Form 10-Q
period 1995-03-25
HOLOGIC INC
filed 1995-05-08
CIK 859737

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    	March 25, 1995

or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:     		             0-18281

Hologic, Inc.
(Exact name of registrant as specified in its charter)

Delaware                        04-2902449
(State of incorporation)        (I.R.S. Employer Identification No.)

590 Lincoln Street, Waltham,  Massachusetts      02154
(Address of principal executive offices)        (Zip Code)

(617) 890-2300
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
								   Yes  X      No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 28, 1995, 4,079,987 shares of the registrant's Common Stock, $.01 par value, were outstanding.

HOLOGIC, INC. AND SUBSIDIARIES

INDEX





                                                         	Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

		Consolidated Balance Sheets
		March 25, 1995 and September 24, 1994	                   	3

		Consolidated Statements of Income
		Three and Six Months Ended March 25, 1995
		and March 26, 1994                                     	 	4

		Consolidated Statements of Cash Flows
		Six Months Ended March 25, 1995
		and March  26, 1994	                                     	5

		Notes to Consolidated Financial Statements            	  	6


Item 2.  Management's Discussion and Analysis of Financial Condition
		and Results of Operations                               		9


PART II - OTHER INFORMATION	                              	12


SIGNATURES                                               		14

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HOLOGIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
                                                    	     March 25,	   September 24,
                                                         	1995	            1994

CURRENT ASSETS:
 Cash and cash equivalents                              		$9,848,209	    $5,880,010
 Short-term investments	                                  	1,497,158	     3,519,515
 Accounts receivable, less reserves of $850,000 	         	8,360,929    	10,893,649
 Inventories	                                             	5,324,740	     4,435,033
 Prepaid expenses and other current assets		               2,412,346      1,584,132
	Total current assets		                                   27,443,382	    26,312,339

PROPERTY AND EQUIPMENT, at cost:
 Equipment 	                                              	2,246,192	     1,922,473
 Furniture and fixtures 		                                   622,855	       553,393
 Leasehold improvements 		                                   493,482	       448,529
		                                                         3,362,529	     2,924,395
 Less- Accumulated depreciation and amortization		         2,039,056	     1,796,826
		                                                         1,323,473	     1,127,569
OTHER ASSETS:
 Other assets, net		                                       1,593,413	     1,057,254
	                                                       	$30,360,268   	$28,497,162

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                          	March 25,    	September 24,
	                                                            1995	            1994

CURRENT LIABILITIES:
 Line of credit		                                        $2,533,676	     $2,417,034
 Accounts payable		                                       2,138,344      	1,865,413
 Accrued expenses	                                       	3,407,433	      3,474,482
 Deferred revenue		                                       1,132,093	        867,861
	Total current liabilities		                              9,211,546       8,624,790

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value-
  Authorized - 10,000,000 shares
    Issued and outstanding - 4,079,987 and
    4,024,581 shares, respectively                        		40,800          	40,246
 Capital in excess of par value	                       	14,876,322     	14,450,085
 Retained earnings 	                                    	6,348,404      	5,551,074
 Cumulative translation adjustment		                      (116,804)	      (169,033)
	Total stockholders' equity	                           	21,148,722     	19,872,372
	                                                     	$30,360,268    	$28,497,162

The accompanying notes are an integral part of these consolidated financial statements.

HOLOGIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                 	Three Months Ended          	Six Months Ended
	                               March 25,    	 March 26,   	  March 25,	    March 26,
	                                 1995          	1994	          1995         	1994

REVENUES:
 Product sales	               	$8,520,603     	$9,475,617	    $18,303,724	  $16,958,933
 Other revenues	             	    510,516	        431,586	        926,250	      595,693
		                              9,031,119      	9,907,203     	19,229,974    17,554,626
COSTS AND EXPENSES:
 Cost of product sales		        4,893,065       5,343,210     	10,235,955 	   9,452,611
 Research and development		     1,108,986	        845,327	      2,076,566	    1,627,831
 Selling and marketing		        1,711,619	      1,340,614      	3,534,468   	 2,767,545
 General and administrative		   1,198,136	      1,120,190	      2,391,666	    1,909,855
		                              8,911,806	      8,649,341	     18,238,655  	 15,757,842

	Income from operations		         119,313	      1,257,862        	991,319    	1,796,784

 Interest income                		166,889         	68,246        	282,571    	  134,338

 Other expense	                  	(72,592)	       (52,119)	      (156,560)	     (53,718)

	Income before
	provision for income taxes		     213,610	       1,273,989     	1,117,330 	   1,877,404
PROVISION FOR INCOME TAXES		       60,000	         400,000	       320,000	      590,000

 	Net income                   		$153,610        	$873,989      	$797,330    $1,287,404

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE	       	$    .03        	$    .21      	$    .18   	$      .32

WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES
 OUTSTANDING	                  	4,410,393       	4,109,677     	4,399,543    	4,073,436




		The accompanying notes are an integral part of these consolidated financial statements.

HOLOGIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                           	Six Months Ended
                                                      	March 25,         	March 26,
	                                                        1995	               1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          		$797,330          	$1,287,404
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities-
     Depreciation and amortization                     		264,498             	236,929
     Changes in assets and liabilities-
	Accounts receivable	                                 	2,553,567          	(3,432,272)
	Inventories	                                          	(780,960)           	(160,795)
	Prepaid expenses and other current assets	            	(709,971)           	(154,356)
	Accounts payable		                                      100,528             	664,525
	Accrued expenses		                                     (116,467)            	513,015
	Deferred revenue		                                      248,289	            (101,049)
	  Net cash provided by (used in) operating activities
	                                                      2,356,814 	         (1,146,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales (purchases) of short-term investments	    	2,022,357            	(563,882)
  Purchase of property and equipment		                  (405,764)           	(200,037)
  Increase in other assets		                             (93,447)	            (88,494)
	  Net cash provided by (used in)
	  investing activities		                              1,523,146 	           (852,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net settlement on line of credit	                     	(60,620)                	--
  Exercise of stock options                            		102,703	               8,025
	Net cash provided by financing activities		              42,082	               8,025

EFFECT OF EXCHANGE RATE CHANGES ON CASH             		    46,156	             (29,709)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS	                                   	3,968,199         	 (2,020,696)
CASH AND CASH EQUIVALENTS, beginning of period		       5,880,010	           6,688,506
CASH AND CASH EQUIVALENTS, end of period	            	$9,848,209          	$4,667,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes     		$   104,480          	$  100,000

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS:
  Preferred stock investment acquired in
	exchange for common stock                        	 	$   324,088	               --





The accompanying notes are an integral part of these consolidated financial statements.

                      HOLOGIC, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

(1)	Basis of Presentation

	The consolidated financial statements of Hologic, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 24, 1994, included in the Company's 1994 Annual Report to Stockholders as filed with the Securities and Exchange Commission on December 23, 1994.

	The consolidated balance sheet as of March 25, 1995, the consolidated statements of income for the three and six months ended March 25, 1995 and March 26, 1994 and the consolidated statements of cash flows for the six months ended March 25, 1995 and March 26, 1994, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

	The results of operations for the three and six months ended March 25, 1995, are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1995.

(2)	Summary of Significant Accounting Policies

	The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements.

	(a) Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                         March 25,        	September 24,
                                          	1995                	1994

Raw materials and work-in-process	     	$3,718,262          	$3,258,076
Finished goods		                         1,606,478    	      	1,176,957
	                                       $5,324,740	          $4,435,033


	Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

	(b)  Foreign Currency Translation:

	Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rate in effect during the period. Gains and losses from foreign currency translation are included in the stockholders' equity section under cumulative translation adjustment. Foreign currency transaction gains and losses arising primarily from settlement of sales transactions with the Company's foreign subsidiaries are included in results of operations. Transaction losses of $26,802 and $67,173 for the three and six months ended March 25, 1995, respectively, and transaction losses of $47,028 and $44,550 for the three and six months ended March 26, 1994, respectively, are included in other expense in the accompanying consolidated statements of income.

	(c)  Foreign Currency Hedging:

	The Company previously hedged certain foreign currency risks by entering into forward contracts at the beginning of each quarter to hedge foreign currency denominated sales for that quarter. All forward contracts were settled by the end of each quarter. In the third quarter of fiscal 1994, the Company's European subsidiaries began to borrow sufficient funds in their local currency through a credit line, as discussed below, to pay the Company for all intercompany sales which reduces the foreign currency exposure on those transactions. The Company did not enter into any foreign exchange contracts during the six months ended March 25, 1995.

(3)	Line of Credit

	The Company has an international line of credit with a bank for the equivalent of $3,000,000, which bears interest at PIBOR plus 2%. The borrowings under this line are denominated in the local currency of its European subsidiaries and are primarily used by these subsidiaries to settle intercompany sales.

(4)	Stock Option Plans

	A summary of stock option activity is as follows:

                                                 	Number           	Exercise
                                                 	of Shares	    Price Per Share

Outstanding at September 24, 1994	                	583,701	        $.10-$17.75
	     Granted		                                     39,650	         13.50-18.00
	     Terminated		                                  (4,660)         	5.625-14.125
	     Exercised	                                 	 (27,385)      	   1.00-7.375
Outstanding at  March 25, 1995		                   591,306        	$.10-$18.00



(5)	Significant Customers and Concentration of Credit Risk

	For the six months ended March 25, 1995 and March 26, 1994, the Company had one customer who comprised 32% and 27% of product sales, respectively.
This customer had amounts due to the Company of approximately $2,935,000 at March 25, 1995, all of which were within the payment terms of the sales.

(6)	Collaboration Agreement

	In September 1994, the Company entered into a collaboration agreement with another entity to perform certain limited medical research. In March 1995, the Company paid approximately $76,000 in cash and issued shares of its common stock valued at approximately $324,000 for the purchase of an equity interest in the company of approximately 5% on a fully diluted basis. This investment is included in other assets in the accompanying March 25, 1995 balance sheet.

Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations

HOLOGIC, INC. AND SUBSIDIARIES
Results of Operations

	Revenues. Total revenues for the second quarter of fiscal 1995 decreased 9% to $9,031,119 from $9,907,203 for the second quarter of fiscal 1994. Total revenues for the current six month period increased 10% to $19,229,974 from $17,554,626 for the first six months of fiscal 1994. The decrease in product sales for the current three month period was primarily due to a decrease in the total number of QDR[registered trademark] product shipments, especially the lower-priced QDR-1000 systems, and a decrease in the number of Scanora systems sold, a specialized system for taking x-rays of the teeth and jaw which is distributed by the Company in Europe. The increase in product sales for the current six month period was primarily due to the first quarter's increase in QDR product shipments in the Company's international markets, particularly to Japan. In the first quarter, there was also a shift in product sales mix with an increased percentage of sales being derived from the higher-priced QDR-2000plus systems and an increase in sales of two products distributed by the Company, Scanora and DTX-100. Other revenues also increased for the current three and six month periods due to increases in royalty revenues from the licensing of the Company's technology and in bone density analysis services provided primarily to pharmaceutical companies.

Total revenues for the second quarter of fiscal 1995 decreased 11% from $10,198,855 in the immediately preceding quarter primarily due to a decrease in the total number of QDR, Scanora and DTX product shipments.

The Company introduced its new family of x-ray bone densitometers, the ACCLAIM[trademark] series, in the first quarter of fiscal 1995 and began shipments of the high-end product, the QDR-4500A, in the current quarter. Approval to market this next generation of bone densitometers in the U.S. was granted by the FDA in January 1995. The QDR-4500C, the lower-priced product within the ACCLAIM series, was not available for shipment in the current quarter which contributed to the decrease in QDR product shipments, particularly in the U.S. The full line of ACCLAIM series bone densitometers, including the lower-priced QDR-4500C, became available for sale in the third quarter of fiscal 1995.

The Company's sales continue to be affected by the ever changing and evolving healthcare landscape which includes the lack of regulatory approvals of new drug therapies to prevent and treat osteoporosis, uncertainty concerning the expansion of medical reimbursement practices for bone density examinations and preventive health maintenance issues.

In the first six months of fiscal 1995, approximately 41% of product sales were generated in Asia, 40% in Europe, 12% in the United States and 7% in other international markets. In the first six months of fiscal 1994, approximately 33% of product sales were generated in Asia, 34% in Europe, 28% in the United States and 5% in other international markets.

	Costs and Expenses. The cost of product sales increased slightly to 57% of product sales in the current quarter from 56% in the second quarter of 1994 and remained constant at 56% of product sales in the first six months of fiscal 1995 and 1994. In the current quarter, gross margins declined slightly as the improvement from the sales price premium earned on the QDR 4500A, which the Company began shipping in the current quarter, was offset by the decrease in the QDR product volume and a greater percentage of sales to international dealers which result in lower selling prices than through the Company's direct sales force. In the current six month period, gross margins remained relatively constant with the comparable period of fiscal 1994 as improvement in selling prices from the QDR-4500A shipments were offset with a greater percentage of sales to international dealers.

	Research and development expenses increased 31% to $1,108,986 (12% of total revenues) in the current quarter from $845,327 (9% of total revenues) in the second quarter of fiscal 1994. For the current six month period, research and development expenses increased 28% to $2,076,566 (11% of total revenues) from $1,627,831 (9% of total revenues) for the first six months of 1994. The increase in research and development expenses in 1995 is primarily due to the addition of engineering personnel working on the development of new products and the enhancement of existing products.

	Selling and marketing expenses increased 28% to $1,711,619 (20% of product sales) in the current quarter from $1,340,614 (14% of product sales) in the second quarter of fiscal 1994. For the current six month period, selling and marketing expenses increased 28% to $3,534,468 (19% of product sales) from $2,767,545 (16% of product sales) for the first six months of 1994. The increase in selling and marketing expenses in the current quarter was primarily due to an increase in sales personnel and related expenses, and marketing and promotional costs incurred in the introduction of the Company's fourth generation QDR system, the QDR 4500A ACCLAIM. The increase for the current six month period was also due to increased sales commissions based on higher sales volume.

	General and administrative expenses increased 7% to $1,198,136 (13% of total revenues) in the current quarter from $1,120,190 (11% of total revenues) in the second quarter of fiscal 1994. During the first six months of fiscal 1995, general and administrative expenses increased 25% to $2,391,666 (12% of total revenues) from $1,909,855 (11% of total revenues) in the first six months of 1994. The increase in general and administrative expenses in fiscal 1995 were primarily due to legal costs associated with current patent litigation and, to a lesser extent, increased headcount.

	Interest Income. Interest income increased to $166,889 in the current quarter from $68,246 in the second quarter of fiscal 1994 and increased to $282,571 in the current six month period from $134,338 in the comparable period in fiscal 1994 primarily due to a higher rate of return on cash, cash equivalents and short-term investments combined with a higher average investment base. In addition, the Company is currently earning interest on a number of long-term receivables with certain Latin American customers.

	Other Expense. In the second quarter and for the first six months of fiscal 1995, the Company incurred other expenses of $72,592 and $156,560, respectively. These expenses were primarily from the interest costs on the line of credit established in the third quarter of fiscal 1994 and, to a lesser extent, foreign currency exchange losses arising from the Company's U.S. dollar denominated sales transactions to its European subsidiaries. The Company's European subsidiaries utilize the line of credit to borrow funds in their local currency to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions. In fiscal 1994, these expenses were primarily due to foreign currency exchange losses, net of hedge transactions. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the Company has established a borrowing line denominated in the two foreign currencies (the French Franc and the Belgian Franc) in which the subsidiaries currently conduct business to minimize this risk, there can be no assurance that the Company will be successful or can fully hedge its foreign currency exposure.

	Provision for Income Taxes. The Company's effective tax rate for the first six months of fiscal 1995 is 29%. The Company's effective tax rate is lower than the statutory tax rates due primarily to tax benefits associated with the Company's foreign sales corporation and the utilization of tax credits.

Liquidity and Capital Resources

	The Company has funded its operations primarily through cash flows from operations and the issuance of securities.

	At March 25, 1995, the Company's working capital was $18,231,836. At such date, the Company had $11,345,367 in cash, cash equivalents and short-
term investments.   The current cash, cash equivalents and investments balance increased approximately $1,946,000 from September 24, 1994 primarily due to a decrease in the Company's accounts receivable balance and an increase in accounts payable, which was partially offset by an increase in inventories.
At March 25, 1995, one customer had an accounts receivable balance of approximately $2,935,000. The increases in accounts payable and inventories are primarily due to the Company's production ramp-up for the QDR 4500A ACCLAIM which the Company began shipping in the current quarter. Working capital increased by approximately $544,000 in the first six months of fiscal 1995, primarily from the addition of the period's net income.

	The Company does not currently have any significant capital commitments and believes that existing sources of liquidity and funds expected to be generated from operations, including a $3 million line of credit for use by its European subsidiaries, will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

                        PART II - OTHER INFORMATION

                        HOLOGIC, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.

	Patent Litigation.   Except as set forth below, there have been no
material developments with respect to the litigation described in the Company's Quarterly Report on Form 10-Q for the quarter ended December 24, 1994.

	On May 3, 1995, the U.S. District Court for the Western District of Wisconsin denied a motion by Lunar to prevent the Company from supplying the whole body measurement capability on its new QDR 4500 series, and issued a preliminary injunction enjoining Hologic from making, using or selling two software options with certain of its bone densitometers. Theses options concern vertebral morphometric and prosthetic hip software.

	This order does not affect the Company's sale of any of its bone densitometer systems so long as the products do not contain the allegedly infringing software. The Company does not believe that these options were material to its sales, and therefore does not expect the injunction to impact unit sales.

	During the Company's quarter ended March 25, 1995 and through the date of this report, no action has been taken by the United States District Court for the Western District of Wisconsin or the United States District Court for the District of Massachusetts relating to the Company's claims against Lunar for infringing certain of the Company's patents.


Item 2.	Changes in Securities.

		None.

Item 3.	Defaults Upon Senior Securities.

		None.

Item 4.	Submission of Matters to a Vote of Security-Holders.

	The Company held its Annual Meeting of Stockholders on February 28, 1995. Approximately 3,529,110 shares or 87.5% of the Common Stock issued and outstanding as of the record date, were represented at the meeting in person or by proxy. Set forth below is a brief description of each matter voted upon at the meeting and the voting results with respect to each matter.

1. A proposal to elect the following five persons to serve as members of the Company's Board of Directors for the ensuing year:


 Name	 	                            For	 	           Withheld   		       Abstain

 S. David Ellenbogen		           3,517,864	           11,246		             	0
	Irwin Jacobs			                 3,517,239	           11,871		             	0
	William A. Peck		               3,517,864  	         11,246             			0
	Gerald Segel	                 		3,517,864	           11,246		             	0
	Jay A. Stein		                 	3,517,864  	         11,246	              	0

2.  A proposal to adopt the Company's 1995 Employee Stock Purchase Plan.

  	For: 	3,428,979	   	Against:    14,820	   	Abstain:     40,872

3. A proposal to ratify the appointment of Arthur Andersen, LLP as independent public accountants of the Company.

  	For:  	3,481,185 		 Against:    2,930	    	Abstain:     44,995

Item 5.	Other Information.

		None.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits furnished:

		(11)	Statement Re: Computation of Earnings Per Share.

	(b)	Reports on Form 8-K:


No reports on Form 8-K were filed by the Company during the quarter ended March 25, 1995.

HOLOGIC, INC. AND SUBSIDIARIES

SIGNATURES




	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









							Hologic, Inc.
							(Registrant)



May 8, 1995			/s/    S. David Ellenbogen
Date				           		S. David Ellenbogen
						               Chairman and Chief Executive Officer





May 8, 1995 			/s/    Glenn P. Muir
Date					            	Glenn P. Muir
					                	Vice President, Finance and Treasurer
						               (Principal Financial and Chief Accounting
					                	Officer)








14




                            HOLOGIC, INC. AND SUBSIDIARIES
                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                                     (Unaudited)

                                            	Three Months Ended      	Six Months Ended
	                                           March 25,	  March 26,   	March 25,	  March 26,
	                                             1995	       1994	         1995     	 1994

PRIMARY:
 Net income                              		$ 153,610   	$ 873,989   	$797,330	   $1,287,404

 Weighted average shares outstanding	     	4,043,022   	3,948,689   4,034,546 	   3,947,553
 Common stock equivalents outstanding,
	pursuant to the treasury stock method   		  367,371	     160,988     364,997 	     125,883

Primary weighted average number of common
and	common equivalent shares outstanding	 	4,410,393   	4,109,667  	4,399,543	    4,073,436

Per share amount	                         	$     .03   	$     .21	  $     .18	   $      .32
