Form 10-Q/A
period 1995-03-25
HOLOGIC INC
filed 1995-07-10
CIK 859737

This Amendment No. 1 is filed to include the Article 5 Financial Data Schedule which was inadvertently omitted from the original filing

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

			                       		Amendment No. 1
					                         FORM 10-Q/A
(Mark One)

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









			              				Hologic, Inc.
						             	(Registrant)


July 10, 1995			   	/s/    S. David Ellenbogen
Date				          		S. David Ellenbogen
						              Chairman and Chief Executive Officer





July 10, 1995				/s/    Glenn P. Muir
Date					       	Glenn P. Muir
						           Vice President, Finance and
					           	Treasurer(Principal Financial and
						           Chief Accounting Officer)







 Exhibit Index


(a)	Exhibits furnished:

	(27)	Financial Data Schedule for the six months ended March 25,1995.