Form 10-Q
period 1995-06-24
HOLOGIC INC
filed 1995-08-07
CIK 859737

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    	June 24, 1995

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

As of August 1, 1995, 4,087,602 shares of the registrant's Common Stock, $.01 par value, were outstanding.




                       HOLOGIC, INC. AND SUBSIDIARIES

                                   INDEX






                                                         	Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

		Consolidated Balance Sheets
		June 24, 1995 and September 24, 1994	                   	3

		Consolidated Statements of Income
		Three and Nine Months Ended June 24, 1995
		and June 25, 1994	                                      	4

		Consolidated Statements of Cash Flows
		Nine Months Ended June 24, 1995
		and June 25, 1994	                                      	5

		Notes to Consolidated Financial Statements	             	6


Item 2. Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations	                                    	9


PART II - OTHER INFORMATION                            		12


SIGNATURES	                                             	14

                    PART I - FINANCIAL INFORMATION

Item 1.		Financial Statements

                    HOLOGIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                               ASSETS
                                              	     June 24,      	September 24,
	                                                     1995	             1994
CURRENT ASSETS:
 Cash and cash equivalents	                	       $6,669,473	       $5,880,010
 Short-term investments	                           	4,051,352        	3,519,515
 Accounts receivable, less reserves of $850,000 	 	10,700,895        10,893,649
 Inventories	                                      	6,009,750	        4,435,033
 Prepaid expenses and other current assets		        2,261,788         1,584,132
	Total current assets		                            29,693,258	       26,312,339

PROPERTY AND EQUIPMENT, at cost:
 Equipment                                        		2,431,130        	1,922,473
 Furniture and fixtures 	                            	647,544	          553,393
 Leasehold improvements 		                            503,119	          448,529
	                                                  	3,581,793        	2,924,395
 Less- Accumulated depreciation and amortization		  2,179,655	        1,796,826
		                                                  1,402,138	        1,127,569
OTHER ASSETS:
 Other assets, net		                                1,725,126	        1,057,254
		                                                $32,820,522      	$28,497,162

                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   	June 24,      	September 24,
	                                                     1995              	1994
CURRENT LIABILITIES:
 Line of credit		                                 $2,976,995	        $2,417,034
 Accounts payable	                                	2,938,338         	1,865,413
 Accrued expenses		                                3,803,397	         3,474,482
 Deferred revenue		                                1,458,226	           867,861
	Total current liabilities		                      11,176,956	         8,624,790

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value-
  Authorized - 10,000,000 shares
    Issued and outstanding - 4,080,317 and
    4,024,581 shares, respectively	                  	40,803	            40,246
 Capital in excess of par value	                 	14,878,113        	14,450,085
 Retained earnings 	                              	6,836,072	         5,551,074
 Cumulative translation adjustment		                (111,422)	         (169,033)
	Total stockholders' equity		                     21,643,566	        19,872,372
		                                               $32,820,522	       $28,497,162


  The accompanying notes are an integral part of these consolidated financial statements.

                      HOLOGIC, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                      	Three Months Ended	        Nine Months Ended
	                                    June 24,	    June 25,     	June 24, 	  June 25,
                                      	1995	        1994	         1995	      1994
REVENUES:
 Product sales                    	$10,804,357	  $10,572,839	 $29,108,081  	$27,531,772
 Other revenues		                      496,963	      375,187    1,423,213       970,880
	                                  	11,301,320   	10,948,026	  30,531,294	   28,502,652
COSTS AND EXPENSES:
 Cost of product sales	             	5,669,960    	5,854,917	  15,905,915   	15,307,528
 Research and development	          	1,014,569      	927,743   	3,091,135	    2,555,574
 Selling and marketing		             2,112,318     1,355,906	   5,646,786	    4,123,451
 General and administrative	        	1,158,790	    1,194,155    3,198,596	    3,104,010
 Litigation expenses	  	               800,968	           --	   1,152,828            --
			                                 10,756,605    	9,332,721	  28,995,260	   25,090,563

	Income from operations		              544,715	    1,615,305   	1,536,034    	3,412,089

Interest income	                      	164,012       	93,544     	446,583	      227,882

Other (expense) income		               (91,059)	      31,676	    (247,619)    	 (22,042)

	Income before provision for
 income taxes                        		617,668    	1,740,525	   1,734,998	    3,617,929
PROVISION FOR INCOME TAXES		           130,000	      545,000	     450,000	    1,135,000

 	Net income		                        $487,668   	$1,195,525	  $1,284,998	   $2,482,929

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE:
   Primary		                            $  .11       	$  .28	      $  .29	      $   .60
   Fully diluted		                                   	$  .28	                	  $   .58

WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES OUTSTANDING:
   Primary	                         	4,409,771    	4,259,580   	4,408,750	    4,137,264
   Fully diluted		                                	4,308,014	                	4,298,055




  The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                      	Nine Months Ended
	                                                       June 24,         	June 25,
	                                                          1995	             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income		                                          $1,284,998     	$2,482,929
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities-
    Depreciation and amortization		                        420,121	        358,222
Changes in assets and liabilities -
   	Accounts receivable	 	                                 172,809     	(5,878,923)
	   Inventories                                       		(1,406,904)      	(818,814)
	   Prepaid expenses and other current assets           		(513,527)       	(77,849)
	   Accounts payable		                                     800,764	        508,078
   	Accrued expenses		                                    	275,272	        321,408
	   Deferred revenue		                                     562,715   	    (226,408)
	     Net cash provided by (used in)
       operating activities	                            	1,596,248    	 (3,331,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of short-term investments		            (531,837)    	(1,063,108)
  Purchase of property and equipment		                 (612,634)      	(210,808)
  Increase in other assets	                        	   (120,674)       	(23,450)
	  Net cash used in investing activities	           	(1,265,145)    	(1,297,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from line of credit                    	  	286,514      	1,414,370
  Exercise of stock options		                           104,496	        155,124
	Net cash provided by financing activities		            391,010	      1,569,494

EFFECT OF EXCHANGE RATE CHANGES ON CASH		                67,350	        (83,746)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS	                                    	789,463	     (3,142,975)
CASH AND CASH EQUIVALENTS, beginning of period		      5,880,010	      6,688,506
CASH AND CASH EQUIVALENTS, end of period	           	$6,669,473	     $3,545,531

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION:
  Patent rights acquired in exchange
   for common stock		                                  $324,088     	$       --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for-
	Income taxes		                                     $   163,686 	     $  700,938
	Interest		                                         $   101,685      	$   19,659



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

	The consolidated balance sheet as of June 24, 1995, the consolidated statements of income for the three and nine months ended June 24, 1995 and June 25, 1994 and the consolidated statements of cash flows for the nine months ended June 24, 1995 and June 25, 1994, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

	The results of operations for the three and nine months ended June 24, 1995, are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1995.

(2)	Summary of Significant Accounting Policies

	The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

	(a) Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                        	June 24,	        September 24,
	                                          1995               	1994

Raw materials and work-in-process	    	$3,944,232          	$3,258,076
Finished goods	                       	 2,065,518           	1,176,957
                                      	$6,009,750          	$4,435,033


	Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

	(b)  Foreign Currency Translation:

	Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rate in effect during the period. Gains and losses from foreign currency translation are included in the stockholders' equity section under cumulative translation adjustment. Foreign currency transaction gains and losses arising primarily from settlement of sales transactions with the Company's foreign subsidiaries are included in results of operations. A transaction loss of $26,422 and $93,595 for the three and nine months ended June 24, 1995, respectively, and a transaction gain of $42,181 and a transaction loss of $2,369, for the three and nine months ended June 25, 1994, respectively, are included in other (expense) income in the accompanying consolidated statements of income.

	(c)  Foreign Currency Hedging:

	The Company previously hedged certain foreign currency risks by entering into forward contracts at the beginning of each quarter to hedge foreign currency denominated sales for that quarter. All forward contracts were settled by the end of each quarter. In the third quarter of fiscal 1994, the Company's European subsidiaries began to borrow sufficient funds in their local currency through a credit line, as discussed below, to pay the Company for all intercompany sales which reduces the foreign currency exposure on those transactions. The Company did not enter into any foreign exchange contracts during the nine months ended June 24, 1995.


(3)	Line of Credit

	The Company has an international line of credit with a bank for the equivalent of $3,000,000, which bears interest at PIBOR plus 2%. The borrowings under this line are denominated in the local currency of its European subsidiaries and are primarily used by these subsidiaries to settle intercompany sales.

(4)	Stock Option Plans

	A summary of stock option activity is as follows:

                                         	Number	          Exercise
	                                         of Shares       	Price Per Share

Outstanding at September 24, 1994         	583,701	        $ .10-$17.75
	     Granted		                             89,750	        12.375-18.00
	     Terminated		                          (5,420)        	5.625-14.125
	     Exercised		                          (27,715)     	   1.00-7.375
Outstanding at  June 24, 1995		            640,316	         $.10-$18.00

(5)	Significant Customers and Concentration of Credit Risk

	In the nine months ended June 24, 1995 and June 25, 1994, the Company had one customer who comprised 25% and 34% of product sales, respectively. This customer had amounts due to the Company of approximately $1,900,000 at June 24, 1995, all of which were within the payment terms of the sales.


(6)	Collaboration Agreement

	In September 1994, the Company entered into a collaboration agreement with another entity to perform certain limited medical research. In March 1995, the Company paid approximately $76,000 in cash and issued shares of its common stock valued at approximately $324,000 for the purchase of an equity interest in the company of approximately 5% on a fully diluted basis. This investment is included in other assets in the accompanying June 24, 1995 balance sheet.

(7)	Patent Litigation

	The Company incurred litigation expenses in fiscal 1995 in connection with two separate patent disputes. These expenses are expected to continue at their current level until the patent issues are resolved.

Item 2.		Management's Discussion and Analysis of Financial
		       Condition and Results of Operations

                HOLOGIC, INC. AND SUBSIDIARIES

Results of Operations

	Revenues.   Total revenues for the third quarter of fiscal 1995
increased 3% to $11,301,320 from $10,948,026 for the third quarter of fiscal 1994. Total revenues for the current nine month period increased 7% to $30,531,294 from $28,502,652 for the first nine months of fiscal 1994. The increase in total revenues was due to the increase in product sales and other revenues. The increase in product sales for the current three and nine month periods was primarily due to an increase in the total number of QDR[registered] and Scanora product shipments, and an increase in field service support and maintenance revenues due to the larger installed base in 1995. Other revenues also increased for the current three and nine month periods due to increases in bone density analysis services provided primarily to pharmaceutical companies.

	Total revenues for the third quarter of fiscal 1995 increased 25% from $9,031,119 in the immediately preceding quarter primarily due to an increase in the total number of QDR and Scanora product shipments. The Company began shipping its entire line of ACCLAIM[trademark] series bone densitometers, including the lower-priced QDR 4500C, in the third quarter of the current year. Sales of the new ACCLAIM series products increased 125% from the immediately preceding quarter and accounted for over one-half of the current quarter's QDR product shipments. The Company also began international shipments of an ultrasound bone analyzer which was acquired from WalkerSonix in the first quarter of fiscal 1995.

	The Company's sales continue to be affected by the ever changing and evolving healthcare landscape which includes the lack of regulatory approvals of new drug therapies to prevent and treat osteoporosis, uncertainty concerning the expansion of medical reimbursement practices for bone density examinations and preventive health maintenance issues.

	In the first nine months of fiscal 1995, approximately 37% of product sales were generated in Europe, 34% in Asia, 19% in the United States and 10% in other international markets. In the first nine months of fiscal 1994, approximately 31% of product sales were generated in Europe, 38% in Asia, 26% in the United States and 5% in other international markets.

	Costs and Expenses.    The cost of product sales decreased to 52% of
product sales in the current quarter from 55% in the third quarter of 1994 and decreased to 55% of product sales in the first nine months of 1995 from 56% in the comparable nine month period of 1994. In the current three and nine month periods, gross margins improved due to product cost reductions and manufacturing efficiencies associated with the recently introduced ACCLAIM series of bone densitometers, and an increase in field service maintenance and support revenues.

	Research and development expenses increased 9% to $1,014,569 (9% of total revenues) in the current quarter from $927,743 (8% of total revenues) in the third quarter of 1994. For the current nine month period, research and development expenses increased 21% to $3,091,135 (10% of total revenues) from $2,555,574 (9% of total revenues) for the first nine months of 1994. The increase in research and development expenses in 1995 is primarily due to (i) the addition of engineering personnel working on the development of new products and the enhancement of existing products, and (ii) the funding of certain outside development activities relating to a project with Serex involving the use of bio-chemical markers.

	Selling and marketing expenses increased 56% to $2,112,318 (20% of product sales) in the current quarter from $1,355,906 (13% of product sales) in the third quarter of fiscal 1994. For the current nine month period, selling and marketing expenses increased 37% to $5,646,786 (19% of product sales) from $4,123,451 (15% of product sales) for the first nine months of 1994. The increases in selling and marketing expenses in 1995 were primarily due to an increase in sales personnel and related expenses, marketing and promotional costs incurred in connection with the introduction of the Company's fourth generation QDR system, the QDR 4500 ACCLAIM series, and increased sales commissions.

	General and administrative expenses decreased 3% to $1,158,790 (10% of total revenues) in the current quarter from $1,194,155 (11% of total revenues) in the third quarter of fiscal 1994. During the first nine months of fiscal 1995, general and administrative expenses increased 3% to $3,198,596 (10% of total revenues) from $3,104,010 (11% of total revenues) in the first nine months of 1994. In fiscal 1995, the Company has increased its headcount and incurred higher legal costs than in 1994. These increases were partially offset by a reduction in the charge for bad debts and reduced contributions to various employee benefit and incentive plans.

	Litigation expenses incurred in fiscal 1995 are in connection with two separate patent disputes. Legal expenses in connection with the patent litigation with Lunar Corporation began in September 1994 and represent over one-half of the total litigation expenses. A trial date with Lunar has been set for September 1995. These expenses are expected to continue at their current level until the patent issues are resolved.

	Interest Income. Interest income increased to $164,012 in the current quarter from $93,544 in the third quarter of fiscal 1994 and increased to $446,583 in the current nine month period from $227,882 in the comparable period in fiscal 1994 primarily due to a higher rate of return on cash, cash equivalents and short-term investments combined with a higher average investment base. In addition, the Company is currently earning interest on a number of long-term receivables with certain Latin American customers.

	Other Expense. In the third quarter and for the first nine months of fiscal 1995, the Company incurred other expenses of $91,059 and $247,619, respectively. These expenses were primarily from the interest costs on the line of credit established in the third quarter of fiscal 1994 and, to a lesser extent, foreign currency exchange losses arising from both transactions by the Company's European subsidiaries in currencies other than their functional currency and the Company's U.S. dollar denominated sales transactions to its European subsidiaries. The Company's European subsidiaries utilize the line of credit to borrow funds in their local currency to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions. In the third quarter of fiscal 1994, the Company recognized other income of $42,181 for foreign currency exchange gains arising from the Company's U.S. dollar denominated sales transactions to its
European subsidiaries.   In fiscal 1994, these expenses were primarily due to
foreign currency exchange losses, net of hedge transactions. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the Company has established a borrowing line denominated in the two foreign currencies (the French Franc and the Belgian Franc) in which the subsidiaries currently conduct business to minimize this risk, there can be no assurance that the Company will be successful or can fully hedge its foreign currency exposure.

	Provision for Income Taxes. The Company's effective tax rate for the first nine months of fiscal 1995 is 26%. The Company's effective tax rate is lower than the statutory tax rates primarily due to tax benefits associated with the Company's foreign sales corporation, the utilization of net operating losses in foreign jurisdictions and tax credits.


Liquidity and Capital Resources

	The Company has funded its operations primarily through cash flows from operations and the issuance of securities.

	At June 24, 1995, the Company's working capital was $18,516,302. At such date, the Company had $10,720,825 in cash, cash equivalents and short-
term investments.   The current cash, cash equivalents and investments balance increased approximately $1,321,000 from September 24, 1994 primarily due to a decrease in the Company's accounts receivable balance and an increase in current liabilities, which was partially offset by an increase in inventories. At June 24, 1995, one customer had an accounts receivable balance of approximately $1,900,000. The increases in current liabilities and inventories are primarily due to the Company's production ramp-up for the QDR 4500 ACCLAIM series which the Company began shipping in the second quarter. Working capital increased by approximately $829,000 in the first nine months of fiscal 1995, primarily from the addition of the period's net income.

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

	On May 3, 1995, the U.S. District Court for the Western District of Wisconsin denied a motion by Lunar to prevent the Company from supplying the whole body measurement capability on its new QDR 4500 series, and issued a preliminary injunction enjoining Hologic from making, using or selling two software options with certain of its vertebral morphometric and prosthetic hip software.

	This order does not affect the Company's sale of any of its bone densitometer systems so long as the products do not contain the allegedly infringing software. The Company does not believe that these options were material to its sales, and therefore does not expect the injunction to impact unit sales.

	On July 11, 1995, the Company filed suit in the United States District Court for the Western District of Wisconsin, against Lunar seeking injunctive relief and damages for the manufacture and sale of certain Lunar DXA products which the Company claims infringe a patent owned by Hologic and recently granted at the U.S. Patent Office. The suit also seeks a declaration that the Company's "MXA-Plus" and "Single Cursor" software options do not infringe two Lunar patents and that the Lunar patents are invalid and unenforceable.


Item 2.	Changes in Securities.

		None.

Item 3.	Defaults Upon Senior Securities.

		None.

Item 4.	Submission of Matters to a Vote of Security-Holders.

		None.

Item 5.	Other Information.

		None.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits furnished:

            		(11)	Statement Re: Computation of Earnings Per Share.
	            	(27)	Financial Data Schedule for the nine months
                   ended June 24, 1995.

	(b)	Reports on Form 8-K:

               No reports on Form 8-K were filed by the Company during the quarter ended June 24, 1995.

                     HOLOGIC, INC. AND SUBSIDIARIES

                               SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                               							Hologic, Inc.
							                               (Registrant)



August 4, 1995	               	/s/    S. David Ellenbogen
Date					                            	S. David Ellenbogen
						                                Chairman and Chief Executive Officer





August 4, 1995	              	/s/    Glenn P. Muir
Date					                           	Glenn P. Muir
						                               Vice President, Finance and Treasurer
						                              (Principal Financial and Chief Accounting
					                               	Officer)

                         HOLOGIC, INC. AND SUBSIDIARIES
                  STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                                 (Unaudited)


                                      	Three Months Ended           	Nine Months Ended
                                    	June 24,	      June 25,	      June 24,     June 25,
                             	         1995          	1994         	1995         1994
PRIMARY:
 Net income                      		$  487,668	    $1,195,525	    $1,284,998	   $2,482,929

 Weighted average
   shares outstanding             		4,080,071     	3,962,493 	    4,049,721 	   3,952,533
 Common stock equivalents
  outstanding,	pursuant to the
  treasury stock method		             329,700	       297,087 	      359,029	      184,731
 Primary weighted average
  number of common and	common
  equivalent shares outstanding   		4,409,771	     4,259,580	     4,408,750	    4,137,264

 Per share amount                  	$     .11 	   $      .28	     $     .29 	  $     .60


FULLY DILUTED:
 Net income 	                                   		$1,195,525 	               	 $2,482,929

 Weighted average shares outstanding            			3,962,493		                  3,952,533
 Common stock equivalents outstanding,
 	pursuant to the treasury stock method        			    345,521		                    345,522
 Fully diluted weighted average number
  of common and	common equivalent
  shares outstanding		                             	4,308,014               		  4,298,055

 Per share amount		                               	$      .28		                 $     .58