Form 10-K
period 1995-09-30
HOLOGIC INC
filed 1995-12-26
CIK 859737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    SEPTEMBER 30, 1995
                             ------------------
                                      or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from_____ to _____

Commission File Number:     0-18281
                            -------

                                 HOLOGIC, INC.
                                 -------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                      04-2902449
        --------                                      ----------
 (State of incorporation)                 (I.R.S. Employer Identification No.)

              590 LINCOLN STREET, WALTHAM,  MASSACHUSETTS   02154
              ---------------------------------------------------
                   (Address of principal executive offices)
                                   (Zip Code)

                                 (617) 890-2300
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:
                                                   COMMON STOCK, $.01 PAR VALUE
                                                   RIGHTS TO PURCHASE COMMON
                                                   STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  X          No
                                                            ---            ----

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of November 30, 1995 was $176,540,991 based on the price of the last reported sale on the NASDAQ National Market System.

As of November 30, 1995 there were 4,178,485 shares of the registrant's Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
(1) Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on
     February 27, 1996 (Items 10,11,12 and 13).

                                     PART I

ITEM 1.   BUSINESS.

     Hologic, Inc. (the "Company") is a leading international developer, manufacturer and marketer of X-ray bone densitometers which precisely measure bone density for use in the diagnosis and monitoring of metabolic bone diseases such as osteoporosis. The Company pioneered the use of dual-energy X-ray absorptiometry ("DXA") to measure bone density, introducing the first DXA bone densitometer in 1987. Since this introduction, DXA systems have become the standard for measuring bone density. In 1995, the Company introduced its fourth generation of DXA bone densitometers, its clinically oriented QDR [registered trademark] 4500 ACCLAIM product line.

     To address the growing clinical market for the early diagnosis and monitoring of osteoporosis, the Company is developing products that it believes will complement its DXA product line. In December 1994, the Company acquired the ultrasound bone analyzer business of Walker Sonix, Inc. ("Walker Sonix"). The Company is developing an enhanced ultrasound bone analyzer, the Sahara [trademark] which it intends to introduce in clinical test sites in the United States and certain international markets during fiscal 1996. The Company believes that ultrasound systems could represent a relatively low cost, compact, easy-to-use, non-X-ray based, screening technique to assist in the initial diagnosis of osteoporosis. In September 1994, the Company began a joint development effort with Serex, Inc. ("Serex") to develop a diagnostic strip test to detect biochemical markers that indicate the rate of a patient's bone loss. The strip test is being designed to provide a physician with a real-time means of measuring a patient's biochemical response to osteoporosis therapies and compliance with those therapies, as a complement to periodic bone density measurements. The Company and Serex have also recently entered into an agreement in principle with a leading pharmaceutical company to develop and market an over-the-counter version of the strip test.

BACKGROUND

     OSTEOPOROSIS. Osteoporosis is a condition characterized by reduced bone density that leads to an increased risk of fractures. Bone is a dynamic organ that is maintained through a process referred to as remodeling in which old bone is removed (resorption) and new bone is formed. In early adulthood, the levels of bone resorption and bone formation are generally balanced, with the quantity and distribution of bone throughout the body varying over time depending on muscle mass, strength and use. When remodeling does not function properly, and resorption exceeds formation, the result is a net loss of bone mass and density, often causing diminished structural integrity of the skeleton (particularly of the trabecular "spongy" bone) and an increased risk of fracture.

     According to the National Osteoporosis Foundation (the "NOF"), 25 million Americans, 80% of whom are women, and approximately 200 million people worldwide, suffer from osteoporosis. Osteoporosis typically develops silently over a period of years, eventually progressing to a point where a fracture can easily occur, causing pain and disability. The post-menopausal female population has the highest incidence of osteoporosis and the highest rate of morbidity (loss of quality of life) and mortality due to osteoporosis. The NOF estimates that in the United States osteoporosis contributes to more than 1.3 million fractures annually, a majority of which were of the spine and hip, and that related direct health care and indirect productivity costs in 1987 were approximately $10 billion. Hip fractures lead to the most serious consequences. According to the NOF, as many as one in every five hip fracture patients dies from complications within a year after fracture, one in every four requires long-term care and an even higher percentage of hip fracture patients never return to an active and independent lifestyle.

     Until recently, osteoporosis was thought to be an untreatable consequence of aging. The Company believes that the recent development and introduction of new drug therapies, the aging of the population, and an increased focus on women's health issues and preventive medical practices has created a growing awareness among patients and physicians that osteoporosis is treatable.

     THERAPIES. The Company believes that over 70 clinical studies are currently in progress to assess the safety and effectiveness of new therapies to treat osteoporosis. However, prior to 1995, there were only two approved drug treatments for osteoporosis in the United States, hormone replacement therapy, using estrogen and related hormones ("HRT"), and calcitonin, with the most widely prescribed treatment being HRT. Patient concerns regarding complications related to prolonged use of HRT have contributed to a low compliance rate.
Until recently, calcitonin was available only in an injectable form, a delivery method that has contributed to low patient compliance. Although HRT and calcitonin have generally been shown in clinical trials to slow or stop the loss of bone mass, these therapies have not been proven to restore bone mass.

     On September 29, 1995, the FDA approved Merck's drug Fosamax for the treatment of established osteoporosis in post-menopausal women. Fosamax is a bisphosphonate that acts by coating the bone surface and inhibiting bone resorption. Merck reports that in clinical studies of Fosamax conducted in over 16 countries post-menopausal patients with established osteoporosis who were treated with Fosamax gained on average of 7-10% bone mass in the spine and 7-8% bone mass in the hip over a three-year period compared to patients treated with placebo, and that Fosamax reduced the number of new vertebral fractures (fractures of the spine) by approximately 48% compared with placebo. Merck is conducting ongoing clinical trials to determine the effectiveness of Fosamax in preventing osteoporosis. Fosamax is also approved in at least 18 countries in addition to the United States.

     Other therapies cleared by the FDA to treat osteoporosis in 1995 are a one-tablet hormone replacement therapy, which combines estrogen and progestin, developed by Wyeth-Ayerst Laboratories, and an intra-nasal formulation of calcitonin developed by Sandoz. In addition, in November 1995, an FDA advisory committee recommended that the FDA approve slow-release sodium fluoride for the
treatment of post-menopausal osteoporosis.   Additional therapies undergoing
clinical trials for the prevention or treatment of osteoporosis include bisphosphonates being developed by Proctor & Gamble (Rasidronate), Boehringer-Mannheim (Ibandronate) and Sanofi (Tiludronate), and estrogen analogues or anti-estrogens being developed by Eli Lilly (Raloxifene) and Pfizer (Draloxifene).

     In several European countries, Japan and other international markets, there has been an earlier availability and greater acceptance of osteoporosis therapies. Some of these therapies include estrogens, bisphosphonates, calcitonins, vitamin D compounds and ipriflavone.

     The timing of when and where new drugs will become commercially available, if ever, is uncertain. However, the Company believes that there will be broadened and new approvals of osteoporosis therapies for both treatment and prevention which should positively impact the bone assessment market worldwide.

     Diagnosis and Monitoring of Osteoporosis. There are a number of different technologies that are available that can be used to assess bone mineral status.

     Since the introduction of the first DXA bone densitometer by the Company in 1987, dual energy X-ray absorptiometry has become the primary means of measuring bone density. Prior to that introduction, the most widely used bone density measuring technique for the hip and spine was dual photon absorptiometry
(DPA). DPA systems were not very precise and required relatively long scanning times and the use of an expensive radioactive source that required periodic replacement. In contrast, DXA systems have much higher precision, require significantly shorter scanning times and do not require a radioactive source. DXA systems require a low patient radiation exposure. The most advanced DXA systems can be used to measure the bone density of the whole body, or any site, including the most important fracture sites of the hip or spine. As a result of their precision and versatility, DXA systems have become the predominant means of evaluating low bone density before fractures occur and monitoring changes in a patient's bone density in response to therapies.

     Other bone assessment technologies include single photon absorptiometry
(SPA), radiographic absorptiometry (RA), quantitative computed tomography (QCT), quantitative ultrasound and biochemical markers.

     Single photon absorptiometry was introduced in the 1960s and represents an effective method of measuring bone density at a peripheral site of the skeleton (forearm or heel), although it cannot be used to measure the most important fracture sites of the spine or hip. SPA systems also have the added inconvenience of requiring the patient to place the site being scanned in water or other tissue-equivalent media to achieve precision. SPA, however, does represent a relatively inexpensive and valuable tool in the diagnosis of osteoporosis with reasonable precision and low radiation exposure.

     Quantitative computed tomography was introduced in the mid 1970s and can measure bone density by using a CT scanner to determine both the patient's bone density and bone distribution in three dimensions. QCT, however, has remained limited in clinical use because of its relatively high radiation dose and the high cost of CT scanner equipment.

     Radiographic absorptiometry, also introduced in the 1970s, measures bone density from two X-ray images (radiographs) of the hand placed alongside a calibration device using a conventional X-ray machine. The radiographs are sent to a central processing laboratory where a computer measures the density of the bone. The precision of this technique is comparable to SPA measurements. An advantage of this system is that it does not require any additional capital investment, as traditional X-ray equipment can be used to obtain the radiographs. The technique, however, cannot be used to measure and monitor the hip or spine. Also, because the radiograph must be sent to a laboratory for testing, it does not provide a real-time assessment of bone density, and, if the test is positive, a follow-up consultation is required. The Company believes that RA will be useful in rural areas where there may not be a sufficient concentration of patients to justify a capital investment in DXA bone density measuring equipment.

     Ultrasound has long been used in medical testing. However, the use of ultrasound for the detection of osteoporosis was not commercially introduced until recently, and then only in certain foreign countries. Ultrasound measurement has concentrated mainly on the calcaneous (the heel), which is comprised primarily of trabecular bone, as a measuring site. Initial clinical trials of ultrasound systems have indicated a significant association of low ultrasonic bone measurements of the calcaneous and the risk of fracture. The latest developments in hardware and software, resulting in enhanced precision and ease of use, are currently making ultrasound techniques an option for the diagnosis of osteoporosis. Major advantages of ultrasound examination are the complete absence of radiation and the small size and low cost of the equipment. Ultrasound devices do not use X-rays in making their measurements and therefore do not require X-ray licensing or registered operators. However, because ultrasound bone measurements currently are not as precise as DXA and other measurements, they are less reliable for continued monitoring of small changes in bone density or for assessing the response to therapies. In addition, they are generally limited to measurements at peripheral sites, not the more important spine or hip fracture sites. Accordingly, the Company believes that the most likely use for ultrasound techniques currently employed and under development by the Company and others will be for initial screening for osteoporosis and not for continued monitoring of changes in bone density or the response to therapies.

     Biochemical markers are substances that are produced within the body that correlate directly or indirectly to disease or bodily function. A number of biochemical markers have been discovered that can be used to measure the rate of bone resorption or formation. These measurements, while not measuring bone density, can provide a means to assess quickly (within approximately three months) the effectiveness of treatment and patient compliance with therapies for osteoporosis. A baseline and subsequent bone density tests (as frequently as annually) must be used in conjunction with biochemical marker measurements to assess fully the bone density of the patient. Because biochemical markers cannot be used independently to diagnose osteoporosis or risk of fracture, or to monitor a patient's changes in bone density as a result of therapy or otherwise, the Company believes that biochemical marker tests, including those being developed by the Company, will complement and not replace densitometry.

     MARKET. The Company believes that the clinical market for osteoporosis diagnostic and monitoring products is expanding due to the recent development and introduction of new drug therapies to treat osteoporosis, the more widespread and increased reimbursement for bone density examinations, the aging of the population, and an increased focus on women's health issues and preventive medical practices. All of these factors have led to an increased awareness by women and primary care providers, such as gynecologists and family physicians, that osteoporosis is a treatable disease and that measurement of bone density is an integral component of diagnosis and monitoring of this disease.

     Upon obtaining FDA approval for Fosamax in September 1995, Merck launched an extensive educational campaign to increase patient and physician awareness that osteoporosis is a treatable disease. In connection with this effort, Merck is promoting the use of DXA and other techniques to diagnose and monitor osteoporosis and the effects of drug therapies. The Company believes that this comprehensive Merck program will further accelerate the growth of the bone densitometer and related markets. Currently, Fosamax is only approved for use by patients with established osteoporosis. However, Merck and other drug companies are conducting ongoing clinical trials to establish the efficacy of drug therapies to prevent osteoporosis in high risk patients. Such approval would increase the need for patient testing and monitoring at an earlier age, before a patient is afflicted with osteoporosis.

     In the United States, the Health Care Finance Administration, which establishes guidelines for the reimbursement of health care providers treating Medicare and Medicaid patients, provided validation for DXA bone densitometry examinations as a clinically useful procedure by recommending the reimbursement for DXA bone evaluations at the rate of $68 per scan effective April 1994. Effective January 1995, HCFA furthered the clinical use of DXA evaluations by increasing the recommended reimbursement rate to $124. In part as a result of the reimbursement policy recommendations implemented by HCFA, bone density examinations are paid for by many private third party insurers in the United States.

     With the recent increase in reimbursement levels in the United States, and the FDA approval of Fosamax and other drug therapies, the Company believes that the United States market for bone densitometers and other methods of bone mineral assessment will expand from the hospitals, large clinics, research institutions and imaging and women's centers, to the larger potential market of primary care providers, including gynecologists and family physicians.

     In several European countries, Japan and other international markets, there has been a greater availability or acceptance of osteoporosis therapies and an
earlier adoption of reimbursement for bone densitometry exams.   Countries in
which reimbursement for the use of X-ray bone densitometers has been approved include Belgium, Brazil, Canada, Germany, Greece, Japan, South Korea, Spain and Switzerland. In addition, the Japanese government has been actively supporting an educational program to promote public awareness of osteoporosis as a treatable disease. In Latin American countries such as Argentina, Brazil and Chile, and in Pacific Rim countries, such as Australia, The Peoples Republic of China, South Korea and Taiwan, there is a growing use of osteoporosis therapies and an expanding market for osteoporosis diagnostic and monitoring equipment.

HOLOGIC'S STRATEGY

     The Company's goal is (i) to become the leading fully-integrated supplier of technologically advanced, innovative and clinically valuable diagnostic systems and tests that address the growing market for osteoporosis prevention and treatment, and (ii) to diversify into other medical device markets which it believes will be complementary to its current business. Key elements of this strategy are as follows:

     MAINTAIN AND ENHANCE DXA TECHNOLOGICAL LEADERSHIP. The Company has been a pioneer in the development of DXA bone densitometers. Since commercially introducing the first DXA bone densitometer in 1987, the Company introduced a bone densitometer capable of assessing the bone density of the entire body in 1989, introduced the first bone densitometer capable of taking supine lateral measurements of the spine in 1991 and introduced its fourth generation
clinically-oriented QDR 4500 ACCLAIM series of bone densitometers in 1995.   The
ACCLAIM series integrates the Company's most advanced X-ray technology into a compact package that facilitates installation in a standard examination room. The Company believes that because of their technological features, its DXA systems have been and continue to be the most widely used bone densitometers for clinical studies involving the emerging drug therapies for osteoporosis. The Company intends to continue to enhance and expand upon its core technical expertise to develop increasingly efficient and cost-effective DXA bone densitometer solutions.

     EXPAND RANGE OF COMPLEMENTARY BONE DIAGNOSTIC AND MONITORING PRODUCTS. The Company believes that a significant market exists for relatively low-cost products that assess bone density, employ technologies that do not use X-rays or other ionizing radiation, and may be used in a doctor's office. In order to address this market, the Company is pursuing the development and acquisition of products that use ultrasound and biochemical markers to assess bone mineral status. Recent milestones achieved by the Company in connection with this pursuit include the following:

     . In December 1994, the Company acquired the Walker Sonix ultrasound bone analyzer business.

     . In September 1995, the Company introduced a prototype of the Sahara, an internally developed advanced ultrasound bone analyzer that does not require the use of water, at the American Society of Bone Mineral Research.

     . In September 1994, the Company began a joint development effort with Serex to develop a low-cost biochemical marker strip test.

     . In December 1995, the Company and Serex further entered into an agreement in principle with a major pharmaceutical company to develop an over-the-counter version of the biochemical marker strip test.

The Company believes that if it is able to develop these products successfully it will be in a position to offer a full range of diagnostic and monitoring products for the growing osteoporosis market. The Company also plans to pursue other product development and market opportunities in the area of bone assessment that the Company identifies as promising.

     EXPAND UNITED STATES DISTRIBUTION. The Company believes that the continued development of its distribution network in the United States will be an important factor in its continued success. The Company has developed an experienced 11 person direct sales force covering the United States and plans to enhance further its distribution capabilities in the United States through a combination of an expansion of its sales force and strategic alliances with companies with established distribution channels in the various market segments for the Company's products.

     CONTINUED INTERNATIONAL EXPANSION. International sales have accounted for approximately 75% of the Company's sales in fiscal 1995, with such sales being made predominantly to countries in Western Europe and Japan. In fiscal 1995, the Company increased its efforts to expand its market penetration into new markets in Latin America, including Argentina, Brazil and Chile, and along the Pacific Rim, including Australia, The Peoples Republic of China, South Korea and Taiwan. The Company intends to continue to seek to expand sales in these and other less-developed territories.

     DIVERSIFICATION INTO COMPLEMENTARY MARKETS. The Company is seeking to leverage its medical device development, manufacturing and distribution expertise to expand, through acquisition or strategic alliances, into complementary markets. Such markets could include other diagnostic or imaging markets, or other women's healthcare markets.

     There can be no assurance that the Company will be able to implement successfully any of its strategies on a timely basis, if at all, or if successfully implemented, that any of these strategies will enable the Company to maintain or enhance its growth.

BONE ASSESSMENT PRODUCTS

     The Company's products include a family of DXA bone densitometers which are used for the precise measurement of bone density to assist physicians in the diagnosis and monitoring of metabolic bone diseases such as osteoporosis. Since commercially introducing the first DXA bone densitometer in 1987, the Company introduced its first bone densitometer capable of assessing the bone density of the entire body in 1989, introduced the first bone densitometer capable of taking lateral measurements of the spine in 1991, and, in 1995, introduced its new QDR 4500 ACCLAIM fourth generation series of bone densitometers, which integrates the Company's most advanced X-ray technology into a compact package that facilitates installation in a standard examination room. The United States list prices for the Company's DXA bone densitometers range from approximately $55,000 to $165,000 per system.

     The Company believes that a significant market may exist for relatively low-cost products that assess bone mineral status, employ technologies that do not use ionizing radiation and may be used in a doctor's office. In order to address this market, the Company has acquired or is developing products that use ultrasound or measure biochemical markers to assist in the assessment of bone mineral status.

     QDR X-RAY BONE DENSITOMETERS. Since the Company's first commercial shipment of a DXA system in October 1987, the Company has sold more than 2,000 DXA systems. The Company believes that its systems' performance advantages and their early adoption by leading clinical investigators have led to their market acceptance. The Company's DXA systems have been purchased for multiple-site studies sponsored by the pharmaceutical companies and by the United States government for evaluation of the incidence and treatment of osteoporosis. In addition, pharmaceutical companies have promoted the purchase of the systems for use by physicians to assist in the diagnosis and treatment of osteoporosis.

     Advantages of the Company's DXA systems include high precision (consistency from test to test), low patient radiation exposure equivalent to 1/10th of a conventional chest X-ray, a relatively fast scanning time, low operating cost, no radioactive source and the ability to measure bone density of the most important fracture sites, the spine and hip. Studies conducted by the Company and independent investigators have demonstrated that the systems can detect a change in spine bone density with a precision error of less than 1%.

     All the Company's DXA systems employ the Company's patented Automatic Internal Reference System, which continuously calibrates each patient's bone density measurement to a known standard. This system virtually eliminates errors that might result from manual calibration and saves operators the time-consuming task of calibrating several times a day. The system automatically compensates for drift in the X-ray system, detectors or other electronic components which ensures long-term measurement stability.

     Each of the Company's DXA systems contains an X-ray source mounted beneath the patient, who is positioned lying on her back. The X-ray source generates alternating high and low energy pulses in a thin beam that passes through the Company's patented Automatic Internal Reference System and then through the patient to an X-ray detector mounted above the patient. Controlled by a computer, the X-ray source and detector are moved in tandem across the patient. When the X-ray beam is detected, it contains information about the X-ray absorbing characteristics of both the patient and the calibration materials in the Automatic Internal Reference System at each of the two levels of radiation. The system converts this information into a digital format which is processed and analyzed by a computer and displayed on a high-resolution color monitor, both of which are incorporated into the system.

     The Company has invested substantial resources in developing operating and applications software for its systems. The software includes calibration software, automated scan and analysis programs for each scan site, a patient data base manager that archives all raw data for later retrieval and analysis and allows the operator to review the current image with an earlier image of the same patient.

     Initial DXA systems developed by the Company employed a single narrow pencil beam detected by one receptor. In 1991, the Company introduced the first bone densitometer employing a high density fan shaped X-ray beam that is detected by an array of receptors. This configuration enables the system to obtain better quality images with improved spatial resolution, significantly faster scanning time and higher patient throughput compared to single-beam systems. Moreover, for standard spine and hip scans, fan beam technology can reduce scan time by a factor of more than 25 compared to older single-beam scanning systems.

     The Company developed this fan beam technology to perform lateral (side-to-side) scans of the lower spine, in addition to the posterior-anterior (back-to-front) measurements performed by the Company's pencil beam systems. The earliest and most dramatic loss of bone density in the spine occurs primarily in the spine's soft (trabecular) bone, which is positioned directly behind the hard (cortical) bone when taking back-to-front measurements. This results in bone density measurements that average the density of the soft and hard bone and tends to mask changes in the soft bone. A lateral scan permits the imaging and measurement of the spine's soft bone with only limited interference from hard bone. In addition, a lateral scan reduces the interference caused by abnormal accumulation of bone and calcium deposits in and around the spine.

     Numerous scientific articles have established lateral bone densitometry, using supine patient positioning, as a highly precise and more diagnostically sensitive way to measure the spine than conventional posterior-anterior examinations. Lateral densitometry also eliminates scan artifacts such as aortic calcification or degenerative disease of the spinal processes that can distort conventional posterior-anterior measurements.

     In November 1994, the Company introduced the QDR 4500A ACCLAIM at the annual meeting of the Radiological Society of North America and in January 1995 obtained FDA clearance to sell the system in the United States. As of December 11, 1995, regulatory approval to sell the system in Japan was pending. See "Regulation."

     The Company's QDR 4500 ACCLAIM series of bone densitometers offers rapid scanning and high resolution imaging using the latest available fan beam and high density, solid-state multi-detector array technology. In addition, the QDR 4500 ACCLAIM series is built in modular configurations that allow customers to add new features and capabilities, while protecting their investment in the equipment and patient data.

     An important feature of the QDR 4500A and QDR 4500SL is their ability to perform lateral (side-to-side) scans of the lower spine, without turning the patient on her side, in addition to the posterior-anterior (back-to-front) measurements. The QDR 4500A and QDR 4500SL ACCLAIM are capable of producing high quality images of the spine, lateral spine, hip and other skeletal sites. The ACCLAIM's scan arm allows for multiple scan views without patient repositioning. The images produced can be combined with capabilities that enable vertebral dimensions to be determined with a radiation dose approximately ten to 100 times lower than that of conventional chest X-rays. Using the QDR 4500A or the QDR 4500SL, high-quality lateral images of the entire spine can now be obtained in as little as ten seconds.

     The ACCLAIM systems are designed to require less floor space than any other bone densitometer capable of taking hip and spine measurements. The special tabletop design and motorized scanner C-arm allow the QDR 4500C and QDR 4500SL to be installed in a standard 8ft x 8ft examination room (the QDR 4500W and QDR 4500A require an 8ft x 10ft room). Installation requirements for any of the ACCLAIM bone densitometers are minimal and normally do not require special electrical, structural or lead-shielding preparation. In addition to their small size, the QDR 4500 series offers virtually silent operation.

     The ACCLAIM series has replaced the Company's QDR 1500, QDR 2000 and QDR 2000plus products. The Company has retained its QDR 1000plus system as a low-price offering. The QDR 1000plus employs the Company's older pencil beam technology. In the fourth quarter of fiscal 1995, the ACCLAIM series accounted for approximately 70% of DXA sales.

     ULTRASOUND. In December 1994, the Company acquired the ultrasound bone analyzer business of Walker Sonix. WalkerSonix had developed an ultrasound product line to assess bone mineral status of the heel. The location of the heel facilitates easy coupling of the ultrasound transducers at a site with a relatively low amount of overlying soft tissue. The heel is also made up of predominantly trabecular bone which tends to be more metabolically active. The Walker Sonix ultrasound devices measure two parameters, Broadbased Ultrasound Attention (BUA) and Speed of Sound (SOS) through a water medium to characterize bone mineral status. The use of water as a medium, which is a characteristic of other ultrasound bone analyzers, requires the patient to place her foot in water. The use of water requires cumbersome plumbing and cleaning mechanisms to be incorporated in the system.

     The Company is developing internally an enhanced dry ultrasound bone analyzer, called "Sahara" that will not require the use of water. The Company believes that this "dry" technology will offer further operator convenience by the elimination of the water handling required between each patient. The elimination of the use of water has also enabled the Company to reduce the size and weight of the device. In September 1995, the Company introduced a prototype of the Sahara at the American Society of Bone Mineral Research and plans to begin clinical trials of the Sahara in the United States and selected foreign countries, and to commence international sales of the system in fiscal 1996. Commercial introduction of the system in the United States is dependent upon FDA approval. The Company believes that this approval process may take as long as two to three years. There can be no assurance that the Company will be able to obtain FDA approval for the Sahara on a timely basis, if at all.

     Recent studies have suggested that ultrasound provides good separation of fracture populations from reference groups and suggests that this method is a promising screening tool for evaluating a patient's fracture risk. However, ultrasound does not allow for direct assessment of important hip and spine fracture sites, has undocumented ability to follow the effects of therapy and has less precision (reproducibility of results) compared to DXA measurements. Accordingly, the Company believes that ultrasound systems will be used predominantly as a low cost initial screening or diagnostic tool and not as a patient monitoring tool.

     BIOCHEMICAL MARKERS.   In September 1994, the Company  entered into a joint
development agreement with Serex to develop a simple strip test for use by physicians to monitor the levels of a patient's biochemical markers that indicate the rate of bone resorption. In December 1995, the Company and Serex expanded the scope of this development effort by entering into an agreement in principle with a major pharmaceutical company to develop an over-the-counter version of this strip test. Although biochemical markers cannot measure bone density, the Company believes that biochemical markers may be useful as a tool to determine if therapy is effective. This is accomplished by comparing the baseline level of the marker with the value obtained from a serial measurement performed only two or three months following the start of therapy. This same technique may be useful to evaluate patient compliance with a prescribed therapy.

     Traditionally, biochemical markers of bone were performed using high pressure liquid chromatography ("HPLC") methods conducted in a research laboratory. HPLC procedures are complex, labor intensive requiring a highly trained technician, relatively slow, subject to high variability and expensive. For these reasons, biochemical markers of bone using HPLC methods have not been used for routine clinical testing. Recently, several immunodiagnostic tests that are antibody-based have been developed as biochemical markers of bone remodeling. Immunodiagnostic tests may be performed in a variety of technical formats. The format that has been introduced by several companies is the microtitre plate system, which is used for many different types of in-vitro diagnostic tests and is normally performed in a reference laboratory.

     Serex has developed a proprietary and patented technology that enables complex immuno-chemistry assays to be performed in a strip test format that the Company believes is well-suited for testing directly in the physician's office or the home to provide a real-time assessment of bone resorption. In September 1994, the Company purchased a minority interest in Serex and entered into a license and supply agreement with Serex to develop a urine-based bone resorption test deliverable in a diagnostic strip test format. The Company believes that other applications for biochemical markers of bone as well as new markers are likely to be developed in the future, and under its agreement with Serex, the Company retains the first right of negotiation to develop and license such tests. There can be no assurance that Serex will be able to develop effective strip tests, either for physician or over-the-counter use, on a timely basis, if at all, that once developed, any strip test will be approved or cleared for sale in the United States or other jurisdictions, or that once cleared or approved for sale any strip test will be commercially successful.

OTHER PRODUCTS; SCANORA

     In order to take advantage of its European sales force and associated distribution capability, in May 1993, the Company entered into exclusive distribution agreement with Soredex, S.A. ("Soredex"), a division of Orion Corporation of Helsinki, Finland, to distribute Scanora, a specialized system for taking X-ray images of the maxillo-facial anatomy (teeth, jaw and other facial structures).

     The Scanora system supports more than 1,000 different image modes, including pre-surgical planning of dental implants, reconstructive surgery and temporal mandibular joint repair. This system provides significantly improved images of the maxillo-facial anatomy compared to other techniques available in the market, such as panoramic X-rays or computed tomography. Dental implant procedures have experienced significant growth in Europe over the past five years.

     Under the agreement, the Company is the exclusive distributor of Scanora systems in Western Europe, the Middle East and Africa, excluding South Africa and Namibia. In addition, the Company has non-exclusive distribution rights in several Eastern European countries. The agreement with Soredex provides for the Company to purchase a minimum number of systems in each contract year. In the event that the Company does not achieve the minimum levels set forth under this
agreement, Soredex has the option to terminate the distribution agreement.   The
Company has met its minimum purchase requirements in each year of the contract. The agreement expires in May 1996, subject to the rights of each party to pursue an extension under conditions to be agreed upon at such time. There can be no assurance that the Company and Soredex will agree to an extension of the distribution agreement on favorable terms, if at all.

CUSTOMERS

     The Company's DXA customers include many pharmaceutical companies active in the field of bone mineral metabolism, such as Ciba-Geigy, Eli Lilly, Merck, Pfizer, Proctor & Gamble, Rhone-Poulenc/Rorer, Sandoz, Sanofi Research and SmithKline. The Company believes that because of their technological features, its DXA systems have been and continue to be the most widely used bone densitometers for clinical studies involving the emerging drug therapies for osteoporosis. The Company has a group of eight employees who provide data collection and quality assurance services to such customers. Initial clinical evaluation sites for the Company's DXA systems included leading medical and research institutions, such as the Mayo Clinic, the Massachusetts General Hospital and the University of California at San Francisco in the United States; the University of Lyon and Guy's Hospital in Europe; and Kobe University in Japan. These institutions, along with many other leading medical institutions, continue to be users of the Company's DXA systems.

     The clinical demand for the Company's DXA bone densitometers is growing as a result of the increased worldwide focus on women's health problems and the availability of new osteoporosis therapies entering the market. More than 50% of the Company's new sales of DXA systems have shifted to the clinical segment of the market which includes radiologists, endocrinologists and rheumatologists. The Company expects a further shift in the market for bone densitometers to primary care physicians, including gynecologists and family physicians, in response to the development of new drug therapies for osteoporosis and the growing awareness of osteoporosis as a treatable disease.

     In fiscal 1995, the Company's sales to its Japanese distributor, Toyo Medic, accounted for 20% of product sales. The loss of Toyo Medic as a customer of the Company or an adverse change in the relationship between the Company and Toyo Medic could have a material adverse affect on the Company's business.

MARKETING AND SALES

     In the United States, the Company sells its DXA systems primarily through its direct sales force. As of November 30, 1995, the Company had approximately 11 employees engaged in sales in the United States. In order to penetrate this market more effectively, the Company has expanded its direct marketing activities, including additions to its sales force, and has implemented various leasing programs, including a program with a third party leasing company to make its QDR 4500C ACCLAIM system available to physicians on a fee-per-scan basis. To meet the growing demand for its products, the Company plans to enhance further its distribution capabilities in the United States through a combination of an expansion of its sales force and strategic alliances with companies with established distribution channels in the various market segments for the Company's products.

     The Company sells its DXA and Scanora systems in international markets through independent distributors, as well as a direct sales force in France, the Benelux countries, Spain and Portugal. As of November 30, 1995, the Company had six employees engaged in sales in Europe.

     The Company distributes its products in Japan through Toyo Medic, which has been the Company's exclusive distributor in Japan since April 1988. The agreement requires Toyo Medic to purchase certain minimum quantities and to provide technical and warranty support to its customers.

     In certain other territories outside the United States, the Company sells its DXA systems through independent distributors, all of whom offer technical support. Employees of these distributors and sales representatives have undergone product and technical training related to the Company's products. The Company has increased its efforts to expand its market penetration into Latin America, including Argentina, Brazil and Chile, and into Pacific Rim countries other than Japan, including Australia, the Peoples Republic of China, South Korea and Taiwan, by working with local sales representatives and distributors or entering into strategic marketing alliances in those territories. The Company believes that with time, Eastern Europe may present a significant opportunity for growth and also is seeking to expand its presence in the area.

     In fiscal 1995, foreign sales accounted for approximately 75% of the Company's product sales. The Company believes that the relatively high level of foreign sales reflects, in part, a more advanced regulatory status for drug therapies for osteoporosis in certain foreign countries than in the United States. Additionally, the large percentage of foreign sales in Japan in fiscal 1994 reflect a government initiative in Japan to provide wide-spread screening for women's health problems such as osteoporosis and the Company's efforts to develop new foreign markets. The Company's foreign sales are subject to risks generally associated with foreign sales, including United States and foreign regulatory approval requirements and policy changes. The relative strength of the United States dollar in relation to foreign currencies may also adversely affect the Company's sales to foreign countries. The Company also believes that its sales to Europe may be seasonal, with reduced orders in the summer months reflecting summer vacation schedules. International sales will also be affected by government approval of new drug therapies, changes in local health care policies regarding reimbursement and the strength of promotional efforts by its distributors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 of Notes to Consolidated Financial Statements.

COMPETITION

     The bone assessment market is highly competitive and characterized by continual change and improvement in technology, and multiple technologies that have been or are under development. Some of the companies in this industry have significantly greater manufacturing, marketing and financial resources than the
Company.   See "Background."

     Four companies, Lunar, Norland Medical Systems, Aloka and Hitachi, have developed DXA systems to measure bone density which compete with the Company's systems. The Company believes that competition in the field of DXA bone densitometry is based upon their price, precision, speed of measurement, patient radiation dose, cost and ease of operation, product versatility, product reliability and quality of service. The Company believes that it competes
effectively with respect to these criteria.   The Company believes that its DXA
systems will also compete with other X-ray based modalities, including an radiographic absorptiometry product developed by CompuMed Inc. which has been licensed to Merck. The Company's DXA systems also compete with specially-equipped CT scanners and may compete with used and refurbished DXA systems. See "Background" for a discussion of the technical advantages and disadvantages of these other systems.

     Several companies, including Igea SPA, McCue Ultrasonics, Lunar, Myriad Ultrasound, Osteometer and Osteo-Sciences have developed ultrasound systems to assess bone mineral status. Some of these companies have had substantially more experience than the Company in developing and marketing their systems. The Company believes that competition in the field of ultrasound systems is based on price, precision, speed of measurement, cost and ease of operation, product versatility, product reliability and quality of service. The Company believes that advantages of its Sahara ultrasound bone analyzer system under development will include the system's dry operation, simple single-button operation, and a compact and self-contained design that does not require the use of a separate computer. No ultrasound bone analyzer has been approved for commercial sale in the United States. The timing of FDA clearance or approval for ultrasound bone analyzers in the United States, developed by the Company and others, could have a significant impact on their respective market shares. The Company believes that ultrasound systems will compete with DXA systems in the diagnostic market for initial screening of patients. However, the Company believes that because ultrasound systems can only measure peripheral skeletal sites and do not have the precision of DXA systems, DXA systems will continue to be the predominant means of monitoring bone density for patients being treated for or at high risk of osteoporosis.

     Three companies have obtained FDA clearance to market biochemical marker tests that evaluate bone turnover in a microtitre format. Ostex International and Metra Biosystems have been cleared to market biochemical markers that assess bone resorption. Hybritech and Metra Biosystems have been cleared to market biochemical markers that assess bone formation. One or more of these companies may develop point-of-care, over-the-counter or other biochemical marker tests that would compete with the biochemical marker strip tests being developed by the Company and Serex. Competition in this market will be based upon price, product reliability, diagnostic sensitivity, precision and ease of use. There can be no assurance that the Company and Serex will be able to compete effectively in this market.

MANUFACTURING

     The Company's manufacturing operations for its DXA and ultrasound systems consist primarily of assembly, test, burn-in and quality control. The Company purchases a major portion of the parts and peripheral components for its products, and manufactures certain subsystems, such as the high-voltage X-ray power supply, from raw materials. Parts and materials are readily available from several supply sources.

     The Company is required to purchase all of its requirements for Scanora from Soredex. Failure of Soredex to manufacture those systems on time and in accordance with specifications would have an adverse impact on the Company's sales of those systems.

BACKLOG

     Backlog for the Company's systems as of November 30, 1995 and 1994 totaled approximately $4.6 million and $4.9 million, respectively. Backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by the customer. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of the Company's net revenues for any future period.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts are focused on enhancing its existing products and developing new products for the bone assessment market. The Company's research and development personnel also are involved in establishing protocols, monitoring and interpreting and submitting test data to the FDA and other regulatory agencies to obtain the requisite clearances and approvals for its products. At November 30, 1995, the Company had 32 persons engaged in research and development, of whom 23 persons were engaged in the enhancement of the DXA product line and nine persons were engaged in the development and enhancement of the Company's ultrasound systems. Of these persons, ten persons were engaged in software development. The research and development group was responsible for the introduction of the Company's fourth generation QDR ACCLAIM series of DXA bone densitometers during 1995 and the
ongoing development of the Company's Sahara bone analyzer.   During fiscal 1995,
1994 and 1993, the Company's research and product development expenses were approximately $4.3 million, $3.4 million and $3.2 million, respectively.

PATENTS AND PROPRIETARY RIGHTS

     The Company relies upon trade secrets and patents to protect its technology. Due to the rapid technological change that characterizes the medical instrumentation industry, the Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and will continue to make efforts to obtain patents, when available, in connection with its product development program. The Company has obtained ten patents, licensed three patents and has pending 17 patent applications in the United States relating to its DXA technology, and has obtained three patents, licensed four patents and has pending two patent applications in the United States relating to its ultrasound technology. The Company has obtained or applied for corresponding patents and patent applications for certain of these patents and patent applications in certain foreign countries. There can be no assurance that any of the Company's patent applications will be granted or that any patent or patent application will provide significant protection for the Company's products and technology. Moreover, there can be no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. In the absence of significant patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products, processes or technology.

     In September 1994, Serex granted the Company an exclusive license to use Serex's technology to manufacture, market, sell and distribute the bio-chemical marker strip test being developed under a joint development agreement between Serex and the Company. Serex further granted the Company the right of first negotiation with respect to the development and distribution of new products conceived of by Serex for application in bone metabolism. In order to maintain its exclusive rights, the Company is required to purchase a certain minimum number of tests or pay Serex amounts that would have been paid had the Company purchased the minimum number of tests. If the Company does not meet these minimum requirements, its rights become nonexclusive.

     In June 1989, the Company granted an exclusive worldwide license of certain of its DXA technology to Vivid Technologies, Inc., an affiliate of S. David Ellenbogen and Jay A. Stein, the Chief Executive Officer and Senior Vice President of the Company, for the sole purpose of developing a baggage inspection and security system.

     Until recently, the Company had been involved in extensive patent litigation with Lunar, with each party claiming that the other was infringing certain patents held by the other. This litigation was settled by agreement dated November 22, 1995. The agreement provides for certain royalties to be paid by each party to the other for future sales of products using certain defined technologies. The Company does not believe that amounts to be paid by either party under this arrangement will be material. The agreement also provides that neither party will engage the other party in patent litigation for a period of ten years following the date of the agreement, regardless of the infringement claimed and regardless of whether the technology in question currently exists or is developed or acquired by the other party in the future. Neither party is required to disclose to the other any of its technology during this ten year period or otherwise. However, there can be no assurance that Lunar will not use the Company's technology in a manner that would materially and adversely affect the Company's business and results of operations.

THIRD PARTY REIMBURSEMENT

     In the United States, the Health Care Finance Administration, which establishes guidelines for the reimbursement of health care providers treating Medicare and Medicaid patients, provided validation for DXA bone densitometry examinations as a clinically useful procedure by recommending the reimbursement for DXA bone evaluations at an initial rate of $68 per scan effective April 1994, which was increased to $124, effective January 1995.

The actual reimbursement amounts provided for DXA examinations is determined by the individual state Medicare carriers. As of December 1995, several of the more populous states, including California, Connecticut, New York, New Jersey and Pennsylvania, had no or only partial reimbursement of DXA examinations. In part as a result of HCFA's recommendations, bone density examinations are paid for by many private third party insurers in the United States.

     In several European countries, Japan and other international markets, there has generally been an earlier adoption of reimbursement for bone densitometry
exams.   Countries in which reimbursement for the use of X-ray bone densitometers has been approved include Belgium, Brazil, Canada, Germany, Greece, Japan, South Korea, Spain and Switzerland. In addition, in Japan, where there is a general aversion to ionizing devices, the government has initiated a program to subsidize purchases of ultrasound bone densitometers. As a result, there is much greater use of ultrasound bone densitometers than in any other country. However, DXA bone densitometers continue to account for a substantial portion of the Japanese market.

REGULATION

     The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in many instances, by foreign governments. Under the Federal Food, Drug and Cosmetic Act (the "FDA Act"), manufacturers of medical devices must comply with certain regulations governing the testing, manufacturing, packaging and marketing of medical devices. The Company's products are also subject to the Radiation Control for Health and Safety Act, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing and product labeling requirements for devices using radiation, such as X-rays.

     The FDA generally must approve the commercial sale of new medical devices. Commercial sales of the Company's medical devices within the United States must be preceded by either a premarket notification filing pursuant to Section 510(k) of the FDA Act or the granting of a premarket approval. The 510(k) notification filing must contain information that establishes that the device is substantially equivalent to an existing device that has been continuously marketed since May 28, 1976. The Company received FDA market clearance under 510(k) for its DXA bone densitometers and expects to be eligible to seek 510(k) clearance for its biochemical marker strip test for use by physicians, once developed.

     The premarket approval procedure involves a more complex and lengthy testing and review process by the FDA than the 510(k) premarket notification procedure and often requires at least several years to obtain. The Company must first obtain an investigational device exemption ("IDE") for the product to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will thereafter only grant premarket approval if, after evaluating this clinical data, it finds that the safety and efficacy of the product has been sufficiently demonstrated. This approval may restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time. The Company believes that the approval to market its ultrasound products and its over-the-counter biochemical market strip test, once developed, in the United States may be subject to this more stringent FDA review process.

     The Company's systems are also subject to approval by certain foreign regulatory and safety agencies. The Company is awaiting regulatory approval of the Company's QDR 4500 ACCLAIM systems in Japan and certain other foreign countries, and has obtained the requisite regulatory approvals for the systems in certain other countries.

     No assurance can be given that the FDA or foreign regulatory agencies will give the requisite approvals or clearances for any of the Company's medical devices under development on a timely basis, if at all. Moreover, after clearance is given, these agencies can later withdraw the clearance or require the Company to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness, or to recall, repair, replace or refund the cost of the medical device, if it is shown to be hazardous or defective. The process of obtaining clearance to market products is costly and time-consuming and can delay the marketing and sale of the Company's products.

     As a manufacturer of medical devices, the Company is subject to certain other FDA regulations and the Company's manufacturing processes and facilities are subject to continuing review by the FDA. Most states and certain other foreign countries monitor and require licensing of X-ray devices. Federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future change. The Company cannot predict what impact, if any, such changes might have on its business.

EMPLOYEES

     As of November 30, 1995, the Company had 191 full-time employees, including 53 in manufacturing operations, 32 in research and development, 71 in marketing, sales and support services, 27 in finance and administration and eight in medical data management. None of the Company's employees are represented by a union. The Company considers its employee relations to be good.


ITEM 2.  PROPERTIES

     The Company leases a 83,500 square foot building located in Waltham, Massachusetts. The initial term of the lease expires in June 1996, with the Company having an option to extend the lease for an additional four years. The Company has subleased approximately 26,500 square feet of this space to Vivid, an affiliate of Mr. Ellenbogen and Dr. Stein. During fiscal 1995, Vivid paid the Company approximately $320,000 for this space. The Company and Vivid have agreed that Vivid will vacate this space by the end of the second quarter of fiscal 1996, which the Company will then occupy. The Company also leases an additional 3,100 square feet of nearby office space under a tenancy at will. The Company believes that its facilities will be adequate for its needs for the foreseeable future. The Company also maintains sales and service offices in France, Belgium and Spain. The Company believes that it has adequate space for its anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

ITEM 3.  LEGAL PROCEEDINGS.

     On November 22, 1995, the Company and Lunar entered into a settlement agreement relating to litigation involving allegations of each party against the other of patent infringement. See "Item 1 --Patents and Proprietary Rights."

     Until recently, the Company had been involved in litigation brought in January 1995 by B.V. Optische Industrie de Oude Delft and two subsidiaries ("Oldelft") claiming damages relating to a prior patent dispute. On December 14, 1995, the United States District Court for the Southern District of New York granted the Company's Motion to Dismiss and dismissed all claims against the Company. While the court granted Oldelft leave to replead its complaint, no action has been filed with the court to date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote to the Company's security holders during the fourth quarter of the fiscal year ended September 30, 1995.

                                    PART II

ITEM 5.  MARKET INFORMATION, HOLDERS AND DIVIDENDS.

     Market Information. The Company's Common Stock is traded on the NASDAQ National Market under the symbol "HOLX." The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock, as reported by the NASDAQ National Market.



FISCAL YEAR ENDED SEPTEMBER 24, 1994     High      Low
                                        -------  -------

First Quarter.........................  $ 5      $ 3 1/2
Second Quarter........................  $ 7 3/8  $ 3 3/8
Third Quarter.........................  $14      $ 6 3/8
Fourth Quarter........................  $18      $ 9 3/4

FISCAL YEAR ENDED SEPTEMBER 30, 1995

First Quarter.........................  $18 1/8  $12 1/4
Second Quarter........................  $18 3/4  $13 1/4
Third Quarter.........................  $17 3/8  $ 9
Fourth Quarter........................  $25 1/8  $15 3/8

     Number of Holders. As of December 11, 1995, there were approximately 223 holders of record of the Company's Common Stock.

     Dividend Policy. The Company has never declared or paid cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                    FISCAL YEARS ENDED
                                                                    ------------------

CONSOLIDATED STATEMENT OF                   September 30,     September 25,   September 24,   September 30,
OPERATIONS DATA                           ----------------
                                            1991     1992          1993            1994            1995
                                          -------  -------    -------------   -------------   -------------
                                                      (In thousands, except per share data)
Revenues:
     Product sales                        $15,258  $26,197        $24,140         $37,056        $41,130
     Other revenue                          1,799       73            708           1,428          2,270
                                          -------  -------        -------         -------        -------
                                           17,057   26,270         24,848          38,484         43,400
Costs and Expenses:
     Cost of product sales                  8,464   13,469         13,729          20,865         22,091
     Research and development               3,559    3,608          3,182           3,442          4,301
     Selling and marketing                  2,373    4,692          5,472           5,893          7,835
     General and administrative             1,249    3,132          3,501           4,189          4,461
     Restructuring costs (1)                   --       --            900              --             --
     Litigation expenses (2)                1,190       --             --              --          2,534
                                          -------  -------        -------         -------        -------
                                           16,835   24,901         26,784          34,389         41,222
                                          -------  -------        -------         -------        -------

Income (loss) from operations                 222    1,369         (1,936)          4,095          2,178
                                          -------

Interest income                               793      502            300             316            610
Other income (expense)                         --      231           (439)            (81)          (268)
                                          -------  -------        -------         -------         -------

Income (loss) before income taxes           1,015    2,102         (2,075)          4,330          2,520
Provision (benefit) for income taxes          314      623           (300)          1,335            650
                                          -------  -------        -------         -------        -------
Net income (loss)                         $   701  $ 1,479        $(1,775)        $ 2,995        $ 1,870
                                          =======  =======        =======         =======        =======

Net income (loss) per common and common
 equivalent share:

   Primary                                  $0.17    $0.37         ($0.45)          $0.71          $0.43
   Fully diluted                                                                     0.69           0.41
Weighted average number of common and
 common equivalent shares outstanding:

     Primary                                4,049    4,050          3,930           4,195          4,376
                                          =======  =======        =======         =======        =======
     Fully diluted                                                                  4,342          4,575
                                                                                  =======        =======


                                                                    FISCAL YEARS ENDED
                                                                    ------------------

CONSOLIDATED BALANCE SHEET                  September 30,     September 25,   September 24,   September 30,
DATA:                                     ----------------
                                            1991     1992         1993            1994            1995
                                          -------  -------    -------------   -------------   -------------
                                                                     (In thousands)
Working capital                           $15,503  $16,427         $14,540        $17,688        $19,370
Total Liabilities                           3,135    4,578           5,854          8,625         11,190
Total assets                               19,809   22,695          22,166         28,497         33,862
Stockholders' equity                       16,674   18,117          16,312         19,872         22,672


  (1) The fiscal 1993 restructuring charge of $900,000, or $0.23 per share, relates to the reorganization of the Company's European operations.

  (2) The fiscal 1995 litigation expenses of $2.5 million, or $0.41 per share, relate primarily to certain patent litigation. A definitive agreement was reached by the Company and the other party to this litigation in November 1995 settling all outstanding disputes. See "Business -- Patents and Proprietary Rights."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Since inception, the Company has experienced generally increasing annual sales as interest in bone diseases, such as osteoporosis, has grown, as new drug therapies have become available in the United States and other countries to treat these diseases and as the use of DXA systems to measure bone density has become more widespread. The Company's revenues increased 75% to $43.4 million
in 1995 from $24.8 million in 1993.   During 1995, the Company's net income was
adversely impacted by litigation costs of $2.5 million, or $0.41 per share, incurred in connection with the Company's dispute with Lunar, which was settled in November 1995, and, to a lesser extent, its dispute with Oldelft which was dismissed in December 1995. In fiscal 1993, the Company's sales dropped slightly from fiscal 1992 as a result of certain recessionary economic trends in Europe and a significant reduction of United States sales due to uncertainty over the direction of proposed healthcare reform. In fiscal 1994 and 1995, the economic climate in Europe steadily improved and the uncertainty over United States government reform of the healthcare system abated. In addition, the Company was successful in its efforts to develop new international markets in Latin America and the Pacific Rim.

     The Company commenced operations in April 1986 and was primarily engaged in product development through the end of fiscal 1987. The Company shipped the first QDR 1000 for clinical testing in June 1987 and began commercial shipments of the system in October 1987 upon receipt of FDA marketing clearance. The Company introduced a bone densitometer capable of assessing the bone density of the entire body in 1989, introduced the first bone densitometer capable of taking supine lateral measurements of the spine in 1991, and introduced its fourth generation clinically-oriented QDR 4500 ACCLAIM series of bone densitometers at the annual meeting of the Radiological Society of North America in November 1994. The Company's shipments of its high-end QDR 4500A ACCLAIM began in January 1995 and of its entire ACCLAIM product line began in the third quarter of fiscal 1995. In the fourth quarter of fiscal 1995, ACCLAIM sales represented approximately 70% of the Company's total DXA sales. The Company achieved a slightly higher gross margin on this product line because of higher selling prices and lower overall manufacturing costs than the older DXA line.

The Company believes that the two major drivers of the growth in demand for its bone densitometers are (i) the availability of new and effective drug therapies to treat and prevent bone diseases, including osteoporosis, and (ii) the availability of reimbursement to healthcare providers for bone density measurements of patients. On September 29, 1995, the FDA cleared for marketing Merck's new bisphosphonate, Fosamax, for treatment of established osteoporosis in post-menopausal women. The Health Care Finance Administration, the agency which administers Medicare, increased the recommended reimbursement rate for DXA tests to a national average of $124, effective January 1, 1995, from $68, the original recommended reimbursement rate which went into effect in April 1994.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues represented by items as shown in the Company's consolidated statements of operations.


                                                      FISCAL YEARS ENDED
                                        -----------------------------------------------
                                         SEPTEMBER 25,   SEPTEMBER 24,   SEPTEMBER 30,
                                             1993             1994            1995
                                        ---------------  --------------  --------------
Revenues:
   Product sales                                 97.1%            96.3%           94.8%
   Other revenue                                  2.9              3.7             5.2
                                                -----            -----           -----
                                                100.0            100.0           100.0
                                                -----            -----           -----

Costs and expenses:
   Cost of product sales                         55.3             54.2            50.9
   Research and development                      12.8              8.9             9.9
   Selling and marketing                         22.0             15.3            18.1
   General and administrative                    14.1             10.9            10.3
   Restructuring costs                            3.6               --              --
   Litigation expenses                             --               --             5.8
                                                -----            -----           -----
                                                107.8             89.3            95.0
                                                -----            -----           -----
   Income (loss) from operations                 (7.8)            10.7             5.0
   Interest income                                1.2              0.7             1.4
   Other expense                                 (1.7)            (0.2)           (0.6)
                                                -----            -----           -----
Income (loss) before income taxes                (8.3)            11.2             5.8
Provision (benefit) for income taxes             (1.2)             3.4             1.5
                                                -----            -----           -----
Net income (loss)                                (7.1%)            7.8%            4.3%
                                                =====            =====           =====
-------------------------

FISCAL YEARS ENDED SEPTEMBER 30, 1995, SEPTEMBER 24, 1994 AND SEPTEMBER 25, 1993

     REVENUES. Total revenues were $43.4 million in fiscal 1995, $38.5 million in fiscal 1994 and $24.8 million in fiscal 1993. The increase in total revenues of 13% in fiscal 1995 compared to fiscal 1994 was primarily due to the increase in the total number of DXA product shipments in both the Company's domestic and international markets, particularly to Europe where product sales increased 30% over the prior year. During fiscal 1995, there was also a shift in product sales mix to the Company's new line of bone densitometers, the ACCLAIM series, which the Company began shipping in January 1995. The new ACCLAIM products have higher average selling prices than the comparable DXA bone densitometers which they replace. For the current year, sales of the ACCLAIM product accounted for over 42% of product sales. The increase in total revenues in fiscal 1994 compared to 1993 was primarily due to the increase in the total number of DXA product shipments in both the Company's domestic and international markets, particularly Japan where the Company's distributor accounted for 28% of product sales in fiscal 1994. During fiscal 1994, there was also a shift in product sales mix from fiscal 1993, with an increased percentage of sales being derived from the higher-priced QDR 2000plus and QDR 2000 systems, and an increase in sales of two X-ray products which the Company began to sell as a distributor, primarily in Europe.

     Other revenues consist of royalty revenues from the Company's licensing of its technology to a related party and revenue relating to medical data management services provided to pharmaceutical companies to assist in the collection and monitoring of clinical trial data. In fiscal 1995, other revenue increased 59% to $2.3 million from $1.4 million in fiscal 1994, primarily due to an increase in revenue for medical data management services. In fiscal 1994, other revenue increased 101% from $710,000 in fiscal 1993 primarily due to an increase in royalty revenues and, to a lesser extent, an increase in revenue relating to medical data management services. See "Business -- Customers" and "Business -- Patents and Proprietary Rights."

     In fiscal 1995, approximately 37% of product sales were generated in Europe, 29% in Asia, 25% in the United States and 9% in other international markets. In fiscal 1994, approximately 38% of product sales were generated in Asia, 31% in Europe, 26% in the United States and 5% in other international markets. In fiscal 1993, approximately 51% of product sales were generated in Europe, 26% in the United States, 17% in Asia and 6% in other international markets. The Company expects that foreign sales in the current fiscal year will continue to account for a substantial portion of product sales.

     COSTS AND EXPENSES. The cost of product sales decreased as a percentage of product sales to 54% in fiscal 1995 from 56% in fiscal 1994 and from 57% in fiscal 1993. In fiscal 1995, these costs decreased as a percentage of product sales primarily due to the Company initiating shipments of its new family of DXA bone densitometers, the ACCLAIM series, and a volume increase in the number of DXA systems sold resulting in certain manufacturing efficiencies. The Company began selling the ACCLAIM product in the second quarter of fiscal 1995 and has recognized higher gross margins than on the older DXA product line from higher average selling prices and lower labor and overhead-related manufacturing costs. In fiscal 1994, the cost of product sales decreased as a percentage of product sales primarily due to the volume increase in the number of DXA systems sold and the associated manufacturing efficiencies. These gross margin improvements were offset somewhat by increased sales of X-ray systems, which are distributed but not manufactured by the Company in Europe, resulting in an overall gross margin percentage that is less than what is earned on the DXA product line.

     Research and development expenses increased 25% to $4.3 million (10% of total revenues) in fiscal 1995 from $3.4 million (9% of total revenues) in fiscal 1994 primarily due to the addition of engineering personnel and outside consultants working on the development of new products and the funding of Serex to develop a biochemical marker strip test. In fiscal 1994, research and development expenses increased from $3.2 million (13% of total revenues) in fiscal 1993 primarily due to the addition of engineering personnel working on the development of new products and due to higher prototype material costs associated with the Company's new fourth-generation QDR 4500 ACCLAIM bone densitometers.

     Selling and marketing expenses increased 33% to $7.8 million (19% of product sales) in fiscal 1995 from $5.9 million (16% of product sales) in fiscal 1994. The increase in fiscal 1995 expenses was primarily due to an increase in sales personnel and related expenses, marketing and promotional costs incurred in connection with the introduction of the QDR 4500 ACCLAIM product and increased sales commissions based on the higher sales volume. In fiscal 1994, selling and marketing expenses increased 8% from $5.5 million (23% of product sales) in fiscal 1993. The increase in fiscal 1994 from 1993 was primarily due to increased sales commissions based on the higher sales volume, especially in North America and Latin America where the Company sells directly to end-user customers. In addition, the Company incurred additional costs in connection with its initiation of a formal new business development effort, which has resulted in the Company's recent product acquisitions and strategic alliances. The decrease in expenses as a percentage of product sales in fiscal 1994 was due to the significant increase in sales volume to distributors which generally do not receive commissions.

     General and administrative expenses increased to $4.5 million (10% of total revenues) in fiscal 1995 from $4.2 million (11% of total revenues) in fiscal 1994 and $3.5 million (14% of total revenues) in fiscal 1993. The increase in fiscal 1995 was primarily due to increased head count and other compensation-related expenditures. The increase in fiscal 1994 when compared to fiscal 1993 was primarily due to increases in accounts receivable reserves, which reflects the increase in accounts receivable, and an increase in employee incentive programs. These increases were offset in part by a decrease of general and administrative expenses in Europe as part of the reorganization begun in the fourth quarter of fiscal 1993.

     Litigation expenses incurred in fiscal 1995 were in connection with the Company's disputes with Lunar and Oldelft. Legal expenses in connection with the patent litigation with Lunar began in October 1994 and represent a substantial portion of the total litigation expenses. In November 1995, a definitive agreement that provides for the cross-licensing of certain patent rights involving DXA and ultrasound technologies for a period of ten years was reached by the Company and Lunar. The complaint brought by Oldelft against the Company was dismissed in December 1995. See Item 1 "Business - Patents and Proprietary Rights" and Item 3 - "Legal Proceedings."

     In the fourth quarter of fiscal 1993, the Company recorded a restructuring charge of $900,000. This nonrecurring charge covered the reorganization of its European operations, including consolidation of the distribution and administrative infrastructure, asset write-offs including receivables and inventory, and a reduction of its European workforce. The charges from this restructuring were a result of the weak European economy and the Company's desire to reallocate its resources to expanding territories with greater growth potential. At the end of fiscal 1994, the Company's reorganization was complete and all restructuring charges had been incurred.

     INTEREST INCOME. Interest income increased to $610,000 in fiscal 1995 from $320,000 in fiscal 1994 as the Company earned a higher rate of return on a slightly higher investment base than in the prior year and increased the number of long-term receivables to Latin American customers. In fiscal 1994, interest income increased from $300,000 in fiscal 1993 as the Company earned a slightly higher rate of return on a slightly lower investment base than in the preceding year.

     OTHER EXPENSE. In fiscal 1995 and 1994, the Company incurred other expenses of $270,000 and $80,000, respectively. These expenses were primarily attributable to the interest costs on a line of credit established by the Company in the third quarter of fiscal 1994 for use by the Company's European subsidiaries to borrow funds in their local currencies to pay for all intercompany sales, thereby reducing the foreign currency exposure on those transactions.

     In fiscal 1993, the Company recognized other expenses of $440,000 which primarily represented foreign currency exchange losses, net of hedge transactions, arising from the Company's United States dollar-denominated sales to its three European subsidiaries. Approximately one-half of the losses for the year were incurred in the first quarter, prior to the implementation of the Company's program to purchase foreign currency forward contracts to hedge its foreign currency exposure. In 1993, the United States dollar strengthened significantly against the three foreign currencies (the French franc, the Belgian franc and the Spanish peseta) in which the subsidiaries conducted business causing the Company to recognize a transaction loss.

     To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the Company has established a borrowing line denominated in the two foreign currencies (the French franc and the Belgian franc) in which the subsidiaries currently conduct business to minimize this risk, there can be no assurance that the Company will be successful or can fully hedge its outstanding exposure.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate was 25.8% in fiscal 1995 and 30.8% in fiscal 1994. In fiscal 1993, the Company had a benefit for income taxes as a result of that year's loss. The Company's effective tax rate is lower than the statutory tax rates due primarily to the utilization of tax credits, the utilization of net operating losses in foreign jurisdictions and tax benefits associated with the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through cash flows from operations and the issuance of Common Stock. On December 14, 1995 the Company filed a Registration Statement with the Securities and Exchange Commission with respect to a proposed offering by the Company of 1,200,000 shares of its Common Stock. The Company plans to use the net proceeds of the offering, if made, for general corporate purposes, including working capital, new product development, sales and marketing expansion and potential acquisitions.

     At September 30, 1995, the Company's working capital was $19.4 million. At such date, the Company had $9.9 million in cash, cash equivalents and short-term investments. The current cash, cash equivalents and investments balance increased approximately $540,000 from September 24, 1994 primarily due to an increase in the Company's current liabilities, which were partially offset by an increase in inventories and accounts receivable. The increase in current liabilities, inventories and accounts receivable reflects the Company's introduction of its new ACCLAIM family of bone densitometers and the increase in sales activity. At September 30, 1995, one customer had accounts receivable outstanding of approximately $2.2 million, which were current within their payment terms. The Company finances certain sales to Latin America over a two to three year time frame. At September 30, 1995, the Company had long-term accounts receivable outstanding of approximately $800,000 relating to these sales, which were included in other assets. Working capital increased by approximately $1.7 million in fiscal 1995, primarily from the addition of net income. In fiscal 1995, the Company purchased $800,000 of property and equipment, primarily computers and other equipment associated with the hiring of additional personnel.

     The Company does not currently have any significant capital commitments and believes that existing sources of liquidity, including the anticipated net proceeds of the proposed offering, funds expected to be generated from operations and a $3.0 million credit line for use by its European subsidiaries, will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is incorporated by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Registrant's Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference to the sections entitled "Executive Compensation" in the Registrant's Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to the section entitled "Share Ownership of Directors, Officers and Certain Beneficial Owners" in the Registrant's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference to the section entitled "Certain Transactions" in the Registrant's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements
          Report of Independent Public Accountants

          Consolidated Balance Sheets as of September 24 1994
          and September 30, 1995

          Consolidated Statements of Operations for the years ended September 25, 1993, September 24, 1994 and September 30, 1995

          Consolidated Statements of Stockholders' Equity (Deficit) for the years ended September 25, 1993, September 24, 1994 and September 30, 1995

          Consolidated Statements of Cash Flows for the years ended September 25, 1993, September 24, 1994 and September 30, 1995

          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

          The following financial statement schedules are filed as part of this report and should be read in conjunction with the consolidated financial statements:

              SCHEDULE
              --------

              Report of Independent Public Accountants on Schedule
     II       Valuation and Qualifying Accounts

          All other schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

     (3)  Listing of Exhibits

Exhibit
Number                                                              Reference
-------                                                             ---------

   2.01  Merger Agreement between the Company and
         its Massachusetts predecessor...............................  A
   3.01  Certificate of Incorporation of the Company.................  A
   3.02  By-laws of the Company......................................  A
   4.01  Specimen certificate for shares of the
         Company's Common Stock......................................  A
   4.02  Description of capital stock (contained in the Certificate of Incorporation of the Company filed, as Exhibit 3.01).....  A
   4.03  Rights Agreement dated December 22, 1992....................  C

   4.04  Amendment No. 1 to Rights Agreement.........................  G
  10.07  1986 Combination Stock Option Plan, as amended..............  F*
  10.08  Amended and Restated 1990 Non-Employee
         Director Stock Option Plan..................................
  10.09  Employee Stock Purchase Plan of the Company.................  F
  10.10  1995 Combination Stock Option Plan..........................  *
  10.12  Form of Indemnification Agreement for directors and certain officers of the Company.............................  A*
  10.17  Management Agreement between the Company and
         Vivid Technologies, Inc.....................................  A*
  10.18  License Agreement between the Company and
         Vivid Technologies, Inc.....................................  A
  10.19  Distribution Agreement between the Company, Toyo Medic
         Company Limited and Yokogawa Medical Systems, Ltd...........  B*
  10.20  Facility lease between the Company and
         Lincoln Street Trust........................................  B
  10.21  Orion Corporation Soredex
         Distribution Agreement for Scanora..........................  D**
  10.22  Employment Agreement with an officer
         of the Company..............................................  E
  10.23  Form of Selling Stockholders Agreement......................
  10.24  Serex License Agreement.....................................  **
  11.01  Statement re:  Computation of Per Share Earnings............
  22.01  Subsidiaries of the Company.................................  C
  24.01  Consent of Arthur Andersen LLP..............................
  28.01  Press Release dated December 22, 1992.......................  C
  28.02  Letter to Stockholders dated December 22, 1992..............  C
-----------------------

*   Management compensation plan or arrangement
**  Confidentiality requested as to certain provisions

A. The above exhibits were previously filed as an exhibit of the same number to the Company's Registration Statement on Form S-1 (Registration No. 33-33128) filed on January 24, 1990 and are incorporated herein by reference.

B. The above exhibits were previously filed as an exhibit of the same number to the Company's 1990 Annual Report on Form 10-K and are incorporated herein by reference.

C. The above exhibit were previously filed as an exhibit of the same number to the Company's 1992 Annual Report on Form 10-K and are incorporated herein by reference.

D. The above exhibit was previously filed as an exhibit of the same number to the Company's 1993 Third Quarter Report on Form 10-Q and is incorporated herein by reference.

E. The above exhibit was previously filed as an exhibit of the same number to the Company's 1993 Annual Report on Form 10-K and is incorporated herein by reference.

F. The above exhibits were previously filed as an exhibit of the same number to the Company's 1994 Annual Report on Form 10-K and is incorporated herein by reference.

G. The above exhibit was previously filed as an exhibit of the same number of the Company's Registration Statement on Form S-3 (Registration No. 33-65019) filed on December 14, 1995 and is incorporated herein by reference.

(d)  Financial Statement Schedules:

     The financial statement schedules required are included as part of Item
(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HOLOGIC, INC.

                                    By: /s/  S. DAVID ELLENBOGEN
                                        _______________________________
                                        S. DAVID ELLENBOGEN
                                        Chief Executive Officer
Dated:  December 22, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                        TITLE                       DATE
       ---------                        -----                       ----

/s/    S. DAVID ELLENBOGEN    Director
                              and Chief Executive Officer     December 22, 1995
____________________________
   S. DAVID ELLENBOGEN


/s/    GLENN P. MUIR          Vice President, Finance and
                              Principal Financial and
                              Accounting Officer              December 22, 1995
____________________________
   GLENN P. MUIR


/s/    JAY A. STEIN           Director and
                              Senior Vice President           December 22, 1995
____________________________
   JAY A. STEIN


/s/    IRWIN JACOBS           Director                        December 22, 1995
____________________________
   IRWIN JACOBS


/s/  WILLIAM A. PECK          Director                        December 22, 1995
____________________________
  WILLIAM A. PECK


/s/  GERALD SEGEL             Director                        December 22, 1995
____________________________
  GERALD SEGEL

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To Hologic, Inc.:


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated November 22, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 (a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                              ARTHUR ANDERSEN LLP


Boston, Massachusetts,
November 22, 1995

                                                                  SCHEDULE  II
                                                                  ------------

                        HOLOGIC, INC. AND SUBSIDIARIES
                        ------------------------------

                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------


                                                      Additions
                                    Balance at        ----------
                                    Beginning   Charged to  Charged to                Balance
                                    of          Costs and     Other     Deductions     at End
Description                          Period      Expenses   Accounts       (1)       of Period
-----------                          ------      --------   --------    ----------   ---------

Allowance for doubtful accounts
-------------------------------

Year ended September 30, 1995       $850,000       $0         $0             $0         $850,000


Year ended September 24, 1994       $195,000    $713,192      $0          ($58,192)     $850,000


Year ended September 25, 1993       $125,000     $70,000      $0             $0         $195,000


(1) Specific write-offs

                                 HOLOGIC, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants.................................. F-2
Consolidated Balance Sheets as of September 24, 1994 and September 30,
 1995..................................................................... F-3
Consolidated Statements of Operations for the years ended September 25,
 1993, September 24, 1994 and September 30, 1995.......................... F-4
Consolidated Statements of Stockholders' Equity for the years ended
 September 25, 1993, September 24, 1994 and September 30, 1995............ F-5
Consolidated Statements of Cash Flows for the years ended September 25,
 1993, September 24, 1994 and September 30, 1995.......................... F-6
Notes to Consolidated Financial Statements................................ F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hologic, Inc.:

  We have audited the accompanying consolidated balance sheets of Hologic, Inc. (a Delaware corporation) and subsidiaries as of September 24, 1994 and September 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hologic, Inc. and subsidiaries as of September 24, 1994 and September 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
November 22, 1995 (except with respect to the matter discussed in Note 13, as to which the date is December 14, 1995)

                         HOLOGIC, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER    SEPTEMBER
                                                       24, 1994     30, 1995
                                                      -----------  -----------
ASSETS
Current Assets:
  Cash and cash equivalents.......................... $ 5,880,010  $ 7,447,813
  Short-term investments.............................   3,519,515    2,492,671
  Accounts receivable, less reserves of $850,000.....  10,893,649   11,643,883
  Inventories........................................   4,435,033    6,917,000
  Prepaid expenses and other current assets..........   1,584,132    2,058,707
                                                      -----------  -----------
    Total current assets.............................  26,312,339   30,560,074
                                                      -----------  -----------
Property and Equipment, at cost:
  Equipment..........................................   1,922,473    2,600,381
  Furniture and fixtures.............................     553,393      652,446
  Leasehold improvements.............................     448,529      506,495
                                                      -----------  -----------
                                                        2,924,395    3,759,322
  Less--Accumulated depreciation and amortization....   1,796,826    2,298,168
                                                      -----------  -----------
                                                        1,127,569    1,461,154
                                                      -----------  -----------
Other Assets, net....................................   1,057,254    1,840,785
                                                      -----------  -----------
                                                      $28,497,162  $33,862,013
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit..................................... $ 2,417,034  $ 2,058,898
  Accounts payable...................................   1,865,413    3,773,000
  Accrued expenses...................................   3,474,482    3,965,750
  Deferred revenue...................................     867,861    1,392,667
                                                      -----------  -----------
    Total current liabilities........................   8,624,790   11,190,315
                                                      -----------  -----------
Commitments and Contingencies (Notes 8 and 13)
Stockholders' Equity:
  Preferred stock, $.01 par value--
    Authorized--1,622,685 shares
    Issued and outstanding--none.....................         --           --
  Common stock, $.01 par value--
    Authorized--10,000,000 shares
    Issued and outstanding--4,024,581 shares and
     4,122,100 shares in 1994 and 1995, respectively.      40,246       41,221
Capital in excess of par value.......................  14,450,085   15,354,893
Retained earnings....................................   5,551,074    7,420,593
Cumulative translation adjustment....................    (169,033)    (145,009)
                                                      -----------  -----------
    Total stockholders' equity.......................  19,872,372   22,671,698
                                                      -----------  -----------
                                                      $28,497,162  $33,862,013
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     YEARS ENDED
                                         -------------------------------------
                                          SEPTEMBER    SEPTEMBER    SEPTEMBER
                                          25, 1993     24, 1994     30, 1995
                                         -----------  -----------  -----------
Revenues:
  Product sales........................  $24,139,565  $37,056,109  $41,129,782
  Other revenue........................      708,831    1,427,634    2,270,068
                                         -----------  -----------  -----------
                                          24,848,396   38,483,743   43,399,850
                                         -----------  -----------  -----------
Costs and Expenses:
  Cost of product sales................   13,729,012   20,865,075   22,090,963
  Research and development.............    3,182,412    3,441,871    4,300,474
  Selling and marketing................    5,472,413    5,892,377    7,835,418
  General and administrative...........    3,500,998    4,189,377    4,461,335
  Litigation expenses..................          --           --     2,533,493
  Restructuring costs..................      900,000          --           --
                                         -----------  -----------  -----------
                                          26,784,835   34,388,700   41,221,683
                                         -----------  -----------  -----------
    Income (loss) from operations......   (1,936,439)   4,095,043    2,178,167
Interest Income........................      300,468      315,886      609,678
Other Expense..........................     (438,869)     (80,752)    (268,326)
                                         -----------  -----------  -----------
    Income (loss) before income taxes..   (2,074,840)   4,330,177    2,519,519
Provision (Benefit) for Income Taxes...     (300,000)   1,335,000      650,000
                                         -----------  -----------  -----------
    Net income (loss)..................  $(1,774,840) $ 2,995,177  $ 1,869,519
                                         ===========  ===========  ===========
Net Income (Loss) Per Common and Common
 Equivalent Share:
  Primary..............................  $      (.45) $       .71  $       .43
                                         ===========  ===========  ===========
  Fully diluted........................               $       .69  $       .41
                                                      ===========  ===========
Weighted Average Number of Common and
 Common Equivalent Shares Outstanding:
  Primary..............................    3,930,068    4,194,914    4,375,880
                                         ===========  ===========  ===========
  Fully diluted........................                 4,341,810    4,575,426
                                                      ===========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           COMMON STOCK
                         -----------------
                                    $.01   CAPITAL IN              CUMULATIVE      TOTAL
                         NUMBER OF   PAR    EXCESS OF   RETAINED   TRANSLATION STOCKHOLDERS'
                          SHARES    VALUE   PAR VALUE   EARNINGS   ADJUSTMENT     EQUITY
                         --------- ------- ----------- ----------  ----------- -------------
Balance, September 30,
 1992................... 3,906,100 $39,061 $13,824,437 $4,330,737   $ (77,475)  $18,116,760
  Exercise of stock op-
   tions and stock pur-
   chase warrants.......    29,650     296      10,107        --          --         10,403
  Issuance of common
   stock for patent ac-
   quisition............    10,667     107      49,893        --          --         50,000
  Net loss..............       --      --          --  (1,774,840)        --     (1,774,840)
  Translation adjust-
   ments................       --      --          --         --      (90,104)      (90,104)
                         --------- ------- ----------- ----------   ---------   -----------
Balance, September 25,
 1993................... 3,946,417  39,464  13,884,437  2,555,897    (167,579)   16,312,219
  Exercise of stock op-
   tions................    78,164     782     365,648        --          --        366,430
  Tax benefit from stock
   options exercised....       --      --      200,000        --          --        200,000
  Net income............       --      --          --   2,995,177         --      2,995,177
  Translation adjust-
   ments................       --      --          --         --       (1,454)       (1,454)
                         --------- ------- ----------- ----------   ---------   -----------
Balance, September 24,
 1994................... 4,024,581  40,246  14,450,085  5,551,074    (169,033)   19,872,372
  Exercise of stock op-
   tions................    64,718     647     241,895        --          --        242,542
  Issuance of common
   stock under employee
   stock purchase plan..     4,780      48      59,105        --          --         59,153
  Stock issuance in con-
   junction with collab-
   oration agreement....    28,021     280     323,808        --          --        324,088
  Tax benefit from stock
   options exercised....       --      --      280,000        --          --        280,000
  Net income............       --      --          --   1,869,519         --      1,869,519
  Translation adjust-
   ments................       --      --          --         --       24,024        24,024
                         --------- ------- ----------- ----------   ---------   -----------
Balance, September 30,
 1995................... 4,122,100 $41,221 $15,354,893 $7,420,593   $(145,009)  $22,671,698
                         ========= ======= =========== ==========   =========   ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED
                                       -----------------------------------------
                                       SEPTEMBER 25, SEPTEMBER 24, SEPTEMBER 30,
                                           1993          1994          1995
                                       ------------- ------------- -------------
Cash Flows from Operating Activities:
  Net income (loss)..................   $(1,774,840)  $2,995,177    $1,869,519
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities--
    Depreciation and amortization....       424,787      593,519       565,806
    Changes in assets and liabili-
     ties--
      Accounts receivable............      (680,391)  (5,738,374)     (883,961)
      Inventories....................       238,727     (387,204)   (2,445,327)
      Prepaid expenses and other cur-
       rent assets...................       (21,539)    (580,031)     (411,442)
      Accounts payable...............       518,306     (131,964)    1,781,387
      Accrued expenses...............       884,779      241,960       525,350
      Deferred revenue...............       121,604       27,344       505,765
                                        -----------   ----------    ----------
        Net cash provided by (used
         in) operating activities....      (288,567)  (2,979,573)    1,507,097
                                        -----------   ----------    ----------
Cash Flows from Investing Activities:
  Net (purchases) sales of short-term
   investments.......................     4,736,921      (79,340)    1,026,844
  Purchase of property and equipment,
   net...............................      (213,426)    (495,159)     (802,822)
  Increase in other assets...........      (286,448)     (37,579)     (193,729)
                                        -----------   ----------    ----------
        Net cash provided by (used
         in) investing activities....     4,237,047     (612,078)       30,293
                                        -----------   ----------    ----------
Cash Flows from Financing Activities:
  Borrowings (settlement) under line
   of credit.........................           --     2,311,352      (536,200)
  Net proceeds from sale of common
   stock.............................        10,403      366,430       301,695
  Tax benefit from stock options ex-
   ercised...........................           --       200,000       280,000
                                        -----------   ----------    ----------
        Net cash provided by financ-
         ing activities..............        10,403    2,877,782        45,495
                                        -----------   ----------    ----------
Effect of Exchange Rate Changes on
 Cash................................       359,645      (94,627)      (15,082)
                                        -----------   ----------    ----------
Net Increase (Decrease) in Cash and
 Cash Equivalents....................     4,318,528     (808,496)    1,567,803
Cash and Cash Equivalents, beginning
 of year.............................     2,369,978    6,688,506     5,880,010
                                        -----------   ----------    ----------
Cash and Cash Equivalents, end of
 year................................   $ 6,688,506   $5,880,010    $7,447,813
                                        ===========   ==========    ==========
Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the year for in-
   come taxes........................   $   214,072   $1,259,940    $  182,809
                                        ===========   ==========    ==========
Supplemental Schedule of Noncash
 Transactions:
  Common stock issued for patent ac-
   quisition.........................   $    50,000   $      --     $      --
                                        ===========   ==========    ==========
  Preferred stock investment acquired
   in exchange for common stock......   $       --    $      --     $  324,088
                                        ===========   ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        HOLOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

  Hologic, Inc. (the Company) is engaged in the development, manufacture and distribution of proprietary x-ray and other medical systems.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements.

 (a) Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

 (b) Change in Fiscal Year

  During fiscal 1993, the Company elected to change its fiscal year-end from September 30 to the last Saturday in September. Fiscal 1993, 1994 and 1995 ended on September 25, 1993, September 24, 1994 and September 30, 1995.

 (c) Management Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (d) Cash and Cash Equivalents and Short-term Investments

  The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at September 24, 1994 is approximately $4,804,000 of securities purchased under agreements to resell. Included in cash equivalents at September 30, 1995 is approximately $4,217,000 of securities purchased under agreements to resell. The securities purchased under agreements to resell are collateralized by U.S. Government securities. Short-term investments have maturities of greater than three months and consist of securities issued by the U.S. Government and its agencies.

  The Company accounts for investments in accordance with the Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. These investments include cash, cash equivalents and securities issued by U.S. Government agencies, which total $6,522,000 at September 30, 1995. Investments purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale, which total $1,803,000 at September 30, 1995. These investments consist of securities issued by the U.S. Government and are carried at cost which approximates fair market value.

                        HOLOGIC, INC. AND SUBSIDIARIES

 (e) Concentration of Credit Risk

  SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. The Company utilizes distributors in certain countries with various credit terms, depending on the individual circumstances. One distributor had amounts due to the Company of approximately $4,817,000 and $2,231,000 as of September 24, 1994 and September 30, 1995, respectively. This distributor accounted for 14%, 28% and 20% of product sales for fiscal 1993, 1994 and 1995, respectively.

 (f) Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                     SEPTEMBER 24, SEPTEMBER 30,
                                                         1994          1995
                                                     ------------- -------------
      Raw materials and work-in-process.............  $3,258,076    $4,030,275
      Finished goods................................   1,176,957     2,886,725
                                                      ----------    ----------
                                                      $4,435,033    $6,917,000
                                                      ==========    ==========

  Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

 (g) Depreciation and Amortization

  The Company provides for depreciation and amortization by charges to operations, using the straight-line and declining-balance methods, which allocate the cost of property and equipment over the following estimated useful lives:

                                           ESTIMATED
             ASSET CLASSIFICATION         USEFUL LIFE
             --------------------        -------------
             Equipment..................       5 Years
             Furniture and fixtures.....     5-7 Years
             Leasehold improvements..... Life of lease

 (h) Intangible Assets

  The Company assesses the realizability of intangible assets in accordance with SFAS No. 121, Accounting for Impairment of Long-lived Assets and for Long-lived Assets To Be Disposed Of.

 (i) Foreign Currency Translation

  The Company translates certain of its accounts and the financial statements of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. Gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment, included in stockholders' equity in the accompanying consolidated balance sheets.

  Transaction losses of approximately $430,000 in fiscal 1993 are included in other expense in the accompanying consolidated statements of operations. Transaction gains in fiscal 1994 and 1995 were not significant.

                        HOLOGIC, INC. AND SUBSIDIARIES

 (j) Revenue Recognition

  The Company recognizes product revenue upon shipment. A provision is made at that time for estimated warranty costs to be incurred. Other revenues are recorded at the time the product is shipped or the service rendered.

  Maintenance revenues are recognized over the term of the contract. Cash received in excess of revenues recognized is included in deferred revenue in the accompanying consolidated balance sheets.

 (k) Research and Development and Software Development Costs

  Research and development costs, other than software development costs, have been charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company believes that once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant.

 (l) Net Income (Loss) per Common and Common Equivalent Share

  Net income (loss) per share data are computed using the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from stock options have been included in the computation using the treasury stock method only when their effect would be dilutive. Fully dilutive net income per share has been separately presented only when the difference from primary net income per share is significant.

 (m) Restructuring Charge

  In fiscal 1993, the Company recorded a nonrecurring restructuring charge of $900,000, representing the costs associated with reorganizing its European operations. These costs included a reduction in work force, consolidation of distribution and administrative functions, and asset write-offs and write-downs. The restructuring was completed during the fourth quarter of fiscal 1994.

 (n) Derivative Financial Instruments

  During October 1994, the Financial Accounting Standards Board issued SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, which requires disclosures about derivative financial instruments. SFAS No. 119 will be effective for fiscal 1996. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations. At September 30, 1995, the Company had no instruments requiring disclosure under SFAS No. 119.

(3) LINE OF CREDIT

  The Company maintains a line of credit with a bank for the equivalent of $3,000,000, which bears interest at the Paris Interbank Offered Rate (6.375% at September 30, 1995) plus 2.25%. The borrowings under this line are primarily used by the Company's European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with a 30-day notice. Interest expense on this line of credit of approximately $79,000 and $204,000 has been included in other expenses in the accompanying consolidated statements of operations for 1994 and 1995, respectively.

                        HOLOGIC, INC. AND SUBSIDIARIES

(4) INCOME TAXES

  The Company provides for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.

  The provision (benefit) for income taxes in the accompanying consolidated statements of operations consists of the following:

                                                      YEARS ENDED
                                       -----------------------------------------
                                       SEPTEMBER 25, SEPTEMBER 24, SEPTEMBER 30,
                                           1993          1994          1995
                                       ------------- ------------- -------------
      Federal--
        Current.......................   $(295,000)   $1,395,000     $415,000
        Deferred......................     (15,000)     (105,000)     135,000
                                         ---------    ----------     --------
                                          (310,000)    1,290,000      550,000
                                         ---------    ----------     --------
      State--
        Current.......................      10,000        45,000       90,000
                                         ---------    ----------     --------
      Foreign--
        Current.......................         --            --        10,000
                                         ---------    ----------     --------
                                         $(300,000)   $1,335,000     $650,000
                                         =========    ==========     ========

  A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                     YEARS ENDED
                                      -----------------------------------------
                                      SEPTEMBER 25, SEPTEMBER 24, SEPTEMBER 30,
                                          1993          1994          1995
                                      ------------- ------------- -------------
Income tax provision (benefit) at
 federal statutory rate..............     (34.0)%       34.0%         34.0%
Increase (decrease) in tax resulting
 from--
  Net effect of (income) losses of
   foreign subsidiaries not
   (provided) benefited..............      20.5         (0.9)         (6.7)
  State tax provision, net of federal
   benefit...........................       0.3          0.7           2.4
  Research and development tax cred-
   it................................      (1.3)        (0.5)         (1.9)
  Effect of not providing U.S. taxes
   on exempt FSC income..............      (3.5)        (4.5)         (5.3)
  Other..............................       3.5          2.0           3.3
                                          -----         ----          ----
Effective tax rate...................     (14.5)%       30.8%         25.8%
                                          =====         ====          ====

  The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

                                                      YEARS ENDED
                                       -----------------------------------------
                                       SEPTEMBER 25, SEPTEMBER 24, SEPTEMBER 30,
                                           1993          1994          1995
                                       ------------- ------------- -------------
      Domestic........................  $  (823,792)  $4,211,439    $1,988,346
      Foreign.........................   (1,251,048)     118,738       531,173
                                        -----------   ----------    ----------
                                        $(2,074,840)  $4,330,177    $2,519,519
                                        ===========   ==========    ==========

  During fiscal 1994 and 1995, the Company realized tax benefits of approximately $200,000 and $280,000, respectively, relating to the exercise of certain stock options. These benefits are reflected as a component of capital in excess of par value.

                        HOLOGIC, INC. AND SUBSIDIARIES

  The components of the net deferred tax amount recognized in the accompanying consolidated balance sheets are as follows:

                                                     SEPTEMBER 24, SEPTEMBER 30,
                                                         1994          1995
                                                     ------------- -------------
      Deferred tax assets...........................  $1,450,000    $1,175,000
      Valuation allowance...........................    (696,000)     (488,000)
                                                      ----------    ----------
                                                      $  754,000    $  687,000
                                                      ==========    ==========

  The approximate income tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is approximately as follows:

                                                    SEPTEMBER 24, SEPTEMBER 30,
                                                        1994          1995
                                                    ------------- -------------
      Foreign net operating loss carryforwards.....  $  561,000    $  353,000
      Nondeductible accruals.......................     389,000       290,000
      Nondeductible reserves.......................     496,000       511,000
      Other temporary differences..................       4,000        21,000
                                                     ----------    ----------
                                                     $1,450,000    $1,175,000
                                                     ==========    ==========

  The valuation allowance relates primarily to certain deferred tax assets in foreign jurisdictions, for which realization is uncertain. The reduction in the valuation allowance in 1995 is directly attributable to the reduction of foreign net operating losses.

(5) COMMON STOCK

 (a) Stock Option Plans

  The Company's 1986 Combination Stock Option Plan (the 1986 Plan) is administered by the Board of Directors and authorizes the Company to issue options to purchase up to 950,000 shares that have been reserved by the Company. Under the terms of the 1986 Plan, the Company may grant employees either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock at a price not less than fair market value at the date of grant. In addition, the Company may grant nonqualified options to other participants. As of September 30, 1995, the Company had granted options to purchase 927,502 shares, of which options to purchase 345,819 shares had been exercised. These options vest over a five-year period and are exercisable at varying dates.

  The Company's 1990 Nonemployee Director Stock Option Plan (the Directors'
Plan) allows for eligible directors to receive options to purchase 5,000 shares of common stock upon election as a director. The options vest ratably over a five-year period. In addition, eligible directors are entitled to annual option grants to purchase 2,000 shares of common stock, which vest after six months. Option grants under the Directors' Plan are at not less than fair market value on the date of grant. The Company has reserved 75,000 shares of common stock for issuance under the Directors' Plan. As of September 30, 1995, the Company had granted options to purchase 35,000 shares, of which options to purchase 7,000 shares had been exercised.

  In June 1995, the Board of Directors adopted, subject to stockholders' approval, the 1995 Combination Stock Option Plan, pursuant to which the Company is authorized to issue 550,000 options to purchase shares. Pending stockholder approval, the Company had granted 275,000 options under this plan.

                        HOLOGIC, INC. AND SUBSIDIARIES

  The following table summarizes all stock option activity under the 1986 and 1995 Plans and the Directors' Plan for the three years ended September 30, 1995.

                                                        NUMBER    EXERCISE PRICE
                                                       OF SHARES    PER SHARE
                                                       ---------  --------------
      Outstanding, September 30, 1992.................  297,413   $  .10-$22.75
        Granted.......................................  252,450     4.38-  5.63
        Terminated.................................... (164,363)     .10- 22.75
        Exercised.....................................  (13,850)     .10-  1.00
                                                       --------   -------------
      Outstanding, September 25, 1993.................  371,650      .10- 17.75
        Granted.......................................  303,400     3.63- 10.50
        Terminated....................................  (13,185)    1.00-  7.38
        Exercised.....................................  (78,164)     .10-  8.50
                                                       --------   -------------
      Outstanding, September 24, 1994.................  583,701      .10- 17.75
        Granted.......................................  373,300    12.38- 18.88
        Terminated....................................   (7,600)    3.88- 14.13
        Exercised.....................................  (64,718)     .10- 14.13
                                                       --------   -------------
      Outstanding, September 30, 1995.................  884,683   $  .10-$18.88
                                                       ========   =============
      Exercisable, September 30, 1995.................  234,733   $  .10-$14.13
                                                       ========   =============

 (b) Employee Stock Purchase Plan

  In December 1994, the Company adopted the 1995 Employee Stock Purchase Plan (the ESP Plan) in compliance with Section 423 of the Internal Revenue Code. Employees who have completed 12 consecutive months or two years, whether or not consecutive, of employment with the Company are eligible to participate in the ESP Plan. The ESP Plan allows participants to purchase common stock of the Company at 85% of the fair market value, as defined. The Company may issue up to 100,000 shares under the ESP Plan. During fiscal 1995, the Company issued 4,780 shares under the ESP Plan. At September 30, 1995, the Company has 95,220 shares available for purchase under the ESP Plan.

 (c) Rights Agreement

  In December 1992, the Company adopted a shareholder rights plan. The plan is intended to protect shareholders from unfair or coercive takeover practices. In accordance with the plan, the Board of Directors declared a dividend distribution of one common stock purchase right for each share of common stock outstanding until the rights become detachable. Each right entitles the registered holder to purchase from the Company one share of common stock for $30, adjusted for certain events. In the event that the Company is acquired in a merger or other business combination transaction or more than 50% of its assets or earning power are sold, each holder shall thereafter have the right to receive, upon exercise of each right, that number of shares of Common Stock of the acquiring Company which at the time of such transaction would have a market value of two times the $30 per share exercise price. The rights will not be detachable or exercisable until certain events occur. The Board of Directors may elect to terminate the rights under certain circumstances.

(6) PROFIT-SHARING 401(K) PLAN

  The Company has a qualified profit-sharing plan covering substantially all of its employees. Contributions to the plan are at the discretion of the Company's Board of Directors. The Company has recorded approximately $98,000, $120,000 and $135,000 as a provision for the profit-sharing contribution for fiscal 1993, 1994 and 1995, respectively.

                        HOLOGIC, INC. AND SUBSIDIARIES

(7) RELATED-PARTY TRANSACTIONS

 (a) Management Services Agreement

  The Company has an agreement with Vivid Technologies, Inc. (Vivid), an affiliated company, whereby the Company provides management, administrative and support services. In addition, the Company leases a portion of its facilities to Vivid through June 1996 for approximately $15,000 per month. Vivid pays the Company for all direct costs incurred, as well as a portion of the Company's overhead costs, as defined, representing the pro rata portion of costs attributable to Vivid. The Company has charged Vivid approximately $304,000, $544,000 and $530,000 under the agreement during fiscal 1993, 1994 and 1995, respectively, which has been offset against operating expenses of the Company. Vivid also purchased approximately $154,000, $229,000 and $210,000 of inventory and spare parts from the Company in fiscal 1993, 1994 and 1995, respectively. Of these amounts, approximately $291,000 and $463,000 was unpaid as of September 24, 1994 and September 30, 1995, respectively.

 (b) License and Technology Agreement

  The Company has an agreement with Vivid whereby Vivid obtained a perpetual, exclusive worldwide license to utilize certain of the Company's technology and patents for the sole purpose of developing baggage and inspection security systems. Royalty payments to the Company under the agreement are 5% of product revenue on Vivid's first $50 million in sales; thereafter, payments are 3% of Vivid's sales up to $200 million. No royalty payments will be made on aggregate revenues in excess of $200 million. The agreement terminates by mutual agreement of the two parties or under certain other circumstances, as defined. The Company recognized approximately $138,000, $688,000 and $719,000 of royalty revenue under the agreement for fiscal 1993, 1994 and 1995, respectively. Approximately $189,000 and $351,000 was outstanding at September 24, 1994 and September 30, 1995, respectively.

(8) COMMITMENTS

 (a) Operating Leases

  The Company and its subsidiaries lease certain equipment and conduct their operations in leased facilities under operating lease agreements that expire through fiscal 2002. In addition, the facility lease requires the Company to pay a percentage of real estate taxes and certain operating costs of the property. Future minimum lease payments under the operating leases are approximately as follows:

             FISCAL YEAR ENDING               AMOUNT
             ------------------             ----------
             September 28, 1996............ $  890,000
             September 27, 1997............    811,000
             September 26, 1998............    775,000
             September 25, 1999............    760,000
             September 24, 2000............    760,000
             Thereafter....................    931,000
                                            ----------
                                            $4,927,000
                                            ==========

  Rental expense, net of subrentals from Vivid, was approximately $784,000, $647,000 and $632,000 for fiscal 1993, 1994 and 1995, respectively.

  The lease agreement for the Company's headquarters included a free rent and reduced rent period. The Company is recognizing the rent expense evenly over the term of the lease agreement.

                        HOLOGIC, INC. AND SUBSIDIARIES

 (b) Patent Acquisition

  In fiscal 1992, the Company acquired certain patents pertaining to technology incorporated into certain of the Company's products. The Company paid approximately $245,000 for these patents and related expenses upon entering into the agreement. In May 1993, this agreement was amended such that the Company paid approximately $344,000 for additional patent rights and related expenses, of which $50,000 was paid through the issuance of 10,667 shares of common stock. The Company may be required to make additional payments of common stock (up to a maximum of 32,000 shares) for certain additional patent rights, if and when available. The cost of these patents are being amortized over their expected life of 10 years.

(9) COLLABORATION AGREEMENT

  In June 1995, the Company acquired a 5% minority interest in a collaborating company. To acquire this minority interest, the Company issued 28,021 shares of common stock and paid $75,912 in cash in return for all of the outstanding convertible preferred stock of the collaborating company. The Company also entered into a development agreement with the collaborating company related to a certain product. As part of the development agreement, the Company will reimburse the collaborating company for expenses incurred in the development of this product. In order to maintain its exclusive rights in the collaborating company's technology, the Company must meet required sales volumes, as defined, in the five years commencing 90 days after approval of the product by the Food and Drug Administration. The Company is also required to pay royalties to the collaborating company based on net sales of the product, as defined.

(10) FEE PER SCAN PROGRAM

  The Company has entered into a strategic fee per scan program with a leasing company whereby the Company sells its systems to the leasing company, which in turn, leases the systems to third parties. Under the terms of the agreement, the Company is contingently liable for a certain amount per system, up to a maximum of $500,000. At September 30, 1995, the Company was liable for approximately $89,000. A portion of the program is guaranteed by a third party.

(11) GEOGRAPHIC INFORMATION

  Revenues, net income (loss) and identifiable assets for the Company's U.S. and European operations are summarized as follows:

                                                   1993
                            -----------------------------------------------------
                              UNITED       EUROPEAN
                              STATES     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                            -----------  ------------  ------------  ------------
Revenues from unaffiliated
 customers................. $15,997,129  $ 8,851,267   $       --    $24,848,396
Transfers between geo-
 graphic areas.............   4,398,089      588,631    (4,986,720)          --
                            -----------  -----------   -----------   -----------
    Total revenues......... $20,395,218  $ 9,439,898   $(4,986,720)  $24,848,396
                            ===========  ===========   ===========   ===========
Net loss................... $  (404,526) $(1,251,048)  $  (119,266)  $(1,774,840)
                            ===========  ===========   ===========   ===========
Identifiable assets........ $19,264,066  $ 4,001,885   $(1,099,827)  $22,166,124
                            ===========  ===========   ===========   ===========

                         HOLOGIC, INC. AND SUBSIDIARIES

                                                     1994
                              ---------------------------------------------------
                                UNITED      EUROPEAN
                                STATES    SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                              ----------- ------------ ------------  ------------
Revenues from unaffiliated
 customers..................  $29,646,443 $ 8,837,300  $       --    $38,483,743
Transfers between geographic
 areas......................    2,833,417   1,452,712   (4,286,129)          --
                              ----------- -----------  -----------   -----------
    Total revenues..........  $32,479,860 $10,290,012  $(4,286,129)  $38,483,743
                              =========== ===========  ===========   ===========
Net income..................  $ 2,869,578 $   118,738  $     6,861   $ 2,995,177
                              =========== ===========  ===========   ===========
Identifiable assets.........  $24,698,626 $ 5,091,193  $(1,292,657)  $28,497,162
                              =========== ===========  ===========   ===========
                                                     1995
                              ---------------------------------------------------
                                UNITED      EUROPEAN
                                STATES    SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                              ----------- ------------ ------------  ------------
Revenues from unaffiliated
 customers..................  $31,249,364 $12,150,486  $       --    $43,399,850
Transfers between geographic
 areas......................    4,105,914   2,085,185   (6,191,099)          --
                              ----------- -----------  -----------   -----------
    Total revenues..........  $35,355,278 $14,235,671  $(6,191,099)  $43,399,850
                              =========== ===========  ===========   ===========
Net income (loss)...........  $ 1,364,676 $   519,941  $   (15,098)  $ 1,869,519
                              =========== ===========  ===========   ===========
Identifiable assets.........  $28,993,088 $ 6,353,095  $(1,484,170)  $33,862,013
                              =========== ===========  ===========   ===========

  Export sales from the United States to unaffiliated customers primarily in Europe and Asia during fiscal 1993, 1994 and 1995 totaled approximately $8,944,000, $16,166,000 and $15,601,000, respectively.

  Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

  Export product sales as a percentage of total product sales are as follows:

                                                      YEARS ENDED
                                       -----------------------------------------
                                       SEPTEMBER 25, SEPTEMBER 24, SEPTEMBER 30,
                                           1993          1994          1995
                                       ------------- ------------- -------------
      Europe..........................       51%           31%           37%
      Asia............................       17            38            29
      All others......................        6             5             9
                                            ---           ---           ---
                                             74%           74%           75%
                                            ===           ===           ===

(12) ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                     SEPTEMBER 24, SEPTEMBER 30,
                                                         1994          1995
                                                     ------------- -------------
      Accrued payroll and employee benefits.........  $1,007,867    $  869,752
      Accrued income taxes..........................     578,073       581,222
      Accrued commissions...........................     511,330       914,259
      Accrued legal.................................     250,000       586,738
      Other accrued expenses........................   1,127,212     1,013,779
                                                      ----------    ----------
                                                      $3,474,482    $3,965,750
                                                      ==========    ==========

                        HOLOGIC, INC. AND SUBSIDIARIES

(13) LITIGATION

  On September 7, 1994, Lunar Corporation (Lunar) filed a complaint in United States District Court against the Company, alleging, among other things, that two of the Company's patents are not valid and infringe on three of Lunar's patents. The Company filed a counterclaim against Lunar with respect to the infringement of two of the Company's patents and a declaration that certain of Lunar's patents are invalid and unenforceable.

  On November 22, 1995, the Company and Lunar executed a definitive agreement settling all disputes between the parties. The agreement provides for the cross-licensing of certain patent rights and continuing payments between the parties related to future sales. The Company and Lunar have agreed not to engage each other in patent litigation in the area of x-ray densitometry and ultrasound for a ten-year period. Management believes that the financial terms of this agreement will not have a material adverse effect on the Company's financial position or results of operations.

  On January 24, 1995, B.V. Optische Industrie de Oude Delft (Oldelft) filed suit in the United States District Court against the Company seeking unspecified treble damages, attorneys' fees and costs relating to a prior patent dispute between the Company and Oldelft relating to equalization radiography. On December 14, 1995, the litigation was dismissed by the United States District Court. Management believes that the outcome of this dispute will not have a material adverse effect on the Company's financial position or results of operations.

(14) QUARTERLY INCOME STATEMENT INFORMATION (UNAUDITED)

  The following table presents a summary of quarterly results of operations for 1994 and 1995:

                                                      1994
                                 ----------------------------------------------
                                    FIRST      SECOND      THIRD      FOURTH
                                   QUARTER    QUARTER     QUARTER     QUARTER
                                 ----------- ---------- ----------- -----------
Total revenue................... $ 7,647,423 $9,907,203 $10,948,026 $ 9,981,091
Net income......................     413,415    873,989   1,195,525     512,248
Primary net income per common
 and common
 equivalent share...............         .10        .21         .28         .12
                                                      1995
                                 ----------------------------------------------
                                    FIRST      SECOND      THIRD      FOURTH
                                   QUARTER    QUARTER     QUARTER     QUARTER
                                 ----------- ---------- ----------- -----------
Total revenue................... $10,198,855 $9,031,119 $11,301,320 $12,868,556
Net income......................     643,720    153,610     487,668     584,521
Primary net income per common
 and common
 equivalent share...............         .15        .03         .11         .13

                                 EXHIBIT INDEX

Exhibit
Number                                                               Reference
-------                                                              ---------
   2.01  Merger Agreement between the Company and
         its Massachusetts predecessor...............................  A
   3.01  Certificate of Incorporation of the Company.................  A
   3.02  By-laws of the Company......................................  A
   4.01  Specimen certificate for shares of the
         Company's Common Stock......................................  A
   4.02  Description of capital stock (contained in the Certificate of Incorporation of the Company filed, as Exhibit 3.01).....  A
   4.03  Rights Agreement dated December 22, 1992....................  C
   4.04  Amendment No. 1 to Rights Agreement.........................  G
  10.07  1986 Combination Stock Option Plan, as amended..............  F*
  10.08  Amended and Restated 1990 Non-Employee
         Director Stock Option Plan..................................  *
  10.09  Employee Stock Purchase Plan of the Company.................  F
  10.10  1995 Combination Stock Option Plan..........................  *
  10.12  Form of Indemnification Agreement for directors and certain officers of the Company.............................  A*
  10.17  Management Agreement between the Company and
         Vivid Technologies, Inc.....................................  A*
  10.18  License Agreement between the Company and
         Vivid Technologies, Inc.....................................  A
  10.19  Distribution Agreement between the Company, Toyo Medic
         Company Limited and Yokogawa Medical Systems, Ltd...........  B*
  10.20  Facility lease between the Company and
         Lincoln Street Trust........................................  B
  10.21  Orion Corporation Soredex
         Distribution Agreement for Scanora..........................  D**
  10.22  Employment Agreement with an officer
         of the Company..............................................  E
  10.23  Form of Selling Stockholders Agreement......................
  10.24  Serex License Agreement.....................................  **
  11.01  Statement re:  Computation of Per Share Earnings............
  22.01  Subsidiaries of the Company.................................  C
  24.01  Consent of Arthur Andersen LLP..............................
  28.01  Press Release dated December 22, 1992.......................  C
  28.02  Letter to Stockholders dated December 22, 1992..............  C
-----------------------

*  Management compensation plan or arrangement
** Confidentiality requested as to certain provisions

A. The above exhibits were previously filed as an exhibit of the same number to the Company's Registration Statement on Form S-1 (Registration No. 33-33128) filed on January 24, 1990 and are incorporated herein by reference.

B. The above exhibits were previously filed as an exhibit of the same number to the Company's 1990 Annual Report on Form 10-K and are incorporated herein by reference.

C. The above exhibit were previously filed as an exhibit of the same number to the Company's 1992 Annual Report on Form 10-K and are incorporated herein by reference.

D. The above exhibit was previously filed as an exhibit of the same number to the Company's 1993 Third Quarter Report on Form 10-Q and is incorporated herein by reference.

E. The above exhibit was previously filed as an exhibit of the same number to the Company's 1993 Annual Report on Form 10-K and is incorporated herein by reference.

F. The above exhibits were previously filed as an exhibit of the same number to the Company's 1994 Annual Report on Form 10-K and is incorporated herein by reference

G. The above exhibit was previously filed as an exhibit of the same number of the Company's Registration Statement on Form S-3 (Registration No. 33-65019) filed on December 14, 1995 and is incorporated herein by reference.