Form 10-Q
period 1995-12-30
HOLOGIC INC
filed 1996-02-13
CIK 859737

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC.  20549

                               FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    	December 30, 1995

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

As of January 31, 1996 5,411,773 shares of the registrant's Common Stock, $.01 par value, were outstanding.






                         HOLOGIC, INC. AND SUBSIDIARIES

                                     INDEX



                                                                   	Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

		Consolidated Balance Sheets
		December 30, 1995 and September 30, 1995....................     		3

		Consolidated Statements of Income
		Three Months Ended December 30, 1995
		and December 24, 1994.......................................     		4

		Consolidated Statements of Cash Flows
		Three Months Ended December 30, 1995
		and December 24, 1994.......................................     		5

		Notes to Consolidated Financial Statements..................     		6


Item 2.  Management's Discussion and Analysis of
    Financial Condition	and Results of Operations.............	      8


PART II - OTHER INFORMATION...................................     		12


SIGNATURES....................................................     		13









                        PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

                          HOLOGIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

	                                              December 30,	    September 30,
                                                 	1995             	1995
CURRENT ASSETS:
 Cash and cash equivalents..................  		$8,234,393      	$7,447,813
 Short-term investments.....................   		2,359,548       	2,492,671
 Accounts receivable, less reserves of
 $1,000,000 and $850,000, respectively......  		13,875,897      	11,643,883
 Inventories................................   		6,433,578       	6,917,000
 Prepaid expenses and other current assets.. 		  2,097,492        2,058,707
                                                ----------       ----------
	Total current assets.......................  		33,000,908	      30,560,074
                                                ==========       ==========
PROPERTY AND EQUIPMENT, at cost:
 Equipment.................................. 		  2,844,158	       2,600,381
 Furniture and fixtures.....................     		665,429         	652,446
 Leasehold improvements.....................   	   510,186	         506,495
                                                 ---------        ---------
                                              		 4,019,773	       3,759,322
 Less- Accumulated depreciation
       and amortization.....................		   2,441,852       	2,298,168
                                                 ---------        ---------
	                                               	1,577,921	       1,461,154
Other assets, net...........................	  	 2,430,323       	1,840,785
                                               -----------      -----------
		                                            	$37,009,152     	$33,862,013
                                               ===========      ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                              	December 30,    	September 30,
	                                                 1995	             1995
CURRENT LIABILITIES:
 Line of credit............................	  $2,139,298       	$2,058,898
 Accounts payable..........................  		4,347,208        	3,773,000
 Accrued expenses..........................   	4,203,179	        3,965,750
 Deferred revenue..........................  		1,327,172        	1,392,667
                                              ----------        ----------
	Total current liabilities................. 		12,016,857	       11,190,315

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value-
  Authorized - 10,000,000 shares
  Issued and outstanding - 4,183,850 and
  4,122,100 shares, respectively..........      		41,839          	41,221
 Capital in excess of par value...........   	16,335,398      	15,354,893
 Retained earnings........................   		8,735,310	       7,420,593
 Cumulative translation adjustment........	    	(120,252)      	 (145,009)
                                               ----------      ------------
 	Total stockholders' equity...............  	24,992,295      	22,671,698
                                              -----------      ----------
		                                           $37,009,152	     $33,862,013
                                             ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           HOLOGIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                                  	Three Months Ended
	                                              December  30,   	December  24,
		                                                  1995	            1994
REVENUES:
 Product sales.........................       		$14,076,548  	    $9,783,121
 Other revenue.........................      	 	    687,085     	    415,734
                                                -----------       ----------
	                                               	14,763,633      	10,198,855
COSTS AND EXPENSES:
 Cost of product sales...................       		6,769,581       	5,342,890
 Research and development................       		1,307,493         	967,580
 Selling and marketing...................       		2,737,146       	1,822,849
 General and administrative..............       		1,406,987  	     1,139,585
 Litigation expenses.....................	          797,819           53,945
                                                -----------        ---------
		                                               13,019,026      	 9,326,849

	       Income from operations............       	1,744,607 	        872,006

 Interest income...........................       		155,704	         115,682

 Other expense.............................         (65,594)     	   (83,968)
                                                  ----------        ---------
	Income before provision for income taxes..       	1,834,717	        903,720
PROVISION FOR INCOME TAXES.................	    	    520,000	        260,000
                                                  ----------        --------
	Net income................................     		$1,314,717	     $  643,720
                                                  ==========      ==========
NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE...................           		$.28          	$ .15
                                                        ====           =====
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING........................        4,733,292	      4,404,414






The accompanying notes are an integral part of these consolidated financial statements.

                            HOLOGIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                    	Three Months Ended
	                                              December 30,	     December 24,
                                                  	1995            	1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................. 		$1,314,717        	$643,720
  Adjustments to reconcile net income
  to net cash provided by  operating activities-
     Depreciation and amortization...........    		167,946         	115,054
       Changes in assets and liabilities-
         	Accounts receivable................	 	(2,510,115)        	562,229
	         Inventories........................      	482,981	       (760,911)
	         Prepaid expenses and
            other current assets.............	    	(39,841)       	(169,239)
	         Accounts payable...................	     	574,923         	537,036
	         Accrued expenses...................	     	236,004	        (52,439)
         	Deferred revenue...................    		(66,513)	        (87,016)
	           Net cash provided by                 ----------        --------
	            operating activities............     		160,102	         788,434
                                                 ----------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales of short-term investments........      	133,123       	2,022,357
  Purchase of property and equipment.........    		(260,259)      	(179,112)
  Increase in other assets...................   		 (328,681)	       (31,157)
	          Net cash (used in) provided by       -----------        ---------
	           investing activities.............    		(455,817)     	 1,812,088
                                                 -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in
    settlements of line of credit............      		77,815      	 (188,526)
  Exercise of stock options..... ............      	431,122	         19,205
  Tax benefit from stock option exercises		         550,000	             --
                                                   --------        --------
          Net cash provided by (used in)
           financing activities..............    	1,058,937	       (169,321)

EFFECT OF EXCHANGE RATE CHANGES ON CASH......        23,358	          4,509

NET INCREASE IN CASH AND
  CASH EQUIVALENTS...........................      	786,580      	2,435,710
CASH AND CASH EQUIVALENTS, beginning of period  		7,447,813       5,880,010
                                                  ---------       ---------
CASH AND CASH EQUIVALENTS, end of period...... 		$8,234,393      $8,315,720
                                                 ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes	   	  $27,081       	$74,480
                                                     =======        =======




The accompanying notes are an integral part of these consolidated financial statements.
                                         5





                          HOLOGIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

(1)	Basis of Presentation

	The consolidated financial statements of Hologic, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1995, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 26, 1995.

	The consolidated balance sheet as of December 30, 1995, the consolidated statements of income for the three months ended December 30, 1995 and December 24, 1994 and the consolidated statements of cash flows for the three months ended December 30, 1995 and December 24, 1994, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

	The results of operations for the three months ended December 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 28, 1996.

(2)	Summary of Significant Accounting Policies

	The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

	(a) Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                           	December 30,     	September 30,
                                               	1995	              1995

Raw materials and work-in-process.......    		$4,029,374	      $4,030,275
Finished goods..........................     		2,404,204       	2,886,725
                                              ----------       ----------
	                                             $6,433,578      	$6,917,000
                                             ===========       ==========

	Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.



	(b)  Foreign Currency Translation:

	Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rate in effect during the period. Gains and losses from foreign currency translation are included in the stockholders' equity section under cumulative translation adjustment. Foreign currency transaction gains and losses arising primarily from settlement of sales transactions with the Company's foreign subsidiaries are included in results of operations. A transaction loss of $22,080 and $40,371 for the three months ended December 30, 1995 and December 24, 1994, respectively, are included in other expense in the accompanying consolidated statements of income.

(3)	Line of Credit

	The Company has an international line of credit with a bank for the equivalent of $3,000,000, which bears interest at PIBOR plus 2.25%. The borrowings under this line are denominated in the local currency of its European subsidiaries and are primarily used by these subsidiaries to settle intercompany sales.

(4)	Stock Option Plans

	A summary of stock option activity is as follows:
                                        	Number	           Exercise
	                                      of Shares      	Price Per Share
Outstanding at September 30, 1995...	   	884,683	        $.10-$18.88
	     Granted.......................   		 44,400          	23-39.25
	     Terminated....................     		(160)          	5.25-7.25
	     Exercised..................... 		 (61,750)	         .40-14.125
                                        --------         -----------
Outstanding at  December 30, 1995... 		  867,173        	$.10-$39.25
                                        ========         ===========

(5)	Significant Customers and Concentration of Credit Risk

	In the three months ended December 30, 1995 and December 24, 1994, the Company had one customer who comprised 18% and 32% of product sales, respectively. This customer had amounts due to the Company of approximately $3,284,107 at December 30, 1995, all of which were within the payment terms of the sales.

(6)	Patent Litigation

	The Company incurred litigation expenses in the first quarter of fiscal 1996 and in fiscal 1995 relating primarily to a patent dispute with Lunar Corporation ("Lunar") and, to a lesser extent, a separate patent dispute with B.V. Optische Industrie de Oude Delft ("Oldelft"). In November 1995, a definitive settlement agreement was reached between the Company and Lunar settling all outstanding disputes relating to x-ray and ultrasound technology. The complaint brought by Oldelft against the Company was dismissed in December 1995. In January 1996, Oldelft filed a motion for reconsideration of the dismissal and amended its complaint. This motion and the amended complaint are currently pending before the court.


PART I - FINANCIAL INFORMATION (Continued)

Item 2.	        	Management's Discussion and Analysis of Financial
               		Condition and Results of Operations

                           HOLOGIC, INC. AND SUBSIDIARIES
Results of Operations

	The Company's results of operations have and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including the overall state of health care and cost containment efforts, the development status and demand for drug therapies to treat osteoporosis, economic conditions in the Company's markets, the timing of orders, the timing of expenditures in anticipation of future sales, the mix of products sold by the Company, the introduction of new products and product enhancements by the Company or its competitors and pricing and other competitive conditions.

	Revenues. Total revenues for the first quarter of fiscal 1996 increased 45% to $14,763,633 from $10,198,855 for the first quarter of fiscal 1995.
This increase was primarily due to the increase in the total number of DXA bone densitometer product shipments in both the Company's domestic and international markets, particularly in the United States where product sales increased 290% over the prior year.There was also a shift in product sales mix to the Company's new line of bone densitometers, the ACCLAIM series, which the Company began shipping in January 1995. The new ACCLAIM products have higher average selling prices than the comparable DXA bone densitometers which they replace. For the current quarter, sales of the ACCLAIM product accounted for over 84% of product sales. Other revenues also increased for the current three month period due to increases in revenue relating to medical data management services provided to pharmaceutical companies to assist in the collection and monitoring of clinical trial data.

	Total revenues for the first quarter of fiscal 1996 increased 15% from $12,868,556 in the immediately preceding quarter primarily due to an increase in the number QDR systems sold in the United States and Asia.

	In the first quarter of fiscal 1996, approximately 41% of product sales were generated in the United States, 27% in Asia, 25% in Europe, and 7% in other international markets. In the first quarter of fiscal 1995, approximately 16% of product sales were generated in the United States, 41% in Asia, 32% in Europe and 11% in other international markets.

	The Company believes that the two major drivers of the growth in demand for its bone densitometers are (i) the availability of new and effective drug therapies to treat and prevent bone diseases, including osteoporosis, and (ii) the availability of reimbursement to healthcare providers for bone density measurements of patients. On September 29, 1995, the FDA cleared for marketing Merck & Co., Inc.'s ("Merck") new bisphosphonate, Fosamax, for treatment of established osteoporosis in post-menopausal women. The Health Care Finance Administration, the agency which administers Medicare, increased the recommended reimbursement rate for DXA tests to a national average of $124, effective January 1, 1995, from $68, the original recommended reimbursement rate which went into effect in April 1994.


	Costs and Expenses.    The cost of product sales decreased as a
percentage of product sales to 48% in the first quarter of fiscal 1996 from 55% in the first quarter of fiscal 1995. In the current quarter, these costs decreased as a percentage of product sales primarily due to the Company initiating shipments of its new family of DXA bone densitometers, the ACCLAIM [trademark] series, a volume increase in the number of DXA systems sold resulting in certain manufacturing efficiencies, and an increase in sales by the Company's direct sales force (primarily in the United States) which results in higher selling prices. The Company began selling the ACCLAIM product in the second quarter of fiscal 1995 and has recognized higher gross margins than on the older DXA product line from higher average selling prices and lower labor and overhead-related manufacturing costs.

	Research and development expenses increased 35% to $1,307,493 (9% of total revenues) in the current quarter from $967,580 (9% of total revenues) in the first quarter of fiscal 1995 primarily due to the addition of engineering personnel and outside consultants working on the development of new products.

	Selling and marketing expenses increased 50% to $2,737,146 (19% of product sales) in the current quarter from $1,822,849 (19% of product sales) in the first quarter of fiscal 1995 primarily due to an increase in sales personnel and related expenses, marketing and promotional costs incurred in connection with the introduction of the QDR 4500 Acclaim and increased sales commissions based on the higher sales volume. In addition, the Company incurred additional costs in connection with its strategic alliances for the development of new products and the distribution of products through new sales channels.

	General and administrative expenses increased 23% to $1,406,987 (10% of total revenues) in the first quarter of fiscal 1996 from $1,139,585 (11% of total revenues) in the first quarter of fiscal 1995 primarily due to increased headcount and other compensation-related expenditures, and an increase in accounts receivable reserves, which reflects the increase in accounts receivable. As a percentage of total revenues, general and administrative expenses declined in the current quarter from the first quarter of fiscal
1995, reflecting increased revenues in the current quarter.

	Litigation expenses incurred in the current quarter and in fiscal 1995 were in connection with the Company's disputes with Lunar and Oldelft. Legal expenses in connection with the patent litigation with Lunar began in October 1994 and represent a substantial portion of the total litigation expenses. In November 1995, a definitive agreement that provides for the cross-licensing of certain patent rights and a non-assertion agreement for all patents involving DXA and ultrasound technologies for a period of ten years was reached by the Company and Lunar. The complaint brought by Oldelft against the Company was dismissed in December 1995. In January 1996, Oldelft filed a motion for reconsideration of the dismissal and amended its complaint. This motion and the amended complaint are currently pending before the court.



	Interest Income. Interest income increased to $155,704 in the current quarter from $115,682 in the first quarter of fiscal 1995 as the Company earned a higher rate of return on a slightly higher investment base than in the prior year and increased the number of long-term receivables to Latin American customers.

	Other Expense. In the first quarters of fiscal 1996 and 1995, the Company incurred other expenses of $65,594 and $83,968, respectively. These expenses were primarily attributable to the interest costs on the line of credit established by the Company in the third quarter of fiscal 1994 for use by the Company's European subsidiaries to borrow funds in their local currencies to pay for all intercompany sales, thereby reducing the foreign currency exposure on those transactions. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the Company has established a borrowing line denominated in the two foreign currencies (the French Franc and the Belgian Franc) in which the subsidiaries currently conduct business to minimize this risk, there can be no assurance that the Company will be successful or can fully hedge its foreign currency exposure.

	Provision for Income Taxes. The Company's effective tax rate for the first quarter of fiscal 1996 is 28.3%. The Company's effective tax rate is lower than the statutory tax rates due primarily to the utilization of tax credits, the utilization of net operating losses in foreign jurisdictions and tax benefits associated with the Company's foreign sales corporation.

Liquidity and Capital Resources

	The Company has funded its operations primarily through cash flows from operations and the issuance of securities.

	At December 30, 1995, the Company's working capital was $20,984,051. At such date, the Company had $10,593,941 in cash, cash equivalents and short-
term investments.   The current cash, cash equivalents and investments balance increased approximately $653,000 from September 30, 1995 primarily due to the proceeds and tax benefits from the exercise of stock options and an increase in the Company's current liabilities, which were partially offset by an increase in accounts receivable. The increase in current liabilities and accounts receivable reflects the Company's introduction of its new ACCLAIM family of bone densitometers and the increase in sales activity. At December
30, 1995, one customer had accounts receivable outstanding of approximately $3,300,000, which were current within their payment terms. The Company finances certain sales to Latin America over a two to three year time frame.
At December 30, 1995, the Company had long-term accounts receivable outstanding of approximately $1,082,000 relating to these sales, which were included in other assets. Working capital increased by approximately
$1,614,000 in the first quarter of fiscal 1996 from September 30, 1995, primarily from the addition of net income. In the first quarter of fiscal
1996, the Company purchased approximately $260,000 of property and equipment, primarily computers and other equipment associated with the hiring of additional personnel.



	On January 31, 1996, the Company completed a public offering of 1,200,000 shares of Common Stock and on February 2, 1996 sold an additional 46,000 shares to cover over-allotments. The Company received net proceeds of $49,584,570 from the offering which the Company plans to use for general corporate purposes, including working capital, new product development, sales and marketing expansion, and potential acquisitions.

	The Company does not currently have any significant capital commitments and believes that existing sources of liquidity, including the net proceeds of the offering, funds expected to be generated from operations and a $3.0 million credit line for use by its European subsidiaries, will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

                           PART II - OTHER INFORMATION

                            HOLOGIC, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.

  	Patent Litigation. On January 24, 1995, B.V. Optische Industrie de Oude Delft ("Oldelft") filed suit in the United States District Court for the Southern District of New York against the Company. The complaint brought by Oldelft against the Company was dismissed in December 1995. In January 1996, Oldelft filed a motion for reconsideration of the dismissal and amended its complaint. This motion and the amended complaint are currently pending before the court.

Item 2.	Changes in Securities.
       	None.

Item 3.	Defaults Upon Senior Securities.
       	None.

Item 4.	Submission of Matters to a Vote of Security-Holders.
       	None.

Item 5.	Other Information.
       	None.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits furnished:
		(11)	Statement Re: Computation of Earnings Per Share.

	(b)	Reports on For 8-K:

     No reports on Form 8-K were filed by the Company during the quarter ended December 30, 1995.




                    HOLOGIC, INC. AND SUBSIDIARIES

                             SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                  							Hologic, Inc.
							                                  (Registrant)



February 13, 1996	                     	/s/    S. David Ellenbogen
-----------------                       --------------------------
Date					                              	S. David Ellenbogen
					                                  	Chairman and Chief Executive Officer





February 13, 1996                    		/s/    Glenn P. Muir
-----------------                      ----------------------
Date					                              Glenn P. Muir
					                                  Vice President, Finance and Treasurer
					                                 	(Principal Financial and
                                        Chief Accounting	Officer)












                          HOLOGIC, INC. AND SUBSIDIARIES
                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                                   (Unaudited)

                                           Three Months Ended
	                                       December 30, 		December 24,
	                                           1995            1994
PRIMARY:
 Net income.......................      $1,314,717        $643,720
                                        ==========       =========
 Weighted average shares
   outstanding....................  		   4,153,151       4,026,071
 Common stock equivalents
  outstanding,	pursuant to the
  treasury stock method..........	     	   580,141         378,343
                                         ---------       ---------
Weighted average number of common and
	common equivalent shares outstanding    	4,733,292      4,404,414
                                         ==========      =========
Per share amount.............	               	$ .28           $.15
                                              =====           ====


