Form 10-Q
period 1996-03-30
HOLOGIC INC
filed 1996-05-14
CIK 859737

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    	March 30, 1996

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

As of April 26, 1996, 11,043,566 shares of the registrant's Common Stock, $.01 par value, were outstanding.



                   HOLOGIC, INC. AND SUBSIDIARIES

                               INDEX


	                                                                   Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

		Consolidated Balance Sheets
		March 30, 1996 and September 30, 1995                            		3

		Consolidated Statements of Income
		Three and Six Months Ended March 30, 1996
		and March 25, 1995	                                               	4

		Consolidated Statement of Stockholders' Equity
	 Six Months ended March 30, 1996                                  		5

  Consolidated Statements of Cash Flows
		Six Months Ended March 30, 1996
		and March  25, 1995		                                              6

		Notes to Consolidated Financial Statements	                       	7


Item 2.  Management's Discussion and Analysis of
    Financial Condition	and Results of Operations                 		10


PART II - OTHER INFORMATION	                                       	14


SIGNATURES	                                                        	16




                     PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

                     HOLOGIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                            ASSETS

                                                 	March 30,	     September 30,
                                                    	1996          	1995
CURRENT ASSETS:
 Cash and cash equivalents...................  		$57,883,436     	$7,447,813
 Short-term investments......................    		4,132,744	      2,492,671
 Accounts receivable, less reserves of
 $1,200,000 and $850,000, respectively...... 		   16,172,161	     11,643,883
 Inventories................................     		6,735,613      	6,917,000
 Prepaid expenses and other current assets..  		   2,503,637       2,058,707
                                                 -----------      ----------
	  Total current assets.....................    		87,427,591	     30,560,074

PROPERTY AND EQUIPMENT, at cost:
 Equipment.................................. 	    	3,188,161	      2,600,381
 Furniture and fixtures.....................       		694,562        	652,446
 Leasehold improvements.....................   		    548,375	        506,495
                                                   ---------       ---------
                                                   4,431,098      	3,759,322
 Less- Accumulated depreciation
   and amortization........................      		2,578,428      	2,298,168
                                                   ---------       ---------
	                                                  1,852,670	      1,461,154

Other assets, net..........................      		2,206,047	      1,840,785
                                                   ---------       ---------
                                                	$91,486,308    	$33,862,013
                                                 ===========     ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   	March 30,	   September 30,
	                                                     1996	           1995
                                                    ---------    -------------
CURRENT LIABILITIES:
 Line of credit...........................        $2,183,150     	$2,058,898
 Accounts payable.........................       		3,308,513	      3,773,000
 Accrued expenses.........................       		5,528,095	      3,965,750
 Deferred revenue.........................       		1,848,587      	1,392,667
                                                  ----------      ----------
	Total current liabilities...............       		12,868,345	     11,190,315

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value-
  Authorized - 30,000,000 shares
    Issued and outstanding - 11,040,566 and
    8,244,200 shares, respectively.......          		110,406	         82,442
 Capital in excess of par value..........        	66,907,258     	15,313,672
 Retained earnings.......................       		11,751,600      	7,420,593
 Cumulative translation adjustment.......     		    (151,301)     	 (145,009)
                                                  ----------      -----------
Total stockholders' equity...............     		  78,617,963     	22,671,698
                                                  ----------      ----------
                                                 $91,486,308    	$33,862,013
                                                 ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            HOLOGIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    	Three Months Ended      	Six Months Ended
                                 	March 30,	   March 25,  	 March 30,	    March 25,
	                                   1996	         1995       	1996	         1995
REVENUES:
 Product sales                		$17,990,756   	$8,520,603  	$32,067,304	  $18,303,724
 Other revenues.............. 		    766,312	      510,516	    1,453,397	      926,250
                                -----------    ----------   -----------   -----------
                                 18,757,068    	9,031,119   	33,520,701	   19,229,974
COSTS AND EXPENSES:
 Cost of product sales.......   		8,442,200	    4,893,065   	15,211,781	   10,235,955
 Research and development....   		1,769,406    	1,108,986    	3,076,899    	2,076,566
 Selling and marketing.......   		3,020,980    	1,711,619	    5,758,126 	   3,534,468
 General and administrative..   		1,843,564	      900,222	    3,250,551	    2,039,807
 Litigation expenses.........            --   	   297,914      797,819        351,859
                                -----------     ---------     ---------     ----------
                                	15,076,150    	8,911,806   	28,095,176 	  18,238,655

	Income from operations.....    		3,680,918      	119,313	    5,425,525	      991,319

 Interest income............      		593,541      	166,889 	     749,245     	 282,571

 Other expense..............     		(58,169)      	(72,592)    	(123,763)	     (156,560)
                                 ---------       ---------    ---------    -----------
	Income before
	provision for income taxes.	    	4,216,290       	213,610   	6,051,007	    1,117,330

PROVISION FOR INCOME TAXES.     		1,200,000       	 60,000   	1,720,000   	   320,000
                                  ---------        -------    ---------     ----------
 	Net income...............    		$3,016,290       	$153,610 	$4,331,007     	$797,330
                                 ==========        ========  ==========    ==========
NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE.. 		        $ .27           	$ .02      $.  42 	     $   .09
                                     =====            =====      ======       =======
WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES
 OUTSTANDING................. 		11,253,038	       8,820,786 	10,298,346	    8,799,086
                                ==========        =========  ==========     =========

		The accompanying notes are an integral part of these consolidated financial statements.


                         HOLOGIC, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                    	Common Stock       	Capital in 	             Cumulative	   	Total
	               Number of 	    $.01      	Excess of    	Retained 	Translation	   Stockholders'
	               Shares	    Par Value     	Par Value    	Earnings	 Adjustment		   Equity
              ---------   ---------     -----------   ---------   ---------    -------------
Balance,
September
 30, 1995...  	8,244,200 	  $82,442   	$15,313,672   $7,420,593   $(145,009)  $22,671,698


Issuance of
common stock,
net of
issuance costs
 of $301,631.. 2,492,000    	24,920    	49,258,019	        --	          --	   49,282,939

Issuance of
common stock
pursuant to
options and
employee stock
purchase plan.   	304,366	    	3,044     	1,005,787        	--	          -- 	   1,008,831

Compensation
expense related
to issuance
of stock options    	--	        	--	        79,780	        --          	--		      79,780

Tax benefit
from stock
options exercised   	--	        	--	     1,250,000        	--          	--	    1,250,000

Net income          	--	        	--           	--     	4,331,007       	-- 	   4,331,007

Translation
adjustments         	--	        	--           	--         	--	       (6,292) 		   (6,292)
                  -------    --------   ----------     ----------   --------  -----------
Balance,
March 30, 1996	 11,040,566		 $110,406  	$66,907,258 	$11,751,600  $(151,301) $78,617,963
                ==========   ========   ===========  ===========  =========  ============

		The accompanying notes are an integral part of these consolidated financial statements.



                       HOLOGIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         	Six Months Ended
	                                                     March 30,      	March 25,
                                                       	1996	           1995
                                                     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................     		$4,331,007	      $797,330
  Adjustments to reconcile net income
  to net cash provided by operating activities-
     Depreciation and amortization............        		349,976       	264,498
     Compensation expense related to
      issuance of stock options...............         		79,780             --
     Changes in assets and liabilities-
        	Accounts receivable..................     		(4,752,660)    	2,553,567
        	Inventories..........................		        134,842	      (780,960)
        	Prepaid expenses and
           other current assets...............       		(452,408)     	(709,971)
        	Accounts payable.....................       		(433,247)      	100,528
	        Accrued expenses.....................      		1,578,848      	(116,467)
        	Deferred revenue..................... 	   	    465,237 	      248,289
	                                                   -----------     ----------
            Net cash provided by
              operating activities............      		1,301,375     	2,356,814

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchases) sales of short-term
        investments, net......................	     	(1,640,073)    	2,022,357
  Purchase of property and equipment..........       		(685,712)     	(405,764)
  Increase in other assets....................        	(284,495)      	(93,447)
       	                                             -----------     ----------
          Net cash (used in) provided by
	            investing activities.............     		(2,610,280)    	1,523,146

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (settlements)
        on line of credit....................         		183,747       	(60,620)
  Issuance of common stock, net..............      		49,282,939             	--
  Issuance of common stock pursuant to
      options and employee
      stock purchase plans...................       		1,008,831       	102,703
  Tax benefit from stock options exercised...     		  1,250,000	             --
                                                     ----------      ----------
        	Net cash provided by
             financing activities............      		51,725,517	        42,083

EFFECT OF EXCHANGE RATE CHANGES ON CASH......    		      19,011	        46,156

NET INCREASE IN CASH AND
  CASH EQUIVALENTS.............................    		50,435,623     	3,968,199
CASH AND CASH EQUIVALENTS, beginning of period.   		  7,447,813     	5,880,010
                                                     ----------      ---------
CASH AND CASH EQUIVALENTS, end of period.......   		$57,883,436    	$9,848,209
                                                    ===========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes..    	 	$724,081     	$ 104,480
                                                    ===========     ==========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS:
  Preferred stock investment acquired in
   	exchange for common stock....................	 	      $ --     	$  324,088
                                                    ==========      ===========

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

	The consolidated balance sheet as of March 30, 1996, the consolidated statements of income for the three and six months ended March 30, 1996 and March 25, 1995, the consolidated statement of stockholders' equity for the six months ended March 30, 1996 and, the consolidated statements of cash flows for the six months ended March 30, 1996 and March 25, 1995, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

	The results of operations for the three and six months ended March 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 28, 1996.

(2)	Summary of Significant Accounting Policies

	The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

	(a) Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                   	       March 30,     	September 30,
                                            	1996             	1995
		                                         --------       -------------
Raw materials and work-in-process....  .		$4,986,364	       $4,030,275
Finished goods.......................    		1,749,249        	2,886,725
                                          ----------        ----------
                                         	$6,735,613	       $6,917,000
                                         ===========        ===========


	Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

	(b)  Foreign Currency Translation:

	Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rate in effect during the period. Gains and losses from foreign currency translation are included in the stockholders' equity section under cumulative translation adjustment. Foreign currency transaction gains and losses arising primarily from settlement of sales transactions with the Company's foreign subsidiaries are included in results of operations. A transaction loss of $23,617 and $45,697 for the three and six months ended March 30, 1996, respectively, and transaction losses of $26,802 and $67,173 for the three and six months ended March 25, 1995, respectively, are included in other expense in the accompanying consolidated statements of income.

(3)	Line of Credit

	The Company has an international line of credit with a bank for the equivalent of $3,000,000, which bears interest at PIBOR plus 2.25%. The borrowings under this line are denominated in the local currency of its European subsidiaries and are primarily used by these subsidiaries to settle intercompany sales.

(4)	Significant Customers and Concentration of Credit Risk

	In the six months ended March 30, 1996 and March 25, 1995, the Company had one customer who comprised 20% and 32% of product sales, respectively.
This customer had amounts due to the Company of approximately $3,355,000 at March 30, 1996, all of which were within the payment terms of the sales.

(5)	Patent Litigation

	The Company incurred litigation expenses in the first quarter of fiscal 1996 and in fiscal 1995 relating primarily to a patent dispute with Lunar Corporation ("Lunar") and, to a lesser extent, a separate patent dispute with B.V. Optische Industrie de Oude Delft ("Oldelft"). In November 1995, a definitive settlement agreement was reached between the Company and Lunar settling all outstanding disputes relating to x-ray and ultrasound technology. The complaint brought by Oldelft against the Company was dismissed in December 1995. In January 1996, Oldelft filed a motion for reconsideration of the dismissal and amended its complaint. In April 1996, the Court denied Oldelft its motion for reconsideration of the dismissal.



(6)	Stockholders' Equity

	On January 26, 1996, the Company completed a secondary public offering of an additional 2,492,000 shares (post split) of the Company's Common Stock at a price of $19.90 per share which resulted in net proceeds (after deducting issuance costs) of approximately $49,300,000.

	On February 25, 1996, the stockholders' of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized from 10,000,000 to 30,000,000. On March 25, 1996, the Company effected a two-for-one stock split in the form of a stock dividend. All share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the stock split.





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

	Revenues. Total revenues for the second quarter of fiscal 1996 increased 108% to $18,757,068 from $9,031,119 for the second quarter of fiscal 1995. Total revenues for the current six month period increased 74% to $33,520,701 from $19,229,974 for the first six months of fiscal 1995. This increase was primarily due to the increase in the total number of DXA bone densitometer product shipments in both the Company's domestic and international markets, particularly in the United States where product sales for the first half of the year increased 600% over the prior year. There was also a shift in product sales mix to the Company's new line of bone densitometers, the ACCLAIM[trademark] series, which the Company began shipping in January 1995. The new ACCLAIM products have higher average selling prices than the comparable DXA bone densitometers which they replace. For the current quarter, sales of the ACCLAIM product accounted for over 93% of product sales. Other revenues also increased for the current three and six month periods due to increases in revenue relating to medical data management services provided to pharmaceutical companies to assist in the collection and monitoring of clinical trial data.

	Total revenues for the second quarter of fiscal 1996 increased 27% from $14,763,633 in the immediately preceding quarter primarily due to an increase in the number of DXA systems sold in the United States.

	In the first six months of fiscal 1996, approximately 44% of product sales were generated in the United States, 27% in Asia, 23% in Europe, and 6% in other international markets. In the first six months of fiscal 1995, approximately 12% of product sales were generated in the United States, 41% in Asia, 40% in Europe and 7% in other international markets.

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

	Costs and Expenses.    The cost of product sales decreased as a
percentage of product sales to 47% in the first three and six months of fiscal 1996 from 57% and 56% in the first three and six months of fiscal 1995, respectively. In the current quarter and six months, these costs decreased as a percentage of product sales primarily due to increasing shipments of the Company's new family of DXA bone densitometers, the ACCLAIM series, a volume increase in the number of DXA systems sold resulting in certain manufacturing efficiencies, and an increase in sales by the Company's direct sales force (primarily in the United States) which results in higher selling prices. The Company began selling the ACCLAIM product in the second quarter of fiscal 1995 and has recognized higher gross margins than on the older DXA product line from higher average selling prices and lower labor and overhead-related manufacturing costs.

	Research and development expenses increased 60% to $1,769,406 (9% of total revenues) in the current quarter from $1,108,986 (12% of total revenues) in the second quarter of fiscal 1995. For the current six month period, research and development expenses increased 48% to $3,076,899 (9% of total revenues) from $2,076,566 (11% of total revenues) for the first six months of 1995. The increase in research and development expenses in 1996 is primarily due to the addition of engineering personnel and outside consultants working on the development of new products. As a percentage of total revenues, research and development expenses declined in the current year, reflecting increased revenues in fiscal 1996.

	Selling and marketing expenses increased 76% to $3,020,980 (17% of product sales) in the current quarter from $1,711,619 (20% of product sales) in the second quarter of fiscal 1995. For the current six month period, selling and marketing expenses increased 63% to $5,758,126 (18% of product sales) from $3,534,468 (19% of product sales) for the first six months of 1995. The increase in selling and marketing expenses in 1996 is primarily due to an increase in sales personnel and related expenses, marketing and promotional costs incurred in connection with the introduction of the ACCLAIM series and increased sales commissions based on the higher sales volume. In addition, the Company incurred additional costs in connection with its strategic alliances for the development of new products and the distribution of products through new sales channels.

	General and administrative expenses increased 105% to $1,843,564 (10% of total revenues) in the current quarter from $900,222 (10% of total revenues) in the second quarter of fiscal 1995. During the first six months of fiscal 1996, general and administrative expenses increased 59% to $3,250,551 (10% of total revenues) from $2,039,807 (11% of total revenues) in the first six months of 1995. The increase in general and administrative expenses in fiscal 1996 were primarily due to increased headcount and other compensation-related expenditures, and an increase in accounts receivable reserves, which reflects the increase in accounts receivable.

	Litigation expenses incurred in the first quarter of fiscal 1996 and in fiscal 1995 were in connection with the Company's disputes with Lunar and Oldelft. Legal expenses in connection with the patent litigation with Lunar began in October 1994 and represent a substantial portion of the total litigation expenses. In November 1995, a definitive agreement that provides for the cross-licensing of certain patent rights and a non-assertion agreement for all patents involving DXA and ultrasound technologies for a period of ten years was reached by the Company and Lunar. The complaint brought by Oldelft against the Company was dismissed in December 1995. In January 1996, Oldelft filed a motion for reconsideration of the dismissal and amended its complaint. In April 1996, the Court denied Oldelft its motion for reconsideration of the dismissal.

	Interest Income. Interest income increased to $593,541 in the current quarter from $166,889 in the same quarter of fiscal 1995 and increased to $749,245 in the current six month period from $282,571 in the comparable period in fiscal 1995 as the Company earned a higher rate of return on a higher investment base than in the prior year. During the quarter, the Company received proceeds of approximately $49,300,000 from a public sale of Common Stock which increased the investment base. The Company has invested these proceeds in investment grade corporate and government securities. In fiscal 1996, the Company has also increased the number of long-term receivables to Latin American customers which generates additional interest income.

	Other Expense. In the second quarter and for the first six months of fiscal 1996, the Company incurred other expenses of $58,169 and $123,763, respectively. These expenses were slightly less than other expenses incurred in the comparable periods of fiscal 1995 and were primarily attributable to the interest costs on the line of credit established by the Company in the third quarter of fiscal 1994 and, to a lesser extent, foreign currency exchange losses arising from the Company's U.S. dollar denominated sales transactions to its European subsidiaries. The Company's European subsidiaries utilize the line of credit to borrow funds in their local currencies to pay for all intercompany sales, thereby reducing the foreign currency exposure on those transactions. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the Company has established a borrowing line denominated in the two foreign currencies (the French Franc and the Belgian Franc) in which the subsidiaries currently conduct business to minimize this risk, there can be no assurance that the Company will be successful or can fully hedge its foreign currency exposure.

	Provision for Income Taxes. The Company's effective tax rate for the first six months of fiscal 1996 is 28.4%. The Company's effective tax rate is lower than the statutory tax rates due primarily to the utilization of tax credits, the utilization of net operating losses in foreign jurisdictions and tax benefits associated with the Company's foreign sales corporation. The Company's effective tax rate may increase for the remainder of fiscal 1996 depending on the mix of U.S. versus international income and the availability of tax credits.

Liquidity and Capital Resources

	The Company has funded its operations primarily through cash flows from operations and the issuance of securities.

	At March 30, 1996, the Company's working capital was $74,559,246. At such date, the Company had $62,016,180 in cash, cash equivalents and short-
term investments.   The cash, cash equivalents and investments balance
increased approximately $52,076,000 from September 30, 1995 primarily due to the net proceeds of approximately $49,300,000 from the public offering of common stock in the second quarter. In addition, the cash and investments balance increased approximately $2,776,000 primarily due to the proceeds and tax benefits from the exercise of stock options and an increase in the Company's current liabilities, which were partially offset by an increase in accounts receivable. The increase in current liabilities and accounts receivable reflects the Company's introduction of its new ACCLAIM family of bone densitometers and the increase in sales activity. At March 30, 1996, one customer had accounts receivable outstanding of approximately $3,355,000, which were current within their payment terms. The Company finances certain sales to Latin America over a two to three year time frame. At March 30, 1996, the Company had long-term accounts receivable outstanding of approximately $942,000 relating to these sales, which were included in other assets. In the first six months of fiscal 1996, the Company purchased approximately $686,000 of property and equipment, primarily computers and other equipment associated with the hiring of additional personnel.

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

		Patent Litigation. On January 24, 1995, B.V. Optische Industrie de Oude Delft ("Oldelft") filed suit in the United States District Court for the Southern District of New York against the Company. The complaint brought by Oldelft against the Company was dismissed in December 1995. In January
1996, Oldelft filed a motion for reconsideration of the dismissal and amended its complaint. In April 1996, the Court denied Oldelft its motion for reconsideration of the dismissal.

Item 2.	Changes in Securities.

		None.

Item 3.	Defaults Upon Senior Securities.

		None.

Item 4.	Submission of Matters to a Vote of Security-Holders.

		The Company held its Annual Meeting of Stockholders on February
28, 1996. Approximately 4,114,092 shares or 98.2% of the Common Stock issued and outstanding as of the record date, were represented at the meeting in person or by proxy. Set forth below is a brief description of each matter voted upon at the meeting and the voting results with respect to each matter.

1. A proposal to elect the following six persons to serve as members of the Company's Board of Directors for the ensuing year:

	     Name 	           		     For 	          Withheld           Abstain
	S. David Ellenbogen		      3,907,615	        206,477		             0
	Irwin Jacobs 	           		3,906,990	        207,102	              0
	William A. Peck	          	3,907,515	        206,577		            	0
	Gerald Segel             		3,907,515	        206,577             		0
	Jay A. Stein		            	3,907,515	        206,577		            	0
	Elaine Ullian		           	3,907,515	        206,577		             0


2. A proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares from 10,000,000 to 30,000,000.

For:	3,285,471  	Against: 788,111   Abstain: 3,440  	Broker Non-votes:	37,070

3.  A proposal to adopt the Company's 1995 Combination Stock Option
Plan.

For: 2,211,332  	Against: 1,356,481	 Abstain: 7,212  Broker Non-votes: 539,067

4.  A proposal to amend the Company's Amended and Restated Non-Employee
Director Stock Option Plan.

For: 2,529,942  	Against: 1,045,690 	Abstain: 9,043 	Broker Non-votes: 529,417

5. A proposal to ratify the appointment of Arthur Andersen, LLP as independent public accountants of the Company.

For:  	4,102,697   	Against: 2,801 	 Abstain: 8,594

Item 5.	Other Information.

		None.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits furnished:

		(3.03) 	Certificate of Amendment of Certificate of
          Incorporation	together Certificate of Incorporation
		(10.25)	1995 Combination Stock Option Plan
  (10.26)	Second Amended and Restated 1990 Non-Employee Director
	         Stock Option Plan.

		(11)	Statement Re: Computation of Earnings Per Share.

	(b)	Reports on Form 8-K:

     A Form 8-K was filed on March 13, 1996 relating to the increase in the number of authorized shares of common stock from 10,000,000 to 30,000,000 and a declaration of a two-for-one stock split in the form of a 100% stock dividend.




                           HOLOGIC, INC. AND SUBSIDIARIES

                              SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                         				Hologic, Inc.
							                                      (Registrant)



May 14, 1996		                              	/s/ S. David Ellenbogen
- -------------                               ------------------------
Date					                                  	S. David Ellenbogen
						                                      Chairman and
                                              Chief Executive Officer


May 14, 1996	                            		/s/    Glenn P. Muir
- ------------                              --------------------------
Date					                                	Glenn P. Muir
			                                    			Vice President, Finance
                                             and Treasurer
					                                    	(Principal Financial and
                                           Chief Accounting	Officer)


                       HOLOGIC, INC. AND SUBSIDIARIES
                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                                (Unaudited)

	                                 Three Months Ended          	Six Months Ended
	                             March 30,	      March 25,	    March 30,   	March 25,
                               	1996	          1995	          1996        	1995
                              --------        --------      --------     --------
PRIMARY:
 Net income............... 		$3,016,290	      $ 153,610   	$4,331,007	   $797,330

 Weighted average
 shares outstanding....... 		10,091,438       	8,086,044	   9,198,872   	8,069,092
 Common stock equivalents
 outstanding,
	pursuant to the
 treasury stock method....		  1,161,600	         734,742    1,099,474     729,994
                             ----------       ----------    ---------    ----------
Primary weighted average
 number of common and
	common equivalent
 shares outstanding.......  		11,253,038	      8,820,786  	10,298,346  	8,799,086
                              ==========       =========   ==========   =========
Per share amount..........      		$  .27          $  .02        $ .42     	$  .09
                                  ======          ======        =====      ======

* All share and per-share amounts have been adjusted to reflect the two-for-one stock split effected on March 25, 1996.