Form 10-Q
period 1996-06-29
HOLOGIC INC
filed 1996-08-13
CIK 859737

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  	June 29, 1996
                                 -------------
                                  or

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

As of August 1, 1996, 11,310,790 shares of the registrant's Common Stock, $.01 par value, were outstanding.



                        HOLOGIC, INC. AND SUBSIDIARIES

                                    INDEX


                                                                    	Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

		Consolidated Balance Sheets
		June 29, 1996 and September 30, 1995...............................	3

		Consolidated Statements of Income
		Three and Nine Months Ended June 29, 1996
		and June 24, 1995..................................................	4

		Consolidated Statement of Stockholders' Equity
	 Nine Months ended June 29, 1996....................................	5

  Consolidated Statements of Cash Flows
		Nine Months Ended June 29, 1996
		and June 24, 1995.................................................. 6

		Notes to Consolidated Financial Statements.........................	7


Item 2.  Management's Discussion and Analysis of Financial Condition
		and Results of Operations..........................................	10


PART II - OTHER INFORMATION..........................................	14


SIGNATURES...........................................................	15





                            PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

                           HOLOGIC, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
ASSETS

                                                	  June 29,	      September 30,
                                                   	1996              	1995
                                                   -------        ------------
CURRENT ASSETS:
 Cash and cash equivalents......................		$31,771,656     	$7,447,813
 Short-term investments.........................	 	28,384,210	      2,492,671
 Accounts receivable, less reserves of
 $1,300,000 and $850,000, respectively.......... 		18,700,681     	11,643,883
 Inventories....................................	  	9,636,249      	6,917,000
 Prepaid expenses and other current assets......	   2,452,507 	     2,058,707
                                                   ----------      ----------
  	Total current assets.........................		 90,945,303     	30,560,074
                                                   ----------      ----------
PROPERTY AND EQUIPMENT, at cost:
 Equipment......................................  		3,626,470      	2,600,381
 Furniture and fixtures.........................     	772,970        	652,446
 Leasehold improvements......................... 		   589,011     	   506,495
                                                   ----------       ---------
	                                                  	4,988,451      	3,759,322
 Less- Accumulated depreciation and amortization  		2,728,480      	2,298,168
                                                   ----------       ---------
		                                                  2,259,971	      1,461,154
                                                   ----------       ---------
 Long-term investments..........................   	5,649,374 	            --
                                                   ----------       ---------
 Other assets, net.............................	   	2,235,864	      1,840 785
                                                   ----------       ---------
                                                	$101,090,512    	$33,862,013
                                                 ============     ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   	June 29,     	September 30,
                                                     	1996            	1995
                                                   ---------      ------------
CURRENT LIABILITIES:
 Line of credit................................ 		$2,394,619      	$2,058,898
 Accounts payable..............................	   3,739,683       	3,773,000
 Accrued expenses..............................	  	5,804,214       	3,965,750
 Deferred revenue..............................		  1,902,293       	1,392,667
                                                  ----------       ----------
	Total current liabilities.....................	 	13,840,809     	 11,190,315
                                                  ----------       ----------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value-
  Authorized - 30,000,000 shares
    Issued and outstanding - 11,303,006 and
    8,244,200 shares, respectively.............	    	113,030          	82,442
 Capital in excess of par value................ 		71,617,030      	15,313,672
 Retained earnings............................. 		15,691,630	       7,420,593
 Cumulative translation adjustment.............	    (171,987)  	     (145,009)
                                                  ----------       -----------
	Total stockholders' equity....................	  87,249,703      	22,671,698
	                                                 ----------       -----------
	                                               $101,090,512     	$33,862,013
                                                ============      ============

     The accompanying notes are an integral part of these consolidated financial statements.


                             HOLOGIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

                                  	  Three Months Ended           	Nine Months Ended
                               	  June 29,	       June 24,     	June 29,     	June 24,
                                   	1996	            1995	        1996	         1995
                                  -------         -------       --------      --------
REVENUES:
 Product sales...............    	$21,983,232   	$10,804,357  	$54,050,536  $29,108,081
 Other revenues..............  		     845,796        496,963     2,299,193    1,423,213
                                  -----------    -----------   -----------  -----------
                                 		22,829,028    	11,301,320   	56,349,729  	30,531,294
COSTS AND EXPENSES:
 Cost of product sale	.......       9,986,252     	5,669,960	   25,198,033	  15,905,915
 Research and development....     		1,796,229     	1,014,569    	4,873,128    3,091,135
 Selling and marketing.......     		3,444,622     	2,112,318    	9,202,748   	5,646,786
 General and administrative..     		1,986,539	     1,158,790    	5,237,090  	 3,198,596
 Litigation expenses.........              --	       800,968       797,819	   1,152,828
                                  -----------      ---------    ----------   ----------
			                                17,213,642	    10,756,605 	  45,308,818  	28,995,260
	                                 -----------     ----------    ----------   ----------
	Income from operations......      	5,615,386       	544,715   	11,040,911   	1,536,034

Interest income..............       		685,738       	164,012     1,434,983   	  446,583

Other expense................    		   (61,094)	      (91,059)	    (184,857)	   (247,619)
                                  -----------      ---------     ---------    ----------
	Income before provision
 for income taxes............     		6,240,030       	617,668	   12,291,037   	1,734,998
PROVISION FOR INCOME TAXES...     		2,300,000	       130,000 	   4,020,000	     450,000
                                   ----------      ---------    ----------   ----------
 	Net income.................     	$3,940,030      	$487,668	   $8,271,037	  $1,284,998
                                   ==========       ========    ==========   ==========
NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE (1)..        $   .32 	       $  .06        $  .76  	    $  .15
                                      =======         ======        ======       ======
WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING (1)...12,265,234     	8,819,542	   10,846,084  	 8,817,500

(1) All share and per-share amounts have been adjusted to reflect the two-for-one stock split effected on March 25, 1996.


		The accompanying notes are an integral part of these consolidated financial statements.




                       HOLOGIC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Unaudited)


                       	Common Stock      Capital in 	             Cumulative 		     Total
	                  Number of 		$.01 Par   Excess of    	Retained   Translation 	   Stockholders'
	                    Shares  	   Value    Par Value     Earnings   Adjustment 		     Equity
                  ---------    --------   ----------    --------   -----------     -------------
Balance,
September
30, 1995          	8,244,200   	$82,442  	$15,313,672  	$7,420,593  	$(145,009) 	   $22,671,698

Issuance of common
stock, net of
issuance costs
of $390,774       	2,492,000	   	24,920   	49,168,875          	--          	--	     49,193,795

Issuance of common
stock pursuant to
options and employee
stock purchase plan 	566,806	    	5,668	    2,314,703          	--          	--	      2,320,371

Compensation expense
related to issuance
of stock options         	--	       	--        79,780          	--          	--		        79,780

Tax benefit from
stock options
exercised                	--		       --	    4,740,000          	--           --       4,740,000

Net income               	--		       --	           --    	8,271,037          --    	  8,271,037

Translation adjustments	  --		       --           	--	           --	    (26,978) 	    	(26,978)
	                     --------    --------  ---------     ---------     --------      ---------
Balance,
June 29, 1996	      11,303,006	  $113,030 	$71,617,030	  $15,691,630	  $(171,987)	   $87,249,703
                    ==========   ========  ===========   ===========   ==========    ===========


		The accompanying notes are an integral part of these consolidated financial statements.


                              HOLOGIC, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                   	Nine Months Ended
	                                               June 29,          	June 24,
                                                 	1996	              1995
                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................    		$8,271,037         	$1,284,998
  Adjustments to reconcile net
  income to net cash provided by
  operating activities-
     Depreciation and amortization.......       		553,143	            420,121
     Compensation expense related to
     issuance of stock options...........        		79,780                 	--
     Changes in assets and liabilities-
	       Accounts receivable..............    		(7,433,302)           	172,809
       	Inventories......................    		(2,818,229)        	(1,406,904)
       	Prepaid expenses and
         other current assets............       	(401,839)           (513,527)
       	Accounts payable.................          	36,242           	800,764
	       Accrued expenses.................      		1,871,029	           275,272
       	Deferred revenue.................     		   528,350 	          562,715
                                              ------------         ----------
       	  Net cash provided by
          operating activities............    		   686,211         	1,596,248
                                              ------------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments, net.  		(31,540,914)         	(531,837)
  Purchase of property and equipment.......   		(1,257,135)         	(612,634)
  Increase in other assets.................     		(331,103)         	(120,674)
       	                                      -------------         ----------
          Net cash used in
          investing activities.............   	(33,129,152)       	(1,265,145)
                                               -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit.........       	456,329            286,514
  Issuance of common stock, net............    	49,350,296                	--
  Issuance of common stock pursuant
  to options and  employee stock
  purchase plans...........................    		2,163,870           	104,496
  Tax benefit from stock options exercised.  		  4,740,000	                --
                                                ----------          ----------
         	Net cash provided by
          financing activities.............   		56,710,495	           391,010
                                                ----------            -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....  	      56,289         	   67,350
                                                    ------             ------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS.........................    	24,323,843           	789,463
CASH AND CASH EQUIVALENTS,
  beginning of period......................  		  7,447,813         	5,880,010
                                                ----------         ----------
CASH AND CASH EQUIVALENTS, end of period...  		$31,771,656        	$6,669,473
                                               ===========         ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period
    for income taxes......................	     $1,155,117 	        $ 163,686
                                                ==========          =========
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS:
  Preferred stock investment acquired in
	exchange for common stock	                    	 $      --        	 $ 324,088
                                                 =========          =========

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

	The consolidated balance sheet as of June 29, 1996, the consolidated statements of income for the three and nine months ended June 29, 1996 and June 24, 1995, the consolidated statement of stockholders' equity for the nine months ended June 29, 1996 and, the consolidated statements of cash flows for the nine months ended June 29, 1996 and June 24, 1995, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

	The results of operations for the three and nine months ended June 29, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 28, 1996.

(2)	Summary of Significant Accounting Policies

	The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

	(a) Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                              	June 29,	      September 30,
                                                	1996	             1995
		                                           ----------       -------------
Raw materials and work-in-process........  		$6,605,724        	$4,030,275
Finished goods...........................     3,030,525         	2,886,725
                                             ----------        -----------
                                             $9,636,249         $6,917,000


	Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.


	(b)  Foreign Currency Translation:

	Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rate in effect during the period. Gains and losses from foreign currency translation are included in the stockholders' equity section under cumulative translation adjustment. Foreign currency transaction gains and losses arising primarily from settlement of sales transactions with the Company's foreign subsidiaries are included in results of operations. A transaction loss of $21,683 and $67,380 for the three and nine months ended June 29, 1996, respectively, and transaction losses of $26,422 and $93,595 for the three and nine months ended June 24, 1995, respectively, are included in other expense in the accompanying consolidated statements of income.

(3)	Line of Credit

	The Company has an international line of credit with a bank for the equivalent of $3,000,000, which bears interest at PIBOR plus 2.25%. The borrowings under this line are denominated in the local currency of its European subsidiaries and are primarily used by these subsidiaries to settle intercompany sales.

 (4)	Significant Customers and Concentration of Credit Risk

	In the nine months ended June 29, 1996 and June 24, 1995, the Company had one customer who comprised 15% and 25% of product sales, respectively. This customer had amounts due to the Company of approximately $1,950,000 at June 29, 1996, all of which were within the payment terms of the sales.

(5)	Patent Litigation

	The Company incurred litigation expenses in the first quarter of fiscal 1996 and in fiscal 1995 relating primarily to a patent dispute with Lunar Corporation ("Lunar") and, to a lesser extent, a separate patent dispute with B.V. Optische Industrie de Oude Delft ("Oldelft"). In November 1995, a definitive settlement agreement was reached between the Company and Lunar settling all outstanding disputes relating to x-ray and ultrasound technology. The complaint brought by Oldelft against the Company was dismissed in December 1995. In January 1996, Oldelft filed a motion for reconsideration of the dismissal and amended its complaint. In April 1996, the Court denied Oldelft its motion for reconsideration of the dismissal and in May 1996 Hologic and Oldelft settled this matter.

(6)	Stockholders' Equity

	On January 26, 1996, the Company completed a secondary public offering of an additional 2,492,000 shares (post split) of the Company's Common Stock at a price of $19.90 per share which resulted in net proceeds (after deducting issuance costs) of approximately $49,200,000.

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

(7)	Merger with FluoroScan Imaging Systems, Inc.

	 On July 18, 1996, Hologic signed a definitive agreement to merge with
FluoroScan Imaging Systems, Inc. ("FluoroScan").   The transaction is intended
to be carried out by the merger of FluoroScan and a wholly-owned subsidiary of Hologic in a tax-free stock transaction, accounted for as a pooling of interests. The completion of this transaction is subject to approval by FluoroScan's stockholders, completion of certain due diligence items and regulatory approvals. FluoroScan's principal stockholders have provided the Company with a proxy to vote in favor of this merger.

	Upon consummation of the merger, Hologic will issue approximately 1.5 million shares of its common stock in exchange for all of the outstanding shares of FluoroScan's common stock, stock warrants and stock options to underwriters. In addition, Hologic has reserved approximately 300,000 additional shares of its common stock for issuance to holders of FluoroScan options. Hologic and FluoroScan estimate that they will incur direct transaction costs of approximately $1.8 million associated with the merger. These transaction costs will be expensed in the period incurred.




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

	Revenues. Total revenues for the third quarter of fiscal 1996 increased 102% to $22,829,028 from $11,301,320 for the third quarter of fiscal 1995.
Total revenues for the current nine month period increased 85% to $56,349,729 from $30,531,294 for the first nine months of fiscal 1995. This increase was primarily due to the increase in the total number of DXA bone densitometer product shipments in both the Company's domestic and international markets, particularly in the United States where product sales for the first nine months of the year increased approximately 420% over the prior year. There was also a shift in product sales mix to the Company's new line of bone densitometers, the ACCLAIM [trademark] series, which the Company began shipping in January 1995. The new ACCLAIM products have higher average selling prices than the comparable DXA bone densitometers which they replace. For the current quarter, sales of the ACCLAIM product accounted for over 87% of product sales. Other revenues also increased for the current three and nine month periods due to increases in revenue relating to medical data management services provided to pharmaceutical companies to assist in the collection and monitoring of clinical trial data.

	Total revenues for the third quarter of fiscal 1996 increased 22% from $18,757,068 in the immediately preceding quarter primarily due to an increase in the number of DXA systems sold in the United States.

	In the first nine months of fiscal 1996, approximately 51% of product sales were generated in the United States, 22% in Europe, 21% in Asia, and 6% in other international markets. In the first nine months of fiscal 1995, approximately 19% of product sales were generated in the United States, 37% in Europe, 34% in Asia, and 10% in other international markets.

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

	Costs and Expenses.    The cost of product sales decreased as a
percentage of sales to 45% in the current quarter from 52% in the third quarter of 1995 and decreased to 46% of product sales in the first nine months of 1996 from 55% in the comparable nine month period of 1995. In the current quarter and nine months, these costs decreased as a percentage of product sales primarily due to increasing shipments of the Company's new family of DXA bone densitometers, the ACCLAIM series, a volume increase in the number of DXA systems sold resulting in certain manufacturing efficiencies, and an increase in sales by the Company's direct sales force (primarily in the United States) which results in higher selling prices. The Company began selling the ACCLAIM product in the second quarter of fiscal 1995 and has recognized higher gross margins than on the older DXA product line from higher average selling prices and lower labor and overhead-related manufacturing costs.

	Research and development expenses increased 77% to $1,796,229 (8% of total revenues) in the current quarter from $1,014,569 (9% of total revenues) in the third quarter of fiscal 1995. For the current nine month period, research and development expenses increased 58% to $4,873,128 (9% of total revenues) from $3,091,135 (10% of total revenues) for the first nine months of 1995. The increase in research and development expenses in 1996 is primarily due to the addition of engineering personnel and outside consultants working on the development of new products. As a percentage of total revenues, research and development expenses declined in the current year, reflecting increased revenues in fiscal 1996.

	Selling and marketing expenses increased 63% to $3,444,622 (16% of product sales) in the current quarter from $2,112,318 (20% of product sales) in the third quarter of fiscal 1995. For the current nine month period, selling and marketing expenses increased 63% to $9,202,748 (17% of product sales) from $5,646,786 (19% of product sales) for the first nine months of 1995. The increase in selling and marketing expenses in 1996 is primarily due to an increase in sales personnel and related expenses, marketing and promotional costs incurred in connection with the introduction of the ACCLAIM series and increased sales commissions based on the higher sales volume. In addition, the Company incurred additional costs in connection with its strategic alliances for the development of new products and the distribution of products through new sales channels.

	General and administrative expenses increased 71% to $1,986,539 (9% of total revenues) in the current quarter from $1,158,790 (10% of total revenues) in the third quarter of fiscal 1995. During the first nine months of fiscal 1996, general and administrative expenses increased 64% to $5,237,090 (9% of total revenues) from $3,198,596 (10% of total revenues) in the first nine months of 1995. The increase in general and administrative expenses in fiscal 1996 is primarily due to increased headcount and other compensation-related expenditures, and an increase in accounts receivable reserves, which reflects the increase in accounts receivable.

	Litigation expenses incurred in the first quarter of fiscal 1996 and in fiscal 1995 were in connection with the Company's disputes with Lunar and Oldelft. Legal expenses in connection with the patent litigation with Lunar began in October 1994 and represent a substantial portion of the total litigation expenses. In November 1995, a definitive agreement that provides for the cross-licensing of certain patent rights and a non-assertion agreement for all patents involving DXA and ultrasound technologies for a period of ten years was reached by the Company and Lunar. The complaint brought by Oldelft against the Company was dismissed in December 1995. In January 1996, Oldelft filed a motion for reconsideration of the dismissal and amended its complaint. In April 1996, the Court denied Oldelft its motion for reconsideration of the dismissal and, in May 1996 Hologic and Oldelft settled this matter.

	Interest Income. Interest income increased to $685,738 in the current quarter from $164,012 in the same quarter of fiscal 1995 and increased to $1,434,983 in the current nine month period from $446,583 in the comparable period in fiscal 1995 as the Company earned a higher rate of return on a higher investment base than in the prior year. During the second quarter of fiscal 1996, the Company received proceeds of approximately $49,200,000 from a public sale of Common Stock which increased the investment base. The Company has invested these proceeds in investment grade corporate and government securities. In fiscal 1996, the Company has also increased the number of long-term receivables to Latin American customers which generates additional interest income.

	Other Expense. In the third quarter and for the first nine months of fiscal 1996, the Company incurred other expenses of $61,094 and $184,857, respectively. These expenses were slightly less than other expenses incurred in the comparable periods of fiscal 1995 and were primarily attributable to the interest costs on the line of credit established by the Company in the third quarter of fiscal 1994 and, to a lesser extent, foreign currency exchange losses arising from the Company's U.S. dollar denominated sales transactions to its European subsidiaries. The Company's European subsidiaries utilize the line of credit to borrow funds in their local currencies to pay for all intercompany sales, thereby reducing the foreign currency exposure on those transactions. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the Company has established a borrowing line denominated in the two foreign currencies (the French Franc and the Belgian Franc) in which the subsidiaries currently conduct business to minimize this risk, there can be no assurance that the Company will be successful or can fully hedge its foreign currency exposure.

	Provision for Income Taxes. The Company's effective tax rate for the first nine months of fiscal 1996 was 32.7%. The Company's effective tax rate is lower than the statutory tax rates due primarily to the utilization of tax credits, the utilization of net operating losses in foreign jurisdictions and tax benefits associated with the Company's foreign sales corporation. The Company's effective tax rate increased in fiscal 1996 due to the increase in U.S. versus international income.

Liquidity and Capital Resources

	The Company has funded its operations primarily through cash flows from operations and the issuance of securities.

	At June 29, 1996, the Company's working capital was $77,104,494. At such date, the Company had $60,155,866 in cash, cash equivalents and short-
term investments.   The cash, cash equivalents and investments balance
increased approximately $55,865,000 from September 30, 1995 primarily due to the net proceeds of approximately $49,200,000 from the public offering of common stock in the second quarter. In addition, the cash and investments balance increased approximately $6,665,000 primarily due to the proceeds and tax benefits from the exercise of stock options and an increase in the Company's current liabilities, which were partially offset by an increase in accounts receivable and inventories. The increase in current liabilities, accounts receivable and inventories reflects the Company's introduction of its new ACCLAIM family of bone densitometers and the increase in sales activity. At June 29, 1996, one customer had accounts receivable outstanding of approximately $1,950,000, which were current within their payment terms. The Company finances certain sales to Latin America over a two to three year time frame. At June 29, 1996, the Company had long-term accounts receivable outstanding of approximately $973,000 relating to these sales, which were included in other assets. In the first nine months of fiscal 1996, the Company purchased approximately $1,257,000 of property and equipment, primarily computers and other equipment associated with the hiring of additional personnel.

	On July 18, 1996, the Company signed a definitive agreement to merge with FluoroScan. Hologic and FluoroScan estimate that they will incur direct transaction costs of approximately $1.8 million associated with the merger. These transaction costs will be expensed in the period incurred under the pooling-of-interests method of accounting for business combinations. As a result, the earnings of the combined entity will be adversely affected. The amount is a preliminary estimate only and therefore subject to change. There can be no assurance that Hologic and FluoroScan will not incur additional charges to reflect costs associated with the merger.

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

		Patent Litigation. Until recently, Hologic had been involved in litigation brought in January 1995 by B.V. Optische Industrie de Oude Delft and two subsidiaries ("Oldelft") claiming damages relating to a prior patent dispute. On December 14, 1995, the United States District Court for the Southern District of New York granted Hologic's Motion to Dismiss and dismissed all claims against Hologic. In January 1996, Oldelft filed a motion for reconsideration of the dismissal and amended its complaint. In April
1996, the Court denied Oldelft its motion for reconsideration of the dismissal, and in May 1996 Hologic and Oldelft settled this matter.

Item 2.	Changes in Securities.

		None.

Item 3.	Defaults Upon Senior Securities.

		None.

Item 4.	Submission of Matters to a Vote of Security-Holders.

		None.

Item 5.	Other Information.

		On July 18, 1996, Hologic signed a definitive agreement to merge
with FluoroScan.   The transaction is intended to be carried out by the merger of FluoroScan and a wholly-owned subsidiary of Hologic in a tax-free stock transaction, accounted for as a pooling of interests. The completion of this transaction is subject to approval by FluoroScan's stockholders, completion of certain due diligence items and regulatory approvals. FluoroScan's principal stockholders have provided the Company with a proxy to vote in favor of this merger.

	Upon consummation of the merger, Hologic will issue approximately 1.5 million shares of its common stock in exchange for all of the outstanding shares of FluoroScan's common stock, stock warrants and stock options to underwriters. In addition, Hologic has reserved approximately 300,000 additional shares of its common stock for issuance to holders of FluoroScan options.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits furnished:

		(11)	Statement Re: Computation of Earnings Per Share.

	(b)	Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter ended June
       29, 1996.




                         HOLOGIC, INC. AND SUBSIDIARIES

                                   SIGNATURES




	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                          							Hologic, Inc.
							                                          (Registrant)



August 13, 1996	                      /s/    S. David Ellenbogen
- ---------------                       --------------------------
Date					                             S. David Ellenbogen
				                                  Chairman and Chief Executive Officer





August 13, 1996	                    	/s/    Glenn P. Muir
- ---------------                     ------------------------------
Date					                          	Glenn P. Muir
					                               Vice President, Finance and Treasurer
					                              	(Principal Financial and Chief
                                     Accounting	Officer)



                             HOLOGIC, INC. AND SUBSIDIARIES
                    STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                                       (Unaudited)

                               	Three Months Ended         	Nine Months Ended
	                             June 29,     	June 24,     	June 29,	      June 24,
	                               1996	         1995	         1996           	1995
                              -------       -------       -------        --------
PRIMARY:
 Net income...............		$3,940,030	     $ 487,668   	$8,271,037    	$1,284,998

 Weighted average
 shares outstanding.......		11,163,508       8,160,142   	9,853,750     	8,099,442
 Common stock equivalents
 outstanding,	pursuant to
 the treasury stock method.  1,101,726     	   659,400   	  992,334	       718,058
                            ----------       ---------    ---------      ----------
 Primary weighted average
 number of common and
	common equivalent
 shares outstanding.......		12,265,234      	8,819,542  	10,846,084     	8,817,500
                            ==========       =========   ==========      =========
 Per share amount.........     		$ .32          	$ .06	       $ .76          $ .15
                                 =====           =====        =====          =====


* All share and per-share amounts have been adjusted to reflect the two-for-one stock split effected on March 25, 1996.