Form 10-K
period 1996-09-28
HOLOGIC INC
filed 1996-12-27
CIK 859737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                           September 28, 1996
                                                     ------------------
                                                            or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from_____ to _____

Commission File Number:     0-18281
-----------------------     -------

                                 Hologic, Inc.
                                 -------------
             (Exact name of registrant as specified in its charter)



       Delaware                                       04-2902449
       --------                                       ----------
 (State of incorporation)                 (I.R.S. Employer Identification No.)

              590 Lincoln Street, Waltham,  Massachusetts    02154
              -------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. ___

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of November 29, 1996 was $322,042,600 based on the price of the last reported sale on the Nasdaq National Market System.

As of November 29, 1996 there were 12,881,704 shares of the registrant's Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
(1) Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on February 28, 1997 (Items 10,11,12 and 13).


--------------------------------------------------------------------------------

Introductory Statement

  When used in this Report, the words "expects," "anticipates," "estimates," "should," "will," "could," "would," "may," and similar expressions are intended to identify forward-looking statements. Such statements, which include statements relating to the timing and availability of products under development, the ability of the Company to market such products, once developed, successfully, the anticipated growth or expansion of the markets for the Company's products, and other matters are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                                     Part I

Item 1.  Business


  Hologic, Inc. ("Hologic" or the "Company") is a leading international developer, manufacturer and marketer of X-ray bone densitometers which precisely measure bone density for use in the diagnosis and monitoring of metabolic bone diseases such as osteoporosis. Hologic pioneered the use of dual-energy X-ray absorptiometry (''DXA'') to measure bone density, introducing the first DXA bone densitometer in 1987. Since this introduction, DXA systems have become the standard for measuring bone density. In 1995, Hologic introduced its fourth generation of DXA bone densitometers, its clinically oriented QDR 4500 ACCLAIM product line.

  To address the growing clinical market for the early diagnosis and monitoring of osteoporosis, Hologic is developing products that it believes will complement its DXA product line. In December 1994, Hologic acquired the ultrasound bone analyzer business of Walker Sonix, Inc. (''Walker Sonix''). Hologic is developing an enhanced ultrasound bone analyzer, the Sahara, which it has recently introduced in clinical test sites in the United States and certain international markets. Hologic believes that ultrasound systems could represent a relatively low cost, compact, easy-to-use, non-X-ray based, screening technique to assist in the initial diagnosis of osteoporosis. In September 1994, Hologic began a joint development effort with Serex, Inc. (''Serex'') to develop a diagnostic strip test to detect biochemical markers that indicate the rate of a patient's bone loss. The strip test is being designed to provide a physician with a real-time means of measuring a patient's biochemical response to osteoporosis therapies and compliance with those therapies, as a complement to periodic bone density measurements.

  On August 29, 1996, Hologic's wholly-owned subsidiary merged with FluoroScan Imaging Systems, Inc. ("FluoroScan" or the "Company") in a pooling-of-interests transaction. The merger was completed by the exchange of .31069 shares of common stock of Hologic for each outstanding share of FluoroScan common stock. Hologic issued 1,454,901 shares of common stock in exchange for all outstanding shares of FluoroScan common stock. Hologic also reserved an additional 300,375 shares of its common stock for issuance to holders of FluoroScan options and warrants. FluoroScan manufactures and distributes the FluoroScan Imaging System (the ''FluoroScan System''), a low intensity, real-time mini c-arm X-ray imaging device which provides high resolution images at radiation levels and at a cost well below those of conventional X-ray and fluoroscopic equipment. These mini c-arm systems are used primarily by orthopedic surgeons to perform minimally invasive surgical procedures on a patient's extremities (i.e., hand, wrist, knee, foot, ankle, ect.).

  Used herein the term "Company" includes Hologic and all of its subsidiaries, including FluoroScan.

  The Hologic logo is a service mark of Hologic. QDR and QDR-1000 are registered trademarks of X-Ray Technology Corp., a wholly-owned subsidiary of Hologic. QDR-1000W and QDR-2000 are trademarks of X-Ray Technology Corp. ACCLAIM and Sahara are registered trademarks of Hologic.

Bone Assessment Product Background

  Osteoporosis.   Osteoporosis is a condition characterized by reduced bone
density that leads to an increased risk of fractures. Bone is a dynamic organ that is maintained through a process referred to as remodeling in which old bone is removed (resorption) and new bone is formed. In early adulthood, the levels of bone resorption and bone formation are generally balanced, with the quantity and distribution of bone throughout the body varying over time depending on muscle mass, strength and use. When remodeling does not function properly, and resorption exceeds formation, the result is a net loss of bone mass and density, often causing diminished structural integrity of the skeleton (particularly of the trabecular ''spongy'' bone) and an increased risk of fracture.

  According to the National Osteoporosis Foundation (the ''NOF''), 25 million Americans, 80% of whom are women, and approximately 250 million people worldwide, suffer from osteoporosis. Osteoporosis typically develops silently over a period of years, eventually progressing to a point where a fracture can easily occur, causing pain and disability. The post-menopausal female population has the highest incidence of osteoporosis and the highest rate of morbidity (loss of quality of life) and mortality due to osteoporosis. The NOF estimates that in the United States osteoporosis contributes to more than 1.3 million fractures annually, a majority of which were of the spine and hip, and that related direct healthcare and indirect productivity costs in 1987 were approximately $10 billion. Hip fractures lead to the most serious consequences. According to the NOF, as many as one in every five hip fracture patients dies from complications within a year after fracture, one in every four requires long-term care and an even higher percentage of hip fracture patients never return to an active and independent lifestyle. According to the Centres for Disease Control and Prevention, about 850,000 people aged 65 and older suffer from fractures every year. Total medical care costs for fractures among older adults totaled $13.8 billion in 1995.

  Until recently, osteoporosis was thought to be an untreatable consequence of aging. The Company believes that the recent development and introduction of new drug therapies, the aging of the population, and an increased focus on women's health issues and preventive medical practices has created a growing awareness among patients and physicians that osteoporosis is treatable.

  Therapies.   The Company believes that over 70 clinical studies are currently in progress to assess the safety and effectiveness of new therapies to treat osteoporosis. However, prior to 1995, there were only two approved drug treatments for osteoporosis in the United States, hormone replacement therapy, using estrogen and related hormones (''HRT''), and calcitonin, with the most widely prescribed treatment being HRT. Patient concerns regarding complications related to prolonged use of HRT have contributed to a low compliance rate. Until recently, calcitonin was available only in an injectable form, a delivery method that has contributed to low patient compliance. Although HRT and calcitonin have generally been shown in clinical trials to slow or stop the loss of bone mass, these therapies have not been proven to restore bone mass.

  In September 1995, the FDA approved Merck's drug Fosamax for the treatment of established osteoporosis in post-menopausal women. Fosamax is a bisphosphonate that acts by coating the bone surface and inhibiting bone resorption. Merck reported that in clinical studies of Fosamax conducted in over 16 countries post-menopausal patients with established osteoporosis who were treated with Fosamax gained on average of 7-10% bone mass in the spine and 7-8% bone mass in the hip over a three-year period compared to patients treated with placebo, and that Fosamax reduced the number of new vertebral fractures (fractures of the spine) by approximately 48% compared with placebo. Merck is conducting ongoing clinical trials to determine the effectiveness of Fosamax in preventing osteoporosis, and in April 1996 filed a supplement with the FDA for approval of the use of Fosamax for that purpose. Fosamax is also approved in approximately 40 countries in addition to the United States. In October 1996, Merck reported that more than 1,959,000 patients worldwide were taking Fosamax.

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

  Since the introduction of the first DXA bone densitometer by the Company in 1987, dual-energy X-ray absorptiometry has become the primary means of measuring bone density. Prior to that introduction, the most widely used bone density measuring technique for the hip and spine was dual photon absorptiometry (DPA). DPA systems were not very precise and required relatively long scanning times and the use of an expensive radioactive source that required periodic replacement. In contrast, DXA systems have much higher precision, require significantly shorter scanning times and do not require a radioactive source. DXA systems require a low patient radiation exposure. The most advanced DXA systems can be used to measure the bone density of the whole body, or any site, including the most important fracture sites of the hip or spine. As a result of their precision and versatility, DXA systems have become the predominant means of evaluating low bone density before fractures occur and monitoring changes in a patient's bone density in response to therapies.

  Other bone assessment technologies include single photon absorptiometry (SPA), radiographic absorptiometry (RA), quantitative computed tomography (QCT), quantitative ultrasound and biochemical markers.

  Single photon absorptiometry was introduced in the 1960s and represents an effective method of measuring bone density at a peripheral site of the skeleton (forearm or heel), although it cannot be used to measure the most important fracture sites of the spine or hip. SPA systems also have the added inconvenience of requiring the patient to place the site being scanned in water or other tissue-equivalent medium to achieve precision. SPA, however, does represent a relatively inexpensive and valuable tool in the diagnosis of osteoporosis with reasonable precision and low radiation exposure.

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

  Ultrasound has long been used in medical testing. However, the use of ultrasound for the detection of osteoporosis was not commercially introduced until recently, and then only in certain foreign countries. Ultrasound measurement has concentrated mainly on the calcaneous (the heel), which is comprised primarily of trabecular bone, as a measuring site. Initial clinical trials of ultrasound systems have indicated a significant association of low ultrasonic bone measurements of the calcaneous and the risk of fracture. The latest developments in hardware and software, resulting in enhanced

===============================================================================
precision and ease of use, are currently making ultrasound techniques an option for the diagnosis of osteoporosis. Major advantages of ultrasound examination are the complete absence of radiation and the small size and low cost of the equipment. Ultrasound devices do not use X-rays in making their measurements and therefore do not require X-ray licensing or registered operators. However, because ultrasound bone measurements currently are not as precise as DXA and other measurements, they are less reliable for continued monitoring of small changes in bone density or for assessing the response to therapies. In addition, they are generally limited to measurements at peripheral sites, not the more important spine or hip fracture sites. Accordingly, the Company believes that the most likely use for ultrasound techniques currently employed and under development by the Company and others will be for initial screening for osteoporosis and not for continued monitoring of changes in bone density or the response to therapies.

  Biochemical markers are substances that are produced within the body that correlate directly or indirectly to disease or bodily function. A number of biochemical markers have been discovered that can be used to measure the rate of bone resorption or formation. These measurements, while not measuring bone density, can provide a means to assess quickly (within approximately three months) the effectiveness of treatment and patient compliance with therapies for osteoporosis. A baseline and subsequent bone density tests (as frequently as annually) must be used in conjunction with biochemical marker measurements to assess fully the bone status of the patient. Because biochemical markers cannot be used independently to diagnose osteoporosis or risk of fracture, or to monitor a patient's changes in bone density as a result of therapy or otherwise, the Company believes that biochemical marker tests, including those being developed by the Company, will complement and not replace densitometry.

Bone Assessment Market

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

   Upon obtaining FDA approval for Fosamax in September 1995, Merck launched an extensive educational campaign to increase patient and physician awareness that osteoporosis is a treatable disease. In connection with this effort, Merck is promoting the use of DXA and other techniques to diagnose and monitor osteoporosis and the effects of drug therapies. The Company believes that this ongoing comprehensive Merck program has significantly contributed to the growth of the bone densitometer and related markets. Currently, Fosamax is only approved for use by patients with established osteoporosis. However, Merck and other drug companies are conducting ongoing clinical trials to establish the efficacy of drug therapies to prevent osteoporosis in high risk patients. In April 1996, Merck filed a supplement with the United States FDA for a new indication for Fosamax--the prevention of osteoporosis in women. Such approval should increase the need for patient testing and monitoring at an earlier age, before a patient is afflicted with osteoporosis.

   In the United States, the Health Care Finance Administration, which establishes guidelines for the reimbursement of health care providers treating Medicare and Medicaid patients, provided validation for DXA bone densitometry examinations as a clinically useful procedure by recommending the reimbursement for DXA bone examinations in April 1994 and recently clarifying its guidelines by recommending reimbursement for hip and spine examinations, the important fracture sites, of approximately $121 per patient examination. Reimbursement for densitometry done at peripheral sites declined to approximately $37. This differential in reimbursement recognizes the important benefit of DXA measurements of the critical fracture sites, the hip and spine, in assisting in the detection and monitoring of bone disease. In part, as a result of the reimbursement policy recommendations implemented by HCFA, bone density examinations are paid for by many private third party insurers in the United States.

   With the established reimbursement levels in the United States, and the FDA approval of Fosamax and other drug therapies, the Company believes that the United States market for bone densitometers and other methods of bone mineral assessment will expand from the hospitals, large clinics, research institutions and imaging and women's centers, to the larger potential market of primary care providers, including gynecologists and family physicians.

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

Bone Assessment Products

   The Company's bone assessment products include a family of DXA bone densitometers which are used for the precise measurement of bone density to assist physicians in the diagnosis and monitoring of metabolic bone diseases such as osteoporosis. Since commercially introducing the first DXA bone densitometer in 1987, the Company introduced its first bone densitometer capable of assessing the bone density of the entire body in 1989, introduced the first bone densitometer capable of taking lateral measurements of the spine in 1991, and, in 1995, introduced its new QDR 4500 ACCLAIM fourth generation series of bone densitometers, which integrates the Company's most advanced X-ray technology into a compact package that facilitates installation in a standard examination room.

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

  QDR X-Ray Bone Densitometers.   Since its first commercial shipment of a DXA
system in October 1987, the Company has sold more than 3,200 DXA systems. The Company believes that its systems' performance advantages and their early adoption by leading clinical investigators have led to their market acceptance. The Company's DXA systems have been purchased for multiple-site studies sponsored by the pharmaceutical companies and by the United States government for evaluation of the incidence and treatment of osteoporosis. In addition, pharmaceutical companies have promoted the purchase of the systems for use by physicians to assist in the diagnosis and treatment of osteoporosis.

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

  All the Company's DXA systems employ its patented Automatic Internal Reference System, which continuously calibrates each patient's bone density measurement to a known standard. This system virtually eliminates errors that might result from manual calibration and saves operators the time-consuming task of calibrating several times a day. The system automatically compensates for drift in the X-ray system, detectors or other electronic components which ensures long-term measurement stability.

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

  In November 1994, the Company introduced the QDR 4500A ACCLAIM at the annual meeting of the Radiological Society of North America and in January 1995 obtained FDA clearance to sell the system in the United States. See ''Regulation.''

  The Company's QDR 4500 ACCLAIM series of bone densitometers offers rapid scanning and high resolution imaging using the latest available fan beam and
high density, solid-state multi-detector array technology.   In addition, the
QDR 4500 ACCLAIM series is built in modular configurations that allow customers to add new features and capabilities, while protecting their investment in the equipment and patient data. The ACCLAIM series is comprised of four modular systems: the high-end QDR 4500A, the QDR 4500SL, the QDR 4500W and the QDR 4500C clinical bone densitometer.

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

  The ACCLAIM series has replaced the Company's QDR 1500, QDR 2000 and QDR 2000plus products. The Company has retained its QDR 1000plus system as a low-price offering. The QDR 1000plus employs the Company's older pencil beam technology. In fiscal 1996, the ACCLAIM series accounted for approximately 86% of DXA sales.

  Ultrasound.   In December 1994, the Company acquired the ultrasound bone analyzer business of Walker Sonix. Walker Sonix had developed an ultrasound product line to assess bone mineral status of the heel. The location of the heel facilitates easy coupling of the ultrasound transducers at a site with a relatively low amount of overlying soft tissue. The heel is also made up of predominantly trabecular bone which tends to be more metabolically active. The Walker Sonix ultrasound devices measure two parameters, Broadbased Ultrasound Attention (BUA) and Speed of Sound (SOS) through a water medium to characterize bone mineral status. The use of water as a medium, which is a characteristic of other ultrasound bone analyzers, requires the patient to place her foot in water. The use of water requires cumbersome plumbing and cleaning mechanisms to be incorporated in the system.

  The Company developed internally an enhanced dry ultrasound bone analyzer, called ''Sahara'' that does not require the use of water. The Company believes that this ''dry'' technology offers further operator convenience by the elimination of the water handling required between each patient. The elimination of the use of water has also enabled the Company to reduce the size and weight of the device. In September 1995, the Company introduced a prototype of the Sahara at the American Society of Bone Mineral Research. The Company initiated clinical trials of the Sahara in the United States in the fourth quarter of fiscal 1995 and commenced international sales of the system in the third quarter of fiscal 1996. Commercial introduction of the system in the United States is dependent upon FDA approval. The Company believes that this approval process may take as long as two to three years. There can be no assurance that the Company will be able to obtain FDA approval for the Sahara on a timely basis, if at all.

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

  Traditionally, biochemical markers of bone were performed using high pressure liquid chromatography (''HPLC'') methods conducted in a research laboratory. HPLC procedures are complex and labor intensive requiring a highly trained technician, relatively slow, subject to high variability and expensive. For these reasons, biochemical markers of bone using HPLC methods have not been used for routine clinical testing. Recently, several immunodiagnostic tests that are antibody-based have been developed as biochemical markers of bone remodeling. Immunodiagnostic tests may be performed in a variety of technical formats. The format that has been introduced by several companies is the microtitre plate system, which is used for many different types of in-vitro diagnostic tests and is normally performed in a reference laboratory.

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

Mini C-arm Imaging Products

  Background and Market Overview

  On August 29, 1996, Hologic's wholly-owned subsidiary merged with FluoroScan in a pooling-of-interests transaction. FluoroScan manufactures and distributes the FluoroScan Imaging System, a low intensity, real-time mini c-arm X-ray imaging device which provides high resolution images at radiation levels and at a cost well below those of conventional X-ray and fluoroscopic equipment. These mini c-arm systems are used primarily by orthopedic surgeons to perform minimally invasive surgical procedures on a patient's extremities (i.e., hand, wrist, knee, foot, ankle, etc.).

  The Company believes that certain trends in the healthcare industry will broaden the use of mini c-arms from the hospitals and surgery centers to private orthopedic and podiatric physician groups. Some of these trends include: the emergence of technology that enables minimally invasive procedures and therapies, the increase in the number of office-based procedures and examinations as a result of efforts to contain healthcare costs, and the development of new treatments and pharmaceuticals such as synthetic bone materials that are facilitated by the use of a mini c-arm to perform these procedures.

  FluoroScan Products

  FluoroScan pioneered the mini c-arm market with the introduction of FluoroScan I in June 1984. The basis of the FluoroScan System technology is a second generation micro channel plate image intensifier commonly referred to as a ''night vision'' intensifier. This technology permits the FluoroScan System to produce high resolution readily viewable images by using a small amount of radiation, converting it to visible light and amplifying it approximately 50,000 times. The same night vision intensifier, as used by the military, allows clear views of a battlefield at night by amplifying small amounts of ambient light. The FluoroScan System technology offers several advantages over existing real-time conventional X-ray imaging devices (also known as C-arms, image intensifiers or fluoroscopy equipment). These advantages include; a substantial reduction of radiation to the patient and of scatter radiation to the surgeon and other operating room personnel, a cost of approximately one-third of the cost of a conventional C-arm, mobility, it does not require lead-lined rooms and it can often be operated without a radiology technician.

  FluoroScan III.   The FluoroScan III imaging system was introduced in the
first quarter of 1996. The FluoroScan III typically has a four- or five-inch field-of-view and is targeted primarily at orthopedic surgeons, operating rooms, emergency rooms and ambulatory surgery centers. The new system replaced FluoroScan I (the first generation model FluoroScan System) and has a number of technical enhancements. FluoroScan III has dual video channels that allow a surgeon to display different views of the anatomy for side-by-side comparison. The unit also features four image buffer memories for instant recall of previous images. The unit also provides for permanent storage of up to 4,000 full resolution digital images.

  The unit stands approximately four feet high, weighs about 240 pounds and can be plugged into any standard outlet. It rests on a portable, wheeled base cabinet, and all vital functions are computer controlled. Images can be viewed on the monitor or, through the addition of options, printed on thermal paper or stored on video tape or computer diskette.

  FluoroScan II.   The Company has introduced the FluoroScan II to veterinarians and has exhibited a prototype of the FluoroScan II to orthopedic surgeons for use in their offices and to other medical and veterinary offices, podiatrists and sports medicine physicians as well as for use by the military and various industries. The Company believes that the target audience for the three-inch field-of-view FluoroScan II consists of users seeking a lower cost or more mobile unit than the FluoroScan III. The Company manufactures two versions of the FluoroScan II for the veterinary and medical markets. The veterinary version differs from the medical version of the FluoroScan II in that it is contained in a portable carrying case with a removable C-arm, which may be hand held. The
Company began sales of the veterinary version of this item in the third quarter 1995. The Company expects to begin sales of the medical version of the FluoroScan II in the first half of 1997. Sales of this system to the medical community in the United States will be dependent on receiving FDA 510(k) marketing clearance. There can be no assurance that the Company will receive 510 (k) marketing clearance in a timely manner.

  FluoroScan Corporate Collaboration

  Certain companies are developing material to assist in the healing of bone fractures. For example, Norian Corporation (''Norian'') is in clinical trials in the U.S. and Europe for its Skeletal Repair System TM ("SRS"). SRS is a material that is injected into a fracture and has been shown to hold the bones in position while providing the raw materials to help the body repair itself more rapidly. Since SRS requires extensive imaging from the initial injection through the healing process, the Company believes that FDA approval and market acceptance of SRS could provide long-term benefits for the Company. On June 12, 1995, the Company announced that it had entered an agreement with Norian. The agreement provides for the Company to provide imaging equipment for seminars introducing Norian's Skeletal Repair System (''SRS'') to orthopedic surgeons. There can be no assurance that SRS will receive FDA approval, or if approved will gain wide market acceptance or enhance sales of the Company's FluoroScan System.

Other Products; Scanora

  In order to take advantage of its European sales force and associated distribution capability, the Company distributes Scanora, a specialized system for taking X-ray images of the maxillo-facial anatomy (teeth, jaw and other facial structures) manufactured by Soredex, S.A. (''Soredex''), a division of Orion Corporation of Helsinki, Finland.

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

  The Company is the exclusive distributor of Scanora systems in Western Europe, the Middle East and Africa, excluding South Africa and Namibia. In addition, the Company has non-exclusive distribution rights in several Eastern European countries. The Company is distributing Scanora under a distribution agreement which is renewable annually.

Customers

  The Company's DXA customers include many pharmaceutical companies active in the field of bone mineral metabolism, such as Eli Lilly, Merck, Pfizer, Proctor & Gamble, Rhone-Poulenc/Rorer, Sanofi Research and SmithKline. The Company believes that because of their technological features, its DXA systems have been and continue to be the most widely used bone densitometers for clinical studies involving the emerging drug therapies for osteoporosis. The Company has a group of 10 employees who provide data collection and quality assurance services to such customers. Initial clinical evaluation sites for the Company's DXA systems included leading medical and research institutions, such as the Mayo Clinic, the Massachusetts General Hospital and the University of California at San Francisco in the United States; the University of Lyon and Guy's Hospital in Europe; and Kobe University in Japan. These institutions, along with many other leading medical institutions, continue to be users of the Company's DXA systems.

  The clinical demand for the Company's DXA bone densitometers is growing as a result of the increased worldwide focus on women's health problems and the availability of new osteoporosis therapies entering the market. More than 75% of the Company's new sales of DXA systems have shifted to the clinical segment of the market which includes radiologists, endocrinologists and rheumatologists. The Company expects a further shift in the market for bone densitometers to primary care physicians, including gynecologists and family physicians, in response to the development of new drug therapies for osteoporosis and the growing awareness of osteoporosis as a treatable disease.

  In fiscal 1996 and 1995, the Company's sales to its Japanese distributor, Toyo Medic, accounted for approximately 13% and 20% of product sales, respectively. The loss of Toyo Medic as a customer of the Company or an adverse change in the relationship between the Company and Toyo Medic could have a material adverse affect on the Company's business.

Marketing and Sales

  In the United States, the Company sells its DXA systems primarily through its direct sales force and its FluoroScan Systems through a national network of independent sales representatives and sales representative organizations. As of November 30, 1996, the Company had approximately 18 employees engaged in DXA sales in the United States. In order to penetrate the DXA market more effectively, the Company has expanded its direct marketing activities, including additions to its sales force, and has implemented various leasing programs, including a program with a third party leasing company to make its QDR 1000plus and QDR 4500C ACCLAIM system available to physicians on a fee-per-scan basis. To meet the growing demand for its products, the Company plans to enhance further its distribution capabilities in the United States through a combination of an expansion of its sales force and strategic alliances with companies with established distribution channels in the various market segments for the Company's products. In the first quarter of fiscal 1996, the Company entered into a distribution agreement with Leisegang Medical Systems. Under this agreement Leisegang has the exclusive right (subject to attaining certain quotas) to represent certain Company products to OB/GYN and primary care physicians in the United States.

  The Company sells its products in international markets through independent distributors, as well as a direct sales force in France, the Benelux countries, Spain and Portugal. As of November 30, 1996, the Company had eight employees engaged in sales in Europe.

  The Company distributes its DXA and ultrasound products in Japan through Toyo Medic, which has been the Company's exclusive distributor in Japan since April 1988. The agreement requires Toyo Medic to purchase certain minimum quantities and to provide technical and warranty support to its customers.

  In certain other territories outside the United States, the Company sells its systems through independent distributors, all of whom offer technical support. The Company has increased its efforts to expand its market penetration for its DXA systems into Latin America, including Argentina, Brazil and Chile, and into Pacific Rim countries other than Japan, including Australia, The Peoples Republic of China, South Korea and Taiwan, by working with local sales representatives and distributors or entering into strategic marketing alliances in those territories. The Company believes that with time, Eastern Europe may present a significant opportunity for growth and also is seeking to expand its presence in the area.

  In fiscal 1996 and in fiscal 1995, foreign sales accounted for approximately 40% and 58% of the Company's product sales, respectively. The Company believes that the relatively high level of foreign sales reflects, in part, a more advanced regulatory status for drug therapies for osteoporosis in certain foreign countries than in the United States. The Company's foreign sales are subject to risks generally associated with foreign sales, including United States and foreign regulatory approval requirements and policy changes. The relative strength of the United States dollar in relation to foreign currencies may also adversely affect the Company's sales to foreign countries. The Company also believes that its sales to Europe may be seasonal, with reduced orders in the summer months reflecting summer vacation schedules. International sales will also be affected by government approval of new drug therapies, changes in local healthcare policies regarding reimbursement and the strength of promotional efforts by its distributors. Moreover, the FluoroScan System technology is governed by the International Traffic in Arms Regulations of the United States Department of State. As a result, the export of FluoroScan Systems to certain countries may be limited or prohibited.

Competition

  The bone assessment market is highly competitive and characterized by continual change and improvement in technology, and multiple technologies that have been or are under development. Some of the companies in this industry have significantly greater manufacturing, marketing and financial resources than the Company. See ''Background.''

  The Company believes that competition in the field of DXA bone densitometry is based upon price, precision, speed of measurement, patient radiation dose, cost and ease of operation, product versatility, product reliability and quality of service. The Company believes that it competes effectively with respect to these criteria. The Company believes that its DXA systems will also compete with other X-ray based modalities, including a radiographic absorptiometry product developed by CompuMed Inc. which has been licensed to Merck. The Company's DXA systems also compete with specially-equipped CT scanners and may compete with used and refurbished DXA systems. See ''Background'' for a discussion of the technical advantages and disadvantages of these other systems.

  The Company believes that competition in the field of ultrasound systems is based on price, precision, speed of measurement, cost and ease of operation, product versatility, product reliability and quality of service. The Company believes that advantages of its Sahara ultrasound bone analyzer system include the system's dry operation, simple single-button operation, and a compact and self-contained design that does not require the use of a separate computer. No ultrasound bone analyzer has been approved for commercial sale in the United States. The timing of FDA clearance or approval for ultrasound bone analyzers in the United States, developed by the Company and others, could have a significant impact on their respective market shares. The Company believes that ultrasound systems will compete with DXA systems in the diagnostic market for initial screening of patients. However, the Company believes that because ultrasound systems can only measure peripheral skeletal sites and do not have the precision of DXA systems, DXA systems will continue to be the predominant means of monitoring bone density for patients being treated for or at high risk of osteoporosis.

  Three companies have obtained FDA clearance to market biochemical marker tests that evaluate bone turnover in a microtitre format which require samples to be sent to the lab for evaluation. One or more of these companies may develop point-of-care, over-the-counter or other real-time biochemical marker tests that would compete with the biochemical marker strip tests being developed by the Company and Serex. The Company believes that competition in this market will be based upon price, product reliability, diagnostic sensitivity, precision and ease of use. There can be no assurance that the Company and Serex will be able to compete effectively in this market.

  The Company believes that competition for its mini c-arm systems is based largely on price, quality, service and production capabilities. The Company believes that key advantages of its FluoroScan Systems include low levels of radiation, low costs, mobility, quality and durability.

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

  The Company manufactures all the FluoroScan System models and related products at its manufacturing facility in Northbrook, Illinois. Current manufacturing capacity permits the production of approximately 30 units per month. Generally, units for use in the health care field are manufactured without a prior order, while units for use in industrial applications are custom made to the customer's specifications.

  The Company performs final assembly and test of the FluoroScan System. All of the materials and most of the purchased components used in manufacturing the Company's products are readily available from numerous sources. Several key components require high technology including the X-ray tube, image intensifier, video camera and fiberoptic taper and are manufactured by only one or a small number of suppliers.

  Although the Company uses materials in its manufacturing process that may be subject to federal, state and/or local environmental laws, the costs and effects of compliance with these laws have not had a material effect on the Company's financial condition or results of operations during any of the past three years.

Backlog

  Backlog for the Company's systems as of November 30, 1996 and November 30, 1995 totaled approximately $9.5 million and $5.9 million, respectively. Backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by the customer. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of the Company's net revenues for any future period.

Research and Development

  The Company's research and development efforts are focused on enhancing its existing products and developing new products for the bone assessment and mini C-arm market. The Company's research and development personnel also are involved in establishing protocols, monitoring, interpreting and submitting test data to the FDA and other regulatory agencies to obtain the requisite clearances and approvals for its products. At November 30, 1996, the Company had 44 persons engaged in research and development, of whom 10 persons were engaged in software development. The research and development group was responsible for the introduction of the Company's fourth generation QDR ACCLAIM series of DXA bone densitometers during 1995, the ongoing development of the Company's Sahara bone analyzer and the ongoing development of FluoroScan III. During fiscal 1996, 1995 and 1994, the Company's research and product development expenses were approximately, $7.3 million, $4.5 million and $3.8 million, respectively.

Patents and Proprietary Rights

   The Company relies upon trade secrets and patents to protect its technology. Due to the rapid technological change that characterizes the medical instrumentation industry, the Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and will continue to make efforts to obtain patents, when available, in connection with its product development program. The Company has obtained 12 patents, licensed five patents and has pending 18 patent applications in the United States relating to its DXA technology, and has obtained three patents, licensed four patents and has pending two patent applications in the United States relating to its ultrasound technology. The Company has obtained or applied for corresponding patents and patent applications for certain of these patents and patent applications in certain foreign countries. There can be no assurance that any of the Company's patent applications will be granted or that any patent or patent application will provide significant protection for the Company's products and technology. Moreover, there can be no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. In the absence of significant patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products, processes or technology.

  In September 1994, Serex granted the Company an exclusive license to use Serex's technology to manufacture, market, sell and distribute the biochemical marker strip test being developed under a joint development agreement between Serex and the Company. Serex further granted the Company the right of first negotiation with respect to the development and distribution of new products conceived of by Serex for application in bone metabolism. In order to maintain its exclusive rights once the product is developed, the Company is required to purchase a certain minimum number of tests or pay Serex amounts that would have been paid had the Company purchased the minimum number of tests. If the Company does not meet these minimum requirements, its rights become nonexclusive.

  In June 1989, the Company granted an exclusive worldwide license of certain of its DXA technology to Vivid Technologies, Inc., an affiliate of S. David Ellenbogen and Jay A. Stein, the Chief Executive Officer and Senior Vice President of the Company, for the sole purpose of developing a baggage inspection and security system. In September

1996, the Company also granted Vivid Technologies, Inc. a nonexclusive license to be used for the development of X-ray based products for process control applications in the food and beverage industry.

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

  The Company has two license agreements for technology used in its mini c-arms with the United States government as represented by NASA that are exclusive within the United States. The first agreement gives the Company exclusive rights to manufacture and distribute a nonradioactive isotope version of NASA's low intensity X-ray and gamma ray imaging device. This technology provides the ability to amplify X-rays that have been converted to visible light. This license agreement and underlying patent previously had an expiration date of February 1996 but was extended as a result of GATT and now expires in July 1997. The second agreement gives the Company exclusive rights to manufacture and distribute NASA's high voltage isolation transformer and high voltage power supply. This technology allows the Company products to produce low levels of radiation. This second license and underlying patent previously had an expiration date of 2002 but was extended as a result of GATT and now expires 2003. Pursuant to the licenses, the Company may be required to grant sublicenses to the extent that NASA believes such sublicenses are necessary for the health and safety needs of the United States and such needs cannot be fulfilled by the Company.

  In 1992, the Company and the U.S. Department of Justice representing NASA brought suit against Dow Corning Wright and Xi Tec for alleged infringement of the NASA low intensity X-ray and gamma ray imaging device patent. In 1993, the parties agreed to settle the litigation. As part of the settlement, the Company granted Xi Tec a nonexclusive, nonassignable and nontransferable sublicense under the NASA license covering the X-ray and gamma ray imaging device patent which patent previously had an expiration date of February 26, 1996 and was extended as a result of GATT to July 1997.

Third Party Reimbursement

  In the United States, the Health Care Finance Administration, which establishes guidelines for the reimbursement of healthcare providers treating Medicare and Medicaid patients, provided validation for DXA bone densitometry examinations as a clinically useful procedure by recommending the reimbursement for DXA bone examinations in April 1994, and recently clarifying its guidelines by recommending reimbursement for hip and spine examinations, the important fracture sites, of approximately $121 per patient examination. Reimbursement for densitometry done at peripheral sites declined to approximately $37. This differential in reimbursement recognizes the important benefit of DXA measurements of the critical fracture sites, the hip and spine, in assisting in the detection and monitoring of bone disease. In part, as a result of the reimbursement policy recommendations implemented by HCFA, bone density examinations are paid for by many private third party insurers in the United States.

  In several European countries, Japan and other international markets, there has generally been an earlier adoption of reimbursement for bone densitometry exams. Countries in which reimbursement for the use of X-ray bone densitometers has been approved include Belgium, Brazil, Canada, Germany, Greece, Japan, South Korea, Spain and Switzerland. In addition, in Japan, where there is a general aversion to ionizing devices, the government has initiated a program to subsidize purchases of ultrasound bone densitometers. As a result, there is much greater use of ultrasound bone densitometers in Japan than in any other country. However, DXA bone densitometers continue to account for a substantial portion of the Japanese market.

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

  The Company's systems are also subject to approval by certain foreign regulatory and safety agencies. The FluoroScan System technology is governed by the International Traffic in Arms Regulations of the United States Department of
State.   As a result, the export of FluoroScan Systems to certain countries may be limited or prohibited.

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


Employees

  As of November 30, 1996, the Company had 294 full-time employees, including 85 in manufacturing operations, 44 in research and development, 117 in marketing, sales and support services, 38 in finance and administration and 10 in medical data management. None of the Company's employees are represented by a union. The Company considers its employee relations to be good.

Item 2.  Properties

  The Company leases a 83,500 square foot building located in Waltham, Massachusetts under a lease which expires in 2002 for its corporate headquarters and manufacturing facility for its bone assessment products. The Company also utilizes approximately 13,500 square feet of space in Northbrook, Illinois pursuant to a lease that expires in February 1997 for operations of its wholly-owned subsidiary, FluoroScan. The Company believes that its facilities will be adequate for its needs for the foreseeable future. The Company also maintains sales and service offices in France, Belgium and Spain. The Company believes that it has adequate space for its anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Item 3.  Legal Proceedings

  On November 22, 1995, the Company and Lunar entered into a settlement agreement relating to litigation involving allegations of each party against the other of patent infringement. See "Patents and Proprietary Rights."

  Until recently, the Company had been involved in litigation brought in January 1995 by B.V. Optische Industrie de Oude Delft and two subsidiaries ("Oldelft") claiming damages relating to a prior patent dispute. On December 14, 1995, the United States District Court for the Southern District of New York granted the Company's Motion to Dismiss and dismissed all claims against the Company. In January 1996, Oldelft filed a motion for reconsideration of the dismissal and amended its complaint. In April 1996, the Court denied Oldelft its motion for reconsideration of the dismissal, and in May 1996 the Company and Oldelft settled this matter.

Item 4.  Submission of Matter to a Vote of Security Holders.

  None.

                                    Part II

Item 5.  Market Information, Holders and Dividends.

  Market Information. The Company's Common Stock is traded on the Nasdaq National Market under the symbol "HOLX." The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock, as reported by the Nasdaq National Market. All stock prices have been retroactively restated to reflect a 2-for-1 stock split that occurred on March 25, 1996.


Fiscal Year Ended September 30, 1995     High          Low
First Quarter                            $  9 1/16/    $  6 1/8/

Second Quarter                           $  9 3/8/     $  6 5/8/

Third Quarter                            $  8 11/16/   $  4 1/2/

Fourth Quarter                           $ 12 9/16/    $  7 11/16/
------------------------------------------------------------------------------
Fiscal Year Ended September 28, 1996

First Quarter                            $ 22 3/4/     $ 10 3/8/

Second Quarter                           $ 26 3/4/     $ 17 1/4/

Third Quarter                            $ 49 1/2/     $ 21

Fourth Quarter                           $ 45          $ 26
------------------------------------------------------------------------------

  Number of Holders. As of December 16, 1996, there were approximately 343 holders of record of the Company's Common Stock.

  Dividend Policy. The Company has never declared or paid cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth.

Item 6.  Selected Financial Data.

  The historical selected financial data of the Company has been retroactively restated to reflect the acquisition of FluoroScan in a pooling-of-interests transaction. See Note 3 of the accompanying Notes to the Consolidated Financial Statements.


                                                                      Fiscal Years Ended
                                           September 30,   September 25,   September 24,   September 30,  September 28,
                                               1992            1993            1994            1995           1996
------------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Operations Data                     (In thousands, except per share data)
Revenues:
  Product sales                                   $32,180       $31,068        $46,227       $54,276       $ 88,201
  Other revenue                                        73           708          1,427         2,270          3,390
                                                  -------       -------        -------       -------       --------
                                                   32,253        31,776         47,654        56,546         91,591
                                                  -------       -------        -------       -------       --------
Costs and Expenses:
  Cost of product sales                            16,146        16,462         24,522        27,549         41,253
  Research and development                          3,786         3,400          3,668         4,499          7,283
  Selling and marketing                             6,209         7,328          7,781        11,052         16,504
  General and administrative                        4,410         5,066          5,795         6,879          9,081
  Restructuring costs (2)                             ---           900            ---           ---            ---
  Litigation expenses (3)                             ---           ---            ---         2,533            798
  Acquisition expenses                                ---           ---            ---           ---          1,949
                                                  -------       -------        -------       -------       --------
                                                   30,551        33,156         41,766        52,512         76,868
                                                  -------       -------        -------       -------       --------
Income (loss) from operations                       1,702        (1,380)         5,888         4,034         14,723

Interest income                                       505           314            437           883          2,583
Other income (expense)                                223           (36)            70           (56)          (249)
                                                  -------       -------        -------       -------       --------
Income (loss) before income taxes                   2,430        (1,102)         6,395         4,861         17,057
Provision (benefit) for income taxes                  533          (785)         1,627         1,513          5,700
                                                  -------       -------        -------       -------       --------
Net income (loss)                                 $ 1,897       $  (317)       $ 4,768       $ 3,348       $ 11,357
                                                  =======       =======        =======       =======       ========
Net income (loss) per common and
 common equivalent share:
  Primary (1)                                        $.21         $(.04)          $.51          $.34           $.91
                                                  =======       =======        =======       =======       ========
  Fully diluted                                                                   $.49          $.33
                                                                               =======       =======

Weighted average number of common and
 common equivalent shares outstanding:
  Primary                                           8,967         8,726          9,355         9,831         12,524
                                                  =======       =======        =======       =======       ========
  Fully diluted                                                                  9,649        10,230
                                                                               =======       =======
---------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet Data

Working capital                                   $16,420       $15,336        $23,967       $27,189       $ 97,199
Total liabilities                                   6,149         7,681          9,426        12,551         15,835
Total assets                                       24,452        25,652         36,670        44,083        123,107
Stockholders' equity                               18,303        17,971         27,244        31,532        107,272
---------------------------------------------------------------------------------------------------------------------

(1) All share and per share data has been restated to reflect the 2-for-1 stock split that occurred on March 25, 1996.
(2) The fiscal 1993 restructuring charge of $900,000, or $.10 per share, relates to the reorganization of the Company's European operations.
(3) The fiscal 1995 litigation expenses of $2.5 million before income taxes ($1.8 million after tax, or $.18 per share) relate primarily to certain patent litigation. A definitive agreement was reached by the Company and the other party to this litigation in November 1995, settling all outstanding disputes. See "Patents and Proprietary Rights"

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and the Consolidated Financial Statements included elsewhere in this Report. This Report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from those anticipated in the forward-looking statements.

Overview

  Since inception, the Company has experienced generally increasing annual sales as interest in bone diseases, such as osteoporosis, has grown, as new drug therapies have become available in the United States and other countries to treat these diseases and as the use of DXA systems to measure bone density has become more widespread. In fiscal 1996, sales of the Company's X-Ray bone densitometers reached record levels, especially in the United States, as Merck began marketing Fosamax, its recently approved drug for the treatment of osteoporosis.

  The Company introduced the first DXA bone densitometer in 1987 and continued with a string of new product advancements including the introduction of the fourth- generation clinically-oriented ACCLAIM series of bone densitometers in fiscal 1995. In fiscal 1996, ACCLAIM sales represented approximately 86% of the Company's total DXA sales. The Company achieved a slightly higher gross margin on this product line because of higher selling prices and lower overall manufacturing costs than the older DXA line. In July 1996, the Company began international shipments of Sahara, a completely dry ultrasound system that does not require water as a coupling medium like the other competitive devices.

  On August 29, 1996, the Company acquired all of the common stock of FluoroScan, an industry leader in the field of mini c-arm imaging systems. All results have been restated to reflect the acquisition of FluoroScan in a pooling-of-interests transaction. All share and per share data has been retroactively restated to reflect a 2-for-1 stock split that occurred on March 25, 1996. On a combined basis, the Company recognized total revenues of $91.6 million, a 62% increase when compared to revenues of $56.5 million for fiscal 1995. Net income for fiscal 1996 would have been approximately $12 million, or $1.03 per share, as compared to $10.9 million, or $.96 per share, for Hologic, absent the one time charges incurred in the fourth quarter relating to the merger with FluoroScan.

Results of Operations

  The following table sets forth, for the periods indicated, the percentage of revenues represented by items as shown in the Company's consolidated statements of operations.


                                                  Fiscal Years Ended
                                    ---------------------------------------------
                                   September 24,    September 30,     September  28,
                                       1994             1995               1996
                                      ------           ------             ------

Revenues:
  Product sales                        97.0%            96.0%              96.3%
  Other revenue                         3.0              4.0                3.7
                                      ------           ------             ------
                                      100.0            100.0              100.0
                                      ------           ------             ------
Cost and expenses:
 Cost of product sales                 51.5             48.7               45.0
 Research and development               7.7              8.0                8.0
 Selling and marketing                 16.3             19.5               18.0
 General and administrative            12.2             12.2                9.9
 Litigation expenses                     --              4.5                 .9
 Acquisition expenses                    --               --                2.1
                                      ------           ------             ------
                                       87.7             92.9               83.9
                                      ------           ------             ------
 Income from operations                12.3              7.1               16.1
 Interest income                        0.3              1.6                2.8
 Other  income (expense)                0.8             (0.1)              (0.3)
                                      ------           ------             ------
Income before income taxes             13.4              8.6               18.6
Provision for income taxes              3.4              2.7                6.2
                                      ------           ------             ------
Net income                             10.0%             5.9%              12.4%
                                      ======           ======             ======

Fiscal Years Ended September 28, 1996,  September 30, 1995 and September 24,
1994

  Revenues. Total revenues were $91.6 million in fiscal 1996, $56.5 million in fiscal 1995 and $47.7 million in fiscal 1994. Total revenues in fiscal 1996 increased 62% when compared to fiscal 1995 as a result of the acceleration in demand for the Company's x-ray bone densitometers in both the domestic and international markets, but especially in the United States where DXA sales increased more than 300% in fiscal 1996 over fiscal 1995. The increase in total revenues of 19% in fiscal 1995 compared to fiscal 1994 was primarily due to the increase in the total number of DXA product shipments in both the Company's domestic and international markets, particularly to Europe where product sales increased 30% over the prior year. In addition, to a lesser extent, the increases in annual revenues were attributable to increased sales of mini c-arm imaging systems. There was also a shift in product sales mix in 1996 and 1995 to the Company's new line of bone densitometers, the ACCLAIM series, which the Company began shipping in January 1995. The new ACCLAIM products have higher average selling prices than the comparable DXA bone densitometers which they replace. The ACCLAIM product line accounted for over 78% and 42% of product sales in fiscal 1996 and 1995, respectively.


  Other revenues consist primarily of royalty revenues from the Company's licensing of its technology to a related party and revenue relating to medical data management services provided to pharmaceutical companies to assist in the collection and monitoring of clinical trial data. In fiscal 1996, other revenue increased 49% to $3.4 million from $2.3 million in fiscal 1995, and in fiscal 1995, other revenue increased 59% from $1.4 million in fiscal 1994. These increases were primarily due to an increase in revenue relating to medical data management services.

  In fiscal 1996, approximately 60% of product sales were generated in the United States, 17% in Asia, 17% in Europe and 6% in other international markets. In fiscal 1995, approximately 42% of product sales were generated in the United States, 28% in Europe, 22% in Asia and 8% in other international markets. In fiscal 1994, approximately 40% of product sales were generated in the United States, 30% in Asia, 25% in Europe and 5% in other international markets.

  Costs and Expenses. The cost of product sales decreased as a percentage of product sales to 47% in fiscal 1996 from 51% in fiscal 1995 and from 53% in fiscal 1994. In fiscal 1996, these costs decreased as a percentage of product sales primarily due to (i) increased shipments of a new family of DXA bone densitometers, the ACCLAIM series, which earns a better gross margin than the Company's older DXA systems, (ii) a volume increase in the number of DXA systems sold resulting in certain manufacturing efficiencies and (iii) an increase in sales by the Company's direct sales force (primarily in the United States) which results in higher average selling prices. Partially offsetting these decreases were increased costs primarily relating to mini c-arm systems. In fiscal 1996, the Company realized lower margins on the newly introduced FluoroScan III model, which is slightly more expensive to produce than the FluoroScan I model which it replaced, and due to an increase in international sales through distributors which result in lower selling prices. In fiscal 1995, the cost of product sales decreased as a percentage of product sales when compared to 1994 primarily due to initiating shipments of the ACCLAIM series and a volume increase in the number of DXA systems sold, resulting in certain manufacturing efficiencies. The Company began selling the ACCLAIM product in the second quarter of fiscal 1995 and has recognized higher gross margins than on the older DXA product lines due to higher average selling prices and lower labor and overhead-related manufacturing costs.


  Research and development expenses increased 62% to $7.3 million (8% of total revenues) in fiscal 1996 from $4.5 million (8% of total revenues) in fiscal 1995 and $3.7 million (8% of total revenues) in fiscal 1994. These increases were primarily due to the addition of engineering personnel, outside consultants working on the development of new products and the funding of Serex to develop a biochemical marker strip test.

  Selling and marketing expenses increased 49% to $16.5 million (19% of product sales) in fiscal 1996 from $11.1 million (20% of product sales) in fiscal 1995 primarily due to an increase in sales personnel and related expenses, marketing and promotional costs incurred in connection with the ACCLAIM series and increased sales commissions based on the higher sales volume. In addition, the Company incurred additional costs in connection with its strategic alliances for the development of new products and the distribution of products through new sales channels. The 42% increase in fiscal 1995 expenses from the $7.8 million (17% of product sales) in fiscal 1994 was primarily due to an increase in sales personnel and related expenses, marketing and promotional costs incurred in connection with the introduction of new products and increased sales commissions based on higher sales volume.

  General and administrative expenses increased to $9.1 million (10% of total revenues) in fiscal 1996 from $6.9 million (12% of total revenues) in fiscal 1995 and $5.8 million (12% of total revenues) in fiscal 1994. The increase of 32% in fiscal 1996 when compared to fiscal 1995 was primarily due to increased headcount and other compensation-related expenditures, and an increase in accounts receivable reserves, as a result of the increase in accounts receivable. The increase in fiscal 1995 when compared to fiscal 1994 was primarily due to increased headcount and other compensation-related expenditures.

  Litigation expenses incurred in fiscal 1996 and in fiscal 1995 were in connection with the Company's disputes with Lunar Corporation (Lunar) and B.V. Optische Industrie de Oude Delft ("Oldelft"). Legal expenses in connection with the patent litigation with Lunar began in October 1994 and represent a substantial portion of the total litigation expenses. In November 1995, a definitive agreement that provides for the cross-licensing of certain patent rights and a non-assertion agreement for all patents involving DXA and ultrasound technologies for a period of ten years was reached by the Company and Lunar. The complaint brought by Oldelft against the Company was settled in May 1996.

  Acquisition expenses incurred in fiscal 1996 were direct transaction costs related to the Company's merger with FluoroScan Imaging Systems, Inc. These costs were expensed in the period incurred in accordance with the pooling-of-interests accounting for business combinations.

  Interest Income. Interest income increased to $2.6 million in fiscal 1996 from $900,000 in fiscal 1995 as the Company earned a higher rate of return on a higher investment base than in the prior year. In January 1996, the Company received proceeds of approximately $49.2 million from a public sale of Common Stock which increased the investment base. The Company also received approximately $8.0 million from the exercise of FluoroScan warrants in July 1996. The Company has invested these proceeds in investment grade corporate and government securities. In fiscal 1996, the Company also increased the number of long-term receivables to Latin American customers resulting in additional interest income. In fiscal 1995, the Company's interest income increased from $440,000 in fiscal 1994 as the Company earned a higher rate of return on a slightly higher investment base than in the prior year and the number of long-term receivables to Latin American customers also increased. In addition, the proceeds of FluoroScan's initial public offering in July 1994 were available for investment for all of fiscal 1995.

  Other Income/Expense. In fiscal 1996 and 1995, the Company incurred other expenses of $250,000 and $60,000, respectively. These expenses were primarily attributable to the interest costs on a line of credit established by the Company in the third quarter of fiscal 1994 for use by the Company's European subsidiaries to borrow funds in their local currencies to pay for all intercompany sales, thereby reducing the foreign currency exposure on those transactions. These interest costs were offset in part by royalty income earned by FluoroScan. In fiscal 1994, other income of $70,000 was attributable to royalty income earned by FluoroScan which was partially offset by the interest expense associated with the Company's foreign line of credit which was in place only part of the year. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the Company has established a borrowing line denominated in the two foreign currencies (the French franc and the Belgian franc) in which the subsidiaries currently conduct business to minimize this risk, there can be no assurance that the Company will be successful or can fully hedge its outstanding exposure.

  Provision for Income Taxes. The Company's effective tax rate was 33.4% in fiscal 1996, 31.1% in fiscal 1995 and 25.4% in fiscal 1994. The Company's effective tax rate is lower than the statutory tax rates due primarily to the tax benefits associated with the Company's foreign sales corporation and the utilization of net operating losses in foreign jurisdictions and tax credits. The increase in the effective tax rate is primarily due to the significant increase in U.S. income. See Note 5 of the Consolidated Financial Statements.

Liquidity and Capital Resources

  At September 28, 1996, working capital was $97.2 million and cash, cash equivalents and short-term investments totaled $75.7 million. The Company has funded its operations primarily through cash flows from operations and the issuance of securities. The cash, cash equivalents and short-term investments balance increased approximately $60.3 million from September 30, 1995 primarily due to the net proceeds of approximately $49.2 million from the public offering of common stock and $8.0 million from the exercise of certain FluoroScan common stock warrants. In addition, the cash, cash equivalents and short-term investments balance increased approximately $3.1 million primarily due to the proceeds and tax benefits from the exercise of stock options and an increase in the Company's accrued expenses, which were partially offset by an increase in accounts receivable. The increase in accrued expenses and accounts receivable reflects the Company's introduction of its new ACCLAIM family of bone densitometers and the increase in sales activity. At September 28, 1996, one customer had accounts receivable outstanding of approximately $2.2 million which were within their payment terms. The Company finances certain sales to Latin America over a two to three year time frame. At September 28, 1996, the Company had long-term accounts receivable outstanding of approximately $1.3 million relating to these sales, which were included in other assets. In fiscal 1996, the Company purchased approximately $2.4 million of property and equipment, primarily computers and other equipment associated with the hiring of additional personnel.

  The Company does not currently have any significant capital commitments and believes that existing sources of liquidity, funds expected to be generated from operations and a $3.0 million credit line for use by its European subsidiaries, will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

Recent Accounting Pronouncements

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 123 "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. However, entities are allowed to elect whether to measure compensation expense for stock-based compensation under SFAS 123 or Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company has elected to remain with the accounting under APB Opinion No. 25 and will make the required pro forma disclosures of net income and earnings per share as if the provisions of SFAS 123 had been applied in its fiscal 1997 financial statements. The potential impact of adopting this standard on the Company's pro forma disclosures of net income and earnings per share cannot be quantified at this time.

Item 8.  Financial Statements and Supplementary Data.

                    Report of Independent Public Accountants
To Hologic, Inc.:

We have audited the accompanying consolidated balance sheets of Hologic, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1995 and September 28, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of FluoroScan Imaging Systems, Inc., a company acquired during 1996 in a transaction accounted for as a pooling of interests, as discussed in Note 3. Such statements are included in the consolidated financial statements of Hologic, Inc. and reflect total revenues of 19% in 1994 and total assets and total revenues of 23% in 1995, of the related consolidated totals. The statements for 1994 and 1995 were audited by other auditors whose reports thereon have been furnished to us. Our opinion expressed herein, insofar as it relates to amounts included for FluoroScan Imaging Systems, Inc., is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Hologic, Inc. and subsidiaries as of September 30, 1995 and September 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 1996, in conformity with generally accepted accounting principles.

                                                           ARTHUR ANDERSEN LLP
Boston, Massachusetts
November 6, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Hologic, Inc.:

We have audited the accompanying consolidated balance sheets of Hologic, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1995 and September 28, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of FluoroScan Imaging Systems, Inc., a company acquired during 1996 in a transaction accounted for as a pooling of interests, as discussed in Note 3. Such statements are included in the consolidated financial statements of Hologic, Inc. and reflect total revenues of 19% in 1994 and total assets and total revenues of 23% in 1995, of the related consolidated totals. The statements for 1994 and 1995 were audited by other auditors whose reports thereon have been furnished to us. Our opinion expressed herein, insofar as it relates to amounts included for FluoroScan Imaging Systems, Inc., is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Hologic, Inc. and subsidiaries as of September 30, 1995 and September 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 1996, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP



Boston, Massachusetts
November 6, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors of FluoroScan Imaging Systems, Inc.:

We have audited the accompanying consolidated balance sheet of FluoroScan Imaging Systems, Inc. and subsidiary as of December 31, 1995 and the related consolidated statements of income, stockholder's equity, cash flows for each of the two years in the period ended December 31, 1995 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FluoroScan Imaging Systems, Inc., and subsidiary at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                             BDO Seidman, LLP
Chicago, Illinois
February 23, 1996

                         HOLOGIC, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS


                                                                  September 30,        September 28,
                              ASSETS                                  1995                 1996
CURRENT ASSETS:
   Cash and cash equivalents                                      $ 12,886,413         $ 28,754,023
   Short-term investments                                            2,492,671           46,907,728
   Accounts receivable, less reserves of $850,000 and
      $1,360,000 in 1995 and 1996, respectively                     13,544,746           21,735,613
   Inventories                                                       8,556,505           11,122,988
   Prepaid expenses and other current assets                         2,260,216            4,513,375
                                                             -----------------    -----------------

           Total current assets                                     39,740,551          113,033,727
                                                             -----------------    -----------------



PROPERTY AND EQUIPMENT, AT  COST:
   Equipment                                                         3,326,465            4,813,647
   Furniture and fixtures                                            1,129,061            1,349,659
   Leasehold improvements                                              848,876            1,494,936
                                                             -----------------    -----------------
                                                                     5,304,402            7,658,242

   Less--Accumulated depreciation and amortization                   3,254,750            3,973,723
                                                             -----------------    -----------------
                                                                     2,049,652            3,684,519
                                                             -----------------    -----------------


OTHER ASSETS, NET                                                    2,292,555            6,389,210
                                                             -----------------    -----------------

                                                                  $ 44,082,758         $123,107,456
                                                               ===============    =================


                                                                  September 30,       September 28,
               LIABILITIES AND STOCKHOLDERS' EQUITY                   1995                 1996
CURRENT LIABILITIES:
   Line of credit                                                 $  2,058,898         $  2,534,740
   Accounts payable                                                  4,483,275            4,025,790
   Accrued expenses                                                  4,616,273            7,515,365
   Deferred revenue                                                  1,392,667            1,758,871

                                                             -----------------   ------------------

           Total current liabilities                                12,551,113           15,834,766
                                                             -----------------   ------------------

COMMITMENTS (Note 9)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
      Authorized--1,622,685 shares
      Issued and outstanding--none                                           -                    -
   Common stock, $.01 par value-
      Authorized--30,000,000 shares
      Issued and outstanding--9,323,077 shares and
        12,871,274 shares in 1995 and 1996, respectively                93,231              128,713
   Capital in excess of par value                                   24,467,440           89,253,570
   Retained earnings                                                 7,115,983           18,069,697
   Cumulative translation adjustment                                  (145,009)            (179,290)
                                                             -----------------   ------------------

           Total stockholders' equity                               31,531,645          107,272,690
                                                             -----------------   ------------------

                                                                  $ 44,082,758         $123,107,456
                                                              ================   ==================


The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS


                                                                  September 30,        September 28,
                              ASSETS                                  1995                 1996
CURRENT ASSETS:
   Cash and cash equivalents                                      $ 12,886,413         $ 28,754,023
   Short-term investments                                            2,492,671           46,907,728
   Accounts receivable, less reserves of $850,000 and
      $1,360,000 in 1995 and 1996, respectively                     13,544,746           21,735,613
   Inventories                                                       8,556,505           11,122,988
   Prepaid expenses and other current assets                         2,260,216            4,513,375
                                                             -----------------    -----------------

           Total current assets                                     39,740,551          113,033,727
                                                             -----------------    -----------------



PROPERTY AND EQUIPMENT, AT  COST:
   Equipment                                                         3,326,465            4,813,647
   Furniture and fixtures                                            1,129,061            1,349,659
   Leasehold improvements                                              848,876            1,494,936
                                                             -----------------    -----------------
                                                                     5,304,402            7,658,242

   Less--Accumulated depreciation and amortization                   3,254,750            3,973,723
                                                             -----------------    -----------------
                                                                     2,049,652            3,684,519
                                                             -----------------    -----------------


OTHER ASSETS, NET                                                    2,292,555            6,389,210
                                                             -----------------    -----------------

                                                                  $ 44,082,758         $123,107,456
                                                               ===============    =================


                                                                  September 30,       September 28,
               LIABILITIES AND STOCKHOLDERS' EQUITY                   1995                 1996
CURRENT LIABILITIES:
   Line of credit                                                 $  2,058,898         $  2,534,740
   Accounts payable                                                  4,483,275            4,025,790
   Accrued expenses                                                  4,616,273            7,515,365
   Deferred revenue                                                  1,392,667            1,758,871

                                                             -----------------   ------------------

           Total current liabilities                                12,551,113           15,834,766
                                                             -----------------   ------------------

COMMITMENTS (Note 9)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
      Authorized--1,622,685 shares
      Issued and outstanding--none                                           -
   Common stock, $.01 par value-
      Authorized--30,000,000 shares
      Issued and outstanding--9,323,077 shares and
        12,871,274 shares in 1995 and 1996, respectively                93,231              128,713
   Capital in excess of par value                                   24,467,440           89,253,570
   Retained earnings                                                 7,115,983           18,069,697
   Cumulative translation adjustment                                  (145,009)            (179,290)
                                                             -----------------   ------------------

           Total stockholders' equity                               31,531,645          107,272,690
                                                             -----------------   ------------------

                                                                  $ 44,082,758         $123,107,456
                                                              ================   ==================


The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                     ------------------------Years Ended------------------------
                                                          September 24,       September 30,       September 28,
                                                               1994                1995                1996
REVENUES:
   Product sales                                          $  46,226,614        $  54,276,761       $  88,200,646
   Other revenue                                              1,427,634            2,270,068           3,389,979
                                                     ------------------   ------------------  ------------------

                                                             47,654,248           56,546,829          91,590,625
                                                     ------------------   ------------------  ------------------

COSTS AND EXPENSES:
   Cost of product sales                                     24,521,726           27,548,992          41,252,990
   Research and development                                   3,667,765            4,498,857           7,283,430
   Selling and marketing                                      7,781,351           11,052,233          16,504,076
   General and administrative                                 5,795,030            6,878,759           9,080,580
   Litigation expenses                                                -            2,533,493             797,819
   Acquisition expenses                                               -                    -           1,948,889
                                                     ------------------   ------------------  ------------------

                                                             41,765,872           52,512,334          76,867,784
                                                     ------------------   ------------------  ------------------

           Income from operations                             5,888,376            4,034,495          14,722,841

INTEREST INCOME                                                 436,881              883,245           2,583,404

OTHER INCOME (EXPENSE)                                           69,687              (56,484)           (249,379)
                                                     ------------------   ------------------  ------------------

           Income before provision for income taxes           6,394,944            4,861,256          17,056,866

PROVISION FOR INCOME TAXES                                    1,627,000            1,513,000           5,700,000
                                                     ------------------   ------------------  ------------------

           Net income                                      $  4,767,944         $  3,348,256       $  11,356,866
                                                     ==================   ==================  ==================

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
    Primary                                                  $   .51              $   .34             $   .91
                                                             =======              =======             =======
    Fully diluted                                            $   .49              $   .33
                                                             =======              =======

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING:
    Primary                                                9,355,055            9,830,637          12,523,983
                                                       =============        =============       =============
    Fully diluted                                          9,648,847           10,229,729
                                                       =============        =============

The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                  Common Stock               Capital in
                                                                              Number           $.01           Excess of
                                                                             of Shares       Par Value        Par Value
BALANCE, SEPTEMBER 25, 1993                                                  8,719,525   $      87,195    $     19,098,069
   Issuance of common stock                                                    222,210           2,222           3,997,755
   Repurchase and retirement of common stock                                    (9,321)            (93)            (97,407)
   Amortization of deferred compensation                                             -               -                   -
   Exercise of stock options                                                   156,328           1,564             364,866
   Tax benefit from stock options exercised                                          -               -             200,000
   Net income                                                                        -               -                   -
   Translation adjustments                                                           -               -                   -
                                                                         -------------   -------------    ----------------

BALANCE, SEPTEMBER 24, 1994                                                  9,088,742          90,888          23,563,283
   Exercise of common stock warrants                                            39,297             393                (393)
   Amortization of deferred compensation                                             -               -                   -
   Exercise of stock options                                                   129,436           1,294             241,965
   Issuance of common stock under employee stock purchase plan                   9,560              96              59,057
   Stock issuance in conjunction with collaboration agreement                   56,042             560             323,528
   Tax benefit from stock options exercised                                          -               -             280,000
   Net income                                                                        -               -                   -
   Translation adjustments                                                           -               -                   -
                                                                         -------------   -------------    ----------------

BALANCE, SEPTEMBER 30, 1995                                                  9,323,077          93,231          24,467,440
   Exercise of common stock warrants                                           357,037           3,570           8,040,811
   Issuance of common stock, net of issuance costs of $390,774               2,492,000          24,920          49,168,876
   Compensation expense related to issuance of stock options                         -               -             109,780
   Adjustment for FluoroScan Imaging Systems, Inc. pooling of
      interests from year-end change (Note 3)                                        -               -                   -
   Exercise of stock options                                                   684,310           6,843           2,374,909
   Issuance of common stock under employee stock purchase plan                  14,850             149             161,754
   Tax benefit from stock options exercised                                          -               -           4,930,000
   Net income                                                                        -               -                   -
   Translation adjustments                                                           -               -                   -
                                                                         -------------   -------------    ----------------

BALANCE, SEPTEMBER 28, 1996                                                 12,871,274   $     128,713    $     89,253,570
                                                                         =============   =============    ================

                                                                 Retained                             Cumulative         Total
                                                                 Earnings           Deferred         Translation      Stockholders'

                                                                 (Deficit)         Compensation        Adjustment        Equity


BALANCE, SEPTEMBER 25, 1993                                   $  (1,000,217)     $    (46,896)    $    (167,579)    $   17,970,572
   Issuance of common stock                                               -                 -                 -          3,999,977
   Repurchase and retirement of common stock                              -                 -                 -            (97,500)
   Amortization of deferred compensation                                  -            37,591                 -             37,591
   Exercise of stock options                                              -                 -                 -            366,430
   Tax benefit from stock options exercised                               -                 -                 -            200,000
   Net income                                                     4,767,944                 -                 -          4,767,944
   Translation adjustments                                                -                 -            (1,454)            (1,454)
                                                              -------------      ------------     -------------     --------------

BALANCE, SEPTEMBER 24, 1994                                       3,767,727            (9,305)         (169,033)        27,243,560
   Exercise of common stock warrants                                      -                 -                 -                  -
   Amortization of deferred compensation                                  -             9,305                 -              9,305
   Exercise of stock options                                              -                 -                 -            243,259
   Issuance of common stock under employee stock purchase plan            -                 -                 -             59,153
   Stock issuance in conjunction with collaboration agreement             -                 -                 -            324,088
   Tax benefit from stock options exercised                               -                 -                 -            280,000
   Net income                                                     3,348,256                 -                 -          3,348,256
   Translation adjustments                                                -                 -            24,024             24,024
                                                           ----------------    --------------     -------------  -----------------

BALANCE, SEPTEMBER 30, 1995                                       7,115,983                 -          (145,009)        31,531,645
   Exercise of common stock warrants                                      -                 -                 -          8,044,381
   Issuance of common stock, net of issuance costs of $390,774            -                 -                 -         49,193,796
   Compensation expense related to issuance of stock options              -                 -                 -            109,780
   Adjustment for FluoroScan Imaging Systems, Inc. pooling of
      interests from year-end change (Note 3)                      (403,152)                -                 -           (403,152)

   Exercise of stock options                                              -                 -                 -          2,381,752
   Issuance of common stock under employee stock purchase plan            -                 -                 -            161,903
   Tax benefit from stock options exercised                               -                 -                 -          4,930,000
   Net income                                                    11,356,866                 -                 -         11,356,866
   Translation adjustments                                                -                 -           (34,281)           (34,281)
                                                           ----------------    --------------     -------------  -----------------

BALANCE, SEPTEMBER 28, 1996                                $     18,069,697      $          -     $    (179,290) $     107,272,690
                                                           ================      ============     =============  =================

The accompanying notes are an integral part of these consolidated financial statement.

                         HOLOGIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    -----------------Years Ended------------------
                                                                                    September 24,   September 30,    September 28,
                                                                                        1994             1995             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $  4,767,944    $  3,348,256     $ 11,356,866
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities-
      Depreciation and amortization                                                      773,896         704,471          889,550
      Adjustment for FluoroScan Imaging Systems, Inc. pooling
        of interests from year-end change (Note 3)                                             -               -         (403,152)
      Compensation expense related to issuance of stock options                                -               -          109,780
      Changes in assets and liabilities-
        Accounts receivable                                                           (5,688,781)     (1,413,830)      (8,853,238)
        Inventories                                                                     (992,714)     (2,979,382)      (2,666,599)
        Prepaid expenses and other current assets                                       (333,513)       (247,043)      (2,268,108)
        Accounts payable                                                                (183,706)      2,094,602         (403,566)
        Accrued expenses                                                                (517,462)        771,440        2,936,322
        Deferred revenue                                                                  27,344         505,765          384,142
                                                                                    ------------    ------------     ------------

                Net cash provided by (used in) operating activities                   (2,146,992)      2,784,279        1,081,997
                                                                                    ------------    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of held-to-maturity investments                                                   -               -       (3,830,832)
   Purchases of available-for-sale investments                                        (8,979,190)     (4,367,946)     (75,561,809)
   Sales of available-for-sale investments                                             8,899,850       5,394,790       31,146,752
   Purchase of property and equipment, net                                              (890,568)     (1,042,792)      (2,382,639)
   (Increase) decrease in other assets                                                  (267,857)       (365,011)          71,161
                                                                                    ------------    ------------     ------------

                Net cash used in investing activities                                 (1,237,765)       (380,959)     (50,557,367)
                                                                                    ------------    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (settlement) under line of credit                                        2,311,352        (536,200)         604,654
   Payment of reorganization debt                                                       (214,892)              -                -
   Net proceeds from exercise of common stock warrants                                         -               -        8,044,381
   Net proceeds from sale of common stock                                              4,366,407         302,412       51,737,451
   Purchase and retirement of common stock                                              (97,500)               -                -
   Tax benefit from stock options exercised                                             200,000          280,000        4,930,000
                                                                                    ------------    ------------     ------------

                Net cash provided by financing activities                              6,565,367          46,212       65,316,486
                                                                                    ------------    ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (94,627)        (15,082)          26,494
                                                                                    ------------    ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              3,085,983       2,434,450       15,867,610

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           7,365,980      10,451,963       12,886,413
                                                                                    ------------    ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                              $ 10,451,963    $ 12,886,413     $ 28,754,023
                                                                                    ============    ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for income taxes                                       $  1,287,440    $    860,309     $  2,959,167
                                                                                    ============    ============     ============

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS:
   Preferred stock investment acquired in exchange
      for common stock                                                              $          -    $    324,088     $          -
                                                                                    ============    ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)     OPERATIONS

        Hologic, Inc. (the Company) is engaged in the development, manufacture and distribution of proprietary x-ray and other medical systems. On August 29, 1996, the Company completed a merger with FluoroScan Imaging Systems, Inc., a manufacturer of low-intensity, real-time x-ray imaging devices (see Note 3).

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

        (b)     Fiscal Year

                The Company's fiscal year ends on the last Saturday in September. Fiscal 1994, 1995 and 1996 ended on September 24, 1994, September 30, 1995 and September 28, 1996, respectively. Operations for fiscal 1994 and 1996 include 52 weeks and 1995 includes 53 weeks.

        (c)     Stock Split

                On March 25, 1996, the Company affected a two-for-one stock split. The stock split has been retroactively reflected in the accompanying consolidated financial statements and notes for all periods presented.

        (d)     Management Estimates

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

                         HOLOGIC, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        (e)     Cash and Cash Equivalents and  Investments

                The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at September 30, 1995 and September 28, 1996 are approximately $4,217,000 and $8,735,000, respectively, of securities purchased under agreements to resell. The securities purchased under agreements to resell are collateralized by U.S. Government securities. Short-term investments have maturities of greater than three months and consist of securities issued by the U.S. Government and its agencies. Investments with maturities of greater than one year have been classified as long-term. As of September 28, 1996, the Company had long-term investments of approximately $3,831,000, with an average maturity period of 25 months, which are included in other assets in the accompanying consolidated balance sheets.

                The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. The investments that the Company has deemed held-to- maturity include cash equivalents and securities issued by U.S. Government agencies, which total approximately $10,305,000 and $20,473,000 at September 30, 1995
                and September 28, 1996, respectively. Investments purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale; the investments that the Company has deemed available for sale total approximately $1,803,000 and $54,396,000 at September 30, 1995 and September 28, 1996,
                respectively. These investments consist of securities issued by the U.S. Government and are carried at cost, which approximates fair market value.

        (f)     Concentration of Credit Risk

                SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. The Company utilizes distributors in certain countries with various credit terms, depending on the individual circumstances. One distributor had amounts due to the Company of approximately $2,231,000 and $2,633,000 as of September 30, 1995 and September 28, 1996, respectively. This distributor accounted for 22%, 15%, and 10% of product sales for fiscal 1994, 1995 and 1996, respectively. The Company has not experienced any material losses related to receivables from individual customers or groups of customers in the x-ray and medical devices industry.

                        HOLOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)



(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        (g)     Disclosure of Fair Value of Financial Instruments

                The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable, line of credit and accounts payable. The carrying amounts of the Company's cash and cash equivalents, short-term investments, accounts receivable, line of credit and accounts payable approximate fair value due to the short-term nature of these instruments.

        (h)     Inventories

                Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                   September 30,  September 28,
                                                       1995           1996

                Raw materials and work-in-process   $ 5,669,780    $ 8,291,870
                Finished goods                        2,886,725      2,831,118
                                                    -----------    -----------

                                                    $ 8,556,505    $11,122,988
                                                    ===========    ===========

                Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

        (i)     Depreciation and Amortization

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

                                                                   Estimated
                      Asset Classification                        Useful Life

                Equipment                                            5 Years
                Furniture and fixtures                             5-7 Years
                Leasehold improvements                         Life of lease

                        HOLOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        (j)     Long-Lived Assets

                The Company assesses the realizability of its long-lived assets, including intangible assets, in accordance with SFAS No. 121, Accounting for Impairment of Long-lived Assets and for Long-lived Assets To Be Disposed Of.

        (k)     Foreign Currency Translation

                The Company translates the financial statements of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. Gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment, included in stockholders' equity in the accompanying consolidated balance sheets.

                Transaction gains in fiscal 1994, 1995 and 1996 were not significant.

        (l)     Revenue Recognition

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

        (m)     Research and Development and Software Development Costs

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

                        HOLOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        (n)     Net Income per Common and Common Equivalent Share

                Net income per share data are computed using the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from stock options and warrants have been included in the computation using the treasury stock method only when their effect would be dilutive. Fully diluted net income per share has been separately presented only when the difference from primary net income per share is significant.

        (o)     Derivative Financial Instruments

                During fiscal 1996, the Company adopted SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, which requires disclosures about derivative financial instruments. The adoption of this standard did not have an effect on its consolidated financial position or results of operations. At September 30, 1995 and September 28, 1996, the Company had no instruments requiring disclosure under SFAS No. 119.

(3)     ACQUISITION OF FLUOROSCAN IMAGING SYSTEMS, INC.

        On August 29, 1996, the Company acquired all the common stock of FluoroScan Imaging Systems, Inc. (FluoroScan) in exchange for 1,454,901 shares of the Company's common stock. Under the terms of the agreement, FluoroScan shareholders received .31069 of a share of the Company's common stock in exchange for each share of FluoroScan common stock. Additionally, all outstanding options and warrants to acquire FluoroScan common stock were converted to options and warrants to acquire 297,517 shares of the Company's common stock. FluoroScan is a manufacturer and distributor of low-intensity, real-time X-ray imaging devices.

        The merger qualifies as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of FluoroScan for all periods presented. FluoroScan's fiscal year-end has been changed from December 31 to the last Saturday in September to conform to the Company's fiscal year-end. Fiscal 1994 represents the results of Hologic, Inc. (Hologic) and FluoroScan for the years ended September 24, 1994 and December 31, 1994, respectively. Fiscal 1995 represents the results of Hologic and FluoroScan as of and for the year ended September 30, 1995 and December 31, 1995, respectively. Fiscal 1996 represents the results of Hologic and FluoroScan as of and for the twelve months ended September 28, 1996. Based on the difference in fiscal year-ends, results of operations for the three months ended December 31, 1995 for FluoroScan have been included in the accompanying consolidated statements of income for both fiscal 1995 and 1996. For the three months ended December 31, 1995, FluoroScan recorded total revenues of $3,877,968 and net income of $403,152.

                        HOLOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(3)     ACQUISITION OF FLUOROSCAN IMAGING SYSTEMS, INC. (Continued)

        Accordingly, the retained earnings (deficit) and net income in the accompanying consolidated statement of stockholders' equity and cash flows, respectively, have been adjusted in fiscal 1996 to reflect the net income of FluoroScan for the three months ended December 31, 1995.

        Separate and combined results of Hologic and FluoroScan during the periods preceding the merger were as follows:

                                                                       Hologic            FluoroScan           Combined
         Nine Months Ended June 29, 1996
         (Unaudited)-
            Net revenues                                           $  56,349,729         $ 10,870,000        $ 67,219,729
            Net income                                                 8,271,037              972,557           9,243,594

         Fiscal Year Ended September 30, 1995-
            Net revenues                                           $  43,399,850         $ 13,146,979        $ 56,546,829
            Net income                                                 1,869,519            1,478,737           3,348,256

         Fiscal Year Ended September 24, 1994-
            Net revenues                                           $  38,483,743         $  9,170,505        $ 47,654,248
            Net income                                                 2,995,177            1,772,767           4,767,944

(4)     LINE OF CREDIT

        The Company maintains a line of credit with a bank for the equivalent of $3,000,000, which bears interest at the Paris Interbank Offered Rate (4.62% at September 28, 1996) plus 1.50%. The borrowings under this line are primarily used by the Company's European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with a 30-day notice. The average outstanding balance during fiscal 1996 was approximately $2,177,000, and the weighted average interest rate for fiscal 1996 was 6.29%. Interest expense on this line of credit of approximately $79,000, $204,000 and $154,000 has been included in other expenses in the accompanying consolidated statements of income for 1994, 1995 and 1996, respectively.

                        HOLOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(5)  INCOME TAXES

     The Company provides for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.

     The provision for income taxes in the accompanying consolidated statements of income consists of the following:

                                             --------------------------Years Ended-------------------------
                                                 September 24,        September 30,         September 28,
                                                     1994                 1995                  1996
         Federal-
            Current                          $       2,236,800     $      1,073,100       $       5,942,000
            Deferred                                  (778,800)             198,900                (569,000)
                                             -----------------    -----------------     -------------------
                                                     1,458,000            1,272,000               5,373,000
                                             -----------------    -----------------     -------------------
         State-
            Current                                    169,000              231,000                 315,000
                                             -----------------    -----------------     -------------------
         Foreign-
            Current                                          -               10,000                  12,000
                                             -----------------    -----------------     -------------------
                                             $       1,627,000     $      1,513,000       $       5,700,000
                                             =================     ================       =================

        A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                          ----------------------Years Ended-----------------------
                                                                          September 24,        September 30,         September 28,
                                                                              1994                 1995                  1996
         Income tax provision at federal statutory rate                      34.0 %                34.0 %                34.0 %
         Increase (decrease) in tax resulting from-
            Net effect of (income) losses of foreign subsidiaries
               not provided                                                  (0.6)                 (3.5)                  0.1
            State tax provision, net of federal benefit                       2.4                   4.1                   1.1
            Research and development tax credit                              (0.3)                 (1.0)                 (2.0)
            Effect of not providing U.S. taxes on exempt FSC income          (3.1)                 (2.8)                 (1.0)
            Nondeductible pooling of interest expenses                        -                     -                     2.9
            Decrease in valuation allowance                                  (9.3)                  -                     -
            Other                                                             2.3                   0.3                  (1.7)
                                                                           ------                ------                ------
         Effective tax rate                                                  25.4 %                31.1 %                33.4 %
                                                                           ======                ======                ======

                        HOLOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(5)  INCOME TAXES (Continued)

     The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

                                                           Years Ended
                                       September 24,      September 30,      September 28,
                                          1994                1995               1996
         Domestic                      $   6,276,206      $   4,330,083      $  17,481,453
         Foreign                             118,738            531,173           (424,587)
                                       -------------      -------------      -------------
                                       $   6,394,944      $   4,861,256      $  17,056,866
                                       =============      =============      =============

     During fiscal 1994, 1995 and 1996, the Company realized tax benefits of approximately $200,000, $280,000 and $4,930,000, respectively, relating to the exercise of certain stock options. These benefits are reflected as a component of capital in excess of par value.

     The components of the net deferred tax asset recognized as other current assets in the accompanying consolidated balance sheets are as follows:

                                            September 30,     September 28,
                                               1995              1996
         Deferred tax assets                 $  1,188,000      $  2,437,000
         Valuation allowance                     (488,000)         (658,000)
                                             ------------      ------------

                                             $    700,000      $  1,779,000
                                             ============      ============

        The approximate income tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is approximately as follows:

                                                                   September 30,     September 28,
                                                                       1995              1996
         Foreign net operating loss carryforwards                  $     353,000     $     523,000
         Nondeductible accruals                                          290,000           864,000
         Nondeductible reserves                                          511,000         1,005,000
         Other temporary differences                                      34,000            45,000
                                                                   -------------     -------------

                                                                   $   1,188,000     $   2,437,000
                                                                   =============     =============

                        HOLOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(5)  INCOME TAXES (Continued)

     In fiscal 1996, the valuation allowance increased $170,000 as a result of the foreign net operating losses incurred in fiscal 1996. The valuation allowance relates primarily to certain deferred tax assets in foreign jurisdictions, for which realization is uncertain.

(6)  COMMON STOCK

     (a)   Stock Option Plans

           The Company's 1986 Combination Stock Option Plan (the 1986 Plan) is administered by the Board of Directors and authorizes the Company to issue options to purchase up to 1,900,000 shares that have been reserved by the Company. Under the terms of the 1986 Plan, the Company granted employees either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock at a price not less than fair market value at the date of grant. In addition, the Company may grant nonqualified options to other participants. During fiscal 1996, the 1986 Plan was terminated. Options granted under the 1986 Plan vest over a five-year period and are exercisable at varying dates.

           The Company's 1994 Stock Option Plan (the 1994 Plan) and the 1995 Stock Option Plan (the 1995 Plan), both of which were originally adopted by FluoroScan, are administered by the Board of Directors and the Company has issued options to purchase 289,252 shares of the Company's common stock, as of September 28, 1996. Under the terms of the 1994 Plan and the 1995 Plan, the Company may grant employees either incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and deferred stock awards at a price not less than the fair market value on the date of grant. The Company does not intend to grant any additional options under this plan.

           In June 1995, the Board of Directors adopted the 1995 Combination Stock Option Plan (the 1995 Combination Plan), pursuant to which the Company is authorized to issue 1,100,000 options to purchase shares. Under the terms of the 1995 Combination Plan, the Company may grant employees either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock at a price not less than the fair market value at the date of grant. In addition, the Company may grant nonqualified options to other participants. As of September 28, 1996, the Company had 404,914 options available for grant under this plan.

                        HOLOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(6)  COMMON STOCK (Continued)

     (a)   Stock Option Plans (Continued)

           The Company's 1990 Nonemployee Director Stock Option Plan (the Directors' Plan) allows for eligible directors to receive options to purchase 10,000 shares of common stock upon election as a director. The options vest ratably over a five-year period. In addition, eligible directors are entitled to annual option grants to purchase 8,000 shares of common stock, which vest after six months. Option grants under the Directors' Plan are at not less than fair market value on the date of grant. The Company has reserved 200,000 shares of common stock for issuance under the Directors' Plan. As of September 28, 1996, the Company had 96,000 options available for grant.

           The Company's 1994 Directors' Stock Option Plan (the 1994 Directors'
           Plan), originally adopted by FluoroScan, allows for eligible directors to receive options to purchase an aggregate of 9,321 shares of common stock. Option grants under the 1994 Directors' Plan are at not less than the fair market value on the date of grant. As of September 28, 1996 the Company has issued options to purchase 22,370 shares of common stock under the 1994 Directors' Plan. The Company does not intend to grant any additional options under this plan.

           The following table summarizes all stock option activity under all of the plans for the three years ended September 28, 1996.

                                                                           Number             Exercise Price
                                                                         of Shares               per Share
                Outstanding, September 25, 1993                            743,300      $       .05-$       8.88
                 Granted                                                   688,511             1.82-       21.69
                 Terminated                                                (26,991)             .50-       19.92
                 Exercised                                                (156,328)             .05-        4.25
                                                                        ----------      ------------------------

                Outstanding, September 24, 1994                          1,248,492              .05-       21.69
                 Granted                                                   892,624             6.19-       32.59
                 Terminated                                                (15,821)            1.94-       19.92
                 Exercised                                                (129,436)             .05-        7.07
                                                                        ----------      ------------------------

                Outstanding, September 30, 1995                          1,995,859              .05-       32.59
                 Granted                                                   312,072            11.50-       46.88
                 Terminated                                                (36,374)            1.94-       30.58
                 Exercised                                                (667,372)             .05-       20.72
                                                                        ----------      ------------------------

                Outstanding, September 28, 1996                          1,604,185      $      .50-$       46.88
                                                                        ==========      ========================

                Exercisable, September 28, 1996                             205,956     $       .50-$      18.75
                                                                        ===========     =========================

                        HOLOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(6)     COMMON STOCK (Continued)

        (a)     Stock Option Plans (Continued)

                In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to the financial statements. The Company is required to adopt SFAS No. 123 in fiscal 1997 and has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company will be required to disclose the pro forma net income or loss and per share amounts in the notes to financial statements using the fair-value-based method beginning in the year ending September 27, 1997, with comparable disclosures for the year ended September 28, 1996. The Company has not determined the impact of these pro forma adjustments.

        (b)     Employee Stock Purchase Plan

                In December 1994, the Company adopted the 1995 Employee Stock Purchase Plan (the ESP Plan) in compliance with Section 423 of the Internal Revenue Code. Employees who have completed 12 consecutive months or two years, whether or not consecutive, of employment with the Company are eligible to participate in the ESP Plan. The ESP Plan allows participants to purchase common stock of the Company at 85% of the fair market value, as defined. The Company may issue up to 200,000 shares under the ESP Plan. During fiscal 1995 and 1996, the Company issued 9,560 and 14,850 shares, respectively, under the ESP Plan. At September 28, 1996, the Company has 175,590 shares available for purchase under the ESP Plan.

        (c)     Rights Agreement

                In December 1992, the Company adopted a shareholder rights plan. The plan is intended to protect shareholders from unfair or coercive takeover practices. In accordance with the plan, the Board of Directors declared a dividend distribution of one common stock purchase right for each share of common stock outstanding until the rights become detachable. Each right entitles the registered holder to purchase from the Company one share of common stock for $15, adjusted for certain events. In the event that the Company is acquired in a merger or other business combination transaction or more than 50% of its assets or earning power is sold, each holder shall thereafter have the right to receive, upon exercise of each right, that number of shares of common stock of the acquiring company which, at the time of such transaction, would have a market value of two times the $15 per share exercise price. The rights will not be detachable or exercisable until certain events occur. The Board of Directors may elect to terminate the rights under certain circumstances. Subsequent to year end, the Board of Directors increased the exercise price per share to $90.

                        HOLOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(6)     COMMON STOCK (Continued)

        (d)     Secondary Public Offering

                On January 26, 1996, the Company completed a secondary public offering of 2,492,000 shares of its common stock. The proceeds to the Company, net of underwriting discounts, commissions and offering expenses were approximately $49,194,000.

        (e)     Initial Public Offering

                In July 1994, prior to becoming a wholly owned subsidiary of the Company through the merger discussed in Note 3, in July 1994, FluoroScan completed an initial public offering of 222,210 shares of common stock. The proceeds to the Company net of underwriting discounts, commissions and offering expenses were approximately $4,000,000.

        (f)     Warrants

                In conjunction with FluoroScan's initial public offering, the Company issued 357,294 warrants to purchase common stock at an exercise price of $22.53. In July 1996, the Company redeemed 357,037 warrants resulting in proceeds to the Company of approximately $8 million. Of the warrants issued to underwriters, which were not subject to redemption, 257 remained outstanding at September 28, 1996. The underwriters' warrants expire in July 1999.

        (g)     Underwriter's Option

                In conjunction with FluoroScan's initial public offering, the Company sold to the underwriter an option to purchase up to 31,069 shares of common stock at an exercise price of $33.80. As of September 28, 1996, there were 14,131 options outstanding. The options expire in July 1999.

(7)     PROFIT-SHARING 401(k) PLAN

        The Company has a qualified profit-sharing plan covering substantially all of its employees. Contributions to the plan are at the discretion of the Company's Board of Directors. The Company has recorded approximately $120,000, $135,000 and $309,000 as a provision for the profit-sharing contribution for fiscal 1994, 1995 and 1996, respectively.

                        HOLOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(8)     RELATED-PARTY TRANSACTIONS

        (a)     Management Services Agreement

                The Company has an agreement with Vivid Technologies, Inc. (Vivid), an affiliated company, whereby the Company provides management, administrative and support services. In addition, the Company leased a portion of its facilities to Vivid through February 1996 for approximately $15,000 per month. Vivid paid the Company for all direct costs incurred, as well as a portion of the Company's overhead costs, as defined, representing the pro rata portion of costs attributable to Vivid. The Company charged Vivid approximately $544,000, $530,000 and $325,000 under the agreement during fiscal 1994, 1995 and 1996, respectively, which have been offset against operating expenses of the Company. Vivid also purchased approximately $229,000 and $210,000 of inventory and spare parts from the Company in fiscal 1994 and 1995, respectively. Vivid did not make any purchases from the Company in fiscal 1996. Of these amounts, approximately $463,000 and $34,000 were unpaid as of September 30, 1995 and September 28, 1996, respectively.

        (b)     License and Technology Agreement

                The Company has an agreement with Vivid whereby Vivid obtained a perpetual, exclusive worldwide license to utilize certain of the Company's technology and patents for the sole purpose of developing baggage and inspection security systems (the Exclusive License). In September 1996, this license was amended to grant Vivid a nonexclusive license to utilize these patents and technology for certain new product development for other applications (the Nonexclusive License). Royalty payments to the Company under the Exclusive License are 5% of product revenue on Vivid's first $50 million in sales; thereafter, payments are 3% of Vivid's sales up to $200 million. Royalty payments under the Nonexclusive License are 3% on sales up to $200 million. No royalty payments will be made on aggregate revenues in excess of $200 million for either the Exclusive License or the Nonexclusive License. The agreement terminates by mutual agreement of the two parties or under certain other circumstances, as defined. The Company recognized approximately $688,000, $719,000 and $775,000 of royalty revenue under the Exclusive License for fiscal 1994, 1995 and 1996, respectively. Approximately $351,000 and $624,000 were outstanding at September 30, 1995 and September 28, 1996, respectively. The Company has not recognized any royalty revenue under the Nonexclusive License.

                        HOLOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

(9)     COMMITMENTS

        (a)     Operating Leases

                The Company and its subsidiaries lease certain equipment and conduct their operations in leased facilities under operating lease agreements that expire through fiscal 2002. In addition, the facility lease requires the Company to pay a percentage of real estate taxes and certain operating costs of the property. Future minimum lease payments under the operating leases are approximately as follows:


                    Fiscal Year Ending                    Amount
                    September 27, 1997                $     914,000
                    September 26, 1998                      863,000
                    September 25, 1999                      801,000
                    September 24, 2000                      794,000
                    September 30, 2001                      713,000
                    Thereafter                              285,000
                                                      -------------

                                                      $   4,370,000

                Rental expense, net of subrentals from Vivid, was approximately $721,000, $736,000 and $796,000 for fiscal 1994, 1995 and 1996, respectively.

                The lease agreement for the Company's headquarters included a free rent and reduced rent period. The Company recognized the rent expense evenly over the term of the lease agreement.

        (b)     Patent Acquisition

                In fiscal 1992, the Company acquired certain patents pertaining to technology incorporated into certain of the Company's products. The Company paid approximately $245,000 for these patents and related expenses upon entering into the agreement. In May 1993, this agreement was amended such that the Company paid approximately $344,000 for additional patent rights and related expenses, of which $50,000 was paid through the issuance of 21,334 shares of common stock. The Company may be required to make additional payments of common stock (up to a maximum of 64,000 shares) for certain additional patent rights, if and when available. The cost of these patents is being amortized over their expected life of 10 years.

                        HOLOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(9)     COMMITMENTS (Continued)

        (c)     Royalty Agreements

                The Company, through its FluoroScan subsidiary, has two license agreements covering three patents. Under the agreements, the Company is required to pay royalties ranging from 3.5% to 4.5% of sales, as defined. Royalty expense under these agreements was approximately $81,000, $19,000 and $8,000 in 1994, 1995 and
                1996, respectively. The Company has also entered into a sublicense agreement on one of the patents. Royalties earned under this sublicense agreement were approximately $154,000, $204,000 and $35,000 in 1994, 1995 and 1996, respectively.

(10)    COLLABORATION AGREEMENT

        In June 1995, the Company acquired a 5% minority interest in a collaborating company. To acquire this minority interest, the Company issued 56,042 shares of common stock and paid $75,912 in cash in return for all of the outstanding convertible preferred stock of the collaborating company. The Company also entered into a development agreement with the collaborating company related to a certain product. As part of the development agreement, the Company will reimburse the collaborating company for expenses incurred in the development of this product. In order to maintain its exclusive rights in the collaborating company's technology, the Company must meet required sales volumes, as defined, in the five years commencing 90 days after approval of the product by the Food and Drug Administration. The Company is also required to pay royalties to the collaborating company based on net sales of the product, as defined. No royalties were due under the agreement as of September 28, 1996.

(11)    FEE PER SCAN PROGRAM

        The Company has entered into a strategic fee per scan program with a leasing company whereby the Company sells its systems to the leasing company, which, in turn, leases the systems to third parties. Under the terms of the agreement, the Company is contingently liable for a certain amount per system, up to a maximum of the greater of (i) the sale price of four systems or (ii) 10% of the aggregate value of systems sold under the program. At September 28, 1996, the Company has deferred revenue of approximately $280,000 in connection with this program.

                         HOLGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(12)    GEOGRAPHIC INFORMATION

        Revenues, net income (loss) and identifiable assets for the Company's U.S. and European operations are summarized as follows:

                                                         -----------------------------------1994------------------------------------

                                                               United              European
                                                               States            Subsidiaries        Eliminations      Consolidated
         Revenues from unaffiliated customers            $       38,816,948   $       8,837,300   $               -    $ 47,654,248
         Transfers between geographic areas                       2,833,417           1,452,712          (4,286,129)              -
                                                         ------------------   -----------------   -----------------   -------------

                    Total revenues                       $       41,650,365   $      10,290,012   $      (4,286,129)   $ 47,654,248
                                                         ==================   =================   =================    ============

         Net income                                      $        4,642,345   $         118,738   $           6,861    $ 4,767,944
                                                         ==================   =================   =================    ============

         Identifiable assets                             $       32,871,307   $       5,091,193   $      (1,292,657)   $36,669,843
                                                         ==================   =================   =================    ============

                                                         -------------------------------------1995---------------------------------
         Revenues from unaffiliated customers            $       44,396,343   $      12,150,486   $               -    $ 56,546,829
         Transfers between geographic areas                       4,105,914           2,085,185          (6,191,099)              -
                                                         ------------------   -----------------   -----------------    ------------

                    Total revenues                       $       48,502,257   $      14,235,671   $      (6,191,099)   $ 56,546,829
                                                         ==================   =================   =================    ============

         Net income (loss)                               $        2,843,413   $         519,941   $         (15,098)   $  3,348,256
                                                         ==================   =================   =================    ============

         Identifiable assets                             $       39,213,833   $       6,353,095   $      (1,484,170)   $44,082,758
                                                         ==================   =================   =================    ============

                                                         -------------------------------------1996----------------------------------


         Revenues from unaffiliated customers            $       79,688,198   $      11,902,427   $               -    $91,590,625
         Transfers between geographic areas                       6,038,947           1,187,355          (7,226,302)             -
                                                         ------------------   -----------------   ------------------   ------------

                    Total revenues                       $       85,727,145   $      13,089,782   $      (7,226,302)   $91,590,625
                                                         ==================   =================   =================    ============

         Net income (loss)                               $       11,702,269   $        (436,053)  $          90,650    $11,356,866
                                                         ==================   =================   ==================   ============

         Identifiable assets                             $      120,749,056   $       6,549,660   $      (4,191,260)   $123,107,456
                                                         ==================   =================   =================    ============

        Export sales from the United States to unaffiliated customers primarily in Europe and Asia during fiscal 1994, 1995 and 1996 totaled approximately $16,755,000, $16,620,000 and $21,468,000, respectively.

PAGE>

                        HOLOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

(12)    GEOGRAPHIC INFORMATION (Continued)

        Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

        Export product sales as a percentage of total product sales are as follows:

                      -----------------Years Ended------------------
                      September 24,     September 30,   September 28,
                         1994               1995            1996
         Europe           25%                28%             17%
         Asia             30                 22              17
         All others        5                  8               6
                        ----               ----            ----

                          60%                58%             40%
                        ====               ====            ====

(13)    ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                               September 30,    September 28,
                                                   1995             1996
         Accrued payroll and employee benefits  $  975,814         $2,993,389
         Accrued commissions                     1,350,356          2,355,126
         Accrued legal                             639,654            458,447
         Other accrued expenses                  1,650,449          1,708,403
                                                ----------         ----------

                                                $4,616,273         $7,515,365
                                                ==========         ==========

                        HOLOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

(14)    LITIGATION

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

        On January 24, 1995, B.V. Optische Industrie de Oude Delft (Oldelft) filed suit in the United States District Court against the Company seeking unspecified treble damages, attorneys' fees and costs relating to a prior patent dispute between the Company and Oldelft relating to equalization radiography. On December 14, 1995, the litigation was dismissed by the United States District Court. In April 1996, a motion for reconsideration filed by Oldelft was dismissed, and in May 1996, the Company and Oldelft settled the matter.

                        HOLOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(15)    QUARTERLY INCOME STATEMENT INFORMATION (UNAUDITED)

        The following table presents a summary of quarterly results of operations for 1995 and 1996:

                                          -------------------------------------1995---------------------------------------
                                                 First              Second               Third               Fourth
                                                Quarter             Quarter             Quarter             Quarter
Total revenue                                 $ 12,689,777        $ 12,604,857         $14,505,672         $ 16,746,523

Net income                                         984,342             571,299             804,942              987,673

Primary net income per common and
common equivalent share                           .10                 .06                 .08                  .10

Fully diluted net income per common and
common equivalent share
                                                  .10                 .06                 .08                  .09

                                          -------------------------------------1996---------------------------------------

                                                 First              Second               Third               Fourth
                                                Quarter             Quarter             Quarter             Quarter
Total revenue                                $ 18,692,144         $ 22,294,277         $ 26,233,308         $ 24,370,896

Net income                                      1,717,869            3,419,901            4,105,824            2,113,272

Primary net income per common and
common equivalent share                          .16                  .28                  .31                  .15


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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

       (1)  Financial Statements
            Report of Independent Public Accountants

            Consolidated Balance Sheets as of September 30, 1995
            and September 28, 1996

            Consolidated Statements of Operations for the years ended September 24, 1994, September 30, 1995 and September 28, 1996

            Consolidated Statements of Stockholders' Equity for the years ended September 24, 1994, September 30, 1995 and September 28, 1996

            Consolidated Statements of Cash Flows for the years ended September
             24, 1994, September 30, 1995 and September 28, 1996

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

       (3)  Listing of Exhibits


Exhibit
Number                                                            Reference
-------                                                           ---------
2.01        Merger Agreement between the Company and
            its Massachusetts predecessor......                         A
2.02        Agreement and Plan of Merger between the Company,
            Fenway Acquisition Corp., and FluoroScan Imaging
            Systems, Inc.......................                         I-2.01
3.01        Certificate of Incorporation of the Company.........        A
3.02        By-laws of the Company.............                         A
4.01        Specimen certificate for shares of the
            Company's Common Stock.............                         A
4.02        Description of capital stock (contained in the Certificate of Incorporation of the Company filed, as Exhibit 3.01)...  A

4.03        Rights Agreement dated December 22, 1992................    C
4.04        Amendment No. 1 to Rights Agreement.................        G
10.07       1986 Combination Stock Option Plan, as amended............  F*
10.08       Amended and Restated 1990 Non-Employee
            Director Stock Option Plan....................              H
10.09       Employee Stock Purchase Plan of the Company...............  F
10.10       1995 Combination Stock Option Plan........................  H*
10.12       Form of Indemnification Agreement for directors and
            certain officers of the Company....................         A*
10.17       Management Agreement between the Company and
            Vivid Technologies, Inc...............................      A*
10.18       License Agreement between the Company and
            Vivid Technologies, Inc., as amended......................  A
10.19       Distribution Agreement between the Company, Toyo Medic
            Company Limited and Yokogawa Medical Systems, Ltd.........  B*
10.20       Facility lease between the Company and
            Lincoln Street Trust..........................              B
10.21       Orion Corporation Soredex Distribution
            Agreement for Scanora............................           D**
10.22       Employment Agreement with an officer
            of the Company.....................                         E
10.23       Form of Selling Stockholders Agreement............
10.24       Serex License Agreement.................                    H**
10.25       Amendment No.1 to the License Agreement between
            the Company and Vivid Technologies, Inc...........          Filed herewith
10.26       Facility Lease between the Company and
            Mangen Management Company..........                         Filed herewith
10.27       Employment Agreement with an officer of the Company......   I-10.13
10.28       Employment Agreement with an officer of the Company.......  I-10.14
10.29       FluoroScan Imaging Systems, Inc. 1994 Amended
            and Restated Stock Incentive Plan..............             J-99.1
10.30       FluoroScan Imaging Systems, Inc. 1995
            Stock Incentive Plan......................                  J-99.2
10.31       FluoroScan Imaging Systems, Inc. 1994
            Directors Stock Option Plan...................              J-99.3
10.32       First Amendment to the facility lease between the Company
            and Lincoln Street Trust...........                         I-10.17
11.01       Statement re:  Computation of Per Share Earnings........    Filed herewith
22.01       Subsidiaries of the Company........                         Filed herewith
24.01       Consent of Arthur Andersen LLP.....                         Filed herewith
28.01       Press Release dated December 22, 1992.....................  C
28.02       Letter to Stockholders dated December 22, 1992...........   C
----------------------

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

F. The above exhibits were previously filed as an exhibit of the same number to the Company's 1994 Annual Report on Form 10-K and is incorporated herein by reference

G. The above exhibit was previously filed as an exhibit of the above referenced number of the Company's Registration Statement on Form S-3 (Registration No. 33-65019) filed on December 14, 1995 and is incorporated herein by reference.

H The above exhibits were previously filed as an exhibit of the same number to the Company's 1995 Annual Report on Form 10-K and is incorporated herein by reference.

I. The above exhibit was previously filed as an exhibit of the above referenced number of the Company's Proxy Statement and Prospectus on Form S-4 filed (Registration No. 333-08977) on August 6, 1996 and is incorporated herein by reference.

J. The above exhibit was previously filed as an exhibit of the same number of the Company's Registration Statement on Form S-8 (Registration No. 333-11853) filed on September 12, 1996 and is incorporated herein by reference.

(d) Financial Statement Schedules:

    The financial statement schedules required are included as part of Item (2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HOLOGIC, INC.

                                 By: /s/  S. DAVID ELLENBOGEN
                                    -------------------------------
                                          S. DAVID ELLENBOGEN
                                          Chief Executive Officer
Dated:  December 27, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                   Title                                Date
    ---------                   -----                                ----

/s/  S. DAVID ELLENBOGEN      Director
---------------------------   and Chief Executive Officer     December 27, 1996
     S. DAVID ELLENBOGEN


                              Vice President, Finance and
/s/  GLENN P. MUIR            Principal Financial and
---------------------------   Accounting Officer              December 27, 1996
     GLENN P. MUIR


/s/  JAY A. STEIN             Director and
---------------------------   Senior Vice President           December 27, 1996
     JAY A. STEIN


/s/  LARRY GROSSMAN           Director and Vice President     December 27, 1996
---------------------------
     LARRY GROSSMAN


/s/  IRWIN JACOBS             Director                        December 27, 1996
---------------------------
     IRWIN JACOBS


/s/  WILLIAM A. PECK          Director                        December 27, 1996
---------------------------
     WILLIAM A. PECK


/s/  GERALD SEGEL             Director                        December 27, 1996
---------------------------
     GERALD SEGEL


/s/  ELAINE ULLIAN            Director                        December 27, 1996
---------------------------
     ELAINE ULLIAN

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hologic, Inc.

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Hologic, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated November 6, 1996.
Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             Arthur Andersen LLP

Boston, Massachusetts
November 6, 1996

                                  SCHEDULE II



                         HOLOGIC, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                                 (in Thousands)

                                               Balance at  Charged to   Balance
                                               Beginning   Costs and   at End of
                                               of Period    Expenses    Period
                                               ----------  ----------  ---------
Allowance for Uncollectible Amounts Year
 Ended:

September 24, 1994                                $195        655         850
September 30, 1995                                 850                    850
September 28, 1996                                 850        510       1,360


                                 EXHIBIT INDEX

Exhibit
Number                                                                 Reference
------                                                                 ---------

2.01     Merger Agreement between the Company and its Massachusetts
         predecessor..............................................       A
2.02     Agreement and Plan of Merger between the Company, Fenway
         Acquisition Corp., and FluoroScan Imaging Systems, Inc...       I-2.01
3.01     Certificate of Incorporation of the Company..............       A
3.02     By-laws of the Company...................................       A
4.01     Specimen certificate for shares of the Company's Common
         Stock....................................................       A
4.02     Description of capital stock (contained in the
         Certificate of Incorporation of the Company filed, as
         Exhibit 3.01)............................................       A
4.03     Rights Agreement dated December 22, 1992.................       C
4.04     Amendment No. 1 to Rights Agreement......................       G
10.07    1986 Combination Stock Option Plan, as amended...........       F*
10.08    Amended and Restated 1990 Non-Employee Director Stock
         Option Plan..............................................       H
10.09    Employee Stock Purchase Plan of the Company..............       F
10.10    1995 Combination Stock Option Plan.......................       H*
10.12    Form of Indemnification Agreement for directors and
         certain officers of the Company..........................       A*
10.17    Management Agreement between the Company and Vivid
         Technologies, Inc........................................       A*
10.18    License Agreement between the Company and Vivid
         Technologies, Inc., as amended...........................       A
10.19    Distribution Agreement between the Company, Toyo Medic
         Company Limited and Yokogawa Medical Systems, Ltd........       B*
10.20    Facility lease between the Company and Lincoln Street
         Trust....................................................       B
10.21    Orion Corporation Soredex Distribution Agreement for
         Scanora..................................................       D**
10.22    Employment Agreement with an officer of the Company......       E
10.23    Form of Selling Stockholders Agreement...................
10.24    Serex License Agreement..................................       H**
10.25    Amendment No.1 to the License Agreement between the
         Company and Vivid Technologies, Inc......................Filed herewith
10.26    Facility Lease between the Company and Mangen Management
         Company..................................................Filed herewith
10.27    Employment Agreement with an officer of the Company......       I-10.13
10.28    Employment Agreement with an officer of the Company......       I-10.14
10.29    FluoroScan Imaging Systems, Inc. 1994 Amended and
         Restated Stock Incentive Plan............................       J-99.1
10.30    FluoroScan Imaging Systems, Inc. 1995 Stock Incentive
         Plan.....................................................       J-99.2
10.31    FluoroScan Imaging Systems, Inc. 1994 Directors Stock
         Option Plan..............................................       J-99.3
10.32    First Amendment to the facility lease between the Company


         and Lincoln Street Trust.................................       I-10.17
11.01    Statement re:  Computation of Per Share Earnings.........Filed herewith
22.01    Subsidiaries of the Company..............................Filed herewith
24.01    Consent of Arthur Andersen LLP...........................Filed herewith
28.01    Press Release dated December 22, 1992....................       C
28.02    Letter to Stockholders dated December 22, 1992...........       C
-----------------------

*  Management compensation plan or arrangement
** Confidentiality requested as to certain provisions

A. The above exhibits were previously filed as an exhibit of the same number to the Company's Registration Statement on Form S-1 (Registration No. 33-33128) filed on January 24, 1990 and are incorporated herein by reference.

B. The above exhibits were previously filed as an exhibit of the same number to the Company's 1990 Annual Report, on Form 10-K and are incorporated herein by reference.

C. The above exhibits were previously filed as an exhibit of the same number to the Company's 1992 Annual Report on Form 10-K and are incorporated herein by reference.

D. The above exhibit was previously filed as an exhibit of the same number to the Company's 1993 Third Quarter Report on Form 10-Q and is incorporated herein by reference.

E. The above exhibit was previously filed as an exhibit of the same number to the Company's 1993 Annual Report on Form 10-K and is incorporated herein by reference.

F. The above exhibits were previously filed as an exhibit of the same number to the Company's 1994 Annual Report on Form 10-K and is incorporated herein by reference

G. The above exhibit was previously filed as an exhibit of the above referenced number of the Company's Registration Statement on Form S-3 (Registration No. 33-65019) filed on December 14, 1995 and is incorporated herein by reference.

H. The above exhibits were previously filed as an exhibit of the same number to the Company's 1995 Annual Report on Form 10-K and is incorporated herein by reference.

I. The above exhibit was previously filed as an exhibit of the above referenced number of the Company's Proxy Statement and Prospectus on Form S-4 filed (Registration No. 333-08977) on August 6, 1996 and is incorporated herein by reference.

J. The above exhibit was previously filed as an exhibit of the same number of the Company's Registration Statement on Form S-8 (Registration No. 333-11853) filed on September 12, 1996 and is incorporated herein by reference.