Form 10-Q
period 1996-12-28
HOLOGIC INC
filed 1997-02-11
CIK 859737

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC.  20549

                            FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    	December 28, 1996

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


As of January 31, 1997, 12,938,465 shares of the registrant's Common Stock, $.01 par value, were outstanding.





                    HOLOGIC, INC. AND SUBSIDIARIES

                                 INDEX



                                                             	Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

		Consolidated Balance Sheets
		December 28, 1996 and September 28, 1996...............      		3

		Consolidated Statements of Income
		Three Months Ended December 28, 1996
		and December 30, 1995..................................      		4

		Consolidated Statements of Cash Flows
		Three Months Ended December 28, 1996
		and December 30, 1995..................................      		5

		Notes to Consolidated Financial Statements.............      		6


Item 2.  Management's Discussion and Analysis of Financial Condition
		and Results of Operations..............................      		9


PART II - OTHER INFORMATION..............................     		12


SIGNATURES...............................................     		13












                            PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
                            HOLOGIC, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                      ASSETS
                                           	December  28,        	September 28,
	                                                1996	                1996
CURRENT ASSETS:
 Cash and cash equivalents...............   		$33,165,214	       $28,754,023
 Short-term investments..................   		 46,407,851	        46,907,728
 Accounts receivable, less reserves of
 $1,400,000 and $1,360,000, respectively.    		23,813,051        	21,735,613
 Inventories.............................    		11,223,163        	11,122,988
 Prepaid expenses and other
   current assets........................	     	4,782,571          4,513,375
                                              -----------        -----------
	Total current assets....................    	119,391,850       	113,033,727

PROPERTY AND EQUIPMENT, at cost:
 Equipment...............................      		5,120,052        	4,813,647
 Furniture and fixtures..................      		1,426,168        	1,349,659
 Leasehold improvements..................      		1,498,870	        1,494,936
                                              ------------        ----------
	                                                8,045,090        	7,658,242
 Less- Accumulated depreciation
    and amortization.....................      		4,221,482        	3,973,723
                                              ------------         ---------
                                                 3,823,608	        3,684,519
                                               -----------         ---------
Other assets, net   .....................      		7,895,997        	6,389,210
                                               -----------          ---------
                                               $131,111,455     	$123,107,456
                                               ============      ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                              	December 28,    	September 28,
                                                   	1996	            1996
CURRENT LIABILITIES:
 Line of credit........................	        	$2,661,823      	$2,534,740
 Accounts payable......................         		3,854,815       	4,025,790
 Accrued expenses......................        		10,863,377       	7,515,365
 Deferred revenue......................          	1,806,292       	1,758,871
                                                 ----------       ----------
Total current liabilities..............        		19,186,307      	15,834,766

COMMITMENTS

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value-
  Authorized - 30,000,000 shares
    Issued and outstanding - 12,885,822 and
    12,871,274 shares, respectively....          		128,858         	128,713
 Capital in excess of par value........       		89,495,208	      89,253,570
 Retained earnings.....................       		22,477,991      	18,069,697
 Cumulative translation adjustment.....      		  (176,909)     	  (179,290)
                                                ----------       ----------
Total stockholders' equity.............      		111,925,148    	 107,272,690
                                               -----------      -----------
                                             	$131,111,455    	$123,107,456
                                             =============     ============

The accompanying notes are an integral part of these consolidated financial statements.



                        HOLOGIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                                   	Three Months Ended
	                                             December  28,	     December  30,
		                                                 1996	              1995
                                                   ----               ----
REVENUES:
 Product sales...........................     		$26,275,509      	$17,954,817
 Other revenue...........................   	 	     834,234	          737,327
                                                -----------       -----------
		                                               27,109,743	       18,692,144
                                                -----------       -----------
COSTS AND EXPENSES:
 Cost of product sales....................     		11,954,466	        8,384,660
 Research and development.................      		1,731,440	        1,399,736
 Selling and marketing....................      		4,568,730        	3,764,331
 General and administrative...............      		2,907,441        	2,055,543
 Litigation expenses......................              --    	       797,819
                                                 ----------	        ---------
                                                	21,162,077       	16,402,089
                                                 ----------        ----------
	           Income from operations........      		5,947,666        	2,290,055
                                                 ----------        ----------
 Interest income..........................        1,076,959          	233,408

 Other expense............................       		(116,331)         	(65,594)
                                                  ----------       ----------
	Income before provision
       for income taxes...................       		6,908,294        2,457,869
PROVISION FOR INCOME TAXES................       		2,500,000	         740,000
                                                  ----------        ---------
	Net income...............................      		$4,408,294	      $1,717,869
                                                  ==========       ==========
NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE                             		$.32            	$.16
                                                       ====             ====
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING		                            13,636,834	       10,545,461
                                                 ==========        ==========












The accompanying notes are an integral part of these consolidated financial statements.



                     HOLOGIC, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                               	   Three Months Ended
	                                              December 28,   December 30,
                                                   	1996	       1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................   		$4,408,294    	$1,717,869
  Adjustments to reconcile net income
   to net cash provided by
   operating activities-
     Depreciation and amortization.........      		294,787	       167,946
     Adjustments for FluoroScan Imaging
     Systems, Inc. pooling of interests
     from year-end change (Note 3).........          		--      	(403,152)
     Compensation expense related
      to issuance of stock option..........        		9,000            	--
      Changes in assets and liabilities-
       	Accounts receivable................    	(2,753,952)  	(2,510,115)
       	Inventories........................     		(100,175)	      482,981
        Prepaid expenses and other
           current assets..................		     (269,188)     	(39,841)
	       Accounts payable...................     		(170,146)	      574,923
	       Accrued expenses...................     		3,562,435      	236,004
	       Deferred revenue...................       			47,421	     (66,513)
                                                 ----------      --------
           Net cash provided by
            operating activities...........      		5,028,476      160,102
                                                 -----------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of held-to-maturity investments..    	(3,138,523)         	--
  Sales of held-to-maturity investments.....     	 1,330,561         	--
  Purchases of available-for-sale investments.  (17,826,632) 	  (3,226,735)
  Sales of available-for-sale investments...   		 19,326,350    	3,359,858
  Purchases of property and equipment.......      	(386,850)     	(260,259)
  Increase in other assets..................        (69,084)    	 (328,681)
                                                ------------    -----------
	  Net cash used in  investing activities...     		(764,178)	     (455,817)
                                                 -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in line of credit............       	127,083        	77,815
  Exercise of stock options.................        	32,445       	431,122
  Tax benefit from stock option exercises...             --	       550,000
                                                  ---------       --------
	  Net cash provided by financing activities.     		159,528	     1,058,937
                                                   --------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH......    			(12,635)	       23,358
                                                    --------      --------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS...........................    		4,411,191      	786,580
CASH AND CASH EQUIVALENTS,
    beginning of period......................		   28,754,023   	12,886,413
                                                  ----------    ----------
CASH AND CASH EQUIVALENTS, end of period.....  		$33,165,214  	$13,672,993
                                                 ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes.	   	$ 54,427     	$107,081
                                                    ========      ========


The accompanying notes are an integral part of these consolidated financial statements.





                       HOLOGIC, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1)	Basis of Presentation

	The consolidated financial statements of Hologic, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 28, 1996, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 27, 1996.

	The consolidated balance sheet as of December 28, 1996, the consolidated statements of income for the three months ended December 28, 1996 and December 30, 1995 and the consolidated statements of cash flows for the three months ended December 28, 1996 and December 30, 1995, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

	The results of operations for the three months ended December 28, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 27, 1997.

(2)	Summary of Significant Accounting Policies

	The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

	(a) Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                      	  December 28,	       September 28,
	                                           1996	                1996
Raw materials and work-in-process......  		$9,290,129	         $8,291,870
Finished goods.........................    	1,933,034          	2,831,118
                                           ----------           ---------
	                                         $11,223,163        	$11,122,988
                                          ===========         ============

	Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.



	(b)  Foreign Currency Translation:

	Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rate in effect during the period. Gains and losses from foreign currency translation are included in the stockholders' equity section under cumulative translation adjustment. Foreign currency transaction gains and losses arising primarily from settlement of sales transactions with the Company's foreign subsidiaries are included in results of operations. A transaction loss of $82,324 and $22,080 for the three months ended December 28, 1996 and December 30, 1995, respectively, are included in other expense in the accompanying consolidated statements of income.

(3)	Acquisition of FluoroScan Imaging Systems, Inc.

	On August 29, 1996, the Company acquired all the common stock of FluoroScan Imaging Systems, Inc. (FluoroScan) in exchange for 1,454,901 shares of the Company's common stock. FluoroScan is a manufacturer and distributor of low-intensity, real-time X-ray imaging devices. The merger was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of FluoroScan for all periods presented. FluoroScan's fiscal year-end has been changed from December 31 to the last Saturday in September to conform to the Company's fiscal year-end. Based on the difference in fiscal year-ends, results of operations for the three months ended December 31, 1995 for FluoroScan have been included in the consolidated statements of income for both fiscal 1995 and 1996. For the three months ended December 31, 1995, FluoroScan recorded total revenues of $3,877,968 and net income of $403,152. The accompanying consolidated statements of cash flows has been adjusted to eliminate this net income in 1996.

(4)	Line of Credit

	The Company has an international line of credit with a bank for the equivalent of $3,000,000, which bears interest at PIBOR plus 1.50%. The borrowings under this line are denominated in the local currency of its European subsidiaries and are primarily used by these subsidiaries to settle intercompany sales.

(5)	Significant Customers and Concentration of Credit Risk

	In the three months ended December 28, 1996, the Company had no customers who comprised greater than 10% of product sales. In the three months ended December 30, 1995, the Company had one customer who comprised 18% of DXA product sales. This customer had amounts due to the Company of approximately $3,284,107 at December 30, 1995, all of which were within the payment terms of the sales.

(6)	Patent Litigation

	The Company incurred litigation expenses in the first quarter of fiscal 1996 relating primarily to a patent dispute with Lunar Corporation ("Lunar") and, to a lesser extent, a separate patent dispute with B.V. Optische
Industrie de Oude Delft ("Oldelft"). In November 1995, a definitive settlement agreement was reached between the Company and Lunar settling all outstanding disputes relating to x-ray and ultrasound technology. The complaint brought by Oldelft against the Company was dismissed in December 1995. In April 1996, a motion for reconsideration filed by Oldelft was dismissed and in May 1996, the Company and Oldelft settled the matter.


(7)	Stock Split

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

(8)	Recent Accounting Pronouncement

	In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 123 "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. However, entities are allowed to elect whether to measure compensation expense for stock-based compensation under SFAS 123 or Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company has elected to remain with the accounting under APB Opinion No. 25 and will make the required pro forma disclosures of net income and earnings per share in its September 27, 1997 financial statements as if the provisions of SFAS 123 had been applied. The potential impact of adopting this standard on the Company's pro forma disclosures of net income and earnings per share has not been quantified at this time.

(9)	Rights Agreement

	On December 9, 1996, the Board of Directors increased the exercise price per common share under the Company's Rights Agreement from $15 per share to $90 per share.



                  PART I - FINANCIAL INFORMATION (Continued)

Item 2.		Management's Discussion and Analysis of Financial
		Condition and Results of Operations

                     HOLOGIC, INC. AND SUBSIDIARIES
                          Results of Operations

	The Company's results of operations have and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including the overall state of health care and cost containment efforts, the development status and demand for drug therapies to treat osteoporosis, the use of mini c-arms in minimally-invasive surgical procedures, economic conditions in the Company's markets, the timing of orders, the timing of expenditures in anticipation of future sales, the mix of products sold by the Company, the introduction of new products and product enhancements by the Company or its competitors and pricing and other competitive conditions.

	Revenues. Total revenues for the first quarter of fiscal 1997 increased 45% to $27,109,743 from $18,692,144 for the first quarter of fiscal 1996.
This increase was primarily due to the increase in the total number of DXA bone densitometer product shipments in both the Company's domestic and international markets, particularly in the United States where product sales increased 150% over the prior year. There was also a shift in product sales mix to the Company's new line of bone densitometers, the ACCLAIM series, which the Company began shipping in January 1995. The new ACCLAIM products have higher average selling prices than the comparable DXA bone densitometers which they replace. For the current quarter, sales of the ACCLAIM product accounted for 87% of DXA product sales. Other revenues also increased for the current three month period due to increases in revenue relating to medical data management services provided to pharmaceutical companies to assist in the collection and monitoring of clinical trial data and an increase in royalties from the license of the Company's technology to Vivid Technologies, Inc.

	Total revenues for the first quarter of fiscal 1997 increased 11% from $24,370,896 in the immediately preceding quarter primarily due to an increase in the number DXA systems sold in the United States and Europe.

	In the first quarter of fiscal 1997, approximately 63% of product sales were generated in the United States, 21% in Europe, 9% in Asia, and 7% in other international markets. In the first quarter of fiscal 1996, approximately 52% of product sales were generated in the United States, 22% in Asia, 20% in Europe and 6% in other international markets.

	The Company's sales of x-ray bone densitometers reached record levels as interest in bone diseases, such as osteoporosis, has grown, as new drug therapies have become available in the United States and other countries to treat these diseases and as the use of DXA systems to measure bone density has become more widespread.

	Costs and Expenses.    The cost of product sales decreased as a
percentage of product sales to 45% in the first quarter of fiscal 1997 from 47% in the first quarter of fiscal 1996. In the current quarter, these costs decreased as a percentage of product sales primarily due to (i) increased shipments of a new family of DXA bone densitometers, the ACCLAIM series, which earns a better gross margin than the Company's older DXA systems, (ii) a volume increase in the number of DXA systems sold resulting in certain manufacturing efficiencies and (iii) an increase in sales by the Company's direct sales force (primarily in the United States) which results in higher average selling prices. Partially offsetting these decreases was an increase in costs as a percentage of product sales relating to the mini c-arm systems.

	Research and development expenses increased 24% to $1,731,440 (6% of total revenues) in the current quarter from $1,399,736 (7% of total revenues) in the first quarter of fiscal 1996 primarily due to the addition of engineering personnel working on the development of new products and the funding of Serex to develop a biochemical marker strip test.

	Selling and marketing expenses increased 21% to $4,568,730 (17% of product sales) in the current quarter from $3,764,331 (21% of product sales) in the first quarter of fiscal 1996 primarily due to an increase in sales personnel and related expenses, marketing and promotional costs and increased sales commissions based on the higher sales volume in areas where commissions are generally paid, particularly in the United States.

	General and administrative expenses increased 41% to $2,907,441 (11% of total revenues) in the first quarter of fiscal 1997 from $2,055,543 (11% of total revenues) in the first quarter of fiscal 1996 primarily due to increased headcount and other compensation-related expenditures.

	Litigation expenses incurred in the first quarter of fiscal 1996 were in connection with the Company's disputes with Lunar and Oldelft. These disputes were settled in November 1995 and May 1996, respectively.

	Interest Income. Interest income increased to $1,076,959 in the current quarter from $233,408 in the first quarter of fiscal 1996 as the Company had a higher investment base than in the prior year. In January 1996, the Company received proceeds of approximately $49.2 million from a public sale of Common Stock which increased the investment base. The Company also received approximately $8.0 million from the exercise of FluoroScan warrants in July 1996. The Company has invested these proceeds in investment grade corporate and government securities. In the current quarter, the Company also increased the number of long-term receivables to Latin American customers resulting in additional interest income.

	Other Expense. In the first quarters of fiscal 1997 and 1996, the Company incurred other expenses of $116,331 and $65,594, respectively. In the current quarter, these expenses were primarily attributable to foreign currency transaction losses and, to a lesser extent, to interest costs on the line of credit established for use by the Company's European subsidiaries to borrow funds in their local currencies to pay for all intercompany sales, thereby reducing the foreign currency exposure on those transactions. In the first quarter of fiscal 1996, these expenses were primarily attributable to the interest costs on the line of credit. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the Company has established a borrowing line denominated in the two foreign currencies (the French Franc and the Belgian Franc) in which the subsidiaries currently conduct business to minimize this risk, there can be no assurance that the Company will be successful or can fully hedge its outstanding exposure.

	Provision for Income Taxes. The Company's effective tax rate was 36% in the current quarter and 30% in the first quarter of fiscal 1996. The increase in the effective tax rate is primarily due to the significant increase in U.S. income. The effective tax rate is less than the combined Federal and state statutory rates due primarily to the favorable Federal and state tax treatment afforded the Company's foreign sales corporation and the favorable state tax treatment of certain of the Company's interest income.

Liquidity and Capital Resources

	At December 28, 1996, working capital was $100 million, and cash, cash equivalents and short-term investments totaled $79.6 million. The Company has funded its operations primarily through cash flows from operations and the issuance of securities. The cash, cash equivalents and short-term investments balance increased approximately $3.9 million from September 28, 1996 primarily due to operating activities which included net income of $4.4 million and an increase in the Company's accrued expenses, which were partially offset by an increase in accounts receivable. The increase in accrued expenses and accounts receivable reflects the increase in the Company's sales activity. At December 28, 1996, one customer had accounts receivable outstanding of approximately $1.8 million which were within their payment terms. The Company finances certain sales to Latin America over a two to three year time frame. At December 28, 1996, the Company had long-term accounts receivable outstanding of approximately $2.0 million relating to these sales which were included in other assets. In the first quarter of 1997, the Company purchased approximately $390,000 of property and equipment, primarily computers and other equipment associated with the hiring of additional personnel.

	The Company does not currently have any significant capital commitments and believes that existing sources of liquidity, funds expected to be generated from operations and a $3.0 million credit line for use by its European subsidiaries, will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

Recent Accounting Pronouncement

	In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 123 "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. However, entities are allowed to elect whether to measure compensation expense for stock-based compensation under SFAS 123 or Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company has elected to remain with the accounting under APB Opinion No. 25 and will make the required pro forma disclosures of net income and earnings per share in its September 27, 1997 financial statements as if the provisions of SFAS 123 had been applied. The potential impact of adopting this standard on the Company's pro forma disclosures of net income and earnings per share has not been quantified at this time.




                           PART II - OTHER INFORMATION

                          HOLOGIC, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.

	No material litigation.

Item 2.	Changes in Securities.
	On January 17, 1997, the Company filed with the Securities and Exchange Commission a Form 8A to reflect the amendment to the Company's Rights Agreement.

Item 3.	Defaults Upon Senior Securities.
	None.

Item 4.	Submission of Matters to a Vote of Security-Holders.
	None.

Item 5.	Other Information.
	None.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits furnished:
		(11)	Statement Re: Computation of Earnings Per Share.
		(27)	Financial Data Schedule

	(b)	Reports on For 8-K:

		None.




                        HOLOGIC, INC. AND SUBSIDIARIES

                                   SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                             							Hologic, Inc.
					                            		(Registrant)



February 11, 1997	                   	/s/    S. David Ellenbogen
-----------------                    -----------------------------
Date					                            	S. David Ellenbogen
					                                	Chairman and Chief Executive Officer





February 11, 1997                   /s/    Glenn P. Muir
----------------                    --------------------
Date                            						Glenn P. Muir
					                                	Vice President, Finance and Treasurer
					                                	(Principal Financial and Chief Accounting
						Officer)










                      HOLOGIC, INC. AND SUBSIDIARIES
             STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                                   (Unaudited)


                                              Three Months Ended
	                                        December 28,      	December 30,
	                                            1996               1995
PRIMARY:
 Net income.................... 		       $4,408,294           $1,717,869
                                         ==========           ==========
 Weighted average shares
    outstanding................	 	       12,879,124            9,385,179
 Common stock equivalents
  outstanding,pursuant to the
  treasury stock method.......	        	   757,710             1,160,282
                                         ----------            ----------
Weighted average number of
 common and	common equivalent
 shares outstanding............         13,636,834            10,545,461
                                        ==========            ==========
Per share amount...............	            	$ .32                  $.16
                                             =====                  ====
