Form 10-Q
period 1997-03-29
HOLOGIC INC
filed 1997-05-13
CIK 859737

UNITED STATES
		                 	SECURITIES AND EXCHANGE COMMISSION
					                   Washington, D.C.  20549

                      						FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    	March 29, 1997
                                   -------------
or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:                0-18281
                                       -------

                               	Hologic, Inc.
			        (Exact name of registrant as specified in its charter)

            	Delaware                 					   04-2902449
	   (State of incorporation)			(I.R.S. Employer Identification No.)

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

As of May 6, 1997, 13,016,841 shares of the registrant's Common Stock, $.01 par value, were outstanding.



                       HOLOGIC, INC. AND SUBSIDIARIES

                                  INDEX


                                                   											Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

		Consolidated Balance Sheets
		March 29, 1997 and September 28, 1996                     				3

		Consolidated Statements of Income
		Three and Six Months Ended March 29, 1997
		and March 30, 1996			                                     				4

		Consolidated Statement of Cash Flows
		Six Months Ended March 29, 1997
		and March  30, 1996	                                    						5

		Notes to Consolidated Financial Statements			                	6


 Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations			    			9


	PART II - OTHER INFORMATION                             						13


	SIGNATURES                                             							15








                      PART I - FINANCIAL INFORMATION

                        Item 1.	Financial Statements

                   				HOLOGIC, INC. AND SUBSIDIARIES
			                    	CONSOLIDATED BALANCE SHEETS
						                         (Unaudited)
                            						ASSETS

                                       							March 29,        	September 28,
								                                        1997              			1996
CURRENT ASSETS:
 Cash and cash equivalents................			$42,579,003     	   $28,754,023
 Short-term investments...................		  33,376,294    	     46,907,728
 Accounts receivable, less reserves of
 $1,448,000 and $1,360,000, respectively..		  27,586,250    	     21,735,613
 Inventories..............................		  10,782,293    	     11,122,988
 Prepaid expenses and other
   current assets.........................	    5,567,038           4,513,375
                                              ----------          ----------
Total current assets......................			119,890,878     	   113,033,727
                                             -----------         -----------
PROPERTY AND EQUIPMENT, at cost:
 Equipment................................		   5,510,465 	         4,813,647
 Furniture and fixtures...................		   1,504,934     	     1,349,659
 Leasehold improvements...................		   1,588,194     	     1,494,936
                                               ---------          ----------
                                               8,603,593	          7,658,242
 Less- Accumulated depreciation
    and amortization...................... 		  4,463,596           3,973,723
                                               ---------           ---------
	                                              4,139,997	          3,684,519
                                               ---------           ---------
Other assets, net.........................				11,580,305     	     6,389,210
                                              ----------           ---------
                                            $135,611,180	       $123,107,456
                                            ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                      								March 29,        	September 28,
								                                         1997	               	1996
                                              ----------        ------------
CURRENT LIABILITIES:
 Line of credit..........................	   	$      --          	$ 2,534,740
 Accounts payable........................						 4,350,753	          4,025,790
 Accrued expenses........................						11,455,441	          7,515,365
 Deferred revenue........................  				 2,184,930       	   1,758,871
                                              -----------         -----------
	Total current liabilities...............  				17,991,124	         15,834,766
                                              -----------         -----------
STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value-
  Authorized - 30,000,000 shares
    Issued and outstanding - 13,013,768 and
    12,871,274 shares, respectively......				     130,138     	       128,713
 Capital in excess of par value..........   			90,866,625       	  89,253,570
 Retained earnings.......................						27,128,891       	  18,069,697
 Cumulative translation adjustment.......		  		  (505,598)	         (179,290)
                                             ------------         -----------
Total stockholders' equity...............     117,620,056         107,272,690
                                             ------------         -----------
                                             $135,611,180        $123,107,456
                                             ============        ============

      	The accompanying notes are an integral part of these consolidated financial statements.



                       HOLOGIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                     	Three Months Ended	        Six Months Ended
                                  	March 29,	     March 30,  	March 29,	   March 30,
	                                    1997	           1996	       1997	        1996
REVENUES:
 Product sales...............  		$27,153,104    	$21,492,790	  $53,428,613  	$39,447,607
 Other revenues..............	 	     846,784   	     801,487	    1,681,018	    1,538,814
                                 -----------     -----------    ----------   -----------
                                 	27,999,888     	22,294,277   	55,109,631	   40,986,421
COSTS AND EXPENSES:
 Cost of product sales.......   		12,448,861      	9,948,417   	24,403,327	   18,333,077
 Research and development....    		2,205,646      	1,845,267	    3,937,086	    3,245,003
 Selling and marketing.......    		4,523,467      	3,937,424    	9,092,197	    7,701,755
 General and administrative..    		2,791,206	      2,263,689	    5,698,647    	4,319,232
 Litigation expense..........             -- 	            --            --       797,819
                                  ----------       ---------    ----------    ----------
	                                	21,969,180     	17,994,797   	43,131,257   	34,396,886
	                                 ----------      ----------    ----------    ----------
	Income from operations.....     		6,030,708      	4,299,480	   11,978,374    	6,589,535

 Interest income............     		1,255,456        	653,033    	2,332,415      	886,441

 Other income (expense)....    		     54,736	       (58,612)  	   (61,595)	     (124,206)
                                 -----------      ----------    ----------    -----------
	Income before
	provision for income taxes.      	7,340,900      	4,893,901   	14,249,194	    7,351,770

PROVISION FOR INCOME TAXES..	     	2,690,000 	     1,474,000    	5,190,000   	 2,214,000
                                  ----------       ---------    ----------    ----------
 	Net income................     	$4,650,900     	$3,419,901   	$9,059,194	   $5,137,770
                                  ==========      ==========    ==========
NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE...		       $    .34     	$      .28       $   .66	     $  .45
                                    ========      ==========       =======      ======
WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES
 OUTSTANDING.................   		13,661,821	     12,339,029	   13,649,328    	11,442,245
                                  ==========      ==========    ==========     ==========



		The accompanying notes are an integral part of these consolidated financial statements.





                            HOLOGIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                     Six Months Ended
	                                                 March 29,       	March 30,
		                                                   1997	            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................         		$9,059,194       	$5,137,770
  Adjustments to reconcile net income
   to net cash provided by
       operating activities-
     Depreciation and amortization.....            		582,964          	382,874
     Adjustments for FluoroScan
       Imaging Systems, Inc.
       pooling of interests from
         year-end change (Note 3)......                 		--         (403,152)
     Compensation expense related
       to issuance of stock option.....               		18,000         	79,780
   Changes in assets and liabilities-
    	Accounts receivable...............          		(6,968,967)    	(5,528,303)
    	Inventories.......................              		340,695        	104,961
    	Prepaid expenses and
        other current assets...........          		(1,053,620)       (302,372)
	    Accounts payable..................              		328,759	      (430,030)
	    Accrued expenses..................            		4,151,500       1,696,957
	    Deferred revenue..................             			426,059	        465,237
                                                   -----------      ----------
	        Net cash provided by
          operating activities.........            		6,884,584	      1,203,722
                                                   ------------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of
     held-to-maturity investments......           		(7,490,046)            	--
  Sales of
     held-to-maturity investments......             		1,330,561            	--
  Purchases of
     available-for-sale investments....            (36,271,422)    (5,996,234)
  Sales of
      available-for-sale investments...            		51,800,116     	4,356,161
  Purchases of
     property and equipment...........              		(945,352)     	(709,751)
  Increase in other assets............               		 (3,101)    	 (284,495)
                                                    -----------     ----------
         Net cash privded by
        (used in)investing activities..             		8,420,756	   (2,634,319)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase
    in line of credit.................            		(2,534,740)       	183,747
  Issuance of Common Stock............                    		--     	49,282,939
  Issuance of common stock pursuant
    to options and employee stock
    purchase plans ...................               		 926,141     1,008,831
  Tax benefit from stock
    option exercises..................                 	470,000 	   1,250,000
                                                     ----------    ----------
	     Net cash (used in) provided by
         financing activities........             		(1,138,599)	    51,725,517
                                                   ------------    ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..	          		(341,761)	        19,011
                                                   ------------     ----------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS.....................              13,824,980    	50,313,931
CASH AND CASH EQUIVALENTS,
     beginning of period...............             	28,754,023    	12,886,413
                                                    -----------     ----------
CASH AND CASH EQUIVALENTS,
      end of period....................           		$42,579,003   	$63,200,344
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the
      period for income taxes..........             $ 2,979,310 	  $   804,081
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

	The consolidated balance sheet as of March 29, 1997, the consolidated statements of income for the three and six months ended March 29, 1997 and March 30, 1996 and, the consolidated statements of cash flows for the six months ended March 29, 1997 and March 30, 1996, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

	The results of operations for the three and six months ended March 29, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 27, 1997.

(2)	Summary of Significant Accounting Policies

	The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

	(a) Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                               	March 29,    	September 28,
                                  	                 1997          	1996

   Raw materials and work-in-process	          	$7,793,071     $8,291,870
   Finished goods	                              	2,989,222     	2,831,118
                                                ----------     ----------
                                              	$10,782,293   	$11,122,988


	Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.


	(b)  Foreign Currency Translation:

	Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rate in effect during the period. Gains and losses from foreign currency translation are included in the stockholders' equity section under cumulative translation adjustment. Foreign currency transaction gains and losses arising primarily from settlement of sales transactions with the Company's foreign subsidiaries are included in results of operations. Transaction gains of $83,378 and $1,054 for the three and six months ended March 29, 1997, respectively, and transaction losses of $23,617 and $45,697 for the three and six months ended March 30, 1996, respectively, are included in other expense in the accompanying consolidated statements of income.

(3)	Acquisition of FluoroScan Imaging Systems, Inc.

	On August 29, 1996, the Company acquired all the common stock of FluoroScan Imaging Systems, Inc. (FluoroScan) in exchange for 1,454,901 shares of the Company's common stock. FluoroScan is a manufacturer and distributor of low-intensity, real-time X-ray imaging devices. The merger was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of FluoroScan for all periods presented. FluoroScan's fiscal year-end has been changed from December 31 to the last Saturday in September to conform to the Company's fiscal year-end. Based on the difference in fiscal year-ends, results of operations for the three months ended December 31, 1995 for FluoroScan have been included in the consolidated statements of income for both fiscal 1995 and 1996. For the three months ended December 31, 1995, FluoroScan recorded total revenues of $3,877,968 and net income of $403,152. The accompanying consolidated statement of cash flows has been adjusted to eliminate this net income in 1996.


(4)	Line of Credit

	The Company has an international line of credit with a bank for the equivalent of $3,000,000, which bears interest at PIBOR plus 1.50%. The borrowings under this line are denominated in the local currency of its European subsidiaries and are primarily used by these subsidiaries to settle intercompany sales.

(5)	Significant Customers and Concentration of Credit Risk

	In the six months ended March 29, 1997 and March 30, 1996, the Company had one customer who comprised 10% and 20% of product sales, respectively. This customer had amounts due to the Company of approximately $3,983,000 at March 29, 1997, all of which were within the payment terms of the sales.


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


(7)	Recent Accounting Pronouncement

	In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes new financial accounting and reporting standards for stock-based compensation plans. However, entities are allowed to elect whether to measure compensation expense for stock-based compensation under SFAS No. 123 or Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company has elected to remain with the accounting under APB Opinion No. 25 and will make the required pro forma disclosures of net income and earnings per share in its September 27, 1997 financial statements as if the provisions of SFAS No. 123 had been applied. The potential impact of adopting this standard on the Company's pro forma disclosures of net income and earnings per share has not been quantified at this time.

	In March 1997, SFAS No. 128 "Earnings Per Share" was issued which establishes new standards for calculating and presenting earnings per share. The Company will adopt this new standard in its 1997 financial statements, which will require the reporting of diluted earnings per share and basic earnings per share. For the three months ended March 30, 1996 and March 29, 1997 and for the six months ended March 30, 1996 and March 29, 1997, diluted earnings per share would have been $.28, $.34, $.45 and $.66, respectively. Basic earnings per share would have been $.31, $.36, $.50, $.70, respectively, for the same periods.

(8)	Rights Agreement

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

	Revenues. Total revenues for the second quarter of fiscal 1997 increased 26% to $27,999,888 from $22,294,277 in the second quarter of fiscal 1996. Total revenues for the current six month period increased 34% to $55,109,631 from $40,986,421 for the first six months of fiscal 1996. This increase was primarily due to the increase in the total number of DXA bone densitometer product shipments in both the Company's domestic and international markets, particularly in the United States where product sales for the first half of the year increased 86% over the prior year. There was also a shift in product sales mix to the Company's latest line of bone densitometers, the ACCLAIM [trademark] series, which the Company began shipping in January 1995. The ACCLAIM products have higher average selling prices than the comparable DXA bone densitometers which they replace. For the current quarter, sales of the ACCLAIM product accounted for over 87% of product sales. Other revenues also increased slightly for the current three and six month periods due to increases in revenue relating to medical data management services provided to pharmaceutical companies to assist in the collection and monitoring of clinical trial data and an increase in royalties from the license of the Company's technology to Vivid Technologies, Inc.

	In the first six months of fiscal 1997, approximately 57% of product sales were generated in the United States, 21% in Europe, 14% in Asia and 8% in other international markets. In the first six months of fiscal 1996, approximately 53% of product sales were generated in the United States, 20% in Europe, 22% in Asia, and 5% in other international markets.

	The Company's sales of x-ray bone densitometers reached record levels as interest in bone diseases, such as osteoporosis, has grown, as new drug therapies have become available in the United States and other countries to treat these diseases and as the use of DXA systems to measure bone density has become more widespread.

	Costs and Expenses. The cost of product sales decreased as a percentage of product sales to 46% in the first three and six months of fiscal 1997, respectively, from 47% in the first three and six months of fiscal 1996. In the current quarter and six month period, these costs decreased as a percentage of product sales primarily due to (i) increased shipments of the latest family of DXA bone densitometers, the ACCLAIM series, which earns a better gross margin than the Company's older DXA systems, (ii) a volume increase in the number of DXA systems sold resulting in certain manufacturing efficiencies and (iii) an increase in sales by the Company's direct sales force (primarily in the United States) which results in higher average selling prices. Partially offsetting these decreases was an increase in costs as a percentage of product sales relating to the mini c-arm systems.

	Research and development expenses increased 20% to $2,205,646 (8% of total revenues) in the current quarter from $1,845,267 (8% of total revenues) in the second quarter of fiscal 1996. For the current six month period, research and development expenses increased 21% to $3,937,086 (7% of total revenues) from $3,245,003 (8% of total revenues) for the first six months of 1996. The increase in research and development expenses in 1997 is primarily due to the addition of engineering personnel working on the development of new products and the funding of Serex, Inc. to develop a biochemical marker strip test.

	Selling and marketing expenses increased 15% to $4,523,467 (17% of product sales) in the current quarter from $3,937,424 (18% of product sales) in the second quarter of fiscal 1996. For the current six month period, selling and marketing expenses increased 18% to $9,092,197 (17% of product sales) from $7,701,755 (20% of product sales) for the first six months of 1996. The increase in selling and marketing expenses in 1997 is primarily due to an increase in sales personnel and related expenses, marketing and promotional costs and increased sales commissions based on the higher sales volume in areas where commissions are generally paid, particularly in the United States.

	General and administrative expenses increased 23% to $2,791,206 (10% of total revenues) in the current quarter from $2,263,689 (10% of total revenues) in the second quarter of fiscal 1996. During the first six months of fiscal 1997, general and administrative expenses increased 32% to $5,698,647 (10% of total revenues) from $4,319,232 (11% of total revenues) in the first six months of 1996. The increase in general and administrative expenses in fiscal 1997 were primarily due to increased headcount and other compensation-related expenditures.

	Litigation expenses incurred in the first quarter of fiscal 1996 were in connection with the Company's disputes with Lunar and Oldelft. These disputes were settled in November 1995 and May 1996, respectively.

	Interest Income. Interest income increased to $1,255,456 in the current quarter from $653,033 in the same quarter of fiscal 1996 and increased to $2,332,415 in the current six month period from $886,441 in the comparable period in fiscal 1996 as the Company earned a slightly higher rate of return on a higher investment base than in the prior year. In January 1996, the Company received proceeds of approximately $49.2 million from a public sale of Common Stock which increased the investment base. The Company also received approximately $8.0 million from the exercise of FluoroScan warrants in July 1996. The Company has invested these proceeds in investment grade corporate and government securities. In the current quarter, the Company also increased the number of long-term receivables to Latin American customers resulting in additional interest income.

	Other Income (Expense). The Company recognized other income of $54,736 for the second quarter of fiscal 1997 compared to incurring other expense of $58,612 in the second quarter of fiscal 1996. For the first six months of fiscal 1997 and 1996, the Company incurred other expense of $61,595 and $124,206, respectively. In the current quarter, the other income is primarily related to foreign currency exchange gains arising from the Company's U.S. dollar denominated sales transactions to its European subsidiaries partially offset by interest costs on the line of credit established for use by these subsidiaries. For the current six month period, these expenses were primarily attributable to the interest costs on the line of credit. For the second quarter and for the first six months of fiscal 1996, these expenses were primarily attributable to the interest costs on the line of credit and, to a lesser extent, foreign currency exchange losses. The Company's European subsidiaries utilize the line of credit to borrow funds in their local currencies to pay for all intercompany sales, thereby reducing the foreign currency exposure on those transactions. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the Company has established a borrowing line denominated in the two foreign currencies (the French Franc and the Belgian Franc) in which the subsidiaries currently conduct business to minimize this risk, there can be no assurance that the Company will be successful or can fully hedge its foreign currency exposure.

	Provision for Income Taxes. The Company's effective tax rate was 36% in the first six months of fiscal 1997 and 30% for the comparable period in fiscal 1996. The increase in the effective tax rate is primarily due to the significant increase in U.S. income. The effective tax rate is less than the combined Federal and state statutory rates due primarily to the favorable Federal and state tax treatment afforded the Company's foreign sales corporation and the favorable state tax treatment of certain of the Company's interest income.

Liquidity and Capital Resources

	At March 29, 1997, working capital was approximately $102 million, and cash, cash equivalents and short-term investments totaled $76 million. The Company has funded its operations primarily through cash flows from operations and the issuance of securities. The cash, cash equivalents and short-term investments balance was unchanged from September 28, 1996 primarily due to operating activities which included net income of $9.1 million and an increase in the Company's accrued expenses, which were offset by an increase in accounts receivable and long-term investments. The increase in accrued expenses and accounts receivable reflects the increase in the Company's sales activity. At March 29, 1997, one customer had accounts receivable outstanding of approximately $4.0 million which were within their payment terms. The Company finances certain sales to Latin America over a two to three year time frame. At March 29, 1997, the Company had long-term accounts receivable outstanding of approximately $2.2 million relating to these sales which were included in other assets. In the first six months of 1997, the Company purchased approximately $950,000 of property and equipment, primarily computers and other equipment associated with the hiring of additional personnel.

	The Company does not currently have any significant capital commitments and believes that existing sources of liquidity, funds expected to be generated from operations and a $3.0 million credit line for use by its European subsidiaries, will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

Recent Accounting Pronouncement

	In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes new financial accounting and reporting standards for stock-based compensation plans. However, entities are allowed to elect whether to measure compensation expense for stock-based compensation under SFAS No. 123 or Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company has elected to remain with the accounting under APB Opinion No. 25 and will make the required pro forma disclosures of net income and earnings per share in its September 27, 1997 financial statements as if the provisions of SFAS No. 123 had been applied. The potential impact of adopting this standard on the Company's pro forma disclosures of net income and earnings per share has not been quantified at this time.

	In March 1997, SFAS No. 128 "Earnings Per Share" was issued which establishes new standards for calculating and presenting earnings per share. The Company will adopt this new standard in its 1997 financial statements, which will require the reporting of diluted earnings per share and basic earnings per share. For the three months ended March 30, 1996 and March 29, 1997 and for the six months ended March 30, 1996 and March 29, 1997, diluted earnings per share would have been $.28, $.34, $.45 and $.66, respectively. Basic earnings per share would have been $.31, $.36, $.50, $.70, respectively, for the same periods.







                            PART II - OTHER INFORMATION

                           HOLOGIC, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.

		No material litigation

Item 2.	Changes in Securities.

		None.

Item 3.	Defaults Upon Senior Securities.

		None.

Item 4.	Submission of Matters to a Vote of Security-Holders.

		The Company held its Annual Meeting of Stockholders on February 28, 1997. Approximately 10,331,252 shares or 80% of the Common Stock issued and outstanding as of the record date, were represented at the meeting in person or by proxy. Set forth below is a brief description of each matter voted upon at the meeting and the voting results with respect to each matter.

1. A proposal to elect the following six persons to serve as members of the Company's Board of Directors for the ensuing year:

 Name          	 		           For	 	          Withheld         Abstain
	S. David Ellenbogen      		10,325,083	        6,169		            0
	Irwin Jacobs		            	10,325,083	        6,169             	0
	William A. Peck          		10,324,883	        6,369           			0
	Gerald Segel              	10,324,523         6,729 	            0
	Jay A. Stein		            	10,325,083	        6,169		            0
	Elaine Ullian	            	10,240,783 	      90,469		           	0

2. A proposal to ratify the appointment of Arthur Andersen, LLP as independent public accountants of the Company.

      	For:  	10,319,313     	Against:   4,097     	Abstain:   7,842

Item 5.	Other Information.

		None.



Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits furnished:

		(11)	Statement Re: Computation of Earnings Per Share.
		(27)	Financial Data Schedule

	(b)	Reports on Form 8-K:

None.




                            HOLOGIC, INC. AND SUBSIDIARIES

                                      SIGNATURES




	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                      							Hologic, Inc.
						                                     	(Registrant)



May 12, 1997	                             		/s/    S. David Ellenbogen
------------                                ---------------------------
Date					                                   	S. David Ellenbogen
					                                       	Chairman and Chief
                                             Executive Officer





May 12, 1997			                            /s/    Glenn P. Muir
------------                               ----------------------------
Date					                                  	Glenn P. Muir
					                                      	Vice President, Finance
                                            and Treasurer
					                                       (Principal Financial and
                                             Chief Accounting	Officer)













                    HOLOGIC, INC. AND SUBSIDIARIES
              STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                               (Unaudited)

                                   	Three Months Ended            	Six Months Ended
                               	March 29,        	March 30,	    March 29,	   March 30,
                                  	1997             	1996	         1997	        1996
PRIMARY:
 Net income....................	  $4,650,900    	$3,419,901   	$9,059,194   	$5,137,770

 Weighted average common
 shares outstanding............	 	12,954,462     11,177,429    12,916,793    10,342,771
 Common stock equivalents
   outstanding	pursuant to
   the treasury stock method...  		  707,359	     1,161,600	      732,535	    1,099,474
                                  ---------      ----------     ----------   ----------
Primary weighted average
 number of common and	common
 equivalent shares outstanding..		13,661,821	    12,339,029	   13,649,328	   11,442,245
                                  ==========     ==========    ==========    ==========
Per share amount...............   		$    .34    	$      .28	     $    .66	     $    .45
                                    ========    ===========      ========      ========