Form 10-Q
period 1997-06-28
HOLOGIC INC
filed 1997-08-12
CIK 859737

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    	June 28, 1997

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

As of August 11, 1997, 13,080,547 shares of the registrant's Common Stock, $.01 par value, were outstanding.


                     HOLOGIC, INC. AND SUBSIDIARIES

                                 INDEX





                                                                  	Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

		Consolidated Balance Sheets
		June 28, 1997 and September 28, 1996.........................    		3

		Consolidated Statements of Income
		Three and Nine Months Ended June 28, 1997
		and June 29, 1996............................................    		4

		Consolidated Statements of Cash Flows
		Nine Months Ended June 28, 1997
		and June 29, 1996.............................................   		5

		Notes to Consolidated Financial Statements....................   		6


Item 2.  Management's Discussion and Analysis of Financial Condition
		and Results of Operations	.....................................   	9


PART II - OTHER INFORMATION......................................  		13


SIGNATURES.......................................................   	14







                     PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

                         HOLOGIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                     ASSETS
                                             	June 28,	            September 28,
	                                               1997                    	1996
                                              --------              -----------
CURRENT ASSETS:
 Cash and cash equivalents..............    		$33,302,748          	$28,754,023
 Short-term investments.................     		45,619,588           	46,907,728
 Accounts receivable, less reserves
  of $1,450,000 and
  $1,360,000, respectively..............     		29,664,812           	21,735,613
 Inventories............................     		11,470,899           	11,122,988
 Prepaid expenses and
  other current assets..................      		5,587,627	            4,513,375
                                              -----------           -----------
     	Total current assets..............    		125,645,674	          113,033,727

PROPERTY AND EQUIPMENT, at cost:
 Equipment..............................      		5,880,222            	4,813,647
 Furniture and fixtures.................      		1,613,633            	1,349,659
 Leasehold improvements.................      		1,606,356	            1,494,936
                                              -----------            ----------
                                               	9,100,211            	7,658,242
 Less- Accumulated depreciation
     and amortization..................       		4,740,259             3,973,723
                                              -----------             ---------
                                              		4,359,952	            3,684,519
                                              -----------             ---------
Other assets, net......................       	10,970,431	            6,389,210
                                              -----------             ---------
                                            	$140,976,057         	$123,107,456
                                             ============          ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
	                                              June 28,	           September 28,
                                                	1997	                   1996
                                              ----------           -------------
CURRENT LIABILITIES:
 Line of credit........................ 		 $       1,047            	$2,534,740
 Accounts payable......................       	3,760,339	             4,025,790
 Accrued expenses......................     		12,351,709             	7,515,365
 Deferred revenue......................       	2,315,945           	  1,758,871
                                           -------------            -----------
     Total current liabilities.........     		18,429,040            	15,834,766
                                            ------------            -----------
STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value-
  Authorized - 30,000,000 shares
    Issued and outstanding - 13,074,79 and
     12,871,274 shares, respectively..	         	130,748               	128,713
 Capital in excess of par value.......      		91,288,594	            89,253,570
 Retained earnings....................      		31,875,195	            18,069,697
 Cumulative translation adjustment....       		 (747,520)	             (179,290)
                                          ---------------            -----------
   	Total stockholders' equity........     		122,547,017	           107,272,690
                                          --------------            -----------
                                           	$140,976,057          	$123,107,456
                                          ==============           ============

      		The accompanying notes are an integral part of these consolidated financial statements.




                         HOLOGIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)



	                                      Three Months Ended              	Nine Months Ended
	                                     June 28,       	June 29,      	June 28,    	 June 29,
                                      	1997	           1996          	1997	         1996
                                      -------         --------       --------      -------
REVENUES:
 Product sales................ 	  	$25,846,988     	$25,385,929    	$79,275,601	   $64,833,536
 Other revenues...............     		1,100,949	         847,379      	2,781,967	     2,386,193
                                   -----------      -----------     -----------    -----------
	                                   26,947,937      	26,233,308     	82,057,568	    67,219,729
COSTS AND EXPENSES:
 Cost of product sales........    		11,941,298      	11,628,956	     36,344,625	    29,962,033
 Research and development.....     		2,225,704       	1,878,382      	6,162,790	     5,123,385
 Selling and marketing........     		4,734,783        4,377,637     	13,826,980	    12,079,392
 General and administrative...     		2,027,462       	2,539,957      	7,726,109	     6,859,189
 Litigation expenses..........          	  	--	              --	            --         797,819
                                   -----------      -----------      ----------    -----------
                                  		20,929,247       20,424,932     	64,060,504	    54,821,818
                                   -----------       ----------      -----------   -----------
   	Income from operations....     		6,018,690       	5,808,376	     17,997,064	    12,397,911

Interest income...............     		1,384,626	         759,542	      3,717,041	     1,645,983

Other expense.................        		(7,013)        	(61,094)       	(68,607)     	(185,300)
                                    ----------       ----------       ----------  ------------
  	Income before provision
      for income taxes........     		7,396,303       	6,506,824     	21,645,498	    13,858,594
PROVISION FOR INCOME TAXES....     		2,650,000        2,401,000      	7,840,000	     4,615,000
                                    ----------       ----------      ----------   ------------
   Net income.................    		$4,746,303      	$4,105,824    	$13,805,498	    $9,243,594
                                    ==========       ==========     ===========   ============
NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE...... 		       $  .35 	         $  .31	        $  1.01  	      $  .76
                                        ======           ======         =======         ======
WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING..........    		13,676,353      	13,378,470	     13,658,336	     12,087,653
                                    ==========       ==========      ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.



                          HOLOGIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Nine Months Ended
                                                        	June 28,        	June 29,
	                                                         	1997             	1996
                                                        --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................	  	$13,805,498        	$9,243,594
  Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization................       	906,694           	623,825
     Adjustments for FluoroScan
       Imaging Systems, Inc. pooling of interests
       from year-end change (Note 3)..............             --          	(403,152)
     Compensation expense related to issuance of
        stock and stock options...................	       	27,000            	79,780
   Changes in assets and liabilities-
       	Accounts receivable.......................    	(9,988,957)       	(7,733,676)
       	Inventories...............................     		(347,912)	       (3,073,599)
	       Prepaid expenses and
          other current assets....................   		(1,069,141)          (386,246)
	       Accounts payable..........................     		(265,297)	          392,605
       	Accrued expenses..........................    		5,051,412 	        1,938,853
       	Deferred revenue..........................       	557,073            528,350
                                                        ---------          ---------
             Net cash provided by
                 operating activities.............   	 	8,676,370          1,210,334
                                                       ----------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of held-to-maturity investments.......   		(7,592,430)       	(5,649,374)
  Sales of held-to-maturity investments...........    		1,330,561	                --
  Purchases of available-for-sale investments.....  		(58,807,813)      	(33,880,445)
  Sales of available-for-sale investments.........    	63,726,357         	7,988,905
  Purchases of property and equipment.............   		(1,441,972)	       (1,334,450)
  Increase in other assets........................        (34,532)          (274,285)
                                                      ------------  	    -----------
            Net cash used in
                investing activities..............    	(2,819,829)       (33,149,649)
                                                       -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in line of credit.......	   	(2,533,692)	          456,329
  Issuance of common stock........................		           --        	49,350,296
  Issuance of common stock pursuant to
    options, stock grants and employee
    stock purchase plans..........................    		1,339,720         	2,163,870
  Net proceeds from exercise of
    common stock warrants.........................             --            493,054
  Tax benefit from stock option exercises.........       	470,000          4,740,000
                                                        ---------         ----------
	          Net cash (used in)
               provided by financing activities...       (723,972)        57,203,549
                                                       -----------        ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...........   	 		(583,844)            56,289
                                                       -----------         ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.........     	4,548,725 	       25,320,523
CASH AND CASH EQUIVALENTS, beginning of period....	   	28,754,023         12,886,413
                                                       ----------         ----------
CASH AND CASH EQUIVALENTS, end of period..........   	$33,302,748       	$38,206,936
                                                      ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes....  	 	$5,137,126        	$1,235,117
                                                      ===========         ==========


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

	The consolidated balance sheet as of June 28, 1997, the consolidated statements of income for the three and nine months ended June 28, 1997 and June 29, 1996 and, the consolidated statements of cash flows for the nine months ended June 28, 1997 and June 29, 1996, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

	The results of operations for the three and nine months ended June 28, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 27, 1997.

(2)	Summary of Significant Accounting Policies

	The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

	(a) Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                        	June 28,       	September 28,
                                          	1997	              1996
		                                       --------        -------------

Raw materials and work-in-process....  		$8,467,023       	$8,291,870
Finished goods.......................   		3,003,876        	2,831,118
                                         ==========        ==========
                                        $11,470,899       $11,122,988


	Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.






	(b)  Foreign Currency Translation:

	Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rate in effect during the period. Gains and losses from foreign currency translation are included in the stockholders' equity section under cumulative translation adjustment. Foreign currency transaction gains and losses arising primarily from settlement of sales transactions with the Company's foreign subsidiaries are included in results of operations. Transaction gains of $829 and $1,883 for the three and nine months ended June 28, 1997, respectively, and transaction losses of $21,683 and $67,380 for the three and nine months ended June 29, 1996, respectively, are included in other expense in the accompanying consolidated statements of income.

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



 (5)	Recent Accounting Pronouncements

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

	In March 1997, SFAS No. 128 "Earnings Per Share" was issued which establishes new standards for calculating and presenting earnings per share. The Company will adopt this new standard in its 1997 financial statements, which will require the reporting of diluted earnings per share and basic earnings per share. For the three months ended June 29, 1996 and June 28, 1997 and for the nine months ended June 29, 1996 and June 28, 1997, diluted earnings per share would have been $.31, $.35, $.76 and $1.01, respectively. Basic earnings per share would have been $.33, $.36, $.83, $1.07, respectively, for the same periods.

(6)	Rights Agreement

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

	Revenues. Total revenues for the third quarter of fiscal 1997 increased to $26,947,937 from $26,233,308 in the third quarter of fiscal 1996. Total revenues for the current nine month period increased 22% to $82,057,568 from $67,219,729 for the first nine months of fiscal 1996. These increases were primarily due to the increase in the total number of DXA bone densitometer product shipments in both the Company's domestic and international markets, particularly in the United States where product sales for the first nine months of the year increased 42% over the prior year. The increase in product sales in the current quarter was partially offset by a decrease in product shipments to Japan. Other revenues also increased for the current three and nine month periods due to revenues received under a development agreement for a biochemical marker strip test and an increase in royalties from the license of the Company's technology to Vivid Technologies, Inc.

	Total revenues for the third quarter of fiscal 1997 decreased 4% from $27,999,888 in the immediately preceding quarter, even though unit shipments were up, primarily due to a shift in product sales mix to two of the Company's lower priced models, the QDR-1000plus and QDR-4500C used in clinical settings. Contributing to the sequential decrease in revenues was the decreased sales to Japan where current revenues were approximately one-half of the third quarter of fiscal 1996. Product sales in all other territories showed both sequential growth over the second quarter of fiscal 1997 and year-over-year growth when compared to the third quarter of fiscal 1996.

	In the first nine months of fiscal 1997, approximately 58% of product sales were generated in the United States, 21% in Europe, 12% in Asia and 9% in other international markets. In the first nine months of fiscal 1996, approximately 58% of product sales were generated in the United States, 19% in Europe, 18% in Asia, and 5% in other international markets.

	Unit sales of the Company's x-ray bone densitometers reached a record level as interest in bone diseases, such as osteoporosis, has grown, as new drug therapies have become available in the United States and other countries to treat these diseases and as the use of DXA systems to measure bone density has become more widespread.

	Costs and Expenses. The cost of product sales as a percentage of product sales was constant at approximately 46% for the first three and nine months of fiscal 1997 and 1996. In the current quarter and nine month period, increased shipments of the latest family of DXA bone densitometers, the ACCLAIM series, which earns a better gross margin than the Company's older DXA systems, a volume increase in the number of DXA systems sold resulting in certain manufacturing efficiencies and an increase in sales by the Company's direct sales force (primarily in the United States) which results in higher average selling prices were offset by an increase in costs and lower sales of the mini c-arm systems.

	Research and development expenses increased 18% to $2,225,704 (8% of total revenues) in the current quarter from $1,878,382 (7% of total revenues) in the third quarter of fiscal 1996. For the current nine month period, research and development expenses increased 20% to $6,162,790 (8% of total revenues) from $5,123,385 (8% of total revenues) for the first nine months of 1996. The increase in research and development expenses in 1997 is primarily due to the addition of engineering personnel working on the development of new products, product enhancements and the funding of Serex, Inc. to develop a biochemical marker strip test.

	Selling and marketing expenses increased 8% to $4,734,783 (18% of product sales) in the current quarter from $4,377,637 (17% of product sales) in the third quarter of fiscal 1996. For the current nine month period, selling and marketing expenses increased 14% to $13,826,980 (17% of product sales) from $12,079,392 (19% of product sales) for the first nine months of 1996. The increase in selling and marketing expenses in 1997 is primarily due to an increase in sales personnel and related expenses, marketing and promotional costs and increased sales commissions based on the higher sales volume in areas where commissions are generally paid, particularly in the United States.

	General and administrative expenses decreased 20% to $2,027,462 (8% of total revenues) in the current quarter from $2,539,957 (10% of total revenues) in the third quarter of fiscal 1996. During the first nine months of fiscal 1997, general and administrative expenses increased 13% to $7,726,109 (9% of total revenues) from $6,859,189 (10% of total revenues) in the first nine months of 1996. The decrease in general and administrative expenses in the current quarter from the third quarter of fiscal 1996 is primarily due to a reduction in employee benefit related expenditures. The increase in general and administrative expenses for the first nine months of fiscal 1997 compared to the same period of fiscal 1996 was primarily due to increased headcount and other compensation-related expenditures.

	Litigation expenses incurred in the first quarter of fiscal 1996 were in connection with the Company's disputes with Lunar and Oldelft. These disputes were settled in November 1995 and May 1996, respectively.

	Interest Income. Interest income increased to $1,384,626 in the current quarter from $759,542 in the same quarter of fiscal 1996 and increased to $3,717,041 in the current nine month period from $1,645,983 in the comparable period in fiscal 1996 as the Company earned a slightly higher rate of return on a higher investment base than in the prior year. In January 1996, the Company received proceeds of approximately $49.2 million from a public sale of Common Stock which increased the investment base. The Company also received approximately $8.0 million from the exercise of FluoroScan warrants in July 1996. The Company has invested these proceeds in investment grade corporate and government securities. In the current quarter and nine months, the Company also increased the number of long-term receivables to Latin American customers resulting in additional interest income.

	Other Expense. In the third quarter and for the first nine months of fiscal 1997, the Company incurred other expenses of $7,013 and $68,607, respectively. These expenses were less than other expenses incurred in the comparable periods of fiscal 1996 and were primarily attributable to the interest costs on the line of credit established for use by the Company's European subsidiaries and to a lesser extent in fiscal 1996 to foreign currency exchange losses. The Company's European subsidiaries utilize the line of credit to borrow funds in their local currencies to pay for all intercompany sales, thereby reducing the foreign currency exposure on those transactions. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the Company has established a borrowing line denominated in the two foreign currencies (the French Franc and the Belgian Franc) in which the subsidiaries currently conduct business to minimize this risk, there can be no assurance that the Company will be successful or can fully hedge its foreign currency exposure.

	Provision for Income Taxes. The Company's effective tax rate was 36.2% in the first nine months of fiscal 1997 and 33.3% for the comparable period in fiscal 1996. The increase in the effective tax rate is primarily due to the significant increase in U.S. income. The effective tax rate is less than the combined Federal and state statutory rates due primarily to the favorable Federal and state tax treatment afforded the Company's foreign sales corporation and the favorable state tax treatment of certain of the Company's interest income.

Liquidity and Capital Resources

	At June 28, 1997, working capital was approximately $107 million, and cash, cash equivalents and short-term investments totaled $79 million. The Company has funded its operations primarily through cash flows from operations and the issuance of securities. The cash, cash equivalents and short-term investments balance increased $3 million from September 28, 1996 primarily due to operating activities which included net income of $13.8 million and an increase in the Company's accrued expenses, which were partially offset by an increase in accounts receivable and long-term investments. The increase in accrued expenses and accounts receivable reflects the increase in the Company's sales activity. At June 28, 1997, one customer had accounts receivable outstanding of approximately $3 million which were within their payment terms. The Company finances certain sales to Latin America over a two to three year time frame. At June 28, 1997, the Company had long-term accounts receivable outstanding of approximately $3.2 million relating to these sales which were included in other assets. In the first nine months of 1997, the Company purchased approximately $1,440,000 of property and equipment, primarily computers and other equipment associated with the hiring of additional personnel.

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

	In March 1997, SFAS No. 128 "Earnings Per Share" was issued which establishes new standards for calculating and presenting earnings per share. The Company will adopt this new standard in its 1997 financial statements, which will require the reporting of diluted earnings per share and basic earnings per share. For the three months ended June 29, 1996 and June 28, 1997 and for the nine months ended June 29, 1996 and June 28, 1997, diluted earnings per share would have been $.31, $.35, $.76 and $1.01, respectively. Basic earnings per share would have been $.33, $.36, $.83, $1.07, respectively, for the same periods.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995

	Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management, and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, regulation, technical risks associated with the development of new products, regulatory policies in the United States and other countries, reimbursement policies of public and private health care payors, introduction and acceptance of new drug therapies, competition from existing products and from new products or technologies, and market and general economic factors.




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









                                     							Hologic, Inc.
						                                     	(Registrant)



August 11, 1997                         		/s/    S. David Ellenbogen
---------------                           ---------------------------
Date				                                		S. David Ellenbogen
					                                    	Chairman and
                                          Chief Executive Officer





August 11, 1997	                       	/s/    Glenn P. Muir
---------------                         --------------------
Date					                              	Glenn P. Muir
				                                  		Vice President, Finance
                                          and Treasurer
					                                  	(Principal Financial and
                                          Chief Accountin		Officer)










                           HOLOGIC, INC. AND SUBSIDIARIES
                STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                                     (Unaudited)

    	                                    Three Months Ended           	Nine Months Ended
                                        	June 28,	      June 29,     	June 28,	     June 29,
                                          	1997	           1996	        1997	         1996
                                         -------        --------      -------       -------
PRIMARY:
 Net income..........................		$4,746,303    	$4,105,824	    $13,805,498	   $9,243,594
                                       ==========     ==========     ===========    ==========
 Weighted average common
    shares outstanding...............		13,035,419    	12,276,744     	12,956,335 	  11,095,319
 Common stock equivalents
    outstanding	pursuant to
    the treasury stock method........		   640,934	     1,101,726    	    702,001	      992,334
                                       ---------      ----------      ----------    ----------
Primary weighted average number
    of common and	common equivalent
    shares outstanding.............. 		13,676,353    	13,378,470     	13,658,336	   12,087,653
                                       ==========     ==========      ==========    ==========
Per share amount....................   		$   .35        	$   .31         	$ 1.01	       $ .76
                                          ======         =======          ======        =====
