Form 10-K
period 1997-09-27
HOLOGIC INC
filed 1997-12-23
CIK 859737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:            September 27, 1997
                                      ------------------
                                             or
[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:   0-18281
                          -------

                                 Hologic, Inc.
                                 -------------
            (Exact name of registrant as specified in its charter)

          Delaware                                  04-2902449
          --------                                  ----------
   (State of incorporation)            (I.R.S. Employer Identification No.)

         590 Lincoln Street, Waltham,           Massachusetts    02154
         -------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

                                 (781) 890-2300
                                 --------------
              (Registrant's telephone number, including area code)

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
              Yes  X          No
                  ---            ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. ___

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of November 28, 1997 was $339,619,647 based on the price of the last reported sale on the Nasdaq National Market System.

As of November 28, 1997 there were 13,125,397 shares of the registrant's Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
(1) Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on February 24, 1998 (Part III: Items 10,11,12 and 13).

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

                                    Part I

Item 1.  Business


     Hologic, Inc. ("Hologic" or the "Company") is a leading international developer, manufacturer and marketer of X-ray bone densitometers which precisely measure bone density for use in the diagnosis and monitoring of metabolic bone diseases such as osteoporosis. Hologic pioneered the use of dual-energy X-ray absorptiometry ("DXA") to measure bone density, introducing the first DXA bone densitometer in 1987. Since this introduction, DXA systems have become the standard for measuring bone density. In 1995, Hologic introduced its fourth generation of DXA bone densitometers, its clinically oriented QDR(R) 4500 ACCLAIM(R) product line.

     To address the growing clinical market for the early diagnosis and monitoring of osteoporosis, Hologic is developing products that it believes will complement its DXA product line. In December 1994, Hologic acquired the ultrasound bone analyzer business of Walker Sonix, Inc. ("Walker Sonix"). In July 1996, Hologic began international shipments of its internally-developed, dry ultrasound system, the Sahara(R) Clinical Bone Sonometer ("Sahara"). On August 18, 1997, the Company received a Food and Drug Administration ("FDA") Advisory Panel's recommendation for approval of Sahara. The Company is continuing to work with the FDA to receive final marketing clearance for Sahara to begin sales in the United States. Hologic believes that ultrasound systems will represent a relatively low cost, compact, easy-to-use, non-ionizing, measurement technique to assist in the initial diagnosis of osteoporosis. In September 1994, Hologic began a joint development effort with Serex, Inc. ("Serex") to develop a diagnostic strip test to detect biochemical markers that indicate the rate of a patient's bone loss. In January 1997, Hologic expanded its joint development agreement to include Ostex International, Inc. Under this agreement, Ostex's Osteomark assay is being combined with Serex's strip test technology to provide a physician with a real-time means of measuring a patient's biochemical response to osteoporosis therapies and compliance with those therapies, as a complement to periodic bone density measurements.

     On August 29, 1996, Hologic's wholly-owned subsidiary merged with FluoroScan Imaging Systems, Inc. ("FluoroScan" or the "Company") in an all stock transaction accounted for as a pooling-of-interests. FluoroScan manufactures and distributes the FluoroScan Imaging System (the "FluoroScan System"), a low intensity, real-time mini c-arm X-ray imaging device which provides high resolution images at radiation levels and at a cost well below those of conventional X-ray and fluoroscopic equipment. These mini c-arm systems are used primarily by orthopedic surgeons to perform minimally invasive surgical procedures on a patient's extremities (i.e., hand, wrist, knee, foot, ankle, ect.).

     As used herein the term "Company" includes Hologic and all of its subsidiaries, including FluoroScan.

     The Hologic logo is a service mark of the Company. QDR, QDR-1000, ACCLAIM and Sahara are registered trademarks of the Company. QDR-1000W, QDR 1000plus, QDR-2000, QDR 2000plus, QDR 4500, QDR 4500A, QDR 4500SL, QDR 4500W, QDR 4500C,
FluoroScan, FluoroScan I, FluoroScan II, FluoroScan III, FluoroScan Imaging

Systems and UBA 575+ are trademarks of the Company. The trademarks Scanora and WalkerSonix are licensed by the Company.

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

     According to the National Osteoporosis Foundation (the "NOF"), 28 million Americans, 80% of whom are women, and approximately 250 million people worldwide, suffer from osteoporosis. Osteoporosis typically develops silently over a period of years, eventually progressing to a point where a fracture can easily occur, causing pain and disability. The post-menopausal female population has the highest incidence of osteoporosis and the highest rate of morbidity (loss of quality of life) and mortality due to osteoporosis. The NOF estimates that in the United States osteoporosis contributes to more than 1.5 million fractures annually, and the costs to the U.S. healthcare system to treat these osteoporosis-related fractures exceed $14 billion annually. Hip fractures lead to the most serious consequences. According to the NOF, as many as one in every five hip fracture patients dies from complications within a year after fracture, one in every four requires long-term care and an even higher percentage of hip fracture patients never return to an active and independent lifestyle. According to the Centers for Disease Control and Prevention, about 850,000 people aged 65 and older suffer from fractures every year.

     Until recently, osteoporosis was thought to be an untreatable consequence of aging. The Company believes that the recent development and introduction of new drug therapies, the aging of the population, and an increased focus on women's health issues and preventive medical practices has created a growing awareness among patients and physicians that osteoporosis is treatable.

     Therapies. The Company believes that over 36 clinical studies are currently in progress to assess the safety and effectiveness of new therapies to treat osteoporosis. However, prior to 1995, there were only two approved drug treatments for osteoporosis in the United States, hormone replacement therapy, using estrogen and related hormones ("HRT"), and calcitonin, with the most widely prescribed treatment being HRT. Patient concerns regarding complications related to prolonged use of HRT have contributed to a low compliance rate. Until recently, calcitonin was available only in an injectable form, a delivery method that has contributed to low patient compliance. Although HRT and calcitonin have generally been shown in clinical trials to slow or stop the loss of bone mass, these therapies have not been proven to restore bone mass.

     In September 1995, the FDA approved Merck and Company's ("Merck") drug Fosamax(R) for the treatment of established osteoporosis in post-menopausal women. Fosamax is a bisphosphonate that acts by coating the bone surface and inhibiting bone resorption. In clinical trials of Fosamax conducted in over 16 countries, Merck reported that on average, the post-menopausal patients with established osteoporosis who were treated with Fosamax experienced an increase in bone density of the hip and spine over a three-year period. The clinical data also indicated that Fosamax reduced the number of new vertebral fractures in these patients by approximately 48% when compared with patients in placebo. In April 1997, the FDA approved an expansion of the permitted use for Fosamax to include the prevention of osteoporosis. On December 10, 1997, Eli Lilly and Company ("Eli Lilly") received marketing clearance from the FDA for its new osteoporosis drug, Evista(R). Evista is among the first in a class of drugs called selective estrogen receptor modulators ("SERMs"). SERMs are being studied for their selective ability to act like estrogen in some tissues but not in others. Eli Lilly reported that in clinical studies of Evista conducted in 28 countries, the drug was shown to prevent bone loss in the total body, lower spine and hip and to significantly increase bone mineral density in those regions when compared with the calcium-supplement placebo group.

     Other therapies cleared by the FDA to treat osteoporosis are a one-tablet hormone replacement therapy, which combines estrogen and progestin, developed by Wyeth-Ayerst Laboratories, and an intra-nasal formulation of calcitonin developed by Sandoz. In addition, the FDA approved slow-release sodium fluoride for the treatment of post-menopausal osteoporosis. Additional therapies undergoing clinical trials for the prevention or treatment of osteoporosis include bisphosphonates being developed by Proctor & Gamble (Rasidronate), Boehringer-Mannheim (Ibandronate) and Sanofi (Tiludronate), and estrogen analogues being developed by Pfizer (Draloxifene).

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

     Since the introduction of the first DXA bone densitometer by the Company in 1987, dual-energy X-ray absorptiometry has become the primary means of measuring bone density. Prior to that introduction, the most widely used bone density measuring technique for the hip and spine was dual photon absorptiometry ("DPA"). DPA systems were not very precise and required relatively long scanning times and the use of an expensive radioactive source that required periodic replacement. In contrast, DXA systems have much higher precision, require significantly shorter scanning times and do not require a radioactive source. DXA systems require a low patient radiation exposure. The most advanced DXA systems can be used to measure the bone density of the whole body, or any site, including the most important fracture sites of the hip or spine. As a result of their precision and versatility, DXA systems have become the predominant means of evaluating low bone density before fractures occur and monitoring changes in a patient's bone density in response to therapies.

     Other bone assessment technologies include single photon absorptiometry ("SPA"), radiographic absorptiometry ("RA"), quantitative computed tomography ("QCT"), quantitative ultrasound and biochemical markers.

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

     Ultrasound has long been used in medical testing. However, the use of ultrasound for the detection of osteoporosis was not commercially introduced until recently, and then only in certain foreign countries. Ultrasound measurement has concentrated mainly on the calcaneous (the heel), which is comprised primarily of trabecular bone, as a measuring site. Initial clinical trials of ultrasound systems have indicated a significant association of low ultrasonic bone measurements of the calcaneous and the risk of fracture. The latest developments in hardware and software, resulting in enhanced precision and ease of use, are currently making ultrasound techniques an option for the diagnosis of osteoporosis. Major advantages of ultrasound examination are the complete absence of radiation and the small size and low cost of the equipment. Ultrasound devices do not use X-rays in making their measurements and therefore do not require X-ray licensing or registered operators. However, because ultrasound bone measurements currently are not as precise as DXA and other measurements, they are less reliable for continued monitoring of small changes in bone density or for assessing the response to therapies. In addition, they are generally limited to measurements at peripheral sites, not the more important spine or hip fracture sites. Accordingly, the Company believes that the most likely use for ultrasound devices such as Sahara, and others, will be for initial identification of osteoporosis and not for continued monitoring of changes in bone density or the response to therapies.

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

Bone Assessment Market

      The Company believes that the clinical and primary care markets for osteoporosis diagnostic and monitoring products are expanding due to the recent development and introduction of new drug therapies to treat osteoporosis, the more widespread and increased reimbursement for bone density examinations, the aging of the population, and an increased focus on women's health issues and preventive medical practices. All of these factors have led to an increased awareness by women and primary care providers, such as gynecologists and family physicians, that osteoporosis is a treatable disease and that measurement of bone density is an integral component of diagnosis and monitoring of this disease.

     Upon obtaining FDA approval for Fosamax in September 1995, Merck launched an extensive educational campaign to increase patient and physician awareness that osteoporosis is a treatable disease. In connection with this effort, Merck is promoting the use of DXA and other techniques to diagnose and monitor osteoporosis and the effects of drug therapies. The Company believes that this ongoing comprehensive Merck program has significantly contributed to the growth of the bone densitometer and related markets. Fosamax is approved for use by patients for both the prevention and treatment of osteoporosis. In addition, Eli Lilly's Evista was recently approved for the prevention of osteoporosis. The approval of therapies for both the prevention and treatment of osteoporosis should increase the need for patient testing and monitoring at an earlier age, before a patient is afflicted with osteoporosis.

     In the United States, the Health Care Finance Administration ("HCFA"), which establishes guidelines for the reimbursement of health care providers treating Medicare and Medicaid patients, provided validation for DXA bone densitometry examinations as a clinically useful procedure by recommending the reimbursement for DXA bone examinations in April 1994. In October 1997, HCFA published new guidelines for bone density measurements. Effective January 1, 1998, HCFA is recommending reimbursement for central (hip and spine) DXA examinations, the important fracture sites, of approximately $131 per patient examination, an increase from the current recommended rate of $121. Reimbursement for DXA densitometry done at peripheral sites was also increased to approximately $67 per patient examination. The increase in the central and peripheral reimbursement rates illustrates the increasing recognition of the benefit of early detection and treatment of bone loss. Currently, there is not an established reimbursement rate for ultrasound bone density examinations. The Company believes that once an ultrasound bone densitometer, such as Sahara, is cleared for marketing in the United States, a reimbursement rate will be established at a rate similar to peripheral bone densitometry. However, there can be no assurance that a reimbursement code for ultrasound bone densitometry will be established by HCFA in a timely manner, if at all. The differential in reimbursement between central and peripheral exams recognizes the important benefit of DXA measurements of the critical fracture sites, the hip and spine, in assisting in the detection and monitoring of bone disease. In part, as a result of the reimbursement policy recommendations implemented by HCFA, DXA bone density examinations are paid for by many private third party insurers in the United States.

     In August 1997, President Clinton signed into law the Medicare Bone Mass Measurement Coverage Standardization Act as a provision in the Balanced Budget Act. The provision sets forth a national mandate that would require Medicare to cover bone density diagnostic tests utilizing radiologic, radioisotopic, or other procedures approved by the FDA for the purpose of identifying bone mass or detecting bone loss deterioration. This mandate will become effective July 1, 1998.

     With the established reimbursement levels in the United States, and the FDA approval of additional osteoporosis drug therapies, the Company believes that the United States market for bone densitometers and other methods of bone mineral assessment will expand from the hospitals, large clinics, research institutions and imaging and women's centers, to the larger potential market of primary care providers, including gynecologists and family physicians. However, there can be no assurance this expansion will take place.

     In several European countries, Japan and other international markets, there has been a greater availability or acceptance of osteoporosis therapies and an earlier adoption of reimbursement for bone densitometry exams. Countries in which reimbursement for the use of X-ray bone densitometers has been approved include Belgium, Brazil, Canada, Germany, Greece, Japan, South Korea, Spain and Switzerland. In addition, the Japanese government has been actively supporting an educational program to promote public awareness of osteoporosis as a treatable disease. In Latin American countries such as Argentina, Brazil and Chile, and in Pacific Rim countries, such as Australia, The Peoples Republic of China, South Korea and Taiwan, there has been a growing use of osteoporosis therapies and an increased use of osteoporosis diagnostic and monitoring equipment. Recent economic uncertainties in certain foreign countries, including those in Asia, may adversely affect the future growth of these markets.

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

     The Company believes that a significant market exists for relatively low-cost products that assess bone mineral status, employ technologies that do not use ionizing radiation and may be used in a doctor's office. In order to address this market, the Company has introduced the Sahara Clinical Bone Sonometer, a dry ultrasound device that measures bone density of the heel. The Company is also working on the joint development of a biochemical marker strip test to assist in the assessment of bone mineral status.

     QDR X-Ray Bone Densitometers. Since its first commercial shipment of a DXA system in October 1987, the Company has sold more than 4,500 DXA systems. The Company believes that its systems' performance advantages and their early adoption by leading clinical investigators have led to their market acceptance. The Company's DXA systems have been purchased for multiple-site studies sponsored by the pharmaceutical companies and by the United States government for evaluation of the incidence and treatment of osteoporosis. In addition, pharmaceutical companies have promoted the purchase of the systems for use by physicians to assist in the diagnosis and treatment of osteoporosis.

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

     Each of the Company's DXA systems contains an X-ray source mounted beneath the patient. The X-ray source generates alternating high and low energy pulses in a thin beam that passes through the Company's patented Automatic Internal Reference System and then through the patient to an X-ray detector mounted above the patient. When the X-ray beam is detected, it contains information about the X-ray absorbing characteristics of both the patient and the calibration materials in the Automatic Internal Reference System at each of the two levels of radiation. The system converts this information into a digital format which is processed and analyzed by a computer and displayed on a high-resolution color monitor, both of which are incorporated into the system.

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

     In November 1997, the Company introduced the QDR 4000 at the annual meeting of the Radiological Society of North America. The QDR 4000 pencil beam bone densitometer combines the reliability and economy of Hologic's DXA bone densitometers with a unique package of value-added applications that provide physicians with bone density measurements of the hip, spine and forearm. The QDR 4000 will offer an update to Hologic's QDR 1000plus pencil beam system, and will be targeted at the price sensitive segment of the market. The Company expects sales of the QDR 4000 to begin in early calendar 1998. In fiscal 1997, the ACCLAIM series accounted for approximately 82% of DXA sales.

     Ultrasound. In December 1994, the Company acquired the ultrasound bone analyzer business of Walker Sonix. Walker Sonix had developed an ultrasound product line to assess bone mineral status of the heel. The location of the heel facilitates easy coupling of the ultrasound transducers at a site with a relatively low amount of overlying soft tissue. The heel is also made up of predominantly trabecular bone which tends to be more metabolically active. The Walker Sonix ultrasound devices measure two parameters, Broadbased Ultrasound Attention ("BUA") and Speed of Sound ("SOS") through a water medium to characterize bone mineral status. The use of water as a medium, which is a characteristic of other ultrasound bone analyzers, requires the patient to place her foot in water. The use of water requires cumbersome plumbing and cleaning mechanisms to be incorporated in the system.

     The Company developed internally an enhanced dry ultrasound bone analyzer, called "Sahara" that does not require the use of water. The Company believes that this "dry" technology offers further operator convenience by the elimination of the water handling required between each patient. On August 18, 1997, Hologic received an FDA Advisory Panel's recommendation for approval for its Sahara system. The Company is continuing to work with the FDA to complete the registration process. There can be no assurance that the Company will be able to obtain FDA approval for the Sahara on a timely basis, if at all.

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

     Biochemical Markers. In September 1994, the Company entered into a joint development agreement with Serex to develop a simple strip test for use by physicians to monitor the levels of a patient's biochemical markers that indicate the rate of bone resorption. Serex has developed a proprietary and patented technology that enables complex immuno-chemistry assays to be performed in a strip test format that the Company believes is well-suited for testing directly in the physician's office to provide a real-time assessment of bone resorption. In January 1997, the Company expanded this joint development agreement to include Ostex International, Inc.'s Osteomark(R) assay. Osteomark is a simple, inexpensive immunoassay used to assess the level of bone resorption. Under the joint agreement, the Company, Serex and Ostex are engaged in the development of a point-of-care Osteomark test, utilizing Serex's strip-test technology. Although biochemical markers cannot measure bone density, the Company believes that biochemical markers may be useful as a tool to determine if therapy is effective. This is accomplished by comparing the baseline level of the marker with the value obtained from a serial measurement performed only two or three months following the start of therapy. This same technique may be useful to evaluate patient compliance with a prescribed therapy. There can be no assurance that the Company, Serex and Ostex will be able to develop effective strip tests, either for physician or over-the-counter use, on a timely basis, if at all, that once developed, any strip test will be approved or cleared for sale in the United States or other jurisdictions, or that once cleared or approved for sale any strip test will be commercially successful.

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

     FluoroScan Products

     FluoroScan pioneered the mini c-arm market with the introduction of FluoroScan I in June 1984. The basis of the FluoroScan System technology is a second generation micro channel plate image intensifier commonly referred to as a "night vision" intensifier. This technology permits the FluoroScan System to produce high resolution readily viewable images by using a small amount of radiation, converting it to visible light and amplifying it approximately 50,000 times. The same night vision intensifier, as used by the military, allows clear views of a battlefield at night by amplifying small amounts of ambient light. The FluoroScan System technology offers several advantages over existing real-time conventional X-ray imaging devices (also known as C-arms, image intensifiers or fluoroscopy equipment). These advantages include; a substantial reduction of radiation to the patient and of scatter radiation to the surgeon and other operating room personnel, a cost of approximately one-third of the cost of a conventional C-arm, and mobility. It does not require lead-lined rooms and it can often be operated without a radiology technician.

     OfficeMate. The OfficeMate imaging system was introduced in fiscal 1997. This system was designed specifically to meet the needs of the physician office. This system has replaced the FluoroScan II system which was targeted at physician office and veterinary markets. The OfficeMate features efficient, user-friendly operation, high resolution real-time and freeze frame images, full 360-degree arm rotation and the choice of three or four inch field-of-view. Due to its compact size and portability, the Company believes the OfficeMate is well suited for the in-office extremity imaging requirements of hand and orthopedic surgeons. The OfficeMate system is 51 inches high, 29 inches wide and 30 inches deep. The Company believes the primary market for this system is the office based physician. However, with minor modifications, the OfficeMate can also be configured to address the needs of the veterinary market.

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

     FluoroScan Corporate Collaboration

     Certain companies are developing material to assist in the healing of bone fractures. For example, Norian Corporation ("Norian") is in clinical trials in the U.S. and Europe for its Skeletal Repair System/TM/ ("SRS"). SRS is a material that is injected into a fracture and has been shown to hold the bones in position while providing the raw materials to help the body repair itself more rapidly. Since SRS requires extensive imaging from the initial injection through the healing process, the Company believes that FDA approval and market acceptance of SRS could provide long-term benefits for the Company. On June 12, 1995, the Company entered into an agreement with Norian that provides for the Company to provide imaging equipment for seminars introducing Norian's Skeletal Repair System to orthopedic surgeons. There can be no assurance that SRS will receive FDA approval, or if approved will gain wide market acceptance or enhance sales of the Company's FluoroScan System.

Other Products; Scanora

     In order to take advantage of its European sales force and associated distribution capability, the Company distributes Scanora, a specialized system for taking X-ray images of the maxillo-facial anatomy (teeth, jaw and other facial structures) manufactured by Soredex, S.A. ("Soredex"), a division of Orion Corporation of Helsinki, Finland.

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

Customers

     The Company's DXA customers include many pharmaceutical companies active in the field of bone mineral metabolism, such as Eli Lilly, Merck, Pfizer, Proctor & Gamble, Rhone-Poulenc/Rorer, Sanofi Research and SmithKline. The Company believes that because of their technological features, its DXA systems have been and continue to be the most widely used bone densitometers for clinical studies involving the emerging drug therapies for osteoporosis. The Company has a group of 12 employees who provide data collection and quality assurance services to such customers. Initial clinical evaluation sites for the Company's DXA systems included leading medical and research institutions, such as the Mayo Clinic, the Massachusetts General Hospital and the University of California at San Francisco in the United States; the University of Lyon and Guy's Hospital in Europe; and Kobe University in Japan. These institutions, along with many other leading medical institutions, continue to be users of the Company's DXA systems.

     The clinical demand for the Company's DXA bone densitometers has grown as a result of the increased worldwide focus on women's health problems and the availability of new osteoporosis therapies entering the market. The Company expects a further shift in the market for bone densitometers to primary care physicians, including gynecologists and family physicians, in response to the development of new drug therapies for osteoporosis and the growing awareness of osteoporosis as a treatable disease. However, there can be no assurance that this expansion to the primary care market will occur in a timely fashion, if at all.

Marketing and Sales

     In the United States, the Company sells its DXA systems primarily through its direct sales force and its FluoroScan Systems through a national network of independent sales representatives and sales representative organizations. As of November 30, 1997, the Company had approximately 22 employees engaged in DXA sales in the United States. In order to penetrate the DXA market more effectively, the Company has expanded its direct marketing activities, including additions to its sales force, and has implemented various leasing programs, including a program with a third party leasing company to make its QDR 1000plus and QDR 4500C ACCLAIM system available to physicians on a fee-per-scan basis. To meet the growing demand for its products, the Company plans to enhance further its distribution capabilities in the United States through a combination of an expansion of its sales force and strategic alliances with companies with established distribution channels in the various market segments for the Company's products.

     In the second quarter of fiscal 1997, the Company entered into a distribution agreement with Physician Sales and Service, Inc. ("PSS") of Jacksonville, Florida. PSS is a leading distributor of medical products with over 850 sales representatives focused on private physician practices in the United States. Under the terms of the agreement, PSS has an exclusive right to distribute Hologic's QDR 1000plus x-ray bone densitometer in certain markets throughout the

United States. The agreement also provides PSS with a non-exclusive option to distribute the QDR 4500C ACCLAIM in certain other market segments. Upon receipt of FDA marketing clearance, PSS will also be the exclusive U.S. distributor of the Sahara ultrasound bone densitometer to the primary care market. There can be no assurance the Company will receive FDA marketing clearance for Sahara in a timely manner, if at all.

     The Company sells its products in international markets through independent distributors, as well as a direct sales force in France, the Benelux countries, Spain and Portugal. As of November 30, 1997, the Company had 11 employees engaged in sales in Europe.

     The Company distributes its DXA and ultrasound products in Japan through Toyo Medic, which has been the Company's exclusive distributor in Japan since April 1988. The agreement requires Toyo Medic to purchase certain minimum quantities and to provide technical and warranty support to its customers.

     In certain other territories outside the United States, the Company sells its systems through independent distributors, all of whom offer technical support. The Company has increased its efforts to expand its market penetration for its DXA systems into Latin America, including Argentina, Brazil and Chile, and into Pacific Rim countries other than Japan, including Australia, The Peoples Republic of China, South Korea and Taiwan, by working with local sales representatives and distributors or entering into strategic marketing alliances in those territories. The Company believes that with time, Eastern Europe may present a significant opportunity for growth and also is seeking to expand its presence in the area. Recent economic uncertainties in certain foreign territories, including Japan, may adversely impact the growth of these markets.

     In fiscal 1997 and in fiscal 1996, foreign sales accounted for approximately 39% and 40% of the Company's product sales, respectively. The Company's foreign sales are subject to risks generally associated with foreign sales, including United States and foreign regulatory approval requirements, policy changes and foreign economic changes. The relative strength of the United States dollar in relation to foreign currencies may also adversely affect the Company's sales to foreign countries. The Company also believes that its sales to Europe may be seasonal, with reduced orders in the summer months reflecting summer vacation schedules. International sales will also be affected by government approval of new drug therapies, changes in local healthcare policies regarding reimbursement and the strength of promotional efforts by its distributors. Moreover, the FluoroScan System technology is governed by the International Traffic in Arms Regulations of the United States Department of State. As a result, the export of FluoroScan Systems to certain countries may be limited or prohibited. See Note 12 of Notes to Consolidated Financial Statements.

Competition

     The bone assessment market is highly competitive and characterized by continual change and improvement in technology, and multiple technologies that have been or are under development. Some of the companies in this industry have significantly greater manufacturing, marketing and financial resources than the Company. See "Background."

     The Company believes that competition in the field of DXA bone densitometry is based upon price, precision, speed of measurement, patient radiation dose, cost and ease of operation, product versatility, product reliability and quality of service. The Company believes that it competes effectively with respect to these criteria. The Company believes that its DXA systems will also compete with other X-ray based modalities, including a radiographic absorptiometry product developed by CompuMed Inc. which has been licensed to Merck. The Company's DXA systems also compete with specially-equipped CT scanners and may compete with used and refurbished DXA systems. See "Bone Assessment Products - Background" for a discussion of the technical advantages and disadvantages of these other systems.

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

     Three companies, including Ostex, have obtained FDA clearance to market biochemical marker tests that evaluate bone turnover in a microtitre format which require samples to be sent to the lab for evaluation. One or more of these companies may develop point-of-care, over-the-counter or other real-time biochemical marker tests that would compete with the biochemical marker strip tests being developed by the Company, Serex, and Ostex. The Company believes that competition in this market will be based upon price, product reliability, diagnostic sensitivity, precision and ease-of-use. There can be no assurance that the Company, Serex and Ostex will be able to compete effectively in this market.

     The Company believes that competition for its mini c-arm systems is based largely on price, quality, service and production capabilities. The market for mini c-arm systems has become increasingly more competitive due to the introduction of new mini c-arm devices, particularly in the United States. The Company believes that key advantages of its FluoroScan Systems include low levels of radiation, low costs, mobility, quality and durability.

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

     The Company performs final assembly and test of the FluoroScan System. All of the materials and most of the purchased components used in manufacturing the Company's products are readily available from numerous sources. Several key components require high technology including the X-ray tube, image intensifier, video camera and fiberoptic taper and are manufactured by only one or a small number of suppliers. Failure of any component supplier to provide acceptable quality and timely components at an acceptable price, or an interruption of supplies from a supplier as a result of fire, nature calamity, strike or other significant events could materially and adversely affect the Company's business.

     Although the Company uses materials in its manufacturing process that may be subject to federal, state and/or local environmental laws, the costs and effects of compliance with these laws have not had a material effect on the Company's financial condition or results of operations during any of the past three years.

Backlog

     Backlog for the Company's systems as of November 30, 1997 and November 30, 1996 totaled approximately $8.7 million and $9.5 million, respectively. Backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by the customer. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of the Company's net revenues for any future period.

Research and Development

     The Company's research and development efforts are focused on enhancing its existing products and developing new products for the bone assessment and mini C-arm market. The Company's research and development personnel also are involved in establishing protocols, monitoring, interpreting and submitting test data to the FDA and other regulatory agencies to obtain the requisite clearances and approvals for its products. At November 30, 1997, the Company had 49 persons engaged in research and development, of whom 14 persons were engaged in software development. The research and development group was responsible for the introduction of the Company's fourth generation QDR ACCLAIM series of DXA bone densitometers during 1995, the ongoing development of the Company's Sahara bone analyzer, the QDR 4000 and the ongoing development of FluoroScan III. During fiscal 1997, 1996 and 1995, the Company's research and product development expenses were approximately, $8.5 million, $7.3 million and $4.5 million, respectively.

Patents and Proprietary Rights

      The Company relies upon trade secrets and patents to protect its technology. Due to the rapid technological change that characterizes the medical instrumentation industry, the Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and will continue to make efforts to obtain patents, when available, in connection with its product development program. The Company has obtained 21 patents, licensed 16 patents and has pending 44 patent applications in the United States relating to its DXA technology, and has obtained three patents, licensed four patents and has pending 20 patent applications in the United States relating to its ultrasound technology. The Company has obtained or applied for corresponding patents and patent applications for certain of these patents and patent applications in certain foreign countries. There can be no assurance that any of the Company's patent applications will be granted or that any patent or patent application will provide significant protection for the Company's products and technology. Moreover, there can be no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. In the absence of significant patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products, processes or technology.

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

     The Company has a license agreement for technology used in its mini c-arms with the United States government as represented by NASA that is exclusive within the United States. This agreement gives the Company exclusive rights to manufacture and distribute NASA's high voltage isolation transformer and high voltage power supply. This technology allows the Company's mini c-arm products to produce low levels of radiation. This license and underlying patent previously had an expiration date of 2002 but was extended as a result of GATT and now expires in 2003. Pursuant to this license, the Company may be required to grant sublicenses to the extent that NASA believes such sublicenses are necessary for the health and safety needs of the United States and such needs cannot be fulfilled by the Company. The Company previously had an agreement which gave the Company exclusive rights to manufacture and distribute a nonradioactive isotope version of NASA's low intensity X-ray and gamma ray imaging device. This technology provided the ability to amplify X-rays that have been converted to visible light. This license agreement terminated in July 1997 upon expiration of the underlying patent. The Company continues to use technology underlying this patent. However, as a result of the expiration of this patent, the Company no longer has exclusive use of this technology.

Third Party Reimbursement

     In the United States, the Health Care Finance Administration, which establishes guidelines for the reimbursement of health care providers treating Medicare and Medicaid patients, provided validation for DXA bone densitometry examinations as a clinically useful procedure by recommending the reimbursement for DXA bone examinations in April 1994. In October 1997, HCFA published new guidelines for bone density measurements. Effective January 1, 1998, HCFA is recommending reimbursement for central (hip and spine) DXA examinations, the important fracture sites, of approximately $131 per patient examination, an increase from the current recommended rate of $121. Reimbursement for DXA densitometry done at peripheral sites was also increased to approximately $67 per patient examination. The increase in the central and peripheral reimbursement rates illustrates the increasing recognition of the benefit of early detection and treatment of bone loss. Currently, there is not an established reimbursement rate for ultrasound bone density examinations. The Company believes that once an ultrasound bone densitometer, such as Sahara, is cleared for marketing in the United States, a reimbursement rate will be established at a rate similar to peripheral bone densitometry. However, there can be no assurance that a reimbursement code for ultrasound bone densitometry will be established by HCFA in a timely manner, if at all. The differential in reimbursement between central and peripheral exams recognizes the important benefit of DXA measurements of the critical fracture sites, the hip and spine, in assisting in the detection and monitoring of bone disease. In part, as a result of the reimbursement policy recommendations implemented by HCFA, DXA bone density examinations are paid for by many private third party insurers in the United States.

     In August 1997, President Clinton signed into law the Medicare Bone Mass Measurement Coverage Standardization Act as a provision in the Balanced Budget Act. The provision sets forth a national mandate that would require Medicare to cover bone density diagnostic tests utilizing radiologic, radioisotopic, or other procedures approved by the FDA for the purpose of identifying bone mass or detecting bone loss deterioration. This mandate will become effective July 1, 1998.

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

     The premarket approval procedure involves a more complex and lengthy testing and review process by the FDA than the 510(k) premarket notification procedure and often requires at least several years to obtain. The Company must first obtain an investigational device exemption ("IDE") for the product to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will thereafter only grant premarket approval if, after evaluating this clinical data, it finds that the safety and efficacy of the product has been sufficiently demonstrated. This approval may restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time. On August 18, 1997, Hologic received a FDA Advisory Panel's recommendation for approval of its premarket application for the Sahara ultrasound system. The Company is continuing to work with the FDA to complete the registration process. There can be no assurance that the Company will be able to obtain FDA approval for the Sahara on a timely basis, if at all.

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

Employees

     As of November 30, 1997, the Company had 339 full-time employees, including 92 in manufacturing operations, 49 in research and development, 131 in marketing, sales and support services, 55 in finance and administration and 12 in medical data management. None of the Company's employees are represented by a union. The Company considers its employee relations to be good.

Item 2.  Properties

     The Company leases a 83,500 square foot building located in Waltham, Massachusetts under a lease which expires in 2002 for its corporate headquarters and manufacturing facility for its bone assessment products. The Company also utilizes approximately 25,500 square feet of space in Northbrook, Illinois pursuant to a lease that expires in February 2001 for operations of its wholly-owned subsidiary, FluoroScan. The Company believes that its facilities will be adequate for its needs for the foreseeable future. The Company also maintains sales and service offices in France, Belgium and Spain. The Company believes that it has adequate space for its anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Item 3.  Legal Proceedings

      The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matter to a Vote of Security Holders.

     None.

                                    Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

     Market Information. The Company's Common Stock is traded on the Nasdaq National Market under the symbol "HOLX." The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock, as reported by the Nasdaq National Market. All stock prices have been retroactively restated to reflect a 2-for-1 stock split that occurred on March 25, 1996.


Fiscal Year Ended September 28, 1996             High               Low
First Quarter                                    $ 22 3/4           $ 10 3/8

Second Quarter                                   $ 26 3/4           $ 17 1/4

Third Quarter                                    $ 49 1/2           $ 21

Fourth Quarter                                   $ 45               $ 26

--------------------------------------------------------------------------------

Fiscal Year Ended September 27, 1997             High               Low

First Quarter                                    $ 29               $ 18

Second Quarter                                   $ 31 3/4           $ 23 1/8

Third Quarter                                    $ 28 3/8           $ 17 7/8

Fourth Quarter                                   $ 29 3/4           $ 18 1/2

--------------------------------------------------------------------------------

     Number of Holders. As of December 17, 1997, there were approximately 386 holders of record of the Company's Common Stock.

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


                                                                                 Fiscal Years Ended
                                                   September 25,     September 24,   September 30,    September 28,   September 27,
                                                       1993              1994            1995              1996            1997
------------------------------------------------------------------------------------------------------------------------------------

Consolidated Statement of Operations Data                              (In thousands, except per share data)
Revenues:
       Product sales                                $  31,068         $  46,227        $  54,276         $  88,201       $ 102,781
       Other revenue                                      708             1,427            2,270             3,390           3,908
                                                          ---         ---------        ---------         ---------       ---------
                                                       31,776            47,654           56,546            91,591         106,689
                                                    ---------         ---------        ---------         ---------       ---------
Costs and Expenses:
       Cost of product sales                           16,462            24,522           27,549            41,253          47,492
       Research and development                         3,400             3,668            4,499             7,283           8,527
       Selling and marketing                            7,328             7,781           11,052            16,504          19,448
       General and administrative                       5,066             5,795            6,879             9,081           8,827
       Restructuring costs (2)                            900               ---              ---               ---             ---
       Litigation expenses (3)                            ---               ---            2,533               798             ---
       Acquisition expenses                               ---               ---              ---             1,949             ---
                                                    ---------         ---------        ---------         ---------       ---------
                                                       33,156            41,766           52,512            76,868          84,294
                                                    ---------         ---------        ---------         ---------       ---------
Income (loss) from operations                          (1,380)            5,888            4,034            14,723          22,395

Interest income                                           314               437              883             2,583           5,346
Other income (expense)                                    (36)               70              (56)             (249)           (172)
                                                         ----                --             ----              ----            ----

Income (loss) before income taxes                      (1,102)            6,395            4,861            17,057          27,569
Provision (benefit) for income taxes                     (785)            1,627            1,513             5,700           9,840
                                                        -----             -----            -----             -----           -----
Net income (loss)                                       $(317)           $4,768           $3,348           $11,357         $17,729
                                                        =====            ======           ======           =======         =======
Net income (loss) per common and
   common equivalent share:
       Primary                                          $(.04)             $.51             $.34              $.91           $1.30
                                                        =====              ====             ====              ====           =====
       Fully diluted                                                       $.49             $.33
                                                                           ====             ====

Weighted average number of common and common
   equivalent shares outstanding:
       Primary                                          8,726             9,355            9,831            12,524          13,672
                                                        =====             =====            =====            ======          ======
       Fully diluted                                                      9,649           10,230
                                                                          =====           ======
------------------------------------------------------------------------------------------------------------------------------------

Consolidated Balance Sheet Data

Working capital                                     $  15,336         $  23,967        $  27,189         $  97,199       $ 112,868
Total liabilities                                       7,681             9,426           12,551            15,835          17,901
Total assets                                           25,652            36,670           44,083           123,107         144,667
Stockholders' equity                                   17,971            27,244           31,532           107,272         126,767
------------------------------------------------------------------------------------------------------------------------------------


(1) All share and per share data has been restated to reflect the 2-for-1 stock split that occurred on March 25, 1996.
(2) The fiscal 1993 restructuring charge of $900,000, or $.10 per share, relates to the reorganization of the Company's European operations.
(3) The fiscal 1995 litigation expenses of $2.5 million before income taxes ($1.8 million after tax, or $.18 per share) relate primarily to certain patent litigation. A definitive agreement was reached by the Company and the other party to this litigation in November 1995, settling all outstanding disputes. See "Patents and Proprietary Rights".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and the Consolidated Financial Statements included elsewhere in this Report.

Overview

         Since inception, the Company has experienced generally increasing annual sales as interest in bone diseases, such as osteoporosis, has grown, as new drug therapies have become available in the United States and other countries to treat these diseases and as the use of DXA systems to measure bone density has become more widespread. In fiscal 1997, sales of the Company's x-ray bone densitometers reached record levels, especially in the United States as the clinical use of bone densitometers continued to expand.

         The Company introduced the first dual energy x-ray absorptiometry (DXA) bone densitometer in 1987 and continued with a string of new product advancements including the introduction of the fourth-generation clinically-oriented ACCLAIM series of bone densitometers in fiscal 1995. In fiscal 1997 and 1996, ACCLAIM sales represented approximately 82% and 86%, respectively, of the Company's total DXA sales. The Company has achieved a slightly higher gross margin on this product line because of higher selling prices and lower overall manufacturing costs than the older DXA line. In July 1996, the Company began international shipments of Sahara, a completely dry ultrasound bone sonometer system that does not require water as a coupling medium like the other competitive devices.

         On August 29, 1996, the Company acquired all of the common stock of FluoroScan Imaging Systems, Inc. (FluoroScan), an industry leader in the field of mini c-arm imaging systems. All results have been restated to reflect the acquisition of FluoroScan in a pooling-of-interests transaction. All share and per share data have also been retroactively restated to reflect a 2-for-1 stock split that occurred on March 25, 1996.

         The Company believes that future growth will be in part conditional upon the success of sales of Sahara, especially in the United States to the primary care market subject to completion of the FDA approval process. In August 1997, the Company received a unanimous recommendation of approval for Sahara by the FDA's Radiology Advisory Panel.

         The availability of reimbursement to healthcare providers for bone density measurements of patients continues as an important factor in the attractiveness of the Company's bone densitometers. Effective January 1, 1998, the Health Care Finance Administration, the agency which administers Medicare, increased the recommended reimbursement rates for central DXA tests to a national average of $131, from $121, and for peripheral densitometry to $67, from $38.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of revenues represented by items as shown in the Company's consolidated statements of operations.


                                                     Fiscal Years Ended
                                         ----------------------------------------
                                       September 30,    September 28,   September 27,
                                           1995             1996            1997
                                           ----             ----            ----
============================================================================================
Revenues:
   Product sales                           96.0%            96.3%            96.3%
   Other revenue                            4.0              3.7              3.7
--------------------------------------------------------------------------------------------
                                          100.0            100.0            100.0
--------------------------------------------------------------------------------------------
Cost and expenses:
   Cost of product sales                   48.7             45.0             44.5
   Research and development                 8.0              8.0              8.0
   Selling and marketing                   19.5             18.0             18.2
   General and administrative              12.2              9.9              8.3
   Litigation expenses                      4.5               .9               --
   Acquisition expenses                      --              2.1               --
--------------------------------------------------------------------------------------------
                                           92.9             83.9             79.0
--------------------------------------------------------------------------------------------

   Income from operations                   7.1             16.1             21.0
   Interest income                          1.6              2.8              5.0
   Other  income (expense)                 (0.1)            (0.3)            (0.2)
--------------------------------------------------------------------------------------------
Income before income taxes                  8.6             18.6             25.8
Provision for income taxes                  2.7              6.2              9.2
--------------------------------------------------------------------------------------------
Net income                                  5.9%            12.4%            16.6%
============================================================================================

Fiscal Years Ended September 27, 1997, September 28, 1996 and September 30, 1995

         Revenues. Total revenues were $106.7 million in fiscal 1997, $91.6 million in fiscal 1996 and $56.5 million in fiscal 1995. In fiscal 1997, total revenues increased 16% compared to fiscal 1996 primarily due to an increase in the total number of DXA product shipments in the United States, Europe and Latin America. The current year increase in DXA product revenues of 23% in these markets were partially offset by fewer sales in Asia and, to a lesser extent, by decreased sales of mini c-arm imaging systems. Total revenues in fiscal 1996 increased 62% when compared to fiscal 1995 as a result of the increasing demand for the Company's x-ray bone densitometers in both the domestic and international markets, but especially in the United States where DXA sales increased more than 300% in fiscal 1996 over fiscal 1995. In addition, to a lesser extent, the increase in total revenues in fiscal 1996 compared to fiscal 1995 was attributable to increased sales of mini c-arm systems. There has also been a shift in product sales mix beginning in 1995 to the Company's new line of bone densitometers, the ACCLAIM series, which the Company began shipping in January 1995. The new ACCLAIM products have higher average selling prices than the comparable DXA bone densitometers which they replace. The ACCLAIM product line accounted for over 73%, 78% and 42% of product sales in fiscal 1997, 1996 and 1995, respectively.


         Other revenues consist primarily of royalty revenues from the Company's licensing of its technology to a related party, revenue relating to medical data management services provided to pharmaceutical companies to assist in the collection and monitoring of clinical trial data and revenues generated from the

Company's Strategic Alliance Program on a fee-per-scan basis. In fiscal 1997, other revenues increased 15% to $3.9 million from $3.4 million in fiscal 1996 primarily due to additional fee-per-scan revenues and from an increase in royalty revenues. In fiscal 1996, other revenue increased 49% to $3.4 million from $2.3 million in fiscal 1995 primarily due to an increase in revenue relating to medical data management services.

         In fiscal 1997, approximately 61% of product sales were generated in the United States, 20% in Europe, 10% in Asia and 9% in other international markets. In fiscal 1996, approximately 60% of product sales were generated in the United States, 17% in Asia, 17% in Europe and 6% in other international markets. In fiscal 1995, approximately 42% of product sales were generated in the United States, 28% in Europe, 22% in Asia and 8% in other international markets.

     The Company expects that foreign sales in the current fiscal year will continue to account for a substantial portion of product sales. Continued economic and currency related uncertainty in a number of foreign countries, especially in Asia and Latin America, could reduce the Company's future sales to these markets. In particular, the demand for bone densitometry systems has slowed considerably in Japan due to an increasing level of maturity in this market and, to a lesser extent, the uncertain economic conditions that currently exist in that country.


         Costs and Expenses. The cost of product sales decreased as a percentage of product sales to 46% in fiscal 1997 from 47% in fiscal 1996 and from 51% in fiscal 1995. These costs decreased as a percentage of product sales primarily due to (i) increased shipments of the latest family of DXA bone densitometers, the ACCLAIM series, which earns a better gross margin than the Company's older DXA systems, (ii) a volume increase in the number of DXA systems sold resulting in certain manufacturing efficiencies and (iii) an increase in sales by the Company's direct sales force (primarily in the United States) which results in higher average selling prices. Partially offsetting these decreases were increased costs and lower sales relating to mini c-arm systems. In fiscal 1996, the Company realized lower margins on the newly introduced FluoroScan III model, which is slightly more expensive to produce than the FluoroScan I model which it replaced, and due to an increase in international sales through distributors which result in lower selling prices.

         Research and development expenses increased 17% to $8.5 million (8% of total revenues) in fiscal 1997 from $7.3 million (8% of total revenues) in fiscal 1996 and $4.5 million (8% of total revenues) in fiscal 1995. These increases were primarily due to the addition of engineering personnel working on the development of new products, product enhancements and the funding of Serex to develop a biochemical marker strip test.

         Selling and marketing expenses increased 18% to $19.4 million (19% of product sales) in fiscal 1997 from $16.5 million (19% of product sales) in fiscal 1996 and $11.1 million (20% of product sales) in fiscal 1995 primarily due to an increase in sales personnel and related expenses, marketing and promotional costs incurred in connection with the ACCLAIM series and increased sales commissions based on the higher sales volume. In addition, the Company incurred additional costs in connection with its strategic alliances for the introduction and planned introduction of new products and the distribution of products through new sales channels.

         General and administrative expenses decreased slightly to $8.8 million (8% of total revenues) in fiscal 1997 from $9.1 million (10% of total revenues) in fiscal 1996. These expenses increased 32% in fiscal 1996 from $6.9 million (12% of total revenues) in fiscal 1995. The 3% decrease in fiscal 1997 when compared to fiscal 1996 was primarily due to certain efficiencies achieved in connection with the integration of FluoroScan. The increase in fiscal 1996 when compared to fiscal 1995 was primarily due to increased headcount and other compensation-related expenditures, and an increase in accounts receivable reserves, as a result of the increase in accounts receivable.

         Litigation expenses incurred in fiscal 1996 and in fiscal 1995 were in connection with the Company's disputes with Lunar Corporation (Lunar) and B.V. Optische Industrie de Oude Delf ("Oldelft"). Legal expenses in connection with the patent litigation with Lunar began in October 1994 and represent a substantial portion of the total litigation expenses. In November 1995, a definitive agreement that provides for the cross-licensing of certain patent rights and a non-assertion agreement for all patents involving DXA and ultrasound technologies for a period of ten years was reached by the Company and Lunar. The complaint brought by Oldelft against the Company was settled in May 1996.

         Acquisition expenses incurred in fiscal 1996 were direct transaction costs related to the Company's merger with FluoroScan Imaging Systems, Inc. These costs were expensed in the period incurred in accordance with the pooling-of-interests accounting for business combinations.

         Interest Income. Interest income increased to $5.3 million in fiscal 1997 from $2.6 million in fiscal 1996 and $900,000 in fiscal 1995. In fiscal 1997, the Company earned a slightly higher rate of return on a higher investment base than in the prior year. In January 1996, the Company received proceeds of approximately $49.2 million from a public sale of Common Stock which increased the investment base. The Company also received approximately $8.0 million from the exercise of FluoroScan warrants in July 1996. The Company has invested these proceeds in investment grade corporate and government securities. In fiscal 1997 and 1996, the Company also increased the number of long-term receivables to Latin American customers resulting in additional interest income.

         Other Expense. In fiscal 1997, 1996 and 1995, the Company incurred other expenses of approximately $172,000, $250,000 and $60,000, respectively. These expenses were primarily attributable to the interest costs on a bank line of credit used by the Company's European subsidiaries to borrow funds in their local currencies to pay for all intercompany sales, thereby reducing the foreign currency exposure on those transactions. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the Company has established a borrowing line denominated in the two foreign currencies (the French franc and the Belgian franc) in which the subsidiaries currently conduct business to minimize this risk, there can be no assurance that the Company will be successful or can fully hedge its outstanding exposure.

         Provision for Income Taxes. The Company's effective tax rate was 35.7% in fiscal 1997, 33.4% in fiscal 1996 and 31.1% in fiscal 1995. The Company's effective tax rate is lower than the statutory tax rates due primarily to the tax benefits associated with the Company's foreign sales corporation and the utilization of net operating losses in foreign jurisdictions and tax credits. The increase in the effective tax rate is primarily due to the significant increase in U.S. income as a percentage of total income. See Note 5 of Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

         At September 27, 1997, working capital was $112.9 million and cash, cash equivalents and short-term investments totaled $84.3 million. The cash, cash equivalents and short-term investments balance increased approximately $8.6 million from September 28, 1996 primarily due to operating activities which included net income of $17.7 million and an increase in the Company's accrued expenses, which were partially offset by an increase in accounts receivable. The increase in accrued expenses and accounts receivable reflects the Company's increase in sales activity. The Company finances certain sales to Latin America over a two-to-three year-time frame. At September 27, 1997, the Company had long-term accounts receivable outstanding of approximately $3.5 million relating to these sales, which were included in other assets. As of September 27, 1997, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment. In fiscal 1997, the Company purchased approximately $2.1 million of property and equipment, primarily computers and other equipment associated with the hiring of additional personnel.

         The Company does not currently have any significant capital commitments and believes that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.


Item 8.  Financial Statements and Supplementary Data.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Hologic, Inc.:

We have audited the accompanying consolidated balance sheets of Hologic, Inc. (a Delaware corporation) and subsidiaries as of September 28, 1996 and September 27, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of FluoroScan Imaging Systems, Inc., a company acquired during 1996 in a transaction accounted for as a pooling-of-interests, as discussed in Note 3. Such statements are included in the consolidated financial statements of Hologic, Inc. and comprise 23% of total consolidated revenues for 1995. The statements of FluroScan Imaging Systems, Inc. for 1995 were audited by other auditors whose report thereon have been furnished to us. Our opinion expressed herein, insofar as it relates to amounts included for FluoroScan Imaging Systems, Inc., is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Hologic, Inc. and subsidiaries as of September 28, 1996 and September 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 1997, in conformity with generally accepted accounting principles.



                                                ARTHUR ANDERSEN LLP



Boston, Massachusetts
November 6, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors of FluoroScan Imaging Systems, Inc.:

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of FluoroScan Imaging Systems, Inc. and subsidiary for the year ended December 31, 1995 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the operations and cash flows of FluoroScan Imaging Systems, Inc., and subsidiary for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                BDO Seidman, LLP
Chicago, Illinois
February 23, 1996

                         HOLOGIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                      September 28,  September 27,
                                                                                          1996            1997
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $  28,754,023   $  28,091,933
   Short-term investments                                                               46,907,728      56,173,247
   Accounts receivable, less reserves of $1,360,000 and $1,460,000 in 1996 and          21,735,613      29,231,105
     1997, respectively
   Inventories                                                                          11,122,988      13,204,528
   Prepaid expenses and other current assets                                             4,513,375       4,067,715
                                                                                     -------------   -------------
         Total current assets                                                          113,033,727     130,768,528
                                                                                     -------------   -------------

PROPERTY AND EQUIPMENT, AT COST:
   Equipment                                                                             4,813,647       6,397,509
   Furniture and fixtures                                                                1,349,659       1,655,557
   Leasehold improvements                                                                1,494,936       1,687,523
                                                                                     -------------   -------------
                                                                                         7,658,242       9,740,589

   Less--Accumulated depreciation and amortization                                       3,973,723       5,036,017
                                                                                     -------------   -------------
                                                                                         3,684,519       4,704,572

OTHER ASSETS, NET                                                                        6,389,210       9,194,142
                                                                                     -------------   -------------
         Total assets                                                                $ 123,107,456   $ 144,667,242
                                                                                     =============   =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                                                                    $   2,534,740   $      82,764
   Accounts payable                                                                      4,025,790       5,232,270
   Accrued expenses                                                                      7,515,365       9,297,552
   Deferred revenue                                                                      1,758,871       3,287,924
                                                                                     -------------   -------------
         Total current liabilities                                                      15,834,766      17,900,510
                                                                                     -------------   -------------

COMMITMENTS (NOTE 9)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized--1,622,685
     Issued and outstanding--none                                                                -               -
   Common stock, $.01 par value-
     Authorized--30,000,000 shares
     Issued and outstanding--12,871,274 shares and 13,111,442 shares in 1996 and           128,713         131,114
       1997, respectively
   Capital in excess of par value                                                       89,253,570      91,668,270
   Retained earnings                                                                    18,069,697      35,798,846
   Cumulative translation adjustment                                                      (179,290)       (831,498)
                                                                                     -------------   -------------
         Total stockholders' equity                                                    107,272,690     126,766,732
                                                                                     -------------   -------------
         Total liabilities and stockholders' equity                                  $ 123,107,456   $ 144,667,242
                                                                                     =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   --------------------Years Ended-----------------
                                                                   September 30,     September 28,    September 27,
                                                                         1995             1996              1997
REVENUES:
   Product sales                                                   $    54,276,761   $    88,200,646  $   102,781,165
   Other revenue                                                         2,270,068         3,389,979        3,908,266
                                                                   ---------------   ---------------  ---------------

                                                                        56,546,829        91,590,625      106,689,431
                                                                   ---------------   ---------------  ---------------
COSTS AND EXPENSES:
   Cost of product sales                                                27,548,992        41,252,990       47,491,712
   Research and development                                              4,498,857         7,283,430        8,527,073
   Selling and marketing                                                11,052,233        16,504,076       19,448,024
   General and administrative                                            6,878,759         9,080,580        8,827,354
   Litigation expenses                                                   2,533,493           797,819                -
   Acquisition expenses                                                          -         1,948,889                -
                                                                   ---------------   ---------------  ---------------

                                                                        52,512,334        76,867,784       84,294,163
                                                                   ---------------   ---------------  ---------------

         Income from operations                                          4,034,495        14,722,841       22,395,268

INTEREST INCOME                                                            883,245         2,583,404        5,345,985

OTHER EXPENSE                                                              (56,484)         (249,379)        (172,104)
                                                                   ---------------   ---------------  ---------------

         Income before provision for income taxes                        4,861,256        17,056,866       27,569,149

PROVISION FOR INCOME TAXES                                               1,513,000         5,700,000        9,840,000
                                                                   ---------------   ---------------  ---------------

         Net income                                                $     3,348,256   $    11,356,866  $    17,729,149
                                                                   ===============   ===============  ===============

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
   Primary                                                              $   .34           $   .91          $  1.30
                                                                        =======           =======          =======
   Fully diluted                                                        $   .33           $     -          $     -
                                                                        =======           =======          =======

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
OUTSTANDING:
   Primary                                                              9,830,637        12,523,983       13,671,894
                                                                   ==============    ==============   ==============
   Fully diluted                                                       10,229,729                 -                -
                                                                   ==============    ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 Common Stock                    Capital
                                                       Number of              $.01             in Excess of            Retained
                                                         Shares             Par Value            Par Value             Earnings

BALANCE, SEPTEMBER 24, 1994                              9,088,742        $      90,888        $  23,563,283         $   3,767,727
   Exercise of common stock warrants                        39,297                  393                 (393)                    -
   Amortization of deferred compensation                         -                    -                    -                     -
   Exercise of stock options                               129,436                1,294              241,965                     -
   Issuance of common stock under employee
     stock purchase plan                                     9,560                   96               59,057                     -
   Stock issuance in conjunction with
     collaboration agreement                                56,042                  560              323,528                     -
   Tax benefit from stock options exercised                      -                    -              280,000                     -
   Net income                                                    -                    -                    -             3,348,256
   Translation adjustments                                       -                    -                    -                     -
                                                     -------------        -------------        -------------         -------------
BALANCE, SEPTEMBER 30, 1995                              9,323,077               93,231           24,467,440             7,115,983
   Exercise of common stock warrants                       357,037                3,570            8,040,811                     -
   Issuance of common stock, net of issuance
     costs of $390,774                                   2,492,000               24,920           49,168,876                     -
  Compensation expense related to issuance of
    stock options                                                -                    -              109,780                     -
  Adjustment for FluoroScan Imaging Systems,                     -                    -                    -              (403,152)
    Inc. pooling of interests from year-end
    change (Note 3)
  Exercise of stock options                                684,310                6,843            2,374,909                     -
  Issuance of common stock under employee
    stock purchase plan                                     14,850                  149              161,754                     -
  Tax benefit from stock options exercised                       -                    -            4,930,000                     -
  Net income                                                     -                    -                    -            11,356,866
  Translation adjustments                                        -                    -                    -                     -
                                                     -------------        -------------        -------------         -------------
BALANCE, SEPTEMBER 28, 1996                             12,871,274              128,713           89,253,570            18,069,697
  Exercise of stock options                                212,214                2,122            1,345,429                     -
  Stock issued for employee compensation                     7,000                   70              137,055                     -
  Issuance of common stock under employee
    stock purchase plan                                     10,766                  107              225,979                     -
  Issuance of common stock under 401(k) plan                10,188                  102              215,120                     -
  Compensation for grants of stock options to
    nonemployees                                                 -                    -               21,117                     -
  Tax benefit from stock options exercised                       -                    -              470,000                     -
  Net income                                                     -                    -                    -            17,729,149
  Translation adjustments                                        -                    -                    -                     -
                                                     -------------        -------------        -------------         -------------
BALANCE, SEPTEMBER 27, 1997                             13,111,442        $     131,114        $  91,668,270         $  35,798,846
                                                     =============        =============        =============         =============



                                                                            Cumulative               Total
                                                        Deferred            Translation          Stockholders'
                                                      Compensation           Adjustment              Equity

BALANCE, SEPTEMBER 24, 1994                          $      (9,305)        $    (169,033)        $  27,243,560
   Exercise of common stock warrants                             -                     -                     -
   Amortization of deferred compensation                     9,305                     -                 9,305
   Exercise of stock options                                     -                     -               243,259
   Issuance of common stock under employee
     stock purchase plan                                         -                     -                59,153
   Stock issuance in conjunction with                            -                     -               324,088
     collaboration agreement
   Tax benefit from stock options exercised                      -                     -               280,000
   Net income                                                    -                     -             3,348,256
   Translation adjustments                                       -                24,024                24,024
                                                     -------------         -------------         -------------
BALANCE, SEPTEMBER 30, 1995                                      -              (145,009)           31,531,645
   Exercise of common stock warrants                             -                     -             8,044,381
   Issuance of common stock, net of issuance
     costs of $390,774                                           -                     -            49,193,796
  Compensation expense related to issuance of                    -                     -               109,780
    stock options
  Adjustment for FluoroScan Imaging Systems,
    Inc. pooling of interests from year-end
    change (Note 3)                                              -                     -              (403,152)
  Exercise of stock options                                      -                     -             2,381,752
  Issuance of common stock under employee
    stock purchase plan                                          -                     -               161,903
  Tax benefit from stock options exercised                       -                     -             4,930,000
  Net income                                                     -                     -            11,356,866
  Translation adjustments                                        -               (34,281)              (34,281)
                                                     -------------         -------------         -------------
BALANCE, SEPTEMBER 28, 1996                                      -              (179,290)          107,272,690
  Exercise of stock options                                      -                     -             1,347,551
  Stock issued for employee compensation                         -                     -               137,125
  Issuance of common stock under employee                        -                     -               226,086
    stock purchase plan
  Issuance of common stock under 401(k) plan                     -                     -               215,222
  Compensation for grants of stock options to
    nonemployees                                                 -                     -                21,117
  Tax benefit from stock options exercised                       -                     -               470,000
  Net income                                                     -                     -            17,729,149
  Translation adjustments                                        -              (652,208)             (652,208)
                                                     -------------         -------------         -------------
BALANCE, SEPTEMBER 27, 1997                          $           -         $    (831,498)        $ 126,766,732
                                                     =============         =============         =============

The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      --------------------Years Ended-----------------
                                                                      September 30,     September 28,    September 27,
                                                                          1995               1996            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $     3,348,256   $    11,356,866  $    17,729,149
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization                                          704,471           889,550        1,251,189
     Adjustment for FluoroScan Imaging Systems, Inc. pooling                      -          (403,152)               -
       of interests from year-end change (Note 3)
     Compensation expense related to issuance of common  stock                    -           109,780          271,373
       and stock options
     Changes in assets and liabilities-
       Accounts receivable                                               (1,413,830)       (8,853,238)      (9,693,779)
       Inventories                                                       (2,979,382)       (2,666,599)      (2,081,541)
       Prepaid expenses and other current assets                           (247,043)       (2,268,108)         399,658
       Accounts payable                                                   2,094,602          (403,566)       1,375,163
       Accrued expenses                                                     771,440         2,936,322        1,781,571
       Deferred revenue                                                     505,765           384,142        1,529,052
                                                                    ---------------   ---------------  ---------------

              Net cash provided by operating activities                   2,784,279         1,081,997       12,561,835
                                                                    ---------------   ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of held-to-maturity investments                                      -        (3,830,832)     (10,624,271)
   Sales of held-to-maturity investments                                          -                 -        3,119,842
   Purchases of available-for-sale investments                           (4,367,946)      (75,561,809)     (71,832,205)
   Sales of available-for-sale investments                                5,394,790        31,146,752       69,374,586
   Purchase of property and equipment, net                               (1,042,792)       (2,382,639)      (2,082,350)
   (Increase) decrease in other assets                                     (365,011)           71,161         (103,325)
                                                                    ---------------   ---------------  ---------------

              Net cash used in investing activities                        (380,959)      (50,557,367)     (12,147,723)
                                                                    ---------------   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Settlement) borrowings under line of credit                            (536,200)          604,654       (2,451,976)
   Net proceeds from exercise of common stock warrants                            -         8,044,381                -
   Net proceeds from sale of common stock                                   302,412        51,737,451        1,573,637
   Tax benefit from stock options exercised                                 280,000         4,930,000          470,000
                                                                    ---------------   ---------------  ---------------

              Net cash provided by (used in) financing activities            46,212        65,316,486         (408,339)
                                                                    ---------------   ---------------  ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (15,082)           26,494         (667,863)
                                                                    ---------------   ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      2,434,450        15,867,610         (662,090)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             10,451,963        12,886,413       28,754,023
                                                                    ---------------   ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $    12,886,413   $    28,754,023  $    28,091,933
                                                                    ===============   ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for income taxes                       $       860,309   $     2,959,167  $     7,380,026
                                                                    ===============   ===============  ===============

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS:
   Preferred stock investment acquired in exchange
     for common stock                                               $       324,088   $             -  $             -
                                                                    ===============   ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    OPERATIONS

       Hologic, Inc. (the Company) is engaged in the development, manufacture and distribution of proprietary X-ray and other medical systems. On August 29, 1996, the Company completed a merger with FluoroScan Imaging Systems, Inc. (FluoroScan), a manufacturer of low-intensity, real-time X-ray imaging devices (see Note 3).

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

       (b)    Fiscal Year

              The Company's fiscal year ends on the last Saturday in September. Fiscal 1995, 1996 and 1997 ended on September 30, 1995, September 28, 1996 and September 27, 1997, respectively. Operations for fiscal 1995 includes 53 weeks and 1996 and 1997 include 52 weeks.

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

       e)     Cash and Cash Equivalents and  Investments

              The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at September 28, 1996 and September 27, 1997 are approximately $8,735,000 and $8,310,000, respectively, of securities purchased under agreements to resell. The securities purchased under agreements to resell are collateralized by U.S. government securities. Short-term investments have maturities of greater than three months and consist of securities issued by the U.S. Government and its agencies. Investments with maturities of greater than one year have been classified as long-term. The Company had long-term investments of approximately $3,831,000 and $4,527,000, with an average maturity period of 25 months and 23 months, as of September 28, 1996 and September 27, 1997, respectively, which are included in other assets in the accompanying consolidated balance sheets.

              The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. The investments that the Company has deemed held-to-maturity include cash equivalents and securities issued by U.S. government agencies, which total approximately $20,473,000 and $85,368,000 at September 28, 1996 and September 27, 1997, respectively. Investments purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale; the investments that the Company has deemed available for sale total approximately $54,396,000 at September 28, 1996 and none at September 27, 1997. These investments consist of securities issued by the U.S. government and are carried at cost, which approximates fair market value.

       (f)    Concentration of Credit Risk

              SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consists primarily of trade accounts receivable and long-term receivables. The Company has not experienced any material losses related to receivables from individual customers or groups of customers in the X-ray and medical devices industry.

              The Company utilizes distributors in certain countries with various credit terms, depending on the individual circumstances. One distributor had amounts due to the Company of approximately $2,633,000 and $1,668,000 as of September 28, 1996 and September 27, 1997, respectively. This distributor accounted for 15%, 10% and 5% of product sales for fiscal 1995, 1996 and 1997, respectively.

              The Company finances certain sales to Latin America over a two-to-three year time frame. At September 28, 1996 and September 27, 1997, the Company had long-term accounts receivable outstanding of approximately $1,293,000 and $3,486,000, respectively, relating to these sales, which are included in other assets.

              The Company sells its systems to a leasing company, which in turn leases the systems to third parties. The leasing company accounted for 13% of product sales for fiscal 1997.

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

       (h)    Inventories

              Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                              September 28,     September 27,
                                                                  1996               1997
                  Raw materials and work-in-process         $      8,291,870   $    9,967,707
                  Finished goods                                   2,831,118        3,236,821
                                                            ----------------   --------------
                                                            $     11,122,988   $   13,204,528
                                                            ================   ==============

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

                                                                Estimated
                                Asset Classification           Useful Life
                            Equipment                              5 years
                            Furniture and fixtures               5-7 years
                            Leasehold improvements           Life of lease



       (j)    Long-Lived Assets

              The Company assesses the realizability of its long-lived assets, including intangible assets, in accordance with SFAS No. 121, Accounting for Impairment of Long-lived Assets and for Long-lived Assets To Be Disposed Of. To date, the Company has not identified any impairments requiring adjustment.

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

              Transaction gains and losses in fiscal 1995, 1996 and 1997 were not significant.

       (l)    Revenue Recognition

              The Company recognizes product revenue upon shipment. A provision is made at that time for estimated warranty costs to be incurred. Other revenues are recorded at the time the product is shipped or the service is rendered.

              Maintenance revenues are recognized over the term of the contract. Cash received in excess of revenues recognized is recorded as deferred revenue in the accompanying consolidated balance sheets.

       (m)    Research and Development and Software Development Costs

              Research and development costs have been charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company believes that once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant.

       (n)    Net Income per Common and Common Equivalent Share

              Net income per share data is computed using the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from stock options and warrants have been included in the computation using the treasury stock method only when their effect would be dilutive. Fully diluted net income per share has been separately presented only when the difference from primary net income per share is significant.

              In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share, which established new standards for calculating and presenting earnings per share. The Company will adopt this new standard in its fiscal 1998 financial statements, which will require the reporting of diluted earnings per share and basic earnings per share, as defined. SFAS No. 128 is effective for periods ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. For the years ended September 30, 1995, September 28, 1996 and September 27, 1997, dilutive earnings per share would have been $.34, $.91, and $1.30, respectively. Basic earnings per share would have been $.36, $.97 and $1.37, respectively, for the same periods.

       (o)     Derivative Financial Instruments

              At September 28, 1996 and September 27, 1997, the Company had no instruments requiring disclosure under SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.

       (p)     Recently Issued Accounting Standards

              In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.

(3)    ACQUISITION OF FLUOROSCAN IMAGING SYSTEMS, INC.

       On August 29, 1996, the Company acquired all the common stock of FluoroScan in exchange for 1,454,901 shares of the Company's common stock. Under the terms of the agreement, FluoroScan shareholders received .31069 of a share of the Company's common stock in exchange for each share of FluoroScan common stock. Additionally, all outstanding options and warrants to acquire FluoroScan common stock were converted to options and warrants to acquire 297,517 shares of the Company's common stock. FluoroScan is a manufacturer and distributor of low-intensity, real-time X-ray imaging devices.

       The merger qualifies as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of FluoroScan for all periods presented. FluoroScan's fiscal year-end has been changed from December 31 to the last Saturday in September to conform to the Company's fiscal year-end. Fiscal 1995 represents the results of Hologic and FluoroScan as of and for the year ended September 30, 1995 and December 31, 1995, respectively. Fiscal 1996 and 1997 represents the results of Hologic and FluoroScan as of and for the twelve months ended September 28, 1996 and September 27, 1997, respectively. Based on the difference in fiscal year-ends, results of operations for the three months ended December 31, 1995 for FluoroScan have been included in the accompanying consolidated statements of income for both fiscal 1995 and 1996. For the three months ended December 31, 1995, FluoroScan recorded total revenues of $3,877,968 and net income of $403,152. Accordingly, the retained earnings and net income in the accompanying consolidated statements of stockholders' equity and cash flows, respectively, have been adjusted in fiscal 1996 to reflect the net income of FluoroScan for the three months ended December 31, 1995.

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

(4)    LINE OF CREDIT

       The Company maintains a line of credit with a bank for the equivalent of $3,000,000, which bears interest at the Paris Interbank Offered Rate (3.19% at September 27, 1997) plus 1.50%. The borrowings under this line are primarily used by the Company's European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with a 30-day notice. The average outstanding balance during fiscal 1997 was approximately $993,000, and the weighted average interest rate for fiscal 1997 was 6.64%. Interest expense on this line of credit of approximately $204,000, $154,000 and $66,000 has been included in other expenses in the accompanying consolidated statements of income for 1995, 1996 and 1997, respectively.

(5)    INCOME TAXES

       The Company provides for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.

     The provision for income taxes in the accompanying consolidated statements of income consists of the following:

                                        --------------------Years Ended--------------------
                                         September 30,      September 28,     September 27,
                                             1995               1996              1997
        Federal-
           Current                      $     1,073,100   $     5,942,000   $     8,852,000
           Deferred                             198,900          (569,000)          142,000
                                       ----------------  ----------------  ----------------
                                              1,272,000         5,373,000         8,994,000
        State-
           Current                              231,000           315,000           795,000
           Deferred                                   -                 -            40,000
                                       ----------------  ----------------  ----------------
                                                231,000           315,000           835,000
        Foreign-
           Current                               10,000            12,000            11,000
                                       ----------------  ----------------  ----------------
                                        $     1,513,000   $     5,700,000   $     9,840,000
                                       ================  ================  ================

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                               --------------------Years Ended------------------
                                                               September 30,      September 28,     September 27,
                                                                   1995               1996              1997
        Income tax provision at federal statutory rate             34.0%             34.0%             35.0%
        Increase (decrease) in tax resulting from-
           Net effect of (income) losses of foreign
             subsidiaries not provided                             (3.5)              0.1              (0.6)
           State tax provision, net of federal benefit              4.1               1.1               2.3
           Research and development tax credit                     (1.0)             (2.0)             (0.9)
           Effect of not providing U.S. taxes on exempt
             FSC income                                            (2.8)             (1.0)             (1.4)
           Nondeductible pooling of interest expenses               -                 2.9               -
           Other                                                    0.3              (1.7)              1.3
                                                                -------           --------           --------

                                                                   31.1%             33.4%             35.7%
                                                                ========          ========           ========

     The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

                             ---------------------Years Ended--------------------
                               September 30,     September 28,     September 27,
                                   1995              1996              1997
        Domestic             $     4,330,083   $    17,481,453   $    27,063,201
        Foreign                      531,173          (424,587)          505,948
                             ---------------   ---------------   ---------------
                             $     4,861,256   $    17,056,866   $    27,569,149
                             ===============   ===============   ===============

     During fiscal 1995, 1996 and 1997, the Company realized tax benefits of approximately $280,000, $4,930,000 and $470,000, respectively, relating to the exercise of certain stock options. These benefits are reflected as a component of capital in excess of par value.

     The components of the net deferred tax asset recognized as other current assets in the accompanying consolidated balance sheets are as follows:

                                      September 28,      September 27,
                                          1996                1997
        Deferred tax assets          $      2,437,000   $      2,136,000
        Valuation allowance                  (658,000)          (539,000)
                                     ----------------   ----------------

                                     $      1,779,000   $      1,597,000
                                     ================   ================

     The approximate income tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is approximately as follows:

                                                               September 28,      September 27,
                                                                   1996               1997
        Net foreign operating loss carryforwards              $      523,000     $      330,000
        Nondeductible accruals                                       864,000            283,000
        Nondeductible reserves                                     1,005,000          1,493,000
        Other temporary differences                                   45,000             30,000
                                                              --------------     --------------

                                                              $    2,437,000     $    2,136,000
                                                              ==============     ==============

     The Company has recorded a valuation allowance against a portion of its deferred tax assets. The valuation allowance relates primarily to certain deferred tax assets in foreign jurisdictions, for which realization is uncertain.

(6)  COMMON STOCK

     (a)      Stock Option Plans

              The Company's 1986 Combination Stock Option Plan (the 1986 Plan) is administered by the Board of Directors. Under the terms of the 1986 Plan, the Company granted employees either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock at a price not less than fair market value at the date of grant. In addition, the Company may grant nonqualified options to other participants. During fiscal 1996, the 1986 Plan was terminated. Options granted under the 1986 Plan vest over a five-year period and are exercisable at varying dates.

              The Company's 1994 Stock Option Plan (the 1994 Plan) and the 1995 Stock Option Plan (the 1995 Plan), both of which were originally adopted by FluoroScan, are administered by the Board of Directors and the Company has issued options to purchase 289,252 shares of the Company's common stock, as of September 27, 1997. Under the terms of the 1994 Plan and the 1995 Plan, the Company may grant employees either incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and deferred stock awards at a price not less than the fair market value on the date of grant. The Company does not intend to grant any additional options under these plans.

              In June 1995, the Board of Directors adopted the 1995 Combination Stock Option Plan (the 1995 Combination Plan), pursuant to which the Company is authorized to issue 1,100,000 options to purchase shares. Under the terms of the 1995 Combination Plan, the Company may grant employees either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock at a price not less than the fair market value at the date of grant. In addition, the Company may grant nonqualified options to other participants. As of September 27, 1997, the Company had 241,022 shares available for grant under this plan.

              The Company's 1990 Nonemployee Director Stock Option Plan (the Directors' Plan) allows for eligible directors to receive options to purchase 10,000 shares of common stock upon election as a director. The options vest ratably over a five-year period. In addition, eligible directors are entitled to annual option grants to purchase 8,000 shares of common stock, which vest after six months. Option grants under the Directors' Plan are at not less than fair market value on the date of grant. The Company has reserved 200,000 shares of common stock for issuance under the Directors' Plan. As of September 27, 1997, the Company had 64,000 shares available for grant.

              The Company's 1994 Directors' Stock Option Plan (the 1994 Directors' Plan), originally adopted by FluoroScan, allows for eligible directors to receive options to purchase an aggregate of 9,321 shares of common stock. Option grants under the 1994 Directors' Plan are at not less than the fair market value on the date of grant. As of September 27, 1997 all options available under the 1994 Directors' Plan had either expired or been exercised.

              In May 1997, the Board of Directors adopted the 1997 Employee Equity Incentive Plan (the 1997 Plan), pursuant to which the Company is authorized to issue 500,000 shares of common stock. Under the terms of the 1997 Plan, the Company may grant employees either nonqualified stock options, stock appreciation rights, performance shares, restricted stock, or stock units. As of September 27, 1997 the Company had 378,850 shares available for grant under this plan.

              The following table summarizes all stock option activity under all of the plans for the three years ended September 27, 1997.

                                                        Number          Exercise Price      Weighted Average
                                                      of Shares           per Share         Exercise Price
              Outstanding, September 24, 1994          1,248,492   $     .05-  $    21.69      $   2.68
                Granted                                  892,624        6.19-       32.59         10.55
                Terminated                               (15,821)       1.94-       19.92          3.87
                Exercised                               (129,436)        .05-        7.07          1.87
                                                     -----------   ----------------------      --------

              Outstanding, September 30, 1995          1,995,859         .05-       32.59          6.45
                 Granted                                 312,072       11.50-       49.00         23.61
                 Terminated                              (36,374)       1.94-       30.58          3.54
                 Exercised                              (667,372)        .05-       20.72          6.99
                                                     -----------   ----------------------      --------

              Outstanding, September 28, 1996          1,604,185         .50-       49.00         11.24
                 Granted                                 324,750       19.25-       29.13         21.60
                 Terminated                             (224,524)       1.94-       37.75         21.46
                 Exercised                              (212,214)       1.88-       30.98         10.36
                                                     -----------   ----------------------      --------

              Outstanding, September 27, 1997          1,492,197   $     .50-  $    49.00      $  12.08
                                                     ===========   ======================      ========

              Exercisable, September 27, 1997            582,076   $     .50-  $    49.00      $   8.78
                                                     ===========   ======================      ========

              The range of exercise prices for options outstanding and options exercisable at September 27, 1997 are as follows:

              -------------------------Options Outstanding---------------------------    -----Options Exercisable---------
                                                       Weighted
                                                       Average
              Range of Exercise       Options         Remaining      Weighted Average       Options       Weighted Average
                    Price           Outstanding    Contractual Life   Exercise Price      Exercisable      Exercise Price
                $ .50-   $3.69            339,166        5.77          $        2.66            199,306     $        2.71
                 3.94-    7.06            154,200        6.94                   5.98             73,920              5.75
                 7.75-    8.25            427,990        7.75                   8.25            195,858              8.25
                 8.31-   23.34            318,775        9.05                  18.00             48,628             17.25
                23.38-   49.00            252,066        8.95                  27.56             64,364             26.30
                                  ---------------        ----          -------------    ---------------     -------------
                                        1,492,197        7.69          $       12.08            582,076     $        8.78
                                  ===============        ====          =============    ===============     =============

              The weighted average grant date fair value under the Black-Scholes option pricing model of options granted during the years ended September 28, 1996 and September 27, 1997 under the various plans is $16.25 and $14.62 per share, respectively. As of September 28, 1996 and September 27, 1997, the weighted average remaining contractual life of outstanding options under these plans is 8.24 years and 7.69 years, respectively.

              The Company accounts for its stock-based compensation plans under Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995 the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123 that requires disclosure of the pro forma effects on net income and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

              The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options, stock issuances under the employee stock purchase plan and warrants granted to employees of the Company in fiscal years ending September 28, 1996 and September 27, 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used to calculate the SFAS No. 123 pro forma disclosure and the weighted average information for the fiscal years ending September 28, 1996 and September 27, 1997 are as follows:

                                                            1996              1997
                       Risk-free interest rate               6.00%            6.00%
                       Expected dividend yield                 -                -
                       Expected lives                       6 years          6 years
                       Expected volatility                    70%              70%

              The pro forma effect of applying SFAS No. 123 for all options granted, stock issuances under the employee stock purchase plan and warrants granted to employees of the Company in fiscal years ending September 28, 1996 and September 27, 1997 would be as follows:

                                                                                     1996             1997
                   Net income as reported                                      $    11,356,866   $    17,729,149
                   Pro forma net income                                        $    10,210,274   $    16,731,101

                   Net income per common and common equivalent                      $   .91           $  1.30
                     share, as reported
                   Pro forma net income per common and common                       $   .82           $  1.22
                     equivalent share

     (b)      Employee Stock Purchase Plan

              In December 1994, the Company adopted the 1995 Employee Stock Purchase Plan (the ESP Plan) in compliance with Section 423 of the Internal Revenue Code. Employees who have completed 12 consecutive months or two years, whether or not consecutive, of employment with the Company are eligible to participate in the ESP Plan. The ESP Plan allows participants to purchase common stock of the Company at 85% of the fair market value, as defined. The Company may issue up to 200,000 shares under the ESP Plan. During fiscal 1996 and 1997, the Company issued 14,850 and 10,766 shares, respectively, under the ESP Plan. At September 27, 1997, the Company has 164,824 shares available for purchase under the ESP Plan.

     (c)      Rights Agreement

              In December 1992, the Company adopted a shareholder rights plan. The plan is intended to protect shareholders from unfair or coercive takeover practices. In accordance with the plan, the Board of Directors declared a dividend distribution of one common stock purchase right for each share of common stock outstanding until the rights become detachable. Each right entitles the registered holder to purchase from the Company one share of common stock for $90, adjusted for certain events. In the event that the Company is acquired in a merger or other business combination transaction or more than 50% of its assets or earning power is sold, each holder shall thereafter have the right to receive, upon exercise of each right, that number of shares of common stock of the acquiring company that, at the time of such transaction, would have a market value of two times the $90 per share exercise price. The rights will not be detachable or exercisable until certain events occur. The Board of Directors may elect to terminate the rights under certain circumstances.

     (d)      Secondary Public Offering

              On January 26, 1996, the Company completed a secondary public offering of 2,492,000 shares of its common stock. The proceeds to the Company, net of underwriting discounts, commissions and offering expenses, were approximately $49,194,000.

     (e)      Initial Public Offering

              In July 1994, prior to becoming a wholly owned subsidiary of the Company through the merger discussed in Note 3, FluoroScan completed an initial public offering of 222,210 shares of common stock. The proceeds to the Company, net of underwriting discounts, commissions and offering expenses, were approximately $4,000,000.

     (f)      Warrants

              In conjunction with FluoroScan's initial public offering, the Company issued 357,294 warrants to purchase common stock at an exercise price of $22.53 per share. In July 1996, the Company redeemed 357,037 warrants resulting in proceeds to the Company of approximately $8,000,000. Of the warrants issued to underwriters, which were not subject to redemption, 257 remained outstanding at September 27, 1997. The underwriters' warrants expire in July 1999.

     (g)      Underwriter's Option

              In conjunction with FluoroScan's initial public offering, the Company sold to the underwriter an option to purchase up to 31,069 shares of common stock at an exercise price of $33.80. As of September 27, 1997, there were 14,131 options outstanding. The options expire in July 1999.

(7)  PROFIT-SHARING 401(k) PLAN

     The Company has a qualified profit-sharing plan covering substantially all of its employees. Contributions to the plan are at the discretion of the Company's Board of Directors. The Company has recorded approximately $135,000, $309,000 and $235,000 as a provision for the profit-sharing contribution for fiscal 1995, 1996 and 1997, respectively.

(8)  RELATED-PARTY TRANSACTIONS

     (a)      Management Services Agreement

              The Company has an agreement with Vivid Technologies, Inc. (Vivid), an affiliated company, whereby the Company provides management, administrative and support services. In addition, the Company leased a portion of its facilities to Vivid through February 1996 for approximately $15,000 per month. Vivid paid the Company for all direct costs incurred, as well as a portion of the Company's overhead costs, as defined, representing the pro rata portion of costs attributable to Vivid. The Company charged Vivid approximately $530,000, $325,000 and $130,000 under the agreement during fiscal 1995, 1996 and 1997, respectively, which have been offset against operating expenses of the Company. Vivid also purchased approximately $210,000 of inventory and spare parts from the Company in fiscal 1995. Vivid did not make any purchases from the Company in fiscal 1996 and 1997. Of these amounts, approximately $34,000 and $15,000 were unpaid as of September 28, 1996 and September 27, 1997, respectively.

       (b)    License and Technology Agreement

              The Company has an agreement with Vivid whereby Vivid obtained a perpetual, exclusive worldwide license to utilize certain of the Company's technology and patents for the sole purpose of developing baggage and inspection security systems (the Exclusive License). In September 1996, this license was amended to grant Vivid a nonexclusive license to utilize these patents and technology for certain new product development for other applications (the Nonexclusive License). Royalty payments to the

              Company under the Exclusive License are 5% of product revenue on Vivid's first $50 million in sales; thereafter, payments are 3% of Vivid's sales up to $200 million. Royalty payments under the Nonexclusive License are 3% on sales up to $200 million. No royalty payments will be made on aggregate revenues in excess of $200 million for either the Exclusive License or the Nonexclusive License. The agreement terminates by mutual agreement of the two parties or under certain other circumstances, as defined. The Company recognized approximately $719,000, $775,000 and $950,000 of royalty revenue under the Exclusive License for fiscal 1995, 1996 and 1997, respectively. Approximately $624,000 and $710,000 were outstanding at September 28, 1996 and September 27, 1997, respectively. The Company has not recognized any royalty revenue under the Nonexclusive License.

(9)  COMMITMENTS

     (a)      Operating Leases

              The Company and its subsidiaries lease certain equipment and conduct their operations in leased facilities under operating lease agreements that expire through fiscal 2002. In addition, the facility lease requires the Company to pay a percentage of real estate taxes and certain operating costs of the property. Future minimum lease payments under the operating leases are approximately as follows:


                        Fiscal Year Ending                  Amount
                        September 26, 1998             $     1,077,000
                        September 25, 1999                   1,015,000
                        September 24, 2000                     998,000
                        September 30, 2001                     868,000
                        September 29, 2002                     412,000
                                                       ---------------

                                                       $     4,370,000
                                                       ===============

              Rental expense, net of subrentals from Vivid, was approximately $736,000, $796,000 and $1,107,000 for fiscal 1995, 1996 and 1997, respectively.

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

     (c)      Royalty Agreements

              The Company, through its FluoroScan subsidiary, has two license agreements covering three patents. Under the agreements, the Company is required to pay royalties ranging from 3.5% to 4.5% of sales, as defined. Royalty expense under these agreements was approximately $19,000, $8,000 and $3,700 in 1995, 1996 and 1997,
              respectively. The Company has also entered into a sublicense agreement on one of the patents. Royalties earned under this sublicense agreement were approximately $204,000, $35,000 and $140,000 in 1995, 1996 and 1997, respectively.

(10)   COLLABORATION AGREEMENT

       In June 1995, the Company acquired a 5% minority interest in a collaborating company. To acquire this minority interest, the Company issued 56,042 shares of common stock and paid $75,912 in cash in return for all of the outstanding convertible preferred stock of the collaborating company. The Company also entered into a development agreement with the collaborating company related to a certain product. As part of the development agreement, the Company will reimburse the collaborating company for expenses incurred in the development of this product. In order to maintain its exclusive rights in the collaborating company's technology, the Company must meet required sales volumes, as defined, in the five years commencing 90 days after approval of the product by the Food and Drug Administration. The Company is also required to pay royalties to the collaborating company based on net sales of the product, as defined. No royalties were due under the agreement as of September 27, 1997.

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

(12)   GEOGRAPHIC INFORMATION

       Revenues, net income (loss) and identifiable assets for the Company's U.S. and European operations are summarized as follows:

                                                 -------------------------------1995---------------------------------
                                                      United          European
                                                      States        Subsidiaries      Eliminations     Consolidated
        Revenues from unaffiliated customers     $    44,396,343   $   12,150,486   $            -    $    56,546,829
        Transfers between geographic areas             4,105,914        2,085,185       (6,191,099)                 -
                                                 ---------------   --------------   --------------    ---------------

                 Total revenues                  $    48,502,257   $   14,235,671   $   (6,191,099)   $    56,546,829
                                                 ===============   ==============   ==============    ===============

        Net income                               $     2,843,413   $      519,941   $      (15,098)   $     3,348,256
                                                 ===============   ==============   ==============    ===============

        Identifiable assets                      $    39,213,833   $    6,353,095   $   (1,484,170)   $    44,082,758
                                                 ===============   ==============   ==============    ===============


                                                 ----------------------------------1996------------------------------
        Revenues from unaffiliated customers     $    79,688,198   $   11,902,427   $            -    $    91,590,625
        Transfers between geographic areas             6,038,947        1,187,355       (7,226,302)                 -
                                                 ---------------   --------------   ---------------   ---------------

                 Total revenues                  $    85,727,145   $   13,089,782   $   (7,226,302)   $    91,590,625
                                                 ===============   ==============   ==============    ===============

        Net income (loss)                        $    11,702,269   $     (436,053)  $       90,650    $    11,356,866
                                                 ===============   ==============   ===============   ===============

        Identifiable assets                      $   120,749,056   $    6,549,660   $   (4,191,260)   $   123,107,456
                                                 ===============   ==============   ==============    ===============


                                                 ----------------------------------1997------------------------------
        Revenues from unaffiliated customers     $    91,635,085   $   15,054,346   $            -    $   106,689,431
        Transfers between geographic areas             8,735,778        1,099,980       (9,835,758)                 -
                                                 ---------------   --------------   --------------    ---------------

                 Total revenues                  $   100,370,863   $   16,154,326   $   (9,835,758)   $   106,689,431
                                                 ===============   ==============   ==============    ===============

        Net income                               $    17,345,813   $      494,660   $     (111,324)   $    17,729,149
                                                 ===============   ==============   ==============    ===============

        Identifiable assets                      $   144,833,729   $    4,304,023   $   (4,470,510)   $   144,667,242
                                                 ===============   ==============   ==============    ===============

       Export sales from the United States to unaffiliated customers primarily in Europe, Asia and Latin America during fiscal 1995, 1996 and 1997 totaled approximately $16,620,000, $21,468,000 and $24,751,000, respectively.

       Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

       Export product sales as a percentage of total product sales are as follows:

                                ------------------- Years Ended------------------
                                September 30,      September 28,    September 27,
                                    1995               1996             1997
        Europe                       28%                17%                20%
        Asia                         22                 17                 10
        All others                    8                  6                  9
                                    ---                ---                ---

                                     58%                40%                39%
                                    ===                ===                ===

(13)   ACCRUED EXPENSES

       Accrued expenses consist of the following:

                                                               September 28,      September 27,
                                                                   1996               1997
        Accrued payroll and employee benefits                  $  2,993,389      $   1,996,803
        Accrued commissions                                       2,355,126          3,821,360
        Accrued legal                                               458,447            430,216
        Other accrued expenses                                    1,708,403          3,049,173
                                                               ------------      -------------

                                                               $  7,515,365      $   9,297,552
                                                               ============      =============

(14)   LITIGATION

       (a)    Lunar Corporation

              On September 7, 1994, Lunar Corporation (Lunar) filed a complaint in the United States District Court against the Company, alleging, among other things, that two of the Company's patents are not valid and infringe on three of Lunar's patents. The Company filed a counterclaim against Lunar with respect to the infringement of two of the Company's patents and a declaration that certain of Lunar's patents are invalid and unenforceable.

              On November 22, 1995, the Company and Lunar executed a definitive agreement settling all disputes between the parties. The agreement provides for the cross-licensing of certain patent rights and continuing payments between the parties related to future sales. The Company and Lunar have agreed not to engage each other in patent litigation in the area of X-ray densitometry and ultrasound for a 10-year period. Management believes that the financial terms of this agreement will not have a material adverse effect on the Company's financial position or results of operations.

       (b)    B.V. Optische Industrie de Oude Delft

              On January 24, 1995, B.V. Optische Industrie de Oude Delft (Oldelft) filed suit in the United States District Court against the Company seeking unspecified treble damages, attorneys' fees and costs relating to a prior patent dispute between the Company and Oldelft relating to equalization radiography. On December 14, 1995, the litigation was dismissed by the United States District Court. In April 1996, a motion for reconsideration filed by Oldelft was dismissed and, in May 1996, the Company and Oldelft settled the matter.

       (c)    Other

              In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

(15)   QUARTERLY INCOME STATEMENT INFORMATION (UNAUDITED)

       The following table presents a summary of quarterly results of operations for 1996 and 1997:

                                    ---------------------------------1996-------------------------------
                                         First              Second           Third             Fourth
                                        Quarter            Quarter          Quarter           Quarter
 Total revenue                      $    18,692,144   $    22,294,277  $    26,233,308   $    24,370,896

 Net income                               1,717,869         3,419,901        4,105,824         2,113,272

 Primary net income per common
 and common equivalent share              .16               .28              .31               .15


                                    ---------------------------------1997-------------------------------
                                         First              Second           Third             Fourth
                                        Quarter            Quarter          Quarter           Quarter
 Total revenue                      $    27,109,743   $    27,999,888  $    26,947,937   $    24,631,863

 Net income                               4,408,294         4,650,900        4,746,303         3,923,652

 Primary net income per common and
 common equivalent share                  .32               .34              .35               .29

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

         (1)  Financial Statements
             Report of Independent Public Accountants

             Consolidated Balance Sheets as of September 27, 1997
              and September 28, 1996

             Consolidated Statements of Operations for the years ended September
              27, 1997, September 28, 1996 and September 30, 1995

             Consolidated Statements of Stockholders' Equity for the years ended
              September 27, 1997, September 28, 1996 and September 30, 1995

             Consolidated Statements of Cash Flows for the years ended September
              27, 1997, September 28, 1996 and September 30, 1995

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

         (3)  Listing of Exhibits

Exhibit
Number                                                                         Reference
------                                                                         ---------
2.01     Merger Agreement between the Company and
         its Massachusetts predecessor..............................               A
2.02     Agreement and Plan of Merger between the Company,
         Fenway Acquisition Corp., and FluoroScan Imaging
         Systems, Inc...............................................               I-2.01
3.01     Certificate of Incorporation of the Company................               A
3.02     By-laws of the Company.....................................               A
4.01     Specimen certificate for shares of the
         Company's Common Stock.....................................               A
4.02     Description of capital stock (contained in the Certificate


         of Incorporation of the Company filed, as Exhibit 3.01)...                A
4.03     Rights Agreement dated December 22, 1992..................                C
4.04     Amendment No. 1 to Rights Agreement ......................                G
10.07    1986 Combination Stock Option Plan, as amended............                F*
10.08    Amended and Restated 1990 Non-Employee
         Director Stock Option Plan................................                H
10.09    Employee Stock Purchase Plan of the Company...............                F
10.10    1995 Combination Stock Option Plan........................                H*
10.12    Form of Indemnification Agreement for directors and
         certain officers of the Company...........................                A*
10.17    Management Agreement between the Company and
         Vivid Technologies, Inc...................................                A*
10.18    License Agreement between the Company and
         Vivid Technologies, Inc.,..................................               A
10.19    Distribution Agreement between the Company, Toyo Medic
         Company Limited and Yokogawa Medical Systems, Ltd.........                B*
10.20    Facility lease between the Company and
         Lincoln Street Trust......................................                B
10.21    Orion Corporation Soredex
         Distribution Agreement for Scanora........................                D**
10.22    Employment Agreement with an officer
         of the Company............................................                E
10.23    Form of Selling Stockholders Agreement....................                G
10.25    Amendment No.1 to the License Agreement between
         the Company and Vivid Technologies, Inc....................               K
10.26    Facility Lease between the Company and
         Mangen Management Company..................................               K
10.32    First Amendment to the facility lease between the Company
         and Lincoln Street Trust...................................               I
11.01    Statement re:  Computation of Per Share Earnings..........             Filed herewith
21.01    Subsidiaries of the Company...............................             Filed herewith
23.01    Consent of Arthur Andersen LLP............................             Filed herewith
23.02    Consent of BDO Seidman, LLP...............................             Filed herewith

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

C. The above exhibit was previously filed as an exhibit of the same number to the Company's 1992 Annual Report on Form 10-K and is incorporated herein by reference.

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

K. The above exhibits were previously filed as an exhibit of the same number to the Company's 1996 Annual Report on Form 10-K and is incorporated herein by reference.

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

Dated:  December 23, 1997

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

         Signature                              Title                                         Date
         ---------                              -----                                         ----
/s/  S. DAVID ELLENBOGEN                    Director
-----------------------------------         and Chief Executive Officer                 December 23, 1997
     S. DAVID ELLENBOGEN


                                            Vice President, Finance and
/s/  GLENN P. MUIR                          Principal Financial and
-----------------------------------         Accounting Officer                          December 23, 1997
     GLENN P. MUIR


/s/  JAY A. STEIN                           Director and
-----------------------------------         Senior Vice President                       December 23, 1997
     JAY A. STEIN


/s/  IRWIN JACOBS                           Director                                    December 23, 1997
-----------------------------------
     IRWIN JACOBS


/s/  WILLIAM A. PECK                        Director                                    December 23, 1997
-----------------------------------
     WILLIAM A. PECK

/s/  GERALD SEGEL                           Director                                    December 23, 1997
-----------------------------------
     GERALD SEGEL

/s/  ELAINE ULLIAN                          Director                                    December 23, 1997
-----------------------------------
     ELAINE ULLIAN

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hologic, Inc.

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Hologic, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated November 6, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                               Arthur Andersen LLP

Boston, Massachusetts
November 6, 1997

                                  SCHEDULE II

                        HOLOGIC, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                                (in Thousands)

                                         Balance at     Charged to   Balance
                                         Beginning      Costs and    at End of
                                         of Period      Expenses     Period
                                         ----------     ----------   ---------
Allowance for Uncollectible Amounts
Year Ended:

September 30, 1995                       $  850         $---         $  850
September 28, 1996                       $  850         $510         $1,360
September 27, 1997                       $1,360         $100         $1,460