Form 10-Q
period 1997-12-27
HOLOGIC INC
filed 1998-02-10
CIK 859737

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC.  20549

                                   FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      DECEMBER 27, 1997
                                    -----------------

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


As of January 30, 1998 13,169,949 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                         HOLOGIC, INC. AND SUBSIDIARIES

                                     INDEX


                                                                              Page
                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets
           December 27, 1997 and September 27, 1997........................     3

           Consolidated Statements of Income
           Three Months Ended December 27, 1997
           and December 28, 1996...........................................     4

           Consolidated Statements of Cash Flows
           Three Months Ended December 27, 1997
           and December 28, 1996...........................................     5

           Notes to Consolidated Financial Statements......................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................     8


PART II - OTHER INFORMATION................................................    11


SIGNATURES.................................................................    12


                         PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
                         HOLOGIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                        December 27,  September 27,
                                                            1997          1997
                                                        ------------  -------------
   CURRENT ASSETS:
    Cash and cash equivalents.........................  $ 45,166,892   $ 28,091,933
    Short-term investments............................    41,884,486     56,173,247
    Accounts receivable, less reserves of $1,460,000..    27,761,971     29,231,105
    Inventories.......................................    16,873,306     13,204,528
    Prepaid expenses and other current assets.........     3,854,233      4,067,715
                                                        ------------   ------------
     Total current assets.............................   135,540,888    130,768,528
                                                        ------------   ------------

   PROPERTY AND EQUIPMENT, at cost:
    Equipment.........................................     6,826,668      6,397,509
    Furniture and fixtures............................     1,745,031      1,655,557
    Leasehold improvements............................     1,699,629      1,687,523
                                                        ------------   ------------
                                                          10,271,328      9,740,589
    Less- Accumulated depreciation and amortization...     5,375,184      5,036,017
                                                        ------------   ------------
                                                           4,896,144      4,704,572
                                                        ------------   ------------
   Other assets, net..................................    10,824,742      9,194,142
                                                        ------------   ------------
                                                        $151,261,774   $144,667,242
                                                        ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        December 27,  September 27,
                                                            1997           1997
                                                        ------------- --------------
   CURRENT LIABILITIES:
    Line of credit....................................  $         --   $     82,764
    Accounts payable..................................     6,737,980      5,232,270
    Accrued expenses..................................     9,199,963      9,297,552
    Deferred revenue..................................     5,889,740      3,287,924
                                                        ------------   ------------
     Total current liabilities........................    21,827,683     17,900,510
                                                        ------------   ------------

   STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized - 1,622,685
       Issued and outstanding - none..................            --             --
   Common stock, $.01 par value-
     Authorized - 30,000,000 shares
       Issued and outstanding  13,151,267 and
       13,111,442 shares, respectively................       131,513        131,114
    Capital in excess of par value....................    92,314,327     91,668,270
    Retained earnings.................................    37,862,223     35,798,846
    Cumulative translation adjustment.................      (873,972)      (831,498)
                                                        ------------   ------------
     Total stockholders' equity.......................   129,434,091    126,766,732
                                                        ------------   ------------
                                                        $151,261,774   $144,667,242
                                                        ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                           Three Months Ended
                                                     ------------------------------
                                                     December  27,   December  28,
                                                          1997            1996
                                                     --------------  --------------
REVENUES:
 Product sales.....................................    $25,138,974     $26,275,509
 Other revenue.....................................        981,674         834,234
                                                       -----------     -----------
                                                        26,120,648      27,109,743
                                                       -----------     -----------
COSTS AND EXPENSES:
 Cost of product sales.............................     12,739,853      11,954,466
 Research and development..........................      2,339,001       1,731,440
 Selling and marketing.............................      6,749,037       4,568,730
 General and administrative........................      2,295,149       2,907,441
                                                       -----------     -----------
                                                        24,123,040      21,162,077
                                                       -----------     -----------

     Income from operations........................      1,997,608       5,947,666

 Interest income...................................      1,305,093       1,076,959


 Other expense.....................................        (89,324)       (116,331)
                                                       -----------     -----------

         Income before provision for income taxes..      3,213,377       6,908,294
PROVISION FOR INCOME TAXES.........................      1,150,000       2,500,000
                                                       -----------     -----------
         Net income................................    $ 2,063,377     $ 4,408,294
                                                       ===========     ===========

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE:
         Basic earnings per share..................           $.16            $.34
                                                              ====            ====

         Diluted earnings per share................           $.15            $.32
                                                              ====            ====

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING.........................     13,132,163      12,879,124
                                                       ===========     ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON AND DILUTIVE POTENTIAL
 COMMON SHARES OUTSTANDING.........................     13,790,060      13,636,834
                                                       ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Three Months Ended
                                                                    ----------------------------
                                                                    December 27,   December 28,
                                                                        1997           1996
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................  $  2,063,377   $  4,408,294
  Adjustments to reconcile net income to net cash provided by operating activities-
        Depreciation and amortization.............................       388,175        294,787
        Compensation expense related to issuance of stock option..        59,772          9,000
        Changes in assets and liabilities-
          Accounts receivable.....................................     1,700,031     (2,753,952)
          Inventories.............................................    (3,668,777)      (100,175)
          Prepaid expenses and other current assets...............       579,917       (269,188)
          Accounts payable........................................     1,337,784       (170,146)
          Accrued expenses........................................       193,933      3,562,435
          Deferred revenue........................................     2,601,816         47,421
                                                                    ------------   ------------
            Net cash provided by operating activities.............     5,256,028      5,028,476
                                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of held-to-maturity investments........................   (45,552,665)    (3,138,523)
  Sales of held-to-maturity investments...........................    57,968,446      1,330,561
  Purchases of available-for-sale investments.....................            --    (17,826,632)
  Sales of available-for-sale investments.........................            --     19,326,350
  Purchases of property and equipment.............................      (530,738)      (386,850)
  Increase in other assets........................................       (37,519)       (69,084)
                                                                    ------------   ------------
            Net cash provided by (used in)  investing activities..    11,847,524       (764,178)
                                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in line of credit.......................       (82,764)       127,083
  Issuance of common stock pursuant to options, stock grants
    and employee stock purchase plans.............................        96,646         32,445
                                                                    ------------   ------------
            Net cash provided by financing activities.............        13,882        159,528
                                                                    ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH...........................       (42,475)       (12,635)
                                                                    ------------   ------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS................................................    17,074,959      4,411,191
CASH AND CASH EQUIVALENTS, beginning of period....................    28,091,933     28,754,023
                                                                    ------------   ------------
CASH AND CASH EQUIVALENTS, end of period..........................  $ 45,166,892   $ 33,165,214
                                                                    ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes....................  $    846,194   $     54,427
                                                                    ============   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Issuance of common stock under 401(k) plan.....................   $    291,525   $    215,222
                                                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation

     The consolidated financial statements of Hologic, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 27, 1997, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 23, 1997.

     The consolidated balance sheet as of December 27, 1997, the consolidated statements of income for the three months ended December 27, 1997 and December 28, 1996 and the consolidated statements of cash flows for the three months ended December 27, 1997 and December 28, 1996, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the three months ended December 27, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 26, 1998.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

     (a) Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                     December 27,  September 27,
                                         1997          1997
                                     ------------  -------------

Raw materials and work-in-process..   $13,019,870    $ 9,967,707
Finished goods.....................     3,853,436      3,236,821
                                      -----------    -----------
                                      $16,873,306    $13,204,528
                                      ===========    ===========

     Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

          (b)  Foreign Currency Translation:

          Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rate in effect during the period. Gains and losses from foreign currency translation are included in the stockholders' equity section under cumulative translation adjustment. Foreign currency transaction gains and losses arising primarily from settlement of sales transactions with the Company's foreign subsidiaries are included in results of operations. A transaction loss of $24,856 and $82,324 for the three months ended December 27, 1997 and December 28, 1996, respectively, are included in other expense in the accompanying consolidated statements of income.

          (c)  Earnings Per Share:

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128-Earnings per Share. This standard is effective for fiscal periods ending after December 15, 1997 and requires presentation of both basic and diluted earnings per share on the face of the Consolidated Statements of Income. These financial statements have been prepared and presented based on the new standard. Prior period amounts have been restated to conform to current year presentation. For the three months ended December 27, 1997 and December 28, 1996, 184,728 and 117,606 anti-dilutive weighted shares, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

(3)       LINE OF CREDIT

          The Company has an international line of credit with a bank for the equivalent of $3,000,000, which bears interest at PIBOR plus 1.50%. The borrowings under this line are denominated in the local currency of its European subsidiaries and are primarily used by these subsidiaries to settle intercompany sales.

(4)       CONCENTRATION OF CREDIT RISK

          The Company sells certain of its systems to a leasing company, which in turn leases the systems to third parties. The leasing company accounted for 35% of DXA product sales in the three months ended December 27, 1997.

(5)       RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.

(6)  SUBSEQUENT EVENT - PATENT RIGHTS ACQUISITION

     In January 1998, the Company made the final payment with respect to the acquisition of certain patent rights pursuant to an agreement entered into in fiscal 1992 and amended in May 1993. The Company paid $1,086,250 (the equivalent of 55,000 shares of common stock) for these patent rights. The additional cost of these patent rights will be amortized over the remainder of the original expected life of ten years.

                   PART I - FINANCIAL INFORMATION (Continued)

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

                         HOLOGIC, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

     The Company's results of operations have and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including the overall state of health care and cost containment efforts, the development status and demand for drug therapies to treat osteoporosis, the use of mini c-arms in minimally-invasive surgical procedures, economic conditions in the Company's markets, the timing of orders, the timing of expenditures in anticipation of future sales, the mix of products sold by the Company, the introduction of new products and product enhancements by the Company or its competitors, including the timing of FDA approvals or clearances for such introductions and pricing and other competitive conditions.

     Revenues. Total revenues for the first quarter of fiscal 1998 decreased 4% to $26,120,648 from $27,109,743 for the first quarter of fiscal 1997. This decrease was primarily due to (i) a decrease in DXA bone densitometers sold internationally, especially in Japan, which were partially offset by an increase in the United States and (ii) a decrease in the number of mini c-arm systems sold in the current quarter. In the United States, an increase in the number of DXA bone densitometers sold were partially offset by lower average selling prices primarily attributable to a shift in sales to the lower priced QDR 1000plus. In the current quarter, the Company's QDR 1000plus comprised almost two-thirds of total DXA densitometer sales compared to only 13% in the first quarter of last year. The shift to this system from the more fully featured ACCLAIM series was driven by increased sales to the primary care market in the United States. The Company began actively selling to this new market in July 1997. ACCLAIM sales to the hospital and radiology markets were lower than in the previous year which the Company attributes in part to confusion over the HCFA approved reimbursement rates for bone densitometry. Although the actual rates for 1998 increased to $131 from $121, the preliminary rate that was published in
mid - 1997 was significantly lower than the current rate.   Other revenues
increased for the current three month period due to revenues received under a development agreement for a biochemical marker strip test and an increase in royalties from the license of the Company's technology to Vivid Technologies, Inc.

     Total revenues for the first quarter of fiscal 1998 increased 6% from $24,631,863 in the immediately preceding quarter primarily due to an increase in the number of DXA systems sold in the United States and Europe.

     In the first quarter of fiscal 1998, approximately 67% of product sales were generated in the United States, 22% in Europe, 7% in other international markets, and 4% in Asia. In the first quarter of fiscal 1997, approximately 63% of product sales were generated in the United States, 21% in Europe, 9% in Asia, and 7% in other international markets.

     The number of x-ray bone densitometers sold by the Company reached a record level as interest in bone diseases, such as osteoporosis, has grown, especially in the primary care market in the United States, as new drug therapies have become available to treat these diseases and as the use of DXA systems to measure bone density has become more widespread.

     Costs and Expenses.    The cost of product sales increased as a percentage
of product sales to 51% in the first quarter of fiscal 1998 from 45% in the first quarter of fiscal 1997. In the current quarter, these costs increased as a percentage of product sales primarily due to a shift in the product sales mix to the lower gross margin QDR 1000plus DXA bone densitometers. Sales of the QDR 1000plus to the primary care market in the United States increased dramatically in the current quarter and offset a slowdown in sales of the higher gross margin ACCLAIM densitometers sold to the hospital and radiology markets. In addition, there was an increase in costs as a percentage of product sales relating to the mini c-arm systems.

     Research and development expenses increased 35% to $2,339,001 (9% of total revenues) in the current quarter from $1,731,440 (6% of total revenues) in the first quarter of fiscal 1997 primarily due to the addition of engineering personnel working on the development of new products and the funding of Serex to develop a biochemical marker strip test.

     Selling and marketing expenses increased 48% to $6,749,037 (27% of product sales) in the current quarter from $4,568,730 (17% of product sales) in the first quarter of fiscal 1997 primarily due to an increase in sales commissions based on the higher sales volume in areas where commissions are generally paid, particularly in the United States. In addition, the Company incurred additional costs in connection with its strategic alliances for the introduction and planned introduction of new products and the distribution of products through new sales channels.

     General and administrative expenses decreased 21% to $2,295,149 (9% of total revenues) in the first quarter of fiscal 1998 from $2,907,441 (11% of total revenues) in the first quarter of fiscal 1997 primarily due to certain efficiencies achieved through the reduction of personnel in connection with the integration of FluoroScan.

     Interest Income. Interest income increased to $1,305,093 in the current quarter from $1,076,959 in the first quarter of fiscal 1997 as the Company had a higher investment base than in the prior year. In the current quarter, the Company also increased the number of long-term receivables to Latin American customers resulting in additional interest income.

     Other Expense. In the first quarters of fiscal 1998 and 1997, the Company incurred other expenses of $89,324 and $116,331, respectively. In the current quarter, these expenses were primarily attributable to interest costs on the line of credit established for use by the Company's European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions and, to a lesser extent, to foreign currency transaction losses. In the first quarter of fiscal 1997, these expenses were primarily attributable to foreign currency transaction losses and, to a lesser extent, to interest costs on the European line of credit. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the Company has established a borrowing line denominated in the two foreign currencies (the French Franc and the Belgian Franc) in which the subsidiaries currently conduct business to minimize this risk, there can be no assurance that the Company will be successful or can fully hedge its outstanding exposure.

     Provision for Income Taxes. The Company's effective tax rate was 36% in the first quarters of fiscal 1998 and 1997. The effective tax rate is less than the combined Federal and state statutory rates due primarily to the favorable Federal and state tax treatment afforded the Company's foreign sales corporation and the favorable state tax treatment of certain of the Company's interest income.

LIQUIDITY AND CAPITAL RESOURCES

     At December 27, 1997, working capital was approximately $114 million, and cash, cash equivalents and short-term investments totaled $87 million. The Company has funded its operations primarily through cash flows from operations and the issuance of securities. The cash, cash equivalents and short-term investments balance increased approximately $2.8 million from September 27, 1997 primarily due to operating activities which included net income of $2.1 million and an increase in the Company's deferred revenue, which were partially offset by an increase in inventory. The Company finances certain sales to Latin America over a two-to-three year time-frame. At December 27, 1997, the Company had long-term accounts receivable outstanding of approximately $3.3 million relating to these sales which were included in other assets. As of December 27, 1997, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment. In the first quarter of 1998, the Company purchased approximately $530,000 of property and equipment, primarily computers and other equipment associated with the hiring of additional personnel.

     The Company does not currently have any significant capital commitments and believes that existing sources of liquidity, funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management, and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, regulation, including the timing of FDA approvals or clearances for the introduction of new products, technical risks associated with the development of new products, regulatory policies in the United States and other countries, reimbursement policies of public and private health care payors, introduction and acceptance of new drug therapies, competition from existing products and from new products or technologies, and market and general economic factors.



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

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.
         None.

Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits furnished:
          (11)  Statement Re: Computation of Earnings Per Share
          (27)  Financial Data Schedule

     (b)  Reports on Form 8-K:

          None.

                         HOLOGIC, INC. AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                     Hologic, Inc.
                                                     (Registrant)



February 10, 1998                             /s/    S. David Ellenbogen
-----------------                             --------------------------
Date                                          S. David Ellenbogen
                                              Chairman and Chief Executive
                                              Officer



February 10, 1998                             /s/    Glenn P. Muir
-----------------                             --------------------
Date                                          Glenn P. Muir
                                              Vice President, Finance and
                                              Treasurer (Principal Financial and
                                              Chief Accounting Officer)