Form 10-K/A
period 1997-09-27
HOLOGIC INC
filed 1998-03-03
CIK 859737

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-K/A

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
            SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended:      September 27, 1997   or

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission File Number : 0-18281

                          Hologic, Inc.
     (Exact Name of Registrant as Specified in Its Charter)

           Delaware                         04-2902449
   (State of Incorporation)      (I.R.S. Employer Identification No.)

        590 Lincoln Street, Waltham, Massachusetts    02154
      (Address of principal executive offices)      (Zip Code)

                         (781) 890-2300
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of  the  Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
                                        Common Stock, $.01 par value
                                        Rights  to Purchase Common Stock

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---      ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the
Form 10-K.  [   ]

    The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of November 28, 1997 was $339,619,647 based on the price of the last reported sale on that date on the Nasdaq National Market.

    As of November 28, 1997, there were 13,125,397 shares of the registrant's Common Stock, $.01 par value, outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE
(1) Proxy  Statement  for  the  Registrant's  Annual  Meeting   of
    Stockholders  held on February 24, 1998 (Part III:  Items  10,
    11, 12 and 13).

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report

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

  (3) Listing of Exhibits

Exhibit
Number                                                                Reference

2.01   Merger    Agreement   between   the   Company   and    its
       Massachusetts predecessor..................................         A
2.02   Agreement  and Plan of Merger between the Company,  Fenway
       Acquisition Corp.,and FluoroScan Imaging Systems, Inc......     I-2.01
3.01   Certificate  of Incorporation of the Company,  as  amended.     L-3.03
3.02   By-laws of the Company.....................................         A
4.01   Specimen  certificate for shares of the  Company's  Common
       Stock......................................................         A
4.02   Description   of   capital   stock   (contained   in   the
       Certificate of Incorporation of the Company,
       filed as Exhibit 3.01).....................................     L-3.03
4.03   Rights Agreement dated December 22, 1992...................         C
4.04   Amendment No. 1 to Rights Agreement........................         G
4.05   Amendment No. 2 to Rights Agreement........................        M-2
10.07  1986 Combination Stock Option Plan, as amended.............         F*
10.08  Second  Amended  and  Restated 1990 Non-Employee  Director
       Stock   Option   Plan......................................    L-10.26*
10.09  Employee Stock Purchase Plan of the Company................         F*
10.10  1995  Combination  Stock  Option  Plan.....................    L-10.25*
10.12  Form  of  Indemnification  Agreement  for  directors and
       certain officers of the Company............................         A*
10.17  Management  Agreement  between  the  Company   and   Vivid
       Technologies, Inc..........................................         A*
10.18  License   Agreement   between  the   Company   and   Vivid
       Technologies, Inc..........................................         A
10.20  Facility  lease  between the Company  and  Lincoln  Street
       Trust......................................................         B
10.21  Orion  Corporation  Soredex  Distribution  Agreement   for
       Scanora....................................................      D-10**
10.22  Employment  Agreement  with  an  officer  of  the  Company.         E*
10.25  Amendment  No.  1  to  the License Agreement  between  the
       Company and Vivid Technologies, Inc........................         K
10.26  Facility  Lease between the Company and Mangen  Management
       Company....................................................         K
10.32  First  Amendment to the facility lease between the Company
       and Lincoln Street Trust...................................     I-10.17
11.01  Statement re: Computation of Per Share Earnings............         N
21.01  Subsidiaries of the Company................................         N
23.01  Consent of Arthur Andersen LLP.............................         N
23.02  Consent of BDO Seidman, LLP................................         N
_______________________

*    Management compensation plan or arrangement
**   Confidentiality requested as to certain provisions

A. The above exhibits were previously filed as an exhibit of the same number to the Company's Registration Statement on Form S- 1 (Registration No. 33-33128) filed on January 24, 1990 and are incorporated herein by reference.

B. The above exhibits were previously filed as an exhibit of the same number to the Company's 1990 Annual Report on Form 10-K and are incorporated herein by reference.

C. The above exhibit was previously filed as an exhibit of the same number to the Company's 1992 Annual Report on Form 10-K and is incorporated herein by reference.

D. The above exhibit was previously filed as an exhibit of the referenced number to the Company's Fiscal 1993 Third Quarter Report on Form 10-Q and is incorporated herein by reference.

E. The above exhibit was previously filed as an exhibit of the same number to the Company's 1993 Annual Report on Form 10-K and is incorporated herein by reference.

F. The above exhibits were previously filed as an exhibit of the same number to the Company's 1994 Annual Report on Form 10-K and are incorporated herein by reference

G. The above exhibit was previously filed as an exhibit of the same number to the Company's Registration Statement on Form S-3 (Registration No. 33-65019) filed on December 14, 1995 and is incorporated herein by reference.

H. The above exhibits were previously filed as an exhibit of the same number to the Company's 1995 Annual Report on Form 10-K and is incorporated herein by reference.

I. The above exhibits were previously filed as an exhibit of the referenced number of the Company's Registration Statement on Form S-4 (Registration No. 333-08977) on August 6, 1996 and are incorporated herein by reference.

J. The above exhibit was previously filed as an exhibit of the same number to the Company's Registration Statement on Form S-8 (Registration No. 333-11853) filed on September 12, 1996 and is incorporated herein by reference.

K. The above exhibits were previously filed as an exhibit of the same number to the Company's 1996 Annual Report on Form 10-K and are incorporated herein by reference.

L. The above exhibits were previously filed as an exhibit of the referenced number to the Company's Fiscal 1996 Second Quarter Report on Form 10-Q and are incorporated herein by reference.

M. The above exhibit was previously filed as an exhibit of the referenced number to Amendment No. 1 to the Company's
    Registration Statement on Form 8-A/A (Registration No. 000-18281) filed on January 17, 1997 and is incorporated herein by reference.

N. The above exhibits were previously filed as an exhibit of the same number to the Company's 1997 Annual Report on Form 10-K and are incorporated herein by reference.

(b)  Reports on Form 8-K:

     The Company did not file any current reports on Form 8-K during the quarter ended September 27, 1997.

(d)  Financial Statement Schedules:

     The financial statement schedules
     required are included as part of Item (a)(2) above.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Hologic, Inc.

Dated:  March 3, 1998          By: /s/ Glenn P.Muir
--------------------           -------------------------------
                                   Glenn P. Muir, Treasurer and
                                   Chief Financial Officer