Form 10-Q
period 1998-03-28
HOLOGIC INC
filed 1998-05-12
CIK 859737

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 28, 1998

                               or

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


As  of  May 8, 1998 13,324,594 shares of the registrant's  Common
Stock, $.01 par value, were outstanding.





                 HOLOGIC, INC. AND SUBSIDIARIES

                              INDEX



                                                          Page
PART I - FINANCIAL INFORMATION                            ----

Item 1.  Financial Statements

          Consolidated Balance Sheets
          March 28, 1998 and September 27, 1997            3

          Consolidated Statements of Income
          Three and Six Months Ended March 28, 1998
          and March 29, 1997                               4

          Consolidated Statements of Cash Flows
          Six Months Ended March 28, 1998
          and March 29, 1997                               5

          Notes to Consolidated Financial Statements       6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations               9

PART II - OTHER INFORMATION                               13

SIGNATURES                                                14


                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                 HOLOGIC, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                             ASSETS

                                             March 28,       September 27,
                                                1998              1997
                                             --------        -------------
   CURRENT ASSETS:
    Cash and cash equivalents..........     $43,657,350       $28,091,933
    Short-term investments.............      43,367,050        56,173,247
    Accounts receivable, less reserves
    of $1,460,000......................      29,838,158        29,231,105
    Inventories........................      18,441,301        13,204,528
    Prepaid expenses and
      other current assets.............       3,816,412         4,067,715
                                            -----------        -----------
        Total current assets...........     139,120,271       130,768,528
                                            -----------       ------------

   PROPERTY AND EQUIPMENT, at cost:
    Equipment.........................        7,349,424         6,397,509
    Furniture and fixtures............        1,764,611         1,655,557
    Leasehold improvements............        1,705,626         1,687,523
                                           ------------        ----------
                                             10,819,661         9,740,589
    Less- Accumulated depreciation
    and amortization..................        5,665,167         5,036,017
                                             ----------         ---------
                                              5,154,494         4,704,572
                                             ----------         ---------
   Other assets, net..................       14,759,676         9,194,142
                                             -----------        ---------
                                            $159,034,441     $144,667,242
                                            ============      ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 28,        September 27,
                                                 1998               1997
                                                --------        ------------
  CURRENT LIABILITIES:
    Line of credit.....................         $780,810           $82,764
    Accounts payable...................        6,305,798         5,232,270
    Accrued expenses...................       10,371,446         9,297,552
    Deferred revenue...................        8,252,547         3,287,924
                                             -----------         ---------
       Total current liabilities.......       25,710,601        17,900,510
                                             -----------        ----------
   STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized - 1,622,685
       Issued and outstanding - none...               --               --
   Common stock, $.01 par value-
     Authorized - 30,000,000 shares
       Issued and outstanding -
       13,310,286 and 13,111,442 shares,
        respectively...................          133,103          131,114
    Capital in excess of par value.....       93,647,157       91,668,270
    Retained earnings..................       40,582,173       35,798,846
    Cumulative translation adjustment..       (1,038,593)        (831,498)
                                             -----------       -----------
       Total stockholders' equity......      133,323,840      126,766,732
                                             -----------      -----------
                                            $159,034,441     $144,667,242
                                            ============     ============

    The accompanying notes are an integral part of these consolidated financial statements.


                 HOLOGIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)


                                    Three Months Ended          Six Months Ended
                                 March 28,      March 29,    March 28,     March 29,
                                   1998            1997        1998           1997
                                 --------        -------      --------     ---------
                                                                               <c.
REVENUES:
 Product sales................  $29,455,344   $27,153,104    $54,594,318   $53,428,613
 Other revenues...............      741,889       846,784      1,723,563     1,681,018
                                -----------   -----------    -----------   -----------
                                 30,197,233    27,999,888     56,317,881    55,109,631
COSTS AND EXPENSES:
 Cost of product sales........   14,662,425    12,448,861     27,402,278    24,403,327
 Research and development.....    2,505,675     2,205,646      4,844,676     3,937,086
 Selling and marketing........    7,839,985     4,523,467      4,589,022     9,092,197
 General and administrative...    2,282,048     2,791,206      4,577,197     5,698,647
                                -----------     ---------      ---------   -----------
                                 27,290,133    21,969,180     51,413,173    43,131,257
                                ----------     ----------     ----------   -----------
   Income from operations.....    2,907,100     6,030,708      4,904,708    11,978,374

 Interest income..............    1,475,978     1,255,456      2,781,071     2,332,415

 Other (expense) income.......     (113,128)       54,736       (202,452)      (61,595)
                                -----------     ---------     ----------    -----------
   Income before
   provision for income taxes.    4,269,950     7,340,900      7,483,327    14,249,194

PROVISION FOR INCOME TAXES....    1,550,000     2,690,000      2,700,000     5,190,000
                                -----------    ----------      ---------    ----------
   Net income.................   $2,719,950    $4,650,900     $4,783,327    $9,059,194
                                 ==========    ==========     ==========    ==========
NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE:
  Basic earnings per share....        $ .21         $ .36          $ .36         $ .70
                                      =====         =====          =====         =====
  Diluted earnings per share..        $ .20         $ .34          $ .35         $ .66
                                      =====         =====          =====         ======
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING....   13,197,162    12,954,462     13,164,663     12,916,793
                                 ==========    ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON AND DILUTIVE POTENTIAL
 COMMON SHARES OUTSTANDING....    13,758,671   13,661,821     13,774,366     13,649,328
                                 ===========   ==========     ==========     ==========


         The accompanying notes are an integral part of these consolidated financial statements.



                 HOLOGIC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                     Six Months Ended
                                                March 28,        March 29,
                                                   1998            1997
                                                  ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................   $4,783,327       $9,059,194
  Adjustments to reconcile net income
   to net cash provided by operating activities-
    Depreciation and amortization...........      755,919          582,964
    Compensation expense related to
     issuance of stock option...............      138,296           18,000
    Changes in assets and liabilities-
     Accounts receivable....................     (732,910)      (6,968,967)
     Inventories............................   (5,236,772)         340,695
     Prepaid expenses and
       other current assets.................      320,190       (1,053,620)
     Accounts payable.......................    1,073,528          328,759
     Accrued expenses.......................    1,365,416        4,151,500
     Deferred revenue.......................    4,964,623          426,059
                                               ----------      -----------
       Net cash provided by
          operating activities..............    7,431,617        6,884,584
                                               ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of held-to-maturity investments..  (41,645,401)      (7,490,046)
  Sales of held-to-maturity investments.....   50,094,625        1,330,561
  Purchases of available-for-sale investments         --       (36,271,422)
  Sales of available-for-sale investments...          --        51,800,116
  Purchases of property and equipment.......   (1,079,072)        (945,352)
  Increase in other assets..................   (1,125,119)          (3,101)
                                              ------------     ------------
       Net cash provided by
           investing activities.............    6,245,033        8,420,756
                                               ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease)
    in line of credit.......................      698,046       (2,534,740)
  Issuance of common stock pursuant to options
     and employee stock purchase plans......    1,057,812          926,141
  Tax benefit from stock option exercises...      340,000          470,000
                                                ---------        ---------
       Net cash provided by
        (used in) financing activities......    2,095,858       (1,138,599)
                                                ---------       -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....     (207,091)        (341,761)
                                                ----------      ------------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS..........................    15,565,417      13,824,980
CASH AND CASH EQUIVALENTS, beginning
  of period.................................    28,091,933      28,754,023
                                                ----------      ----------
CASH AND CASH EQUIVALENTS, end of period....   $43,657,350     $42,579,003
                                               ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes  $1,921,555     $ 2,979,310
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

      The consolidated balance sheet as of March 28, 1998, the consolidated statements of income for the three and six months ended March 28, 1998 and March 29, 1997 and the consolidated statements of cash flows for the six months ended March 28, 1998 and March 29, 1997, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the three and six months ended
March 28, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 26, 1998.

(2)  Summary of Significant Accounting Policies

      The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

      (a)   Inventories:  Inventories are stated at the lower  of
cost   (first-in,  first-out)  or  market  and  consist  of   the
following:
                                           March 28,    September 27,
                                             1998           1997
                                           --------        -------
Raw materials and work-in-process.....  $14,743,288      $9,967,707
Finished goods........................    3,698,013       3,236,821
                                        -----------      ----------
                                        $18,441,301     $13,204,528
                                        ===========     ===========


      Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.


     (b)  Foreign Currency Translation:

     Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rate in effect during the period. Gains and losses from foreign currency translation are included in the stockholders' equity section under cumulative translation adjustment. Foreign currency transaction gains and losses arising primarily from settlement of sales transactions with the Company's foreign subsidiaries are included in results of operations. Transaction losses of $50,139 and $74,995 for the three and six months ended March 28, 1998, respectively, and transaction gains of $83,378 and $1,054 for the three and six months ended March 29, 1997, respectively, are included in other expense in the accompanying consolidated statements of income.

     (c)  Earnings Per Share:

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128-Earnings per Share. This standard is effective for fiscal periods ending after December 15, 1997 and requires presentation of both basic and diluted earnings per share on the face of the Consolidated Statements of Income. These financial statements have been prepared and presented based on the new standard. Prior period amounts have been restated to conform to current year presentation. Anti-dilutive weighted shares of 425,862 and 305,295 for the three and six months ended March 28, 1998, respectively, and 144,752 and 131,179, for the three and six months ended March 29, 1997, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

Basic and diluted share amounts are as follows:

                                   Three Months Ended        Six Months Ended
                                March 28,      March 29,    March 28,     March 29,
                                   1998           1997         1998          1997
                               ----------      --------      --------     --------
Weighted average common
 shares outstanding..........  13,197,162     12,954,462    13,164,663     12,916,793
Common stock equivalents
 outstanding pursuant to the
 treasury stock method.......     561,509        707,359       609,703        732,535
                               ----------      ---------     ---------      ---------
Weighted average number of
 common and dilutive potential
 common shares outstanding...   13,758,671    13,661,821    13,774,366     13,649,328
                               ===========    ==========    ==========     ==========

(3)  Line of Credit

      The Company has an international line of credit with a bank for the equivalent of $3,000,000, which bears interest at PIBOR plus 1.50%. The borrowings under this line are denominated in the local currency of its European subsidiaries and are primarily used by these subsidiaries to settle intercompany sales.


(4)  Concentration of Credit Risk

     The  Company  sells  certain of its  systems  to  a  leasing
company, which in turn leases the systems to third parties.   The
leasing company accounted for 38% of DXA product sales in the six months ended March 28, 1998.

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

(6)  Patent Rights Acquisition

     In January 1998, the Company made the final payment with respect to the acquisition of certain patent rights pursuant to an agreement entered into in fiscal 1992 and amended in May 1993. The Company paid $1,086,250 (the equivalent of 55,000 shares of common stock) for these patent rights. The additional cost of these patent rights will be amortized over the remaining expected life of approximately five years.


           PART I - FINANCIAL INFORMATION (Continued)

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

                 HOLOGIC, INC. AND SUBSIDIARIES

Results of Operations

     The Company's results of operations have and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including the introduction of new products or product enhancements by the Company or its competitors, the timing of FDA approvals or clearances for such introductions, the overall state of health care and cost containment efforts, the development status and demand for drug therapies to treat osteoporosis, the status and amount of reimbursement for approved procedures, the use of mini c-arms in minimally-invasive surgical procedures, economic conditions in the Company's markets, the timing of orders, the timing of expenditures in anticipation of future sales, the mix of products sold by the Company, and pricing and other competitive conditions.

      On March 13, 1998, the Company received approval from the U.S. Food and Drug Administration for its pre-market application for the Sahara Clinical Bone Sonometer. Sahara is an innovative ultrasound device that estimates bone density of the heel.
Sahara results can be used as an aid to physicians in the diagnosis of osteoporosis and in estimating a patient's risk for future fracture. It is the first device of its type approved for sale in the United States, and will be sold into the primary care physician market by Physician Sales and Service, Inc., the
Company's exclusive distributor for this market segment. The Company has increased certain administrative, sales and support functions for this product with the belief that Sahara will contribute materially to the Company's revenue and earnings. Any delay in sales of Sahara due to customer acceptance, competitive products, reimbursement concerns or other unfavorable business developments could have an adverse impact on current and future results.

     Revenues. Total revenues for the second quarter of fiscal 1998 increased 8% to $30,197,233 from $27,999,888 in the second quarter of fiscal 1997. Total revenues for the current six month period increased 2% to $56,317,881 from $55,109,631 for the first six months of fiscal 1997. This increase was primarily due to
(i) an increase in the total number of domestic DXA bone densitometer product shipments and (ii) an increase in the total number of international Sahara (the Company's ultrasound bone sonometer) product shipments. These increases were partially offset by a decrease in DXA bone densitometers sold in Asia, especially in Japan. In the United States, the increase in the number of DXA bone densitometers sold was partially offset by lower average selling prices primarily attributable to a shift in sales to the lower priced QDR-1000plus. In the current six month period, the Company's QDR-1000plus comprised 60% of total DXA densitometer sales compared to only 15% for the first six months of last year. The shift to this system from the more fully featured ACCLAIM series was driven by increased sales to the primary care market in the United States. The Company began actively selling to this new market in July 1997. ACCLAIM sales to the hospital and radiology markets were lower than in the previous year which the Company attributes in part to confusion over the HCFA approved reimbursement rates for bone densitometry. Although the actual rates for 1998 increased to $131 from $121, the preliminary rate that was published in mid - 1997 was significantly lower than the current rate. Other revenues decreased slightly for the current three month period, as compared to the same period of the previous year, due to a decrease in revenue relating to medical data management services provided to pharmaceutical companies to assist in the collection and monitoring of clinical trial data. Other revenues increased slightly for the current six month period, as compared to the same period of the previous year, due to an increase in royalties from the license of the Company's technology to Vivid Technologies, Inc. which was partially offset by a decrease in medical data management revenue.

     Total  revenues  for  the  second  quarter  of  fiscal  1998 increased 16% from $26,120,648 in the immediately preceeding quarter primarily due to an increase in the number of DXA systems sold in the United States to the primary care market.

     In the first six months of fiscal 1998, approximately 71% of product sales were generated in the United States, 18% in Europe, 7% in other international markets, and 4% in Asia. In the first six months of fiscal 1997, approximately 57% of product sales were generated in the United States, 21% in Europe, 14% in Asia, and 8% in other international markets.

      The number of x-ray bone densitometers sold by the Company reached record levels as interest in bone diseases, such as osteoporosis, has grown, especially in the primary care market in the United States, as new drug therapies have become available to treat these diseases and as the use of DXA systems to measure bone density has become more widespread.

      Costs and Expenses. The cost of product sales increased as a percentage of product sales to 50% in the current three and six month periods of fiscal 1998 from 46% in the same three and six month periods of fiscal 1997. In the current quarter and six month periods, these costs increased as a percentage of product sales primarily due to a shift in the product sales mix to the lower gross margin QDR-1000plus DXA bone densitometers. Sales of the QDR-1000plus to the primary care market in the United States increased dramatically in these periods and offset a slowdown in sales of the higher gross margin ACCLAIM densitometers sold to the hospital and radiology markets.

       Research and development expenses increased 14% to $2,505,675 (8% of total revenues) in the current quarter from $2,205,646 (8% of total revenues) in the second quarter of fiscal 1997. For the current six month period, research and development expenses increased 23% to $4,844,676 (9% of total revenues) from $3,937,086 (7% of total revenues) for the first six months of 1997. The increase in research and development expenses in 1998 is primarily due to the addition of engineering personnel and outside consultants working on the development of new products.

      Selling and marketing expenses increased 73% to $7,839,985 (27% of product sales) in the current quarter from $4,523,467 (17% of product sales) in the second quarter of fiscal 1997. For the current six month period, selling and marketing expenses increased 60% to $14,589,022 (27% of product sales) from $9,092,197 (17% of product sales) for the first six months of 1997. The increase in selling and marketing expenses in 1998 is primarily due to an increase in sales commissions based on the higher sales volume in areas where commissions are generally paid, particularly in the United States.

       General and administrative expenses decreased 18% to $2,282,048 (8% of total revenues) in the current quarter from $2,791,206 (10% of total revenues) in the second quarter of fiscal 1997. During the first six months of fiscal 1998, general and administrative expenses decreased 20% to $4,577,197 (8% of total revenues) from $5,698,647 (10% of total revenues) in the first six months of 1997. These decreases in general and administrative expenses in fiscal 1998 were primarily due to certain efficiencies achieved in connection with the integration of FluoroScan.

     Interest Income. Interest income increased to $1,475,978 in the current quarter from $1,255,456 in the same quarter of fiscal 1997 and increased to $2,781,071 in the current six month period from $2,332,415 in the comparable period in fiscal 1997 as the Company held a higher investment base than in the prior year. The company also increased the number of long-term receivables to Latin American customers resulting in additional interest income.

      Other (Expense) Income. The Company incurred other expense of $113,129 for the second quarter of fiscal 1998 compared to recognizing other income of $54,736 for the second quarter of fiscal 1997. For the first six months of fiscal 1998 and 1997, the Company incurred other expense of $202,452 and $61,595, respectively. In the current quarter and six month periods, these expenses were primarily attributable to interest costs on the line of credit established for use by the Company's European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions and, to a lesser extent, to foreign currency transaction losses. For the second quarter of fiscal 1997, other income was primarily related to foreign currency exchange gains arising from the Company's U.S. dollar denominated sales transactions to its European subsidiaries partially offset by interest costs on the line of credit. For the first six months of fiscal 1997, these expenses were primarily attributable to interest costs on the line of credit. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the Company has established a borrowing line denominated in the two foreign currencies (the French Franc and the Belgian Franc) in which the subsidiaries currently conduct business to minimize this risk, there can be no assurance that the Company will be successful or can fully hedge its outstanding exposure.

      Provision for Income Taxes. The Company's effective tax rate was approximately 36% in the first six months of fiscal 1998 and 1997. The effective tax rate is less than the combined Federal and state statutory rates due primarily to the favorable Federal and state tax treatment afforded the Company's foreign sales corporation and the favorable state tax treatment of certain of the Company's interest income.

Liquidity and Capital Resources

      At March 28, 1998, working capital was approximately $113 million, and cash, cash equivalents and short-term investments totaled $87 million. The Company has funded its operations primarily through cash flows from operations and the issuance of securities. The cash, cash equivalents and short-term investments balance increased approximately $2.8 million from September 27, 1997 primarily due to operating activities which included net income of $4.6 million and an increase in the Company's deferred revenue, which were partially offset by an increase in inventory. This increase in inventory is primarily related to increased production of Sahara. The Company finances certain sales to Latin America over a two-to-three year time-frame. At March 28, 1998, the Company had long-term accounts receivable outstanding of approximately $3.7 million relating to these sales which were included in other assets. Also included in other assets were marketable securities with maturities exceeding one year totaling $9 million. As of March 28, 1998, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment. In the first six months of 1998, the Company purchased approximately $1.1 million of property and equipment, primarily computers and other equipment associated with the hiring of additional personnel.

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

Year 2000 Issue

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and by the Company's products. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, failure of the Company, its customers or vendors to resolve such processing issues in a timely manner, could have a material adverse effect on the Company's business, financial condition and results of operations.

Safe   Harbor  Statement Under the Private Securities  Litigation
Reform Act of 1995

     Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management, and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, technical and marketing risks associated with the development of new products, regulation, including the timing of FDA approvals or clearances for the introduction of new products, regulatory policies in the United States and other countries, reimbursement policies of public and private health care payors, introduction and acceptance of new drug therapies, competition from existing products and from new products or technologies, and market and general economic factors.


                   PART II - OTHER INFORMATION

                 HOLOGIC, INC. AND SUBSIDIARIES

Item 1.   Legal Proceedings.
          No material litigation

Item 2.   Changes in Securities.
          None.

Item 3.   Defaults Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security-Holders.
           The Company held its Annual Meeting of Stockholders on February 24, 1998. Approximately 10,432,124 shares or 79.3% of the Common Stock issued and outstanding as of the record date, were represented at the meeting in person or by proxy. Set forth below is a brief description of each matter voted upon at the meeting and the voting results with respect to each matter.

     1. A proposal to elect the following seven persons to serve as members of the Company's Board of Directors for the ensuing year and until their successors are duly elected:

         Name                For        Withheld       Abstain
     S. David Ellenbogen   10,246,250    185,874          0
     Irwin Jacobs          10,247,235    184,889          0
     Steve L. Nakashige    10,246,085    186,039          0
     William A. Peck       10,247,235    184,889          0
     Gerald Segel          10,246,585    185,539          0
     Jay A. Stein          10,247,335    184,789          0
     Elaine Ullian         10,247,235    184,889          0

     2. A proposal to ratify the appointment of Arthur Andersen, LLP as independent public accountants of the Company.

     For:  10,236,850     Against:  176,862     Abstain:  18,412

Item 5.   Other Information.
          None.

Item 6.   Exhibits and Reports on Form 8-K.
     (a)  Exhibits furnished:

          (27) Financial Data Schedule.

     (b)  Reports on Form 8-K:
          None.


                 HOLOGIC, INC. AND SUBSIDIARIES

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                   Hologic, Inc.
                                   (Registrant)



May 11, 1998                  /s/    S. David Ellenbogen
------------                  ---------------------------
Date                          S. David Ellenbogen
                              Chairman and Chief Executive Officer





May 11,  1998                 /s/    Glenn P. Muir
-------------                 -----------------------------
Date                          Glenn P. Muir
                              Vice President, Finance and Treasurer
                              (Principal Financial and Chief
                               Accounting  Officer)