Form 10-Q/A
period 1998-03-28
HOLOGIC INC
filed 1998-06-02
CIK 859737

This Amendment No. 1 is filed to correct a typographical error in the consolidated statements of income for the six months ended March 28, 1998.

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           Amendment No.1
                             FORM 10-Q/A
(Mark One)

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



                   HOLOGIC, INC. AND SUBSIDIARIES

                                INDEX



Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets
          March 28, 1998 and September 27, 1997            3

          Consolidated Statements of Income
          Three and Six Months Ended March 28, 1998
          and March 29, 1997                               4

          Consolidated Statements of Cash Flows
          Six Months Ended March 28, 1998
          and March 29, 1997                               5

          Notes to Consolidated Financial Statements       6

SIGNATURES                                                 9




                   PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                   HOLOGIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                               ASSETS

                                         March 28,      September 27,
                                           1998             1997
                                           -----            -----
   CURRENT ASSETS:
    Cash and cash equivalents.......    $43,657,350     $28,091,933
    Short-term investments..........     43,367,050      56,173,247
    Accounts receivable,
     less reserves of $1,460,000....     29,838,158      29,231,105
    Inventories.....................     18,441,301      13,204,528
    Prepaid expenses and
     other current assets...........      3,816,412       4,067,715
                                        -----------     -----------
    Total current assets............    139,120,271     130,768,528
                                        -----------     -----------
   PROPERTY AND EQUIPMENT, at cost:
    Equipment.......................      7,349,424       6,397,509
    Furniture and fixtures..........      1,764,611       1,655,557
    Leasehold improvements..........      1,705,626       1,687,523
                                        -----------     -----------
                                         10,819,661       9,740,589
    Less- Accumulated depreciation
     and amortization...............      5,665,167       5,036,017
                                        -----------    -----------
                                          5,154,494       4,704,572
                                        -----------    ------------
   Other assets, net................     14,759,676       9,194,142
                                         ----------     -----------
                                       $159,034,441    $144,667,242
                                       ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                        March 28,       September 27,
                                          1998              1997
   CURRENT LIABILITIES:                   -----             ----

    Line of credit................        $780,810         $82,764
    Accounts payable..............       6,305,798       5,232,270
    Accrued expenses..............      10,371,446       9,297,552
    Deferred revenue..............       8,252,547       3,287,924
                                        ----------      -----------
    Total current liabilities.....      25,710,601      17,900,510
                                        ----------      ----------
   STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized - 1,622,685
     Issued and outstanding-none..             --               --
   Common stock, $.01 par value-
     Authorized - 30,000,000 shares
       Issued and outstanding -
        13,310,286 and 13,111,442
        shares, respectively......        133,103          131,114
    Capital in excess
     of par value.................     93,647,157       91,668,270
    Retained earnings.............     40,582,173       35,798,846
    Cumulative translation
     adjustment...................     (1,038,593)        (831,498)
                                     ------------       -----------
    Total stockholders' equity....    133,323,840      126,766,732
                                     ------------      -----------
                                     $159,034,441     $144,667,242
                                     ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   HOLOGIC, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)


                                   Three Months Ended        Six Months Ended
                                 March 28,    March 29,    March 28,    March 29,
                                    1998        1997         1998         1997
                                    ----        ----         ----         ----
REVENUES:
 Product sales...............   $29,455,344  $27,153,104  $54,594,318  $53,428,613
 Other revenues..............       741,889      846,784    1,723,563    1,681,018
                                -----------  -----------  -----------   ----------
                                 30,197,233   27,999,888   56,317,881   55,109,631
COSTS AND EXPENSES:
 Cost of product sales.......    14,662,425   12,448,861   27,402,278   24,403,327
 Research and development....     2,505,675    2,205,646    4,844,676    3,937,086
 Selling and marketing.......     7,839,985    4,523,467   14,589,022    9,092,197
 General and administrative..     2,282,048    2,791,206    4,577,197    5,698,647
                                -----------   ----------   ----------   ----------
                                 27,290,133   21,969,180   51,413,173   43,131,257
                                -----------   ----------   ----------   ----------
     Income from operations..     2,907,100    6,030,708    4,904,708   11,978,374

 Interest income.............     1,475,978    1,255,456    2,781,071    2,332,415

 Other (expense) income......      (113,128)      54,736     (202,452)     (61,595)
                                 ----------   -----------   ----------   ----------
     Income before provision
      for income taxes.......     4,269,950    7,340,900    7,483,327   14,249,194

PROVISION FOR INCOME TAXES...     1,550,000    2,690,000    2,700,000    5,190,000
                                 ----------   ----------   ----------   ----------
     Net income..............    $2,719,950   $4,650,900   $4,783,327   $9,059,194
                                  =========   ==========   ==========   ==========
NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE:
   Basic earnings per share..         $ .21        $ .36        $ .36        $ .70
                                      =====        =====        =====        =====
  Diluted earnings per share.         $ .20        $ .34        $ .35        $ .66
                                      =====        =====        =====        =====
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING ..    13,197,162   12,954,462   13,164,663   12,916,793
                                 ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON AND DILUTIVE POTENTIAL
 COMMON SHARES OUTSTANDING...    13,758,671   13,661,821   13,774,366   13,649,328
                                 ==========   ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.





                   HOLOGIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                     Six Months Ended
                                                March 28,       March 29,
                                                  1998            1997
                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................      $4,783,327        $9,059,194
  Adjustments to reconcile net income
   to net cash provided by
  operating activities-
     Depreciation and amortization......         755,919           582,964
     Compensation expense related
      to issuance of stock option.......         138,296            18,000
    Changes in assets and liabilities-
     Accounts receivable ...............        (732,910)       (6,968,967)
     Inventories........................      (5,236,772)          340,695
     Prepaid expenses and
      other current assets..............         320,190        (1,053,620)
     Accounts payable...................       1,073,528           328,759
     Accrued expenses...................       1,365,416         4,151,500
     Deferred revenue...................       4,964,623           426,059
                                             -----------        ----------
       Net cash provided by
        operating activities............       7,431,617         6,884,584
                                             -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of held-to-maturity
    investments.........................     (41,645,401)       (7,490,046)
  Sales of held-to-maturity investments.      50,094,625         1,330,561
  Purchases of available-for-sale
    investments.........................              --       (36,271,422)
  Sales of available-for-sale
    investments.........................              --        51,800,116
  Purchases of property and equipment...      (1,079,072)         (945,352)
  Increase in other assets..............      (1,125,119)           (3,101)
                                             ------------       -----------
       Net cash provided by
        investing activities............       6,245,033         8,420,756
                                             ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease )
   in line of credit....................         698,046        (2,534,740)
  Issuance of common stock
   pursuant to options and
   employee stock purchase plans........       1,057,812           926,141
  Tax benefit from stock
   option exercises.....................         340,000           470,000
       Net cash provided by                    ----------       -----------
       (used in) financing activities...       2,095,858        (1,138,599)
                                               ----------       -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.        (207,091)         (341,761)
                                               ----------       -----------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS........................      15,565,417       13,824,980
CASH AND CASH EQUIVALENTS,
 beginning of period.....................      28,091,933       28,754,023
                                             -------------      -----------
CASH AND CASH EQUIVALENTS, end of period.     $43,657,350      $42,579,003
                                              ============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the
   period for income taxes...............      $1,921,555      $ 2,979,310
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

      (a) Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                       March 28,      September 27,
                                          1998            1997
                                      ----------     --------------
Raw materials and work-in-process    $14,743,288       $9,967,707
Finished goods                         3,698,013        3,236,821
                                     -----------       ----------
                                     $18,441,301      $13,204,528
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

Basic and diluted share amounts are as follows:

                                 Three Months Ended    Six Months Ended
                                March 28, March 29,   March 28, March 29,
                                   1998      1997       1998      1997

Weighted average
 common shares outstanding   13,197,162  12,954,462  13,164,663  12,916,793

Common stock equivalents
 outstanding pursuant to
 the treasury stock method      561,509     707,359     609,703     732,535
                            ------------  ---------  -----------  ---------
Weighted average number of
 common and dilutive potential
 common shares outstanding   13,758,671  13,661,821  13,774,366  13,649,328
                             ==========  ==========  ==========  ==========

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








                                   Hologic, Inc.
                                   (Registrant)



May 29, 1998                  /s/    S. David Ellenbogen
------------                  ---------------------------
Date                          S. David Ellenbogen
                              Chairman and Chief Executive Officer





May 29,  1998                 /s/    Glenn P. Muir
-------------                 -------------------------------
Date                          Glenn P. Muir
                              Vice President, Finance and Treasurer
                              (Principal Financial and Chief Accounting
                              Officer)