Form 10-Q
period 1998-06-27
HOLOGIC INC
filed 1998-08-07
CIK 859737

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        JUNE 27, 1998
                                      -------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:               0-18281
                                      -------

                                 HOLOGIC, INC.
                                 -------------
            (Exact name of registrant as specified in its charter)

        DELAWARE                                         04-2902449
        --------                                         ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

              590 LINCOLN STREET, WALTHAM,  MASSACHUSETTS   02451
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

                                                              Yes [X]     No [_]



As of August 5, 1998 13,376,476 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                        HOLOGIC, INC. AND SUBSIDIARIES

                                     INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets
           June 27, 1998 and September 27, 1997............................   3

           Consolidated Statements of Income
           Three and Nine Months Ended June 27, 1998 and June 28, 1997.....   4

           Consolidated Statements of Cash Flows
           Nine Months Ended June 27, 1998 and June 28, 1997...............   5

           Notes to Consolidated Financial Statements......................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................   9

PART II - OTHER INFORMATION ...............................................  13

SIGNATURES ................................................................  14

                        PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
                         HOLOGIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                         June  27,    September 27,
                                                            1998          1997
                                                        ------------  -------------
   CURRENT ASSETS:
    Cash and cash equivalents.........................  $ 45,930,265   $ 28,091,933
    Short-term investments............................    42,446,613     56,173,247
    Accounts receivable, less reserves of $1,460,000..    31,760,653     29,231,105
    Inventories.......................................    17,996,382     13,204,528
    Prepaid expenses and other current assets.........     4,889,993      4,067,715
                                                        ------------   ------------
     Total current assets.............................   143,023,906    130,768,528
                                                        ------------   ------------

   PROPERTY AND EQUIPMENT, at cost:
    Equipment.........................................     8,281,091      6,397,509
    Furniture and fixtures............................     1,875,200      1,655,557
    Leasehold improvements............................     1,712,208      1,687,523
                                                        ------------   ------------
                                                          11,868,499      9,740,589
    Less- Accumulated depreciation and amortization...     6,031,995      5,036,017
                                                        ------------   ------------
                                                           5,836,504      4,704,572
                                                        ------------   ------------
   Other assets, net..................................    19,373,972      9,194,142
                                                        ------------   ------------
                                                        $168,234,382   $144,667,242
                                                        ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           June 27,     September 27,
                                                            1998            1997
                                                        -------------  --------------
   CURRENT LIABILITIES:
    Line of credit....................................  $  1,406,133   $      82,764
    Accounts payable..................................     5,851,798       5,232,270
    Accrued expenses..................................    12,310,971       9,297,552
    Deferred revenue..................................    10,719,359       3,287,924
                                                        ------------    ------------
     Total current liabilities........................    30,288,261      17,900,510
                                                        ------------    ------------

   STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value-
     Authorized - 30,000,000 shares
       Issued and outstanding  13,359,652 and
       13,111,442 shares, respectively................       133,597         131,114
    Capital in excess of par value....................    93,924,436      91,668,270
    Retained earnings.................................    44,871,604      35,798,846
    Cumulative translation adjustment.................      (983,516)       (831,498)
                                                        ------------    ------------
     Total stockholders' equity.......................   137,946,121     126,766,732
                                                        ------------    ------------
                                                        $168,234,382    $144,667,242
                                                        ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                        HOLOGIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                          Three Months Ended          Nine Months Ended
                                                      --------------------------  --------------------------
                                                        June 27,      June 28,      June 27,      June 28,
                                                          1998          1997          1998          1997
                                                      ------------  ------------  ------------  ------------
REVENUES:
 Product sales......................................  $33,569,051   $25,846,988   $88,163,369   $79,275,601
 Other revenues.....................................      856,779     1,100,949     2,580,342     2,781,967
                                                      -----------   -----------   -----------   -----------
                                                       34,425,830    26,947,937    90,743,711    82,057,568
COSTS AND EXPENSES:
 Cost of product sales..............................   15,910,124    11,941,298    43,312,401    36,344,625
 Research and development...........................    2,335,123     2,225,704     7,179,799     6,162,790
 Selling and marketing..............................    8,187,926     4,734,783    22,776,948    13,826,980
 General and administrative.........................    2,710,210     2,027,462     7,287,407     7,726,109
                                                      -----------   -----------   -----------   -----------
                                                       29,143,383    20,929,247    80,556,555    64,060,504
                                                      -----------   -----------   -----------   -----------

          Income from operations....................    5,282,447     6,018,690    10,187,156    17,997,064

Interest income.....................................    1,628,890     1,384,626     4,409,961     3,717,041

Other expense.......................................     (121,907)       (7,013)     (324,359)      (68,607)
                                                      -----------   -----------   -----------   -----------

          Income before provision for income taxes..    6,789,430     7,396,303    14,272,758    21,645,498
PROVISION FOR INCOME TAXES..........................    2,500,000     2,650,000     5,200,000     7,840,000
                                                      -----------   -----------   -----------   -----------
          Net income................................  $ 4,289,430   $ 4,746,303   $ 9,072,758   $13,805,498
                                                      ===========   ===========   ===========   ===========

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE:
          Basic earnings per share..................         $.32          $.36          $.69         $1.07
                                                      ===========   ===========   ===========   ===========

          Diluted earnings per share................         $.31          $.35          $.66         $1.01
                                                      ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING..........................   13,334,355    13,035,419    13,221,227    12,956,335
                                                      ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON AND DILUTIVE POTENTIAL
 COMMON SHARES OUTSTANDING.....................        13,806,564    13,676,353    13,785,098    13,658,336
                                                      ===========   ===========   ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    Nine Months Ended
                                                              ----------------------------
                                                                June 27,       June 28,
                                                                  1998           1997
                                                              -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  9,072,758   $ 13,805,498
  Adjustments to reconcile net income to net cash
   provided by operating activities-
     Depreciation and amortization..........................     1,254,945        906,694
     Compensation expense related to issuance of stock
      options...............................................       216,820         27,000
     Changes in assets and liabilities-
          Accounts receivable...............................    (2,514,151)    (9,988,957)
          Inventories.......................................    (4,791,854)      (347,912)
          Prepaid expenses and other current assets.........      (710,893)    (1,069,141)
          Accounts payable..................................       619,809       (265,297)
          Accrued expenses..................................     3,553,469      5,051,412
          Deferred revenue..................................     7,431,435        557,073
                                                              ------------   ------------
            Net cash provided by operating activities.......    14,132,338      8,676,370
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of held-to-maturity investments.................   (60,324,459)    (7,592,430)
  Sales of held-to-maturity investments.....................    66,331,053      1,330,561
  Purchases of available-for-sale investments...............            --    (58,807,813)
  Sales of available-for-sale investments...................            --     63,726,357
  Purchases of property and equipment.......................    (2,127,910)    (1,441,972)
  Increase in other assets..................................    (2,735,716)       (34,532)
                                                              ------------   ------------
            Net cash provided by (used in) investing
             activities.....................................     1,142,968     (2,819,829)
                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease ) in line of credit................     1,074,564     (2,533,692)
  Proceeds from issuance of common stock pursuant to options
   and employee stock purchase plans........................     1,300,480      1,339,720
  Tax benefit from stock option exercises...................       340,000        470,000
                                                              ------------   ------------
            Net cash provided by (used in) financing
             activities.....................................     2,715,044       (723,972)
                                                              ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................      (152,018)      (583,844)
                                                              ------------   ------------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS..........................................    17,838,332      4,548,725
CASH AND CASH EQUIVALENTS, beginning of period..............    28,091,933     28,754,023
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS, end of period....................  $ 45,930,265   $ 33,302,748
                                                              ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes................    $3,602,919     $5,137,126
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

          The consolidated balance sheet as of June 27, 1998, the consolidated statements of income for the three and nine months ended June 27, 1998 and June 28, 1997 and the consolidated statements of cash flows for the nine months ended June 27, 1998 and June 28, 1997, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

          The results of operations for the three and nine months ended June 27, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 26, 1998.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

          (a) Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                      June 27,    September 27,
                                        1998          1997
                                     -----------  -------------

Raw materials and work-in-process..  $12,700,766    $ 9,967,707
Finished goods.....................    5,295,616      3,236,821
                                     -----------    -----------
                                     $17,996,382    $13,204,528
                                     ===========    ===========

          Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

          (b) Earnings Per Share: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128-Earnings per Share. This standard is effective for fiscal periods ending after December 15, 1997 and requires presentation of both basic and diluted earnings per share on the face of the Consolidated Statements of Income. These financial statements have been prepared and presented based on the new standard. Prior period amounts have been restated to conform to current year presentation. Anti-dilutive weighted shares of 422,106 and 344,232 for the three and nine months ended June 27, 1998, respectively, and 243,852 and 168,737, for the three and nine months ended June 28, 1997, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

Basic and diluted share amounts are as follows:

                                                                  Three Months Ended        Nine Months Ended
                                                                ----------------------   -------------------------
                                                                 June 27,    June 28,      June 27,       June 28,
                                                                   1998        1997          1998           1997
                                                                ----------  ----------   -----------    ----------
Weighted average common shares outstanding....................  13,334,355  13,035,419    13,221,227    12,956,335
Common stock equivalents outstanding
          pursuant to the treasury stock method...............     472,209     640,934       563,871       702,001
                                                                ----------  ----------    ----------    ----------

Weighted average number of common and dilutive
          potential common shares outstanding.................  13,806,564  13,676,353    13,785,098    13,658,336
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

(4)  CONCENTRATION OF CREDIT RISK

     The Company sells certain of its systems to a leasing company, which in turn leases the systems to third parties. The leasing company accounted for 39% and 14% of DXA product sales in the nine months ended June 27, 1998 and June 28, 1997, respectively.

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

(7)  SUBSEQUENT EVENT--BUILDING PURCHASE

     On July 30, 1998, the Company purchased a 200,000 square foot building for approximately $20 million in cash. The Company plans to renovate the building at an additional cost of approximately $4 million and to occupy this facility in early 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        HOLOGIC, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

     The Company's results of operations have and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including the introduction of new products or product enhancements by the Company or its competitors, the timing of FDA approvals or clearances for such introductions, the overall state of health care and cost containment efforts, the development status and demand for drug therapies to treat osteoporosis, the status and amount of reimbursement for approved procedures, the use of mini c-arms in minimally-invasive surgical procedures, the availability of financing alternatives, including fee-per-scan programs, for the Company's products, economic conditions in the Company's markets, the timing of orders, the timing of expenditures in anticipation of future sales, the mix of products sold by the Company, and pricing and other competitive conditions.

     Revenues. Total revenues for the third quarter of fiscal 1998 increased 28% to $34,425,830 from $26,947,937 in the third quarter of fiscal 1997. Total revenues for the current nine month period increased 11% to $90,743,711 from $82,057,568 for the first nine months of fiscal 1997. This increase was primarily due to an increase in the total number of DXA bone densitometer and Sahara (the Company's ultrasound bone sonometer) product shipments in the United States. Sahara was approved for sale in the United States in March 1998. These increases were partially offset by a decrease in DXA bone densitometers sold internationally. In the United States, the increase in the number of DXA bone densitometers sold was partially offset by lower average selling prices primarily attributable to a shift in sales to the primary care market. The primary care market accounted for 42% of total revenues in the current quarter and 37% for the nine months ended June 27, 1998. The Company began actively selling to this new market in July 1997. ACCLAIM sales to the hospital and radiology markets were lower than in the previous year as the high rate of penetration in the last two years has begun to slow . Other revenues decreased for the current three and nine month periods, as compared to the same periods of the previous year, due to a decrease in revenues received under a development agreement for a biochemical marker strip test. This decrease was partially offset by an increase in royalties from the license of the Company's technology to Vivid Technologies, Inc.

     Total revenues for the third quarter of fiscal 1998 increased 14% from $30,197,233 in the immediately preceding quarter primarily due to a shift in the DXA systems sales to the QDR-4500C ACCLAIM from the lower priced QDR-1000plus and an increase in the number of Sahara systems sold in the United States to the primary care market.

     In the first nine months of fiscal 1998, approximately 73% of product sales were generated in the United States, 17% in Europe, 6% in other international markets, and 4% in Asia. In the first nine months of fiscal 1997, approximately 58% of product sales were generated in the United States, 21% in Europe, 12% in Asia, and 9% in other international markets.

     The number of x-ray bone densitometers and ultrasound bone sonometers sold by the Company reached record levels as interest in bone diseases, such as osteoporosis, has grown, especially in the primary care market in the United States, as new drug therapies have become available to treat these diseases, as reimbursement rates for testing have been established and increased to financially attractive levels and as the use of DXA and ultrasound systems to measure bone density has become more widespread.

     Costs and Expenses.    The cost of product sales increased as a percentage
of product sales to 47% in the current three month period of fiscal 1998 from 46% in the same three month period of fiscal 1997. The cost of product sales increased as a percentage of product sales to 49% in the current nine month period of fiscal 1998 from 46% in the same nine month period of fiscal 1997. In the current quarter and nine month periods, these costs increased as a percentage of product sales primarily due to a dramatic shift in the product sales mix to the primary care market in the United States. In the current quarter, sales to this market of the Company's QDR-4500C increased significantly but at an average selling price less than in the prior year. In the first half of the fiscal year, the Company predominantly sold the lower gross margin QDR-1000plus in this market. Partially offsetting this increase was increased sales of the higher gross margin Sahara ultrasound sonometers, especially in the United States. In 1997, the Company had higher sales to its hospital and radiology markets which tended to purchase the higher gross margin ACCLAIM systems.

     Research and development expenses increased 5% to $2,335,123 (7% of total revenues) in the current quarter from $2,225,704 (8% of total revenues) in the third quarter of fiscal 1997. For the current nine month period, research and development expenses increased 17% to $7,179,799 (8% of total revenues) from $6,162,790 (8% of total revenues) for the first nine months of 1997. The increase in research and development expenses in 1998 is primarily due to the addition of engineering personnel and outside consultants working on the development of new products.

     Selling and marketing expenses increased 73% to $8,187,926 (24% of product sales) in the current quarter from $4,734,783 (18% of product sales) in the third quarter of fiscal 1997. For the current nine month period, selling and marketing expenses increased 65% to $22,776,948 (26% of product sales) from $13,826,980 (17% of product sales) for the first nine months of 1997. The increase in selling and marketing expenses in 1998 is primarily due to an increase in sales commissions based on the higher sales volume in the primary care market in the United States.

     General and administrative expenses increased 34% to $2,710,210 (8% of total revenues) in the current quarter from $2,027,462 (8% of total revenues) in the third quarter of fiscal 1997. During the first nine months of fiscal 1998, general and administrative expenses decreased 6% to $7,287,407 (8% of total revenues) from $7,726,109 (9% of total revenues) in the first nine months of 1997. The increase in general and administrative expenses in the current quarter from the third quarter of fiscal 1997 is primarily due to an increase in employee benefit related expenditures. The decrease in general and administrative expenses in the first nine months of fiscal 1998 compared to the same period of 1997 was primarily due to certain efficiencies achieved in connection with the integration of FluoroScan.

     Interest Income. Interest income increased to $1,628,890 in the current quarter from $1,384,626 in the same quarter of fiscal 1997 and increased to $4,409,961 in the current nine month period from $3,717,041 in the comparable period in fiscal 1997 as the Company held a higher investment base than in the prior year. The company also increased the number of long-term receivables to Latin American customers resulting in additional interest income.

     Other Expense. The Company incurred other expense of $121,907 for the third quarter of fiscal 1998 compared to $7,013 for the third quarter of fiscal 1997. For the first nine months of fiscal 1998 and 1997, the Company incurred other expense of $324,359 and $68,607, respectively. In the current quarter and nine month periods, these expenses were primarily attributable to interest costs related to increased borrowings on the line of credit established for use by the Company's European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions and, to a lesser extent, to foreign currency transaction losses. For the third quarter and first nine month periods of fiscal 1997, other expense was primarily related to interest costs incurred on the European line of credit. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the Company has established a borrowing line denominated in the two foreign currencies (the French Franc and the Belgian Franc) in which the subsidiaries currently conduct business to minimize this risk, there can be no assurance that the Company will be successful or can fully hedge its outstanding exposure.

     Provision for Income Taxes. The Company's effective tax rate was approximately 36% in the first nine months of fiscal 1998 and 1997. The effective tax rate is less than the combined Federal and state statutory rates due primarily to the favorable Federal and state tax treatment afforded the Company's foreign sales corporation and the favorable state tax treatment of certain of the Company's interest income.

LIQUIDITY AND CAPITAL RESOURCES

     At June 27, 1998, working capital was approximately $113 million, and cash, cash equivalents and short-term investments totaled $88 million. The Company has funded its operations primarily through cash flows from operations and the issuance of securities. The cash, cash equivalents and short-term investments balance increased approximately $4.1 million from September 27, 1997 primarily due to operating activities which included net income of $9.1 million and an increase in the Company's deferred revenue, which were partially offset by an increase in inventory. This increase in inventory is primarily related to increased production of Sahara. The Company finances certain sales to Latin America over a two-to-three year time-frame. At June 27, 1998, the Company had long-term accounts receivable outstanding of approximately $3.5 million which was included in other assets and $5.8 million in accounts receivable relating to these sales. Also included in other assets were marketable securities with maturities exceeding one year totaling $12 million. As of June 27, 1998, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment. In the first nine months of 1998, the Company purchased approximately $2.1 million of property and equipment, primarily computers and other equipment associated with the hiring of additional personnel.

     In July 1998, the Company purchased a 200,000 square foot building for approximately $20 million in cash and the Company plans to spend approximately $4 million to renovate the facility. The Company does not have any other significant capital commitments and believes that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

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

SAFE  HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management, and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, technical and marketing risks associated with the development of new products, regulation, including the timing of FDA approvals or clearances for the introduction of new products, regulatory policies in the United States and other countries, reimbursement policies of public and private health care payors, the availability of financing alternatives, including fee-per-scan programs, for the Company's products, introduction and acceptance of new drug therapies, competition from existing products and from new products or technologies, and market and general economic factors.

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

Item 3.  Defaults Upon Senior Securities.
              None.

Item 4.  Submission of Matters to a Vote of Security-Holders.
              None.

Item 5.  Other Information.
              None.

Item 6.  Exhibits and Reports on Form 8-K.
         (a)  Exhibits furnished:

              (10)  Building Purchase and Sale Agreement.
              (27)  Financial Data Schedule.

         (b)  Reports on Form 8-K:
              None.

                        HOLOGIC, INC. AND SUBSIDIARIES

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                     Hologic, Inc.
                                     (Registrant)



August 6, 1998               /s/ S. David Ellenbogen
--------------               -------------------------------
Date                         S. David Ellenbogen
                             Chairman and Chief Executive Officer



August 6, 1998               /s/    Glenn P. Muir
--------------               -------------------------------
Date                         Glenn P. Muir
                             Vice President, Finance and Treasurer
                             (Principal Financial and Chief Accounting
                             Officer)