Form 10-K
period 1998-09-26
HOLOGIC INC
filed 1998-12-23
CIK 859737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the fiscal year ended:        SEPTEMBER 26, 1998
                                  ------------------
                                          or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----

Commission File Number:     0-18281
                            -------

                                 HOLOGIC, INC.
                                 -------------
            (Exact name of registrant as specified in its charter)

         Delaware                                      04-2902449
         --------                                      ----------
 (State of incorporation)                 (I.R.S. Employer Identification No.)


           590 LINCOLN STREET, WALTHAM,             MASSACHUSETTS   02154
      --------------------------------------------------------------------
      (Address of principal executive offices)           (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes [X]          No [_]
                                                 ---             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. [X]
      ---

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of November 30, 1998 was $174,914,399 based on the price of the last reported sale on the Nasdaq National Market System.

As of November 30, 1998 there were 13,390,576 shares of the registrant's Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
(1) Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on February 23, 1999 (Part III: Items 10,11,12 and 13).

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

  To address the growing clinical market for the early diagnosis and monitoring of osteoporosis, Hologic has developed and is developing additional products that it believes will complement its DXA product line. In December 1994, Hologic acquired the ultrasound bone analyzer business of Walker Sonix, Inc. ("Walker Sonix"). In July 1996, Hologic began international shipments of its internally-developed, dry ultrasound system, the Sahara(R) Clinical Bone Sonometer ("Sahara"). On March 13, 1998, the Food and Drug Administration ("FDA") approved the Company's pre-market application ("PMA") for Sahara. Hologic believes that ultrasound systems represent a relatively low cost, compact, easy-to-use, non-ionizing, measurement technique to assist in the initial diagnosis of osteoporosis. The Company also believes that Sahara will improve patient accessibility to bone density testing. In September 1994, Hologic began a joint development effort with Serex, Inc. ("Serex") to develop a diagnostic strip test to detect biochemical markers that indicate the rate of a patient's bone loss. In January 1997, Hologic expanded its joint development agreement to include Ostex International, Inc. Under this agreement, Ostex's Osteomark assay is being combined with Serex's strip test technology to provide a physician with a real-time means of measuring a patient's biochemical response to osteoporosis therapies and compliance with those therapies, as a complement to periodic bone density measurements.

  On August 29, 1996, Hologic's wholly-owned subsidiary merged with FluoroScan Imaging Systems, Inc. ("FluoroScan") in an all stock transaction accounted for
as a pooling-of-interests.   FluoroScan manufactures and distributes the
FluoroScan Imaging System (the "FluoroScan System"), a low intensity, real-time mini c-arm X-ray imaging device which provides high resolution images at radiation levels and at a cost well below those of conventional X-ray and fluoroscopic equipment. These mini c-arm systems are used primarily by orthopedic surgeons to perform minimally invasive surgical procedures on a patient's extremities (i.e., hand, wrist, knee, foot, ankle etc.).

  As used herein the term "Company" includes Hologic and all of its subsidiaries, including FluoroScan.

  The Hologic logo is a service mark of the Company.  QDR, QDR-1000, ACCLAIM and
Sahara are registered trademarks of the Company.   QDR-1000W, QDR 1000plus, QDR-
2000, QDR 2000plus, QDR 4500, QDR 4500A, QDR

4500SL, QDR 4500W, QDR 4500C, FluoroScan, FluoroScan I, FluoroScan II, FluoroScan III, Premier, Officemate, FluoroScan Imaging Systems and UBA 575+ are trademarks of the Company. The trademarks Scanora and WalkerSonix are licensed by the Company.

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

  According to the National Osteoporosis Foundation (the "NOF"), 28 million Americans, 80% of whom are women, and approximately 250 million people worldwide, suffer from osteoporosis. Osteoporosis typically develops silently over a period of years, eventually progressing to a point where a fracture can easily occur, causing pain and disability. The post-menopausal female population has the highest incidence of osteoporosis and the highest rate of morbidity (loss of quality of life) and mortality due to osteoporosis. The NOF estimates that in the United States osteoporosis contributes to more than 1.5 million fractures annually, and the costs to the U.S. healthcare system to treat these osteoporosis-related fractures exceed $14 billion annually. Furthermore, it is estimated that women can lose up to 20% of their bone mass in the 5-7 years following menopause. Hip fractures lead to the most serious consequences. According to the NOF, as many as one in every five hip fracture patients dies from complications within a year after fracture, one in every four requires long-term care and an even higher percentage of hip fracture patients never return to an active and independent lifestyle. According to the World Health Organization, the "aging of America" could increase the incidence of hip fracture by as much as 280% by the year 2040.

  Until recently, osteoporosis was thought to be an inevitable and untreatable consequence of aging. The Company believes that the recent development and introduction of new drug therapies, the aging of the population, and an increased focus on women's health issues and preventive medical practices has created a growing awareness among patients and physicians that osteoporosis is treatable.

  THERAPIES.   The Company believes that over 45 clinical studies are currently in progress to assess the safety and effectiveness of new therapies to treat osteoporosis. However, prior to 1995, there were only two approved drug treatments for osteoporosis in the United States, hormone replacement therapy, using estrogen and related hormones ("HRT"), and calcitonin, with the most widely prescribed treatment being HRT. Patient concerns regarding complications related to prolonged use of HRT have contributed to a low compliance rate. Until recently, calcitonin was available only in an injectable form, a delivery method that has contributed to low patient compliance. Although HRT and calcitonin have generally been shown in clinical trials to slow or stop the loss of bone mass, these therapies have not been proven to restore bone mass.

  Bisphosphonates are compounds that inhibit bone deterioration and slow bone loss. Bisphosphonates have been shown to increase bone density and decrease the risk of fractures at the hip and spine. In September 1995, the FDA approved Merck and Company's ("Merck") drug Fosamax/(R)/ for the treatment of established osteoporosis in post-menopausal women. Fosamax is a bisphosphonate that acts by
coating the bone surface and inhibiting bone resorption.   In clinical trials of
Fosamax conducted in over 16 countries, Merck reported that on average, the post-menopausal patients with established osteoporosis who were treated with Fosamax experienced an increase in bone density of the hip and spine over a
three-year period.   The clinical data also indicated that Fosamax reduced the
number of new vertebral fractures in these patients by approximately 48% when compared with patients in placebo. In April 1997, the FDA approved an expansion of the permitted use for Fosamax to include the prevention of osteoporosis.

  Selective Estrogen Receptor Modulators ("SERMS") are a new class of compounds being studied for their selective ability to act like estrogen in some tissues but not in others. Like estrogens, SERMS produce changes in blood lipids that may protect against heart disease. Unlike estrogens, SERMS do not appear to stimulate breast and uterine tissue which could cause breast and uterine
cancers.   On December 10, 1997, Eli Lilly and Company ("Eli Lilly") received marketing clearance from the FDA for its new osteoporosis drug, Evista/(R)/. Evista is among the first in this new class of drugs. Eli Lilly reported that in clinical studies of Evista conducted in 28 countries, the drug was shown to prevent bone loss in the total body, lower spine and hip and to significantly increase bone mineral density in those regions when compared with the calcium-supplement placebo group.

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

  In the United States, the Health Care Finance Administration ("HCFA"), which establishes guidelines for the reimbursement of health care providers treating Medicare and Medicaid patients, provided validation for DXA bone densitometry examinations as a clinically useful procedure by recommending the reimbursement for DXA bone examinations in April 1994. In October 1997, HCFA published new guidelines for bone density measurements. Effective January 1, 1998, HCFA recommended reimbursement for central (hip and spine) DXA examinations, the important fracture sites, of approximately $131 per patient examination, an increase from the previous recommended rate of $121. Reimbursement for DXA densitometry done at peripheral sites was reduced to approximately $40 from $67 in early 1998. In June 1998, HCFA established an interim reimbursement code specifically for ultrasound bone mineral density studies in accordance with the Medicare Bone Mass Measurement Coverage Standardization Act. In October 1998, the American Medical Association established a permanent Certified Procedural Terminology ("CPT") code for ultrasound bone density examinations. CPT codes facilitate automated Medicare billing and the adoption of coverage by private carriers. CPT code 76977 covers ultrasound bone density measurement and interpretation at peripheral sites. HCFA recently published guidelines for CPT code 76977 to be reimbursed at a national average of $42, effective January 1, 1999. The differential in reimbursement between central and peripheral exams recognizes the important benefit of DXA measurements of the critical fracture sites, the hip and spine, in assisting in the detection and monitoring of bone disease. In part, as a result of the reimbursement policy recommendations implemented by HCFA, DXA bone density examinations are paid for by many private third party insurers in the United States.

  With the established reimbursement levels in the United States, and the FDA approval of additional osteoporosis drug therapies, the Company believes that the United States market for bone densitometers and other methods of bone mineral assessment has expanded from the hospitals, large clinics, research institutions and imaging and women's centers, to the larger potential market of primary care providers, including gynecologists and family physicians.

  In several European countries, Japan and other international markets, there has been a greater availability or acceptance of osteoporosis therapies and an earlier adoption of reimbursement for bone densitometry exams. Countries in which reimbursement for the use of X-ray bone densitometers has been approved include Belgium, Brazil, Canada, Germany, Greece, Japan, South Korea, Spain and Switzerland. In addition, the Japanese government has been actively supporting an educational program to promote public awareness of osteoporosis as a treatable disease. In Latin American countries such as Argentina, Brazil and Chile, and in Pacific Rim countries, such as Australia, The Peoples Republic of China, South Korea and Taiwan, there has been a growing use of osteoporosis therapies and an increased use of osteoporosis diagnostic and monitoring equipment. Recent economic uncertainties in certain foreign countries, including those in Asia and Latin America, may adversely affect the future growth of these markets.

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

  QDR X-Ray Bone Densitometers.   Since its first commercial shipment of a DXA
system in October 1987, the Company has sold more than 6,000 DXA systems. The Company believes that its systems' performance advantages and their early adoption by leading clinical investigators have led to their market acceptance. The Company's DXA systems have been purchased for multiple-site studies sponsored by the pharmaceutical companies and by the United States government for evaluation of the incidence and treatment of osteoporosis. In addition, pharmaceutical companies have promoted the purchase of the systems for use by physicians to assist in the diagnosis and treatment of osteoporosis.

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

  The ACCLAIM systems are designed to require less floor space than any other bone densitometer capable of taking hip and spine measurements. The special tabletop design and motorized scanner C-arm allow the QDR 4500C and QDR 4500SL to be installed in a standard 8ft x 8ft examination room (the QDR 4500W and QDR 4500A require an 8ft x 10ft room). Installation requirements for any of the ACCLAIM bone densitometers are minimal and normally do not require special electrical, structural or lead-shielding preparation. In addition to their small size, the QDR 4500 series offers virtually silent operation. The ACCLAIM series has replaced the Company's QDR 1500, QDR 2000 and QDR 2000plus products. In fiscal 1998, the ACCLAIM series accounted for approximately 69% of DXA sales.

  In November 1997, the Company introduced the QDR 4000 at the annual meeting of the Radiological Society of North America. The QDR 4000 pencil beam bone densitometer combines the reliability and economy of Hologic's DXA bone densitometers with a unique package of value-added applications that provide physicians with bone density measurements of the hip, spine and forearm. The QDR 4000 replaced Hologic's 1000plus pencil beam system in May 1998, and is targeted at the price sensitive segment of the market.

  Ultrasound.   In December 1994, the Company acquired the ultrasound bone analyzer business of Walker Sonix. Walker Sonix had developed an ultrasound product line to assess bone mineral status of the heel. The location of the heel facilitates easy coupling of the ultrasound transducers at a site with a relatively low amount of overlying soft tissue. The heel is also made up of predominantly trabecular bone which tends to be more metabolically active. The Walker Sonix ultrasound devices measure two parameters, Broadbased Ultrasound Attenuation ("BUA") and Speed of Sound ("SOS") through a water medium to characterize bone mineral status. The use of water as a medium, which is a characteristic of other ultrasound bone analyzers, requires the patient to place her foot in water. The use of water requires cumbersome plumbing and cleaning mechanisms to be incorporated in the system.

  The Company developed internally an enhanced dry ultrasound bone analyzer, called "Sahara" that does not require the use of water. The Company believes that this "dry" technology offers further operator convenience by the elimination of the water handling required between each patient. On March 13, 1998, the FDA approved the Company's PMA for Sahara. Hologic believes that ultrasound systems represent a relatively low cost, compact, easy-to-use, non-ionizing, measurement technique to assist in the initial diagnosis of osteoporosis. The Company also believes that Sahara will improve patient accessibility to bone density testing, although the timing of which is uncertain.

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

  The Company believes that certain trends in the healthcare industry could broaden the use of mini c-arms from the hospitals and surgery centers to private orthopedic and podiatric physician groups. Some of these trends include: the emergence of technology that enables minimally invasive procedures and therapies, the increase in the number of office-based procedures and examinations as a result of efforts to contain healthcare costs, and the development of new treatments and pharmaceuticals such as synthetic bone materials that are facilitated by the use of a mini c-arm to perform these procedures.

  FLUOROSCAN PRODUCTS

  FluoroScan pioneered the mini c-arm market with the introduction of FluoroScan I in June 1984. The basis of the FluoroScan System technology used in the OfficeMate and FluoroScan III products is a second generation micro channel plate image intensifier commonly referred to as a "night vision" intensifier. This technology permits the FluoroScan System to produce high resolution readily viewable images by using a small amount of radiation, converting it to visible light and amplifying it approximately 50,000 times. The same night vision intensifier, as used by the military, allows clear views of a battlefield at night by amplifying small amounts of ambient light. The FluoroScan System technology offers several advantages over existing real-time conventional X-ray imaging devices (also known as C-arms, image intensifiers or fluoroscopy equipment). These advantages include; a substantial reduction of radiation to the patient and of scatter radiation to the surgeon and other operating room personnel, a cost of approximately one-third of the cost of a conventional C-arm, and mobility.

  Building upon the expertise developed using "night vision" technology coupled with Hologic's dual-energy x-ray expertise, the Company introduced a new x-ray image intensifier (cesium iodide) in its new Premier line. The cesium iodide intensifier, coupled with the smallest focal spot x-ray tube on the market, provides improved image quality in a six inch field-of-view mini c-arm.

  Premier. The Premier mini c-arm system was introduced in August 1998. The Premier's .085 mm focal spot x-ray tube (the smallest in the mini c-arm industry) provides clear resolution and detailed images. The Premier's balanced iso-centered mini C-arm rotates 360 degrees with easy maneuverability. Also unique to the Premier is its readily accessible surgeon centered controls on the c-arm which make both assisted and unassisted operation much easier. The
Premier's compact ergonomic design fits into tight spaces with ease.   The
combination of advanced technical features and ease-of-use should make the Premier attractive to hospital, surgery centers, orthopedic group practices and private physician offices.

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

  FluoroScan III.   The FluoroScan III imaging system was introduced in the
first quarter of 1996. The FluoroScan III typically has a four or five inch field-of-view and is targeted primarily at orthopedic surgeons, operating rooms, emergency rooms and ambulatory surgery centers. The new system replaced FluoroScan I (the first generation model FluoroScan System) and has a number of technical enhancements. FluoroScan III has dual video channels that allow a surgeon to display different views of the anatomy for side-by-side comparison. The unit also features four image buffer memories for instant recall of previous images. The unit also provides for permanent storage of up to 4,000 full resolution digital images. The unit stands approximately four feet high, weighs about 240 pounds and can be plugged into any standard outlet. It rests on a portable, wheeled base cabinet, and all vital functions are computer controlled. Images can be viewed on the monitor or, through the addition of options, printed on thermal paper or stored on video tape or computer diskette.

  FLUOROSCAN CORPORATE COLLABORATION

  Certain companies are developing material to assist in the healing of bone fractures. For example, Norian Corporation ("Norian") is in clinical trials in the U.S. and Europe for its Skeletal Repair System/(TM)/ ("SRS"). SRS is a material that is injected into a fracture and has been shown to hold the bones in position while providing the raw materials to help the body repair itself more rapidly. Since SRS requires extensive imaging from the initial injection through the healing process, the Company believes that FDA approval and market acceptance of SRS could provide long-term benefits for the Company. On June 12, 1995, the Company entered into an agreement with Norian that provides for the Company to provide imaging equipment for seminars introducing Norian's Skeletal Repair System to orthopedic surgeons. The Company can offer no assurance that SRS will receive FDA approval, or if approved will gain wide market acceptance or enhance sales of the Company's FluoroScan System.


OTHER PRODUCTS; SCANORA, CRANEX AND SMARTLIGHT

  In order to take advantage of its European sales force and associated distribution capability, the Company distributes Scanora and Cranex, specialized systems for taking X-ray images of the maxillo-facial anatomy (teeth, jaw and other facial structures) manufactured by Soredex, S.A. ("Soredex"), a division of Orion Corporation of Helsinki, Finland. The Company is also distributing SmartLight/(R)/ Plus ("SmartLight"), a state-of-the-art lightbox used by radiologists for the reading and interpretation of X-ray film. SmartLight is manufactured by SmartLight, LTD of Israel.

  The Scanora system differs from Cranex in that it supports more than 1,000 different image modes, including pre-surgical planning of dental implants, reconstructive surgery and temporal mandibular joint repair. This system provides significantly improved images of the maxillo-facial anatomy compared to other techniques available in the market, such as panoramic X-rays or computed tomography. Dental implant procedures have experienced significant growth in Europe over the past five years. The Company is the exclusive distributor of Scanora and Cranex systems in Western Europe, the Middle East and Africa, excluding South Africa and Namibia. In addition, the Company has non-exclusive distribution rights in several Eastern European countries. The Company is distributing Scanora and Cranex under a distribution agreement which is renewable annually.

  SmartLight utilizes optronic technologies to improve film reading. By fully reducing glare and controlling light intensity and ambient light, the SmartLight systems can provide the diagnostician with more clinically valuable information. Proprietary adaptive technology reduces glare by automatically masking the areas that are not clinically significant. The system also controls the light intensity emanating from clinically important parts of the film, regardless of film density. Ambient light is automatically adjusted to increase visual acuity. The Company is distributing SmartLight in France, Spain and Portugal under a distributuion agreement with an initial expiration date of October 1999.

CUSTOMERS

  The Company's DXA customers include many pharmaceutical companies active in the field of bone mineral metabolism, such as Eli Lilly, Merck, Pfizer, Proctor & Gamble, Rhone-Poulenc/Rorer, Sanofi Research and SmithKline. The Company believes that because of their technological features, its DXA systems have been and continue to be the most widely used bone densitometers for clinical studies involving the emerging drug therapies for osteoporosis. The Company has a group of 13 employees who provide data collection and quality assurance services to such customers. Initial clinical evaluation sites for the Company's DXA systems included leading medical and research institutions, such as the Mayo Clinic, the Massachusetts General Hospital and the University of California at San Francisco in the United States; the University of Lyon and Guy's Hospital in Europe; and Kobe University in Japan. These institutions, along with many other leading medical institutions, continue to be users of the Company's DXA systems.

  The clinical demand for the Company's DXA bone densitometers has grown as a result of the increased worldwide focus on women's health problems and the availability of new osteoporosis therapies entering the market. There has been a shift in the market for bone densitometers to primary care physicians, including gynecologists and family physicians, in response to the development of new drug therapies for osteoporosis and the growing awareness of osteoporosis as a treatable disease.

MARKETING AND SALES

  Domestic Market. In the United States, the Company sells its DXA systems primarily through its direct sales force and its FluoroScan Systems through a national network of independent sales representatives and sales representative organizations. As of November 30, 1998, the Company had approximately 27 employees engaged in DXA sales in the United States. In order to penetrate the DXA market more effectively, the Company has expanded its direct marketing activities, including additions to its sales force, and has implemented various leasing programs, including a program with a third party leasing company to make its QDR 4000 (the replacement for the QDR 1000plus) and QDR 4500C ACCLAIM system available to physicians on a fee-per-scan basis. To meet the growing demand for its products, the Company plans to enhance further its distribution capabilities in the United States through a combination of an expansion of its sales force and strategic alliances with companies with established distribution channels in the various market segments for the Company's products.

  In the second quarter of fiscal 1997, the Company entered into a distribution agreement with Physician Sales and Service, Inc. ("PSS") of Jacksonville, Florida. PSS is a leading distributor of medical products with over 850 sales representatives focused on private physician practices in the United States. Under the terms of the agreement, PSS has an exclusive right to distribute Hologic's QDR 4000 and QDR 4500C X-ray bone densitometers in certain markets throughout the United States. PSS is also the exclusive U.S. distributor of the Sahara ultrasound bone densitometer to the primary care market. The Company's distributuion agreements with PSS have initial terms through March 2000 and May 2000, respectively, and each may be terminated earlier upon written notice under certain criteria. In fiscal 1998, PSS accounted for approximately 35% of Hologic's bone densitometry sales.

     Strategic Alliance Program. The Company markets certain of its products in the United States, in part, through its strategic alliance program with Sanwa Business Credit Corporation ("Sanwa"). Under the program, the Company enters into a fee-per-scan lease arrangement with its customers and then sells the lease and the underlying equipment to Sanwa. Under the fee-per-scan arrangement the customer is required to make an initial down payment. Thereafter, payments to Sanwa are based upon the customer's monthly use of the equipment on a fee-per-scan basis. No minimum fees are required. However, if the customer's use of the equipment is insufficient to cover the cost of the equipment, Sanwa has the option of repossessing the equipment. In addition, customers have the option, after an initial six month trial period, to terminate the arrangement and return the equipment. Customers that use the equipment frequently, also have the option to fix their cost by purchasing the equipment or entering into a fixed lease for the equipment.

  If equipment sold by the Company to Sanwa under this program is repossessed or returned to Sanwa, the Company has the obligation to use its best efforts to remarket the product. The Company has also guaranteed to reimburse Sanwa for certain losses that Sanwa may incur as a result of this arrangement. Generally, the Company's total potential liability for reimbursement of Sanwa and remarketing costs is limited to 10% of the total fee-per-scan contracts funded under the program. See "Management's Discussion and Analysis of Financial Position and Results of Operations."

  In fiscal 1998 and 1997, the Company's revenues under its strategic alliance program accounted for 33% and 17% of the Company's product revenues, respectively. See "Risk Factors -- Customer Concentration; Sales Channel Risks."

  International Markets. The Company sells its products in international markets through independent distributors, as well as a direct sales force in France, the Benelux countries, Spain and Portugal. As of November 30, 1998, the Company had 13 employees engaged in sales in Europe.

  The Company distributes its DXA and ultrasound products in Japan through Toyo Medic, which has been the Company's exclusive distributor in Japan since April 1988. The agreement requires Toyo Medic to purchase certain minimum quantities and to provide technical and warranty support to its customers.

  In certain other territories outside the United States, the Company sells its systems through independent distributors, all of whom offer technical support. The Company has increased its efforts to expand its market penetration for its DXA systems into Latin America, including Argentina, Brazil and Chile, and into Pacific Rim countries other than Japan, including Australia, The Peoples Republic of China, South Korea and Taiwan, by working with local sales representatives and distributors or entering into strategic marketing alliances in those territories. The Company believes that with time, Eastern Europe may present a significant opportunity for growth and also is seeking to expand its presence in the area. Recent economic uncertainties in certain foreign territories, including much of Asia, may adversely impact the growth of these markets.

  In fiscal 1998 and in fiscal 1997, foreign sales accounted for approximately 28% and 39% of the Company's product sales, respectively. The Company's foreign sales are subject to risks generally associated with foreign sales, including United States and foreign regulatory approval requirements, policy changes and foreign economic changes. In fiscal 1998, sales to Asia and Latin America decreased 57% and 39%, respectively. The Company believes this decline was primarily attributable to economic uncertainties in these regions. The relative strength of the United States dollar in relation to foreign currencies may also adversely affect the Company's sales to foreign countries. The Company also believes that its sales to Europe may be seasonal, with reduced orders in the summer months reflecting summer vacation schedules. International sales will also be affected by government approval of new drug therapies, changes in local healthcare policies regarding reimbursement and the strength of promotional efforts by its distributors. Moreover, the FluoroScan System technology is governed by the International Traffic in Arms Regulations of the United States Department of State. As a result, the export of FluoroScan Systems to certain countries may be limited or prohibited. See Note 12 of Notes to Consolidated Financial Statements.

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

  The Company believes that competition in the field of ultrasound systems is based on price, precision, speed of measurement, cost and ease of operation, product versatility, product reliability and quality of service. The Company believes that advantages of its Sahara ultrasound bone analyzer system include the system's dry operation, simple single-button operation, and a compact and self-contained design that does not require the use of a separate computer. On March 13, 1998, the Company's Sahara system became the first ultrasound bone sonometer to receive FDA approval in the United States. The Sahara system was followed by Lunar Corporation's Achilles ultrasound device which was approved for sale by the FDA in June 1998 and Myriad Ultrasound Systems, LTD's SoundScan/(TM)/ bone sonometer which received FDA approval in September 1998. The Company believes that ultrasound systems will compete with DXA systems in the diagnostic market for initial screening of patients. However, the Company believes that because ultrasound systems can only measure peripheral skeletal sites and do not have the precision of DXA systems, DXA systems will continue to be the predominant means of monitoring bone density for patients being treated for or at high risk of osteoporosis.

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

BACKLOG

  Backlog for the Company's systems as of November 30, 1998 and November 30, 1997 totaled approximately $10.6 million and $8.7 million, respectively.
Backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by the customer. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of the Company's net revenues for any future period.


RESEARCH AND DEVELOPMENT

  The Company's research and development efforts are focused on enhancing its existing products and developing new products for the bone assessment and mini C-arm market. The Company's research and development personnel also are involved in establishing protocols, monitoring, interpreting and submitting test data to the FDA and other regulatory agencies to obtain the requisite clearances and approvals for its products. At November 30, 1998, the Company had 61 persons engaged in research and development, of whom 17 persons were engaged in software development. The research and development group was responsible for the development of the Company's Sahara bone analyzer, the QDR 4000 and the development of Premier. During fiscal 1998, 1997 and 1996, the Company's research and product development expenses were approximately $9.8 million, $8.5 million and $7.3 million, respectively.

PATENTS AND PROPRIETARY RIGHTS

   The Company relies upon trade secrets and patents to protect its technology. Due to the rapid technological change that characterizes the medical instrumentation industry, the Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and will continue to make efforts to obtain patents, when available, in connection with its product development program. The Company has obtained 26 patents, licensed 5 patents and has pending 12 patent applications in the United States relating to its DXA technology, and has obtained 5 patents, licensed 5 patents and has pending 3 patent applications in the United States relating to its ultrasound technology. The Company has obtained or applied for corresponding patents and patent applications for certain of these patents and patent applications in certain foreign countries. There can be no assurance that any of the Company's patent applications will be granted or that any patent or patent application will provide significant protection for the Company's products and technology. Moreover, there can be no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. In the absence of significant patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products, processes or technology.

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

  There has been substantial litigation regarding patent and other intellectual property rights in the medical device and related industries. The Company has in the past, and may in the future be, notified that it may be infringing intellectual property rights possessed by other third parties. If any such claims are asserted against the Company's intellectual property rights it may seek to enter into a royalty or licensing arrangement. The Company cannot assure, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel. As a result, any infringement claims by third parties or other claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may materially and adversely affect the Company's business, financial condition and results of operations.

THIRD PARTY REIMBURSEMENT

  In the United States, the Health Care Finance Administration, which establishes guidelines for the reimbursement of health care providers treating Medicare and Medicaid patients, provided validation for DXA bone densitometry examinations as a clinically useful procedure by recommending the reimbursement for DXA bone examinations in April 1994. In October 1997, HCFA published new guidelines for bone density measurements. Effective January 1, 1998, HCFA recommended reimbursement for central (hip and spine) DXA examinations, the important fracture sites, of approximately $131 per patient examination, an increase from the previously recommended rate of $121. Reimbursement for DXA densitometry done at peripheral sites was reduced to approximately $40 from $67 in early 1998. In June 1998, HCFA established an interim reimbursement code specifically for ultrasound bone mineral density studies in accordance with the Medicare Bone Mass Measurement Coverage Standardization Act. In October 1998, the American Medical Association established a permanent CPT code for ultrasound bone density examinations. CPT codes facilitate automated Medicare billing and the adoption of coverage by private carriers. CPT code 76977 covers ultrasound bone density measurement and interpretation at peripheral sites. HCFA recently published guidelines for CPT code 76977 to be reimbursed at a national average of $42, effective January 1, 1999. The differential in reimbursement between central and peripheral exams recognizes the important benefit of DXA measurements of the critical fracture sites, the hip and spine, in assisting in the detection and monitoring of bone disease. In part, as a result of the reimbursement policy recommendations implemented by HCFA, DXA bone density examinations are paid for by many private third party insurers in the United States.

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

  The premarket approval procedure involves a more complex and lengthy testing and review process by the FDA than the 510(k) premarket notification procedure and often requires at least several years to obtain. The Company must first obtain an investigational device exemption ("IDE") for the product to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will thereafter only grant premarket approval if, after evaluating this clinical data, it finds that the safety and efficacy of the product has been sufficiently demonstrated. This approval may restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time. On March 13, 1998, the FDA approved the Company's PMA for Sahara.

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

EMPLOYEES

  As of November 30, 1998, the Company had 396 full-time employees, including 102 in manufacturing operations, 61 in research and development, 161 in marketing, sales and support services, 59 in finance and administration and 13 in medical data management. None of the Company's employees are represented by a union. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

  On July 30, 1998, the Company purchased a 200,000 square foot building located in Bedford, Massachusetts for approximately $20 million in cash. The Company is currently renovating the building at an additional cost of approximately $5 million and plans to relocate its corporate headquarters and manufacturing facility for its bone assessment products to this new site in late January 1999. Currently, the Company leases a 83,500 square foot building located in Waltham, Massachusetts, under a lease which expires in January 1999, for its corporate headquarters and manufacturing facility and rents on a month to month basis additional space for storage of finished product and inventory totaling approximately 15,000 square feet. The Company also utilizes approximately 25,500 square feet of space in Northbrook, Illinois pursuant to a lease that expires in February 2001 for operations of its wholly-owned subsidiary,
FluoroScan.   The Company believes that its facilities will be adequate for its needs for the foreseeable future. The Company also maintains sales and service offices in France, Belgium and Spain. The Company believes that it has adequate space for its anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

ITEM 3.  LEGAL PROCEEDINGS

   The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

FISCAL YEAR ENDED SEPTEMBER 27, 1997     High           Low

First Quarter                            $29            $18

Second Quarter                           $31 3/4        $23 1/8

Third Quarter                            $28 3/8        $17 7/8

Fourth Quarter                           $29 3/4        $18 1/2

-----------------------------------------------------------------------------

FISCAL YEAR ENDED SEPTEMBER 26, 1998     High           Low

First Quarter                            $29 1/8        $20 3/8

Second Quarter                           $29 5/8        $18 3/4

Third Quarter                            $29 3/4        $17 3/8

Fourth Quarter                           $18 15/16      $ 9 7/8
------------------------------------------------------------------------------

          Number of Holders. As of December 18, 1998, there were approximately 430 holders of record of the Company's Common Stock.

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

                                                                            FISCAL YEARS ENDED

                                             September 24,  September 30,   September 28,   September 27,   September 26,
                                                 1994            1995            1996            1997            1998
--------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA                           (In thousands, except per share data)
Revenues:
          Product sales                         $46,227        $54,276        $ 88,201        $102,781        $111,498
          Other revenue                           1,427          2,270           3,390           3,908           4,066
                                                -------        -------        --------        --------        --------
                                                 47,654         56,546          91,591         106,689         115,564
                                                -------        -------        --------        --------        --------
Costs and Expenses:
          Cost of product sales                  24,522         27,549          41,253          47,492          55,891
          Research and development                3,668          4,499           7,283           8,527           9,778
          Selling and marketing                   7,781         11,052          16,504          19,448          28,589
          General and administrative              5,795          6,879           9,081           8,827          10,452
          Litigation expenses (2)                   ---          2,533             798             ---             ---
          Acquisition expenses                      ---            ---           1,949             ---             ---
                                                -------        -------        --------        --------        --------
                                                 41,766         52,512          76,868          84,294         104,710
                                                -------        -------        --------        --------        --------
Income from operations                            5,888          4,034          14,723          22,395          10,854

Interest income                                     437            883           2,583           5,346           5,458
Other income (expense)                               70            (56)           (249)           (172)           (124)
                                                -------        -------        --------        --------        --------

Income before income taxes                        6,395          4,861          17,057          27,569          16,188
Provision for income taxes                        1,627          1,513           5,700           9,840           5,800
                                                -------        -------        --------        --------        --------
Net income                                      $ 4,768        $ 3,348        $ 11,357        $ 17,729        $ 10,388
                                                =======        =======        ========        ========        ========
Net income per common and
   common equivalent share:
          Basic                                 $   .49        $   .33        $    .97        $   1.37        $    .78
                                                =======        =======        ========        ========        ========
          Diluted                               $   .51        $   .34        $    .91        $   1.30        $    .75
                                                =======        =======        ========        ========        ========

Weighted average number of common and
   common equivalent shares outstanding:

          Basic                                   9,649         10,230          11,698          12,986          13,259
                                                =======        =======        ========        ========        ========
          Diluted                                 9,355          9,831          12,524          13,672          13,766
                                                =======        =======        ========        ========        ========

-----------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet Data

Working capital                                 $23,967        $27,189        $ 97,199        $112,868        $ 99,633
Total liabilities                                 9,426         12,551          15,835          17,900          32,215
Total assets                                     36,670         44,083         123,107         144,667         172,597
Stockholders' equity                             27,244         31,532         107,272         126,767         140,382
-----------------------------------------------------------------------------------------------------------------------

(1) All share and per share data has been restated to reflect the 2-for-1 stock split that occurred on March 25, 1996.

(2) The fiscal 1995 litigation expenses of $2.5 million before income taxes ($1.8 million after tax, or $.18 per share) relate primarily to certain patent litigation. A definitive agreement was reached by the Company and the other party to this litigation in November 1995, settling all outstanding disputes. See "Patents and Proprietary Rights".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and the Consolidated Financial Statements included elsewhere in this Report and the information described under the caption "Risk Factors" below.

OVERVIEW

  Since inception, the Company has experienced generally increasing annual sales as interest in bone diseases, such as osteoporosis, has grown, as new drug therapies have become available in the United States and other countries to treat these diseases and as the use of DXA systems to measure bone density has become more widespread. In fiscal 1998, sales of the Company's X-ray bone densitometers reached record levels, especially in the United States as the clinical use of bone densitometers continued to expand.

  The Company introduced the first dual energy X-ray absorptiometry (DXA) bone densitometer in 1987 and continued with a string of new product advancements including the introduction of the fourth-generation clinically-oriented ACCLAIM series of bone densitometers in fiscal 1995. In July 1996, the Company began international shipments of Sahara, a completely dry ultrasound bone sonometer system that does not require water as a coupling medium like the other competitive devices. In March 1998, Sahara was approved for sale in the United States by the Food and Drug Administration. The Company believes that future growth will be in part conditional upon the success of sales of Sahara, especially in the United States to the primary care market.

  In fiscal 1996, the Company acquired FluoroScan Imaging Systems, Inc., an industry leader in the field of mini c-arm imaging systems. Sales of mini c-arms has accounted for less than 10% of the Company's total revenues since the acquisition.

  The availability of reimbursement to healthcare providers for bone density measurements of patients continues as an important factor in the attractiveness of the Company's bone densitometers. Effective January 1, 1998, the Health Care Finance Administration, the agency which administers Medicare, increased the recommended reimbursement rates for central DXA tests to a national average of $131, from $121, and in October 1998, the American Medical Association established a permanent Certified Procedural Terminology ("CPT") code for ultrasound bone density measurement. The newly created CPT code 76977 will become effective January 1, 1999 with a recommended national average reimbursement rate of $42. In addition, the recommended reimbursement rate for central DXA tests will remain at approximately $131 on average.

  In connection with a fee-per-scan program offered for the Company's DXA bone densitometers, the Company has entered into a remarketing agreement whereby the Company has agreed to perform certain remarketing activities on a best efforts basis and to cover any losses incurred by the leasing company up to 10% of the total fee-per-scan contracts funded. The leasing company purchases all such DXA densitometers covered under these contracts from the Company. The Company has reserved for potential losses under these contracts by deferring revenue of an amount equal to 10% of the contracts funded.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the percentage of revenues represented by items as shown in the Company's consolidated statements of operations.

                                               FISCAL YEARS ENDED
                               ---------------------------------------------------
                               September 28,     September 27,      September  26,
                                   1996              1997               1998
                               -------------     -------------      --------------
----------------------------------------------------------------------------------

Revenues:
  Product Sales                     96.3%             96.3%              96.5%
  Other revenue                      3.7               3.7                3.5
----------------------------------------------------------------------------------
                                   100.0             100.0              100.0
----------------------------------------------------------------------------------
Cost and expenses:
 Cost of product sales              45.0              44.5               48.4
 Research and development            8.0               8.0                8.5
 Selling and marketing              18.0              18.2               24.7
 General and administrative          9.9               8.3                9.0
 Litigation expenses                  .9                --                 --
 Acquisition expenses                2.1                --                 --
----------------------------------------------------------------------------------
                                    83.9              79.0               90.6
----------------------------------------------------------------------------------
 Income from operations             16.1              21.0                9.4
 Interest income                     2.8               5.0                4.7
 Other  income (expense)            (0.3)             (0.2)              (0.1)
----------------------------------------------------------------------------------
Income before income taxes          18.6              25.8               14.0
Provision for income taxes           6.2               9.2                5.0
----------------------------------------------------------------------------------
Net income                          12.4%             16.6%               9.0%

FISCAL YEAR ENDED SEPTEMBER 26, 1998 VERSUS FISCAL YEAR ENDED SEPTEMBER 27, 1997

  REVENUES. Total revenues increased 8% to $115.6 million in fiscal 1998 compared to $106.7 million in fiscal 1997. The increase in revenues was due to an increase in the total number of Sahara (the Company's ultrasound bone sonometer) product sales, especially in the United States, and an increase in the total number of DXA product sales which were partially offset by decreased sales of mini c-arm imaging systems. The increase in the number of DXA bone densitometers sold was primarily attributable to a significant increase in sales to the primary care market in the United States partially offset by a decrease in sales to the domestic hospital and radiology markets and a decrease in the number of DXA's sold internationally, especially in Asia. Additionally, in the United States, the increase in the number of DXA bone densitometers sold was partially offset by lower average selling prices primarily attributed to this shift in sales to the primary care market. The primary care market accounted for 35% of total revenues in fiscal 1998 compared to 5% in fiscal 1997.

     Total revenues for the fourth quarter of fiscal 1998 decreased 28% from $34.4 million in the immediately preceding quarter and remained relatively unchanged compared to the fourth quarter of fiscal 1997. The sequential quarter decrease was primarily attributable to a shift in the focus of the Company's U.S. distributor for the primary care market to the Sahara bone sonometer from the DXA line of bone densitometers. In the current quarter, compared to the immediately preceding quarter, sales of DXA bone densitometers into the primary care market decreased significantly and were only partially offset by increased Sahara sales. The Company believes that sales of the Sahara were adversely impacted by a lack of a permanent reimbursement code for ultrasound bone density measurement. The Company further believes that the approval by HCFA of a permanent reimbursement code for these measurements, scheduled to take effect in January 1999, should positively impact Sahara sales. However, the Company cannot assure that Sahara sales will increase. The Company's sales may also be somewhat seasonal, with generally lower sales in its fourth quarter, reflecting summer vacation schedules.

  Other revenues consist primarily of revenue relating to medical data management services provided to pharmaceutical companies to assist in the collection and monitoring of clinical trial data, royalty revenues from the Company's licensing of its technology to a related party and additional revenues generated from the Company's Strategic Alliance Program on a fee-per-scan basis. In fiscal 1998, other revenues increased 4% to $4.1 million from $3.9 million in fiscal 1997 primarily due to additional fee-per-scan revenues.

  In fiscal 1998, approximately 72% of product sales were generated in the United States, 18% in Europe, 6% in other international markets and 4% in Asia. In fiscal 1997, approximately 61% of product sales were generated in the United States, 20% in Europe, 10% in Asia and 9% in other international markets.

  The Company expects that foreign sales in the current fiscal year will continue to account for a substantial portion of product sales. Continued economic and currency related uncertainty in a number of foreign countries, especially in Asia and Latin America, could reduce the Company's future sales to these markets.

  COSTS AND EXPENSES. The cost of product sales increased as a percentage of product sales to 50% in fiscal 1998 from 46% in fiscal 1997. This increase was primarily due to (i) a dramatic shift in the product sales mix to the primary care market in the United States, (ii) lower sales to its hospital and radiology markets which tended to purchase the higher gross margin ACCLAIM systems and
(iii) lower sales prices for mini c-arm systems. In the first half of the fiscal year, the Company predominantly sold the lower gross margin QDR 1000plus in the primary care market. In the second half of the fiscal year, sales shifted in this market to the Company's QDR 4500C but at an average selling price less than in the prior year. Partially offsetting these factors were increased sales of the higher gross margin Sahara ultrasound sonometers, especially in the United States.

  Research and development expenses increased 15% to $9.8 million (8% of total revenues) in fiscal 1998 from $8.5 million (8% of total revenues) in fiscal 1997. This increase was primarily due to the addition of engineering personnel and outside consultants working on the development of new products and product enhancements.

  Selling and marketing expenses increased 47% to $28.6 million (26% of product sales) in fiscal 1998 from $19.4 million (19% of product sales) in fiscal 1997. The increase in selling and marketing expenses in 1998 is primarily due to an increase in sales commissions based on the higher sales volume in the primary care market in the United States.

  General and administrative expenses increased 18% to $10.5 million (9% of total revenues) in fiscal 1998 from $8.8 million (8% of total revenues) in fiscal 1997. This increase was primarily due to an increase in accounts receivable reserve related to the Company's foreign accounts receivable, especially in Brazil, and an increase in employee benefit related expenses.

  INTEREST INCOME. Interest income increased to $5.5 million in fiscal 1998 from $5.3 million in fiscal 1997. In fiscal 1998, the Company held a higher investment base than in the prior year. The Company has invested these proceeds in investment grade corporate and government securities.

  OTHER EXPENSE. In fiscal 1998 and 1997 the Company incurred other expenses of approximately $124,000 and $172,000 respectively. These expenses were primarily attributable to the interest costs on a bank line of credit used by the Company's European subsidiaries to borrow funds in their local currencies to pay for all intercompany sales, thereby reducing the foreign currency exposure on those transactions. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the

Company has established a borrowing line denominated in the two foreign currencies (the French franc and the Belgian franc) in which the subsidiaries currently conduct business to minimize this risk, there can be no assurance that the Company will be successful or can fully hedge its outstanding exposure.

  PROVISION FOR INCOME TAXES. The Company's effective tax rate was 35.8% in fiscal 1998 and 35.7% in fiscal 1997. The Company's effective tax rate is lower than the statutory tax rates due primarily to the favorable Federal and state tax treatment afforded the Company's foreign sales corporation and the favorable state tax treatment of certain of the Company's interest income. See Note 5 of Notes to the Consolidated Financial Statements.

FISCAL YEAR ENDED SEPTEMBER 27, 1997 VERSUS FISCAL YEAR ENDED SEPTEMBER 28, 1996

  REVENUES. Total revenues increased 16% to $106.7 million in fiscal 1997 compared to $91.6 million in fiscal 1996. The increase in revenues was primarily due to an increase in the total number of DXA product shipments in the United States, Europe and Latin America. The increase in DXA product revenues in these markets were partially offset by fewer sales in Asia and, to a lesser extent, by decreased sales of mini c-arm imaging systems. There has also been a shift in product sales mix to the Company's new line of bone densitometers, the ACCLAIM series, which the Company began shipping in January 1995. The new ACCLAIM products have higher average selling prices than the comparable DXA bone densitometers which they replace.

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

  COSTS AND EXPENSES. The cost of product sales decreased as a percentage of product sales to 46% in fiscal 1997 from 47% in fiscal 1996. These costs decreased as a percentage of product sales primarily due to (i) increased shipments of the latest family of DXA bone densitometers, the ACCLAIM series, which earns a better gross margin than the Company's older DXA systems, (ii) a volume increase in the number of DXA systems sold resulting in certain manufacturing efficiencies and (iii) an increase in sales by the Company's direct sales force (primarily in the United States) which resulted in higher average selling prices. Partially offsetting these decreases were increased costs and lower sales relating to mini c-arm systems.

  Research and development expenses increased 17% to $8.5 million (8% of total revenues) in fiscal 1997 from $7.3 million (8% of total revenues) in fiscal 1996. This increase was primarily due to the addition of engineering personnel working on the development of new products, product enhancements and the funding of Serex to develop a biochemical marker strip test.

  Selling and marketing expenses increased 18% to $19.4 million (19% of product sales) in fiscal 1997 from $16.5 million (19% of product sales) in fiscal 1996 primarily due to an increase in sales personnel and related expenses, marketing and promotional costs incurred in connection with the ACCLAIM series and increased sales commissions based on the higher sales volume. In addition, the Company incurred additional costs in connection with its strategic alliances for the introduction and planned introduction of new products and the distribution of products through new sales channels.

  General and administrative expenses decreased slightly to $8.8 million (8% of total revenues) in fiscal 1997 from $9.1 million (10% of total revenues) in fiscal 1996. The 3% decrease in fiscal 1997 when compared to fiscal 1996 was primarily due to certain efficiencies achieved in connection with the integration of FluoroScan.

  Litigation expenses incurred in fiscal 1996 were in connection with the Company's disputes with Lunar Corporation (Lunar) and B.V. Optische Industrie de Oude Delf ("Oldelft"). Legal expenses in connection with the patent litigation with Lunar began in October 1994 and represent a substantial portion of the total litigation expenses. In November 1995, a definitive agreement that provides for the cross-licensing of certain patent rights and a non-assertion agreement for all patents involving DXA and ultrasound technologies for a period of ten years was reached by the Company and Lunar. The complaint brought by Oldelft against the Company was settled in May 1996.

  Acquisition expenses incurred in fiscal 1996 were direct transaction costs related to the Company's merger with FluoroScan Imaging Systems, Inc. These costs were expensed in the period incurred in accordance with the pooling-of-interests accounting for business combinations.

  INTEREST INCOME. Interest income increased to $5.3 million in fiscal 1997 from $2.6 million in fiscal 1996. In fiscal 1997, the Company earned a slightly higher rate of return on a higher investment base than in the prior year. In January 1996, the Company received proceeds of approximately $49.2 million from a public sale of Common Stock which increased the investment base. The Company also received approximately $8.0 million from the exercise of FluoroScan warrants in July 1996. The Company has invested these proceeds in investment grade corporate and government securities. In fiscal 1997, the Company also increased the number of long-term receivables to Latin American customers resulting in additional interest income.

  OTHER EXPENSE. In fiscal 1997 and 1996 the Company incurred other expenses of approximately $172,000 and $249,000, respectively. These expenses were primarily attributable to the interest costs on a bank line of credit used by the Company's European subsidiaries.

  PROVISION FOR INCOME TAXES. The Company's effective tax rate was 35.7% in fiscal 1997 and 33.4% in fiscal 1996. The Company's effective tax rate was lower than the statutory tax rates due primarily to the tax benefits associated with the Company's foreign sales corporation and the utilization of net operating losses in foreign jurisdictions and tax credits. The increase in the effective tax rate is primarily due to the significant increase in U.S. income. See Note 5 of Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  At September 26, 1998, working capital was $99.6 million and cash, cash equivalents and short-term investments totaled $75.9 million. The cash, cash equivalents and short-term investments balance decreased approximately $8.4 million during fiscal 1998 primarily due to the purchase of a 200,000 square foot building for approximately $20.1 million and an increase in inventories, which were partially offset by other operating activities which included net income of $10.4 million and an increase in deferred revenue. The increase in inventory is primarily related to increased production of Sahara. The Company finances certain sales to Latin America over a two-to three year-time frame. At September 26, 1998, the Company had long-term accounts receivable outstanding of approximately $2.9 million relating to these sales, which were included in other assets. As of September 26, 1998, the Company had not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment. As a result, the Company increased its bad debt reserve in the fourth quarter. In fiscal 1998, the Company purchased approximately $2.5 million of property and equipment in addition to the building, primarily computers and other equipment associated with the hiring of additional personnel.

  As noted above, the Company purchased a 200,000 square foot building in fiscal 1998 for approximately $20.1 million in cash and the Company plans to spend approximately $5 million in renovations prior to occupying the facility early in 1999. The Company does not have any other significant capital commitments and believes that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

Year 2000 READINESS DISCLOSURE

  The year 2000 (Y2K) issue is the potential for system and processing failure of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize date-sensitive information when the year changes to 2000 could generate system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar ordinary business activities. The Company has defined Y2K compliance as the ability for the Company, its products and suppliers to continue normal business activities in the year 2000 and beyond.

  The Company is evaluating the Y2K issue with respect to its financial and management information systems, its products and its suppliers. At this point in its assessment, the Company is not currently aware of any Y2K problems that are reasonably likely to have a material effect on the Company's business, results of operations or financial condition, without taking into account the Company's efforts to avoid such problems.

  The Company is completing its review of its management and information systems for Y2K compliance and has identified other application software and hardware which must be upgraded to become Y2K compliant. The Company believes that its accounting and information systems are currently compliant as a result of installing an upgrade version of the software made available through the annual maintenance contract. However, the Company uses other application hardware and software which may not be Y2K complaint. Most upgrades for these programs are also available as part of an annual maintenance program. The Company believes that it already has and installed most of the necessary upgrades for these programs or that the upgrades for the programs are otherwise available without material expenditure by the Company. The Company anticipates that it will be able to complete, test and implement all upgrades of this software that may be material to its business on a timely basis. There is a risk that, notwithstanding its internal review, if the Company has not properly identified all year 2000 compliance issues with respect to its management and information systems, the Company may not be able to implement all necessary changes to these systems on a timely basis and within budget. Such a failure could result in a material disruption to the Company's business, including the inability to track and fill orders on a timely basis, which could have a material adverse effect on its business, results of operations and financial condition.

  The Company has evaluated its DXA products currently in production and believes that they will be Y2K compliant by the end of January 1999, as the compliant version of software is in beta test. The Company plans to make this software available, at the Company's expense, to its customers by the end of March 1999. These costs are not expected to be material. The Company has also identified certain older models of its DXA products that will need computer hardware upgrades to become Y2K compliant. The Company plans to offer users of these products a computer upgrade at the customers' expense. The Company believes that its Sahara ultrasound bone sonometer is currently Y2K compliant.

  The Company is also exposed to the risk that it could experience material shipment delays from its major component suppliers or material sales delays from its major customers due to year 2000 issues relating either to their management information or production systems. The Company has inquired of these suppliers in an attempt to ascertain their year 2000 readiness. At this time, the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties, such as its suppliers and customers, to achieve year 2000 compliance. Moreover, such third parties, even if year 2000 compliant, could experience difficulties resulting from year 2000 issues that may affect their suppliers, service providers and customers. As a result, although the Company does not currently anticipate that it will experience any material shipment delays from their major product suppliers or any material sales delays from its major customers due to year 2000 issues, these third parties could experience year 2000 problems that could have a material adverse effect on the Company's business, results of operations and financial condition.

  Apart from its activities described above, the Company does not have and does not plan to develop a contingency plan to address Y2K issues. Should any unanticipated significant Y2K issues arise, the Company's failure to implement such a contingency plan could have a material adverse affect on its business, financial condition and results of operations.

  To the extent that the Company does not identify any material non-compliant year 2000 issues affecting the Company or third parties, such as the Company's suppliers, service providers and customers, the most reasonably likely worst case year 2000 scenario is a systemic failure beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption in United States or global business activities that could result in a significant economic downturn. The Company believes that the primary business risks, in the event of such failure or other disruption, would include but not be limited to, loss of customers or orders, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.


RISK FACTORS

  This report contains forward looking statements that involve risks and uncertainties, such as statements of the Company's objectives, expectations and intentions. The cautionary statements made in this Report should be read as applicable to all forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Report.

     DEPENDENCE OF PRODUCT SALES ON AVAILABILITY AND ACCEPTANCE OF NEW DRUG THERAPIES. The Company believes that it is important for the continued growth of its sales of bone densitometers and other related products, that the efficacy of new drug therapies to treat osteoporosis and other bone disorders be demonstrated, that broadened regulatory approval of those therapies be granted in the United States and elsewhere, and once approved, that these new drug therapies gain acceptance. Similarly, the Company believes that it is important for the growth of sales of its mini c-arm products that the efficacy of therapies that could broaden the use of minimally invasive orthopedic surgery such as synthetic bone materials be demonstrated, that broadened regulatory approval of those therapies be granted in the United States and elsewhere, and once approved, that these new therapies gain acceptance. The Company cannot assure that any therapies under development or in clinical trials will prove to be effective, obtain FDA approval, or that any FDA approved therapy will gain wide acceptance. The failure of one or more of these therapies to gain wide acceptance, or the failure of new therapies to be approved and gain acceptance, could have a material adverse effect on the Company's business.

     UNCERTAINTY OF HEALTH CARE REFORM. Health care reform and medical cost containment have received significant attention in the United States and many foreign countries. Certain reform proposals and cost containment measures could limit the use of the Company's products, reduce reimbursement available for such use, or adversely affect the use of new therapies for which the Company's products may be targeted. As a result, such reforms or cost containment measures could materially and adversely affect the Company's sales. Uncertainty in the medical community regarding the nature and effect of proposed health care reforms and cost containment measures may also have a material adverse effect on the Company's business.

     THIRD PARTY REIMBURSEMENT FOR BONE DENSITY EXAMINATIONS. Reimbursement for the use of bone densitometers has been approved by health care insurance systems in the United States and many foreign countries. In the United States, bone density examinations are paid for by many private third party insurers. In addition, the Health Care Finance Administration which establishes guidelines for the reimbursement of health care providers treating Medicare and Medicaid patients, has approved reimbursement for DXA examinations and, commencing in January 1999, for ultrasound examinations. The actual reimbursement amounts provided for these examinations is determined by the individual state Medicare carriers. There are often delays between the approval of reimbursement by HCFA and by a state Medicare carrier. Moreover, states may choose not to follow the HCFA reimbursement guidelines. The Company believes that it is important for the continued growth of sales of its Sahara bone sonometer in the United States and internationally that reimbursement for bone density examinations be more broadly adopted. A reduction in reimbursement levels for the Company's products could have a material adverse effect on the Company's business.

     DEVELOPING MARKETS; NEED TO BROADEN MARKET ACCEPTANCE. The continued success of the Company's products that address the clinical market for the early diagnosis and monitoring of osteoporosis, will depend upon the acceptance and adoption of newly introduced and emerging drug therapies to treat osteoporosis by the broad market of primary care providers, such as gynecologists and family physicians, and the Company's ability to broaden sales of its products to these physician groups. In the United States, PSS serves as the Company's exclusive sales representative to this market. Historically, the Company has marketed its mini c-arm products to hospitals and surgery centers for use by orthopedic surgeons in the operating room. The success of these products will be dependent upon its ability to broaden its sales to orthopedic and podiatric physician groups. The Company cannot give assurance that it will be successful in obtaining broader market acceptance for its products. Failure to do so could have a material adverse effect on the Company's business.

     PRODUCT DEVELOPMENT; UNCERTAINTY OF MARKET ACCEPTANCE. The Company's success will depend upon its ability to enhance its existing products, to develop new products to meet regulatory and customer requirements and to achieve market acceptance. The Company has a continuing program of research and development designed to enhance and improve its products. In addition, the Company is developing, together with Serex, Inc., a diagnostic strip test to detect biochemical markers that indicate the rate of a patient's bone loss. The development of these products will be subject to all of the risks associated with new product development, including unanticipated delays, expenses, technical problems or other difficulties that could result in the abandonment or substantial change in the commercialization of these new products. The Company cannot give assurance that the Company will be successful in introducing products or product enhancements on a timely basis, if at all, or that the Company will be able to market these products and product enhancements once developed. Failure to do so could have a material adverse effect on the Company's business.

     OBSOLESCENCE AND RAPID TECHNOLOGICAL CHANGE. The markets for the Company's products are highly competitive and subject to rapid technological change and evolving industry requirements and standards. Several companies have developed or are developing bone densitometry systems or other products that measure or assess bone density or bone mineral status, which compete, or will compete, with the Company's products. These other systems include single photon absorptiometry, radiographic absorptiometry, quantitative computed tomography, ultrasound and biochemical markers. In addition, many companies, research institutions and universities may be working in a number of engineering and radiology disciplines similar to those being used and developed by the Company with respect to is mini c-arm products. As a result, the Company's mini c-arm products may become subject to competition from products using technologies other than those developed by the Company, which may render the Company's mini c-arm products obsolete or less attractive to customers if the Company cannot participate in such new technologies. The Company cannot give assurance that continuing improvements in current or new technologies will not make them technically equivalent or superior to the Company's technologies, in addition to providing cost or other advantages.

     COMPETITION. The Company competes directly with a number of companies with significant financial resources, including Lunar, Norland Medical Systems, Aloha and Hitachi, each of which has developed DXA systems to measure bone density.
In ultrasound, the Company competes with Lunar and Myriad and expects additional competitors based upon the greater availability of ultrasound technology. In addition, Lunar, Norland and Schick have peripheral DXA systems which may compete with the Company's DXA and ultrasound products, primarily on price. The Company's FluoroScan subsidiary competes directly with a limited number of companies including Lunar, OEC Medical and XiTec. The Company also competes indirectly with manufacturers of conventional C-Arm image intensifiers including Philips, Siemens, General Electric, OEC Medical, Fischer Imaging and Picker International. Many of these competitors have substantially greater financial and marketing resources than the Company. The Company cannot give assurance that it will be able to compete successfully.

     CUSTOMER CONCENTRATION; SALES CHANNEL RISKS. In the United States, the Company sells its products to the primary care market through PSS. In fiscal 1997 and 1998 sales in which PSS acted either as a sales representative or distributor for the Company accounted for 5% and 35% of the Company's product revenues, respectively. In fiscal 1998, the majority of these sales to the primary care market were made pursuant to the Company's strategic alliance program with Sanwa. In 1997 and 1998 the Company's sales under this program accounted for 17% and 33% of the Company's product revenues, respectively. The pricing and other features of this program is periodically reviewed by the Company and Sanwa. As a result of recent changes made to the strategic alliance program, the Company believes that the program may be less attractive for PSS and that sales to the primary care market under this program may therefore decrease. In addition, the Company cannot assure that the program will be continued for an extended period on favorable terms, if at all. A material reduction in revenues under the strategic alliance program, a termination or other cutback of this program, a reduction of sales through PSS or the loss of PSS as the Company's sales representative could have a material adverse affect on the Company's business.

     RISKS RELATING TO REMARKETING OBLIGATIONS. Under its strategic alliance program with Sanwa, the Company is obligated to use best efforts to remarket equipment repossessed by or returned to Sanwa. The Company has engaged PSS to assist it in remarketing the equipment originally placed by PSS. The efforts of the Company and PSS to remarket this equipment could have a material adverse affect on future sales.

     QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. The Company's results of operations have been and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors including the overall state of health care and cost containment efforts, the development status and demand for drug therapies to treat osteoporosis, economic conditions in the Company's markets, the timing of orders, the timing of expenditures in anticipation of future sales, the mix of products sold by the Company, the introduction of new products and product enhancements by the Company or its competitors, and pricing and other competitive conditions. The Company also believes that its sales may be somewhat seasonal, with reduced orders in the summer months reflecting summer vacation schedules. Customers may also cancel or reschedule shipments and production difficulties could delay shipments. Any of these factors also could materially adversely effect the Company's annual results of operations.

     NO ASSURANCE THAT NEW PRODUCTS WILL RECEIVE FDA OR FOREIGN REGULATORY CLEARANCES. Medical devices cannot be marketed in the United States without clearance or approval by the FDA. Medical devices sold in the United States must also be manufactured in compliance with FDA Good Manufacturing Practices, which regulate the design, manufacture, packing, storage and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research and labeling. States may also regulate the manufacture, sale and use of medical devices, particularly those that employ X-ray technology. The Company's products are also subject to approval and regulation by certain foreign regulatory and safety agencies. The process of obtaining clearances and approvals can be costly and time-consuming. Moreover, any approvals or clearances, once obtained, can be withdrawn or modified. The Company's delay or inability to obtain any necessary United States or foreign clearances or approvals for the Company's products could have a material adverse effect on the Company's business.

     RELIANCE ON SEREX FOR THE DEVELOPMENT OF BIOCHEMICAL MARKER STRIP TEST.
The Company has entered into a research and development agreement with Serex to develop biochemical marker strip tests to monitor bone resorption. Serex is a relatively small company with limited resources and limited operating history. Serex has experienced delays and budget overruns in the development of this strip test. Serex could continue to encounter delays and budget overruns in developing this strip test. The Company cannot give assurance that Serex will be successful in developing the strip test, or that once developed, that the strip test will be commercially successful.

     RELIANCE ON FOREIGN SALES; RESTRICTION ON FLUOROSCAN'S FOREIGN SALES. In years ended September 27, 1997, and September 26, 1998 foreign sales accounted for approximately 39% and 28%, respectively, of the Company's product sales.
The Company maintains sales and service offices in Belgium, France and Spain. The expenses and sales of these offices are denominated in local currencies.
The Company anticipates that foreign sales and foreign denominated sales will continue to account for a significant portion of the Company's total sales, which will result in a significant portion of the Company's revenues being subject to risks associated with foreign sales, including risks of exchange rate fluctuations, limitations on foreign sales of high technology products and other United States and foreign regulatory requirements and policy changes, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives and seasonality of sales.

     The Company's mini c-arm technology is governed by the International Traffic in Arms Regulations of the United States Department of State. As a result, the export of those products to certain countries may be limited or prohibited.

     On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. As of January 1, 2002, the transition to the euro will be complete. The Company has significant operations within the European Union and is currently preparing for the euro conversion. The issues that the Company is addressing include preparing its information systems for the euro, analyzing the benefit of decreased exchange rate risk in cross border transactions involving participating countries and assessing the potential impact of increased price transparency. In addition, the euro may impact general economic conditions such as interest and foreign exchange rates within the participating countries or in other areas where the Company operates. Volatility in the euro exchange rates or other adverse impacts on the general economic conditions in Europe or elsewhere resulting from the European Union's conversion to the euro could have a material adverse effect on the Company's business.

  The Company's functional currency for accounting purposes is the Belgian franc in Belgium and the French franc in France. The Company anticipates that its European subsidiaries will adopt the euro as their functional currency following the European Union's conversion to the euro. The Company has hedged its foreign currency exposure by borrowing funds in local European currencies to pay the expenses of its foreign offices. The Company cannot assure that these hedging activities will be successful. As a result, the impact of and economic conditions relating to the euro (including fluctuations in foreign exchange rates, particularly with respect to the U.S. dollar) could have a material adverse affect on the Company's business, financial condition and results of operations.

     UNCERTAINTY OF PATENT AND PROPRIETARY RIGHTS PROTECTION. The Company relies upon trade secrets and patents to protect its technology. As of September 30, 1998, the Company had obtained 31 patents, licensed 10 patents and had pending 15 patent applications in the United States. These patents have expiration dates ranging from 1999 to 2016. One of the Company's licensed U.S. ultrasound patents will expire in 1999, and two licensed patents with ultrasound and X-ray claims will expire in 2001. The Company does not believe that the
expiration of these patents will have any material effect on its business.   The
Company has obtained or applied for corresponding patents and patent applications for certain of these patents and patent applications for certain foreign countries. The Company cannot assure that any of the Company's patent applications will be granted or that any patent or patent application will provide significant protection for the Company's products and technology. Moreover, the Company cannot assure that foreign intellectual property laws will protect the Company's intellectual property rights to the same extent as United States intellectual property laws. In the absence of significant patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products, processes or technology.

     The Company had been involved in extensive patent litigation with Lunar, with each party claiming that the other is infringing certain patents held by the other. This litigation was settled by agreement dated November 22, 1995. The agreement provides for certain royalties to be paid by each party to the other for future sales of products using certain defined technologies. The Company does not believe that amounts to be paid by either party under this arrangement will be material. The agreement also provides that neither party will engage the other party in patent litigation relating to these technologies for a period of ten years following the date of the agreement, regardless of the infringement claimed and regardless of whether the technology in question currently exists or is developed or acquired by the other party in the future. As a result, Lunar could use the Company's technology during this ten-year period in a manner that would materially and adversely affect the Company's business.

     The Company has a license from NASA to use and develop certain technology that is used in its mini c-arm products and that are the subject of two patents held by NASA. FluoroScan's license is exclusive in the United States. However, under FluoroScan's license agreement with NASA, NASA retains the right to use its technologies in connection with devices that it produces, including devices that may be produced and marketed by NASA in direct competition with the Company. NASA also has the right to circumvent the exclusivity of the license agreement if, in NASA's opinion, such circumvention is required to serve the public good and the national interest of the United States, and the Company cannot serve such functions. Moreover, the Company's license agreement with NASA is exclusive only in the United States and its territories. Accordingly, NASA retains the right to license its technologies to others outside of the United States, where such technologies are patented or can be patented. The technology covered by the NASA patents is not patented in many foreign countries and may therefore not be protectable or may be cumbersome and expensive to enforce in such countries. Therefore, a competitor in one of these countries could reverse engineer FluoroScan's products and manufacture and sell products in direct competition with FluoroScan outside the United States. The patents covered by this license expire in 2003. These patents previously had expiration dates in February 1996 and 2002, but were extended as a result of the passage of the General Agreement on Tariff and Trade ("GATT"). Upon expiration of a patent, all of the technology covered by these patents will be accessible to potential competitors, which could have a material adverse effect on FluoroScan's business.

     There has been substantial litigation regarding patent and other intellectual property rights in the medical device and related industries. The Company has in the past, and may in the future be, notified that it may be infringing intellectual property rights possessed by other third parties. If any such claims are asserted against the Company's intellectual property rights it may seek to enter into a royalty or licensing arrangement. The Company cannot assure, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims or to design around the patented technology. Such actions could be costly and would divert the efforts and attention of the Company's management and technical personnel. As a result, any infringement claims by third parties or other claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may materially and adversely affect the Company's business, financial condition and results of operations.

     ACQUISITION RISKS. The Company expects that in addition to internal development it will continue to seek to expand its products and technology in part through acquisitions or strategic alliances in complimentary markets, including other diagnostic or imaging markets, or other women's health care markets. There can be no assurance the Company will be successful in identifying, acquiring and developing products and technology. If any potential acquisition opportunities are identified, there can be no assurance that the Company will consummate such acquisitions or successfully integrate the technology or businesses acquired into the Company. Acquisitions involve a number of special risks, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the incorporation of acquired products into existing product lines, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the loss of key employees of the acquired company or business and the difficulty of presenting a unified corporate image. No assurance can be given that any acquisition by the Company will or will not occur, that if an acquisition does occur it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's business. If the operations of the acquired company do not meet expectations, the Company may be required to restructure the acquired business or write off the value of some or all of the assets of the acquired business.

     ATTRACTION AND RETENTION OF KEY PERSONNEL. The future success of the Company will depend in large part on the continued services of its executive officers, including the executive officers of FluoroScan, as well as the Company's ability to attract and retain other highly qualified and well-trained managerial and technical personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain personnel necessary for the development of its business. S. David Ellenbogen and Jay A. Stein, the Chief Executive Officer and Senior Vice President, respectively, of the Company, also serve in similar positions at Vivid Technologies, Inc. ("Vivid"). Under a management agreement between the Company and Vivid, the Company has agreed to provide management services to Vivid, including the part-time assistance of Mr. Ellenbogen and Dr. Stein. Mr. Ellenbogen and Dr. Stein typically devote up to approximately 16 and eight hours per week, respectively, to Vivid. See "Certain Transactions."

     PRODUCT LIABILITY. The Company's and FluoroScan's businesses involve the risk of product liability claims inherent to the medical device business. The Company currently maintains product liability insurance subject to certain deductibles and exclusions. The Company can not assure that its insurance will be sufficient to protect them from product liability claims, or that product liability insurance will be available to the Company at a reasonable cost, if at all, in the future. An underinsured or uninsured claim could have a material adverse effect on the Company's financial condition.

     ANTI-TAKEOVER PROVISIONS; MANAGEMENT CONTROL. The Company's Certificate of Incorporation and By-laws include certain provisions that may have the effect of discouraging or preventing a change in control of the Company. In addition, the Company made a rights distribution in December 1992 that could also have the effect of discouraging or preventing a change in control of the Company. These provisions could limit the price that stockholders of the Company might receive in the future for shares of the Company Common Stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         HOLOGIC, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                AS OF SEPTEMBER 27, 1997 AND SEPTEMBER 26, 1998
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hologic, Inc.:

  We have audited the accompanying consolidated balance sheets of Hologic, Inc. (a Delaware corporation) and subsidiaries as of September 27, 1997 and September 26, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hologic, Inc. and subsidiaries as of September 27, 1997 and September 26, 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 1998, in conformity with generally accepted accounting principles.

Boston, Massachusetts
November 6, 1998

                         HOLOGIC, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                    SEPTEMBER 27, SEPTEMBER 26,
                                                        1997          1998
                                                    ------------- -------------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................   $ 28,092      $ 48,423
  Short-term investments...........................     56,173        27,479
  Accounts receivable, less reserves of $1,460 and
   $2,100, respectively............................     29,231        29,287
  Inventories......................................     13,205        20,438
  Prepaid expenses and other current assets........      4,068         6,221
                                                      --------      --------
    Total current assets...........................    130,769       131,848
                                                      --------      --------
PROPERTY AND EQUIPMENT, AT COST:
  Equipment........................................      6,397         8,633
  Furniture and fixtures...........................      1,656         1,910
  Leasehold improvements...........................      1,687         1,729
  Construction in progress.........................        --         20,066
                                                      --------      --------
                                                         9,740        32,338
  Less--Accumulated depreciation and amortization..      5,036         6,440
                                                      --------      --------
                                                         4,704        25,898
                                                      --------      --------
OTHER ASSETS, NET..................................      9,194        14,851
                                                      --------      --------
    Total assets...................................   $144,667      $172,597
                                                      ========      ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit...................................   $     83      $  3,799
  Accounts payable.................................      5,232         5,497
  Accrued expenses.................................      9,297        12,453
  Deferred revenue.................................      3,288        10,466
                                                      --------      --------
    Total current liabilities......................     17,900        32,215
                                                      --------      --------
COMMITMENTS (NOTE 9)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value Authorized--
   30,000,000 shares
   Issued--13,111,442 and 13,377,821 shares,
   respectively....................................        131           134
  Capital in excess of par value...................     91,668        95,100
  Retained earnings................................     35,799        46,187
  Cumulative translation adjustment................       (831)         (575)
  Treasury stock, at cost--45,000 shares in 1998...        --           (464)
                                                      --------      --------
    Total stockholders' equity.....................    126,767       140,382
                                                      --------      --------
    Total liabilities and stockholders' equity.....   $144,667      $172,597
                                                      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                    YEARS ENDED
                                     -----------------------------------------
                                     SEPTEMBER 28, SEPTEMBER 27, SEPTEMBER 26,
                                         1996          1997          1998
                                     ------------- ------------- -------------
REVENUES:
  Product sales.....................  $   88,201    $  102,781    $  111,498
  Other revenue.....................       3,390         3,908         4,066
                                      ----------    ----------    ----------
                                          91,591       106,689       115,564
                                      ----------    ----------    ----------
COSTS AND EXPENSES:
  Cost of product sales.............      41,253        47,492        55,891
  Research and development..........       7,283         8,527         9,778
  Selling and marketing.............      16,504        19,448        28,589
  General and administrative........       9,081         8,827        10,452
  Litigation expenses...............         798           --            --
  Acquisition expenses..............       1,949           --            --
                                      ----------    ----------    ----------
                                          76,868        84,294       104,710
                                      ----------    ----------    ----------
    Income from operations..........      14,723        22,395        10,854

INTEREST INCOME.....................       2,583         5,346         5,458
OTHER EXPENSE.......................        (249)         (172)         (124)
                                      ----------    ----------    ----------
    Income before provision for
     income taxes...................      17,057        27,569        16,188

PROVISION FOR INCOME TAXES..........       5,700         9,840         5,800
                                      ----------    ----------    ----------
    Net income......................  $   11,357    $   17,729    $   10,388
                                      ==========    ==========    ==========
NET INCOME PER SHARE:
  Basic.............................        $.97         $1.37          $.78
                                      ==========    ==========    ==========
  Diluted...........................        $.91         $1.30          $.75
                                      ==========    ==========    ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING:
  Basic.............................  11,698,371    12,985,948    13,258,787
                                      ==========    ==========    ==========
  Diluted...........................  12,523,983    13,671,894    13,765,809
                                      ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                              COMMON STOCK                                          TREASURY STOCK
                          --------------------  CAPITAL IN             CUMULATIVE  ----------------      TOTAL
                          NUMBER OF    $.01    EXCESS OF PAR RETAINED  TRANSLATION NUMBER OF         STOCKHOLDERS'
                            SHARES   PAR VALUE     VALUE     EARNINGS  ADJUSTMENT   SHARES   AMOUNT     EQUITY
                          ---------- --------- ------------- --------  ----------- --------- ------  -------------
BALANCE, SEPTEMBER 30,
 1995...................   9,323,077   $ 93       $24,467    $ 7,116      $(145)       --    $ --      $ 31,531
 Exercise of common
  stock warrants........     357,037      4         8,041        --         --         --      --         8,045
 Issuance of common
  stock, net of issuance
  costs of $391.........   2,492,000     25        49,169        --         --         --      --        49,194
 Compensation expense
  related to issuance of
  stock options.........         --     --            110        --         --         --      --           110
 Adjustment for
  FluoroScan Imaging
  Systems, Inc. pooling
  of interests from
  year-end change (Note
  3)....................         --     --            --        (403)       --         --      --          (403)
 Exercise of stock
  options...............     684,310      7         2,375        --         --         --      --         2,382
 Issuance of common
  stock under employee
  stock purchase plan...      14,850    --            162        --         --         --      --           162
 Tax benefit from stock
  options exercised.....         --     --          4,930        --         --         --      --         4,930
 Net income.............         --     --            --      11,357        --         --      --        11,357
 Translation
  adjustments...........         --     --            --         --         (34)       --      --           (34)
                          ----------   ----       -------    -------      -----     ------   -----     --------
BALANCE, SEPTEMBER 28,
 1996...................  12,871,274    129        89,254     18,070       (179)       --      --       107,274
 Exercise of stock
  options...............     212,214      2         1,346        --         --         --      --         1,348
 Stock issued for
  employee
  compensation..........       7,000    --            137        --         --         --      --           137
 Issuance of common
  stock under employee
  stock purchase plan...      10,766    --            226        --         --         --      --           226
 Issuance of common
  stock under 401(k)
  plan..................      10,188    --            215        --         --         --      --           215
 Compensation for grants
  of stock options to
  nonemployees..........         --     --             20        --         --         --      --            20
 Tax benefit from stock
  options exercised.....         --     --            470        --         --         --      --           470
 Net income.............         --     --            --      17,729        --         --      --        17,729
 Translation
  adjustments...........         --     --            --         --        (652)       --      --          (652)
                          ----------   ----       -------    -------      -----     ------   -----     --------
BALANCE, SEPTEMBER 27,
 1997...................  13,111,442    131        91,668     35,799       (831)       --      --       126,767
 Exercise of stock
  options...............     228,651      2         1,307        --         --         --      --         1,309
 Stock issued for
  employee
  compensation..........       8,839    --            227        --         --         --      --           227
 Issuance of common
  stock under employee
  stock purchase plan...      16,929    --            278        --         --         --      --           278
 Issuance of common
  stock under 401(k)
  plan..................      11,960      1           291        --         --         --                   292
 Purchase of treasury
  stock.................         --     --            --         --         --      45,000    (464)        (464)
 Compensation for grants
  of stock options to
  nonemployees..........         --     --            133        --         --         --      --           133
 Tax benefit from stock
  options exercised.....         --     --          1,196        --         --         --      --         1,196
 Net income.............         --     --            --      10,388        --         --      --        10,388
 Translation
  adjustments...........         --     --            --         --         256        --      --           256
                          ----------   ----       -------    -------      -----     ------   -----     --------
BALANCE, SEPTEMBER 26,
 1998...................  13,377,821   $134       $95,100    $46,187      $(575)    45,000   $(464)    $140,382
                          ==========   ====       =======    =======      =====     ======   =====     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                      YEARS ENDED
                                       -----------------------------------------
                                       SEPTEMBER 28, SEPTEMBER 27, SEPTEMBER 26,
                                           1996          1997          1998
                                       ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................     $11,357       $17,729       $10,388
  Adjustments to reconcile net income
   to net cash provided by operating
   activities--
    Depreciation and amortization....         891         1,252         1,851
    Deferred income taxes............      (1,079)          182        (2,500)
    Adjustment for FluoroScan Imaging
     Systems, Inc. pooling of
     interests from year-end change
     (Note 3)........................        (403)          --            --
    Compensation expense related to
     issuance of common stock and
     stock options...................         110           271           302
    Changes in assets and
     liabilities--
      Accounts receivable............      (8,853)       (9,694)          526
      Inventories....................      (2,667)       (2,082)       (7,234)
      Prepaid expenses and other
       current assets................      (1,189)          218           405
      Accounts payable...............        (404)        1,375           265
      Accrued expenses...............       2,936         1,782         3,447
      Deferred revenue...............         384         1,529         7,179
                                          -------       -------       -------
        Net cash provided by
         operating activities........       1,083        12,562        14,629
                                          -------       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of held-to-maturity
   investments.......................      (3,831)      (10,624)      (69,282)
  Sales of held-to-maturity
   investments.......................         --          3,120        95,020
  Purchases of available-for-sale
   investments.......................     (75,562)      (71,832)          --
  Sales of available-for-sale
   investments.......................      31,147        69,375           --
  Purchase of property and equipment,
   net...............................      (2,383)       (2,082)      (22,597)
  Decrease (increase) in other
   assets............................          71          (105)       (3,714)
                                          -------       -------       -------
        Net cash used in investing
         activities..................     (50,558)      (12,148)         (573)
                                          -------       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (settlements) under line
   of credit.........................         605        (2,452)        3,716
  Net proceeds from exercise of
   common stock warrants.............       8,044           --            --
  Net proceeds from sale of common
   stock.............................      51,737         1,574         1,587
  Purchase of treasury stock.........         --            --           (464)
  Tax benefit from stock options
   exercised.........................       4,930           470         1,196
                                          -------       -------       -------
        Net cash provided by (used
         in) financing activities....      65,316          (408)        6,035
                                          -------       -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH................................          26          (668)          240
                                          -------       -------       -------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS....................      15,867          (662)       20,331
CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR.............................      12,887        28,754        28,092
                                          -------       -------       -------
CASH AND CASH EQUIVALENTS, END OF
 YEAR................................     $28,754       $28,092       $48,423
                                          =======       =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the year for
   income taxes......................     $ 2,959       $ 7,380       $ 5,993
                                          =======       =======       =======
  Cash paid during the year for
   interest..........................     $   111       $   128       $   324
                                          =======       =======       =======
SUPPLEMENTAL DISCLOSURE OF NONCASH
 FINANCING ACTIVITIES:
  Issuance of common stock under
   401(k) plan.......................     $   --        $   215       $   292
                                          =======       =======       =======
  Stock issued for employee
   compensation......................     $   110       $   137       $   227
                                          =======       =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) OPERATIONS

  Hologic, Inc. and subsidiaries (the Company) is engaged in the development, manufacture and distribution of proprietary X-ray and other medical systems.

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

 (b) Fiscal Year

  The Company's fiscal year ends on the last Saturday in September. Fiscal 1996, 1997 and 1998 ended on September 28, 1996, September 27, 1997 and September 26, 1998, respectively.

 (c) Management Estimates and Uncertainties

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including rapid technological changes, competition, customer concentration, government regulations and dependence on key individuals.

 (d) Cash and Cash Equivalents and Investments

  The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at September 27, 1997 and September 26, 1998 are approximately $8,310 and $5,808, respectively, of securities purchased under agreements to resell. The securities purchased under agreements to resell are collateralized by U.S. government securities. Short-term investments have maturities of greater than three months and consist of commercial paper, corporate bonds and securities issued by the U.S. Government and its agencies. Investments with maturities of greater than one year have been classified as long-term. The Company had long-term investments of approximately $4,527 and $7,483, with an average maturity period of 23 months and 26 months, as of September 27, 1997 and September 26, 1998, respectively, which are included in other assets in the accompanying consolidated balance sheets.

  The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. The investments

                         HOLOGIC, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

that the Company has deemed held-to-maturity include cash equivalents and securities issued by U.S. government agencies, which total approximately $85,368 and $81,026 at September 27, 1997 and September 26, 1998, respectively.

 (e) Concentration of Credit Risk

  SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consists primarily of cash, short-term investments, trade accounts receivable and long-term receivables. The Company's credit risk is managed by investing its cash in high-quality money market instruments, securities of the U.S. government and its agencies, and high-quality corporate issuers. The Company has not experienced any material losses related to receivables from individual customers, geographic regions or groups of customers in the X-ray and medical devices industry. Due to these factors, no additional credit risk beyond amounts provided for, is believed by management to be inherent in the Company's accounts receivable.

  The Company utilizes distributors in certain countries with various credit terms, depending on the individual circumstances. One distributor had amounts due to the Company of approximately $1,668 and $1,169 as of September 27, 1997 and September 26, 1998, respectively. This distributor accounted for 10%, 5% and 2% of product sales for fiscal 1996, 1997 and 1998, respectively.

  The Company finances certain sales to Latin American customers over 2 to 3 years. At September 27, 1997 and September 26, 1998, the Company had long-term accounts receivable outstanding of approximately $3,486 and $2,904, respectively, relating to these sales, which are included in other assets. As of September 26, 1998, the Company has not experienced any significant change in these receivables; however, the economic and currency related uncertainties in these countries may increase the likelihood of nonpayment. As a result, the Company increased its bad debt reserve in the fourth quarter.

  The Company sells its systems to a leasing company, which in turn leases the systems to third parties. The leasing company accounted for 4%, 13% and 33% of product sales for fiscal 1996, 1997 and 1998, respectively (see Note 11).

 (f) Disclosure of Fair Value of Financial Instruments

  The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable, line of credit and accounts payable. The carrying amounts of the Company's cash and cash equivalents, short-term investments, accounts receivable, line of credit and accounts payable approximate fair value due to the short-term nature of these instruments.

 (g) Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                     SEPTEMBER 27, SEPTEMBER 26,
                                                         1997          1998
                                                     ------------- -------------
      Raw materials and work-in-process.............    $ 9,968       $13,859
      Finished goods................................      3,237         6,579
                                                        -------       -------
                                                        $13,205       $20,438
                                                        =======       =======

  Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

                         HOLOGIC, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


 (h) Building Purchase

  The Company acquired real property consisting of land and an office building located in Bedford, Massachusetts in a cash transaction which was consummated on July 30, 1998. The $20,066 purchase price of the property was paid in cash. This 200,000-square-foot building will serve as the Company's new world headquarters and provide expanded manufacturing capacity. The Company anticipates occupying the new facility in the second quarter of fiscal 1999.

 (i) Depreciation and Amortization

  The Company provides for depreciation and amortization by charges to operations, using the straight-line and declining-balance methods, which allocate the cost of property and equipment over the following estimated useful lives:

                                                                    ESTIMATED
        ASSET CLASSIFICATION                                       USEFUL LIFE
        --------------------                                      -------------
        Equipment................................................    5 years
        Furniture and fixtures...................................   5-7 years
        Leasehold improvements................................... Life of lease

 (j) Long-Lived Assets

  The Company assesses the realizability of its long-lived assets, including intangible assets, in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. To date, the Company has not identified any impairments requiring adjustment.

 (k) Foreign Currency Translation

  The Company translates the financial statements of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. Gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment, included in stockholders' equity, in the accompanying consolidated balance sheets.

  Transaction gains and losses in fiscal 1996, 1997 and 1998 were not significant.

 (l) Revenue Recognition

  The Company recognizes product revenue upon shipment. A provision is made at that time for estimated warranty costs to be incurred. Other revenues are recorded at the time the product is shipped or the service is rendered. In connection with a fee-per-scan offer for certain products, the Company has entered into a remarketing agreement whereby the Company has agreed to perform certain remarketing activities on a best efforts basis to cover any losses incurred by the leasing Company up to 10% of the total fee-per-scan contracts funded. The leasing Company purchases all such products covered under these contracts from the Company. The Company has reserved for potential losses under these contracts by deferring revenue of an amount equal to 10% of the contracts funded.

  Maintenance revenues are recognized over the term of the contract.

                         HOLOGIC, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

 (n) Net Income Per Share

  In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. Prior years' earnings per share have been restated to reflect the adoption of SFAS No. 128.

  Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the diluted weighted average number of common and common-equivalent shares outstanding during the period. The weighted average number of common-equivalent shares has been determined in accordance with the treasury stock method. Common stock equivalents include common stock options to purchase common stock.

  The reconciliation of basic and diluted shares outstanding is as follows:

                                                 1996       1997       1998
                                              ---------- ---------- ----------
   Weighted average common shares
    outstanding.............................. 11,698,371 12,985,948 13,258,787
   Effect of dilutive securities stock
    options..................................    825,612    685,946    507,022
                                              ---------- ---------- ----------
   Weighted average common shares
    outstanding, assuming dilution........... 12,523,983 13,671,894 13,765,809
                                              ========== ========== ==========

  Dilutive weighted average shares outstanding do not include 15,729, 163,111 and 830,701 common-equivalent shares for the end of fiscal years 1996, 1997 and 1998, respectively, as their effect would have been antidilutive.

 (o) Derivative Financial Instruments

  At September 27, 1997 and September 26, 1998, the Company had no instruments requiring disclosure under SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.

 (p) Recently Issued Accounting Standards

  In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this statement for their fiscal 1999 financial statements.

  In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an

                         HOLOGIC, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

annual and interim basis for each reportable segment of an enterprise, as defined. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to disclosure similar prior period information upon adoption. The Company will adopt this statement in their fiscal 1999 year-end financial statements.

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments investments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

(3) ACQUISITION OF FLUOROSCAN IMAGING SYSTEMS, INC.

  On August 29, 1996, the Company acquired all the common stock of FluoroScan Imaging Systems, Inc. (FluoroScan) in exchange for 1,454,901 shares of the Company's common stock. Under the terms of the agreement, FluoroScan shareholders received .31069 of a share of the Company's common stock in exchange for each share of FluoroScan common stock. Additionally, all outstanding options and warrants to acquire FluoroScan common stock were converted to options and warrants to acquire 297,517 shares of the Company's common stock. FluoroScan is a manufacturer and distributor of low-intensity, real-time X-ray imaging devices. The merger qualifies as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of FluoroScan for all periods prior to the acquisition.

(4) LINE OF CREDIT

  The Company maintains a line of credit with a bank for the equivalent of $3,000, which bears interest at the Paris Interbank Offered Rate (3.375% at September 26, 1998) plus 1.50%. The bank allows for temporary advancements greater than $3,000, which the Company has utilized, as $3,799 was outstanding as of September 26, 1998. The borrowings under this line are primarily used by the Company's European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with a 30-day notice. The average outstanding balance during fiscal 1998 was approximately $1,132 and the weighted average interest rate for fiscal 1998 was 4.83%. Interest expense on this line of credit of approximately $154, $66 and $60 has been included in other expenses in the accompanying consolidated statements of income for 1996, 1997 and 1998, respectively.

(5) INCOME TAXES

  The Company provides for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.

                         HOLOGIC, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  The provision for income taxes in the accompanying consolidated statements of income consists of the following:

                                                      YEARS ENDED
                                       -----------------------------------------
                                       SEPTEMBER 28, SEPTEMBER 27, SEPTEMBER 26,
                                           1996          1997          1998
                                       ------------- ------------- -------------
   Federal--
     Current..........................    $5,942        $8,852        $7,327
     Deferred.........................      (569)          142        (2,207)
                                          ------        ------        ------
                                           5,373         8,994         5,120
   State--
     Current..........................       315           795           973
     Deferred.........................       --             40          (293)
                                          ------        ------        ------
                                             315           835           680
   Foreign--
     Current..........................        12            11           --
                                          ------        ------        ------
                                          $5,700        $9,840        $5,800
                                          ======        ======        ======

  A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                    YEARS ENDED
                                     -----------------------------------------
                                     SEPTEMBER 28, SEPTEMBER 27, SEPTEMBER 26,
                                         1996          1997          1998
                                     ------------- ------------- -------------
   Income tax provision at federal
    statutory rate..................      34.0%        35.0%         35.0%
   Increase (decrease) in tax
    resulting from--
     Net effect of losses (income)
      of foreign subsidiaries not
      provided......................       0.1         (0.6)          0.1
     State tax provision, net of
      federal benefit...............       1.1          2.3           2.7
     Research and development tax
      credit........................      (2.0)        (0.9)         (0.9)
     Effect of not providing U.S.
      taxes on exempt FSC income....      (1.0)        (1.4)         (1.2)
     Nondeductible pooling of
      interest expenses.............       2.9          --            --
     Other..........................      (1.7)         1.3           0.1
                                         -----         ----          ----
                                          33.4%        35.7%         35.8%
                                         =====         ====          ====

  The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

                                                      YEARS ENDED
                                       -----------------------------------------
                                       SEPTEMBER 28, SEPTEMBER 27, SEPTEMBER 26,
                                           1996          1997          1998
                                       ------------- ------------- -------------
   Domestic..........................     $17,482       $27,063       $16,266
   Foreign...........................        (425)          506           (78)
                                          -------       -------       -------
                                          $17,057       $27,569       $16,188
                                          =======       =======       =======

  During fiscal 1996, 1997 and 1998, the Company realized tax benefits of approximately $4,930, $470 and $1,196, respectively, relating to the exercise of certain stock options. These benefits are reflected as a component of capital in excess of par value.

                         HOLOGIC, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


  The components of the net deferred tax asset recognized as other current assets in the accompanying consolidated balance sheets are as follows:

                                                     SEPTEMBER 27, SEPTEMBER 26,
                                                         1997          1998
                                                     ------------- -------------
   Deferred tax assets..............................    $2,136        $4,665
   Valuation allowance..............................      (539)         (568)
                                                        ------        ------
                                                        $1,597        $4,097
                                                        ======        ======

  The approximate income tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is approximately as follows:

                                                     SEPTEMBER 27, SEPTEMBER 26,
                                                         1997          1998
                                                     ------------- -------------
   Net foreign operating loss carryforwards.........    $  330        $  360
   Nondeductible accruals...........................       283           332
   Nondeductible reserves...........................     1,493         1,568
   Other temporary differences......................        30          (182)
   Deferred Revenue.................................       --          2,587
                                                        ------        ------
                                                        $2,136        $4,665
                                                        ======        ======

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

  The Company's 1994 Stock Option Plan (the 1994 Plan) and the 1995 Stock Option Plan (the 1995 Plan), both of which were originally adopted by FluoroScan, are administered by the Board of Directors and the Company has issued options to purchase 289,252 shares of the Company's common stock, as of September 26, 1998. Under the terms of the 1994 Plan and the 1995 Plan, the Company may grant employees either incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and deferred stock awards at a price not less than the fair market value on the date of grant. The Company does not intend to grant any additional options under these plans.

  In June 1995, the Board of Directors adopted the 1995 Combination Stock Option Plan (the 1995 Combination Plan), pursuant to which the Company is authorized to issue 1,100,000 options to purchase shares of common stock. Under the terms of the 1995 Combination Plan, the Company may grant employees either

                         HOLOGIC, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

incentive stock options or nonqualified stock options to purchase shares of the Company's common stock at a price not less than the fair market value at the date of grant. In addition, the Company may grant nonqualified options to other participants. As of September 26, 1998, the Company had 147,978 shares available for future grant under this plan.

  The Company's 1990 Nonemployee Director Stock Option Plan (the Directors'
Plan) allows for eligible directors to receive options to purchase 10,000 shares of common stock upon election as a director. The options vest ratably over a five-year period. In addition, eligible directors are entitled to annual option grants to purchase 8,000 shares of common stock, which vest after six months. Option grants under the Directors' Plan are at not less than fair market value on the date of grant. The Company has reserved 200,000 shares of common stock for issuance under the Directors' Plan. As of September 26, 1998, the Company had 32,000 shares available for future grant.

  The Company's 1994 Directors' Stock Option Plan (the 1994 Directors' Plan), originally adopted by FluoroScan, allows for eligible directors to receive options to purchase an aggregate of 9,321 shares of common stock. Option grants under the 1994 Directors' Plan are at not less than the fair market value on the date of grant. As of September 26, 1998 all options available under the 1994 Directors' Plan had either expired or been exercised.

  In May 1997, the Board of Directors adopted the 1997 Employee Equity Incentive Plan (the 1997 Plan), pursuant to which the Company is authorized to issue 500,000 shares of common stock. Under the terms of the 1997 Plan, the Company may grant employees either nonqualified stock options, stock appreciation rights, performance shares, restricted stock, or stock units. As of September 26, 1998 the Company had 157,661 shares available for future grant under this plan.

  The following table summarizes all stock option activity under all of the plans for the three years ended September 26, 1998.

                                   NUMBER    EXERCISE PRICE  WEIGHTED AVERAGE,
                                  OF SHARES     PER SHARE     EXERCISE PRICE
                                  ---------  --------------- -----------------
   Outstanding, September 30,
    1995........................  1,995,859  $  .05-- $32.59      $ 6.45
     Granted....................    312,072   11.50--  49.00       23.61
     Terminated.................    (36,374)   1.94--  30.58        3.54
     Exercised..................   (667,372)    .05--  20.72        6.99
                                  ---------  ---------------      ------
   Outstanding, September 28,
    1996........................  1,604,185     .50--  49.00       11.24
     Granted....................    324,750   19.25--  29.13       21.60
     Terminated.................   (224,524)   1.94--  37.75       21.46
     Exercised..................   (212,214)   1.88--  30.98       10.36
                                  ---------  ---------------      ------
   Outstanding, September 27,
    1997........................  1,492,197     .50--  49.00       12.08
     Granted....................    399,300   10.25--  29.50       24.24
     Terminated.................    (93,428)   2.63--  45.25       21.97
     Exercised..................   (228,651)    .50--  25.38        5.72
                                  ---------  ---------------      ------
   Outstanding, September 26,
    1998........................  1,569,418  $ 1.81-- $49.00      $15.52
                                  =========  ===============      ======
   Exercisable, September 26,
    1998........................    818,468  $ 1.81-- $49.00      $10.46
                                  =========  ===============      ======
   Exercisable, September 27,
    1997........................    582,076  $  .50-- $49.00      $ 8.78
                                  =========  ===============      ======

                         HOLOGIC, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


  The range of exercise prices for options outstanding and options exercisable at September 26, 1998 are as follows:

                                                                             OPTIONS
                           OPTIONS OUTSTANDING                             EXERCISABLE
   -------------------------------------------------------------------------------------
                                    WEIGHTED
                                     AVERAGE
                                    REMAINING
                                   CONTRACTUAL    WEIGHTED                   WEIGHTED
   RANGE OF EXERCISE     OPTIONS      LIFE        AVERAGE       OPTIONS      AVERAGE
         PRICE         OUTSTANDING   (YEARS)   EXERCISE PRICE EXERCISABLE EXERCISE PRICE
   -----------------   ----------- ----------- -------------- ----------- --------------
     $ 1.81--$ 6.90       316,090     5.30         $ 3.40       279,070       $ 3.30
     $ 7.00--$ 8.25       365,060     6.72           8.19       317,444         8.19
     $ 8.31--$20.68       420,006     8.57          18.64        91,386        17.15
     $20.72--$28.13       431,670     8.65          25.97       116,212        25.57
     $28.17--$49.00        36,592     7.97          34.28        14,356        34.73
                        ---------     ----         ------       -------       ------
     $ 1.81--$49.00     1,569,418     7.49         $15.52       818,468       $10.46
                        =========     ====         ======       =======       ======

  The weighted average grant date fair value under the Black-Scholes option pricing model of options granted during the years ended September 28, 1996, September 27, 1997 and September 26, 1998 under the various plans is $14.82, $14.62 and $14.81 per share, respectively. As of September 28, 1996, September 27, 1997 and September 26, 1998, the weighted average remaining contractual life of outstanding options under these plans is 8.24, 7.69 and 7.49 years, respectively.

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

  The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options, stock issuances under the employee stock purchase plan and warrants granted to employees of the Company in fiscal years ending September 27, 1997 and September 26, 1998, using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used to calculate the SFAS No. 123 pro forma disclosure and the weighted average information for the fiscal years ending September 28, 1996, September 27, 1997 and September 26, 1998 are as follows:

                                                          1996    1997    1998
                                                         ------- ------- -------
   Risk-free interest rate..............................  6.00%   6.00%   5.96%
   Expected dividend yield..............................   --      --      --
   Expected lives                                        6 years 6 years 6 years
   Expected volatility..................................   70%     70%     70%

                         HOLOGIC, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


  The pro forma effect of applying SFAS No. 123 for all options granted, stock issuances under the employee stock purchase plan and warrants granted to employees of the Company in fiscal years ending September 28, 1996, September 27, 1997 and September 26, 1998 would be as follows:

                                                         1996    1997    1998
                                                        ------- ------- -------
   Net income as reported.............................. $11,357 $17,729 $10,388
   Pro forma net income................................ $10,210 $16,731 $ 8,761
   Diluted net income per share, as reported........... $   .91 $  1.30 $   .75
   Pro forma diluted net income per share.............. $   .82 $  1.22 $   .64

 (b) Employee Stock Purchase Plan

  In December 1994, the Company adopted the 1995 Employee Stock Purchase Plan (the ESP Plan) in compliance with Section 423 of the Internal Revenue Code. Employees who have completed three consecutive months or 1,000 hours, whether or not consecutive, of employment with the Company are eligible to participate in the ESP Plan. The ESP Plan allows participants to purchase common stock of the Company at 85% of the fair market value, as defined. The Company may issue up to 200,000 shares under the ESP Plan. During fiscal 1997 and 1998, the Company issued 10,766 and 16,929 shares, respectively, under the ESP Plan. At September 26, 1998, the Company has 147,895 shares available for purchase under the ESP Plan.

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

 (d) Warrants

  In conjunction with its initial public offering, FluoroScan issued 357,294 warrants to purchase common stock at an exercise price of $22.53 per share. In July 1996, 357,037 warrants to purchase FluoroScan common stock were exercised, resulting in proceeds of approximately $8,000. Of the warrants issued to underwriters, which were not subject to redemption, 257 remained outstanding at September 26, 1998. The underwriters' warrants expire in July 1999.

 (e) Underwriter's Option

  In conjunction with its initial public offering, FluoroScan sold to the underwriter an option to purchase up to 31,069 shares of common stock at an exercise price of $33.80. As of September 26, 1998, there were 14,131 options outstanding. The options expire in July 1999.

 (f) Treasury Stock

  In 1998, the Board of Directors authorized the purchase of up to one million shares of the Company's common stock. As of September 26, 1998, the Company has purchased 45,000 shares under this authorization.

                         HOLOGIC, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(7) PROFIT-SHARING 401(K) PLAN

  The Company has a qualified profit-sharing plan covering substantially all of its employees. Contributions to the plan are at the discretion of the Company's Board of Directors. The Company has recorded approximately $309, $235 and $360 as a provision for the profit-sharing contribution for fiscal 1996, 1997 and 1998, respectively.

(8) RELATED-PARTY TRANSACTIONS

 (a) Management Services Agreement

  The Company has an agreement with Vivid Technologies, Inc. (Vivid), an affiliated company, whereby the Company provides management, administrative and support services. In addition, the Company leased a portion of its facilities to Vivid through February 1996 for approximately $15 per month. Vivid paid the Company for all direct costs incurred, as well as a portion of the Company's overhead costs, as defined, representing the pro rata portion of costs attributable to Vivid. The Company charged Vivid approximately $325, $130 and $140 under the agreement during fiscal 1996, 1997 and 1998, respectively, which have been offset against operating expenses of the Company. Of these amounts, approximately $15 and $16 were unpaid as of September 27, 1997 and September 26, 1998, respectively.

 (b) License and Technology Agreement

  The Company has an agreement with Vivid whereby Vivid obtained a perpetual, exclusive worldwide license to utilize certain of the Company's technology and patents for the sole purpose of developing baggage and inspection security systems (the Exclusive License). In September 1996, this license was amended to grant Vivid a nonexclusive license to utilize these patents and technology for certain new product development for other applications (the Nonexclusive License). Royalty payments to the Company under the Exclusive License are 5% of product revenue on Vivid's first $50 million in sales; thereafter, payments are 3% of Vivid's sales up to $200 million. Royalty payments under the Nonexclusive License are 3% on sales up to $200 million. No royalty payments will be made on aggregate revenues in excess of $200 million for either the Exclusive License or the Nonexclusive License. The agreement terminates by mutual agreement of the two parties or under certain other circumstances, as defined. The Company recognized approximately $775, $950 and $1,070 of royalty revenue under the Exclusive License for fiscal 1996, 1997 and 1998, respectively. Approximately $710 and $519 were outstanding at September 27, 1997 and September 26, 1998, respectively. The Company has not recognized any royalty revenue under the Nonexclusive License.

(9) COMMITMENTS

 (a) Operating Leases

  The Company and its subsidiaries lease certain equipment and conduct their operations in leased facilities under operating lease agreements that expire through fiscal 2002. In addition, the facility lease requires the Company to pay a percentage of real estate taxes and certain operating costs of the property. Future minimum lease payments under the operating leases are approximately as follows:

           FISCAL YEARS ENDING                         AMOUNT
           -------------------                         ------
           September 25, 1999......................... $1,272
           September 24, 2000.........................  1,221
           September 30, 2001.........................  1,015
           September 29, 2002.........................    301
           September 25, 2003.........................    --
                                                       ------
                                                       $3,809
                                                       ======

                         HOLOGIC, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


  Rental expense, net of subrentals from Vivid, was approximately $796, $1,107 and $1,937 for fiscal 1996, 1997 and 1998, respectively.

 (b) Patent Acquisition

  In fiscal 1992, the Company acquired certain patents pertaining to technology incorporated into certain of the Company's products. The Company paid approximately $245 for these patents and related expenses upon entering into the agreement. In May 1993, this agreement was amended such that the Company paid approximately $344 for additional patent rights and related expenses, of which $50 was paid through the issuance of 21,334 shares of common stock. In January 1998, the Company made the final payment of $1,086 with respect to the acquisition of these patent rights. The cost of these patents is being amortized over their expected life of 10 years.

(10) COLLABORATION AGREEMENT

  In June 1995, the Company acquired a 5% minority interest in a collaborating company. To acquire this minority interest, the Company issued 56,042 shares of common stock and paid $76 in cash in return for all of the outstanding convertible preferred stock of the collaborating company. The Company also entered into a development agreement with the collaborating company related to a certain product. As part of the development agreement, the Company will reimburse the collaborating company for expenses incurred in the development of this product. The Company incurred $458, $552 and $344 of expense, net of related royalty revenue, in connection with this agreement in 1996, 1997 and 1998, respectively. In order to maintain its exclusive rights in the collaborating company's technology, the Company must meet required sales volumes, as defined, in the five years commencing 90 days after approval of the product by the Food and Drug Administration. The Company is also required to pay royalties to the collaborating company based on net sales of the product, as defined. No royalties were due under the agreement as of September 26, 1998.

(11) FEE PER SCAN PROGRAM

  The Company has entered into a strategic fee per scan program with a leasing company whereby the Company sells its systems to the leasing company, which, in turn, leases the systems to third parties. Under the terms of the agreement, the Company is contingently liable for a certain amount per system, up to a maximum of 10% of the aggregate value of systems sold under the program. The Company has recorded the amount for which it is contingently liable as deferred revenue.

(12) SUBSEQUENT EVENTS

  In November 1998, the Company received notice from their landlord in Waltham, MA that they would not be liable for the remaining lease payments once they move to their new headquarters and vacated the Waltham, MA location (see Note 2(h)).

                         HOLOGIC, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(13) GEOGRAPHIC INFORMATION

  Revenues, net income (loss) and identifiable assets for the Company's U.S. and European operations are summarized as follows:

                                                    1996
                            ----------------------------------------------------
                                            EUROPEAN
                            UNITED STATES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                            ------------- ------------ ------------ ------------
   Revenues from
    unaffiliated
    customers..............   $ 79,688      $11,903      $    --      $ 91,591
   Transfers between
    geographic areas.......      6,039        1,187        (7,226)         --
                              --------      -------      --------     --------
     Total revenues........   $ 85,727      $13,090      $ (7,226)    $ 91,591
                              ========      =======      ========     ========
   Net income (loss).......   $ 11,702      $  (436)     $     91     $ 11,357
                              ========      =======      ========     ========
   Identifiable assets.....   $120,749      $ 6,550      $ (4,191)    $123,107
                              ========      =======      ========     ========
                                                    1997
                            ----------------------------------------------------
   Revenues from
    unaffiliated
    customers..............   $ 91,635      $15,054      $    --      $106,689
   Transfers between
    geographic areas.......      8,736        1,100        (9,836)         --
                              --------      -------      --------     --------
     Total revenues........   $100,371      $16,154      $ (9,836)    $106,689
                              ========      =======      ========     ========
   Net income..............   $ 17,346      $   495      $   (111)    $ 17,729
                              ========      =======      ========     ========
   Identifiable assets.....   $144,834      $ 4,304      $ (4,471)    $144,667
                              ========      =======      ========     ========
                                                    1998
                            ----------------------------------------------------
   Revenues from
    unaffiliated
    customers..............   $108,554      $18,225      $(11,215)     115,564
   Transfers between
    geographic areas.......    (10,083)      (1,132)       11,215          --
                              --------      -------      --------     --------
     Total revenues........   $ 98,471      $17,093      $    --      $115,564
                              ========      =======      ========     ========
   Net income (loss).......   $ 10,866      $  (152)     $   (325)    $ 10,388
                              ========      =======      ========     ========
   Identifiable assets.....   $166,164      $ 8,506      $ (2,073)    $172,597
                              ========      =======      ========     ========

  Export sales from the United States to unaffiliated customers primarily in Europe, Asia and Latin America during fiscal 1996, 1997 and 1998 totaled approximately $21,468, $24,751 and $14,496 respectively.

  Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

  Export product sales as a percentage of total product sales are as follows:

                                                      YEARS ENDED
                                       -----------------------------------------
                                       SEPTEMBER 28, SEPTEMBER 27, SEPTEMBER 26,
                                           1996          1997          1998
                                       ------------- ------------- -------------
   Europe............................        17%           20%           18%
   Asia..............................        17            10             4
   All others........................         6             9             6
                                            ---           ---           ---
                                             40%           39%           28%
                                            ===           ===           ===

                         HOLOGIC, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(14) ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                     SEPTEMBER 27, SEPTEMBER 26,
                                                         1997          1998
                                                     ------------- -------------
   Accrued payroll and employee benefits............    $1,997        $ 2,233
   Accrued commissions..............................     3,821          3,769
   Accrued legal....................................       430            317
   Accrued income taxes.............................     1,504          3,748
   Other accrued expenses...........................     1,545          2,386
                                                        ------        -------
                                                        $9,297        $12,453
                                                        ======        =======

(15) LITIGATION

  In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

(16) QUARTERLY INCOME STATEMENT INFORMATION (UNAUDITED)

  The following table presents a summary of quarterly results of operations for 1997 and 1998:

                                                            1997
                                               -------------------------------
                                                FIRST  SECOND   THIRD  FOURTH
                                               QUARTER QUARTER QUARTER QUARTER
                                               ------- ------- ------- -------
   Total revenue.............................. $27,110 $28,000 $26,948 $24,632
   Net income.................................   4,408   4,651   4,746   3,924
   Diluted net income per common and common
    equivalent share..........................     .32     .34     .35     .29
                                                            1998
                                               -------------------------------
                                                FIRST  SECOND   THIRD  FOURTH
                                               QUARTER QUARTER QUARTER QUARTER
                                               ------- ------- ------- -------
   Total revenue.............................. $26,121 $30,197 $34,426 $24,822
   Net income.................................   2,063   2,720   4,289   1,316
   Diluted net income per common and common
    equivalent share..........................     .15     .20     .31     .09

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements
          Report of Independent Public Accountants

          Consolidated Balance Sheets as of September 27, 1997
          and September 26, 1998

          Consolidated Statements of Operations for the years ended September 28, 1996, September 27, 1997 and September 26, 1998

          Consolidated Statements of Stockholders' Equity for the years ended September 28, 1996, September 27, 1997 and September 26, 1998

          Consolidated Statements of Cash Flows for the years ended September 28, 1996, September 27, 1997 and September 26, 1998

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

     (3)  Listing of Exhibits

Exhibit
Number                                                               Reference
-------                                                              ---------

2.01     Merger Agreement between the Company and
         its Massachusetts predecessor.............................      A
2.02     Agreement and Plan of Merger between the Company,
         Fenway Acquisition Corp., and FluoroScan Imaging
         Systems, Inc..............................................      I-2.01
3.01     Certificate of Incorporation of the Company...............      A
3.02     By-laws of the Company....................................      A
4.01     Specimen certificate for shares of the
         Company's Common Stock....................................      A
4.02     Description of capital stock (contained in the Certificate
         of Incorporation of the Company filed, as Exhibit 3.01)...      A

4.03     Rights Agreement dated December 22, 1992..................   C
4.04     Amendment No. 1 to Rights Agreement.......................   G
10.07    1986 Combination Stock Option Plan, as amended............   F*
10.08    Amended and Restated 1990 Non-Employee
         Director Stock Option Plan................................   H
10.09    Employee Stock Purchase Plan of the Company...............   F
10.10    1995 Combination Stock Option Plan........................   H*
10.12    Form of Indemnification Agreement for directors and
         certain officers of the Company...........................   A*
10.17    Management Agreement between the Company and
         Vivid Technologies, Inc...................................   A*
10.18    License Agreement between the Company and
         Vivid Technologies, Inc.,.................................   A
10.19    Distribution Agreement between the Company, Toyo Medic
         Company Limited and Yokogawa Medical Systems, Ltd.........   B*
10.20    Facility lease between the Company and
         Lincoln Street Trust......................................   B
10.21    Orion Corporation Soredex
         Distribution Agreement for Scanora........................   D**
10.22    Employment Agreement with an officer
         of the Company............................................   E
10.23    Form of Selling Stockholders Agreement....................   G
10.25    Amendment No.1 to the License Agreement between
         the Company and Vivid Technologies, Inc...................   K
10.26    Facility Lease between the Company and
         Mangen Management Company.................................   K
10.32    First Amendment to the facility lease between the Company
         and Lincoln Street Trust..................................   I
10.33    Building Purchase and Sale Agreement......................   L
                                                                      Filed
10.34    Master Product Financing Agreement........................   herewith**
                                                                      Filed
10.35    Distribution Agreement between Company and PSS for DXA ...   herewith**
10.36    Distribution Agreement between Company and PSS for           Filed
          Sahara...................................................   herewith**
                                                                      Filed
21.01    Subsidiaries of the Company...............................   herewith
                                                                      Filed
23.01    Consent of Arthur Andersen LLP............................   herewith
_______________________

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

L. The above exhibit was previously filed as an exhibit of the same number to the Company's 1998 Third Quarter Report on Form 10-Q and is incorporated herein by reference.


(d)  Financial Statement Schedules:

     The financial statement schedules required are included as part of Item (2) above.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HOLOGIC, INC.

                              By: /s/ S. David Ellenbogen
                                  ------------------------------
                                      S. DAVID ELLENBOGEN
                                      Chief Executive Officer
Dated:  December 23, 1998

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                   DATE
-----------------------------  ---------------------------  -----------------

                               Director
/s/ S. David Ellenbogen        and Chief Executive Officer  December 23, 1998
-----------------------------
    S. DAVID ELLENBOGEN

                               Director, President
/s/ Steve L. Nakashige         and Chief Operating Officer  December 23, 1998
-----------------------------
    STEVE L. NAKASHIGE

                               Vice President, Finance and
                               Principal Financial and
/s/ Glenn P. Muir              Accounting Officer           December 23, 1998
-----------------------------
    GLENN P. MUIR

                               Director and
/s/ Jay A. Stein               Senior Vice President        December 23, 1998
-----------------------------
    JAY A. STEIN


/s/ Irwin Jacobs               Director                     December 23, 1998
-----------------------------
    IRWIN JACOBS


/s/ William A. Peck            Director                     December 23, 1998
-----------------------------
    WILLIAM A. PECK

/s/ Gerald Segel               Director                     December 23, 1998
-----------------------------
    GERALD SEGEL


/s/ Elaine Ullian              Director                     December 23, 1998
-----------------------------
    ELAINE ULLIAN

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hologic, Inc.

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Hologic, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated November 6, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                     Arthur Andersen LLP

Boston, Massachusetts
November 6, 1998

                                  SCHEDULE II

                         HOLOGIC, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                       Balance at  Charged to   Balance
                                       Beginning   Costs and   at End of
                                       of Period    Expenses    Period
                                       ----------  ----------  ---------
Allowance for Uncollectible Amounts
 Year Ended:

September 28, 1996                       $  850       $510       $1,360
September 27, 1997                       $1,360       $100       $1,460
September 26, 1998                       $1,460       $640       $2,100