Form 10-Q
period 1998-12-26
HOLOGIC INC
filed 1999-02-04
CIK 859737

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC.  20549

                            FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 26, 1998

                               or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:                         0-18281

                          Hologic, Inc.
     (Exact name of registrant as specified in its charter)

               Delaware                04-2902449
 (State of incorporation)   (I.R.S. Employer Identification No.)

        35 Crosby Drive, Bedford,  Massachusetts   01730
            (Address of principal executive offices)
                           (Zip Code)

                         (781) 999-7300
      (Registrant's telephone number, including area code)


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


As  of  January  30, 1999 13,411,670 shares of  the  registrant's
Common Stock, $.01 par value, were outstanding.





                 HOLOGIC, INC. AND SUBSIDIARIES

                              INDEX



Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets
          December 26, 1998 and September 26, 1998         3

          Consolidated Statements of Income
          Three Months Ended December 26, 1998
          and December 27, 1997                            4

          Consolidated Statements of Cash Flows
          Three Months Ended December 26, 1998
          and December 27, 1997                            5

          Notes to Consolidated Financial Statements       6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations               9

Item 3.  Quantitative and Qualitative Disclosure
         About Market Risk                                13


PART II - OTHER INFORMATION                               14


SIGNATURES                                                15









                 HOLOGIC, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
              (in thousands, except per share data)

                             ASSETS

                                                 December 26,    September 26,
                                                     1998              1998
                                                  -----------    -------------
   CURRENT ASSETS:
    Cash and cash equivalents...............         $48,436        $48,423
    Short-term investments..................          24,637         27,479
    Accounts receivable,
     less reserves of $2,100................          33,216         29,287
    Inventories.............................          20,478         20,438
    Prepaid expenses and
      other current assets..................           6,160          6,221
                                                     -------        -------
       Total current assets.................         132,927        131,848
                                                     -------        -------
   PROPERTY AND EQUIPMENT, at cost:
    Equipment..............................            9,080          8,633
    Furniture and fixtures.................            1,814          1,910
    Leasehold improvements.................            1,667          1,729
    Construction in progress...............           22,649         20,066
                                                      ------         ------
                                                      35,210         32,338
    Less- Accumulated depreciation
      and amortization.....................            6,621          6,440
                                                      ------         ------
                                                      28,589         25,898
                                                      ------         ------
   Other assets, net.......................           16,047         14,851
                                                      ------         ------
                                                    $177,563       $172,597
                                                    ========       ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 December 26,    September 26,
                                                     1998             1998
                                                 ------------    ------------
   CURRENT LIABILITIES:
    Line of credit.........................         $  2,821      $  3,799
    Accounts payable.......................            9,570         5,497
    Accrued expenses.......................           10,381        12,453
    Deferred revenue.......................           12,204        10,466
                                                    --------      ---------
      Total current liabilities............           34,976        32,215
                                                    --------      --------
   STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized - 1,623
     Issued and outstanding - none .......               --             --
    Common stock, $.01 par value-
     Authorized - 30,000 shares
       Issued - 13,395 and 13,378 shares,
       respectively......................                134           134
    Capital in excess of par value.......             95,277        95,100
    Retained earnings....................             48,224        46,187
    Cumulative translation adjustment....               (584)         (575)
    Treasury stock, at cost, 45 shares...               (464)         (464)
                                                     -------        -------
      Total stockholders' equity.........            142,587       140,382
                                                     -------       --------
                                                    $177,563      $172,597
                                                    ========      ========

     The accompanying notes are an integral part of these consolidated financial statements.



                 HOLOGIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
              (in thousands, except per share data)

                                             Three Months Ended
                                         December 26,     December 27,
                                             1998             1997
                                         ----------       -----------
REVENUES:
 Product sales......................        $23,914         $25,139
 Other revenue......................            718             982
                                            -------         -------
                                             24,632          26,121
                                            -------         -------
COSTS AND EXPENSES:
 Cost of product sales.............    1     12,791          12,740
 Research and development..........           2,458           2,339
 Selling and marketing.............           5,259           6,749
 General and administrative........           2,169           2,295
                                            -------          ------
                                             22,677          24,123
                                            -------          ------

      Income from operations......            1,955           1,998

 Interest income..................            1,253           1,304

 Other expense....................              (31)            (89)
                                            -------          -------
     Income before provision
          for income taxes........            3,177           3,213
PROVISION FOR INCOME TAXES........            1,140           1,150
                                            -------          ------
     Net income...................           $2,037          $2,063
                                            =======          ======
NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE:
     Basic........................             $.15            $.16
                                               ====            ====
     Diluted......................             $.15            $.15
                                               ====            ====
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING........           13,340          13,132
                                             ======          ======
WEIGHTED AVERAGE NUMBER OF
 COMMON AND DILUTIVE POTENTIAL
 COMMON SHARES OUTSTANDING........           13,638          13,790
                                             ======          ======

        The accompanying notes are an integral part of these consolidated financial statements.





                    HOLOGIC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)

                                                         Three Months Ended
                                                  December 26,     December 27,
                                                      1998             1997
                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................      $2,037          $2,063
  Adjustments to reconcile net income to
  net cash provided by  operating activities-
        Depreciation and amortization...........         357             388
        Compensation expense related to
         issuance of stock option...............          60              60
        Changes in assets and liabilities-
          Accounts receivable...................      (3,526)          1,700
          Inventories...........................         (40)         (3,669)
          Prepaid expenses and
            other current assets................         145             580
          Accounts payable......................       4,073           1,338
          Accrued expenses......................      (2,070)            194
          Deferred revenue......................       1,737           2,602
                                                      ------          ------
             Net cash provided by
              operating activities..............       2,773           5,256
                                                      ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of held-to-maturity investments......      (7,242)        (45,553)
  Sales of held-to-maturity investments.........       8,083          57,968
  Purchases of property and equipment...........      (2,873)           (531)
  Increase (decrease) in other assets...........         234             (37)
                                                      -------        -------
           Net cash (used in) provided by
            investing activities................      (1,798)         11,847
                                                      -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net decrease in line of credit................        (978)            (83)
  Issuance of common stock pursuant to
   options, stock grants and employee
   stock purchase plans.........................          22              97
  Tax benefit from stock options exercised......          10              --
                                                       ------          ------
          Net cash (used in) provided by
           financing activities.................        (946)             14
                                                      -------          ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.........         (16)            (42)
                                                       ------          ------

NET INCREASE IN CASH AND CASH EQUIVALENTS.......          13          17,075
CASH AND CASH EQUIVALENTS, beginning of period..      48,423          28,092
                                                     -------         -------
CASH AND CASH EQUIVALENTS, end of period........     $48,436         $45,167
                                                     =======         =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
     income taxes..............................     $    326        $    846
                                                    ========        ========
  Cash paid during the period for interest.....     $    100              --
                                                    ========        ========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Issuance of common stock under 401(k) plan..     $     --         $   292
                                                    ========        ========

The accompanying notes are an integral part of these consolidated financial statements.



                 HOLOGIC, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
         (In thousands, except share and per share data)

(1)  Basis of Presentation

      The consolidated financial statements of Hologic, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 26, 1998, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 23, 1998.

      The consolidated balance sheet as of December 26, 1998, the consolidated statements of income for the three months ended December 26, 1998 and December 27, 1997 and the consolidated statements of cash flows for the three months ended December 26, 1998 and December 27, 1997, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

      The  results  of  operations for  the  three  months  ended
December 26, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 25, 1999.

(2)  Summary of Significant Accounting Policies

      The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

      (a)   Inventories:  Inventories are stated at the lower  of
cost   (first-in,  first-out)  or  market  and  consist  of   the
following:
                                      December 26,      September 26,
                                          1998             1998
                                      -----------       ------------

Raw materials and work-in-process...     $12,472          $13,859
Finished goods......................       8,006            6,579
                                         -------          -------
                                         $20,478          $20,438
                                         =======          =======


      Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.


      (b) Earnings Per Share: A reconciliation of basic and dilutive share amounts are as follows:

                                                        Three Months Ended
                                                    December 26,   December 27,
                                                          1998          1997
                                                    -----------    ------------
Weighted average common shares outstanding.....        13,340          13,132
 Common stock equivalents outstanding
     pursuant to the treasury stock method.....           298             658
                                                       ------           ------
Weighted average number of common and dilutive
     potential common shares outstanding.....          13,638          13,790
                                                       ======          ======

   The Company adopted SFAS No. 128, Earnings Per Share, effective for the quarter ended December 27, 1997, which replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Anti-dilutive shares of 1,014 and 185 for the three months ended December 26, 1998 and December 27, 1997, respectively, have been excluded from the weighted average
number  of  common   and  dilutive  potential   common   shares
outstanding.


(3)  Line of Credit

      The Company has an international line of credit with a bank for the equivalent of $3.0 million, which bears interest at PIBOR plus 1.50%. The borrowings under this line are denominated in the local currency of its European subsidiaries and are primarily used by these subsidiaries to settle intercompany sales.

(4)  Concentration of Credit Risk

     The Company sells certain of its systems to a leasing company, which in turn leases the systems to third parties. The leasing company accounted for 9% and 30% of product sales in the three months ended December 26, 1998 and December 27, 1997, respectively. The Company finances certain sales to Latin America over a two-to-three year time-frame. At December 26, 1998, the Company had total accounts receivable outstanding of approximately $8.0 million relating to these sales, of which $2.5 million were long-term and included in other assets. As of December 26, 1998, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

(5)  Recent Accounting Pronouncements

      In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise, as defined. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to disclosure similar prior period information upon adoption. The Company will adopt this statement in their fiscal 1999 year-end financial statements.

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

(6)  Construction in Progress

      In fiscal 1998, the Company purchased a 200,000 square foot building for approximately $20 million in cash, and has incurred approximately $5 million for renovations, of which $2.5 million has been paid to-date. The Company moved its headquarters and manufacturing into this facility on January 25, 1999. The Company will amortize the cost of the building straight-line over 40 years beginning in the second quarter of fiscal 1999.

(7)  Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No.130 ("SFAS 130"), Reporting Comprehensive Income, effective September 27, 1998. SFAS 130 established standards for reporting and display of comprehensive income and its components in the financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended December 26, 1998 and December 27, 1997, comprehensive income would be approximately $9 and $43 lower than reported net income, respectively, due to foreign currency translation adjustments.




           PART I - FINANCIAL INFORMATION (Continued)

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

                 HOLOGIC, INC. AND SUBSIDIARIES
Results of Operations

     The Company's results of operations have and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including the introduction of new products or product enhancements by the Company or its competitors, the timing of FDA approvals or clearances for such introductions, the overall state of health care and cost containment efforts, the development status and demand for drug therapies to treat osteoporosis, the status and amount of reimbursement for approved procedures, the use of mini c-arms in minimally-invasive surgical procedures, the availability of financing alternatives, including fee-per-scan programs, for the Company's products, dependence on Physician Sales and Service, Inc. to broaden the sales of the Company's product to the primary care market, economic conditions in the Company's markets, the timing of orders, the timing of expenditures in anticipation of future sales, the mix of products sold by the Company, and pricing and other competitive conditions.

      Revenues. Total revenues for the first quarter of fiscal 1999 decreased 6% to $24.6 million from $26.1 million for the first quarter of fiscal 1998. This decrease was primarily due to a decrease in DXA bone densitometers sold to the primary care market in the United States which were partially offset by an increase in the number of mini c-arm and Sahara (the Company's ultrasound bone sonometer) product sales in the current quarter. The increase in sales of mini c-arms were primarily from the Company's recently introduced Premier system. Sahara sales increased in the current quarter due primarily to sales in the United States, where the Company received marketing clearance from the FDA in March 1998. The Company did not have marketing clearance for Sahara in the first quarter of fiscal 1998. Other revenues decreased for the current three month period due to a decrease in royalties from the license of the Company's technology to Vivid Technologies, Inc. and a decrease in revenues received under a development agreement for a biochemical marker strip test. Partially offsetting these decreases was an increase in additional fee-per-scan revenues.

     Total revenues for the first quarter of fiscal 1999 remained
relatively  unchanged  compared  to  the  immediately   preceding
quarter.

      In the current quarter, sales of the Company's mini c-arms and, to a lesser extent, DXA bone densitometers increased which were offset by a decrease in sales of Sahara by the Company's U.S. distributor for the primary care market when compared to the immediately preceding quarter. The Company believes that sales of the Sahara were adversely impacted by a lack of a permanent reimbursement code for the ultrasound bone density measurement. The Company further believes that the approval by HCFA of a permanent reimbursement code for these measurements, which went into effect in January 1999, should positively impact Sahara sales. However, the Company cannot assure that Sahara sales will increase.

     In the first quarter of fiscal 1999, approximately 62% of product sales were generated in the United States, 23% in Europe and 15% in other international markets. In the first quarter of fiscal 1998, approximately 67% of product sales were generated in the United States, 22% in Europe and 11% in other international markets.

     The Company expects that foreign sales in the current fiscal year will continue to account for a substantial portion of product sales. Continued economic and currency related uncertainty in a number of foreign countries, especially in Asia and Latin America, could reduce the Company's future sales to these markets.

      Costs  and Expenses.    The cost of product sales increased
as a percentage of product sales to 53% in the first quarter of fiscal 1999 from 51% in the first quarter of fiscal 1998. In the current quarter, these costs increased as a percentage of product sales primarily due to a decrease in the DXA selling prices which was partially offset by an increase in the selling prices and volume related manufacturing efficiencies of the increased mini c-arm sales this quarter.

      Research and development expenses increased 5% to $2.5 million (10% of total revenues) in the current quarter from $2.4 million (9% of total revenues) in the first quarter of fiscal 1998 primarily due to the addition of engineering personnel and outside consultants working on the development of new products and product enhancements.

     Selling and marketing expenses decreased 22% to $5.3 million (22% of product sales) in the current quarter from $6.7 million
(27% of product sales) in the first quarter of fiscal 1998 primarily due to a decrease in sales commissions paid to PSS based on the lower sales volume in the primary care market in the United States.

     General and administrative expenses are relatively unchanged at $2.2 million (9% of total revenues) in the first quarter of fiscal 1999 compared to $2.3 million (9% of total revenues) in the first quarter of fiscal 1998.

      Interest  Income.   Interest income was approximately  $1.3
million in the current quarter and in the first quarter of fiscal
1998.

      Other Expense. In the first quarters of fiscal 1999 and 1998, the Company incurred other expenses of approximately $31,000 and $89,000 respectively. In the current quarter, these expenses were primarily attributable to foreign currency transaction losses. In the first quarter of fiscal 1998, these expenses were primarily attributable to interest costs on the line of credit established for use by the Company's European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions and, to a lesser extent, to foreign currency transaction losses. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the Company has established a borrowing line of credit denominated in the two foreign currencies (the French Franc and the Belgian Franc) in which the subsidiaries currently conduct business to minimize this risk, there can be no assurance that the Company will be successful or can fully hedge its outstanding exposure.

      Provision for Income Taxes. The Company's effective tax rate was 36% in the first quarters of fiscal 1999 and 1998. The effective tax rate is less than the combined Federal and state statutory rates due primarily to the favorable Federal and state tax treatment afforded the Company's foreign sales corporation and the favorable state tax treatment of certain of the Company's interest income.

Liquidity and Capital Resources

      At December 26, 1998, working capital was approximately $98 million, and cash, cash equivalents and short-term investments totaled $73 million. The cash, cash equivalents and short-term investments balance decreased approximately $2.8 million from September 26, 1998 primarily due to payments for facility renovations and an increase in accounts receivable, which were partially offset by other operating activities which included net income of $2.0 million and an increase in accounts payable. The Company finances certain sales to Latin America over a two-to-three year time-frame. At December 26, 1998, the Company had total accounts receivable outstanding of approximately $8.0 million relating to these sales, of which $2.5 million were long-term and included in other assets. As of December 26, 1998, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment. In the first quarter of 1999, the Company purchased approximately $300,000 of property and equipment, which consisted primarily of computers.

      In fiscal 1998, the Company purchased a 200,000 square foot building for approximately $20 million in cash, and has incurred approximately $5 million for renovations of which $2.5 million has been paid to-date. The Company moved its headquarters into this facility on January 25, 1999. The Company does not currently have any significant capital commitments and believes that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

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

      The Company has evaluated its DXA products currently in production and they are Y2K compliant as of the end of January 1999. The Company plans to make this software available, at the Company's expense, to its existing customers by the end of April 1999. These costs are not expected to be material. The Company has also identified certain older models of its DXA products that will need computer hardware upgrades to become Y2K compliant. The Company plans to offer users of these products a computer upgrade at the customers' expense. The Company believes that its Sahara ultrasound bone sonometer is currently Y2K compliant.

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

Item  3.     Quantitative  and Qualitative  Disclosure  About
             Market Risk.

             Not applicable.



                   PART II - OTHER INFORMATION

                 HOLOGIC, INC. AND SUBSIDIARIES


Item 1.   Legal Proceedings.
          No material litigation.

Item 2.   Changes in Securities.
          None.

Item 3.   Defaults Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

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








                                   Hologic, Inc.
                                   (Registrant)



February 4, 1999              /s/    S. David Ellenbogen
----------------             ---------------------------
Date                          S. David Ellenbogen
                              Chairman and Chief Executive Officer





February 4, 1999              /s/    Glenn P. Muir
----------------             -----------------------------
Date                          Glenn P. Muir
                              Vice President, Finance and Treasurer
                              (Principal Financial and Chief
                               Accounting Officer)