Form 10-Q
period 1999-03-27
HOLOGIC INC
filed 1999-05-11
CIK 859737

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC.  20549

                               FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 27, 1999
                                   --------------
                                  or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:             0-18281
                                   --------

                             Hologic, Inc.
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)

                  Delaware                04-2902449
      ------------------------    ----------------------------------
      (State of incorporation)   (I.R.S. Employer Identification No.)

           35 Crosby Drive, Bedford,  Massachusetts   01730
       ----------------------------------------    ----------
       (Address of principal executive offices)    (Zip Code)

                           (781) 999-7300
          --------------------------------------------------
         (Registrant's telephone number, including area code)


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


As of May 5, 1999 13,415,940 shares of the registrant's Common Stock, $.01 par value, were outstanding.





                    HOLOGIC, INC. AND SUBSIDIARIES

                                 INDEX



                                                            Page
PART I - FINANCIAL INFORMATION                              ----

Item 1.  Financial Statements

          Consolidated Balance Sheets
          March 27, 1999 and September 26, 1998..............  3

          Consolidated Statements of Operations
          Three and Six Months Ended March 27, 1999
          and March 28, 1998.................................  4

          Consolidated Statements of Cash Flows
          Six Months Ended March 27, 1999
          and March 28, 1998.................................  5

          Notes to Consolidated Financial Statements.........  6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......  9


PART II - OTHER INFORMATION.................................. 13


SIGNATURES................................................... 15






                    PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                    HOLOGIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                 (in thousands, except per share data)

                                ASSETS

                                                   March 27,    September 26,
                                                     1999            1998
                                                   ---------    -------------
   CURRENT ASSETS:
    Cash and cash equivalents....................   $36,582        $48,423
    Short-term investments.......................    28,271         27,479
    Accounts receivable, less reserves
      of $2,600 and $2,100, respectively.........    31,703         29,287
    Inventories..................................    19,089         20,438
    Prepaid expenses and other current assets....     6,287          6,221
                                                    -------        --------
      Total current assets.......................   121,932        131,848
                                                    -------        -------

   PROPERTY AND EQUIPMENT, at cost:
    Equipment....................................    10,065          8,633
    Furniture and fixtures.......................     2,963          1,910
    Land.........................................     8,502              -
    Building and improvements....................    17,307              -
    Leasehold improvements.......................       609          1,729
    Construction in progress.....................         -         20,066
                                                     ------         ------
                                                     39,446         32,338
    Less- Accumulated depreciation
          and amortization.......................     6,387          6,440
                                                     ------         ------
                                                     33,059         25,898
                                                     ------         ------
   Other assets, net.............................    14,819         14,851
                                                    -------       --------
                                                   $169,810       $172,597
                                                   ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   March 27,    September 26,
                                                     1999           1998
                                                   ---------     -----------
   CURRENT LIABILITIES:
    Line of credit..............................   $ 1,523         $ 3,799
    Accounts payable............................     6,342           5,497
    Accrued expenses............................    10,602          12,453
    Deferred revenue............................    10,199          10,466
                                                   -------         -------
       Total current liabilities................    28,666          32,215
                                                   -------         -------
   STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized - 1,623
     Issued and outstanding - none ............          -               -
    Common stock, $.01 par value-
     Authorized - 30,000 shares
     Issued - 13,415 and 13,378
      shares, respectively.....................        134             134
    Capital in excess of par value.............     95,452          95,100
    Retained earnings..........................     47,136          46,187
    Cumulative translation adjustment..........     (1,114)           (575)
    Treasury stock, at cost, 45 shares.........       (464)           (464)
                                                   --------         -------
      Total stockholders' equity...............    141,144         140,382
                                                   --------        --------
                                                  $169,810        $172,597
                                                  ========        ========

   The accompanying notes are an integral part of these consolidated financial statements.


                   HOLOGIC, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                 (in thousands, except per share data)


                                 Three Months Ended     Six Months Ended
                                March 27,   March 28,   March 27,   March 28,
                                   1999       1998        1999        1998
                                --------   ---------   ---------   --------
REVENUES:
 Product sales................   $18,797     $29,455    $42,711     $54,594
 Other revenues...............       565         742      1,285       1,724
                                  ------     -------    -------     -------
                                  19,362      30,197     43,996      56,318
                                  ------     -------     ------     -------
COSTS AND EXPENSES:
 Cost of product sales........    11,533      14,662     24,324      27,402
 Research and development.....     2,643       2,506      5,101       4,845
 Selling and marketing........     4,711       7,840      9,970      14,589
 General and administrative...     2,877       2,282      5,047       4,577
                                 -------      ------     ------      ------
                                  21,764      27,290     44,442      51,413
                                 -------      ------     ------      ------
    (Loss) income
      from operations.........    (2,402)      2,907       (446)      4,905

 Interest income..............       991       1,476      2,244       2,781

 Other expense................      (297)       (113)      (329)       (203)
                                  -------      ------     ------      ------

   (Loss) income before
    (benefit) provision
    for income taxes..........    (1,708)      4,270      1,469      7,483

(BENEFIT) PROVISION
  FOR INCOME TAXES............    (  620)      1,550        520      2,700
                                  -------      -----       -----     -----

    Net (loss) income.........   $(1,088)     $2,720     $  949     $4,783
                                 ========     ======     ======     ======
NET (LOSS) INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE:
    Basic earnings per share..   $   (.08)    $  .21     $  .07     $  .36
                                 =========    =======    ======     ======

    Diluted earnings per share.  $   (.08)    $  .20     $  .07     $  .35
                                 ========     ======     ======     =======

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING.....    13,365     13,197     13,353     13,165
                                   ======     ======     ======     ======
WEIGHTED AVERAGE NUMBER OF
 COMMON AND DILUTIVE POTENTIAL
 COMMON SHARES OUTSTANDING.....    13,365     13,759     13,628     13,774
                                   ======     ======     ======     ======

   The accompanying notes are an integral part of these consolidated financial statements.



                    HOLOGIC, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            (in thousands)

                                                        Six Months Ended
                                                        ----------------
                                                     March 27,   March 28,
                                                       1999        1998
                                                     --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................     $949       $4,783
  Adjustments to reconcile net income to net cash
  (used in)  provided by operating activities-
     Depreciation and amortization.................    1,248          756
     Compensation expense related
     to issuance of stock options..................      126          138
     Changes in assets and liabilities-
       Accounts receivable.........................   (1,434)        (733)
       Inventories.................................    1,350       (5,237)
       Prepaid expenses and other current assets...      (30)         320
       Accounts payable............................      845        1,074
       Accrued expenses............................   (1,849)       1,365
       Deferred revenue............................     (267)       4,965
                                                      ------       ------
          Net cash provided by
          operating activities.....................      936        7,431
                                                      -------       -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of held-to-maturity investments.........  (19,517)     (41,645)
  Sales of held-to-maturity investments............   17,183       50,095
  Purchases of property and equipment..............   (8,069)      (1,079)
  Decrease (increase) in other assets..............      256       (1,124)
                                                      ------       -------
       Net cash (used in) provided
       by investing activities.....................  (10,147)       6,247
                                                     --------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in line of credit........   (2,276)         698
  Issuance of common stock pursuant to options
  and employee stock purchase plans................      159        1,058
  Tax benefit from stock option exercises..........       38          340
                                                       ------       -----
       Net cash (used in) provided
       by  financing activities....................   (2,079)       2,096
                                                      -------      ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH............     (551)        (207)
                                                      -------      ------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS.................................  (11,841)      15,565
CASH AND CASH EQUIVALENTS, beginning of period.....   48,423       28,092
                                                     --------      ------
CASH AND CASH EQUIVALENTS, end of period...........  $36,582      $43,657
                                                     =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes.....     $356      $ 1,922
                                                        ====      =======

  Cash paid during the period for interest.........      $80          $71
                                                         ==           ===

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

      The consolidated balance sheet as of March 27, 1999, the consolidated statements of operations for the three and six months ended March 27, 1999 and March 28, 1998 and the consolidated statements of cash flows for the six months ended March 27, 1999 and March 28, 1998, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

      The results of operations for the three and six months ended March 28, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 25, 1999.

(2)  Summary of Significant Accounting Policies

      The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

      (a) Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                            March 27,     September 26,
                                              1999             1998
                                            ---------      -----------
                                                (in thousands)

Raw materials and work-in-process........    $11,680         $13,859
Finished goods...........................      7,409           6,579
                                             -------         -------
                                             $19,089         $20,438
                                             =======         =======

       Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.


      (b) Earnings Per Share: A reconciliation of basic and dilutive share amounts are as follows:


                                    Three Months Ended       Six Months Ended
                                   March 27,   March 28,   March 27,    March 28,
                                    1999         1998        1999         1998
                                   ---------   ---------   ---------     --------
                                                   (in thousands)

Weighted average common
 shares outstanding.............    13,365        13,197      13,353       13,165
Common stock equivalents
 outstanding pursuant to the
 treasury stock method..........        --           562         275          609
                                    -------       -------     ------       ------
Weighted average number of
 common and dilutive potential
 common shares outstanding......    13,365        13,759      13,628       13,774
                                    ======        ======      ======       ======

     Anti-dilutive shares of 1,173 and 799 for the three and six months ended March 27, 1999, respectively, and 426 and 305 for the three and six months ended March 28, 1998, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

(3)  Line of Credit

      The Company has an international line of credit with a bank for the equivalent of $3.0 million, which bears interest at PIBOR plus 1.50%. The borrowings under this line are denominated in the local currency of its European subsidiaries and are primarily used by these subsidiaries to settle intercompany sales.

(4)  Concentration of Credit Risk

           The Company sells certain of its systems to a leasing company, which in turn leases the systems to third parties. The leasing company accounted for 9% and 38% of product sales in the six months ended March 27, 1999 and March 28, 1998, respectively. The Company finances certain sales to Latin America over a two-to-three year time-frame. At March 27, 1999, the Company had total accounts receivable outstanding of approximately $7.7 million relating to these sales, of which $1.9 million were long-term and included in other assets. As of March 27, 1999, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment. As a result, the Company increased its bad debt reserve in the second quarter of fiscal 1999.

(5)  Recent Accounting Pronouncements

      In July 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS No. 131") , Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise, as defined. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to disclose similar prior period information upon adoption. The Company will adopt this statement in their fiscal 1999 year-end financial statements.

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

(6)  Land, Building and Improvements

     In fiscal 1998, the Company purchased a 200,000 square foot building for approximately $20 million in cash, and has incurred approximately $5 million for renovations. The Company moved its headquarters and manufacturing into this facility on January 25, 1999. The Company began to amortize the cost of the building straight-line over 40 years in the second quarter of fiscal 1999.

(7)  Comprehensive (Loss) Income

     The Company adopted SFAS 130, Reporting Comprehensive Income, effective September 27, 1998. SFAS 130 established standards for reporting and display of comprehensive income and its components in the financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. A reconciliation of comprehensive (loss) income is as follows:


                                     Three Months Ended           Six Months Ended
                                     ------------------         --------------------
                                     March 27,  March 28,       March 27,  March 28,
                                       1999       1998            1999       1998
                                     --------   ---------       --------   ---------
                                                    (in thousands)
Net (loss) income as reported......  $(1,088)     $2,720           $949      $4,783

Foreign currency translation
    adjustment.....................     (530)       (165)          (539)       (208)
                                     --------     -------           ----     -------
Comprehensive (loss) income........  $(1,618)     $2,555           $410      $4,575
                                     ========     ======           =====     ======

(8)  Subsequent Event - Purchase and Sale Agreement


     On April 28, 1999, Hologic signed a purchase and sale agreement to acquire Delaware-based Direct Radiography Corporation ("DRC"), a wholly-owned subsidiary of Sterling Diagnostic Imaging, Inc. Under the terms of the agreement, Hologic will purchase DRC for approximately $30 million, comprised of $10 million in cash and 2.5 million shares of Hologic common stock. In addition, Hologic may be required to pay additional monies if the market value of the Company's common stock issued pursuant to the terms of this agreement falls below $20 million. The closing of this acquisition is subject to satisfaction of certain terms and conditions. DRC manufactures digital X-ray systems for medical imaging and non-destructive testing applications. Hologic will use the purchase accounting method to account for the acquisition of DRC.





              PART I - FINANCIAL INFORMATION (Continued)

Item 2.        Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                    HOLOGIC, INC. AND SUBSIDIARIES
Results of Operations

      The Company's results of operations have and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including the Company's proposed acquisition of Direct Radiography Corp. ("DRC"), the introduction of new products or product enhancements by the Company or its competitors, the timing of FDA approvals or clearances for such introductions, the overall state of health care and cost containment efforts, the development status and demand for drug therapies to treat osteoporosis, the status and amount of reimbursement for approved procedures, the use of mini c-arms in minimally-invasive surgical procedures, the availability of financing alternatives, including fee-per-scan programs, for the Company's products, dependence on Physician Sales and Service, Inc. to broaden the sales of the Company's product to the primary care market, economic conditions in the Company's markets, the timing of orders, the timing of expenditures in anticipation of future sales, the mix of products sold by the Company, and pricing and other competitive conditions.

      Revenues. Total revenues for the second quarter of fiscal 1999 decreased 36% to $19.4 million from $30.2 million in the second quarter of fiscal 1998. Total revenues for the current six month period decreased 22% to $44.0 million from $56.3 million for the first six months of fiscal 1998. These decreases were primarily due to a decrease in the total number of domestic DXA bone densitometer product shipments, especially to the primary care market including strategic alliance sales to a leasing company. The decrease in DXA sales was partially offset by an increase in the number of mini c-arm and Sahara (the Company's ultrasound bone sonometer) product sales in both the current quarter and current six month periods. The increase in sales of mini c-arms were primarily from the Company's recently introduced Premier system. Sahara sales increased in the current quarter due primarily to sales in the United States, where the Company received marketing clearance from the FDA in March 1998. The Company did not have marketing clearance for Sahara until late in the second quarter of fiscal 1998. Other revenues decreased for the current three month period, as compared to the same period of the previous year, primarily due to a decrease in royalties from the license of the Company's technology to Vivid Technologies, Inc. Other revenues decreased for the current six month period due to a decrease in royalties from the license of the Company's technology to Vivid Technologies, Inc. and a decrease in revenues received under a development agreement for a biochemical marker strip test. Partially offsetting these decreases was an increase in additional fee-per-scan revenues.

      Total revenues for the second quarter of fiscal 1999 decreased 21% from $24.6 million in the immediately preceding quarter primarily due to (i) a decrease in the number of DXA systems sold in the United States (ii) a decrease in the number of mini c-arms sold and (iii) a decrease in Sahara product sales.

     In the first six months of fiscal 1999, approximately 62% of product sales were generated in the United States, 24% in Europe, 8% in Asia, and 6% in other international markets. In the first six months of fiscal 1998, approximately 71% of product sales were generated in the United States, 18% in Europe, 7% in other international markets, and 4% in Asia.

      Costs and Expenses. The cost of product sales increased as a percentage of product sales to 61% in the current quarter from 50% in the same quarter of fiscal 1998. The cost of product sales increased as a percentage of product sales to 57% in the current six month period of fiscal 1999 from 50% in the same six month period of fiscal 1998. In the current quarter and six month periods, these costs increased as a percentage of product sales primarily due to a decrease of approximately 50% in the number of DXA bone densitometers sold and, to a lesser extent, lower average selling prices. The reduction in DXA sales volume resulted in the under absorption of fixed manufacturing costs.

      Research and development expenses increased 5% to $2.6 million (14% of total revenues) in the current quarter from $2.5 million (8% of total revenues) in the second quarter of fiscal 1998. For the current six month period, research and development expenses increased 5% to $5.1 million (12% of total revenues) from $4.8 million (9% of total revenues) for the first six months of 1998. The increase in research and development expenses in 1999 is primarily due to the addition of engineering personnel and outside consultants working on the development of new products and product enhancements.

     Selling and marketing expenses decreased 40% to $4.7 million (25% of product sales) in the current quarter from $7.8 million (27% of product sales) in the second quarter of fiscal 1998. For the current six month period, selling and marketing expenses decreased 32% to $10 million (23% of product sales) from $14.6 million (27% of product sales) for the first six months of 1998. The decrease in selling and marketing expenses in 1999 is primarily due to a decrease in sales commissions paid to PSS based on the lower sales volume in the primary care market in the United States.

     General and administrative expenses increased 26% to $2.9 million (15% of total revenues) in the current quarter from $2.3 million (8% of total revenues) in the second quarter of fiscal 1998. During the first six months of fiscal 1999, general and administrative expenses increased 10% to $5 million (11% of total revenues) from $4.6 million (8% of total revenues) in the first six months of 1998. These increases in general and administrative expenses in fiscal 1999 were primarily due to an increase in the accounts receivable reserve related to the Company's foreign receivables, especially in Brazil.

      In April 1999, Company implemented a cost-reduction strategy in an effort to reduce operating expenses. The Company reduced its U.S. workforce by approximately 10% through attrition and a corporate downsizing. A strategy to streamline operations and reduce discretionary spending for its existing business was also implemented. The Company expects that the severance expenses incurred in connection with the downsizing will be offset by the cost savings achieved through the reduction in decretionary spending in the third quarter of fiscal 1999. Additionally, the Company may incur additional expenses in the third quarter relating to the proposed acquisition of DRC.

      Interest Income. Interest income decreased to $991,000 in the current quarter from $1.5 million in the same quarter of fiscal 1998 and decreased to $2.2 million in the current six month period from $2.8 million in the comparable period in fiscal 1998 as the Company held a lower investment base than in the prior year, due to the Company's use of funds to purchase a new facility.

     Other Expense. The Company incurred other expense of $297,000 and $113,000 for the second quarter of fiscal 1999 and 1998, respectively. For the first six months of fiscal 1999 and 1998, the Company incurred other expense of $329,000 and $203,000 respectively. In the current quarter and six month periods, these expenses include interest costs on the line of credit established for use by the Company's European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions and to foreign currency transaction losses. For the second quarter and first six months of fiscal 1998, these expenses were primarily attributable to the interest costs on the line of credit and, to a lesser extent, to foreign currency transaction losses. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the Company has established a borrowing line denominated in the two foreign currencies (the French Franc and the Belgian Franc) in which the subsidiaries currently conduct business to minimize this risk, there can be no assurance that the Company will be successful or can fully hedge its outstanding exposure.

     Provision for Income Taxes. The Company's effective tax rate was approximately 35% and 36% in the first six months of fiscal 1999 and 1998, respectively. The effective tax rate is less than the combined Federal and state statutory rates due primarily to the favorable Federal and state tax treatment afforded the Company's foreign sales corporation and the favorable state tax treatment of certain of the Company's interest income.

Liquidity and Capital Resources

     At March 27, 1999, working capital was approximately $93 million, and cash, cash equivalents and short-term investments totaled $65 million. The cash, cash equivalents and short-term investments balance decreased approximately $11 million from September 26, 1998 primarily due to payments for facility renovations and payments against the European line of credit. The Company finances certain sales to Latin America over a two-to-three year time-frame. At March 27, 1999, the Company had total accounts receivable outstanding of approximately $7.7 million relating to these sales, of which $1.9 million were long-term and included in other assets. As of March 27, 1999, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment. As a result, the Company increased it's bad debt reserve in the second quarter. In the first six months of 1999, the Company purchased approximately $8.1 million of property and equipment, which consisted primarily of building improvements, furniture and fixtures for the new building and, to a lesser extent, computers. The Company purchased this 200,000 square foot building for approximately $20 million in cash in fiscal 1998 and moved its headquarters into this facility on January 25, 1999.

     On April 28, 1999, the Company signed a purchase and sale agreement to acquire DRC. DRC is a development stage company that manufactures digital X-ray systems for medical imaging and non-destructive testing applications. In connection with the acquisition, the Company expects to incur monthly expenditures of approximately $1-1.5 million to fund DRC's ongoing operations and commercialization of its products until meaningful revenue is achieved. Under the terms of the agreement, Hologic will purchase DRC for approximately $30 million, comprised of $10 million in cash and 2.5 million shares of Hologic common stock. In addition, Hologic may be required to pay additional monies if the market value of the Company's common stock issued pursuant to the terms of this agreement falls below $20 million. The closing of this acquisition is subject to satisfaction of certain terms and conditions.

     Except as set forth above, the Company does not have any significant capital commitments. The Company believes that existing sources of liquidity will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

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

     The Company has evaluated its DXA products in production and they are currently Y2K compliant as of the end of January 1999. The Company has also identified certain older models of its DXA products that will need computer hardware upgrades to become Y2K compliant. The Company plans to make this software available, at the Company's expense, to its customers by the end of May 1999 as this software is currently in beta testing. These costs are not expected to be material. The Company believes that its Sahara ultrasound bone sonometer is currently Y2K compliant.

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

Item 1.   Legal Proceedings.
     No material litigation.

Item 2.   Changes in Securities.
     None.

Item 3.   Defaults Upon Senior Securities.
     None.

Item 4.   Submission of Matters to a Vote of Security-Holders.

     The Company held its Annual Meeting of Stockholders on February 23, 1999 and adjourned the meeting until March 9, 1999 for the purpose of voting on proposal 2. At the February 23rd meeting, a total of 11,258,486 shares or 84% of the Common Stock issued and outstanding as of the record date, were represented at the meeting in person or by proxy. Set forth below is a brief description of each matter voted upon at the meetings and the voting results with respect to each matter.



     1. A proposal to elect the following seven persons to serve as members of the Company's Board of Directors for the ensuing year and until their successors are duly elected:

  Name                     For               Withheld       Abstain
  -------------------      ----------        --------       -------
  S. David Ellenbogen      11,150,034        108,452           0
  Irwin Jacobs             11,148,572        109,914           0
  Steve L. Nakashige       11,148,012        110,474           0
  William A. Peck          11,150,034        108,452           0
  Gerald Segel             11,148,341        110,145           0
  Jay A. Stein             11,150,034        108,452           0
  Elaine Ullian            11,150,034        108,452           0

     2.   A proposal to approve the Company's 1999 Equity Incentive Plan.

          For: 5,291,707      Against: 4,373,001     Abstain: 43,229

     3. A proposal to ratify the appointment of Arthur Andersen, LLP as independent public accountants of the Company.

          For: 11,182,460    Against: 54,337      Abstain: 21,198

Item 5.   Other Information.
     None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits furnished:
          (10) Hologic, Inc. Amended and Restated 1999 Equity
          Incentive Plan
          (27) Financial Data Schedule

     (b)  Reports on Form 8-K:
          None.

                    HOLOGIC, INC. AND SUBSIDIARIES

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Hologic, Inc.
                                   (Registrant)



May 11, 1999                 /s/ S. David Ellenbogen
------------                 ------------------------
Date                          S. David Ellenbogen
                              Chairman and Chief Executive Officer





May 11, 1999                  /s/ Glenn P. Muir
------------                  --------------------------
Date                          Glenn P. Muir
                              Vice President, Finance and Treasurer
                              (Principal Financial and Chief
                               Accounting Officer)