Form 10-Q
period 1999-06-26
HOLOGIC INC
filed 1999-08-10
CIK 859737

16



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC.  20549

                            FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 26, 1999

                              or

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


As of August 5, 1999 15,296,489 shares of the registrant's Common
Stock, $.01 par value, were outstanding.






                 HOLOGIC, INC. AND SUBSIDIARIES

                              INDEX



                                                         Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets
          June 26, 1999 and September 26, 1998             3

          Consolidated Statements of Operations
          Three and Nine Months Ended June 26, 1999
          and June 27, 1998                                4

          Consolidated Statements of Cash Flows
          Nine Months Ended June 26, 1999
          and June 27, 1998                                5

          Notes to Consolidated Financial Statements       6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations               9


PART II - OTHER INFORMATION                               13


SIGNATURES                                                14






                 PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                 HOLOGIC, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                         (in thousands)

                             ASSETS

                                                      June 26,   September 26,
                                                       1999          1998
                                                      --------    -----------
    Cash and cash equivalents...................      $38,376       $48,423
    Short-term investments......................       19,786        27,479
    Accounts receivable, less reserves of
        $3,287 and $2,100, respectively.........       30,418        29,287
    Inventories.................................       19,967        20,438
    Prepaid expenses and other current assets...        6,843         6,221
                                                      --------      -------
          Total current assets..................      115,390       131,848
                                                      --------      -------
   PROPERTY AND EQUIPMENT, at cost:
    Equipment...................................       15,771         8,633
    Furniture and fixtures......................        3,121         1,910
    Land........................................       10,002             -
    Building and improvements...................       28,698             -
    Leasehold improvements......................          605         1,729
    Construction in progress....................            -        20,066
                                                     --------      --------
                                                       58,197        32,338
    Less- Accumulated depreciation
        and amortization.......................         7,083         6,440
                                                      -------       --------
                                                       51,114        25,898
   Other assets, net...........................        14,728        14,851
                                                      -------       -------
                                                     $181,232      $172,597
                                                     ========      ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     June 26,   September 26,
                                                       1999         1998
                                                     --------   -------------
   CURRENT LIABILITIES:
    Line of credit.............................      $ 1,090        $ 3,799
    Accounts payable...........................        5,506          5,497
    Accrued expenses...........................       11,007         12,453
    Deferred revenue...........................       10,278         10,466
                                                     -------         ------
           Total current liabilities...........       27,881         32,215
                                                     -------         -------
   STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
    Authorized - 1,623 shares
    Issued and outstanding - none..............           --            --
   Common stock, $.01 par value-
    Authorized - 30,000 shares
    Issued - 15,274 and 13,378
      shares, respectively....................           153            134
    Capital in excess of par value............       109,392         95,100
    Retained earnings.........................        45,603         46,187
    Cumulative translation adjustment.........        (1,333)          (575)
    Treasury stock, at cost, 45 shares........          (464)          (464)
                                                     --------       -------
         Total stockholders' equity...........       153,351        140,382
                                                     --------       -------
                                                    $181,232       $172,597
                                                    =========      ========


        The accompanying notes are an integral part of these consolidated financial statements.



                 HOLOGIC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
              (in thousands, except per share data)

                                  Three Months Ended      Nine Months Ended
                                 June 26,     June 27,   June 26,     June 27,
                                   1999         1998       1999         1998
                                 --------     -------    -------      -------
REVENUES:
 Product sales.................  $19,303      $33,569     $62,014     $88,163
 Other revenues................      705          857       1,987       2,580
                                 -------      -------     -------      ------
                                  20,008       34,426      64,001      90,743
                                 -------       ------     -------      ------
COSTS AND EXPENSES:
 Cost of product sales........    12,093       15,910      36,416      43,312
 Research and development.....     3,215        2,335       8,316       7,180
 Selling and marketing........     4,816        8,188      14,786      22,777
 General and administrative...     2,953        2,711       8,000       7,287
                                 -------       ------      ------      ------
                                  23,077       29,144      67,518      80,556
                                 -------       ------      ------      ------
     (Loss) income from
          operations..........    (3,069)       5,282      (3,517)     10,187

 Interest income..............       848        1,629       3,249       4,410

 Other expense................      (167)        (122)       (651)       (324)
                                  --------      ------     -------     -------

    (Loss) income before
       (benefit) provision
       for income taxes.......    (2,388)       6,789        (919)     14,273

(BENEFIT) PROVISION
  FOR INCOME TAXES...........     (  855)       2,500        (335)      5,200
                                  --------     ------       -------    ------
     Net (loss) income.......    $(1,533)      $4,289     $  (584)     $9,073
                                 ========      =======    =========    ======
NET (LOSS) INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE:
     Basic earnings
         per share...........     $ (.11)       $ .32      $ (.04)     $ .69
                                  =======       =====      =======     =====
     Diluted earnings
         per share...........     $ (.11)       $ .31      $ (.04)     $ .66
                                  ======        =====      ======      ======

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING...     13,841       13,334      13,515     13,221
                                  ======       ======      ======     ======
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 ASSUMING DILUTION...........     13,841       13,807      13,515     13,785
                                  ======       ======      ======     ======




The accompanying notes are an integral part of these consolidated financial statements.



                 HOLOGIC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)

                                                         Nine Months Ended
                                                      June 26,       June 27,
                                                        1999           1998
                                                      --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income...............................     ($584)          $9,073
  Adjustments to reconcile net (loss) income
   to net cash provided by operating activities-
     Depreciation and amortization................     2,086            1,225
     Compensation expense related to
      issuance of stock and stock options.........       192              217
     Changes in assets and liabilities net
      of acquisition of DRC-
        Accounts receivable.......................     1,192           (2,514)
        Inventories...............................     3,759           (4,792)
        Prepaid expenses and other current assets.       211             (711)
        Accounts payable..........................      (757)             620
        Accrued expenses..........................    (2,202)           3,553
        Deferred revenue..........................      (188)           7,431
            Net cash provided by                      -------          ------
              operating activities................     3,709           14,132
                                                      -------          ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of held-to-maturity investments........   (32,277)         (60,324)
  Sales of held-to-maturity investments...........    38,361           66,331
  Acquisition of Direct Radiography Corporation...    (8,218)              --
  Purchases of property and equipment, net........    (8,187)          (2,128)
  Increase in other assets........................      (201)          (2,735)
                                                     --------          -------
            Net cash (used in) provided by
              investing activities................   (10,522)           1,144
                                                     --------           ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in line of credit.......    (2,708)           1,075
  Net proceeds from sale of common stock
   pursuant to options, stock grants and
   employee stock purchase plans..................       164            1,300
  Tax benefit from stock options exercised........        43              340
                                                      ------            -----
            Net cash used in) provided by
              financing activities................    (2,501)           2,715
                                                      -------           -----

EFFECT OF EXCHANGE RATE CHANGES ON CASH...........      (735)            (152)
                                                      -------           ------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS................................   (10,048)          17,838
CASH AND CASH EQUIVALENTS, beginning of period....    48,423           28,092
                                                     --------          ------
CASH AND CASH EQUIVALENTS, end of period..........   $38,376          $45,930
                                                     =======          =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
            Income taxes..........................    $2,500           $3,603
                                                      ======           ======
            Interest..............................       $94              $85
                                                         ===              ===
 Acquisition of Direct Radiography
     Corporation in 1999:
            Fair value of assets acquired.........   $23,668              $--
            Liabilities assumed...................    (1,522)              --
            Cash paid.............................    (7,216)              --
            Acquisition costs incurred............    (1,002)              --
                                                     --------           ------
            Fair value of stock issued............   $13,929               $--
                                                     =======             =====


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

      The consolidated balance sheet as of June 26, 1999, the consolidated statements of operations for the three and nine months ended June 26, 1999 and June 27, 1998 and the consolidated statements of cash flows for the nine months ended June 26, 1999 and June 27, 1998, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

      The results of operations for the three and nine months ended June 26, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 25, 1999.

(2)  Acquisition

     On June 3, 1999, pursuant to a securities purchase agreement
dated   April  28,  1999,  as  amended,  between  Hologic,   Inc.
(Hologic),   Sterling  Diagnostic  Imaging,  Inc.,   a   Delaware
corporation ("SDI") and SDI Investments, LLC, a Delaware limited liability company ("SDI Investments") (the "Securities Purchase Agreement"), Hologic purchased 100% of the issued and outstanding shares of capital stock of Direct Radiography Corporation Holding Corp., the parent company of Direct Radiography Corp. (DRC), a manufacturer of digital X-ray systems for medical imaging and non-destructive testing applications. On June 3, 1999, pursuant to a Contract of Sale between Glasgow Land Company ("Contract of Sale"), Hologic also purchased from Glasgow Land Company, LLC, a Delaware limited liability company and a wholly-owned subsidiary of SDI Investments, the land and buildings in Glasgow, Delaware at which DRC conducts its business. Hologic intends to continue to conduct the business operations of DRC as conducted prior to the acquisition. The aggregate purchase price for the stock of
DRC   Holding   and  for  the  real  estate  and  buildings   was
approximately $20,000,000, of which approximately $7,000,000 was paid in cash and of which approximately $13,000,000 was paid by delivery of 1,857,142 shares of Hologic's Common Stock, par value $.01 per share (the "Purchase Price"). In connection with the acquisition, Hologic incurred $1,002,000 of acquisition costs.

     Unaudited pro forma operating results for the Company for the three and nine month periods ended June 26, 1999, and June
27,  1998, assuming the DRC Acquisition occurred on September 28,
1997, are as follows:

                                     Three Months Ended     Nine Months Ended
                                   June 26,     June 27,   June 26,    June 27,
                                     1999         1998       1999        1998
                                   -------      ------     -------     -------
                                        (In thousands, except per share data)

 Net sales......................   $20,614      $34,426     $66,372    $90,743
 Net (Loss) Income..............   $(3,211)      $1,269     $(5,951)     $(198)
 Basic Net (Loss) Income
      Per Share.................     $(.21)        $.09       $(.40)     $(.01)
 Diluted Net (Loss) Income
      Per Share.................     $(.21)        $.08       $(.40)     $(.01)


(3)  Sales of Division

     On  June  29,  1999,  the  Company  sold  the  Medical  Data
Management ("MDM") division to Synarc, Inc., a privately held imaging provider, in exchange for a minority ownership position in Synarc, Inc. MDM was formed in 1992 to provide quality assurance and data management services to the pharmaceutical industry. Revenues from MDM for the first nine months of fiscal 1999 were $1,200,000. The sale of MDM did not result in any gain or loss to the Company.

(4)  Summary of Significant Accounting Policies

      The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

(a)   Inventories:  Inventories are stated at the lower  of  cost
(first-in, first-out) or market and consist of the following:

                                             June 26,     September 26,
                                               1999           1998
                                            ---------      -----------
                                                   (in thousands)

Raw materials and work-in-process........    $13,609         $13,859
Finished goods...........................      6,358           6,579
                                             --------        -------
                                             $19,967         $20,438
                                             =======         =======

      Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(b) Earnings Per Share: A reconciliation of basic and dilutive share amounts are as follows:

                                    Three Months Ended      Nine Months Ended
                                  June 26,      June 27,   June 26,     June 27,
                                    1999          1998       1999         1998
                                  -------        -----     -------       ------
                                                   (in thousands)
Weighted average common
 shares outstanding..............  13,841        13,334      13,515      13,221
Common stock equivalents
 outstanding pursuant to the
 treasury stock method...........      --           473          --         564
Weighted average number of         -------        -----       ------     -------
 common shares outstanding
 assuming dilution...............  13,841        13,807      13,515       3,785
                                   =======       ======      ======       ======


     Anti-dilutive shares of 1,596 and 1,099 for the three and nine months ended June 26, 1999, respectively, and 442 and 344 for the three and nine months ended June 27, 1998, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding.


(5)  Line of Credit

      The Company has an international line of credit with a bank for the equivalent of $3.0 million, which bears interest at PIBOR plus 1.50%. The borrowings under this line are denominated in the local currency of its European subsidiaries and are primarily used by these subsidiaries to settle intercompany sales.

(6)  Concentration of Credit Risk

     The  Company  sells  certain of its  systems  to  a  leasing
company, which in turn leases the systems to third parties.   The
leasing company accounted for 7% and 39% of product sales in the nine months ended June 26, 1999 and June 27, 1998, respectively. The Company finances certain sales to Latin America over a two-to-three year time-frame. At June 26, 1999, the Company had total accounts receivable outstanding of approximately $7.1 million relating to these sales, of which $1.5 million were long-term and included in other assets. As of June 26, 1999, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these
countries  may  increase the likelihood  of  non-payment.   As  a
result, the Company increased its bad debt reserve in the second and third quarters of fiscal 1999.

 (7) Recent Accounting Pronouncements

      In July 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS No. 131") Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise, as defined. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to disclose similar prior period information upon adoption. The Company will adopt this statement in their fiscal 1999 year-end financial statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments investments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

(8)  Land, Building and Improvements

     In fiscal 1998, the Company purchased a 200,000 square foot building for approximately $20 million in cash, and has incurred approximately $5 million for renovations. The Company moved its headquarters and manufacturing into this facility on January 25, 1999. The Company began to amortize the cost of the building straight-line over 40 years in the second quarter of fiscal 1999.

(9)  Comprehensive (Loss) Income

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


                                     Three Months Ended     Nine Months Ended
                                    June 26,    June 27,   June 26,   June 27,
                                     1999        1998       1999        1998
                                    -------     --------    ------     -------
                                                (in thousands)

Net (loss) income as reported...    $(1,533)     $4,289      $(584)     $9,073
Foreign currency translation
   adjustment...................       (219)         55       (758)       (152)
                                    --------     ------       ------    -------
Comprehensive (loss) income.....    $(1,752)     $4,344    $(1,342)     $8,921
                                    ========     ======    ========     =======







           PART I - FINANCIAL INFORMATION (Continued)

Item 2.        Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                 HOLOGIC, INC. AND SUBSIDIARIES

Results of Operations

     The Company's results of operations have and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including the Company's recent acquisition of Direct Radiography Corp. ("DRC"), the introduction of new products or product enhancements by the Company or its competitors, the timing of FDA approvals or clearances for such introductions, the overall state of health care and cost containment efforts, the development status and demand for drug therapies to treat osteoporosis, the status and amount of reimbursement for approved procedures, the use of mini c-arms in minimally-invasive surgical procedures, the availability of financing alternatives, including fee-per-scan programs, for the Company's products, the Company's abilities to re-market equipment returned to Fleet under the strategic alliance program, dependence on Physician Sales and Service, Inc. to broaden the sales of the Company's product to the primary care market, economic conditions in the Company's markets, the timing of orders, the timing of expenditures in anticipation of future sales, the mix of products sold by the Company, and pricing and other competitive conditions.

      On June 3, 1999, the Company completed the acquisition of Direct Radiography Corp. ("DRC") and the land and buildings at which it conducts its business for approximately $20 million. DRC is a development stage manufacturer of digital x-ray systems for medical imaging and non-destructive testing applications.

      Revenues. Total revenues for the third quarter of fiscal 1999 decreased 42% to $20.0 million from $34.4 million in the third quarter of fiscal 1998. Total revenues for the current nine month period decreased 30% to $64.0 million from $90.7 million for the first nine months of fiscal 1998. These decreases were primarily due to a decrease in the total number of domestic DXA bone densitometer product shipments, especially to the primary care market including strategic alliance sales to a leasing company. This leasing company discontinued the placement of new bone densitometers under the strategic alliance program in February 1999. The decrease in DXA sales was partially offset by an increase in the number of mini c-arm product sales, primarily from the Company's recently introduced Premier system. In the current quarter, revenues also decreased due to fewer shipments of Sahara (the Company's ultrasound bone sonometer) in the U.S. market as compared to the same quarter last year. In the current nine month period, the decrease in revenues was partially offset by an increase in the number of Sahara product sales. In the current quarter, revenues from DRC were approximately $173,000.

     Other revenues decreased for the current three and nine month periods due to a decrease in royalties from the license of the Company's technology to Vivid Technologies, Inc. and a decrease in revenues relating to medical data management services provided to pharmaceutical companies to assist in the collection and monitoring of clinical trial data. Partially offsetting these decreases was an increase in additional fee-per-scan revenues.

       On  June  29,  1999,  the Company sold  the  Medical  Data
Management ("MDM") division to Synarc, Inc., a privately held imaging provider, in exchange for a minority ownership position in Synarc, Inc. Revenues from MDM for the first nine months of fiscal 1999 were $1,200,000. The sale of MDM did not result in any gain or loss to the Company.

      Total revenues for the third quarter of fiscal 1999 increased slightly from $19.4 million in the immediately preceding quarter. This increase was primarily due to increased sales of the Company's mini c-arm (Premier) and ultrasound (Sahara) products.

     In the first nine months of fiscal 1999, approximately 64% of product sales were generated in the United States, 23% in
Europe, 7% in Asia, and 6% in other international markets. In the first nine months of fiscal 1998, approximately 73% of product sales were generated in the United States, 17% in Europe, 6% in other international markets, and 4% in Asia.

      Costs and Expenses. The cost of product sales increased as a percentage of product sales to 63% in the current quarter from 47% in the same quarter of fiscal 1998. The cost of product sales increased as a percentage of product sales to 59% in the current nine month period of fiscal 1999 from 49% in the same nine month period of fiscal 1998. In the current quarter and nine month periods, these costs increased as a percentage of product sales primarily due to a decrease of approximately 50% in the number of DXA bone densitometers sold and, to a lesser extent, lower average selling prices. In addition, the current periods include manufacturing costs of approximately $700,000 related to DRC. The reduction in DXA sales volume and the low sales volume of digital imaging plates resulted in the under absorption of fixed manufacturing costs.

      Research and development expenses increased 38% to $3.2 million (16% of total revenues) in the current quarter from $2.3 million (7% of total revenues) in the third quarter of fiscal 1998. For the current nine month period, research and development expenses increased 16% to $8.3 million (13% of total revenues) from $7.2 million (8% of total revenues) for the first nine months of 1998. The increase in research and development expenses in 1999 is primarily due to the acquisition of DRC which added approximately $500,000 of research and development expenses and the addition of engineering personnel and outside consultants working on the development of new products and product enhancements.

     Selling and marketing expenses decreased 41% to $4.8 million (25% of product sales) in the current quarter from $8.2 million (24% of product sales) in the third quarter of fiscal 1998. For the current nine month period, selling and marketing expenses decreased 35% to $14.8 million (24% of product sales) from $27.8 million (26% of product sales) for the first nine months of 1998. The decrease in selling and marketing expenses in 1999 is primarily due to a decrease in sales commissions paid to PSS based on the lower sales volume in the primary care market in the United States. Selling and marketing expenses related to DRC were approximately $100,000 for the current periods.

      General and administrative expenses increased 9% to $3.0 million (15% of total revenues) in the current quarter from $2.7 million (8% of total revenues) in the third quarter of fiscal 1998. During the first nine months of fiscal 1999, general and administrative expenses increased 10% to $8.0 million (13% of total revenues) from $7.3 million (8% of total revenues) in the first nine months of 1998. These increases in general and administrative expenses in fiscal 1999 were primarily due to an increase in the accounts receivable reserve of approximately $900,000 related to the Company's foreign receivables, especially in Brazil. In addition, the current periods include general and administrative expenses of approximately $120,000 related to DRC.

       Total   costs   and  expenses  related  to   DRC   totaled
approximately $1.5 million for the one month included in the current periods. The Company expects to continue to incur significant costs and expenses at DRC for the foreseeable future as efforts are placed on developing and commercializing its digital systems.

     In the third quarter of 1999, the Company implemented a cost-reduction strategy in an effort to reduce operating expenses. The Company reduced its U.S. workforce by approximately 10%
through  attrition  and a corporate downsizing.   A  strategy  to
streamline operations and reduce discretionary spending for its existing business was also implemented. The severance expenses incurred in connection with the downsizing were offset by the cost savings achieved through the reduction in discretionary
spending  in  the  third  quarter of fiscal  1999.   The  Company
expects the cost savings discussed above to be fully realized in the fourth quarter of fiscal 1999.

      Interest Income. Interest income decreased to $848,000 in the current quarter from $1.6 million in the same quarter of fiscal 1998 and decreased to $3.2 million in the current nine month period from $4.4 million in the comparable period in fiscal 1998 as the Company held a lower investment base than in the prior year, due to the Company's use of funds to purchase a new facility and for the acquisition of DRC.

      Other Expense. The Company incurred other expense of $167,000 and $122,000 for the third quarter of fiscal 1999 and 1998, respectively. For the first nine months of fiscal 1999 and 1998, the Company incurred other expense of $651,000 and $324,000 respectively. In the current quarter and nine month periods, these expenses include foreign currency transaction losses and interest costs on the line of credit established for use by the Company's European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions. For the third quarter and first nine months of fiscal 1998, these expenses were primarily attributable to the interest costs on the line of credit and, to a lesser extent, to foreign currency transaction losses. To the extent that foreign currency exchange rates fluctuate in the future, the Company may be exposed to continued financial risk. Although the Company has established a borrowing line denominated in the two foreign currencies (the French Franc and the Belgian Franc) in which the subsidiaries currently conduct business to minimize this risk, there can be no assurance that the Company will be successful or can fully hedge its outstanding exposure.

      (Benefit) Provision for Income Taxes. In the first nine months of fiscal 1999, the Company has a benefit for income taxes as a result of the current year's loss. The Company's effective tax rate was approximately 36% in the first nine months of fiscal 1998. The effective tax rate is less than the combined Federal and state statutory rates due primarily to the favorable Federal and state tax treatment afforded the Company's foreign sales corporation and the favorable state tax treatment of certain of the Company's interest income.


Liquidity and Capital Resources

      At June 26, 1999, working capital was approximately $88.0 million, and cash, cash equivalents and short-term investments totaled $58.0 million. The cash, cash equivalents and short-term investments balance decreased approximately $18.0 million from September 26, 1998 primarily due to payments for the DRC acquisition and for facility renovations. Included in other assets were marketable securities with maturities exceeding one year totaling $9.0 million. The Company finances certain sales to Latin America over a two-to-three year time-frame. At June 26, 1999, the Company had total accounts receivable outstanding of approximately $7.1 million relating to these sales, of which $1.5 million were long-term and included in other assets. Due to the economic and currency related uncertainties in these countries, the Company increased its bad debt reserve by approximately $900,000 in the current fiscal year. In the first nine months of 1999, the Company purchased approximately $8.2 million of property and equipment, which consisted primarily of building improvements, furniture and fixtures for the new building and, to a lesser extent, computers. The Company purchased this 200,000 square foot building for approximately $20.0 million in cash in fiscal 1998 and moved its headquarters into this facility on January 25, 1999. To date, the Company has incurred approximately $5.0 million for renovations to this building. On June 3, 1999, the Company acquired DRC and the building in which it conducts its operations for approximately $7 million in cash plus approximately 1.9 million shares of common stock.

     Except as set forth above, the Company does not have any significant capital commitments. The Company believes that existing sources of liquidity will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

Year 2000 Readiness Disclosure

      The year 2000 (Y2K) issue is the potential for system and processing failure of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize date-sensitive information when the year changes to 2000 could generate system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar ordinary business activities. The Company has defined Y2K compliance as the ability for the Company, its products and suppliers to continue normal business activities in the year 2000 and beyond.

     The Company has evaluated the Y2K issue with respect to its financial and management information systems, its products and its suppliers. At this point in its assessment, the Company is not currently aware of any Y2K problems that are reasonably likely to have a material adverse effect on the Company's business, results of operations or financial condition, without taking into account the Company's efforts to avoid such problems. The Company believes that its accounting and information systems are currently compliant as a result of installing an upgrade version of the software made available through the annual maintenance contract. The Company also uses other application hardware and software which the Company believes to be Y2K complaint. There is a risk that, notwithstanding its internal review, if the Company has not properly identified all year 2000 compliance issues with respect to its management and information systems, the Company may not be able to implement all necessary changes to these systems on a timely basis and within budget.
Such a failure could result in a material disruption to the Company's business, including the inability to track and fill orders on a timely basis, which could have a material adverse effect on its business, results of operations or financial condition.

     The Company has its bone densitometer products in production and believes them to be year 2000 compliant. The Company has also undertaken a general review of its previously sold bone densitometer products and determined that many of those products will need software upgrades to become year 2000 compliant. The Company has developed a year 2000 compliant software upgrade for these systems and plans to make it available to its customers, at its expense. The Company does not expect these costs to be material. Some customers will need computer hardware upgrades in addition to the software upgrades to become year 2000 compliant.

      The Company is also exposed to the risk that it could experience material shipment delays from its major component suppliers or material sales delays from its major customers due to year 2000 issues relating either to their management information or production systems. The Company has inquired of these suppliers in an attempt to ascertain their year 2000 readiness. Although the Company does not currently anticipate that it will experience any material shipment delays from their major product suppliers or any material sales delays from its major customers due to year 2000 issues, these third parties could experience year 2000 problems that could have a material adverse effect on the Company's business, results of operations or financial condition.

     Apart from its activities described above, the Company does not have and does not plan to develop a contingency plan to address Y2K issues. Should any unanticipated significant Y2K issues arise, the Company's failure to implement such a contingency plan could have a material adverse affect on its business, results of operations or financial condition.

      To the extent that the Company does not identify any material non-compliant year 2000 issues affecting the Company or third parties, such as the Company's suppliers, service providers and customers, the most reasonably likely worst case year 2000 scenario is a systemic failure beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption in United States or global business activities that could result in a significant economic downturn. The Company believes that the primary business risks, in the event of such failure or other disruption, would include but not be limited to, loss of customers or orders, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

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

Item 3.   Defaults Upon Senior Securities.
     None.

Item 4.   Submission of Matters to a Vote of Security-Holders.
     None.

Item 5.   Other Information.
     None.

Item 6.   Exhibits and Reports on Form 8-K.
     (a)  Exhibits furnished:
          (27) Financial Data Schedule

     (b)  Reports on Form 8-K:
          8-K filed on June 18, 1999
          8-K/A filed on August 6, 1999


                HOLOGIC, INC. AND  SUBSIDIARIES


                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                   Hologic, Inc.
                                   (Registrant)



August 10, 1999               /s/    S. David Ellenbogen
---------------               ---------------------------
Date                          S. David Ellenbogen
                              Chairman and Chief Executive
                                Officer





August 10, 1999               /s/    Glenn P. Muir
---------------               ---------------------------
Date                          Glenn P. Muir
                              Vice President, Finance and
                               Treasurer
                              (Principal Financial and Chief
                                 Accounting Officer)