Form 10-K405
period 1999-09-25
HOLOGIC INC
filed 1999-12-23
CIK 859737

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:    SEPTEMBER 25, 1999
                              ------------------
                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

Commission File Number:     0-18281
                            -------

                                 HOLOGIC, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



        Delaware                                          04-2902449
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

        35 CROSBY DRIVE, BEDFORD,                      MASSACHUSETTS    01730
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (781) 999-7300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
10-K.    X
       -----
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of November 30, 1999 was $82,250,878 based on the price of the last reported sale on the Nasdaq National Market System on that date.

As of December 16, 1999 there were 15,302,799 shares of the registrant's Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
None.

INTRODUCTORY STATEMENT

     We have made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include statements of our plans, objectives, expectations and intentions. Also, when we use words such as "may," "will," "should," "could," "would," "expects," "anticipates," "believes," "plans," "intends," "estimates," "is being" or "goal" or other variations of these terms or comparable terminology, we are making forward-looking statements. These statements, which include statements relating to the timing and availability of products under development, our ability to market such products once developed, the anticipated growth or expansion of the markets for our products, and other matters are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. You should note that many factors could affect our future financial results and could cause these results to differ materially from those expressed in our forward-looking statements. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 7 below as well as those discussed elsewhere in this report.

                                    PART I

ITEM 1.  BUSINESS

     We are a leading supplier of high quality, innovative and clinically valuable diagnostic systems and tests. We develop, manufacture and market X-ray bone densitometers and ultrasound bone analyzers that address a growing market for osteoporosis prevention and treatment -- a key element of women's health care. Our systems are used by more leading medical schools, universities and osteoporosis opinion leaders than any other bone densitometer. Our Quantitative Digital Radiography (QDR/(R)/) X-ray bone densitometers are used for the precise measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases.

     Direct Radiography Corp., one of our wholly owned subsidiaries, provides dose-efficient, high productivity direct-to-digital X-ray image capture systems for the medical and nondestructive testing markets. Direct Radiography Corp. manufactures DirectRay(R) digital X-ray detectors and markets the detectors as a component for original equipment manufacturers, known as OEMs, to incorporate into their own products.

     FluoroScan Imaging Systems, Inc., another of our wholly owned subsidiaries, distributes low intensity, real time mini c-arm X-ray imaging devices that address a trend towards minimally invasive surgery. These systems provide surgeons with high-resolution images at radiation levels and at a cost well below those of conventional X-ray and fluoroscopic equipment.

     We maintain an active research and development program dedicated to bringing a continuing series of new products to market and to maintaining our position as a technology leader in the fields of bone densitometry, direct-to-digital imaging and mini c-arm systems.

     We were incorporated in Massachusetts in October 1985 and reincorporated in Delaware in March 1990. We view our operations and manage our business as principally three operating segments: bone assessment products, direct-to-digital imaging products, and mini c-arm imaging products. We have provided financial information concerning these segments in Item 8 of this report, Financial Statements and Supplementary Data. The Hologic logo is one of our service marks. QDR, QDR-1000, ACCLAIM and Sahara are our registered trademarks. QDR-1000W, QDR 1000plus, QDR-2000, QDR 2000plus, QDR 4500, QDR 4500A, QDR
4500SL, QDR 4500W, QDR 4500C, Delphi, FluoroScan, FluoroScan I, FluoroScan II, FluoroScan III, Premier, Officemate, FluoroScan Imaging Systems, DirectRay, iiRAD, EPEX, RADEX and Direct Radiography and UBA 575+ are other trademarks that we own.

BONE ASSESSMENT PRODUCTS

  Overview

  Osteoporosis. Osteoporosis is a condition characterized by reduced bone density that leads to an increased risk of fractures. Bone is a dynamic organ that is maintained through a process referred to as remodeling in which old bone is removed through a process referred to as resorption, and new bone is formed. In early adulthood, the levels of bone resorption and bone formation are generally balanced, with the quantity and distribution of bone throughout the body varying over time depending on muscle mass, strength and use. When remodeling does not function properly, and resorption exceeds formation, the result is a net loss of bone mass and density, often causing diminished structural integrity of the skeleton, particularly of the trabecular "spongy" bone, and an increased risk of fracture.

  According to the National Osteoporosis Foundation, 28 million Americans, 80% of whom are women, and approximately 250 million people worldwide, suffer from osteoporosis. Osteoporosis typically develops silently over a period of years, eventually progressing to a point where a fracture can easily occur, causing pain and disability. The post-menopausal female population has the highest incidence of osteoporosis and the highest rate of loss of quality of life and mortality due to osteoporosis. The National Osteoporosis Foundation estimates that in the United States osteoporosis contributes to more than 1.5 million fractures annually, and the costs to the U.S. healthcare system to treat these osteoporosis-related fractures exceed $14 billion annually. Furthermore, it is estimated that women can lose up to 20% of their bone mass in the 5-7 years following menopause. Hip fractures lead to the most serious consequences. According to the National Osteoporosis Foundation, as many as one in every five hip fracture patients dies from complications within a year after fracture, one in every four requires long-term care and an even higher percentage of hip fracture patients never return to an active and independent lifestyle. According to the World Health Organization, the "aging of America" could increase the incidence of hip fracture by as much as 280% by the year 2040.

  Osteoporosis is often thought to be an inevitable and untreatable consequence of aging. We believe that the recent development and introduction of new drug therapies, the aging of the population, and an increased focus on women's health issues and preventive medical practices has created a growing awareness among patients and physicians that osteoporosis is treatable.

  Therapies.   Pharmaceutical companies are investing considerable resources in the development of new therapies to treat osteoporosis, and in marketing initiatives designed to increase the awareness that osteoporosis is treatable. As a result of the recent introduction of new therapies to treat and prevent osteoporosis, the market for osteoporosis therapies has grown to over $1 billion annually. In September 1995, the FDA approved Merck's drug Fosamax for the treatment of osteoporosis. In April 1997, the FDA approved an expansion of the permitted use for Fosamax to include the prevention of osteoporosis. In December 1997, the FDA approved Eli Lilly's drug Evista(R) for the prevention of osteoporosis. The FDA has recently expanded this approval to encompass additional indications for the need for treatment. Proctor & Gamble is expected to receive FDA approval for their new osteoporosis therapy in 2000. Many clinical studies are underway as well by these and other pharmaceutical companies for the development of drugs to prevent and treat osteoporosis. Many of these new drugs, including Fosamax and Evista, are demonstrating that they may be able to slow down or even reverse bone loss in patients suffering from osteoporosis or at risk of suffering from the disease.

  Diagnosis and Monitoring of Osteoporosis. Since our introduction of the first DXA bone densitometer in 1987, dual-energy X-ray absorptiometry has become the primary means of measuring bone density. The most advanced DXA systems can be used to measure the bone density of the whole body, or any site, including the most important fracture sites of the hip or spine. As a result of their precision and versatility, DXA systems have become the predominant means of evaluating low bone density before fractures occur and monitoring changes in a patient's bone density in response to therapies.

  In addition to low bone density, the presence of a vertebral fracture is an important indicator of the risk of a future fracture. Numerous studies have determined that patients with a single spine fracture have four to five times the risk of future spine fracture and twice the risk of future hip fracture. However, fractures of the spine are often difficult to diagnose in the course of typical clinical evaluation, because the most prevalent fractures do not have symptoms, and the conventional lateral spine X-ray test is not commonly ordered, due to its inconvenience and high dose. As a result, only about one in four spine fractures are recognized clinically, and the evaluation of a patient's risk for osteoporosis usually does not include consideration of a spine fracture, despite the demonstrated importance of this information. Our recently introduced Delphi DXA system, which is capable of providing a combination of bone mineral density assessment and spine fracture assessment, should significantly improve the clinician's ability to accurately target therapy to treat and prevent osteoporosis.

  Ultrasound has long been used in medical testing. However, the use of ultrasound for the detection of osteoporosis was not commercially introduced until recently, and then only in some foreign countries. Ultrasound measurement has concentrated mainly on the heel, which is comprised primarily of spongy trabecular bone, as a measuring site. Initial clinical trials of ultrasound systems have indicated a significant association of low ultrasonic bone measurements of the heel and the risk of fracture. Major advantages of ultrasound examination are the complete absence of radiation and the small size and low cost of the equipment. Ultrasound devices do not use X-rays in making their measurements and therefore do not require X-ray licensing or registered operators. However, because ultrasound bone measurements currently are not as precise as DXA and other measurements, they are less reliable for continued monitoring of small changes in bone density or for assessing the response to therapies. In addition, they are generally limited to measurements at peripheral sites, not the more important spine or hip fracture sites. Accordingly, we believe that ultrasound systems will be used predominantly as a low cost initial screening or diagnostic tool and not as a patient monitoring tool.

  Reimbursement. In the United States, the Health Care Finance Administration, known as HCFA, establishes guidelines for the reimbursement of health care providers treating Medicare and Medicaid patients. Under current HCFA guidelines the following reimbursement levels for bone density assessment have been recommended:

  .  $131 for a DXA bone density assessment of the hip and spine;
  . $40 for a DXA bone density assessment of a peripheral site, such as the wrist, hand or heel;
  . $42 for an ultrasound bone density assessment of a peripheral site; and . $24 for an assessment of vertebral fractures.

Under these guidelines a DXA examination that includes both an assessment of the bone density of the spine and of vertebral fractures should be reimbursed $131 for the bone density assessment and $24 for the vertebral fracture assessment.

  The differential in reimbursement between central and peripheral exams recognizes the important benefit of DXA measurements of the critical fracture sites, the hip and spine, in assisting in the detection and monitoring of bone disease. In part, as a result of the reimbursement policy recommendations implemented by HCFA, DXA bone density examinations, and to a lesser extent, ultrasound bone density measurements, are paid for by a growing number of private third party insurers in the United States.

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

  Bone Assessment Market. The bone assessment market includes both a research market and a clinical market. The research market consists of pharmaceutical companies, testing facilities and teaching hospitals. The clinical market, which offers us the greatest opportunity for growth, consists of two market segments:

  . the radiology market, which includes hospitals, radiologists and specialty practices; and
  . the primary care market, which includes physicians in general practice, internal medicine and gynecology.

  The demand for bone densitometers in the radiology market has slowed in the past year due, in part, to the maturity and significant penetration of that market, which we estimate to be approximately 40-50% in the United States. We believe that there is more opportunity for growth in the primary care market. Industry sources estimate that there are over 150,000 primary care physicians in the United States. To date, penetration of this market segment has been slow. However, we believe that with the emergence of ultrasound and other low cost screening alternatives, and the increasing awareness among patient and physician populations of the benefits of early detection and treatment of osteoporosis, this market presents significant opportunities for growth.

  Products

  Our bone assessment products include a family of DXA bone densitometers which are used for the precise measurement of bone density to assist physicians in the diagnosis and monitoring of metabolic bone diseases such as osteoporosis. Since commercially introducing the first DXA bone densitometer in 1987, we introduced our first bone densitometer capable of assessing the bone density of the entire body in 1989, introduced the first bone densitometer capable of taking lateral measurements of the spine in 1991, introduced the QDR 4500 ACCLAIM fourth generation series of bone densitometers in 1995, and in November 1999 introduced the first bone densitometer capable of assessing vertebral fractures, the Delphi.

  We believe that a significant potential market exists for relatively low-cost products that assess bone mineral status, employ technologies that do not use X-ray or other ionizing radiation and may be used in a doctor's office. In order to address this market, we developed and introduced the Sahara Clinical Bone Sonometer, a dry ultrasound device that measures bone density of the heel.

  QDR X-Ray Bone Densitometers.   Since our first commercial shipment of a DXA
system in October 1987, we have sold more than 7,500 DXA systems. We believe that our systems' performance advantages and their early adoption by leading clinical investigators have led to their market acceptance. Our DXA systems have been purchased for multiple-site studies sponsored by the pharmaceutical companies and by the United States government for evaluation of the incidence and treatment of osteoporosis.

  Advantages of our DXA systems include high precision, low patient radiation exposure equivalent to 1/10th of a conventional chest X-ray, a relatively fast scanning time, low operating cost, no radioactive source and the ability to measure bone density of the most important fracture sites, the spine and hip. Our studies and those of independent investigators have demonstrated that the systems can detect a change in spine bone density with a precision error of less than 1%.

  All our DXA systems employ our patented Automatic Internal Reference System, which continuously calibrates each patient's bone density measurement to a known standard. This system virtually eliminates errors that might result from manual calibration and saves operators the time-consuming task of calibrating several times a day. The system automatically compensates for drift in the X-ray system, detectors or other electronic components, which ensures long-term measurement stability.

  Each of our DXA systems contains an X-ray source mounted beneath the patient. The X-ray source generates alternating high and low energy pulses in a thin beam that passes through our patented Automatic Internal Reference

System and then through the patient to an X-ray detector mounted above the patient. When the X-ray beam is detected, it contains information about the X-ray absorbing characteristics of both the patient and the calibration materials in the Automatic Internal Reference System at each of the two levels of radiation. The system converts this information into a digital format which is processed and analyzed by a computer and displayed on a high-resolution color monitor, both of which are incorporated into the system.

  We have invested substantial resources in developing operating and applications software for our systems. The software includes calibration software, automated scan and analysis programs for each scan site, and a patient data base manager that archives all raw data for later retrieval and analysis and allows the operator to review the current image with an earlier image of the same patient.

  In November 1999, we introduced the Delphi QDR series bone densitometer at the annual meeting of the Radiological Society of North America. The new Delphi QDR series bone densitometer offers physicians the ability to simultaneously assess two of the strongest risk factors for osteoporotic fracture: existing fractures of the spine and low bone density. Using high-resolution fan-beam X-ray imaging technology, Delphi provides instant vertebral assessment, permitting rapid visual inspection of the spine in a clinical setting. The combination of bone mineral density assessment and spine fracture assessment should improve the clinician's ability to accurately target therapy to those who can benefit most. We anticipate we will begin commercial shipments of the Delphi system in early 2000.

  Our QDR 4500 ACCLAIM series of bone densitometers offers rapid scanning and high-resolution imaging using the latest available fan beam and high density, solid-state multi-detector array technology. In addition, the QDR 4500 ACCLAIM series is built in modular configurations that allow customers to add new features and capabilities, while protecting their investment in the equipment and patient data. The ACCLAIM series is comprised of four modular systems: the high-end QDR 4500A, the QDR 4500SL, the QDR 4500W and the QDR 4500C clinical bone densitometer.

  An important feature of the QDR 4500A and QDR 4500SL is their ability to perform lateral, side-to-side scans of the lower spine, without turning the patient on her side, in addition to the posterior-anterior, back-to-front measurements. The QDR 4500A and QDR 4500SL ACCLAIM are capable of producing high quality images of the spine, lateral spine, hip and other skeletal sites. The ACCLAIM's scan arm allows for multiple scan views without patient repositioning. The images produced can be combined with capabilities that enable the dimensions of the spine to be determined with a radiation dose approximately ten to 100 times lower than that of conventional chest X-rays. Using the QDR 4500A or the QDR 4500SL, high-quality lateral images of the entire spine can be obtained in as little as ten seconds.

  The ACCLAIM and Delphi systems are designed to be installed in a standard examination room. The special tabletop design and motorized scanner C-arm allow the QDR 4500C and QDR 4500SL to be installed in an 8ft x 8ft examination room. The QDR 4500W, QDR 4500A and Delphi systems require an 8ft x 10ft room. Installation requirements for any of the ACCLAIM or Delphi bone densitometers are minimal, and these systems normally do not require special electrical, structural or lead-shielding preparation. In addition to their small size, the QDR 4500 and Delphi series offer virtually silent operation. In fiscal 1999, the ACCLAIM series accounted for approximately 82% of our DXA sales.

  Our QDR 4000 pencil beam bone densitometer combines the reliability and economy of our DXA bone densitometers with a unique package of value-added applications that provide physicians with bone density measurements of the hip, spine and forearm. The QDR 4000 is targeted at the price-sensitive segment of the market.

  Ultrasound.   In December 1994, we acquired the ultrasound bone analyzer business of Walker Sonix. Walker Sonix had developed an ultrasound product line to assess bone mineral status of the heel. The Walker Sonix ultrasound devices measured two ultrasound parameters through a water medium to characterize bone mineral status. The use of water as a medium, which is a characteristic of other ultrasound bone analyzers, requires the patient to place her foot in water. The use of water requires cumbersome plumbing and cleaning mechanisms to be incorporated in the system.

  We developed internally an enhanced dry ultrasound bone analyzer, called Sahara, that does not require the use of water. We believe that this "dry" technology offers further operator convenience by the elimination of the water handling required between each patient. On March 13, 1998, the FDA approved our commercial sale of the Sahara. We believe that ultrasound systems represent a relatively low cost, compact, easy-to-use, non-ionizing, measurement technique to assist in the initial diagnosis of osteoporosis.

DIRECT-TO-DIGITAL IMAGING PRODUCTS

  Overview

  On June 3, 1999, we acquired Direct Radiography Corp. and the land and buildings where it conducts its business for approximately $20 million. Direct Radiography, now one of our wholly owned subsidiaries, has developed proprietary direct-to-digital imaging technology that allows X-ray processing to occur without the need for conventional X-ray film. With this technology, direct-to-digital systems and products can produce radiographic images in a matter of seconds and then electronically display, transfer and store these images in a computer.

  For nearly 100 years, conventional projection radiography has used film to capture X-ray images. Conventional technology requires that X-ray film be exposed and then chemically processed to create a visible image for diagnosis. For over 60 of those years, the standard for medical imaging has been X-ray film in combination with various intensifying screens because of the functional utility and perceived high viewing quality of film-produced images. X-ray film has performed the functions of capture, display, storage, and communication of the image data.

  Digital imaging modalities, such as computed tomography, ultrasound and nuclear medicine, gained widespread acceptance in the 1970s as alternatives to conventional X-ray film. In the 1980s, magnetic resonance imaging, computed radiography and digital subtraction angiography furthered the trend toward digital imaging. Even so, an estimated 65% of all diagnostic examinations are still performed using conventional analog radiography.

  Until recently, efforts to integrate conventional radiography into the digital environment have been less than satisfactory compromises, requiring both intermediate conversion steps and additional work by technologists. These compromises include the use of film digitizers, phosphor-based computed radiography systems and the digital conversion of video outputs.

  The recent emergence of direct-to-digital imaging technology has provided the means to address the problems associated with the earlier digital techniques by avoiding the intermediate conversion process and reducing work for technologists. This technology allows very rapid access to digital images and provides an image quality that we believe exceeds that of both screen-film receptors and computed radiographic systems.

  Direct-to-digital detectors such as Direct Radiography's flat panel detector use an X-ray semiconductor material, amorphous selenium, to directly convert X-ray photons into an electric charge. Unlike conventional film and indirect-conversion digital technologies, these direct-to-digital detectors do not require the use of intensifying screens, intermediate steps or additional processes to capture and convert the incident X-ray energy.

  The Direct Radiography proprietary flat panel technology, DirectRay, uses solid state electronic and semiconductor technologies to directly capture X-ray photons and convert them into digital signals. We believe this direct-to-digital conversion process produces superior quality images when compared to other competitive technologies such as computed radiography systems and conventional screen film systems. These other technologies use an indirect conversion process that first converts X-ray energy into light and then converts light into electrical signals. We believe this indirect photo conversion process degrades the image quality when compared to images produced using the DirectRay flat panel technology. We offer the DirectRay flat panel digital technology in several forms, including fully integrated radiography systems, image capture upgrades to existing X-ray equipment, and stand-alone components for OEMs to incorporate into their own equipment.

  We believe that trends in the healthcare industry will increase the demand for direct-to-digital technologies such as DirectRay. Digital capture technology addresses the trend towards decentralization of healthcare, allowing diagnostic images to be captured in an outpatient setting and delivered electronically for interpretation throughout the provider's computer network. The capture of diagnostic images in digital format should enable hospitals to share patient data and allow radiologists to confer more easily regarding diagnoses. Patient images can be transmitted electronically to any location without compromising image quality. We believe our direct-to-digital technology meets the needs of hospital radiology departments, particularly the need to increase productivity and to reduce costs. A direct-to-digital system can significantly enhance productivity by eliminating costs associated with the handling and development of film. Direct-to-digital technologies should also benefit from the increasing installation of hospital Picture, Archive and Communication Systems, known as PACS, to store X-ray images electronically and replace costly film archiving systems.

  Since acquiring Direct Radiography Corp. in June 1999, we have proceeded with the integration of that company and its technology into our product line. Our focus over the past six months has been commercializing our existing products, expanding our product line, establishing research and development priorities, and developing a global distribution network. At the annual meeting of the Radiological Society of North America in November 1999, we introduced two new integrated direct-to-digital general radiography systems, the EPEX(TM) and RADEX(TM). The addition of these two new systems to our product line will provide hospitals with a variety of configurations and price-points to meet their specific direct-to-digital needs.

  We have pursued and continue to pursue agreements to expand our direct-to-digital market. In September 1999 we entered into an OEM agreement with E-Com Technology LTD of Zhuhai, China, to sell our DirectRay detectors. In October we entered into a long-term sales agreement with Agfa Corporation. The agreement gives Agfa exclusive worldwide selling rights to DirectRay X-ray image capture detectors for the nondestructive testing market. Agfa has advised us that it plans to sell the DirectRay detectors in a broad range of nondestructive testing applications where image quality and throughput are critical. In addition, Kodak Corporation has announced that it intends to purchase DirectRay flat panel detectors for use in new products. In making its announcement, Kodak stated that it selected this technology because it delivers the highest standard of digital radiography image quality available today, and because this technology alone among current digital radiography technologies has the potential for use across the full range of clinical applications in the future. Kodak further explained that its decision was based on an in-depth analysis of digital radiography technologies, its own extensive understanding of imaging science, and the investment in research and clinical validation by a number of companies currently developing the amorphous selenium digital radiography technology. These developments reinforce our belief that direct-to-digital imaging is a state-of-the-art technology that has the potential to be a leading digital imaging product in radiology if the X-Ray market transitions from film-based to full digital imaging in both medical and non-medical markets.

  PRODUCTS

  All of our Direct Radiography products employ our patented DirectRay flat panel technology. Employed similarly to a conventional X-ray film cassette, the panel is paired with a controller that provides power and performs basic image processing. The panel and controller are positioned under the examining table and make use of a mechanical sleeve, referred to as a "bucky," that holds the DirectRay panel in place.

  Integrated Products. Our Direct Radiography integrated product line offers high quality imaging, ease-of-use, a full range of motion for easy patient positioning in multiple planes, and full DICOM compliance, which is the standard protocol for communicating with a hospital's Picture, Archive and Communication Systems, known as PACS.

  . EPEX and RADEX. In November 1999, we introduced two new integrated direct-to-digital general radiography systems at the annual meeting of the Radiological Society of North America. The EPEX system is a high-end system that permits a full range of general radiography examinations. The RADEX system is a simpler general radiography system designed with need for flexibility as required by outpatient departments. We expect that these systems will be available for installation in early calendar 2000.

  . DR1000. The DR1000 system is designed for general purpose radiology. The system has a ceiling-mounted U-arm that can be moved to various positions and distances to accommodate a wide range of examinations, including many of the most difficult trauma procedures, with a minimum of patient inconvenience. This flexibility allows the system to be used for multiple purposes: as a chest unit; a skeletal unit; a trauma unit; a head unit; an extremity unit; and a pediatric unit.

  . DR1000C. The DR1000C is a dedicated chest radiography system. The system is configured to provide a wide range of vertical motion, allowing upright chest radiography of most patients, ranging from a small child to a large adult.

  Digital Upgrade Products. Our Digital Upgrade products offer customers a cost-effective way to convert existing conventional film-based X-ray equipment to DirectRay technology. This customized offering includes a replacement bucky assembly specifically designed for the DirectRay detector, and related control equipment. This product is installed in place of the existing bucky mechanism in the examination table, enabling the conversion to a direct-to-digital system. This upgrade opportunity will vary depending on the different specifications on the wide variety of X-ray systems installed worldwide. This upgrade is currently available for some of General Electric's conventional X-ray systems. We expect to introduce additional upgrade products for some of the more widely used conventional products during fiscal 2000.

  OEM Products. We offer our DirectRay panel for sale to OEMs that desire to incorporate direct-to-digital technology into their product offerings. Our current OEM customers include Agfa, Analogic (a supplier to Kodak) and E-Com Technology.

MINI C-ARM IMAGING PRODUCTS

  Overview

  We manufacture and distribute the FluoroScan Imaging System, a low intensity, real-time mini c-arm X-ray imaging device which provides high resolution images at radiation levels and at a cost well below those of conventional X-ray and fluoroscopic equipment. These mini c-arm systems are used primarily by orthopedic surgeons to perform minimally invasive surgical procedures on a patient's extremities, such as the hand, wrist, knee, foot and ankle.

  We believe that trends in the healthcare industry could broaden the use of mini c-arms from the hospitals and surgery centers to private orthopedic and podiatric physician groups. Some of these trends include:

  . the emergence of technology that enables minimally invasive procedures and therapies;
  . the increase in the number of office-based procedures and examinations as a result of efforts to contain healthcare costs; and
  . the development of new treatments and pharmaceuticals such as synthetic bone materials that are facilitated by the use of a mini c-arm to perform these procedures.

  PRODUCTS

  Our offering of mini c-arm products includes the OfficeMate, the FluoroScan III and the more recently introduced Premier product line. The OfficeMate and FluoroScan III use a "night vision" intensifier. The intensifier allows the systems to produce high resolution readily viewable images by using a small amount of radiation, converting it to visible light and amplifying it approximately 50,000 times. The same night vision intensifier, as used by the military, allows clear views of a battlefield at night by amplifying small amounts of light. Advantages of these FlouroScan systems over conventional X-ray imaging devices, such as c-arms, image intensifiers and fluoroscopy equipment, include a substantial reduction of radiation to the patient and of scatter radiation to the surgeon and other operating room personnel, a cost of approximately one-third of the cost of a conventional c-arm, and mobility.

  In combining our expertise developed using "night vision" technology and dual-energy X-ray technology, we developed a new X-ray image intensifier that we incorporated in our Premier mini c-arm product line. By coupling this intensifier with other technical innovations, we have been able to significantly improve our image quality.

  Premier. We introduced the Premier mini c-arm system in August 1998. The Premier's .085 mm focal spot X-ray tube, currently the smallest in the mini c-arm industry, provides clear resolution and detailed images on a six-inch field of view. The Premier's mini c-arm is designed to rotate 360 degrees easily. The Premier also features:

  . readily accessible surgeon centered controls on the c-arm, which make both assisted and unassisted operation much easier;
  .  a compact design;
  . dual video channels that allow a surgeon to display different views of the anatomy for side-by-side comparison;
  .  four image buffer memories for instant recall of previous images;
  . permanent storage of up to 4,000 full resolution digital images; and . built-in video and Ethernet connections that allow the user to output images to a printer or workstation, send to or receive from remote work stations, or record, review and archive images using existing Windows NT or hospital Picture, Archive and Communication Systems, known as PACS.

We believe that the combination of advanced technical features and ease-of-use has made the Premier attractive to hospital, surgery centers, orthopedic group practices and private physician offices.

  OfficeMate.   We introduced the OfficeMate imaging system in fiscal 1997. This system was designed specifically to meet the needs of the physician office. The OfficeMate features efficient, user-friendly operation, high resolution real-time and freeze frame images, full 360-degree arm rotation and the choice of three or four inch field-of-view. Due to its compact size and portability, we believe the OfficeMate is well suited for the in-office extremity imaging requirements of hand and orthopedic surgeons.

  FluoroScan III.   We introduced the FluoroScan III imaging system in fiscal
1996. The FluoroScan III has a four or five inch field-of-view and is targeted primarily at orthopedic surgeons, operating rooms, emergency rooms and ambulatory surgery centers. Like the Premier, the FluoroScan III has dual video channels that allow a surgeon to display different views of the anatomy for side-by-side comparison, four image buffer memories for instant recall of previous images and the capability for permanent storage of up to 4,000 full resolution digital images.

Other Products: Scanora and Cranex

  In order to take advantage of our European sales force and associated distribution capability, we distribute Scanora and Cranex, specialized systems for taking X-ray images of facial structures. These systems are manufactured by Soredex, S.A., a division of Orion Corporation of Helsinki, Finland. We are the exclusive distributor of Scanora and Cranex systems in Western Europe, the Middle East and Africa, excluding South Africa and Namibia. In addition, we have non-exclusive distribution rights in several Eastern European countries. Our distribution agreement with Soredex is renewable annually.

MARKETING AND SALES

  Domestic Market. In the United States, we sell our bone densitometer, direct-to-digital imaging and mini c-arm products to hospitals, hospital radiology departments, and radiology clinics primarily through our direct sales force. We sell our DXA products to the primary care market through a combination of our direct sales force and an independent distributor, Physician Sales and Service, Inc., known as PSS. PSS had previously been our exclusive distributor for most of our DXA products in this market. We converted this exclusive relationship to a nonexclusive relationship in November 1999. We continue to have an exclusive distribution agreement with PSS to sell our Sahara bone sonometer to the primary care market. Our Sahara distribution agreement with PSS expires in May 2000 and may be terminated by either party on 30 days notice. In fiscal 1999, PSS accounted for approximately 14% of our product sales.

  Strategic Alliance Program. During the first two quarters of fiscal 1999, we marketed our DXA products to the primary care market in the United States, in part, through our strategic alliance program with Sanwa Business Credit Corporation, now known as Fleet Business Credit Corporation. Under this program, Sanwa purchased bone densitometry equipment from us that they leased to physicians, primarily in the primary care market, on a fee-per-scan basis. At the end of February 1999, Fleet discontinued the placement of new bone densitometers under our strategic alliance program. Under our strategic alliance program, we continue to be obligated to remarket equipment repossessed by or returned to Fleet Business Credit Corporation. As Fleet has received significant returns under this program, our efforts to remarket equipment sold under the strategic alliance program could have a material adverse effect on our future product sales. We have also guaranteed to reimburse Fleet for certain losses that Fleet may incur as a result of this arrangement up to 10% of the total fee-per-scan contracts funded under the program. We are currently in litigation with Fleet over this arrangement as described in further detail in Item 3.

  International Markets. We sell our products in international markets through independent distributors, as well as a direct sales force in France, the Benelux countries, Spain and Portugal. As of November 30, 1999, we had 12 employees engaged in sales in Europe. We distribute our DXA and ultrasound products in Japan through Toyo Medic, which has been our exclusive distributor in Japan since April 1988. The agreement requires Toyo Medic to purchase minimum quantities and to provide technical and warranty support to its customers.

  In a number of other territories outside the United States, we sell our systems through independent distributors, all of whom offer technical support. We offer our DXA systems into Latin America, including Argentina, Brazil and Chile, and into Pacific Rim countries other than Japan, including Australia, The Peoples Republic of China, South Korea and Taiwan, by working with local sales representatives and distributors or entering into strategic marketing alliances in those territories. We believe that with time, Eastern Europe may present a significant opportunity for growth, and we are also seeking to expand our presence in the area. In fiscal 1999, foreign sales accounted for approximately 37% of our product sales. See Note 11 of Notes to Consolidated Financial Statements for geographical information concerning those sales.

  OEM and Upgrade Markets for Direct Radiography Products. Our sales to OEMs are coordinated by our OEM sales manager, who oversees a team of individuals from sales, marketing, engineering, operations and senior management. In October we entered into a long-term OEM sales agreement with Agfa Corporation providing Agfa with exclusive worldwide selling rights to DirectRay X-ray image capture detectors for the nondestructive testing market. We also entered into an OEM agreement with E-Com Technology to sell our DirectRay detectors in China. Our current OEM customers include Agfa, Analogic (a supplier to Kodak) and E-Com Technology.

  In the United States, we market our upgrade systems primarily through independent distributors. Our current distributors for upgrades include Richardson Electronics, MedAssets and North American Imaging, and we are in discussions with potential additional distributors to expand this network.

COMPETITION

  The bone assessment market is highly competitive and characterized by continual change and improvement in technology, and multiple technologies that have been or are under development. Some of the companies in this industry have significantly greater manufacturing, marketing and financial resources than we do. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Moreover, our products could be rendered obsolete by new industry standards or changing technology. We cannot assure that we will be able to compete successfully with existing or new competitors.

  Lunar, Norland Medical Systems, Aloka, Diagnostic Medical Systems and Hitachi have developed DXA systems to measure bone density of the hip and spine. In addition, Lunar, Norland Medical Systems, OSI Systems and Schick have peripheral X-ray systems that compete with our DXA and ultrasound bone densitometry products, primarily on price. We believe that competition in the field of DXA bone densitometry is based upon product versatility and features, price, precision, speed of measurement, patient radiation dose, cost and ease of operation, product reliability and quality of service. While we are generally not the lowest cost provider of DXA systems, we believe that we have been able to compete effectively because of our advanced technology and product features. We believe that an advantage of the Delphi system will be its unique ability, among other DXA systems, to assess vertebral fractures as well as bone density. However, we cannot assure that this system will be commercially successful. Recently, increased competition, which has resulted in price reductions, and a slow down in our penetration of the primary care market have adversely affected our DXA sales.

  In ultrasound, we compete with Lunar, Myriad, McCue and OSI Systems and expect additional competitors in the future based upon the greater availability of ultrasound technology. We believe that competition in the field of ultrasound systems is based on price, precision, speed of measurement, cost and ease of operation, product versatility, product reliability and quality of service. We believe that advantages of our Sahara ultrasound bone analyzer system include the system's dry operation, simple single-button operation, and a compact and self-contained design that does not require the use of a separate computer. We believe that ultrasound systems also compete with DXA systems in the diagnostic market for initial screening of patients. However, we believe that because ultrasound systems can only measure peripheral skeletal sites and do not have the precision of DXA systems, DXA systems will continue to be the predominant means of monitoring bone density for patients being treated for or at high risk of osteoporosis.

  Our direct-to-digital imaging products compete with traditional X-ray systems as well as indirect-conversion systems such as computed radiography systems, which are less expensive than our products, and other direct-to-digital systems. Many of these competitors have established relationships with hospitals and other of our potential customers in our targeted markets. The larger competitors in these markets include General Electric, Siemens, Philips, Canon and Varian. We have only recently introduced our direct-to-digital imaging products, and have had only limited sales of these products, primarily for test purposes. As a result, the markets for these products are unproven. There is a significant installed base of conventional X-ray imaging products in hospitals and radiological practices. The use of our direct-to digital X-ray imaging products would require these potential customers to either modify or replace their existing X-ray imaging equipment. Because of the early stage of the markets for these products, it is likely that our evaluation of the potential markets for these products will materially vary with time. We cannot assure that any significant market will develop for our direct-to-digital imaging products.

  Our mini c-arm products compete directly with mini c-arms manufactured and sold by a limited number of companies including Lunar, OEC Medical and XiTec. We also compete indirectly with manufacturers of conventional c-arm image intensifiers including Philips, Siemens, General Electric, OEC Medical, Fischer Imaging and Picker International. We believe that competition for our mini c-arm systems is based largely on price, quality, service and production capabilities. We believe that advantages of our mini c-arm systems include low levels of radiation, low costs, mobility, quality and durability.

MANUFACTURING

  We manufacture our DXA and ultrasound systems at our headquarters facility in Bedford, Massachusetts. Manufacturing operations for our DXA and ultrasound systems consist primarily of assembly, test, burn-in and quality control. We purchase a major portion of the parts and peripheral components for these products, and manufacture some subsystems, such as the high-voltage X-ray power supply, from raw materials. Parts and materials for our DXA systems are generally readily available from several supply sources.

  We manufacture our direct radiography plates at our manufacturing facility in Newark, Delaware and our EPEX and RADEX systems at our facility in Bedford, Massachusetts. Our DR1000 and DR1000C systems are currently manufactured by an X-ray system manufacturer. Our manufacture of DirectRay plates consists primarily of vapor deposition in clean rooms, assembly, test, burn-in and quality control. We rely on one or only a limited number of suppliers for key components or subassemblies for our plates. In particular we have only one source of supply for our panel and only one source of supply for the coating of that panel.

  Our manufacture of the rest of a DirectRay system differs from the process for manufacture of the plate, and consists primarily of assembly, test, burn-in and quality control. Parts and materials for these systems are generally readily available from several supply sources.

  We manufacture our mini c-arm systems at our manufacturing facility in Northbrook, Illinois. Manufacturing operations for our mini c-arms consist primarily of final assembly, test and quality control. All of the materials and most of the purchased components used in manufacturing these products are readily available from numerous sources. However, several key components require high technology including the X-ray tube, image intensifier, video camera and fiberoptic taper are manufactured by only one or a small number of suppliers.

  Obtaining alternative sources of supply of components or systems that are available from only one or a limited number of suppliers could involve significant delays and other costs, and these supplies may not be available to us on reasonable terms, if at all. The failure of a component supplier or contract assembler to provide acceptable quality and timely components or assembly service at an acceptable price, or an interruption of supplies from such a supplier could have a material adverse effect on our business, financial condition or results of operations.

BACKLOG

  Our backlog as of November 30, 1999 totaled $10.7 million and as of November 30, 1998 totaled $10.6 million. Backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by the customer. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.

RESEARCH AND DEVELOPMENT

  Our research and development efforts are focused on enhancing our existing products and developing new products. Our current emphasis is the development of software improvements for our existing products, and the development of the digital plates and the engineering and system design of new end-use digital radiography products. Our research and development personnel also are involved in establishing protocols, monitoring, and interpreting and submitting test data to the FDA and other regulatory agencies to obtain the requisite clearances and approvals for our products. Our research and development group was responsible for the development of our Delphi QDR series bone densitometer, and the development of our EPEX and RADEX direct-to-digital imaging systems introduced at the annual meeting of the Radiological Society of North America in November 1999. Our research and product development expenses were approximately
$12.7 million in fiscal 1999, $9.8 million in fiscal 1998 and $8.5 million in fiscal 1997.

Patents and Proprietary Rights

  We rely primarily on a combination of trade secrets, patents, copyright and trademark laws, and confidentiality procedures to protect our technology. Due to the rapid technological change that characterizes the medical instrumentation industry, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, we have obtained patents and will continue to make efforts to obtain patents, when available, in connection with our product development program. As of November 30,

1999, we have obtained 59 patents, licensed 17 patents and have pending 53 patent applications in the United States. Of these patents, 33 licensed or owned patents relate to our DXA technology, 29 patents relate to our Direct Radiography technology, 12 patents relate to our ultrasound technology and one relates to our mini c-arm technology. These patents have expiration dates ranging from 1999 to 2016. One of our licensed U.S. ultrasound patents will expire in this year, and two licensed patents with ultrasound and X-ray claims will expire in 2001. We do not believe that the expiration of these patents will have a material adverse effect on our business. We have obtained or applied for corresponding patents and patent applications for some of our patents and patent applications in selected foreign countries.

  In June 1989, we granted an exclusive worldwide license of our DXA technology to Vivid Technologies, Inc., an affiliate of S. David Ellenbogen and Jay A. Stein, our Chief Executive Officer and Senior Vice President, for the sole purpose of developing a baggage inspection and security system. In September 1996, we also granted Vivid Technologies, Inc. a nonexclusive license to be used for the development of X-ray based products for process control applications in the food and beverage industry. We have also each granted to the other a non-exclusive, royalty-free license to use any unpatented technology developed by the other in connection with research and development activities. In addition, we each have the right to obtain from the other an exclusive license, on commercially reasonable terms to be negotiated, for any patented new developments. In connection with a proposed acquisition of Vivid by PerkinElmer, we and Vivid have agreed that upon completion of the merger, these arrangements will terminate, other than Vivid's exclusive license to our existing patents and technology for the development, manufacture and sale of X-ray screening security systems for explosives, drugs, currency and other contraband.

  We had been involved in extensive patent litigation with Lunar, with each party claiming that the other was infringing certain patents held by the other. This litigation was settled by agreement dated November 22, 1995. The agreement also provides that neither party will engage the other party in patent litigation for a period of ten years following the date of the agreement, regardless of the infringement claimed and regardless of whether the technology in question currently exists or is developed or acquired by the other party in the future. Neither party is required to disclose to the other any of its technology during this ten year period or otherwise.

Regulation

  The medical devices manufactured and marketed by us are subject to regulation by the FDA and, in many instances, by foreign governments. Under the Federal Food, Drug and Cosmetic Act, known as the FDA Act, manufacturers of medical devices must comply with certain regulations governing the testing, manufacturing, packaging and marketing of medical devices. Our products are also subject to the Radiation Control for Health and Safety Act, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing and product labeling requirements for devices using radiation, such as X-rays.

  The FDA generally must approve the commercial sale of new medical devices. Commercial sales of our medical devices within the United States must be preceded by either a premarket notification filing pursuant to Section 510(k) of the FDA Act or the granting of a premarket approval. The 510(k) notification filing must contain information that establishes that the device is substantially equivalent to an existing device that has been continuously marketed since May 28, 1976.

  The premarket approval procedure involves a more complex and lengthy testing and review process by the FDA than the 510(k) premarket notification procedure and often requires at least several years to obtain. We must first obtain an investigational device exemption, known as an IDE, for the product to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will thereafter only grant premarket approval if, after evaluating this clinical data, it finds that the safety and efficacy of the product has been sufficiently demonstrated. This approval may restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time. On March 13, 1998, the FDA granted us premarket approval for Sahara.

  Our systems are also subject to approval by certain foreign regulatory and safety agencies. The FluoroScan System technology is governed by the International Traffic in Arms Regulations of the United States Department of
State.   As a result, the export of FluoroScan Systems to some countries may be limited or prohibited.

  We cannot assure that the FDA or foreign regulatory agencies will give the requisite approvals or clearances for any of our medical devices under development on a timely basis, if at all. Moreover, after clearance is given, these agencies can later withdraw the clearance or require us to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness, or to recall, repair, replace or refund the cost of the medical device, if it is shown to be hazardous or defective. The process of obtaining clearance to market products is costly and time-consuming and can delay the marketing and sale of our products.

  As a manufacturer of medical devices, we are subject to additional FDA regulations and our manufacturing processes and facilities are subject to continuing review by the FDA. Most states and many other foreign countries monitor and require licensing of X-ray devices. Federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future change. We cannot predict what impact, if any, such changes might have on our business.

EMPLOYEES

  As of November 30, 1999, we had 436 full-time employees, including 100 in manufacturing operations, 95 in research and development, 181 in marketing, sales and support services, and 60 in finance and administration. None of our employees are represented by a union. We consider our employee relations to be good.

ITEM 2.  PROPERTIES

  On July 30, 1998, we purchased a 200,000 square foot building located in Bedford, Massachusetts for approximately $20 million in cash and incurred costs of approximately $5 million for renovations. We moved our headquarters and
manufacturing into this facility on January 25, 1999.   In connection with the
acquisition of Direct Radiography Corp., we purchased a 168,000 square foot research and development, manufacturing and administrative site in Newark, Delaware at which Direct Radiography Corp. conducts its research and development and plate manufacture. We currently occupy approximately 66,000 square feet of this building, which houses our plate manufacturing facility, including both a class 1 and a class 2 clean room. We lease approximately 99,000 of the remaining square feet of the facility to Agfa. This lease expires in May 2000, and we are negotiating with Agfa for a longer term lease for 44,000 square feet of this area. We intend to lease the remainder of the space that becomes available in May 2000 to third parties. We also use approximately 25,500 square feet of space in Northbrook, Illinois under a lease that expires in February 2001. We also maintain sales and service offices in France, Belgium and Spain. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

ITEM 3.  LEGAL PROCEEDINGS

  On September 30, 1999, we filed suit against Fleet Business Credit Corporation, formerly known as Sanwa Business Credit Corporation, in Massachusetts Superior Court in Middlesex County. The lawsuit sought declaratory relief and damages relating to our Strategic Alliance Program with Fleet Business Credit Corporation. Under the program, which was discontinued in February of this year, we sold bone densitometers to Sanwa, which Sanwa leased to physicians on a fee-per-scan basis. Sanwa agreed to bear the primary risk under the leases and to reimburse us for remarketing expenses. Fleet has advised us that it has incurred substantial losses under the program and has sought to shift the losses that Fleet faces to us and has failed to reimburse us for its remarketing expenses. In our suit, we sought declaratory judgment regarding Fleet's contractual obligations, reimbursement of remarketing expenses, damages for Fleet's violation of its covenant of good faith and fair dealing, and attorney's fees.

  On October 1, 1999, Fleet filed a complaint in the Chancery Division of the Circuit Court of Cook County, Illinois, seeking an injunction to stop the Massachusetts action, and alleging fraud, breach of warranty and breach of contract by us. The complaint seeks unspecified damages in excess of $50,000 for each count. The complaint relates to units sold and returned under the strategic alliance program as described in further detail in Item 7 of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading, Liquidity and Capital Resources. Following filing of this action, we stipulated to the dismissal of our Massachusetts lawsuit. We filed a motion to dismiss the Illinois suit on December 18, 1999, and we are awaiting a hearing date. If the motion is not granted, we intend to file a counterclaim consistent with our claims in our initial Massachusetts suit. We believe that we have meritorious defenses and counterclaims and intend to vigorously pursue our position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Market Information. Our common stock is traded on the Nasdaq National Market under the symbol "HOLX." The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock, as reported by the Nasdaq National Market.

FISCAL YEAR ENDED SEPTEMBER 26, 1998               High               Low
First Quarter                                   $  29  1/8         $  20  3/8
Second Quarter                                  $  29  5/8         $  18  3/4
Third Quarter                                   $  29  3/4         $  17  3/8
Fourth Quarter                                  $  18 15/16        $   9  7/8
------------------------------------------------------------------------------
FISCAL YEAR ENDED SEPTEMBER 25, 1999               High               Low
First Quarter                                   $  16  7/16        $   9   7/8
Second Quarter                                  $  13  3/8         $   8   1/2
Third Quarter                                   $  11  1/8         $   5   1/2
Fourth Quarter                                  $   6  7/16        $   3  15/16
-------------------------------------------------------------------------------

  Number of Holders. As of December 16, 1999, there were approximately 1,959 holders of record of our common stock, including multiple beneficial holders at depositaries, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.

  Dividend Policy. We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

  Recent Sales of Unregistered Securities. On November 12, 1998, we granted 3,000 shares of our common stock to each of three of our executive officers. On that same date, we also granted 500 shares of our common stock to each of four of our non-executive employees. These shares were granted in connection with the performance of services.

  We did not register these securities under the Securities Act of 1933, as amended, in reliance upon the exemptions from registration set forth in Sections 3(b) and 4(2) of that act, relating to offers and sales by an issuer not involving any public offering. None of these transactions, either individually or in the aggregate, involved a public offering.

ITEM 6.  SELECTED FINANCIAL DATA.

  Our historical selected financial data has been retroactively restated to reflect the merger with FluoroScan in a pooling-of-interests transaction in August 1996.

                                                                              FISCAL YEARS ENDED

                                               September 30,    September 28,     September 27,       September 26,    September 25,
                                                   1995             1996               1997               1998               1999
====================================================================================================================================
CONSOLIDATED STATEMENT OF OPERATIONS DATA                          (In thousands, except per share data)
Revenues:
     Product sales                               $54,276          $ 88,201           $102,781           $111,498          $ 81,737
     Other revenue                                 2,270             3,390              3,908              4,066             2,403
                                                 -------          --------           --------           --------          --------
                                                  56,546            91,591            106,689            115,564            84,140
                                                 -------          --------           --------           --------          --------
Costs and Expenses:
     Cost of product sales                        27,549            41,253             47,492             55,891            50,333
     Research and development                      4,499             7,283              8,527              9,778            12,664
     Selling and marketing                        11,052            16,504             19,448             28,589            19,658
     General and administrative                    6,879             9,081              8,827             10,452            10,963
     Litigation expenses                           2,533               798                ---                ---               ---
     Acquisition expenses                            ---             1,949                ---                ---               ---
                                                 -------          --------           --------           --------          --------
                                                  52,512            76,868             84,294            104,710            93,618
                                                 -------          --------           --------           --------          --------
Income (loss) from operations                      4,034            14,723             22,395             10,854            (9,478)

Interest income                                      883             2,583              5,346              5,998             4,204
Other expense                                        (56)             (249)              (172)              (664)             (548)
                                                 -------          --------           --------           --------          --------

Income (loss) before income taxes                  4,861            17,057             27,569             16,188            (5,822)
Provision (benefit) for income taxes               1,513             5,700              9,840              5,800            (2,075)
                                                 -------          --------           --------           --------          --------
Net income (loss)                                $ 3,348          $ 11,357           $ 17,729           $ 10,388           ($3,747)
                                                 =======          ========           ========           ========          ========
Net income (loss) per share:
     Basic                                          $.33              $.97              $1.37               $.78             $(.27)
                                                 =======          ========           ========           ========          ========
     Diluted                                        $.34              $.91              $1.30               $.75             $(.27)
                                                 =======          ========           ========           ========          ========

Weighted average number of shares outstanding:

     Basic                                        10,230            11,698             12,986             13,259            13,950
                                                 =======          ========           ========           ========          ========
     Diluted                                       9,831            12,524             13,672             13,766            13,950
                                                 =======          ========           ========           ========          ========

====================================================================================================================================
Consolidated Balance Sheet Data
Working capital                                  $27,189          $ 97,199           $112,869           $ 99,633          $ 89,823
Total assets                                      44,083           123,107            144,667            172,597           175,770
Total liabilities                                 12,551            15,835             17,900             32,215            25,348
Stockholders' equity                              31,532           107,272            126,767            140,382           150,423
====================================================================================================================================

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

OVERVIEW

  From inception through fiscal 1998, we had experienced generally increasing annual sales as interest in bone diseases, such as osteoporosis, has grown, as new drug therapies have become available in the United States and other countries to treat these diseases and as the use of DXA systems to measure bone density has become more widespread. In fiscal 1999, sales of our X-ray bone densitometers decreased by approximately 45% compared to fiscal 1998. This decrease was primarily due to lower sales to the primary care market in the United States and, to a lesser extent, increased competition, which has resulted in price reductions.

  We introduced the first dual energy X-ray absorptiometry (DXA) bone densitometer in 1987 and continued with a string of new product advancements including the introduction of the fourth-generation clinically-oriented ACCLAIM series of bone densitometers in fiscal 1995. Recently, at the November 1999 Radiological Society of North America ("RSNA") show we introduced our latest DXA bone densitometer, Delphi, which is the only densitometer to measure vertebral fracture assessment as well as bone mineral density. Vertebral fractures are an important risk factor for osteoporosis and together with bone mineral density assessment can significantly improve the estimation of future fracture risk.

  In July 1996, we began international shipments of Sahara, a completely dry ultrasound bone sonometer system that does not require water as a coupling medium like the other competitive devices. In March 1998, Sahara was approved for sale in the United States by the FDA. We believe that future growth of our bone assessment products will be in part conditional upon the success of sales of Sahara, especially in the United States to the primary care market.

  In fiscal 1996, we acquired FluoroScan Imaging Systems, Inc., an industry leader in the field of mini c-arm imaging systems. Sales of mini c-arms accounted for approximately 18% of our total revenues in fiscal 1999 and for less than 10% of our total revenues prior to this year.

  On June 3, 1999, Hologic acquired Direct Radiography Corp. and the land and buildings at which it conducts its business for approximately $20 million. DRC is a development stage manufacturer of digital x-ray systems for medical imaging and non-destructive testing applications. At the recent RSNA show, we introduced two new general radiography digital systems, EPEX and RADEX, scheduled to be available in early 2000. These systems complement the currently available chest system and upgrade system. In fiscal 2000, we expect to continue to invest heavily in the research and development of the digital plates and the engineering and system design of new end-use digital radiography products.

  On June 29, 1999, we sold the Medical Data Management division to Synarc, Inc., a privately held imaging provider, in exchange for a minority ownership position in Synarc, Inc. Our revenues from this division for the first nine months of fiscal 1999 were $1.2 million. The sale of this division did not result in any significant gain or loss to us.

  The availability of reimbursement to healthcare providers for bone density measurements of patients continues as an important factor in the attractiveness of our bone densitometers. Effective January 1, 1998, the Health Care Finance Administration, the agency which administers Medicare, increased the recommended reimbursement rates for central DXA tests to a national average of $131, from $121, and in October 1998, the American Medical Association established a permanent Current Procedural Terminology ("CPT") code for ultrasound bone density measurement. The newly created CPT code became effective January 1, 1999 with a recommended national average reimbursement rate of $42. In addition, the recommended reimbursement rate for central DXA tests has remained at approximately $131 on average.

Reimbursement also exists for vertebral fracture assessment, available on our new Delphi, at a national average of approximately $24.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by items as shown in our consolidated statements of operations.

                                                                    FISCAL YEARS ENDED
                                                      ---------------------------------------------------
                                                    September 27,      September 26,        September 25,
                                                        1997               1998                 1999
                                                        ----               ----                 ----
Revenues:
      Product Sales                                     96.3 %             96.5 %               97.1 %
      Other revenue                                      3.7                3.5                  2.9
----------------------------------------------------------------------------------------------------
                                                       100.0              100.0                100.0
----------------------------------------------------------------------------------------------------
Cost and expenses:
     Cost of product sales                              44.5               48.4                 59.8
     Research and development                            8.0                8.5                 15.1
     Selling and marketing                              18.2               24.7                 23.4
     General and administrative                          8.3                9.0                 13.0
----------------------------------------------------------------------------------------------------
                                                        79.0               90.6                111.3
----------------------------------------------------------------------------------------------------
     Income (loss) from operations                      21.0                9.4                (11.3)
     Interest income                                     5.0                4.7                  5.0
     Other expense                                      (0.2)              (0.1)                (0.7)
----------------------------------------------------------------------------------------------------

Income (loss) before income taxes                       25.8               14.0                 (7.0)
Provision (benefit) for income taxes                     9.2                5.0                 (2.5)
Net income (loss)                                       16.6%               9.0%                (4.5)%
----------------------------------------------------------------------------------------------------

FISCAL YEAR ENDED SEPTEMBER 25, 1999 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 26, 1998

  REVENUES. Total revenues decreased 27% to $84.1 million in fiscal 1999 compared to $115.6 million in fiscal 1998. The decrease in revenues was primarily due to a decrease in revenues from DXA sales and in other revenues. These decreases were partially offset by an increase in the number of mini c-arm product sales, primarily from our recently introduced Premier system and, to a lesser extent, by revenues from DRC. The decrease in DXA revenues was a result of a decrease in the total number of domestic DXA bone densitometer product shipments, especially to the United States primary care market including strategic alliance sales to a leasing company, and to decreased unit prices. This leasing company discontinued the placement of new bone densitometers under the strategic alliance program in February 1999.

  Other revenues consist primarily of revenue relating to medical data management services provided to pharmaceutical companies to assist in the collection and monitoring of clinical trial data, royalty revenues from our licensing of our DXA technology to Vivid Technologies, Inc. for explosives detection screening, and additional revenues generated from our Strategic Alliance Program on a fee-per-scan basis. In fiscal 1999, other revenues decreased 41% to $2.4 million from $4.1 million in fiscal 1998 primarily due to a decrease in revenues relating to medical data management services provided by our medical data management division, which we sold to Synarc in June 1999, and from a decrease in royalty revenues. Under the terms of our license agreement with Vivid, Vivid is currently required to pay us 3% of its cumulative revenues of up to $200 million derived from the license. Upon Vivid reaching $200 million of cumulative revenues, the royalty will be eliminated. As of September 30, 1999, Vivid had reached approximately $124 million in cumulative revenues. In connection with a contemplated merger between Vivid and PerkinElmer, Vivid has agreed to pay Hologic $2.0 million plus all royalties accrued through September 30, 1999 for a fully paid-up license to the Hologic technology if the merger, scheduled to occur in January 2000, is completed. If the merger is not completed, the ongoing 3% royalty will remain unchanged.

  Total revenues for the fourth quarter of fiscal 1999 increased slightly (less than 1%) from $20 million in the immediately preceding quarter and decreased 19% compared to the fourth quarter of fiscal 1998. The sequential quarter increase was primarily attributable to the inclusion of $1 million of DRC sales of chest systems and digital arrays, an increase in mini c-arm sales by FluoroScan, and offset by a slight decline in DXA bone densitometer sales. Historically, our sales have been somewhat seasonal, with generally lower sales in our fourth quarter, reflecting summer vacation schedules. In the current quarter, compared to the fourth quarter of last year, we experienced softer sales of DXA and Sahara bone densitometers in our major markets, predominately into the primary care market which decreased 64%. Offsetting this decrease was an increase in sales of FluoroScan mini c-arms and DRC digital systems in the current quarter.

  In fiscal 1999, approximately 63% of product sales were generated in the United States, 24% in Europe, 7% in Asia and 6% in other international markets. In fiscal 1998, approximately 72% of product sales were generated in the United States, 18% in Europe, 6% in other international markets and 4% in Asia.

  We expect that foreign sales in the current fiscal year will continue to account for a substantial portion of product sales. Continued economic and currency related uncertainty in a number of foreign countries, especially in Asia and Latin America, could reduce our future sales to these markets.

  COSTS AND EXPENSES. The cost of product sales increased as a percentage of product sales to 62% in fiscal 1999 from 50% in fiscal 1998. These costs increased as a percentage of product sales primarily due to a decrease of approximately 43% in the number of DXA bone densitometers sold and, to a lesser extent, lower average selling prices. In addition, the current year includes manufacturing costs of approximately $3.2 million related to DRC, which has significant fixed manufacturing and is operating significantly below manufacturing capacity. Absent DRC, cost of product sales would have increased to approximately 58%. The reduction in DXA sales volume and the low sales volume of digital imaging plates resulted in the under absorption of fixed manufacturing costs.

  Research and development expenses increased 30% to $12.7 million, 15% of total revenues, in fiscal 1999 from $9.8 million, 8% of total revenues, in fiscal 1998. This increase was primarily due to the acquisition of DRC which added approximately $2.7 million of research and development expenses since June 3, 1999. We anticipate that research and development costs will increase over the next year as a result of the research and development efforts at DRC.

  Selling and marketing expenses decreased 31% to $19.7 million, 24% of product sales, in fiscal 1999 from $28.6 million, 26% of product sales, in fiscal 1998. The decrease in selling and marketing expenses in 1999 is primarily due to a decrease in sales commissions paid to our sales representative for the United States primary care market based on the lower sales volume in that market. Selling and marketing expenses related to DRC were approximately $500,000 for the current year.

  General and administrative expenses increased 5% to $11.0 million, 13% of total revenues, in fiscal 1999 from $10.5 million, 9% of total revenues, in fiscal 1998. The increase was primarily due to an increase in the accounts receivable reserve of approximately $900,000 related to our foreign receivables, especially in Brazil and the addition of approximately $500,000 of general and administrative expenses related to DRC in fiscal 1999. These increases were partially offset by savings achieved as a result of our downsizing implemented in the third quarter of fiscal 1999.

  Total costs and expenses related to DRC totaled approximately $6.9 million for the four months included in the fiscal 1999 results. We expect to continue to incur significant costs and expenses at DRC for the foreseeable future as efforts are placed on developing and commercializing our digital radiography systems.

  In the third quarter of 1999, we implemented a cost-reduction strategy in an effort to reduce operating expenses. We reduced our U.S. workforce by approximately 10% through attrition and a corporate downsizing. A strategy to streamline operations and reduce discretionary spending for our existing business was also implemented. We did not fully realize the cost savings discussed above until the fourth quarter of fiscal 1999.

     INTEREST INCOME. Interest income decreased to $4.2 million in fiscal 1999 from $5.5 million in fiscal 1998. This decrease was due to a lower investment base than in the prior year, as a result of the use of cash to purchase our new facility and for the acquisition of DRC.

  OTHER EXPENSE. Other expense decreased to $548,000 in fiscal 1999 from $664,000 in fiscal 1998. These expenses include foreign currency transaction losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for all intercompany sales, thereby reducing the foreign currency exposure on those transactions. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line denominated in the two foreign currencies, the French franc and the Belgian franc, in which the subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

  PROVISION FOR INCOME TAXES. In fiscal 1999 we have a benefit for income taxes as a result of the current year's loss. Our effective tax rate was 35.8% in fiscal 1998 which was lower than the statutory tax rates due primarily to the favorable Federal and state tax treatment afforded our foreign sales corporation and the favorable state tax treatment of a portion of our interest income.

FISCAL YEAR ENDED SEPTEMBER 26, 1998 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 27, 1997

  REVENUES. Total revenues increased 8% to $115.6 million in fiscal 1998 compared to $106.7 million in fiscal 1997. The increase in revenues was due to an increase in the total number of Sahara product sales, especially in the United States, and an increase in the total number of DXA product sales, which were partially offset by decreased sales of mini c-arm imaging systems. The increase in the number of DXA bone densitometers sold was primarily attributable to a significant increase in sales to the primary care market in the United States, partially offset by a decrease in sales to the domestic hospital and radiology markets and a decrease in the number of DXA's sold internationally, especially in Asia. Additionally, in the United States, the increase in the number of DXA bone densitometers sold was partially offset by lower average selling prices primarily attributed to this shift in sales to the primary care market. The primary care market accounted for 35% of total revenues in fiscal 1998 compared to 5% in fiscal 1997.

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

  COSTS AND EXPENSES. The cost of product sales increased as a percentage of product sales to 50% in fiscal 1998 from 46% in fiscal 1997. This increase was primarily due to a dramatic shift in the product sales mix to the primary care market in the United States, lower sales to its hospital and radiology markets which tended to purchase the higher gross margin ACCLAIM systems and lower sales prices for mini c-arm systems. In the first half of the fiscal year, we predominantly sold the lower gross margin QDR 1000plus in the primary care market. In the second half of the fiscal year, sales shifted in this market to our QDR 4500C but at an average selling price less than in the prior year. Partially offsetting these factors were increased sales of the higher gross margin Sahara ultrasound sonometers, especially in the United States.

  Research and development expenses increased 15% to $9.8 million, 8% of total revenues, in fiscal 1998 from $8.5 million, 8% of total revenues, in fiscal 1997. This increase was primarily due to the addition of engineering personnel and outside consultants working on the development of new products and product enhancements.

  Selling and marketing expenses increased 47% to $28.6 million, 26% of product sales, in fiscal 1998 from $19.4 million, 19% of product sales, in fiscal 1997. The increase in selling and marketing expenses in 1998 is primarily due to an increase in sales commissions based on the higher sales volume in the primary care market in the United States.

  General and administrative expenses increased 18% to $10.5 million, 9% of total revenues, in fiscal 1998 from $8.8 million, 8% of total revenues, in fiscal 1997. This increase was primarily due to an increase in accounts receivable reserve related to our foreign accounts receivable, especially in Brazil, and an increase in employee benefit related expenses.

  INTEREST INCOME. Interest income increased to $5.5 million in fiscal 1998 from $5.3 million in fiscal 1997. In fiscal 1998, we held a higher investment base than in the prior year.

  OTHER EXPENSE. Other expense increased to $664,000 in fiscal 1998 from $172,000 in fiscal 1997. These expenses were primarily attributable to the interest costs on a bank line of credit used by our European subsidiaries.

  PROVISION FOR INCOME TAXES. Our effective tax rate was 35.8% in fiscal 1998 and 35.7% in fiscal 1997. Our effective tax rate is lower than the statutory tax rates due primarily to the favorable Federal and state tax treatment afforded our foreign sales corporation and the favorable state tax treatment of certain of our interest income.

LIQUIDITY AND CAPITAL RESOURCES

  At September 25, 1999, working capital was approximately $90.0 million, and cash, cash equivalents and short-term investments totaled $62.7 million. The cash, cash equivalents and short-term investments balance decreased approximately $13.2 million during fiscal 1999 primarily due to payments for the DRC acquisition and for facility renovations. Included in other assets were marketable securities with maturities exceeding one year totaling $3.0 million.

  We finance some sales to Latin America over a two-to-three year time-frame.
At September 25, 1999, we had total accounts receivable outstanding of approximately $6.5 million relating to these sales, of which $1.0 million were long-term and included in other assets. Due to the economic and currency related uncertainties in these countries, we increased our bad debt reserve by approximately $900,000 in the current fiscal year.

  In fiscal 1999, we purchased approximately $8.9 million of property and equipment, which consisted primarily of building improvements, furniture and fixtures for this new building and, to a lesser extent, computers. In fiscal 1998, we purchased our 200,000 square foot headquarters building for $20.0 million in cash. We moved our headquarters into this facility on January 25, 1999. Through September 25, 1999, we have incurred approximately $5.0 million for renovations to this building. On June 3, 1999, we acquired DRC and the building in which it conducts its operations for approximately
$7.0 million in cash plus approximately 1.9 million shares of our common stock.

  In connection with a fee-per-scan program offered for our DXA bone densitometers, we have entered into a remarketing agreement whereby we have agreed to perform certain remarketing activities and to cover certain losses incurred by the leasing company up to 10% of the total fee-per-scan contracts funded. Under this strategic alliance program, we installed approximately
$60.6 million in units since 1996. As of November 30, 1999, approximately 30% of these systems were awaiting remarketing after having been returned, net of remarketed or converted units. This fee-per-scan program was terminated in February 1999. The leasing company purchased all the DXA densitometers covered under these contracts from us. We reserved for potential losses under these contracts during the fee-per-scan program term by deferring revenue of an amount equal to 10% of the contracts funded. We are in litigation that we initiated with the leasing company through a declaratory judgement action regarding the extent of our respective obligations under this contract. The leasing company is seeking unspecified compensatory damages and other relief. We believe that the claims are groundless and are vigorously defending ourselves. Nevertheless, litigation can be expensive and time consuming. While we believe that the outcome will not have a material adverse effect on our business, we cannot guarantee the outcome of this litigation. An unfavorable outcome or prolonged litigation could materially harm our business, results of operations or financial condition.

  Except as set forth above, we do not have any significant capital commitments. We believe that existing sources of liquidity will provide adequate cash to fund our anticipated working capital and other cash needs for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. We believe that the adoption of this new accounting standard will not have a material impact on our financial statements.

RISK FACTORS

  This report contains forward looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this Report should be read as applicable to all forward-looking statements wherever they appear in this Report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Report.

  We are incurring significant losses.

  We incurred net losses of $3.7 million in fiscal 1999. Of these losses, net losses of approximately $3.6 million were attributable to our recent acquisition and the operations of Direct Radiography Corp. Direct Radiography Corp. has had only limited sales of its products, primarily for test purposes. In addition, lower sales to the primary care market in the United States and increased competition, which has resulted in price reductions, have adversely affected our bone densitometry business. We intend to incur significant expenses in connection with the further development and commercialization of our direct radiography products. We do not expect to be profitable for at least the next twelve months.

  WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE THE OPERATIONS OF DIRECT RADIOGRAPHY CORP.

  We acquired Direct Radiography Corp. in June 1999. That acquisition involves numerous risks generally associated with acquisitions, including:

  .  the diversion of management's attention;
  . the assimilation of operations, personnel and products of the acquired businesses;
  . the ability to manage geographically remote units; and . the potential loss of key employees of the acquired businesses.

  We may not be able to successfully integrate the operations of Direct Radiography Corp. Failure to do so would have a material adverse effect on our business, results of operations and financial condition.

  OUR SUCCESS DEPENDS ON NEW PRODUCT DEVELOPMENT.

  We have a continuing research and development program designed to develop new products and to enhance and improve our products. With the acquisition of Direct Radiography Corp., we are expending substantial resources to develop and enhance our direct-to-digital imaging products. The successful development of our products and product enhancements are subject to numerous risks, both known and unknown, including:

  .  unanticipated delays;
  .  budget overruns;
  .  technical problems; and
  . other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products.

  Given the uncertainties inherent with product development and introduction, we can not assure that any of product development efforts will be successful on a timely basis or within budget, if at all. Our failure to develop new products and product enhancements on a timely basis or within budget could have a material adverse effect on our business, results of operations or financial condition.

  THE MARKETS FOR OUR DIRECT RADIOGRAPHY PRODUCTS ARE UNPROVEN.

  In 1998, Direct Radiography Corp. was the first company to introduce direct-to-digital X-ray imaging products in the United States. Since that introduction, Direct Radiography Corp. has had only limited sales of its products, primarily for test purposes. As a result, the markets for these products are unproven. There is a significant installed base of conventional X-ray imaging products in hospitals and radiological practices. The use of our direct-to digital X-ray imaging products would require these potential customers to either modify or replace their existing X-ray imaging equipment. Because of the early stage of the markets for these products, it is likely that our evaluation of the potential markets for these products will materially vary with time. We cannot assure that any significant market will develop for our direct radiography products.

  THE TERMINATION OF THE PLACEMENT OF NEW SYSTEMS UNDER OUR STRATEGIC ALLIANCE PROGRAM, WHICH ACCOUNTED FOR A LARGE PORTION OF OUR SALES IN FISCAL 1998, IS ADVERSELY AFFECTING OUR OPERATING RESULTS.

  At the end of February 1999, Sanwa, now known as Fleet Business Credit Corporation, discontinued the placement of new bone densitometers under our strategic alliance program. Under this program, Sanwa purchased bone densitometry equipment from us that they leased to physicians, primarily in the primary care market, on a fee-per-scan basis. Our sales under this program accounted for 5% of our product revenues in fiscal 1999 and 33% of those revenues in fiscal 1998. The discontinuance of new placements under this program has adversely affected our results of operations. Our operating results may continue to be materially and adversely affected unless we can obtain replacement revenue from more conventional sales or leasing programs.

  OUR REMARKETING OBLIGATIONS UNDER THE STRATEGIC ALLIANCE PROGRAM COULD ADVERSELY AFFECT OUR FUTURE PRODUCT SALES.

  Under our strategic alliance program, we continue to be obligated to perform certain remarketing activities for equipment repossessed by or returned to Fleet Business Credit Corporation. As Fleet has received significant returns under this program, their efforts to remarket the returned equipment could have a material adverse effect on our future product sales.

  AN UNFAVORABLE OUTCOME OR PROLONGED LITIGATION IN OUR LAWSUIT WITH FLEET COULD MATERIALLY HARM OUR BUSINESS.

  We are in litigation that we initiated with Fleet through a declaratory judgement action regarding the extent of our respective obligations under our strategic alliance program. Fleet is seeking unspecified compensatory damages and other relief. We believe that the claims are groundless and we are vigorously defending ourselves. Nevertheless, litigation can be extremely expensive and time consuming. Furthermore, we cannot make any guarantees regarding the outcome of this action. An unfavorable outcome or prolonged litigation could materially harm our business, results of operations or financial condition.

  Our reliance on a single sales representative for a significant portion of our revenues could have a material adverse effect on our results of operations.

  In the United States, we have sold our products to the primary care market primarily through Physician Sales and Services, Inc., known as PSS. PSS had previously been our exclusive distributor for most of our DXA products in this
market.  We converted this to a nonexclusive relationship in November 1999.   We
continue to have an exclusive distribution agreement with PSS to sell our Sahara bone sonometer to the primary care market. Our reliance on a single sales representative for this important market could have a material adverse effect on our results of operations. In fiscal 1998, sales in which PSS acted as either our sales representative or distributor, which included sales under our strategic alliance program, accounted for 35% of our product revenues. In fiscal 1999, sales to or through PSS accounted for 14% of our product revenues. This reduction in sales was in large part due to changes in our strategic alliance program which took effect in the beginning of the fiscal year and the subsequent termination of that program. Our Sahara agreement with PSS expires in May 2000 and may be terminated by either party on thirty days notice. We cannot assure that the agreement will be continued. Even if the agreement is continued, we may not continue to receive significant revenues through PSS's efforts. Our failure to generate significant revenues from the primary care market, through the efforts of PSS or otherwise, is likely to have a material adverse effect upon our business, results of operation or financial condition.

  OUR RELIANCE ON ONE OR ONLY A LIMITED NUMBER OF SUPPLIERS FOR SOME KEY COMPONENTS OR SUBASSEMBLIES FOR OUR PRODUCTS COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.

  We rely on one or only a limited number of suppliers for some key components or subassemblies for our products. In particular we have only one source of supply for each of the panel and the coating of that panel for our direct radiography products. In addition we have only limited sources of supply for several key components used in our mini c-arm systems. Obtaining alternative sources of supply of these components could involve significant delays and other costs, may not be available to us on reasonable terms, if at all. The failure of a component supplier or contract assembler to provide acceptable quality and timely components or assembly service at an acceptable price, or an interruption of supplies from such a supplier could have a material adverse effect on our business, financial condition or results of operations.

  THE SUCCESS OF OUR BONE DENSITOMETRY BUSINESS DEPENDS IN LARGE PART ON THE DEVELOPMENT AND MORE WIDESPREAD ACCEPTANCE OF COMPLEMENTARY THERAPIES.

  Our bone densitometers and related products are used to assist physicians in diagnosing patients at risk for osteoporosis and other bone disorders, and to monitor the effectiveness of therapies to treat these disorders. As a result, the success of these products will in large part be dependent upon the development and more widespread acceptance of drug therapies to prevent and to treat osteoporosis. Over the last several years, the FDA has approved a number of drug therapies to treat osteoporosis. We also understand that a number of other drug therapies are under development. While sales of our bone densitometry products have benefited from the increased availability and use of these therapies, most patients who are at risk for osteoporosis continue to go untreated. We cannot assure that any therapies under development or in clinical trials will prove to be effective, obtain regulatory approval, or that any approved therapy will gain wide acceptance. Even if these therapies gain widespread acceptance, we can not assure that such acceptance will increase the sales of our products.

  THE SUCCESS OF OUR BONE DENSITOMETRY PRODUCTS DEPENDS ON OUR BROADENING MARKET ACCEPTANCE.

  The success of our bone densitometer and related products depends on our ability to increase sales to primary care providers, such as gynecologists and family physicians. Although we had initial success in placing our products with these groups during fiscal 1998, during the current fiscal year, our sales to this group have slowed. We may not be successful in obtaining broader market acceptance for our products or in increasing sales to targeted groups. Our failure to achieve such success could have a material adverse effect on our business, results of operations or financial condition.

  THE UNCERTAINTY OF HEALTH CARE REFORM COULD ADVERSELY AFFECT OUR BUSINESS.

  Health care reform proposals and medical cost containment measures in the United States and in many foreign countries could:

  .  limit the use of our products;
  . reduce reimbursement available for such use; or . adversely affect the use of new therapies for which our products may be targeted.

  These reforms or cost containment measures, including the uncertainty in the medical community regarding their nature and effect, could have a material adverse effect on our business, results of operations or financial condition.

  A REDUCTION IN REIMBURSEMENT LEVELS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

  Health care insurance systems in the United States and abroad have approved reimbursement for bone densitometer use. In the United States, many third-party insurers pay for bone density examinations. In addition, the Health Care Finance Administration, known as HCFA, has approved reimbursement for X-ray and ultrasound examinations. HCFA establishes guidelines for the reimbursement of health care providers treating Medicare and Medicaid patients. The actual reimbursement amounts are determined by the individual state Medicare carriers. There are often delays between the reimbursement approvals by the Health Care Finance Administration and by a state Medicare carrier. Moreover, states may choose not to follow the Health Care Finance Administration reimbursement guidelines. A reduction in reimbursement levels for our products could have a material adverse effect on our business, results of operations or financial condition.

  OUR SUCCESS DEPENDS UPON OUR ABILITY TO ADAPT TO RAPID CHANGES IN TECHNOLOGY AND CUSTOMER REQUIREMENTS.

  The market for our products has been characterized by rapid technological change, frequent product introductions and evolving customer requirements. We believe that these trends will continue into the foreseeable future. Our success will depend, in part, upon our ability to enhance our existing products, successfully develop new products that meet increasing customer requirements and gain market acceptance. If we fail to do so our products may be rendered obsolete or uncompetitive by new industry standards or changing technology.

  WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

  We may not be able to compete successfully. A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Many of these competitors and potential competitors have substantially greater resources than we do.

  Lunar, Norland Medical Systems, Aloka, Diagnostic Medical Systems and Hitachi have developed dual X-ray systems to measure bone density. In ultrasound, we compete with Lunar, Myriad, McCue and OSI Systems and expect additional competitors in the future based upon the greater availability of ultrasound technology. In addition, Lunar, Norland Medical Systems, OSI Systems and Schick have peripheral X-ray systems that compete with our dual X-ray and ultrasound bone densitometry products, primarily on price.

  Our direct-to-digital imaging products will compete with traditional X-ray systems as well as computed radiography systems, which are less expensive than our products, and other direct-to-digital systems. Many of these competitors have established relationships with hospitals and other of our potential customers in our targeted markets. The larger competitors in these markets include General Electric, Siemens and Philips, Canon and Varian.

  Our mini c-arm products compete directly with mini c-arms manufactured and sold by a limited number of companies including Lunar, OEC Medical and XiTec. We also compete indirectly with manufacturers of conventional c-arm image intensifiers including Philips, Siemens, General Electric, OEC Medical, Fischer Imaging and Picker International.

  OUR RESULTS OF OPERATIONS ARE SUBJECT TO SIGNIFICANT QUARTERLY VARIATION AND SEASONAL FLUCTUATION.

  Our results of operations have been and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including:

  .  the overall state of health care and cost containment efforts;
  . the development status and demand for drug therapies to treat osteoporosis; . the development status and demand for our direct-to-digital imaging products;
  .  economic conditions in our markets;
  .  the timing of orders;
  .  the timing of expenditures in anticipation of future sales;
  .  the mix of products sold by us;
  . the introduction of new products and product enhancements by us or our competitors; and
  .  pricing and other competitive conditions.

  We also believe that our sales may be somewhat seasonal, with reduced orders in the summer months reflecting summer vacation schedules. Customers may also cancel or reschedule shipments. Production difficulties could also delay shipments. Any of these factors also could have a material adverse effect on our business, results of operations or financial condition.

  REDUCTIONS IN REVENUES COULD HAVE A MATERIAL ADVERSE EFFECT ON OPERATING RESULTS BECAUSE A HIGH PERCENTAGE OF OUR OPERATING EXPENSES IS RELATIVELY FIXED.

  A high percentage of our operating expenses is relatively fixed. We likely will not be able to reduce spending to compensate for adverse fluctuations in revenues. As a result, shortfalls in revenues are likely to have a material adverse effect on our operating results.

  OUR DELAY OR INABILITY TO OBTAIN ANY NECESSARY UNITED STATES OR FOREIGN REGULATORY CLEARANCES OR APPROVALS FOR OUR PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

  Our products are medical devices that are the subject of a high level of regulatory oversight. Our delay or inability to obtain any necessary United States or foreign regulatory clearances or approvals for our products could have a material adverse effect on our business. The process of obtaining clearances and approvals can be costly and time-consuming. There is a risk that any approvals or clearances, once obtained, may be withdrawn or modified. Medical devices cannot be marketed in the United States without clearance or approval by the FDA. Medical devices sold in the United States must also be manufactured in compliance with FDA Good Manufacturing Practices, which regulate the design, manufacture, packing, storage and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research and labeling. States may also regulate the manufacture, sale and use of medical devices, particularly those that employ X-ray technology. Our products are also subject to approval and regulation by foreign regulatory and safety agencies.

  WE CONDUCT OUR BUSINESS WORLDWIDE WHICH EXPOSES US TO A NUMBER OF DIFFICULTIES IN COORDINATING OUR INTERNATIONAL ACTIVITIES AND DEALINGS WITH MULTIPLE REGULATORY ENVIRONMENTS.

  We maintain sales and service offices in Belgium, France and Spain, and sell our products to customers throughout the world. Our worldwide business may be materially adversely affected by:

  . difficulties in staffing and managing operations in multiple locations; . greater difficulties in trade accounts receivable collection;
  .  possible adverse tax consequences;
  .  governmental currency controls;
  .  changes in various regulatory requirements;
  .  political and economic changes and disruptions;
  .  export/import controls; and
  .  tariff regulations.

  We have recently experienced difficulties in collecting accounts receivable in Latin America, which as of September 25, 1999 totaled $6.5 million, including $1.0 million of long-term accounts receivable included in other assets. In fiscal 1999, we increased our reserve against our receivables, including these Latin American receivables, by $900,000.


  FLUCTUATIONS IN THE EXCHANGE RATES, IN RELATION TO THE U.S. DOLLAR, AND THE OTHER FOREIGN CURRENCIES IN WHICH WE CONDUCT OUR BUSINESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

  In fiscal 1999, foreign sales accounted for approximately 37% of our product sales. We maintain sales and service offices in Belgium, France and Spain. The expenses and sales of these offices are denominated in local currencies. We anticipate that foreign sales and sales denominated in foreign currencies will continue to account for a significant portion of our total sales. Fluctuations in the value of local currencies have caused and are likely to continue to cause, amounts translated into U.S. dollars to fluctuate in comparison with previous periods. In particular, an increase in the value of the local currencies in which we have offices would likely increase our expenses relative to U.S. dollar sales and could have a material adverse effect on our operating results. We have hedged our foreign currency exposure by borrowing funds in local European currencies to pay the expenses of our foreign offices. There is a risk that these hedging activities will not be successful in mitigating our foreign exchange risk exposure.

  WE ARE NOT CERTAIN HOW WE WILL BE AFFECTED BY THE EURO CONVERSION.

  On January 1, 1999, 11 of the 15 member countries of the European Union, including Belgium, France and Spain, established fixed conversion rates between their existing sovereign currencies and the euro. The European Union has scheduled January 1, 2002 for the transition to the euro to be complete. We have significant operations within the European Union and are currently preparing for the euro conversion. The issues that we are addressing include:

  .  preparing our information systems for the euro;
  . analyzing the benefit of decreased exchange rate risk in cross border transactions involving participating countries; and
  .  assessing the potential impact of increased price transparency.

  In addition, the euro may impact general economic conditions such as interest and foreign exchange rates within the participating countries or in other areas where we operate. We are analyzing the impact of the euro with a view to minimizing the effects on our operations. We do not expect the costs of upgrading our systems for the euro to be material.

  YEAR 2000 READINESS DISCLOSURE; OUR FAILURE TO RESOLVE THE YEAR 2000 PROBLEM COULD CAUSE DISRUPTIONS IN OUR COMPUTER SYSTEMS THAT COULD PREVENT US FROM ENGAGING IN NORMAL BUSINESS ACTIVITIES.

  The year 2000 issue is the potential for system and processing failure of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize date-sensitive information when the year changes to 2000 could generate system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar ordinary business activities. We have defined year 2000 compliance as the ability for us, our products and our suppliers to continue normal business activities in the year 2000 and beyond.

  We have evaluated the year 2000 issue with respect to our financial and management information systems, our products and our suppliers. At this point in our assessment, we are not currently aware of any year 2000 problems that are reasonably likely to have a material adverse effect on our business, results of operations or financial condition, without taking into account our efforts to avoid such problems. We believe that our accounting and information systems are currently compliant as a result of installing an upgrade version of the software made available through the annual maintenance contract. We also use other application hardware and software which we believe to be year 2000 complaint. There is a risk that, notwithstanding our internal review, if we have not properly identified all year 2000 compliance issues with respect to our management and information systems, we may not be able to implement all necessary changes to these systems on a timely basis and within budget. Such a failure could result in a material disruption to our business, including the inability to track and fill orders on a timely basis, which could have a material adverse effect on our business, results of operations or financial condition.

  We have evaluated our bone densitometer products in production and believe them to be year 2000 compliant. We have also undertaken a general review of our previously sold bone densitometer products and determined that many of those products will need software upgrades to become year 2000 compliant. We have developed a year 2000 compliant software upgrade for these systems and plan to make it available to our customers, at our expense. We do not expect these costs to be material. Some customers will need computer hardware upgrades in addition to the software upgrades to become year 2000 compliant.

  We are also exposed to the risk that we could experience material shipment delays from our major component suppliers or material sales delays from our major customers due to year 2000 issues relating either to their management information or production systems. We have inquired of these suppliers in an attempt to ascertain their year 2000 readiness. Although we do not currently anticipate that we will experience any material shipment delays from our major product suppliers or any material sales delays from our major customers due to year 2000 issues, these third parties could experience year 2000 problems that could have a material adverse effect on our business, results of operations or financial condition.

  Apart from our activities described above, we do not have and do not plan to develop a contingency plan to address year 2000 issues. Should any unanticipated significant year 2000 issues arise, our failure to implement such a contingency plan could have a material adverse effect on our business, financial condition and results of operations.

  To the extent that we do not identify any material non-compliant year 2000 issues affecting us or third parties, such as our suppliers, service providers and customers, the most reasonably likely worst case year 2000 scenario is a systemic failure beyond our control, such as a prolonged telecommunications or electrical failure, or a general disruption in United States or global business activities that could result in a significant economic downturn. We believe that the primary business risks, in the event of such failure or other disruption, would include but not be limited to, loss of customers or orders, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on our business, results of operations or financial condition.

  OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY.

  We rely primarily on a combination of trade secrets, patents, copyright and trademark laws, confidentiality procedures to protect our technology. As of November 30, 1999, we had obtained 59 patents, licensed 17 patents and have pending 53 patent applications in the United States. These patents have expiration dates ranging from 1999 to 2016. One of our licensed U.S. ultrasound patents will expire in this year, and two licensed patents with ultrasound and X-ray claims will expire in 2001. We have obtained or applied for corresponding patents and patent applications in several foreign countries for certain of our patents and patent applications. There is a risk that these patent applications will not be granted or that the patent or patent application will not provide significant protection for our products and technology. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as United States intellectual property laws. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology.

  OUR SETTLEMENT AGREEMENT WITH LUNAR, WHICH PROVIDES THAT EACH OF US MAY NOT ENFORCE OUR PROPRIETARY RIGHTS AGAINST THE OTHER FOR A TEN YEAR PERIOD ENDING NOVEMBER 2005 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

  We were involved in extensive patent litigation with Lunar, with each party claiming that the other was infringing patents held by the other. This litigation was settled by agreement dated November 22, 1995. The agreement provides for royalties to be paid by each party to the other for future sales of products using defined technologies. We do not believe that amounts to be paid by either party under this arrangement will be material. The agreement also provides that neither party will engage in patent litigation with the other party relating to these technologies for a period of ten years following the date of the agreement, regardless of the infringement claimed and whether the technology in question currently exists or is developed or acquired by the other party in the future. As a result, Lunar could use our technology during this period in a manner that would materially and adversely affect our business.

  OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED IF WE INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

  There has been substantial litigation regarding patent and other intellectual property rights in the medical device and related industries. We have been, and may be in the future, notified that we may be infringing intellectual property rights possessed by other third parties. If any such claims are asserted against our intellectual property rights, we may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. As a result, any infringement claims by third parties or other claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may have a material adverse effect on our business, financial condition and results of operations.

  WE MAY NOT BE SUCCESSFUL IN IDENTIFYING, ACQUIRING, DEVELOPING AND EXPANDING PRODUCTS AND TECHNOLOGY.

  We expect to continue to seek to expand our products and technology through acquisitions or strategic alliances in complementary markets, including other diagnostic or imaging markets and other women's health care markets. There is a risk that we will not be successful in identifying, acquiring and developing products and technology. There are additional risks that, once identified, we will not consummate such acquisitions and that, once acquired, we will not successfully integrate the technology or businesses.

  OUR FUTURE SUCCESS WILL DEPEND ON THE CONTINUED SERVICES OF OUR EXECUTIVE OFFICERS AND KEY RESEARCH AND DEVELOPMENT PERSONNEL.

  The loss of any of our executive officers or key research and development personnel could have a material adverse effect on our business and prospects. Our success will also depend upon our ability to attract and retain other qualified managerial and technical personnel. Competition for such personnel, particularly software engineers and other technical personnel, is intense. We may not be able to attract and retain personnel necessary for the development of our business. We do not have any key man life insurance for any of our officers or other key personnel.

  OUR CHIEF EXECUTIVE OFFICER AND SENIOR VICE PRESIDENT ALSO SERVE IN SIMILAR POSITIONS OF ANOTHER COMPANY, WHICH DIVERTS THEIR ATTENTION AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

  S. David Ellenbogen, our Chief Executive Officer, and Jay A. Stein, our
Senior Vice President, also serve in similar positions at Vivid Technologies, Inc. Under a management agreement between Vivid and us, we agreed to provide management services to Vivid, including the part-time assistance of Mr. Ellenbogen and Dr. Stein. As a result, we do not have the full time and attention of these key executive officers, which could have a material adverse effect on our business. Vivid Technologies, Inc. has entered into a merger agreement with PerkinElmer Corporation. The merger is currently scheduled to be completed in January 2000. If the merger is completed, the management agreement with Vivid will terminate and Mr. Ellenbogen and Dr. Stein will no longer be officers of Vivid.

  THERE IS A RISK THAT OUR INSURANCE WILL NOT BE SUFFICIENT TO PROTECT US FROM PRODUCT LIABILITY CLAIMS, OR THAT IN THE FUTURE PRODUCT LIABILITY INSURANCE WILL NOT BE AVAILABLE TO US AT A REASONABLE COST, IF AT ALL.

  Our business involves the risk of product liability claims inherent to the medical device business. We maintain product liability insurance subject to certain deductibles and exclusions. There is a risk that our insurance will not be sufficient to protect us from product liability claims, or that product liability insurance will not be available to us at a reasonable cost, if at all. An underinsured or uninsured claim could have a material adverse effect on our business, financial condition or results of operations.

  PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND BY-LAWS AND A RIGHTS DISTRIBUTION MAY HAVE THE EFFECT OF DISCOURAGING ADVANTAGEOUS OFFERS FOR OUR BUSINESS OR COMMON STOCK AND LIMIT THE PRICE THAT INVESTORS MIGHT BE WILLING TO PAY IN THE FUTURE FOR SHARES OF OUR COMMON STOCK.

  Our Certificate of Incorporation, By-laws and the provisions of Delaware corporate law include provisions that may have the effect of discouraging or preventing a change in control. In addition, we made a rights distribution in December 1992 that could also have the effect of discouraging or preventing a change in control. These provisions could limit the price that our stockholders might receive in the future for shares of our common stock.

  THE VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT YOUR INVESTMENT IN OUR STOCK.

  The market price of the common stock has been, and may continue to be, highly volatile. We believe that a variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including:

  .  announcements and rumors of developments related to our business;
  . quarterly fluctuations in our actual or anticipated operating results and order levels;
  .  general conditions in the worldwide economy;
  .  announcements of technological innovations;
  .  new products or product enhancements by us or our competitors;
  . developments in patents or other intellectual property rights and litigation; and
  .  developments in our relationships with our customers and suppliers.

  In addition, in recent years the stock market in general and the markets for shares of small capitalization and "high-tech" companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of the common stock, and the market price of the common stock may decline.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. SFAS No. 107, Disclosure of Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, short and long-term investments, accounts receivable, accounts payable and debt obligations. The fair value of these financial instruments approximates their carrying amount.

  Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a line of credit at the Europe Interbank Offered Rate. At September 25, 1999, our outstanding borrowings under the line of credit were $1.1 million, at a weighted average interest rate of 5.8%.

  Substantially all of our sales outside the United States are conducted in U.S. dollar denominated transactions. We operate two European subsidiaries which incur expenses denominated in local currencies. However, we believe that these operating expenses will not have a material adverse effect on our business, results of operations or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        HOLOGIC, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements
                as of September 26, 1998 and September 25, 1999
                         Together with Auditors' Report

                    Report of Independent Public Accountants


To Hologic, Inc.:

We have audited the accompanying consolidated balance sheets of Hologic, Inc. (a Delaware corporation) and subsidiaries as of September 26, 1998 and September 25, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hologic, Inc. and subsidiaries as of September 26, 1998 and September 25, 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 1999, in conformity with generally accepted accounting principles.

                                                 /s/ Arthur Andersen LLP

Boston, Massachusetts
November 5, 1999

                        HOLOGIC, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                (In Thousands)

                                     Assets

                                                                                       September 26,         September 25,
                                                                                          1998                   1999
Current Assets:
 Cash and cash equivalents                                                                 $ 48,423            $ 36,508
 Short-term investments                                                                      27,479              26,170
 Accounts receivable, less reserves of $2,100 and $3,480, respectively                       29,287              28,056
 Inventories                                                                                 20,438              17,596
 Prepaid expenses and other current assets                                                    6,221               6,841
                                                                                           --------            --------

     Total current assets                                                                   131,848             115,171
                                                                                           --------            --------

Property and Equipment, at cost:
 Land                                                                                             -              10,002
 Buildings and improvements                                                                  20,066              28,812
 Equipment                                                                                    8,633              15,981
 Furniture and fixtures                                                                       1,910               3,224
 Leasehold improvements                                                                       1,729                 605
                                                                                           --------            --------
                                                                                             32,338              58,624

 Less--Accumulated depreciation and amortization                                              6,440               8,154
                                                                                           --------            --------
                                                                                             25,898              50,470
                                                                                           --------            --------
Other Assets, net                                                                            14,851              10,129
                                                                                           --------            --------

     Total assets                                                                          $172,597            $175,770
                                                                                           ========            ========

                     Liabilities and Stockholders' Equity

Current Liabilities:
 Line of credit                                                                            $  3,799            $  1,103
 Accounts payable                                                                             5,497               6,063
 Accrued expenses                                                                            12,453              10,103
 Deferred revenue                                                                            10,466               8,079
                                                                                           --------            --------

     Total current liabilities                                                               32,215              25,348
                                                                                           --------            --------

Commitments and Contingencies (Notes 8 and 13)

Stockholders' Equity:
 Common stock, $.01 par value-
  Authorized--30,000 shares
  Issued--13,378 and 15,303 shares, respectively                                                134                 153
 Capital in excess of par value                                                              95,100             109,624
 Retained earnings                                                                           46,187              42,440
 Accumulated other comprehensive loss                                                          (575)             (1,330)
 Treasury stock, at cost--45 shares in 1998 and 1999                                           (464)               (464)
                                                                                           --------            --------
      Total stockholders' equity                                                            140,382             150,423
                                                                                           --------            --------

      Total liabilities and stockholders' equity                                           $172,597            $175,770
                                                                                           ========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                     (In Thousands, except per share data)

                                                                                        Years Ended
                                                                 ---------------------------------------------------------
                                                                 September 27,          September 26,         September 25,
                                                                     1997                   1998                  1999
Revenues:
 Product sales                                                    $     102,781          $    111,498          $     81,737
 Other revenue                                                            3,908                 4,066                 2,403
                                                                  -------------          ------------          ------------

                                                                        106,689               115,564                84,140
                                                                  -------------          ------------          ------------

Costs and Expenses:
 Cost of product sales                                                   47,492                55,891                50,333
 Research and development                                                 8,527                 9,778                12,664
 Selling and marketing                                                   19,448                28,589                19,658
 General and administrative                                               8,827                10,452                10,963
                                                                  -------------          ------------          ------------

                                                                         84,294               104,710                93,618
                                                                  -------------          ------------          ------------

     Income (loss) from operations                                       22,395                10,854                (9,478)

Interest Income                                                           5,346                 5,998                 4,204

Other Expense                                                              (172)                 (664)                 (548)
                                                                  -------------          ------------          ------------

     Income (loss) before provision (benefit) for income taxes           27,569                16,188                (5,822)

Provision (Benefit) for Income Taxes                                      9,840                 5,800                (2,075)
                                                                  -------------          ------------          ------------

     Net income (loss)                                            $      17,729          $     10,388          $     (3,747)
                                                                  =============          ============          ============

Net Income (Loss) per Share:
 Basic                                                            $        1.37          $        .78          $       (.27)
                                                                  =============          ============          ============
 Diluted                                                          $        1.30          $        .75          $       (.27)
                                                                  =============          ============          ============

Weighted Average Number of Shares Outstanding:
 Basic                                                                   12,986                13,259                13,950
                                                                  =============          ============          ============
 Diluted                                                                 13,672                13,766                13,950
                                                                  =============          ============          ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        HOLOGIC, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                                (In Thousands)

                                                       Common Stock           Capital in                      Treasury Stock
                                                   Number of      $.01       Excess of Par    Retained      Number of
                                                    Shares      Par Value        Value        Earnings       Shares     Amount
Balance, September 28, 1996                         12,871      $     129        $ 89,254     $ 18,070           -     $    -
 Exercise of stock options                             212              2           1,346            -           -          -
 Stock issued for employee compensation                  7              -             137            -           -          -
 Issuance of common stock under employee
   stock purchase plan                                  11              -             226            -           -          -
 Issuance of common stock under 401(k) plan             10              -             215            -           -          -
 Compensation for grants of stock options
   to nonemployees                                       -              -              20            -           -          -
 Tax benefit from stock options exercised                -              -             470            -           -          -
 Net income                                              -              -               -       17,729           -          -
 Translation adjustments                                 -              -               -            -           -          -
                                                    ------      ---------        --------     --------     -------     ------

     Comprehensive income


Balance, September 27, 1997                         13,111            131          91,668       35,799           -          -
 Exercise of stock options                             229              2           1,307            -           -          -
 Stock issued for employee compensation                  9              -             227            -           -          -
 Issuance of common stock under employee
   stock purchase plan                                  17              -             278            -           -          -
 Issuance of common stock under 401(k) plan             12              1             291            -           -          -
 Purchase of treasury stock                              -              -               -            -          45       (464)
 Compensation for grants of stock options
   to nonemployees                                       -              -             133            -           -          -
 Tax benefit from stock options exercised                -              -           1,196            -           -          -
 Net income                                              -              -               -       10,388           -          -
 Translation adjustments                                 -              -               -            -           -          -
                                                    ------      ---------        --------     --------     -------     ------

     Comprehensive income


Balance, September 26, 1998                         13,378            134          95,100       46,187          45       (464)
 Exercise of stock options                              30              -             131            -           -          -
 Stock issued for employee compensation                 11              -             144            -           -          -
 Issuance of common stock under employee
   stock purchase plan                                  27              -             163            -           -          -
 Issuance of shares related to acquisition           1,857             19          13,910            -           -          -
 Compensation for grants of stock options
   to nonemployees                                       -              -             133            -           -          -
 Tax benefit from stock options exercised                -              -              43            -           -          -
 Net loss                                                -              -               -       (3,747)          -          -
 Translation adjustments                                 -              -               -            -           -          -
                                                    ------      ---------        --------     --------     -------     ------

     Comprehensive loss


Balance, September 25, 1999                         15,303      $     153        $109,624     $ 42,440          45     $ (464)
                                                    ======      =========        ========     ========     =======     ======

                                                   Accumulated
                                                      Other              Total
                                                  Comprehensive       Stockholders'       Comprehensive
                                                  Income (Loss)          Equity           Income (Loss)
Balance, September 28, 1996                        $     (179)          $ 107,274         $         -
 Exercise of stock options                                  -               1,348                   -
 Stock issued for employee compensation                     -                 137                   -
 Issuance of common stock under employee
   stock purchase plan                                      -                 226                   -
 Issuance of common stock under 401(k) plan                 -                 215                   -
 Compensation for grants of stock options
   to nonemployees                                          -                  20                   -
 Tax benefit from stock options exercised                   -                 470                   -
 Net income                                                 -              17,729              17,729
 Translation adjustments                                 (652)               (652)               (652)
                                                   ----------           ---------         -----------

     Comprehensive income                                                                      17,077
                                                                                          ===========

Balance, September 27, 1997                              (831)            126,767                   -
 Exercise of stock options                                  -               1,309                   -
 Stock issued for employee compensation                     -                 227                   -
 Issuance of common stock under employee
   stock purchase plan                                      -                 278                   -
 Issuance of common stock under 401(k) plan                 -                 292                   -
 Purchase of treasury stock                                 -                (464)                  -
 Compensation for grants of stock options
   to nonemployees                                          -                 133                   -
 Tax benefit from stock options exercised                   -               1,196                   -
 Net income                                                 -              10,388              10,388
 Translation adjustments                                  256                 256                 256
                                                   ----------           ---------         -----------

     Comprehensive income                                                                      10,644
                                                                                          ===========

Balance, September 26, 1998                              (575)            140,382                   -
 Exercise of stock options                                  -                 131                   -
 Stock issued for employee compensation                     -                 144                   -
 Issuance of common stock under employee
   stock purchase plan                                      -                 163                   -
 Issuance of shares related to acquisition                  -              13,929                   -
 Compensation for grants of stock options
   to nonemployees                                          -                 133                   -
 Tax benefit from stock options exercised                   -                  43                   -
 Net loss                                                   -              (3,747)             (3,747)
 Translation adjustments                                 (755)               (755)               (755)
                                                   ----------           ---------         -----------

     Comprehensive loss                                                                   $    (4,502)
                                                                                          ===========

Balance, September 25, 1999                        $   (1,330)          $ 150,423
                                                   ==========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                        HOLOGIC, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                (In Thousands)

                                                                                                   Years Ended
                                                                              -----------------------------------------------------
                                                                              September 27,        September 26,       September 25,
                                                                                 1997                  1998                1999
Cash Flows from Operating Activities:
 Net income (loss)                                                            $     17,729          $    10,388        $     (3,747)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities-
  Depreciation and amortization                                                      1,252                1,851               3,474
  Deferred income taxes                                                                182               (2,500)             (2,128)
  Compensation expense related to issuance of common  stock and stock
    options                                                                            271                  302                 243
  Changes in assets and liabilities, net of DRC acquisition-
   Accounts receivable                                                              (9,694)                 526               4,010
   Inventories                                                                      (2,082)              (7,234)              6,130
   Prepaid expenses and other current assets                                           218                  405                 (81)
   Accounts payable                                                                  1,375                  265                (200)
   Accrued expenses                                                                  1,782                3,447              (3,006)
   Deferred revenue                                                                  1,529                7,179              (2,388)
                                                                              ------------          -----------        ------------

       Net cash provided by operating activities                                    12,562               14,629               2,307
                                                                              ------------          -----------        ------------

Cash Flows from Investing Activities:
 Purchases of held-to-maturity investments                                         (10,624)             (69,282)            (40,848)
 Sales of held-to-maturity investments                                               3,120               95,020              46,675
 Acquisition of Direct Radiography Corporation                                           -                    -              (7,972)
 Purchases of available-for-sale investments                                       (71,832)                   -                   -
 Sales of available-for-sale investments                                            69,375                    -                   -
 Purchase of property and equipment                                                 (2,082)             (22,597)             (8,879)
 Increase in other assets                                                             (105)              (3,714)               (107)
                                                                              ------------          -----------        ------------

       Net cash used in investing activities                                       (12,148)                (573)            (11,131)
                                                                              ------------          -----------        ------------

Cash Flows from Financing Activities:
 (Repayments) borrowings under line of credit                                       (2,452)               3,716              (2,695)
 Net proceeds from sale of common stock                                              1,574                1,587                 294
 Purchase of treasury stock                                                              -                 (464)                  -
 Tax benefit from stock options exercised                                              470                1,196                  43
                                                                              ------------          -----------        ------------

       Net cash (used in) provided by financing activities                            (408)               6,035              (2,358)
                                                                              ------------          -----------        ------------

Effect of Exchange Rate Changes on Cash                                               (668)                 240                (733)
                                                                              ------------          -----------        ------------

Net (Decrease) Increase in Cash and Cash Equivalents                                  (662)              20,331             (11,915)

Cash and Cash Equivalents, beginning of year                                        28,754               28,092              48,423
                                                                              ------------          -----------        ------------

Cash and Cash Equivalents, end of year                                        $     28,092          $    48,423        $     36,508
                                                                              ============          ===========        ============

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for income taxes                                   $      7,380          $     5,993        $      2,592
                                                                              ============          ===========        ============
 Cash paid during the year for interest                                       $        128          $       324        $        229
                                                                              ============          ===========        ============

Supplemental Disclosure of Noncash Financing Activities:
 Issuance of common stock under 401(k) plan                                   $        215          $       292        $          -
                                                                              ============          ===========        ============
 Stock issued for employee compensation                                       $        137          $       227        $        144
                                                                              ============          ===========        ============

Acquisition of Direct Radiography Corporation in 1999:
 Fair value of assets acquired                                                $          -          $         -        $     23,423
 Liabilities assumed                                                                     -                    -              (1,522)
 Cash paid                                                                               -                    -              (7,216)
 Acquisition costs incurred                                                              -                    -                (756)
                                                                              ------------          -----------        ------------

     Fair value of stock issued                                               $          -          $         -        $     13,929
                                                                              ============          ===========        ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)



(1)  Operations

     Hologic, Inc. and subsidiaries (the Company or Hologic) is engaged in the development, manufacture and distribution of proprietary X-ray, digital X-ray and other medical systems.

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

     (b)  Fiscal Year

          The Company's fiscal year ends on the last Saturday in September. Fiscal 1997, 1998 and 1999 ended on September 27, 1997, September 26, 1998 and September 25, 1999, respectively.

     (c)  Management's Estimates and Uncertainties

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

     (d)  Cash and Cash Equivalents and Investments

          The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at September 26, 1998 and September 25, 1999 are approximately $5,808 and $5,824, respectively, of securities purchased under agreements to resell. The securities purchased under agreements to resell are collateralized by U.S. government securities. Short-term investments have maturities of greater than three

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)

          months and consist of commercial paper, corporate bonds and securities issued by the U.S. government and its agencies. Investments with maturities of greater than one year have been classified as long-term. The Company had long-term investments of approximately $7,483 and $2,966, with an average maturity period of 26 months and 51 months, as of September 26, 1998 and September 25, 1999, respectively, which are included in other assets in the accompanying consolidated balance sheets.

          The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. The investments that the Company has deemed to be held-to-maturity include cash equivalents and securities issued by U.S. government agencies, which total approximately $81,026 and $62,758 at September 26, 1998 and September 25, 1999, respectively.

     (e)  Concentration of Credit Risk

          SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of cash, short-term investments, trade accounts receivable and long-term receivables. The Company's credit risk is managed by investing its cash in high-quality money market instruments, securities of the U.S. government and its agencies, and high-quality corporate issuers. The Company has not experienced any material losses related to receivables from individual customers, geographic regions or groups of customers in the X-ray and medical devices industry. Due to these factors, no additional credit risk beyond amounts provided for, is believed by management to be inherent in the Company's accounts receivable.

          The Company utilizes distributors in certain countries with various credit terms, depending on the individual circumstances. One distributor had amounts due to the Company of approximately $1,169 and $748 as of September 26, 1998 and September 25, 1999, respectively. This distributor accounted for 5%, 2% and 3.5% of product sales for fiscal 1997, 1998 and 1999, respectively.

          The Company finances certain sales to Latin American customers over two to three years. At September 26, 1998 and September 25, 1999, the Company had long-term accounts receivable outstanding of approximately $2,904 and $1,020, respectively, relating to these sales, which are included in other assets. The economic and currency related uncertainties in these countries may increase the likelihood of nonpayment. As a result, the Company increased its bad debt reserve during fiscal 1999.

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)

          The Company has sold its systems to a leasing company, which in turn leased the systems to third parties. The leasing company accounted for 13%, 33% and 5% of product sales for fiscal 1997, 1998 and 1999, respectively (see Notes 10 and 13).

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

     (g)  Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                 September 26,    September 25,
                                                     1998             1999
           Raw materials and work-in-process       $13,859          $ 7,918
           Finished goods                            6,579            9,678
                                                   -------          -------

                                                   $20,438          $17,596
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

                                                           Estimated
                      Asset Classification               Useful Life
                    Building and improvements               40 years
                    Equipment                              3-5 years
                    Furniture and fixtures                 5-7 years
                    Leasehold improvements               Life of lease

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

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

          Transaction gains and losses in fiscal 1997, 1998 and 1999 were not significant.

     (l)  Revenue Recognition

          The Company recognizes product revenue upon shipment. A provision is made at that time for estimated warranty costs to be incurred. Other revenues are recorded at the time the product is shipped or the service is rendered. In connection with a fee-per-scan arrangement with a leasing Company for certain products, the Company has entered into a remarketing agreement whereby the Company has agreed to perform certain remarketing activities and to help recover certain losses incurred by the leasing Company up to 10% of the total fee-per-scan contracts funded. The leasing Company purchases all such products covered under these contracts from the Company. The Company has reserved for potential losses under these contracts by deferring revenue in an amount equal to 10% of the contracts funded (see Notes 10 and 13).

          Maintenance revenues are recognized over the term of the contract.

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)


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

     (n)  Net Income (Loss) Per Share

          Basic and diluted net income (loss) per share are presented in conformity with SFAS No. 128, Earnings per Share. Basic net income
          (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net loss per share in 1999 is computed in the same way as basic, as all common equivalent shares are considered antidilutive. Diluted net income per share is computed by dividing net income by the diluted weighted average number of common and common-equivalent shares outstanding during the period. The weighted average number of common-equivalent shares has been determined in accordance with the treasury stock method. Common stock equivalents include options to purchase common stock.

          The reconciliation of basic and diluted shares outstanding is as follows:

                                                          1997        1998        1999
          Weighted average common shares outstanding       12,986       13,259      13,950

          Effect of dilutive securities stock options         686          507           -
                                                           ------       ------      ------
          Weighted average common shares outstanding,
          assuming dilution                                13,672       13,766      13,950
                                                           ======       ======      ======

          Dilutive weighted average shares outstanding do not include 163, 831 and 1,866 common-equivalent shares for the end of fiscal years 1997, 1998 and 1999, respectively, as their effect would have been antidilutive.

     (o)  Derivative Financial Instruments

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)


          At September 26, 1998 and September 25, 1999, the Company had no instruments requiring disclosure under SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

     (p)  Comprehensive Income (Loss)

          SFAS No. 130, Reporting Comprehensive Income, requires disclosure of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income consists entirely of the net income or loss plus the Company's translation adjustments and is disclosed in the accompanying statements of stockholders' equity.

     (q)  Recently Issued Accounting Standards

          SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative's fair value be recognized in earnings currently, unless specific hedge accounting criteria are met. Special accounting or qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and require that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years after June 15, 2000. As the Company does not currently engage in derivatives or hedging transactions, there will be no current impact to the Company's results of operations, financial position or cash flows upon the adoption of SFAS No. 133.

(3)  Acquisition

     On June 3, 1999, pursuant to a securities purchase agreement dated April 28, 1999, as amended (the Securities Purchase Agreement), between Hologic, Sterling Diagnostic Imaging, Inc., a Delaware corporation (SDI) and SDI Investments, LLC, a Delaware limited liability company (SDI Investments), Hologic purchased 100% of the issued and outstanding shares of capital stock of Direct Radiography Corporation Holding Corp., the parent company of Direct Radiography Corp. (DRC), a manufacturer of digital X-ray systems for medical imaging and non-destructive testing applications. On June 3, 1999, pursuant to a contract of sale (the Contract of Sale) with Glasgow Land Company, a Delaware limited liability company and a wholly-owned subsidiary of SDI Investments, Hologic also purchased the land and building in Glasgow, Delaware, at which DRC conducted its business. Hologic paid approximately $21,145 for DRC and the real estate, of which approximately $7,216 was paid in cash and of which approximately $13,929 was paid by delivery of 1,857 shares of Hologic's common stock, par value $.01 per share (the Purchase Price). In connection with the acquisition, Hologic incurred $756 of acquisition costs. The Acquisition was accounted for as a purchase in accordance with

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)


     Accounting Principles Board Opinion No. 16. Accordingly, the results of the operations of DRC have been included in the accompanying consolidated financial statements from the date of acquisition. In accordance with APB Opinion No. 16, the Company allocated the purchase price of the Acquisition based on the fair value of the assets acquired and liabilities assumed.

     The aggregate purchase price of $21,901 including acquisition costs was allocated as follows:

                 Current assets                          $ 4,788
                 Property, plant and equipment            18,635
                 Liabilities assumed                      (1,522)
                                                         -------

                                                         $21,901
                                                         =======

     Unaudited pro forma operating results for the Company, assuming the Acquisition of DRC occurred on September 28, 1997 and September 27, 1998 are as follows:

                                                  1998           1999
                Net sales                       $116,565         $86,466
                Net income (loss)                    382          (9,114)
                Net income per share-
                  Basic                              .03            (.60)
                  Diluted                            .02            (.60)

(4)  Line of Credit

     The Company maintains a line of credit with a bank for the equivalent of $3,000, which bears interest at the Europe Interbank Offered Rate (3.2% at September 25, 1999) plus 1.50%. As of September 25, 1999 $1,103 was outstanding. The borrowings under this line are primarily used by the Company's European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. The average outstanding balance during fiscal 1999 was approximately $1,527 and the weighted average interest rate for fiscal 1999 was 5.8%. Interest expense on this line of credit of approximately $66, $60 and $82 has been included in other expenses in the accompanying consolidated statements of operations for 1997, 1998 and 1999, respectively.

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)


(5)  Income Taxes

     The Company provides for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.

     The provision (benefit) for income taxes in the accompanying consolidated statements of operations consists of the following:

                                                   Years Ended
                                 -------------------------------------------------
                                  September 27,    September 26,     September 25,
                                      1997              1998              1999
              Federal-
                Current           $       8,852     $      7,327      $          -
                Deferred                    142           (2,207)           (1,953)
                                  -------------     ------------      ------------
                                          8,994            5,120            (1,953)
              State-
                Current                     795              973                53
                Deferred                     40             (293)             (175)
                                  -------------     ------------      ------------
                                            835              680              (122)
              Foreign-
                Current                      11                -                 -
                                  -------------     ------------      ------------

                                  $       9,840     $      5,800      $     (2,075)
                                  =============     ============      ============

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)

                                                                          Years Ended
                                                       ----------------------------------------------------
                                                         September 27,     September 26,     September 25,
                                                              1997              1998              1999
Income tax provision at federal statutory  rate               35.0%             35.0%            (35.0)%
Increase (decrease) in tax resulting from-
  Net effect of (income) losses of foreign
   subsidiaries not provided                                  (0.6)              0.1               2.7
  State tax provision(benefit), net of
   federal benefit                                             2.3               2.7              (0.9)
  Research and development tax credit                         (0.9)             (0.9)                -
  Effect of not providing U.S. taxes on
   exempt FSC income                                          (1.4)             (1.2)                -
  Other                                                        1.3               0.1              (2.4)
                                                       -----------        ----------          --------

                                                              35.7%             35.8%            (35.6)%
                                                       ===========        ==========          ========


The components of domestic and foreign income (loss) before the provision (benefit) for income taxes are as follows:

                                                        Years Ended
                                      ------------------------------------------------
                                      September 27,    September 26,     September 25,
                                          1997             1998              1999
              Domestic                $   27,063       $   16,266        $     (5,368)
              Foreign                        506              (78)               (454)
                                      ----------       ----------        ------------

                                      $   27,569       $   16,188        $     (5,822)
                                      ==========       ==========        ============

       During fiscal 1997, 1998 and 1999, the Company realized tax benefits of approximately $470, $1,196 and $43, respectively, relating to the exercise of certain stock options. These benefits are reflected as a component of capital in excess of par value.

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)

   The components of the net deferred tax asset recognized as other current assets in the accompanying consolidated balance sheets are as follows:

                                          September 26,     September 25,
                                              1998              1999
          Deferred tax assets             $      4,665      $      6,898
          Valuation allowance                     (568)             (673)
                                          ------------      ------------

                                          $      4,097      $      6,225
                                          ============      ============

   The Company has recorded a valuation allowance against a portion of its deferred tax assets. The valuation allowance relates primarily to certain deferred tax assets in foreign jurisdictions, for which realization is uncertain.

   The approximate income tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is approximately as follows:

                                                    September 26,   September 25,
                                                         1998           1999
           Net operating loss carryforwards         $        360    $      2,458
           Nondeductible accruals                            332             486
           Nondeductible reserves                          1,568           2,096
           Other temporary differences                      (182)            571
           Deferred revenue                                2,587           1,287
                                                    ------------    ------------

                                                    $      4,665    $      6,898
                                                    ============    ============

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

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)

          The Company's 1994 Stock Option Plan (the 1994 Plan) and the 1995 Stock Option Plan (the 1995 Plan), both of which were originally adopted by FluoroScan, are administered by the Board of Directors and the Company has issued options to purchase 276 shares of the Company's common stock, as of September 25, 1999. Under the terms of the 1994 Plan and the 1995 Plan, the Company may grant employees either incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and deferred stock awards at a price not less than the fair market value on the date of grant. The Company does not intend to grant any additional options under these plans.

          In June 1995, the Board of Directors adopted the 1995 Combination Stock Option Plan (the 1995 Combination Plan), pursuant to which the Company is authorized to issue 1,100 options to purchase shares of common stock. Under the terms of the 1995 Combination Plan, the Company may grant employees either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock at a price not less than the fair market value at the date of grant. In addition, the Company may grant nonqualified options to other participants. As of September 25, 1999, the Company had 254 shares available for future grant under this plan.

          The Company's 1990 Nonemployee Director Stock Option Plan (the Directors' Plan) allows for eligible directors to receive options to purchase 10 shares of common stock upon election as a director. The options vest ratably over a five-year period. In addition, eligible directors are entitled to annual option grants to purchase eight shares of common stock, which vest after six months. Option grants under the Directors' Plan are at not less than fair market value on the date of grant. The Company has reserved 200 shares of common stock for issuance under the Directors' Plan. As of September 25, 1999, the Company had no shares available for future grant.

          In May 1997, the Board of Directors adopted the 1997 Employee Equity Incentive Plan (the 1997 Plan), pursuant to which the Company is authorized to issue 500 shares of common stock. Under the terms of the 1997 Plan, the Company may grant employees either nonqualified stock options, stock appreciation rights, performance shares, restricted stock, or stock units. As of September 25, 1999 the Company had 290 shares available for future grant under this plan.

          In March 1999, the Board of Directors adopted the 1999 Equity Incentive Plan (the 1999 Plan), pursuant to which the Company is authorized to issue 300 shares, plus an annual increase, as defined. Under the terms of the 1999 Plan, the Company may grant employees either incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock, or stock units. As of September 25, 1999 the Company had 490 shares available for future grant under this plan.

          The following table summarizes all stock option activity under all of the plans for the three years ended September 25, 1999.

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)

                                              Number            Exercise         Weighted
                                             of Shares          Price per         Average
                                                                  Share        Exercise Price
      Outstanding, September 28, 1996              1,604     $   .50-$49.00    $        11.24
        Granted                                      325        19.25-29.13             21.60
        Terminated                                  (225)        1.94-37.75             21.46
        Exercised                                   (212)        1.88-30.98             10.36
                                          --------------     --------------    --------------
      Outstanding, September 27, 1997              1,492          .50-49.00             12.08
        Granted                                      399        10.25-29.50             24.24
        Terminated                                   (93)        2.63-45.25             21.97
        Exercised                                   (229)         .50-25.38              5.72
                                          --------------     --------------    --------------
      Outstanding, September 26, 1998              1,569         1.81-49.00             15.52
        Granted                                    1,396         4.13-15.88              9.86
        Terminated                                  (805)        1.94-49.00             21.62
        Exercised                                    (30)        1.94-11.00              4.41
                                          --------------     --------------    --------------

      Outstanding, September 25, 1999              2,130     $  1.81-$44.25    $         9.66
                                          ==============     ==============    ==============
      Exercisable, September 25, 1999              1,009     $  1.81-$44.25    $         9.61
                                          ==============     ==============    ==============
      Exercisable, September 26, 1998                818     $  1.81-$49.00    $        10.46
                                          ==============     ==============    ==============
      Exercisable, September 27, 1997                582     $   .50-$49.00    $         8.78
                                          ==============     ==============    ==============

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)



The range of exercise prices for options outstanding and options exercisable at September 25, 1999 are as follows:

                                 Options Outstanding                                        Options Exercisable
-------------------------------------------------------------------------------------
                                                         Weighted
                                                          Average
                                                         Remaining
                                                        Contractual      Weighted                         Weighted
     Range of                             Options          Life           Average          Options         Average
   Exercise Price                       Outstanding       (Years)      Exercise Price    Exercisable    Exercise Price
 $  1.81  -  $ 5.63                             333            5.56    $         3.46            281    $         3.27
 $  5.94  -  $ 6.81                             381            9.32              6.74             26              6.19
 $  7.00  -  $ 8.25                             366            5.74              8.18            320              8.19
 $  8.44  -  $ 8.88                             132            9.40              8.87              1              8.52
 $  8.94  -  $11.00                             457            7.88             10.95            170             10.94
 $ 11.38  -  $13.25                             313            8.73             13.12             90             13.12
 $ 13.63  -  $44.25                             148            7.25             24.05            121             24.37
                                      -------------    ------------    --------------    -----------    --------------

 $  1.81  -  $45.00                           2,130            7.58    $         9.66          1,009    $         9.61
                                      =============    ============    ==============    ===========    ==============

The weighted average grant date fair value under the Black-Scholes option pricing model of options granted during the years ended September 27, 1997, September 26, 1998 and September 25, 1999 under the various plans is $14.62, $14.81 and $6.59 per share, respectively. As of September 27, 1997, September 26, 1998 and September 25, 1999, the weighted average remaining contractual life of outstanding options under these plans is 7.69, 7.49 and 7.58 years, respectively.

The Company accounts for its stock-based compensation plans under Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995 the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation, which established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123 that requires disclosure of the pro forma effects on net income (loss) and earnings (loss) per share as if SFAS No. 123 had been adopted, as well as certain other information.

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)

      The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options, stock issuances under the employee stock purchase plan and warrants granted to employees of the Company in fiscal years ended September 26, 1998 and September 25, 1999, using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used to calculate the SFAS No. 123 pro forma disclosure and the weighted average information for the fiscal years ended September 27, 1997, September 26, 1998 and September 25, 1999 are as follows:

                                            1997             1998             1999
          Risk-free interest rate            6.00%            5.96%            6.12%
          Expected dividend yield               -                -                -
          Expected lives                   6 years          6 years          6 years
          Expected volatility                  70%              70%              70%

      The pro forma effect of applying SFAS No. 123 for all options granted, stock issuances under the employee stock purchase plan and warrants granted to employees of the Company in fiscal years ended September 27, 1997, September 26, 1998 and September 25, 1999 would be as follows:

                                                         1997            1998            1999
          Net income (loss) as reported                $17,729         $10,388         $(3,747)
          Pro forma net income (loss)                   16,731           8,761          (5,388)

          Diluted net income (loss) per                $  1.30         $   .75         $  (.27)
               share, as reported
          Pro forma diluted net income (loss)          $  1.22         $   .64         $  (.39)
               per share

  (b) Employee Stock Purchase Plan


      In December 1994, the Company adopted the 1995 Employee Stock Purchase Plan (the ESP Plan) in compliance with Section 423 of the Internal Revenue Code. Employees who have completed three consecutive months or 1,000 hours, whether or not consecutive, of employment with the Company are eligible to participate in the ESP Plan. The ESP Plan allows participants to purchase common stock of the Company at 85% of the fair market value, as defined. The Company may issue up to 200 shares under the ESP Plan. During fiscal 1997, 1998 and 1999, the Company issued 11, 17 and 27 shares, respectively, under the ESP Plan. At September 25, 1999, the Company has 121 shares available for purchase under the ESP Plan.

  (c) Rights Agreement

                         HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)

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

     (d)  Treasury Stock

          In 1998, the Board of Directors authorized the purchase of up to 1,000 shares of the Company's common stock. As of September 25, 1999, the Company has purchased 45 shares under this authorization.

(6)  Profit Sharing 401(k) Plan

     The Company has a qualified profit sharing plan covering substantially all of its employees. Contributions to the plan are at the discretion of the Company's Board of Directors. The Company has recorded approximately $235, $360 and $440 as a provision for the profit sharing contribution for fiscal 1997, 1998 and 1999, respectively.

(7)  Related Party Transactions

     (a)  Management Services Agreement

          The Company has an agreement with Vivid Technologies, Inc. (Vivid), an affiliated company, whereby the Company provides management, administrative and support services. The Company charged Vivid approximately $130, $140 and $151 under the agreement during fiscal 1997, 1998 and 1999, respectively, which have been offset against operating expenses of the Company. Of these amounts, approximately $16 and $66 were unpaid as of September 26, 1998 and September 25, 1999, respectively.

     (b)  License and Technology Agreement

          The Company has an agreement with Vivid whereby Vivid obtained a perpetual, exclusive worldwide license to utilize certain of the Company's technology and patents for the sole purpose of developing baggage and inspection security systems (the Exclusive License). In

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)

          September 1996, this license was amended to grant Vivid a nonexclusive license to utilize these patents and technology for certain new product development for other applications (the Nonexclusive License). Royalty payments to the Company under the Exclusive License are 5% of product revenue on Vivid's first $50 million in sales; thereafter, payments are 3% of Vivid's sales up to $200 million. Royalty payments under the Nonexclusive License are 3% on sales up to $200 million. Subsequent to year-end, Vivid and another company entered into a merger agreement (the Merger) and Hologic and Vivid entered into a termination agreement dated October 4, 1999. Under this termination agreement the license fee will terminate upon the effective date of the Merger. As part of the termination agreement, Vivid is to pay Hologic $2,000 upon the consummation date of the Merger. If the Merger does not consummate on or before April 30, 2000, the terms of the termination agreement shall be modified, as defined. If the Merger does not consummate before October 30, 2000, the termination agreement shall become void and Vivid will become responsible for any outstanding royalties under the original license agreement, as amended. The Company recognized approximately $950, $1,070 and $378 of royalty revenue under the Exclusive License for fiscal 1997, 1998 and 1999, respectively. Approximately $519 and $246 were outstanding at September 26, 1998 and September 25, 1999, respectively. The Company has not recognized any royalty revenue under the Nonexclusive License.

(8)  Commitments

     (a)  Operating Leases

          Certain subsidiaries of the Company conduct their operations in leased facilities under operating lease agreements that expire through fiscal 2002. The Company and its subsidiaries lease certain equipment under operating lease agreements that expire through fiscal 2002. Future minimum lease payments under the operating leases are approximately as follows:

                              Fiscal Years              Amount
                                Ending
                              September 30, 2000       $    734
                              September 29, 2001            488
                              September 28, 2002            264
                                                       --------

                                                       $  1,486
                                                       ========

          Rental expense was approximately $1,107, $1,937 and $297 for fiscal 1997, 1998 and 1999, respectively.

     (b)  Patent Acquisition

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)

          In fiscal 1992, the Company acquired certain patents pertaining to technology incorporated into certain of the Company's products. The Company paid approximately $245 for these patents and related expenses upon entering into the agreement. In May 1993, this agreement was amended such that the Company paid approximately $344 for additional patent rights and related expenses, of which $50 was paid through the issuance of 21 shares of common stock. In January 1998, the Company made the final payment of $1,086 with respect to the acquisition of these patent rights. The cost of these patents is being amortized over their expected life of 10 years.

(9)   Collaboration Agreement

      In June 1995, the Company acquired a 5% minority interest in a collaborating company. To acquire this minority interest, the Company issued 56 shares of common stock and paid $76 in cash in return for all of the outstanding convertible preferred stock of the collaborating company. The Company also entered into a development agreement with the collaborating company related to a certain product. As part of the development agreement, the Company reimbursed the collaborating company for expenses incurred in the development of this product. The Company incurred $552, $344 and $689 of expense, net of related royalty revenue, in connection with this agreement in 1997, 1998 and 1999, respectively. The Company and the collaborating company have suspended this project.

(10)  Fee per Scan Program

      The Company had a fee per scan program with a leasing company whereby the Company sold its systems to the leasing company, which, in turn, leased the systems to third parties. Under the terms of the agreement, the Company is contingently liable for a certain amount per system, up to a maximum of the greater of (i) the sale price of four systems or (ii) 10% of the aggregate value of systems sold under the program. The Company recorded the amount for which it is contingently liable as deferred revenue. The Company and the leasing company have commenced claims against each other regarding this program (see Note 13).

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)

(11)  Business Segments and Geographic Information

      Effective for the fiscal year ended September 25, 1999, the Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the chief operating officer. To date, the Company has viewed its operations and manages its business as principally three operating segments: the manufacture and sale of Bone Assessment Products, Mini-C Arm Imaging products and Digital Imaging products. Intersegment sales and transfers are not significant.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the sales, operating income, net income and total assets. Segment information for fiscal years ended 1997, 1998 and 1999 is as follows.

                                                    1997             1998             1999
              Total revenues-
                Bone Assessment                  $   95,101       $  105,465       $   67,949
                Mini C-Arm Imaging                   11,588           10,099           15,075
                Digital Imaging                           -                -            1,116
                                                 ----------       ----------       ----------
                                                 $  106,689       $  115,564       $   84,140
                                                 ==========       ==========       ==========

              Operating income (loss)-
                Bone Assessment                  $   24,552       $   13,205       $   (4,725)
                Mini C-Arm Imaging                   (2,157)          (2,351)           1,076
                Digital Imaging                           -                -           (5,829)
                                                 ----------       ----------       ----------
                                                 $   22,395       $   10,854       $   (9,478)
                                                 ==========       ==========       ==========

              Net income (loss)-
                Bone Assessment                  $   18,904       $   12,108       $     (647)
                Mini C-Arm Imaging                   (1,175)          (1,720)             576
                Digital Imaging                           -                -           (3,676)
                                                 ----------       ----------       ----------
                                                 $   17,729       $   10,388       $   (3,747)
                                                 ==========       ==========       ==========

              Identifiable assets-

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)

                                                   1997             1998            1999
            Bone Assessment                     $  127,165       $  155,654     $  137,835
            Mini C-Arm Imaging                      17,502           16,943         17,280
            Digital Imaging                              -                -         20,655
                                                ----------       ----------     ----------

                                                $  144,667       $  172,597     $  175,770
                                                ==========       ==========     ==========

          Depreciation and amortization-
            Bone Assessment                     $    1,084       $    1,637     $    2,458
            Mini C-Arm Imaging                         168              214            239
            Digital Imaging                              -                -            777
                                                ----------       ----------     ----------

                                                $    1,252       $    1,851     $    3,474
                                                ==========       ==========     ==========

          Capital expenditures-
            Bone Assessment                     $    1,719       $   22,543     $    7,747
            Mini C-Arm Imaging                         363               54            741
            Digital Imaging                              -                -            391
                                                ----------       ----------     ----------

                                                $    2,082       $   22,597     $    8,879
                                                ==========       ==========     ==========

     Export sales from the United States to unaffiliated customers primarily in Europe, Asia and Latin America during fiscal 1997, 1998 and 1999 totaled approximately $24,751, $14,496 and $13,378, respectively.

     Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

     Export product sales as a percentage of total product sales are as follows:

                                              Years Ended
                          ----------------------------------------------------
                          September 27,     September 26,     September 25,
                              1997              1998              1999
            Europe             20%                18%               24%
            Asia               10                  4                 7
            All others          9                  6                 6
                              ---                ---               ---

                               39%                28%               37%
                              ===                ===               ===

(12)    Accrued Expenses

        Accrued expenses consist of the following:

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)




                                                          September 26,    September 25,
                                                              1998             1999
               Accrued payroll and employee benefits      $      2,233     $      2,114
               Accrued commissions                               3,769            2,644
               Accrued income taxes                              3,748              689
               Accrued warranty                                  1,077            1,172
               Other accrued expenses                            1,626            3,484
                                                          ------------     ------------

                                                          $     12,453     $     10,103
                                                          ============     ============

(13)    Litigation

        Hologic has commenced a claim against Fleet Business Credit Corp.
        (FBCC), in which Hologic seeks a declaratory judgment with respect to the parties' respective rights and obligations under a Master Product Financing Agreement (the Agreement) dated September 25, 1996, as supplemented and amended. FBCC subsequently commenced a separate action against Hologic in state court in Illinois to recover damages allegedly arising out of or relating to the Agreement. Neither Hologic nor FBCC has precisely quantified the alleged potential liability of Hologic to FBCC and Hologic is vigorously defending against the claims asserted by FBCC.

        In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

                        HOLOGIC, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In Thousands, except per share data)

                                  (Continued)


(14)    Quarterly Statement of Operations Information (Unaudited)

        The following table presents a summary of quarterly results of operations for 1998 and 1999:

                                                                            1998
                                                  ------------------------------------------------------------
                                                    First           Second           Third            Fourth
                                                   Quarter          Quarter         Quarter          Quarter
             Total revenue                        $   26,121       $  30,197       $   34,426        $  24,820
             Net income                                2,063           2,720            4,289            1,316
             Diluted net income per common
               and common equivalent share               .15             .20              .31              .09

                                                                            1999
                                                  ------------------------------------------------------------
                                                    First           Second           Third            Fourth
                                                   Quarter         Quarter          Quarter          Quarter
             Total revenue                        $   24,632       $  19,362       $   20,008        $  20,138
             Net income (loss)                         2,037          (1,088)          (1,533)          (3,163)
             Diluted net income (loss) per
               common and common
               equivalent share                          .15            (.08)            (.11)            (.23)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

  The biographical information below regarding our directors includes information they furnished to us concerning their principal occupation for the last five years, other directorships they have held, and their ages as of December 16, 1999.

                                                                       Director
       Name             Age                 Position                    Since
       ----             ---                 --------                    -----

S. David Ellenbogen       61      Chairman of the Board and
                                  Chief Executive Officer                1985
Steve L. Nakashige        50      President and
                                  Chief Operating Officer and Director   1998
Jay A. Stein              57      Senior Vice President, Chief
                                  Technical Officer and Director         1985
Irwin Jacobs              62      Director                               1990
William A. Peck           66      Director                               1990
Gerald Segel              78      Director                               1990
Elaine Ullian             52      Director                               1996

  Mr. Ellenbogen, a co-founder of Hologic, has served as our Chief Executive Officer and a director since we were formed in October 1985, as the Chairman of our Board of Directors since May 1994, as our President from October 1985 until May 1994 and as our Treasurer from October 1985 until February 1992. Prior to founding Hologic, Mr. Ellenbogen served as President, Treasurer and a director of Diagnostic Technology, Inc., which he co-founded with Dr. Stein in 1981. Diagnostic Technology, which developed an X-ray product for digital angiography, was acquired in 1982 by Advanced Technology Laboratories, Inc., a wholly-owned subsidiary of Squibb Corporation. Mr. Ellenbogen was involved in the management of the digital angiography group of Advanced Technology Laboratories from 1982 to 1985. Since July 1989, Mr. Ellenbogen has also been the President and a director of Vivid Technologies, Inc. and typically devotes approximately sixteen hours per week to Vivid pursuant to a management agreement between Vivid and Hologic. For more information about this relationship, you should refer to
Item 13 of this report.

  Mr. Nakashige has served as President and Chief Operating Officer of Hologic since May 1994 and has served as a director since 1998. From 1988 to 1994, Mr. Nakashige was with General Electric Medical Systems where he held the position of Senior Manager, Ultrasound Business from 1990 to 1994 and Manager, Ultrasound Marketing Operations from 1988 to 1990. From 1986 to 1988,
Mr. Nakashige was Vice President of Operations of Biosound Inc., a medical equipment manufacturer.

  Dr. Stein, a co-founder of Hologic, has served as our Senior Vice President, Chief Technical Officer and a director since we were formed. Dr. Stein co-founded Diagnostic Technology with Mr. Ellenbogen in 1981, served as

Vice President and Technical Director of Diagnostic Technology and was Technical Director of the digital angiography group of its successor, Advanced Technology Laboratories, from 1982 to 1985. Dr. Stein received a Ph.D. in Physics from The Massachusetts Institute of Technology. He is the principal author of fifteen patents involving x-ray technology. Since July 1989, Dr. Stein has also been the Senior Vice President, Technical Director and a director of Vivid and has been devoting approximately eight hours per week to Vivid pursuant to a management agreement between the Company and Vivid. For more information about this relationship, you should refer to Item 13 of this report.

  Mr. Jacobs has been a director of Hologic since January 1990. Mr. Jacobs, currently retired, was the President of Dataviews, Inc., a company which manufactures and distributes software products, from January 1992 to September 1997. Since December 1990, Mr. Jacobs has also been the Chairman of the Board of Personal Protection Consultants, Inc., a company which provides specialized
training to hospitals and law enforcement agencies.   From May 1990 to December
1990, Mr. Jacobs was a Vice President of Ask Computers, Inc., a computer system developer. From 1987 to May 1990, Mr. Jacobs was the President and Chairman of the Board of Directors of Perception Technology Corp., a manufacturer of voice response systems.

  Dr. Peck has been a director of Hologic since January 1990. In 1989, Dr. Peck became the Vice Chancellor for Medical Affairs at Washington University (Executive Vice Chancellor since 1993) and Dean of the Washington University School of Medicine in St. Louis, Missouri. From 1976 until his appointment as Vice Chancellor, Dr. Peck was a Professor of Medicine and the Co-Chairman of the Department of Medicine at Washington University, and the Physician-in-Chief at the Jewish Hospital of St. Louis. Dr. Peck is a member of the Board of Trustees of the National Osteoporosis Foundation and served as its President from 1985 to 1990. Dr. Peck also serves as a director of Allied Healthcare Products, Inc., Angelica Corporation, Reinsurance Group of America, Inc. and TIAA-CREF Trust Company.

  Mr. Segel has been a director of Hologic since March 1990. Mr. Segel, currently retired, was Chairman of the Board of Tucker Anthony Incorporated from January 1987 to May 1990. From 1983 through January 1987 he served as President of Tucker Anthony Incorporated. Mr. Segel also serves as a director of Vivid and Boston Communications Group, Inc.

  Ms. Ullian has been a director of Hologic since February 1996. In 1996,
Ms. Ullian was appointed President and Chief Executive Officer of Boston Medical Center, the successor corporation of Boston University Medical Center Hospital. In April 1994, Ms. Ullian was appointed President and Chief Executive Officer of Boston University Medical Center Hospital. From January 1987 to March 1994,
Ms. Ullian held the position of President and Chief Executive Officer of Faulkner Corporation/Faulkner Hospital. From 1984 to 1987, she was Vice President for Clinical Operations at New England Medical Center. Ms. Ullian also serves as a director of Vertex Pharmaceuticals.

Executive Officers

  We have listed below the names of our executive officers who do not also serve as directors, together with biographical information that they have furnished us:

      NAME              AGE                 TITLE
      ----              ---                 -----

Jean Chaintreuil         44       Vice President of European Operations
Mark A. Duerst           43       Vice President of Sales
Glenn P. Muir            40       Vice President of Finance and Treasurer

  Executive officers are chosen by and serve at the discretion of our Board of Directors.

  Mr. Chaintreuil has served as Vice President of our European Operations since February 1993. Mr. Chaintreuil has held the position of President, Hologic Europe since joining us in October 1991. From 1986 to 1991, Mr. Chaintreuil held a variety of positions with General Electric/C.G.R., including International Marketing Manager for mammography and stand-alone products and Regional Sales and Service Manager for the Paris and west France territory.

  Mr. Duerst has served as our Vice President of Sales since September 1994. Prior to that, Mr. Duerst held the position of Director of North American Sales since 1990 and the position of Central Regional Sales Manager since joining us in 1989. From 1988 to 1989, Mr. Duerst was an independent marketing and sales consultant and from 1983 to 1987 he was Director of Sales and Marketing of Lunar Corporation.

  Mr. Muir, a Certified Public Accountant, has served as our Vice President of Finance and Treasurer since February 1992. Prior to that, Mr. Muir held the position of Controller since joining us in October 1988. From 1986 to 1988, Mr. Muir was Vice President of Finance and Administration and Chief Financial Officer of Metallon Engineered Materials Corp., a manufacturer of composite materials. Mr. Muir received an MBA from the Harvard Graduate School of Business Administration in 1986. Mr. Muir also serves as a director of Vivid Technologies, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our common stock are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific filing deadlines of these reports have been established and we are required to disclose in this report any failure to file by these dates during the fiscal year ended September 25, 1999. To the best of the our knowledge, all of these filing requirements have been satisfied. In making this statement, we have relied solely on written representations of our directors and executive officers and any ten percent stockholders, and copies of the reports that they filed with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

  The following table sets forth information concerning the compensation during the last three fiscal years of our Chief Executive Officer and our four other most highly compensated executive officers whose annual salary and bonus exceeded $100,000 for services in all capacities to us during the last fiscal year (the "named executive officers").

                                                                              LONG-TERM COMPENSATION
                                                                        ----------------------------------
                                        ANNUAL COMPENSATION             RESTRICTED              SECURITIES
NAME AND                  FISCAL      -----------------------             STOCK                 UNDERLYING       ALL OTHER
PRINCIPAL POSITION        YEAR        SALARY ($)    BONUS ($)          AWARDS ($)(1)            OPTIONS (#)    COMPENSATION ($)(2)
--------------------      ------      -----------------------          -------------            -----------    -------------------
S. David Ellenbogen        1999       $244,297           ---              $75,000                   45,000          $3,500
Chairman and CEO           1998       $216,945      $150,000              $75,000                   20,000          $3,500
                           1997       $201,382      $150,000                  ---                   25,000          $3,325

Steve L. Nakashige         1999       $200,954           ---              $75,000                   40,000          $3,500
President and COO          1998       $174,407      $ 75,000              $75,000                   20,000          $3,500
                           1997       $152,441      $ 75,000                  ---                   20,000          $3,325

Jay A. Stein               1999       $205,759           ---                  ---                   25,000          $3,500
Sr. Vice President         1998       $185,248      $ 25,000                  ---                   10,000          $3,500
Chief Technical            1997       $181,440      $ 25,000                  ---                   15,000          $3,325
 Officer

Jean Chaintreuil           1999       $228,791           ---                  ---                   25,000             ---
Vice President             1998       $244,574      $ 15,000                  ---                   10,000             ---
European Operations        1997       $242,031      $ 15,000                  ---                   15,000             ---

Mark A. Duerst             1999       $193,420           ---                  ---                   25,000          $3,500
Vice President             1998       $235,347      $ 25,000                  ---                   10,000          $3,500
Sales and Marketing        1997       $197,909      $ 35,000                  ---                   15,000          $3,325

__________________
(1) Represents 2,913 restricted shares of common stock granted to each of Messrs. Ellenbogen and Nakashige on November 14, 1997 and 3,000 restricted shares of common stock on November 12, 1998. The amounts reported in this column represent the fair market value of restricted shares of common stock granted on November 14, 1997, and November 12, 1998 calculated as of the grant date. We may repurchase the underlying shares under certain circumstances before November 14, 1999 and November 12, 2000. At September 25, 1999, the aggregate number of restricted shares and fair market value of such shares on that date held by the respective named executive officers was as follows: Mr. Ellenbogen 5,913 shares with an aggregate fair market value of $24,391 and Mr. Nakashige 5,913 shares with an aggregate fair market value of $24,391. Dividends, if any, paid to holders of the our common stock would also be paid to holders of restricted shares.

(2) The amounts reported in this column consist of our matching contribution under our 401(k) Profit-Sharing Plan.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

  The following table sets forth the stock options granted to our named executive officers during the fiscal year ended September 25, 1999.

                                               Individual Grants                                Potential Realizable Value
                     ------------------------------------------------------------------            at Assumed Annual Rates
                       Number of                                                                of Stock Price Appreciation
                       Securities         % of Total                                               for Option Term  (3)
                       Underlying       Options Granted                                         ---------------------------
                        Options          to Employees        Exercise Price    Expiration
Name                 Granted (#) (1)    in Fiscal Year       ($/share)(2)         Date           5% ($)           10% ($)
----                 ---------------    --------------       ------------      ----------        ------           -------
S.D. Ellenbogen          25,000               2%               $13.125          11/12/08        $206,356          $522,947
                         20,000               2%               $13.125          11/12/08        $165,085          $418,357

S. Nakashige             20,000               2%               $13.125          11/12/08        $165,085          $418,357
                         20,000               2%               $13.125          11/12/08        $165,085          $418,357

J. Stein                 15,000               1%               $13.125          11/12/08        $123,814          $313,768
                         10,000               1%               $13.125          11/12/08        $ 82,542          $209,179

J. Chaintreuil           15,000               1%               $13.125          11/12/08        $123,814          $313,768
                         10,000               1%               $13.125          11/12/08        $ 82,542          $209,179

M. Duerst                15,000               1%               $13.125          11/12/08        $123,814          $313,768
                         10,000               1%               $13.125          11/12/08        $ 82,542          $209,179

_____________
(1) Options vest at the rate of 20% per year, beginning in 1998. The options were granted under our 1995 Combination Stock Option Plan.
(2) The exercise price is equal to the fair market value of the stock on the date of grant.
(3) The 5% and 10% assumed rates of annual compounded stock price appreciation are set forth in the rules of the SEC and do not represent our estimate or projection of future common stock prices.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

  The following table sets forth certain information regarding the exercise of stock options during the fiscal year ended September 25, 1999 and the fiscal year-end value of unexercised options for our named executive officers.

                                                            Number of
                                                       Securities Underlying       Value of Unexercised
                                                        Unexercised Options       In-the-Money Options at
                    Shares Acquired   Value           at Fiscal Year-End  (#)     Fiscal Year-End ($)(1)
Name                on Exercise (#) Realized ($)    Exercisable / Unexercisable  Exercisable/Unexercisable
----                --------------- ------------    ------------------------------------------------------
S. D. Ellenbogen          ---           ---           124,996   /    43,004        $56,250   /  $  ---
S. Nakashige              ---           ---           150,332   /    34,668        $39,375   /  $  ---
J. Stein                  ---           ---           118,996   /    29,004        $56,250   /  $  ---
J. Chaintreuil            ---           ---            32,332   /    35,668        $ 3,500   /  $  ---
M. Duerst                 ---           ---            57,164   /    20,336        $ 8,750   /  $  ---

___________________
(1) Based upon the $ 4.125 closing market price of our common stock as reported on the Nasdaq National Market on September 25, 1999 minus the respective option exercise price.

Compensation of Directors

  In fiscal 1999, each non-employee director received (i) an annual retainer of $12,000, payable $3,000 per quarter, (ii) a director's meeting fee of $1,500 for each meeting of the Board of Directors at which the director was physically present and $600 for each meeting at which the director participated by telephone and (iii) a committee meeting fee for each meeting of a committee of the Board of Directors at which the director was physically present, in the amount of $1,200 if the meeting was held on a day other than the day of the meeting of the Board of Directors and $600 if held on the same day as the meeting of the Board of Directors, but no fee if the committee meeting was held at the same time or immediately in conjunction with the meeting of the Board of Directors.

  Non-employee directors are also eligible to receive stock options pursuant to our Amended and Restated 1990 Non-Employee Director Stock Option Plan (the "Director's Plan"). The Director's Plan provides that each eligible director will receive an option to purchase 10,000 shares of common stock at the time the director is first elected to the Board of Directors. These options become exercisable in increments of 2,000 shares over a five year period for each year that the director remains affiliated with us. Each director who has served as a director for a full fiscal year will be granted an option to purchase an additional 8,000 shares of common stock on December 15 of each year, provided he or she continues to be an eligible director, until the director has received options to purchase 44,000 additional shares. These options become exercisable in full six months after the date of grant. The exercise price for all options granted under the Director's Plan is the fair market value of the common stock at the time the option is granted. The exercise price may be paid in cash, with common stock (valued at fair market value on the date of purchase), or by a combination of cash and common stock. On December 15, 1998, options to purchase 8,000 shares of common stock, at an exercise price of $11.00 per share, were granted to each of Messrs. Jacobs and Segel and Dr. Peck and Ms. Ullian under the Director's Plan. There are no remaining shares available for issuance under this plan.

  Beginning in 1999, non-employee directors are eligible to receive stock options pursuant to our 1999 Equity Incentive Plan (the "1999 Plan"). The 1999 Plan provides that, unless otherwise determined by the Board of Directors, each of our directors who is not also one of our employees shall automatically be granted a nonqualified option to acquire 25,000 shares of common stock as of the date he or she is first elected to the Board or, with respect to such directors serving on the Board as of the effective date of the 1999 Plan, as of the date of our 1999 Annual Meeting. In each case, the option price will be the fair market value of the common stock on such date and the expiration date will be the tenth anniversary thereof. Each such nonqualified option will become exercisable in 20% installments beginning on January 1 of the first year after the grant date, and on January 1 of each year thereafter, until such option is fully exercisable on January 1 of the fifth year following the grant date.

  Furthermore, unless otherwise determined by the Board of Directors, each of our directors who is not also one of our employees and who has served as a director for six months shall automatically be granted a nonqualified option to acquire 3,000 shares of common stock as of January 1 of each year, beginning with January 1, 2000. The option price will be the fair market value of the common stock on such date and the expiration date will be the tenth anniversary thereof. These options are exercisable on and after the date that is six months after the date of grant. On March 9, 1999, options to purchase 25,000 shares of common stock, at an exercise price of $8.875 per share, were granted to each of Messrs. Jacobs and Segel and Dr. Peck and Ms. Ullian under the 1999 Plan.

EXECUTIVE BONUS PROGRAM

  The Compensation Committee of the Board of Directors approved an Executive and Key Employee Bonus Program for fiscal 2000 under which executive officers, senior management and key contributors selected by the Compensation Committee may be eligible for cash bonuses, awarded at the discretion of the Compensation Committee, to be paid in the first quarter of fiscal 2001. This program is designed to attract and retain key talent and is directly related to our success and to an overall increase in shareholder value. Under this program, executive officers are measured against a combination of strategic, divisional and individual goals to qualify for a bonus. Considerations include an evaluation of overall and divisional revenues and profitability, new product development and introductions, and improved shareholder value. For fiscal 1999 no bonuses were awarded to executive officers.

Severance Agreements

  Severance agreements are in effect with each of the Named Executive
Officers. The agreements are intended to encourage the executives to continue to carry on their duties in the event of a change of control of Hologic. Under the terms of these agreements, if termination of an executive's employment occurs within the three-year period following a change of control of Hologic and the termination is by Hologic (or its successor) other than for cause or disability or by the executive for good reason (each as defined in the agreement), each executive will be entitled to receive, among other things, in a lump sum in cash: (i) the executive's accrued salary; (ii) a pro rata portion of such executive's highest annual bonus; (iii) if the executive has remained employed for one year following the change of control, a special bonus equal to the sum of the executive's annual salary and highest annual bonus; and (iv) a severance amount equal to $1.00 less than the executive's base amount (as defined in the tax code), multiplied by three. In addition, all unvested stock options or stock appreciation rights held by the executive shall be immediately exercisable for a one year period following the executive's termination date. The severance agreements confer no benefits prior to a change of control. In the event that any payments received by the executives in connection with a change of control are subject to the excise tax imposed upon certain change of control payments under federal tax laws or would be nondeductible to us under such laws, the agreements provide for a reduction in the amount to be paid to the executive to an amount which is one dollar less than the maximum that can be paid without subjecting the payments to such excise tax or resulting in such payments being nondeductible to us.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information as of December 16, 1999 with respect to the beneficial ownership of our common stock of each director, each named executive officer in the Summary Compensation Table under "Executive Compensation", below, all executive officers and directors as a group, and each person known by us to be the beneficial owner of 5% or more of our common stock. This information is based upon information received from or on behalf of the named individuals.

                                                     Beneficial Ownership (1)
                                                   --------------------------
    Name Of                                          NUMBER      PERCENT OF
Beneficial Owner                                   OF  SHARES  COMMON SHARES
----------------                                   ----------  --------------
S. David Ellenbogen (2)                               561,082            3.6%
Jay A. Stein (3)                                      396,309            2.6%
Steve L. Nakashige (4)                                160,430            1.0%
Jean Chaintreuil (4)                                   36,332             *
Mark A. Duerst (4)                                     59,164             *
Irwin Jacobs (4)                                       53,000             *
William A. Peck (4)                                    35,000             *
Gerald Segel (4)                                       49,000             *
Elaine Ullian (4)                                      35,000             *
All directors and executive officers as a group
(10 persons)(4)                                     1,487,505            9.3%
---------------------

*    Less than one percent.

(1) Unless otherwise noted, each person identified possesses sole voting and investment power with respect to the shares listed.

(2) Includes (i) 48,110 shares held by, or in trust for, Mr. Ellenbogen's children and grandchildren and (ii) 7,150 shares held by Mr. Ellenbogen as trustee, all of which shares Mr. Ellenbogen disclaims beneficial ownership. Also includes options to purchase 128,996 shares of common stock which are exercisable within 60 days after December 16, 1999.

(3) Includes (i) 7,230 shares held by, or in trust, for Dr. Stein's children and (ii) 23,170 shares held by Dr. Stein as trustee or custodian, all of which shares Dr. Stein disclaims beneficial ownership. Also includes options to purchase 120,996 shares of common stock which are exercisable within 60 days after December 16, 1999.

(4) Includes the following shares subject to options which are exercisable within 60 days after December 16, 1999: Mr. Nakashige - 154,332; Mr. Chaintreuil - 36,332; Mr. Duerst - 59,164; Mr. Jacobs - 53,000; Dr. Peck - 35,000; Mr. Segel - 49,000; Ms. Ullian - 35,000; and all directors and executive officers as a group 765,152.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  For the fiscal year ended September 25, 1999, the following transactions occurred which involved more than $60,000 with any director, executive officer, five percent (5%) beneficial owner of our common stock or any member of the immediate family of any of the foregoing persons.

VIVID TECHNOLOGIES, INC.

  In June 1989, we granted an exclusive perpetual license to use certain patent rights and technology to Vivid Technologies, Inc. for the development, manufacture and sale of X-ray screening security systems for explosives, drugs, currency and other contraband (subject to termination by either party for certain defaults). In September 1996, this license was amended to grant Vivid a nonexclusive license to use these patents and technology for the development, manufacture and sale of X-ray-based products capable of being used for process control applications in the food and beverage industries. Mr. Ellenbogen and Dr. Stein are directors of Vivid and hold similar offices in Vivid as they do with us. Mr. Ellenbogen and Dr. Stein collectively beneficially own approximately 12% of the outstanding voting stock of Vivid.

  Under the license agreement, Vivid is required to pay us royalties of 5% of the first $50 million of net sales of screening security systems using our technology, and 3% of net sales in excess of $50 million, up to a maximum of $200 million of net sales of these products. Vivid is also required to pay royalties of 3% up to a maximum of $200 million of net sales of products covered by the nonexclusive license for food and beverage process control. The maximum aggregate royalties payable to us by Vivid under this exclusive arrangement are $7 million, and under the nonexclusive arrangement, are $6 million. In fiscal 1999, Vivid paid us royalties of approximately $393,000 under the license agreement, on aggregate sales through fiscal 1999 of approximately $125 million.

  Under a management agreement, we provided Vivid with the part-time management services of Mr. Ellenbogen and Dr. Stein. Under this arrangement, Vivid was required to pay us its proportionate share of the salary of our employees rendering services to Vivid. Currently, the payments made under this arrangement are Vivid's proportionate share of Mr. Ellenbogen's and Dr. Stein's compensation. Under this arrangement, no compensation is paid by Vivid to any of our employees. The management agreement may be terminated by either party on six month's written notice. For the fiscal year ended September 25, 1999, Vivid was charged approximately $151,000 by us for services rendered under the agreement. We estimate that Mr. Ellenbogen and Dr. Stein have typically devoted approximately sixteen and eight hours per week, respectively, on matters involving Vivid.

     In October 1999 the license and technology agreement with Vivid was terminated subject to the completion of the merger of Vivid with EG&G, Inc., now known as PerkinElmer, Inc. Upon the effective date of the merger, Vivid will pay us $2 million as a fully paid up, exclusive license to utilize our technology for X-ray security systems. If Vivid's merger with PerkinElmer is not consummated, this termination will be cancelled and royalties will continue to be owed per the license agreement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements
          Report of Independent Public Accountants

          Consolidated Balance Sheets as of September 26, 1998
          and September 25, 1999

          Consolidated Statements of Operations for the years ended September 27, 1997, September 26, 1998 and September 25, 1999

          Consolidated Statements of Stockholders' Equity for the years ended September 27, 1997, September 26, 1998 and September 25, 1999

          Consolidated Statements of Cash Flows for the years ended September 27, 1997, September 26, 1998 and September 25, 1999

          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

          The following financial statement schedules are filed as part of this report and should be read in conjunction with the consolidated financial statements:

             SCHEDULE
             --------

             Report of Independent Public Accountants on Schedule II, Valuation and Qualifying Accounts

     All other schedules have been omitted because they are not required or
     because the required information is   given in the Consolidated Financial
     Statements or Notes thereto.

     (3)  Listing of Exhibits

 Exhibit
 Number                                                                                   Reference
 ------                                                                                   ---------
     2.01  Securities Purchase Agreement dated April 28, 1999, as amended on                  M-1
           June 3, 1999, by and among Hologic, Sterling Diagnostic Imaging, Inc., and SDI Investments, L.L.C.

     2.02  Contract of Sale dated April 28, 1999, as amended on June 3, 1999, by              M-2
           and between Hologic and Glasgow Land Company, L.L.C.

     3.01  Certificate of Incorporation of Hologic                                          A-3.01

     3.02  By-laws of Hologic                                                               A-3.02

 Exhibit
 Number                                                                                   Reference
 ------                                                                                   ---------
     4.01  Specimen certificate for shares of Hologic's Common Stock                          B-1

     4.02  Description of capital stock (contained in the Certificate of                    A-3.01
           Incorporation of Hologic, filed as Exhibit 3.01).

     4.03  Rights Agreement dated December 22, 1992                                           C-1

     4.04  Form of Rights Certificate                                                         C-2

     4.05  Amendment No. 1 to Rights Agreement, dated as of December 13, 1995               H-4.01

     4.06  Amendment No. 2 to Rights Agreement, dated as of December 9, 1996                H-4.02

     4.07  Amendment No. 3 to Rights Agreement, dated as of April 25, 1999                  L-4.03

    10.01  1986 Combination Stock Option Plan, as amended                                  E-10.07*

    10.02  Amended and Restated 1990 Non-Employee Director Stock Option Plan               F-10.08*

    10.03  1995 Employee Stock Purchase Plan                                               E-10.09*

    10.04  1995 Combination Stock Option Plan                                              F-10.10*

    10.05  Amended and Restated 1999 Equity Incentive Plan                                   K-10*

    10.06  Form of Indemnification Agreement for directors and certain officers of         A-10.12*
           Hologic

    10.07  Employment Agreement with an officer of Hologic                                 D-10.22*

    10.08  Severance Agreement with an officer of Hologic                               filed herewith*

    10.09  Severance Agreement with an officer of Hologic                               filed herewith*

    10.10  Severance Agreement with an officer of Hologic                               filed herewith*

    10.11  Severance Agreement with an officer of Hologic                               filed herewith*

    10.12  Management Services Agreement by and between Hologic and Vivid                  A-10.17*
           Technologies, Inc.

    10.13  Amendment No. 1 to Management Services Agreement                             filed herewith*

    10.14  License Agreement by and between Hologic and Vivid Technologies, Inc.            A-10.18

    10.15  Amendment No.1 to the License Agreement by and between Hologic and Vivid         G-10.25
           Technologies, Inc.

    10.16  Termination Agreement                                                        filed herewith

 Exhibit
 Number                                                                                   Reference
 ------                                                                                   ---------
    10.17  Facility Lease by and between Hologic and Mangen Management Company              G-10.26

    10.18  Building Purchase and Sale Agreement                                              I-10

    10.19  Master Product Financing Agreement                                              J-10.34**

    10.20  Amendment to Master Product Financing Agreement by and between Hologic           N-10.2
           and Sanwa Business Credit Corporation

    10.21  Amended and Restated Program Supplement Number 1 to Master Product               N-10.3
           Financing Agreement by and between Hologic and Sanwa Business Credit
           Corporation

    10.22  Distribution Agreement by and between Hologic and PSS for Sahara                J-10.36**

    10.23  Severance Agreement with an officer of Hologic                               filed herewith*

    10.24  Severance Agreement with an officer of Hologic                               filed herewith*

    21.01  Subsidiaries of the Company                                                  filed herewith

    23.01  Consent of Arthur Andersen LLP                                               filed herewith

_______________________

*   Management compensation plan or arrangement
**  Confidentiality requested as to certain provisions

A We previously filed this exhibit on January 24, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-1 (Registration No. 33-33128), and the previously filed exhibit is incorporated herein by reference.

B We previously filed this exhibit on January 31, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A, and the previously filed exhibit is incorporated herein by reference.

C We previously filed this exhibit on January 29, 1993 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A, and the previously filed exhibit is incorporated herein by reference.

D We previously filed this exhibit on December 22, 1993 with the referenced exhibit number as an exhibit to our 1993 Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 25, 1993, and the previously filed exhibit is incorporated herein by reference.

E We previously filed this exhibit on December 22, 1994 with the referenced exhibit number as an exhibit to our 1994 Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 24, 1994, and the previously filed exhibit is incorporated herein by reference.

F We previously filed this exhibit on December 26, 1995, with the referenced exhibit number as an exhibit to our 1995 Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 30, 1995, and the previously filed exhibit is incorporated herein by reference.

G We previously filed this exhibit on December 27, 1996 with the referenced exhibit number as an exhibit to our 1996 Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 28, 1996, and the previously filed exhibit is incorporated herein by reference.

H We previously filed this exhibit on January 17, 1997 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A/A, and the previously filed exhibit is incorporated herein by reference.

I We previously filed this exhibit on August 7, 1998 with the referenced exhibit number as an exhibit to our 1998 Third Quarter Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended June 27, 1998, and the previously filed exhibit is incorporated herein by reference.

J We previously filed this exhibit on December 23, 1998 with the referenced exhibit number as an exhibit to our 1998 Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 26, 1998, and the previously filed exhibit is incorporated herein by reference.

K We previously filed this exhibit on May 11, 1999 with the referenced exhibit number as an exhibit to our 1999 Second Quarter Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 27, 1999, and the previously filed exhibit is incorporated herein by reference.

L We previously filed this exhibit on May 20, 1999 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A/A, and the previously filed exhibit is incorporated herein by reference.

M We previously filed this exhibit on June 18, 1999 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File
    No. 000-18281) dated as of June 3, 1999, and the previously filed exhibit is incorporated herein by reference.

N We previously filed this exhibit on October 1, 1999 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of September 29, 1999, and the previously filed exhibit is incorporated herein by reference.

(d) Financial Statement Schedules:

     The financial statement schedules required are included as part of Item (2) above.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HOLOGIC, INC.

                              By: /s/ S. David Ellenbogen
                                  _______________________________
                                    S. DAVID ELLENBOGEN
                                    Chief Executive Officer
Dated:  December 22, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                   DATE
---------                                 -----                   ----

                               Director
/s/ S. David Ellenbogen        and Chief Executive Officer  December 22, 1999
-----------------------------
  S. DAVID ELLENBOGEN

                               Director, President
/s/ Steve L. Nakashige         and Chief Operating Officer  December 22, 1999
-----------------------------
  STEVE L. NAKASHIGE

                               Vice President, Finance and
                               Principal Financial and
/s/ Glenn P. Muir              Accounting Officer           December 22, 1999
-----------------------------
  GLENN P. MUIR

                               Director and
/s/ Jay A. Stein               Senior Vice President        December 22, 1999
-----------------------------
  JAY A. STEIN


/s/ Irwin Jacobs               Director                     December 22, 1999
-----------------------------
  IRWIN JACOBS


/s/ William A. Peck            Director                     December 22, 1999
-----------------------------
  WILLIAM A. PECK

/s/ Gerald Segel               Director                     December 22, 1999
-----------------------------
  GERALD SEGEL


/s/ Elaine Ullian              Director                     December 22, 1999
-----------------------------
  ELAINE ULLIAN

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hologic, Inc.

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Hologic, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated November 5, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  /s/Arthur Andersen LLP

Boston, Massachusetts
November 5, 1999

                                  SCHEDULE II

                        HOLOGIC, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                                   Balance at  Charged to   Balance
                                                   Beginning   Costs and   at End of
                                                   of Period    Expenses    Period
                                                   ----------  ----------  ---------

Allowance for Uncollectible Amounts Year Ended:

September 27, 1997                                   $1,360      $  100     $1,460
September 26, 1998                                   $1,460      $  640     $2,100
September 25, 1999                                   $2,100      $1,380     $3,480

    Exhibit
    Number                                                                                 Reference
    ------                                                                                 ---------
     2.01  Securities Purchase Agreement dated April 28, 1999, as amended on                  M-1
           June 3, 1999, by and among Hologic, Sterling Diagnostic Imaging, Inc., and SDI Investments, L.L.C.

     2.02  Contract of Sale dated April 28, 1999, as amended on June 3, 1999, by              M-2
           and between Hologic and Glasgow Land Company, L.L.C.

     3.01  Certificate of Incorporation of Hologic                                          A-3.01

     3.02  By-laws of Hologic                                                               A-3.02

     4.01  Specimen certificate for shares of Hologic's Common Stock                          B-1

     4.02  Description of capital stock (contained in the Certificate of                    A-3.01
           Incorporation of Hologic, filed as Exhibit 3.01).

     4.03  Rights Agreement dated December 22, 1992                                           C-1

     4.04  Form of Rights Certificate                                                         C-2

     4.05  Amendment No. 1 to Rights Agreement, dated as of December 13, 1995               H-4.01

     4.06  Amendment No. 2 to Rights Agreement, dated as of December 9, 1996                H-4.02

     4.07  Amendment No. 3 to Rights Agreement, dated as of April 25, 1999                  L-4.03

    10.01  1986 Combination Stock Option Plan, as amended                                  E-10.07*

    10.02  Amended and Restated 1990 Non-Employee Director Stock Option Plan               F-10.08*

    10.03  1995 Employee Stock Purchase Plan                                               E-10.09*

    10.04  1995 Combination Stock Option Plan                                              F-10.10*

    10.05  Amended and Restated 1999 Equity Incentive Plan                                   K-10*

    10.06  Form of Indemnification Agreement for directors and certain officers of         A-10.12*
           Hologic

    10.07  Employment Agreement with an officer of Hologic                                 D-10.22*

    10.08  Severance Agreement with an officer of Hologic                               filed herewith*

    10.09  Severance Agreement with an officer of Hologic                               filed herewith*

    10.10  Severance Agreement with an officer of Hologic                               filed herewith*

    Exhibit
    Number                                                                                 Reference
    ------                                                                                 ---------
    10.11  Severance Agreement with an officer of Hologic                               filed herewith*

    10.12  Management Services Agreement by and between Hologic and Vivid                  A-10.17*
           Technologies, Inc.

    10.13  Amendment No. 1 to Management Services Agreement                             filed herewith*

    10.14  License Agreement by and between Hologic and Vivid Technologies, Inc.            A-10.18

    10.15  Amendment No.1 to the License Agreement by and between Hologic and Vivid         G-10.25

    10.16  Termination Agreement                                                        filed herewith

    10.17  Facility Lease by and between Hologic and Mangen Management Company              G-10.26

    10.18  Building Purchase and Sale Agreement                                              I-10

    10.19  Master Product Financing Agreement                                              J-10.34**

    10.20  Amendment to Master Product Financing Agreement by and between Hologic           N-10.2
           and Sanwa Business Credit Corporation

    10.21  Amended and Restated Program Supplement Number 1 to Master Product               N-10.3
           Financing Agreement by and between Hologic and Sanwa Business Credit
           Corporation

    10.22  Distribution Agreement by and between Hologic and PSS for Sahara                J-10.36**

    10.23  Severance Agreement with an officer of Hologic                               filed herewith*

    10.24  Severance Agreement with an officer of Hologic                               filed herewith*

    21.01  Subsidiaries of the Company                                                  filed herewith

    23.01  Consent of Arthur Andersen LLP                                               filed herewith

_______________________

*   Management compensation plan or arrangement
**  Confidentiality requested as to certain provisions

A We previously filed this exhibit on January 24, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-1 (Registration No. 33-33128), and the previously filed exhibit is incorporated herein by reference.

B We previously filed this exhibit on January 31, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A, and the previously filed exhibit is incorporated herein by reference.

C We previously filed this exhibit on January 29, 1993 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A, and the previously filed exhibit is incorporated herein by reference.

D We previously filed this exhibit on December 22, 1993 with the referenced exhibit number as an exhibit to our 1993 Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 25, 1993, and the previously filed exhibit is incorporated herein by reference.

E We previously filed this exhibit on December 22, 1994 with the referenced exhibit number as an exhibit to our 1994 Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 24, 1994, and the previously filed exhibit is incorporated herein by reference.

F We previously filed this exhibit on December 26, 1995, with the referenced exhibit number as an exhibit to our 1995 Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 30, 1995, and the previously filed exhibit is incorporated herein by reference.

G We previously filed this exhibit on December 27, 1996 with the referenced exhibit number as an exhibit to our 1996 Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 28, 1996, and the previously filed exhibit is incorporated herein by reference.

H We previously filed this exhibit on January 17, 1997 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A/A, and the previously filed exhibit is incorporated herein by reference.

I We previously filed this exhibit on August 7, 1998 with the referenced exhibit number as an exhibit to our 1998 Third Quarter Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended June 27, 1998, and the previously filed exhibit is incorporated herein by reference.

J We previously filed this exhibit on December 23, 1998 with the referenced exhibit number as an exhibit to our 1998 Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 26, 1998, and the previously filed exhibit is incorporated herein by reference.

K We previously filed this exhibit on May 11, 1999 with the referenced exhibit number as an exhibit to our 1999 Second Quarter Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 27, 1999, and the previously filed exhibit is incorporated herein by reference.

L We previously filed this exhibit on May 20, 1999 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A/A, and the previously filed exhibit is incorporated herein by reference.

M We previously filed this exhibit on June 18, 1999 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File
    No. 000-18281) dated as of June 3, 1999, and the previously filed exhibit is incorporated herein by reference.

N We previously filed this exhibit on October 1, 1999 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of September 29, 1999, and the previously filed exhibit is incorporated herein by reference.