Form 10-K405/A
period 1999-09-25
HOLOGIC INC
filed 2000-02-04
CIK 859737

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

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

        35 Crosby Drive, Bedford,                Massachusetts 01730
      ----------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

                                (781) 999-7300
                                --------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:
                                                Common Stock, $.01 par value
                                                Rights to purchase Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X          No _____
                                            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
10-K.    X
       ----

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of November 30, 1999 was $82,250,878 based on the price of the last reported sale on the Nasdaq National Market System on that date.

As of December 16, 1999 there were 15,302,799 shares of the registrant's Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

Part III, Item 11, "Executive Compensation", of our Annual Report on Form 10-K for the fiscal year ended September 25, 1999, is hereby amended and restated as follows:

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

                                                                 Long-Term Compensation
                                                        ----------------------------------------
Name and               Fiscal    Annual Compensation   Restricted Stock     Securities Underlying      All Other
Principal Position     Year     Salary ($)  Bonus ($)    Awards ($)(1)          Options  (#)        Compensation ($)(2)
--------------------   ------   ---------   --------   ----------------     ---------------------   -------------------
S. David Ellenbogen     1999     $244,297         ---       $75,000                  45,000            $3,500
Chairman and CEO        1998     $216,945    $150,000       $75,000                  20,000            $3,500
                        1997     $201,382    $150,000           ---                  25,000            $3,325

Steve L. Nakashige      1999     $200,954         ---       $75,000                  40,000            $3,500
President and COO       1998     $174,407    $ 75,000       $75,000                  20,000            $3,500
                        1997     $152,441    $ 75,000           ---                  20,000            $3,325

Jay A. Stein            1999     $205,759         ---           ---                  25,000            $3,500
Sr. Vice President      1998     $185,248    $ 25,000           ---                  10,000            $3,500
Chief Technical         1997     $181,440    $ 25,000           ---                  15,000            $3,325
 Officer

Jean Chaintreuil        1999     $228,791         ---           ---                  25,000               ---
Vice President          1998     $244,574    $ 15,000           ---                  10,000               ---
European Operations     1997     $242,031    $ 15,000           ---                  15,000               ---

Mark A. Duerst          1999     $193,420         ---           ---                  25,000            $3,500
Vice President          1998     $235,347    $ 25,000           ---                  10,000            $3,500
Sales and Marketing     1997     $197,909    $ 35,000           ---                  15,000            $3,325

__________________
(1) Represents 2,913 restricted shares of common stock granted to each of Messrs. Ellenbogen and Nakashige on November 14, 1997 and 3,000 restricted shares of common stock on November 12, 1998. The amounts reported in this column represent the fair market value of restricted shares of common stock granted on November 14, 1997, and November 12, 1998 calculated as of the grant date. We may repurchase the underlying shares under certain circumstances before November 14, 1999 and November 12, 2000. At September 25, 1999, the aggregate number of restricted shares and fair market value of such shares on that date held by the respective named executive officers was as follows: Mr. Ellenbogen - 5,913 shares with an aggregate fair market value of $24,391 and Mr. Nakashige - 5,913 shares with an aggregate fair market value of $24,391. Dividends, if any, paid to holders of the our common stock would also be paid to holders of restricted shares.

(2) The amounts reported in this column consist of our matching contribution under our 401(k) Profit-Sharing Plan.

Stock Option Grants in Last Fiscal Year

     The following table sets forth the stock options granted to our named executive officers during the fiscal year ended September 25, 1999.

                                                                                        Potential Realizable Value
                                             Individual Grants                           at Assumed Annual Rates
                     ---------------------------------------------------------------
                         Number of           % of Total                                 of Stock Price Appreciation
                        Securities        Options Granted    Exercise                      for Option Term (3)
                                                                                           -------------------
                     Underlying Options    to Employees       Price       Expiration
Name                  Granted (#) (1)     in Fiscal Year   ($/share)(2)      Date        5% ($)        10% ($)
----                 ------------------   ---------------  ------------   ----------     ------        -------
S.D. Ellenbogen           25,000                 2%           $13.125      11/12/08     $206,356      $522,947
                          20,000                 2%           $13.125      11/12/08     $165,085      $418,357

S. Nakashige              20,000                 2%           $13.125      11/12/08     $165,085      $418,357
                          20,000                 2%           $13.125      11/12/08     $165,085      $418,357

J. Stein                  15,000                 1%           $13.125      11/12/08     $123,814      $313,768
                          10,000                 1%           $13.125      11/12/08     $ 82,542      $209,179

J. Chaintreuil            15,000                 1%           $13.125      11/12/08     $123,814      $313,768
                          10,000                 1%           $13.125      11/12/08     $ 82,542      $209,179

M. Duerst                 15,000                 1%           $13.125      11/12/08     $123,814      $313,768
                          10,000                 1%           $13.125      11/12/08     $ 82,542      $209,179

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

                                                                        Number of
                                                                  Securities Underlying        Value of Unexercised
                                                                   Unexercised Options        In-the-Money Options at
                         Shares Acquired        Value            at Fiscal Year-End  (#)       Fiscal Year-End ($)(1)
Name                     on Exercise (#)     Realized ($)      Exercisable / Unexercisable    Exercisable/Unexercisable
----                     ---------------     ------------      ---------------------------    -------------------------
S. D. Ellenbogen               ---                ---            124,996  /  43,004              $ 56,250  /  $  ---
S. Nakashige                   ---                ---            150,332  /  34,668              $ 39,375  /  $  ---
J. Stein                       ---                ---            118,996  /  29,004              $ 56,250  /  $  ---
J. Chaintreuil                 ---                ---             32,332  /  35,668              $  3,500  /  $  ---
M. Duerst                      ---                ---             57,164  /  20,336              $  8,750  /  $  ---

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

Executive Bonus Program

     The Compensation Committee of the Board of Directors approved an Executive and Key Employee Bonus Program for fiscal 2000 under which executive officers, senior management and key contributors selected by the Compensation Committee may be eligible for cash bonuses, awarded at the discretion of the Compensation Committee, to be paid in the first quarter of fiscal 2001. This program is designed to attract and retain key talent and is directly related to our success and to an overall increase in shareholder value. Under this program, executive officers are measured against a combination of strategic, divisional and individual goals to qualify for a bonus. Considerations include an evaluation of overall and divisional revenues and profitability, new product development and introductions, and improved shareholder value. Based on an evaluation of the Company's overall profitability and change in shareholder value during fiscal 1999, the Compensation Committee did not award bonuses to our executive officers in fiscal 1999.

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

Compensation Committee Interlocks and Insider Participation

     Decisions regarding executive compensation are made by the Compensation Committee of our Board of Directors, which is composed of Irwin Jacobs, William
A. Peck, Gerald Segel and Elaine Ullian. The Compensation Committee also administers our Stock Incentive Plans, Executive and Key Employee Bonus Program, Performance - Bonus Plan, and 401(k) Plan. None of the members of the Compensation Committee has ever been an officer or employee of Hologic or any of our subsidiaries. Glenn P. Muir, our Vice President of Finance and Treasurer, served on the Board of Directors and the Compensation Committee of Vivid Technologies, Inc. during fiscal 1999. S. David Ellenbogen, our Chairman of the Board and Chief Executive Officer, and Jay A. Stein, our Senior Vice President and Chief Technical Officer and one of our directors, were executive officers of Vivid Technologies during fiscal 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HOLOGIC, INC.

                              By:   /s/ Glenn P. Muir
                                 -----------------------------------------------
                                    GLENN P. MUIR
                                    Vice President, Finance and
                                    Principal Financial and Accounting Officer


Dated:  February 3, 2000