Form 10-Q
period 1999-12-25
HOLOGIC INC
filed 2000-02-08
CIK 859737

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC.  20549

                            FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 25, 1999

                               or

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


As  of  January  31, 2000 15,366,388 shares of  the  registrant's
Common Stock, $.01 par value, were outstanding.





                 HOLOGIC, INC. AND SUBSIDIARIES

                              INDEX



                                                        Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets
          December 25, 1999 (unaudited)
          and September 25, 1999                           3

          Consolidated Statements of Operations
          Three Months Ended December 25, 1999
          and December 26, 1998 (unaudited)                4

          Consolidated Statements of Cash Flows
          Three Months Ended December 25, 1999
          and December 26, 1998 (unaudited)                5

          Notes to Consolidated Financial Statements       6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations              11

Item 3.  Quantitative and Qualitative Disclosure About Market
         Risk                                             14


PART II - OTHER INFORMATION                               15


SIGNATURES                                                16









                 HOLOGIC, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
              (in thousands, except per share data)

                             ASSETS

                                               December 25,     September 25,
                                                   1999               1999
                                               ------------      -----------
  CURRENT ASSETS:
    Cash and cash equivalents............         $36,093           $36,508
    Short-term investments.............            25,113            26,170
    Accounts receivable, less reserves of
    $3,485 and $3,480, respectively........        27,929            28,056
    Inventories....................                18,326            17,596
    Prepaid expenses and other current assets..     2,732             6,841
                                                  -------           --------
       Total current assets..............         110,193           115,171

   PROPERTY AND EQUIPMENT, at cost:
    Equipment...............................       16,286            15,981
    Furniture and fixtures..................        3,419             3,224
    Land....................................       10,002            10,002
    Buildings and improvements..............       29,156            28,812
    Leasehold improvements..................          603               605
                                                   ------            ------
                                                   59,466            58,624
    Less- Accumulated depreciation
          and amortization..................        8,791             8,154
                                                   ------            -------
                                                   50,675            50,470
                                                   ------            ------
    Other assets, net.......................       13,637            10,129
                                                  -------            -------
                                                 $174,505          $175,770
                                                 ========          ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
    Line of credit..........................    $    422             $1,103
    Accounts payable.......................        6,339              6,063
    Accrued expenses........................      10,457             10,103
    Deferred revenue........................       9,794              8,079
                                                --------             ------
       Total current liabilities............      27,012             25,348
                                                ---------            ------
   STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 Par value-
    Authorized - 1,623 shares
       Issued - none........................          --                --
    Common stock, $.01 par value-
    Authorized - 30,000 shares
       Issued - 15,315 and 15,303
       shares, respectively.................         153                153
    Capital in excess of par value..........     109,712            109,624
    Retained earnings.......................      39,571             42,440
    Cumulative translation adjustment.......      (1,479)            (1,331)
    Treasury stock, at cost, 45 shares......        (464)              (464)
                                                 -------            --------
       Total stockholders' equity...........     147,493            150,422
                                                 -------            -------
                                                $174,505           $175,770
                                                ========           =========

        The accompanying notes are an integral part of these consolidated financial statements.




                     HOLOGIC, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                     (in thousands, except per share data)

                                                 Three Months Ended
                                           December 25,       December 26,
                                               1999               1998
                                            ----------          -----------
REVENUES:
 Product sales.......................          $21,072           $23,914
 Other revenue.......................              223               718
                                               -------           -------
                                                21,295            24,632
                                               -------           -------
COSTS AND EXPENSES:
 Cost of product sales...............           13,032            12,791
 Research and development............            4,712             2,458
 Selling and marketing...............            5,875             5,259
 General and administrative..........            2,968             2,169
                                              --------            ------
                                                26,587            22,677
                                              --------            ------

     (Loss) income from operations...           (5,292)            1,955

 Interest income.....................              853             1,353

 Other expense.......................              (31)             (131)
                                               --------           -------

     (Loss) income before
          income taxes...............            (4,470)           3,177
(BENEFIT) PROVISION FOR INCOME TAXES..           (1,600)           1,140
                                                 -------           ------
     Net (loss) income................          ($2,870)          $2,037
                                                =========         ======
NET (LOSS) INCOME PER SHARE:
     Basic............................            ($.19)            $.15
                                                  ======            ====
     Diluted..........................            ($.19)            $.15
                                                  ======            ====
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING............           15,262           13,340
                                                 ======           ======
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING,
 ASSUMING DILUTION....................           15,262           13,638
                                                 ======           ======

         The accompanying notes are an integral part of these consolidated financial statements.







                 HOLOGIC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)

                                                        Three Months Ended
                                                  December 25,     December 26,
                                                       1999             1998
                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income........................           $(2,870)        $2,037
  Adjustments to reconcile net (loss)
   income to net cash provided by
   operating activities-
        Depreciation and amortization......               815            357
        Compensation expense related to
        issuance of stock option..........                 27             60
        Changes in assets and liabilities-
              Accounts receivable.........                395         (3,526)
              Inventories.................               (730)           (40)
              Prepaid expenses and other
               current assets.............              4,181            145
              Accounts payable............                276          4,073
              Accrued expenses............                354         (2,070)
              Deferred revenue............              1,715          1,737
                                                      -------          -----
                Net cash provided by
                 operating activities.....              4,163          2,773
                                                      -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of held-to-maturity investments.           (6,941)        (7,242)
  Sales and maturities of
    held-to-maturity investments............            9,226          8,083
  Purchases of property and equipment.......             (856)        (2,873)
  Decrease (increase) in other assets.......           (5,191)           234
                                                       -------         ------
               Net cash used in
                investing activities........           (3,762)        (1,798)
                                                       -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in line of credit............             (680)          (978)
  Issuance of common stock pursuant to
    options, stock grants and employee stock
    purchase plan, including tax benefit....               --             32
                                                       -------         ------
              Net cash used in financing
               activities...................             (680)          (946)
                                                       -------          -----
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....             (136)           (16)
                                                       -------          -----
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS..........................             (415)            13
CASH AND CASH EQUIVALENTS, beginning
   of period................................           36,508         48,423
                                                       ------         ------
CASH AND CASH EQUIVALENTS, end of period....          $36,093        $48,436
                                                      =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
    income taxes............................           $   --       $    326
                                                       =======      =========
  Cash paid during the period for interest..           $    4       $    100
                                                       =======      ========

        The accompanying notes are an integral part of these consolidated financial statements.






                 HOLOGIC, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
              (In thousands, except per share data)

(1)  Basis of Presentation

      The consolidated financial statements of Hologic, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 25, 1999, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 23, 1999.

      The consolidated balance sheet as of December 25, 1999, the consolidated statements of operations for the three months ended December 25, 1999 and December 26, 1998 and the consolidated statements of cash flows for the three months ended December 25, 1999 and December 26, 1998, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

      The  results  of  operations for  the  three  months  ended
December 25, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2000.

(2)  ACQUISITION

   On  June 3, 1999, the Company acquired Direct Radiography Corp
(DRC) and the building in which DRC conducted its operations for an aggregate $21,901, including acquisition costs. The Acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the
results of the operations of DRC have been included in the accompanying consolidated financial statements from the date of acquisition.
   Unaudited pro forma operating results for the Company, assuming the Acquisition of DRC occurred on September 26, 1998 are as follows:

                                              Three Months Ended
                                               December 26,1998
                                              -----------------
          Net sales                               $24,632
          Net income                                  $19
          Basic and diluted net income per share     $.00




(3)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                      December 25,        September 25,
                                          1999                1999
                                          ----                -----
Raw materials and work-in-process..     $12,412              $11,024
Finished goods.....................       5,914                6,572
                                        -------              -------
                                        $18,326              $17,596
                                        =======              =======
      Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(4)  Earnings Per Share

      A reconciliation of basic and dilutive share amounts are as follows:

                                                      Three Months Ended
                                                   December 25,    December 26,
                                                        1999            1998
                                                        ----            ----
Weighted average common shares outstanding........      15,262        13,340
 Effect of dilutive stock options.................          --           298
                                                        -------       ------
Weighted average common shares outstanding,
  assuming dilution...............................      15,262        13,638
                                                        ======        ======

     Diluted  weighted average shares outstanding do not  include
1,890 and 1,014 common-equivalent shares for the three months ended December 25, 1999 and December 26, 1998, respectively, as their effect would have been anti-dilutive.

(5)  Line of Credit

      The Company has an international line of credit with a bank for the equivalent of $3,000, which bears interest at PIBOR plus 1.50%. The borrowings under this line are denominated in the local currency of its European subsidiaries and are primarily used by these subsidiaries to settle intercompany sales.

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

     The Company finances certain sales to Latin America over a two-to-three year time-frame. At December 25, 1999, the Company had total accounts receivable outstanding of approximately $6,000 relating to these sales, of which $1,000 were long-term and included in other assets. As of December 25, 1999, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

(7)  Comprehensive Income (Loss)

     Statement of Financial Accounting Standards No.130, Reporting Comprehensive Income established standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The Company's only item of other comprehensive income (loss) relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended December 25, 1999 and December 26, 1998, comprehensive loss would be approximately $43 and $149 higher than reported net loss, respectively, due to foreign currency translation adjustments.

(8)  Business Segments and Geographic Information

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. To date, the Company has viewed its operations and manages its business as principally three operating segments: the manufacture and sale of Bone Assessment products, Mini-C Arm Imaging products and Digital Imaging products. Intersegment sales and transfers are not significant.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on sales, operating income (loss), net income (loss) and total assets. Segment information for the three months ended December 25, 1999 and December 26, 1998 is as follows.



                                          Three Months Ended
                                   December 25,           December 26,
                                        1999                   1998
                                        -----                  -----
   Total revenues-
   Bone Assessment                     $16,200                 $20,414
   Mini C-Arm Imaging                    3,412                   4,218
   Digital Imaging                       1,683                       -
                                       -------                 -------
                                       $21,295                 $24,632
                                       =======                 =======
   Operating income (loss)-
   Bone Assessment                     $  (433)                $ 1,330
   Mini C-Arm Imaging                      234                     625
   Digital Imaging                      (5,093)                      -
                                       -------                 -------
                                       $(5,292)                $ 1,955
                                       =======                 =======
   Net income (loss)-
   Bone Assessment                     $   314                 $ 1,648
   Mini C-Arm Imaging                       92                     389
   Digital Imaging                      (3,276)                      -
                                       -------                 -------
                                       $(2,870)                $ 2,037
                                       =======                 =======
   Identifiable assets-
   Bone Assessment                    $139,229                $159,102
   Mini C-Arm Imaging                   17,507                  18,461
   Digital Imaging                      17,769                       -
                                      --------                --------
                                      $174,505                $177,563
                                      ========                ========

   Depreciation and amortization-
   Bone Assessment                    $    674                $    302
   Mini C-Arm Imaging                       63                      55
   Digital Imaging                          78                       -
                                      --------                ---------
                                      $    815                $    357
                                      ========                =========
   Capital expenditures-
   Bone Assessment                    $    170                $  2,730
   Mini C-Arm Imaging                       11                     143
   Digital Imaging                         675                       -
                                      --------                --------
                                      $    856                $  2,873
                                      =========               ========

   Export sales from the United States to unaffiliated customers primarily in Europe, Asia and Latin America during the first quarter fiscal 2000 and 1999 totaled approximately $2,662 and $4,195, respectively.

   Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.





   Export product sales as a percentage of total product sales are as follows:


                                       Three Months Ended
                              December 25, 1999     December 26, 1998
                              ----------------       ----------------
            Europe                     29%                 23%
            Asia                        6                   7
            All others                  4                   8
                                       ----               -----
                                       39%                 38%
                                       ===                 ====
(10) Litigation

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

     In the ordinary course of business, the Company is party to other various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.




           PART I - FINANCIAL INFORMATION (Continued)

Item 2.        Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                 HOLOGIC, INC. AND SUBSIDIARIES
Results of Operations

      Our results of operations have and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including the Company's ability to integrate the operations of Direct Radiography Corp. successfully; the unproven nature of the markets for digital X-ray products; the Company's ability to predict accurately the demand for its products in these emerging markets and to develop strategies to address these markets successfully; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks and delays; the Company's reliance on one or only a limited number of suppliers for some key components or subassemblies of its Direct Radiography products; the Company's dependence on third party distributors to commercialize its Direct Radiography products; risks related to the discontinuance of placements of new bone densitometers under the Company's strategic alliance program, and Hologic's remarketing obligations and associated litigation under that program; technical innovations that could render products marketed or under development by Hologic obsolete; competition; reimbursement policies for bone density testing and vertebral fracture assessment; and regulatory approval and market acceptance of drug therapies for osteoporosis.

      Revenues. Total revenues for the first quarter of fiscal 2000 decreased 14% to $21.3 million from $24.6 million for the first quarter of fiscal 1999. This decrease was primarily due to a decrease in DXA bone densitometers and, to a lesser extent, a decrease in mini c-arm and Sahara product sales in the current quarter. Partially offsetting these decreases was the addition of revenues from sales of our digital x-ray products from DRC. The decrease in DXA revenues was a result of a decrease in the total number of domestic DXA bone densitometer product shipments, especially to the United States primary care market including strategic alliance sales to a leasing company, and to decreased unit prices. Other revenues decreased for the current three month period primarily due to a decrease in revenues relating to medical data management services provided by our medical data management division, which we sold to Synarc in June 1999. In connection with a merger on January 13, 2000 between Vivid and PerkinElmer, Vivid paid Hologic approximately $2 million in January for a fully paid-up license to our technology.

      Total revenues for the first quarter of fiscal 2000 increased $1.2 million or 6% compared to the immediately preceding quarter. In the current quarter, sales of the DXA bone densitometers and, to a lesser extent, digital x-ray products increased which were partially offset by a decrease in sales of mini c-arms and a decrease of Sahara product sales, especially through our U.S. distributor for the primary care market, when compared to the immediately preceding quarter.

     In the first quarter of fiscal 2000, approximately 61% of product sales were generated in the United States, 29% in Europe and 10% in other international markets. In the first quarter of fiscal 1999, approximately 62% of product sales were generated in the United States, 23% in Europe and 15% in other international markets.

     We expect that foreign sales in the current fiscal year will continue to account for a substantial portion of product sales. Continued economic and currency related uncertainty in a number of foreign countries, especially in Asia and Latin America, could reduce our future sales to these markets.

      Costs and Expenses. The cost of product sales increased as a percentage of product sales to 62% in the first quarter of fiscal 2000 from 53% in the first quarter of fiscal 1999. These costs increased as a percentage of product sales primarily due to a decrease in the number of DXA bone densitometers sold and, to a lesser extent, lower average selling prices. In addition, the current quarter includes manufacturing costs of approximately $1.6 million related to DRC, which has significant fixed manufacturing costs and is operating significantly below manufacturing capacity. Absent DRC, cost of product sales would have increased to approximately 59%. The reduction in DXA sales volume and the low sales volume of digital imaging plates resulted in the under absorption of fixed manufacturing costs.

      Research and development expenses increased 92% to $4.7 million (22% of total revenues) in the current quarter from $2.5 million (10% of total revenues) in the first quarter of fiscal 1999. This increase was primarily due to the acquisition of DRC which added approximately $2.9 million of research and development expenses in the current quarter.

     Selling and marketing expenses increased 12% to $5.9 million (28% of product sales) in the current quarter from $5.3 million
(22% of product sales) in the first quarter of fiscal 1999 primarily due to selling and marketing expenses of $1.1 million at DRC which were partially offset by a decrease in sales commissions primarily due to the lower sales volume in the primary care market in the United States.

      General and administrative expenses increased 37% to $3.0 million (14% of total revenues) in the first quarter of fiscal 2000 compared to $2.2 million (9% of total revenues) in the first quarter of fiscal 1999. This increase was primarily due to the addition of approximately $600,000 of general and administrative expenses related to DRC in the current quarter.

       Total costs and expenses related to DRC totaled approximately $6.2 million for the three months ended December 25, 1999. We expect to continue to incur significant costs and expenses at DRC for the foreseeable future as efforts are placed on developing and commercializing our digital radiography systems.

      Interest Income. Interest income decreased to $850,000 in the current quarter from $1.3 million in the first quarter of fiscal 1999. This decrease was due to a lower investment base than in the prior year, primarily due to the use of cash for the DRC acquisition and building renovations during fiscal 1999.

      Other Expense. In the first quarters of fiscal 2000 and 1999, we incurred other expenses of approximately $31,000 and $131,000, respectively. These expenses include foreign currency transaction losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the two foreign currencies, the French Franc and the Belgian Franc, in which the subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

      Provision for Income Taxes. In fiscal 2000, we have a benefit for income taxes as a result of the current year's loss which the Company believes will be realizable in the future. Our effective tax rate was 36% in the first quarter of fiscal 1999 which was lower than the statutory tax rates due primarily to the favorable Federal and state tax treatment afforded our foreign sales corporation and the favorable state tax treatment of a portion of our interest income.

Liquidity and Capital Resources

      At December 25, 1999, working capital was approximately $83 million, and cash, cash equivalents and short-term investments totaled $61 million. The cash, cash equivalents and short-term investments balance decreased approximately $2 million from September 25, 1999 primarily due to the net loss of $2.9 million. Included in other assets were marketable securities with maturities exceeding one year totaling $1.7 million. We finance certain sales to Latin America over a two-to-three year time-frame. At December 25, 1999, we had total accounts receivable outstanding of approximately $6 million relating to these sales, of which $1 million were long-term and included in other assets. As of December 25, 1999, we have not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment. In the first quarter of 2000, we purchased approximately $900,000 of property and equipment, which consisted primarily of computers and information systems equipment.

     In connection with a fee-per-scan program offered for our DXA bone densitometers, we have entered into a remarketing agreement whereby we have agreed to perform certain remarketing activities and to cover certain losses incurred by the leasing company up to 10% of the total fee-per-scan contracts funded. Under the Strategic Alliance Program, we installed approximately $60.6 million in units since 1996. As of December 25, 1999, approximately 30% of these systems were awaiting remarketing after having been returned, net of remarketed or converted units. This fee-per-scan program was terminated in February 1999. The leasing company purchased all the DXA densitometers covered under these contracts from us. We reserved for potential losses under these contracts during the fee-per-scan program term by deferring revenue of an amount approximately equal to 10% of the contracts funded, our maximum recourse under the arrangement. We are in litigation that we initiated with the leasing company through a declaratory judgement action regarding the extent of our respective obligations under this contract. The leasing company is seeking unspecified compensatory damages and other relief. We believe that the claims are groundless and are vigorously defending ourselves. Nevertheless, litigation can be expensive and time consuming. While we believe that the outcome will not have a material adverse effect on our business, we cannot guarantee the outcome of this litigation. An unfavorable outcome or prolonged litigation could materially harm our business, results of operations or financial condition.

     Except as set forth above, we do not have any significant capital commitments. We believe that existing sources of liquidity will provide adequate cash to fund our anticipated working capital and other cash needs for the foreseeable future.

Year  2000  Readiness;  Year  2000  Problems  Could  Disrupt  Our
Business

     The year 2000 problem is the potential for system and processing failure of date-related data as the result of computer-controlled systems using two digits rather than four digits to define the applicable year. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, temporary inability to process transactions, send invoices, or engage in similar normal business activities. Problems associated with the year 2000 may not become apparent until some time after January 2000.

     We have evaluated our internal software and products for year 2000 problems. We believe that our products and business will not be substantially affected by the year 2000 problem and that we have no significant exposure to liabilities related to the year 2000 problem for the products that we have sold. We have also communicated with others, including vendors, suppliers and customers whose computer systems' functionality could directly impact our operations.

     Although we believe our planning efforts are adequate to address our year 2000 concerns, undetected year 2000 problems may cause us to experience negative consequences or significant costs. We cannot be sure that our vendors, suppliers, customers or businesses that we may acquire, will not experience similar consequences or costs. Such consequences or costs could adversely affect our business.

Item  3.         Quantitative  and Qualitative  Disclosure  About
Market Risk.

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

     Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a line of credit at the Europe Interbank Offered Rate. At December 25, 1999, our outstanding borrowings under the line of credit were approximately $400,000.

     Substantially all of our sales outside the United States are conducted in U.S. dollar denominated transactions. We operate two European subsidiaries which incur expenses denominated in local currencies. However, we believe that these operating expenses will not have a material adverse effect on our business, results of operations or financial condition.



                   PART II - OTHER INFORMATION

                 HOLOGIC, INC. AND SUBSIDIARIES

Item 1.   Legal Proceedings.
     No material developments.

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








                                   Hologic, Inc.
                                   (Registrant)



February 7, 2000              /s/    S. David Ellenbogen
----------------              ----------------------------
Date                          S. David Ellenbogen
                              Chairman and Chief Executive
                               Officer





February 7, 2000              /s/    Glenn P. Muir
------------------            ---------------------
Date                          Glenn P. Muir
                              Vice President, Finance and Treasurer
                              (Principal Financial and Chief
                               Accounting Officer)