Form 10-Q
period 2000-03-25
HOLOGIC INC
filed 2000-05-08
CIK 859737

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC.  20549

                            FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 25, 2000

                               or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:  0-18281

                          Hologic, Inc.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)

               Delaware                04-2902449
  ----------------------    -----------------------------------
 (State of incorporation)   (I.R.S. Employer Identification No.)

        35 Crosby Drive, Bedford,  Massachusetts   01730
            ----------------------------------------
            (Address of principal executive offices)
                           (Zip Code)

                         (781) 999-7300
       -------------------------------------------------
      (Registrant's telephone number, including area code)


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


As of April 28, 2000 15,371,543 shares of the registrant's Common
Stock, $.01 par value, were outstanding.





                 HOLOGIC, INC. AND SUBSIDIARIES

                              INDEX



                                                                Page
PART I - FINANCIAL INFORMATION                                  ----

Item 1.  Financial Statements

          Consolidated Balance Sheets
          March 25, 2000 (unaudited)
           and September 25, 1999............................      3

          Consolidated Statements of Operations
          Three Months and Six Months Ended March 25, 2000
          and March 27, 1999 (unaudited).....................      4

          Consolidated Statements of Cash Flows
          Six Months Ended March 25, 2000
          and March 27, 1999 (unaudited).....................      5

          Notes to Consolidated Financial Statements.........      6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................     12

Item 3.  Quantitative and Qualitative Disclosure
         About Market Risk...................................     15


PART II - OTHER INFORMATION..................................     16


SIGNATURES...................................................     17






                 HOLOGIC, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
              (in thousands, except per share data)

                          ASSETS
                                                 March 25,    September 25,
                                                   2000            1999
                                                   ----            ----
 CURRENT ASSETS:
    Cash and cash equivalents................     $36,722        $36,508
    Short-term investments...................      18,999         26,170
    Accounts receivable, less reserves
      of $4,016 and $3,480, respectively.....      26,287         28,056
    Inventories..............................      20,152         17,596
    Prepaid expenses and other
      current assets.........................       2,822          6,841
                                                  -------        -------
      Total current assets...................     104,982        115,171
                                                  -------        -------
   PROPERTY AND EQUIPMENT, at cost:
    Equipment................................      16,789         15,981
    Furniture and fixtures...................       3,521          3,224
    Land.....................................      10,002         10,002
    Buildings and improvements...............      29,673         28,812
    Leasehold improvements...................         512            605
                                                   ------         ------
                                                   60,497         58,624
    Less- Accumulated depreciation
      and amortization.......................       9,586          8,154
                                                   ------         ------
                                                   50,911         50,470
                                                   ------         ------
   Other assets, net.........................      16,110         10,129
                                                   ------         ------
                                                 $172,003       $175,770
                                                 ========       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  March 25,    September 25,
                                                     2000           1999
                                                     ----           -----
 CURRENT LIABILITIES:
    Line of credit...........................      $   412         $ 1,103
    Accounts payable.........................        5,815           6,063
    Accrued expenses.........................       10,598          10,103
    Deferred revenue.........................        9,803           8,079
                                                   -------         -------
      Total current liabilities..............       26,628          25,348
                                                    ------          ------
   STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 Par value-
    Authorized - 1,623 shares
       Issued - none.........................           --              --
    Common stock, $.01 par value-
     Authorized - 30,000 shares
       Issued - 15,372 and 15,303
        shares, respectively.................          154             153
    Capital in excess of par value...........      109,979         109,624
    Retained earnings........................       37,388          42,440
    Cumulative translation adjustment........       (1,682)         (1,331)
    Treasury stock, at cost, 45 shares.......         (464)           (464)
                                                   -------          ------
      Total stockholders' equity.............      145,375         150,422
                                                   -------         -------
                                                  $172,003        $175,770
                                                  ========        =========

       The accompanying notes are an integral part of these consolidated financial statements.



                        HOLOGIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per share data)


                                    Three Months Ended      Six Months Ended
                                  March 25,    March 27,  March 25,    March 27,
                                    2000         1999       2000         1999
                                    ----         ----       ----         ----
REVENUES:
 Product sales.................    $20,907      $18,797     $41,980     $42,711
 Other revenues................      2,345          565       2,568       1,285
                                   -------      -------     -------     -------
                                    23,252       19,362      44,548      43,996
                                    ------       ------      ------      ------
COSTS AND EXPENSES:
 Cost of product sales..........    13,524       11,533      26,556      24,324
 Research and development.......     4,042        2,643       8,754       5,101
 Selling and marketing..........     5,259        4,711      11,134       9,970
 General and administrative.....     4,793        2,877       7,761       5,047
                                    ------       ------      ------      ------
                                    27,618       21,764      54,205      44,442
                                    ------       ------      ------      ------

     (Loss) income from
        operations..............    (4,366)      (2,402)     (9,657)        (446)

 Interest income................     1,026          991       1,879        2,244

 Other expense..................       (44)        (297)        (75)        (329)
                                    -------      -------      ------       ------
     (Loss) income before
       (benefit) provision
        for income taxes........    (3,384)      (1,708)     (7,853)       1,469

(BENEFIT) PROVISION
   FOR INCOME TAXES.............    (1,200)      (  620)     (2,800)         520
                                   --------      --------    -------       -----
     Net (loss) income..........   $(2,184)     $(1,088)    $(5,053)      $  949
                                   ========     ========    ========      =======
NET (LOSS) INCOME PER SHARE:
     Basic......................   $  (.14)     $  (.08)    $  (.33)      $  .07
                                   ========     ========    =======       ======

     Diluted....................   $  (.14)     $  (.08)    $  (.33)      $  .07
                                   ========     ========    ========      ======
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING......    15,318       13,365      15,290       13,353
                                    ======       ======      ======       ======
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING,
 ASSUMING DILUTION..............    15,318       13,365      15,290       13,628
                                    ======       ======      ======       ======


         The accompanying notes are an integral part of these consolidated financial statements.





                 HOLOGIC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)

                                                      Six Months Ended
                                                      ----------------
                                                   March 25,      March 27,
                                                     2000           1999
                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income..........................       $(5,053)        $   949
  Adjustments to reconcile net (loss)
  income to net cash provided by
   operating activities-
      Depreciation and amortization..........         1,935           1,248
      Compensation expense related
       to issuance of stock option...........            32             126
      Changes in assets and liabilities-
        Accounts receivable..................         2,281          (1,434)
        Inventories..........................        (2,556)          1,349
        Prepaid expenses and other
         current assets......................         3,996             (29)
        Accounts payable.....................          (163)            845
        Accrued expenses.....................           495          (1,851)
        Deferred revenue.....................         1,724            (267)
         Net cash provided by operating              ------          -------
          activities.........................         2,691             936
                                                     ------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of held-to-maturity investments..       (13,801)        (19,517)
  Sales and maturities of
   held-to-maturity investments..............        20,957          17,183
  Purchases of property and equipment........        (2,043)         (8,069)
  Decrease (increase) in other assets........        (6,827)            256
                                                    --------          ------
      Net cash used in investing activities..        (1,714)        (10,147)
                                                    --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in line of credit.............          (691)         (2,276)
  Issuance of common stock pursuant to
   options and employee stock
   purchase plan, including tax benefit......           263             197
                                                        ---           ------
      Net cash used in financing activities..          (428)         (2,079)
                                                       -----         -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH......          (334)           (551)
                                                       -----           -----
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS............................          215         (11,841)
CASH AND CASH EQUIVALENTS, beginning
    of period.................................       36,508          48,423
                                                     ------          ------
CASH AND CASH EQUIVALENTS, end of period......      $36,723         $36,582
                                                    =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes.     $   146         $   356
                                                    =======         =======
  Cash paid during the period for interest.....     $    21         $    80
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

      The consolidated balance sheet as of March 25, 2000, the consolidated statements of operations for the three months and six months ended March 25, 2000 and March 27, 1999 and the consolidated statements of cash flows for the six months ended March 25, 2000 and March 27, 1999, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

      The results of operations for the three months and six months ended March 25, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending
September 30, 2000.

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


                                    Three Months Ended   Six Months Ended
                                         March 27,           March 27,
                                           1999               1999
                                          -----               ----
     Net sales.....................      $21,129            $45,761
     Net loss......................      $(3,935)           $(3,916)
     Basic and diluted net
      income per share.............       $(0.26)            $(0.26)



(3)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                           March 25,     September 25,
                                             2000           1999
                                             ----           ----
Raw materials and work-in-process....      $12,731        $11,024
Finished goods.......................        7,421          6,572
                                           -------        -------
                                           $20,152        $17,596
                                           =======        =======
      Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(4)  Earnings Per Share

      A reconciliation of basic and dilutive share amounts are as follows:

                                   Three Months Ended        Six Months Ended
                                 March 25,     March 27,    March 25,    March 27,
                                   2000          1999         2000         1999
                                  ------        -----        ------       ------
 Weighted average common
   shares outstanding..........    15,318       13,365       15,290        13,353
 Effect of dilutive
   stock options...............        --           --           --           275
                                   ------       ------       -------       ------
 Weighted average common
   shares outstanding,
   assuming dilution...........    15,318       13,365       15,290        13,628
                                   ======       ======       ======        ======

      Diluted weighted average shares outstanding do not include 1,009 and 1,023 common-equivalent shares for the three months and six months ended March 25, 2000, respectively and 1,173 and 799 common equivalent shares for the three months and six months ended March 27, 1999, respectively, as their effect would have been anti-dilutive.

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

     The Company finances certain sales to Latin America over a two-to-three year time-frame. At March 25, 2000, the Company had total accounts receivable outstanding of approximately $6,000 relating to these sales, of which $500 were long-term and included in other assets. As of March 25, 2000, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment. As a result, the Company increased its bad debt reserve in the second quarter of fiscal 2000.

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

A reconciliation of comprehensive income (loss) is as follows:


                                    Three Months Ended         Six Months Ended
                                   March 25,    March 27,    March 25,   March 27,
                                     2000         1999         2000        1999
                                     ----         ----         ----        -----

Net (loss) income as reported ...    $(2,184)     $(1,088)     $(5,053)   $  949
 Foreign currency translation
   adjustment....................       (203)        (530)        (351)     (539)
                                     --------     --------     --------    ------
Comprehensive (loss) income......    $(2,387)     $(1,618)     $(5,404)    $ 410
                                     ========     ========     ========    =====

(8)  Business Segments and Geographic Information

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. To date, the Company has viewed its operations and manages its business as principally three operating segments: the manufacture and sale of Bone Assessment products, Mini-C Arm Imaging products and Digital Imaging products. Intersegment sales and transfers are not significant.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on sales, operating income (loss), net income (loss) and total assets. Segment information for the three months and six months ended March 25, 2000 and March 27, 1999 is as follows:



                           Three Months Ended       Six Months Ended
                         March 25,    March 27,   March 25,    March 27,
                           2000         1999        2000         1999
                           ----         ----        ----         -----
   Total revenues-
   Bone Assessmen         $17,440     $16,151      $33,640     $36,567
   Mini C-Arm Imaging       3,350       3,211        6,762       7,429
   Digital Imaging          2,463           -        4,146           -
                         --------     -------      -------     -------
                          $23,253     $19,362      $44,548     $43,996
                          =======     =======      =======     =======

   Operating income (loss)-
   Bone Assessment          $(326)    $(2,617)       $(760)   $ (1,287)
   Mini C-Arm Imaging         105         215          341         841
   Digital Imaging         (4,145)          -       (9,238)          -
                           -------     ------       ------     --------
                          $(4,366)    $(2,402)     $(9,657)     $ (446)
                          ========     =======     ========     =======

   Net income (loss)-
   Bone Assessment          $ 608     $(1,201)        $872        $447
   Mini C-Arm Imaging          26         113          168         502
   Digital Imaging         (2,818)          -       (6,093)          -
                           -------    -------       -------        ----
                          $(2,184)    $(1,088)     $(5,053)       $949
                          ========    =======      ========       ====
   Depreciation and
         amortization-
   Bone Assessment           $674        $302       $1,433      $1,131
   Mini C-Arm Imaging          63          55          120         117
   Digital Imaging             78           -          382           -
                            -----        ----       ------      ------
                             $815        $357       $1,935      $1,248
                            =====        ====       ======      ======

   Capital expenditures-
   Bone Assessment           $170      $2,730         $980      $7,410
   Mini C-Arm Imaging          11         143          124         659
   Digital Imaging            675           -          939           -
                             ----      ------         ----      ------
                            $ 856      $2,873       $2,043      $8,069
                            =====      ======       ======      ======

                           March 25,   March 27,
                              2000       1999
                           --------    ---------
   Identifiable assets-
   Bone Assessment         $139,993   $152,632
   Mini C-Arm Imaging        17,349     17,178
   Digital Imaging           14,661         -
                           --------   --------
                           $172,003   $169,810
                           ========   =========

   Export sales from the United States to unaffiliated customers primarily in Europe, Asia and Latin America during the three months and six months ended March 25, 2000 totaled approximately $6,200 and $13,001, respectively; and for the three months and six months ended March 27, 1999 totaled approximately $6,077 and $13,969, respectively.

   Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

   Export product sales as a percentage of total product sales are as follows:


                         Three Months Ended         Six Months Ended
                        March 25,  March 27,      March 25,    March 27,
                          2000       1999           2000         1999
                        --------   ---------      ---------    ---------
        Europe             22%        25%            26%          24%
        Asia                8          9              7            8
        All others          5          4              4            6
                           ---       ---            ---          ---
                           35%        38%            37%          38%

(9) Litigation

    In September 1999, Hologic commenced litigation against Fleet Business Credit Corp. (FBCC), seeking a declaratory judgment with respect to the parties' respective rights and obligations under a Master Product Financing Agreement (the Agreement) dated
September   25,   1996,  as  supplemented  and   amended.    FBCC
subsequently commenced a separate action against Hologic in state court in Illinois to recover damages allegedly arising out of or
relating  to  the  Agreement.   Neither  Hologic  nor  FBCC   has
precisely quantified the alleged potential liability of Hologic to FBCC and Hologic is vigorously defending against the claims asserted by FBCC.

       In the ordinary course of business, the Company is party to other various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

(10) New Accounting Pronouncements

     In  June  1999,  the  Financial Accounting  Standards  Board
(FASB) issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Hologic does not anticipate the adoption of this statement will have a material impact on its financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation
- An Interpretation of APB Opinion No. 25. Interpretation 44 clarifies the application of Opinion 25 in certain situations, as defined. Interpretation 44 is effective July 1, 2000 but covers certain events having occurred after December 15, 1998. Accordingly, upon initial application of the Interpretation, (a) no adjustments would be made to financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. Hologic expects that the adoption of this Interpretation will not have any effect on the accompanying financial statements.

     Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, was issued in December 1999. SAB 101 will require companies to recognize certain up front non-refundable fees and milestone payments over the life of the related agreements when such fees are received in conjunction with agreements which have multiple elements. The Company is required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, no later than the second quarter of fiscal 2001. The Company is still in the process of evaluating the impact this bulletin will have on the consolidated financial statements.




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

      Revenues. Total revenues for the second quarter of fiscal 2000 increased 20% to $23.3 million from $19.4 million for the second quarter of fiscal 1999. Total revenues for the current six month period increased 1 % to $44.5 million from $44.0 million for the first six months of fiscal 1999. In the current quarter, product sales increased 11% to $20.9 million and other revenues increased 315% to $2.3 million compared to the second quarter of fiscal 1999. For the first six months of fiscal 2000, product sales decreased 2% and other revenues increased 100% compared to the same period last year.

     The increase in product sales in the current quarter is primarily due to the addition of revenues from sales of our digital x-ray products from DRC and to a lesser extent from an increase in Sahara product sales. Partially offsetting these increases was a decrease in DXA bone densitometer sales primarily due to a decrease in the total number of DXA bone densitometer product shipments through our distributors, especially to the United States primary care market including strategic alliance sales to a leasing company, and to a lesser extent to decreased unit prices. Partially offsetting these decreases in DXA sales was an increase in the number of DXA units sold through our direct sales force primarily in the United States and also in Europe. In the current quarter, we began initial shipments of our Delphi QDR series bone densitometers. Delphi provides Instant Vertebral Assessment (IVA) which permits a rapid visual interpretation of vertebral status in a clinical setting. A separate reimbursement is available for the IVA procedure in the United States. The decrease in product sales for the first six months of fiscal 2000 compared to the same period last year is due to a decrease in the total number of DXA product shipments through our distributors, especially to the United States primary care market including strategic alliance sales to a leasing company, and to a lesser extent a decrease in mini c-arm and Sahara product sales. Partially offsetting these decreases was the addition of revenues from DRC.

     The increases in other revenues for the three and six month periods is the result of the completion of the sale of a fully paid up license to Vivid for $2 million in the current quarter, partially offset by the elimination of revenues relating to medical data management services provided by our medical data management division which we sold to Synarc in June 1999.

     In the first six months of fiscal 2000, approximately 63% of product sales were generated in the United States, 26% in Europe and 11% in other international markets. In the first six months of fiscal 1999, approximately 62% of product sales were generated in the United States, 24% in Europe and 14% in other international markets. We expect that foreign sales in the current fiscal year will continue to account for a substantial portion of product sales. Continued economic and currency related uncertainty in a number of foreign countries, especially in Asia and Latin America, could reduce our future sales to these markets.

      Costs and Expenses. The cost of product sales increased as a percentage of product sales to 65% in the second quarter of fiscal 2000 from 61% in the second quarter of fiscal 1999. The cost of product sales increased as a percentage of product sales to 63% in the current six month period from 57% in the same six month period in fiscal 1999. These costs increased as a percentage of product sales primarily due to the addition in the current quarter and six month periods of manufacturing costs of approximately $2.5 million and $4.1 million, respectively, related to DRC, which has significant fixed manufacturing costs and is operating significantly below manufacturing capacity. Absent DRC, cost of product sales would have decreased to approximately 56% for the current three and six month periods. The low sales volume of digital imaging plates resulted in the under absorption of fixed manufacturing costs.

      Research and development expenses increased 53% to $4.0 million (17% of total revenues) in the current quarter from $2.6 million (14% of total revenues) in the first quarter of fiscal 1999. For the current six month period, research and development costs increased 72% to $8.8 million (20% of total revenues) from $5.1 (12% of total revenues) million for the first six months of fiscal 1999. This increase was primarily due to the acquisition of DRC which added approximately $2.3 million and $5.2 million of research and development expenses in the current quarter and six month periods, respectively. Partially offsetting the increases from the DRC acquisition is a reduction in outside consultants and the effect of cost saving initiatives enacted last year.

     Selling and marketing expenses increased 12% to $5.3 million (25% of product sales) in the current quarter from $4.7 million (25% of product sales) in the second quarter of fiscal 1999. For the current six month period, selling and marketing expenses increased 12% to $11.1 million (27% of product sales) from $10.0 million (23% of product sales) for the first six months of fiscal 1999. These increases are primarily due to selling and marketing expenses of $600,000 and $1.7 million at DRC for the current three month and six month periods, respectively, partially offset by a decrease in sales commissions primarily due to the lower sales volume in the primary care market in the United States.

      General and administrative expenses increased 67% to $4.8 million (21% of total revenues) in the current quarter from $2.9 million (15% of total revenues) in the second quarter of fiscal 1999. During the first six months of fiscal 2000, general and administrative expenses increased 54% to $7.8 million (17% of total revenues) from $5.0 million (11% of total revenues) in the first six months of fiscal 1999. These increases were primarily due to approximately $1.5 million of charges in the current quarter related to an increase in the accounts receivable reserve, additional litigation costs and employee benefit expenses, as well as the addition of general and administrative expenses of DRC . The current quarter and six month periods include $486,000 and $1.1 million, respectively, of general and administrative expenses related to DRC.

       Total costs and expenses related to DRC totaled approximately $6.0 million and $12.2 million for the three and six months ended March 25, 2000, respectively. We expect to continue to incur significant costs and expenses at DRC for the foreseeable future as efforts are placed on developing and commercializing our digital radiography systems.

     Interest Income. Interest income increased slightly to $1.0 million in the current quarter from $991,000 in the same quarter of fiscal 1999 and decreased to $1.9 million in the current six month period from $2.2 million in the comparable period in fiscal 1999. The decrease in the six month period was due to a lower investment base than in the prior year, primarily due to the use of cash for the DRC acquisition and building renovations during fiscal 1999.

      Other Expense. We incurred other expense of approximately $44,000 and $297,000, for the second quarter of fiscal 2000 and 1999, respectively. For the first six months of fiscal 2000 and 1999, we incurred other expense of $75,000 and $329,000, respectively. These expenses primarily include foreign currency transaction losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the two foreign currencies, the French Franc and the Belgian Franc, in which the subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

      Provision for Income Taxes. In fiscal 2000, we have a benefit for income taxes as a result of the current year's loss which the Company believes will be realizable in the future. Our effective tax rate was approximately 35% and 36% for the first six months of fiscal 2000 and fiscal 1999, respectively. The effective tax rate is less than the statutory tax rates due primarily to the favorable Federal and state tax treatment afforded our foreign sales corporation and the favorable state tax treatment of a portion of our interest income.

Liquidity and Capital Resources

      At March 25, 2000, working capital was approximately $78 million, and cash, cash equivalents and short-term investments totaled $56 million. The cash, cash equivalents and short-term investments balance decreased approximately $7 million from September 25, 1999 primarily due to the net loss of $5 million and payments for facility renovations. Included in other assets were marketable securities with maturities exceeding one year totaling $3 million. We finance certain sales to Latin America over a two-to-three year time-frame. At March 25, 2000, we had total accounts receivable outstanding of approximately $6 million relating to these sales, of which $500,000 were long-term and included in other assets. As of March 25, 2000, we have not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment. As a result, we increased our bad debt reserve in the second quarter. In the first six months of 2000, we purchased approximately $2 million of property and equipment, which consisted primarily of building improvements, computers and information systems equipment.

     In connection with a fee-per-scan program offered for our DXA bone densitometers, we have entered into a remarketing agreement whereby we have agreed to perform certain remarketing activities and to cover certain losses incurred by the leasing company up to 10% of the total fee-per-scan contracts funded. Under the Strategic Alliance Program, we installed approximately $60.6 million in units since 1996. As of March 25, 2000, approximately 25% of these systems were awaiting remarketing after having been returned, net of remarketed or converted units. This fee-per-scan program was terminated in February 1999. The leasing company purchased all the DXA densitometers covered under these contracts from us. We reserved for potential losses under these contracts during the fee-per-scan program term by deferring revenue of an amount approximately equal to 10% of the contracts funded, our maximum recourse under the arrangement. We are in litigation that we initiated with the leasing company through a declaratory judgement action regarding the extent of our respective obligations under this contract. The leasing company is seeking unspecified compensatory damages and other relief. We believe that the claims are groundless and are vigorously defending ourselves. Nevertheless, litigation can be expensive and time consuming. While we believe that the outcome will not have a material adverse effect on our business, we cannot guarantee the outcome of this litigation. An unfavorable outcome or prolonged litigation could materially harm our business, results of operations or financial condition.

     Except as set forth above, we do not have any significant capital commitments. We believe that existing sources of liquidity will provide adequate cash to fund our anticipated working capital and other cash needs for the foreseeable future.

Year 2000 Compliance

Hologic did not experience any difficulties related to the Year 2000 problem on December 31, 1999 and has not experienced any such difficulties that it is aware of since that date. Hologic's operations have not, to date, been adversely affected by any difficulties experienced by any of its suppliers or customers in connection with the Year 2000 problem. Hologic's management will continue to monitor its systems for potential difficulties through the remainder of calendar year 2000.

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

     Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a line of credit at the Europe Interbank Offered Rate. At March 25, 2000, our outstanding borrowings under the line of credit were approximately $400,000.

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

Item 1.   Legal Proceedings.
     No material developments.

Item 2.   Changes in Securities.
     None.

Item 3.   Defaults Upon Senior Securities.
     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Stockholders on March 7, 2000. At the meeting, a total of 13,527,508 shares or 88% of the Common Stock issued and outstanding as of the record date, were represented in person or by proxy. Set forth below is a brief description of each matter voted upon at the meetings and the voting results with respect to each matter.

     1. A proposal to elect the following seven persons to serve as members of the Company's Board of Directors for the ensuing year and until their successors are duly elected:

    Name                     For            Withheld       Abstain
    -----                    ---            --------       -------
    S. David Ellenbogen    13,421,926        105,582         0
    Irwin Jacobs           13,421,956        105,552         0
    Steve L. Nakashige     13,421,656        105,852         0
    William A. Peck        13,421,956        105,552         0
    Gerald Segel           13,421,656        105,852         0
    Jay A. Stein           13,421,900        105,608         0
    Elaine Ullian          13,421,656        105,852         0

     2. A proposal to ratify the appointment of Arthur Andersen, LLP as independent public accountants of the Company.

     For:  13,419,805     Against:  84,799    Abstain:  22,904


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








                                   Hologic, Inc.
                                   (Registrant)



May 8, 2000                   /s/ S. David Ellenbogen
---------------               ------------------------------
Date                          S. David Ellenbogen
                              Chairman and Chief Executive Officer





May 8, 2000                   /s/ Glenn P. Muir
-----------                   ------------------------------
Date                          Glenn P. Muir
                              Vice President, Finance and Treasurer
                              (Principal Financial Officer)