Form 10-Q
period 2000-07-01
HOLOGIC INC
filed 2000-08-09
CIK 859737

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC.  20549

                                   FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 JULY 1, 2000
                                               ------------

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______


Commission File Number:                        0-18281
                                               -------

                                 HOLOGIC, INC.
                                 -------------
            (Exact name of registrant as specified in its charter)

         Delaware                                         04-2902449
         --------                                         ----------
  (State of incorporation)               (I.R.S. Employer Identification No.)


               35 CROSBY DRIVE, BEDFORD,  MASSACHUSETTS   01730
               ------------------------------------------------
          (Address of principal executive offices)         (Zip Code)


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

                                                            Yes  X      No
                                                                            ----

As of August 4, 2000 15,417,424 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                        HOLOGIC, INC. AND SUBSIDIARIES

                                     INDEX


                                                              Page
                                                              ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         July 1, 2000 (unaudited) and September 25, 1999.........3

         Consolidated Statements of Operations
         Three Months and Nine Months Ended July 1, 2000
         and June 26, 1999 (unaudited)...........................4

         Consolidated Statements of Cash Flows
         Nine Months Ended July 1, 2000
         and June 26, 1999 (unaudited)...........................5

         Notes to Consolidated Financial Statements..............6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................10

Item 3.  Quantitative and Qualitative Disclosure About
         Market Risk............................................13


PART II - OTHER INFORMATION.....................................14

SIGNATURES......................................................15

                        PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                        HOLOGIC, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                     (in thousands, except per share data)
                                    ASSETS

                                                           July 1,          September 25,
                                                            2000                1999
                                                           --------           --------
CURRENT ASSETS:
 Cash and cash equivalents.................................$ 34,098           $ 36,508
Short-term investments.....................................  15,033             26,170
Accounts receivable, less reserves of $4,015 and
 $3,480, respectively......................................  26,240             28,056
Inventories................................................  21,733             17,596
Prepaid expenses and other current assets..................   2,814              6,841
                                                           --------           --------
Total current assets.......................................  99,918            115,171
                                                           --------           --------

PROPERTY AND EQUIPMENT, at cost:
 Equipment.................................................  17,188             15,981
 Furniture and fixtures....................................   3,789              3,224
 Land......................................................  10,002             10,002
 Buildings and improvements................................  30,848             28,812
 Leasehold improvements....................................     512                605
                                                           --------           --------
                                                             62,339             58,624
Less-Accumulated depreciation and amortization.............  10,480              8,154
                                                           --------           --------
                                                             51,859             50,470
                                                           --------           --------
Other assets, net..........................................  18,829             10,129
                                                           --------           --------
                                                           $170,606           $175,770
                                                           ========           ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                            July 1,          September 25,
                                                              2000               1999
                                                              ----               ----
CURRENT LIABILITIES:
 Line of credit............................................$    411           $  1,103
 Accounts payable..........................................   6,842              6,063
 Accrued expenses..........................................   9,970             10,103
 Deferred revenue..........................................  10,767              8,079
                                                           --------           --------
     Total current liabilities.............................  27,990             25,348
                                                           --------           --------
STOCKHOLDERS' EQUITY:
 Preferred Stock, $.01 Par value-
 Authorized - 1,623 shares
  Issued - none............................................      --                 --
 Common stock, $.01 par value-
 Authorized - 30,000 shares
  Issued - 15,372 and 15,303 shares, respectively..........     154                153
 Capital in excess of par value............................ 109,985            109,624
 Retained earnings.........................................  34,744             42,440
 Cumulative translation adjustment.........................  (1,803)            (1,331)
 Treasury stock, at cost, 45 shares........................    (464)              (464)
                                                           --------           --------
     Total stockholders equity............................. 142,616            150,422
                                                           --------           --------
                                                           $170,606           $175,770
                                                           ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        HOLOGIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                       Three Months Ended                Nine Months Ended
                                                       -----------------                 -----------------
                                                      July 1,       June 26,          July 1,          June 26,
                                                       2000           1999             2000              1999
                                                       ----           ----             ----              ----
REVENUES:
 Product sales...................................   $21,923          $19,303          $ 63,903          $ 62,014
 Other revenues..................................       160              705             2,726             1,987
                                                    -------          -------          --------           -------
                                                     22,083           20,008            66,629            64,001
                                                    -------          -------          --------           -------
COSTS AND EXPENSES:
 Cost of product sales............................    13,975          12,093            40,531            36,416
 Research and development.........................     3,872           3,215            12,626             8,316
 Selling and marketing............................     6,098           4,816            17,232            14,786
 General and administrative.......................     3,161           2,953            10,922             8,000
                                                    --------         -------          --------           -------
                                                      27,106          23,077            81,311            67,518
                                                    --------         -------          --------           -------
     Loss from operations.........................    (5,023)         (3,069)          (14,682)           (3,517)

Interest income...................................       888             848             2,767             3,249

Other expense.....................................        (8)           (167)              (82)             (651)
                                                    --------         -------          --------           -------
     Loss before benefit
     for income taxes.............................    (4,143)         (2,388)          (11,997)             (919)

BENEFIT FOR INCOME TAXES                              (1,500)           (855)           (4,300)             (335)
                                                    --------         -------          ---------          -------

     Net loss.....................................  $ (2,643)        $(1,533)         $ (7,697)          $  (584)
                                                    ========         =======          ========           =======

NET LOSS PER COMMON AND:
 COMMON EQUIVALENT SHARE
     Basic  and diluted earnings per share........  $   (.17)        $  (.11)         $   (.50)          $  (.04)
                                                    ========         =======          ========           =======

BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING......................................    15,327          13,841            15,302            13,515
                                                    ========         =======          ========           =======
             The accompanying notes are an integral part of these consolidated financial statements.

                        HOLOGIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)
                                                                             Nine Months Ended
                                                                             -----------------
                                                                          July 1,          June 26,
                                                                           2000              1999
                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...........................................................    $  (7,697)       $      (584)
 Adjustments to reconcile net loss to net cash provided by
 operating activities-
     Depreciation and amortization..................................        3,111              2,086
     Compensation expense related to issuance of stock options......           37                192
     Change in deferred tax asset                                          (4,990)                 --
     Changes in assets and liabilities-
       Accounts receivable..........................................        2,313              1,192
       Inventories..................................................       (4,137)             3,759
       Prepaid expenses and other current assets....................        4,089                211
       Accounts payable.............................................          779               (757)
       Accrued expenses.............................................         (133)            (2,202)
       Deferred revenue.............................................        2,689               (188)
                                                                        ---------        -----------
         Net cash (used in) provided by operating activities........       (3,939)              3,709
                                                                        ---------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of held-to-maturity investments..........................      (19,879)           (32,277)
 Sales and maturities of held-to-maturity investments...............       31,182             38,361
 Acquisition of Direct Radiography Corporation......................           --             (8,218)
 Purchases of property and equipment................................       (3,900)            (8,187)
 Increase in other assets...........................................       (4,920)              (201)
                                                                        ---------        -----------
         Net cash provided by (used in) investing activities........        2,483            (10,522)
                                                                        ---------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in line of credit.....................................         (692)            (2,708)
 Issuance of common stock pursuant to options and employee stock
   purchase plan, including tax benefit.............................          264                207
                                                                        ---------        -----------
 Net cash used in financing activities..............................         (428)            (2,501)
                                                                        ---------        -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.............................         (526)              (735)
                                                                        ---------        -----------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS...................................................       (2,410)           (10,048)
 CASH AND CASH EQUIVALENTS, beginning of period.....................       36,508             48,423
                                                                        ---------        -----------
 CASH AND CASH EQUIVALENTS, end of period...........................    $  34,098        $    38,376
                                                                        =========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for income taxes....................    $     167        $     2,500
                                                                        =========        ===========
Cash paid during the period for interest............................    $      25        $        94
                                                                        =========        ===========

Acquisition of Direct Radiography Corporation in 1999:
 Fair value of assets acquired......................................    $      --        $    23,668
 Liabilities assumed................................................           --             (1,522)
 Cash paid..........................................................           --             (7,216)
 Acquisition costs incurred.........................................           --             (1,002)
                                                                        ---------        -----------
 Fair value of stock issued.........................................    $      --        $    13,929
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

     The consolidated balance sheet as of July 1, 2000, the consolidated statements of operations for the three months and nine months ended July 1, 2000 and June 26, 1999 and the consolidated statements of cash flows for the nine months ended July 1, 2000 and June 26, 1999, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The quarterly and year-to-date periods ended July 1, 2000 consisted of 14 weeks and 40 weeks, respectively, which is one week more than the comparable periods in the previous year.

     The results of operations for the three months and nine months ended July 1, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2000.


(2)  ACQUISITION

     On June 3, 1999, the Company acquired Direct Radiography Corp. (DRC) and the building in which DRC conducted its operations for an aggregate $21,901, including acquisition costs. The Acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the results of the operations of DRC have been included in the accompanying consolidated financial statements from the date of acquisition.

     Unaudited pro forma operating results for the Company, assuming the Acquisition of DRC occurred on September 26, 1998 are as follows:

                                       Three Months Ended      Nine Months Ended
                                       ------------------      -----------------
                                          June 26, 1999           June 26, 1999
                                       ------------------      -----------------

Net sales.............................        $20,614                $66,372
Net loss..............................        $(3,211)               $(5,951)
Basic and diluted net loss per share..        $ (0.21)               $ (0.40)

(3)  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                              July 1,            September 25,
                                               2000                  1999
                                               ----                  ----

Raw materials and work-in-process.......     $13,433               $11,024
Finished goods..........................       8,300                 6,572
                                             -------               -------
                                             $21,733               $17,596
                                             =======               =======

     Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(4)  PATENT ACQUISITION

     In April 2000, the Company acquired certain intellectual property to be incorporated into certain of its products for $1.5 million. The intellectual property is being amortized to operations on a straight-line basis over ten years. Additionally, the Company is committed to pay an additional $500,000 to the seller upon delivery of a prototype system by the seller.

(5)  EARNINGS PER SHARE

     Diluted weighted average shares outstanding do not include 1,719 and 1,774 common-equivalent shares for the three months and nine months ended July 1, 2000, respectively, and 1,596 and 1,099 common equivalent shares for the three months and nine months ended June 26, 1999, respectively, as their effect would have been anti-dilutive.

(6)  Concentration of Credit Risk

     The Company finances certain sales to Latin America over a two-to-three year time-frame. At July 1, 2000, the Company had total accounts receivable outstanding of approximately $5,120 relating to these sales, of which $520 were long-term and included in other assets. As of July 1, 2000, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

(7)  COMPREHENSIVE LOSS

Statement of Financial Accounting Standards No.130, Reporting Comprehensive Income established standards for reporting and display of comprehensive loss and its components in the financial statements. The Company's only item of other comprehensive loss relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.

A reconciliation of comprehensive loss is as follows:

                                                Three Months Ended           Nine Months Ended
                                                ------------------           -----------------
                                             July 1,       June 26,        July 1,       June 26,
                                              2000           1999           2000           1999
                                              ----           ----           ----           ----
Net loss as  reported......................  $ (2,643)     $ (1,533)       $ (7,697)    $   (584)
Foreign currency translation adjustment....      (121)         (219)           (472)        (758)
                                             --------      --------        --------     --------
Comprehensive loss.........................  $ (2,764)     $ (1,752)       $ (8,169)    $ (1,342)
                                             ========      ========        ========     ========

(8)  Business Segments and Geographic Information

     Segment information for the three months and nine months ended July 1, 2000 and June 26, 1999 is as follows:


                                                             Three Months Ended                       Nine Months Ended
                                                             ------------------                       -----------------
                                                           July 1,         June 26,                July 1,        June 26,
                                                            2000             1999                   2000            1999
                                                            ----             ----                   ----            ----
Total revenues-
Bone Assessment                                           $ 16,657        $ 16,212                $ 50,295        $ 52,734
Mini C-Arm Imaging                                           3,961           3,623                  10,723          11,094
Digital Imaging                                              1,465             173                   5,611             173
                                                          --------        --------                --------        --------
                                                          $ 22,083        $ 20,008                $ 66,629        $ 64,001
                                                          ========        ========                ========        ========
Operating income (loss)-
Bone Assessment                                           $    221        $ (1,974)               $   (541)       $ (3,305)
Mini C-Arm Imaging                                              16             182                     357           1,065
Digital Imaging                                             (5,260)         (1,277)                (14,498)         (1,277)
                                                          --------        --------                --------        --------
                                                          $ (5,023)       $ (3,069)               $(14,682)       $ (3,517)
                                                          ========        ========                ========        ========
Net income (loss)-
Bone Assessment                                           $    633        $   (811)               $  1,504        $    349
Mini C-Arm Imaging                                              23             105                     191             592
Digital Imaging                                             (3,299)           (827)                 (9,392)           (827)
                                                          --------        --------                --------        --------
                                                          $ (2,643)       $ (1,533)               $ (7,697)       $   (584)
                                                          ========        ========                ========        ========
Depreciation and amortization-
Bone Assessment                                           $    786        $    618                $  2,219        $  1,749
Mini C-Arm Imaging                                              48              65                     168             182
Digital Imaging                                                342             155                     724             155
                                                          --------        --------                --------        --------
                                                          $  1,176        $    838                $  3,111        $  2,086
                                                          ========        ========                ========        ========
Capital expenditures-
Bone Assessment                                           $  1,257        $     11                $  2,237        $  7,421
Mini C-Arm Imaging                                              14              96                     138             755
Digital Imaging                                                586              11                   1,525              11
                                                          --------        --------                --------        --------
                                                          $  1,857        $    118                $  3,900        $  8,187
                                                          ========        ========                ========        ========

                                                          July 1,         September 25,
                                                           2000               1999
                                                          -----               ----
Identifiable assets-
Bone Assessment                                           $141,996        $137,835
Mini C-Arm Imaging                                          17,323          17,280
Digital Imaging                                             11,287          20,655
                                                          --------        --------
                                                          $170,606        $175,770
                                                          ========        ========

Export sales from the United States to unaffiliated customers primarily in Europe, Asia and Latin America during the three months and nine months ended July 1, 2000 totaled approximately $4,834 and $17,389, respectively; and for the three months and nine months ended June 26, 1999 totaled approximately $5,002 and $18,289, respectively.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

     Export product sales as a percentage of total product sales are as follows:


                                                        Three Months Ended               Nine Months Ended
                                                     July 1,          June 26,         July 1,         June 26,
                                                      2000              1999            2000             1999
                                                      ----              ----            ----             ----
     Europe                                           17%               25%             23%              24%
     Asia                                              5                 9               7                8
     All others                                        7                 4               5                6
                                                     ----              ----            ----             ----
                                                      29%               38%             35%              38%
                                                     ====              ====            ====             ====

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

(10) NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Hologic does not anticipate that the adoption of this statement will have a material impact on its financial position or results of operations.

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

     Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, was
issued in December 1999.   On March 24, 2000, the SEC deferred implementation of
SAB 101 until the second calendar quarter of 2000, and on June 26, 2000, implementation was further deferred until the fourth quarter of calendar 2000. The Company is required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, no later than the fourth quarter of fiscal 2001. The Company is still in the process of evaluating the impact this bulletin will have on the consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

                        HOLOGIC, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS

     Our results of operations have and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including the Company's ability to integrate the operations of Direct Radiography Corp. (DRC) successfully; the unproven nature of the markets for digital X-ray products; the Company's ability to predict accurately the demand for its products in these emerging markets and to develop strategies to address these markets successfully; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks and delays; the Company's reliance on one or only a limited number of suppliers for some key components or subassemblies of its Direct Radiography products; the Company's dependence on third party distributors to commercialize its Direct Radiography products; risks related to the discontinuance of placements of new bone densitometers under the Company's strategic alliance program, and Hologic's remarketing obligations and associated litigation under that program; technical innovations that could render products marketed or under development by Hologic obsolete; competition; reimbursement policies for bone density testing and vertebral fracture assessment; and regulatory approval and market acceptance of drug therapies for osteoporosis.

     The following discussion and analysis of the results of operations reflect that i) the results of DRC are included for the entire current three and nine month periods ended July 1, 2000 and only the results from the acquisition date, June 3, 1999, through June 26, 1999 are included in the three and nine month periods ended June 26, 1999 and ii) our fiscal year 2000 is a 53 week year and the current three month period includes the results of operations for 14 weeks compared to the usual 13 weeks.

     Revenues. Total revenues for the third quarter of fiscal 2000 increased 10% to $22.1 million from $20.0 million for the third quarter of fiscal 1999. Total revenues for the current nine month period increased 4% to $66.6 million from $64.0 million for the first nine months of fiscal 1999. In the current quarter, product sales increased 14% to $21.9 million and other revenues decreased 77% to $160,000 compared to the third quarter of fiscal 1999. For the first nine months of fiscal 2000, product sales increased 3% and other revenues increased 37% compared to the same period last year.

     The increase in product sales in the current quarter is primarily due to an increase in revenues from sales of our digital x-ray products from DRC and to a lesser extent from an increase in mini c-arm and DXA product sales. The increase in digital x-ray sales is primarily due to an increase in the number of digital array shipments and digital system installations. The increase in DXA sales was primarily due to an increase in the number of DXA units sold through our direct sales force primarily in the United States, partially offset by a decrease in the total number of DXA bone densitometer product shipments through our distributors, especially to the United States primary care market including strategic alliance sales to a leasing company. In the current quarter, we had our first full quarter of shipments of our Delphi QDR series bone densitometers. Delphi provides Instant Vertebral Assessment (IVA) which permits a rapid visual interpretation of vertebral status in a clinical setting. A separate reimbursement is available for the IVA procedure in the United States. The increase in product sales for the first nine months of fiscal 2000 compared to the same period last year is primarily due to an increase in revenues from DRC and an increase in the number of DXA units sold through our direct sales force primarily in the United States and increased service revenues. Partially offsetting these increases was a decrease in the total number of DXA product shipments through our distributors, especially to the United States primary care market including strategic alliance sales to a leasing company, and to a lesser extent, a slight decrease in mini c-arm and Sahara product sales.

     The decrease in other revenues for the current quarter is primarily do to
i) the elimination of royalty revenues as a result of the sale of a fully paid up license to Vivid in the second quarter of fiscal 2000, ii) the elimination of revenues relating to medical data management services provided by our medical data management division which we sold to Synarc in June 1999 and iii) a decrease in additional fee-per-scan revenues. The increase in other revenues for the current nine month period compared to the same period last year is the result of the sale of a fully paid up license to Vivid for $2 million in the second quarter of fiscal 2000, partially offset by the elimination of revenues relating to medical data management services.

     In the first nine months of fiscal 2000, approximately 65% of product sales were generated in the United States, 23% in Europe and 12% in other international markets. In the first nine months of fiscal 1999, approximately 62% of product sales were generated in the United States, 24% in Europe and 14% in other international markets. We expect that foreign sales in the current fiscal year will continue to account for a substantial portion of product sales. Continued economic and currency related uncertainty in a number of foreign countries, especially in Asia and Latin America, could reduce our future sales to these markets.

     Costs and Expenses. The cost of product sales increased as a percentage of product sales to 64% in the third quarter of fiscal 2000 from 63% in the third quarter of fiscal 1999. The cost of product sales increased as a percentage of product sales to 63% in the current nine month period from 59% in the same nine month period in fiscal 1999. These costs increased as a percentage of product sales primarily due to the increase in manufacturing costs of approximately $2.0 million and $6.1 million, in the current quarter and nine month periods, respectively, related to DRC which has significant fixed manufacturing costs and is operating significantly below manufacturing capacity. The low sales volume of digital imaging plates resulted in the under absorption of fixed manufacturing costs. Absent DRC, cost of product sales would have decreased to approximately 57% for the current three and nine month periods.

     Research and development expenses increased 20% to $3.9 million (18% of total revenues) in the current quarter from $3.2 million (16% of total revenues) in the third quarter of fiscal 1999. For the current nine month period, research and development costs increased 52% to $12.6 million (19% of total revenues) from $8.3 million (13% of total revenues) for the first nine months of fiscal 1999. This increase was primarily due to the acquisition of DRC which added approximately $1.8 million and $7.1 million of research and development expenses in the current quarter and nine month periods, respectively. Partially offsetting the increases from the DRC acquisition is a reduction in outside consultants and the effect of cost saving initiatives enacted last year.

     Selling and marketing expenses increased 27% to $6.1 million (28% of product sales) in the current quarter from $4.8 million (25% of product sales) in the third quarter of fiscal 1999. For the current nine month period, selling and marketing expenses increased 17% to $17.2 million (27% of product sales) from $14.8 million (24% of product sales) for the first nine months of fiscal 1999. These increases are primarily due to additional selling and marketing expenses of $600,000 and $2.4 million at DRC for the current three month and nine month periods, respectively, partially offset by a decrease in sales commissions primarily due to the lower sales volume in the primary care market in the United States.

     General and administrative expenses increased 7% to $3.2 million (14% of total revenues) in the current quarter from $3.0 million (15% of total revenues) in the third quarter of fiscal 1999. During the first nine months of fiscal 2000, general and administrative expenses increased 37% to $10.9 million (17% of total revenues) from $8.0 million (13% of total revenues) in the first nine months of fiscal 1999. The increase in the current quarter compared to the same period last year is primarily due to the incremental expenses of DRC partially offset by lower bad debt expense. The increase in the first nine months of fiscal 2000 compared to the same period last year is primarily due to approximately $1.5 million of charges in the second quarter of fiscal 2000 related to an increase in the accounts receivable reserve, additional litigation costs and employee benefit expenses, as well as the addition of general and administrative expenses of DRC. The current quarter and nine month periods include $500,000 and $1.6 million, respectively, of general and administrative expenses related to DRC compared to $120,000 for the same periods last year.

     Total costs and expenses related to DRC totaled approximately $5.6 million and $17.8 million for the three and nine months ended July 1, 2000, respectively, compared to $1.5 million for the three and nine month periods ended June 26, 1999. We expect to continue to incur significant costs and expenses at DRC for the foreseeable future as efforts are placed on developing and commercializing our digital radiography systems.

     Interest Income. Interest income increased slightly to $888,000 in the current quarter from $848,000 in the same quarter of fiscal 1999 and decreased to $2.8 million in the current nine month period from $3.2 million in the comparable period in fiscal 1999. The slight increase in the current quarter is due to a higher interest rate on a lower investment base compared to the same period last year. The decrease in the nine month period was due to a lower investment base than in the prior year, primarily due to the use of cash for the DRC acquisition and building renovations during fiscal 1999.

     Other Expense. We incurred other expense of approximately $8,000 and $167,000 for the third quarters of fiscal 2000 and 1999, respectively. For the first nine months of fiscal 2000 and 1999, we incurred other expense of $82,000 and $651,000, respectively. These expenses primarily include foreign currency transaction losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the two foreign currencies, the French Franc and the Belgian Franc, in which the subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

     Benefit for Income Taxes. In fiscal 2000, we have a benefit for income taxes as a result of the current year's loss which the Company believes will be realizable in the future.

LIQUIDITY AND CAPITAL RESOURCES

     At July 1, 2000, working capital was approximately $72 million, and cash, cash equivalents and short-term investments totaled $49 million. The cash, cash equivalents and short-term investments balance decreased approximately $14 million from September 25, 1999 primarily due to the net loss of approximately $8 million and payments for property, equipment and patents. Our use of cash also included an increase in inventory of approximately $4 million primarily due to an increase in raw materials and finished goods related to DRC and to a lesser extent to finished DXA units. Included in other assets were marketable securities with maturities exceeding one year totaling $3 million. We finance certain sales to Latin America over a two-to-three year time-frame. At July 1, 2000, we had total accounts receivable outstanding of approximately $5 million relating to these sales, of which approximately $500,000 were long-term and included in other assets. As of July 1, 2000, we have not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment. In the first nine months of 2000, we purchased approximately $4 million of property and equipment, which consisted primarily of building improvements, computers and information systems equipment.

     In connection with a fee-per-scan program offered for our DXA bone densitometers, we have entered into a remarketing agreement whereby we have agreed to perform certain remarketing activities and to cover certain losses incurred by the leasing company up to 10% of the total fee-per-scan contracts funded. Under the Strategic Alliance Program, we installed approximately $60.6 million in units since 1996. As of July 1, 2000, approximately 23% of these systems were awaiting remarketing after having been returned, net of remarketed or converted units. This fee-per-scan program was terminated in February 1999. The leasing company purchased all the DXA densitometers covered under these contracts from us. We reserved for potential losses under these contracts during the fee-per-scan program term by deferring revenue of an amount approximately equal to 10% of the contracts funded, our maximum recourse under the arrangement. We are in litigation that we initiated with the leasing company through a declaratory judgement action regarding the extent of our respective obligations under this contract. The leasing company is seeking unspecified compensatory damages and other relief. We believe that the claims are groundless and are vigorously defending ourselves. Nevertheless, litigation can be expensive and time consuming. While we believe that the outcome will not have a material adverse effect on our business, we cannot guarantee the outcome of this litigation. An unfavorable outcome or prolonged litigation could materially harm our business, results of operations or financial condition.

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

     Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a line of credit at the Europe Interbank Offered Rate. At July 1, 2000, our outstanding borrowings under the line of credit were approximately $400,000.

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



                                          Hologic, Inc.
                                          (Registrant)



August 09, 2000                      /s/ S. David Ellenbogen
---------------                      -----------------------
Date                                 S. David Ellenbogen
                                     Chairman and Chief Executive Officer



August 09, 2000                      /s/ Glenn P. Muir
---------------                      -----------------------
Date                                 Glenn P. Muir
                                     Vice President, Finance and Treasurer
                                     (Principal Financial Officer)