Form 10-K405
period 2000-09-30
HOLOGIC INC
filed 2000-12-22
CIK 859737

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:     September 30, 2000
                               ------------------
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:     0-18281
                            -------

                                 Hologic, Inc.
                                 -------------
            (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                          04-2902449
         --------                                          ----------
(State or Other Jurisdiction of                          (IRS Employer
 Incorporation or Organization)                       Identification No.)

                35 Crosby Drive, Bedford, Massachusetts  01730
                ----------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

                                (781) 999-7300
                                --------------
             (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant     Common Stock, $.01 par value
 to Section 12(g) of the Act:      Rights to Purchase Common Stock

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. X
     ---

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of December 19, 2000 was $86,787,416 based on the price of the last reported sale on the Nasdaq National Market System on that date.

As of December 19, 2000 there were 15,428,874 shares of the registrant's Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the registrant's annual meeting of stockholders scheduled to be held on March 6, 2001 (Part III: Items 10, 11, 12 and 13).

Introductory Statement

     We have made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include statements of our plans, objectives, expectations and intentions. Also, when we use words such as "may," "will," "should," "could," "would," "expects," "anticipates," "believes," "plans," "intends," "estimates," "is being" or "goal" or other variations of these terms or comparable terminology, we are making forward-looking statements. These statements, which include statements relating to the timing and availability of products under development, our ability to market such products once developed, the anticipated growth or expansion of the markets for our products, expectations regarding our integration and plans for our recently acquired businesses and other matters that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. You should note that many factors could affect our future financial results and could cause these results to differ materially from those expressed in our forward-looking statements. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 7 below as well as those discussed elsewhere in this report.

                                    Part I

Item 1.   Business

     We are a leading developer, manufacturer and supplier of bone densitometers, mammography and breast biopsy devices and direct-to-digital X-ray systems. We also develop, manufacture and supply other X-ray based imaging systems. These products are generally targeted to address women's healthcare and general radiographic applications.

     We develop, manufacture and market X-ray bone densitometers and ultrasound bone analyzers that address the market for osteoporosis prevention and treatment -- a key element of women's healthcare. Our Quantitative Digital Radiography
(QDR) X-ray bone densitometers are used for the precise measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases. Our systems are used by more leading medical schools, universities and osteoporosis opinion leaders than any other bone densitometer.

     Direct Radiography Corp., one of our wholly owned subsidiaries, provides dose-efficient, high productivity direct-to-digital X-ray image capture systems for the medical and nondestructive testing markets. The Direct Radiography proprietary flat panel technology, DirectRay, converts X-ray energy directly into electrical signals. This technology produces radiographic images in seconds that can be electronically displayed, transferred and stored, including in hospital Picture, Archive and Communication Systems, known as PACs. We offer DirectRay digital technology as fully integrated radiographic systems, as an image capture upgrade for X-ray equipment and as a digital component for original equipment manufacturers to incorporate into their own products.

     In September 2000, we significantly expanded our product breadth through the acquisition of substantially all of the business and assets of the United States operations of Trex Medical Corporation. The principal businesses acquired included Trex Medical's Lorad mammography and breast biopsy operations, and its general radiography operations. Trex Medical was a leading developer, manufacturer and supplier of mammography and breast biopsy systems. These systems incorporate patented technology that provides high quality contrast and resolution. We plan to combine our DirectRay technology with our Lorad and other Trex Medical imaging products to develop new digital X-ray technology platforms.

     FluoroScan Imaging Systems, Inc., another of our wholly owned subsidiaries, develops, manufactures and sells low intensity, real time mini c-arm X-ray imaging devices that address a trend towards minimally invasive surgery. These systems provide surgeons with high-resolution images at radiation levels and at a cost well below those of conventional X-ray and fluoroscopic equipment.

     We were incorporated in Massachusetts in October 1985 and reincorporated in
Delaware in March 1990.   Unless the context otherwise requires, references to
us, Hologic or our company refer to Hologic, Inc. and each of its consolidated
subsidiaries.   We view our operations and manage our business in four principal operating segments: bone assessment products, mini c-arm imaging products, direct-to-digital imaging products, and mammography and general radiography products. We have provided financial information concerning these segments in
Note 12 of the Notes to our Consolidated Financial Statements included in this report.

     The Hologic logo is one of our service marks. QDR, ACCLAIM, Sahara, EPEX, RADEX and Lorad are our registered trademarks. QDR 4000, QDR 4500, QDR 4500A, QDR 4500SL, QDR 4500W, QDR 4500C, Delphi, FluoroScan, Premier, OfficeMate, FluoroScan Imaging Systems, DirectRay, DR1000C, Elite, MultiCare, HTC, Automatic Internal Reference System, Instant Vertebral Assessment, and Direct Radiography are other trademarks that we own. We license the trademark Profile from Technix SpA.

Bone Assessment Products

     Overview

     Osteoporosis is a condition characterized by reduced bone density that leads to an increased risk of fractures. According to the National Osteoporosis Foundation, approximately 28 million Americans, 80% of whom are women, and approximately 250 million people worldwide, suffer from osteoporosis. Osteoporosis typically develops silently over a period of years, eventually progressing to a point where a fracture can easily occur, causing pain and disability. The post-menopausal female population has the highest incidence of osteoporosis and the highest rate of loss of quality of life and mortality due to osteoporosis.

     Pharmaceutical companies are investing considerable resources in the development of new drug therapies to treat osteoporosis, and in marketing initiatives designed to increase the awareness that osteoporosis is treatable. As a result of the recent introduction of new therapies to treat and prevent osteoporosis, industry sources report that the market for osteoporosis therapies has grown to over $2 billion annually. Several of these new drugs have demonstrated that they may be able to slow down or even reverse bone loss in patients suffering from osteoporosis or at risk of suffering from the disease. While osteoporosis is often thought to be an inevitable and untreatable consequence of aging, we believe that the recent development and introduction of new drug therapies, the aging of the population, and an increased focus on women's health issues and preventive medical practices has created a growing awareness among patients and physicians that osteoporosis is treatable.

     In 1987 we introduced the first bone densitometer incorporating dual-energy X-ray absorptiomety technology, referred to as DXA. The most advanced DXA systems can be used to measure the bone density of the whole body, or any specific site within the body, including the most important fracture sites of the hip or spine. As a result of their precision and versatility, DXA systems have become the predominant means of evaluating low bone density before fractures occur and monitoring changes in a patient's bone density in response to therapies.

     In addition to low bone density, the presence of a spine fracture is an important indicator of the risk of a future fracture. Numerous studies have determined that patients with a single spine fracture have four to five times the risk of future spine fracture and twice the risk of future hip fracture. However, fractures of the spine are often difficult to diagnose in the course of typical clinical evaluation, because the most prevalent fractures do not have symptoms. As a result, it is estimated that only about one in four spine fractures are recognized clinically. In November 1999, we introduced our Delphi QDR series bone densitometers, which are capable of providing a combination of bone mineral density assessment and spine fracture assessment. We believe that these systems have improved the clinician's ability to accurately target therapy to treat and prevent osteoporosis. In March 2000, we began commercial shipments of Delphi.

     The use of ultrasound for bone assessment has concentrated mainly on using the heel as a measuring site. Clinical trials of ultrasound systems have indicated a significant association of low ultrasonic bone measurements of the heel and the risk of fracture. Major advantages of ultrasound examination are the complete absence of radiation and the small size and low cost of the equipment. Ultrasound devices do not use X-rays in making their measurements and therefore do not require X-ray licensing or registered operators. However, because ultrasound bone measurements currently are not as precise as X-ray and other measurements, they are less reliable for continued monitoring of small changes in bone density or for assessing the response to therapies. In addition, they are generally limited to measurements at peripheral sites, not the more important spine or hip fracture sites. Accordingly, we believe that ultrasound systems are being used predominantly as a low cost initial screening or diagnostic tool and not as a patient monitoring tool.

     Products

     Our bone assessment products include a family of QDR X-ray bone densitometers and the Sahara Clinical Bone Sonometer, an ultrasound device that assesses the bone density of the heel.

     QDR X-Ray Bone Densitometers.   Since our first commercial shipment of a
DXA system in October 1987, we have sold more than 8,200 DXA systems. We believe that advantages of our DXA systems include high precision, low patient radiation exposure equivalent to 1/10th of a conventional chest X-ray, a relatively fast scanning time, low operating cost, no radioactive source and the ability to measure bone density of the most important fracture sites, the spine and hip. Our studies and those of independent investigators have demonstrated that the systems can detect a change in spine bone density with a precision error of less than 1%.

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

     In November 1999, we introduced our Delphi QDR Series bone densitometer. The Delphi offers physicians the ability to simultaneously assess two of the strongest risk factors for osteoporotic fracture: existing fractures of the spine and low bone density. Using high-resolution fan beam X-ray imaging technology, Delphi provides instant vertebral assessment, permitting rapid visual inspection of the spine in a clinical setting. The combination of bone mineral density assessment and spine fracture assessment improves the clinician's ability to accurately target therapy to those who can benefit most. In March 2000, we began commercial shipments of Delphi.

     In addition to instant vertebral assessment, our Delphi QDR series of bone densitometers offers rapid scanning and high-resolution imaging using the latest available fan beam and high density, solid-state multi-detector array technology. These systems are built in modular configurations that allow customers to add new features and capabilities, while protecting their investment in the equipment and patient data. During fiscal 2000, two systems from the Delphi series were available; the Delphi C and Delphi W. At the November 2000 annual meeting of the Radiological Society of North America, we introduced the more advanced Delphi SL and Delphi A systems.

     We also continue to offer our customers four versions of the ACCLAIM series: the QDR 4500A, the QDR 4500SL, the QDR 4500W and the QDR 4500C clinical bone densitometer. As with the Delphi, these systems are built in modular configurations that allow customers to add new features and capabilities. These systems do not offer the instant vertebral assessment capability offered by the Delphi systems.

     An important feature of the Delphi A and SL and ACCLAIM A and SL systems is their ability to perform lateral, side-to-side scans of the lower spine, without turning the patient on her side, in addition to the back-to-front measurements. The Delphi and ACCLAIM A and SL systems are capable of producing high quality images of the spine, lateral spine, hip and other skeletal sites. The scan arm allows for multiple scan views without patient repositioning. The images produced can be combined with capabilities that enable the dimensions of the spine to be determined with a radiation dose approximately ten to 100 times lower than that of conventional chest X-rays. By using either of the A or SL Delphi and ACCLAIM systems, high-quality lateral images of the entire spine can be obtained in as little as ten seconds.

     Our QDR 4000 pencil beam bone densitometer combines the reliability and economy of our DXA bone densitometers with a unique package of value-added applications that provide physicians with bone density measurements of the hip, spine and forearm. The QDR 4000 is targeted at the price-sensitive segment of the market.

     Ultrasound. We developed an enhanced dry ultrasound bone analyzer, called Sahara, that assesses the bone density of the heel. At the time of our introduction of this device, other ultrasound bone analyzers required the patient to place her foot in water. The use of water requires cumbersome plumbing and cleaning mechanisms to be incorporated in the system. We believe that ultrasound systems represent a relatively low cost, compact, easy-to-use, non-ionizing, measurement technique to assist in the initial diagnosis of osteoporosis.

C-arm Imaging Products

     Overview

     We manufacture and distribute the FluoroScan Imaging System, a low intensity, real-time mini c-arm X-ray imaging device which provides high resolution images at radiation levels and at a cost well below those of conventional X-ray and fluoroscopic equipment. These mini c-arm systems are used primarily by orthopedic surgeons to perform minimally invasive surgical procedures on a patient's extremities, such as the hand, wrist, knee, foot and ankle. We have also begun to distribute the Profile, a 9 inch screen mobile standard c-arm imaging system. Standard c-arm systems are used for orthopedic care and surgical procedures, pain management and general surgical procedures.

     We believe that trends in the healthcare industry could broaden the use of mini c-arms from the hospitals and surgery centers to private orthopedic and podiatric physician groups. Some of these trends include:

     . the emergence of technology that enables minimally invasive procedures and therapies;
     . the increase in the number of office-based procedures and examinations as a result of efforts to contain healthcare costs; and
     . the development of new treatments and pharmaceuticals such as synthetic bone materials that are facilitated by the use of a mini c-arm to perform minimally invasive procedures.

     We also believe that the demand for mobile c-arm imaging systems in hospital settings could increase due to:

     . advances in minimally invasive surgeries, particularly in vascular, cardiac and neurology procedures;
     .    increase in outpatient imaging;
     . advances in technology, particularly with image quality and image archiving;
     .    advances in biotechnology, especially in hip and knee procedures;
     .    relative value of mobile c-arms compared to full radiology rooms;
     .    increasing population age with attendant orthopedic complications; and
     .    growth in pain management.

     Products

     Mini C-arm

     Our offering of mini c-arm products includes the OfficeMate and the Premier product lines. OfficeMate uses a ''night vision'' intensifier. The intensifier allows the systems to produce high resolution readily viewable images by using a small amount of radiation, converting it to visible light and amplifying it approximately 50,000 times. The same night vision intensifier, as used by the military, allows clear views of a battlefield at night by amplifying small amounts of light. Advantages of these FluoroScan systems over conventional X-ray imaging devices, such as c-arms, image intensifiers and fluoroscopy equipment, include a substantial reduction of radiation to the patient and of scatter radiation to the surgeon and other operating room personnel, a cost of approximately one-third of the cost of a conventional c-arm, and mobility.

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

     Premier. We introduced the Premier mini c-arm system in August 1998. The Premier's .085 mm focal spot X-ray tube, currently the smallest in the mini c-arm industry, provides clear resolution and detailed images on a six-inch field of view. The Premier's mini c-arm is designed to rotate 360 degrees easily. The Premier also features:

     . readily accessible surgeon-centered controls on the c-arm, which make both assisted and unassisted operation much easier;
     .    a compact design;
     . dual video channels that allow a surgeon to display different views of the anatomy for side-by-side comparison;
     .    four image buffer memories for instant recall of previous images;
     .    permanent storage of up to 4,000 full resolution digital images; and
     . built-in video and Ethernet connections that allow the user to output images to a printer or workstation, send to or receive from remote work stations, or record, review and archive images using existing Windows NT or hospital Picture, Archive and Communication Systems, known as PACS.

We believe that the combination of advanced technical features and ease-of-use has made the Premier attractive to hospitals, surgery centers, orthopedic group practices and private physician offices.

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

     Standard C-arm

     In order to leverage our FluoroScan sales force and associated distribution capability, we distribute Profile, a 9" mobile c-arm imaging system for complete orthopedic, pain management and general surgery applications. This system is manufactured by Technix SpA of Italy. We are the exclusive worldwide distributor of Profile and our distribution agreement with Technix is renewable in three years.

Direct-to-Digital Imaging Products

     Overview

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

     Digital imaging technologies, such as computed tomography, known as CT, ultrasound and nuclear medicine, gained acceptance in the 1970s as alternatives to conventional X-ray film. In the 1980s, magnetic resonance imaging, known as MRI, and other technologies furthered the trend toward digital imaging. Even so, an estimated 65% of all X-ray diagnostic examinations are still performed using X-ray film.

     Initial efforts to integrate conventional radiography into the digital environment have resulted in less than optimal compromises. These compromises, which include film digitizers, phosphor-based computed radiography systems and the digital conversion of video outputs, use indirect conversion processes that first convert X-ray energy into light and then light into electrical signals. In addition to requiring work by technologists, we believe that the use of indirect conversion processes degrades the image quality.

     The recent emergence of direct-to-digital imaging technology that converts X-rays directly into electronic digital signals has provided the means to address the problems associated with the earlier digital techniques by avoiding the intermediate conversion process. We believe that direct-to-digital technology can allow rapid access to digital images while providing an image quality which exceeds that of film-based X-ray systems as well as computed radiographic and other systems that use an indirect conversion process.

     We further believe that trends in the healthcare industry will increase the demand for direct-to-digital technologies. These technologies address the trend towards decentralization of healthcare, allowing diagnostic images to be captured in an outpatient setting and delivered electronically for interpretation throughout the provider's computer network. The capture of diagnostic images in digital format should enable hospitals to share patient data and allow radiologists to confer more easily regarding diagnoses. Patient images can be transmitted electronically to any location without compromising image quality. A direct-to-digital system can further enhance productivity by eliminating costs associated with the handling and development of film. Direct-to-digital technologies should also benefit from the increasing installation of hospital Picture, Archive and Communication Systems, known as PACS, to store X-ray images electronically and replace costly film archiving systems.

     Products

     In June 1999, we acquired Direct Radiography Corp. Direct Radiography Corp, now a wholly owned subsidiary, has developed patented flat panel direct-to-digital imaging technology, which we call DirectRay. This technology allows X-ray processing to occur without the need for conventional X-ray film. With this technology, direct-to-digital systems and products can produce radiographic images in a matter of seconds and then electronically display, transfer and store these images in a computer.

     The DirectRay panel uses an X-ray semiconductor material, amorphous selenium, to directly capture X-rays and convert them into electronic digital signals. Unlike conventional film and indirect-conversion digital technologies, these direct-to-digital detectors do not require the use of intensifying screens, intermediate steps or additional processes to capture and convert the incident X-ray energy. We believe this direct-to-digital conversion process produces superior quality images when compared to other competitive technologies such as computed radiography systems and conventional screen film systems.

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

     . EPEX and RADEX. We have developed two new integrated direct-to-digital general radiography systems. The EPEX system is a high-end system that permits a full range of general radiography examinations. The RADEX system is a simpler general radiography system designed with need for flexibility as required by outpatient departments. Commercial shipments of the RADEX began in April 2000 and shipments of the EPEX began in July 2000.

     . DR1000C. The DR1000C is a dedicated chest radiography system. The system is configured to provide a wide range of vertical motion, allowing upright chest radiography of most patients, ranging from a small child to a large adult.

     . Inverse Topography. Inverse Topography, known as IT, is a software application that we introduced at the annual meeting of the Radiological Society of North America in November 2000. IT capitalizes on the dynamic range of the digital detector and enables our direct radiography products to optimize the appearance of soft tissue and bone in one image display.

     Digital Upgrade Products. Our Digital Upgrade products offer customers a cost-effective way to convert existing conventional film-based X-ray equipment to DirectRay technology. This customized offering includes a replacement bucky assembly specifically designed for the DirectRay detector, and related control equipment. This product is installed in place of the existing bucky mechanism in the examination table, enabling the conversion to a direct-to-digital system. This upgrade opportunity will vary depending on the different specifications on the wide variety of X-ray systems installed worldwide. This upgrade is currently available for some of General Electric's conventional X-ray systems. We expect to continue to introduce additional upgrade products for some of the more widely used conventional products during fiscal 2001.

     OEM Products. We offer our DirectRay panel for sale to OEMs that desire to incorporate direct-to-digital technology into their product offerings. Our current OEM customers include Agfa, Analogic (a supplier to Eastman Kodak) and E-Com Technology.

     We have pursued and continue to pursue agreements to expand our direct-to-digital market. In September 1999 we entered into an OEM agreement with E-Com Technology LTD of Zhuhai, China, to sell our DirectRay detectors. In October 1999 we entered into a long-term sales agreement with Agfa Corporation. The agreement gives Agfa exclusive worldwide selling rights to DirectRay X-ray image capture detectors for the nondestructive testing market. Agfa has advised us that it plans to sell the DirectRay detectors in a broad range of nondestructive testing applications where image quality and throughput are critical. Eastman Kodak has purchased systems incorporating our amorphous selenium flat panel detectors for use in new products. DirectRay is the only commercially available amorphous selenium detector. Eastman Kodak stated that it selected amorphous selenium technology because it delivers the highest standard of digital radiography image quality, and because this technology alone among current digital radiography technologies has the potential for use across the full range of clinical applications in the future. These developments reinforce our belief that direct-to-digital imaging is a state-of-the-art technology that has the potential to be a leading digital imaging product in radiology if the X-ray market transitions from film-based to full digital imaging in both medical and non-medical markets.

Mammography and Other Breast Cancer Detection Products

     Acquisition of Lorad Division

     On September 15, 2000, we significantly expanded our product breadth through the acquisition of substantially all of the business and assets of the United States operations of Trex Medical Corporation. The assets acquired from Trex Medical include Trex Medical's mammography and minimally invasive breast biopsy systems used to detect breast cancer. These product lines have been included in our newly formed Lorad division. As a result of this acquisition, our Lorad division is now a leading developer, manufacturer and supplier of mammography systems.

     Overview

     According to the American Cancer Society, breast cancer is the most common cancer among women. Breast cancer is the second leading cause of death in women, exceeded only by lung cancer. In recent years, the death rate from breast cancer has declined, particularly among young women. This is primarily attributed to earlier detection and the availability of better treatments to treat the disease.

     Mammography X-ray systems are used to take X-ray images of the breast, primarily for detection and monitoring of breast cancer and breast cancer therapies. According to an industry analyst, the worldwide mammography X-ray equipment market was approximately $272 million in 1999 and is expected to grow to over $300 million in 2000 and over $500 million by 2003. The anticipated growth of this market is attributed to an aging population, increased awareness of the benefits of regular testing, regular testing beginning at an earlier age than in the past including public health initiatives worldwide to encourage earlier and more frequent mammography screenings, and conversion of conventional X-ray systems to more expensive digital systems.

     Products

     Our Lorad division offers a broad product line of breast imaging products, including a range of mammography systems and breast biopsy systems. We offer the high-end mammography system, the Lorad M-IV and the mid-tier system, the Lorad Elite. The Lorad M-IV and the Lorad Elite can be configured with our patented high transmission cellular, HTC, grid imaging system. This imaging system has been shown to provide improved imaging as compared to other conventional X-ray systems through its ability to increase the transmission of primary X-ray while reducing X-ray scatter.

     We also offer three minimally invasive breast-biopsy systems. These systems provide an alternative to open surgical biopsy, which is generally performed under general anesthesia. Minimally invasive biopsies are most often performed on an outpatient basis under local anesthesia and are less expensive than open surgery. We provide clinicians with the flexibility of choosing from either upright or prone systems for breast biopsy. We offer two upright systems, which are used in conjunction with our mammography systems. In addition, for physicians that perform a significant number of biopsies, we sell a dedicated, prone biopsy system called the Lorad MultiCare breast biopsy system. The following is a more detailed description of the products sold by our Lorad Division.


     Mammography Systems

     . Lorad M-IV. The Lorad M-IV was introduced in 1996 and has an installed base in excess of 2,400 units. Features of the Lorad M-IV include a bi-angular X-ray tube, dual filter capability, auto filter mode, three-cell AEC sensor and high image quality. Image quality can be further improved through an HTC Imaging Systems option. Other features of the Lorad M-IV include improved patient management though streamlined patient scheduling, integrated auto film identification, optional bar code reader, and connectivity through a radiology information systems interface. The Lorad M-IV has also been designed to be upgradable to our full field digital mammography system, currently under development.

     . Lorad Elite. The Lorad Elite was introduced in June 1998. The Lorad Elite is designed to combine quality with value. The product provides high image quality through bi-angular X-ray tube technology and the use of our HTC system. The unit offers high reliability, high throughput, cost-effective ownership and upgradabilty. In combination with the Lorad SerioLoc II, the Lorad Elite provides both diagnostic and therapeutic capabilities.

     Breast-Biopsy Systems.

     The minimally invasive breast-biopsy systems that we acquired from Trex Medical provide an alternative to open surgical biopsy, which is generally performed under general anesthesia. Minimally invasive biopsies are typically done on an outpatient basis under local anesthesia and are less expensive than open surgery.

     We offer two upright systems, which are used in conjunction with our mammography systems. In addition, for physicians that perform a significant number of biopsies, we offer a dedicated, prone biopsy system called the Lorad MultiCare Breast Biopsy System (formerly called the StereoGuide). This system is used with Trex Medical's digital "spot" mammography system, which enables a doctor to position the sampling device at the site of the suspicious lesion. When performing a biopsy with any Trex Medical system, a doctor has a choice of tissue-sampling devices, which are not manufactured by us.

     . Lorad MultiCare breast biopsy system. The Lorad MultiCare breast biopsy system was introduced in 1992. The system provides a unique 360-degree access, intended to allow the shortest path to the lesion as well as direct access to interior lesions. The system also allows access to auxiliary breast tissue through its contoured table. Other features of this system include an accurate Cartesian coordinate system to allow precise targeting in three independent planes and easy access to lesions including chest wall and auxiliary regions, a convenient SmartWindow providing tableside display of real-time target/needle position, as well as the ability to accept a wide assortment of biopsy instruments and accessories.

     Products Under Development

     Prior to the acquisition, Trex Medical had developed an indirect digital mammography product. We are in the final stages of collecting the necessary data needed to file a premarket approval application with the Food and Drug Administration. We anticipate filing this application in the second quarter of fiscal 2001. In addition to developing product enhancements, we are developing a digital mammography flat panel detector and digital mammography systems incorporating this detector. This mammography plate is being designed to provide higher resolution, to be smaller in size and to have a thinner bucky design than our standard digital detector.

Conventional Radiography Products

     General-Purpose X-Ray

     In September 2000, we also acquired Trex Medical's conventional X-ray equipment business. We expect to integrate these X-ray systems into our current product line. These X-ray systems include:

     . Basic X-ray systems that are generally used in outpatient facilities as well as more sophisticated and expensive X-ray systems typically used in hospitals and clinics. For example, the Trex Medical ER system is designed to meet the heavy-duty demands of a hospital emergency room, while the Trex General Radiographic System is appropriate for any setting.

     . Digital radiographic/fluoroscopic (R/F) systems, such as the Trex 2200I, which provides real-time image capture. R/F systems are often used for diagnostic gastrointestinal procedures to image the progress of a radiopaque solution (typically barium) as it travels through the digestive tract.

     Products Under Development

     Projects related to the Radiography and R/F division included the next-generation R/F 3000i, second-generation mobile X-ray system, and the TouchView user-interface and System HUB research and development efforts.

Marketing and Sales

     Systems

     Domestic Market. In the United States, we sell our bone densitometer, ultrasound bone analyzer, and direct-to-digital imaging systems to hospitals, hospital radiology departments, and radiology clinics primarily through our direct sales force. We sell the mammography and minimally invasive breast biopsy systems, the c-arm imaging systems and other X-ray systems in the United States through a network of independent dealers as well as our direct sales force. In the United States, our direct sales force is comprised of over 30 individuals, all of whom have considerable expertise in selling in the radiology market.

     The dynamics of selling to hospitals, imaging clinics and private practices has changed in recent years. Large purchasing entities, such as managed care organizations, are becoming more commonplace and customers are seeking to consolidate supply partners in an effort to minimize time spent on purchasing imaging equipment. A new important component of our sales infrastructure is our five national account sales representatives, who focus on securing purchasing contracts with the large organizations. Recent contract awards include a two-year imaging contract with Consorta, Catholic Resource Partners, a purchasing contract with the U.S. Department of Veterans Affairs, a sole source, multi-year agreement with Novation, the supply company of VHA, Inc. and the University Health System Consortium, and renewal of our purchasing agreement with AmeriNet. The Consorta agreement relates the purchase of our general radiographic and Lorad mammographic product lines. The award from the U.S. Department of Veterans Affairs relates to our providing direct-to-digital radiographic systems and related equipment for VA medical centers and other government healthcare facilities. The Novation and AmeriNet agreements relate to the purchase of our bone densitometry systems.

     International Markets. We sell our systems in international markets through independent distributors, as well as a direct sales force in France, the
Benelux countries, Spain and Portugal.   In a number of other territories
outside the United States, we sell our systems through independent distributors, all of whom offer technical support. We offer our DXA systems into Latin America, including Argentina, Brazil and Chile, and into Pacific Rim countries, including Japan, Australia, The Peoples Republic of China, South Korea and Taiwan, by working with local sales representatives and distributors or entering into strategic marketing alliances in those territories. In fiscal 1998, 1999 and 2000, foreign sales accounted for approximately 28%, 37% and 33% of our product sales, respectively. See Note 12 of Notes to Consolidated Financial Statements for geographical information concerning those sales.

     OEM and Upgrade Markets for Direct Radiography Products

     Our sales to OEMs are coordinated by our OEM sales manager, who oversees a team of individuals from sales, marketing, engineering, operations and senior management, as well as our distributors. Our current OEM customers include Agfa, Analogic (a supplier to Eastman Kodak) and E-Com Technology. In the United States, we market our upgrade systems primarily through independent distributors.

Competition

     The healthcare industry in general, and the market for imaging and bone assessment products in particular, is highly competitive and characterized by continual change and improvement in technology, and multiple technologies that have been or are under development. Many of the companies in this industry, including General Electric, Siemens, Philips and Toshiba, have significantly greater manufacturing, marketing and financial resources than we do. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Moreover, our products could be rendered obsolete by new industry standards or changing technology. We cannot assure that we will be able to compete successfully with existing or new competitors.

     General Electric, Norland Medical Systems, Aloka, Diagnostic Medical Systems and Hitachi have developed DXA systems to measure bone density of the hip and spine. In addition, General Electric, Norland Medical Systems, and OSI Systems have peripheral X-ray systems that compete with our DXA and ultrasound bone densitometry products, primarily on price. We believe that competition in the field of DXA bone densitometry is based upon product versatility and features, price, precision, speed of measurement, reputation, cost and ease of operation, product reliability and quality of service. While we are generally not the lowest cost provider of DXA systems, we believe that we have been able to compete effectively because of our advanced technology and product features.

     In ultrasound, we compete with General Electric, Myriad, McCue and OSI Systems and expect additional competitors in the future based upon the greater availability of ultrasound technology. We believe that competition in the field of ultrasound systems is based on price, precision, speed of measurement, cost and ease of operation, reputation, product reliability and quality of service. We believe that advantages of our Sahara ultrasound bone analyzer system include the system's dry operation, simple single-button operation, and a compact and self-contained design that does not require the use of a separate computer. We believe that ultrasound systems also compete with DXA systems in the diagnostic market for initial screening of patients. However, we believe that because ultrasound systems can only measure peripheral skeletal sites and do not have the precision of DXA systems, DXA systems will continue to be the predominant means of monitoring bone density for patients being treated for or at high risk of osteoporosis.

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

     Our mammography and general radiography systems compete with products offered by a number of competitors, including large companies such as General Electric, Siemens, Philips and Toshiba. Our minimally invasive breast biopsy systems compete with products offered by General Electric, Philips and Fischer Imaging Corporation and with conventional surgical biopsy procedures. We believe that competition for our mammography and general radiography products is based largely on product features, product performance and reputation as well as price and service. We believe that competition is likely to increase as a result of healthcare cost-containment pressures and the development of alternative diagnostic and interventional technologies. In addition, because of the significant number of competitors, variety of alternative procedures and our recent entry into these markets through our acquisition of the U.S. assets of Trex Medical, we cannot assure that we will be able to compete in these markets effectively.

     Our mini c-arm products compete directly with mini c-arms manufactured and sold by a limited number of companies including General Electric and XiTec. We also compete with manufacturers of conventional c-arm image intensifiers including Philips, Siemens, General Electric, Fischer Imaging Corporation and Picker International. We believe that competition for our c-arm systems is based largely on price, quality, reputation, service and production capabilities. We believe that advantages of our c-arm systems include low levels of radiation, low costs, mobility, quality and durability.

Manufacturing

     We manufacture our DXA and ultrasound systems at our headquarters facility in Bedford, Massachusetts. We manufacture the mammography and minimally invasive breast-biopsy systems and the general radiography X-ray systems that we acquired from Trex Medical at the Trex Medical manufacturing facilities in Danbury, Connecticut and Littleton, Massachusetts. Manufacturing operations for these systems consist primarily of assembly, test, burn-in and quality control. We purchase a major portion of the parts and peripheral components for these products, and manufacture some subsystems, such as high-voltage X-ray power supply, from raw materials. Parts and materials for these systems are generally readily available from several supply sources. However, we rely on one supplier for the HTC grid, an important component for our more advanced mammography systems, for our mammography systems.

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

Backlog

     Our backlog as of November 30, 2000 totaled $39.5 million and as of November 30, 1999 totaled $10.7 million. Backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by the customer. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.

Research and Development

     Our research and development efforts are focused on enhancing our existing products and developing new products. Our current emphasis is development of digital plates, including a new mammography digital plate, the engineering and system design of new end-use digital radiography products, and software improvements for our existing products. This research and development includes refining and continuing Trex Medical's research on the full-field digital mammography system. Our research and development personnel also are involved in establishing protocols, monitoring, and interpreting and submitting test data to the FDA and other regulatory agencies to obtain the requisite clearances and approvals for our products. Our research and product development expenses, without consideration of purchased in-process research and development, were approximately $17.2 million in fiscal 2000, $12.7 million in fiscal 1999, and $9.8 million in fiscal 1998.

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

     As of November 17, 2000, we have obtained 125 patents and have pending 50 patent applications in the United States. Of these patents, 36 relate to our DXA technology, 27 patents relate to our Direct Radiography technology, 11 patents relate to our ultrasound technology and six patents relate to our mini c-arm technology. We have also acquired

45 U.S. patents relating to the business we acquired from Trex Medical. In addition we license 20 patents from others. These licensed and owned patents have expiration dates ranging from 2001 to 2017. Two licensed patents with ultrasound and X-ray claims will expire in 2001. We do not believe that the expiration of these patents will have a material adverse effect on our business. We have obtained or applied for corresponding patents and patent applications for some of our patents and patent applications in selected foreign countries.

     In January 2000, in connection with the merger of Vivid Technologies, Inc. with and into PerkinElmer, Inc., Vivid paid us $2 million for a fully-paid up exclusive license to our existing patents and technology for the development, manufacture and sale of X-ray screening security systems for explosives, drugs, currency and other contraband. All other licenses and arrangements between Vivid and Hologic were terminated upon completion of the merger. S. David Ellenbogen, our Chief Executive Officer, and Jay A. Stein, a Senior Vice President, were formerly affiliated with Vivid.

     We had been involved in extensive patent litigation with Lunar Corporation, which has since been acquired by General Electric. This litigation was settled by agreement dated November 22, 1995. The agreement provides that neither party will engage the other party in patent litigation for a period of ten years following the date of the agreement, regardless of the infringement claimed and regardless of whether the technology in question currently exists or is developed or acquired by the other party in the future. Neither party is required to disclose to the other any of its technology during this ten year period or otherwise.

     In connection with our Trex Medical acquisition, we assumed liability for a lawsuit filed by Fisher Imaging against Trex Medical alleging that the Lorad prone biopsy system infringes upon two Fischer Imaging patents, subject to indemnification from Trex Medical and its parent, Thermo Electron Corporation, for any damages up to our adjusted purchase price for the Trex Medical assets. In connection with this arrangement, Trex Medical is continuing to defend this lawsuit. If Trex Medical is unsuccessful in defending this lawsuit, we may be prohibited from manufacturing and selling the prone-breast biopsy system without a license from Fischer Imaging and Fischer Imaging could be awarded significant damages. If a license were required, we cannot assure that we would be able to obtain one on commercially reasonable terms, if at all. Moreover, if Fischer Imaging were awarded damages, we cannot assure that our indemnification from Trex Medical and Thermo Electron would be sufficient to cover the amount of the award.

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

     The premarket approval procedure involves a more complex and lengthy testing and review process by the FDA than the 510(k) premarket notification procedure and often requires at least several years to obtain. We must first obtain an investigational device exemption, known as an IDE, for the product to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will thereafter only grant premarket approval if, after evaluating this clinical data, it finds that the safety and efficacy of the product has been sufficiently demonstrated. This approval may restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time. We believe that the digital mammography system that our Lorad division is developing will require the more rigorous Pre-Market Approval.

     Our systems are also subject to approval by certain foreign regulatory and safety agencies. Some of our technology, including that used in some of our FluoroScan Systems, is governed by the International Traffic in Arms Regulations
of the United States Department of State.   As a result, the export of
FluoroScan Systems to some countries may be limited or prohibited.

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

     As a manufacturer of medical devices, we are subject to additional FDA regulations, including the Radiation Control for Health and Safety Act of 1968, which specifically regulates radiation-emitting products. In addition, our manufacturing processes and facilities are subject to continuing review by the FDA. Most states and many other foreign countries monitor and require licensing of X-ray devices. Federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future change. We cannot predict what impact, if any, such changes might have on our business.

Reimbursement

     In the United States, the Health Care Finance Administration, known as HCFA, establishes guidelines for the reimbursement of healthcare providers treating Medicare and Medicaid patients. Under current HCFA guidelines, varying reimbursement levels have been established for DXA and ultrasound bone density assessment, mammography and other imaging and diagnostic procedures performed by our products. The actual reimbursement amounts are determined by individual state Medicare carriers and, for non-Medicare and Medicaid patients, private insurance carriers. There are often delays between the reimbursement approvals by HCFA and by a state Medicare carrier and private insurance carriers. Moreover, states as well as private insurance carriers may choose not to follow the HCFA reimbursement guidelines. The use of our products outside the United States are similarly affected by reimbursement policies adopted by foreign regulatory and insurance carriers.

Employees

     As of November 30, 2000, we had 846 full-time employees, including 413 in manufacturing operations, 60 in research and development, 283 in marketing, sales and support services, and 90 in finance and administration. None of our employees are represented by a union.

Item 2.   Properties

     We own and lease the real property identified below. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

     Owned Real Property

     On July 30, 1998, we purchased a 200,000 square foot building located in Bedford, Massachusetts for approximately $20 million in cash and incurred costs of approximately $5 million for renovations. We moved our headquarters and bone assessment manufacturing operations into this facility on January 25, 1999. We lease approximately 30,000 square feet of the facility to two tenants, Tech Online and Enmed, under leases which expire in May 2005 and July 2003, respectively. A third tenant vacated approximately 10,000 square feet of the facility in November 2000, and we are currently marketing this space to other third parties.

     In connection with the acquisition of DRC, we purchased a 168,000 square foot research and development, manufacturing and administrative site in Newark, Delaware at which DRC conducts its research and development and plate manufacture. We currently occupy approximately 63,000 square feet of this building, which houses our plate manufacturing facility, including both a class 1 and a class 2 clean room. We lease approximately 45,000 square feet of the facility to Agfa under a lease which expires in April 2005. The remaining space in the facility, approximately 60,000 square feet, is leased to Dade Behring under a lease which expires in July 2010.

     In connection with the acquisition of Trex Medical, we acquired a 62,500 square foot office and manufacturing facility in Danbury, Connecticut. As part of the purchase price for the medical imaging assets of Trex Medical we issued a note in the principal amount of $25 million. This note is secured by a mortgage on the property we own in Danbury, Connecticut and in Bedford, Massachusetts.

     Leased Real Property

     We also use approximately 25,500 square feet of space in Northbrook, Illinois under a lease that expires in February 2001. We are currently negotiating an extension to this lease. We also maintain sales and service offices in France, Belgium and Spain.

     In connection with our acquisition of the medical imaging assets of Trex Medical, we also acquired a lease to a 156,000 square foot office and manufacturing facility in Littleton, Massachusetts and a lease to a 60,000 square foot office and manufacturing facility in Danbury, Connecticut. These leases expire in May 2010 and November 2006, respectively.

Item 3.   Legal Proceedings

     On September 30, 1999, we filed suit against Fleet Business Credit Corporation, formerly known as Sanwa Business Credit Corporation, in Massachusetts Superior Court in Middlesex County. The lawsuit sought declaratory relief and damages relating to our Strategic Alliance Program with Fleet Business Credit Corporation. Under the program, which was discontinued in February 1999, we sold bone densitometers to Sanwa, which Sanwa leased to physicians on a fee-per-scan basis. Sanwa agreed to bear the primary risk under the leases and to reimburse us for remarketing expenses. Fleet has advised us that it has incurred substantial losses under the program and has sought to shift the losses that Fleet faces to us and has failed to reimburse us for its remarketing expenses. In our suit, we sought declaratory judgment regarding Fleet's contractual obligations, reimbursement of remarketing expenses, damages for Fleet's violation of its covenant of good faith and fair dealing, and attorney's fees.

     On October 1, 1999, Fleet filed a complaint in the Chancery Division of the Circuit Court of Cook County, Illinois, seeking an injunction to stop the Massachusetts action, and alleging fraud, breach of warranty and breach of contract by us. The complaint seeks unspecified damages in excess of $50,000 for each count. The complaint relates to units sold and returned under the strategic alliance program as described in further detail in Item 7 of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading, Liquidity and Capital Resources. Following filing of this action, we stipulated to the dismissal without prejudice of our Massachusetts lawsuit. In the Illinois action, we have denied all of Fleet's claims against us, and have asserted claims against Fleet of the type earlier asserted by us in the Massachusetts action. We believe that we have meritorious defenses and counterclaims and intend to vigorously pursue our position.

     On April 2, 1992, Fischer Imaging Corporation filed a lawsuit in the United States District Court, District of Colorado, against Trex Medical Systems, alleging that Lorad's prone breast-biopsy system infringes a Fischer Imaging patent on a precision mammographic needle-biopsy system. On April 7, 1998, Fischer Imaging filed a second lawsuit in the United States District Court, District of Colorado, against Trex Medical Systems, alleging that Lorad's manufacture of breast-imaging equipment and breast-biopsy system equipment infringes on a second Fischer Imaging patent which was issued April 7, 1998. These two lawsuits were consolidated into a single lawsuit. The lawsuit seeks to enjoin further violation of Fischer Imaging's patents, unspecified damages and attorneys fees. In connection with our Trex Medical acquisition, we assumed liability for this lawsuit subject to indemnification from Trex Medical and its parent, Thermo Electron Corporation, for any damages up to our adjusted purchase price for the Trex Medical assets. In connection with this arrangement, Trex Medical is continuing to defend this lawsuit. Trex Medical has advised us that they believe that they have meritorious defenses to Fischer Imaging's claims.

     We are the subject of additional lawsuits, none of which we believe to be material to our business or financial condition.

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


Fiscal Year Ended September 25, 1999       High         Low

First Quarter                             $16 7/16    $9   7/8

Second Quarter                             13  3/8     8   1/2

Third Quarter                              11  1/8     5   1/2

Fourth Quarter                              6 7/16     3 15/16
--------------------------------------------------------------------------------

Fiscal Year Ended September 30, 2000        High        Low

First Quarter                            $ 7 1/4     $3

Second Quarter                            11          5   1/2

Third Quarter                              9 1/2      5   1/8

Fourth Quarter                             9 1/8      5 11/32
--------------------------------------------------------------------------------

     Number of Holders. As of December 19, 2000, there were approximately 1,878 holders of record of our common stock, including multiple beneficial holders at depositaries, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.

     Dividend Policy. We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

     Recent Sales of Unregistered Securities. On November 8, 1999, we granted 6,000 shares of our common stock to a non-executive employee and on December 8, 1999 we granted 6,000 shares of common stock to a non-executive employee. These shares were granted in connection with the performance of services.

     We did not register these securities under the Securities Act of 1933, as amended, in reliance upon the exemptions from registration set forth in Sections 3(b) and 4(2) of that act, relating to offers and sales by an issuer not involving any public offering. None of these transactions, either individually or in the aggregate, involved a public offering.

Item 6.   Selected Financial Data.

Our historical selected financial data has been retroactively restated to reflect the merger with FluoroScan in a pooling-of-interests transaction in August 1996. In 1999, we acquired Direct Radiography Corp. and in 2000 we acquired the U.S. assets of Trex Medical. The purchase accounting method under APB No. 16 was used for both of these transactions. Included in the 2000 financial data are acquisition related pre-tax charges of $13.3 million related to the Trex Medical acquisition.

                                                                          Fiscal Years Ended
                                             September 28,    September 27,   September 26,  September 25,   September 30,
                                                 1996             1997            1998           1999            2000
---------------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Operations Data                       (In thousands, except per share data)
Revenues:
          Product sales                         $ 88,201        $102,781        $111,498       $ 81,737        $  90,864
          Other revenue                            3,390           3,908           4,066          2,403            2,882
                                                --------        --------        --------       --------        ---------
                                                  91,591         106,689         115,564         84,140           93,746
                                                --------        --------        --------       --------        ---------
Costs and Expenses:
          Cost of product sales                   41,253          47,492          55,891         50,333           63,604
          Research and development                 7,283           8,527           9,778         12,664           22,178
          Selling and marketing                   16,504          19,448          28,589         19,658           23,882
          General and administrative               9,879           8,827          10,452         10,963           16,441
          Acquisition expenses                     1,949             ---             ---            ---              ---
                                                --------        --------        --------       --------        ---------
                                                  76,868          84,294         104,710         93,618          126,105
                                                --------        --------        --------       --------        ---------
Income (loss) from operations                     14,723          22,395          10,854         (9,478)         (32,359)

Interest income                                    2,583           5,346           5,998          4,204            3,567
Other expense                                       (249)           (172)           (664)          (548)            (227)
                                                --------        --------        --------       --------        ---------

Income (loss) before income taxes                 17,057          27,569          16,188         (5,822)         (29,019)
Provision (benefit) for income taxes               5,700           9,840           5,800         (2,075)         (10,400)
                                                --------        --------        --------       --------        ---------
Net income (loss)                               $ 11,357        $ 17,729        $ 10,388        $(3,747)        $(18,619)
                                                ========        ========        ========       ========        =========
Net income (loss) per share:
          Basic                                     $.97           $1.37            $.78          $(.27)          $(1.22)
                                                ========        ========        ========       ========        =========
          Diluted                                   $.91           $1.30            $.75          $(.27)          $(1.22)
                                                ========        ========        ========       ========        =========

Weighted average number of shares outstanding:

          Basic                                   11,698          12,986          13,259         13,950           15,320
                                                ========        ========        ========       ========        =========
          Diluted                                 12,524          13,672          13,766         13,950           15,320
                                                ========        ========        ========       ========        =========
---------------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet Data
Working capital                                 $ 97,199        $112,869        $ 99,633       $ 89,823        $  53,022
Total assets                                     123,107         144,667         172,597        175,770          219,655
Long-term debt                                       ---             ---             ---            ---           25,000
 Total Stockholders' equity                      107,272         126,767         140,382        150,422          131,572
---------------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and the Consolidated Financial Statements included elsewhere in this Report and the information described under the caption "Risk Factors" below.

Overview

     From inception through fiscal 1998, we had experienced generally increasing annual sales as interest in bone diseases, such as osteoporosis, has grown, as new drug therapies have become available in the United States and other countries to treat these diseases and as the use of systems to asses bone density has become more widespread. In fiscal 2000, our bone assessment revenues increased by approximately 2% compared to fiscal 1999. In fiscal 1999, our bone assessment product revenues decreased by approximately 45% compared to fiscal 1998 primarily due to lower sales to the primary care market in the United States, and, to a lesser extent, increased competition.

     In June 1999, we acquired Direct Radiography Corp. and the land and buildings at which it conducted its business for approximately $20 million. Direct Radiography Corp. was a development stage manufacturer of digital x-ray systems for medical imaging and non-destructive testing applications. During fiscal 2000 we introduced two new general radiography digital systems, EPEX and RADEX. We began shipping these systems in the second half of fiscal 2000. We also sell a digital chest system and digital upgrade package for conventional x-ray systems. In fiscal 2000, we continued to invest heavily in the research and development of the digital plates and the engineering and system design of new end-use digital radiography products. Sales of Direct Radiography Corp. digital products accounted for approximately 6% of our total revenues in fiscal 2000.

     On September 15, 2000, we significantly expanded our product breadth through the acquisition of substantially all of the business and assets of the United States operations of Trex Medical. The principal businesses acquired included Trex Medical's Lorad mammography, breast biopsy and general radiography operations. Trex Medical was a leading manufacturer and supplier of mammography and breast biopsy systems. These systems incorporate patented technology that provides high quality contrast and resolution. We plan to combine our DirectRay technology with our Lorad and other Trex Medical imaging products to develop new digital X-ray technology platforms.

     We have accounted for the Trex Medical asset acquisition under the purchase accounting method. Included in our fiscal 2000 results are revenues of $5.1 million and expenses of $17.4 million from the date of acquisition. These expenses include pre-tax charges of $13.3 million in connection with the acquisition as follows:

     .    $5,000,000 for purchased in-process research and development
     .    $6,848,000 to increase reserves and assumed liabilities to their fair value
     . $974,000 related to the impact of the fair value write up of acquired inventory on equipment sold
     .    $500,000 for employee compensation

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenues represented by items as shown in our consolidated statements of operations.

                                                 Fiscal Years Ended
                                     -------------------------------------------
                                     September 26,  September 25,  September 30,
                                         1998           1999           2000
                                     -------------------------------------------
Revenues:
      Product sales                      96.5%         97.1%          96.9%
      Other revenue                       3.5           2.9            3.1
--------------------------------------------------------------------------------
                                        100.0         100.0          100.0
--------------------------------------------------------------------------------
Cost and expenses:
     Cost of product sales               48.4          59.8           67.8
     Research and development             8.5          15.1           23.7
     Selling and marketing               24.7          23.4           25.5
     General and administrative           9.0          13.0           17.5
--------------------------------------------------------------------------------
                                         90.6         111.3          134.5
--------------------------------------------------------------------------------
     Income (loss) from operations        9.4         (11.3)         (34.5)
     Interest income                      4.7           5.0            3.8
     Other expense                       (0.1)         (0.7)          (0.2)
--------------------------------------------------------------------------------
Income (loss) before income taxes        14.0          (7.0)         (30.9)
Provision (benefit) for income taxes      5.0          (2.5)         (11.1)
Net income (loss)                         9.0%         (4.5)%        (19.8)%
--------------------------------------------------------------------------------

Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 25, 1999

     Revenues. Total revenues increased 11.4% to $93.7 million in fiscal 2000 compared to $84.1 million in fiscal 1999. The increase in revenues was primarily due to the addition of $5.1 million of revenues from the Lorad and Trex general radiography products acquired in September 2000, a $4.9 million increase in revenues from sales of our digital X-ray products from Direct Radiography Corp., an increase in the number of DXA units sold through our direct sales force primarily in the United States and increased service revenues. The increase in revenues was partially offset by a decrease in the number of DXA bone densitometer product shipments to the United States primary care market including strategic alliance sales to a leasing company, and to a lesser extent, a decrease in Sahara and mini c-arm product sales.

     Other revenues increased 19.9% to $2.9 million in fiscal 2000 compared to $2.4 million in fiscal 1999. Other revenues has historically consisted primarily of revenue relating to medical data management services provided to pharmaceutical companies to assist in the collection and monitoring of clinical trial data, royalty revenues from our licensing of our DXA technology to Vivid Technologies, Inc. for explosives detection screening, and additional revenues generated from our Strategic Alliance Program on a fee-per-scan basis. The increase in other revenues in fiscal 2000 is the result of the sale of a fully paid up license to Vivid Technologies, Inc. for $2.0 million in the second quarter of fiscal 2000, which was partially offset by the elimination of revenues relating to the medical data management services division, which we sold to Synarc in June 1999. As a result of the sale of the fully paid-up license and the sale of the medical data management services division, we do not expect to have significant other revenues in fiscal 2001. Our other revenues in the fourth quarter of fiscal 2000 were $156,000 primarily from additional fee-per-scan revenues.

     Total revenues for the fourth quarter of fiscal 2000 increased 22.6% to $27.1 million from $22.1 million in the immediately preceding quarter. Total revenues for the fourth quarter of fiscal 2000 increased 34.7% compared to the $20.1 million for fourth quarter of fiscal 1999. The increase over the immediately preceding quarter was primarily attributable to the addition of $5.1 million of revenues from the Lorad and Trex general radiography products acquired in September 2000, increased shipments of the new Delphi bone densitometer and, when compared to the fourth quarter of last year, an increase in revenues from our digital radiography products. Partially offsetting these increases was a decrease in revenues from Sahara and, to a lesser extent, a decrease in mini c-arm revenues. Historically, our sales have been somewhat seasonal, with generally lower sales in our fourth quarter due to customer summer vacation patterns.

     In fiscal 2000, approximately 67% of product sales were generated in the United States, 21% in Europe, 7% in Asia and 5% in other international markets. In fiscal 1999, approximately 63% of product sales were generated in the United States, 24% in Europe, 7% in Asia and 6% in other international markets. We expect that foreign sales in the current fiscal year will continue to account for a substantial portion of product sales. Continued economic and currency related uncertainty in a number of foreign countries, especially in Asia and Latin America, could reduce our future sales to these markets.

     Costs and Expenses. The cost of product sales increased as a percentage of product sales to 70% in fiscal 2000 from 61.6% in fiscal 1999. These costs increased as a percentage of product sales primarily due to the addition of approximately $8.9 million related to Lorad and the Trex Medical general radiography products sold in the last 2 weeks of fiscal 2000 and the increase in manufacturing costs of approximately $6.1 million related to Direct Radiography Corp., which has significant fixed manufacturing costs and is operating significantly below manufacturing capacity. Included in the cost of product sales for Lorad and the Trex Medical general radiography products is approximately $5.6 million of acquisition related charges and the impact of the fair value write-up of acquired inventory on equipment sold. We anticipate that we will incur approximately $900,000 of inventory write-up charges in the first quarter of 2001 in connection with this acquisition. Absent Direct Radiography Corp., Lorad and Trex Medical general radiography products, cost of product sales as a percentage of product sales would have decreased to approximately 57.6%. The low sales volume of digital imaging plates resulted in the under absorption of fixed manufacturing costs.

     Research and development expenses increased 75.1% to $22.2 million, 23.7% of total revenues, in fiscal 2000 from $12.7 million, 15.0% of total revenues, in fiscal 1999. This increase was primarily due to the acquisition of Direct Radiography Corp. in June 1999 and the associated inclusion of a full year of research and development expenses associated with our direct radiography plates and systems in fiscal 2000. In addition, our research and development expense included a $5.0 million charge related to purchased in-process research and development acquired in connection with the acquisition of the assets of Trex Medical. As part of the purchase price allocation, all intangible assets that are a part of the acquisition were identified and valued. It was determined that technology assets, certain tradename and assembled workforce had value. As a result of this identification and valuation process, we allocated approximately $5 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. We believe that our research and development expense for fiscal 2001 will increase in absolute dollars, net of the acquired in-process research and development charge, but will decrease as a percent of total revenues.

     Selling and marketing expenses increased 21.5% to $23.9 million, 25.5% of total revenues, in fiscal 2000 from $19.7 million, 23.4% of total revenues, in fiscal 1999. The increase in selling and marketing expenses in 2000 is primarily due to additional selling and marketing expenses of $2.7 million at Direct Radiography Corp., and approximately $900,000 related to Trex Medical, of which approximately $400,000 were acquisition related charges.

     General and administrative expenses increased 50.0% to $16.4 million, 17.5% of total revenues, in fiscal 2000 from $11.0 million, 13.0% of total revenues, in fiscal 1999. The increase was primarily due to the addition of $2.2 million of charges associated with our acquisition of Trex Medical, to increase reserves to their required levels, the addition of approximately $1.5 million of general and administrative expenses related to Direct Radiography Corp. and, to a lesser extent, an increase in professional service fees and employee benefit expenses.

     Interest Income. Interest income decreased to $3.6 million in fiscal 2000 from $4.2 million in fiscal 1999. This decrease was primarily attributable to a lower investment base than in the prior year, as a result of the use of cash for the Direct Radiography Corp. acquisition and building renovations during fiscal 1999. As a result of the use of $31 million of cash, the issuance of a $25 million note payable to acquire Trex Medical and the anticipated ongoing use of cash to support our operations, we expect that we will have a net interest expense in the first quarter of fiscal 2001.

     Other Expense. Other expense decreased to $227,000 in fiscal 2000 from $548,000 in fiscal 1999. These expenses primarily include foreign currency transaction losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for all intercompany sales, thereby reducing the foreign currency exposure on those transactions. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line denominated in the two foreign currencies, the French franc and the Belgian franc, in which the subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

     Provision for Income Taxes. In fiscal 2000 we have a benefit for income taxes as a result of the current year's loss which we believe will be realizable in the future. Our effective tax rate was 35.8%, which was lower than the statutory tax rates due primarily to the favorable Federal and state tax treatment afforded to our foreign sales corporation and the favorable state tax treatment of a portion of our interest income.

We generated significant tax loss carryforwards during fiscal 2000, which can be carried forward for 20 years. Under SFAS No. 109, we can only recognize a deferred tax asset for future benefit of our tax loss carryforward to the extent that it is "more likely than not" that this asset will be realized. In determining the realizability of this asset, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate. See Note 5 of Notes to the Consolidated Financial Statements.

Fiscal Year Ended September 25, 1999 Compared to Fiscal Year Ended September 26, 1998

     Revenues. Total revenues decreased 27% to $84.1 million in fiscal 1999 compared to $115.6 million in fiscal 1998. This decrease was primarily attributable to a decrease in revenues from DXA sales and in other revenues. These decreases were partially offset by an increase in the number of mini c-arm product sales, primarily from our recently introduced Premier system and, to a lesser extent, by revenues from Direct Radiography Corp. The decrease in DXA revenues was a result of a decrease in the total number of domestic DXA bone densitometer product shipments, especially to the United States primary care market including strategic alliance sales to a leasing company, and to decreased unit prices. This leasing company discontinued the placement of new bone densitometers under the strategic alliance program in February 1999.

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

     Costs and Expenses. The cost of product sales increased as a percentage of product sales to 62% in fiscal 1999 from 50% in fiscal 1998. These costs increased as a percentage of product sales primarily due to a decrease of approximately 43% in the number of DXA bone densitometers sold and, to a lesser extent, lower average selling prices. In addition, the current year includes manufacturing costs of approximately $3.2 million related to Direct Radiography Corp., which has significant fixed manufacturing and is operating significantly below manufacturing capacity. Absent Direct Radiography Corp., cost of product sales would have increased to approximately 58%. The reduction in DXA sales volume and the low sales volume of digital imaging plates resulted in the under absorption of fixed manufacturing costs.

     Research and development expenses increased 30% to $12.7 million, 15% of total revenues, in fiscal 1999 from $9.8 million, 8% of total revenues, in fiscal 1998. This increase was primarily due to the acquisition of Direct Radiography Corp. which added approximately $2.7 million of research and development expenses since June 3, 1999. We anticipate that research and development costs will increase over the next year as a result of the research and development efforts at Direct Radiography Corp.

     Selling and marketing expenses decreased 31% to $19.7 million, 24% of product sales, in fiscal 1999 from $28.6 million, 26% of product sales, in fiscal 1998. The decrease in selling and marketing expenses in 1999 is primarily due to a decrease in sales commissions paid to our distributor for the United States primary care market based on the lower sales volume in that market. Selling and marketing expenses related to Direct Radiography Corp. were approximately $500,000 for the current year.

     General and administrative expenses increased 5% to $11.0 million, 13% of total revenues, in fiscal 1999 from $10.5 million, 9% of total revenues, in fiscal 1998. The increase was primarily due to an increase in the accounts receivable reserve of approximately $900,000 related to our foreign receivables, especially in Brazil and the addition of approximately $500,000 of general and administrative expenses related to Direct Radiography Corp. in fiscal 1999. These increases were partially offset by savings achieved as a result of our downsizing implemented in the third quarter of fiscal 1999.

     Total costs and expenses related to Direct Radiography Corp. totaled approximately $6.9 million for the four months included in the fiscal 1999 results.

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

     Interest Income. Interest income decreased to $4.2 million in fiscal 1999 from $5.5 million in fiscal 1998. This decrease was due to a lower investment base than in the prior year, as a result of the use of cash to purchase our new facility and for the acquisition of Direct Radiography Corp.

     Other Expense. Other expense decreased to $548,000 in fiscal 1999 from $664,000 in fiscal 1998. These expenses include foreign currency transaction losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for all intercompany sales, thereby reducing the foreign currency exposure on those transactions.

     Provision for Income Taxes. In fiscal 1999 we have a benefit for income taxes as a result of the current year's loss. Our effective tax rate was 35.8%, which was lower than the statutory tax rates due primarily to the favorable Federal and state tax treatment afforded our foreign sales corporation and the favorable state tax treatment of a portion of our interest income.

Liquidity and Capital Resources

     At September 30, 2000, we had approximately $53.0 million of working capital. At that date our cash and cash equivalents totaled $22.8 million. Our cash, cash equivalents and short-term investments balance decreased approximately $39.9 million during fiscal 2000 primarily due to the use of $30.1 million of cash in the Trex Medical acquisition and payments for additions to property, equipment and patents. Our net loss of $18.6 million for fiscal 2000 included acquisition related charges of $13.3 million incurred in connection with the Trex Medical acquisition. In addition, non-cash charges for depreciation and amortization of $4.4 million plus changes in our current assets and liabilities, net of the Trex Medical acquisition, such amount being subject to a working capital purchase price adjustment resulted in net cash used in operating activities of $0.7 million. Cash used in operations due to changes in our current assets and liabilities included increases in accounts payable of $3.1 million, accrued expenses of $6.2 million and deferred revenue of $2.0 million and decreases in prepaid expenses and other current assets of $4.6 million, accounts receivable of $2.2 million and inventory of $0.8 million. These sources of cash were partially offset by the increase of $10.5 million for deferred income taxes.

     We finance some sales to Latin America over a two-to-three year time-frame. At September 30, 2000, we had total accounts receivable outstanding of approximately $4.1 million relating to these sales, of which approximately $490,000 were long-term and included in other assets. As of September 30, 2000, we have not experienced any significant write-offs of these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

     In fiscal 2000, we purchased approximately $5.8 million of property and equipment, which consisted primarily of building improvements at our facilities in Bedford, MA and Newark, DE, furniture and fixtures for these facilities and,
to a lesser extent, computers.   In September 2000, we also purchased
substantially all of the medical imaging assets of Trex Medical for approximately $30 million in cash and an 11.5% promissory note in the principal amount of $25 million with accrued interest first payable on September 13, 2001 and semi-annually thereafter. The entire principal balance is due on September 13, 2003. The promissory note is secured by our real property in Danbury, Connecticut and Bedford, Massachusetts.

     In connection with a fee-per-scan program offered for our DXA bone densitometers, we entered into a remarketing agreement whereby we have agreed to perform certain remarketing activities and to cover certain losses incurred by the leasing company up to 10% of the total fee-per-scan contracts funded. Under this strategic alliance program, we installed approximately $60.6 million in units since 1996. As of September 30, 2000, approximately 22% of these systems were awaiting remarketing after having been returned, net of remarketed or converted units. This fee-per-scan program was terminated in February 1999.
The leasing company purchased all the DXA densitometers covered under these contracts from us. We reserved for potential losses under these contracts during the fee-per-scan program term by deferring revenue of an amount equal to 10% of the contracts funded. We are in litigation that we initiated with the leasing company through a declaratory judgment action regarding the extent of our respective obligations under this contract. The leasing company is seeking unspecified compensatory damages and other relief. We believe that we have meritorious defenses and are vigorously defending ourselves. Nevertheless, litigation can be expensive and time consuming. While we believe that the outcome will not have a material adverse effect on our business, we cannot guarantee the outcome of this litigation. An unfavorable outcome or prolonged litigation could materially harm our business, results of operations or financial condition.

     In connection with our Trex Medical acquisition, we assumed liability for a lawsuit filed by Fisher Imaging against Trex Medical alleging that the Lorad prone biopsy system infringes upon two Fischer Imaging patents, subject to indemnification from Trex Medical and its parent, Thermo Electron Corporation, for any damages up to our adjusted purchase price for the Trex Medical assets. In connection with this arrangement, Trex Medical is continuing to defend this lawsuit. If Trex Medical is unsuccessful in defending this lawsuit, we may be prohibited from manufacturing and selling the prone-breast biopsy system without a license from Fischer Imaging and Fischer Imaging could be awarded significant damages. If a license were required, we cannot assure that we would be able to obtain one on commercially reasonable terms, if at all. Moreover, if Fischer Imaging were awarded damages, we cannot assure that our indemnification from Trex Medical and Thermo Electron would be sufficient to cover the amount of the award.

     Except as set forth above, we do not have any significant capital commitments. We believe that our revenues and existing resources will be sufficient to fund our planned operations for our 2001 fiscal year. However, we are working on several projects, with an emphasis on direct radiography plates and systems. We believe that we may require additional funds in order to complete the development, conduct clinical trials and achieve regulatory approvals of our direct radiography and other products under development over the next several years. Moreover, we may require additional funds for the working capital to commence the manufacture and marketing of these new products in commercial quantities, if and when approved or cleared by the regulatory authorities. We are reviewing various alternatives to obtain additional funding, including the sale and lease-back of one of our owned facilities, working capital financing and possible strategic alliances to help support our ongoing research and development costs. See "Risk Factors" below.

Recent Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Hologic is still in the process of evaluating the impact, but has not yet quantified, the adoption of this statement will have on its financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25. Interpretation 44 clarifies the application of Opinion 25 in certain situations, as defined. Interpretation 44 is effective July 1, 2000 but covers certain events having occurred after December 15, 1998. Accordingly, upon initial application of the Interpretation, (a) no adjustments would be made to financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The adoption of this Interpretation did not have any effect on the accompanying financial statements.

     Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, was
issued in December 1999.   On March 24, 2000, the SEC deferred implementation of
SAB 101 until the second calendar quarter of 2000, and on June 26, 2000, implementation was further deferred until the fourth quarter of calendar 2000. Hologic is required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, no later than the fourth quarter of fiscal 2001. Hologic is still in the process of evaluating the impact, but has not yet quantified the impact, this bulletin will have on the consolidated financial statements.

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

  We are incurring significant losses.

     We incurred net losses of $18.6 million in fiscal 2000. Of these losses, net losses of approximately $13.4 million were attributable to the operations of Direct Radiography Corp. and $7.8 million were attributable to charges incurred in connection with our acquisition of substantially all of the medical imaging assets of Trex Medical in September 2000. Direct Radiography Corp. has had only limited sales of its products, primarily for test purposes. We intend to incur significant expenses in connection with the further development and commercialization of our direct radiography products and the mammography and other X-ray systems we purchased from Trex Medical.

  We may be unable to successfully integrate the operations of our recent acquisitions.

     We acquired the United States business of Trex Medical in September 2000 and Direct Radiography Corp. in June 1999. Both of these acquisitions involves numerous risks generally associated with acquisitions, including:

     .    the diversion of management's attention;
     . the assimilation of operations, personnel and products of the acquired businesses;
     .    the ability to manage geographically remote units; and
     .    the potential loss of key employees of the acquired businesses.

     We may not be able to successfully integrate the operations of Trex Medical or Direct Radiography Corp. Failure to do so would have a material adverse effect on our business, results of operations and financial condition.

  Our failure to reduce our losses or obtain additional funding could result in the delay or limitation of our research and development activities or otherwise have a material adverse effect on our business, results of operations and financial condition.

     We are working on the research and development of several long-term projects, with an emphasis on direct radiography plates and systems. We believe that we may require significant additional funds in order to complete the development, conduct clinical trials and achieve regulatory approvals of our direct radiography and other products under development over the next several years. Moreover, we may require additional funds for the working capital to commence the manufacture and marketing of these new products in commercial quantities, if and when approved or cleared by the regulatory authorities. As a result, we anticipate that we will be required to reduce our losses or obtain additional funding to support these efforts. In order to reduce losses we may be required to reduce our research and development expenditures. Such a reduction could result in the delay or limitation of our ongoing research and development projects.

  Our success depends on new product development.

     We have a continuing research and development program designed to develop new products and to enhance and improve our products. We are expending significant resources on the development of digital X-ray imaging products. The successful development of our products and product enhancements are subject to numerous risks, both known and unknown, including:

     .    unanticipated delays;
     .    budget overruns;
     .    technical problems; and
     . other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products, including, for example, changes requested by the FDA in connection with pre-market approval applications for our products or 510(k) notification.

     Given the uncertainties inherent with product development and introduction, we cannot assure that any of our product development efforts will be successful on a timely basis or within budget, if at all. Our failure to develop new products and product enhancements on a timely basis or within budget could have a material adverse effect on our business, results of operations or financial condition.

  The markets for our direct radiography products are unproven.

     In 1998, Direct Radiography Corp. was the first company to introduce direct-to-digital X-ray imaging products in the United States. Since that introduction, Direct Radiography Corp. has had only limited sales of its products, primarily for test purposes. Moreover, the markets for these products are relatively new and remain unproven. There is a significant installed base of conventional X-ray imaging products in hospitals and radiological practices. The use of our direct-to-digital X-ray imaging products would require these potential customers to either modify or replace their existing X-ray imaging equipment. Because of the early stage of the markets for these products, it is likely that our evaluation of the potential markets for these products will materially vary with time. We cannot assure that any significant market will develop for our direct radiography products.

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

     We are in litigation that we initiated with Fleet through a declaratory judgment action regarding the extent of our respective obligations under our strategic alliance program. Fleet is seeking unspecified compensatory damages and other relief. We believe that we have meritorious defenses and are vigorously defending ourselves. Nevertheless, litigation can be extremely expensive and time consuming. Furthermore, we cannot make any guarantees regarding the outcome of this action. An unfavorable outcome or prolonged litigation could materially harm our business, results of operations or financial condition.

  Our reliance on one or only a limited number of suppliers for some key components or subassemblies for our products could have a material adverse affect on our business.

     We rely on one or only a limited number of suppliers for some key components or subassemblies for our products. In particular we have only one source of supply for each of the panel and the coating of that panel for our direct radiography products. In addition we have only limited sources of supply for several key components used in our mini c-arm systems. Obtaining alternative sources of supply of these components could involve significant delays and other costs, and may not be available to us on reasonable terms, if at all. The failure of a component supplier or contract assembler to provide acceptable quality and timely components or assembly service at an acceptable price, or an interruption of supplies from such a supplier could have a material adverse effect on our business, financial condition or results of operations.

  The success of our bone densitometry business depends in large part on the development and more widespread acceptance of complementary therapies.

     Our bone densitometers and related products are used to assist physicians in diagnosing patients at risk for osteoporosis and other bone disorders, and to monitor the effectiveness of therapies to treat these disorders. As a result, the success of these products will in large part be dependent upon the development and more widespread acceptance of drug therapies to prevent and to treat osteoporosis. Over the last several years, the FDA has approved a number of drug therapies to treat osteoporosis. We also understand that a number of other drug therapies are under development. While sales of our bone densitometry products have benefited from the increased availability and use of these therapies, most patients who are at risk for osteoporosis continue to go untreated. We cannot assure that any therapies under development or in clinical trials will prove to be effective, obtain regulatory approval, or that any approved therapy will gain wide acceptance. Even if these therapies gain widespread acceptance, we cannot assure that such acceptance will increase the sales of our products.

  The uncertainty of healthcare reform could adversely affect our business.

     Healthcare reform proposals and medical cost containment measures in the United States and in many foreign countries could:

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

     In the United States, the Health Care Finance Administration, known as HCFA, establishes guidelines for the reimbursement of healthcare providers treating Medicare and Medicaid patients. Under current HCFA guidelines, varying reimbursement levels have been established for DXA and ultrasound bone density assessment, mammography and other imaging and diagnostic procedures performed by our products. The actual reimbursement amounts are determined by individual state Medicare carriers and, for non Medicare and Medicaid patients, private insurance carriers. There are often delays between the reimbursement approvals by HCFA and by a state Medicare carrier and private insurance carriers. Moreover, states as well as private insurance carriers may choose not to follow the HCFA reimbursement guidelines. The use of our products outside the United States are similarly affected by reimbursement policies adopted by foreign regulatory and insurance carriers. A reduction or other adverse change in reimbursement policies for the use of our products could have a material adverse effect on our business, results of operations or financial condition.

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

     General Electric, Norland Medical Systems, Aloka, Diagnostic Medical Systems and Hitachi have developed dual X-ray systems to measure bone density. In ultrasound, we compete with General Electric, Myriad, McCue and OSI Systems and expect additional competitors in the future based upon the greater availability of ultrasound technology. In addition, General Electric, Norland Medical Systems, OSI Systems and Schick have peripheral X-ray systems that compete with our dual X-ray and ultrasound bone densitometry products, primarily on price.

     Our direct-to-digital imaging and general radiography products compete with traditional X-ray systems as well as computed radiography systems, which are less expensive than our products, and other direct-to-digital systems. Many of these competitors have established relationships with hospitals and other of our potential customers in our targeted markets. The larger competitors in these markets include General Electric, Siemens and Philips, Canon and Varian.

     Our mini c-arm products compete directly with mini c-arms manufactured and sold by a limited number of companies including General Electric, OEC Medical and XiTec. We also compete indirectly with manufacturers of conventional c-arm image intensifiers including Philips, Siemens, General Electric, OEC Medical, Fischer Imaging and Picker International.

     Our mammography systems and our minimally invasive breast-biopsy systems compete with products offered by General Electric, Fischer Imaging Corporation and Philips and with conventional surgical biopsy procedures.

  Our results of operations are subject to significant quarterly variation and seasonal fluctuation.

     Our results of operations have been and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including:

     .    the overall state of healthcare and cost containment efforts;
     .    the development status and demand for drug therapies to treat osteoporosis;
     . the development status and demand for our direct-to-digital imaging products;
     .    economic conditions in our markets;
     .    the timing of orders;
     .    the timing of expenditures in anticipation of future sales;
     .    the mix of products sold by us;
     . the introduction of new products and product enhancements by us or our competitors; and
     .    pricing and other competitive conditions.

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

  We conduct our business worldwide, which exposes us to a number of difficulties in coordinating our international activities and dealings with multiple regulatory environments.

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

     We have experienced difficulties in collecting accounts receivable in Latin America, which as of September 30, 2000 totaled $4.1 million, including $490,000 of long-term accounts receivable included in other assets. In fiscal 2000, we increased our reserve against our receivables, including these Latin American receivables, by $500,000.

  Fluctuations in the exchange rates, in relation to the U.S. dollar, and the other foreign currencies in which we conduct our business could have a material adverse effect on our operating results.

     In fiscal 2000, foreign sales accounted for approximately 33% of our product sales. We maintain sales and service offices in Belgium, France and Spain. The expenses and sales of these offices are denominated in local currencies. We anticipate that foreign sales and sales denominated in foreign currencies will continue to account for a significant portion of our total sales. Fluctuations in the value of local currencies have caused and are likely to continue to cause, amounts translated into U.S. dollars to fluctuate in comparison with previous periods. In particular, an increase in the value of the local currencies in which we have offices would likely increase our expenses relative to U.S. dollar sales and could have a material adverse effect on our operating results. We have hedged our foreign currency exposure by borrowing funds in local European currencies to pay the expenses of our foreign offices. There is a risk that these hedging activities will not be successful in mitigating our foreign exchange risk exposure.

  Our business could be materially adversely affected if we are unable to protect our proprietary technology.

     We rely primarily on a combination of trade secrets, patents, copyright and trademark laws, confidentiality procedures to protect our technology. As of November 17, 2000, we had obtained 125 patents, licensed 20 patents and have pending 50 patent applications in the United States. Our patents have expiration dates ranging from 2001 to 2017. Two licensed patents with ultrasound and X-ray claims will expire in 2001. We have obtained or applied for corresponding patents and patent applications in several foreign countries for some of our patents and patent applications. There is a risk that these patent applications will not be granted or that the patent or patent application will not provide significant protection for our products and technology. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as United States intellectual property laws. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology.

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

  We may be prohibited from manufacturing and selling the Lorad prone breast-biopsy system and be required to pay significant damages if Fischer Imaging Corporation succeeds in its lawsuit against Trex Medical which alleges that the system infringes two Fischer Imaging patents.

     In connection with our Trex Medical acquisition, we assumed liability for a lawsuit filed by Fisher Imaging against Trex Medical alleging that the Lorad prone biopsy system infringes upon two Fischer Imaging patents, subject to indemnification from Trex Medical and its parent, Thermo Electron Corporation, for any damages up to our adjusted purchase price for the Trex Medical assets. In connection with this arrangement, Trex Medical is continuing to defend this lawsuit. If Trex Medical is unsuccessful in defending this lawsuit, we may be prohibited from manufacturing and selling the prone-breast biopsy system without a license from Fischer Imaging and Fischer Imaging could be awarded significant damages. If a license were required, we cannot assure that we would be able to obtain one on commercially reasonable terms, if at all. Moreover, if Fischer Imaging were awarded damages, we cannot assure that our indemnification from Trex Medical and Thermo Electron would be sufficient to cover the amount of the award. A significant award above the indemnification amount could have a material adverse effect on our on our business, financial condition or results of operations.

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

     Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a line of credit at the Europe Interbank Offered Rate. At September 30, 2000, our outstanding borrowings under the line of credit were $388,000, at a weighted average interest rate of 5.0%

     Substantially all of our sales outside the United States are conducted in U.S. dollar denominated transactions. We operate two European subsidiaries which incur expenses denominated in local currencies. However, we believe that these operating expenses will not have a material adverse effect on our business, results of operations or financial condition.

Item 8.   Financial Statements and Supplementary Data.

     The consolidated Financial Statements and Supplementary Data of Hologic are listed under Part IV, Item 14, in this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference to the sections entitled "Election of Directors" and "Executive Officers" in Hologic's Definitive Proxy Statement for its annual meeting of stockholders scheduled to be held on March 6, 2001 to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation" in Hologic's Definitive Proxy Statement for its annual meeting of stockholders scheduled to be held on March 6, 2001 to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference to the section entitled "Share Ownership of Directors, Officers and Certain Beneficial Owners" in Hologic's Definitive Proxy Statement for its annual meeting of stockholders scheduled to be held on March 6, 2001 to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 13.  Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the section entitled "Certain Transactions" in Hologic's Definitive Proxy Statement for its annual meeting of stockholders scheduled to be held on March 6, 2001 to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements
          Report of Independent Public Accountants

          Consolidated Balance Sheets as of September 25, 1999
          and September 30, 2000

          Consolidated Statements of Operations for the years ended September 26, 1998, September 25, 1999 and September 30, 2000

          Consolidated Statements of Stockholders' Equity for the years ended September 26, 1998, September 25, 1999 and September 30, 2000

          Consolidated Statements of Cash Flows for the years ended September 26, 1998, September 25, 1999 and September 30, 2000

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

     (3)  Listing of Exhibits

Exhibit
Number                                                                                                    Reference
-------                                                                                                   ---------
 2.01  Securities Purchase Agreement dated April 28, 1999, as amended on June 3, 1999, by and among            M-1
       Hologic, Sterling Diagnostic Imaging, Inc., and SDI Investments, L.L.C.
 2.02  Contract of Sale dated April 28, 1999, as amended on June 3, 1999, by and between Hologic and           M-2
       Glasgow Land Company, L.L.C.
 2.03  Asset Purchase and Sale Agreement Among Trex Medical Systems, Corporation, Trex Medical                 O-2
       Corporation, ThermoTrex Corporation and Thermo Electron Corporation and Hologic, Inc. dated
       August 13, 2000
 3.01  Certificate of Incorporation of Hologic                                                                A-3.01

 3.02  By-laws of Hologic                                                                                     A-3.02
 4.01  Specimen certificate for shares of Hologic's Common Stock                                                B-1
 4.02  Description of capital stock (contained in the Certificate of Incorporation of Hologic, filed as       A-3.01
       Exhibit 3.01).
 4.03  Rights Agreement dated December 22, 1992                                                                 C-1
 4.04  Form of Rights Certificate                                                                               C-2
 4.05  Amendment No. 1 to Rights Agreement, dated as of December 13, 1995                                     H-4.01
 4.06  Amendment No. 2 to Rights Agreement, dated as of December 9, 1996                                      H-4.02
 4.07  Amendment No. 3 to Rights Agreement, dated as of April 25, 1999                                        L-4.03
10.01  1986 Combination Stock Option Plan, as amended                                                        E-10.07*
10.02  Amended and Restated 1990 Non-Employee Director Stock Option Plan                                     F-10.08*
10.03  1995 Employee Stock Purchase Plan                                                                     E-10.09*
10.04  1995 Combination Stock Option Plan                                                                    F-10.10*
10.05  Amended and Restated 1999 Equity Incentive Plan                                                        K-10*
10.06  Form of Indemnification Agreement for directors and certain officers of Hologic                       A-10.12*
10.07  Employment Agreement with an officer of Hologic                                                       D-10.22*
10.08  Severance Agreement with an officer of Hologic                                                        P-10.08*
10.09  Severance Agreement with an officer of Hologic                                                        P-10.09*
10.10  Severance Agreement with an officer of Hologic                                                        P-10.10*
10.11  Severance Agreement with an officer of Hologic                                                        P-10.11*
10.12  Restricted Stock Purchase Agreement with an officer of Hologic                                     filed herewith*
10.13  Restricted Stock Purchase Agreement with an officer of Hologic                                     filed herewith*
10.14  Restricted Stock Purchase Agreement with an officer of Hologic                                     filed herewith*
10.15  License Agreement by and between Hologic and Vivid Technologies, Inc.                                 A-10.18
10.16  Amendment No.1 to the License Agreement by and between Hologic and Vivid Technologies, Inc.           G-10.25
10.17  Termination Agreement                                                                                 P-10.16
10.18  Facility Lease (Northbrook)                                                                           G-10.26
10.19  Building Purchase and Sale Agreement                                                                    I-10
10.20  Master Product Financing Agreement                                                                    J-10.34**
10.21  Amendment to Master Product Financing Agreement by and between Hologic and Sanwa Business Credit       N-10.2
       Corporation
10.22  Amended and Restated Program Supplement Number 1 to Master Product Financing Agreement by and          N-10.3
       between Hologic and Sanwa Business Credit Corporation
10.23  Secured Promissory Note                                                                            filed herewith
10.24  Mortgage, Security Agreement and assignment of Leases and Rents (Danbury)                          filed herewith
10.25  Mortgage, Security Agreement and assignment of Leases and Rents (Bedford)                          filed herewith
10.26  Guaranty                                                                                           filed herewith
10.27  Supply Agreement                                                                                   filed herewith
10.28  Facility Lease (Littleton)                                                                             Q-10.89
10.29  Facility Lease (Danbury)                                                                               Q-10.14
21.01  Subsidiaries of the Company                                                                            P-21.01
23.01  Consent of Arthur Andersen LLP                                                                     Filed herewith

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

O We previously filed this exhibit on October 2, 2000 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of September 15, 2000, and the previously filed exhibit is incorporated herein by reference.

P We previously filed this exhibit on December 23, 1999 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 25, 1999, and the previously filed exhibit is incorporated by reference.

Q Trex Medical Corporation previously filed this exhibit with the referenced exhibit number as an Exhibit to its Registration Statement on Form S-1 (Reg. No. 333-2926), and the previously filed exhibit is incorporated by reference.

(b)  Reports on Form 8-K.

     The following Current Report on Form 8-K was filed by the registrant during the last quarter of the period covered by this report:

     Current Report on Form 8-K filed on August 28, 2000 regarding the execution of the Trex Medical Systems Corporation Asset Purchase and Sale Agreement.

(d)  Financial Statement Schedules:

     The financial statement schedules required are included as part of Item (2) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HOLOGIC, INC.

                                                By: /s/ S. David Ellenbogen
                                                    ---------------------------
                                                        S. DAVID ELLENBOGEN
                                                      Chairman of the Board and
                                                      Chief Executive Officer
Dated:  December 21, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                     Title                       Date
         ---------                     -----                       ----
/s/ S. David  Ellenbogen         Director and                     December 21,2000
-----------------------------    Chief Executive Officer
   S. DAVID ELLENBOGEN


/s/ Steve L. Nakashige           Director, President, and         December 21, 2000
-----------------------------    Chief Operating Officer
  STEVE L. NAKASHIGE


                                 Executive Vice President, and
/s/ Glenn P. Muir                Principal Financial Officer      December 21, 2000
-----------------------------
  GLENN P. MUIR


/s/ Jay A. Stein                 Director and                     December 21, 2000
-----------------------------    Executive Vice President
   JAY A. STEIN


/s/ Robert H. Lavallee           Vice President and               December 21, 2000
-----------------------------    Pricipal Accounting Officer
  ROBERT H. LAVALLEE


/s/ Irwin Jacobs                 Director                         December 21, 2000
-----------------------------
  IRWIN JACOBS


/s/ William A. Peck              Director                         December 21, 2000
-----------------------------
  WILLIAM A. PECK


/s/ Gerald Segel                 Director                         December 21, 2000
-----------------------------
  GERALD SEGEL


/s/ Elaine Ullian                Director                         December 21, 2000
-----------------------------
  ELAINE ULLIAN

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hologic, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Hologic, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated November 15, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /s/ Arthur Andersen LLP


Boston, Massachusetts
November 15, 2000

                                  SCHEDULE II

                        HOLOGIC, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                                (in Thousands)

                                          Balance at  Charged to                                 Balance
                                          Beginning   Costs and     Acquired                    at End of
                                          of Period    Expenses     Reserves     Writeoffs       Period
                                          ----------  ----------    --------     ---------      ---------
Allowance for Uncollectible Amounts
 Year Ended:


September 26, 1998                          $1,460      $  640      $   --          $  --        $2,100
September 25, 1999                          $2,100      $1,380      $   --          $  --        $3,480
September 30, 2000                          $3,480      $1,816      $3,226          $(599)       $7,923


Accrued Acquisition Reserve Year Ended:


September 26, 1998                          $--          $--        $   --          $  --        $--
September 25, 1999                          $--          $--        $   --          $  --        $--
September 30, 2000                          $--          $2,000     $   --          $  --        $2,000