Form 10-Q
period 2000-12-30
HOLOGIC INC
filed 2001-02-13
CIK 859737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                   FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        DECEMBER 30, 2000
                                      -----------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number:          0-18281
                                 -------

                                 HOLOGIC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                             04-2902449
------------------------                       ---------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

                 35 Crosby Drive, Bedford, Massachusetts 01730
             ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (781) 999-7300
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                     Yes X No __

As of February 2, 2001 15,470,210 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                                     INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


     Consolidated Balance Sheets
     December 30, 2000 (unaudited) and September 30, 2000................... 3


     Consolidated Statements of Operations
     Three Months Ended December 30, 2000
     and December 25, 1999 (unaudited)...................................... 4


     Consolidated Statements of Cash Flows
     Three Months Ended December 30, 2000
     and December 25, 1999 (unaudited)...................................... 5


     Notes to Consolidated Financial Statements............................. 6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 11


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......... 14


PART II - OTHER INFORMATION................................................. 15


SIGNATURES.................................................................. 16

                         HOLOGIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except per share data)
                                     ASSETS

                                                          December 30,   September 30,
                                                              2000           2000
                                                          ------------   -------------
CURRENT ASSETS:
Cash and cash equivalents............................     $  22,359      $  22,778
Accounts receivable, less reserves of $8,010 and
$7,923, respectively ................................        46,158         50,580
Inventories .........................................        36,218         39,706
Prepaid expenses and other current assets............         2,687          3,041
                                                           --------       --------
Total current assets ................................       107,422        116,105
                                                           --------       --------
PROPERTY AND EQUIPMENT, at cost:
Land ................................................        12,203         12,203
Buildings and improvements...........................        36,321         35,919
Equipment ...........................................        21,936         21,568
Furniture and fixtures...............................         4,002          3,918
Leasehold improvements...............................         1,113            636
                                                           --------       --------
                                                             75,575         74,244
Less: Accumulated depreciation and amortization .....        12,989         11,450
                                                           --------       --------
                                                             62,586         62,794
                                                           --------       --------
INTANGIBLE ASSETS:
Developed technology and know-how....................        11,505         11,800
Assembled workforce..................................         2,850          3,000
Goodwill and other intangible assets, net............         4,314          4,337
                                                           --------       --------
                                                             18,669         19,137
                                                           --------       --------
Deferred Income Taxes, net...........................        16,809         16,809
Other Assets, net....................................         4,852          4,810
                                                           --------       --------
Total assets.........................................     $ 210,338      $ 219,655
                                                           ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           December 30,   September 30,
                                                               2000           2000
                                                            ----------      ---------
CURRENT LIABILITIES:
Line of credit.......................................     $   1,630      $     388
Accounts payable.....................................        15,080         16,414
Accrued expenses.....................................        29,607         32,639
Deferred revenue.....................................        13,801         13,642
                                                           --------       --------
Total current liabilities............................        60,118         63,083
                                                           --------       --------

Note Payable.........................................        25,000         25,000
                                                           --------       --------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value-
 Authorized - 1,623 shares,
 Issued - 0 shares...................................          --             --
Common stock, $.01 par value-
 Authorized - 30,000 shares
 Issued - 15,456 and 15,419 shares, respectively.....           155            154
Capital in excess of par value.......................       110,430        110,233
Retained earnings....................................        17,056         23,821
Cumulative translation adjustment....................        (1,957)        (2,172)
Treasury stock, at cost, 45 shares...................          (464)          (464)
                                                           --------       --------
Total stockholders' equity...........................       125,220        131,572
                                                           --------       --------
Total liabilities and stockholders' equity...........     $ 210,338      $ 219,655
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

                         HOLOGIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                          Three Months Ended
                                          ------------------
                                          December 30,  December 25,
                                             2000          1999
                                           --------      --------
REVENUES:
Product sales............................  44,450      $ 21,072
Other revenues...........................     101           223
                                          -------      --------
                                           44,551        21,295
                                          -------      --------
COSTS AND EXPENSES:
Cost of product sales....................  31,280        13,032
Research and development.................   5,983         4,712
Selling and marketing....................   9,069         5,875
General and administrative...............   5,178         2,968
                                          -------      --------
                                           51,510        26,587
                                          -------      --------

Loss from operations ....................  (6,959)       (5,292)

Interest income..........................     318           853

Other expense............................    (124)          (31)
                                          -------      --------

Loss before benefit for income taxes ....  (6,765)       (4,470)

BENEFIT FOR INCOME TAXES ................      --        (1,600)
                                          -------      --------
Net loss.................................  (6,765)     $ (2,870)
                                          =======      ========
BASIC AND DILUTED NET LOSS
PER COMMON SHARE ........................ $  (.44)     $   (.19)
                                          -------      --------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING ...............  15,387        15,262
                                          =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        HOLOGIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                   December 30,        December 25,
                                                                                   -----------         -----------
                                                                                       2000               1999
                                                                                     -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss......................................................................... $   (6,765)         $  (2,870)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities-
   Depreciation and amortization..................................................      2,295                815
   Compensation expense related to issuance of common stock.......................        168                 27
   Changes in assets and liabilities-
      Accounts receivable.........................................................      4,349                395
      Inventories.................................................................      3,488               (730)
      Prepaid expenses and other current assets...................................        354              4,181
      Accounts payable............................................................     (1,334)               276
      Accrued expenses............................................................     (3,032)               354
      Deferred revenue............................................................        159              1,715
                                                                                   ----------          ---------
       Net cash (used in) provided by operating activities........................       (318)             4,163
                                                                                   ----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of held-to-maturity investments........................................         --             (6,941)
 Sales and maturities of held-to-maturity investments.............................         --              9,226
 Purchases of property and equipment..............................................     (1,369)              (856)
 Increase in other assets.........................................................       (220)            (5,191)
                                                                                   ----------          ---------
       Net cash used in investing activities......................................     (1,589)            (3,762)
                                                                                   ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings (repayments) under line of credit.....................................      1,242               (680)
 Issuance of common stock pursuant to options and employee stock
  purchase plan, including tax benefit............................................         31                 --
                                                                                   ----------          ---------
       Net cash  provided by (used in) financing activities.......................      1,273               (680)
                                                                                   ----------          ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH...........................................        215               (136)
                                                                                   ----------          ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (419)              (415)
CASH AND CASH EQUIVALENTS, beginning of period....................................     22,778             36,508
                                                                                   ----------          ---------
CASH AND CASH EQUIVALENTS, end of period.......................................... $   22,359          $  36,093
                                                                                   ==========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for income taxes..................................... $        2          $     --
                                                                                   ==========          =========
 Cash paid during the period for interest......................................... $        4          $       4
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

                         HOLOGIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                     (In thousands, except per share data)

(1) BASIS OF PRESENTATION

   The consolidated financial statements of Hologic, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2000, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 22, 2000.

   The consolidated balance sheet as of December 30, 2000, the consolidated statements of operations and cash flow for the three months ended December 30, 2000 and December 25, 1999, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

   The results of operations for the three months ended December 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 29, 2001.

(2) ACQUISITION

   On September 15, 2000 the Company acquired the U.S. business assets of Trex Medical Systems Corporation (Trex Medical) in exchange for $30,000 in cash and a note in the amount of $25,000 at 11.5% per annum that requires the full amount of principal to be repaid on September 13, 2003.

   The aggregate purchase price for Trex Medical was $56,000 which included approximately $1,000 related to acquisition fees and expenses. The purchase price is subject to an adjustment based upon the working capital position of the business as of September 15, 2000.

   Unaudited pro forma operating results for the Company, assuming the Acquisition of Trex Medical occurred on September 26, 1999 are as follows:


                                        Three Months Ended
                                        ------------------
                                           December 25,
                                              1999
                                              ----

Net sales................................   $ 45,066
Net loss.................................   $(14,114)
Basic and diluted net loss per share.....   $  (0.92)

(3)  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                December 30,   September 30,
                                                    2000            2000
                                                    ----            ----
Raw materials and work-in-process...............  $23,906          $24,742
Finished goods..................................   12,312           14,964
                                                  -------          -------
                                                  $36,218          $39,706
                                                  =======          =======

     Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(4)    PATENT ACQUISITION

     In 2000 and the first quarter of fiscal 2001, the Company acquired certain intellectual property to be incorporated into certain of its products for $1,500 and $500, respectively. The intellectual property is being amortized to operations on a straight-line basis over ten years.

(5)  EARNINGS PER SHARE

     Diluted weighted average shares outstanding do not include options outstanding for 3,606 shares as of December 30, 2000, and options outstanding for 2,570 shares as of December 25, 1999, as their effect would have been anti-dilutive.

(6)  CONCENTRATION OF CREDIT RISK

     The Company finances certain sales to Latin America over a two-to-three year time-frame. At December 30, 2000, the Company had total accounts receivable outstanding of approximately $3,800 relating to these sales, of which $564 were long-term and included in other assets. As of December 30, 2000, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

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

A reconciliation of comprehensive loss is as follows:


                                                 Three Months Ended
                                                 ------------------
                                           December 30,       December 25,
                                               2000              1999
                                             --------           -------
Net loss as reported.......................  $(6,765)           $(2,870)
Foreign currency translation adjustment....      215                (43)
                                             -------            -------
Comprehensive loss.........................  $(6,550)           $(2,913)
                                             =======            =======

(8)  BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

     Segment information for the three months ended December 30, 2000 and December 25, 1999 is as follows:


                                                       Three Months Ended
                                                       ------------------
                                                 December 30,       December 25,
                                                    2000               1999
                                                  --------           --------
Total revenues-
Bone Assessment                                   $ 14,777           $ 16,200
Mini C-Arm Imaging                                   3,763              3,412
Digital Imaging                                      2,376              1,683
Mammography/General Radiography                     23,635                 --
                                                  --------           --------
                                                  $ 44,551           $ 21,295
                                                  ========           ========
Operating income (loss)-
Bone Assessment                                   $    939           $   (433)
Mini C-Arm Imaging                                     (56)               234
Digital Imaging                                     (6,170)            (5,093)
Mammography/General Radiography                     (1,672)                --
                                                  --------           --------
                                                  $ (6,959)          $ (5,292)
                                                  ========           ========
Net income (loss)-
Bone Assessment                                   $  1,417           $    314
Mini C-Arm Imaging                                     385                 92
Digital Imaging                                     (6,173)            (3,276)
Mammography/General Radiography                     (2,394)                --
                                                  --------           --------
                                                  $ (6,765)          $ (2,870)
                                                  ========           ========
Depreciation and amortization-
Bone Assessment                                   $    855           $    674
Mini C-Arm Imaging                                      62                 63
Digital Imaging                                        350                 78
Mammography/General Radiography                      1,028                 --
                                                  --------           --------
                                                  $  2,295           $    815
                                                  ========           ========
Capital expenditures-
Bone Assessment                                   $    342           $    170
Mini C-Arm Imaging                                     162                 11
Digital Imaging                                        473                675
Mammography/General Radiography                        392                 --
                                                  --------           --------
                                                  $  1,369           $    856
                                                  ========           ========

                                                December 30,      September 30,
                                                    2000               2000
                                                  --------           --------
Identifiable assets-
Bone Assessment                                   $107,785           $110,425
Mini C-Arm Imaging                                  18,520             17,539
Digital Imaging                                      6,868             10,038
Mammography/General Radiography                     77,165             81,653
                                                  --------           --------
                                                  $210,338           $219,655
                                                  ========           ========

Export sales from the United States to unaffiliated customers primarily in Europe, Asia and Latin America during the three months ended December 30, 2000 totaled approximately $4,834 and for the three months ended December 25, 1999 totaled approximately $5,002.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:



                      Three Months Ended
                      ------------------
                 December 30,      December 25,
                    2000              1999
                    ----              ----
Europe               14%               29%
Asia                  7                 6
All others           10                 4
                     --                --
                     31%               39%
                     ==                ==

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

     In connection with the Trex Medical acquisition, Hologic assumed liability for a lawsuit filed by Fisher Imaging against Trex Medical alleging that the Lorad prone biopsy system infringes upon two Fischer Imaging patents, subject to indemnification from Trex Medical and its parent, Thermo Electron, for any damages up to our adjusted purchase price for the Trex Medical assets. In connection with this arrangement, Trex Medical is continuing to defend this lawsuit and has advised the Company that it believes that it has meritorious defenses to Fischer's claims. If Trex Medical is unsuccessful in defending this lawsuit, the Company may be prohibited from manufacturing and selling the prone-breast biopsy system without a license from Fischer and Fischer could be awarded significant damages. If a license were required, Hologic cannot assure that it would be able to obtain one on commercially reasonably terms, if at all. Moreover, if Fischer were awarded damages, Hologic cannot assure that its indemnification from Trex Medical and Thermo Electron would be sufficient to cover the amount of the award.

     In the ordinary course of business, the Company is party to other various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

(10) NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

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

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

                         HOLOGIC, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

     This report contains forward-looking information that involves risks and uncertainties, including statements about the Company's and its management's plans, objectives, expectations, beliefs and intentions. Actual results may be materially different than those anticipated in these forward-looking statements. Factors that could cause actual results to materially differ include known and unknown risks, including, without limitation, the Company's ability to integrate the operations of its acquired businesses successfully; the unproven nature of the markets for digital X-ray products; the Company's ability to predict accurately the demand for its products in these emerging markets and to develop strategies to address these markets successfully; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks and delays; the ability of the Company to reduce losses or obtain financing to sustain its development and commercialization efforts; the Company's reliance on one or only a limited number of suppliers for some key components or subassemblies of our products; the Company's dependence on third party distributors to commercialize its Direct Radiography products; risks related to the discontinuance of placements of new bone densitometers under the Company's strategic alliance program, and Hologic's remarketing obligations and associated litigation under that program; risk relating to potential unanticipated costs and disruptions associated with the Company's recent announcement to move its Fluoroscan mini c-arm manufacturing operations to Massachusetts, technical innovations that could render products marketed or under development by Hologic obsolete; competition; reimbursement policies for bone density testing, vertebral fracture assessment and mammography; and regulatory approval and market acceptance of drug therapies for osteoporosis. Other factors that could adversely affect the Company's business and prospects are described in the Company's reports and registration statements filed with the Securities and Exchange Commission. Our results of operations have and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including those set forth above. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

    Revenues. Total revenues for the first quarter of fiscal 2001 increased 109% to $44.6 million from $21.3 million for the first quarter of fiscal 2000. This increase was primarily due to the addition of revenues of $23.6 million from sales of mammography and general radiography products acquired from Trex Medical in September 2000. Revenues in our original businesses of Hologic bone, FluoroScan c-arm and DRC digital were $20.9 million in the current quarter compared to $21.3 million in the first quarter of fiscal 2000. This decrease was due to a decrease in DXA bone densitometer product sales and, to a lesser extent, a decrease in Sahara product sales in the current quarter. Partially offsetting these decreases was an increase in revenues from sales of our digital x-ray products from DRC and, to a lesser extent, an increase in mini c-arm revenues. The decrease in DXA revenues was a result of a decrease in the total number of DXA bone densitometer product shipments, especially to Europe, partially offset by higher unit prices from sales of our Delphi systems. Other revenues decreased for the current three month period primarily due to a decrease in additional fee-per-scan revenues and, to a lesser extent, the elimination of royalties from the license of the Company's technology to Vivid Technologies, Inc. to develop explosives detection equipment. This license was fully-paid up by Vivid in January of 2000.

     In the first quarter of fiscal 2001, approximately 69% of product sales were generated in the United States, 14% in Europe and 17% in other international markets. In the first quarter of fiscal 2000, approximately
61% of product sales were generated in the United States, 29% in Europe and 10% in other international markets.

     We expect that foreign sales in the current fiscal year will continue to account for a substantial portion of product sales. Continued economic and currency related uncertainty in a number of foreign countries, especially in Asia and Latin America, could reduce our future sales to these markets and impact collections on previous sales.

     Costs and Expenses. The cost of product sales increased as a percentage of product sales to 70% in the first quarter of fiscal 2001 from 62% in the first quarter of fiscal 2000. These costs increased as a percentage of product sales primarily due to the lower margin recognized on the mammography and digital radiography products and to increased manufacturing costs related to DRC, which has significant fixed manufacturing costs and is operating significantly below manufacturing capacity. Included in the cost of product sales for Lorad and the Trex Medical general radiography products is approximately $800,000 for the impact the fair market write-up of acquired inventory on equipment sold. Absent Direct Radiography Corp., Lorad and Trex Medical general radiography products, cost of product sales as a percentage of product sales would have decreased to approximately 55%. The low sales volume of digital imaging plates systems and general radiography products resulted in the under absorption of fixed manufacturing costs.

     Research and development expenses increased 27% to $6.0 million (13% of total revenues) in the current quarter from $4.7 million (22% of total revenues) in the first quarter of fiscal 2000. This increase was primarily due to the acquisition of the U.S. assets of Trex Medical which added approximately $2.3 million of research and development expenses in the current quarter partially offset by a decrease in research and development spending primarily related to our bone densitometry products. In addition, approximately $2.5 million of the total related to the development of new digital radiography systems and detectors in connection with DRC.

     Selling and marketing expenses increased 54% to $9.1 million (20% of product sales) in the current quarter from $5.9 million (28% of product sales) in the first quarter of fiscal 2000 primarily due to selling and marketing expenses of $3.8 million related to the mammography and general radiography products acquired from Trex Medical. This increase was partially offset by a decrease in sales commissions primarily due to the lower sales volume in the primary care market in the United States.

     General and administrative expenses increased 74% to $5.2 million (12% of total revenues) in the first quarter of fiscal 2001 compared to $3.0 million (14% of total revenues) in the first quarter of fiscal 2000. This increase was primarily due to the addition of approximately $2.5 million of general and administrative expenses related to the acquired Trex Medical businesses in the current quarter. As part of our ongoing efforts to streamline operations, we recently announced that we will be moving our Fluoroscan operations from our facility in Northbrook, Illinois to our corporate headquarters in Bedford, Massachusetts. We expect to complete the move in our third fiscal quarter. We believe that we will incur approximately $500,000 in expenses in the second quarter in connection with this move and a lesser amount in the following quarter. Longer term, we believe that the move will result in operating efficiencies and reduced overhead for the Fluoroscan operations.

     Total costs and expenses related to DRC totaled approximately $8.5 million in the current quarter compared to approximately $6.8 million for the three months ended December 25, 1999. We expect to continue to incur significant costs and expenses at DRC for the foreseeable future as efforts are placed on developing and commercializing our digital radiography systems.

     Interest Income. Interest income decreased to $318,000 in the current quarter from $850,000 in the first quarter of fiscal 2000. This decrease was due to a lower investment base than in the prior year, primarily due to the use of cash for the Trex Medical acquisition during fiscal 2000.

     Other Expense. In the first quarters of fiscal 2001 and 2000, we incurred other expenses of approximately $124,000 and $31,000, respectively. In the current quarter, these expenses are primarily due to interest costs of $712,000 on the $25 million note payable issued in connection with the Trex Medical acquisition which was partially offset by insurance proceeds received in excess of cost related to storm damage at FluoroScan in fiscal 2000. In the first quarter of 2000, these expenses include foreign currency transaction losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the two foreign currencies, the French Franc and the Belgian Franc, in which the subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

     Provision for Income Taxes. In fiscal 2000, we had a benefit for income taxes as a result of the loss during the period which the Company believes will be realizable in the future. The effective tax rate for the current quarter reflects the establishment of a valuation allowance for the tax benefit associated with losses arising during the quarter. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

LIQUIDITY AND CAPITAL RESOURCES

     At December 30, 2000, we had approximately $47.3 million of working capital and our cash and cash equivalents totaled $22.4 million. Our cash and cash equivalents balance decreased approximately $400,000 since September 30, 2000 as the net loss of $6.8 million was partially offset by an increase in cash from operating activities including non-cash charges for depreciation and amortization of $2.3 million plus changes in our current assets and liabilities, which resulted in net cash used in operating activities of $300,000. Cash provided by operations due to changes in our current assets and liabilities included decreases in accounts receivable of $4.3 million, inventory of $3.5 million and prepaid expenses and other current assets of $400,000. These sources of cash were partially offset by decreases in accounts payable of $1.3 million and accrued expenses of $3.0 million. In addition, our cash flows from other activities included purchases of property and equipment of $1.4 million and an increase in borrowings under our European line of credit of $1.2 million.

     We finance some sales to Latin America over a two-to-three year time-frame. At December 30, 2000, we had total accounts receivable outstanding of approximately $3.8 million relating to these sales, of which approximately $564,000 were long-term and included in other assets. As of December 30, 2000, we have not experienced any significant write-offs of these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

     In September 2000, we purchased substantially all of the medical imaging assets of Trex Medical for approximately $30 million in cash and an 11.5% promissory note in the principal amount of $25 million with accrued interest first payable on September 13, 2001 and semi-annually thereafter. The entire principal balance is due on September 13, 2003. The promissory note is secured by our real property in Danbury, Connecticut and Bedford, Massachusetts.

     In connection with a fee-per-scan program offered for our DXA bone densitometers, we entered into a remarketing agreement whereby we have agreed to perform certain remarketing activities and to cover certain losses incurred by the leasing company up to 10% of the total fee-per-scan contracts funded. Under this strategic alliance program, we installed approximately $60.6 million in units since 1996. As of December 30, 2000, approximately 20% of these systems were awaiting remarketing after having been returned, net of remarketed or converted units. This fee-per-scan program was terminated in February 1999.
The leasing company purchased all the DXA densitometers covered under these contracts from us. We reserved for potential losses under these contracts during the fee-per-scan program term by deferring revenue of an amount equal to 10% of the contracts funded. We are in litigation that we initiated with the leasing company through a declaratory judgement action regarding the extent of our respective obligations under this contract. The leasing company is seeking unspecified compensatory damages and other relief. We believe that we have meritorious defenses and are vigorously defending ourselves. Nevertheless, litigation can be expensive and time consuming. While we believe that the outcome will not have a material adverse effect on our business, we cannot guarantee the outcome of this litigation. An unfavorable outcome or prolonged litigation could materially harm our business, results of operations or financial condition.

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

     Except as set forth above, we do not have any significant capital commitments. We are working on several projects, with an emphasis on direct radiography plates and systems. We believe that we may require additional funds in order to complete the development, conduct clinical trials and achieve regulatory approvals of our direct radiography and other products under development over the next several years. Moreover, we may require additional funds for the working capital to commence the manufacture and marketing of these new products in commercial quantities, if and when approved or cleared by the regulatory authorities. As a result, we anticipate that we will be required to reduce our losses or obtain additional funding to support these efforts. Failure to obtain such funding could result in the delay or limitation of our ongoing research and development projects. We are reviewing various alternatives to obtain additional funding, including the sale and lease-back of one of our owned facilities, working capital financing and possible strategic alliances to help support our ongoing research and development costs.

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

     Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a line of credit at the Europe Interbank Offered Rate. At December 30, 2000, our outstanding borrowings under the line of credit were approximately $1.6 million.

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






                                     Hologic, Inc.
                                     (Registrant)



February 12, 2001                    /s/ S. David Ellenbogen
-----------------                    --------------------------
Date                                 S. David Ellenbogen
                                     Chairman and Chief Executive Officer


February 12, 2001                    /s/    Glenn P. Muir
-----------------                    --------------------
Date                                 Glenn P. Muir
                                     Executive Vice President, Finance and
                                     Treasurer
                                     (Principal Financial Officer)