Form 10-Q
period 2001-03-31
HOLOGIC INC
filed 2001-05-15
CIK 859737

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC.  20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2001
                                    --------------

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

                                                               Yes  X      No __
                                                                   ---


As of May 9, 2001 15,517,408 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                        HOLOGIC, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                Consolidated Balance Sheets
                March 31, 2001 (unaudited) and September 30, 2000..............    3

                Consolidated Statements of Operations
                Three Months and Six Months Ended March 31, 2001
                and March 25, 2000 (unaudited).................................    4

                Consolidated Statements of Cash Flows
                Six Months Ended March 31, 2001
                and March 25, 2000 (unaudited).................................    5

                Notes to Consolidated Financial Statements.....................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................   11

Item 3.   Quantitative and Qualitative Disclosure About Market Risk............   15


PART II - OTHER INFORMATION....................................................   16


SIGNATURES.....................................................................   17

                        HOLOGIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                          ASSETS

                                                                         March 31,            September 30,
                                                                           2001                   2000
                                                                         ---------            ------------
                                                                        (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents........................................       $  16,166             $   22,778
 Accounts receivable, less reserves of $7,938 and
    $7,923, respectively..........................................          45,337                 50,580
 Inventories......................................................          35,949                 39,706
 Prepaid expenses and other current assets........................           3,631                  3,041
                                                                         ---------             ----------
    Total current assets..........................................         101,083                116,105
                                                                         ---------             ----------

Property and equipment,  net......................................          61,714                 62,794
Intangible assets, net............................................          17,905                 19,137
Deferred income taxes, net........................................          16,809                 16,809
Other assets,.....................................................           4,684                  4,810
                                                                         ---------             ----------
                                                                         $ 202,195             $  219,655
                                                                         =========             ==========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         March 31,            September 30,
                                                                            2001                  2000
                                                                         ---------            ------------
CURRENT LIABILITIES:
Line of credit....................................................       $   1,592             $      388
Accounts Payable...................................................         16,811                 16,414
Accrued expenses..................................................          28,372                 32,639
Deferred expenses.................................................          13,128                 13,642
                                                                         ---------             ----------
  Total current liabilities.......................................          59,903                 63,083
                                                                         ---------             ----------
Note payable......................................................          25,000                 25,000
                                                                         ---------             ----------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value-
 Authorized - 1,623 shares
    Issued -  none................................................              --                     --
 Common stock, $.01 par value-
 Authorized - 30,000 shares
   Issued - 15,515 and 15,419 shares, respectively................             155                    154
 Capital in excess of par value...................................         110,694                110,233
 Retained earnings................................................           9,111                 23,821
 Cumulative translation adjustment................................          (2,204)                (2,172)
 Treasury stock, at cost, 45 shares...............................            (464)                  (464)
                                                                         ---------             ----------
  Total stockholders' equity......................................         117,292                131,572
                                                                         ---------             ----------
                                                                         $ 202,195             $  219,655
                                                                         =========             ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        HOLOGIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                             Three Months Ended             Six Months Ended
                                                             ------------------             ----------------

                                                        March 31,        March 25,       March 31,       March 25,
                                                          2001             2000            2001            2000
                                                         -------          -------         -------         -------
REVENUES:
 Product sales.......................................    $43,552          $20,907        $ 88,002         $41,980
 Other revenue.......................................        189            2,345             290           2,568
                                                         -------          -------        --------         -------
                                                          43,741           23,252          88,292          44,548
                                                         -------          -------        --------         -------
COSTS AND EXPENSES:
 Cost of product sales...............................     29,272           13,524          60,552          26,556
 Research and development............................      6,466            4,042          12,450           8,754
 Selling and marketing...............................      9,303            5,259          18,372          11,134
 General and administrative..........................      5,827            4,793          11,005           7,761
                                                         -------          -------        --------         -------
                                                          50,868           27,618         102,379          54,205
                                                         -------          -------        --------         -------

           Loss from operations......................     (7,127)          (4,366)        (14,087)         (9,657)

 Interest income.....................................        277            1,026             596           1,879

 Other expense.......................................     (1,041)             (44)         (1,165)            (75)
                                                         -------          -------        --------         -------

           Loss before provision (benefit)
           for income taxes..........................     (7,891)          (3,384)        (14,656)         (7,853)

PROVISION (BENEFIT) FOR INCOME TAXES.................         54           (1,200)             54          (2,800)
                                                         -------          -------        --------         -------

           Net loss..................................    $(7,945)         $(2,184)       $(14,710)        $(5,053)
                                                         =======          =======        ========         =======

NET LOSS PER COMMON AND
COMMON EQUIVALENT SHARES:
          Basic and diluted..........................      $(.51)           $(.14)          $(.95)          $(.33)
                                                         =======          =======        ========         =======


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING............................     15,467           15,318          15,427          15,290
                                                         =======          =======        ========         =======


  The accompanying notes are an integral part of these consolidated financial statements.

                        HOLOGIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                       Six Months Ended
                                                                                       ----------------
                                                                                   March 31,       March 25,
                                                                                     2001            2000
                                                                                   --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...................................................................       $(14,710)       $ (5,053)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities-
   Depreciation and amortization............................................          4,754           1,935
   Compensation expense related to issuance of stock options................            166              32
   Changes in assets and liabilities-
      Accounts receivable...................................................          5,190           2,281
      Inventories...........................................................          3,757          (2,556)
      Prepaid expenses and other current assets.............................           (590)          3,996
      Accounts payable......................................................            397            (163)
      Accrued expenses......................................................         (4,267)            495
      Deferred revenue......................................................           (514)          1,724
                                                                                   --------        --------
        Net cash (used in) provided by operating activities.................         (5,817)          2,691
                                                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of held-to-maturity investments..................................             --         (13,801)
 Sales and maturities of held-to-maturity investments.......................             --          20,957
 Purchases of property and equipment........................................         (2,020)         (2,043)
 Increase in other assets...................................................           (320)         (6,827)
                                                                                   --------        --------
        Net cash used in investing activities...............................        ( 2,340)         (1,714)
                                                                                   --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in line of credit..................................          1,204            (691)
 Issuance of common stock pursuant to options and employee stock
   purchase plan, including tax benefit.....................................            296             263
                                                                                   --------         -------
        Net cash provided by (used in) financing activities.................          1,500            (428)
                                                                                   --------         -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................................             45            (334)
                                                                                   --------         -------

NET (DECREASE) INCREASE  IN CASH AND
 CASH EQUIVALENTS...........................................................         (6,612)            215
CASH AND CASH EQUIVALENTS, beginning of period..............................         22,778          36,508
                                                                                   --------        --------
CASH AND CASH EQUIVALENTS, end of period....................................       $ 16,166        $ 36,723
                                                                                   ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for income taxes...............................       $     18        $    146
                                                                                   ========        ========
 Cash paid during the period for interest...................................       $     52        $     21
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

          The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations for the three months and six months ended March 31, 2001 and March 25, 2000 and the consolidated statements of cash flows for the six months ended March 31, 2001 and March 25, 2000, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

          The results of operations for the three months and six months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 29, 2001.

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

     Unaudited pro forma operating results for the Company, assuming the Acquisition of Trex Medical occurred on September 26, 1999 are as follows:


                                                  Three Months Ended       Six Months Ended
                                                  ------------------       ----------------
                                                       March 25,                March 25,
                                                         2000                     2000
                                                       --------                  ------
    Net sales..................................       $52,418                    $ 97,484
    Net loss...................................       $(7,405)                   $(21,519)
    Basic and diluted net income per share.....       $ (0.48)                   $  (1.41)

(3)    Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                    March 31,     September 30,
                                                                      2001            2000
                                                                     -------         -------
Raw materials and work-in-process..............................      $25,025         $24,742
Finished goods.................................................       10,924          14,964
                                                                     -------         -------
                                                                     $35,949         $39,706
                                                                     =======         =======

        Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(4)     Earnings Per Share

        Diluted weighted average shares outstanding do not include 2,005 and 2,020 common equivalent shares for the three months and six months ended March 31, 2001, respectively and 1,009 and 1,023 common-equivalent shares for the three months and six months ended March 25, 2000, respectively, as their effect would have been anti-dilutive. These common stock equivalents represent all stock options granted and not cancelled or expired.

(5)     Concentration of Credit Risk

        The Company finances certain sales to Latin America over a two-to-three year time-frame. At March 31, 2001, the Company had total accounts receivable outstanding of approximately $3,350 relating to these sales, of which $545 were long-term and are included in other assets. As of March 31, 2001, the Company has not experienced any significant change in the status of these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

(6)     Comprehensive Loss

        Statement of Financial Accounting Standards No.130, Reporting Comprehensive Income established standards for reporting and display of comprehensive loss and its components in the financial statements. The Company's only item of other comprehensive loss relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.

A reconciliation of comprehensive loss is as follows:

                                                        Three Months Ended                 Six Months Ended
                                                        ------------------                 ----------------
                                                     March 31,        March 25,         March 31,       March 25,
                                                      2001              2000             2001             2000
                                                    -------           -------           -------          -------
Net loss as reported                               $(7,945)           $(2,184)         $(14,710)         $(5,053)
 Foreign currency translation adjustment.             (248)              (203)              (33)            (351)
                                                   -------            -------          --------          -------

Comprehensive loss.                                $(8,193)           $(2,387)         $(14,743)         $(5,404)
                                                   =======            =======          ========          =======

(7)     Business Segments and Geographic Information

        Segment information for the three months and six months ended March 31, 2001 and March 25, 2000 is as follows:


                                                       Three Months Ended                  Six Months Ended
                                                      -------------------                  ----------------
                                                   March 31,        March 25,         March 31,          March 25,
                                                     2001             2000              2001               2000
                                                   --------         --------          --------            -------
Total revenues-
 Bone Assessment                                   $ 15,714         $ 17,440           $ 30,491            $33,640
 Mini C-Arm Imaging                                   3,909            3,350              7,672              6,762
 Digital Imaging                                      2,559            2,463              4,935              4,146
 Mammography/General Radiography                     21,559                -             45,194                  -
                                                   --------         --------           --------            -------
                                                   $ 43,741         $ 23,253           $ 88,292            $44,548
                                                   ========         ========           ========            =======

Operating income (loss)-
 Bone Assessment                                   $  1,586         $   (326)          $  2,525            $  (760)
 Mini C-Arm Imaging                                     165              105                108                341
 Digital Imaging                                     (6,235)          (4,145)           (12,405)            (9,238)
 Mammography/General Radiography                     (2,643)               -             (4,315)                 -
                                                   --------         --------           --------            -------
                                                   $ (7,127)        $ (4,366)          $(14,087)           $(9,657)
                                                   ========         ========           ========            =======

Net income (loss)-
 Bone Assessment                                   $  1,761         $    608           $  3,178            $   872
 Mini C-Arm Imaging                                      41               26                427                168
 Digital Imaging                                     (6,235)          (2,818)           (12,408)            (6,093)
 Mammography/General Radiography                     (3,512)               -             (5,907)                 -
                                                   --------         --------           --------            -------
                                                   $ (7,945)        $ (2,184)          $(14,710)           $(5,053)
                                                   ========         ========           ========            =======

Depreciation and amortization-
 Bone Assessment                                   $    738         $    674           $  1,593            $ 1,433
 Mini C-Arm Imaging                                      77               63                139                120
 Digital Imaging                                        353               78                703                382
 Mammography/General Radiography                      1,291                -              2,319                  -
                                                   --------         --------           --------            -------
                                                   $  2,459         $    815           $  4,754            $ 1,935
                                                   ========         ========           ========            =======

Capital expenditures-
 Bone Assessment                                   $    250         $    170           $    592            $   980
 Mini C-Arm Imaging                                      21               11                183                124
 Digital Imaging                                        140              675                613                939
 Mammography/General Radiography                        240                -                632                  -
                                                   --------         --------           --------            -------
                                                   $    651         $    856           $  2,020            $ 2,043
                                                   ========         ========           ========            =======


                                                   March 31,      September 30,
                                                     2001             2000
                                                   --------         --------
Identifiable assets-
 Bone Assessment                                  $ 106,297         $110,425
 Mini C-Arm Imaging                                  18,382           17,539
 Digital Imaging                                      4,029           10,038
 Mammography/GeneralRadiography                      73,487           81,653
                                                  ---------         --------
                                                  $ 202,195         $219,655
                                                  =========         ========

   Export sales from the United States to unaffiliated customers primarily in Europe, Asia and Latin America during the three months and six months ended March 31, 2001 totaled approximately $10,595 and $21,308, respectively; and for the three months and six months ended March 25, 2000 totaled approximately $6,200 and $13,001, respectively.

   Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.


   Export product sales as a percentage of total product sales are as follows:


                                Three Months Ended             Six Months Ended
                            March 31,      March 25,       March 31,       March 25,
                             2001            2000            2001           2000
                             ----            ----            ----           ----
        Europe                18%             22%            16%             26%
        Asia                   8               8              8               7
        All others             5               5              7               4
                             ---             ---             --              --
                              31%             35%            31%             37%
                             ===             ===             ==              ==

(8)    Litigation

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

       In connection with the Trex Medical acquisition, Hologic assumed liability for a lawsuit filed by Fisher Imaging against Trex Medical alleging that the Lorad prone biopsy system infringes upon two Fischer Imaging patents, subject to indemnification from Trex Medical and its parent, Thermo Electron Corporation, for any damages up to our adjusted purchase price for the Trex Medical assets. In connection with this arrangement, Trex Medical is continuing to defend this lawsuit and has advised the Company that it has meritorious defenses to Fischer's claims. If Trex Medical is unsuccessful in defending this lawsuit, the Company may be prohibited from manufacturing and selling the prone-breast biopsy system without a license from Fischer Imaging and Fischer Imaging could be awarded significant damages. If a license were required, Hologic cannot assure that it would be able to obtain one on commercially reasonable terms, if at all. Moreover, if Fischer Imaging were awarded damages, Hologic cannot assure that its indemnification from Trex Medical and Thermo Electron would be sufficient to cover the amount of the award.

        In the ordinary course of business, the Company is party to other various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

(9)     New Accounting Pronouncements

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

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

                        HOLOGIC, INC. AND SUBSIDIARIES

Results of Operations


This report contains forward-looking information that involves risks and uncertainties, including statements about the Company's and its management's plans, objectives, expectations, beliefs and intentions. Actual results may be materially different than those anticipated in these forward-looking statements. Factors that could cause actual results to materially differ include known and unknown risks, including, without limitation, the Company's ability to integrate the operations of its acquired businesses successfully; the unproven nature of the markets for digital X-ray products; the Company's ability to predict accurately the demand for its products in these emerging markets and to develop strategies to address these markets successfully; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks and delays; the ability of the Company to reduce losses or obtain financing to sustain its development and commercialization efforts; the Company's reliance on one or only a limited number of suppliers for some key components or subassemblies of our products; the Company's dependence on third party distributors to commercialize its Direct Radiography products; risks related to the discontinuance of placements of new bone densitometers under the Company's strategic alliance program, and Hologic's remarketing obligations and associated litigation under that program; risk relating to potential unanticipated costs and disruptions associated with the Company's recent move of its Fluoroscan mini c-arm manufacturing operations to Massachusetts; technical innovations that could render products marketed or under development by Hologic obsolete; competition; reimbursement policies for bone density testing, vertebral fracture assessment and mammography; and regulatory approval and market acceptance of drug therapies for osteoporosis. Other factors that could adversely affect the Company's business and prospects are described in the Company's reports and registration statements filed with the Securities and Exchange Commission. Our results of operations have and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including those set forth above. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

       Revenues. Total revenues for the second quarter of fiscal 2001 increased 88% to $43.7 million from $23.3 million for the second quarter of fiscal 2000. Total revenues for the current six month period increased 98% to $88.3 million from $44.5 million for the first six months of fiscal 2000. These increases were primarily due the addition of revenues of $21.6 million and $45.2 million for the second quarter and first six months of fiscal 2001, respectively, from sales of mammography and general radiography products acquired from Trex Medical in September 2000. Product revenues in our original businesses of Hologic bone, Fluoroscan c-arm and DRC digital were $22.0 million in the current quarter compared to $20.9 million in the second quarter of fiscal 2000 and for the current six month period were $42.8 million compared to $42.0 million for the first six months of fiscal 2000. The increase in the historical revenue base in the current quarter is due to an increase in DXA bone densitometer sales, mini c-arm sales and service revenues. The increase in DXA revenues was primarily due to higher unit prices from sales of our Delphi systems and, to a lesser extent, an increase in Delphi upgrade revenues. Partially offsetting these increases was a decrease in Sahara product sales in the current quarter. The increase in the historical revenue base in the current six month period was due to increased mini c-arm sales and an increase in revenues from sales of our digital x-ray products from DRC partially offset by a decrease in Sahara product sales.

     In the first half of fiscal 2000, our bone assessment revenues included royalty revenues from Vivid Technologies Inc., relating to the license of our DXA technology to Vivid for use in baggage inspection equipment. Our bone assessment revenues in the second quarter of fiscal 2000 includes $2.0 million that we received as a result of the completion of the sale of a fully paid up license to Vivid in that quarter. As a result of the sale, our royalty revenues from Vivid have been eliminated.

     In the first six months of fiscal 2001, approximately 69% of product sales were generated in the United States, 16% in Europe and 15% in other international markets. In the first six months of fiscal 2000, approximately 63% of product sales were generated in the United States, 26% in Europe and 11% in other international markets. We expect that foreign sales in the current fiscal year will continue to account for a significant portion of product sales. Continued economic and currency related uncertainty in a number of foreign countries, especially in Asia and Latin America, could reduce our future sales to these markets.

     Costs and Expenses. The cost of product sales increased as a percentage of product sales to 67% in the second quarter of fiscal 2001 from 65% in the second quarter of fiscal 2000. The cost of product sales increased as a percentage of product sales to 69% in the current six month period from 63% in the same six month period in fiscal 2000. These costs increased as a percentage of product sales primarily due to the lower margin recognized on the mammography and digital radiography products and to increased manufacturing costs related to DRC, which has significant fixed manufacturing costs and is operating significantly below manufacturing capacity. Included in the cost of product sales for the current six month period for Lorad and the Trex Medical general radiography products is approximately $800,000 for the impact of the fair market write-up of acquired inventory on equipment sold. Absent Direct Radiography Corp., Lorad and Trex Medical general radiography products, cost of product sales as a percentage of product sales would have decreased to approximately 52% and 53% for the current quarter and six month periods, respectively. The low sales volume of digital imaging plates, systems and general radiography products resulted in the under absorption of fixed manufacturing costs.

     Research and development expenses increased 60% to $6.5 million (15% of total revenues) in the current quarter from $4.0 million (17% of total revenues) in the second quarter of fiscal 2000. For the current six month period, research and development costs increased 42% to $12.5 million (14% of total revenues) from $8.8 million (20% of total revenues) for the first six months of fiscal 2000. These increases were primarily due to the acquisition of the U.S. assets of Trex Medical which added approximately $2.6 million and $4.9 million of research and development expenses in the current quarter and six month periods, respectively. Partially offsetting the increases from the Trex acquisition is a reduction in research and development spending primarily related to our bone densitometry products. In addition, in the current quarter and six month periods, approximately $2.9 million and $5.4 million of the total, respectively, related to the development of new digital radiography systems and detectors in connection with DRC.

     Selling and marketing expenses increased 77% to $9.3 million (21% of product sales) in the current quarter from $5.3 million (25% of product sales) in the second quarter of fiscal 2000. For the current six month period, selling and marketing expenses increased 65% to $18.4 million (21% of product sales) from $11.1 million (27% of product sales) for the first six months of fiscal 2000. These increases are primarily due to selling and marketing expenses of $3.9 million and $7.8 million related to the mammography and general radiography products acquired from Trex Medical for the current three month and six month periods, respectively, partially offset by a decrease in the historical business sales commissions primarily due to the lower sales volume in the primary care market in the United States.

     General and administrative expenses increased 22% to $5.8 million (13% of total revenues) in the current quarter from $4.8 million (21% of total revenues) in the second quarter of fiscal 2000. During the first six months of fiscal 2001, general and administrative expenses increased 42% to $11.0 million (12% of total revenues) from $7.8 million (17% of total revenues) in the first six months of fiscal 2000. These increases, in absolute dollars, were primarily due to the addition of approximately $2.6 million and $5.1 million of general and administrative expenses related to the acquired Trex Medical businesses in the current quarter and six month periods, respectively. As part of our ongoing efforts to streamline operations, we recently completed the move of our Fluoroscan operations from our facility in Northbrook, Illinois to our corporate headquarters in Bedford, Massachusetts. We believe that we will incur approximately $500,000 in expenses in the third quarter in connection with this move. Longer term, we believe that the move will result in operating efficiencies and reduced overhead for the Fluoroscan operations.

     Total costs and expenses related to DRC totaled approximately $8.8 million and $17.3 million for the three and six months ended March 31, 2001, respectively. We expect to continue to incur significant costs and expenses at DRC for the foreseeable future as efforts are placed on developing and commercializing our digital radiography systems.

     Interest Income. Interest income decreased to $300,000 in the current quarter from $1.0 million in the same quarter of fiscal 2000 and decreased to $600,000 in the current six month period from $1.9 million in the comparable period in fiscal 2000. These decreases were due to a lower investment base than in the prior year, primarily due to the use of cash for the Trex Medical acquisition during fiscal 2000 and our continuing investment in research and development of digital radiography products.

     Other Expense. We incurred other expense of approximately $1.0 million and $44,000, for the second quarter of fiscal 2001 and 2000, respectively. For the first six months of fiscal 2001 and 2000, we incurred other expense of $1.2 million and $75,000, respectively. In the current fiscal year, these expenses are primarily due to interest costs of approximately $700,000 per quarter on the $25 million note payable issued in connection with the Trex Medical acquisition. In the first quarter of fiscal 2001, these costs were partially offset by insurance proceeds received in excess of cost related to storm damage at Fluoroscan last year. In fiscal 2000, these expenses primarily included foreign currency transaction losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the two foreign currencies, the French Franc and the Belgian Franc, in which the subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

     Provision (Benefit) for Income Taxes. In fiscal 2000, the Company had a benefit for income taxes as a result of the loss during the period. The Company believes the related deferred tax asset will be realizable in the future. The effective tax rate for the current quarter and six month periods reflects the establishment of a valuation allowance for the tax benefit associated with losses arising during these periods. The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Liquidity and Capital Resources

       At March 31, 2001, we had approximately $41.2 million of working capital and our cash and cash equivalents totaled $16.2 million. Our cash and cash equivalents balance decreased approximately $6.6 million since September 30, 2000 as the net loss of $14.7 million was partially offset by an increase in cash from operating activities including non-cash charges for depreciation and amortization of $4.8 million plus changes in our current assets and liabilities, which resulted in net cash used in operating activities of $5.8 million. Cash provided by operations due to changes in our current assets and liabilities included decreases in accounts receivable of $5.2 million and inventory of $3.8 million. These sources of cash were partially offset by a decrease in accrued expenses of $4.3 million. In addition, our cash flows from other activities included purchases of property and equipment of $2.0 million which consisted primarily of computers and information systems equipment and building improvements and an increase in borrowings under our European line of credit of $1.2 million.

       We finance some sales to Latin America over a two-to-three year time-frame. At March 31, 2001, we had total accounts receivable outstanding of approximately $3.4 million relating to these sales, of which approximately $545,000 were long-term and included in other assets. As of March 31, 2001, we have not experienced any significant write-offs of these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

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

       In connection with a fee-per-scan program offered for our DXA bone densitometers, we entered into a remarketing agreement whereby we have agreed to perform certain remarketing activities and to cover certain losses incurred by the leasing company up to 10% of the total fee-per-scan contracts funded. Under this strategic alliance program, we installed approximately $60.6 million in units since 1996. As of March 31, 2001, approximately 14% of these systems were awaiting remarketing after having been returned, net of remarketed or converted units. This fee-per-scan program was terminated in February 1999. The leasing company purchased all the DXA densitometers covered under these contracts from us. We reserved for potential losses under these contracts during the fee-per-scan program term by deferring revenue of an amount equal to 10% of the contracts funded. We are in litigation that we initiated with the leasing company through a declaratory judgement action regarding the extent of our respective obligations under this contract. Under a separate but related action, the leasing company is seeking unspecified compensatory damages and other relief. We believe that we have meritorious defenses and are vigorously defending ourselves. Nevertheless, litigation can be expensive and time consuming. While we believe that the outcome will not have a material adverse effect on our business, we cannot guarantee the outcome of this litigation. An unfavorable outcome or prolonged litigation could materially harm our business, results of operations or financial condition.

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

     Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a line of credit at the Europe Interbank Offered Rate. At March 31, 2001, our outstanding borrowings under the line of credit were approximately $1.6 million.

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

Item 1.  Legal Proceedings.
         No material developments.

Item 2.  Changes in Securities.
         None.

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Stockholders on March 6, 2001. At the meeting, a total of 13,380,081 shares or 86% of the Common Stock issued and outstanding as of the record date, were represented in person or by proxy. Set forth below is a brief description of each matter voted upon at the meetings and the voting results with respect to each matter.

         1. A proposal to elect the following seven persons to serve as members of the Company's Board of Directors for the ensuing year and until their successors are duly elected:

            Name                        For                         Withheld                           Abstain
            ----                        ---                         --------                           -------
            S. David Ellenbogen      13,279,758                     100,593                               0
            Irwin Jacobs             13,282,733                      97,618                               0
            Steve L. Nakashige       13,279,133                     101,218                               0
            William A. Peck          12,281,858                      98,493                               0
            Gerald Segel             13,282,758                      97,593                               0
            Jay A. Stein             13,278,832                     101,519                               0
            Elaine Ullian            12,642,375                     737,976                               0

         2. A proposal to ratify the appointment of Arthur Andersen, LLP as independent public accountants of the Company.

         For:   13,320,462  Against:        28,209  Abstain:    31,680

         3.  A proposal to adopt the 2000 Employee Stock Purchase Plan

         For:   13,009,572  Against:       295,353  Abstain:    95,426

Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits furnished:
              (27) Financial Data Schedule

         (b)  Reports on Form 8-K:
              8-K filed on May 2, 2001

                        HOLOGIC, INC. AND SUBSIDIARIES

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       Hologic, Inc.
                                                       (Registrant)



May 15, 2001                  /s/    S. David Ellenbogen
------------                  -----------------------------------------------
Date                          S. David Ellenbogen
                              Chairman and Chief Executive Officer



May 15, 2001                  /s/    Glenn P. Muir
------------                  -----------------------------------------------
Date                          Glenn P. Muir
                              Executive Vice President, Finance and Treasurer
                              (Principal Financial Officer)