Form 10-Q
period 2001-06-30
HOLOGIC INC
filed 2001-08-14
CIK 859737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 2001
                                   -------------

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


As of August 9, 2001 15,570,317 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                         HOLOGIC, INC. AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets
           June 30, 2001 (unaudited) and September 30, 2000................  3

           Consolidated Statements of Operations
           Three Months and Nine Months Ended June 30, 2001
           and July 1, 2000 (unaudited)....................................  4

           Consolidated Statements of Cash Flows
           Nine Months Ended June 30, 2001
           and July 1, 2000 (unaudited)....................................  5

 Notes to unaudited Consolidated Financial Statements......................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk......... 31


PART II - OTHER INFORMATION................................................ 32


SIGNATURES................................................................. 33

                         HOLOGIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except per share data)

                                     ASSETS

                                                      June 30,      September 30,
                                                        2001             2000
                                                      ---------       ---------
CURRENT ASSETS:
Cash and cash equivalents ......................      $  11,908       $  22,778
Accounts receivable, less reserves of $7,767 and
$7,923, respectively ...........................         41,050          50,580
Inventories ....................................         41,604          39,706
Prepaid expenses and other current assets ......          3,451           3,041
                                                      ---------       ---------
Total current assets ...........................         98,013         116,105
                                                      ---------       ---------

   Property and equipment, net .................         61,086          62,794

Intangible assets, net .........................         12,483          19,137

Deferred income taxes, net .....................         16,516          16,809

Other assets, net ..............................          4,377           4,810
                                                      ---------       ---------
                                                      $ 192,475       $ 219,655
                                                      =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      June 30,       September 30,
                                                        2001             2000
                                                      ---------       ---------
CURRENT LIABILITIES:
Line of credit .................................      $   1,592       $     388
Accounts payable ...............................         12,643          16,414
Accrued  expenses ..............................         26,590          32,639
Deferred revenue ...............................          9,074          13,642
                                                      ---------       ---------
Total current liabilities ......................         49,899          63,083
                                                      ---------       ---------
Notes payable ..................................         26,550          25,000
 ................................................      ---------       ---------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value-
Authorized - 1,623 shares
Issued - none ..................................           --              --
Common stock, $.01 par value-
Authorized - 30,000 shares
Issued - 15,524 and 15,419 shares, respectively             155             154
Capital in excess of par value .................        110,719         110,233
Retained earnings ..............................          7,899          23,821
Cumulative translation adjustment ..............         (2,283)         (2,172)
Treasury stock, at cost, 45 shares .............           (464)           (464)
                                                      ---------       ---------
Total stockholders' equity .....................        116,026         131,572
                                                      ---------       ---------
                                                      $ 192,475       $ 219,655
                                                      =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                             Three Months Ended              Nine Months Ended
                                             ------------------              -----------------
                                          June 30,         July 1,         June 30,         July 1,
                                            2001            2000             2001            2000
                                          ---------       ---------       ---------       ---------
REVENUES:
Product sales.......................        $42,714         $21,923        $130,716        $ 63,903
Other revenue ......................          2,224             160           2,514           2,726
                                          ---------       ---------       ---------       ---------
                                             44,938          22,083         133,230          66,629
COSTS AND EXPENSES: ................           --              --              --              --

Cost of product sales ..............         26,290          13,975          86,842          40,531
Research and development ...........          5,536           3,872          17,986          12,626
Selling and marketing ..............          8,532           6,098          26,904          17,232
General and administrative .........          4,336           3,161          15,341          10,922
Nonrecurring and restructuring
charges ............................            710            --               710            --
                                          ---------       ---------       ---------       ---------
                                             45,404          27,106         147,783          81,311
                                          ---------       ---------       ---------       ---------

     Loss from operations...........           (466)         (5,023)        (14,553)        (14,682)

Interest income ....................            258             888             854           2,767

Other expense ......................           (908)             (8)         (2,073)            (82)
                                          ---------       ---------       ---------       ---------

     Loss before provision (benefit)
     for income taxes ..............         (1,116)         (4,143)        (15,772)        (11,997)

PROVISION (BENEFIT) FOR INCOME TAXES             97          (1,500)            151          (4,300)
                                          ---------       ---------       ---------       ---------

     Net loss ......................      $  (1,213)      $  (2,643)      $ (15,923)      $  (7,697)
                                          =========       =========       =========       =========

NET LOSS PER COMMON AND
COMMON EQUIVALENT SHARES:
     Basic and diluted .............      $    (.08)      $    (.17)      $   (1.03)      $    (.50)
                                          =========       =========       =========       =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING ..........         15,476          15,327          15,443          15,302
                                          =========       =========       =========       =========



  The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                                                Nine Months Ended
                                                                              ----------------------
                                                                              June 30,      July 1,
                                                                                2001         2000
                                                                              --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................................    $(15,923)    $ (7,697)
Adjustments to reconcile net loss to net cash used in
operating activities-
   Depreciation and amortization .........................................       6,483        3,111
   Reversal of previously recorded Trex reserves..........................      (2,143)        --
   Compensation expense related to issuance of stock options .............         166           37
   Change in deferred tax asset ..........................................        --         (4,990)
   Changes in assets and liabilities, net of non-cash items-
      Accounts receivable ................................................       9,406        2,313
      Inventories ........................................................        (513)      (4,137)
      Prepaid expenses and other current assets ..........................        (277)       4,089
      Accounts payable ...................................................        (948)         779
      Accrued expenses ...................................................      (4,243)        (133)
      Deferred revenue ...................................................      (2,668)       2,689
                                                                              --------     --------
       Net cash used in operating activities .............................     (10,660)      (3,939)
                                                                              --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of held-to-maturity investments ...............................        --        (19,879)
 Sales and maturities of held-to-maturity investments ....................        --         31,182
 Proceeds from settlement of Trex purchase price...........................         932         --
 Purchases of property and equipment .....................................      (2,693)      (3,900)
 Increase (decrease) in other assets .....................................          21       (4,920)
                                                                              --------     --------
       Net cash (used in) provided by investing activities ...............      (1,740)       2,483
                                                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in line of credit ...............................       1,204         (692)
 Issuance of common stock pursuant to options and employee stock
   purchase plan, including tax benefit ..................................         320          264
                                                                              --------     --------
       Net cash provided by (used in) financing activities ...............       1,524         (428)
                                                                              --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................................           6         (526)
                                                                              --------     --------
NET DECREASE IN CASH AND
 CASH EQUIVALENTS ........................................................     (10,870)      (2,410)
CASH AND CASH EQUIVALENTS, beginning of period ...........................      22,778       36,508
                                                                              --------     --------
CASH AND CASH EQUIVALENTS, end of period .................................    $ 11,908     $ 34,098
                                                                              ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for income taxes ............................    $     42     $    167
                                                                              ========     ========
 Cash paid during the period for interest ................................    $     52     $     25
                                                                              ========     ========
SUPPLEMENTAL SCHEDULE OF NON CASH ITEMS:
 Issuance of Note Payable to Fleet Business Credit Corp. for
  litigation settlement...................................................    $  1,550     $   --
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

     The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the three months and nine months ended June 30, 2001 and July 1, 2000 and the consolidated statements of cash flows for the nine months ended June 30, 2001 and July 1, 2000, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the three months and nine months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 29, 2001.

(2) ACQUISITION

     Trex Medical Acquisition. On September 15, 2000 the Company acquired the U.S. business assets of Trex Medical in exchange for approximately $30,000 in cash and a note in the amount of $25,000. The purchase price was subject to adjustment based upon the working capital of Trex Medical as of the closing. Following the acquisition, the Company disagreed with Trex Medical's calculation of its working capital as reflected on its closing balance sheet. In accordance with the dispute resolution procedures set forth in the purchase agreement, the Company and Thermo Electron Corporation, sole shareholder of Trex Medical, jointly sought the assistance of an independent arbitrator to determine the closing working capital.

     In June 2001, the independent arbitrator determined that adjustments of $2,839 in addition to $119 of adjustments agreed to by Thermo Electron Corporation before submission to arbitration, were required to the closing balance sheet submitted by Trex Medical. This resulted in a payment of approximately $932 to Hologic as an adjustment to the purchase price. In addition, as a result of this arbitration settlement, the Company evaluated the components of the $2,900 of adjustments and determined that approximately $2,100 of reserves and accruals provided for through charges to earnings in the fourth quarter of fiscal 2000 should have been recorded in our allocation of the purchase price for this acquisition. The remaining $700 related to items that were recorded in the original purchase price allocation. Included in the Company's results for the three and nine month periods ended June 30, 2001 are expense reductions totalling $2,900 relating to the purchase price reallocation as follows:

     . $1,527 cost of product sales reduction for warranty accrual and for performance upgrades on prior sales
     .    $376 selling expense reduction for accrued sales commissions
     . $984 general and administrative expense reduction for various expense accruals, bad debt expense and a reduction of previously recorded amortization expense on goodwill originally recorded

     Additionally, other reserves related to the Trex Medical businesses that were increased through charges to earnings have been reassessed based on information made available in the arbitration process and nine months of activity under the Company's ownership and have been found to be excess of current requirements by approximately $736. Accordingly, the Company has reversed these amounts through cost of product sales, general and administrative and selling expenses as appropriate, in three and nine months ended June 30, 2001.

     As a result of reversal of these reserve amounts, as well as an increase in the fair value of certain inventory items in the purchase price reallocation, the Company recorded a reduction of goodwill and other identified intangibles of approximately $4,900 as of June 30, 2001.

     Unaudited, pro forma operating results for the Company, assuming the acquisition of Trex Medical occurred on September 26, 1999 are as follows:



                                           Three Months Ended    Nine Months Ended
                                                  July 1,             July 1,
                                                   2000               2000
                                                   ----               ----

     Net sales.................................  $ 56,228      $ 153,712
     Net loss..................................  $(89,248)     $(110,767)
     Basic and diluted net income per share....  $  (5.83)     $   (7.24)


(3)    NONRECURRING AND RESTRUCTURING CHARGES

     In April 2001 Fluoroscan operations moved from the facility in Northbrook, Illinois to corporate headquarters in Bedford, Massachusetts. Approximately $500,000 of expenses were incurred in the third quarter in connection with this move, which included approximately $200,000 of moving costs, $100,000 of severance costs, $100,000 to vacate the facility and $100,000 of other costs. In addition, the Company had reduced 21 positions at the Lorad facility on June 1, 2001 and incurred approximately $200,000 of restructuring charges during the current quarter.

(4)    INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                            June 30,        September 30,
                                                              2001              2000
                                                            -------           -------

Raw materials and work-in-process.......................    $26,231           $24,742
Finished goods..........................................     15,373            14,964
                                                            -------           -------
                                                            $41,604           $39,706
                                                            =======           =======


     Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(5) EARNINGS PER SHARE

     Diluted weighted average shares outstanding does not include options to purchase common shares of 2,085 and 2,045 for the three and nine months ended June 30, 2001, and 1,719 and 1,774 for the three and nine months ended July 1, 2000, respectively. Inclusion of these shares would have an anti-dilutive effect, as Hologic has recorded a loss for all periods presented.

(6)  CONCENTRATION OF CREDIT RISK

     The Company finances certain sales to Latin America over a two-to-three year time-frame. At June 30, 2001, the Company had total accounts receivable outstanding of approximately $4,000 relating to these sales, of which $616 were long-term and are included in other assets. As of June 30, 2001, the Company has not experienced any significant change in the status of these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

(7)  COMPREHENSIVE LOSS

     Statement of Financial Accounting Standards No.130, Reporting Comprehensive Income established standards for reporting and display of comprehensive loss and its components in the financial statements. The Company's only item of other comprehensive loss relates to foreign currency translation adjustments.

A reconciliation of comprehensive loss is as follows:

                                                            Three Months Ended                 Nine Months Ended
                                                            ------------------                 -----------------
                                                        June 30,            July 1,         June 30,          July 1,
                                                          2001               2000             2001             2000
                                                        -------            -------          --------          -------
Net loss as reported...........................         $(1,213)           $(2,643)         $(15,923)         $(7,697)
 Foreign currency translation adjustment.......            ( 79)              (121)             (110)            (472)
                                                        -------            -------          --------          -------

Comprehensive loss.............................         $(1,292)           $(2,764)         $(16,033)         $(8,169)
                                                        =======            =======          ========          =======




(8)  BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

     Hologic is a leading developer, manufacturer and supplier of bone densitometers, mammography and breast biopsy devices, direct-to-digital x-ray systems and other x-ray based imaging systems. These products are generally targeted to address women's healthcare and general radiographic applications.

     Hologic organizes its business operations into four major groups - bone assessment, mini c-arm imaging, digital imaging and mammography/general radiography, each of which comprises a reportable segment. The segments were determined based primarily on how the Chief Operating Executive views Hologic's operations. Hologic measures segment performance based on revenues and operating income.

Hologic includes the following businesses:

- Bone Assessment, which provides x-ray bone densitometers and ultrasound bone analyzers that address the market for osteoporosis prevention and treatment - a key element of women's healthcare.

- Mini C-Arm Imaging, provides low intensity, real-time mini c-arm x-ray imaging devices that address a trend towards minimally invasive surgery.

- Digital Imaging, provides dose-efficient, high productivity direct-to-digital x-ray image capture systems for the medical and nondestructive testing markets. Hologic offers the Direct Radiography proprietary flat panel technology "Direct Ray" as fully integrated radiographic systems, as an image capture upgrade for x-ray equipment and as a digital component for original equipment manufacturers to incorporate into their own products. To date, Hologic has had only limited sales of its flat panel products, primarily for test purposes. In addition, Hologic is working on the research and development of several long-term projects, with an emphasis on direct radiography plates and systems. As a result, Hologic has, and intends to continue to incur, significant expenses in connection with the further development and commercialization of these products.

- Mammography/General Radiography, acquired in September 2000, significantly expanded our product breadth through the acquisition of substantially all of the business and assets of the United

     States operations of Trex Medical Corporation. The principal business acquired included Trex Medical's Lorad mammography and breast biopsy operations, and its general radiography operations. We plan to combine our DirectRay technology with our Lorad and other Trex Medical imaging products to develop new digital x-ray technology platforms.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are not significant. Segment information for the three months and nine months ended June 30, 2001 and July 1, 2000 is as follows:

                                        Three Months Ended             Nine Months Ended
                                     ------------------------          -----------------
                                     June 30,         July 1,      June 30,            July 1,
                                       2001             2000         2001               2000
                                     -------          -------      --------           --------
Total revenues-
 Bone Assessment                    $ 17,409         $ 16,657      $ 47,901           $ 50,295
 Mini C-Arm Imaging                    3,302            3,961        10,974             10,723
 Digital Imaging                       3,574            1,465         8,509              5,611
 Mammography/General Radiography      20,653                -        65,846                  -
                                    --------         --------      --------           --------
                                    $ 44,938         $ 22,083      $133,230           $ 66,629
                                    ========         ========      ========           ========

Operating income (loss)-
 Bone Assessment                    $  3,797         $    221      $  6,322           $   (541)
 Mini C-Arm Imaging                     (135)              16           (27)               357
 Digital Imaging                      (4,588)          (5,260)      (16,993)           (14,498)
 Mammography/General Radiography         460                -        (3,855)                 -
                                    --------         --------      --------           --------
                                    $   (466)        $ (5,023)     $(14,553)          $(14,682)
                                    ========         ========      ========           ========

Net income (loss)-
 Bone Assessment                    $  3,794         $    633      $  6,972           $  1,504
 Mini C-Arm Imaging                     (165)              23           262                191
 Digital Imaging                      (4,588)          (3,299)      (16,996)            (9,392)
 Mammography/General Radiography        (254)               -        (6,161)                 -
                                    --------         --------      --------           --------
                                    $ (1,213)        $ (2,643)     $(15,923)          $ (7,697)
                                    ========         ========      ========           ========

Depreciation and
 amortization-
 Bone Assessment                     $   786         $    786      $  2,379           $  2,219
 Mini C-Arm Imaging                       34               48           173                168
 Digital Imaging                         356              342         1,059                724
 Mammography/General Radiography         553                -         2,872                  -
                                    --------         --------      --------           --------
                                    $  1,729         $  1,176      $  6,483           $  3,111
                                    ========         ========      ========           ========

Capital expenditures-
 Bone Assessment                    $    299         $  1,257      $    891           $  2,237
 Mini C-Arm Imaging                        -               14           183                138
 Digital Imaging                          47              586           660              1,525
 Mammography/General Radiography         327                -           959                  -
                                    --------         --------      --------           --------
                                    $    673         $  1,857      $  2,693           $  3,900
                                    ========         ========      ========           ========
                                    June 30,       September 30,
                                      2001             2000
                                    --------         --------
Identifiable assets-
 Bone Assessment                    $108,985         $110,425
 Mini C-Arm Imaging                   15,402           17,539
 Digital Imaging                       1,866           10,038
 Mammography/General                  66,222           81,653
  Radiography                       --------         --------
                                    $192,475         $219,655
                                    ========         ========

   Export sales from the United States to unaffiliated customers primarily in Europe, Asia and Latin America during the three months and nine months ended June 30, 2001 totaled approximately $8,091 and $29,400, respectively; and for the three months and nine months ended July 1, 2000 totaled approximately $4,834 and $17,389, respectively.

   Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

   Export product sales as a percentage of total product sales are as follows:

                            Three Months Ended      Nine Months Ended
                            June 30,    July 1,     June 30,    July 1,
                             2001        2000         2001       2000
                             ----        ----         ----       ----

       Europe                  11%         17%          14%        23%
       Asia                     9           5            8          7
       All others               4           7            7          5
                              ---        ----           --       ----

                               24%         29%          29%        35%
                              ===        ====           ==       ====

(9) LITIGATION

     On August 9, 2001 the Company and Fleet Business Credit Corp. reached an agreement to settle the litigation between the parties. The terms of the $3,050 settlement provide that Hologic will make a cash payment of $1,500 and issue a note payable to Fleet for $1,550 payable in full on August 10, 2004 and bears interest at a rate of prime plus 1%.

     Under the terms of the Master Product Financing Agreement, the Company was contingently liable for a certain amount per system sold under the agreement. The Company recorded the amount for which it was contingently liable as deferred revenue. Based on the definitive settlement, $1,500 of this balance is currently due to Fleet and has been classified as accrued liabilities and $1,550 is due under an executed note and has been classified as a long term note payable in the accompanying consolidated balance sheet. Also, as a result of the settlement, the Company has recognized the remaining amount of the revenue deferred totalling $2,147. In addition, the Company reversed $500,000 of related warranty reserves which were no longer necessary through a reduction of cost of product sales.

     In connection with the Trex Medical acquisition, Hologic assumed liability for a lawsuit filed by Fischer Imaging against Trex Medical alleging that the Lorad prone biopsy system infringes upon two Fischer Imaging patents, subject to indemnification from Trex Medical and its parent, Thermo Electron Corporation, for any damages up to our adjusted purchase price for the Trex Medical assets. In connection with this arrangement, Trex Medical is continuing to defend this lawsuit and has advised the Company that it has meritorious defenses to Fischer's claims. If Trex Medical is unsuccessful in defending this lawsuit, the Company may be prohibited from manufacturing and selling the prone-breast biopsy system without a license from Fischer Imaging and Fischer Imaging could be awarded significant damages. If a license were required, Hologic cannot assure that it would be able to obtain one on commercially reasonable terms, if at all. Moreover, if Fischer Imaging were awarded damages, Hologic cannot assure that its indemnification from Trex Medical and Thermo Electron would be sufficient to cover the amount of the award.

     In the ordinary course of business, the Company is party to other various types of litigation, which the Company does not believe will have a material adverse effect on the Company's financial position or results of operations.

(10)  NEW ACCOUNTING PRONOUNCEMENTS

     Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, was
issued in December 1999.   On March 24, 2000, the SEC deferred implementation of
SAB 101 until the second calendar quarter of 2000, and on June 26, 2000, implementation was further deferred until the fourth quarter of calendar 2000. The Company is required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, no later than the fourth quarter of fiscal 2001. Management is currently evaluating the impact this statement will have on the Company's financial statements.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill will no longer be amortized, instead goodwill will be reviewed for impairment annually, at a minimum, by applying a fair-value-based test. This statement is effective for the Company for the first quarter in the fiscal year ended September 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

(11) SUBSEQUENT EVENT

     On August 13, 2001 the Company announced an overall-restructuring plan focusing primarily on a company-wide cost savings initiative which include a planned reduction of the workforce by 10%, or approximately eighty employees, and trimming operating expenses in each of our business units. As a result of the plan, once completed, the Company expects to realize annual cost savings of approximately $10 million. It is anticipated that a restructing charge, primarily related to severance costs, of approximately $1.2 million will be incurred in the fourth quarter which ends September 29, 2001.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

                         HOLOGIC, INC. AND SUBSIDIARIES


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This report contains forward-looking information that involves risks and uncertainties, including statements about our plans, objectives, expectations, beliefs and intentions. Actual results may be materially different than those anticipated in these forward-looking statements. Factors that could cause actual results to materially differ include known and unknown risks, including, without limitation, those factors enumerated under the caption "Risk Factors" below. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

RECENT DEVELOPMENTS

     Trex Medical Acquisition. On September 15, 2000, we acquired the U.S. business assets of Trex Medical in exchange for approximately $30.0 million in cash and a note in the amount of $25.0 million. The cash portion of the purchase price was subject to adjustment based upon the working capital of Trex Medical as of the closing. Following the acquisition, we disagreed with Trex Medical's calculation of its working capital as reflected on its closing balance sheet. In accordance with the dispute resolution procedures set forth in the purchase agreement, the Company and Thermo Electron Corporation, sole shareholder of Trex Medical, jointly sought the assistance of an independent arbitrator to determine the closing working capital.

     In June 2001, the independent arbitrator determined that adjustments of $2,839,000, in addition to $119,000 of adjustments agreed to by Thermo Electron Corporation before submission to arbitration, were required to the closing balance sheet submitted by Trex Medical. This resulted in a payment of approximately $932,000 to Hologic as an adjustment to the cash portion of the purchase price. In addition, as a result of this arbitration settlement, we evaluated the components of the $2.8 million of adjustments and determined that approximately $2.1 million of reserves and accruals provided for through charges to earnings in the fourth quarter of fiscal 2000 should have been recorded in our allocation of the purchase price for this acquisition. The remaining $700,000 related to items that were recorded in the original purchase price allocation. Included in the Company's results for the three and nine month periods ended June 30, 2001 are expense reductions totalling $2.9 million relating to the purchase price reallocation as follows:

     . $1,527,000 cost of product sales reduction for warranty accrual and for performance upgrades on prior sales

     .    $376,000 selling expense reduction for accrued sales commissions and

     . $984,000 general and administrative expense reduction for various expense accruals, bad debt expense and a reduction of previously recorded amortization expense on goodwill originally recorded

     Additionally, other reserves related to the Trex Medical businesses that were increased through charges to earnings have been reassessed based on information made available in the arbitration process and nine months of activity under the Company's ownership and have been found to be excess of current requirements by approximately $736,000. Accordingly, the Company has reversed these amounts through cost of product sales, general and administrative and selling expenses, as appropriate, in the three and nine months ended June 30, 2001.

     As a result of reversal of these reserve amounts, as well as an increase in the fair value of certain inventory items in the purchase price reallocation, the Company recorded a reduction of goodwill and other identified intangibles of approximately $4.9 million as of June 30, 2001.

     Fleet Litigation Settlement. On August 9, 2001, we entered into a settlement agreement with Fleet Business Credit Corporation. This Settlement Agreement ends a two-year dispute relating to Hologic's Strategic Alliance Program under which Fleet, formerly Sanwa Business Credit Corp., acquired Hologic bone densitometry systems to lease to physicians on a fee per-scan basis throughout the United States. This litigation is more fully described under
Part II, Item 1 of this Report.

     The agreement requires Hologic and Fleet to file for dismissal, with prejudice, of the litigation between the parties and for mutual releases related to the strategic alliance programs. In addition, we paid Fleet $1.5 million in cash upon the execution of the settlement agreement and executed a $1.55 million unsecured note payable. The note bears interest at Fleet's prime rate plus 1% with the full amount of principal to be paid on August 10, 2004. We have agreed to continue to perform remarketing services based on separately negotiated market terms as requested by Fleet on a prepaid basis. We also continue to be entitled to benefit from excess lease and other payments made to Fleet under the program, which based upon current usage, we anticipate will reduce the $1.55 million note to approximately $1.0 million over the next three years.

     Under the terms of the Master Product Financing Agreement, the Company was contingently liable for a certain amount per system sold under the agreement. The Company recorded the amount for which it was contingently liable as deferred revenue. Based on the definitive settlement, the Company has reclassified deferred revenue amounts of $1,500,000 as accrued liabilities and $1,550,000 as long term note payable in the accompanying consolidated balance sheet. The Company has also recognized as revenue the remaining deferred revenue amounts of $2,147,000. In addition, we reversed $500,000 of related warranty reserves which were no longer necessary, through a reduction of cost of product sales.

     Other Nonrecurring and Restructuring Charges. Our results for the three and nine month periods ended June 30, 2001 include the following:

     . $500,000 of expenses related to the move of the Fluoroscan mini C-arm product line to the corporate headquarters in Bedford, Massachusetts including approximately $200,000 of moving costs, $100,000 of severance costs, $100,000 to vacate the facility and $100,000 of other costs and
     . $200,000 in severance costs related to a 21 person reduction at the Lorad facility in June

     Restructuring Plan. On August 13, 2001 we announced a restructuring plan focusing primarily on a company-wide cost savings initiative which includes a planned reduction of the workforce by

10%, or approximately eighty employees, and trimming operating expenses in each of our business units. As a result of the plan, once completed, we expect to realize annual cost savings of approximately $10 million. We further anticipate that we will incur a restructuring charge, primarily related to severance costs, of approximately $1.2 million in the fourth quarter of our current fiscal year, which ends September 29, 2001.

RESULTS OF OPERATIONS


                                               Three Months Ended                       Nine Months Ended
                                        June 30, 2001       July 1, 2000          June 30, 2001       July 1, 2000
Revenues:
     Product sales                           95.1%               99.3%               98.1%               95.9%
     Other revenue                            4.9%                0.7%                1.9%                4.1%
-------------------------------------------------------------------------------------------------------------
                                            100.0%              100.0%              100.0%              100.0%
-------------------------------------------------------------------------------------------------------------
Costs and expenses:
     Cost of product sales                   58.5%               63.3%               65.2%               60.8%
     Research and development                12.3%               17.5%               13.5%               18.9%
     Selling and marketing                   19.0%               27.6%               20.2%               25.9%
     General and administrative               9.6%               14.3%               11.5%               16.4%
     Nonrecurring charges                     1.6%                0.0%                0.5%                0.0%
-------------------------------------------------------------------------------------------------------------
                                            101.0%              122.7%              110.9%              122.0%
-------------------------------------------------------------------------------------------------------------
     Loss from operations                    (1.0%)             (22.7%)             (10.9%)             (22.0%)
     Interest income                          0.6%                4.0%                0.6%                4.2%
     Other expense                           (2.0%)               0.0%               (1.6%)             (0.1)%
-------------------------------------------------------------------------------------------------------------
Loss before income taxes                     (2.5%)             (18.8%)             (11.8%)             (18.0%)
Provision (benefit) for income taxes          0.2%               (6.8%)               0.1%               (6.5%)
Net loss                                     (2.7%)             (12.0%)             (12.0%)             (11.6%)
-------------------------------------------------------------------------------------------------------------

     Revenues. Total revenues for the third quarter of fiscal 2001 increased 104% to $44.9 million from $22.1 million for the third quarter of fiscal 2000. Total revenues for the current nine month period increased 100% to $133.2 million from $66.6 million for the first nine months of fiscal 2000. These increases were primarily due to the addition of revenues of $20.7 million and $65.8 million for the third quarter and first nine months of fiscal 2001, respectively, from sales of mammography and general radiography products acquired in connection with the Trex Medical acquisition in September 2000.

     Total revenues in our historic businesses of bone assessment, mini c-arm imaging and digital imaging increased 1% to $22.1 million in the current quarter from $21.9 million in the third quarter of fiscal 2000. This increase was primarily due to the addition of approximately $2.1 million of previously deferred revenue associated with the Fleet litigation settlement, an increase in service revenues and an increase in digital imaging revenues, that were partially offset by a decrease in bone assessment and mini c-arm units sold. Excluding the adjustment for the Fleet litigation settlement, total bone assessment revenues decreased 1% to $15.2 million in the current quarter from $16.7 million for the third quarter of fiscal 2000, primarily due to a decrease in the number of DXA and ultrasound bone densitometry units sold in the United States partially offset by higher average unit prices due to an increased percentage of sales of the Delphi DXA system. Total mini c-arm imaging revenues decreased 17% to $3.3 million in the current quarter from $4.0 million in the third quarter of fiscal 2000 primarily due to a decrease in the number of mini c-arms sold in the United States. Total digital imaging revenues for the current quarter increased 144% to $3.6 million from $1.5 million for the third quarter of fiscal 2000. This increase was primarily due to an increase in the number of digital imaging systems sold, primarily in the United States.

     Total revenues for our historic businesses increased 1% to $64.8 million in the current nine month period from $63.9 million for the first nine months of fiscal 2000. This increase was primarily due to the addition of approximately $2.1 million of revenue associated with the Fleet litigation settlement, an increase in the number of digital imaging products sold, and an increase in service revenues, that were partially offset by a decrease in royalty revenue relating to our sale in early fiscal 2000 of a fully-paid up license of our DXA technology for use in baggage inspection equipment to Vivid Technologies, Inc., and to a decrease in ultrasound bone assessment product sales. Total bone assessment revenues for the current nine month period decreased 5% to $47.9 million from $50.3 million for the first nine months of fiscal 2000. The decrease was primarily due to a decrease in Sahara product sales in the United States. The revenue we recognized in connection with the Fleet litigation settlement was offset by a reduction in royalty revenue of $2.0 million that we recognized in the first nine months of fiscal 2000 relating to Vivid's buy-out of our baggage equipment license. Total mini c-arm revenues increased 2% for the current nine month period to $11.0 million from $10.7 million for the first nine months of fiscal 2000. This increase was primarily due to an increase in the number of units sold in Europe. Total digital imaging revenues for the current nine month period increased 52% to $8.5 million from $5.6 million for the comparable period of fiscal 2000. This increase was primarily due to an increase in the number of digital imaging systems sold, primarily in the United States.

     Other revenues in fiscal 2000 included the royalty revenue recognized from a license of our DXA technology to Vivid for use in baggage inspection equipment. In fiscal 2001, this revenue included revenue recognized in the current quarter attributable to the settlement of the litigation with Fleet. These revenues were included in our bone assessment segment revenues for the applicable periods.

     In the first nine months of fiscal 2001, approximately 71% of product sales were generated in the United States, 14% in Europe and 15% in other international markets. In the first nine months of fiscal 2000, approximately 65% of product sales were generated in the United States, 23% in Europe and 12% in other international markets. In the current three month period approximately 76% of product sales were generated in the United States, 11% in Europe and 13% in other international markets. We expect that foreign sales will continue to account for a significant portion of product sales. Continued economic and currency related uncertainty in a number of foreign countries, especially in Asia and Latin America, could reduce our future sales to these markets.

     Costs of Product Sales. The cost of product sales decreased as a percentage of product sales to 62% in the third quarter of fiscal 2001 from 64% in the third quarter of fiscal 2000. The cost of product sales increased as a percentage of product sales to 66% in the current nine month period from 63% in the first nine months of fiscal 2000. In the current quarter, these costs decreased by $2.0 million due to the final purchase price adjustment of the Trex acquisition and the settlement of the Fleet litigation. Absent these reductions, cost of product sales would have been 66% and 68% for the current three and nine month periods, respectively.

     In the current three month period improvements in margins in the bone assessment, mini c-arm and digital imaging businesses were offset by the addition of lower margins on sales of the mammography and general radiography products acquired from Trex Medical, and by increased sales of our digital imaging products. While margins from our digital imaging products improved in the current three month period as compared to the prior year period as a result of increased volume, margins on this product continued to be negative reflecting the under absorption of our manufacturing overhead as a result of our limited sales of those products and inefficiencies relating to new product introduction. Our cost of product sales as a percentage of product sales for our bone assessment and mini c-arm businesses decreased to 50% in the current quarter from 63% in the third quarter of fiscal 2000. This decrease was primarily due to an increase in the number of Delphi bone densitometry units sold which have a lower cost of product sales as a percentage of product sales than the Acclaim series, and to a reduction in cost of product expenses for the mini c-arm units as a result of the move of this product line from Illinois to our Bedford, Massachusetts facility in April 2001.

     In the current nine month period improvements in margins in the bone assessment and mini c-arm businesses were offset by the addition of lower margins on sales of the mammography and general radiography products acquired from Trex Medical. Included in the cost of product sales for the current nine month period for Trex Medical products is approximately $800,000 for the impact of the fair market write-up of acquired inventory on equipment sold. While margins from our digital imaging products improved in the current nine month period as compared to the prior year period as a result of increased volume, margins on this product continued to be negative reflecting the under absorption of our manufacturing overhead as a result of our limited sales of those products and inefficiencies relating to new product introduction. Our cost of product sales as a percentage of product sales for our historic business increased to 65% in the current nine month period from 63% in the first nine months of fiscal 2000. This increase was primarily due to increased manufacturing and service costs related to digital imaging, which has significant fixed manufacturing costs and is operating significantly below manufacturing capacity.

     Research and Development Expenses. Research and development expenses increased 43% to $5.5 million (12% of total revenues) in the current quarter from $3.9 million (18% of total revenues) in the third quarter of fiscal 2000. For the current nine month period, research and development costs increased 43% to $18.0 million (14% of total revenues) from $12.6 million (19% of total revenues) for the first nine months of fiscal 2000. These increases were primarily due to the acquisition of Trex Medical which added approximately $2.3 million and $7.2 million of research and development expenses in the current quarter and nine month periods, respectively. Partially offsetting the increases from the Trex Medical acquisition is a reduction in research and development spending primarily related to our bone densitometry products. In addition, in the current quarter and nine month periods, approximately $2.3 million and $7.7 million of the total, respectively, related to the development of new digital radiography systems and detectors in connection with our digital imaging products.

     Selling and Marketing Expenses. Selling and marketing expenses increased 30% to $7.9 million (19% of product sales) in the current quarter from $6.1 million (28% of product sales) in the third quarter of fiscal 2000. For the current nine month period, selling and marketing expenses increased 53% to $26.3 million (20% of product sales) from $17.2 million (27% of product sales) for the first nine months of fiscal 2000. These increases are primarily due to selling and marketing expenses of $2.7 million and $10.4 million related to the mammography and general radiography products acquired from Trex Medical for the current three month and nine month periods, respectively, partially offset by a decrease in the historic business sales commissions primarily due to the lower sales volume in the primary care market in the United States and to the $367,000 decrease in selling expenses as a result of the Trex Medical purchase price settlement.

     General and Administrative Expenses. General and administrative expenses increased 37% to $4.3 million (10% of total revenues) in the current quarter from $3.2 million (14% of total revenues) in the third quarter of fiscal 2000. During the first nine months of fiscal 2001, general and administrative expenses increased 41% to $15.3 million (12% of total revenues) from $10.9 million (16% of total revenues) in the first nine months of fiscal 2000. These increases, in absolute dollars, were primarily due to the addition of approximately $1.4 million and $6.5 million of general and administrative expenses related to the acquired Trex Medical businesses in the current quarter and nine month periods, respectively. In addition, these expenses decreased $984,000 in the current three and nine month periods due to the Trex Medical purchase price settlement.

     Nonrecurring and restructuring charges. Nonrecurring and restructuring costs in the current quarter are the result of our ongoing efforts to streamline operations. We recently completed the move of our Fluoroscan operations from our facility in Northbrook, Illinois to our corporate headquarters in Bedford, Massachusetts. We incurred approximately $500,000 of expenses in the third quarter in connection with this move. These costs include approximately $200,000 of moving costs, $100,000 of severance costs, $100,000 to vacate the facility and $100,000 of other costs. Longer term, we believe that the move will result in operating efficiencies and reduced overhead for the Fluoroscan operations. In addition, we had a reduction of 21 positions at the Lorad facility on June 1, 2001 and incurred approximately $200,000 of related severance charges during the current quarter.

     Interest Income. Interest income decreased to $258,000 in the current quarter from $900,000 in the third quarter of fiscal 2000 and decreased to $854,000 in the current nine month period from $2.8 million in the comparable period in fiscal 2000. These decreases were due to a lower investment base than in the prior year, primarily due to the use of cash for the Trex Medical acquisition during fiscal 2000 and our continuing investment in research and development of digital radiography products.

     Other Expense. We incurred other expense of approximately $900,000 and $8,000, for the third quarter of fiscal 2001 and 2000, respectively. For the first nine months of fiscal 2001 and 2000, we incurred other expense of $2.1 million and $82,000, respectively. In the current fiscal year, these expenses are primarily due to interest costs of approximately $700,000 per quarter on the $25 million note payable issued in connection with the Trex Medical acquisition. In the first quarter of fiscal 2001, these costs were partially offset by insurance proceeds received in excess of cost related to storm damage at Fluoroscan last year. In fiscal 2000, these expenses primarily included foreign currency transaction losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the two foreign currencies, the French Franc and the Belgian Franc, in which the subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

     Provision (Benefit) for Income Taxes. In fiscal 2000, we had a benefit for income taxes as a result of the loss during the period. We believe the related deferred tax asset will be realizable in the future. The effective tax rate for the current quarter and nine month periods reflects the establishment of a valuation allowance for the tax benefit associated with losses arising these periods. We established valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

SEGMENT RESULTS OF OPERATIONS

     Our businesses are reported as four segments: bone assessment; mini c- arm imaging; digital imaging; and mammography/general radiography. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We measure segment performance based on total revenues and operating income (loss). Revenues from each of these segments are described above. The discussion that follows is a summary analysis of the primary changes in operating income by segment.

     Bone Assessment. Reported operating income for bone assessment was $3.8 million and $6.3 million for the three and nine months ended June 30, 2001, respectively, compared to operating income of $220,000 and an operating loss of $541,000 for the same periods in fiscal 2000. The improved operating income for the Bone Assessment business in the current three and nine month periods is primarily due to the $2.6 million recorded as part of the Fleet settlement, an improvement in gross margins from an increased percentage of sales of the Delphi DXA system and an overall reduction in operating expenses including the reassignment of certain research and development personnel to the digital imaging segment.

     Mini C-Arm Imaging. The mini c-arm business reported a loss from operations of $135,000 and $26,000 for the three and nine months ended June 30, 2001, respectively, compared to operating income of $16,000 and $357,000 for the same periods in fiscal 2000. Excluding the $517,000 charge associated with the move of the mini c-arm operations from Illinois to our corporate headquarters facility in Bedford, Massachusetts, our operating results of the mini c-arm business improved during the three and nine month periods of 2001 compared to the same periods in 2000. This improvement was primarily attributable to an increase in gross margins due to a reduction of product material and overhead costs and from an overall reduction in operating expenses.

     Digital Imaging. The digital imaging business reported a 13% decrease in loss from operations to $4.6 million in the current quarter from $5.3 million in the third quarter of fiscal 2000. This decrease was primarily due to the additional gross margin from increased revenues. The operating loss increased 17% to $17.0 million from $14.5 million for the first nine months of fiscal 2000. This increase was primarily due to the increase of personnel and related operating expenses for the development of new digital radiography systems and detectors, including development of a mammography detector, a single plate general radiography detector, and improvements to the EPEX and RADEX general radiography systems. To date, we have had only limited sales of these systems. Total costs and expenses related to DRC totaled approximately $8.2 million and $25.5 million for the three and nine months ended June 30, 2001, respectively. We expect to continue to incur significant costs and expenses at DRC for the foreseeable future as efforts are placed on developing and commercializing our digital radiography systems.

     Mammography/General Radiography. We acquired this business segment on September 15, 2000 and therefore the three and nine month periods of fiscal 2000 do not include any revenues or expenses from the acquired Lorad and Trex general radiography businesses. In the current quarter and first nine months of 2001, we recognized operating income of $460,000 and an operating loss of $3.9 million, respectively, from this business segment, primarily attributable to operating profits from sales of our mammography products reduced by losses from sales of general radiography products.

ACQUIRED IN-PROCESS TECHNOLOGY

     We incurred in-process research and development charges totaling approximately $5.0 million in fiscal 2000. These charges related to our acquisition of Trex Medical. We determined these valuations giving explicit consideration to the Securities and Exchange Commission's views on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants SEC Regulations Committee (the "AICPA Letter"). These valuations were further based upon appraisals prepared by an independent appraiser experienced in evaluating in-process research and development. A description of our valuation methodology used and a comparison of our actual results through June 30, 2001, and assumptions used in those valuations are set forth below.

     As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that technology assets and assembled workforce had value. As result of this identification and valuation process, we allocated approximately $5.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative futures uses. Accordingly, these costs were expensed as of the acquisition date.

     At the acquisition date, Trex Medical was conducting design, development, engineering and testing activities associated with the completion of several R&D projects related to its Mammography and General Radiography-R/F lines of business. Mammography-related projects included development efforts on a full- field digital mammography system, Lorad M-V, the I-650 platform to replace the Lorad Elite, and a second-generation mobile x-ray system. Projects related to the Radiography and R/F division included the next-generation R/F 3000i, second- generation mobile x-ray system, and the TouchView user-interface and System HUB R&D efforts.

     At the acquisition date, the Mammography technologies under development were approximately 46% percent complete based on engineering man-month data and technological progress. We estimated that the Radiography and R/F projects in progress were approximately 60% complete. Trex Medical had spent approximately $5.7 million on the in-process projects, and expected to spend approximately $5.1 million to complete all phases of the R&D. Anticipated completion dates ranged from 6 to 18 months, at which times we expected to begin benefiting from the developed technologies.

     In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects were based on our estimates of cost of sales, operating expenses, and income taxes from such projects.

     Aggregate revenues for Trex Medical technologies were estimated to grow at a compounded annual growth rate of approximately 17 percent for the five years following the acquisition, assuming the successful completion and market acceptance of the major R&D programs. The estimated revenues for the in-process projects were expected to peak approximately in fiscal 2006 and then decline as other new products and technologies are expected to enter the market.

     The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the developmental projects, a discount rate of 25 percent was used for the in-process R&D. The discount rate utilized was higher than our weighted average cost of capital due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances that were unknown at that time.

     Since the acquisition, we have used the acquired in-process technology to develop new products, which have or are expected to become part of our product lines when completed. However, we are constantly reviewing the allocation of our research and development resources to respond to the ever changing market and technology developments, as well as developments of our own internally developed and acquired evolving technology portfolio. Also, we have combined acquired research and development projects with other of our development activities, and we have delayed two projects.

     As of June 30, 2001 our expenditures incurred and estimates to complete our acquired in-process projects are consistent with our initial expectations. If we are not successful in implementing our projects, we may be unable to realize the value assigned to this in-process technology. In addition, the value of the other acquired intangible assets associated with this technology may also become impaired.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, we had approximately $48.0 million of working capital and our cash and cash equivalents totaled $11.9 million. Our cash and cash equivalents balance decreased approximately $10.9 million since September 30, 2000 as the net loss of $15.9 million was partially offset by an increase in cash from operating activities including non-cash charges for depreciation and amortization of $6.5 million plus changes in our current assets and liabilities, which resulted in net cash used in operating activities of $10.7 million. Cash provided by operations due to changes in our current assets and liabilities included decreases in accounts receivable of $9.4 million primarily due to improved collections at the former Trex Medical businesses. This source of cash was partially offset by a decrease in accrued expenses of $5.0 million. The decrease in accrued expenses is primarily due to the timing of payments. In addition, our cash flows from other activities included purchases of property and equipment of $2.7 million which consisted primarily of computer and information systems equipment and building improvements and an increase in borrowings under our European line of credit of $1.2 million.

     We finance some sales to Latin America over a two-to-three year time-frame. At June 30, 2001, we had total accounts receivable outstanding of approximately $4.0 million relating to these sales, of which approximately $600,000 were long-term and included in other assets. As of June 30, 2001, we have not experienced any significant write-offs of these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

     In September 2000, we purchased substantially all of the medical imaging assets of Trex Medical for approximately $30 million in cash and an 11.5% promissory note in the principal amount of $25 million with accrued interest first payable on September 13, 2001 and semi-annually thereafter. The entire principal balance is due on September 13, 2003. The promissory note is secured by our real property in Danbury, Connecticut and Bedford, Massachusetts. In June 2001, we received a cash payment of $932,000 from Trex Medical as an adjustment to the cash portion of the purchase price based upon the closing working capital acquired by us.

     On August 9, 2001, we entered into a settlement agreement with Fleet Business Credit Corporation (Fleet). As part of the settlement agreement, we paid Fleet $1.5 million in cash upon execution of the agreement and executed a $1.5 million unsecured note bearing simple interest at the bank's prime rate plus 1% with the full amount of principal to be paid on August 10, 2004. We have agreed to continue to perform remarketing services as requested by Fleet on a prepaid basis.

     In connection with our restructuring plan announced on August 13, 2001 discussed under "Recent Developments" above, we expect to incur a restructuring charge, primarily related to severance costs, of approximately $1.2 million in the fourth quarter of fiscal 2001, which ends September 29, 2001.

     In connection with our Trex Medical acquisition, we assumed liability for a lawsuit filed by Fischer Imaging against Trex Medical alleging that the Lorad prone biopsy system infringes upon two Fischer Imaging patents, subject to indemnification from Trex Medical and its parent, Thermo Electron Corporation, for any damages up to our adjusted purchase price for the Trex Medical assets. In connection with this arrangement, Trex Medical is continuing to defend this lawsuit. If Trex Medical is unsuccessful in defending this lawsuit, we may be prohibited from manufacturing and selling the prone-breast biopsy system without a license from Fischer Imaging and Fischer Imaging could be awarded significant damages. If a license were required, we cannot assure that we would be able to obtain one on commercially reasonable terms, if at all. Moreover, if Fischer Imaging were awarded damages, we cannot assure that our indemnification from Trex Medical and Thermo Electron would be sufficient to cover the amount of the award.

     Except as set forth above, we do not have any significant capital commitments. We are working on several projects, with an emphasis on direct radiography plates and systems. We believe that we will require additional funds in order to complete the development, conduct clinical trials and achieve regulatory approvals of our direct radiography and other products under development over the next several years. Moreover, we may require additional funds for the working capital to commence the manufacture and marketing of these new products in commercial quantities, if and when approved or cleared by the regulatory authorities. As a result, we anticipate that we will be required to reduce our losses and obtain additional funding to support these efforts. We are reviewing various alternatives to obtain additional funding, including working capital financing, the sale of securities, the sale and lease-back of one of our owned facilities and possible strategic alliances to help support our ongoing research and development costs. We cannot assure that additional funds will be available on favorable terms if at all, as more fully set forth in the risk factors listed below.

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

WE ARE INCURRING SIGNIFICANT LOSSES AND CANNOT ASSURE THAT WE WILL BECOME PROFITABLE.

     We incurred net losses of $18.6 million in fiscal 2000 and $15.9 million in the first nine months of fiscal 2001. In fiscal 2000, of these losses, net losses of approximately $13.4 million were attributable to the operations of Direct Radiography Corp. and $7.8 million were attributable to charges incurred in connection with our acquisition of substantially all of the medical imaging assets of Trex Medical in September 2000. In the first nine months of fiscal 2001, approximately $17.0 million of these losses were attributable to the operations of Direct Radiography Corp. and $6.2 million attributable to the acquired Trex Medical businesses. Direct Radiography Corp. has had only limited sales of its products. We intend to incur significant expenses in connection with the further development and commercialization of our direct radiography plates and systems. To a lesser extent we also anticipate that we will continue to incur losses on the conventional general radiography business we purchased from Trex Medical. We, therefore, cannot assure that we will become profitable.

OUR FAILURE TO REDUCE OUR LOSSES OR OBTAIN ADDITIONAL FUNDING COULD RESULT IN THE DELAY OR LIMITATION OF OUR RESEARCH AND DEVELOPMENT ACTIVITIES OR OTHERWISE HARM OUR BUSINESS AND PROSPECTS.

     We are working on the research and development of several long-term projects, with an emphasis on direct radiography plates and systems. We believe that we will require significant additional funds in order to complete the development, conduct clinical trials and achieve regulatory approvals of our direct radiography and other products under development over the next several years. Moreover, we may require additional funds for the working capital to commence the manufacture and marketing of these new products in commercial quantities, if and when approved or cleared by the regulatory authorities. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. As a result, we anticipate that we will be required to reduce our losses or obtain additional funding to support these efforts. We will need to raise additional capital through additional equity or debt financings, asset sales, collaborative arrangements or from other sources. This additional financing may not be available to us on a timely basis, if at all, or, may not be available on terms acceptable to us. If we fail to obtain acceptable additional financing, we may be required to reduce our planned expenditures, including our ongoing research and development expenditures. Such a reduction could result in the delay or limitation of our ongoing research and development projects and otherwise harm our business and prospects. Moreover, additional financing may cause dilution to existing stockholders.

THE MARKETS FOR OUR DIRECT RADIOGRAPHY PRODUCTS ARE UNPROVEN.

     In 1998, Direct Radiography Corp. was the first company to introduce direct-to-digital X-ray imaging products in the United States. Since that introduction, Direct Radiography Corp. has had only limited sales of its products. Moreover, the markets for these products are relatively new and remain unproven. There is a significant installed base of conventional X-ray imaging products in hospitals and radiological practices. The use of our direct-to-digital X-ray imaging products in many cases would require these potential customers to either modify or replace their existing X-ray imaging equipment. Moreover, we believe that a major factor in the market's acceptance of direct-to-digital X-ray technology is the trend toward transition by the healthcare industry from conventional film archiving systems to hospital Picture, Archive and Communication Systems, known as PACS, to store X-ray images electronically. Because the benefits of our direct-to-digital technology may not be fully realized by customers until they install a PACS system, a large potential market for these products may not develop until PACS systems are more widely used. Because of the early stage of the markets for these products, it is likely that our evaluation of the potential markets for these products will materially vary with time. We cannot assure that any significant market will develop for our direct radiography products.

IF WE FAIL TO ACHIEVE AND MAINTAIN THE HIGH MANUFACTURING STANDARDS THAT OUR DIRECT RADIOGRAPHY PRODUCTS REQUIRE, WE WILL NOT BE SUCCESSFUL IN DEVELOPING AND MARKETING THOSE PRODUCTS.

     The manufacture of our direct radiography detectors is highly complex and requires precise high quality manufacturing that is difficult to achieve. We, as well as other companies developing direct radiography systems, have experienced difficulties in the manufacture of these detectors.

     We obtain transistor plates for our direct radiography detectors from a sole contract manufacturer. Following our recent development of an improved design for our transistor plates, we experienced unacceptably high levels of defects for the newly designed plates. The manufacturer has advised us that they believe they have resolved the problem, and our testing of their most recent shipment of plates has been satisfactory. However, we could again encounter
production problems with future shipments.   Moreover, further changes in design
for our direct radiography detectors, including for our mammography detectors under development, could result in other unanticipated production problems. Our initial difficulties have led to a delay in our ability to ship our new direct radiography systems and adversely affected our anticipated revenues and results of operations from sales of those systems. Our failure, including the failure of our contract manufacturers, to achieve and maintain the required high manufacturing standards could result in further delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals, or other problems that could harm our business and prospects.

OUR SUCCESS DEPENDS ON NEW PRODUCT DEVELOPMENT.

     We have a continuing research and development program designed to develop new products and to enhance and improve our products. We are expending significant resources on the development of digital X-ray imaging products, including a digital mammography product. The successful development of our products and product enhancements are subject to numerous risks, both known and unknown, including:

 .    unanticipated delays;

 .    budget overruns;

 .    technical problems; and

 .    other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products, including, for example, changes requested by the FDA in connection with pre-market approval applications for our products or 510(k) notification.

     Given the uncertainties inherent with product development and introduction, we cannot assure that any of our product development efforts will be successful on a timely basis or within budget, if at all. Our failure to develop new products and product enhancements on a timely basis or within budget could harm our business and prospects.

FOLLOWING THE UNEXPECTED PASSING OF S. DAVID ELLENBOGEN, OUR CO-FOUNDER, CHAIRMAN AND CHIEF EXECUTIVE OFFICER, WE ARE UNDERGOING A MANAGEMENT TRANSITION, WHICH IF NOT SUCCESSFULLY IMPLEMENTED COULD HARM OUR BUSINESS AND PROSPECTS.

     On June 21, 2001, S. David Ellenbogen, our co-founder, Chairman and Chief Executive Officer, unexpectedly passed away. On July 31, 2001, our Board of Directors named John W. Cumming, Chief Executive Officer, President, and a director. Mr. Cumming joined Hologic in August 2000 as Senior Vice President and President of LORAD, a Hologic Company. Steve L. Nakashige, Hologic's President, Chief Operating Officer and a director, has decided to leave Hologic and has resigned his positions to pursue other business opportunities. In addition, Glenn P. Muir, our Executive Vice President and Chief Financial Officer, has also been appointed as a director. The management transition is occurring at a challenging time, given our recent acquisitions, ongoing development activities and losses, and involves numerous other risks and uncertainties, including:

 .    the diversion of management's attention;

 .    the ability of continuing and new management to work together effectively;

 .    the ability of new management to handle its new responsibilities and to quickly understand and develop and successfully implement effective strategies for the business; and

 .    the potential loss of key employees.

The management transition, if not successful, could harm our business and prospects.


OUR BUSINESS COULD BE HARMED IF OUR PRODUCTS CONTAIN UNDETECTED ERRORS OR DEFECTS OR DO NOT MEET CUSTOMER SPECIFICATIONS.

     We are continuously developing new products and improving our existing products. Newly introduced products can contain undetected errors or defects. In addition, these products may not meet their performance specifications under all conditions or for all applications. If, despite our internal testing and testing by our customers, any of our products contain errors or defects or any of our products fail to meet customer specifications, then we may be required to enhance or improve those products or technologies. We may not be able to do so on a timely basis, if at all, and may only be able to do so at considerable expense. In addition, any significant reliability problems could result in adverse customer reaction and negative publicity and could harm our business and prospects.

THE GENERAL RADIOGRAPHY DIGITAL MARKET IS A NEW MARKET WHICH IS CONTINUING TO DEVELOP AND OUR NEW PRODUCTS FOR THIS MARKET MAY NOT MEET THE NEEDS OF THIS MARKET AS IT CONTINUES TO DEVELOP.

     The general radiography digital market is a new market which is continuing to develop and for which customer requirements have not been fully specified. Our initial specification for the first two digital products for general radiography, the EPEX and RADEX, did not fulfill all the needs of some potential customers for these systems. We are addressing additional customer requirements that have come to our attention through the development of new software for these systems, which we plan to release by the end of this quarter. Our introduction of our EPEX and RADEX systems have also resulted in challenges to our direct sales force, which had only limited experience in marketing general radiography products. We cannot assure that we will be able to develop a successful strategy for addressing the general radiography market as it continues to develop. Our failure to do so could harm our business and prospects.

OUR RELIANCE ON ONE OR ONLY A LIMITED NUMBER OF SUPPLIERS FOR SOME KEY COMPONENTS OR SUBASSEMBLIES FOR OUR PRODUCTS COULD HARM OUR BUSINESS AND PROSPECTS.

     We rely on one or only a limited number of suppliers for some key components or subassemblies for our products. In particular we have only one source of supply for each of the panel and the coating of that panel for our direct radiography products. The supplier for the panel coating is Analogic Corporation, which is also a customer as well as a potential competitor. In addition we have only limited sources of supply for some key components used in our mini c-arm systems. Obtaining alternative sources of supply of these components could involve significant delays and other costs, and may not be available to us on reasonable terms, if at all. The failure of a component supplier or contract assembler to provide acceptable quality and timely components or assembly service at an acceptable price, or an interruption of supplies from such a supplier could have a harm our business and prospects. Any disruption of supplies of key components could have a temporary adverse effect on shipments which could result in lost or deferred sales. As referenced above in these risk factors, a high level of defects of the panels supplied to us by our sole source for those panels, have led to a delay in our ability to ship our new direct radiography systems.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

     A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Many of these competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to hospitals, radiology clients, general purchasing organizations and other potential customers. In addition, many of our competitors and potential competitors are larger and have greater financial resources than we do and offer a range of products broader than our products. Some of the companies with which we now compete or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry.

     The primary competitor for our bone densitometry products is General Electric. Our direct-to-digital imaging and general radiography products compete with traditional X-ray systems as well as computed radiography systems, which are less expensive than our products, and other direct-to-digital systems. The larger competitors in these markets include General Electric Medical Systems
(GEMS), Siemens, Kodak, Canon and Varian. General Electric has received FDA approval to market a digital general radiography X-ray system. Another company, Fischer Imaging Corporation, recently announced that the FDA has determined its general radiography digital X-ray system to be approvable, subject to satisfactory completion by the FDA of a manufacturing audit. Our mammography systems compete with products offered by GEMS, Siemens, Instrumentarium and Fischer Imaging Corporation. Our minimally invasive breast-biopsy systems compete with products offered by Fischer Imaging Corporation and with conventional surgical biopsy procedures. Our mini c-arm products compete directly with mini c-arms manufactured and sold by a limited number of companies including GEMS. We also compete indirectly with manufacturers of conventional c- arm image intensifiers including Philips, Siemens and GEMS.

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

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE THE OPERATIONS OF OUR RECENT ACQUISITIONS.

     We acquired the United States business of Trex Medical in September 2000 and Direct Radiography Corp. in June 1999. Both of these acquisitions involve numerous risks generally associated with acquisitions, including:

 .    the diversion of management's attention;

 .    the assimilation of operations, personnel and products of the acquired businesses;

 .    the ability to manage geographically remote units; and

 .    the potential loss of key employees of the acquired businesses.

     We may not be able to successfully integrate the operations of Trex Medical or Direct Radiography Corp. Failure to do so would harm our business and prospects.

OUR FAILURE TO MANAGE CURRENT OR FUTURE ALLIANCES OR JOINT VENTURES EFFECTIVELY MAY HARM OUR BUSINESS AND PROSPECTS.

     We are exploring potential alliances, joint ventures or other business relationships to expand our distribution channels, raise cash or share ongoing research and development costs. Potential partners most likely would include our competitors or potential competitors, and our alliance with any of them could enhance their business to our detriment. Moreover, we may not be able to:

 .    identify appropriate candidates for alliances or joint ventures;
 .    assure that any alliance or joint venture candidate will provide us with the support anticipated;
 .    successfully negotiate an alliance or joint venture on terms that are advantageous to us; or
 .    successfully manage any alliance or joint venture.

Furthermore, any alliance or joint venture may divert management time and resources. Our entering into a disadvantageous alliance or joint venture or failure to manage an alliance or joint venture effectively could harm our business and prospects.

THE UNCERTAINTY OF HEALTHCARE REFORM COULD ADVERSELY AFFECT OUR BUSINESS.

     In recent years, the health-care industry has undergone significant change driven by various efforts to reduce costs, including efforts at national health-care reform, trends toward managed care, cuts in Medicare, consolidation of health-care distribution companies and collective purchasing arrangements by office-based health-care practitioners. Health-care reform proposals and medical cost containment measures in the United States and in many foreign countries could:


 .    limit the use of our products;

 .    reduce reimbursement available for such use; or

 .    adversely affect the use of new therapies for which our products may be targeted.

     These reforms or cost containment measures, including the uncertainty in the medical community regarding their nature and effect, could harm our business and prospects and make it difficult for us to raise additional capital on advantageous terms, if at all.

WE DEPEND ON THIRD PARTY REIMBURSEMENT TO OUR CUSTOMERS FOR MARKET ACCEPTANCE OF OUR PRODUCTS. FAILURE OF THIRD PARTY PAYORS TO PROVIDE APPROPRIATE LEVELS OF REIMBURSEMENT FOR USE OF OUR PRODUCTS, COULD HARM OUR BUSINESS AND PROSPECTS.

     Sales of medical products largely depend on the reimbursement of patients' medical expenses by government health care programs and private health insurers. The costs of our products are substantial, and market acceptance of our products depends upon our customers' ability to obtain appropriate levels of reimbursement for use of our products from third party payors. In the United States, the Health Care Finance Administration, known as HCFA, establishes guidelines for the reimbursement of healthcare providers treating Medicare and Medicaid patients. Under current HCFA guidelines, varying reimbursement levels have been established for dual X-ray and ultrasound bone density assessment, mammography and other imaging and diagnostic procedures performed by our products. The actual reimbursement amounts are determined by individual state Medicare carriers and, for non-Medicare and Medicaid patients, private insurance carriers. There are often delays between the reimbursement approvals by HCFA and by a state Medicare carrier and private insurance carriers. Moreover, states as well as private insurance carriers may choose not to follow the HCFA reimbursement guidelines. The use of our products outside the United States is similarly affected by reimbursement policies adopted by foreign regulatory and insurance carriers. A reduction or other adverse change in reimbursement policies for the use of our products could harm our business and prospects.

THE FUTURE GROWTH OF OUR BONE DENSITOMETRY BUSINESS DEPENDS IN LARGE PART ON THE CONTINUED DEVELOPMENT AND MORE WIDESPREAD ACCEPTANCE OF COMPLEMENTARY THERAPIES.

     Our bone densitometers and related products are used to assist physicians in diagnosing patients at risk for osteoporosis and other bone disorders, and to monitor the effectiveness of therapies to treat these disorders. As a result, the future growth of the market for these products and of this business will in large part be dependent upon the development and more widespread acceptance of drug therapies to prevent and to treat osteoporosis. Over the last several years, the FDA has approved a number of drug therapies to treat osteoporosis.
We also understand that a number of other drug therapies are under development. While sales of our bone densitometry products have benefited from the increased availability and use of these therapies, most patients who are at risk for osteoporosis continue to go untreated. We cannot assure that any therapies under development or in clinical trials will prove to be effective, obtain regulatory approval, or that any approved therapy will gain wide acceptance. Even if these therapies gain widespread acceptance, we cannot assure that such acceptance will increase the sales of our products.

REDUCTIONS IN REVENUES COULD HARM OUR OPERATING RESULTS BECAUSE A HIGH PERCENTAGE OF OUR OPERATING EXPENSES IS RELATIVELY FIXED.

     A high percentage of our operating expenses is relatively fixed. We likely will not be able to reduce spending to compensate for adverse fluctuations in revenues. As a result, shortfalls in revenues are likely to adversely effect our operating results.

OUR RESULTS OF OPERATIONS ARE SUBJECT TO SIGNIFICANT QUARTERLY VARIATION AND SEASONAL FLUCTUATION.

     Our results of operations have been and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including:

 .    the overall state of health-care and cost containment efforts;

 .    the development status and demand for drug therapies to treat osteoporosis;

 .    the development status and demand for our direct-to-digital imaging products;

 .    economic conditions in our markets;

 .    foreign exchange rates;

 .    the timing of orders;

 .    the timing of expenditures in anticipation of future sales;

 .    the mix of products sold by us;

 .    the introduction of new products and product enhancements by us or our competitors; and

 .    pricing and other competitive conditions.

     We also believe that our sales may be somewhat seasonal, with reduced orders in the summer months reflecting summer vacation schedules. Customers may also cancel or reschedule shipments. Production difficulties could also delay shipments. Any of these factors also could harm our business and prospects.

OUR DELAY OR INABILITY TO OBTAIN ANY NECESSARY UNITED STATES OR FOREIGN REGULATORY CLEARANCES OR APPROVALS FOR OUR PRODUCTS COULD HARM OUR BUSINESS AND PROSPECTS.

     Our products are medical devices that are the subject of a high level of regulatory oversight. Our delay or inability to obtain any necessary United States or foreign regulatory clearances or approvals for our products could harm our business and prospects. The process of obtaining clearances and approvals can be costly and time-consuming. There is a risk that any approvals or clearances, once obtained, may be withdrawn or modified. Medical devices cannot be marketed in the United States without clearance or approval by the FDA. Medical devices sold in the United States must also be manufactured in compliance with FDA Good Manufacturing Practices, which regulate the design, manufacture, packing, storage and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research and labeling. States may also regulate the manufacture, sale and use of medical devices, particularly those that employ X-ray technology. Our products are also subject to approval and regulation by foreign regulatory and safety agencies.

FLUCTUATIONS IN THE EXCHANGE RATES OF EUROPEAN CURRENCIES AND THE OTHER FOREIGN CURRENCIES IN WHICH WE CONDUCT OUR BUSINESS, IN RELATION TO THE U.S. DOLLAR HAS AND COULD CONTINUE TO HARM OUR BUSINESS AND PROSPECTS.

     Foreign sales accounted for approximately 33% of our product sales in fiscal 2000 and 29% of our product sales in the first nine months of fiscal 2001. We maintain sales and service offices in Belgium, France and Spain. The expenses and sales of these offices are denominated in local currencies. We anticipate that foreign sales and sales denominated in foreign currencies will continue to account for a significant portion of our total sales. Fluctuations in the value of local currencies have caused and are likely to continue to cause, amounts translated into U.S. dollars to fluctuate in comparison with previous periods. In particular, the strength in value of the U.S. dollar to the Euro and other European currencies has resulted in an increase in price for products denominated in those currencies. We believe that these price increases have adversely affected our ability to compete in these markets. Conversely, an increase in the value of the local currencies in which we have offices would likely increase our expenses relative to U.S. dollar sales and could also harm our operating results. We have hedged our foreign currency exposure by borrowing funds in local European currencies to pay the expenses of our foreign offices. There is a risk that these hedging activities will not be successful in mitigating our foreign exchange risk exposure.

WE CONDUCT OUR BUSINESS WORLDWIDE, WHICH EXPOSES US TO A NUMBER OF DIFFICULTIES IN COORDINATING OUR INTERNATIONAL ACTIVITIES AND DEALINGS WITH MULTIPLE REGULATORY ENVIRONMENTS.

     We maintain sales and service offices in Belgium, France and Spain, and sell our products to customers throughout the world. Our worldwide business may be harmed by:

 .    difficulties in staffing and managing operations in multiple locations;

 .    greater difficulties in trade accounts receivable collection;

 .    possible adverse tax consequences;

 .    governmental currency controls;

 .    changes in various regulatory requirements;

 .    political and economic changes and disruptions;

 .    export/import controls; and

 .    tariff regulations.

     We have experienced difficulties in collecting accounts receivable in Latin America, which as of June 30, 2001 totaled $4.0 million, including $616,000 of long-term accounts receivable included in other assets.

OUR BUSINESS COULD BE HARMED IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY.

     We rely primarily on a combination of trade secrets, patents, copyright and trademark laws, confidentiality procedures to protect our technology. As of July 27, 2001, we had obtained 195 patents, licensed 20 patents and have pending 60 patent applications in the United States. Our patents have expiration dates ranging from 2001 to 2021. Two licensed patents with ultrasound and X-ray claims will expire in 2001. One owned patent with X-ray claims will expire in 2002. We believe that the expiration of these patents will not be material to our business. Despite these precautions, unauthorized third parties may infringe, copy or reverse engineer portions of our technology. We do not know if current or future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated. In addition, we have obtained or applied for corresponding patents and patent applications in several foreign countries for some of our patents and patent applications. There is a risk that these patent applications will not be granted or that the patent or patent application will not provide significant protection for our products and technology. Our competitors may independently develop similar technology that our patents do not cover. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our technology. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as United States intellectual property laws. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology.

OUR BUSINESS COULD BE HARMED IF WE INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

     There has been substantial litigation regarding patent and other intellectual property rights in the medical device and related industries. We have been, and may be in the future, notified that we may be infringing intellectual property rights possessed by third parties. If any such claims are asserted against our intellectual property rights, we may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable
terms.   Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. As a result, any infringement claims by third parties or claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may harm our business and prospects.

WE MAY BE PROHIBITED FROM MANUFACTURING AND SELLING THE LORAD PRONE BREAST-BIOPSY SYSTEM AND BE REQUIRED TO PAY SIGNIFICANT DAMAGES IF FISCHER IMAGING CORPORATION SUCCEEDS IN ITS LAWSUIT AGAINST TREX MEDICAL WHICH ALLEGES THAT THE SYSTEM INFRINGES TWO FISCHER IMAGING PATENTS.

     In connection with our Trex Medical acquisition, we assumed liability for a lawsuit filed by Fischer Imaging against Trex Medical alleging that the Lorad prone biopsy system infringes upon two Fischer Imaging patents, subject to indemnification from Trex Medical and its parent, Thermo Electron Corporation, for any damages up to our adjusted purchase price for the Trex Medical assets. In connection with this arrangement, Trex Medical is continuing to defend this lawsuit. If Trex Medical is unsuccessful in defending this lawsuit, we may be prohibited from manufacturing and selling the prone-breast biopsy system without a license from Fischer Imaging and Fischer Imaging could be awarded significant damages. If a license were required, we cannot assure that we would be able to obtain one on commercially reasonable terms, if at all. Moreover, if Fischer Imaging were awarded damages, we cannot assure that our indemnification from Trex Medical and Thermo Electron would be sufficient to cover the amount of the award. A significant award above the indemnification amount could harm our business and prospects.

OUR FUTURE SUCCESS WILL DEPEND ON THE CONTINUED SERVICES OF OUR KEY PERSONNEL.

     The loss of any of our key personnel, particularly our key research and development personnel could harm our business and prospects. Our success will also depend upon our ability to attract and retain other qualified managerial and technical personnel. Competition for such personnel, particularly software engineers and other technical personnel, is intense. We may not be able to attract and retain personnel necessary for the development of our business. We do not have any key man life insurance for any of our officers or other key personnel.

THERE IS A RISK THAT OUR INSURANCE WILL NOT BE SUFFICIENT TO PROTECT US FROM PRODUCT LIABILITY CLAIMS, OR THAT IN THE FUTURE PRODUCT LIABILITY INSURANCE WILL NOT BE AVAILABLE TO US AT A REASONABLE COST, IF AT ALL.

     Our business involves the risk of product liability claims inherent to the medical device business. We maintain product liability insurance subject to
certain deductibles and exclusions.   There is a risk that our insurance will
not be sufficient to protect us from product liability claims, or that product liability insurance will not be available to us at a reasonable cost, if at all. An underinsured or uninsured claim could harm our operating results or financial condition.

RISKS ASSOCIATED WITH HAZARDOUS MATERIALS AND PRODUCTS

     Our research and development involves the controlled use of hazardous materials, such as toxic and carcinogenic chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of this type of accident, we could be held liable for any resulting damages, and any such liability could be extensive. We are also subject to substantial regulation relating to occupational health and safety, environmental protection, hazardous substance control, and waste management and disposal. The failure to comply with such regulations could subject us to, among other things, fines and criminal liability.

PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND BY-LAWS AND A RIGHTS DISTRIBUTION MAY HAVE THE EFFECT OF DISCOURAGING ADVANTAGEOUS OFFERS FOR OUR BUSINESS OR COMMON STOCK AND LIMIT THE PRICE THAT INVESTORS MIGHT BE WILLING TO PAY IN THE FUTURE FOR SHARES OF OUR COMMON STOCK.

     Our Certificate of Incorporation, By-laws and the provisions of Delaware corporate law include provisions that may have the effect of discouraging or preventing a change in control. In addition, we made a rights distribution in December 1992 that may have the effect of discouraging or preventing a change in control. These provisions could limit the price that our stockholders might receive in the future for shares of our common stock.

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

     Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under an unsecured line of credit at the Europe Interbank Offered Rate. At June 30, 2001, our outstanding borrowings under the line of credit were approximately $1.6 million.

     Substantially all of our sales outside the United States are conducted in U.S. dollar denominated transactions. We operate two European subsidiaries which incur expenses denominated in local currencies. However, we believe that these operating expenses will not have a material adverse effect on our business, results of operations or financial condition.

                           PART II - OTHER INFORMATION

                         HOLOGIC, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

     The following sets forth material developments since our last quarterly report with respect to our legal proceedings:

     On August 9, 2001 we reached a settlement agreement with Fleet Business Credit Corp. (Fleet), concerning rights and obligations under a Master Product Financing Agreement entered into in September 1996. This Settlement Agreement ends a two-year dispute relating to Hologic's Strategic Alliance Program under which Fleet (formerly Sanwa Business Credit Corp.) acquired Hologic bone densitometry systems to lease to physicians on a fee-per-scan basis throughout the United States. Prior to this settlement the matter was pending before the Chancery Division of the Circuit Court of Cook County, Illinois. This action was described in further detail in our Annual Report on Form 10-K for our fiscal year ended September 30, 2000.

     Under the Strategic Alliance Program, which was discontinued in February 1999, Hologic sold approximately $61 million of bone densitometers to Fleet. In mid-1999, Fleet advised Hologic that it had incurred substantial losses under the program and sought to shift losses that Fleet faced to Hologic. Hologic filed suit in September 1999 regarding Fleet's failure to fulfill its contractual obligations, and Fleet subsequently counter-sued in October 1999.

     The Settlement Agreement provides for all claims to be dismissed with prejudice, and for Hologic to repay Fleet $3.05 million, comprised of $1.5 million cash and a note of $1.55 million payable in three years. In addition, Hologic will continue to be entitled to certain amounts collected over time from customers, such as scan overages and excess pool deposits. These amounts will be credited directly against the note payable. Based upon current usage, Hologic believes that this credit will reduce the total due to Fleet in three years to approximately $1 million.

Item 2.  Changes in Securities.
         None.

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits furnished:
          None.
     (b)  Reports on Form 8-K:
          Form 8-K filed on June 28, 2001.

                         HOLOGIC, INC. AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              Hologic, Inc.
                              (Registrant)



August 13, 2001              /s/ John W. Cumming
---------------              -----------------------
Date                         John W. Cumming
                             President and Chief Executive Officer



August 13, 2001              /s/ Glenn P. Muir
---------------              --------------------
Date                         Glenn P. Muir
                             Executive Vice President, Finance and Treasurer
                             (Principal Financial Officer)