Form 10-K405/A
period 2001-09-29
HOLOGIC INC
filed 2001-12-18
CIK 859737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:        SEPTEMBER 29, 2001
                                  ------------------
                                                           or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

Commission File Number:     0-18281
                            -------

                                 Hologic, Inc.
                                 -------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                     04-2902449
            --------                                     ----------
(State or Other Jurisdiction of                         (IRS Employer
 Incorporation or Organization)                      Identification No.)

                35 Crosby Drive, Bedford, Massachusetts   01730
                -----------------------------------------------
        (Address of Principal Executive Offices, Including Zip Code)

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
                                                            Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                          ----    ----

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

     (3)  Listing of Exhibits

Exhibit
Number                                                                                                  Reference
----------                                                                                              ----------
2.01   Securities Purchase Agreement dated April 28, 1999, as amended on June 3, 1999, by and among         N-1
       Hologic, Sterling Diagnostic Imaging, Inc., and SDI Investments, L.L.C.
2.02   Contract of Sale dated April 28, 1999, as amended on June 3, 1999, by and between Hologic and        N-2
       Glasgow Land Company, L.L.C.
2.03   Asset Purchase and Sale Agreement Among Trex Medical Systems Corporation, Trex Medical Corporation,  P-2
       ThermoTrex Corporation and Thermo Electron Corporation and Hologic, Inc. dated August 13, 2000
3.01   Certificate of Incorporation of Hologic                                                              A-3.01
3.02   Amendment to Certificate of Incorporation of Hologic                                                 G-3.03
3.03   By-laws of Hologic                                                                                   A-3.02
4.01   Specimen certificate for shares of Hologic's Common Stock                                            B-1

Exhibit
Number                                                                                                  Reference
----------                                                                                              ----------
4.02   Description of capital stock (contained in the Certificate of Incorporation of Hologic, as amended,  A-3.01; G-3.03 filed as Exhibits 3.01 and 3.02).
4.03   Rights Agreement dated December 22, 1992                                                             C-1
4.04   Form of Rights Certificate                                                                           C-2
4.05   Amendment No. 1 to Rights Agreement, dated as of December 13, 1995                                   I-4.01
4.06   Amendment No. 2 to Rights Agreement, dated as of December 9, 1996                                    I-4.02
4.07   Amendment No. 3 to Rights Agreement, dated as of April 25, 1999                                      M-4.03
10.01  1986 Combination Stock Option Plan, as amended                                                       E-10.07*
10.02  Amended and Restated 1990 Non-Employee Director Stock Option Plan                                    F-10.08*
10.03  1995 Combination Stock Option Plan                                                                   F-10.10*
10.04  Amended and Restated 1999 Equity Incentive Plan                                                      L-10*
10.05  2000 Acquisition Equity Incentive Plan                                                               T-10.05
10.06  Form of Indemnification Agreement for directors and certain officers of Hologic                      A-10.12*
10.07  Employment Agreement with an officer of Hologic                                                      D-10.22*
10.08  Severance Agreement with an officer of Hologic                                                       Q-10.08*
10.09  Severance Agreement with an officer of Hologic                                                       Q-10.09*
10.10  Severance Agreement with an officer of Hologic                                                       Q-10.11*
10.11  Severance Agreement with an officer of Hologic                                                       T-10.11*
10.12  Employment Letter to an officer of Hologic                                                           T-10.12*
10.13  Promissory Note to an officer of Hologic                                                             T-10.13*
10.14  Form of Officer Separation Agreement including list of officers to whom provided                     T-10.14*
10.15  License Agreement by and between Hologic and Vivid Technologies, Inc.                                A-10.18
10.16  Amendment No. 1 to the License Agreement by and between Hologic and Vivid Technologies, Inc.         H-10.25
10.17  Termination Agreement to the License Agreement by and between Hologic and Vivid Technologies, Inc.   Q-10.16
10.18  Secured Promissory Note                                                                              S-10.23
10.19  Mortgage, Security Agreement and assignment of Leases and Rents (Danbury)                            S-10.24
10.20  Mortgage, Security Agreement and assignment of Leases and Rents (Bedford)                            S-10.25
10.21  Guaranty                                                                                             S-10.26
10.22  Supply Agreement                                                                                     S-10.27
10.23  Facility Lease (Littleton)                                                                           R-10.89
10.24  Facility Lease (Danbury)                                                                             R-10.14
10.25  Loan and Security Agreement                                                                          T-10.25
10.26  Parent Pledge Agreement                                                                              T-10.26
10.27  Guaranty and Security Agreement                                                                      T-10.27
10.28  Mortgage and Security Agreement                                                                      T-10.28
10.29  First Amendment to the Loan and Security Agreement                                                   T-10.29
21.01  Subsidiaries of the Company                                                                          T-21.01
23.01  Consent of Arthur Andersen LLP                                                                       T-23.01

_______________________
*  Management compensation plan or arrangement

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

G We previously filed this exhibit on May 14, 1996, with the referenced exhibit number as an exhibit to our 1996 Second Quarter Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 30, 1996, and the previously filed exhibit is incorporated herein by reference.

H We previously filed this exhibit on December 27, 1996 with the referenced exhibit number as an exhibit to our 1996 Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 28, 1996, and the previously filed exhibit is incorporated herein by reference.

I We previously filed this exhibit on January 17, 1997 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A/A, and the previously filed exhibit is incorporated herein by reference.

J We previously filed this exhibit on August 7, 1998 with the referenced exhibit number as an exhibit to our 1998 Third Quarter Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended June 27, 1998, and the previously filed exhibit is incorporated herein by reference.

K We previously filed this exhibit on December 23, 1998 with the referenced exhibit number as an exhibit to our 1998 Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 26, 1998, and the previously filed exhibit is incorporated herein by reference.

L We previously filed this exhibit on May 11, 1999 with the referenced exhibit number as an exhibit to our 1999 Second Quarter Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 27, 1999, and the previously filed exhibit is incorporated herein by reference.

M We previously filed this exhibit on May 20, 1999 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A/A, and the previously filed exhibit is incorporated herein by reference.

N We previously filed this exhibit on June 18, 1999 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of June 3, 1999, and the previously filed exhibit is incorporated herein by reference.

O We previously filed this exhibit on October 1, 1999 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of September 29, 1999, and the previously filed exhibit is incorporated herein by reference.

P We previously filed this exhibit on October 2, 2000 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of September 15, 2000, and the previously filed exhibit is incorporated herein by reference.

Q We previously filed this exhibit on December 23, 1999 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 25, 1999, and the previously filed exhibit is incorporated by reference.

R Trex Medical Corporation previously filed this exhibit with the referenced exhibit number as an exhibit to its Registration Statement on Form S-1 (Reg. No. 333-2926), and the previously filed exhibit is incorporated by reference.

S We previously filed this exhibit on December 22, 2000 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 30, 2000, and the previously filed exhibit is incorporated by reference.

T We previously filed this exhibit on December 12, 2001 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 29, 2001, and the previously filed exhibit is incorporated by reference.


(b)  Reports on Form 8-K.

     The following Current Report on Form 8-K was filed by the registrant during the last quarter of the period covered by this report:

     Current Report on Form 8-K filed on August 2, 2001 regarding management changes.

(d)  Financial Statement Schedules:

     The financial statement schedules required are included as part of Item (2) above.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Hologic, Inc.

Dated:  December 18, 2001           By: /s/ Glenn P. Muir
                                        --------------------------------------
                                        Glenn P. Muir, Executive Vice
                                        President and Chief Financial Officer