Form 10-Q
period 2001-12-29
HOLOGIC INC
filed 2002-02-12
CIK 859737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 29, 2001
                                         -----------------

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

                  35 Crosby Drive, Bedford, Massachusetts 01730
                  ---------------------------------------------
              (Address of principal executive offices)  (Zip Code)

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

                                                              Yes  X      No __
                                                                  ---

As of February 7, 2002, 18,949,175 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                         HOLOGIC, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                    Page
                                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
               Consolidated Balance Sheets
               December 29, 2001 (unaudited) and September 29, 2001 .............   3

               Consolidated Statements of Operations
               Three Months Ended December 29, 2001
               and December 30, 2000 (unaudited) ................................   4

               Consolidated Statements of Cash Flows
               Three Months Ended December 29, 2001
               and December 30, 2000 (unaudited) ................................   5

               Notes to Consolidated Financial Statements .......................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations ........................................   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .............   17

PART II - OTHER INFORMATION .....................................................   18

SIGNATURES ......................................................................   20

                         HOLOGIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except per share data)
                                     ASSETS

                                                                              December 29,       September 29,
                                                                                 2001                2001
                                                                                 ----                ----
CURRENT ASSETS:
 Cash and cash equivalents ..............................................       $ 30,602              $ 12,754
 Accounts receivable, less reserves of $4,489 and
   $4,668, respectively .................................................         39,548                42,227
 Inventories ............................................................         39,139                39,285
 Prepaid expenses and other current assets ..............................          3,396                 5,309
                                                                                --------              --------
   Total current assets .................................................        112,685                99,575
                                                                                --------              --------

PROPERTY AND EQUIPMENT, at cost:
 Land ...................................................................         12,203                12,203
 Buildings and improvements .............................................         36,585                36,556
 Equipment ..............................................................         23,563                23,191
 Furniture and fixtures .................................................          3,603                 3,678
 Leasehold improvements .................................................          1,570                 1,571
                                                                                --------              --------
                                                                                  77,524                77,199
 Less: Accumulated depreciation and amortization ........................         18,243                17,143
                                                                                --------              --------
                                                                                  59,281                60,056
                                                                                --------              --------
INTANGIBLE ASSETS:
 Patented technology, net of accumulated amortization of
   $3,766 and $3,402, respectively ......................................          3,520                 3,741
 Developed technology and know-how, net of accumulated
 amortization of $1,219 and $991, respectively ..........................          7,932                 8,160
 Goodwill, net of accumulated amortization of $592 ......................          5,989                 5,989
                                                                                --------              --------
                                                                                  17,441                17,890
                                                                                --------              --------
Deferred income taxes, net ..............................................         16,516                16,516
Other assets, net .......................................................            965                 1,082
                                                                                --------              --------
   Total assets .........................................................       $206,888              $195,119
                                                                                ========              ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                              December 29,       September 29,
                                                                                 2001                2001
                                                                                 ----                ----
CURRENT LIABILITIES:
 Lines of credit ........................................................       $  1,083              $  1,998
 Current portion of note payable ........................................            480                   485
 Accounts payable .......................................................         10,322                18,152
 Accrued expenses .......................................................         23,094                25,507
 Deferred revenue .......................................................          7,895                 8,754
                                                                                --------              --------
   Total current liabilities ............................................         42,874                54,896
                                                                                --------              --------

Notes payable, net of current portion ...................................          28,051                28,416
                                                                                --------              --------

Commitments and Contingencies (Note 9)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value-
  Authorized - 1,623 shares
  Issued - 0 shares .....................................................             --                    --
 Common stock, $.01 par value-
  Authorized - 30,000 shares
  Issued - 18,863 and 15,672 shares, respectively .......................            189                   157
  Capital in excess of par value ........................................        137,119               111,300
  Retained earnings .....................................................          1,398                 2,971
  Cumulative translation adjustment .....................................         (2,279)               (2,157)
  Treasury stock, at cost, 45 shares ....................................           (464)                 (464)
                                                                                --------              --------
   Total stockholders' equity ...........................................        135,963               111,807
                                                                                --------              --------
   Total liabilities and stockholders' equity ...........................       $206,888              $195,119
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

                         HOLOGIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                           Three Months Ended
                                                                           ------------------
                                                                    December 29,          December 30,
                                                                       2001                  2000
                                                                       ----                  ----
REVENUES:

  Product sales ....................................................    $ 46,323               $ 44,450
  Other revenue ....................................................         820                    101
                                                                        --------               --------
                                                                          47,143                 44,551
                                                                        --------               --------
COSTS AND EXPENSES:
  Cost of product sales ............................................      29,474                 31,280
  Research and development .........................................       5,279                  5,983
  Selling and marketing ............................................       6,839                  9,069
  General and administrative .......................................       4,757                  5,178
  Restructuring costs ..............................................       1,575                     --
                                                                           -----               --------
                                                                          47,924                 51,510
                                                                          ------               --------

          Loss from operations .....................................        (781)                (6,959)

  Interest income ..................................................          88                    318

  Interest/other expense ...........................................        (799)                  (124)
                                                                        --------               --------

          Loss before provision for income taxes ...................      (1,492)                (6,765)
PROVISION FOR INCOME TAXES .........................................          81                     --
                                                                        --------               --------
          Net loss .................................................    $ (1,573)              $ (6,765)
                                                                        ========               ========

NET LOSS PER COMMON AND
COMMON EQUIVALENT SHARE:
  Basic and diluted net loss per share .............................    $   (.10)              $   (.44)
                                                                        ========               ========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
  Basic and diluted ................................................      16,069                 15,387
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

                         HOLOGIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                       Three Months Ended
                                                                                       ------------------

                                                                                     December 29,     December 30,
                                                                                         2001             2000
                                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................................................     $ (1,573)        $ (6,765)
  Adjustments to reconcile net loss to net cash used in
  operating activities-
     Depreciation and amortization .............................................        1,958            2,295
     Compensation expense related to issuance of common stock ..................           --              168
     Changes in assets and liabilities-
         Accounts receivable ...................................................        2,835            4,349
         Inventories ...........................................................          146            3,488
         Prepaid expenses and other current assets .............................        1,914              354
         Accounts payable ......................................................       (7,830)          (1,334)
         Accrued expenses ......................................................       (1,611)          (3,032)
         Deferred revenue ......................................................         (859)             159
                                                                                     --------         --------
          Net cash used in operating activities ................................       (5,020)            (318)
                                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..........................................         (669)          (1,369)
  Increase in other assets .....................................................         (117)            (220)
                                                                                     --------         --------
          Net cash used in investing activities ................................         (786)          (1,589)
                                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under line of credit .................................         (915)           1,242
  Repayments of notes payable ..................................................         (370)              --
  Net proceeds from sale of common stock .......................................       24,780               --
  Issuance of common stock pursuant to options and employee stock
   purchase plan ...............................................................          268               31
                                                                                     --------         --------
          Net cash provided by financing activities ............................       23,763            1,273
                                                                                     --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ........................................         (109)             215
                                                                                     --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ............................................................       17,848             (419)
CASH AND CASH EQUIVALENTS, beginning of period .................................       12,754           22,778
                                                                                     --------         --------
CASH AND CASH EQUIVALENTS, end of period .......................................     $ 30,602         $ 22,359
                                                                                     ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes .................................     $     79         $      2
                                                                                     ========         ========
  Cash paid during the period for interest .....................................     $     48         $      4
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

                         HOLOGIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)

(1)      Basis of Presentation

         The consolidated financial statements of Hologic, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 29, 2001, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 12, 2001.

         The consolidated balance sheet as of December 29, 2001, the consolidated statements of operations and cash flows for the three months ended December 29, 2001 and December 30, 2000, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

         The results of operations for the three months ended December 29, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 28, 2002. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

(2)      Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                              December 29,      September 29,
                                                                  2001              2001
                                                                  ----              ----
Raw materials and work-in-process ...........................    $26,870           $27,421
Finished goods ..............................................     12,269            11,864
                                                                 -------           -------
                                                                 $39,139           $39,285
                                                                 =======           =======

         Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(3)      Credit Facility Amendment

         In December 2001, the Company executed an amendment to the Loan and Security agreement with Foothill Capital Corporation primarily to change financial covenants to reflect restructuring charges the Company incurred in the fourth quarter of fiscal 2001 and the additional charges expected in connection with the decision to close the Littleton facility. Also, as a result of this amendment, the loan may be limited based upon certain financial covenants and formulas. The term loan accrues interest at prime plus 1.25% for five years. The line of credit advances accrue interest at prime plus 0.5%. The line of credit expires in September 2004.

(4)      Net Loss Per Share

         Diluted net loss per share for the first three months of fiscal 2002 and 2001 is computed in the same way as basic, as all common equivalent shares are considered antidilutive due to the Company's net loss position. Diluted weighted average shares outstanding do not include options outstanding to purchase 3,839 and 3,606 common-equivalent shares as of December 29, 2001 and December 30, 2000, respectively, as their effect would have been antidilutive.

(5)      Concentration of Credit Risk

         The Company utilizes a distributor in the United States for certain product lines. The distributor had amounts due to the Company of approximately $8,179 as of December 29, 2001 and $6,969 as of September 29, 2001, respectively. This distributor accounted for 22.5% and 20.3% of revenues for the first three months of fiscal 2002 and fiscal 2001, respectively. There were no other customers with balances greater than 10% of accounts receivable as of December 29, 2001 or September 29, 2001 or customers with greater than 10% of the Company's revenues for the first quarter of fiscal 2002 or fiscal 2001.

         The Company finances certain sales to Latin America over a two-to-three year time-frame. At December 29, 2001, the Company had total accounts receivable outstanding of approximately $2,770 relating to these sales, of which $270 were long-term and included in other assets. As of December 29, 2001, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

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

A reconciliation of comprehensive loss is as follows:

                                                         Three Months Ended
                                                         ------------------
                                                      December 29,  December 30,
                                                         2001          2000
                                                         ----          ----
Net loss as reported ............................      $(1,573)      $(6,765)
Foreign currency translation adjustment .........         (122)          215
                                                       -------       -------
Comprehensive loss ..............................      $(1,695)      $(6,550)
                                                       =======       =======

(7)      Restructuring Costs

         In fiscal 2001, the Company incurred a restructuring charge of $1,218 in accordance with Emerging Issues Task Force Issue ("EITF") 94-3 and SEC Staff Accounting Bulletin 100 (SAB 100). The restructuring charge includes severance-related costs associated with workforce reductions of approximately 102 persons across all functional areas. In addition, the Company recorded $300 of moving and other costs incurred to move the Fluoroscan operations to the corporate headquarters from Northbrook, Illinois.

         During the first quarter of fiscal 2002, the Company announced the finalization of an exit strategy for the Hologic Systems Division. As part of this exit strategy, the Company has closed its conventional general radiography manufacturing facility in Littleton, Massachusetts, and relocated certain of its product lines and sales and support personnel to the corporate headquarters in Bedford, Massachusetts. The Company accrued costs of approximately $3,500 related to the closing as part of the final Trex Medical purchase price allocation in the fourth quarter of fiscal 2001. These costs included amounts for lease abandonment, as well as for the write-off of certain fixed assets and accounts receivable. The Company commenced the closure in the first quarter of fiscal 2002 and completed the closure in January 2002. The

Company also incurred a restructuring charge of approximately $806 in the first quarter of fiscal 2002 primarily comprised of severance costs related to the termination of 85 employees at the Littleton facility. In addition, the Company incurred severance costs of approximately $561 and $208, in connection with the closure of the Company's direct sales and service office in Paris, France and the continued reduction of Lorad's workforce, respectively. The severance charges related to the workforce reductions of 5 persons and 20 persons in France and at Lorad, respectively, across all functional areas.

         Cash payments totaled approximately $412 for the three months ended December 29, 2001 and $1,700 in restructuring liabilities remain in accrued expenses in the accompanying balance sheet at December 29, 2001.

(8)      Business Segments and Geographic Information

         As a result of the Company's decision to close its Hologic Systems Division manufacturing facility in Littleton, Massachusetts, the Company has presented the conventional General Radiography business as a separate segment from Mammography. Prior periods have been restated to conform to this presentation. Segment information for the three months ended December 29, 2001 and December 30, 2000 is as follows:

                                                     Three Months Ended
                                                     ------------------
                                              December 29,        December 30,
                                                  2001                2000
                                                  ----                ----
Total revenues-
Bone Assessment                                  $16,598            $14,777
Mammography                                       17,143             15,757
Digital Imaging                                    5,468              2,376
Mini C-Arm Imaging                                 3,303              3,763
General Radiography                                4,631              7,878
                                                 -------            -------
                                                 $47,143            $44,551
                                                 =======            =======
Operating income (loss)-
Bone Assessment                                  $ 2,213            $   939
Mammography                                          944               (165)
Digital Imaging                                   (2,081)            (6,170)
Mini C-Arm Imaging                                   537                (56)
General Radiography                               (2,394)            (1,507)
                                                 -------            -------
                                                 $  (781)           $(6,959)
                                                 =======           ========
Depreciation and amortization-
Bone Assessment                                  $   881            $   855
Mammography                                          631                890
Digital Imaging                                      416                350
Mini C-Arm Imaging                                    30                 62
General Radiography                                   --                138
                                                 -------            -------
                                                 $ 1,958            $ 2,295
                                                 =======            =======
Capital expenditures-
Bone Assessment                                  $   263            $   342
Mammography                                          200                605
Digital Imaging                                      206                473
Mini C-Arm Imaging                                    --                162
General Radiography                                   --                 87
                                                 -------            -------
                                                 $   669            $ 1,369
                                                 =======            =======

                                              December 29,        September 29,

                                                   2001               2001
                                                   ----               ----
Identifiable assets-
Bone Assessment                                  $137,967           $117,796
Mammography                                        47,919             50,811
Digital Imaging                                      (434)             1,108
Mini C-Arm Imaging                                 15,346             15,402
General Radiography                                 6,090             10,002
                                                 --------           --------
                                                 $206,888           $195,119
                                                 ========           ========

Export sales from the United States to unaffiliated customers primarily in Europe, Asia and Latin America during the three months ended December 29, 2001 totaled approximately $7,456 and for the three months ended December 30, 2000 totaled approximately $10,713.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:

                                                    Three Months Ended
                                                December 29,    December 30,
                                                   2001             2000
                                                   ----             ----

                      Europe                        10%              14%
                      Asia                           8                7
                      All others                     2               10
                                                    --               --
                                                    20%              31%
                                                    ==               ==

(9)      Litigation

         In connection with the acquisition of the U.S. assets of Trex Medical, the Company assumed liability for a lawsuit filed by Fischer Imaging against Trex Medical alleging that the Lorad prone biopsy system infringes upon two Fischer Imaging patents, subject to indemnification from Trex Medical and its parent, Thermo Electron Corporation, for any damages and related costs, including attorneys' fees, up to the adjusted purchase price for the Trex Medical assets. In connection with this arrangement, Trex Medical is continuing to defend this lawsuit. Recently, Fischer Imaging filed lawsuits against the Company in the United States, France and Germany in connection with sales of this product. The lawsuits seek to enjoin Trex Medical, the Company and its German distributor from further violation of Fischer Imaging's patents and damages including, in the United States, damages of up to three times the amount found or assessed and attorneys' fees. Trex Medical and Thermo Electron have agreed to indemnify the Company, and to defend the recently filed United States lawsuit on the same basis as the previously existing lawsuit. If the Company or Trex Medical are unsuccessful in defending these lawsuits, we may be prohibited from manufacturing and selling the existing prone breast biopsy system without a license from Fischer Imaging and Fischer Imaging could be awarded significant damages. If required, a license from Fischer Imaging to manufacture or sell the existing prone breast biopsy system may not be available or may not be available on commercially reasonable terms. Moreover, if Fischer Imaging were awarded damages, indemnification from Trex Medical and Thermo Electron, if any, may be insufficient to cover the award. A significant award above the indemnification amount actually received could harm the Company's business and prospects.

         In the ordinary course of business, the Company is party to other various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

(10)     Public Offering of Common Stock

         In December 2001, the Company sold 3,000,000 shares of its Common Stock to the public at a price of $9.00 per share. The Company received net proceeds from this offering of approximately $24.8 million.

(11)     New Accounting Pronouncements

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill will no longer be amortized, instead goodwill will be reviewed for impairment annually, at a minimum, by applying a fair-value-based test. The Company has early adopted this statement, effective this quarter. Accordingly, the Company has reclassified the net book value of assembled workforce to goodwill and ceased amortization. The Company expects this will reduce annual amortization expense by approximately $700. Management is currently evaluating the impact that this statement will have on the Company's financial statements in reviewing goodwill for impairment when applying a fair-value-based test. This test will be completed during the second quarter of fiscal 2002.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                         HOLOGIC, INC. AND SUBSIDIARIES
Results of Operations

     This report contains forward-looking information that involves risks and uncertainties, including statements about our and our management's plans, objectives, expectations, beliefs and intentions. Actual results may be materially different than those anticipated in these forward-looking statements. Factors that could cause actual results to materially differ include known and unknown risks, including, without limitation, our continuing losses and ability to fund those losses as well as other working capital requirements, our ability to meet ongoing financial covenants under its line of credit; the early stage of market development for digital X-ray products, our ability to predict accurately the demand for our products and to develop strategies to address its markets successfully; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays; the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; risks relating to our reliance on a single source of supply for some key components of our products; the need to comply with especially high standards in the manufacture of digital X-ray products; risks related to ongoing litigation; technical innovations that could render products marketed or under development by us obsolete; competition; reimbursement policies for the use of our products; market acceptance of drug therapies for osteoporosis. Other factors that could adversely affect our business and prospects are described in our reports and registration statements filed with the Securities and Exchange Commission. Our results of operations have and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including those set forth above. We expressly disclaim any obligation or undertaking, except as required by law, to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

     Revenues. Total revenues for the first quarter of fiscal 2002 increased 6% to $47.1 million from $44.6 million for the first quarter of fiscal 2001. This increase was primarily due to an increase in revenues from sales of our digital imaging, bone assessment and mammography products. Partially offsetting these increases was a decrease in revenues from our conventional general radiography business and, to a lesser extent, lower mini c-arm sales. We are in the process of phasing-out the unprofitable conventional general radiography line of business we acquired from Trex Medical. In connection with this phase-out we completed the closure of our manufacturing facility located in Littleton, Massachusetts in January 2002. Other revenues increased for the current three month period primarily due to an increase in additional fee-per-scan revenues and from a license of certain mammography patented technology during the current quarter.

     Digital imaging revenues increased 130% to $5,468,000 in the first quarter of fiscal 2002 compared to revenues of $2,376,000 in the first quarter of fiscal 2001. This increase was primarily due to an increase in the number of digital systems sold both in the United States and internationally. Bone assessment revenues increased 12% to $16,598,000 for the first three months of fiscal 2002 from $14,777,000 for the same period last year. Revenues in our mammography business increased approximately 9% to $17,143,000 for the first quarter of fiscal 2002 from $15,757,000 for the corresponding three month period in fiscal 2001. The increase in bone assessment and mammography revenues was primarily due to an increase in the number of systems sold in the United States partially offset by fewer systems sold internationally, and to a lesser extent, lower average selling prices. Conventional radiography revenues decreased 41% to $4,631,000 in the first quarter of fiscal 2002 from $7,878,000 in the first quarter of fiscal 2001. This decrease is primarily due to our decision to phase-out our unprofitable conventional general radiography business.

     In the first quarter of fiscal 2002, approximately 80% of product sales were generated in the United States, 10% in Europe and 10% in other international markets. In the first quarter of fiscal 2001, approximately 69% of product sales were generated in the United States, 14% in Europe and 17% in other international markets.

     We expect that foreign sales in the current fiscal year will continue to account for a substantial portion of product sales. Continued economic and currency related uncertainty in a number of foreign countries, especially in Asia and Latin America, could reduce our future sales to these markets and impact collections on previous sales.

     Costs and Expenses. The cost of product sales decreased as a percentage of product sales to 64% in the first quarter of fiscal 2002 from 70% in the first quarter of fiscal 2001. These costs decreased as a percentage of product sales primarily due to improved gross margins recognized on the digital imaging products as a result of a significant increase in revenues. DRC continues to have significant fixed manufacturing costs and is operating significantly below manufacturing capacity. The cost of product sales for all products excluding the digital imaging and conventional general radiography products decreased as a percentage of product sales to 57% in the first quarter of fiscal 2002 from 63% in the first quarter of fiscal 2001. This improvement in gross margins was primarily due to generally higher revenues and reduced manufacturing costs resulting from the corporate restructuring and cost initiatives enacted in the summer of 2001. Included in the cost of product sales for Lorad mammography products in the first quarter of fiscal 2001 was approximately $800,000 for the impact the fair market write-up of acquired inventory on equipment sold. Absent those charges, gross margins for our businesses, other than DRC, would have been 62% in the first quarter of fiscal 2001 compared to 63% in the first quarter of fiscal 2002.

     Research and development expenses decreased 12% to $5.3 million (11% of total revenues) in the current quarter from $6.0 million (13% of total revenues) in the first quarter of fiscal 2001. This decrease was primarily due to a decrease in research and development spending and personnel primarily related to our cost-saving initiatives enacted during the summer. In addition, approximately $1.8 million and $2.5 million of the total in the first three months of fiscal 2002 and 2001, respectively, related to the development of new digital mammography and radiography systems and detectors at DRC.

     Selling and marketing expenses decreased 25% to $6.8 million (15% of product sales) in the current quarter from $9.1 million (20% of product sales) in the first quarter of fiscal 2001 primarily due our cost-saving initiatives enacted during the summer of 2001.

     General and administrative expenses decreased 8% to $4.8 million (10% of total revenues) in the first quarter of fiscal 2002 compared to $5.2 million (12% of total revenues) in the first quarter of fiscal 2001. This decrease was primarily due to our cost-savings initiatives enacted during the summer of 2001 and, to a lesser extent, the elimination of the legal expenses as a result of the settlement with Fleet Business Credit, LLC in August, 2001. In addition, in connection with our early adoption of SFAS 142, (see Note 11) we eliminated approximately $180,000 of goodwill amortization expense in the current quarter.

     Total costs and expenses related to DRC totaled approximately $7.5 million in the current quarter compared to approximately $8.5 million for the three months ended December 30, 2000. We expect to continue to incur significant costs and expenses at DRC for the foreseeable future as efforts are placed on developing and commercializing our digital mammography and radiography systems.

         Restructuring costs. Restructuring costs in the first quarter of fiscal 2002 were primarily the result of our continuing efforts to stream line operations and eliminate unprofitable product lines. In January 2002 we completed the closure of our Littleton manufacturing facility which was acquired from Trex Medical. We eliminated approximately 80 employment positions and incurred restructuring costs, primarily related to severance costs, of approximately $806,000, in the current quarter. We also expect to incur continuing losses from our conventional general radiography business through at least the first half of fiscal 2002, as we wind down our manufacturing operations for that business. In addition, we incurred severance costs of approximately $561,000 and $208,000, in connection with our closure of our direct sales and service office in Paris and the continued reduction of Lorad's workforce, respectively.

     Interest Income. Interest income decreased to $88,000 in the current quarter from $318,000 in the first quarter of fiscal 2001. This decrease was due to a lower investment base than in the prior year, primarily due to the use of cash to fund operations during fiscal 2001. As a result of receiving approximately $25 million from our sale of common stock in December 2001, we expect interest income to increase next quarter from its current level.

     Interest / Other Expense. In the first quarters of fiscal 2002 and 2001, we incurred other expenses of approximately $799,000 and $124,000, respectively. In the current quarter, these expenses include interest costs of approximately $717,000 on the $25 million note payable issued in connection with the Trex Medical acquisition, and to a lesser extent, foreign currency transaction losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure. In the first quarter of fiscal 2001, these expenses were primarily due to the interest costs on the Trex Medical note payable which was partially offset by insurance proceeds received in excess of cost related to storm damage at FluoroScan in fiscal 2000.

     Provision for Income Taxes. Although the Company incurred losses during the first quarter of fiscal 2002, the Company has provided for certain minimum taxes where net operating losses cannot be used.

Segment Results of Operations

     As a result of our decision to close the Hologic Systems Division manufacturing facility, we have moved the General Radiography business from the Mammography/General Radiography segment into a separate segment. Prior periods have been restated to conform to this presentation. Our businesses are reported as five segments: bone assessment; mammography; digital imaging; mini c-arm imaging; and general radiography. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We measure segment performance based on total revenues and operating income or loss. Revenues from each of these segments are described above. The discussion that follows is a summary analysis of the primary changes in operating income by segment.

     Bone Assessment. Reported operating income for bone assessment was $2.2 million for the first quarter of fiscal 2002 compared to $939,000 in fiscal 2001. The significant improvement in operating income for this business segment was primarily due to additional gross margin from the $1.8 million increase in revenues, an overall reduction in operating expenses as a result of our cost-savings initiatives enacted during last summer and an improvement in gross margins from an increased percentage of sales of the Delphi DXA system.

     Mammography. Operating income for this business segment in the first quarter of fiscal 2002 improved significantly to $944,000 from an operating loss of $165,000 in the corresponding quarter of fiscal 2001. The improvement in operating income in the current quarter was primarily due to a non-recurring charge of $800,000 in the first quarter of fiscal 2001 to product cost of sales for the fair market write-up of acquired inventory and, to a lesser extent, to additional gross margins from the $1.4 million increase in revenues and a reduction in manufacturing cost and operating expenses as a result of our cost-saving initiatives enacted during last summer.

     Digital Imaging. The digital imaging business operating loss decreased 66% to $2.1 million in fiscal 2002 from $6.2 million in fiscal 2001. This decrease was primarily due to additional gross margins from the $3.1 million increase in revenues plus reduced research and development spending related to the completion of the EPEX(TM) and RADEX(TM) direct-to-digital general radiography systems and a reduction in other operating expenses as a result of our cost-saving initiatives enacted during last summer.

     Mini C-Arm Imaging. The mini c-arm business reported operating income of $537,000 for the first quarter of fiscal 2002 compared to an operating loss of $56,000 in the first three months of fiscal 2001. This improvement was primarily attributable to an overall reduction in manufacturing costs and operating expenses in connection with the assimilation of the Fluoroscan product line into the corporate headquarters located in Bedford, Massachusetts.

     General Radiography. As previously discussed, we have closed the manufacturing facility of the Hologic Systems Division and relocated certain of its product lines and sales and service support personnel to our corporate headquarters. This business reported operating losses of $2,394,000 for the current quarter and $1,507,000 for the same period last year. The increased operating losses are primarily due to restructuring charges recorded in the current period related to the facility closure and to lower gross margins resulting from decreased sales as a result of phasing-out this unprofitable business.

Acquired In-Process Technology

     As part of the Trex Medical purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that technology assets and assembled workforce had value. At the acquisition date, Trex Medical was conducting design, development, engineering and testing activities associated with the completion of several research and development projects related to its Mammography and General Radiography-R/F lines of business. As part of our exit strategy for the conventional general radiography business, we have terminated the development projects and efforts for the General Radiography-R/F line of business. We will not incur any further expenditures related to these projects.

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

     As of December 29, 2001 our expenditures incurred and estimates to complete our acquired in-process projects related to the Mammography business were consistent with our initial expectations other than the delays mentioned above. If we are not successful in implementing our projects, we may be unable to realize the remaining value assigned to this in-process technology. In addition, the remaining value of the other acquired intangible assets associated with this technology may also become impaired.

Liquidity and Capital Resources

     At December 29, 2001 we had approximately $69.8 million of working capital. At that date our cash and cash equivalents totaled $30.6 million. Our cash and cash equivalents balance increased approximately $17.8 million during the first quarter of fiscal 2002 primarily due to the net proceeds from our common stock offering in December 2001 partially offset by the use of cash in operating activities. Our cash used in operating activities reflected a net loss of $1.6 million for the first quarter of fiscal 2002 plus changes in our current assets and liabilities, that were partially offset by non-cash charges for depreciation and amortization of $2.0 million. Cash used in operations due to changes in our current assets and liabilities included a decrease in accounts payable of $7.8 million and a decrease in accrued expenses of $1.6 million that were partially offset by a decrease in accounts receivable of $2.8 million and a decrease in prepaid expenses and other current assets of $1.9 million. The decreases in accounts payable and accrued expenses were primarily due to the timing of payments. The decrease in accounts receivable was primarily due to improved collections in the Bone Assessment business. The decrease in prepaid expenses and other current assets was primarily due to the timing of payments.

     In the first three months of fiscal 2002, we used approximately $800,000 of cash in investing activities. This use of cash was primarily attributable to purchases of property and equipment of $700,000, which consisted primarily of computer and information systems equipment.

     In the first quarter of fiscal 2002, financing activities provided us with $23.8 million of cash. These cash flows included approximately $24.8 million, net of offering expenses, from the sale of 3,000,000 shares of our common stock partially offset by $900,000 of repayments of our European line of credit.

     As of December 29, 2001 we had short term borrowings, including the current portion of our long term obligations, of $1.6 million and long term notes payable totaling $28.1 million. The short term borrowings consisted of $1.1 million borrowed under our European line of credit and $500,000 representing the current portion of our long term notes payable. The long term notes payable consisted of the $25.0 million note payable for the Trex Medical acquisition, the $1.8 million borrowed from Foothill Capital Corporation as the long term portion of our term loan under our credit facility, and the $1.3 million balance due on the note to Fleet Business Credit, LLC.

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

     In September 2001 we obtained a secured loan from Foothill Capital Corporation. The loan agreement with Foothill Capital Corporation provides for a term loan of approximately $2.4 million, which we borrowed at signing, and a revolving line of credit facility. The maximum amount we can borrow under the loan agreement is $25 million with an option for us to increase this amount to $30 million during the term of the Agreement, if certain conditions are met. The loan agreement contains financial and other covenants and the actual amount which we can borrow under the line of credit at any time is based upon a formula tied to the amount of our qualifying accounts receivable and inventory. In December 2001 we amended this loan agreement primarily to change financial covenants to reflect restructuring charges we incurred in the fourth quarter of fiscal 2001 and the additional charges we expect to incur in connection with our decision to close our Littleton facility. Also, as a result of this amendment, our loan may be limited based upon some financial covenants and formulas. The term loan accrues interest at prime plus 1.25% for five years. The line of credit advances accrue interest at prime plus 0.5%. The line of credit expires in September 2004.

     We financed some sales to Latin America over a two-to-three year time-frame. At December 29, 2001, we had total accounts receivable outstanding of approximately $2.8 million relating to these sales, of which approximately $270,000 were long-term and included in other assets. As of December 29, 2001, we had not experienced any significant write-offs of these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

     In connection with our acquisition of the U.S. assets of Trex Medical, we assumed liability for a lawsuit filed by Fischer Imaging against Trex Medical alleging that the Lorad prone biopsy system infringes upon two Fischer Imaging patents, subject to indemnification from Trex Medical and its parent, Thermo Electron Corporation, for any damages and related costs, including attorneys' fees, up to our adjusted purchase price for the Trex Medical assets. In connection with this arrangement, Trex Medical is continuing to defend this lawsuit. Recently, Fischer Imaging filed lawsuits against us in the United States and France in connection with sales of this product. Fischer Imaging also announced that they have brought suit in Europe in connection with sales of this product in Germany. The lawsuits filed and announced by Fischer Imaging seek to enjoin Trex Medical, us and, as announced by Fischer Imaging, our German distributor from further violation of Fischer Imaging's patents and damages including, in the United States, damages of up to three times the amount found or assessed and attorneys' fees. Trex Medical and Thermo Electron have agreed to indemnify us, and to defend the recently filed United States lawsuit on the same basis as the previously existing lawsuit. If we or Trex Medical are unsuccessful in defending these lawsuits, we may be prohibited from manufacturing and selling the existing prone breast biopsy system without a license from Fischer Imaging and Fischer Imaging could be awarded significant damages. If required, a license from Fischer Imaging to manufacture or sell the existing prone breast biopsy system may not be available or may not be available on commercially reasonable terms. Moreover, if Fischer Imaging were awarded damages, indemnification from Trex Medical and Thermo Electron, if any, may be insufficient to cover the award. A significant award above the indemnification amount actually received could harm our business and prospects.

     Except as set forth above, we do not have any other significant capital commitments. We are working on several projects, with an emphasis on direct radiography plates and systems. We believe that we have sufficient funds in order to complete the development, conduct clinical trials and achieve regulatory approvals of our direct radiography and other products under development for at least the next twelve months. However, we may require additional funds for working capital to commence the manufacture and marketing of these new products in commercial quantities, if and when approved or cleared by the regulatory authorities. As a result, we anticipate that we will be required to reduce our losses and obtain additional funding to support these efforts. We are continuing to review various alternatives to obtain additional funding, including the sale and lease-back of one of our owned facilities and possible strategic alliances to help support our ongoing research and development costs. We cannot assure that additional funds will be available on favorable terms, if at all.

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

     Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a line of credit at the Europe Interbank Offered Rate and under a term loan agreement at prime plus 1.25%. At December 29, 2001, our outstanding borrowings under the European line of credit and the term loan were approximately $1.1 million and $2.3 million, respectively.

     Substantially all of our sales outside the United States are conducted in U.S. dollar denominated transactions. We operate two European subsidiaries which incur expenses denominated in local currencies. However, we believe that these operating expenses will not have a material adverse effect on our business, results of operations or financial condition.

                           PART II - OTHER INFORMATION

                         HOLOGIC, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

The following sets forth developments in previously disclosed legal proceedings that occurred during the first quarter of fiscal 2002. There were no other material developments in legal proceedings during the quarter.

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

On November 28, 2001, Fischer Imaging filed a lawsuit in the Regional Court of Dusseldorf, Germany, against "Lorad, Inc." and others, alleging that Lorad's manufacture of breast-imaging equipment and breast biopsy system equipment infringes on a Fischer Imaging German patent. On December 12, 2001, Fischer Imaging filed a further lawsuit in the Paris Court in France, against Hologic, Inc., Hologic France S.A. and others, alleging that Lorad's prone breast biopsy system infringes a Fischer Imaging French patent. These lawsuits seek to enjoin further violation of Fischer Imaging's patents, damages, and attorneys' fees.

We believe that we have meritorious defenses to Fischer Imaging's claims.

Item 2.  Changes in Securities.
         None.

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits furnished:
             None.

         (b) Reports on Form 8-K:
             On January 3, 2002, the Company filed a Current Report on Form
             8-K with respect to the completion of the sale of 3,000,000 shares of common stock in an underwritten public offering.

                         HOLOGIC, INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Hologic, Inc.
                                              (Registrant)

February 12, 2002              /s/    John W. Cumming
-----------------              -------------------------------------------------
Date                           John W. Cumming
                               President and Chief Executive Officer

February 12, 2002              /s/    Glenn P. Muir
-----------------              -----------------------------------
Date                           Glenn P. Muir
                               Executive Vice President, Finance and Treasurer
                               (Principal Financial Officer)