Form 10-Q
period 2002-03-30
HOLOGIC INC
filed 2002-05-14
CIK 859737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended      March 30, 2002
                                    --------------

                                       or

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:             0-18281
                                    -------

                                  Hologic, Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  04-2902449
            --------                                  ----------
     (State of incorporation)             (I.R.S. Employer Identification No.)

                  35 Crosby Drive, Bedford, Massachusetts     01730
                  ---------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

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

                                               Yes  X    No __
                                                   ---

As of May 9, 2002 19,266,244 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                         HOLOGIC, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets
              March 30, 2002 (unaudited) and September 29, 2001 ........     3


              Consolidated Statements of Operations
              Three Months and Six Months Ended March 30, 2002
              and March 31, 2001 (unaudited) ...........................     4


              Consolidated Statements of Cash Flows
              Six Months Ended March 30, 2002
              and March 31, 2001 (unaudited) ...........................     5


              Notes to Consolidated Financial Statements ...............     6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ................................    11


Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....    20


PART II - OTHER INFORMATION ............................................    21


SIGNATURES .............................................................    22

                         HOLOGIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except per share data)
                                     ASSETS

                                                                     March 30,       September 29,
                                                                       2002              2001
                                                                       ----              ----
CURRENT ASSETS:
  Cash and cash equivalents ......................................   $ 26,230          $ 12,754
  Accounts receivable, less reserves of $4,543 and
     $4,668, respectively ........................................     41,459            42,227
  Inventories ....................................................     40,167            39,285
  Prepaid expenses and other current assets ......................     11,845             5,309
                                                                     --------          --------
   Total current assets ..........................................    119,701            99,575
                                                                     --------          --------
PROPERTY AND EQUIPMENT, at cost:
  Land ...........................................................     12,203            12,203
  Buildings and improvements .....................................     36,620            36,556
  Equipment ......................................................     25,046            23,191
  Furniture and fixtures .........................................      3,609             3,678
  Leasehold improvements .........................................      1,570             1,571
                                                                     --------          --------
                                                                       79,048            77,199
  Less: Accumulated depreciation and amortization ................     19,596            17,143
                                                                     --------          --------
                                                                       59,452            60,056
                                                                     --------          --------
INTANGIBLE ASSETS:
  Patented technology, net of accumulated amortization of
      $4,072 and $3,402, respectively ............................      3,228             3,741
  Developed technology and know-how, net of accumulated
  amortization of $1,447 and $991, respectively ..................      7,704             8,160
  Goodwill, net of accumulated amortization of $592 ..............      5,989             5,989
                                                                     --------          --------
                                                                       16,921            17,890
                                                                     --------          --------
Deferred income taxes, net .......................................     14,816            16,516
Other assets, net ................................................        953             1,082
                                                                     --------          --------
       Total assets ..............................................   $211,843          $195,119
                                                                     ========          ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                    March 30,       September 29,
                                                                      2002              2001
                                                                      ----              ----
CURRENT LIABILITIES:
  Lines of credit ................................................   $    316          $  1,998
  Current portion of note payable ................................        480               485
  Accounts payable ...............................................     10,170            18,152
  Accrued expenses ...............................................     22,003            25,507
  Deferred revenue ...............................................      8,579             8,754
                                                                     --------          --------
     Total current liabilities ...................................     41,548            54,896
                                                                     --------          --------

 Notes payable, net of current portion ...........................     27,739            28,416
                                                                     --------          --------
Commitments and Contingencies (Note 9)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value-
   Authorized - 1,623 shares
   Issued - 0 shares .............................................         --                --
  Common stock, $.01 par value-
   Authorized - 30,000 shares
   Issued - 19,180 and 15,670 shares, respectively ...............        192               157
  Capital in excess of par value .................................    139,337           111,300
  Retained earnings ..............................................      5,824             2,971
  Cumulative translation adjustment ..............................     (2,333)           (2,157)
  Treasury stock, at cost, 45 shares .............................       (464)             (464)
                                                                     --------          --------
     Total stockholders' equity ..................................    142,556           111,807
                                                                     --------          --------
     Total liabilities and stockholders' equity ..................   $211,843          $195,119
                                                                     ========          ========

   The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                          Three Months Ended            Six Months Ended
                                                          ------------------            ----------------

                                                        March 30,       March 31,      March 30,        March 31,
                                                          2002            2001           2002             2001
                                                          ----            ----           ----             ----
Revenues:
 Product sales .....................................    $45,473          $43,552        $91,796       $ 88,002
 Other revenue .....................................        595              189          1,414            290
                                                        -------          -------        -------       --------
                                                         46,068           43,741         93,210         88,292
                                                        -------          -------        -------       --------
Costs and Expenses:
 Cost of product sales .............................     28,040           29,272         57,514         60,552
 Research and development ..........................      4,770            6,466         10,050         12,450
 Selling and marketing .............................      6,620            9,303         13,458         18,372
 General and administrative ........................      5,500            5,827         10,257         11,005
 Restructuring costs ...............................        495               --          2,070             --
                                                        -------          -------        -------       --------
                                                         45,425           50,868         93,349        102,379
                                                        -------          -------        -------       --------

           Income (loss) from operations ..........         643           (7,127)          (139)       (14,087)

Interest income ...................................         170              277            259            596

Interest/other expense ............................        (810)          (1,041)        (1,609)        (1,165)
                                                        -------          -------        -------       --------
           Income (loss) before (benefit)
           provision for income taxes .............           3           (7,891)        (1,489)       (14,656)

(Benefit) Provision for Income Taxes ..............      (4,423)              54         (4,342)            54
                                                        -------          -------        -------       --------

           Net income (loss) ......................     $ 4,426          $(7,945)       $ 2,853       $(14,710)
                                                        =======          =======        =======       ========

Net Income (Loss) per Common and
Common Equivalent Share:
          Basic earnings per share ................     $   .23          $  (.51)       $   .16       $   (.95)
                                                        =======          =======        =======       ========
          Diluted earnings per share ..............     $   .22          $  (.51)       $   .16       $   (.95)
                                                        =======          =======        =======       ========

Weighted Average Number of
Common Shares Outstanding .........................      18,947           15,467         17,508         15,427
                                                        =======          =======        =======       ========

Weighted Average Number of
Dilutive Potential
Common Shares Outstanding .........................      20,182           15,467         18,126         15,427
                                                        =======          =======        =======       ========

   The accompanying notes are an integral part of these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                Six Months Ended
                                                                                ----------------

                                                                           March 30,        March 31,
                                                                             2002             2001
                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...................................................    $  2,853        $ (14,710)
  Adjustments to reconcile net income (loss) to net cash used in operating activities-
     Depreciation and amortization ....................................       3,853            4,754
     Deferred income taxes.............................................       1,700               --
     Compensation expense related to issuance of common stock .........          --              166
     Changes in assets and liabilities-
         Accounts receivable ..........................................         768            5,244
         Inventories ..................................................        (882)           3,757
         Prepaid expenses and other current assets ....................      (6,536)            (590)
         Accounts payable .............................................      (7,979)             397
         Accrued expenses .............................................      (2,702)          (4,267)
         Deferred revenue .............................................        (176)            (514)
                                                                           --------        ---------
          Net cash used in operating activities .......................      (9,101)          (5,763)
                                                                           --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .................................      (2,204)          (2,020)
  Decrease (increase) in other assets .................................          32             (374)
                                                                           --------        ---------
          Net cash used in investing activities .......................      (2,172)          (2,394)
                                                                           --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) borrowings  under line of credit .......................      (1,681)           1,204
  Repayments of notes payable .........................................        (683)              --
  Net proceeds from sale of common stock ..............................      24,780               --
  Issuance of common stock pursuant to options and employee stock
   purchase plan ......................................................       2,489              296
                                                                           --------        ---------
          Net cash provided by financing activities ...................      24,905            1,500
                                                                           --------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............................        (156)              45
                                                                           --------        ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ...................................................      13,476           (6,612)
CASH AND CASH EQUIVALENTS, beginning of period ........................      12,754           22,778
                                                                           --------        ---------
CASH AND CASH EQUIVALENTS, end of period ..............................    $ 26,230        $  16,166
                                                                           ========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes ........................    $     92        $      18
                                                                           ========        =========
  Cash paid during the period for interest ............................    $  1,560        $      52
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

         The consolidated balance sheet as of March 30, 2002, the consolidated statements of operations for the three months and six months ended March 30, 2002 and March 31, 2001 and the consolidated statements of cash flows for the six months ended March 30, 2002 and March 31, 2001, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

         The results of operations for the three and six months ended March 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 28, 2002. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

(2)      Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                   March 30,       September 29,
                                                     2002              2001

Raw materials and work-in-process .............     $27,729          $27,421
Finished goods ................................      12,438           11,864
                                                    -------          -------
                                                    $40,167          $39,285
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

(4)      Net Income (Loss) Per Share

         A reconciliation of basic and dilutive share amounts are as follows:

                                                          Three Months Ended              Six Months Ended
                                                          ------------------              ----------------
                                                       March 30,        March 31,       March 30,    March 31,
                                                         2002             2001            2002           2001
                                                         ----            ----            ----           ----
                                                                              (in thousands)
Weighted average common shares outstanding              18,947          15,467          17,508        15,427
Common stock equivalents outstanding
           pursuant to the treasury stock method         1,235              --             618            --
                                                       -------         -------         -------       -------
Weighted average number of common and dilutive
           potential common shares outstanding          20,182          15,467          18,126        15,427
                                                       =======         =======         =======       =======

         Anti-dilutive shares of 167 and 687 for the three and six months ended March 30, 2002, respectively, and 2,005 and 2,020 for the three and six months ended March 31, 2001, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

(5)      Concentration of Credit Risk

         The Company utilizes a distributor in the United States for certain product lines. The distributor had amounts due to the Company of approximately $6,566 as of March 30, 2002 and $6,969 as of September 29, 2001, respectively. This distributor accounted for approximately 16% and 12% of revenues for the three months ended March 30, 2002 and March 31, 2001, respectively; and approximately 17% and 14% of revenues for the first six months of fiscal 2002 and fiscal 2001, respectively. There were no other customers with balances greater than 10% of accounts receivable as of March 30, 2002 or September 29, 2001 or customers with greater than 10% of the Company's revenues for the first three or six months of fiscal 2002 or fiscal 2001.

         The Company finances certain sales to Latin America over a two-to-three year time-frame. At March 30, 2002, the Company had total accounts receivable outstanding of approximately $2,693 relating to these sales, of which $144 were long-term and included in other assets. As of March 30, 2002, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

(6)      Comprehensive Income (Loss)

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income established standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The Company's only item of other comprehensive income (loss) relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.

A reconciliation of comprehensive income (loss) is as follows:

                                                    Three Months Ended              Six Months Ended
                                                    ------------------              ----------------
                                                  March 30,      March 31,       March 30,      March 31,
                                                    2002           2001            2002           2001
                                                    ----           ----            ----          ----
Net income (loss) as reported ..................   $4,426        $(7,945)         $2,853        $(14,710)
Foreign currency translation adjustment ........      (54)          (248)           (175)            (33)
                                                   ------        -------          ------        --------
Comprehensive income (loss) ....................   $4,372        $(8,193)         $2,678        $(14,743)
                                                   ======        =======          ======        ========

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

         During the first quarter of fiscal 2002, the Company announced the finalization of an exit strategy for the Hologic Systems Division. As part of this exit strategy, the Company closed its conventional general radiography manufacturing facility in Littleton, Massachusetts, and relocated certain of its product lines and sales and support personnel to the corporate headquarters in Bedford, Massachusetts. The Company accrued costs of approximately $3,500 related to the closing as part of the final Trex Medical purchase price allocation in the fourth quarter of fiscal 2001. These costs included amounts for lease abandonment, as well as for the write-off of certain fixed assets and accounts receivable. The Company commenced the closure in the first quarter of fiscal 2002 and completed the closure in January 2002. The Company also incurred a restructuring charge of approximately $806 in the first quarter of fiscal 2002 primarily comprised of severance costs related to the termination of 85 employees at the Littleton facility. In addition, the Company incurred severance costs of approximately $561 and $208 in connection with the closure of the Company's direct sales and service office in Paris, France and the continued reduction of Lorad's workforce, respectively. The severance charges related to the workforce reductions of 5 persons and 20 persons in France and at Lorad, respectively, were across all functional areas.

         In the second quarter of fiscal 2002, the Company incurred additional severance costs of approximately $495 primarily comprised of severance costs in connection with the reduction of the Company's workforce in the United States and Europe by 13 persons across all functional areas.

         Cash payments totaled approximately $1,512 for the six months ended March 30, 2002 and $2,379 in restructuring liabilities remain in accrued expenses in the accompanying balance sheet at March 30, 2002.

(8)      Business Segments and Geographic Information

         As a result of the Company's decision to close its Hologic Systems Division manufacturing facility in Littleton, Massachusetts, the Company has presented the conventional General Radiography business as a separate segment from Mammography. Prior periods have been restated to conform to this presentation. Segment information for the three months and six months ended March 30, 2002 and March 31, 2001 is as follows:

                                            Three Months Ended           Six Months Ended
                                            ------------------           ----------------
                                         March 30,       March 31,    March 30,      March 31,
                                           2002            2001         2002           2001
                                           ----            ----         ----           ----
Total revenues-
Bone Assessment                          $14,925         $15,714      $31,523         $30,491
Mammography                               17,949          14,752       35,092          30,508
Digital Imaging                            5,389           2,559       10,857           4,935
Mini C-Arm Imaging                         4,753           3,909        8,056           7,672
General Radiography                        3,052           6,807        7,682          14,686
                                         -------         -------      -------         -------
                                         $46,068         $43,741      $93,210         $88,292
                                         =======         =======      =======         =======
Operating income (loss)-
Bone Assessment                          $ 1,514         $ 1,586      $ 3,727         $ 2,525
Mammography                                1,032            (832)       1,976            (997)
Digital Imaging                           (2,672)         (6,235)      (4,753)        (12,405)

Mini C-Arm Imaging                                          1,175                165                1,712                 108
General Radiography                                          (407)            (1,811)              (2,801)             (3,318)
                                                          -------           --------             --------           ---------
                                                          $   642           $ (7,127)            $   (139)          $ (14,087)
                                                          =======           ========             ========           =========
Depreciation and amortization-
Bone Assessment                                           $   824           $    738             $  1,705           $   1,593
Mammography                                                   590              1,173                1,221               2,063
Digital Imaging                                               420                353                  836                 703
Mini C-Arm Imaging                                             61                 77                   91                 139
General Radiography                                            --                118                   --                 256
                                                          -------           --------             --------           ---------
                                                          $ 1,895           $  2,459             $  3,853           $   4,754
                                                          =======           ========             ========           =========
Capital expenditures-
Bone Assessment                                           $   993               $250             $  1,256           $    $592
Mammography                                                   221                400                  421                 706
Digital Imaging                                               321                140                  527                 613
Mini C-Arm Imaging                                             --                 21                   --                 183
General Radiography                                            --               (160)                  --                 (74)
                                                          -------           --------             --------           ---------
                                                          $ 1,535           $    651             $  2,204           $   2,020
                                                          =======           ========             ========           =========

                                                    March 30,      September 29,
                                                      2002             2001
                                                      ----             ----
Identifiable assets-
Bone Assessment                                    $  146,948      $    117,796
Mammography                                            48,713            50,811
Digital Imaging                                        (2,449)            1,108
Mini C-Arm Imaging                                     15,343            15,402
General Radiography                                     3,288            10,002
                                                   ----------      ------------
                                                   $  211,843      $    195,119
                                                   ==========      ============

Export sales from the United States to unaffiliated customers primarily in Europe, Asia and Latin America during the three months and six months ended March 30, 2002 totaled approximately $7,847 and $15,302, respectively; and for the three months and six months ended March 31, 2001 totaled approximately $10,595 and $21,308, respectively.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:

                                                      Three Months Ended                    Six Months Ended
                                                March 30,          March 31,          March 30,          March 31,
                                                  2002               2001               2002               2001
                                                  ----               ----               ----              ----
                      Europe                       10%                18%                10%                16%
                      Asia                          9                  8                 10                  8
                      All others                    2                  5                  2                  7
                                                -----              -----              -----              -----
                                                   21%                31%                22%                31%
                                                =====              =====              =====              =====

(9)     Litigation

        In connection with the acquisition of the U.S. assets of Trex Medical, the Company assumed liability for a lawsuit filed by Fischer Imaging against Trex Medical alleging that the Lorad prone biopsy system infringes upon two Fischer Imaging patents, subject to indemnification from Trex Medical and its parent, Thermo Electron Corporation, for any damages and related costs, including attorneys' fees, up to the adjusted purchase price for the Trex Medical assets. In connection with this arrangement, Trex Medical is continuing to defend this lawsuit. In November and December 2001, Fischer Imaging filed lawsuits against the Company in the United States, France and Germany in connection with sales of this product. The lawsuits seek to enjoin Trex Medical, the Company and its German distributor from further violation of Fischer Imaging's patents and damages including, in the United States, damages of up to three times the amount found or assessed and attorneys' fees. Trex Medical and Thermo Electron have agreed to indemnify the Company, and to defend the recently filed lawsuits on the same basis as the previously existing lawsuit. If the Company or Trex Medical are unsuccessful in defending these lawsuits, we may be prohibited from manufacturing and selling the existing prone breast biopsy system without a license from Fischer Imaging and Fischer Imaging could be awarded significant damages. If required, a license from Fischer Imaging to manufacture or sell the existing prone breast biopsy system may not be available or may not be available on commercially reasonable terms. Moreover, if Fischer Imaging were awarded damages, indemnification from Trex Medical and Thermo Electron, if any, may be insufficient to cover the award. A significant award above the indemnification amount actually received could harm the Company's business and prospects.

        In the ordinary course of business, the Company is party to other various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

(10)    Public Offering of Common Stock

        In December 2001, the Company sold 3,000 shares of its Common Stock to the public at a price of $9.00 per share. The Company received net proceeds from this offering of approximately $24.8 million.

(11)    New Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill will no longer be amortized, instead goodwill will be reviewed for impairment annually, at a minimum, by applying a fair-value-based test. The Company early adopted this statement, effective in the first quarter of this year. Accordingly, the Company has reclassified the net book value of assembled workforce to goodwill and ceased amortization. The Company expects this will reduce annual amortization expense by approximately $700.

        During the second quarter of fiscal 2002, an independent appraiser, experienced in conducting these impairment tests, completed the fair-value-based test of the Company's goodwill. Based on the results of this test, goodwill was deemed not to be impaired for fiscal 2002.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

                         HOLOGIC, INC. AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory

        Our inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. We write down inventory for estimated obsolescence based upon assumptions about future demand and market conditions, which may negatively affect our ability to dispose of inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative effect on our results of operations.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of Long-lived and Intangible Assets and Goodwill

        We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include but are not limited to the following:

          . significant under-performance relative to historical or projected future operating results;
          . significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
          .  significant negative industry or economic trends.

        When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based on a change in events and circumstances discussed above, we measure any impairment based on the projected undiscounted cash flow method. Net intangible assets and goodwill amounted to $16.9 million as of March 31, 2002, consisting of $13.7 million related to Mammography business, $2.9 million related to the Bone Assessment Business and

$300 related to the Digital Imaging Business.

        In the first quarter of fiscal 2002, we early-adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", and as a result, we ceased amortizing approximately $4.4 million of goodwill. We had recorded approximately $549 of amortization on these amounts during fiscal 2001 and would have recorded approximately $700 of amortization during 2002 if the existing standards had been continued. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We completed our initial review during the quarter ended March 31, 2002. During the second quarter of fiscal 2002, an independent appraiser, experienced in conducting these impairment tests, completed the fair-value-based test of the Company's goodwill. Based on the results of this test, goodwill was deemed not to be impaired for fiscal 2002.

Revenue Recognition

        We recognize product revenue upon shipment, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, collection of the resulting receivable is probable and only perfunctory Company obligations included in the arrangement remain to be completed. A provision is made at that time for estimated warranty costs to be incurred. Other product revenues, which includes primarily replacement parts and services, are recorded at the time of shipment or as the service is rendered.

        In connection with a fee-per-scan program with a leasing company for certain products, we entered into a remarketing agreement whereby we agreed to perform certain remarketing activities on a best efforts basis. We agreed to perform these activities to help recover any losses incurred by the leasing company up to 10% of the total fee-per-scan contracts funded. The leasing company purchased all such products covered under these contracts from us. We had reserved for potential losses under these contracts by deferring revenue in an amount equal to 10%. During fiscal 1999, we and the leasing company commenced claims against each other regarding this program. On August 9, 2001, we reached an agreement with the leasing company to settle the litigation between the parties. Under the terms of the $3,050 settlement, we made a cash payment of $1,500 and issued a note payable to the leasing company for $1,550 payable in full on August 10, 2004 and bearing interest at a rate of prime (6.0% at September 29, 2001) plus 1%. As of March 31, 2002, there was approximately $1.1 million outstanding on this note.

        As a result of the settlement, we recognized the amount deferred in excess of the settlement totaling $2,147 as revenue in the fourth quarter of 2001. In addition, we reversed $500 of related warranty reserves which were no longer necessary through a reduction of cost of product sales.

Income Taxes

        We account for income taxes under SFAS No. 109, "Accounting for Income Taxes". This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

        We do not provide for U.S. income taxes on earnings of our subsidiaries outside of the U.S. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when tax-effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings; however, we believe that U.S. foreign tax credits would largely eliminate any U.S. taxes or offset any foreign withholding taxes.

Warranty Reserves

        We provide for the estimated cost of product warranties at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service delivery costs differ from our estimates, which are based on historical data and engineering estimates, where applicable, revisions to the estimated warranty liability would be required.

Legal Contingencies

        We are currently involved in certain legal proceedings. In connection with these legal proceedings, which we discuss in Note 9 to our Consolidated Financial Statements, management periodically reviews estimates of potential costs to be incurred by the Company in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with FASB Statement No. 5, Accounting for Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. We do not believe that these proceedings will have a material adverse effect on our financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

RESULTS OF OPERATIONS

        This report contains forward-looking information that involves risks and uncertainties, including statements about our and our management's plans, objectives, expectations, beliefs and intentions. Actual results may be materially different than those anticipated in these forward-looking statements. Factors that could cause actual results to materially differ include known and unknown risks, including, without limitation, our historical losses, the early stage of market development for digital X-ray products, our ability to predict accurately the demand for our products and to develop strategies to address our markets successfully; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays; the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; risks relating to our reliance on a single source of supply for some key components of our products; the need to comply with especially high standards in the manufacture of digital X-ray products; risks related to ongoing litigation; our ability to meet ongoing financial covenants under our line of credit; technical innovations that could render products marketed or under development by us obsolete; competition; reimbursement policies for the use of our products; market acceptance of drug therapies for osteoporosis. Other factors that could adversely affect our business and prospects are described in our reports and registration statements filed with the Securities and Exchange Commission. Our results of operations have and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including those set forth above. We expressly disclaim any obligation or undertaking, except as required by law, to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

        Revenues. Total revenues for the second quarter of fiscal 2002 increased 5% to $46.1 million from $43.7 million for the second quarter of fiscal 2001. Total revenues for the current six month period increased 6% to $93.2 million from $88.3 million for the first six months of fiscal 2001. These increases were primarily due to an increase in revenues from sales of our mammography, digital imaging and mini c-arm products. Partially offsetting these increases was a decrease in revenues from our conventional general radiography business and to a lesser extent, in the second quarter, a slight reduction of bone assessment sales. We have completed the process of phasing-out the unprofitable conventional general radiography line of business we acquired from Trex Medical.

        Other revenues increased for the current three month period primarily due to a license of certain digital imaging software during the current quarter. The increase for the current six month period was due to this proprietary software license, an increase in additional fee-per-scan revenues and from a license of certain mammography patented technology. We do not expect to receive ongoing royalty or license revenue from these licenses.

        Revenues in our mammography business increased approximately 22% to $17.9 million for the second quarter of fiscal 2002 from $14.8 million for the corresponding three month period in fiscal 2001 and increased 15% to $35.1 million for the six months ended March 30, 2002 from $30.5 million for the same period in fiscal 2001. These increases were primarily due to an increase in the number of mammography systems sold in the United States partially offset by fewer systems sold internationally, and to a lesser extent, lower average selling prices. Digital imaging revenues increased 111% to $5.4 million in the second quarter of fiscal 2002 compared to revenues of $2.6 million in the second quarter of fiscal 2001 and increased 120% to $10.9 million for the first six months of fiscal 2002 compared to $4.9 million for the comparable period in fiscal 2001. These increases were primarily due to an increase in the number of digital systems sold in the United States and to a lesser extent, an increase in the number of systems sold internationally. Mini c-arm revenues increased 22% to $4.8 million in the current quarter of fiscal 2002 from $3.9 million for the same period last year and increased 5% for the current six month period from $7.7 million for the first six months of fiscal 2001. These increases were primarily due to an increase in the number of systems sold domestically. Bone assessment revenues decreased 5% to $14.9 million in the second quarter of fiscal 2002 from $15.7 million for the same period last year primarily due to a decrease in the number of systems sold internationally. These revenues for the first six months of fiscal 2002 increased 5% to $31.3 million from $29.9 million for the comparable six month period in fiscal 2001 primarily due to an increase in the number of systems sold in the United States partially offset by fewer systems sold internationally, and to a lesser extent, lower average selling prices. Conventional radiography revenues decreased 55% to $3.1 million in the second quarter of fiscal 2002 from $6.8 million in the same quarter of fiscal 2001 and decreased 48% to $7.7 million for the first six months of fiscal 2002 from $14.7 million for the same period in fiscal 2001. These decreases were primarily due to our decision to phase-out our unprofitable conventional general radiography business.

        In the first six months of fiscal 2002, approximately 78% of product sales were generated in the United States, 10% in Europe and 12% in other international markets. In the first six months of fiscal 2001, approximately 69% of product sales were generated in the United States, 16% in Europe and 15% in other international markets.

        We expect that foreign sales in the current fiscal year will continue to account for a substantial portion of product sales. Continued economic and currency related uncertainty in a number of foreign countries, especially in Asia and Latin America, could reduce our future sales to these markets and impact collections on previous sales.

        Cost of Product Sales. The cost of product sales decreased as a percentage of product sales to 62% in the second quarter of fiscal 2002 from 67% in the second quarter of fiscal 2001. The cost of product sales decreased as a percentage of product sales to 63% in the current six month period from 69% in the first six months of fiscal 2001. In the current three month period, these costs decreased as a percentage of product sales primarily due to improved gross margins recognized on the mammography and digital imaging products as a result of a significant increase in revenues. The increased volume has improved the absorption of manufacturing overhead at both facilities. DRC continues to have significant fixed manufacturing costs and is operating significantly below manufacturing capacity. However, margins on these products were positive this quarter. Our gross margins also improved as a result of the decrease in sales of conventional general radiography products which generally have lower margins.

        The cost of product sales for all products excluding the digital imaging and conventional general radiography products decreased as a percentage of product sales to 54% in the second quarter of fiscal 2002 from 57% in the second quarter of fiscal 2001. This improvement in gross margins was primarily due to generally higher revenues and reduced manufacturing costs resulting from the corporate restructuring and cost initiatives enacted in the summer of 2001.

        In the current six month period, improvements in margins in the digital imaging and mammography businesses were partially offset by lower margins on sales of general radiography products. The improved margins in the digital imaging and mammography products were primarily due to increased sales volume combined with reduced manufacturing costs resulting from the corporate restructuring and cost saving initiatives enacted in the summer of 2001. Included in the cost of product sales for Lorad mammography products in the first quarter of fiscal 2001 was approximately $800,000 for the impact the fair market write-up of acquired inventory on equipment sold.

        Research and Development Expenses. Research and development expenses decreased 26% to $4.8 million (10% of total revenues) in the current quarter from $6.5 million (15% of total revenues) in the second quarter of fiscal 2001. For the current six month period, these costs decreased 19% to $10.0 million (11% of total revenues) from $12.5 million (14% of total revenues) for the first six months of fiscal 2001. These decreases were primarily due to a decrease in research and development spending and personnel primarily related to our cost-saving initiatives enacted during last summer. In addition, approximately $1.9 million and $2.9 million of the total in the second quarter of fiscal 2002 and 2001, respectively; and approximately $3.6 million and $5.4 million of the total in the first six months of fiscal 2002 and 2001, respectively, related to the development of new digital mammography and radiography systems and detectors at DRC.

        Selling and Marketing Expenses. Selling and marketing expenses decreased 29% to $6.6 million (15% of product sales) in the current quarter from $9.3 million (21% of product sales) in the second quarter of fiscal 2001. For the current six month period, selling and marketing expenses decreased 27% to $13.5 million (15% of product sales) from $18.4 (21% of product sales) for the first six months of fiscal 2001. These decreases were primarily due to our reduction in personnel relating to our cost-saving initiatives enacted during the summer of 2001.

        General and Administrative Expenses. General and administrative expenses decreased 6% to $5.5 million (12% of total revenues) in the current quarter from $5.8 million (13% of total revenues) in the second quarter of fiscal 2001. During the first six months of fiscal 2002, general and administrative expenses decreased 7% to $10.3 million (11% of total revenues) from $11.0 million (12% of total revenues) in the first six months of fiscal 2001. These decreases were primarily due to our reduction in personnel and other cost-savings initiatives enacted during the summer of 2001 and, to a lesser extent, the elimination of the legal expenses as a result of the settlement with Fleet Business Credit, LLC in August, 2001. In addition, in connection with our early adoption of SFAS 142, (see Note 11) we eliminated approximately $180,000 and $360,000 of goodwill amortization expense in the current quarter and six month periods, respectively.

        Restructuring Costs. Restructuring costs in the first and second quarters of fiscal 2002 were primarily the result of our continuing efforts to streamline operations and eliminate unprofitable product lines. In the current quarter, we incurred severance costs of approximately $500,000 primarily related to additional costs in connection with our closure of our direct sales and service office in Paris and to continued reductions in the bone assessment business. In January 2002 we completed the closure of our Littleton manufacturing facility which was acquired from Trex Medical. We eliminated approximately 80 employment positions and incurred restructuring costs, primarily related to severance costs, of approximately $806,000, in the first quarter. In addition, we incurred severance costs of approximately $561,000 and

$208,000, in connection with our closure of our direct sales and service office in Paris and the continued reduction of Lorad's workforce, respectively, in the first quarter of fiscal 2002.

     Interest Income. Interest income decreased to $170,000 in the current quarter from $277,000 in the second quarter of fiscal 2001 and decreased to $259,000 in the current six month period from $596,000 in the comparable period in fiscal 2001. These decreases were due to a lower investment base than in the prior year, primarily due to the use of cash to fund operations during fiscal 2001, and to reduced interest rates on our investments.

     Interest / Other Expense. In the second quarters of fiscal 2002 and 2001, we incurred interest and other expenses of approximately $810,000 and $1.0 million, respectively. For the first six months of fiscal 2002 and 2001, we incurred interest and other expense of approximately $1.6 million and $1.2 million, respectively. In the current fiscal year, these expenses included interest costs of approximately $717,000 per quarter on the $25 million note payable issued in connection with the Trex Medical acquisition, and to a lesser extent, foreign currency transaction losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure. In the first six months of fiscal 2001, these expenses were primarily due to the interest costs on the Trex Medical note payable which was partially offset by insurance proceeds received in excess of cost related to storm damage at FluoroScan in fiscal 2000.

     (Benefit) Provision for Income Taxes. For the current quarter and six month periods, the Company has recorded a tax benefit of $4.5 million as a result of the passing of the President's Economic Stimulus Bill. This bill includes an extension of the net operating loss carry back for losses incurred in tax years 2001 and 2002. Accordingly, the benefit reflects our ability to carry back our net operating losses to previous years to obtain a refund. In fiscal 2001, the effective tax rate reflected the establishment of a valuation allowance for the tax benefit associated with the losses in those periods.

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

     Bone Assessment. Reported operating income for bone assessment was $1.5 million and $3.7 million for the three and six months ended March 30, 2002, respectively, compared to operating income of $1.6 million and $2.5 million for the same periods in fiscal 2001. The improvement in operating income for this business segment for the first six months of fiscal 2002 was primarily due to additional gross margin from an increase in revenues and an overall reduction in operating expenses as a result of our cost-savings initiatives enacted during last summer. Operating income for this business segment in the second quarter of fiscal 2002 was impacted by approximately $200,000 of restructuring charges. The improvement in operating income in the current quarter, absent those expenses, as compared with the second quarter of fiscal 2001 was primarily attributable to the overall reduction in operating expenses from our cost-savings initatives.

     Mammography. Operating income for this business segment in the second quarter of fiscal 2002 improved significantly to $1.0 million from an operating loss of $800,000 in the corresponding quarter of fiscal 2001. For the six months ended March 30, 2002, operating income was $2.0 million compared to an operating loss of $1.0 million for the first six months of fiscal 2001. The significant improvements in operating income in the current three and six month periods were primarily due to additional gross margins from the increase in revenues and a reduction in manufacturing cost and operating expenses as a result of our cost-saving initiatives enacted during last summer and, to a lesser extent, to a non-recurring charge of $800,000 in the first quarter of fiscal 2001 to product cost of sales for the fair market write-up of acquired inventory.

     Digital Imaging. The digital imaging business reported a 57% decrease in loss from operations to $2.7 million in the current quarter from $6.2 million in the second quarter of fiscal 2001. The operating loss decreased 62% to $4.8 million for the first six months of fiscal 2002 from $12.4 million for the first six months of fiscal 2001. These decreases were primarily due to additional gross margins from the increase in revenues plus reduced research and development spending related to the completion of the EPEX(TM) and RADEX(TM) direct-to-digital general radiography systems and a reduction in other operating expenses as a result of our cost-saving initiatives enacted last summer.

     Mini C-Arm Imaging. The mini c-arm business reported operating income of $1.2 million and $1.7 million for the three and six months ended March 30, 2002, respectively, compared to operating income of $165,000 and $108,000 for the same periods in fiscal 2001. These improvements were primarily attributable to an overall reduction in manufacturing costs and operating expenses in connection with the assimilation of the Fluoroscan product line into the corporate headquarters located in Bedford, Massachusetts.

     General Radiography. As previously discussed, we have closed the manufacturing facility of the Hologic Systems Division and relocated certain of its product lines and sales and service support personnel to our corporate headquarters. This business reported operating losses of $400,000 for the current quarter and $1.8 million for the same period last year. For the first six months ended March 30, 2002, the operating loss was $2.8 million compared to an operating loss of $3.3 million for the first six months of fiscal 2001. The decrease in operating losses are primarily due to the elimination of costs in the current period related to the facility closure.

Acquired In-Process Technology

     As part of the Trex Medical purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that technology assets and assembled workforce had value. At the acquisition date, Trex Medical was conducting design, development, engineering and testing activities associated with the completion of several research and development projects related to its mammography and general radiography lines of business. As part of our exit strategy for the conventional general radiography business, we have terminated the development projects and efforts for the general radiography line of business. We will not incur any further expenditures related to these projects.

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

     As of March 30, 2002 our expenditures incurred and estimates to complete our acquired in-process projects related to the mammography business were consistent with our initial expectations other than the delays mentioned above. If we are not successful in implementing our projects, we may be unable to realize the remaining value assigned to this in-process technology. In addition, the remaining value of the other acquired intangible assets associated with this technology may also become impaired.

Liquidity and Capital Resources

     At March 30, 2002 we had approximately $78.2 million of working capital. At that date our cash and cash equivalents totaled $26.2 million. Our cash and cash equivalents balance increased approximately $13.5 million since September 29, 2001 primarily due to the net proceeds from our common stock offering in December 2001 partially offset by the use of cash in operating activities. Our cash used in operating activities included net income of $2.9 million for the first six months of fiscal 2002 plus changes in our current assets and liabilities, that were partially offset by non-cash charges for depreciation and amortization of $3.9 million and a $1.7 million decrease in long term deferred income taxes. Cash used in operations due to changes in our current assets and liabilities included a decrease in accounts payable of $8.0 million, an increase in prepaid expenses and other current assets of $6.5 million and a decrease in accrued expenses of $2.7 million. The increase in prepaid expenses and the decrease in accrued expenses and deferred income taxes were primarily due to the recording of income tax refunds of approximately $5.8 million due to the effect of the Economic Stimulus Bill and, to a lesser extent, other tax refunds totaling $2.5 million. The decrease in accounts payable was primarily due to the timing of payments.

     In the first six months of fiscal 2002, we used approximately $750,000 of cash in investing activities. This use of cash was primarily attributable to purchases of property and equipment of $2.2 million, which consisted primarily of corporate wide computer and information systems equipment and building improvements at the Delaware facility.

     In the first half of fiscal 2002, financing activities provided us with $24.9 million of cash. These cash flows included approximately $24.8 million, net of offering expenses, from the sale of 3,000,000 shares of our common stock and proceeds from the issuance of common stock pursuant to options and employee stock purchase plan of $2.5 million partially offset by $1.7 million of repayments of our European line of credit.

     As of March 30, 2002 we had short term borrowings, including the current portion of our long term obligations, of $800,000 and long term notes payable totaling $27.7 million. The short term borrowings consisted of $300,000 borrowed under our European line of credit and approximately $500,000 representing the current portion of our long term notes payable. The long term notes payable consisted of the $25.0 million note payable for the Trex Medical acquisition, the $1.6 million borrowed from Foothill Capital Corporation as the long term portion of our term loan under our credit facility, and the $1.1 million balance due on the note to Fleet Business Credit, LLC.

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

     As a result of the passing of the Economic Stimulus Bill on March 9, 2002 and other tax refund opportunities, the Company is expecting to receive $8.3 million before the end of fiscal 2002. These cash refunds were recorded as an income tax receivable in the March 30, 2002 balance sheet.

     We financed some sales to Latin America over a two-to-three year time-frame. At March 30, 2002, we had total accounts receivable outstanding of approximately $2.7 million relating to these sales, of which approximately $140,000 were long-term and included in other assets. As of March 30, 2002, we had not experienced any significant write-offs of these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

     In connection with our acquisition of the U.S. assets of Trex Medical, we assumed liability for a lawsuit filed by Fischer Imaging against Trex Medical alleging that the Lorad prone biopsy system infringes upon two Fischer Imaging patents, subject to indemnification from Trex Medical and its parent, Thermo Electron Corporation, for any damages and related costs, including attorneys' fees, up to our adjusted purchase price for the Trex Medical assets. In connection with this arrangement, Trex Medical is continuing to defend this lawsuit. In November and December 2001, Fischer Imaging filed lawsuits against us in the United States, Germany and France in connection with sales of this product. The lawsuits filed by Fischer Imaging seek to enjoin Trex Medical, us and our German distributor from further violation of Fischer Imaging's patents and damages including, in the United States, damages of up to three times the amount found or assessed and attorneys' fees. Trex Medical and Thermo Electron have agreed to indemnify us, and to defend these lawsuits on the same basis as the previously existing lawsuit. If we or Trex Medical are unsuccessful in defending these lawsuits, we may be prohibited from manufacturing and selling the existing prone breast biopsy system without a license from Fischer Imaging and Fischer Imaging could be awarded significant damages. If required, a license from Fischer Imaging to manufacture or sell the existing prone breast biopsy system may not be available or may not be available on commercially reasonable terms. Moreover, if Fischer Imaging were awarded damages, indemnification from Trex Medical and Thermo Electron, if any, may be insufficient to cover the award. A significant award above the indemnification amount actually received could harm our business and prospects.

     In April 2002, we began an implementation project for an integrated enterprise wide software application. We expect to incur costs of approximately $2.5 million over the next year in connection with this implementation. These costs include hardware, software and consulting services. The total cost is currently being capitalized and upon completion will be amortized over its expected useful life.

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

     Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a line of credit at the Europe Interbank Offered Rate and under a term loan agreement at prime plus 1.25%. At March 30, 2002, our outstanding borrowings under the European line of credit and the term loan were approximately $300,000 and $1.6 million, respectively.

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

Item 2.  Changes in Securities and Use of Proceeds.
         None.

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Stockholders on February 25, 2002. At the meeting, a total of 12,993,803 shares or 69% of the Common Stock issued and outstanding as of the record date, were represented in person or by proxy. Set forth below is a brief description of each matter voted upon at the meetings and the voting results with respect to each matter.

         1. A proposal to elect the following seven persons to serve as members of the Company's Board of Directors for the ensuing year and until their successors are duly elected:

              Name                 For              Withheld        Abstain
         --------------         ---------          ----------      ---------
         John W. Cumming        12,129,676           864,127           0
         Irwin Jacobs           12,909,189            84,614           0
         Glenn P. Muir          12,130,880           862,923           0
         William A. Peck        12,966,848            26,955           0
         Gerald Segel           12,956,874            36,929           0
         Jay A. Stein           12,131,676           862,127           0
         Elaine Ullian          11,573,545         1,420,258           0

         2. A proposal to ratify the appointment of Arthur Andersen, LLP as independent public accountants of the Company.

         For:  12,504,834    Against:  459,200      Abstain:  29,769

Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits furnished:
               None.

         (b)   Reports on Form 8-K:
               Form 8-K filed on January 3, 2002 relating to the closing of our public offering.

                         HOLOGIC, INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Hologic, Inc.
                                        (Registrant)

May 14, 2002                  /s/ John W. Cumming
------------                  ------------------------
Date                          John W. Cumming
                              President and Chief Executive Officer

May 14, 2002                  /s/ Glenn P. Muir
------------                  ------------------------
Date                          Glenn P. Muir
                              Executive Vice President, Finance and Treasurer
                              (Principal Financial Officer)