Form 10-Q
period 2002-06-29
HOLOGIC INC
filed 2002-08-13
CIK 859737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 29, 2002
                                    -------------

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

As of August 8, 2002 19,448,246 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                         HOLOGIC, INC. AND SUBSIDIARIES

                                      INDEX

                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheets
           June 29, 2002 and September 29, 2001.........................   3

           Consolidated Statements of Operations
           Three Months and Nine Months Ended June 29, 2002
           and June 30, 2001............................................   4

           Consolidated Statements of Cash Flows
           Nine Months Ended June 29, 2002
           and June 30, 2001............................................   5

           Notes to Consolidated Financial Statements...................   6


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  11


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....  20


PART II - OTHER INFORMATION.............................................  21


SIGNATURES..............................................................  22

                         HOLOGIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except per share data)


                                     ASSETS
                                                                    June 29,       September 29,
                                                                      2002             2001
                                                                    --------       ------------
CURRENT ASSETS:
  Cash and cash equivalents ....................................   $ 31,936          $ 12,754
  Accounts receivable, less reserves of $4,889 and
    $4,668, respectively .......................................     38,923            42,227
  Inventories ..................................................     39,149            39,285
  Prepaid expenses and other current assets ....................      9,599             5,309
                                                                   --------          --------
    Total current assets .......................................    119,607            99,575
                                                                   --------          --------

PROPERTY AND EQUIPMENT, at cost:
  Land .........................................................     12,203            12,203
  Buildings and improvements ...................................     37,026            36,556
  Equipment ....................................................     26,176            23,191
  Furniture and fixtures .......................................      3,647             3,678
  Leasehold improvements .......................................        880             1,571
                                                                   --------          --------
                                                                     79,932            77,199
   Less: Accumulated depreciation and amortization .............     19,583            17,143
                                                                   --------          --------
                                                                     60,349            60,056
                                                                   --------          --------
INTANGIBLE ASSETS:
  Patented technology, net of accumulated amortization of
    $4,388 and $3,402, respectively ............................      2,782             3,741
  Developed technology and know-how, net of accumulated
    amortization of $1,631 and $991, respectively ..............      7,476             8,160
  Goodwill .....................................................      5,989             5,989
                                                                   --------          --------
                                                                     16,247            17,890
                                                                   --------          --------
Deferred income taxes...........................................     14,816            16,516
Other assets, net ..............................................        991             1,082
                                                                   --------          --------
    Total assets ...............................................   $212,010          $195,119
                                                                   ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                    June 29,        September 29,
                                                                      2002              2001
                                                                    --------        -------------
CURRENT LIABILITIES:
  Line of credit ...............................................   $     --          $  1,998
  Current portion of note payable ..............................        480               485
  Accounts payable .............................................      9,628            18,152
  Accrued expenses .............................................     20,153            25,507
  Deferred revenue .............................................      8,960             8,754
                                                                   --------          --------
    Total current liabilities ..................................     39,221            54,896
                                                                   --------          --------

Notes payable, net of current portion ..........................    27,532            28,416
                                                                   --------          --------

Commitments and Contingencies (Note 9)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value-
    Authorized - 1,623 shares
    Issued - None ..............................................         --                --
  Common stock, $.01 par value-
    Authorized - 30,000 shares
    Issued - 19,402 and 15,672 shares, respectively ............        194               157
  Capital in excess of par value ...............................    141,055           111,300
  Retained earnings ............................................      6,315             2,971
  Cumulative translation adjustment ............................     (1,843)           (2,157)
  Treasury stock, at cost, 45 shares ...........................       (464)             (464)
                                                                   --------          --------
    Total stockholders' equity .................................    145,257           111,807
                                                                   --------          --------
    Total liabilities and stockholders' equity .................   $212,010          $195,119
                                                                   ========          ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                   Three Months Ended            Nine Months Ended
                                                  ----------------------       --------------------
                                                  June 29,      June 30,       June 29,    June 30,
                                                    2002          2001           2002        2001
                                                  --------      --------       --------    --------
Revenues:
 Product sales .................................  $47,496       $42,714       $139,292     $130,716
 Other revenue .................................      141         2,224          1,555        2,514
                                                  -------       -------       --------     --------
                                                   47,637        44,938        140,847      133,230
                                                  -------       -------       --------     --------
Costs and Expenses:
 Cost of product sales .........................   29,489        26,290         87,003       86,842
 Research and development ......................    4,859         5,536         14,909       17,986
 Selling and marketing .........................    7,463         8,532         20,920       26,904
 General and administrative ....................    4,789         4,336         15,047       15,341
 Restructuring and nonrecurring costs ..........       --           710          2,070          710
                                                  -------       -------       --------     --------
                                                   46,600        45,404        139,949      147,783
                                                  -------       -------       --------     --------
    Income (loss) from operations ..............    1,037          (466)           898      (14,553)

 Interest income                                      142           258            400          854

 Interest/other expense ........................     (687)         (908)        (2,296)      (2,073)
                                                  -------       -------       --------     --------
    Income (loss) before
    provision (benefit) for income taxes .......      492        (1,116)          (998)     (15,772)

Provision (Benefit) for Income Taxes ...........       --            97         (4,342)         151
                                                  -------       -------       --------     --------
    Net income (loss) ..........................  $   492       $(1,213)      $  3,344     $(15,923)
                                                  =======       =======       ========     ========
Net Income (Loss) per Common and
Common Equivalent Share:
    Basic earnings per share ...................  $   .03       $  (.08)      $    .18     $  (1.03)
                                                  =======       =======       ========     ========
    Diluted earnings per share .................  $   .02       $  (.08)      $    .18     $  (1.03)
                                                  =======       =======       ========     ========
Weighted Average Number of
Common Shares Outstanding ......................   19,257        15,476         18,091       15,443
                                                  =======       =======       ========     ========
Weighted Average Number of Dilutive
Potential Common Shares Outstanding ............   20,454        15,476         18,902       15,443
                                                  =======       =======       ========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         HOLOGIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                          Nine Months Ended
                                                                                      ------------------------
                                                                                      June 29,        June 30,
                                                                                        2002            2001
                                                                                      --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...........................................................        $ 3,344        $(15,923)
  Adjustments to reconcile net income (loss) to net cash used in operating activities-
     Depreciation and amortization ............................................          5,842           6,483
     Deferred income taxes ....................................................          1,700              --
     Reversal of previously recorded Trex reserves ............................             --          (2,143)
     Compensation expense related to issuance of common stock .................             --             166
     Changes in assets and liabilities-
         Accounts receivable ..................................................          3,305           9,406
         Inventories ..........................................................            135            (513)
         Prepaid expenses and other current assets ............................         (4,290)           (277)
         Accounts payable .....................................................         (8,521)           (948)
         Accrued expenses .....................................................         (4,552)         (4,243)
         Deferred revenue .....................................................            205          (2,668)
                                                                                       -------        --------
          Net cash used in operating activities ...............................         (2,832)        (10,660)
                                                                                       -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from settlement of Trex purchase price .............................             --             932
  Purchases of property and equipment .........................................         (4,495)         (2,693)
  Increase in other assets ....................................................            128              21
                                                                                       -------        --------
          Net cash used in investing activities ...............................         (4,367)         (1,740)
                                                                                       -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) borrowings  under line of credit ...............................         (1,998)          1,204
  Repayments of note payable ..................................................           (890)             --
  Net proceeds from sale of common stock ......................................         24,780              --
  Issuance of common stock pursuant to options and employee stock
   purchase plan ..............................................................          4,209             320
                                                                                       -------        --------
          Net cash provided by financing activities ...........................         26,101           1,524
                                                                                       -------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .......................................            280               6
                                                                                       -------        --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                      19,182         (10,870)
CASH AND CASH EQUIVALENTS, beginning of period ................................         12,754          22,778
                                                                                       -------        --------
CASH AND CASH EQUIVALENTS, end of period ......................................        $31,936        $ 11,908
                                                                                       =======        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes ................................        $    99        $     42
                                                                                       =======        ========
  Cash paid during the period for interest ....................................        $ 1,707        $     52
                                                                                       =======        ========

SUPPLEMENTAL SCHEDULE OF NON-CASH ITEMS:
  Issuance of note payable to Fleet Business Credit Corp.
    for litigation settlement .................................................        $    --        $  1,550
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

                         HOLOGIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)

(1)  Basis of Presentation

     The consolidated financial statements of Hologic, Inc. (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 29, 2001, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 12, 2001.

     The consolidated balance sheet as of June 29, 2002, the consolidated statements of operations for the three months and nine months ended June 29, 2002 and June 30, 2001 and the consolidated statements of cash flows for the nine months ended June 29, 2002 and June 30, 2001, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the three and nine months ended June 29, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 28, 2002. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

(2)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                 June 29,      September 29,
                                                   2002            2001
                                                 -------       -------------

Raw materials and work-in-process .............. $27,479          $27,421
Finished goods .................................  11,670           11,864
                                                 -------          -------
                                                 $39,149          $39,285
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

(4)  Net Income (Loss) Per Share

     A reconciliation of basic and dilutive share amounts are as follows:


                                                                 Three Months Ended          Nine Months Ended
                                                              -----------------------      ---------------------
                                                              June 29,       June 30,      June 29,     June 30,
                                                                2002           2001          2002         2001
                                                              --------       --------      --------     ---------
Weighted average common shares outstanding ..................  19,257         15,476        18,091        15,443
 Common stock equivalents outstanding
    pursuant to the treasury stock method ...................   1,197             --           811            --
                                                               ------         ------        ------        ------
Weighted average number of common and dilutive
    potential common shares outstanding .....................  20,454         15,476        18,902        15,443
                                                               ======         ======        ======        ======


     Anti-dilutive shares of 214 and 531 for the three and nine months ended June 29, 2002, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding. Dilutive weighted average shares outstanding for the three and nine months ended June 30, 2001 do not include 3,445 common-equivalent shares as their effect would have been antidilutive due to the Company's net loss position for these periods.

(5)  Concentration of Credit Risk

     The Company utilizes a distributor in the United States for certain product lines. The distributor had amounts due to the Company of approximately $8,182 as of June 29, 2002 and $6,969 as of September 29, 2001, respectively. This distributor accounted for approximately 20% and 21% of revenues for the three months ended June 29, 2002 and June 30, 2001, respectively; and approximately 18% and 16% of revenues for the first nine months of fiscal 2002 and fiscal 2001, respectively. There were no other customers with balances greater than 10% of accounts receivable as of June 29, 2002 or September 29, 2001 or customers with greater than 10% of the Company's revenues for the first three or nine months of fiscal 2002 or fiscal 2001.

     The Company finances certain sales to Latin America over a two-to-three year time-frame. At June 29, 2002, the Company had total accounts receivable outstanding of approximately $2,530 relating to these sales, of which $78 were long-term and included in other assets. As of June 29, 2002, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

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

     A reconciliation of comprehensive income (loss) is as follows:


                                                      Three Months Ended          Nine Months Ended
                                                   ----------------------       ---------------------
                                                   June 29,       June 30,      June 29,     June 30,
                                                     2002           2001          2002         2001
                                                   --------       --------      --------     --------
Net income (loss) as reported ...................   $ 492         $(1,213)       $3,344      $(15,923)
Foreign currency translation adjustment .........     491             (79)          315          (110)
                                                    -----         -------        ------      --------
Comprehensive income (loss) .....................   $ 983         $(1,292)       $3,659      $(16,033)
                                                    =====         =======        ======      ========

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

     During the first quarter of fiscal 2002, the Company announced the finalization of an exit strategy for the Hologic Systems Division. As part of this exit strategy, the Company closed its conventional general radiography manufacturing facility in Littleton, Massachusetts, and relocated certain of its product lines and sales and support personnel to the corporate headquarters in Bedford, Massachusetts. The Company accrued costs of approximately $3,500 related to the closing as part of the final Trex Medical purchase price allocation in the fourth quarter of fiscal 2001. These costs included amounts for lease abandonment, as well as for the write-off of certain fixed assets and accounts receivable. The Company commenced the closure of the Littleton manufacturing facility in the first quarter of fiscal 2002 and completed the closure in January 2002. The Company also incurred a restructuring charge of approximately $806 in the first quarter of fiscal 2002 primarily comprised of severance costs related to the termination of 85 employees at the Littleton facility. In addition, the Company incurred severance costs of approximately $561 and $208 in connection with the closure of the Company's direct sales and service office in Paris, France and the continued reduction of Lorad's workforce, respectively. The severance charges related to the workforce reductions of 5 persons in France and 20 persons at Lorad and were across all functional areas.

     In the second quarter of fiscal 2002, the Company incurred additional severance costs of approximately $495 primarily comprised of severance costs in connection with the reduction of the Company's workforce in the United States and Europe by 13 persons across all functional areas.

     The following table summarizes the restructuring activity for the nine months ended June 29, 2002:

      Balance at             Charged to                            Balance at
  September 29, 2001     Costs and Expenses     Payments          June 29, 2002
 -------------------     ------------------     --------          -------------
         $784                 $2,070            $(2,226)             $628

(8)  Business Segments and Geographic Information

     As a result of the Company's decision to close its Hologic Systems Division manufacturing facility in Littleton, Massachusetts, the Company has presented the conventional General Radiography business as a separate segment from Mammography. Prior periods have been restated to conform to this presentation. Segment information for the three months and nine months ended June 29, 2002 and June 30, 2001 is as follows:


                                    Three Months Ended               Nine Months Ended
                                  ----------------------          -----------------------
                                  June 29,      June 30,           June 29,      June 30,
                                    2002          2001               2002          2001
                                  --------     ---------           --------      --------
Total revenues-
Bone Assessment                   $15,808      $17,410             $ 47,331      $ 47,901
Mammography                        19,174       13,471               54,265        43,979
Digital Imaging                     6,333        3,574               17,190         8,509
Mini C-Arm Imaging                  4,787        3,302               12,843        10,974
General Radiography                 1,535        7,181                9,218        21,867
                                  -------      -------             --------      --------
                                  $47,637      $44,938             $140,847      $133,230
                                  =======      =======             ========      ========



                                         Three Months Ended           Nine Months Ended
                                       ----------------------      -----------------------
                                       June 29,      June 30,       June 29,      June 30,
                                         2002          2001           2002          2001
                                       --------     ---------       --------      --------
Operating income (loss)-
Bone Assessment                       $   984        $ 3,797        $ 4,711      $  6,322
Mammography                             1,306          1,032          3,282            34
Digital Imaging                        (2,563)        (4,588)        (7,316)      (16,993)
Mini C-Arm Imaging                        976           (135)         2,688           (27)
General Radiography                       334           (572)        (2,467)       (3,889)
                                      -------        -------        -------      --------
                                      $ 1,037        $  (466)       $   898      $(14,553)
                                      =======        =======        =======      ========
Depreciation and amortization-
Bone Assessment                       $   957        $   786        $ 2,661      $  2,379
Mammography                               571            453          1,792         2,516
Digital Imaging                           404            356          1,241         1,059
Mini C-Arm Imaging                         57             34            148           173
General Radiography                        --             99             --           356
                                      -------        -------        -------      --------
                                      $ 1,989        $ 1,729        $ 5,842      $  6,483
                                      =======        =======        =======      ========
Capital expenditures-
Bone Assessment                       $   885        $   299        $ 1,605      $    891
Mammography                               522            280          1,309           986
Digital Imaging                           774             47          1,417           660
Mini C-Arm Imaging                         77             --            164           183
General Radiography                        --             47             --           (27)
                                      -------        -------        -------      --------
                                      $ 2,258        $   673        $ 4,495      $  2,693
                                      =======        =======        =======      ========




                                 June 29,     September 29,
                                   2002           2001
                                 --------     -------------
Identifiable assets-
Bone Assessment                 $150,840        $117,796
Mammography                       49,377          50,811
Digital Imaging                   (3,515)          1,108
Mini C-Arm Imaging                15,308          15,402
General Radiography                   --          10,002
                                --------        --------
                                $212,010        $195,119
                                ========        ========

     Export sales from the United States to unaffiliated customers primarily in Europe, Asia and Latin America during the three months and nine months ended June 29, 2002 totaled approximately $7,534 and $22,836, respectively; and for the three months and nine months ended June 30, 2001 totaled approximately $8,091 and $29,400, respectively.

     Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

     Export product sales as a percentage of total product sales are as follows:

                                 Three Months Ended       Nine Months Ended
                                --------------------     -------------------
                                June 29,    June 30,     June 29,   June 30,
                                  2002        2001         2002       2001
                                --------   ---------     --------   --------

         Europe                   10%         11%          10%         14%
         Asia                      6           9            8           8
         All others                3           4            3           7
                                 ---         ---          ---         ---
                                  19%         24%          21%         29%
                                 ===         ===          ===         ===

(9)  Litigation

     In connection with the acquisition of the U.S. assets of Trex Medical, the Company assumed liability for a lawsuit filed by Fischer Imaging against Trex Medical alleging that the Lorad prone biopsy system infringes upon two Fischer Imaging patents, subject to indemnification from Trex Medical and its parent, Thermo Electron Corporation, for any damages and related costs, including attorneys' fees, up to the adjusted purchase price for the Trex Medical assets. In June 2002, Trex Medical and Fischer Imaging reached a settlement in this lawsuit. Under the settlement, Fischer Imaging has dismissed all actions against the Company, the Company retains the right to continue to sell this product, and the Company is not required to pay any damages or ongoing royalties.

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

     Unaudited pro forma net income (loss) and earnings (loss) per share for the Company, assuming the adoption of Statement 142 occurred on October 1, 2000 are as follows:


                                             Three Months Ended         Nine Months Ended
                                            ----------------------     ----------------------
                                            June 29,      June 30,     June 29,      June 30,
                                              2002          2001        2002          2001
                                            --------     ---------     --------    ----------
Reported net income (loss)                     $492      $(1,213)       $3,344     $(15,923)
Add back: Goodwill amortization                  --          (24)           --          490
                                               ----      -------        ------     --------
Adjusted net income (loss)                     $492      $(1,237)       $3,344     $(15,433)
                                               ====      =======        ======     ========

Basic earnings per share:
Reported net income (loss)                     $.03      $  (.08)       $  .18       $(1.03)
Goodwill amortization                            --           --           --           .03
                                               ----      -------        ------       ------
Adjusted net income (loss)                     $.03      $  (.08)       $  .18       $(1.00)
                                               ====      =======        ======       ======

Diluted earning per share:
Reported net income (loss)                     $.02      $  (.08)       $  .18       $(1.03)
Goodwill amortization                            --           --            --          .03
                                               ----      -------        ------       ------
Adjusted net income (loss)                     $.02      $  (.08)       $  .18       $(1.00)
                                               ====      =======        ======       ======


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

     When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based on a change in events and circumstances discussed above, we measure any impairment based on the projected undiscounted cash flow method. Net intangible assets and goodwill amounted to $16.3 million as of June 29, 2002, consisting of $13.5 million related to Mammography business, $2.7 million related to the Bone Assessment Business and $100 related to the Digital Imaging Business.

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

     In connection with a fee-per-scan program with a leasing company for certain products, we entered into a remarketing agreement whereby we agreed to perform certain remarketing activities on a best efforts basis. We agreed to perform these activities to help recover any losses incurred by the leasing company up to 10% of the total fee-per-scan contracts funded. The leasing company purchased all such products covered under these contracts from us. We had reserved for potential losses under these contracts by deferring revenue in an amount equal to 10%. During fiscal 1999, we and the leasing company commenced claims against each other regarding this program. On August 9, 2001, we reached an agreement with the leasing company to settle the litigation between the parties. Under the terms of the $3,050 settlement, we made a cash payment of $1,500 and issued a note payable to the leasing company for $1,550 payable in full on August 10, 2004 and bearing interest at a rate of prime (6.0% at September 29, 2001) plus 1%. As of June 29, 2002, there was approximately $1.0 million outstanding on this note.

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

RESULTS OF OPERATIONS

     This report contains forward-looking information that involves risks and uncertainties, including statements about our and our management's plans, objectives, expectations, beliefs and intentions. Actual results may be materially different than those anticipated in these forward-looking statements. Factors that could cause actual results to materially differ include known and unknown risks, including, without limitation, the early stage of market development for digital X-ray products, our ability to predict accurately the demand for our products and to develop strategies to address our markets successfully; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays; the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; risks relating to our reliance on a single source of supply for some key components of our products; the need to comply with especially high standards in the manufacture of digital X-ray products; risks related to ongoing litigation; our ability to meet ongoing financial covenants under our line of credit; technical innovations that could render products marketed or under development by us obsolete; competition; reimbursement policies for the use of our products; market acceptance of drug therapies for osteoporosis. Other factors that could adversely affect our business and prospects are described in our reports and registration statements filed with the Securities and Exchange Commission. Our results of operations have and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including those set forth above. We expressly disclaim any obligation or undertaking, except as required by law, to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

     Revenues. Product sales for the third quarter of fiscal 2002 increased 11% to $47.5 million from $42.7 million for the third quarter of fiscal 2001. Product sales for the current nine month period increased 7% to $139.3 million from $130.7 million for the first nine months of fiscal 2001. These increases were primarily due to an increase in revenues from sales of our mammography, digital imaging, mini c-arm and bone assessment products. Partially offsetting these increases was a decrease in revenues from our conventional general radiography business. In the third quarter of fiscal 2002, we completed the process of phasing-out the unprofitable conventional general radiography product line we acquired from Trex Medical.

     Other revenues decreased for the current three month period by 94% or $2.1 million due to recognizing the remaining deferred revenue in connection with the settlement of the litigation with Fleet Business Credit Corp. in fiscal 2001. The decrease for the current nine month period of $1.0 million was due to the licenses of certain digital imaging software and mammography patented technology which was less than the revenue recognized from the Fleet settlement in the third quarter of fiscal 2001.

     Revenues in our mammography business increased approximately 42% to $19.2 million for the third quarter of fiscal 2002 from $13.5 million for the corresponding three month period in fiscal 2001 and increased 23% to $54.3 million for the nine months ended June 29, 2002 from $44.0 million for the same period in fiscal 2001. These increases were primarily due to an increase in the number of mammography systems sold in the United States partially offset by fewer systems sold internationally.

     Digital imaging revenues increased 77% to $6.3 million in the third quarter of fiscal 2002 compared to revenues of $3.6 million in the third quarter of fiscal 2001 and increased 102% to $17.2 million for the first nine months of fiscal 2002 compared to $8.5 million for the comparable period in fiscal 2001. These increases were primarily due to an increase in the number of digital systems sold in the United States and to a lesser extent, an increase in the number of systems sold internationally.

     Mini c-arm revenues increased 45% to $4.8 million in the current quarter of fiscal 2002 from $3.3 million for the same period last year and increased 17% for the current nine month period to $12.8 million from $11.0 million for the first nine months of fiscal 2001. These increases were primarily due to an increase in the number of systems sold domestically.

     Bone assessment revenues decreased 9% to $15.8 million in the third quarter of fiscal 2002 from $17.4 million for the same period last year due to the $2.1 million of deferred revenue recognized in fiscal 2001 from the Fleet settlement which was partially offset from an increase in product revenues due to higher average selling prices. These revenues for the first nine months of fiscal 2002 decreased 1% to $47.3 million from $47.9 million for the comparable nine month period in fiscal 2001 primarily due to an increase in the number of systems sold in the United States which partially offset the revenue from the Fleet settlement recognized last year.

     Conventional radiography revenues decreased 78% to $1.5 million in the third quarter of fiscal 2002 from $7.2 million in the same quarter of fiscal 2001 and decreased 58% to $9.2 million for the first nine months of fiscal 2002 from $21.3 million for the same period in fiscal 2001. These decreases were primarily due to our decision to phase-out our unprofitable conventional general radiography product line.

     In the first nine months of fiscal 2002, approximately 79% of product sales were generated in the United States, 10% in Europe and 11% in other international markets. In the first nine months of fiscal 2001, approximately 71% of product sales were generated in the United States, 14% in Europe and 15% in other international markets.

     We expect that foreign sales in the current fiscal year will continue to account for a substantial portion of product sales. Continued economic and currency related uncertainty in a number of foreign countries, especially in Asia and Latin America, could reduce our future sales to these markets and impact collections on previous sales.

        Cost of Product Sales. The cost of product sales remained constant as a percentage of product sales at 62% for the third quarters of fiscal 2002 and fiscal 2001. The cost of product sales decreased as a percentage of product sales to 62% in the current nine month period from 66% in the first nine months of fiscal 2001. Fiscal 2001 cost of product sales includes a $2.0 million reduction of expenses related to the final purchase price adjustment of the Trex Medical acquisition and the settlement of the Fleet litigation. Absent these reductions, cost of product sales would have been 66% and 68% for the three and nine month periods ended June 30, 2001, respectively. These costs decreased as a percentage of product sales primarily due to improved gross margins recognized on the mammography and digital imaging products as a result of a significant increase in revenues and cost savings initiatives enacted in the summer of 2001. The increased volume has improved the absorption of manufacturing overhead at both facilities. DRC continues to have significant fixed manufacturing costs and is operating significantly below manufacturing capacity. However, margins on these products were positive in both the second and third quarters of fiscal 2002 compared to negative margins for prior periods. Our gross margins also improved as a result of the decrease in sales of conventional general radiography products which generally have lower margins. Partially offsetting these improvements was an increase in these costs related to the Bone Assessment business due to additional personnel and other costs in our field service area. Included in the cost of product sales for Lorad mammography products in the first quarter of fiscal 2001 was approximately $800,000 for the impact of the fair market write-up of acquired inventory on equipment sold.

         Research and Development Expenses. Research and development expenses decreased 12% to $4.9 million (10% of total revenues) in the current quarter from $5.5 million (12% of total revenues) in the third quarter of fiscal 2001. For the current nine month period, these costs decreased 17% to $14.9 million (11% of total revenues) from $18.0 million (13% of total revenues) for the first nine months of fiscal 2001. These decreases were primarily due to a decrease in research and development spending and personnel primarily related to our cost-saving initiatives enacted in the summer of 2001. In addition, approximately $1.6 million and $1.2 million of these expenses in the third quarter of fiscal 2002 and 2001, respectively, and approximately $4.3 million and $4.2 million of these expenses in the first nine months of fiscal 2002 and 2001, respectively, related to the development of new digital mammography and radiography systems detectors at DRC.

         Selling and Marketing Expenses. Selling and marketing expenses decreased 13% to $7.5 million (16% of product sales) in the current quarter from $8.5 million (20% of product sales) in the third quarter of fiscal 2001. For the current nine month period, selling and marketing expenses decreased 22% to $20.9 million (15% of product sales) from $26.9 million (21% of product sales) for the first nine months of fiscal 2001. These decreases were primarily due to our reduction in personnel relating to our cost-saving initiatives enacted during the summer of 2001.

         General and Administrative Expenses. General and administrative expenses increased 10% to $4.8 million (10% of total revenues) in the current quarter from $4.3 million (10% of total revenues) in the third quarter of fiscal 2001. During the first nine months of fiscal 2002, general and administrative expenses decreased 2% to $15.0 million (11% of total revenues) from $15.3 million (12% of total revenues) in the first nine months of fiscal 2001. For the three and nine months ended June 30, 2001, these expenses included a reduction of approximately $1.0 million related to the final purchase price adjustment of the Trex acquisition. Absent this reduction, these decreases were primarily due to our reduction in personnel and other cost-savings initiatives enacted during the summer of 2001 and, to a lesser extent, the elimination of the legal expenses as a result of the settlement with Fleet Business Credit, LLC in August, 2001. In addition, in connection with our early adoption of SFAS 142, (see Note 11) we eliminated approximately $180,000 and $540,000 of goodwill amortization expense in the current quarter and nine month periods, respectively.

         Restructuring and Nonrecurring Costs. Restructuring costs in the first and second quarters of fiscal 2002 were primarily the result of our continuing efforts to streamline operations and eliminate unprofitable product lines. Nonrecurring and restructuring charges in the third quarter and nine month periods of fiscal 2001 included $500,000 related to the move of our Fluoroscan operations to our corporate headquarters and severance charges at Lorad of $200,000.

         Interest Income. Interest income decreased to $142,000 in the current quarter from $258,000 in the third quarter of fiscal 2001 and decreased to $400,000 in the current nine month period from $854,000 in the comparable period in fiscal 2001. These decreases were primarily due to reduced interest rates on our investments.

         Interest / Other Expense. In the third quarters of fiscal 2002 and 2001, we incurred interest and other expenses of approximately $687,000 and $908,000, respectively. For the first nine months of fiscal 2002 and 2001, we incurred interest and other expense of approximately $2.3 million and $2.1 million, respectively. In the current fiscal year, these expenses included interest costs of approximately $720,000 per quarter on the $25 million note payable issued in connection with the Trex Medical acquisition, and to a lesser extent, foreign currency transaction gains and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure. In the first nine months of fiscal 2001, these expenses were primarily due to the interest costs on the Trex Medical note payable which was partially offset by insurance proceeds received in excess of cost related to storm damage at Fluoroscan in fiscal 2000.

         Provision (Benefit) for Income Taxes. For the current nine month period, the Company has recorded a tax benefit of $4.5 million as a result of the passing of the President's Economic Stimulus Bill. This bill includes an extension of the net operating loss carry back for losses incurred in tax years 2001 and 2002. Accordingly, the benefit reflects our ability to carry back our net operating losses to previous years to obtain a refund. In fiscal 2001, the effective tax rate reflected the establishment of a valuation allowance for the tax benefit associated with the losses in those periods.

Segment Results of Operations

         As a result of our decision to close the Hologic Systems Division manufacturing facility, we have moved the General Radiography business from the Mammography/General Radiography segment into a separate segment. Prior periods have been restated to conform to this presentation. Our businesses are reported as five segments: bone assessment; mammography; digital imaging; mini c-arm imaging; and general radiography. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We measure segment performance based on total revenues and operating income or loss. Revenues from each of these segments are described above. The discussion that follows is a summary analysis of the primary changes in operating income or loss by segment.

         Bone Assessment. Reported operating income for bone assessment was $984,000 and $4.7 million for the three and nine months ended June 29, 2002, respectively, compared to operating income of $3.8 million and $6.3 million for the same periods in fiscal 2001. The three and nine month periods of fiscal 2001 include $2.6 million of additional revenues and decreased expenses as a result of the Fleet litigation settlement. Absent the effect of this settlement, the improvement in operating income for this business segment for the first nine months of fiscal 2002 was primarily due to an overall reduction in operating expenses as a result of our cost-savings initiatives enacted during last summer. The slight decrease in operating income in the current quarter, absent the effect of the Fleet settlement, as compared with the third quarter of fiscal 2001 was primarily due to an increase in field service and training related expenses including added headcount which was offset by an overall reduction in operating expenses from last years cost-saving initiatives.

         Mammography. Reported operating income for this business segment in the third quarter of fiscal 2002 improved to $1.3 million from $1.0 million in the corresponding quarter of fiscal 2001. For the nine months ended June 29, 2002, operating income was $3.3 million compared to $34,000 for the first nine months of fiscal

2001. The fiscal 2001 results for the third quarter and nine month period for the Mammography business segment included expense reductions of approximately $2.0 million related to the final purchase price adjustment for the Trex acquisition. The significant improvements in operating income in the current three and nine month periods, excluding these expense reductions in fiscal 2001, were primarily due to additional gross margins from the increase in revenues and a reduction in manufacturing cost and operating expenses as a result of our cost-saving initiatives enacted during the summer of 2001 and, to a lesser extent, to a non-recurring charge of $800,000 in the first quarter of fiscal 2001 to product cost of sales for the fair market write-up of acquired inventory.

         Digital Imaging. The digital imaging business reported a 44% decrease in loss from operations to $2.6 million in the current quarter from $4.6 million in the third quarter of fiscal 2001. The operating loss decreased 57% to $7.3 million for the first nine months of fiscal 2002 from $17.0 million for the first nine months of fiscal 2001. These decreases were primarily due to additional gross margins from the increase in revenues plus reduced research and development spending related to the completion of the EPEX(TM) and RADEX(TM) direct-to-digital general radiography systems and a reduction in other operating expenses as a result of our cost-saving initiatives enacted last summer.

         Mini C-Arm Imaging. The mini c-arm business reported operating income of $1.0 million and $2.7 million for the three and nine months ended June 29, 2002, respectively, compared to an operating loss of $136,000 and $26,000 for the same periods in fiscal 2001. These improvements were primarily attributable to an overall reduction in manufacturing costs and operating expenses in connection with the assimilation of the Fluoroscan product line into the corporate headquarters located in Bedford, Massachusetts.

         General Radiography. As previously discussed, we have closed the manufacturing facility of the Hologic Systems Division and relocated certain of its product lines and sales and service support personnel to our corporate headquarters. This business reported operating income of $334,000 for the current quarter and an operating loss of $571,000 for the same period last year. For the first nine months ended June 29, 2002, the operating loss was $2.5 million compared to an operating loss of $3.9 million for the first nine months of fiscal 2001. The decrease in operating losses are primarily due to the elimination of costs in the current period related to the facility closure.

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

         As of June 29, 2002 our expenditures incurred and estimates to complete our acquired in-process projects related to the mammography business were consistent with our initial expectations other than the delays mentioned above. If we are not successful in implementing our projects, we may be unable to realize the remaining value assigned to this in-process technology. In addition, the remaining value of the other acquired intangible assets associated with this technology may also become impaired.

Liquidity and Capital Resources

         At June 29, 2002 we had approximately $80.4 million of working capital. At that date our cash and cash equivalents totaled $31.9 million. Our cash and cash equivalents balance increased approximately $19.2 million since September 29, 2001 primarily due to the net proceeds from our common stock offering in December 2001, partially offset by the use of cash for purchases of property and equipment and in operating activities. Our cash used in operating activities included net income of $3.3 million for the first nine months of fiscal 2002 plus changes in our current assets and liabilities that were partially offset by non-cash charges for depreciation and amortization of $5.8 million and a $1.7 million decrease in long term deferred income taxes. Cash used in operations due to changes in our current assets and liabilities included a decrease in accounts payable of $8.5 million, a decrease in accrued expenses of $4.6 million, and an increase in prepaid expenses and other current assets of $4.3 million. These uses of cash were partially offset by a decrease of $3.3 million in accounts receivable. The increase in prepaid expenses and the decrease in accrued expenses and deferred income taxes were primarily due to the recording of income tax refunds of approximately $5.8 million due to the effect of the Economic Stimulus Bill and, to a lesser extent, other tax refunds totaling $2.5 million. The decrease in accounts receivable was primarily due to improved collections and the decrease in accounts payable was primarily due to the timing of payments.

         In the first nine months of fiscal 2002, we used approximately $4.4 million of cash in investing activities. This use of cash was primarily attributable to purchases of property and equipment of $4.5 million, which consisted primarily of corporate wide computer information software and systems equipment and building improvements at the Delaware facility.

         In the first nine months of fiscal 2002, financing activities provided us with $26.1 million of cash. These cash flows included approximately $24.8 million, net of offering expenses, from the sale of 3,000,000 shares of our common stock and proceeds from the issuance of common stock pursuant to options and employee stock purchase plan of $4.2 million partially offset by $2.9 million of repayments of our European line of credit and our term loan with Foothill Capital Corp.

         As of June 29, 2002 we had short term borrowings, including the current portion of our long term obligations, of $480,000 and long term notes payable totaling $27.5 million. The short term borrowings represent the current portion of our long term notes payable. The long term notes payable consisted of the $25.0 million note payable for the Trex Medical acquisition, the $1.5 million borrowed from Foothill Capital Corporation as the long term portion of our term loan under our credit facility, and the $1.0 million balance due on the note to Fleet Business Credit, LLC.

         We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (3.79% at September 29, 2001) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At June 29, 2002, there were no outstanding borrowings under this line.

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

         As a result of the passing of the Economic Stimulus Bill in March 2002 and other tax refund opportunities, the Company received $1.6 million during the current quarter and was expecting to receive an additional $6.7 million before the end of fiscal 2002. These uncollected cash refunds were recorded as an income tax receivable in the June 29, 2002 balance sheet. In July, the Company received $6.0 million of this receivable and expects the remaining balance of $700,000 before the end of fiscal 2002.

         We financed some sales to Latin America over a two-to-three year time-frame. At June 29, 2002, we had total accounts receivable outstanding of approximately $2.5 million relating to these sales, of which approximately $78,000 were long-term and included in other assets. As of June 29, 2002, we had not experienced any significant write-offs of these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

         In connection with our acquisition of the U.S. assets of Trex Medical, we assumed liability for a lawsuit filed by Fischer Imaging against Trex Medical alleging that the Lorad prone biopsy system infringes upon two Fischer Imaging patents, subject to indemnification from Trex Medical and its parent, Thermo Electron Corporation, for any damages and related costs, including attorneys' fees, up to our adjusted purchase price for the Trex Medical assets. In June 2002, Trex Medical and Fischer Imaging reached a settlement in this lawsuit. Under the settlement, Fischer Imaging has dismissed all actions against us, we have retained the right to continue to sell this product, and we are not required to pay any damages or ongoing royalties.

         In April 2002, we began an implementation project for an integrated enterprise wide software application. We expect to incur costs of approximately $2.5 million over the next year in connection with this implementation. These costs include hardware, software and consulting services. Most of the cost is currently being capitalized and upon completion will be amortized over its expected useful life.

         The following table summarizes our contractual obligations and commitments as of June 29, 2002:

                                                     Payments Due by Period
                                                         (in thousands)
Contractual Obligations               Total     Less than 1 year    1-3 years    4-5 years
-----------------------              -------    ----------------    ---------    ---------
Long Term Debt                       $28,012         $  480          $27,532       $ --
Operating Leases                     $ 4,679         $1,931          $ 2,214       $534
                                     -------         ------          -------       ----

Total Contractual Cash Obligations   $32,691         $2,411          $29,746       $534
                                     =======         ======          =======       ====

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

         Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a line of credit at the Europe Interbank Offered Rate and under a term loan agreement at prime plus 1.25%. At June 29, 2002, we had no outstanding borrowings under the European line of credit and approximately $1.5 million outstanding borrowings under the term loan with Foothill Capital Corporation.

         Substantially all of our sales outside the United States are conducted in U.S. dollar denominated transactions. We operate two European subsidiaries which incur expenses denominated in local currencies. However, we believe that these operating expenses will not have a material adverse effect on our business, results of operations or financial condition.

                           PART II - OTHER INFORMATION

                         HOLOGIC, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

The following sets forth developments in previously disclosed legal proceedings that occurred during the second quarter of fiscal 2002. There were no other material developments in legal proceedings during the quarter.

On April 2, 1992, Fischer Imaging filed a lawsuit in the United States District Court, District of Colorado, against Trex Medical, alleging that Lorad's prone breast biopsy system infringes a Fischer Imaging patent on a precision mammographic needle-biopsy system. On April 7, 1998, Fischer Imaging filed a second lawsuit in the United States District Court, District of Colorado, against Trex Medical, alleging that Lorad's manufacture of breast-imaging equipment and breast biopsy system equipment infringes on a second Fischer Imaging patent which was issued April 7, 1998. These two lawsuits were consolidated into a single lawsuit. The lawsuit sought to enjoin further violation of Fischer Imaging's patents, unspecified damages of up to three times the amount found or assessed, and attorneys' fees. In connection with our Trex Medical acquisition, we assumed liability for this lawsuit subject to indemnification from Trex Medical and its parent, Thermo Electron Corporation, for any damages, including attorneys' fees, up to our adjusted purchase price for the Trex Medical assets.

In June 2002, Trex Medical and Fischer Imaging reached a settlement in this lawsuit. Under the settlement, Fischer Imaging has dismissed all actions against us, we have retained the right to continue to sell this product, and we are not required to pay any damages or ongoing royalties.

Item 2.  Changes in Securities and Use of Proceeds.
         None.

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits furnished:
              Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K:
              A Form 8-K was filed on June 27, 2002 regarding Hologic's announcement that its Board of Directors, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP who had previously acted as Hologic's independent auditor. Hologic engaged Ernst & Young LLP as its new independent auditors to audit the financial statements of Hologic for the fiscal year ending September 28, 2002, as well as to perform a timely review of its third quarter results for fiscal 2002.

                         HOLOGIC, INC. AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Hologic, Inc.
                                  (Registrant)

August 13, 2002            /s/    John W. Cumming
---------------            -----------------------------------------------------
Date                              John W. Cumming
                                  President and Chief Executive Officer

August 13, 2002            /s/    Glenn P. Muir
---------------            -----------------------------------------------------
Date                             Glenn P. Muir
                                 Executive Vice President, Finance and Treasurer (Principal Financial Officer)