Form 10-K
period 2002-09-28
HOLOGIC INC
filed 2002-12-24
CIK 859737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended:  September 28, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____ to _____

Commission File Number:     0-18281

                                  HOLOGIC, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                          04-2902449
  (State or Other Jurisdiction of                           (IRS Employer
   Incorporation or Organization)                         Identification No.)

                  35 Crosby Drive, Bedford, Massachusetts 01730
          (Address of Principal Executive Offices, Including Zip Code)

                                 (781) 999-7300
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
                                                 NONE

Securities registered pursuant to Section 12(g) of the Act:
                                                 Common Stock, $.01 par value
                                                 Rights to Purchase Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of December 17, 2002 was $245,643,481 based on the price of the last reported sale on the Nasdaq National Market System on that date.

As of December 17, 2002 there were 19,557,602 shares of the registrant's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the registrant's annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended September 28, 2002 (Part
III: Items 10, 11, 12 and 13)

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

  .  our goal to increase revenues and profitability;

  .  our goal of expanding our market positions;

  .  the development of new competitive technologies and products;

  .  regulatory approval and clearances for our products;

  .  production schedules for our products;

  .  market acceptance of new products;

  .  the anticipated growth of our markets;

  . the anticipated performance of, and the benefits we expect to receive from, our products;

  .  business strategies;

  .  dependence on significant suppliers;

  . dependence on significant distributors and customers and strategic alliances;

  . compliance with covenants contained in credit facilities and long terms leases;

  .  general economic conditions;

  .  the impact of our cost-savings initiatives; and

  .  our financial condition or results of operations.

     In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 7 below as well as those discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements.

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

     We are a leading developer, manufacturer and supplier of diagnostic and medical imaging systems primarily serving the healthcare needs of women. We focus our resources on developing systems and subsystems offering superior image quality and diagnostic accuracy, which has enabled us to capture significant market shares and customer loyalty, despite the presence of large competitors. Our core women's healthcare business units are focused on bone densitometry, mammography and breast biopsy and on developing a direct-to-digital X-ray mammography system. Our bone densitometry product line and our Lorad line of mammography systems are premier brands in their markets. In addition, we develop, manufacture and supply other X-ray-based imaging systems, such as general purpose direct-to-digital X-ray equipment and mini C-arm imaging products. Our customers are hospitals, imaging clinics and private practices and include many of the leading healthcare organizations in the world. Our customers are also major pharmaceutical companies who use our products in conducting clinical trials.

     We were founded on and remain committed to the principle of applying superior technology to medical imaging challenges. We achieved our first market and technology position shortly after the first commercial shipment of our initial product targeting bone densitometry in 1987. Our patented technology remains a leading bone densitometry assessment tool, offering superior, cost-effective accuracy and reliability. Starting in 1996, we embarked on an acquisition program intended to expand and diversify our business. In 1996 we acquired Fluoroscan Imaging Systems, a market leader for low intensity, real-time mini C-arm X-ray imaging devices that address the trend towards minimally invasive surgery. We have long identified mammography as an attractive growth opportunity where superior imaging technology could significantly improve diagnosis. With this goal in mind, in June 1999, we acquired Direct Radiography Corp., or DRC, from Sterling Diagnostics and have continued to invest in the development of their direct-to-digital X-ray technology, DirectRay, targeting mammography as well as general radiography applications. While we originally intended to internally develop mammography systems based on DirectRay, in September 2000 we significantly expedited our entry into the mammography market by acquiring the U.S. assets of Trex Medical Corporation, which included the Lorad product line of mammography and minimally invasive breast biopsy systems used to detect breast cancer. We estimate that we have sold over 10,000 mammography systems worldwide and our products are known within the industry for superior image quality and technological innovation. We successfully integrated our DirectRay technology into the Lorad mammography product line and offer both digital upgrades to our existing installed base and new digital systems to potential customers.

     As a result of these acquisitions and our commitment to develop digital radiography, particularly for mammography systems, we generated losses in fiscal 1999, 2000 and 2001. In August 2001, we implemented an extensive restructuring plan focused on returning to profitability and strengthening our competitive position in the women's health and emerging digital imaging markets. This restructuring plan included a company-wide cost savings initiative, which resulted in annual cost savings in excess of $11 million. Cost savings initiatives included a reduction of the workforce, reduction of operating expenses in each of our business units and the phase-out of non-core and unprofitable units. The second element of our restructuring plan focused on long-term revenue growth through new marketing programs, expanded distribution channels, and development of strategic business relationships. In January 2002, we officially closed our conventional X-ray equipment manufacturing facility located in Littleton, Massachusetts, which was acquired through our acquisition of the U.S. assets of Trex Medical. This business incurred significant losses during fiscal 2001. We relocated some of the Littleton product lines, and sales and service support personnel to our corporate headquarters in Bedford, Massachusetts. Since the beginning of fiscal 2001 through the end of fiscal 2002, we reduced our workforce by approximately 25%.

     We returned the Company to profitability in the second quarter of fiscal 2002. We are continuing to focus on expanding our market position in bone densitometry and mammography, and leading the field of digital mammography. To that end, in October 2002, we received final approval from the FDA to commence marketing activities with respect to our Lorad Selenia full field digital mammography system. We are continuing to evaluate new marketing programs which are designed to expand market share in our core markets and to assess new distribution channels for our product portfolio and pursuing business relationships that would allow us to further leverage our state-of-the-art technology base.

     We were incorporated in Massachusetts in October 1985 and reincorporated in Delaware in March 1990. Unless the context otherwise requires, references to us, Hologic or our company refer to Hologic, Inc. and each of its consolidated subsidiaries. We view our operations and manage our business in five principal operating segments: osteoporosis assessment products, mammography products, direct-to-digital imaging products, mini C-arm imaging products and conventional general radiography products. We have provided financial information concerning these segments in Note 11 of the Notes to our Consolidated Financial Statements included in this report.

     The Hologic logo is one of our service marks. ACCLAIM, Affinity, CADfx, Delphi, Direct Radiography, DirectRay, Discovery, DXA, Elite, EPEX, EPEX ER, EPEX Symphony, Express BMD, Express Exam, FAST, FAST Paddle, Fluoroscan, HiBrite, HTC, Image Pro, IVA, Ideas to Images, LORAD, M-IV, MultiCare, Officemate, Omniflex, One Pass, Premier, Premier Encore, Picturing Life, Profile, QDR, RADEX, Sahara, Selenia, Smart Paddle System and StereoLoc are trademarks or registered trademarks of Hologic or Hologic subsidiaries in the United States and other countries.

OUR MARKETS AND PRODUCTS

     Our core women's healthcare business units are focused on bone densitometry, mammography and breast biopsy and developing a direct-to-digital X-ray mammography system. In addition, we develop, manufacture and supply general purpose direct-to-digital X-ray equipment, and other X-ray based imaging systems, such as C-arm imaging products.

     OSTEOPOROSIS ASSESSMENT PRODUCTS

     OVERVIEW

     Bone densitometry is the precise measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures, often of the spine and hip. In February 2002, the National Osteoporosis Foundation estimated that osteoporosis is a major public health threat for almost 44 million Americans, the majority of whom are women. Each year osteoporosis contributes to more than 1.5 million new hip, spine and other fractures. The National Osteoporosis Foundation estimated that the national direct expenditures for osteoporotic and associated fractures were $17 billion in 2001 and that the cost is rising. A significant boost for our osteoporosis assessment business was the 1995 introduction of drug therapies to treat and prevent osteoporosis. We believe that the introduction of new drug therapies, the aging of the population, and an increased focus on women's health issues and preventive medical practices has created a growing awareness among patients and physicians that osteoporosis is treatable. As a result, more women than ever are seeking osteoporosis assessment for osteoporosis. We believe that the demand for our bone densitometry systems will continue to be driven by an increase in the number of available therapies to treat osteoporosis, the increase in the at-risk population, and broader reimbursement coverage for bone density testing. In fiscal 2002, we shipped more than 750 dual-energy X-ray bone densitometry systems worldwide.

     We introduced our first product serving the bone densitometry market in 1986, began commercial shipments in 1987, and quickly gained recognition for our superior technology. Our patented dual-energy X-ray technology remains a leading bone densitometry assessment tool, offering superior, cost-effective accuracy and reliability. In 1999, we introduced our next-generation densitometer, Delphi, which incorporates our patented fan beam imaging technology and Instant Vertebral Assessment, or IVA, technology. These dual technologies enable physicians to measure bone density and visually assess vertebral status in a clinical setting. The ability to conduct these two diagnostic procedures with one system enables doctors to cost-effectively improve fracture risk assessment and to capture greater reimbursement fees. In May 2001, we received the 2001 Frost & Sullivan Technology Innovation Award in the osteoporosis diagnostics market, given for technical superiority within the industry.

     In fiscal 2002, our Delphi systems represented approximately 72% of our revenue from shipments of X-ray bone densitometry systems. Over 1,000 Delphi systems have been installed to date. In addition to sales of new Delphi systems, we also offer upgrade opportunities to purchasers of many of our earlier generation systems in order to incorporate the technology advantages of Delphi.

     In December of 2002, we introduced our next generation of bone densitometers, the Discovery QDR Series. Discovery reduces bone density scan times by 67%, providing bone density and vertebral imaging scans in just 10 seconds. In addition, Discovery provides automation and connectivity features to maximize patient throughput and integrate with electronic information systems. We expect to phase-out the Delphi product line in fiscal 2003 and replace it with the Discovery QDR Series.

     PRODUCTS

     Our osteoporosis assessment products include a family of QDR X-ray bone densitometers and the Sahara Clinical Bone Sonometer, a low-cost ultrasound device that assesses the bone density of the heel.

     QDR X-Ray Bone Densitometers. Since our first commercial shipment of a QDR system in October 1987, we have sold more than 9,000 QDR systems. We believe that advantages of our QDR systems include high precision, low patient radiation exposure equivalent to 1/10th of a conventional chest X-ray, a relatively fast scanning time, low operating cost, and the ability to measure bone density of the most important fracture sites, the spine and hip. Our studies and those of independent investigators have demonstrated that the systems can detect a change in spine bone density with a precision error of less than 1%.

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

     We have invested substantial resources in developing operating and applications software for our systems. The software includes calibration software, automated scan and analysis programs for each scan site, and a patient data base manager. In 2001 and 2002 we introduced a series of software tools for remote softcopy interpretation and electronic reporting of test results. Electronic reporting is a critical feature for any medical imaging device, as medical providers move towards paperless storage and reporting systems.

     In November 1999, we introduced our Delphi QDR Series bone densitometer. Delphi was the first bone densitometer to offer physicians the ability to simultaneously assess two of the strongest risk factors for osteoporotic fracture: existing fractures of the spine and low bone density. Using high-resolution fan beam X-ray imaging technology, Delphi's IVA technology enables clinicians to perform a rapid, low-dose evaluation of the spine in a single office visit during a routine bone densitometry exam. The high-resolution, single-energy images obtained with IVA visually reveal spinal fractures, which substantially increase the risk of future fracture, and thereby affect a clinician's therapeutic decisions. Prior to the introduction of Delphi, spine fractures were rarely evaluated in clinical osteoporosis assessment, primarily due to the inconvenience and high radiation dose associated with obtaining conventional X-ray films. Delphi with IVA provides a simple, point of care tool for vertebral assessment, with only 1% of the radiation dose of standard radiographic assessment. The combination of bone mineral density assessment and spine fracture assessment improves the clinician's ability to accurately target therapy to those who can benefit most. Delphi systems are modular in design, allowing customers to add features and capabilities, while protecting their investment in equipment and patient data. Delphi is available in four different configurations, the C and W models and the more advanced A and SL models.

     In December of 2002, we introduced our Discovery QDR Series of bone densitometers. Discovery acquires bone density and vertebral imaging scans in just ten seconds, which we believe provides the most comprehensive assessment of fracture risk in the shortest amount of time. Discovery's CADfx feature automates the classification of spine fractures, and our Express Exam feature completely automates the patient examination procedure. Discovery also offers workflow and connectivity enhancements, including complete electronic integration with hospital information systems. We expect that the Discovery will replace the Delphi product line, which we plan to phase-out during fiscal 2003.

     An important feature of the Discovery and Delphi A and SL systems is their ability to perform lateral, side-to-side scans of the lower spine, without turning the patient on her side, in addition to back-to-front measurements. The A and SL systems are capable of producing high quality images of the spine, lateral spine, hip and other skeletal sites. A motorized rotating scan arm allows for multiple scan views without patient repositioning. By using either of the A or SL systems, high-quality lateral images of the entire spine can be obtained in as little as ten seconds.

     We also continue to offer our customers two versions of the ACCLAIM QDR Series bone densitometer: the QDR 4500W and the QDR 4500C. These systems do not offer the instant vertebral assessment capability offered by the Delphi and Discovery systems, but can be field upgraded to add this capability.

     Our QDR 4000 pencil beam bone densitometer combines the reliability and economy of our DXA bone densitometers with a unique package of value-added applications that provide physicians with bone density measurements of the hip, spine and forearm. The QDR 4000 is targeted at the price-sensitive segment of the market.

     Ultrasound. In addition to our QDR X-ray bone densitometers, we have developed and sell a dry ultrasound bone analyzer, called Sahara, that assesses the bone density of the heel. Clinical trials of ultrasound systems have indicated a significant association of low ultrasonic bone measurements of the heel and the risk of fracture. At the time of our introduction of the Sahara, other ultrasound bone analyzers required the patient to place her foot in water. The use of water requires cumbersome plumbing and cleaning mechanisms to be incorporated into the system; our dry Sahara avoids the need for these mechanisms. Advantages of ultrasound examination are the complete absence of radiation and the small size and low cost of the equipment. In addition, since ultrasound devices do not use X-rays in making their measurements, they do not require X-ray licensed or registered operators. However, because ultrasound bone measurements currently are not as precise as X-ray and other measurements, they are less reliable for monitoring of small changes in bone density or for assessing the response to therapies. In addition, they are generally limited to measurements at peripheral skeletal sites, not the more important spine or hip fracture sites. We believe that our Sahara ultrasound system represents a relatively low cost, portable, easy-to-use, non-ionizing measurement technique to assist in the initial diagnosis of osteoporosis. Since our introduction of the Sahara, over 3,000 Sahara systems have been installed worldwide.

     MAMMOGRAPHY AND OTHER BREAST CANCER DETECTION PRODUCTS

     OVERVIEW

     According to the American Cancer Society, breast cancer is the second most common cancer among women, and more than 203,000 new cases of invasive breast cancer are expected to occur among women in the United States during 2002. Breast cancer ranks as the second leading cause of cancer-related deaths among women, causing an estimated 40,000 deaths in 2002. A leading industry analyst estimates that the mammography imaging equipment market was expected to be greater than $300 million in 2002, and anticipates that it may grow to $567 million by 2007. When we acquired the U.S. assets of Trex Medical in September 2000, we immediately gained a significant market share in the mammography and breast biopsy systems market and a leading market share in the high-end segment of the mammography systems market in which we primarily compete. In fiscal 2002, we shipped more than 800 mammography systems worldwide.

     PRODUCTS

     Our LORAD division offers a broad line of breast imaging products, including the Selenia full field digital mammography system, a series of screen-film mammography systems and a range of breast biopsy systems. The Selenia, which received U.S. FDA marketing approval in October of 2002, is currently the only marketed full field digital mammography system utilizing direct conversion technology. This technology is based on our proprietary, amorphous selenium DirectRay digital detector, which preserves image sharpness by directly converting X-rays to electronic signal. Currently our highest-end LORAD screen-film mammography system, the M-IV Platinum, is considered a technology leader in the mammography marketplace. The M-IV Platinum incorporates our High Transmission Cellular, (HTC) Grid, recognized by Frost & Sullivan in connection with LORAD's receipt of the 2001 Frost & Sullivan Technology Innovation Award, as one of the most effective contrast improvements in 20 years of breast imaging. The patented HTC technology reduces X-ray scatter in two dimensions, delivering superior contrast and resolution without an increase in radiation dose.

We also began full commercial production of our mid-tier system, the LORAD Affinity, which can also be configured with our HTC technology. The LORAD Affinity is a high-performance screen-film mammography system specifically developed to fill a market need for a cost-effective product, with performance characteristics similar to high-end systems. The Affinity replaced our previous mid-tier system, the LORAD Elite, which is no longer manufactured by LORAD.

     We also offer two minimally invasive breast biopsy systems, the MultiCare prone stereotactic breast biopsy system and the StereoLoc II upright system. These systems provide an alternative to open surgical biopsy, which is sometimes performed under general anesthesia in the outpatient department of a hospital. Minimally invasive biopsies are most often performed in a physician's office or a breast imaging center on an outpatient basis under local anesthesia. Stereotactic biopsies are less expensive than open surgical biopsies and cause less tissue trauma. The following is a more detailed description of the products sold by our LORAD Division.

     Selenia Full Field Digital Mammography System

     . LORAD Selenia. The Selenia, which utilizes our DirectRay amorphous selenium flat-panel detector, is the industry's first FDA approved digital mammography system based on direct conversion technology. Direct conversion technology uses amorphous selenium to directly convert X-rays to electronic signals, without first converting them to light, a step required in systems using indirect conversion detectors. This direct conversion process completely eliminates light diffusion and preserves image sharpness, for exceptional digital images.

       The Selenia has a number of other features which improve image quality, enhance patient comfort, and streamline patient throughput. For example, the system's detector size of 24 x 29 cm, the largest in the industry, accommodates almost all breast sizes with a single exposure. In addition, our award-winning HTC Grid, which is integrated into the digital detector, significantly reduces radiation scatter and allows geometric magnification views and our shifting Smart Paddle System permits all views, including MLOs, to be taken without changing compression paddles.

       The Selenia system facilitates efficient viewing and interpretation by physicians and provides multiple image manipulation options through the use and analysis of electronic and hard copy film printouts and the system's computer workstation. The system is configured to interface with a sophisticated image management system to handle routing, archival, and retrieval of studies.

     Screen-Film Mammography Systems

     . LORAD M-IV Series, includes the LORAD M-IV and the M-IV Platinum. The
       LORAD M-IV was introduced in 1996. Since that introduction, more than 3,600 units have been sold. Features of the LORAD M-IV include a bi-angular X-ray tube, dual filter capability, auto filter mode, three-cell AEC sensor, fully automatic collimation and isocentric C-arm rotation. Image quality can be further improved through use of the HTC Grid and Fully Automatic Self-adjusting Tilt (FAST) Paddle, which are standard features of the M-IV Platinum and optional components on the M-IV. Other features of the LORAD M-IV Series include improved patient management through streamlined patient scheduling, integrated auto film identification, ands optional bar code reader. The LORAD M-IV has also been designed to be upgradeable to our Selenia full field digital mammography system.

     . LORAD Affinity. We began full commercial production of the Affinity in late 2002. The Lorad Affinity is a screen-film mammography system developed to fill a market need for a cost-effective, high performance mammography product. The Affinity can be used with other LORAD innovations to improve mammographic image quality, including our HTC and FAST Paddle technology.

     Stereotactic Breast Biopsy Systems

     We provide clinicians with the flexibility of choosing from either upright or prone systems for breast biopsy. Our minimally invasive breast biopsy systems provide an alternative to open surgical biopsy, which is generally performed under general anesthesia.

     We offer the StereoLoc II upright biopsy system, which is used in conjunction with our M-IV series of screen-film mammography systems. In addition, for physicians that perform a significant number of biopsies, we offer a dedicated, prone biopsy system called the LORAD MultiCare Breast Biopsy System (formerly called the StereoGuide). Both systems can be used with our digital "spot" mammography system, which enables a doctor to position the sampling device at the site of the suspicious lesion. When performing a biopsy with any of our systems, a doctor has a choice of tissue-sampling devices, which are not manufactured by us.

     DIGITAL MAMMOGRAPHY MARKET

     We expect digital technology to provide important benefits to mammography. In addition to speed and convenience, digital technology and high-resolution detector plates have the potential for greater image accuracy than conventional films, a critical factor in mammography. While digital mammography systems are presently several times more expensive than conventional systems, we believe they can provide long-term savings as they eliminate the recurring film and processing costs, reduce the cost of image storage, and have the potential to increase patient throughput.

     We believe that our Selenia full field direct-to-digital mammography system positions us to expand our share of the mammography market. With the potential for improved imaging and higher patient throughput of our direct-to-digital amorphous selenium technology, we believe our LORAD mammography systems will offer women one of the most advanced tools available for early detection of breast cancer.

     General Electric Medical Systems and Fischer Imaging received FDA approval to commercialize their own indirect conversion digital mammography systems in January 2000 and September 2001, respectively. We believe that growth of the digital mammography market will accelerate as product offerings improve image quality over existing systems.

     We believe our Selenia system provides excellent image quality, and offers women one of the most advanced tools available for early detection of breast cancer. The Selenia system is offered to our existing customer base through upgrades or replacement systems, or as stand-alone purchases. We estimate that we have sold over 10,000 mammography systems worldwide. We are also seeking to expand our market beyond our historic customer base with expansion of our sales force or co-distribution arrangements. To this end, in 2002 we entered into a strategic alliance with Siemens AG focused on the development of direct-to-digital mammography systems. Under our agreements with Siemens, Siemens agreed to exclusively purchase from us its digital panel requirements for its full field digital mammography system during the five year term of the agreement and we licensed advanced image processing and display software from an affiliate of Siemens. Through this alliance we have combined our proprietary amorphous selenium direct-to-digital technology with Siemens' proprietary software to create a dedicated physician's workstation and bring to market a direct-to-digital mammography system. In connection with these agreements with Siemens, we also agreed to support Siemens in its efforts to release its digital mammography system to the market.

     We also entered into a letter of intent with the Agfa-Gevaert Group whereby Hologic would manufacture for Agfa, under a private label, a digital mammography system utilizing our patented direct-to-digital amorphous selenium technology. The launch of this manufacturing agreement is subject to several conditions, including the negotiation and execution of definitive agreements, which we expect will occur over the next several months. We cannot assure that any definitive agreement with Agfa will be reached.

     DIRECT-TO-DIGITAL IMAGING PRODUCTS

     OVERVIEW

     We have made a strategic commitment to digital radiography. We believe that the advantages of digital radiography over conventional film technology and newer computed radiology technology creates a market with significant growth potential in general and in our core mammography systems market in particular.

     Within the examination room, digital radiography systems provide the opportunity for more expedient patient exam flow, fewer repeat exams and increased room utilization. Because digital radiography systems capture and convert X-ray images into a digital format within seconds of exposure, the technologist can quickly preview the digitized image for quality assurance prior to completion of a patient's examination. The digitized image can then be transmitted electronically for reviewing on a diagnostic workstation, printing on film or electronic storage.

     The wide dynamic range inherent in most digital images allows a radiologist to adjust the image electronically at a workstation to optimize the desired anatomy view and gain more diagnostic information compared to traditional film screen technology.

     For healthcare providers, the benefits of digital radiography systems stem from fast and efficient production of diagnostic quality images. We believe digital radiography systems offer improved patient care, increased staff and equipment productivity, and the potential to attract a greater number of referral patients and physicians. In spite of their high acquisition cost, digital radiography systems can be cost effective in the long-term when considering increased throughput, savings in film-related expenses, image storage and transfer costs as well as the benefits of enhanced diagnostic convenience.

     A significant factor in the medical market's acceptance of digital technology is the current transition within the healthcare industry from conventional X-ray film archiving to Picture, Archive and Communication Systems, known as PACS, to store X-ray images electronically. Although only a limited number of hospitals have adopted the PACS environment to date, we expect this adoption rate to accelerate over the next several years as hospitals realize the value and cost savings of a filmless infrastructure. While not all facilities in which X-ray units are installed will migrate to digital technology, we believe most large facilities will, particularly those in the U.S. where PACS is an important initiative.

     A leading industry analysis firm, estimates that in 2000 there were approximately 300,000 general radiographic X-ray units installed worldwide with a replacement rate of approximately 11,000 systems per year. By 2007, this analysts project that the market for digital general radiography systems will exceed $1.0 billion annually. Digital radiography technology coupled with analyst's predictions that the worldwide X-ray mammography market will double to close to $600 million in five years. We believe we are positioned to benefit from market opportunities in general radiography and mammography.

     Digital radiography X-ray systems can be divided into two classes: those that employ direct methods to convert X-ray energy into an electrical charge and those that use indirect methods. Systems using direct-conversion flat-panel digital detectors, such as our DirectRay flat panel detector, use a semiconductor coating - amorphous selenium (a-Se) - to directly convert X-ray photons into an electrical charge. No intensifying screens or additional processes are required to capture and convert the X-ray energy. Digital radiography systems using indirect conversion detectors employ a two-step process for X-ray detection. Semiconductor coatings, such as cesium iodide or gadolinium oxysulfide, capture X-ray energy and convert it to light. An array of thin-film diodes then converts the light energy to electrical signals. X-ray imaging systems that use light may compromise image sharpness because light scatter can blur the image.

     DirectRay selenium coated detectors developed by our Direct Radiography Corp. subsidiary are particularly well suited for high-quality digital imaging because selenium has high X-ray absorption efficiency, very high intrinsic resolution and low noise. We believe that amorphous selenium technology results in the highest quality digital image across a wide range of general radiographic applications and is particularly valuable for mammography which has high-resolution requirements.

     Amorphous selenium deposition is a well-developed technology. It has been used for decades in photocopiers, in photocells and exposure meters for photographic use, as well as in solar cells. It is also used as a photographic toner and as an additive in the glass and stainless steel industries. With the only commercially available, FDA-cleared, direct-conversion selenium detectors, we believe that our DirectRay technology has the potential to gain industry acceptance as a standard for direct-to-digital conversion technology.

     PRODUCTS

     We currently offer DirectRay digital technology in fully integrated radiographic systems, such as our EPEX and RADEX systems, and as a digital component for original equipment manufacturers (OEMs), to incorporate into their own equipment. Our OEMs include Analogic Corporation, a supplier to Eastman Kodak, for general radiography systems, and Siemens for mammography systems. Additionally, we sell digital detectors to Agfa for non-destructive testing for industrial applications not related to healthcare.

     In 2002, through our subsidiary Direct Radiography Corp. we continued to expand our line of dose-efficient, high-productivity imaging systems empowered by DirectRay technology. Our digital radiography integrated product line offers high quality imaging, ease-of-use, a full range of motion for easy patient positioning in multiple planes, and full DICOM compliance, which is the standard protocol for communicating with a hospital's Picture, Archive and Communication Systems.

     The majority of our digital radiography system sales are in the EPEX family
- one and two detector systems sharing a common overhead X-ray tube subsystem, designed for the full range of general radiography imaging. Our RADEX system is a more basic general radiography system designed to provide flexibility as required by outpatient departments. The division recently launched the EPEX ER, a system particularly well suited for trauma and emergency department imaging. The EPEX line also includes a new two-detector system, the EPEX Symphony, dedicated chest systems with either a floor or ceiling mounted X-ray tube, and the original EPEX fixed table-imaging system. As of the close of our fourth quarter of 2002, we had a record backlog of 31 systems, or greater than $8.0 million, due to increasing orders for our EPEX and RADEX imaging systems.

     MINI C-ARM IMAGING PRODUCTS

     OVERVIEW

     We manufacture and distribute Fluoroscan mini C-arm imaging systems. Mini C-arms provide low intensity, real-time X-ray imaging, with high-resolution images at radiation levels and at a cost well below those of conventional X-ray and fluoroscopic equipment. Mini C-arm systems are used primarily by orthopedic surgeons to perform minimally invasive surgical procedures on a patient's extremities, such as the hand, wrist, knee, foot and ankle.

     PRODUCTS

     Premier. We introduced the Premier mini C-arm system in August 1998. The Premier's .045 mm focal spot X-ray tube, currently the smallest in the mini C-arm industry, provides clear resolution and detailed images on a six-inch field of view. The Premier's mini C-arm is designed to rotate 360 degrees. The Premier also features dual video channels that allow a surgeon to display different views of the anatomy for side-by-side comparison; four image buffer memories for instant recall of previous images; and built-in video and Ethernet connections that allow the user to output images to a printer or workstation, send to or receive from remote work stations, or record, review and archive images using existing Windows NT or hospital PACS.

     At the Radiological Society of North America trade show held in December 2002, Fluoroscan introduced the Premier Encore system. The Premier Encore system streamlines system operation using a touch screen interface, configurable physician preference pre-sets, enhanced DICOM image output, and CD image storage. The Premier Encore system is available with a laser positioning pointer and offers 60 degree monitor rotation for maximum operating room flexibility.

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

     CONVENTIONAL GENERAL RADIOGRAPHY PRODUCTS

     In January 2002 we officially closed our conventional X-ray equipment manufacturing facility in Littleton, Massachusetts and relocated some of the Littleton product lines and sales and service support personnel to our corporate headquarters in Bedford, Massachusetts. This consolidation was part of our previously announced plan to phase-out non-core and unprofitable product lines. In addition to continuing to provide sales and service for our discontinued product lines, we continue to manufacture and supply the following general radiography products:

  .  Omniflex, a ceiling mounted X-ray tube support system

  . Digital Chest Tube Stand, a floor mounted X-ray tube support system for dedicated chest X-ray rooms

MARKETING AND SALES

     In the United States, we sell and service our products through a combination of a direct sales and service force and a network of independent distributors. In early fiscal 2002, we centralized our management of these sales channels for all of our product lines. PSS World Medical, Inc. and its affiliates, our largest distributor network in the United States, accounted for approximately 24% of our product sales for fiscal 2002. In November 2002, PSS sold its Diagnostic Imaging, Inc. subsidiary, which is a distributor of our mammography product line, to Platinum Equity. Diagnostic Imaging, as part of PSS, accounted for approximately 15% of our product sales for fiscal 2002. We do not have a long term agreement with Diagnostic Imaging or PSS obligating them to purchase products from us, or restricting them from purchasing products from our competitors. As of November 30, 2002 our direct sales and service force comprised of over 64 people in sales, support and associated administrative functions. We have recently expanded our direct sales and service efforts for mammography into territories that were previously covered by independent distributors, and we are considering further expanding our direct sales and service coverage in the United States.

     Our United States marketing efforts also include the use of two national account managers which are focused on obtaining purchasing contracts from large purchasing entities, such as managed care organizations and government healthcare facilities. The rise of these large purchasing organizations has significantly altered the way we organize ourselves. We believe that our success in capturing managed care accounts will have a significant impact on our growth. We believe that we have made excellent progress penetrating these key accounts as evidenced by contracts obtained from Consorta, Catholic Resource Partners, Broadlane, Heath Trust Purchasing Group, Novation, Premier, and the U.S. Department of Veterans Affairs.

     We sell our systems in international markets through a network of independent distributors, as well as a direct sales force in the Benelux countries. In fiscal 2002, we restructured our operations in Europe, which included entering into exclusive distribution agreements with Stephanix, one of the leading French manufacturers of medical X-ray equipment, and its affiliate, Radiologia, S.A., the oldest X-ray equipment manufacturer in Spain, for sales of our product lines in France, Spain and Portugal. We offer our broad range of products in Latin America, including Argentina, Brazil and Chile, and into Pacific Rim countries, including Japan, Australia, The Peoples Republic of China, South Korea and Taiwan, by working with local sales representatives and distributors or entering into strategic marketing alliances in those territories. In fiscal 2000, 2001, and 2002 foreign sales accounted for approximately 33%, 28%, and 20% of our product sales, respectively. See Note 11 of Notes to Consolidated Financial Statements for geographical information concerning those sales.

     In fiscal 2002, we entered into a number of agreements which have strengthened the sales and distribution channels for our core product lines, including the following:

       . We entered into a non-exclusive distribution agreement with Siemens Medical Solutions, a unit of Siemens AG, for the sale of our X-ray bone densitometers throughout the United States.

       . We finalized a strategic alliance with Siemens Medical Solutions focused on the advancement of digital mammography technology. During the term of this five-year agreement, Siemens has agreed to purchase its digital panel requirements exclusively from Hologic.

       . We signed a non-binding letter of intent with Afga-Gevaert Group for the joint development of technological advancements in digital mammography. The letter of intent also contemplates reciprocal distribution rights of our Selenia system and Agfa's medical image management system and workstations.

       . We entered into a non-exclusive three-year purchasing agreement, with options to extend for two additional years, with Broadlane Inc., a leader in providing supply chain management services to the healthcare industry, for the sale of bone densitometry systems. Broadlane customers include leading healthcare providers such as Kaiser Permanente, Tenet Healthcare Corporation and Universal Health Services.

       . We were awarded a sole source three-year agreement with Novation, the leading supply chain management company in healthcare, for the purchase and sale of our Fluoroscan line of mini C-arm imaging systems.

       . We have extended our existing non-exclusive agreement with Novation for the sale of LORAD breast imaging systems, including Selenia Full Field Digital Mammography System. Novation and Hologic also have existing non-exclusive agreements in place to cover purchase and sale of Hologic's bone densitometry systems, mini C-arm imaging products, and digital radiographic units.

       . We signed a multi-year non-exclusive agreement with the Department of Veterans Affairs for the purchase and sale of our EPEX and RADEX systems for general radiographic applications, our LORAD line of breast imaging systems, and our Fluoroscan line of mini C-arm systems.

       . We signed a multi-year non-exclusive contract with the Defense Supply Center of Philadelphia (DSCP), which covers inclusion in the Federal Supply Schedule and allows individual buying hospitals access to our entire product line, including our premier bone densitometry systems; EPEX and RADEX digital imaging systems for general radiographic applications; LORAD breast imaging systems for mammography and stereotactic biopsy procedures; and Fluoroscan mini C-arm systems for orthopedic applications.

       . We have extended our existing non-exclusive agreement with HealthTrust Purchasing Group, LP, one of the nation's foremost healthcare group purchasing organizations, for the sale of Lorad mammography systems.

       . We were awarded a three-year dual-source contract with HealthTrust Purchasing Group to cover purchase and sale of our Fluoroscan line of mini C-arm imaging systems, effective January 1, 2002.

       . We entered into a three-year non-exclusive agreement with Novation for purchase and sale of our digital radiographic systems. The agreement became effective January 15, 2002. The agreement covers our EPEX and RADEX direct-to-digital systems for general radiographic applications, and also designates us as one of only two providers of digital chest X-ray systems.

COMPETITION

     The healthcare industry in general, and the market for imaging and osteoporosis assessment products in particular, is highly competitive and characterized by continual change and improvement in technology, and multiple technologies that have been or are under development. A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Many of these competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to hospitals, radiology clients, general purchasing organizations and other potential customers. In addition, many of our competitors and potential competitors are larger and have greater financial resources than we do and offer a range of products broader than our products. Some of the companies with whom we now compete or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. Some of the companies in this industry that have significantly greater resources and product breadth than we do include General Electric Medical Systems (GE), Siemens, Philips and Toshiba. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Moreover, our products could be rendered obsolete by new industry standards or changing technology. We cannot assure that we will be able to compete successfully with existing or new competitors.

     The primary competitor for our osteoporosis assessment products is GE, which manufactures a competing line of dual-energy X-ray and other osteoporosis assessment products to measure bone density of the hip and spine. Other companies have developed competing products as well, including lower priced X-ray based and other systems that assess bone status of peripheral sites, such as the heel, hand or wrist. We believe that competition in the field of dual-energy X-ray bone densitometry is based upon product versatility and features, price, precision, speed of measurement, reputation, cost and ease of operation, product reliability and quality of service. While we are generally not the lowest cost provider of dual-energy X-ray systems, we believe that we have been able to compete effectively because of our advanced technology and product features. We offer our Sahara ultrasound bone analyzer for the more price sensitive segment of the osteoporosis assessment market. We believe that competition in the field of ultrasound systems is based on price, precision, speed of measurement, cost and ease of operation, reputation, product reliability and quality of service. We believe that advantages of our Sahara ultrasound bone analyzer system include the system's dry operation, simple single-button operation, and a compact and self-contained design that does not require the use of a separate computer. We believe that ultrasound systems also compete with dual-energy X-ray systems in the diagnostic market for initial screening of patients. However, we believe that because ultrasound systems can only measure peripheral skeletal sites and do not have the precision of dual-energy X-ray systems, dual-energy X-ray systems will continue to be the predominant means of monitoring bone density for patients being treated for or at high risk for osteoporosis.

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

     Our mammography systems compete with products offered by a number of competitors, including GE, Siemens, Instrumentarium, and Fischer Imaging. GE and Fischer Imaging received FDA approval to commercialize their own indirect conversion digital mammography systems in January 2000 and September 2001, respectively. We received FDA approval for our direct-to-digital mammography system, the Selenia in October 2002. Selenia is currently the only marketed full field digital mammography system utilizing direct conversion technology. While we offer a broad product line of breast imaging products, we compete most effectively in the high-end segment of the mammography market. We attribute this success in large part to our patented HTC technology that enables our products incorporating that technology to deliver high contrast and resolution. We believe that our continued success will depend in part upon our ability to market and sell Selenia. Although the Selenia is priced higher than competing technologies, we believe Selenia provides outstanding performance in aiding physicians in the early detection of breast cancer due to its image quality and dose utilization characteristics. We believe that our mammography products compete primarily on the basis of image quality, product features, cost and ease of operation, price, reputation, product reliability and quality of service. Our minimally invasive breast biopsy systems compete with products offered by GE, Philips and Fischer Imaging and with conventional surgical biopsy procedures. We believe that competition for our mammography and breast biopsy products is based largely on image quality, product features, product reliability and reputation as well as price and service.

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

MANUFACTURING

     We manufacture all of our systems, other than our mammography and breast biopsy systems, at our headquarters in Bedford, Massachusetts. We manufacture our mammography and breast biopsy systems at our manufacturing facilities in Danbury, Connecticut. Manufacturing operations for our systems consist primarily of assembly, test, burn-in and quality control. We purchase a major portion of the parts and peripheral components for these products, and manufacture some subsystems, such as high-voltage X-ray power supply, from raw materials. Parts and materials for these systems are generally readily available from several supply sources. However, we rely on one supplier for the HTC grid, an important component for our more advanced mammography systems. In addition, several key components of our mini C-arm systems are manufactured by only one or a small number of suppliers, including the X-ray tube, image intensifier, video camera and fiberoptic taper.

     We manufacture our direct radiography plates at our manufacturing facility in Newark, Delaware. Our manufacture of DirectRay plates consists primarily of vapor deposition in clean rooms, assembly, test, burn-in and quality control. We rely on one or only a limited number of suppliers for key components or subassemblies for our plates. In particular we have only one source of supply for our transistor plates and only one source of supply for the coating of those plates. The supplier for the plate coating is Analogic Corporation, which is also a customer as well as a potential competitor. The manufacture of our direct radiography detectors is highly complex and requires precise high quality manufacturing that is difficult to achieve. We have experienced difficulties manufacturing these detectors. Changes in design for our direct radiography detectors, including for our mammography detectors, could result and has in the past resulted in unanticipated production problems, such as a high level of defects for the newly designed plates.

     We are seeking to qualify a second supplier for the plate coating to increase our manufacturing capacity, but cannot assure that we will be successful. Obtaining alternative sources of supply of components or systems that are available from only one or a limited number of suppliers could involve significant delays and other costs, and these supplies may not be available to us on reasonable terms, if at all.

BACKLOG

     Our backlog as of November 30, 2002 totaled $40.9 million and as of November 30, 2001 totaled $40.5 million. Backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by the customer. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on enhancing our existing products and developing new products. Our current emphasis is development of plates, the engineering and system design of new end-use digital radiography products, and software improvements for our existing products. This research and development includes refining and continuing LORAD's research on the full field digital mammography system. In addition, in December 2002 we introduced a new generation bone densitometry product line and a further enhanced mini C-arm product. Our research and development personnel also are involved in establishing protocols, monitoring, and interpreting and submitting test data to the FDA and other regulatory agencies to obtain the requisite clearances and approvals for our products. Our research and product development expenses, without consideration of purchased in-process research and development, were approximately $20.4 in fiscal 2002, $23.3 million in fiscal 2001, and $17.2 million in fiscal 2000.

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

     As of November 30, 2002, we have obtained 46 United States patents relating to our densitometry technology, 36 patents relating to our direct radiography technology, four patents relating to our mini C-arm technology, and 20 patents relating to the Lorad mammography business which we acquired from Trex Medical. These patents have expiration dates ranging from 2004 to 2021. In addition, we have applied for an additional 48 U.S. patents on these technologies. Also, we license patents from others on a variety of terms and hold approximately 57 additional U. S. patents acquired from Trex Medical relating to other matters. We have obtained or applied for corresponding patents and patent applications for some of our patents in selected foreign countries.

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

     The premarket approval procedure involves a more complex and lengthy testing and review process by the FDA than the 510(k) premarket notification procedure and often requires at least several years to obtain. We must first obtain an investigational device exemption, known as an IDE, for the product to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will thereafter only grant premarket approval if, after evaluating this clinical data, it finds that the safety and efficacy of the product has been sufficiently demonstrated. This approval may restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time. We received premarket approval of our Selenia full field digital mammography system in October 2002. This premarket approval permits us to begin marketing efforts in the United States and launch our commercialization efforts with respect to this product.

     Our systems are also subject to approval by certain foreign regulatory and safety agencies. Some of our technology is governed by the International Traffic in Arms Regulations of the United States Department of State. As a result, the export of some of our systems to some countries may be limited or prohibited.

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

REIMBURSEMENT

     In the United States, the Centers for Medicare & Medicaid Services (formerly the Health Care Financing Administration), known as CMS, establishes guidelines for the reimbursement of healthcare providers treating Medicare and Medicaid patients. Under current CMS guidelines, varying reimbursement levels have been established for bone density assessment, mammography and other imaging and diagnostic procedures performed by our products. The actual reimbursement amounts are determined by individual state Medicare carriers and, for non-Medicare and Medicaid patients, private insurance carriers. There are often delays between the reimbursement approvals by CMS and by a state Medicare carrier and private insurance carriers. Moreover, states as well as private insurance carriers may choose not to follow the CMS reimbursement guidelines. The use of our products outside the United States are similarly affected by reimbursement policies adopted by foreign regulatory and insurance carriers.

EMPLOYEES

     As of November 30, 2002, we had 729 full-time employees, including 249 in manufacturing operations, 123 in research and development, 262 in marketing, sales and support services, and 95 in finance and administration. In connection with the closure of our Littleton manufacturing facility we eliminated approximately 80 employees. None of our employees are represented by a union.

ITEM 2.   PROPERTIES

     We own and lease the real property identified below. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

     Owned Real Property

     We own a 168,000 square foot research and development, manufacturing and administrative site in Newark, Delaware at which DRC conducts its research and development and plate manufacture. We currently occupy approximately 63,000 square feet of this building, which houses our plate manufacturing facility, including both a class 1 and a class 2 clean room. We lease approximately 45,000 square feet of the facility to Agfa under a lease which expires in April 2005. The remaining space in the facility, approximately 60,000 square feet, is leased to Dade Behring under a lease which expires in July 2010. The property is subject to a mortgage to Foothill Capital Corporation.

     Leased Real Property

     In September 2002, we completed a sale/leaseback transaction for our 200,000 square foot headquarters and manufacturing facility located in Bedford, Massachusetts and our 62,500 square foot LORAD manufacturing facility in Danbury, Connecticut. The new lease for these facilities, including the associated land, has a term of 20 years, with four-five year renewal options. We sublease approximately 20,000 square feet of the Bedford facility to two subtenants, Tech Online and Phonetic Systems, Inc., under leases which expire in May 2005 and July 2003 respectively.

     We lease a 60,000 square feet of office and manufacturing space in Danbury, Connecticut near our LORAD manufacturing facility. This lease expires in November 2006.

     In connection with our acquisition of the U.S. assets of Trex Medical, we also acquired a lease to a 156,000 square foot office and manufacturing facility in Littleton, Massachusetts. We closed the Littleton facility in January 2002 and have negotiated the termination of that lease, effective July 2003.

     We maintain a leased sales and service office in Belgium and a leased support office in France.

ITEM 3.   LEGAL PROCEEDINGS

     We are not a party to any material pending legal proceedings.

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

FISCAL YEAR ENDED SEPTEMBER 29, 2001                         HIGH      LOW

First Quarter                                               $ 7.06   $ 4.66
Second Quarter                                                7.19     4.00
Third Quarter                                                 6.80     4.00
Fourth Quarter                                                6.60     4.62

FISCAL YEAR ENDED SEPTEMBER 28, 2002                         HIGH      LOW

First Quarter                                              $ 11.44   $  4.72
Second Quarter                                               16.60      8.99
Third Quarter                                                18.05     11.92
Fourth Quarter                                               14.24      8.56

     Number of Holders. As of December 17, 2002, there were approximately 1,760 holders of record of our common stock, including multiple beneficial holders at depositaries, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.

     Dividend Policy. We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. In addition, our existing credit facility with Foothill Capital Corporation prohibits us from declaring or paying any dividends.

     Recent Sales of Unregistered Securities. We did not sell unregistered securities during fiscal 2002.

ITEM 6.   SELECTED FINANCIAL DATA.

     In 1999, we acquired Direct Radiography Corp. and in 2000 we acquired the U.S. assets of Trex Medical. The purchase accounting method under APB No. 16 was used for both of these transactions. Included in the fiscal 2000 financial data are acquisition related pre-tax charges of $13.3 million related to the Trex Medical acquisition. Included in the fiscal 2001 financial data are (i) a $2.5 million reduction in expenses as a result of the settlement of the final purchase price and reassessment of reserves from the Trex Medical acquisition,
(ii) the recognition of $2.1 million of other revenue previously deferred and a $500,000 reduction to cost of product sales due to excess warranty reserves related to the settlement of the litigation with Fleet Business Credit, LLC,
(iii) restructuring charges of approximately $1.0 million for severance related expenses resulting from reductions in our workforce and (iv) a $500,000 nonrecurring charge from the relocation of the Fluoroscan mini C-arm manufacturing facility from Illinois to Massachusetts. Included in the fiscal 2002 financial data are restructuring costs of approximately $2.1 million related to closing the conventional general radiography manufacturing facility and to our continued efforts to streamline operations.

                                                                          FISCAL YEARS ENDED
                                               September 26,   September 25,   September 30,   September 29,   September 28,
                                                   1998            1999            2000            2001            2002
                                               -------------   -------------   -------------   -------------   -------------
                                                                   (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenues:
  Product sales                                $     102,086   $      69,924   $      76,178   $     137,977   $     148,834
  Service and other revenue                           13,998          14,754          18,159          42,219          41,358
                                               -------------   -------------   -------------   -------------   -------------
                                                     116,084          84,678          94,337         180,196         190,192
                                               -------------   -------------   -------------   -------------   -------------
Costs and Expenses:
  Cost of product sales                               45,273          36,039          46,728          85,712          84,230
  Cost of service and other revenue                   13,097          15,909          18,726          33,734          34,146
  Research and development                             9,778          12,664          22,178          23,328          20,362
  Selling and marketing                               26,630          18,581          22,623          33,858          28,319
  General and administrative                          10,452          10,963          16,441          20,852          18,908
  Restructuring and nonrecurring                          --              --              --           1,518           2,070
                                               -------------   -------------   -------------   -------------   -------------
                                                     105,230          94,156         126,696         199,002         188,035
                                               -------------   -------------   -------------   -------------   -------------
Income (loss) from operations                         10,854          (9,478)        (32,359)        (18,806)          2,157

Interest income                                        5,998           4,204           3,567           1,027             573
Interest/other expense                                  (664)           (548)           (227)         (2,902)         (2,980)
                                               -------------   -------------   -------------   -------------   -------------

Income (loss) before provision (benefit) for
income taxes                                          16,188          (5,822)        (29,019)        (20,681)           (250)
Provision (benefit) for income taxes                   5,800          (2,075)        (10,400)            169            (429)
                                               -------------   -------------   -------------   -------------   -------------
Net income (loss)                              $      10,388   $      (3,747)  $     (18,619)  $     (20,850)  $         179
                                               =============   =============   =============   =============   =============
Net income (loss) per common and common
 equivalent share:
  Basic                                        $        0.78   $       (0.27)  $       (1.22)  $       (1.35)  $        0.01
                                               =============   =============   =============   =============   =============
  Diluted                                      $        0.75   $       (0.27)  $       (1.22)  $       (1.35)  $        0.01
                                               =============   =============   =============   =============   =============

Weighted average number of common shares
 outstanding:
  Basic                                               13,259          13,950          15,320          15,475          18,419
                                               =============   =============   =============   =============   =============
  Diluted                                             13,766          13,950          15,320          15,475          19,192
                                               =============   =============   =============   =============   =============

CONSOLIDATED BALANCE SHEET DATA
Working capital                                $      99,633   $      89,823   $      53,022   $      44,679   $      98,472
Total assets                                         172,597         175,770         219,655         195,119         184,275
Long-term debt                                            --              --          25,000          28,416           2,268
Total stockholders' equity                           140,382         150,422         131,572         111,807         142,409

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

REVENUE RECOGNITION

     We recognize product revenue upon shipment, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, collection of the resulting receivable is probable and only perfunctory obligations included in the arrangement remain to be completed. We recognize product revenue upon the completion of installation for shipments that require more than perfunctory obligations at the time of shipment, specifically for our digital imaging systems. A provision is made at the time of revenue recognition for estimated warranty costs to be incurred. Our products are generally covered for a one year period from the date of installation. We test the adequacy of our warranty reserves quarterly by reviewing our most recent warranty repair experience by product. Our product failure rates and service delivery costs have been consistent over the past three fiscal years for our continuing product lines. Our warranty accrual was approximately $5.0 million, $6.5 million and $9.7 million in fiscal 2002, 2001 and 2000, respectively. The decrease in this accrual over the past three fiscal years is directly attributable to our decision to eliminate the unprofitable conventional general radiography product lines which had warranty periods of up to five years. Service and other revenues, which primarily includes maintenance contracts, replacement parts and services and fee-per-scan revenues are recorded ratably over the contract period for maintenance contracts, at the time of shipment for replacement parts, as the service is rendered or as the fees are collected for fee-per-scan revenue.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We perform a specific bad debt review on a quarterly basis to determine the amount of reserve required based on the outstanding balance due and the age of the balance. We also provide a general reserve to cover items not specifically reviewed. Our allowance for doubtful accounts was $4.6 million, $4.7 million and $7.9 million in fiscal 2002, 2001 and 2000, respectively. The decrease in the reserve in fiscal 2001 was primarily attributable to our write off of reserves and accounts receivable acquired in the Trex Medical acquisition related to the conventional general radiography product lines we eliminated.

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

     During fiscal 2002 we recorded an increase in our valuation allowance against a portion of our remaining potential deferred tax assets. The valuation allowance primarily relates to the net losses generated in fiscal 2001 and 2000 for which we can only realize through the generation of future taxable income and to certain deferred tax assets in foreign jurisdictions, for which realization is uncertain. In fiscal 2002 we had a benefit for income taxes of $429,000 as a result of a $4.5 million tax benefit recorded in the second quarter of fiscal 2002, partially offset by a $3.9 million tax provision recorded in the fourth quarter of fiscal 2002 to reduce our deferred tax asset to $3.6 million that we believe will be fully realizable in the next 12 to 24 months.

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

LEASE ACCOUNTING

     In September 2002, we completed a sale/leaseback of our Bedford, Massachusetts and Danbury, Connecticut facilities, resulting in a loss of $93,000 which is included in interest/other expense in our consolidated statements of operations. Under the terms of the sale/leaseback, we entered into a 20-year operating lease agreement for the two facilities requiring annual rent payments of $3.2 million. In applying the provisions of SFAS No.13, Lease Accounting, certain judgments and estimates must be made to determine if the agreement should be accounted for as a capital or operating lease. Most significant is the determination of our incremental borrowing rate in calculating the present value of minimum lease payments in the event the rate implicit in the lease is unknown. In order for a lease agreement to be accounted as an operating lease, among other requirements, the present value of the minimum lease payments may not be greater than 90% of the fair value of the leased asset. In determining our incremental borrowing rate we considered, among other things, quotes obtained from several lenders assuming we were financing a purchase of the facility. We used an incremental borrowing rate of 10% which we believe to be conservative compared to the range of rates quoted by several lenders.

OVERVIEW

     We are engaged in the development, manufacture and distribution of proprietary X-ray, digital X-ray and other medical imaging systems. As a result of our decision to close the conventional general radiography manufacturing facility, we have reclassified the general radiography business from the mammography/general radiography segment into a separate segment. Prior periods have been reclassified to conform to this presentation. Our businesses are reported as five segments: osteoporosis assessment; mammography; digital imaging; mini C-arm imaging; and conventional general radiography.

     Our osteoporosis assessment products primarily consist of dual-energy X-ray bone densitometry systems and, to a lesser extent, an ultrasound-based osteoporosis assessment product. Bone densitometry is the precise measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures. Our mammography products include a broad product line of breast imaging products, including mammography systems and breast biopsy systems. Our digital imaging products include general radiographic systems and a digital component for original equipment manufacturers to incorporate into their own equipment. Our mini C-arm products are low intensity, real-time mini C-arm X-ray systems used primarily for minimally invasive surgery on a patient's extremities. In January, 2002, we closed the manufacturing facility for the conventional general radiography products, however, we continue to service and support most of these product lines.

ACQUISITIONS, RECENT DEVELOPMENTS AND RESTRUCTURING AND NONRECURRING CHARGES

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

     In addition, in November 2001, we finalized the plan to close the conventional general radiography manufacturing facility located in Littleton, Massachusetts that we had acquired as part of the Trex Medical acquisition. In connection with the closure of the Littleton facility, we eliminated approximately 80 employment positions and incurred a restructuring charge, primarily related to severance costs, of approximately $1.0 million, in fiscal 2002.

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

     Fleet Business Credit, LLC Litigation Settlement. In August 2001, we settled our dispute with Fleet Business Credit, LLC ("Fleet") relating to our Strategic Alliance Program under which Fleet, formerly Sanwa Business Credit Corp., acquired our bone densitometry systems to lease to physicians on a fee-per-scan basis throughout the United States.

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

     For the year ended September 28, 2002 we incurred approximately $2.1 million of severance costs related to the closing of the conventional general radiography manufacturing facility, closure of our direct sales and service office in Paris, France and our continuing efforts to streamline operations.

     Public Offering of Common Stock. In December 2001, we sold 3,000,000 shares of our common stock to the public at a price of $9.00 per share. We received net proceeds from this offering of approximately $24.8 million.

     Sale/Leaseback Transaction. In September 2002, we completed a sale/leaseback transaction for our headquarters and manufacturing facility located in Bedford, Massachusetts and our LORAD manufacturing facility in Danbury, Connecticut. The transaction resulted in net proceeds to us of $31.4 million. The new lease for these facilities, including the associated land, has a term of 20 years, with four five-year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.2 million per year, which is subject to adjustment for increases in the consumer price index. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Of the $31.4 million in net proceeds we received from this transaction, we used $26.3 million to immediately repay the Trex Medical $25.0 million note payable plus accrued interest of $1.3 million. The effect of the sale/leaseback transaction is to eliminate interest expense with respect to the Trex Medical Note and the related depreciation expense on the buildings, but on a going forward basis will increase operating expenses as a result of the lease payments. At September 28, 2002 we were in compliance with the covenants contained in the lease.

     New Accounting Standards. In September 2001, the Emerging Issues Task Force
(EITF) issued No. 00-10, Accounting for Shipping and Handling Costs, relating to the accounting for shipping and handling costs billed to customers. In accordance with Issue No. 00-10, all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue in the statement of operations. We have historically accounted for reimbursements received from shipping and handling costs as a reduction to cost of revenues in the statement of operations to offset the costs incurred. We adopted Issue No. 00-10 in financial reporting periods beginning after September 29, 2001. Accordingly, comparative financial statements herein for prior periods have been reclassified to comply with the guidance in Issue No. 00-10. During the years ended September 28, 2002, September 29, 2001 and September 30, 2000, the amounts billed to customers totaled $1,412,000 $1,705,000 and, $591,000 respectively, which have been reflected as product revenues and cost of revenues in accordance with Issue No. 00-10 in our consolidated statements of operations for all periods presented.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues represented by items as shown in our consolidated statements of operations.

                                                            FISCAL YEARS ENDED
                                               ---------------------------------------------
                                               SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 30,
                                                   2002            2001            2000
                                               -------------   -------------   -------------
Revenues:
  Product sales                                         78.3%           76.6%           80.8%
  Service and other revenue                             21.7            23.4            19.2
                                               -------------   -------------   -------------
                                                       100.0           100.0           100.0
                                               -------------   -------------   -------------
Cost and expenses:
  Cost of product sales                                 44.3            47.6            49.5
  Cost of service and other revenue                     18.0            18.7            19.9
  Research and development                              10.7            12.9            23.5
  Selling and marketing                                 14.9            18.8            24.0
  General and administrative                             9.9            11.6            17.4
  Nonrecurring and restructuring                         1.1             0.8              --
                                               -------------   -------------   -------------
                                                        98.9           110.4           134.3
                                               -------------   -------------   -------------
  Income (loss) from operations                          1.1           (10.4)          (34.3)
  Interest income                                        0.3             0.6             3.7
  Interest/other expense                                (1.5)           (1.7)           (0.2)
                                               -------------   -------------   -------------
Loss before income taxes                                (0.1)          (11.5)          (30.8)
(Benefit) provision for income taxes                    (0.2)            0.1           (11.1)
Net income (loss)                                        0.1%          (11.6)%         (19.7)%
                                               -------------   -------------   -------------

FISCAL YEAR ENDED SEPTEMBER 28, 2002 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 29, 2001

     Total Revenues. Total revenues increased 6% to $190.2 million in fiscal 2002 compared to $180.2 million in fiscal 2001. The increase in revenues was primarily due to an increase in unit sales of our mammography products, digital imaging products and to a lesser extent, mini C-arm products. Partially offsetting these increases was a decrease in revenues from our conventional general radiography business, and to a lesser extent, a decrease in the number of Sahara ultrasound units sold primarily in the United States. We completed the phase-out of the unprofitable conventional general radiography product line during the third quarter of fiscal 2002.

     Product Sales. Product sales in our mammography business increased approximately 33% to $59.8 million in fiscal 2002 from $44.9 million in fiscal 2001. This increase was primarily due to an increase in the number of mammography systems sold in the United States partially offset by fewer mammography systems sold internationally.

     Digital imaging product sales increased 106% to $21.5 million in fiscal 2002 compared to revenues of $10.4 million in fiscal 2001. This increase was primarily due to an increase in the number of digital systems sold and, to a lesser extent, an increase in the number of digital plates sold.

     Mini C-arm product sales increased 15% to $14.8 million in fiscal 2002 from $12.8 million in fiscal 2001. This increase was primarily due to an increase in the number of Premier systems sold in the United States.

     Osteoporosis Assessment product sales decreased 2% to $48.0 million in fiscal 2002 from $49.1 million in fiscal 2001. These revenues decreased primarily due to a decrease in the number of Sahara ultrasound systems sold in the United States.

     Conventional general radiography product sales decreased 77% to $4.8 million in fiscal 2002 from $20.9 million in fiscal 2001. This decrease was primarily due to our decision to phase-out our unprofitable conventional general radiography product line during fiscal 2002.

     In fiscal 2002, approximately 80% of product sales were generated in the United States, 9% in Europe and 11% in other international markets. In fiscal 2001, approximately 72% of product sales were generated in the United States, 14% in Europe and 14% in other international markets.

     Service and Other Revenue. Service and other revenue decreased 2% to $41.4 million in fiscal 2002 compared to $42.2 million in fiscal 2001. The decrease in service and other revenue in fiscal 2002 was primarily the result of the $2.1 million recognized in fiscal 2001 in connection with the settlement of the Fleet litigation and from a reduction in sales of mammography product options in fiscal 2002. Partially offsetting these decreases was revenue from the licensing of certain digital imaging software and mammography patented technology in fiscal 2002.

     Costs of Product Sales. The cost of product sales decreased as a percentage of product sales to 57% in fiscal 2002 from 62% in fiscal 2001. Fiscal 2001 cost of product sales includes a $1.7 million reduction of expenses related to the final purchase price adjustment of the Trex Medical acquisition. Excluding the effect of these reductions, costs of product sales as a percentage of product revenue would have been 63% in fiscal 2001. These costs decreased as a percentage of product sales primarily due to improved gross margins recognized on the mammography and digital imaging products as a result of a significant increase in revenues and cost savings initiatives enacted in the summer of 2001. The increased volume has improved the absorption of manufacturing overhead at both facilities. DRC continues to have significant fixed manufacturing costs and is operating significantly below manufacturing capacity. However, margins on these products were positive for the last three quarters of fiscal 2002 compared to negative margins for prior periods. Our gross margins also improved as a result of the decrease in sales of conventional general radiography products which have had significantly lower margins.

     Costs of Service and Other Revenue. Cost of service and other revenue increased as a percentage of service and other revenue to 83% in fiscal 2002 from 80% in fiscal 2001. Fiscal 2001 cost of service and other revenue includes a $500,000 reduction of expenses related to the Fleet litigation settlement. Excluding the reduction of these expenses and the $2.1 million of other revenue recognized from this settlement, fiscal 2001 cost of service and other revenue as a percentage of service and other revenue would have been 85%. These costs decreased as a percentage of service and other revenue due to our closure of the conventional general radiography facility which was partially offset by additional personnel and other costs in our field service area for our other business segments due to the increase in the number of systems in our installed base.

     Research and Development Expenses. Research and development expenses decreased 13% to $20.4 million, 11% of total revenues, in fiscal 2002 from $23.3 million, 13% of total revenues, in fiscal 2001. This decrease was primarily due to a decrease in research and development spending and personnel primarily related to our cost-saving initiatives enacted in the summer of 2001. In addition, approximately $6.4 million and $5.4 million of these expenses in fiscal 2002 and 2001, respectively, related to the development of new digital mammography and general radiography systems detectors at DRC.

     Selling and Marketing Expenses. Selling and marketing expenses decreased 16% to $28.3 million, 15% of total revenues, in fiscal 2002 from $33.9 million, 19% of total revenues, in fiscal 2001. The decrease in selling and marketing expenses was primarily due to our reduction in personnel related to our cost-saving initiatives enacted during the summer of 2001.

     General and Administrative Expenses. General and administrative expenses decreased 9% to $18.9 million, 10% of total revenues, in fiscal 2002 from $20.9 million, 12% of total revenues, in fiscal 2001. The decrease was primarily due to our reduction in personnel and other cost-savings initiatives enacted during the summer of 2001 and, to a lesser extent, the elimination of the legal expenses as a result of the settlement of the Fleet litigation in August, 2001. In addition, in connection with our early adoption of SFAS 142, (see Note 2 of our consolidated financial statements) we eliminated approximately $700,000 of goodwill amortization expense in the current year.

     Restructuring and Nonrecurring Charges. Restructuring costs in fiscal 2002 of approximately $2.1 million were primarily the result of our continuing efforts to streamline operations and eliminate unprofitable product lines. We incurred a restructuring charge of approximately $806,000 in the first quarter of fiscal 2002 primarily comprised of severance costs related to the termination of 85 employees at the Littleton facility. In addition, we incurred severance cost of approximately $561,000 and $208,000 in connection with the closure of our direct sales and service office in Paris, France and the continued reduction of Lorad's workforce, respectively. The severance charges related to the workforce reductions of 5 persons in France and 20 persons at Lorad and were across all functional areas. In the second quarter of fiscal 2002, we incurred additional severance costs of approximately $495,000 primarily comprised of severance costs in connection with the reduction of our workforce in the United States and Europe by 13 persons across all functional areas.

     Restructuring and nonrecurring costs of approximately $1.5 million in fiscal 2001 were primarily the result of our ongoing efforts to streamline operations. Specifically in fiscal 2001, as a result of a reduction in our workforce, we incurred restructuring charges of approximately $1.0 million, primarily related to severance related expenses. Also in fiscal 2001, we moved our Fluoroscan operations from a facility in Northbrook, Illinois to our corporate headquarters in Bedford, Massachusetts. We incurred approximately $500,000 of nonrecurring expenses in connection with this move.

     Interest Income. Interest income decreased to $573,000 in fiscal 2002 from $1.0 million in fiscal 2001. This decrease was primarily attributable to reduced interest rates on our investments.

     Interest / Other Expense. In fiscal 2002 and 2001, we incurred interest and other expenses of approximately $3.0 million and $2.9 million, respectively. These expenses included interest costs of approximately $700,000 per quarter on the $25.0 million note payable issued in connection with the Trex Medical acquisition, and to a lesser extent, interest costs related to our lending arrangement with Foothill Capital Corporation, foreign currency transaction gains and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions. In September 2002, we paid off the $25.0 million note payable to Trex Medical from the proceeds from the sale/leaseback transaction of our headquarters and manufacturing facility located in Bedford, Massachusetts and also our LORAD manufacturing facility in Danbury, Connecticut. Therefore, future periods will only include interest costs associated with the remaining lending agreements. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

     Provision (Benefit) for Income Taxes. In fiscal 2002 we had a benefit for income taxes of $429,000 as a result of a $4.5 million tax benefit recorded in the second quarter of fiscal 2002, partially offset by a $3.9 million tax provision recorded in the fourth quarter of fiscal 2002 to reduce our deferred tax asset to $3.6 million that we believe will be fully realizable in the next 12 to 24 months. During fiscal 2002, as a result of the Economic Stimulus Bill signed into law in March, we have filed or are in the process of filing, carryback claims of approximately $13.8 million. Of this amount, we have received $6.0 million in cash, and $7.8 million which we expect to receive in fiscal 2003 is included in other current assets in the accompanying balance sheet at September 28, 2002. In fiscal 2001, we recorded a tax provision for minimum state taxes as we believed that it was prudent at the time not to benefit net operating losses that would only be realized by generating sufficient future taxable income.

FISCAL YEAR ENDED SEPTEMBER 29, 2001 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2000

     Total Revenues. Total revenues increased 91.0% to $180.2 million in fiscal 2001 from $94.3 million in fiscal 2000. This increase was primarily due to the addition of revenues of $87.5 million from sales of mammography and conventional general radiography products acquired in connection with the Trex Medical acquisition in September 2000.

     Product Sales. Total product sales for our historic businesses, osteoporosis assessment, mini C-arm imaging and digital imaging, increased slightly to $72.2 million in fiscal 2001 from $71.5 million in fiscal 2000. This increase was primarily due to an increase in the number of digital imaging products sold, which was partially offset by a decrease in osteoporosis assessment sales. Total digital imaging sales for fiscal 2001 increased 50% to $11.8 million from $7.9 million in fiscal 2000. This increase was primarily due to an increase in the number of digital imaging systems sold, primarily in the United States. The decrease in osteoporosis assessment sales was primarily due to a decrease in Sahara ultrasound product unit sales in the United States which were partially offset by an increase in revenues from our sales of dual-energy X-ray bone densitometers, principally our newly introduced Delphi product line.

     In fiscal 2001, approximately 72% of product sales were generated in the United States, 14% in Europe and 14% in other international markets. In fiscal 2000, approximately 67% of product sales were generated in the United States, 21% in Europe and 12% in other international markets.

     Service and Other Revenue. Service and other revenue increased to $42.2 million in fiscal 2001 from $18.2 million in fiscal 2000. This increase was primarily due to the addition of service revenues of $21.8 million in connection with the Trex Medical acquisition in September 2000. The remaining increase was due to increased service contract revenue in the osteoporosis assessment business and increased spare part sales in the digital imaging business. In fiscal 2001 and 2000, other revenue consisted primarily of royalty revenues from our licensing of technology to Vivid Technologies, Inc. (Vivid) for explosives detection screening, and additional revenues generated from our strategic alliance program on a fee-per-scan basis. In fiscal 2001, other revenue also included $2.1 million of revenue attributable to our settlement of the Fleet litigation. In fiscal 2000, other revenue included the $2.0 million of royalty revenue we recognized relating to the buy-out by Vivid of our baggage equipment license. These revenues for both periods were included in our osteoporosis assessment segment revenues.

     In November 2001, we announced that we were closing our conventional general radiography equipment manufacturing facility and relocating some product lines and our sales and support personnel to our corporate headquarters. Approximately $27.5 million of revenues in fiscal 2001 and $5.4 million of revenues in the fourth quarter of fiscal 2001 related to this operation. These revenues included service revenues of approximately $6.5 million during the year and $1.5 million in the fourth quarter.

     Cost of Product Sales. The cost of product sales increased slightly as a percentage of product sales to 62% in fiscal 2001 from 61% in fiscal 2000. In fiscal 2001, these costs were reduced by $1.7 million related to the final purchase price adjustment of the Trex Medical acquisition. Excluding the effects of this reduction, cost of product sales as a percentage of product revenue would have been 63% in fiscal 2001. Included in the cost of product sales for Lorad and the Trex Medical general radiography products in fiscal 2000 was approximately $5.6 million of acquisition related charges. Excluding the effects of these charges, our costs of product sales as a percentage of product sales would have been 54% in fiscal 2000.

     In fiscal 2001, improvements in margins in the osteoporosis assessment and digital imaging businesses were offset by our increased sales of lower margin mammography and conventional general radiography products acquired from Trex Medical and of digital radiography products. Margins from our digital imaging products improved in the current year as compared to the prior year due to increased volume. However, margins on these products continued to be negative reflecting the under absorption of our manufacturing overhead, as a result of our limited sales of those products, and inefficiencies relating to new product introduction. Our cost of product sales as a percentage of product sales for our osteoporosis assessment, mini C-arm and digital imaging businesses increased to 58% in fiscal 2001 from 56% in fiscal 2000. This increase was primarily due to increased manufacturing and service costs related to digital imaging, which has significant fixed manufacturing costs and is operating significantly below manufacturing capacity.

     Cost of Service and Other Revenue. Cost of service and other revenue decreased as a percentage of service and other revenue to 80% in fiscal 2001 from 103% in fiscal 2000. Fiscal 2001 cost of service and other revenue includes a $500,000 reduction related to the Fleet litigation settlement. Absent the reduction of these expenses and the $2.1 million of other revenue recognized from this settlement, fiscal 2001 cost of service and other revenue would have been 85%.

     Research and Development Expenses. Research and development expenses increased 5% to $23.3 million, 13% of total revenues, in fiscal 2001 from $22.2 million, 24% of total revenues, in fiscal 2000. The increase, in absolute dollars, was primarily due to the acquisition of Trex Medical which added approximately $4.2 million of research and development expenses in fiscal 2001. Partially offsetting these increases was a reduction in research and development spending primarily related to our bone densitometry products, following our introduction of the Delphi product line. In fiscal 2001, approximately $9.8 million of our research and development expenses related to our development of new digital radiography systems and detectors, compared to approximately $10.2 million of such expenses in fiscal 2000. In addition, in fiscal 2000, our research and development expense included a $5.0 million charge related to purchased in-process research and development acquired in connection with the acquisition of the assets of Trex Medical. As part of the purchase price allocation, all intangible assets that are a part of the acquisition were identified and valued. It was determined that technology assets, certain tradename and assembled workforce had value. As a result of this identification and valuation process, we allocated approximately $5.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     Selling and Marketing Expenses. Selling and marketing expenses increased 50% to $33.9 million, 19% of total sales, in fiscal 2001 from $22.6 million, 24% of total sales, in fiscal 2000. The increase, in absolute dollars, was primarily due to incremental selling and marketing expenses of $13.0 million related to the mammography and general radiography products acquired from Trex Medical in fiscal 2001, partially offset by a decrease in sales commissions in our other businesses. The reduced sales commissions were primarily attributable to the lower sales volume in the primary care market in the United States, where we generally have higher commission expenses. In fiscal 2001, selling and marketing expenses were also decreased by approximately $400,000 as a result of the Trex Medical purchase price settlement, as compared to fiscal 2000 which included approximately $400,000 of acquisition related charges.

     General and Administrative Expenses. General and administrative expenses increased 27% to $20.9 million, 12% of total revenues, in fiscal 2001 from $16.4 million, 17% of total revenues, in fiscal 2000. The increase, in absolute dollars, was primarily due to the addition of approximately $7.1 million of general and administrative expenses related to the acquired Trex Medical businesses in the current year. Fiscal 2000 results included approximately $2.2 million of general and administrative expenses relating to the acquired Trex Medical businesses. In fiscal 2001, we had a reduction of approximately $400,000 to our general and administrative expenses relating to the Trex Medical acquisition to reflect the arbitrated purchase price adjustment. Our increases in general administrative expenses associated with the Trex Medical acquisition were partially offset by a decrease in general and administrative expenses in our historic businesses, primarily due to a reduction in payroll and payroll related expenses and bad debt expense compared to fiscal 2000.

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

     Interest/Other Expense. We incurred other expense of approximately $2.9 million in fiscal 2001 and $227,000 in fiscal 2000. In fiscal 2001, these expenses were primarily due to interest costs of approximately $2.8 million per year on the $25.0 million note payable issued in connection with the Trex Medical acquisition. In the first quarter of fiscal 2001, these costs were partially offset by insurance proceeds received in excess of cost related to storm damage at Fluoroscan last year. In fiscal 2000, these expenses primarily included foreign currency transaction losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions.

     Provision (Benefit) for Income Taxes. In fiscal 2000, we had a benefit for income taxes as a result of the loss during the period. In fiscal 2001, our effective tax rate was impacted by our establishing a valuation allowance for the tax benefit associated with our losses arising during that year.

SEGMENT RESULTS OF OPERATIONS

     As a result of our decision to close the conventional general radiography manufacturing facility, we have reclassified the General Radiography business from the Mammography/General Radiography segment into a separate segment. Prior periods have been restated to conform to this presentation. Our businesses are reported as five segments: Osteoporosis Assessment; Mammography; Digital Imaging; Mini C-arm Imaging; and General Radiography. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We measure segment performance based on total revenues and operating income or loss. Revenues from each of these segments are described above. The discussion that follows is a summary analysis of the primary changes in operating income or loss by segment.

     Osteoporosis Assessment. Reported operating income for the osteoporosis assessment business segment was $6.5 million for fiscal 2002 compared to operating income of $7.4 million in fiscal 2001. Fiscal 2001 operating income includes $2.1 million of additional revenues and $500,000 of decreased expenses as a result of the Fleet litigation settlement. Absent the effect of this settlement, the improvement in operating income for this business segment for fiscal 2002 was primarily due to an overall reduction in operating expenses as a result of our cost-savings initiatives partially offset by an increase in field service and training related expenses including additional headcount.

     Mammography. Reported operating income for the mammography segment in fiscal 2002 improved to $4.2 million from $900,000 in fiscal 2001. The fiscal 2001 results for the Mammography business segment included expense reductions of approximately $1.6 million related to the final purchase price adjustment for the Trex acquisition. The significant improvements in operating income in the current year excluding these expense reductions in fiscal 2001 were primarily due to increased revenues and improved gross margin. The increased gross margin was primarily attributable to the increase in revenues and a reduction in manufacturing cost and operating expenses as a result of our cost-saving initiatives enacted during the summer of 2001 and, to a lesser extent, to a non-recurring charge of $800,000 in the first quarter of fiscal 2001 to product cost of sales for the fair market write-up of acquired inventory.

     Digital Imaging. The digital imaging business segment reported a 52% decrease in loss from operations to $10.3 million in fiscal 2002 from $21.3 million for fiscal 2001. These decreases were primarily due to increased revenues, improved gross margin and, to a lesser extent, reduced research and development spending related to the completion of the EPEX and RADEX direct-to-digital general radiography systems and a reduction in other operating expenses as a result of our cost-saving initiatives enacted in the summer of 2001.

     Mini C-arm Imaging. The mini C-arm business segment reported operating income of $3.5 million for fiscal 2002 compared to operating income of $683,000 for fiscal 2001. These improvements were primarily attributable to increased revenues, improved gross margin plus an overall reduction in manufacturing costs and operating expenses in connection with the assimilation of the Fluoroscan product line into the corporate headquarters located in Bedford, Massachusetts.

     General Radiography. As previously discussed, we have closed the manufacturing facility of the conventional general radiography business and relocated certain of its product lines and sales and service support personnel to our corporate headquarters. This business segment reported an operating loss of $1.7 million for fiscal 2002 compared to an operating loss of $6.5 million for fiscal 2001. The decrease in operating losses are primarily due to the elimination of costs in the current year related to the facility closure. We incurred losses from our conventional general radiography business through the first half of fiscal 2002. However, the continuing service business generated operating profits of approximately $1.1 million during the last half of fiscal 2002.

ACQUIRED IN-PROCESS TECHNOLOGY

     As part of the Trex Medical purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that technology assets and assembled workforce had value. At the acquisition date, Trex Medical was conducting design, development, engineering and testing activities associated with the completion of several research and development projects related to its mammography and general radiography lines of business. As part of our exit strategy for the conventional general radiography business, we have terminated the development projects and efforts for the general radiography line of business. We will not incur any further expenditures or recognize any revenue related to these projects.

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

     As of September 28, 2002 our expenditures incurred and estimates to complete our acquired in-process projects related to the mammography business were consistent with our initial expectations other than the delays mentioned above. If we are not successful in implementing our projects, we may be unable to realize the remaining value assigned to this in-process technology. In addition, the remaining value of the other acquired intangible assets associated with this technology may also become impaired.

LIQUIDITY AND CAPITAL RESOURCES

     At September 28, 2002 we had approximately $98.5 million of working capital. At that date our cash and cash equivalents totaled $45.8 million. Our cash and cash equivalents balance increased approximately $33.1 during fiscal 2002 primarily due to the proceeds from our sale/leaseback transaction for our Bedford, Massachusetts and Danbury, Connecticut facilities in September 2002, the net proceeds from our common stock public offering in December 2001, and from operating activities, partially offset by the use of cash for the repayment of the Trex Medical note payable and for purchases of property and equipment.

     Our cash provided by operating activities was $6.9 million which included net income of $179,000 for fiscal 2002 increased by non-cash charges for depreciation and amortization of $7.5 million and a $3.9 million charge to increase our deferred tax valuation allowance recorded in the fourth quarter of 2002. These amounts were partially offset by changes in our current assets and liabilities net of income tax refunds of approximately $7.8 million which we expect to receive in fiscal 2003, due to the effect of the Economic Stimulus Bill and the reclass of $3.6 million in deferred tax asset which is expected to be realized within the next fiscal year. Cash used in operations due to changes in our current assets and liabilities included a decrease in accounts payable of $7.3 million and a decrease in accrued expenses of $4.7 million. These uses of cash were partially offset by a decrease of $3.0 million in accounts receivable, a decrease in prepaid expenses and other current assets of $2.0 million and a decrease of $1.6 million in inventories. The decrease in accounts receivable was primarily due to improved collections and the decrease in accounts payable, accrued expenses and prepaid expenses were primarily due to the timing of payments.

     In fiscal 2002, we provided approximately $25.1 million of cash from investing activities. These cash flows were primarily attributable to the net proceeds from our sale/leaseback transaction of $31.4 million partially reduced by purchases of property and equipment of $6.1 million, which consisted primarily of corporate wide computer information software and hardware, systems and other equipment and building improvements.

     In fiscal 2002, financing activities provided us with $1.0 million of cash. These cash flows included approximately $24.8 million, net of offering expenses, from the public sale of 3.0 million shares of our common stock and proceeds from the issuance of common stock pursuant to options and employee stock purchase plan of $4.6 million, partially offset by the repayment of the $25.0 million Trex Medical note payable plus interest and $2.2 million of repayments of our European line of credit and our term loan with Foothill Capital Corp.

     As of September 28, 2002 we had short term borrowings, including the current portion of our long term obligations, of $480,000 and long term notes payable totaling $2.3 million. The short term borrowings represent the current portion of our long term notes payable. The long term notes payable consisted of the $1.4 million borrowed from Foothill Capital Corporation as the long term portion of our term loan under our credit facility, and the $842,000 balance due on the note to Fleet in connection with the settlement of the Fleet litigation.

     We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (3.32% at September 28, 2002) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At September 28, 2002, there were no outstanding borrowings under this line.

     In September 2001 we obtained a secured loan from Foothill Capital Corporation. The loan agreement with Foothill Capital Corporation provides for a term loan of approximately $2.4 million, which we borrowed at signing, and a revolving line of credit facility. The maximum amount we can borrow under the loan agreement is $25.0 million with an option for us to increase this amount to $30.0 million during the term of the Agreement, if certain conditions are met. The loan agreement contains financial and other covenants and the actual amount which we can borrow under the line of credit at any time is based upon a formula tied to the amount of our qualifying accounts receivable and inventory. In December 2001 we amended this loan agreement primarily to change financial covenants to reflect restructuring charges we incurred in the fourth quarter of fiscal 2001 and the additional charges we expected to incur in connection with our decision to close our Littleton facility. Also, as a result of this amendment, our loan may be limited based upon some financial covenants and formulas. The term loan accrues interest at prime plus 1.25% for five years. The line of credit advances accrue interest at prime plus 0.5%. The line of credit expires in September 2004. We were in compliance with all covenants as of September 28, 2002.

     In April 2002, we began an implementation project for an integrated enterprise wide software application. Through September 28, 2002 we have made payments totaling $1.9 million for hardware, software and consulting services. We expect to make additional payments of approximately $1.0 million in fiscal 2003 in connection with this implementation. Most of the cost is currently being capitalized and upon completion will be amortized over its expected useful life.

     In September 2002, we completed a sale/leaseback transaction for our headquarters and manufacturing facility located in Bedford, Massachusetts and our LORAD manufacturing facility in Danbury, Connecticut. The transaction resulted in net proceeds to us of $31.4 million. The new lease for these facilities, including the associated land, has a term of 20 years, with four five-year year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.2 million per year, which is subject to adjustment for increases in the consumer price index. The aggregate total minimum lease payments during the initial 20-year term are $62.9 million. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, we make customary representations and warranties and agree to certain financial covenants and indemnities. In the event we default on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages.

     The following table summarizes our contractual obligations and commitments as of September 28, 2002:

                             Payments Due by Period
                                 (in thousands)

Contractual Obligations    Total     Less than 1 year   2-3 years   4-5 years   Thereafter
-----------------------   --------   ----------------   ---------   ---------   ----------
Long Term Debt            $  2,748       $   480        $   2,268   $      --   $       --
Operating Leases          $ 67,382       $ 5,143        $   8,512   $   6,651   $   47,076
                          --------       -------        ---------   ---------   ----------

Total Contractual
Cash Obligations          $ 70,130       $ 5,623        $  10,780   $   6,651   $   47,076
                          ========       =======        =========   =========   ==========

     Except as set forth above, we do not have any other significant capital commitments. We are working on several projects, with an emphasis on direct radiography plates and systems. We believe that we have sufficient funds in order to fund our expected operations over the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and certain accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. We do not believe the adoption of this statement will have a material impact on our results of operations or financial condition.

     SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit costs as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in issue 94-3. This Statement also established that fair value is the objective for initial measurement of the liability.

     The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not believe the adoption of this statement will have a material impact on our results of operations or financial condition.

FASB INTERPRETATION NO. 45 - GUARANTOR ACCOUNTING

     FASB Interpretation No. 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. Most guarantees are to be recognized and initially measured at fair value, which is a change from current practice. In addition, guarantors will be required to make significant new disclosures, even when the likelihood of the guarantor making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The Interpretation's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe the adoption of this statement will have a material impact on our results of operations or financial condition.

EITF 00-21 - ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES

     At the November 21, 2002 meeting, the Task Force reached a consensus on Issue 00-21, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes.

Following is a brief summary of the final model approved by the Task Force.

.. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria:

.. The delivered item(s) has value to the customer on a standalone basis. That item(s) has value on a standalone basis if it is sold separately by any vendor or the customer could resell the deliverable on a standalone basis. In the context of a customer's ability to resell the deliverable, the Task Force observed that this criterion does not require the existence of an observable market.

.. There is objective and reliable evidence of the fair value of the undelivered item(s).

.. If the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

.. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The amount allocated to the delivered item(s) is limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.

.. Applicable revenue recognition criteria should be considered separately for separate units of accounting.

We are currently evaluating the ultimate impact of this statement on our results of operations or financial position.

RISK FACTORS

     This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report should be read as applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

We continue to incur significant losses in our digital imaging business segment and cannot assure that the segment will become profitable.

     Our digital imaging business segment incurred net losses of $13.3 million in fiscal 2000, $21.4 million in fiscal 2001, and $10.2 million in fiscal 2002. These losses were a large contributor in our incurring significant overall net losses in fiscal 2000 and 2001, and offset the aggregate net income we recognized on our other business segments in fiscal 2002. We intend to incur significant expenses in connection with the further development, manufacturing ramp-up and commercialization of our direct radiography plates and systems. We cannot assure that the operating results of our digital imaging segment will improve.

The markets for our direct radiography products are in the early stage of development.

     In 1998, our subsidiary, Direct Radiography Corp., was the first company to introduce direct-to-digital X-ray imaging products in the United States. The markets for these products are relatively new. There is a significant installed base of conventional X-ray imaging products in hospitals and radiological practices. The use of our direct-to-digital X-ray imaging products in many cases would require these potential customers to either modify or replace their existing X-ray imaging equipment. Moreover, we believe that a major factor in the market's acceptance of direct-to-digital X-ray technology is the trend toward transition by the healthcare industry from conventional film archiving systems to hospital Picture, Archive and Communication Systems, known as PACS, to store X-ray images electronically. Because the benefits of our direct-to-digital technology may not be fully realized by customers until they install a PACS platform, a large potential market for these products may not develop until PACS environments are more widely used. Because of the early stage of the markets for these products, it is likely that our evaluation of the potential markets for these products will materially vary with time. We cannot assure that any significant market will develop for our direct radiography products.

If we fail to achieve and maintain the high manufacturing standards that our direct radiography products require, we will not be successful in developing and marketing those products.

     The manufacture of our direct radiography detectors is highly complex and requires precise high quality manufacturing that is difficult to achieve. We have in the past and may in the future experience difficulties in manufacturing these detectors in commercial quantities, primarily related to delays and difficulties in obtaining critical components for these detectors that meet our high manufacturing standards. Our initial difficulties have led to increased delivery lead-times and increased costs of manufacturing these products. Our failure, including the failure of our contract manufacturers, to achieve and maintain the required high manufacturing standards could result in further delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals, or other problems that could harm our business and prospects.

Our success depends on new product development.

     We have a continuing research and development program designed to develop new products and to enhance and improve our products. We are expending significant resources on the development of digital X-ray imaging products, including a digital mammography product. The successful development of our products and product enhancements are subject to numerous risks, both known and unknown, including:

.. unanticipated delays;

.. access to capital;

.. budget overruns;

.. technical problems; and

.. other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products, including, for example, changes requested by the FDA in connection with pre-market approval applications for our products or 510(k) notification.

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

     The general radiography digital market is a new market which is continuing to develop and for which customer requirements have not been fully specified. For example, our initial specification for the first two digital products for general radiography, the EPEX and RADEX, did not fulfill all the needs of some potential customers for these systems. We addressed these additional customer requirements through the development and release of new software for these systems. Our introduction of our EPEX and RADEX systems has also resulted in challenges to our direct sales force, which had only limited experience in marketing general radiography products. We cannot assure that we will be able to develop a successful strategy for addressing the general radiography market as it continues to develop. Our failure to do so could harm our business and prospects.

Our reliance on one or only a limited number of suppliers for some key components or subassemblies for our products could harm our business and prospects.

     We rely on one or only a limited number of suppliers for some key components or subassemblies for our products. In particular we have only one source of supply for each of the panel and the coating of that panel for our direct radiography products. The supplier for the panel coating is Analogic Corporation, which is also a customer as well as a potential competitor. We are seeking to qualify a second supplier for the panel coating to increase our manufacturing capacity and flexibility, but cannot assure that we will be successful. In addition we have only limited sources of supply for some key components used in our mini C-arm systems. Obtaining alternative sources of supply of these components could involve significant delays and other costs, and may not be available to us on reasonable terms, if at all. The failure of a component supplier or contract assembler to provide acceptable quality and timely components or assembly service at an acceptable price, or an interruption of supplies from such a supplier could harm our business and prospects. Any disruption of supplies of key components could delay or reduce shipments, which could result in lost or deferred sales.

We have recently expanded our direct sales and service efforts for mammography into territories that were previously covered by independent distributors, are considering further expanding our direct sales and service coverage in the United States, and cannot assure that we can effect any such transition effectively.

     We have sold and serviced a majority of our mammography systems in the United States primarily through a network of independent distributors and to a lesser extent, through our direct sales force. We have recently expanded our direct sales and service efforts for mammography into territories that were previously covered by independent distributors, and are considering further expanding our direct sales and service coverage in the United States. The transition to a direct sales and service force could adversely affect our relationships with our end-user customers and our sales of mammography systems if we do not manage the transition effectively.

Our reliance on a customer for a significant portion of our revenues could harm our business and prospects.

     Our largest independent distributor, Diagnostic Imaging, Inc., recently acquired by a wholly-owned subsidiary of Platinum Equity, LLC from PSS World Medical, Inc., owed us a total of approximately $5.7 million as of September 28, 2002 and accounted for approximately 15% of our product sales for fiscal 2002. We do not have a long-term agreement with Diagnostic Imaging obligating them to purchase products from us, or restricting them from purchasing products from our competitors. A reduction or delay in orders from Diagnostic Imaging, or a delay or default in the payment of their accounts receivable, including in connection with the expansion of our direct sale and service force, could harm our business and prospects.

If we are unable to satisfy our financial covenants under our loan agreement and our long-term leases for our headquarters and Lorad facilities, our loan availability may be limited or the rent due under those leases may be accelerated and we could be required to pay liquidated damages.

     Our loan agreement with Foothill Capital Corporation and our long-term leases contain financial and other covenants. If we do not comply with our covenants under our loan agreement, our availability under our loan agreement could be reduced or our lender could declare a default. If we do not comply with our covenants under our long-term leases, the remaining rent payable under those leases could be accelerated and we could be required to pay liquidated damages. Our failure to meet any of our covenants under our loan agreement or long-term leases could significantly harm our liquidity and financial position.

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

     In fiscal 2002 we entered into strategic alliances with Siemens and R2 Technologies and entered into a letter of intent to form a strategic alliance with Agfa. We are also exploring other potential alliances, joint ventures or other business relationships. Siemens and Agfa are competitors or potential competitors to us in some of our business segments, as well as a competitors or potential competitors to some of our customers or potential customers. Our alliance with Siemens, Agfa or any other person could enhance their business to our detriment or make it more difficult for us to enter into advantageous business transactions or relationships with others. Moreover, we may not be able to:

.. identify appropriate candidates for alliances or joint ventures;

.. assure that any alliance or joint venture candidate will provide us with the support anticipated;

.. successfully negotiate an alliance or joint venture on terms that are advantageous to us; or

.. successfully manage any alliance or joint venture.

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

     In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including efforts at national healthcare reform, trends toward managed care, cuts in Medicare, consolidation of healthcare distribution companies and collective purchasing arrangements by office-based healthcare practitioners. Healthcare reform proposals and medical cost containment measures in the United States and in many foreign countries could:

.. limit the use of our products;

.. reduce reimbursement available for such use; or

.. adversely affect the use of new therapies for which our products may be targeted.

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

     Sales of medical products largely depend on the reimbursement of patients' medical expenses by government healthcare programs and private health insurers. The costs of our products are substantial, and market acceptance of our products depends upon our customers' ability to obtain appropriate levels of reimbursement from third-party payors for use of our products. In the United States, the Centers for Medicare & Medicaid Services, known as CMS, establishes guidelines for the reimbursement of healthcare providers treating Medicare and Medicaid patients. Under current CMS guidelines, varying reimbursement levels have been established for dual-energy X-ray and ultrasound bone density assessment, mammography and other imaging and diagnostic procedures performed by our products. The actual reimbursement amounts are determined by individual state Medicare carriers and, for non-Medicare and Medicaid patients, private insurance carriers. There are often delays between the reimbursement approvals by CMS and by a state Medicare carrier and private insurance carriers. Moreover, states as well as private insurance carriers may choose not to follow the CMS reimbursement guidelines. The use of our products outside the United States is similarly affected by reimbursement policies adopted by foreign regulatory and insurance carriers. A reduction or other adverse change in reimbursement policies for the use of our products could harm our business and prospects.

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

     Our results of operations have been and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including:

.. the overall state of healthcare and cost containment efforts;

.. the development status and demand for drug therapies to treat osteoporosis;

.. the development status and demand for our direct-to-digital imaging products;

.. economic conditions in our markets;

.. foreign exchange rates;

.. the timing of orders;

.. the timing of expenditures in anticipation of future sales;

.. the mix of products sold by us;

.. the introduction of new products and product enhancements by us or our competitors; and

.. pricing and other competitive conditions.

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

     Foreign sales accounted for approximately 33% of our product sales in fiscal 2000 and 28% of our product sales in fiscal 2001 and 20% of product sales in fiscal 2002. We maintain a sales and service office in Belgium and a support office in France. The expenses and sales of these offices are denominated in local currencies. We anticipate that foreign sales and sales denominated in foreign currencies will continue to account for a significant portion of our total sales. Fluctuations in the value of local currencies have caused, and are likely to continue to cause, amounts translated into U.S. dollars to fluctuate in comparison with previous periods. In particular, the continued strength in value of the U.S. dollar to the has resulted in an increase in price for products denominated in those currencies. We believe that these price increases have harmed our ability to compete in these markets. We have hedged our foreign currency exposure by borrowing funds in local European currencies to pay the expenses of our foreign offices. There is a risk that these hedging activities will not be successful in mitigating our foreign exchange risk exposure.

We conduct our business worldwide, which exposes us to a number of difficulties in coordinating our international activities and dealing with multiple regulatory environments.

     We sell our products to customers throughout the world. Our worldwide business may be harmed by:

.. difficulties in staffing and managing operations in multiple locations;

.. greater difficulties in trade accounts receivable collection;

.. possible adverse tax consequences;

.. governmental currency controls;

.. changes in various regulatory requirements;

.. political and economic changes and disruptions;

.. export/import controls; and

.. tariff regulations.

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

We are implementing a new corporate-wide management information system, which if not successful could adversely impact our ability to operate virtually all aspects of our business.

     We are implementing a new corporate-wide management information system. If we fail to implement this system effectively, our ability to operate virtually all aspects of our business could be adversely harmed, including our ability to purchase and schedule inventory, pay vendors, ship products, bill customers and collect receivables.

There is a risk that our insurance will not be sufficient to protect us from product liability or other claims, or that in the future liability insurance will not be available to us at a reasonable cost, if at all.

     Our business involves the risk of product liability and other claims inherent to the medical device business. We maintain product liability insurance subject to deductibles and exclusions. There is a risk that our insurance will not be sufficient to protect us from product and other liability claims, or that product liability insurance will not be available to us at a reasonable cost, if at all. An underinsured or uninsured claim could harm our operating results or financial condition.

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

     The market price of our common stock has been, and may continue to be, highly volatile. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

.. announcements and rumors of developments related to our business, or the industry in which we compete;

.. quarterly fluctuations in our actual or anticipated operating results and order levels;

.. general conditions in the worldwide economy;

.. announcements of technological innovations;

.. new products or product enhancements by us or our competitors;

.. developments in patents or other intellectual property rights and litigation;
  and

.. developments in our relationships with our customers and suppliers.

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

     Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a loan and security agreement with Foothill Capital Corporation (the Foothill Agreement) and a European line of credit. The Foothill Agreement term loan accrues interest at the prime rate plus 1.25% and the European Line of Credit accrues interest at the Europe Interbank Offered Rate plus 1.50%. At September 28, 2002, we had $1.9 million outstanding under the Foothill Agreement and there were no amounts outstanding under the line of credit.

     Substantially all of our sales outside the United States are conducted in U.S. dollar denominated transactions. We operate two European subsidiaries which incur expenses denominated in local currencies. However, we believe that these operating expenses will not harm our business, results of operations or financial condition.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated Financial Statements and Supplementary Data of Hologic are listed under Part IV, Item 15, in this report.

     Arthur Andersen LLP were the independent auditors for us until June 23, 2002. After reasonable efforts, we were unable to obtain from Arthur Andersen LLP the consent required for the incorporation by reference of their report on our consolidated balance sheets as of September 30, 2000 and September 29, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 29, 2001, into registration statements we filed with the Securities and Exchange Commission that are currently effective under the Securities Act of 1933. Accordingly, pursuant to and in reliance upon Rule 437a of the Securities Act of 1933, we are permitted to dispense with the requirement to file their consent. Because Arthur Andersen LLP have not consented to the incorporation by reference of their report, investors may not be able to recover damages against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are included in this report or any omissions to state a material fact required to be stated therein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     A change in independent accountants from Arthur Andersen LLP to Ernst & Young LLP was reported in our current report on Form 8-K dated June 24, 2002.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The additional information required by this item is incorporated by reference to the section entitled "Share Ownership of Directors, Officers and Certain Beneficial Owners" in our Definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

     We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as our fiscal year ended September 28, 2002 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                   NUMBER OF SECURITIES
                            NUMBER OF SECURITIES                                  REMAINING AVAILABLE FOR
                              TO BE ISSUED UPON    WEIGHTED-AVERAGE EXERCISE    FUTURE ISSUANCE UNDER EQUITY
                                 EXERCISE OF          PRICE OF OUTSTANDING     COMPENSATION PLANS (EXCLUDING
                            OUTSTANDING OPTIONS,            OPTIONS,              SECURITIES REFLECTED IN
                             WARRANTS AND RIGHTS      WARRANTS AND RIGHTS               COLUMN (a))
    PLAN CATEGORY                    (a)                      (b)                           (c)
-------------------------   --------------------   -------------------------   -----------------------------
Equity compensation plans         2,222,602                 $ 8.71                        175,787
approved by security
holders(1)

Equity compensation plans         1,492,191                 $ 7.66                        452,537
not approved by security
holders(2)

      Total                       3,714,793                 $ 8.29                        628,324

----------

(1) Includes the following plans: 1986 Combination Stock Option Plan; Amended and Restated 1990 Non-employee Director Stock Option Plan; 1995 Combination Stock Option Plan; Amended and Restated

1999 Equity Incentive Plan; and 2000 Employee Stock Purchase Plan. Also includes the following plans which we assumed in connection with our acquisition of Fluoroscan Imaging Systems in 1996: FluoroScan Imaging Systems, Inc. 1994 Amended and Restated Stock Incentive Plan and FluoroScan Imaging Systems, Inc. 1995 Stock Incentive Plan. For a description of these plans, please refer to Footnote 6 contained in our consolidated financial statements.

(2) Includes the following plans: 1997 Employee Equity Incentive Plan and 2000 Acquisition Equity Incentive Plan. A description of each of these plans is as follows:

     1997 Employee Equity Incentive Plan. The purposes of the 1997 Employee Equity Incentive Plan (the "1997 Plan"), adopted by the Board of Directors in May 1997, are to attract and retain key employees, consultants and advisors, to provide an incentive for them to assist us in achieving long-range performance goals, and to enable such person to participate in our long-term growth. In general, under the 1997 Plan, all employees, consultants, and advisors who are not executive officers or directors are eligible to participate in the 1997 Plan. The 1997 Plan is administered by a committee consisting of at least three members of the Board appointed by the Board of Directors. Participants in the 1997 Plan are eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 1,100,000 shares of our common stock were reserved for issuance under the 1997 Plan. Of the shares reserved for issuance under the 1997 Plan, options to purchase 995,365 shares have been granted and are outstanding and 8,293 shares remain available for grant.

     2000 Acquisition Incentive Plan. The purpose of the 2000 Acquisition Equity Incentive Plan (the "2000 Plan"), adopted by the Board of Directors in April 2001, is to attract and retain (a) employees, consultants and advisors, of newly acquired businesses who have been or are being hired as employees, consultants or advisors of our company or any of our consolidated subsidiaries, and (b) employees, consultants and advisors, of our company who have or are anticipated to provide significant assistance in connection with the acquisition of a newly acquired business or its integration with our company, and to provide such persons an incentive for them to achieve long-range performance goals, and to enable them to participate in our long-term growth. In general, under the 2000 Plan, only employees, consultants and advisors who are not officers or directors of our company are eligible to participate in the 2000 Plan. The 2000 Plan is administered by the Board or, at its option, a committee consisting of at least three members of the Board appointed by the Board of Directors. Participants in the 2000 Plan are eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 1,000,000 shares of our common stock were reserved for issuance under the 2000 Plan. Of the shares reserved for issuance under the 2000 Plan, options to purchase 496,826 shares have been granted and are outstanding and 444,244 shares remain available for grant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference to the sections entitled "Certain Related Transactions" in our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

ITEM 14.  CONTROLS AND PROCEDURES.

     Within the 90-day period prior to the date of this report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the disclosure controls and procedures were effective. Since the date of the evaluation, we have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

       (1)  Financial Statements
            Reports of Independent Public Accountants

            Consolidated Balance Sheets as of September 28, 2002
            and September 29, 2001

            Consolidated Statements of Operations for the years ended September 28, 2002, September 29, 2001 and September 30, 2000

            Consolidated Statements of Stockholders' Equity for the years ended September 28, 2002, September 29, 2001 and September 30, 2000

            Consolidated Statements of Cash Flows for the years ended September 28, 2002, September 29, 2001 and September 30, 2000

            Notes to Consolidated Financial Statements

       (2)  Financial Statement Schedules

            All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

       (3)  Listing of Exhibits

Exhibit
Number                                                                                              Reference
----------                                                                                          ----------
2.01     Asset Purchase and Sale Agreement Among Trex Medical Systems
          Corporation, Trex Medical Corporation, ThermoTrex Corporation and
          Thermo Electron Corporation and Hologic, Inc. dated August 13, 2000                       L-2
3.01     Certificate of Incorporation of Hologic                                                    A-3.01
3.02     Amendment to Certificate of Incorporation of Hologic                                       F-3.03
3.03     By-laws of Hologic                                                                         A-3.02
4.01     Specimen Certificate for Shares of Hologic's Common Stock                                  B-1
4.02     Description of Capital Stock  (Contained in the Certificate of
          Incorporation of Hologic, as Amended, Filed as Exhibits 3.01 and 3.02).                   A-3.01; F-3.03
4.03     Rights Agreement dated December 22, 1992                                                   C-1
4.04     Form of Rights Certificate                                                                 C-2
4.05     Amendment No. 1 to Rights Agreement, dated as of December 13, 1995                         G-4.01
4.06     Amendment No. 2 to Rights Agreement, dated as of December 9, 1996                          G-4.02
4.07     Amendment No. 3 to Rights Agreement, dated as of April 25, 1999                            J-4.03
4.08     Rights Agreement dated September 17, 2002                                                  Q-4
4.09     Form of Rights Certificate                                                                 Q-4
10.01    1986 Combination Stock Option Plan, as Amended                                             E-10.07*
10.02    Amended and Restated 1990 Non-Employee Director Stock Option Plan                          F-10.26*
10.03    1995 Combination Stock Option Plan                                                         F-10.25*
10.04    Amended and Restated 1999 Equity Incentive Plan                                            I-10*
10.05    1997 Employee Equity Incentive Plan                                                        H-99
10.06    2000 Acquisition Equity Incentive Plan                                                     P-10.05
10.07    2000 Employee Stock Purchase Plan                                                          O-99.3*
10.08    Form of Indemnification Agreement for Directors and Certain Officers of Hologic            A-10.12*
10.09    Employment Agreement with an Officer of Hologic                                            D-10.22*

10.10    Severance Agreement with an Officer of Hologic                                             K-10.08*
10.11    Severance Agreement with an Officer of Hologic                                             K-10.09*
10.12    Severance Agreement with an Officer of Hologic                                             K-10.23*
10.13    Severance Agreement with an Officer of Hologic                                             P-10.11*
10.14    Employment Letter to an Officer of Hologic                                                 P-10.12*
10.15    Promissory Note to an Officer of Hologic                                                   P-10.13*
10.16    Form of Officer Separation Agreement including List of Officers to Whom Provided           P-10.14*
10.17    Supply Agreement                                                                           N-10.27
10.18    Facility Lease (Danbury)                                                                   M-10.14
10.19    Loan and Security Agreement                                                                P-10.25
10.20    Parent Pledge Agreement                                                                    P-10.26
10.21    Guaranty and Security Agreement                                                            P-10.27
10.22    Mortgage and Security Agreement                                                            P-10.28
10.23    First Amendment to the Loan and Security Agreement                                         P-10.29
10.24    Bill of Sale (Danbury and Bedford)                                                         filed herewith
10.25    Deed (Danbury)                                                                             filed herewith
10.26    Deed (Bedford)                                                                             filed herewith
10.27    Lease Agreement (Danbury and Bedford)                                                      filed herewith
10.28    Settlement and Waiver Agreement with an Officer of Hologic                                 filed herewith
16.01    Letter Regarding Change in Certifying Public Accountant                                    R-16*
21.01    Significant Subsidiaries of Hologic                                                        filed herewith
23.01    Consent of Ernst & Young LLP                                                               filed herewith
99.1     CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002                          filed herewith
99.2     CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002                          filed herewith

----------
*  Management compensation plan or arrangement

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

F We previously filed this exhibit on May 14, 1996, with the referenced exhibit number as an exhibit to our 1996 Second Quarter Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 30, 1996, and the previously filed exhibit is incorporated herein by reference.

G We previously filed this exhibit on January 17, 1997 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A/A (SEC File No. 000-18281), and the previously filed exhibit is incorporated herein by reference.

H We previously filed this exhibit on August 20, 1997 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-8 (SEC File No. 333-34003), and the previously filed exhibit is incorporated herein by reference.

I We previously filed this exhibit on May 11, 1999 with the referenced exhibit number as an exhibit to our 1999 Second Quarter Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 27, 1999, and the previously filed exhibit is incorporated herein by reference.

J We previously filed this exhibit on May 20, 1999 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A/A (SEC File No. 000-18281), and the previously filed exhibit is incorporated herein by reference.

K We previously filed this exhibit on December 23, 1999 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 25, 1999, and the previously filed exhibit is incorporated by reference.

L We previously filed this exhibit on October 2, 2000 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of September 15, 2000, and the previously filed exhibit is incorporated herein by reference.

M Trex Medical Corporation previously filed this exhibit with the referenced exhibit number as an Exhibit to its Registration Statement on Form S-1 (Reg. No. 333-2926), and the previously filed exhibit is incorporated by reference.

N We previously filed this exhibit on December 22, 2000 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 30, 2000, and the previously filed exhibit is incorporated by reference.

O We previously filed this exhibit on May 2, 2001 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-8 (SEC File No. 333-60046), and the previously filed exhibit is incorporated herein by reference.

P We previously filed this exhibit on December 12, 2001 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 29, 2001, and the previously filed exhibit is incorporated by reference.

Q We previously filed this exhibit on September 17, 2002 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A (SEC File No. 000-18281), and the previously filed exhibit is incorporated herein by reference.

R We previously filed this exhibit on June 27, 2002 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of June 27, 2002, and the previously filed exhibit is incorporated herein by reference.

(b)  Reports on Form 8-K.

     The following Current Report on Form 8-K was filed by the registrant during the last quarter of the period covered by this report:

     Current Report on Form 8-K filed on September 26, 2002 regarding shareholder rights agreement.

(d)  Financial Statement Schedules.

     The financial statement schedules required are included as part of Item (2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HOLOGIC, INC.

                                         By:  /s/ John W. Cumming
                                              ----------------------------------
                                                   JOHN W. CUMMING
                                                   Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer
Dated:  December 23, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                                 TITLE                                  DATE
      ---------                                 -----                                  ----
/s/ John W. Cumming               Chairman of the Board,
-------------------------------   President and Chief Executive Officer         December 23, 2002
         JOHN W. CUMMING          (Principal Executive Officer)

/s/ Glenn P. Muir                 Director, Executive Vice President
-------------------------------   Finance and Administration and                December 23, 2002
          GLENN P. MUIR           Treasurer (Principal Financial Officer)


/s/ Jay A. Stein                  Chairman Emeritus and
-------------------------------   Chief Technical Officer                       December 23, 2002
          JAY A. STEIN

/s/ Robert H. Lavallee            Vice President, Corporate Controller
-------------------------------   (Principal Accounting Officer)                December 23, 2002
        ROBERT H. LAVALLEE

/s/ Irwin Jacobs                  Director                                      December 23, 2002
-------------------------------
          IRWIN JACOBS

/s/ William A. Peck               Director                                      December 23, 2002
-------------------------------
         WILLIAM A. PECK

/s/ Gerald Segel                  Director                                      December 23, 2002
-------------------------------
          GERALD SEGEL

/s/ Elaine Ullian                 Director                                      December 23, 2002
-------------------------------
         ELAINE ULLIAN

                                  CERTIFICATION

I, John W. Cumming, Chief Executive Officer of Hologic, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Hologic, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/ John W. Cumming
John W. Cumming
Chief Executive Officer

                                  CERTIFICATION

I, Glenn P. Muir, Chief Financial Officer of Hologic, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Hologic, Inc., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/ Glenn P. Muir
Glenn P. Muir
Chief Financial Officer

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hologic, Inc.
Years ended September 28, 2002, September 29, 2001 and September 30, 2000

                                Hologic, Inc.

                    Audited Consolidated Financial Statements

    Years ended September 28, 2002, September 29, 2001 and September 30, 2000

                                    CONTENTS

Report of Independent Auditors...............................................F-1
Report of Independent Public Accountants.....................................F-2

Audited Financial Statements

Consolidated Balance Sheets..................................................F-3
Consolidated Statements of Operations........................................F-4
Consolidated Statements of Stockholders' Equity..............................F-5
Consolidated Statements of Cash Flows........................................F-7
Notes to Consolidated Financial Statements...................................F-9

                         Report of Independent Auditors

To Hologic, Inc.:

We have audited the accompanying consolidated balance sheet of Hologic, Inc. (a Delaware corporation) and subsidiaries as of September 28, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 28, 2002. The financial statements of Hologic, Inc. as of September 29, 2001 and for each of the two years in the period ended September 29, 2001 were audited by other auditors who have ceased operations and whose report dated December 8, 2001, expressed an unqualified opinion on those statements, before the restatement adjustments described in Note 2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hologic, Inc. and subsidiaries as of September 28, 2002 and the results of their operations and their cash flows for the year ended September 28, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Hologic, Inc. as of September 29, 2001, and for each of the two years then ended were audited by other auditors who have ceased operations. As described in Note 2, in 2002, the Company changed the composition of its reportable segments, adopted Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Costs, early-adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, separately reported service and other revenues and cost of revenues from product sales and cost of sales and reclassified certain selling and marketing expenses to cost of service revenues. The 2001 and 2000 financial statements have been revised to conform to the 2002 composition of reportable segments and to reflect the 2002 presentation of revenues and cost of revenues. These financial statements have also been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of September 30, 2001.

We audited the adjustments that were applied to revise the disclosures for reportable segments, shipping and handling costs, service and other revenues and cost of service and other revenues reflected in the 2001 and 2000 financial statements. With respect to reportable segments, our procedures included (a) agreeing the adjusted amounts of segment revenues, operating income, assets, depreciation and amortization and capital expenditures to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. Our audit procedures with respect to the goodwill disclosures in
Note 2 relating to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense recognized in 2001 related to goodwill, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, such adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

                                                           /s/ Ernst & Young LLP

Boston, Massachusetts,
November 8, 2002

THIS REPORT IS A CONFORMED COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY THAT FIRM.

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

                                                         /s/ Arthur Andersen LLP

Boston, Massachusetts
December 8, 2001

ARTHUR ANDERSEN LLP WERE THE INDEPENDENT AUDITORS FOR HOLOGIC, INC. UNTIL JUNE 23, 2002. AFTER REASONABLE EFFORTS, HOLOGIC WAS UNABLE TO OBTAIN FROM ARTHUR ANDERSEN LLP THE CONSENT REQUIRED FOR THE INCORPORATION BY REFERENCE OF THEIR REPORT ON HOLOGIC'S CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2000 AND SEPTEMBER 29, 2001, AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY AND CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 29, 2001, INTO REGISTRATION STATEMENTS FILED BY HOLOGIC, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ARE CURRENTLY EFFECTIVE UNDER THE SECURITIES ACT OF 1933. ACCORDINGLY, PURSUANT TO AND IN RELIANCE UPON RULE 437A OF THE SECURITIES ACT OF 1933, HOLOGIC IS PERMITTED TO DISPENSE WITH THE REQUIREMENT TO FILE THEIR CONSENT. BECAUSE ARTHUR ANDERSEN LLP HAVE NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF THEIR REPORT, INVESTORS MAY NOT BE ABLE TO RECOVER DAMAGES AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933 FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP THAT ARE INCLUDED IN THIS REPORT OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

                                  Hologic, Inc.

                           Consolidated Balance Sheets

                      (In thousands, except per share data)

                                                                         SEPTEMBER 28,   SEPTEMBER 29,
                                                                             2002            2001
                                                                         -------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $      45,836   $      12,754
   Accounts receivable, less reserves of $4,565 and $4,668,
    respectively                                                                39,568          42,227
   Inventories                                                                  37,855          39,285
   Prepaid expenses and other current assets                                    14,811           5,309
                                                                         -------------   -------------
Total current assets                                                           138,070          99,575
                                                                         -------------   -------------

Property and equipment, at cost:
   Land                                                                          1,500          12,203
   Buildings and improvements                                                   13,387          36,556
   Equipment                                                                    27,112          23,191
   Furniture and fixtures                                                        3,607           3,678
   Leasehold improvements                                                        1,684           1,571
                                                                         -------------   -------------
                                                                                47,290          77,199
   Less--accumulated depreciation and amortization                              17,910          17,143
                                                                         -------------   -------------
                                                                                29,380          60,056
                                                                         -------------   -------------
Intangible assets:
   Patented technology, net of accumulated amortization of $4,705
    and $3,402, respectively                                                     2,529           3,741
   Developed technology and know-how, net of accumulated amortization
    of $1,903 and $991, respectively                                             7,248           8,160
   Goodwill, net of accumulated amortization of $592                             5,989           5,989
                                                                         -------------   -------------
                                                                                15,766          17,890
                                                                         -------------   -------------

Deferred income taxes, net                                                           -          16,516
Other assets, net                                                                1,059           1,082


Total assets                                                             $     184,275   $     195,119
                                                                         =============   =============

LIABILITIES
Current liabilities:
   Lines of credit                                                       $           -   $       1,998
   Current portion of note payable                                                 480             485
   Accounts payable                                                             10,929          18,152
   Accrued expenses                                                             18,935          25,507
   Deferred revenue                                                              9,254           8,754
                                                                         -------------   -------------
Total current liabilities                                                       39,598          54,896
                                                                         -------------   -------------

Notes payable, net of current portion                                            2,268          28,416
                                                                         -------------   -------------

Commitments and contingencies (Notes 9 and 13)

Stockholders' equity:
   Preferred stock, $0.01 par value-1,623 shares authorized; 0 shares
    issued                                                                           -               -
   Common stock, $0.01 par value-30,000 shares authorized; 19,461 and
    15,670 shares issued, respectively                                             195             157
   Capital in excess of par value                                              141,405         111,300
   Retained earnings                                                             3,150           2,971
   Accumulated other comprehensive loss                                         (1,877)         (2,157)
   Treasury stock, at cost--45 shares                                             (464)           (464)
                                                                         -------------   -------------
Total stockholders' equity                                                     142,409         111,807
                                                                         -------------   -------------


Total liabilities and stockholders' equity                               $     184,275   $     195,119
                                                                         =============   =============

See accompanying notes.

                                  Hologic, Inc.

                      Consolidated Statements of Operations

                      (In thousands, except per share data)

                                                                                          YEARS ENDED
                                                                         SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 30,
                                                                              2002           2001            2000
                                                                         -------------   -------------   -------------
Revenues:
   Product sales                                                         $     148,834   $     137,977   $      76,178
   Service and other revenue                                                    41,358          42,219          18,159
                                                                         -------------   -------------   -------------
                                                                               190,192         180,196          94,337
                                                                         -------------   -------------   -------------
Costs and expenses:
   Cost of product sales                                                        84,230          85,712          46,728
   Cost of service and other revenue                                            34,146          33,734          18,726
   Research and development                                                     20,362          23,328          17,178
   In-process research and development                                               -               -           5,000
   Selling and marketing                                                        28,319          33,858          22,623
   General and administrative                                                   18,908          20,852          16,441
   Restructuring and nonrecurring                                                2,070           1,518               -
                                                                         -------------   -------------   -------------
                                                                               188,035         199,002         126,696
                                                                         -------------   -------------   -------------
Income (loss) from operations                                                    2,157         (18,806)        (32,359)

Interest income                                                                    573           1,027           3,567
Interest/other expense                                                          (2,980)         (2,902)           (227)
                                                                         -------------   -------------   -------------
Loss before (benefit) provision for income taxes                                  (250)        (20,681)        (29,019)
(Benefit) provision for income taxes                                              (429)            169         (10,400)
                                                                         -------------   -------------   -------------

Net income (loss)                                                        $         179   $     (20,850)  $     (18,619)
                                                                         =============   =============   =============
Net income (loss) per common share:
   Basic                                                                 $        0.01   $       (1.35)  $       (1.22)
                                                                         =============   =============   =============
   Diluted                                                               $        0.01   $       (1.35)  $       (1.22)
                                                                         =============   =============   =============

Weighted average number of common shares outstanding:
   Basic                                                                        18,419          15,475          15,320
                                                                         =============   =============   =============

   Diluted                                                                      19,192          15,475          15,320
                                                                         =============   =============   =============

See accompanying notes.

                                  Hologic, Inc.

                 Consolidated Statements of Stockholders' Equity

                      (In thousands, except per share data)

                                               COMMON STOCK
                                      -------------------------------     CAPITAL IN
                                         NUMBER OF         $0.01           EXCESS OF        RETAINED
                                          SHARES         PAR VALUE         PAR VALUE        EARNINGS
                                      --------------   --------------   --------------   --------------
Balance at September 25, 1999                 15,303   $          153   $      109,624   $       42,440
   Exercise of stock options                      13                -               49                -
   Stock issued for employee
    compensation                                  12                -               61                -
   Issuance of common stock under
    employee stock purchase plan                  91                1              499                -
   Net loss                                        -                -                -          (18,619)
   Translation adjustments                         -                -                -                -
                                      --------------   --------------   --------------   --------------

Comprehensive loss

Balance at September 30, 2000                 15,419              154          110,233           23,821
   Exercise of stock options                     128                1              469                -
   Stock issued for employee
    compensation                                  25                1              165                -
   Issuance of common stock under
    employee stock purchase plan                 100                1              433                -
   Net loss                                        -                -                -          (20,850)
Translation adjustments                            -                -                -                -
                                      --------------   --------------   --------------   --------------

Comprehensive loss

                                               TREASURY STOCK            ACCUMULATED
                                      -------------------------------       OTHER            TOTAL        COMPREHENSIVE
                                        NUMBER OF                       COMPREHENSIVE     STOCKHOLDERS'      INCOME
                                          SHARES          AMOUNT             LOSS            EQUITY          (LOSS)
                                      --------------   --------------   --------------   --------------   --------------
Balance at September 25, 1999                     45   $         (464)  $       (1,331)  $      150,422   $            -
   Exercise of stock options                       -                -                -               49                -
   Stock issued for employee
    compensation                                   -                -                -               61                -
   Issuance of common stock under
    employee stock purchase plan                   -                -                -              500                -
   Net loss                                        -                -                -          (18,619)         (18,619)
   Translation adjustments                         -                -             (841)            (841)            (841)
                                      --------------   --------------   --------------   --------------   --------------

Comprehensive loss                                                                                        $      (19,460)
                                                                                                          ==============

Balance at September 30, 2000                     45             (464)          (2,172)         131,572                -
   Exercise of stock options                       -                -                -              470                -
   Stock issued for employee
    compensation                                   -                -                -              166                -
   Issuance of common stock under
    employee stock purchase plan                   -                -                -              434                -
   Net loss                                        -                -                -          (20,850)         (20,850)
Translation adjustments                            -                -               15               15               15
                                      --------------   --------------   --------------   --------------   --------------
Comprehensive loss                                                                                        $      (20,835)
                                                                                                          ==============

                                  Hologic, Inc.

                      (In thousands, except per share data)

                                               COMMON STOCK
                                      -------------------------------     CAPITAL IN
                                         NUMBER OF         $0.01           EXCESS OF        RETAINED
                                          SHARES         PAR VALUE         PAR VALUE        EARNINGS
                                      --------------   --------------   --------------   --------------
Balance at September 29, 2001                 15,670              157          111,300            2,971
   Sale of common stock, net of
    issuance costs of $2,220                   3,000               30           24,750                -
   Exercise of stock options                     595                6            4,203                -
   Stock issued for employee
    compensation                                 140                1              801                -
   Issuance of common stock under
    employee stock purchase plan                  56                1              351                -
Net income                                         -                -                -              179
Translation adjustments                            -                -                -                -
                                      --------------   --------------   --------------   --------------

Comprehensive income

Balance at September 28, 2002                 19,461   $          195   $      141,405   $        3,150
                                      ==============   ==============   ==============   ==============

                                               TREASURY STOCK            ACCUMULATED
                                      -------------------------------       OTHER            TOTAL        COMPREHENSIVE
                                        NUMBER OF                       COMPREHENSIVE     STOCKHOLDERS'      INCOME
                                         SHARES           AMOUNT            LOSS             EQUITY          (LOSS)
                                      --------------   --------------   --------------   --------------   --------------
Balance at September 29, 2001                     45             (464)          (2,157)         111,807                -
   Sale of common stock, net of
    issuance costs of $2,220                       -                -                -           24,780                -
   Exercise of stock options                       -                -                -            4,209                -
   Stock issued for employee
    compensation                                   -                -                -              802                -
   Issuance of common stock under
    employee stock purchase plan                   -                -                -              352                -
Net income                                         -                -                -              179              179
Translation adjustments                            -                -              280              280              280
                                      --------------   --------------   --------------   --------------   --------------

Comprehensive income                                                                                      $          459
                                                                                                          ==============

Balance at September 28, 2002                     45   $         (464)  $       (1,877)  $      142,409
                                      ==============   ==============   ==============   ==============


See accompanying notes.

                                  Hologic, Inc.

                      Consolidated Statements of Cash Flows

                      (In thousands, except per share data)

                                                                                    YEARS ENDED
                                                                   SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 30,
                                                                       2002            2001            2000
                                                                   -------------   -------------   -------------
OPERATING ACTIVITIES
Net income (loss)                                                  $         179   $     (20,850)  $     (18,619)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation                                                            5,395           6,189           3,556
   Amortization                                                            2,081           2,546             864
   Noncash interest expense                                                  187               -               -
   Reversal of previously recorded Trex reserves                               -          (2,004)              -
   Deferred income taxes                                                   3,896             293         (10,546)
   Loss on sale/leaseback                                                     93               -               -
   Acquired in-process research and development                                -               -           5,000
   Compensation expense related to issuance of common stock and
    stock options                                                              -             968             105
   Noncash interest expense                                                    -               -               -
   Changes in assets and liabilities, net of impact of
    businesses acquired in 2000
      Accounts receivable                                                  3,040           7,859           2,190
      Inventories                                                          1,641           2,310             836
      Prepaid expenses and other current assets                            1,998          (2,098)          4,605
      Accounts payable                                                    (7,290)          4,698           3,104
      Accrued expenses                                                    (4,695)         (7,173)          6,189
      Deferred revenue                                                       436          (2,989)          2,039
                                                                   -------------   -------------   -------------
Net cash provided by (used in) operating activities                        6,961         (10,251)           (677)
                                                                   -------------   -------------   -------------

INVESTING ACTIVITIES
Purchases of held-to-maturity investments                                      -               -         (20,938)
Proceeds from maturities of investment securities                              -               -          50,074
Proceeds from settlement of Trex purchase price                                -             932               -
Purchase of businesses, net of cash acquired                                   -               -         (30,198)
Proceeds from sale/leaseback, net of costs                                31,372               -               -
Purchase of property and equipment                                        (6,138)         (4,330)         (5,821)
Increase in other assets                                                    (122)         (1,259)         (5,218)
                                                                   -------------   -------------   -------------
Net cash provided by (used in) investing activities                       25,112          (4,657)        (12,101)
                                                                   -------------   -------------   -------------

FINANCING ACTIVITIES
(Repayments) borrowings  under lines of credit                            (2,150)          1,610            (715)
Issuance of note payable                                                      24           2,360               -
Repayments of note payable                                               (26,177)             (9)              -
Net proceeds from sale of common stock                                    29,341             904             549
                                                                   -------------   -------------   -------------
Net cash provided by (used in) financing activities                        1,038           4,865            (166)
                                                                   -------------   -------------   -------------

Effect of exchange rate changes on cash                                      (29)             19            (786)
                                                                   -------------   -------------   -------------
Net increase (decrease) in cash and cash equivalents                      33,082         (10,024)        (13,730)

                                  Hologic, Inc.

                      (In thousands, except per share data)

                                                                                    YEARS ENDED
                                                                   SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 30,
                                                                       2002            2001            2000
                                                                   -------------   -------------   -------------
Cash and cash equivalents, beginning of period                            12,754          22,778          36,508
                                                                   -------------   -------------   -------------
Cash and cash equivalents, end of period                           $      45,836   $      12,754   $      22,778
                                                                   =============   =============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for income taxes                    $         236   $         166   $         199
                                                                   =============   =============   =============
   Cash paid during the period for interest                        $       3,072   $       2,933   $          38
                                                                   =============   =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
     Stock issued for employee compensation                        $         802   $           -   $          61
                                                                   =============   =============   =============
     Issuance of Note Payable to Fleet Business Credit Corp. for
      litigation settlement                                        $           -   $       1,550   $           -
                                                                   =============   =============   =============

Purchase of Businesses, net of cash acquired:
   Fair value of assets acquired                                   $           -   $           -   $      57,050
   Liabilities assumed                                                         -               -         (25,270)
   Cost in excess of net assets acquired                                       -               -          19,220
   In-process research and development cost acquired                           -               -           5,000
   Cash paid                                                                   -               -         (30,000)
   Acquisition costs incurred                                                  -               -          (1,000)
                                                                   -------------   -------------   -------------
Fair value of stock/note payable issued                            $           -   $           -   $      25,000
                                                                   =============   =============   =============

See accompanying notes.

                                  Hologic, Inc.

                   Notes to Consolidated Financial Statements

                               September 28, 2002

                      (In thousands, except per share data)

1.   OPERATIONS

Hologic, Inc. (the Company or Hologic) is engaged in the development, manufacture and distribution of diagnostic and medical imaging systems primarily serving the healthcare needs of women. The Company's core women's healthcare business units are focused on bone densitometry, mammography and breast biopsy and on developing a direct-to-digital X-ray mammography system.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements.

The Company believes that a critical accounting policy is one that is both important to the portrayal of the Company's financial condition and results and requires managements most difficult, subjective or complex judgments, often as the result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of the Company's consolidated financial statements: Inventory, Allowance for Doubtful Accounts, Revenue Recognition, Income Taxes, and Lease accounting.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

The Company's fiscal year ends on the last Saturday in September. Fiscal 2002, 2001 and 2000 ended on September 28, 2002, September 29, 2001 and September 30, 2000, respectively.

                                  Hologic, Inc.

                      (In thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including a recent history of pre-tax losses, early stage of development of direct-to-digital products, rapid technological changes, competition, limited number of suppliers, customer concentration, integration of acquisitions, government regulations, management of international activities and dependence on key individuals.

CASH AND CASH EQUIVALENTS

The Company considers its highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at September 28, 2002 and September 29, 2001 are approximately $259 and $541, respectively, of securities purchased under agreements to resell. The securities purchased under agreements to resell are collateralized by U.S. government securities. At September 28, 2002 and September 29, 2001 the Company's other cash equivalents consisted of money market accounts.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, trade accounts receivable and long-term receivables. The Company's credit risk is managed by investing its cash and cash equivalents in high-quality money market instruments and securities of the U.S. government and its agencies. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the X-ray and medical devices industry. Due to these factors, no significant additional credit risk, beyond amounts provided for, is believed by management to be inherent in the Company's accounts receivable.

                                  Hologic, Inc.

                      (In thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company utilizes a distributor in the United States for certain product lines. This distributor had amounts due to the Company of approximately $7,775 and $6,969 as of September 28, 2002 and September 29, 2001, respectively, and accounted for 23.8% and 20.3% of product revenues for fiscal 2002 and 2001, respectively. There were no other customers with balances greater than 10% of accounts receivable as of September 28, 2002 or September 29, 2001 or customers that represented greater than 10% of product revenues for fiscal 2002 and 2001, respectively. During the year ended September 30, 2000, no individual customers represented greater than 10% of revenue.

In prior years, the Company financed certain sales to Latin American customers over two to three years. The economic and currency related uncertainties in these countries may increase the likelihood of nonpayment. As a result, the Company increased its bad debt reserve during fiscal 2000; no additional amounts were required in fiscal 2001 and 2002.

DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments mainly consist of cash, accounts receivable, lines of credit, long-term receivables, accounts payable and notes payable. The carrying amounts of the Company's cash equivalents, accounts receivable, lines of credit and accounts payable approximate fair value due to the short-term nature of these instruments. The notes payable to Foothill Capital Corporation and Fleet Business Credit, LLC have variable interest rates and, therefore, fluctuate based on market conditions. As of September 28, 2002, the fair values of the notes payable approximate their carrying amounts based on comparable market terms and conditions.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                      SEPTEMBER 28,    SEPTEMBER 29,
                                          2002             2001
                                      -------------    -------------
Raw materials and work-in-process     $      30,637    $      27,421
Finished goods                                7,218           11,864
                                      -------------    -------------

                                      $      37,855    $      39,285
                                      =============    =============

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

                                  Hologic, Inc.

                      (In thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

The Company provides for depreciation and amortization by charges to operations, using the straight-line method, which allocate the cost of property and equipment over the following estimated useful lives:

ASSET CLASSIFICATION                      ESTIMATED USEFUL LIFE
-----------------------------------------------------------------------

Buildings and improvements                       40 years
Equipment                                       3-8 years
Furniture and fixtures                          5-7 years
Leasehold improvements                 Shorter of Life of Lease or
                                          Estimated Useful Life

The Company applies the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expenses. The Company has capitalized $2,280 during fiscal 2002 related to a company-wide Enterprise Resource Planning (ERP) systems implementation project and has included these amounts in equipment in the accompanying consolidated balance sheet. The Company will begin to amortize such costs at such time the ERP system is operational, which is anticipated to be during the first fiscal quarter of 2003.

In September 2002, the Company completed a sale/leaseback of its Bedford, Massachusetts and Danbury, Connecticut facilities, resulting in a loss of $93, which is included in interest/other expense in the accompanying consolidated statement of operations. Under the terms of the sale/leaseback, the Company entered into a 20-year operating lease agreement for the facilities requiring annual rent payments of $3,156, in addition to all operating costs.

In applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, certain judgments and estimates must be made to determine if the agreement should be accounted for as a capital or operating lease. Most significant is the determination of the Company's incremental borrowing rate in calculating the present value of minimum lease payments in the event the rate implicit in the lease is unknown. In order for a lease agreement to be accounted as an operating lease, among other

                                  Hologic, Inc.

                      (In thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

requirements, the present value of the minimum lease payments may not be greater than 90% of the fair value of the leased asset. In determining the Company's incremental borrowing rate management considered, among other things, quotes obtained from several lenders assuming the Company was financing a purchase of the facility.

LONG-LIVED ASSETS

The Company assesses the realizability of its long-lived assets, including intangible assets except goodwill, in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. To date, the Company has not identified any impairments requiring adjustment.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill is no longer be amortized, instead goodwill is reviewed for impairment annually, at a minimum, by applying a fair-value-based test. The Company early adopted this statement effective in the first quarter in the fiscal year ended September 2002. Accordingly, the Company reclassified the net book value of assembled workforce of approximately $1,586 to goodwill and ceased amortization of all goodwill.

During the second quarter of fiscal 2002, the Company engaged an independent appraiser, experienced in conducting these impairment tests, to complete the fair value based test of the Company's goodwill as of September 30, 2001, the first day of fiscal 2002. Based on the results of this test, goodwill was deemed not to be impaired for fiscal 2002. The Company has determined that the appraisal completed in the second quarter will serve as its first annual test as well.

                                  Hologic, Inc.

                      (In thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Unaudited adjusted net income (loss) and earnings (loss) per share, assuming the adoption of Statement 142 occurred on October 1, 2000 are as follows:

                                            TWELVE MONTHS ENDED
                                      SEPTEMBER 28,    SEPTEMBER 29,
                                          2002             2001
                                      -------------    -------------
Reported net income (loss)            $         179    $     (20,850)
Add back: Goodwill and assembled
 workforce amortization                           -              549
                                      -------------    -------------

Adjusted net income (loss)            $         179    $     (20,301)
                                      =============    =============

Basic earnings per share:
   Reported net income (loss)         $        0.01    $       (1.35)
Goodwill and assembled workforce
 amortization                                     -             0.04
                                      -------------    -------------

Adjusted net income (loss)            $        0.01    $       (1.31)
                                      =============    =============

Diluted earnings per share:
   Reported net income (loss)         $        0.01    $       (1.35)
Goodwill and assembled workforce
 amortization                                     -             0.04
                                      -------------    -------------
Adjusted net income (loss)            $        0.01    $       (1.31)
                                      =============    =============

DEFERRED FINANCING COSTS

Included in other assets in the accompanying balance sheets as of September 28, 2002 and September 29, 2001 are deferred financing costs of approximately $441 and $393, respectively, related to the Company's closing of the credit facility with Foothill Capital Corporation (see Note 4.) The Company is amortizing these amounts to interest expense over a three-year period, which approximates the level yield method. The Company amortized $187 and $0 to interest expense related to these amounts during the years ended September 28, 2002 and September 29, 2001, respectively.

                                  Hologic, Inc.

                      (In thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Transaction gains and losses in fiscal 2002, 2001 and 2000 were not significant.

REVENUE RECOGNITION

The Company recognizes product revenue upon shipment, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, collection of the resulting receivable is probable and only perfunctory Company obligations included in the arrangement remain to be completed. The Company recognizes product revenue upon the completion of installation for shipments that require more than perfunctory obligations at the time of shipment, specifically for our digital imaging systems. A provision is made at that time for estimated warranty costs to be incurred.

In connection with a fee-per-scan program with a leasing company for certain products, the Company entered into a remarketing agreement whereby it agreed to perform certain remarketing activities on a best efforts basis. The Company agreed to perform these activities to help recover any losses incurred by the leasing company up to 10% of the total fee-per-scan contracts funded. The leasing company purchased all such products covered under these contracts from the Company. The Company had reserved for potential losses under these contracts by deferring revenue in an amount equal to 10% of the contracts funded. This program was terminated in fiscal 1999 (see Notes 10 and 13).

Service revenues primarily consist of fee-per-scan revenues, amounts recorded under maintenance contracts and repairs not covered under warranty as well as shipping and handling costs billed to customers. Fee-per-scan revenues have been recorded as the fees are collected. Maintenance contract revenues are recognized ratably over the term of the contract. Other service revenues are recorded when the services are completed.

                                  Hologic, Inc.

                      (In thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

Research and development costs are charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company believes that once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level are not significant.

NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share are presented in conformity with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net loss per share in 2000 and 2001 is computed in the same way as basic, as all common equivalent shares are considered antidilutive due to the Company's net loss position.

Basic and diluted weighted average common shares for 2002 are as follows (in thousands):

Basic weighted average common shares outstanding              18,419
Weighted average common equivalent shares                        773
                                                       -------------
Diluted weighted average common shares outstanding            19,192
                                                       =============

Dilutive weighted average shares outstanding do not include 1,071, 3,367 and 2,712 common-equivalent shares for the end of fiscal years 2002, 2001 and 2000, respectively, as their effect would have been antidilutive.

DERIVATIVE FINANCIAL INSTRUMENTS

At September 28, 2002 and September 29, 2001, the Company had no derivative financial instruments.

Reclassifications

In September 2001, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-10, Accounting for Shipping and Handling Costs, relating to the accounting for shipping and handling costs billed to customers. In accordance with Issue No. 00-10, all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earning for the goods provided and should be classified as revenue in the statement of operations. The Company has historically accounted for reimbursements received for shipping and handling costs as a reduction to cost of service and other revenue in the statement of operations to offset the costs incurred. The Company has adopted Issue No. 00-10 in financial reporting periods beginning after September 29, 2001. Accordingly, comparative financial statements herein for prior periods have been reclassified to comply with the guidance in Issue No. 00-10. During the years ended September 28, 2002, September 29, 2001 and September 30, 2000, the amounts billed to customers totaled $1,412, $1,705 and $591, respectively, which has been reflected as service and other revenues and cost of service and other revenues in accordance with Issue No. 00-10 in the accompanying statements of operations for all periods presented.

During 2002, the Company began to separately report Service and Other Revenue from Product Sales and to separately report Cost of Service and Other Revenue from Cost of Product Sales. In addition, in 2002 the Company began reporting certain Selling and Marketing Expenses as Costs of Service and Other Revenue. Prior-period amounts have been reclassified to conform with the current-period presentation. The following is a summary of such reclassifications.

                                                    Year End
                                           ----------------------------
                                           September 29,  September 30,
                                                2001         2000
                                           -------------  -------------
        Product Sales:
          As previously reported             $ 175,908     $  90,864
          Less - Service revenues              (37,931)      (14,686)
                                           -------------  -------------
          As revised                         $ 137,977     $  76,178
                                           -------------  -------------

        Service and Other Revenue:
          As previously reported             $   2,583     $   2,882
          Add - Service revenues                37,931        14,686
          Add - Shipping and handling fees       1,705           591
                                           -------------  -------------
          As revised                         $  42,219     $  18,159
                                           -------------  -------------
2. Summary of Significant Accounting Policies (continued)

                                                   Year End
                                           ----------------------------
                                           September 29,  September 30,
                                               2001          2000
                                           -------------  -------------
        Cost of Product Sales:
          As previously reported             $116, 177     $  63,604
          Less - Cost of service revenues      (30,465)      (16,876)
                                           -------------  -------------
          As revised                         $  85,712     $  46,728
                                           -------------  -------------

        Cost of Service and Other Revenue:
          As previously reported             $       -     $       -
          Add - Cost of service revenues        30,465        16,876
          Add - Shipping and handling fees       1,705           591
          Add - Application services costs       1,564         1,259
                                           -------------  -------------
          As revised                         $  33,734     $  18,726
                                           -------------  -------------
        Selling and Marketing Expenses:
          As previously reported             $  35,422     $  23,882
          Less - Application service costs     (1,564)       (1,259)
                                           -------------  -------------
          As revised                         $  33,858     $  22,263
                                           -------------  -------------

As a result of management's decision to close the conventional general radiography manufacturing facility, the Company reclassified the General Radiography business from the Mammography/General Radiography segment into a separate segment in 2002. The segment information presented in Note 11 has been revised in 2001 and 2000 to reflect the 2002 presentation. The following reconciles previously reported segment revenues to the information presented in
Note 11.

                                                    Year End
                                            ---------------------------
                                            September 29, September 30,
                                                2001           2000
                                            ------------- -------------
        Revenues:
          Mammography                        $  59,943     $   2,921
          General Radiography                   27,590         2,201
          Shipping and handling fees            (1,063)          (36)
                                            ------------  -------------
          Mammography/General Radiography    $  86,470     $   5,086
                                            ------------  -------------

Recently Issued Accounting Policies

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and certain accounting and reporting provisions of Accounting Principles Board(APB).

Opinion No 30, Reporting the Results of Operations - Reporting the Effects of
Dis

                                  Hologic, Inc.

                      (In thousands, except per share data)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

not anticipate the adoption of this Statement to have any material impact on its results of operations or financial condition.

     FASB Interpretation No. 45, Guarantor Accounting, will significantly change current practice in the accounting for, and disclosure of, guarantees. Most guarantees are to be recognized and initially measured at fair value, which is a change from current practice. In addition, guarantors will be required to make significant new disclosures, even when the likelihood of the guarantor making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The Interpretation's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe the adoption of this statement will have a material impact on our results of operations or financial condition.

     EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Task Force reached a consensus on Issue 00-21, at the November 21, 2002 meeting, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes.

Following is a brief summary of the final model approved by the Task Force.

.. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria:

.. The delivered item(s) has value to the customer on a standalone basis. That item(s) has value on a standalone basis if it is sold separately by any vendor or the customer could resell the deliverable on a standalone basis. In the context of a customer's ability to resell the deliverable, the Task Force observed that this criterion does not require the existence of an observable market.

.. There is objective and reliable evidence of the fair value of the undelivered item(s).

.. If the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

.. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The amount allocated to the delivered item(s) is limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.

.. Applicable revenue recognition criteria should be considered separately for separate units of accounting.

We are currently evaluating the ultimate impact of this statement on our results of operations or financial position.

3.   ACQUISITION OF TREX MEDICAL SYSTEMS CORPORATION

On September 15, 2000, pursuant to an Asset Purchase and Sale Agreement between Hologic, Inc. (Hologic) and Trex Medical Systems Corporation (Trex Medical) (the Purchase Agreement), dated August 13, 2000, Hologic acquired the U.S. business assets of Trex Medical in exchange for $30,000 in cash and a note in the amount of $25,000. The note had a term of three years, bore interest at a rate of 11.5% per annum and was repaid in full in September 2002 with the proceeds from the Company's sale/leaseback transaction (see Note 2). The Company recorded interest expense related to this note payable of $2,638, $2,875 and $109 for the years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively, in the accompanying consolidated statements of operations.

The initial aggregate purchase price for Trex Medical was approximately $56,000, which included approximately $1,000 related to acquisition fees and expenses. The purchase price was subject to an adjustment based upon the working capital position of the business as of September 15, 2000. The Trex Medical acquisition was accounted for as a purchase in accordance with APB Opinion No. 16 and, accordingly, the results of the operations of Trex Medical are included in the accompanying consolidated financial statements from the date of acquisition. In accordance with APB Opinion No. 16, the

                                  Hologic, Inc.

                      (In thousands, except per share data)

3. ACQUISITION OF TREX MEDICAL SYSTEMS CORPORATION (CONTINUED) purchase price was allocated to the acquired assets and assumed liabilities of Trex Medical based on their fair value.

In connection with the allocation of the purchase price to the acquired assets and assumed liabilities of Trex Medical based on their estimated fair value, management determined that the balance of certain reserves and accruals at the closing date were not sufficient to cover the estimated economic exposure. Therefore, the Company increased the balance of the applicable reserves and accruals to reflect management's estimated economic exposure through charges to earnings in the period after acquisition in accordance with the guidance provided under Staff Accounting Bulleting (SAB) No. 100, Restructuring and Impairment. As a result, in the period the acquisition occurred, the Company recorded pre-tax charges totaling $6,800 to increase the reserve for bad debts, warranty accruals and other liabilities.

In June 2001, an independent arbitrator determined that adjustments of $2,839 in addition to $119 of adjustments agreed to by Thermo Electron Corporation before submission to arbitration, were required to the closing balance sheet submitted by Trex Medical. This resulted in a payment of approximately $932 to the Company as an adjustment to the purchase price. In addition, as a result of this arbitration settlement, the Company evaluated the components of the approximate $2,900 of adjustments and determined that approximately $2,100 of reserves and accruals provided for through charges to earnings in the fourth quarter of fiscal 2000 should have been recorded in the allocation of the purchase price for this acquisition. The remaining $700 related to items that were recorded in the original purchase price allocation.

As a result of the above adjustments and other purchase accounting adjustments made during the year, the Company's results for the year ended September 29, 2001 include expense reductions totaling $2,526 relating to the purchase price reallocation as follows:

..    $1,722 cost of product sales reduction for warranty accrual and for performance upgrades on prior sales; and

..    $376 selling expense reduction for accrued sales commissions and $428 general and administrative expense reduction for various expense accruals and bad debt expense.

As part of the purchase price allocation, intangible assets that are a part of the acquisition were identified and valued. It was determined that technology assets and assembled workforce had separately identifiable values. As a result of this identification and valuation process, the Company allocated approximately $5,000 of the purchase price to

                                  Hologic, Inc.

                      (In thousands, except per share data)

3.   ACQUISITION OF TREX MEDICAL SYSTEMS CORPORATION (CONTINUED)

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

In addition, the Company allocated approximately $11,800 and $3,000 to developed technology and assembled workforce, respectively. Developed technology represents patented and unpatented technology and know-how related to the Trex X-ray mammography, breast biopsy and radiography systems. Developed technology is being amortized over a period of 10 years at approximately $910 of amortization expense per year. Assembled workforce is the presence of a skilled workforce that is knowledgeable about company procedures and possesses expertise in certain fields that are important to profitability and growth of a company. In accordance with SFAS No. 142, the Company reclassified the net book value of assembled workforce as of September 29, 2001 to goodwill and ceased amortization at the beginning of fiscal 2002 (see Note 2).

The excess of the purchase price over the fair value of identifiable intangible and tangible net assets, as of September 30, 2000, of approximately $4,420 was allocated to goodwill. The Company early adopted SFAS No. 142 in the first quarter of fiscal 2002 and, accordingly, ceased amortization of goodwill (see
Note 2).

Also, in conjunction with the acquisition, the Company committed to dispose of the acquired Trexnet product line. Trex Medical had existing obligations under contractual agreements with customers related to this product line which were assumed by the Company in the acquisition. The Company has transferred these obligations, along with $1,300 in cash and the assets and other liabilities associated with that product line to another company. Such amount had been accrued as part of the purchase price allocation.

                                  Hologic, Inc.

                      (In thousands, except per share data)

3.   ACQUISITION OF TREX MEDICAL SYSTEMS CORPORATION (CONTINUED)

The aggregate purchase price (after the adjustments discussed above) of $55,068 including acquisition costs was allocated as follows:

      Current assets                                   $      49,484
      Property, plant and equipment                            8,098
      In-process research and development                      5,000
      Cost in excess of net assets acquired                   15,732
      Liabilities assumed                                    (23,246)
                                                       -------------

                                                       $      55,068
                                                       =============

On November 13, 2001, the Company announced they would be closing the general radiography manufacturing facility in Littleton, Massachusetts that the Company had acquired from Trex Medical and that it would relocate certain of its product lines and sales and support personnel to its corporate headquarters in Bedford, Massachusetts. The Company accrued costs of approximately $3,500 related to the closing as part of the final purchase price allocation in the fourth quarter of fiscal 2001. These costs included amounts for lease abandonment, as well as for the write-off of certain fixed assets and accounts receivable. The Company incurred an additional restructuring charge of approximately $961 in fiscal 2002 primarily comprised of severance costs related to the termination of employees at the Littleton location.

4.   CREDIT FACILITIES

The Company maintains an unsecured line of credit with a bank for the equivalent of $3,000, which bears interest at the Europe Interbank Offered Rate (3.32% at September 28, 2002) plus 1.50%. As of September 28, 2002, there were no amounts outstanding. The borrowings under this line are primarily used by the Company's European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. The average outstanding balance during fiscal 2002 was approximately $638 and the weighted average interest rate for fiscal 2002 was 10.4%. Interest expense on this line of credit of approximately $66, $95 and $23 has been included in interest/other expenses in the accompanying consolidated statements of operations for 2002, 2001 and 2000, respectively.

On September 21, 2001, the Company signed a Loan and Security Agreement with Foothill Capital Corporation (the Foothill Agreement). The Foothill Agreement provided

                                  Hologic, Inc.

                      (In thousands, except per share data)

4.   CREDIT FACILITIES (CONTINUED)

for a term loan at execution, in the amount of $2,360, payable monthly in equal installments over five years. The term loan accrues interest daily at an annual rate equal to the prime rate (4.75% at September 28, 2002) plus 1.25%. As of September 28, 2002, there was $1,888 outstanding under the Foothill Agreement. The Company also has the ability to receive letters of credit under the Foothill Agreement. The Company must pay a fee related to any letters of credit equal to 1% per annum on the daily balance of the undrawn amount of all outstanding letters of credit.

The Foothill Agreement also allows for revolver advances equal to the lesser of
(i) the Maximum Revolver Amount ($25,000 less amounts outstanding related to letters of credit) or (ii) the Borrowing Base, as defined, less the letter of credit usage. The revolver advances accrue interest daily at an annual rate equal to the prime rate plus 0.5%. The Company has the option to increase the Maximum Revolver Amount to $30,000 during the term of the Foothill Agreement. The Company must pay monthly an Unused Line Fee in an amount equal to 0.5% times the result of (i) the maximum revolver amount less the sum of the average daily balance of advances, as defined, during the preceding month plus (ii) the average daily balance of the letter of credit usage, as defined, during the preceding month.

The Company's ability to borrow under such line of credit is conditional upon the Company's compliance with certain financial and non-financial covenants. The line of credit is collateralized by substantially all assets of the Company, excluding real estate, and expires on September 21, 2004. The Company was in compliance with all covenants as of September 28, 2002.

                                  Hologic, Inc.

                      (In thousands, except per share data)

5.   INCOME TAXES

The Company provides for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.

The provision (benefit) for income taxes in the accompanying consolidated statements of operations consists of the following:

                                            YEARS ENDED
                          SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 30,
                              2002             2001             2000
                          -------------    -------------    -------------
Federal:
   Current                $     (13,527)   $           -    $           -
   Deferred                      13,000                -           (9,963)
                          -------------    -------------    -------------
                                   (527)               -           (9,963)
                          -------------    -------------    -------------
State
   Current                          150              150              134
   Deferred                         (84)               -             (583)
                          -------------    -------------    -------------
                                     66              150             (449)
                          -------------    -------------    -------------
Foreign
   Current                           32               19               12
                          -------------    -------------    -------------

                          $        (429)   $         169    $     (10,400)
                          =============    =============    =============

                                  Hologic, Inc.

                      (In thousands, except per share data)

5.   INCOME TAXES (CONTINUED)

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                 YEARS ENDED
                                SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 30,
                                    2002            2001            2000
                                -------------   -------------   -------------

Income tax provision at
 federal statutory rate                 (35.0)%         (35.0)%         (35.0)%
Increase (decrease) in tax
 resulting from:
   Change in valuation
    allowance and net effect
    of losses of foreign
    subsidiaries not
    benefited                           (28.5)           40.6             1.3
   State tax provision
    (benefit), net of
    federal benefit                      43.1            (1.2)           (1.3)
   Research and development
    tax credit                         (199.7)           (2.5)              -
   Non-deductible expenses               48.7               -               -
   Effect of not providing
    U.S. taxes on exempt
    FSC income                              -               -            (0.1)
   Other                                    -            (1.1)           (0.7)
                                -------------   -------------   -------------
                                       (171.4)%           0.8%          (35.8)%
                                =============   =============   =============

The components of domestic and foreign loss before the provision (benefit) for income taxes are as follows:

                                                 YEARS ENDED
                                SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 30,
                                    2002            2001            2000
                                -------------   -------------   -------------

Domestic                        $       1,327   $     (20,561)  $     (27,942)
Foreign                                (1,577)           (120)         (1,077)
                                -------------   -------------   -------------

                                $        (250)  $     (20,681)  $     (29,019)
                                =============   =============   =============

                                  Hologic, Inc.

                      (In thousands, except per share data)

5.   INCOME TAXES (CONTINUED)

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

                                SEPTEMBER 28,   SEPTEMBER 29,
                                    2002            2001
                                -------------   -------------
Deferred tax assets             $      10,952   $      25,508
Valuation allowance                    (7,352)         (8,992)
                                -------------   -------------

                                $       3,600   $      16,516
                                =============   =============

The Company generated significant tax loss carryforwards during fiscal 2001 and 2000, which may be carried forward for 19 and 20 years, respectively. Under SFAS No. 109, the Company can only recognize a deferred tax asset for future benefit of its tax loss carryforward to the extent that it is "more likely than not" that these assets will be realized. In determining the realizability of these assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates.

During fiscal 2002, as a result of the Economic Stimulus Bill signed into law in March 2002, the Company has filed or is in the process of filing, carryback claims of approximately $13,800. Of this amount, $6,000, has been received by the Company and $7,800 is included in other current assets in the accompanying balance sheet at September 28, 2002. The reduction in the net deferred tax asset is primarily the result of these carryback claims.

The Company has recorded an increase in the valuation allowance against a portion of its remaining potential deferred tax assets. The valuation allowance primarily relates to the net losses generated in fiscal 2001 and 2000 for which the Company can only realize through the generation of future taxable income and certain deferred tax assets in foreign jurisdictions, for which realization is uncertain. The Company believes that its net deferred tax asset as of September 28, 2002 will be realizable in the next 12-24 months.

                                  Hologic, Inc.

                      (In thousands, except per share data)

5.   INCOME TAXES (CONTINUED)

The approximate income tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is approximately as follows:

                                                SEPTEMBER 28,   SEPTEMBER 29,
                                                    2002           2001
                                                -------------   -------------
Net operating loss carryforwards                $       9,167   $      19,040
Nondeductible accruals                                    720           1,147
Nondeductible reserves                                  3,883           4,079
Other temporary differences                            (3,935)            696
Research credit                                         1,008             508
Deferred revenue                                          109              38
                                                -------------   -------------

                                                $      10,952   $      25,508
                                                =============   =============

The following table summarizes the expiration dates of the net operating loss and R&D credit carryforwards:

                                                             YEAR OF EXPIRATION
                                     2019            2020            2021            2022           TOTAL
                                -------------   -------------   -------------   -------------   -------------
Net Operating Loss              $         356   $      10,431   $       9,937   $       4,085   $      24,809
R&D Credit                      $           -   $           -   $         508   $         500   $       1,008

6.   COMMON STOCK

COMMON STOCK OFFERING

On December 12, 2001, the Company completed an offering of 3,000 shares of common stock for net proceeds of $24,780.

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

                                  Hologic, Inc.

                      (In thousands, except per share data)

6.  COMMON STOCK (CONTINUED)

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

In June 1995, the Board of Directors adopted the 1995 Combination Stock Option Plan (the 1995 Combination Plan), pursuant to which the Company is authorized to issue 1,100 options to purchase shares of common stock. Under the terms of the 1995 Combination Plan, the Company may grant employees either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock at a price not less than the fair market value at the date of grant. In addition, the Company may grant nonqualified options to other participants, such as consultants and advisors. As of September 28, 2002, the Company had one share available for future grant under this plan.

The Company's 1990 Nonemployee Director Stock Option Plan (the Directors' Plan) allowed for eligible directors to receive options to purchase 10 shares of common stock upon election as a director. The options vest ratably over a five-year period. In addition, eligible directors were entitled to annual option grants to purchase eight shares of common stock, which vest after six months. Option grants under the Directors' Plan were made at not less than fair market value on the date of grant. The Company reserved 200 shares of common stock for issuance under the Directors' Plan. As of September 28, 2002, the Company had no shares available for future grant.

In May 1997, the Board of Directors adopted the 1997 Employee Equity Incentive Plan (the 1997 Plan), pursuant to which the Company is authorized to issue 1,100 shares of common stock. Under the terms of the 1997 Plan, the Company may grant employees, consultants and advisors who are not executive officers or directors of the Company either nonqualified stock options, stock appreciation rights, performance shares, restricted stock, or stock units. As of September 28, 2002, the Company had eight shares available for future grant under this plan.

                                  Hologic, Inc.

                      (In thousands, except per share data)

6.   COMMON STOCK (CONTINUED)

In March 1999, the Board of Directors adopted the 1999 Equity Incentive Plan (the 1999 Plan), pursuant to which the Company is authorized to issue 300 shares, plus an annual increase, as defined, on the first day of each fiscal year following the adoption of the 1999 Plan. Effective September 29, 2002, the Board of Directors increased the number of shares available for issuance under the 1999 Plan from 1,440 to 1,840. Under the terms of the 1999 Plan, the Company may grant employees either incentive stock options or nonqualified stock options. In addition, the Company may grant non-employee directors non-qualified stock options. The exercise price of the options granted under this plan may not be less than the fair market value of the Company's stock on the date on which the option was granted. As of September 28, 2002, the Company had two shares available for future grant under this plan.

In April 2001, the Board of Directors adopted the 2000 Acquisition Equity Incentive Plan (the 2000 Plan), pursuant to which the Company is authorized to issue 1,000 shares of common stock. Under the terms of the 2000 Plan, the Company may grant employees, consultants and advisors of newly acquired businesses either nonqualified stock options, stock appreciation rights, performance shares or restricted stock. As of September 28, 2002, the Company had 444 shares available for future grant under this plan.

                                  Hologic, Inc.

                      (In thousands, except per share data)

6.   COMMON STOCK (CONTINUED)

The following table summarizes all stock option activity under all of the plans for the three years in the period ended September 28, 2002:

                                                                            EXERCISE           WEIGHTED
                                                          NUMBER           PRICE PER            AVERAGE
                                                        OF SHARES            SHARE           EXERCISE PRICE
                                                        ---------     ------------------     --------------
Outstanding at September 25, 1999                           2,130     $       1.81-44.25     $         9.66
   Granted                                                    754              3.19-9.81               5.46
   Terminated                                                (159)            2.81-15.88               7.77
   Exercised                                                  (13)             1.94-6.81               3.77
                                                        ---------     ------------------     --------------
Outstanding at September 30, 2000                           2,712             1.81-44.25               8.63
   Granted                                                  1,537              4.00-7.19               5.38
   Terminated                                                (753)            1.94-14.94               7.20
   Exercised                                                 (129)             1.94-6.81               3.68
                                                        ---------     ------------------     --------------
Outstanding at September 29, 2001                           3,367             1.81-44.25               7.65
   Granted                                                  1,324             5.05-17.00               9.25
   Terminated                                                (380)            3.50-28.13               7.80
   Exercised                                                 (595)            1.81-13.25               7.07
                                                        ---------     ------------------     --------------

Outstanding at September 28, 2002                           3,716     $       1.81-44.25     $         8.29
                                                        =========     ==================     ==============

Exercisable at September 28, 2002                           1,563     $       1.81-44.25     $         8.82
                                                        =========     ==================     ==============

Exercisable at September 29, 2001                           1,555     $       1.81-44.25     $         9.29
                                                        =========     ==================     ==============


Exercisable at September 30, 2000                           1,262     $       1.81-44.25     $         9.75
                                                        =========     ==================     ==============

                                  Hologic, Inc.

                      (In thousands, except per share data)

6.   COMMON STOCK (CONTINUED)

The range of exercise prices for options outstanding and options exercisable at September 28, 2002 are as follows:

                        OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
---------------------------------------------------------------------------------------------
                                              WEIGHTED
                                               AVERAGE
                                              REMAINING    WEIGHTED                  WEIGHTED
                                             CONTRACTUAL    AVERAGE                   AVERAGE
          RANGE OF               OPTIONS        LIFE       EXERCISE     OPTIONS      EXERCISE
       EXERCISE PRICE          OUTSTANDING     (YEARS)       PRICE     EXERCISABLE    PRICE
----------------------------   -----------   -----------   ---------   -----------   --------
$1.81-$3.94                            184          5.68   $    3.53            94   $   3.15
$4.00-$5.00                            544          8.08        4.96           280       4.98
$5.05-$5.78                            614          8.45        5.49           162       5.61
$5.85-$7.06                            426          7.07        6.60           226       6.67
$7.19-$8.88                            443          5.24        8.26           351       8.25
$9.00-$9.50                            505          9.89        9.49            17       9.21
$9.74-$10.26                           400          9.17       10.23            -        9.81
$10.45-$13.13                          432          6.10       11.71           311      11.75
$13.15-$32.59                          167          5.51       21.88           122      24.29
$44.25                                   1          3.75       44.25            -       44.25
                               -----------   -----------   ---------   -----------   --------
$1.81-$44.25                         3,716          7.58   $    8.29        1,563    $   8.82
                               ===========   ===========   =========   ===========   ========

The weighted average grant date fair value under the Black-Scholes option pricing model of options granted during the years ended September 28, 2002, September 29, 2001 and September 30, 2000 under the various plans is $2.82, $3.30 and $3.37 per share, respectively. As of September 28, 2002, September 29, 2001 and September 30, 2000, the weighted average remaining contractual life of outstanding options under these plans is 7.58, 7.46 and 7.26 years, respectively.

The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. The stock-based compensation recorded in the years ended September 29, 2001 and September 30, 2000 of $166 and $47, respectively is the result of awarding restricted common shares to certain key employees. The value of these shares, as measured based on the market value of the Company's common stock on the date of award, is being amortized on a straight-line basis over the period in which the restrictions lapse. All restrictions related to these shares lapsed in fiscal 2000. Additional amounts recorded as stock-based compensation in fiscal 2000

                                  Hologic, Inc.

                      (In thousands, except per share data)

6.   COMMON STOCK (CONTINUED)

relate to the amortization of compensation expense due to the issuance of common stock options at less than fair market value in fiscal 1995.

In October 1995 the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123 that requires disclosure of the pro forma effects on net income (loss) and income (loss) per share as if SFAS No. 123 had been adopted, as well as certain other information.

The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options and stock issuances under the employee stock purchase plan of the Company in fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000, using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used to calculate the SFAS No. 123 pro forma disclosure and the weighted average information for the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000 are as follows:

                                  2002          2001         2000
                               -----------   -----------   ------------
Risk-free interest rate             3.73%         5.50%         6.00%
Expected dividend yield                -             -             -
Expected lives                   4 years       6 years       6 years
Expected volatility                   70%           72%           72%

The pro forma effect of applying SFAS No. 123 for all options granted, stock issuances under the employee stock purchase plan and warrants granted to employees of the Company in fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000 would be as follows:

                                  2002          2001          2000
                               -----------   -----------   ------------
Net income (loss) reported     $       179   $   (20,850)  $    (18,619)
Pro forma net loss                  (4,499)      (24,150)       (21,052)

Diluted net income (loss)
 per share, as reported        $      0.01   $     (1.35)  $      (1.22)
Pro forma diluted net loss
 per share
                               $     (0.24)  $     (1.56)  $      (1.37)

                                  Hologic, Inc.

                      (In thousands, except per share data)

6.   COMMON STOCK (CONTINUED)

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (the ESP Plan) in compliance with Section 423 of the Internal Revenue Code. Employees who have completed three consecutive months, or two years, whether or not consecutive, of employment with the Company or any of its participating subsidiaries are eligible to participate in the ESP Plan. The ESP Plan allows participants to purchase common stock of the Company at 85% of the fair market value, as defined. During the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000, the Company issued 56, 100 and 91 shares, respectively under the ESP Plan. At September 28, 2002, there are 173 shares available for purchase under the ESP Plan.

RIGHTS AGREEMENT

In December 1992, the Company adopted a shareholder rights plan (the December 1992 Rights Plan). The Company amended the plan in December 1995, December 1996 and April 1999. The December 1992 Rights Plan expires on December 31, 2002. The December 1992 Rights Plan is intended to protect shareholders from unfair or coercive takeover practices. In accordance with the December 1992 Rights Plan, the Board of Directors declared a dividend distribution of one common stock purchase right for each share of common stock outstanding until the rights become detachable. Each right entitles the registered holder to purchase from the Company one share of common stock for $90, adjusted for certain events. In the event that the Company is acquired in a merger or other business combination transaction or more than 50% of its assets or earning power is sold, each holder shall thereafter have the right to receive, upon exercise of each right, that number of shares of common stock of the acquiring company that, at the time of such transaction, would have a market value of two times the $60 per share exercise price. The rights will not be detachable or exercisable until certain events occur. The Board of Directors may elect to terminate the rights under certain circumstances.

On September 17, 2002, the Board of Directors adopted a new shareholder rights plan to replace the December 1992 Plan when it expires on December 31, 2002. In addition to certain other modifications, the new rights plan uses preferred stock purchase rights rather than common stock purchase rights. To effect the new rights plan, the Board of Directors declared a dividend distribution of one right for each share of the Company's common stock outstanding as of the close of business on December 31, 2002. Each right entitles the registered holder to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at a purchase price of $60.00. The rights

                                  Hologic, Inc.

                      (In thousands, except per share data)


6.   COMMON STOCK (CONTINUED)

will be exercisable if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer for 15% or more of the Company's common stock. At such time, each holder of a right (other than the 15% holder) will thereafter have a right to purchase, upon payment of the purchase price of the right, that number of shares of the Company's common stock which have a market value of twice the purchase price of the right. The new rights plan is designed to deter coercive or unfair takeover tactics and to ensure that all of the Company's shareholders receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company.

7.   PROFIT SHARING 401(K) PLAN

The Company has a qualified profit sharing plan covering substantially all of its employees. Contributions to the plan are at the discretion of the Company's Board of Directors. The Company has recorded approximately $710, $849, and $301 as a provision for the profit sharing contribution for fiscal 2002, 2001 and 2000, respectively. During 2002, the Company paid the 2001 profit sharing contribution through issuance of its common stock.

8.   RELATED PARTY TRANSACTIONS

NOTE RECEIVABLE FROM OFFICER

In fiscal 2000 and 2001, the Company loaned an officer an aggregate of $500,000, which is required to be repaid quarterly beginning in April 2003 through April 2006. In the event of a change in control, as defined, the amounts outstanding will be forgiven. The note is unsecured and bears interest at 7% per annum.

9.   COMMITMENTS

OPERATING LEASES

The Company conducts its operations in leased facilities under operating lease agreements that expire through fiscal 2022. The Company leases certain equipment under operating lease agreements that expire through fiscal 2007.

In September 2002, the Company completed a sale/leaseback transaction of its headquarters and manufacturing facility located in Bedford, Massachusetts and its manufacturing facility in Danbury, Connecticut. The transaction resulted in net proceeds

                                  Hologic, Inc.

                      (In thousands, except per share data)

9.  COMMITMENTS (CONTINUED)

to the Company of $31.4 million. The new lease for these facilities, including the associated land, has a term of 20 years, with four five-year renewal terms, which the Company may exercise at its option. The basic rent for the facilities is $3.2 million per year, which is subject to adjustment for increases in the consumer price index. In addition, the Company is required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Of the $31.4 million in net proceeds received from this transaction, the Company used $26.3 million to immediately repay the Trex Medical $25.0 million note payable plus accrued interest of $1.3 million. Under the lease, the Company makes customary representations and warranties and agrees to certain financial covenants and indemnities. In the event the Company defaults on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. As of the end of fiscal 2002, the Company was not in default of any covenants contained in the lease.

Future minimum lease payments under all the Company's operating leases are approximately as follows:

                 FISCAL YEARS ENDING                              AMOUNT
------------------------------------------------------------    ----------

September 27, 2003                                              $    5,143
September 25, 2004                                                   4,286
September 24, 2005                                                   4,226
September 30, 2006                                                   3,481
September 25, 2007                                                   3,170
Thereafter                                                          47,076
                                                                ----------

                                                                $   67,382
                                                                ==========

Rental expense, net of sublease income, was approximately $2,462, $2,479 and $724 for fiscal 2002, 2001 and 2000, respectively.

10.  FEE PER SCAN PROGRAM

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

                                 Hologic, Inc.

                     (In thousands, except per share data)

10. FEE PER SCAN PROGRAM (CONTINUED)

During fiscal 1999, the Company and the leasing company commenced claims against each other regarding this program and in fiscal 2001 such claims were settled (see Note 13).

11. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the chief executive officer. To date, the Company has viewed its operations and manages its business as five principal operating segments: the manufacture and sale of Osteoporosis Assessment products, Mammography products, Digital Imaging products, Mini-C Arm Imaging products and General Radiography products. Intersegment sales and transfers are not significant.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenues and operating income (loss). Segment information for fiscal years ended 2002, 2001 and 2000 is as follows:

                                                                       YEARS ENDED
                                                      SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 30,
                                                          2002            2001            2000
                                                      -------------   --------------  -------------
Total revenues:
   Osteoporosis Assessment                            $      63,544   $      66,155   $      66,853
   Mammography                                               75,039          59,943           2,921
   Digital Imaging                                           23,660          11,780           7,864
   Mini C-Arm Imaging                                        17,030          14,728          14,498
   General radiography                                       10,919          27,590           2,201
                                                      -------------   -------------   -------------

                                                      $     190,192   $     180,196   $      94,337
                                                      =============   =============   =============

                                  Hologic, Inc.

                      (In thousands, except per share data)

11. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                                       YEARS ENDED
                                                     SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 30,
                                                          2002             2001             2000
                                                     --------------   --------------   --------------
Operating income (loss):
   Osteoporosis Assessment                           $        6,450   $        7,357   $           88
   Mammography                                                4,174              909          (10,245)
   Digital Imaging                                          (10,271)         (21,252)         (20,327)
   Mini C-Arm Imaging                                         3,509              683              163
   General radiography                                       (1,705)          (6,503)          (2,038)
                                                     --------------   --------------   --------------

                                                     $        2,157   $      (18,806)  $      (32,359)
                                                     ==============   ==============   ==============
Net income (loss):
   Osteoporosis Assessment                           $        7,079   $        8,157   $        2,472
   Mammography                                                1,508           (2,066)          (6,541)
   Digital Imaging                                          (10,234)         (21,374)         (13,290)
   Mini C-Arm Imaging                                         3,509              972               57
   General radiography                                       (1,683)          (6,539)          (1,317)
                                                     --------------   --------------   --------------

                                                     $          179   $      (20,850)  $      (18,619)
                                                     ==============   ==============   ==============

Identifiable assets:
   Osteoporosis Assessment                           $      138,469   $      117,796   $      110,425
   Mammography                                               49,726           50,811           61,016
   Digital Imaging                                           (3,868)           1,108           10,038
   Mini C-Arm Imaging                                           (47)          15,402           17,539
   General radiography                                           (5)          10,002           20,637
                                                     --------------   --------------   --------------

                                                     $      184,275   $      195,119   $      219,655
                                                     ==============   ==============   ==============
Depreciation and amortization:
   Osteoporosis Assessment                           $        3,229   $        3,422   $        2,959
   Mammography                                                1,795            3,143              143
   Digital Imaging                                            2,376            1,499            1,085
   Mini C-Arm Imaging                                            76              173              233
   General radiography                                            -              498                -
                                                     --------------   --------------   --------------

                                                     $        7,476   $        8,735   $        4,420
                                                     ==============   ==============   ==============

                                  Hologic, Inc.

                      (In thousands, except per share data)

11. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                YEARS ENDED
                              SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 30,
                                   2002             2001             2000
                              --------------   --------------   --------------
Capital expenditures, net:
   Osteoporosis Assessment    $        3,121   $        1,279   $        2,890
   Mammography                         1,550            1,168               20
   Digital Imaging                     1,467            1,744            2,593
   Mini C-Arm Imaging                      -              162              318
   General radiography                     -              (23)               -
                              --------------   --------------   --------------

                              $        6,138   $        4,330   $        5,821
                              ==============   ==============   ==============

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America during fiscal 2002, 2001 and 2000 totaled approximately $29,405, $38,177 and $25,334, respectively.

Transfers between the Company and its European subsidiaries generally are recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales, including sales to European subsidiaries, as a percentage of total product sales are as follows:

                 SEPTEMBER 28,        SEPTEMBER 29,         SEPTEMBER 30,
                     2002                  2001                 2000
                 -------------        -------------         -------------
Europe                  9%                  14%                   21%
Asia                    8                    8                     7
All others              3                    6                     5
                 -------------        -------------         -------------

                       20%                  28%                   33%
                 =============        =============         =============

                                  Hologic, Inc.

                      (In thousands, except per share data)

12. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                       SEPTEMBER 28         SEPTEMBER 29,
                                           2002                 2001
                                       ------------         -------------
Accrued payroll and employee benefits  $      4,282         $       4,757
Accrued commissions                           3,756                 3,521
Accrued income taxes                          1,481                   176
Accrued warranty                              4,952                 6,480
Accrued tradeshow                                81                   980
Accrued acquisition reserve                     907                 1,708
Accrued restructuring                           107                   784
Accrued professional fees                       732                   830
Other accrued expenses                        2,637                 6,271
                                       ------------         -------------

                                       $     18,935         $      25,507
                                       ============         =============

13. LITIGATION

On August 9, 2001, the Company and Fleet Business Credit, LLC (Fleet) reached an agreement to settle the litigation between the parties. Under the terms of the $3,050 settlement, Hologic made a cash payment of $1,500 and issued a note payable to Fleet for $1,550 payable in full on August 10, 2004 and bearing interest at a rate of prime (4.75% at September 28, 2002) plus 1%. As of September 28, 2002, there was approximately $842 outstanding on this note.

Under the terms of the Master Product Financing Agreement, the Company was contingently liable for a certain amount per system sold under the agreement. The Company recorded the amount for which it was contingently liable as deferred revenue. As a result of the settlement, the Company recognized the amount deferred in excess of the settlement totaling $2,147 as revenue in the third quarter of 2001. In addition, the Company reversed $500 of related warranty reserves that were no longer necessary through a reduction of cost of product sales during the same period.

In connection with the acquisition of the U.S. assets of Trex Medical, the Company assumed the liability for a lawsuit filed by Fischer Imaging against Trex Medical alleging that the Lorad prone biopsy system infringes upon two Fischer Imaging patents, subject to indemnification from Trex Medical and its parent, Thermo Electron Corporation, for any damages and related costs, including attorneys' fees, up to the adjusted purchase price

                                  Hologic, Inc.

                      (In thousands, except per share data)

13. LITIGATION (CONTINUED)

for the Trex Medical assets. In June 2002, Trex Medical and Fischer Imaging reached a settlement in this lawsuit. Under the settlement, Fischer Imaging has dismissed all actions against the Company, the Company retains the right to continue to sell this product, and the Company is not required to pay any damages or ongoing royalties.

In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not reasonably be likely to have a material effect on the Company's financial condition or results of operations.

14. RESTRUCTURING AND NONRECURRING CHARGES

In fiscal 2001, the Company incurred a restructuring charge of $1,018 in accordance with Emerging Issues Task Force Issue (EITF) 94-3 and SEC Staff Accounting Bulletin 100 (SAB 100). The restructuring charge included severance-related costs associated with workforce reductions of approximately 102 persons across all functional areas. In addition, the Company recorded $500 of moving and other costs incurred to move the Fluoroscan operations to the corporate headquarters from Northbrook, Illinois.

During the first quarter of fiscal 2002, the Company announced the finalization of an exit strategy for the Hologic Systems Division. As part of this exit strategy, the Company closed its conventional general radiography manufacturing facility in Littleton, Massachusetts, and relocated certain of its product lines and sales and support personnel to the corporate headquarters in Bedford, Massachusetts. The Company accrued costs of approximately $3,500 related to the closing as part of the final Trex Medical purchase price allocation in the fourth quarter of fiscal 2001. These costs included amounts for lease abandonment, as well as for the write-off of certain fixed assets and accounts receivable. The Company commenced the closure for the Littleton manufacturing facility in the first quarter of fiscal 2002 and completed the closure in January 2002. The Company also incurred a restructuring charge of approximately $806 in the first quarter of fiscal 2002 that primarily comprised severance costs related to the termination of 80 employees at the Littleton facility. In addition, the Company incurred severance costs of approximately $561 and $208 in the first quarter of 2002 in connection with the closure of the Company's direct sales and service office in Paris, France and the continued reduction of Lorad's workforce, respectively. The severance charges related to the workforce reductions of five persons in France and 20 persons at Lorad and were across all functional areas.

                                  Hologic, Inc.

                      (In thousands, except per share data)

14. RESTRUCTURING AND NONRECURRING CHARGES (CONTINUED)

In the second quarter of fiscal 2002, the Company incurred additional severance costs of approximately $495 that primarily comprised severance costs in connection with the reduction of the Company's workforce in the United States and Europe by 13 persons across all functional areas.

The following table summarizes the restructuring activity for the year ended September 28, 2002:

                   BALANCE AT     CHARGED TO                     BALANCE AT
                 SEPTEMBER 29,     COSTS AND                    SEPTEMBER 28,
                      2001         EXPENSES      PAYMENTS           2002
                 -------------    ----------    -----------    ---------------
                     $784           $2,070        $(2,747)          $107

15. QUARTERLY STATEMENT OF OPERATIONS INFORMATION (UNAUDITED)

The following table presents a summary of quarterly results of operations for 2002, 2001 and 2000:

                                                                     2002
                                           ---------------------------------------------------------
                                              FIRST          SECOND         THIRD          FOURTH
                                             QUARTER        QUARTER        QUARTER        QUARTER
                                           ------------   ------------   ------------   ------------
Total revenue                              $     47,585   $     46,401   $     48,008   $     48,198
Gross profit                                     17,669         18,028         18,148         17,971
Net (loss) income                                (1,573)         4,426            492         (3,166)
Diluted net income (loss) per common and
 common equivalent share                          (0.10)          0.22           0.02          (0.16)

                                                                     2001
                                           ---------------------------------------------------------
                                              FIRST          SECOND         THIRD          FOURTH
                                             QUARTER        QUARTER        QUARTER        QUARTER
                                           ------------   ------------   ------------   ------------
Total revenue                              $     44,978   $     44,090   $     45,380   $     45,748
Gross profit                                     13,271         14,469         18,648         15,926
Net loss                                         (6,765)        (7,945)        (1,213)        (4,927)
Diluted net loss per common and
 common equivalent share                          (0.44)         (0.51)         (0.08)         (0.32)

                                  Hologic, Inc.

                      (In thousands, except per share data)

15. QUARTERLY STATEMENT OF OPERATIONS INFORMATION (UNAUDITED)(CONTINUED)

                                                                     2000
                                           ---------------------------------------------------------
                                              FIRST          SECOND         THIRD          FOURTH
                                             QUARTER        QUARTER        QUARTER        QUARTER
                                           ------------   ------------   ------------   ------------
Total revenue                              $     21,443   $     23,359   $     22,254   $     27,281
Gross profit                                      8,263          9,728          8,108          4,043
Net loss                                         (2,870)        (2,184)        (2,643)       (10,922)
Diluted net loss per common and common
 equivalent share                                 (0.19)         (0.14)         (0.17)         (0.72)

The significant increase in the reported net loss in the fourth quarter of fiscal 2000 is directly attributable to the charges related to the Trex Medical acquisition discussed in Note 3.

The significant decrease in the net loss in the third quarter of fiscal 2001 is directly attributable to the settlement of the litigation with Fleet discussed in Note 13 and the arbitration settlement related to the Trex Medical acquisition discussed in Note 3.

The significant increase in net income in the second quarter of fiscal 2002 is directly attributable to $4,500 tax benefit as a result of the signing of the Ecomonic Stimulus Bill.

The significant decrease in net income in the fourth quarter of fiscal 2002 is directly attributable to the $3,900 tax provision recorded to reduce our net deferred tax asset to $3,600.

                                  Hologic, Inc.

                      (In thousands, except per share data)

16. VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT    CHARGED TO                            BALANCE AT
                                       BEGINNING OF   COSTS AND    ACQUIRED   WRITE-OFFS/     END OF
                                          PERIOD       EXPENSES    RESERVES     PAYMENTS      PERIOD
                                       ------------   ----------   --------   -----------   ----------
Allowance for Uncollectible Amounts
 Period Ended:
  September 28, 2002                   $      4,668   $      742   $      -   $      (845)  $    4,565
  September 29, 2001                          7,923        1,021     (1,702)       (2,574)       4,668
  September 30, 2000                          3,480        1,965      3,226          (748)       7,923

Accrued Acquisition Reserve
 Period Ended:
  September 28, 2002                   $      1,708   $        -   $      -   $      (801)  $      907
  September 29, 2001                          2,000       (1,708)     1,416             -        1,708
  September 30, 2000                              -        2,000          -             -        2,000

Allowance for Sales Returns
 Period Ended:
  September 28, 2002                   $        255   $        -   $      -   $      (127)  $      128
  September 29, 2001                            537           50          -          (332)         255
  September 30, 2000                              -          252        285             -          537

Restructuring Accrual
  September 28, 2002                   $        784   $    2,070   $      -   $    (2,747)  $      107
  September 29, 2001                              -        1,018          -          (234)         784
  September 30, 2000                              -            -          -             -            -