Form 10-Q
period 2002-12-28
HOLOGIC INC
filed 2003-02-11
CIK 859737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 28, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                               ------    ------

                         Commission File Number: 0-18281

                                  Hologic, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                 04-2902449
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

                                                                  Yes [X] No [ ]

As of February 6, 2003, 19,624,274 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                         HOLOGIC, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets
            December 28, 2002 and September 28, 2002 (unaudited).........     3

            Consolidated Statements of Operations
            Three Months Ended December 28, 2002
            and December 29, 2001 (unaudited)............................     4

            Consolidated Statements of Cash Flows
            Three Months Ended December 28, 2002
            and December 29, 2001 (unaudited)............................     5

            Notes to Consolidated Financial Statements...................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......    17

Item 4.  Controls and Procedures.........................................    18

PART II - OTHER INFORMATION..............................................    19

SIGNATURES...............................................................    20

CERTIFICATIONS...........................................................    21

EXHIBITS.................................................................    23

                         HOLOGIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                      December 28,   September 28,
                                                                          2002           2002
                                                                      ------------   -------------
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .......................................     $ 43,209       $ 45,836
  Accounts receivable, less reserves of $4,462 and
     $4,565, respectively .........................................       35,344         39,568
  Inventories .....................................................       39,436         37,855
  Prepaid expenses and other current assets .......................       14,379         14,811
                                                                        --------       --------
     Total current assets .........................................      132,368        138,070
                                                                        --------       --------

PROPERTY AND EQUIPMENT, at cost:
  Land ............................................................        1,500          1,500
  Buildings and improvements ......................................       13,598         13,387
  Equipment .......................................................       29,099         27,112
  Furniture and fixtures ..........................................        3,597          3,607
  Leasehold improvements ..........................................        1,975          1,684
                                                                        --------       --------
                                                                          49,769         47,290
   Less: Accumulated depreciation and amortization ................       19,093         17,910
                                                                        --------       --------
                                                                          30,676         29,380
                                                                        --------       --------
INTANGIBLE ASSETS:
  Patented technology, net of accumulated amortization of
      $5,045 and $4,705, respectively .............................        2,342          2,529
  Developed technology and know-how, net of accumulated
    amortization of $2,130 and $1,903, respectively ...............        7,021          7,248
  Goodwill ........................................................        5,989          5,989
                                                                        --------       --------
                                                                          15,352         15,766
                                                                        --------       --------
Other assets, net .................................................          988          1,059
                                                                        --------       --------
       Total assets ...............................................     $179,384       $184,275
                                                                        ========       ========

                                                                      December 28,   September 28,
                                                                          2002           2002
                                                                      ------------   -------------
               LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Current portion of note payable .................................     $    480       $    480
  Accounts payable ................................................       10,357         10,929
  Accrued expenses ................................................       15,873         18,935
  Deferred revenue ................................................        8,677          9,254
                                                                        --------       --------
     Total current liabilities ....................................       35,387         39,598
                                                                        --------       --------

 Notes payable, net of current portion ............................        2,040          2,268
                                                                        --------       --------

Commitments and Contingencies (Note 8)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value-
   Authorized - 1,623 shares
    Issued - 0 shares .............................................           --             --
  Common stock, $.01 par value-
   Authorized - 30,000 shares
   Issued - 19,561 and 19,461 shares, respectively ................          196            195
  Capital in excess of par value ..................................      141,970        141,405
  Retained earnings ...............................................        2,238          3,150
  Cumulative translation adjustment ...............................       (1,983)        (1,877)
  Treasury stock, at cost, 45 shares ..............................         (464)          (464)
                                                                        --------       --------
     Total stockholders' equity ...................................      141,957        142,409
                                                                        --------       --------
       Total liabilities and stockholders' equity .................     $179,384       $184,275
                                                                        ========       ========

                             See accompanying notes.

                         HOLOGIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                              Three Months Ended
                                                          ---------------------------
                                                          December 28,   December 29,
                                                              2002           2001
                                                          ------------   ------------
REVENUES:
   Product sales ......................................      $38,839        $36,612
   Service and other revenue ..........................       10,125         10,973
                                                             -------        -------
                                                              48,964         47,585
                                                             -------        -------
COSTS AND EXPENSES:
   Cost of product sales ..............................       20,590         21,519
   Cost of service and other revenue ..................       10,617          8,397
   Research and development ...........................        4,761          5,279
   Selling and marketing ..............................        8,880          6,839
   General and administrative .........................        5,177          4,757
   Restructuring costs ................................           --          1,575
                                                             -------        -------
                                                              50,025         48,366
                                                             -------        -------

      Loss from operations ............................       (1,061)          (781)

   Interest income ....................................          176             88

   Interest/other expense .............................          (25)          (799)
                                                             -------        -------

      Loss before provision for income taxes ..........         (910)        (1,492)
PROVISION FOR INCOME TAXES ............................            2             81
                                                             -------        -------
      Net loss ........................................      $  (912)       $(1,573)
                                                             =======        =======

NET LOSS PER COMMON AND
COMMON EQUIVALENT SHARE:
   Basic and diluted net loss per share ...............      $  (.05)       $  (.10)
                                                             =======        =======

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
   Basic and diluted ..................................       19,475         16,069
                                                             =======        =======

                             See accompanying notes.

                         HOLOGIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                              Three Months Ended
                                                          ---------------------------
                                                          December 28,   December 29,
                                                              2002           2001
                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...........................................      $  (912)       $(1,573)
   Adjustments to reconcile net loss to net cash used
   in operating activities-
      Depreciation ....................................        1,109          1,430
      Amortization ....................................          560            528
      Noncash interest expense ........................           55             37
      Changes in assets and liabilities-
         Accounts receivable ..........................        4,201          2,835
         Inventories ..................................       (1,648)           146
         Prepaid expenses and other current assets ....          438          1,914
         Accounts payable .............................         (575)        (7,830)
         Accrued expenses .............................       (3,046)        (1,611)
         Deferred revenue .............................         (547)          (859)
                                                             -------        -------
            Net cash used in operating activities .....         (365)        (4,983)
                                                             -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ................       (2,425)          (669)
   Increase in other assets ...........................         (130)          (154)
                                                             -------        -------
            Net cash used in investing activities .....       (2,555)          (823)
                                                             -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments under lines of credit ...................           --           (915)
   Repayment of note payable ..........................         (229)          (370)
   Net proceeds from sale of common stock .............          565         25,048
                                                             -------        -------
            Net cash provided by financing activities .          336         23,763
                                                             -------        -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............          (43)          (109)
                                                             -------        -------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS ...................................       (2,627)        17,848
CASH AND CASH EQUIVALENTS, beginning of period ........       45,836         12,754
                                                             -------        -------
CASH AND CASH EQUIVALENTS, end of period ..............      $43,209        $30,602
                                                             -------        -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for income taxes .......      $    33        $    79
                                                             =======        =======
   Cash paid during the period for interest ...........      $    64        $    48
                                                             =======        =======

                             See accompanying notes.

                         HOLOGIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)

(1)  Basis of Presentation

     The consolidated financial statements of Hologic, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 28, 2002, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 24, 2002.

     The consolidated balance sheet as of December 28, 2002, the consolidated statements of operations and cash flows for the three months ended December 28, 2002 and December 29, 2001, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the three months ended December 28, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 27, 2003. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

(2)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                    December 28,   September 28,
                                                        2002           2002
                                                    ------------   -------------

Raw materials and work-in-process ...............     $30,288         $30,637
Finished goods ..................................       9,148           7,218
                                                      -------         -------
                                                      $39,436         $37,855
                                                      =======         =======

     Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(3)  Net Loss Per Share

     Diluted net loss per share for the first three months of fiscal 2003 and 2002 is computed in the same way as basic, as all common equivalent shares are considered antidilutive due to the Company's net loss position. Diluted weighted average shares outstanding do not include options outstanding to purchase 3,606 and 3,839 common-equivalent shares as of December 28, 2002 and December 29, 2001, respectively, as their effect would have been antidilutive.

(4)  Concentration of Credit Risk

     The Company historically utilized a distributor in the United States for certain product lines. This distributor had amounts due to the Company of approximately $4,444 as of December 28, 2002 and $7,775 as of September 28, 2002, and accounted for 20.5% and 22.5% of revenues for the first three months of fiscal 2003 and fiscal 2002, respectively. During the first quarter of fiscal 2003, the Company terminated its relationship with this distributor and commenced a direct sales effort in the U.S. for the product lines previously carried by this distributor. There were no other customers with balances greater than 10% of accounts receivable as of December 28, 2002 or September 28, 2002 or customers with greater than 10% of the Company's revenues for the first quarter of fiscal 2003 or fiscal 2002.

     In prior years, the Company financed certain sales to Latin America over a two-to-three year time-frame. At December 28, 2002, the Company had total accounts receivable outstanding of approximately $2,066 relating to these sales, of which $38 were long-term and included in other assets. As of December 28, 2002, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

(5)  Comprehensive Loss

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

A reconciliation of comprehensive loss is as follows:

                                                          Three Months Ended
                                                     ---------------------------
                                                     December 28,   December 29,
                                                         2002           2001
                                                     ------------   ------------
Net loss as reported .............................     $  (912)       $(1,573)
Foreign currency translation adjustment ..........        (106)          (122)
                                                       -------        -------
Comprehensive loss ...............................     $(1,018)       $(1,695)
                                                       =======        =======

(6)  Restructuring Costs

     During the first quarter of fiscal 2002, the Company announced the finalization of an exit strategy for the Hologic Systems Division. As part of this exit strategy, the Company closed its conventional general radiography manufacturing facility in Littleton, Massachusetts, and relocated certain of its product lines and sales and support personnel to the corporate headquarters in Bedford, Massachusetts. The Company accrued costs of approximately $3,500 related to the closing as part of the final Trex Medical purchase price allocation in the fourth quarter of fiscal 2001. These costs included amounts for lease abandonment, as well as for the write-off of certain fixed assets and accounts receivable. The Company commenced the closure in the first quarter of fiscal 2002 and completed the closure in January 2002. The Company also incurred a restructuring charge of approximately $806 in the first quarter of fiscal 2002 primarily comprised of severance costs related to the termination of 85 employees at the Littleton facility. In addition, the Company incurred severance costs of approximately $561 and $208 in connection with the closure of the Company's direct sales and service office in Paris, France and the continued reduction of Lorad's workforce, respectively. The severance charges related to the workforce reductions of 5 persons in France and 20 persons at Lorad across all functional areas.

     Cash payments totaled approximately $51 and $412 for the three months ended December 28, 2002 and December 29, 2001, respectively. Approximately $56 and $107 in restructuring liabilities remained in accrued expenses in the accompanying balance sheet at December 28, 2002 and September 28, 2002, respectively.

(7)  Business Segments and Geographic Information

     The Company views its operations and manages its business as five principal operating segments: the manufacture and sale of Osteoporosis Assessment products, Mammography products, Digital Imaging products, Mini-C Arm Imaging products and General Radiography products. Intersegment sales and transfers are not significant. Segment information for the three months ended December 28, 2002 and December 29, 2001 is as follows:

                                                         Three Months Ended
                                                     ---------------------------
                                                     December 28,   December 29,
                                                         2002           2001
                                                     ------------   ------------
Total revenues-
Osteoporosis Assessment                                 $16,600        $16,726
Mammography                                              21,799         17,314
Digital Imaging                                           4,646          5,490
Mini C-Arm Imaging                                        4,535          3,322
General Radiography                                       1,384          4,733
                                                        -------        -------
                                                        $48,964        $47,585
                                                        =======        =======
Operating income (loss)-
Osteoporosis Assessment                                 $ 1,698        $ 2,213
Mammography                                                 770            944
Digital Imaging                                          (4,630)        (2,081)
Mini C-Arm Imaging                                          790            537
General Radiography                                         311         (2,394)
                                                        -------        -------
                                                        $(1,061)       $  (781)
                                                        =======        =======
Depreciation and amortization-
Osteoporosis Assessment                                 $   753        $   881
Mammography                                                 573            631
Digital Imaging                                             343            416
Mini C-Arm Imaging                                           --             30
General Radiography                                          --             --
                                                        -------        -------
                                                        $ 1,669        $ 1,958
                                                        =======        =======
Capital expenditures-
Osteoporosis Assessment                                 $ 1,001        $   263
Mammography                                                 660            200
Digital Imaging                                             764            206
Mini C-Arm Imaging                                           --             --
General Radiography                                          --             --
                                                        -------        -------
                                                        $ 2,425        $   669
                                                        =======        =======

                                                    December 28,   September 28,
                                                        2002           2002
                                                    ------------   -------------
Identifiable assets-
Osteoporosis Assessment                               $136,630        $138,469
Mammography                                             50,166          49,726
Digital Imaging                                         (7,359)         (3,868)
Mini C-Arm Imaging                                         (48)            (47)
General Radiography                                         (5)             (5)
                                                      --------        --------
                                                      $179,384        $184,275
                                                      ========        ========

Export sales from the United States to unaffiliated customers primarily in Europe, Asia and Latin America during the three months ended December 28, 2002 totaled approximately $8,882, and for the three months ended December 29, 2001 totaled approximately $7,456.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:

                 Three Months Ended
             December 28,   December 29,
                 2002          2001
             ------------   ------------
Europe            14%            10%
Asia               7              8
All others         2              2
                  --             --
                  23%            20%

(8)  Litigation

     In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

(9)  New Accounting Pronouncements

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS 148 is not expected to materially impact our financial position, cash flows and results of operations.

(10) Note Receivable from Officer

     In fiscal 2000 and 2001, the Company loaned an officer an aggregate of $500,000, which is required to be repaid quarterly beginning in April 2003 through April 2006. In the event of a change in control, as defined, the amounts outstanding will be forgiven. The note is unsecured and bears interest at 7% per annum.

     In December 2002, in recognition of the exceptional service rendered to the Company by the officer, the Compensation Committee of the Board of Directors approved a special bonus program to provide the officer with the funds necessary to pay the quarterly installments due under the loan. Under the special bonus program, for so long as the officer remains an officer of the Company and there are amounts remaining to be repaid under the loan, the Company will pay the officer a special quarterly bonus equal to the amount due under the loan, including interest due, plus an additional payment equal to the taxes due as a result of the special bonus and such additional payment, such that the net-after-tax special quarterly bonus to be received by the officer will equal the principal and interest then due under the loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         HOLOGIC, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

     This report contains forward-looking information that involves risks and uncertainties, including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements as well as statements regarding expected future trends relating to our results of operations. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to materially differ include, without limitation, our ability to expand our direct sales and service team for both the near and longer-term to effectively implement our direct sales strategy; manufacturing risks that may limit our ability to ramp-up commercial production of the Selenia and other of our digital products, including our reliance on a single source of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of digital X-ray products in general; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays; the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; our ability to predict accurately the demand for our products and to develop strategies to address our markets successfully; the early stage of market development for digital X-ray products; risks relating to compliance with financial covenants under our working capital financing and leases; technical innovations that could render products marketed or under development by us obsolete; competition; and reimbursement policies for the use of our products. Other factors that could adversely affect our business and prospects are described in our filings with Securities and Exchange Commission. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

     Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the "Cautionary Statement" above and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

     In addition to the accounting policies, which are more fully described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2002, we have identified the following critical accounting policies used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report that are not otherwise reflected in our fiscal 2002 Annual Report and our Management's Discussion and Analysis of Financial Condition and Results of Operations included in that report.

Revenue Recognition

     We recognize product revenue upon shipment, provided that we determine there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, collection of the resulting receivable is probable and only perfunctory obligations included in the arrangement remain to be completed. We recognize product revenue upon the completion of installation for product shipments that require more than perfunctory obligations at the time of shipment, specifically for our digital imaging systems. A provision is made at the time of revenue recognition for estimated warranty costs to be incurred. Our products are generally covered for a one year period from the date of installation. We test the adequacy of our warranty reserves quarterly by reviewing our most recent warranty repair experience by product. Our product failure rates and service delivery costs have been consistent over the past three fiscal years for our continuing product lines. Our warranty accrual was approximately $5.0 million, as of December 28, 2002 and September 28, 2002. Service and other revenues, which primarily includes maintenance contracts, replacement parts and services and fee-per-scan revenues are recorded ratably over the contract period for maintenance contracts, at the time of shipment for replacement parts, as the service is rendered or as the fees are collected for fee-per-scan revenue.

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

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We perform a specific bad debt review on a quarterly basis to determine the amount of reserve required based on the outstanding balance due and the age of the balance. We also provide a general reserve to cover items not specifically reviewed. Our allowance for doubtful accounts was $4.5 million and $4.6 million as of December 29, 2002 and September 28, 2002, respectively.

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

Stock Based Compensation

     The company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only alternative under SFAS No. 123 that requires disclosure of the pro forma effects on net income (loss) and income (loss) per share as if SFAS No. 123 had been adopted, as well as certain other information.

RESULTS OF OPERATIONS

     Total Revenues. Total revenues for the first quarter of fiscal 2003 increased 3% to $49.0 million from $47.6 million for the first quarter of fiscal 2002. This increase was primarily due to an increase in unit sales of our mammography products and to a lesser extent, mini c-arm products. Partially offsetting these increases was the elimination of product sales from our conventional general radiography business and, to a lesser extent, lower digital imaging sales. We completed the phase-out of the unprofitable conventional general radiography product line we acquired from Trex Medical during the third quarter of fiscal 2002.

     Product Sales. Product sales in our mammography business increased approximately 37% to $17.9 million in the first quarter of fiscal 2003 from $13.0 million in the first quarter of fiscal 2002. This increase was primarily due to an increase in the number of mammography systems sold in the United States and, to a lesser extent, in Europe. During the quarter ended December 28, 2002, the Company terminated its relationship with the distributor who sold the Company's mammography line in the United States. This distributor accounted for 31.6% and 47.3% of mammography sales in the first quarter of fiscal 2003 and 2002, respectively.

     Mini c-arm product sales increased 50% to $4.1 million in the first three months of fiscal 2003 from $2.7 million in the first three months of fiscal 2002. This increase was primarily due to an increase in the number of Premier systems sold in the United States.

     Osteoporosis Assessment product sales increased 2% to $12.7 million in the first quarter of fiscal 2003 from $12.5 million in the first quarter of fiscal 2002. These revenues increased primarily due to an increase in the number of systems sold internationally.

     Digital imaging product sales decreased 19% to $4.2 million in the first quarter of fiscal 2003 compared to revenues of $5.2 million in the first quarter of fiscal 2002. The decline in revenues was primarily attributable to delays in shipments relating to customer room readiness issues and to delays in receiving acceptable quantities of panels from our Selenium coating vendors, which resulted in a decrease in the number of digital systems and the number of digital plates sold.

     Conventional general radiography product sales have been eliminated since our decision to phase-out our unprofitable conventional general radiography product line during fiscal 2002. These product revenues totaled $3.2 million in the first quarter of fiscal 2002.

     In the first quarter of fiscal 2003, approximately 77% of product sales were generated in the United States, 14% in Europe and 9% in other international markets. In the first quarter of fiscal 2002, approximately 80% of product sales were generated in the United States, 10% in Europe and 10% in other international markets.

     Service and Other Revenue. Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service and repair of our products. Service and other revenue decreased 8% to $10.1 million in the first quarter of fiscal 2003 compared to $11.0 million in the first quarter of fiscal 2002. The decrease in service and other revenue in fiscal 2003 was primarily due to decreases in revenue from the licensing of certain mammography patented technology and additional fee-per-scan revenues compared to the first quarter of last year.

     Costs of Product Sales. The cost of product sales decreased as a percentage of product sales to 53% in the first quarter of fiscal 2003 from 59% in the first quarter of fiscal 2002. Fiscal 2002 cost of product sales includes $3.2 million of expenses related to the unprofitable conventional general radiography products phased-out in the third quarter of fiscal 2002. Excluding the effect of these products, costs of product sales as a percentage of product revenue would have been 55% in fiscal 2002. These costs decreased as a percentage of product sales primarily due to improved gross margins recognized on the mammography products and the mini c-arm products as a result of a significant increase in revenues. The increased volume has improved the absorption of manufacturing overhead at our manufacturing facilities for those products. DRC continues to have significant fixed manufacturing costs and is operating significantly below manufacturing capacity. The decrease in digital imaging revenues resulted in lower margins for these product sales. However, margins on these products were positive for the first quarters of fiscal 2003 and 2002.

     Costs of Service and Other Revenue. Cost of service and other revenue increased as a percentage of service and other revenue to 105% in the first quarter of fiscal 2003 from 77% in the first quarter of fiscal 2002. These costs increased as a percentage of service and other revenue primarily due to additional personnel and other costs in our field service area to expand our United States service capabilities for our digital mammography and general radiography systems and to assume direct coverage of territories previously assigned to distributors, as well as to our lower other revenue. We expect our costs of service and other revenue to remain relatively high as a percentage of service and other revenue, reflecting our need to hire the required personnel for warranty and installation service in advance of entering into service agreements in connection with our transition to digital mammography and direct service coverage.

     Research and Development Expenses. Research and development expenses decreased 10% to $4.8 million, 10% of total revenues, in the first quarter of fiscal 2003 from $5.3 million, 11% of total revenues, in the first quarter of fiscal 2002. This decrease was primarily due to a decrease in research and development spending and personnel primarily related to our phase-out of the conventional general radiography product line in fiscal 2002. In addition, approximately $2.0 million and $1.8 million of the total in the first three months of fiscal 2003 and 2002, respectively, of these expenses related to the development of digital mammography and digital general radiography systems and detectors at DRC.

     Selling and Marketing Expenses. Selling and marketing expenses increased 30% to $8.9 million, 18% of total revenues, in the first quarter of fiscal 2003 from $6.8 million, 14% of total revenues, in the first quarter of fiscal 2002 primarily due to higher trade show expenses and to additional personnel and other costs incurred to expand our United States coverage of territories previously assigned to distributors. In the 2003 quarter we incurred marketing expenses of approximately $1.0 million over the previous year's quarter for our exhibit at the Radiological Society of North America ("RSNA") medical imaging trade show.

     General and Administrative. General and administrative expenses increased 9% to $5.2 million, 11% of total revenues, in the first quarter of fiscal 2003 compared to $4.8 million, 10% of total revenues, in the first quarter of fiscal 2002. This increase was primarily due to additional personnel and increased travel expenses.

     Restructuring costs. Restructuring costs in the first quarter of fiscal 2002 were primarily the result of our efforts to streamline operations and eliminate unprofitable product lines. We incurred a restructuring charge of approximately $806,000 in the first quarter of fiscal 2002 primarily comprised of severance costs related to the termination of 85 employees at our former Littleton facility. In addition, we incurred severance costs of approximately $561,000 and $208,000 in connection with the closure of our direct sales and service office in Paris and the continued reduction of Lorad's workforce, respectively. We did not incur any restructuring costs in the first quarter of fiscal 2003.

     Interest Income. Interest income increased to $176,000 in the current quarter from $88,000 in the first quarter of fiscal 2002. This increase was due to a higher investment base than in the prior year, primarily as a result of receiving approximately $25 million from our sale of common stock in December 2001.

     Interest/Other Expense. In the first quarters of fiscal 2003 and 2002, we incurred other expenses of approximately $25,000 and $799,000, respectively. In the first quarter of fiscal 2003, these expenses were primarily due to the interest costs on the Foothill Capital Corporation note payable which were partially offset by foreign currency transaction gains. In the first quarter of fiscal 2002, these expenses included interest costs of approximately $717,000 on the $25 million note payable issued in connection with the Trex Medical acquisition, and to a lesser extent, foreign currency transaction losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions. In September 2002, we paid off the note payable to Trex Medical with the proceeds from the sale/leaseback transaction of two of our facilities. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

     Provision for Income Taxes. Although the Company incurred losses during the first quarter of fiscal 2003 and 2002, the Company did not record a benefit for income taxes, but has provided for certain minimum taxes where net operating losses cannot be used.

Segment Results of Operations

     Our businesses are reported as five segments: osteoporosis assessment; mammography; digital imaging; mini c-arm imaging; and general radiography. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements and our consolidated financial statements included in our 2002 Annual Report on Form 10-K. We measure segment performance based on total revenues and operating income or loss. Revenues from each of these segments are described above. The discussion that follows is a summary analysis of the primary changes in operating income or loss by segment.

     Osteoporosis Assessment. Reported operating income for osteoporosis assessment was $1.7 million for the first quarter of fiscal 2003 compared to $2.2 million in the first quarter of fiscal 2002. The decrease in operating income for this business segment was primarily due to a $344,000 reduction in fee-per-scan revenues which have a 100% gross margin, increased trade show expenses and the addition of rent expense in excess of depreciation as a result of the sale/leaseback of our corporate headquarters in September 2002. Partially offsetting these increases was a decrease in restructuring costs incurred in the first quarter of fiscal 2002.

     Mammography. Operating income for this business segment in the first quarter of fiscal 2003 decreased to $770,000 from $944,000 in the corresponding quarter of fiscal 2002. The decrease in operating income in the current quarter was primarily due to additional personnel and other costs in the field service and sales areas to expand our United States service capabilities for our digital mammography products and to assume direct coverage of territories previously assigned to distributors, increased marketing costs related to our major trade show and rent expense in excess of depreciation as a result of our sale/leaseback of the Danbury facility in September 2002. Partially offsetting these increases was additional gross margin from the $4.9 million increase in product revenues and a decrease in restructuring costs incurred in the first quarter of fiscal 2002.

     Digital Imaging. The digital imaging business operating loss increased 123% to $4.6 million in the first quarter of fiscal 2003 from $2.1 million in the first quarter of fiscal 2002. This increase was due to a number of factors including a reduction in both gross profit and gross margins related to the decrease in revenues, an increase in manufacturing costs of the digital detectors due to vendor quality problems, increased personnel and other costs in selling and cost of service expenses to provide direct sales and service coverage for our digital radiography products, increased tradeshow expenses and increased research and development spending related to the development of our two new product offerings.

     Mini C-Arm Imaging. The mini c-arm business operating income increased 47% to $790,000 for the first quarter of fiscal 2003 compared to $537,000 in the first quarter of fiscal 2002. This improvement was primarily attributable to improved gross margins from the significant increase in product sales, that was partially offset by increased trade show expense.

     General Radiography. As previously discussed, we have closed the manufacturing facility of the Hologic Systems Division and relocated certain of its product lines and sales and service support personnel to our corporate headquarters. Our revenue in this business segment in the current quarter is from our ongoing service business. This business segment reported operating income of $311,000 for the current quarter compared to an operating loss of $2,394,000 for the same period last year primarily due to our phasing-out the unprofitable product sales and related operating expenses from this business during fiscal 2002. We expect the continuing service business to remain at the current profitability level for the remainder of this fiscal year.

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

     As of December 28, 2002 our expenditures incurred and estimates to complete our acquired in-process projects related to the Mammography business were consistent with our initial expectations other than the delays mentioned above. If we are not successful in implementing our projects, we may be unable to realize the remaining value assigned to this in-process technology. In addition, the remaining value of the other acquired intangible assets associated with this technology may also become impaired.

Liquidity and Capital Resources

     At December 28, 2002 we had approximately $97.0 million of working capital. At that date our cash and cash equivalents totaled $43.2 million. Our cash and cash equivalents balance decreased approximately $2.6 million during the first quarter of fiscal 2003 primarily due to purchases of property and equipment and the use of cash in operating activities.

     Our cash used in operating activities reflected a net loss of $912,000 for the first quarter of fiscal 2003 plus changes in our current assets and liabilities, that were partially offset by non-cash charges for depreciation and amortization of $1.7 million. Cash used in operations due to changes in our current assets and liabilities included a decrease in accrued expenses of $3.0 million, an increase in inventories of $1.6 million and a decrease in deferred revenue of $547,000 that were partially offset by a decrease in accounts receivable of $4.2 million. The decrease in accrued expenses was primarily due to the timing of payments. The increase in inventory is in finished goods in the digital imaging and mammography businesses primarily due to delayed installations of digital imaging systems and to increased mammography inventory in response to higher revenues. The decrease in accounts receivable was primarily due to improved collections in the osteoporosis assessment and mammography businesses.

     In the first three months of fiscal 2003, we used approximately $2.6 million of cash in investing activities. This use of cash was primarily attributable to purchases of property and equipment of $2.4 million which consisted primarily of the corporate wide computer information software and hardware, manufacturing equipment and leasehold/building improvements.

     In the first quarter of fiscal 2003, financing activities provided us with $337,000 of cash. These cash flows included approximately $565,000 from the exercise of stock options partially offset by $229,000 of repayments of our notes payable.

     As of December 28, 2002 we had short term borrowings, including the current portion of our long term obligations, of $480,000 and long term notes payable totaling $2.0 million. The short term borrowings represent the current portion of our long term notes payable. The long term notes payable consisted of the $1.3 million borrowed from Foothill Capital Corporation as the long term portion of our term loan under our credit facility, and the $733,000 balance due on the note to Fleet Business Credit, LLC.

     In September 2001 we obtained a secured loan from Foothill Capital Corporation. The loan agreement with Foothill Capital Corporation provides for a term loan of approximately $2.4 million, which we borrowed at signing, and a revolving line of credit facility. The maximum amount we can borrow under the loan agreement is $25 million with an option for us to increase this amount to $30 million during the term of the Agreement, if certain conditions are met. The loan agreement contains financial and other covenants and the actual amount which we can borrow under the line of credit at any time is based upon a formula tied to the amount of our qualifying accounts receivable and inventory. The term loan accrues interest at prime (4.25% at December 28, 2002) plus 1.25% for five years. The line of credit advances accrue interest at prime plus 0.5%. The line of credit expires in September 2004. We were in compliance with all covenants at December 28, 2002.

     Our Fleet note payable bears interest at prime plus 1% and is payable in full by August 10, 2004.

     We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (3.32% at September 28, 2002) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At December 28, 2002 and September 28, 2002, there were no outstanding borrowings under this line.

     In April 2002, we began an implementation project for an integrated enterprise wide software application. On November 24, 2002, we began operational use of this software application at the Bedford, MA and Newark, DE facilities and plan to have the Danbury, Connecticut and Brussels, Belgium locations implemented during fiscal 2003. Through December 28, 2002 we have made payments totaling $2.4 million for hardware, software and consulting services. We expect to make additional payments of approximately $600,000 in the remainder of fiscal 2003 in connection with this implementation. Most of the cost is currently being capitalized and we began to amortize these costs over their expected useful lives in December 2002.

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

     The following table summarizes our contractual obligations and commitments as of December 28, 2002:

                                  Payments Due by Period
                                  ----------------------
                                      (in thousands)
Contractual Obligations    Total    Less than 1 year   2-3 years   4-5 years   Thereafter
-----------------------   -------   ----------------   ---------   ---------   ----------
Long Term Debt            $ 2,520        $  480         $ 2,040     $   --      $    --
Operating Leases          $65,990        $4,837         $ 8,406     $6,460      $46,287
                          -------        ------         -------     ------      -------
Total Contractual
Cash Obligations          $68,510        $5,317         $10,446     $6,460      $46,287
                          =======        ======         =======     ======      =======

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

     Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a loan and security agreement with Foothill Capital Corporation (the Foothill Agreement) and a European line of credit. The Foothill Agreement term loan accrues interest at the prime rate plus 1.25% and the European Line of Credit accrues interest at the Europe Interbank Offered Rate plus 1.50%. At December 28, 2002, we had $1.8 million outstanding under the Foothill Agreement and there were no amounts outstanding under the line of credit.

     Substantially all of our sales outside the United States are conducted in U.S. dollar denominated transactions. We operate two European subsidiaries which incur expenses denominated in local currencies. However, we believe that these operating expenses will not have a material adverse effect on our business, results of operations or financial condition.

Item 4. Controls and Procedures.

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

Item 3. Defaults Upon Senior Securities.
        None.

Item 4. Submission of Matters to a Vote of Security Holders.
        None.

Item 5. Other Information.
        None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits furnished:

          Exhibit
          Number                                                                        Reference
          -------                                                                       ----------
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

                                     Hologic, Inc.
                                     (Registrant)


February 11, 2003                /s/ John W. Cumming
-----------------                -----------------------------------------------
Date                             John W. Cumming
                                 President and Chief Executive Officer


February 11, 2003                /s/ Glenn P. Muir
-----------------                -----------------------------------------------
Date                             Glenn P. Muir
                                 Executive Vice President, Finance and Treasurer
                                 (Principal Financial Officer)

                                  CERTIFICATION

I, John W. Cumming, Chief Executive Officer of Hologic, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hologic, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003


/s/ John W. Cumming
-----------------------
John W. Cumming
Chief Executive Officer

                                  CERTIFICATION

I, Glenn P. Muir, Chief Financial Officer of Hologic, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hologic, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003


/s/ Glenn P. Muir
-----------------------
Glenn P. Muir
Chief Financial Officer