Form 10-Q
period 2003-03-29
HOLOGIC INC
filed 2003-05-13
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-18281

Hologic, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2902449
(State of incorporation)	(I.R.S. Employer Identification No.)

35 Crosby Drive, Bedford, Massachusetts 01730

(Address of principal executive offices) (Zip Code)

(781) 999-7300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

As of May 8, 2003 19,690,060 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

HOLOGIC, INC. AND SUBSIDIARIES

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

ASSETS

	March 29, 2003	September 28, 2002
CURRENT ASSETS:
Cash and cash equivalents	$31,421	$45,836
Accounts receivable, less reserves of $4,487 and $4,565, respectively	42,219	39,568
Inventories	45,297	37,855
Prepaid expenses and other current assets	15,636	14,811

Total current assets	134,573	138,070

PROPERTY AND EQUIPMENT, at cost:
Land	1,500	1,500
Buildings and improvements	13,594	13,387
Equipment	31,863	27,112
Furniture and fixtures	3,614	3,607
Leasehold improvements	2,058	1,684

	52,629	47,290
Less: Accumulated depreciation and amortization	20,484	17,910

	32,145	29,380

INTANGIBLE ASSETS:
Patented technology, net of accumulated amortization of $5,385 and $4,705, respectively	2,004	2,529
Developed technology and know-how, net of accumulated amortization of $2,358 and $1,903, respectively	6,793	7,248
Goodwill	5,989	5,989

	14,786	15,766

Other assets, net	849	1,059

Total assets	$182,353	$184,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
	March 29, 2003	September 28, 2002
CURRENT LIABILITIES:
Current portion of note payable	$480	$480
Accounts payable	11,011	10,929
Accrued expenses	17,218	18,935
Deferred revenue	8,375	9,254

Total current liabilities	37,084	39,598

Notes payable, net of current portion	1,827	2,268

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value— Authorized—1,623 shares Issued – 0 shares	—	—
Common stock, $.01 par value—Authorized—30,000 shares Issued – 19,678 and 19,461 shares, respectively	197	195
Capital in excess of par value	142,622	141,405
Retained earnings	2,621	3,150
Cumulative translation adjustment	(1,534)	(1,877)
Treasury stock, at cost, 45 shares	(464)	(464)

Total stockholders’ equity	143,442	142,409

Total liabilities and stockholders’ equity	$182,353	$184,275

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Revenues:
Product sales	$40,158	$35,485	$78,998	$72,097
Service and other revenue	10,178	10,916	20,303	21,889

	50,336	46,401	99,301	93,986

Costs and Expenses:
Cost of product sales	21,362	20,102	41,952	41,622
Cost of service and other revenue	10,624	8,271	21,241	16,668
Research and development	4,891	4,770	9,652	10,050
Selling and marketing	6,942	6,620	15,823	13,458
General and administrative	6,174	5,500	11,351	10,257
Restructuring costs	—	495	—	2,070

	49,993	45,758	100,019	94,125

Income (loss) from operations	343	643	(718)	(139)

Interest income	243	170	419	259

Interest/other expense	(151)	(810)	(176)	(1,609)

Income (loss) before provision (benefit) for income taxes	435	3	(475)	(1,489)

Provision (Benefit) for Income Taxes	52	(4,423)	54	(4,342)

Net income (loss)	$383	$4,426	$(529)	$2,853

Net Income (Loss) per Common and Common Equivalent Share:
Basic earnings per share	$.02	$.23	$(.03)	$.16

Diluted earnings per share	$.02	$.22	$(.03)	$.16

Weighted Average Number of Common Shares Outstanding:
Basic	19,580	18,947	19,528	17,508

Diluted	20,035	20,182	19,528	18,126

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	March 29, 2003	March 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(529)	$2,853
Adjustments to reconcile net (loss) income to net cash used in operating activities-
Depreciation	2,560	2,788
Amortization	1,137	1,065
Noncash interest expense	110	41
Deferred income taxes	—	1,700
Changes in assets and liabilities-
Accounts receivable	(2,544)	768
Inventories	(7,176)	(882)
Prepaid expenses and other current assets	(671)	(6,536)
Accounts payable	(76)	(7,979)
Accrued expenses	(1,798)	(2,702)
Deferred revenue	(1,022)	(176)

Net cash used in operating activities	(10,009)	(9,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,285)	(2,204)
Increase in other assets	(53)	(9)

Net cash used in investing activities	(5,338)	(2,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under line of credit	—	(1,681)
Repayments of notes payable	(442)	(683)
Net proceeds from sale of common stock	1,219	27,269

Net cash provided by financing activities	777	24,905

EFFECT OF EXCHANGE RATE CHANGES ON CASH	155	(156)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,415)	13,476
CASH AND CASH EQUIVALENTS, beginning of period	45,836	12,754

CASH AND CASH EQUIVALENTS, end of period	$31,421	$26,230

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$43	$92

Cash paid during the period for interest	$130	$1,560

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share data)

(1) Basis of Presentation

The consolidated financial statements of Hologic, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 28, 2002, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 24, 2002.

The consolidated balance sheet as of March 29, 2003, the consolidated statements of operations and cash flows for the three months and six months ended March 29, 2003 and March 30, 2002, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three months and six months ended March 29, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 27, 2003. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

(2) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 29, 2003	September 28, 2002
Raw materials and work-in-process	$34,126	$30,637
Finished goods	11,171	7,218

	$45,297	$37,855

Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(3) Net Income (Loss) Per Share

A reconciliation of basic and dilutive share amounts are as follows:

	Three Months Ended		Six Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Basic weighted average common shares outstanding	19,580	18,947	19,528	17,508
Weighted average common equivalent shares	455	1,235	—	618

Diluted weighted average common shares outstanding	20,035	20,182	19,528	18,126

Dilutive weighted average shares outstanding do not include 1,691 and 3,503 common-equivalent shares for the three and six months ended March 29, 2003, respectively, and 167 and 687 common-equivalent shares for the three and six months ended March 30, 2002, respectively, as their effect would have been antidilutive.

(4) Stock Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for stock-based compensation plans other than for restricted stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS No. 148), therefore, no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income (loss) and earnings (loss) per share would have approximated the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Net income (loss), as reported	$383	$4,426	$(529)	$2,853
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(524)	(777)	(1,171)	(1,528)

Pro forma net income (loss)	$(141)	$3,649	$(1,700)	$1,325

Earnings (loss) per share:
Basic – as reported	$.02	$.23	$(.03)	$.16

Basic – pro forma	$(.01)	$.19	$(.09)	$.08

Diluted – as reported	$.02	$.22	$(.03)	$.16

Diluted – pro forma	$(.01)	$.18	$(.09)	$.07

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No.148 pro forma disclosure and the weighted average information are as follows:

	Three Months Ended		Six Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Risk – free interest rate	2.49%	3.73%	2.57%	3.73%

Expected dividend yield	—	—	—	—

Expected lives	4 years	4 years	4 years	4 years

Expected volatility	70%	70%	70%	70%

(5) Concentrations of Credit Risk

The Company historically utilized a distributor in the United States for certain product lines. In the first quarter of fiscal 2003, this distributor sold one of its wholly owned subsidiaries to another company creating a new distributor for the Company’s mammography systems. Also during the first quarter of fiscal 2003, the Company terminated its relationship with this new distributor and commenced a direct sales effort in the U.S. for the product lines carried by this distributor. This new distributor had amounts due to the Company of approximately $1,840 as of March 29, 2003 and the remaining historical distributor had amounts due of approximately $2,099 as of March 29, 2003 and $7,775 as of September 28, 2002. The new distributor accounted for 10% of revenues for the three months ended March 29, 2003. The remaining historical distributor accounted for 5% and 16% of revenues for the three months ended March 29, 2003 and March 30, 2002, respectively; and approximately 15% and 17% of revenues for the first six months of fiscal 2003 and 2002, respectively. There were no other customers with balances greater than 10% of accounts receivable as of March 29, 2003 or September 28, 2002 or customers with greater than 10% of the Company’s revenues for the first three or six months of fiscal 2003 or fiscal 2002.

In prior years, the Company financed certain sales to Latin America over a two-to-three year time-frame. At March 29, 2003, the Company had total accounts receivable outstanding of approximately $1,845 relating to these sales, of which $13 were long-term and included in other assets. As of March 29, 2003, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

(6) Comprehensive Loss

Statement of Financial Accounting Standards No.130, Reporting Comprehensive Income established standards for reporting and display of comprehensive income (loss) and its components in the financial statements. The Company’s only item of other comprehensive income (loss) relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.

A reconciliation of comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Net income (loss) as reported	$383	$4,426	$(529)	$2,853
Foreign currency translation adjustment	448	(54)	343	(175)

Comprehensive income (loss)	$831	$4,372	$(186)	$2,678

(7) Restructuring Costs

During the first quarter of fiscal 2002, the Company announced the finalization of an exit strategy for the Hologic Systems Division. As part of this exit strategy, the Company closed its conventional general radiography manufacturing facility in Littleton, Massachusetts, and relocated certain of its product lines and sales and support personnel to the corporate headquarters in Bedford, Massachusetts. The Company accrued costs of approximately $3,500 related to the closing as part of the final Trex Medical purchase price allocation in the fourth quarter of fiscal 2001. These costs included amounts for lease abandonment, as well as for the write-off of certain fixed assets and accounts receivable. The Company commenced the closure in the first quarter of fiscal 2002 and completed the closure in January 2002. The Company also incurred a restructuring charge of approximately $806 in the first quarter of fiscal 2002 primarily comprised of severance costs related to the termination of 85 employees at the Littleton facility. In addition, the Company incurred severance costs of approximately $561 and $208 in connection with the closure of the Company’s direct sales and service office in Paris, France and the continued reduction of Lorad’s workforce, respectively. The severance charges related to the workforce reductions of 5 persons in France and 20 persons at Lorad across all functional areas.

In the second quarter of fiscal 2002, the Company incurred additional severance costs of approximately $495 primarily comprised of severance costs in connection with the reduction of the Company’s workforce in the United States and Europe by 13 persons across all functional areas.

Cash payments totaled approximately $56 and $1,512 for the six months ended March 29, 2003 and March 30, 2002, respectively. Approximately $51 and $107 in restructuring liabilities remained in accrued expenses in the accompanying balance sheet at March 29, 2003 and September 28, 2002, respectively.

The following table summarizes the restructuring activity for the six months ended March 29, 2003:

Balance at September 28, 2002	Charged to Costs and Expenses	Payments	Balance at March 29, 2003
$107	$—	$(56)	$51

(8) Business Segments and Geographic Information

The Company views its operations and manages its business as five principal operating segments: the manufacture and sale of Osteoporosis Assessment products, Mammography products, Digital Imaging products, Mini-C Arm Imaging products and General Radiography products. As a result of the Company’s recent implementation of a company wide integrated software application, identifiable assets for the five principal operating segments only consists of inventories. The Company has presented all other assets, liabilities and stockholders’ equity as Corporate Assets. Prior periods have been restated to conform to this presentation. Intersegment sales and transfers are not significant. Segment information for the three months and six months ended March 29, 2003 and March 30, 2002 is as follows:

	Three Months Ended		Six Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Total revenues–
Osteoporosis Assessment	$18,427	$15,023	$35,027	$31,749
Mammography	19,901	18,117	41,701	35,431
Digital Imaging	6,664	5,405	11,310	10,895
Mini C-Arm Imaging	4,286	4,775	8,821	8,097
General Radiography	1,058	3,081	2,442	7,814

	$50,336	$46,401	$99,301	$93,986

Operating income (loss)–
Osteoporosis Assessment	$3,000	$1,514	$4,698	$3,727
Mammography	(302)	1,032	467	1,976
Digital Imaging	(2,965)	(2,672)	(7,595)	(4,753)
Mini C-Arm Imaging	553	1,175	1,343	1,712
General Radiography	57	(407)	369	(2,801)

	$343	$642	$(718)	$(139)

Depreciation and amortization–
Osteoporosis Assessment	$937	$824	$1,689	$1,705
Mammography	624	590	1,198	1,221
Digital Imaging	427	420	770	836
Mini C-Arm Imaging	—	61	—	91
General Radiography	—	—	—	—

	$1,988	$1,895	$3,657	$3,853

Capital expenditures–
Osteoporosis Assessment	$1,395	$993	$2,396	$1,256
Mammography	527	221	1,187	421
Digital Imaging	938	321	1,702	527
Mini C-Arm Imaging	—	—	—	—
General Radiography	—	—	—	—

	$2,860	$1,535	$5,285	$2,204

	March 29, 2003	September 28, 2002
Identifiable assets–
Osteoporosis Assessment	$10,777	$10,370
Mammography	18,650	12,561
Digital Imaging	9,961	9,405
Mini C-Arm Imaging	3,748	3,181
General Radiography	2,161	2,338
Corporate	137,056	146,420

	$182,353	$184,275

Export sales from the United States to unaffiliated customers primarily in Europe, Asia and Latin America during the three months and six months ended March 29, 2003 totaled approximately $15,616 and $24,499, respectively, and for the three months and six months ended March 30, 2002 totaled approximately $7,847 and $15,302, respectively.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:

	Three Months Ended		Six Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Europe	19%	10%	17%	10%
Asia	17	9	12	10
All others	3	2	2	2

	39%	21%	31%	22%

(9) Litigation

In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company’s financial position or results of operations.

(10) Note Receivable from Officer

In fiscal 2000 and 2001, the Company loaned an officer an aggregate of $500, which is required to be repaid quarterly beginning in April 2003 through April 2006. In the event of a change in control, as defined, the amounts outstanding will be forgiven. The note is unsecured and bears interest at 7% per annum.

In December 2002, in recognition of the exceptional service rendered to the Company by the officer, the Compensation Committee of the Board of Directors approved a special bonus program to provide the officer with the funds necessary to pay the quarterly installments due under the loan. Under the special bonus program, for so long as the officer remains an officer of the Company and there are amounts remaining to be repaid under the loan, the Company will pay the officer a special quarterly bonus equal to the amount due under the loan, including interest due, plus an additional payment equal to the taxes due as a result of the special bonus and such additional payment, such that the net-after-tax special quarterly bonus to be received by the officer will equal the principal and interest then due under the loan. During the six months ended March 29, 2003, the Company recognized $196 in bonus expense in connection with this program.

(11) Goodwill

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, instead goodwill will be reviewed for impairment annually, at a minimum, by applying a fair-value-based test. During the second quarter of fiscal 2003, an independent appraiser, experienced in conducting these impairment tests, completed the fair-value-based test of the Company’s goodwill. Based on the results of this test, goodwill was deemed not to be impaired for fiscal 2003.

(12) Product Warranties

The Company typically offers a one-year warranty for all of its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary.

Product warranty activity for the six months ended March 29, 2003 is as follows (in thousands):

Balance at September 28, 2002	Accruals for warranties issued during the period	Decrease to preexisting warranties	Balance at March 29, 2003
$4,952	$2,001	$(2,188)	$4,765

(13) New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46) to clarify the conditions under which assets, liabilities, and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable-interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable-interest entity’s residual returns or both. The provisions of FIN 46 are required to be adopted by the Company in fiscal 2003. The Company does not have any variable-interest entities. Accordingly, the adoption of FIN 46 will not have a material impact on its overall financial position or results of operations.

PART I—FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLOGIC, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This report contains forward-looking information that involves risks and uncertainties, including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements as well as statements regarding expected future trends relating to our results of operations and the sufficiency of our capital resources. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to materially differ include, without limitation, our ability to expand our direct sales and service team for both the near and longer-term to effectively implement our direct sales strategy; manufacturing risks that may limit our ability to ramp-up commercial production of the Selenia™ and other of our digital products, including our reliance on a single source of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of digital X-ray products in general; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays; the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; our ability to predict accurately the demand for our products and to develop strategies to address our markets successfully; the early stage of market development for digital X-ray products; risks relating to compliance with financial covenants under our working capital financing and leases; technical innovations that could render products marketed or under development by us obsolete; competition; and reimbursement policies for the use of our products. Other factors that could adversely affect our business and prospects are described in our filings with Securities and Exchange Commission. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

Our critical accounting policies are described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2002. We discussed the critical accounting policies used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report and in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our fiscal 2002 Annual Report.

RESULTS OF OPERATIONS

Total Revenues. Total revenues for the second quarter of fiscal 2003 increased 8% to $50.3 million from $46.4 million for the second quarter of fiscal 2002. Total revenues for the current six month period increased 6% to $99.3 million from $94.0 million for the first six months of fiscal 2002. These increases were primarily due to an increase in revenue from sales of our mammography, osteoporosis assessment, and digital imaging products. Partially offsetting these increases was the elimination of product sales from our conventional general radiography business and, to a lesser extent, lower service and other revenue. We completed the phase-out of the unprofitable conventional general radiography product line we acquired from Trex Medical during the third quarter of fiscal 2002.

Product Sales. Product sales increased 13% to $40.2 million for the second quarter of fiscal 2003 from $35.5 million for the corresponding period in fiscal 2002, and increased 10% to $79.0 million for the six months ended March 29, 2003 from $72.1 million for the corresponding period in fiscal 2002.

Product sales in our mammography business increased approximately 16% to $16.1 million for the second quarter of fiscal 2003 from $13.9 million for the corresponding period in fiscal 2002, and increased 26% to $33.9 million for the six months ended March 29, 2003 from $26.9 million for the corresponding period in fiscal 2002. These increases were primarily due to increasing sales of Selenia™, the full field digital mammography system introduced in the fourth quarter of fiscal 2002, an increase in the number of multicare stereotactic tables sold and, to a lesser extent, higher average selling prices of the MIV analog mammography product line. These increases were partially offset by fewer analog systems sold in the United States.

Osteoporosis assessment product sales increased 27% to $14.1 million in the second quarter of fiscal 2003 from $11.1 million for the corresponding period in fiscal 2002, and increased 14% to $26.9 million for the first six months of fiscal 2003 from $23.7 million for the corresponding period in fiscal 2002. These increases were primarily due to an increase in the number of systems sold in Europe, and to a lesser extent, to the initial shipments of our new Discovery™ line of bone densitometers at higher average selling prices.

Digital imaging product sales increased 30% to $6.2 million in the second quarter of fiscal 2003 from $4.8 million in the corresponding period in fiscal 2002, and increased 4% to $10.5 million for the first six months of fiscal 2003 compared to $10.0 million for the corresponding period in fiscal 2002. These increases were primarily due to an increase in the number of digital systems sold internationally, partially offset by a decrease in the number of systems sold in the United States.

Mini c-arm product sales decreased 13% to $3.7 million in the second quarter of fiscal 2003 from $4.2 million for the corresponding period in fiscal 2002, and increased 12% for the first six months of fiscal 2003 to $7.7 million from $6.9 million for the corresponding period in fiscal 2002. The decrease in the current quarter was primarily due to a decrease in the number of systems sold worldwide. The increase in the current six month period was primarily due to an increase in the number of units sold in the United States partially offset by a decrease in the number of units sold internationally.

Conventional general radiography revenues decreased to $17,000 in the second quarter of fiscal 2003 from $1.4 million in the corresponding period in fiscal 2002 and decreased to $17,000 for the first six months of fiscal 2003 from $4.6 million for the corresponding period in fiscal 2002. These decreases were due to our decision to phase-out our unprofitable conventional general radiography product line.

In the first six months of fiscal 2003, approximately 69% of product sales were generated in the United States, 17% in Europe and 14% in other international markets. In the first six months of fiscal 2002, approximately 78% of product sales were generated in the United States, 10% in Europe and 12% in other international markets.

Service and Other Revenue. Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service and repair of our products. Service and other revenue decreased 7% to $10.2 million in the second quarter of fiscal 2003 compared to $10.9 million in the second quarter of fiscal 2002. Service and other revenue for the current six month period decreased 7% to $20.3 million from $21.9 million for the comparable period of fiscal 2002. These decreases in fiscal 2003 were primarily due to decreases in other revenue from the licensing of certain mammography patented technology and additional fee-per-scan revenues compared to last year.

In the current quarter we terminated an independent dealer who represented almost one-half of the U.S. market for our mammography products in fiscal 2002 and assumed full sales and service responsibility in these geographic locations on a direct basis. To provide the necessary sales coverage and service support we hired 10 sales and 28 service personnel. This initiative should enable the Company to capture higher gross profits on new sales as well as future service revenues from service contracts and billings on new sales and also from existing users of Lorad mammography equipment over time if we are successful in capturing their business. For the remainder of fiscal 2003, the added costs of the new service personnel are expected to put continued pressure on our gross profits in our mammography business.

Costs of Product Sales. The cost of product sales decreased as a percentage of product sales to 53% in the second quarter of fiscal 2003 from 57% in the second quarter of fiscal 2002. The cost of product sales decreased as a percentage of product sales to 53% in the current six month period from 58% in the first six months of fiscal 2002. These costs decreased as a percentage of product sales primarily due to improved gross margins recognized on the mammography, bone assessment and the digital imaging products as a result of the increase in revenues, as well as the elimination of our unprofitable conventional general radiography product line phase-out in the third quarter of fiscal 2002. The increased volume has improved the absorption of manufacturing overhead at our manufacturing facilities for those products. DRC continues to have significant fixed manufacturing costs and is operating significantly below manufacturing capacity. However, margins on these products were positive for the second quarter and first six months of fiscal 2003 and 2002.

Costs of Service and Other Revenue. Cost of service and other revenue increased as a percentage of service and other revenue to 104% in the second quarter of fiscal 2003 from 76% in the second quarter of fiscal 2002. The cost of service and other revenue increased as a percentage of service and other revenue to 105% in the current six month period from 76% in the first six months of fiscal 2002. These costs increased as a percentage of service and other revenue primarily due to additional personnel and other costs in our field service area to expand our United States service capabilities for our digital mammography and general radiography systems and to assume direct coverage of territories previously assigned to distributors, as well as to our lower other revenue. We expect our costs of service and other revenue to remain relatively high as a percentage of service and other revenue, reflecting our need to hire the required personnel for warranty and installation service in advance of entering into service agreements in connection with our transition to digital mammography and direct service coverage.

Research and Development Expenses. Research and development expenses increased 3% to $4.9 million, 10% of total revenues, in the current quarter from $4.8 million, 10% of total revenues, in the second quarter of fiscal 2002. Research and development expenses decreased 4% to $9.7 million, 10% of total revenues, in the first six months of fiscal 2003 from $10.1 million, 11% of total revenues, in the first six months of fiscal 2002. The slight increase in these expenses in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 was due to increased research and development spending related to our digital imaging systems and detectors partially offset by a decrease in spending and personnel related to our phase-out of the conventional general radiography product line in fiscal 2002. The decrease in the current six month period compared to the first six months of fiscal 2002 was primarily due to a decrease in research and development spending and personnel primarily related to our phase-out of the conventional general radiography product line in fiscal 2002 partially offset by increased spending related to our digital imaging systems and detectors. In addition, approximately $4.1 million and $3.6 million of the total in the first six months of fiscal 2003 and 2002, respectively, of these expenses related to the development of digital mammography and digital general radiography systems and detectors at DRC.

Selling and Marketing Expenses. Selling and marketing expenses increased 5% to $6.9 million, 14% of total revenues, in the second quarter of fiscal 2003 from $6.6 million, 14% of total revenues, in the second quarter of fiscal 2002. For the current six month period, selling and marketing expenses increased 18% to $15.8 million, 16% of total revenues, from 13.5 million, 14% of total revenues for the first six months of fiscal 2002. The increase in the second quarter of fiscal 2003 compared to the same period of fiscal 2002 was primarily due to additional personnel and other costs incurred to expand our United States coverage of territories previously assigned to distributors. The increase in the current six month period compared to the first six months of fiscal 2002 was primarily due to higher trade show expenses in the first quarter and to additional personnel and other costs incurred to expand our Unites States coverage. In the first quarter of fiscal 2003 we incurred marketing expenses of approximately $1.0 million over the previous year’s first quarter for our exhibit at the Radiological Society of North America (“RSNA”) medical imaging trade show.

General and Administrative. General and administrative expenses increased 12% to $6.2 million, 12% of total revenues, in the second quarter of fiscal 2003 compared to $5.5 million, 12% of total revenues, in the second quarter of fiscal 2002. During the first six months of fiscal 2003, general and administrative expenses increased 11% to $11.4 million, 11% of total revenues, from $10.3 million, 11% of total revenues, in the first six months of fiscal 2002. These increases were primarily due to additional personnel, increased employee benefit expenses and expenses related to our integrated enterprise wide software application.

Restructuring Costs. Restructuring costs in the first and second quarters of fiscal 2002 were primarily the result of our continuing efforts to streamline operations and eliminate unprofitable product lines. In the second quarter of fiscal 2002, we incurred severance costs of approximately $495,000 in connection with the reduction of our workforce in the United States and Europe by 13 persons across all functional areas. In the first quarter of fiscal 2002, we incurred a restructuring charge of approximately $806,000 primarily comprised of severance costs related to the termination of 85 employees at the Littleton facility. In addition, we incurred severance cost of approximately $561,000 and $208,000 in connection with the closure of our direct sales and service office in Paris, France and the continued reduction of Lorad’s workforce, respectively. The severance charges related to the workforce reductions of 5 persons in France and 20 persons at Lorad and were across all functional areas.

Interest Income. Interest income increased to $243,000 in the current quarter from $170,000 in the second quarter of fiscal 2002 and increased to $419,000 in the current six month period from $259,000 in the comparable period in fiscal 2002. These increases were due to a higher investment base than in the prior year, primarily as a result of receiving approximately $25 million from our sale of common stock in December 2001, cash generated by tax refunds and the sale-leaseback of certain of our facilities in late 2002, and from interest income related to the note receivable from an officer.

Interest / Other Expense. In the second quarters of fiscal 2003 and 2002, we incurred interest and other expense of approximately $151,000 and $810,000, respectively. For the first six months of fiscal 2003 and 2002, we incurred interest and other expense of $176,000 and $1.6 million, respectively. In the first six months of fiscal 2003, these expenses were primarily due to the interest costs on the Foothill Capital Corporation note payable. In the first six months of fiscal 2002, these expenses included interest costs of approximately $700,000 per quarter on the $25 million note payable issued in connection with the Trex Medical acquisition, and to a lesser extent, interest costs on the Foothill Capital note payable, foreign currency transaction losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions. In September 2002, we paid off the note payable to Trex Medical with the proceeds from the sale/leaseback transaction of two of our facilities. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision (Benefit) for Income Taxes. Although the Company incurred a loss during the first six months of fiscal 2003, the Company did not record a benefit for income taxes, but has provided for certain minimum taxes where net operating losses cannot be used. For the second quarter and six months ended March 30, 2002, the Company recorded a tax benefit of $4.5 million as a result of the Economic Stimulus Bill enacted in that year. This bill includes an extension of the net operating loss carry back for losses incurred in tax years 2001 and 2002. Accordingly, the benefit reflects our ability to carry back our net operating losses to previous years to obtain a refund.

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

Osteoporosis Assessment. Reported operating income for osteoporosis assessment was $3.0 million and $4.7 million for the three and six months ended March 29, 2003, respectively, compared to operating income of $1.5 million and $3.7 million for the same periods in fiscal 2002. These increases in operating income for this business segment were primarily due to improved gross profits from an increase in product sales, and to a lesser extent, higher service and other revenue gross profits primarily as a result of higher service revenues. These increased gross profits were partially offset by increased general and administrative costs.

Mammography. This business segment incurred an operating loss of $302,000 in the second quarter of fiscal 2003 compared to operating income of $1.0 million in the corresponding quarter of fiscal 2002. For the six months ended March 29, 2003, operating income was $467,000 compared to $2.0 million for the first six months of fiscal 2002. The operating loss in the current quarter and the decrease in operating income for the first six months of fiscal 2003 was primarily due to additional personnel and other costs in the field service and sales areas to expand our United States service capabilities for our digital mammography products and to assume direct coverage of territories previously assigned to distributors and to rent expense in excess of depreciation as a result of our sale/leaseback of the Danbury facility in September 2002. For the first six months of fiscal 2003, increased marketing costs related to our major trade show also reduced operating income. Partially offsetting these increases was additional gross profit from the increase in product revenues and a decrease in restructuring costs incurred in the first six months of fiscal 2002.

Digital Imaging. The digital imaging business operating loss increased 11% to $3.0 million in the second quarter of fiscal 2003 from $2.7 million in the second quarter of fiscal 2002. The operating loss increased 60% to $7.6 million for the first six months of fiscal 2003 from $4.8 million for the first six months of fiscal 2002. The increase in the operating loss in the current quarter was primarily due to an increase in research and development spending related to the development of our two new product offerings, increased general and administrative expenses, and increased personnel and other costs in selling and cost of service expenses to provide direct sales and service coverage. These increases in expenses were partially offset by an increase in gross profits from the higher revenues in the current quarter which included higher manufacturing costs of the digital detectors due to vendor quality problems. The increase in the operating loss for the first six months of fiscal 2003 was due to a reduction in both gross profit and gross margins related to an increase in manufacturing costs of the digital detectors due to vendor quality problems, increased personnel and other costs in selling and cost of service expenses to provide direct sales and service coverage for our digital radiography products, increased tradeshow expenses, increased research and development spending related to the development of our two new product offerings and an increase in general and administrative expenses.

Mini C-arm Imaging. The mini c-arm business reported operating income of $553,000 and $1.3 million for the three and six months ended March 29, 2003, respectively, compared to $1.2 million and $1.7 million for the same periods in fiscal 2002. These decreases were primarily attributable to higher field service personnel costs, slightly higher operating expenses, and to a lesser extent in the current quarter, to lower gross profits from decreased product sales.

General Radiography. As previously discussed, we have closed the manufacturing facility of the Hologic Systems Division and relocated certain of its product lines and sales and service support personnel to our corporate headquarters. Our revenue in this business segment in the current quarter and six month periods is primarily from our ongoing service business. This business segment reported operating income of $57,000 for the current quarter compared to an operating loss of $407,000 for the same period last year. For the first six months ended March 29, 2003, the operating income was $369,000 compared to an operating loss of $2.8 million for the first six months of fiscal 2002. These improvements are primarily due to our phasing-out the unprofitable product sales and related operating expenses from this business during fiscal 2002.

Liquidity and Capital Resources

At March 29, 2003 we had approximately $97.5 million of working capital. At that date our cash and cash equivalents totaled $31.4 million. Our cash and cash equivalents balance decreased approximately $14.4 million during the first six months of fiscal 2003 primarily due to the use of cash in operating activities and purchases of property and equipment. We believe that we have sufficient funds in order to fund our expected operations over the next twelve months.

Our cash used in operating activities reflected a net loss of $529,000 for the first six months of fiscal 2003 plus changes in our current assets and liabilities, that were partially offset by non-cash charges for depreciation and amortization of $3.7 million. Cash used in operations due to changes in our current assets and liabilities included an increase in inventories of $7.2 million, an increase in accounts receivable of $2.5 million, a decrease in accrued expenses of $1.8 million, and a decrease in deferred revenue of $1.0 million. The increase in inventory is primarily in response to higher revenues and the build up of digital mammography systems. The increase in accounts receivable was primarily due to the increased European revenue in the current six month period which have longer payment terms than domestic sales, partially offset by improved collections in the mammography business. The decrease in accrued expenses was primarily due to the timing of payments.

In the first six months of fiscal 2003, we used approximately $5.3 million of cash in investing activities. This use of cash was primarily attributable to purchases of property and equipment which consisted primarily of the corporate wide computer information software and hardware, manufacturing equipment and leasehold/building improvements.

In the first six months of fiscal 2003, financing activities provided us with $777,000 of cash. These cash flows included approximately $1.2 million from the exercise of stock options partially offset by $442,000 of repayments of our notes payable.

As of March 29, 2003 we had short term borrowings, including the current portion of our long term obligations, of $480,000 and long term notes payable totaling $1.8 million. The short term borrowings represent the current portion of our long term notes payable. The long term notes payable consisted of the $1.2 million borrowed from Foothill Capital Corporation as the long term portion of our term loan under our credit facility, and the $640,000 balance due on the note to Fleet Business Credit, LLC.

In September 2001, we obtained a secured loan from Foothill Capital Corporation. The loan agreement with Foothill Capital Corporation provides for a term loan of approximately $2.4 million, which we borrowed at signing, and a revolving line of credit facility. The maximum amount we can borrow under the loan agreement is $25 million with an option for us to increase this amount to $30 million during the term of the Agreement, if certain conditions are met. The loan agreement contains financial and other covenants and the actual amount which we can borrow under the line of credit at any time is based upon a formula tied to the amount of our qualifying accounts receivable and inventory. The term loan accrues interest at prime (4.25% at March 29, 2003) plus 1.25% for five years. The line of credit advances accrue interest at prime plus 0.5%. The line of credit expires in September 2004. We were in compliance with all covenants at March 29, 2003.

Our Fleet note payable bears interest at prime plus 1% and is payable in full by August 10, 2004.

We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (3.32% at September 28, 2002) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At March 29, 2003 and September 28, 2002, there were no outstanding borrowings under this line.

In April 2002, we began an implementation project for an integrated enterprise wide software application. We began operational use of this software application at the Bedford, MA and Newark, DE facilities on November 24, 2002 and at the Danbury, CT facility on February 24, 2003. We plan to have the Brussels, Belgium location implemented during fiscal 2003. Through March 29, 2003 we have made payments totaling $2.7 million for hardware, software and consulting services. We expect to make additional payments of approximately $400,000 in the remainder of fiscal 2003 in connection with this implementation. Most of the cost has been capitalized and we began to amortize these costs over their expected useful lives in December 2002.

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

The following table summarizes our contractual obligations and commitments as of March 29, 2003:

		Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	Thereafter
Long Term Debt	$ 2,307	$ 480	$ 1,827	$ —	$ —
Operating Leases	65,258	4,731	8,475	6,554	45,498

Total Contractual Cash Obligations	$67,565	$5,211	$10,302	$6,554	$45,498

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a loan and security agreement with Foothill Capital Corporation (the Foothill Agreement) and a European line of credit. The Foothill Agreement term loan accrues interest at the prime rate plus 1.25% and the European Line of Credit accrues interest at the Europe Interbank Offered Rate plus 1.50%. At March 29, 2003, we had $1.7 million outstanding under the Foothill Agreement and there were no amounts outstanding under the line of credit.

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

PART II—OTHER INFORMATION

HOLOGIC, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings.

No material developments.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on February 25, 2003. At the meeting, a total of 16,754,425 shares or 85% of the Common Stock issued and outstanding as of the record date, were represented in person or by proxy. Set forth below is a brief description of the matter voted upon at the meetings and the voting results with respect to the matter.

1. A proposal to elect the following seven persons to serve as members of the Company’s Board of Directors for the ensuing year and until their successors are duly elected:

Name	For	Withheld	Abstain
John W. Cumming	16,405,860	348,565	0
Irwin Jacobs	15,828,176	926,249	0
Glenn P. Muir	16,388,769	365,656	0
William A. Peck	15,828,801	925,624	0
Gerald Segel	15,828,801	925,624	0
Jay A. Stein	16,406,245	348,180	0
David R. LaVance, Jr.	16,406,485	347,940	0

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits furnished:

Exhibit Number		Reference

10.29	Executive Employment Letter	filed herewith

99.1	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002	filed herewith

99.2	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002	filed herewith

(b)	Reports on Form 8-K:

None.

HOLOGIC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

May 13, 2003	/s/ John W. Cumming
Date	John W. Cumming
President and Chief Executive Officer

May 13, 2003	/s/ Glenn P. Muir
Date	Glenn P. Muir
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Glenn P. Muir

Glenn P. Muir

Chief Financial Officer