Form 10-Q
period 2003-06-28
HOLOGIC INC
filed 2003-08-12
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of August 6, 2003 19,782,568 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

HOLOGIC, INC. AND SUBSIDIARIES

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

ASSETS
	June 28, 2003	September 28, 2002
CURRENT ASSETS:
Cash and cash equivalents	$39,874	$45,836
Accounts receivable, less reserves of $4,564 and $4,565, respectively	40,443	39,568
Inventories	46,521	37,855
Prepaid expenses and other current assets	8,690	14,811

Total current assets	135,528	138,070

PROPERTY AND EQUIPMENT, at cost:
Land	1,500	1,500
Buildings and improvements	13,594	13,387
Equipment	33,055	27,112
Furniture and fixtures	3,649	3,607
Leasehold improvements	2,632	1,684

	54,430	47,290
Less: Accumulated depreciation and amortization	21,921	17,910

	32,509	29,380

INTANGIBLE ASSETS:
Patented technology, net of accumulated amortization of $5,492 and $4,705, respectively	1,911	2,529
Developed technology and know-how, net of accumulated amortization of $2,586 and $1,903, respectively	6,566	7,248
Goodwill	5,989	5,989

	14,466	15,766

OTHER ASSETS,
NET	745	1,059

Total assets	$183,248	$184,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
	June 28, 2003	September 28, 2002
CURRENT LIABILITIES:
Current portion of note payable	$480	$480
Accounts payable	10,674	10,929
Accrued expenses	16,618	18,935
Deferred revenue	8,743	9,254

Total current liabilities	36,515	39,598

Notes payable, net of current portion	1,614	2,268

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value—Authorized—1,623 shares Issued—0 shares	—	—
Common stock, $.01 par value—Authorized—30,000 shares Issued – 19,747 and 19,461 shares, respectively	197	195
Capital in excess of par value	143,067	141,405
Retained earnings	3,698	3,150
Cumulative translation adjustment	(1,379)	(1,877)
Treasury stock, at cost, 45 shares	(464)	(464)

Total stockholders’ equity	145,119	142,409

Total liabilities and stockholders’ equity	$183,248	$184,275

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Revenues:
Product sales	$41,344	$38,700	$120,341	$110,797
Service and other revenue	11,045	9,308	31,349	31,197

	52,389	48,008	151,690	141,994

Costs and Expenses:
Cost of product sales	22,248	20,701	64,200	62,323
Cost of service and other revenue	11,604	9,159	32,845	25,827
Research and development	4,366	4,859	14,018	14,909
Selling and marketing	7,561	7,463	23,384	20,920
General and administrative	5,519	4,789	16,870	15,047
Restructuring costs	—	—	—	2,070

	51,298	46,971	151,317	141,096

Income from operations	1,091	1,037	373	898
Interest income	137	142	557	400
Interest/other expense	(100)	(687)	(276)	(2,296)

Income (loss) before provision (benefit) for income taxes	1,128	492	654	(998)
Provision (Benefit) for Income Taxes	52	—	106	(4,342)

Net income	$1,076	$492	$548	$3,344

Net Income per Share:
Basic	$.05	$.03	$.03	$.18

Diluted	$.05	$.02	$.03	$.18

Weighted Average Number of
Common Shares Outstanding:
Basic	19,656	19,257	19,571	18,091

Diluted	20,236	20,454	19,915	18,902

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	June 28, 2003	June 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$548	$3,344
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation	4,073	4,236

Amortization	1,471	1,606
Noncash interest expense	165	55
Deferred income taxes	—	1,700
Changes in assets and liabilities-
Accounts receivable	(713)	3,305
Inventories	(8,185)	135
Prepaid expenses and other current assets	6,168	(4,290)
Accounts payable	(309)	(8,521)
Accrued expenses	(2,439)	(4,552)
Deferred revenue	(726)	205

Net cash provided by (used in) operating activities	53	(2,777)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,122)	(4,495)
(Increase) decrease in other assets	(16)	73

Net cash used in investing activities	(7,138)	(4,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under line of credit	—	(1,998)
Repayments of notes payable	(654)	(890)
Net proceeds from sale of common stock	1,664	28,989

Net cash provided by financing activities	1,010	26,101

EFFECT OF EXCHANGE RATE CHANGES ON CASH	113	280

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,962)	19,182
CASH AND CASH EQUIVALENTS, beginning of period	45,836	12,754

CASH AND CASH EQUIVALENTS, end of period	$39,874	$31,936

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$100	$99

Cash paid during the period for interest	$201	$1,707

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

The consolidated balance sheet as of June 28, 2003, the consolidated statements of operations for the three months and nine months ended June 28, 2003 and June 29, 2002 and the consolidated statements of cash flows for the nine months ended June 28, 2003 and June 29, 2002, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three months and nine months ended June 28, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 27, 2003. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

(2) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 28, 2003	September 28, 2002
Raw materials and work-in-process	$36,718	$30,637
Finished goods	9,803	7,218

	$46,521	$37,855

Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(3) Net Income Per Share

A reconciliation of basic and dilutive share amounts are as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Basic weighted average common shares outstanding	19,656	19,257	19,571	18,091
Weighted average common equivalent shares	580	1,197	344	811

Diluted weighted average common shares outstanding	20,236	20,454	19,915	18,902

Dilutive weighted average shares outstanding do not include 1,437 and 1,400 common-equivalent shares for the three and nine months ended June 28, 2003, respectively, and 214 and 531 common-equivalent shares for the three and nine months ended June 29, 2002, respectively, as their effect would have been antidilutive.

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

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income, as reported	$1,076	$492	$548	$3,344
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(523)	(701)	(1,670)	(2,205)

Pro forma net income (loss)	$553	$(209)	$(1,122)	$1,139

Earnings (loss) per share:
Basic—as reported	$.05	$.03	$.03	$.18

Basic—pro forma	$.03	$(.01)	$(.06)	$.06

Diluted—as reported	$.05	$.02	$.03	$.18

Diluted—pro forma	$.03	$(.01)	$(.06)	$.06

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No.148 pro forma disclosure and the weighted average information are as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Risk—free interest rate	2.18%	3.73%	2.44%	3.73%
Expected dividend yield	—	—	—	—
Expected lives	4 years	4 years	4 years	4 years
Expected volatility	70%	70%	70%	70%

(5) Concentrations of Credit Risk

The Company historically utilized a distributor in the United States for certain product lines. In the first quarter of fiscal 2003, this distributor sold one of its wholly owned subsidiaries to another company creating a new distributor for the Company’s mammography systems. Also during the first quarter of fiscal 2003, the Company terminated its relationship with this new distributor and commenced a direct sales effort in the U.S. for the product lines carried by this distributor. The Company had accounts receivable from the new distributor of approximately $1,458 as of June 28, 2003 and had $3,277 as of June 28, 2003 and $7,775 as of September 28, 2002 due from the remaining historical distributor. The new distributor accounted for 4% of revenues for the three and nine months ended June 28, 2003. The remaining historical distributor accounted for 9% and 20% of revenues for the three months ended June 28, 2003 and June 29, 2002, respectively; and approximately 13% and 18% of revenues for the first nine months of fiscal 2003 and 2002, respectively. There were no other customers with balances greater than 10% of accounts receivable as of June 28, 2003 or September 28, 2002 or customers with greater than 10% of the Company’s revenues for the first three or nine months of fiscal 2003 or fiscal 2002.

In prior years, the Company financed certain sales to Latin America over a two-to-three year time-frame. At June 28, 2003, the Company had total amounts outstanding of approximately $1,739 relating to these sales, of which $13 were long-term and included in other assets. As of June 28, 2003, the Company has not experienced any significant change in these receivables, however, the economic and currency related uncertainties in these countries may increase the likelihood of non-payment.

(6) Comprehensive Income

Statement of Financial Accounting Standards No.130, Reporting Comprehensive Income established standards for reporting and display of comprehensive income and its components in the financial statements. The Company’s only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.

A reconciliation of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income as reported	$1,076	$492	$548	$3,344
Foreign currency translation adjustment	155	491	498	315

Comprehensive income	$1,231	$983	$1,046	$3,659

(7) Restructuring Costs

The following table summarizes the restructuring activity for the nine months ended June 28, 2003:

Balance at September 28, 2002	Charged to Costs and Expenses	Payments	Balance at June 28, 2003
$107	$—	$(61)	$46

(8) Business Segments and Geographic Information

The Company views its operations and manages its business as five principal operating segments: the manufacture and sale of Osteoporosis Assessment products, Mammography products, Digital Imaging products, Mini C-Arm Imaging products and General Radiography products. As a result of the Company’s recent implementation of a company wide integrated software application, identifiable assets for the five principal operating segments only consists of inventories. The Company has presented all other assets, liabilities and stockholders’ equity as Corporate Assets. Prior periods have been restated to conform to this presentation. Intersegment sales and transfers are not significant. Segment information for the three months and nine months ended June 28, 2003 and June 29, 2002 is as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Total revenues—
Osteoporosis Assessment	$17,773	$15,959	$52,799	$47,708
Mammography	21,791	19,308	63,492	54,739
Digital Imaging	7,226	6,362	18,536	17,257
Mini C-Arm Imaging	4,198	4,820	13,020	12,917
General Radiography	1,401	1,559	3,843	9,373

	$52,389	$48,008	$151,690	$141,994

Operating income (loss)—
Osteoporosis Assessment	$2,592	$984	$7,290	$4,711
Mammography	926	1,306	1,393	3,282
Digital Imaging	(3,358)	(2,563)	(10,953)	(7,316)
Mini C-Arm Imaging	604	976	1,947	2,688
General Radiography	327	334	696	(2,467)

	$1,091	$1,037	$373	$898

Depreciation and amortization—
Osteoporosis Assessment	$769	$957	$2,500	$2,661
Mammography	591	571	1,789	1,792
Digital Imaging	487	404	1,256	1,241
Mini C-Arm Imaging	—	57	—	148
General Radiography	—	—	—	—

	$1,847	$1,989	$5,544	$5,842

Capital expenditures—
Osteoporosis Assessment	$1,042	$885	$3,438	$1,605
Mammography	603	522	1,790	1,309
Digital Imaging	192	774	1,894	1,417
Mini C-Arm Imaging	—	77	—	164
General Radiography	—	—	—	—

	$1,837	$2,258	$7,122	$4,495

	June 28, 2003	September 28, 2002
Identifiable assets—
Osteoporosis Assessment	$10,467	$10,370
Mammography	18,446	12,561
Digital Imaging	10,835	9,405
Mini C-Arm Imaging	4,610	3,181
General Radiography	2,163	2,338
Corporate	136,727	146,420

	$183,248	$184,275

Export product sales from the United States to unaffiliated customers primarily in Europe, Asia and Latin America during the three months and nine months ended June 28, 2003 totaled approximately $12,069 and

$36,568, respectively, and for the three months and nine months ended June 29, 2002 totaled approximately $7,534 and $22,836, respectively.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Europe	14%	10%	16%	10%
Asia	13	6	12	8
All others	2	3	2	3

	29%	19%	30%	21%

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

In December 2002, in recognition of the exceptional service rendered to the Company by the officer, the Compensation Committee of the Board of Directors approved a special bonus program to provide the officer with the funds necessary to pay the quarterly installments due under the loan. Under the special bonus program, for so long as the officer remains an officer of the Company and there are amounts remaining to be repaid under the loan, the Company will pay the officer a special quarterly bonus equal to the amount due under the loan, including interest due, plus an additional payment equal to the taxes due as a result of the special bonus and such additional payment, such that the net-after-tax special quarterly bonus to be received by the officer will equal the principal and interest then due under the loan. During the three and nine months ended June 28, 2003, the Company recognized $88 and $284, respectively, in bonus expense in connection with this program.

(11) Goodwill

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, instead goodwill will be reviewed for impairment annually, at a minimum, by applying a fair-value-based test. The Company’s most recent assessment of the fair value of goodwill, which was conducted in the second quarter of fiscal 2003, indicated no impairment.

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

Product warranty activity for the nine months ended June 28, 2003 is as follows (in thousands):

Balance at September 28, 2002	Accruals for warranties issued during the period	Decrease to preexisting warranties	Balance at June 28, 2003
$4,952	$3,220	$(3,611)	$4,561

(13) New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46) to clarify the conditions under which assets, liabilities, and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable-interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable-interest entity’s residual returns or both. The provisions of FIN 46 are required to be adopted by the Company in fiscal 2003. The Company does not believe that it is the primary beneficiary of any variable-interest entities. Accordingly, the Company believes the adoption of FIN 46 should not have a material impact on its overall financial position or results of operations.

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

Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

The critical accounting policies used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2002. There have been no material changes to the critical accounting policies.

RESULTS OF OPERATIONS

Total Revenues. Total revenues for the third quarter of fiscal 2003 increased 9% to $52.4 million from $48.0 million for the third quarter of fiscal 2002. Total revenues for the current nine month period increased 7% to $151.7 million from $142.0 million for the first nine months of fiscal 2002. These increases were primarily due to an increase in revenue from sales of our mammography, osteoporosis assessment, and digital imaging products and an increase in service revenues. Partially offsetting these increases was the elimination of product sales from our conventional general radiography business. We completed the phase-out of the unprofitable conventional general radiography product line we acquired from Trex Medical during the third quarter of fiscal 2002.

Product Sales. Product sales increased 7% to $41.3 million for the third quarter of fiscal 2003 from $38.7 million for the corresponding period in fiscal 2002, and increased 9% to $120.3 million for the nine months ended June 28, 2003 from $110.8 million for the corresponding period in fiscal 2002.

Product sales in our mammography business increased approximately 10% to $17.5 million for the third quarter of fiscal 2003 from $16.0 million for the corresponding period in fiscal 2002, and increased 20% to $51.4 million for the first nine months of 2003 from $42.9 million for the corresponding period in fiscal 2002. These increases were primarily due to increasing sales of Selenia™, the full field digital mammography system introduced in the fourth quarter of fiscal 2002, an increase in the number of multicare stereotactic tables sold and, to a lesser extent, higher average selling prices of the MIV analog mammography product line. These increases were partially offset by fewer analog systems sold primarily in the United States.

Osteoporosis assessment product sales increased 12% to $13.7 million in the third quarter of fiscal 2003 from $12.2 million for the corresponding period in fiscal 2002, and increased 13% to $40.5 million for the first nine months of fiscal 2003 from $35.9 million for the corresponding period in fiscal 2002. These increases were primarily due to an increase in the number of systems sold worldwide and, to a lesser extent, to the initial shipments of our new Discovery™ line of bone densitometers at higher average selling prices.

Digital imaging product sales increased 10% to $6.6 million in the third quarter of fiscal 2003 from $6.0 million in the corresponding period in fiscal 2002, and increased 7% to $17.1 million for the first nine months of fiscal 2003 compared to $16.0 million for the corresponding period in fiscal 2002. For the current quarter compared to the same quarter in fiscal 2002, the increase was primarily due to an increase in the number of general radiography digital systems sold worldwide and, to a lesser extent, higher average selling prices for the these systems sold internationally. For the current nine months compared to the same period last year this increase was primarily due to an increase in the number of general radiography digital systems sold internationally and at higher average selling prices, partially offset by a decrease in the number of systems sold in the United States.

Mini c-arm product sales decreased 18% to $3.5 million in the third quarter of fiscal 2003 from $4.3 million for the corresponding period in fiscal 2002, and increased slightly for the first nine months of fiscal 2003 to $11.3 million from $11.2 million for the corresponding period in fiscal 2002. The decrease in the current quarter was primarily due to a decrease in the number of systems sold in the United States. The increase in the current nine month period was primarily due to a slight increase in average selling prices on approximately the same number of systems sold worldwide. The number of units sold in the United States increased slightly which was partially offset by a decrease in the number of units sold internationally.

Conventional general radiography product sales decreased to $19,000 in the third quarter of fiscal 2003 from $245,000 in the corresponding period in fiscal 2002, and decreased to $36,000 for the first nine months of fiscal 2003 from $4.8 million for the corresponding period in fiscal 2002. These decreases were due to our decision to phase-out our unprofitable conventional general radiography product line, which was completed in the third quarter of 2002.

In the first nine months of fiscal 2003, approximately 70% of product sales were generated in the United States, 16% in Europe and 14% in other international markets. In the first nine months of fiscal 2002, approximately 79% of product sales were generated in the United States, 10% in Europe and 11% in other international markets.

Service and Other Revenue. Service and other revenue are primarily comprised of revenue generated from our field service organization to provide ongoing service and repair of our products. Service and other revenue increased 19% to $11.0 million in the third quarter of fiscal 2003 compared to $9.3 million in the third quarter of fiscal 2002. Service and other revenue for the current nine month period increased slightly to $31.3 million from $31.2 million for the comparable period of fiscal 2002. The increase in the current quarter compared to the same period in fiscal 2002 was due to increased service revenues primarily in the mammography business as a result of our assuming service responsibilities previously performed by a former distributor. In the current nine month period, the increased service revenues were offset by a decrease in other revenue from the licensing of certain mammography patented technology and additional fee-per-scan revenues compared to last year.

In the second quarter of fiscal 2003, we terminated an independent dealer who represented almost one-half of the U.S. market for our mammography products in fiscal 2002 and assumed full sales and service responsibility in these geographic locations on a direct basis. To provide the necessary sales coverage and service support we hired 10 sales and 28 service personnel. For the remainder of fiscal 2003, the added costs of the new service personnel are expected to put continued pressure on our gross profits in our mammography business. Longer term, the Company expects these additional costs to be offset by higher prices for direct sales, as compared to distributor sales, as well as future service revenues from service contracts and billings on new sales and also from existing users of Lorad mammography equipment over time if we are successful in capturing that business.

Costs of Product Sales. The cost of product sales as a percentage of product sales remained constant at 54% in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. The cost of product sales decreased as a percentage of product sales to 53% in the current nine month period from 56% in the first nine months of fiscal 2002. In the current quarter, improvements in the gross margins due to the higher revenues in osteoporosis assessment and mammography products and also cost efficiencies in the manufacture of the mini c-arm products were offset by an increase in manufacturing costs of our digital detectors due to vendor quality problems at DRC. These costs decreased as a percentage of product sales in the current nine months primarily due to improved gross margins recognized on the mammography and osteoporosis assessment products as a result of the increase in revenues, as well as lower manufacturing costs on the mini c-arm products and the elimination of our unprofitable conventional general radiography product line phase-out in the third quarter of fiscal 2002. The increased volume has improved the absorption of manufacturing overhead at our manufacturing facilities for those products. DRC continues to have significant fixed manufacturing costs and is operating significantly below manufacturing capacity.

Costs of Service and Other Revenue. Cost of service and other revenue increased as a percentage of service and other revenue to 105% in the third quarter of fiscal 2003 from 98% in the third quarter of fiscal 2002. The cost of service and other revenue increased as a percentage of service and other revenue to 105% in the current nine month period from 83% in the first nine months of fiscal 2002. These costs increased as a percentage of service and other revenue primarily due to additional personnel and other costs in our field service area to expand our United States service capabilities for our digital mammography and general radiography systems and to assume direct coverage of territories previously assigned to distributors, as well as to lower levels of other revenue. We expect our costs of service and other revenue to remain relatively high as a percentage of service and other revenue, reflecting our need to hire the required personnel for warranty and installation service in advance of entering into service agreements in connection with our transition to digital mammography and direct service coverage.

Research and Development Expenses. Research and development expenses decreased 10% to $4.4 million, 8% of total revenues, in the current quarter from $4.9 million, 10% of total revenues, in the third quarter of fiscal 2002. Research and development expenses decreased 6% to $14.0 million, 9% of total revenues, in the first nine months of fiscal 2003 from $14.9 million, 10% of total revenues, in the first nine months of fiscal 2002. These decreases were primarily due to a decrease in research and development spending and personnel primarily related to our phase-out of the conventional general radiography product line in fiscal 2002 partially offset by increased spending related to our digital imaging systems and detectors. Approximately $6.1 million and $5.8 million of the total of these expenses related to the development of digital mammography and digital general radiography systems and detectors at DRC in the first nine months of fiscal 2003 and 2002, respectively.

Selling and Marketing Expenses. Selling and marketing expenses increased slightly to $7.6 million, 14% of total revenues, in the third quarter of fiscal 2003 from $7.5 million, 16% of total revenues, in the third quarter of fiscal 2002. For the current nine month period, selling and marketing expenses increased 12% to $23.4 million, 15% of total revenues, from $20.9 million, 15% of total revenues for the first nine months of fiscal 2002. The increase in costs in the third quarter of fiscal 2003 compared to the same period of fiscal 2002 was primarily due to additional personnel and other costs incurred to expand our United States coverage of territories previously assigned to distributors. The increase in costs in the current nine month period compared to the first nine months of fiscal 2002 was primarily due to higher trade show expenses in the first quarter and to additional personnel and other costs incurred to expand our Unites States coverage.

General and Administrative. General and administrative expenses increased 15% to $5.5 million, 11% of total revenues, in the third quarter of fiscal 2003 compared to $4.8 million, 10% of total revenues, in the third quarter of fiscal 2002. During the first nine months of fiscal 2003, general and administrative expenses increased 12% to $16.9 million, 11% of total revenues, from $15.0 million, 11% of total revenues, in the first nine months of fiscal 2002. These increases were primarily due to additional personnel, increased employee benefit expenses and expenses related to the implementation of our integrated enterprise wide software application.

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

Interest Income. Interest income decreased to $137,000 in the current quarter from $142,000 in the third quarter of fiscal 2002 and increased to $557,000 in the current nine month period from $400,000 in the comparable period in fiscal 2002. These increases were due to a higher investment base than in the prior year, primarily as a result of receiving approximately $25 million from our sale of common stock in December 2001, cash generated by tax refunds and the sale-leaseback of certain of our facilities in late 2002, and from interest income related to the note receivable from an officer.

Interest / Other Expense. In the third quarters of fiscal 2003 and 2002, we incurred interest and other expense of approximately $100,000 and $687,000, respectively. For the first nine months of fiscal 2003 and 2002, we incurred interest and other expense of $276,000 and $2.3 million, respectively. In the first nine months of fiscal 2003, these expenses were primarily due to the interest costs on the Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) note payable. In the first nine months of fiscal 2002, these expenses included interest costs of approximately $700,000 per quarter on the $25 million note payable issued in connection with the Trex Medical acquisition, and to a lesser extent, interest costs on the Wells Fargo Foothill note payable, foreign currency transaction losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions. In September 2002, we paid off the note payable to Trex Medical with the proceeds from the sale/leaseback transaction of two of our facilities. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision (Benefit) for Income Taxes. The Company has provided for certain minimum taxes where net operating losses cannot be used in the current quarter and nine months ended June 28, 2003. For the nine months ended June 29, 2002, the Company recorded a tax benefit of $4.5 million as a result of the Economic Stimulus Bill enacted in that year. This Bill included an extension of the net operating loss carry back for losses incurred in tax years 2001 and 2002. Accordingly, the benefit reflected our ability to carry back our net operating losses to previous years to obtain refunds.

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

Osteoporosis Assessment. Reported operating income for osteoporosis assessment was $2.6 million in the third quarter of fiscal 2003 compared to $984,000 in the corresponding quarter of fiscal 2002. For the nine months ended June 28, 2003, operating income was $7.3 million compared to $4.7 million for the first nine months of fiscal 2002. These increases in operating income for this business segment were primarily due to improved gross profits from an increase in product sales, and to a lesser extent, higher service and other revenue gross profits primarily as a result of higher service revenues. These increased gross profits were partially offset by increased general and administrative costs.

Mammography. Reported operating income for mammography was $926,000 in the third quarter of fiscal 2003 compared to $1.3 million in the corresponding quarter of fiscal 2002. For the nine months ended June 28, 2003, operating income was $1.4 million compared to $3.3 million for the first nine months of fiscal 2002. The decrease in operating income for the first three and nine months of fiscal 2003 was primarily due to additional personnel and other costs in the field service and sales areas to expand our United States service capabilities for our digital mammography products and to assume direct coverage of territories previously assigned to distributors and to rent expense in excess of depreciation as a result of our sale/leaseback of the Danbury facility in September 2002. For the first nine months of fiscal 2003, increased marketing costs related to our major trade show also reduced operating income. Partially offsetting these increases was additional gross profit from the increase in product revenues and a decrease in restructuring costs incurred in the first nine months of fiscal 2002.

Digital Imaging. The digital imaging business operating loss increased 31% to $3.4 million in the third quarter of fiscal 2003 from $2.6 million in the third quarter of fiscal 2002. The operating loss increased 50% to $11.0 million for the first nine months of fiscal 2003 from $7.3 million for the first nine months of fiscal 2002. The increase in the operating loss in the current quarter was primarily due to higher manufacturing costs of the digital detectors due to vendor quality problems, an increase in personnel and other costs in selling and cost of service expenses to provide direct sales and service coverage and increased general and administrative expenses. These increases in expenses were partially offset by an increase in gross profits from the higher revenues in the current quarter. The increase in the operating loss for the first nine months of fiscal 2003 was due to a reduction in both gross profit and gross margins related to an increase in manufacturing costs of the digital detectors due to vendor quality problems, increased personnel and other costs in selling and cost of service expenses to provide direct sales and service coverage for our digital radiography products, increased tradeshow expenses, increased research and development spending related to the development of our two new product offerings and an increase in general and administrative expenses.

Mini C-arm Imaging. The mini c-arm business reported operating income of $604,000 in the third quarter of fiscal 2003 compared to $976,000 in the corresponding quarter of fiscal 2002. For the nine months ended June 28, 2003, operating income was $1.9 million compared to $2.7 million for the first nine months of fiscal 2002. These decreases were primarily attributable to higher field service personnel costs, slightly higher operating expenses, and to a lesser extent in the current quarter, to lower gross profits from decreased product sales.

General Radiography. As previously discussed, we have closed the manufacturing facility of the Hologic Systems Division and relocated certain of its product lines and sales and service support personnel to our corporate headquarters. Our revenue in this business segment in the current quarter and nine month periods is primarily from our ongoing service business. This business segment reported operating income of $327,000 for the current quarter compared to $334,000 for the same period last year. For the first nine months ended June 28, 2003, the operating income was $696,000 compared to an operating loss of $2.5 million for the first nine months of fiscal 2002. These improvements are primarily due to our phasing-out the unprofitable product sales and related operating expenses from this business during fiscal 2002.

Liquidity and Capital Resources

At June 28, 2003 we had approximately $99.0 million of working capital. At that date our cash and cash equivalents totaled $39.9 million. Our cash and cash equivalents balance decreased approximately $6.0 million during the first nine months of fiscal 2003 primarily due to the use of cash for purchases of property and equipment partially offset by cash provided by financing activities. We believe that we have sufficient funds in order to fund our expected operations over the next twelve months.

Our cash provided by operating activities reflected net income of $548,000 for the first nine months of fiscal 2003 plus changes in our current assets and liabilities, that were partially offset by non-cash charges for depreciation and amortization of $5.5 million. Cash used in operations due to changes in our current assets and liabilities included an increase in inventories of $8.2 million, an increase in accounts receivable of $713,000, a decrease in accrued expenses of $2.4 million, offset by a decrease in prepaid expenses of $6.2 million. The increase in inventory is primarily in response to higher revenues and the build up of inventory, primarily raw materials for our digital mammography systems. The increase in accounts receivable was primarily due to the increased European revenue in the current nine month period which have longer payment terms than domestic sales, partially offset by improved collections in the mammography business. The decrease in accrued expenses was primarily due to the timing of payments. The decrease in prepaid expenses was due to the receipt of income tax refunds.

In the first nine months of fiscal 2003, we used approximately $7.1 million of cash in investing activities. This use of cash was primarily attributable to purchases of property and equipment which consisted primarily of the corporate wide computer information software and hardware, manufacturing equipment and leasehold/building improvements.

In the first nine months of fiscal 2003, financing activities provided us with $1.0 million of cash. These cash flows included approximately $1.7 million from the exercise of stock options partially offset by $654,000 of repayments of our notes payable.

As of June 28, 2003 we had short term borrowings, including the current portion of our long term obligations, of $480,000 and long term notes payable totaling $1.6 million. The short term borrowings represent the current portion of our long term notes payable. The long term notes payable consisted of the $1.1 million borrowed from Wells Fargo Foothill as the long term portion of our term loan under our credit facility, and the $548,000 balance due on the note to Fleet Business Credit, LLC.

In September 2001, we obtained a secured loan from Wells Fargo Foothill. The loan agreement with Wells Fargo Foothill provides for a term loan of approximately $2.4 million, which we borrowed at signing, and a revolving line of credit facility. In July 2003, the line of credit was amended to provide (i) a reduction in the line of credit fees, (ii) a reduction in the maximum amount we can borrow to $20 million, (iii) an easement in certain financial and other covenants and (iv) an extension of the expiration of the line to September 2005. The actual amount which we can borrow under the line of credit at any time is based upon a formula tied to the amount of our qualifying accounts receivable. The term loan accrues interest at prime (4.25% at June 28, 2003) plus 1.25% for five years. The line of credit advances accrue interest at prime plus 0.5%. As of June 28, 2003, $1.5 million was outstanding under the term loan. We were in compliance with all covenants under the loan agreement at June 28, 2003.

Our Fleet note payable bears interest at prime plus 1% and is payable in full by August 10, 2004.

We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (3.32% at September 28, 2002) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At June 28, 2003 and September 28, 2002, there were no outstanding borrowings under this line.

In April 2002, we began an implementation project for an integrated enterprise wide software application. We began operational use of this software application at the Bedford, MA and Newark, DE facilities on November 24, 2002 and at the Danbury, CT facility on February 24, 2003. We plan to have the Brussels, Belgium location implemented for the beginning of fiscal 2004. Through June 28, 2003 we have made payments totaling $3.1 million for hardware, software and consulting services. We expect to make additional payments of approximately $200,000 in the fourth quarter of fiscal 2003 in connection with this implementation. Most of the cost has been capitalized and we began to amortize these costs over their expected useful lives in December 2002.

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

The following table summarizes our contractual obligations and commitments as of June 28, 2003:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	Thereafter
Long Term Debt	$2,092	$480	$1,612	$—	$—
Operating Leases	64,399	4,605	8,526	6,559	44,709

Total Contractual
Cash Obligations	$66,491	$5,085	$10,138	$6,559	$44,709

Except as set forth above, we do not have any other significant capital commitments.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a loan and security agreement with Wells Fargo Foothill (the Foothill Agreement) and a European line of credit. The Foothill Agreement term loan accrues interest at the prime rate plus 1.25% and the European Line of Credit accrues interest at the Europe Interbank Offered Rate plus 1.50%. At June 28, 2003, we had $1.5 million outstanding under the Foothill Agreement and there were no amounts outstanding under the European line of credit. We were in compliance with all covenants under the Foothill Agreement at June 28, 2003.

Substantially all of our sales outside the United States are conducted in U.S. dollar denominated transactions. We operate two European subsidiaries which incur expenses denominated in local currencies. However, we believe that these operating expenses will not have a material adverse effect on our business, results of operations or financial condition.

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 28, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

HOLOGIC, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.

No material developments.

Item 2.	Changes in Securities.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits furnished:

Exhibit Number		Reference
31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

(b)	Reports on Form 8-K:

None.

HOLOGIC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLOGIC, INC. (Registrant)

August 12, 2003	/s/ JOHN W. CUMMING
Date	John W. Cumming President and Chief Executive Officer

August 12, 2003	/s/ GLENN P. MUIR
Date	Glenn P. Muir Executive Vice President, Finance and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Reference

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith