Form 10-K
period 2003-09-27
HOLOGIC INC
filed 2003-12-23
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 27, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-18281

Hologic, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-2902449
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

35 Crosby Drive, Bedford, Massachusetts 01730

(Address of Principal Executive Offices, Including Zip Code)

(781) 999-7300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value Rights to Purchase Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 28, 2003 was $173,092,533 based on the price of the last reported sale on the Nasdaq National Market System on that date.

As of December 19, 2003 there were 20,082,734 shares of the registrant’s Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the registrant’s annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended September 27, 2003 (Part III: Items 10, 11, 12 and 13)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•	our goal to increase revenues and profitability;

•	our goal of expanding our market positions;

•	the development of new competitive technologies and products;

•	regulatory approval and clearances for our products;

•	production schedules for our products;

•	market acceptance of new products;

•	the anticipated development of our markets and the success of our products in these markets;

•	the anticipated performance and benefits of our products;

•	business strategies;

•	the phase-out or de-emphasis of certain of our product lines, such as certain of our Delphi, QDR and EPEX/RADEX product lines;

•	dependence on significant suppliers;

•	dependence on significant distributors and customers and strategic alliances;

•	compliance with covenants contained in credit facilities and long terms leases;

•	general economic conditions;

•	the impact of our cost-savings initiatives; and

•	our financial condition or results of operations.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the Risk Factors set forth in Item 7 below as well as those discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements.

Part I

Item 1.	Business

Overview

We are a leading developer, manufacturer and supplier of diagnostic and medical imaging systems primarily serving the healthcare needs of women. We focus our resources on developing systems and subsystems offering superior image quality and diagnostic accuracy, which has enabled us to capture significant market share and customer loyalty, despite the presence of large competitors. Our core women’s healthcare business units are focused on bone densitometry, mammography and direct-to-digital radiography. Our bone densitometry product line and our Lorad line of mammography systems are premier brands in their markets. In addition, we develop, manufacture and supply other X-ray-based imaging systems, such as general-purpose direct-to-digital radiography equipment and mini C-arm imaging products. We have begun to sell, distribute and service complementary products that were developed and manufactured by other original equipment manufacturers. Recent examples of these products include our jointly labeled breast imaging ultrasound system with Aloka Company, Ltd., our computer aided detection software for breast cancer detection with R2 Technology and our breast biopsy system with Suros Surgical Systems. Our customers include hospitals, imaging clinics and private practices and include many of the leading healthcare organizations in the world. Our customers are also major pharmaceutical companies who utilize our products in conducting clinical trials.

We were founded on and remain committed to the principle of applying superior technology to medical imaging challenges. We achieved our first market and technology position shortly after the first commercial shipment of our initial product targeting bone densitometry in 1987. Our patented technology remains a leading bone densitometry assessment tool, offering superior, cost-effective accuracy and reliability. Starting in 1996, we embarked on an acquisition program intended to expand and diversify our business. In 1996 we acquired Fluoroscan Imaging Systems, a market leader for low intensity, real-time mini C-arm X-ray imaging devices that address the trend towards minimally invasive surgery. We have long identified mammography as an attractive growth opportunity where superior imaging technology could significantly improve diagnosis. With this goal in mind, in June 1999, we acquired Direct Radiography Corp., or DRC, from Sterling Diagnostics and have continued to invest in the development of their direct-to-digital X-ray technology, DirectRay, targeting mammography as well as general radiography applications. While we originally intended to internally develop mammography systems based on DirectRay, in September 2000 we significantly expedited our entry into the mammography market by acquiring the U.S. assets of Trex Medical Corporation, which included the Lorad product line of mammography and minimally invasive breast biopsy systems used to detect breast cancer. We estimate that we have sold over 11,000 mammography systems worldwide and our products are known within the industry for superior image quality and technological innovation. We successfully integrated our DirectRay technology into the Lorad mammography product line and offer both digital upgrades to our existing installed base and new digital systems to potential customers.

As a result of these acquisitions and our commitment to develop digital radiography, particularly for mammography systems, we generated losses in fiscal 1999, 2000 and 2001. In August 2001, we implemented an extensive restructuring plan focused on returning to profitability and strengthening our competitive position in the women’s health and emerging digital imaging markets. This restructuring plan included a company-wide cost savings initiative, which resulted in annual cost savings in excess of $11 million. Initiatives included a reduction of the workforce, reduction of operating expenses in each of our business units and the phase-out of non-core and unprofitable units. The second element of our restructuring plan focused on long-term revenue growth through new marketing programs, expanded distribution channels, and development of strategic business relationships. In January 2002, we officially closed our conventional X-ray equipment manufacturing facility located in Littleton, Massachusetts, which was acquired through our acquisition of the U.S. assets of Trex Medical. This business incurred significant losses during fiscal 2001. We relocated some of the Littleton product lines, and sales and service support personnel to our corporate headquarters in Bedford, Massachusetts. Since the beginning of fiscal 2001 through the end of fiscal 2003, we reduced our workforce by approximately 25%.

We returned the Company to profitability in the second quarter of fiscal 2002. We are continuing to focus on expanding our market position in bone densitometry and mammography, and leading the field of digital mammography. To that end, in October 2002, we received final approval from the FDA to commence marketing activities with respect to our Lorad Selenia full field digital mammography system. In fiscal 2003, double digit growth in our two major women’s health care segments, bone densitometry and mammography, dramatically improved our profitability. In addition, we continued to focus on cost reductions and the expansion of our direct sales and service force in the United States and late in fiscal 2003 we began to de-emphasize sales of our lower margin digital end-use general radiography systems. We are continuing to evaluate new marketing programs to expand market share in our core markets, to assess new distribution channels for our product portfolio and to pursue business relationships that would allow us to further leverage our state-of-the-art technology base.

We were incorporated in Massachusetts in October 1985 and reincorporated in Delaware in March 1990. Unless the context otherwise requires, references to us, Hologic or our company refer to Hologic, Inc. and each of its consolidated subsidiaries. We view our operations and manage our business in five principal operating segments: osteoporosis assessment products, mammography products, direct-to-digital imaging products, mini C-arm imaging products and conventional general radiography products. We have provided financial information concerning these segments in Note 10 of the Notes to our Consolidated Financial Statements included in this report.

Trademarks used or registered by Hologic and our divisions and subsidiaries in the United States or other countries include: Acclaim, Affinity, Affinity Platinum, Alexa, “At LORAD, Every Month is Breast Cancer Month,” Auto Film ID, Backtrack, CADfx, Contour, Clarity of Vision, Dataport, Delphi, Digispot, Direct Radiography, DirectRay and the DirectRay signal profile logo, Discovery, Dual Hip, EPEX, EPEX ER, EPEX Symphony, Exam Coach, Explorer, Express BMD, Express Exam, Fluoroscan, HiBrite, Hologic and the Hologic Logo, HTC, Image Pro, Instant Vertebral Assessment, IRIS, IVA, IVA Works, LORAD, “LORAD A Hologic Company,” LORAD DSM, LORAD Elite, M-IV, M-IV Platinum, MultiCare, Omniflex, One Time, OnePage Dx, OnePage Fx, OnePass, Permagrid, Physicians Report Writer, Physicians Viewer, Picturing Life, Power of Now, Premier, Premier Encore, QDR, QDR-1000, QDR-4500, RADEX, Sahara, ScoutMarc, Selenia, SmartWindow, StereoLoc, SureLock, Tech Tips, UBA, and XRE.

Available Information

Our Internet website address is http://www.hologic.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Our Markets and Products

Our core women’s healthcare business units are focused on bone densitometry, mammography and direct-to-digital radiography. In addition, we develop, manufacture and supply other x-ray based imaging systems, such as general purpose direct-to-digital radiography equipment and mini C-arm products.

Osteoporosis Assessment Products

Overview

Bone densitometry is the precise measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures, often of the spine and hip. In February 2003, the National Osteoporosis Foundation estimated that osteoporosis is a major public health threat for almost 44 million Americans, the majority of whom are women. Each year osteoporosis contributes to more than 1.5 million new hip, spine and other fractures. The National Osteoporosis Foundation estimated that the national direct expenditures for osteoporotic and associated fractures were $17 billion in 2001 and that the cost is rising. A significant boost for our osteoporosis assessment business was the 1995 introduction of drug therapies to treat and prevent osteoporosis. We believe that the introduction of new drug therapies, the aging of the population, and an increased focus on women’s health issues and preventive medical practices has created a growing awareness among patients and physicians that osteoporosis is treatable. As a result, more women than ever are seeking assessment for osteoporosis. We believe that the demand for our bone densitometry systems will continue to be driven by an increase in the number of available therapies to treat osteoporosis, the increase in the at-risk population, and broader reimbursement coverage for bone density testing. In fiscal 2003, we shipped more than 900 dual-energy X-ray bone densitometry systems worldwide.

We introduced our first product serving the bone densitometry market in 1986, began commercial shipments in 1987, and quickly gained recognition for our superior technology. Our patented dual-energy X-ray technology remains a leading bone densitometry assessment tool, offering superior, cost-effective accuracy and reliability. In 1999, we introduced the

Delphi QDR x-ray densitometer, the first system to perform both bone density measurements and Instant Vertebral Assessment, or IVA. Delphi’s technology enables physicians to measure bone density and to visually identify vertebral (spine) fractures in a clinical setting. Spine fractures are typically the first clinical manifestation of osteoporosis, and frequently occur in patients who do not yet have markedly reduced bone density. The ability to conduct these two diagnostic procedures with one system enables doctors to cost-effectively improve fracture risk assessment and to capture greater reimbursement fees. IVA has been widely embraced by the medical community, and we have installed over 1500 systems worldwide with IVA capabilities. In May 2001, we received the 2001 Frost & Sullivan Technology Innovation Award in the osteoporosis diagnostics market, given for technical superiority within the industry.

In December of 2002, we introduced our next generation of bone densitometers, the Discovery QDR Series. Discovery reduces bone density scan times by 67%, providing bone density and IVA imaging scans in just 10 seconds. In addition, Discovery provides our CADfx feature, which automates the evaluation of spine fractures. Discovery’s automation and connectivity features improve patient throughput and integrate with electronic information systems. In October 2003 we introduced our Explorer QDR bone densitometer, with first commercial shipments scheduled for February 2004. Explorer is an entry level fan-beam x-ray bone densitometer, which is designed for cost conscious practitioners, particularly in international markets. During fiscal 2004, we plan to complete the phase-out of the Delphi, QDR-4500, and QDR-4000 product lines, as we fully transition to the Discovery and Explorer product lines.

In addition to sales of new bone densitometry systems, we also offer upgrade opportunities to purchasers of many of our earlier generation systems, in order to incorporate IVA imaging technology, automation, and electronic reporting features. We have sold over 750 bone densitometer system upgrades world wide.

Products

Our osteoporosis assessment products include a family of QDR X-ray bone densitometers and the Sahara Clinical Bone Sonometer, a low-cost ultrasound device that assesses the bone density of the heel.

QDR X-Ray Bone Densitometers. Since our first commercial shipment of a QDR system in October 1987, we have sold more than 10,000 QDR systems. We believe that advantages of our QDR systems include high precision, low patient radiation exposure equivalent to 1/10th of a conventional chest X-ray, a relatively fast scanning time, low operating cost, and the ability to measure bone density of the most important fracture sites, the spine and hip. Our studies and those of independent investigators have demonstrated that the systems can detect a change in spine bone density with a precision error of less than 1%.

All our QDR systems employ our patented Automatic Internal Reference System, which continuously calibrates each patient’s bone density measurement to a known standard. This system virtually eliminates errors that might result from manual calibration and saves operators the time-consuming task of calibrating several times a day. The system automatically compensates for drift in the X-ray system, detectors or other electronic components, which ensures long-term measurement stability.

We have invested substantial resources in developing operating and applications software for our systems. The software includes calibration software, automated scan and analysis programs for each scan site, and a patient data base manager. In 2001 and 2002 we introduced a series of software tools for remote softcopy interpretation and electronic reporting of test results. We believe that electronic reporting is a critical feature for any medical imaging device, as medical providers move towards paperless storage and reporting systems.

In November 1999, we introduced our Delphi QDR Series bone densitometer. Delphi was the first bone densitometer to offer physicians the ability to simultaneously assess two of the strongest risk factors for osteoporotic fracture: existing fractures of the spine and low bone density. Using high-resolution fan beam X-ray imaging technology, Hologic’s IVA technology enables clinicians to perform a rapid, low-dose evaluation of the spine in a single office visit during a routine bone densitometry exam. The high-resolution, single-energy images obtained with IVA visually reveal spinal fractures, which substantially increase the risk of future fracture, and thereby affect a clinician’s therapeutic decisions. Prior to the introduction of IVA, spine fractures were rarely evaluated in clinical osteoporosis assessment, primarily due to the inconvenience and high radiation dose associated with obtaining conventional X-ray films. IVA provides a simple, point of care tool for vertebral assessment, with only 1% of the radiation dose of standard radiographic assessment. The combination of bone mineral density assessment and spine fracture assessment improves the clinician’s ability to accurately target therapy to those who can benefit most.

In December of 2002, we introduced our Discovery QDR Series of bone densitometers. Discovery acquires bone density and IVA scans in just ten seconds, which we believe provides the most comprehensive assessment of fracture risk in the shortest amount of time. Discovery’s CADfx feature automates the classification of spine fractures, and our Express Exam feature completely automates the patient examination procedure. Discovery also offers workflow and connectivity enhancements, including complete electronic integration with hospital information systems.

Discovery systems are modular in design, allowing customers to add features and capabilities, while protecting their investment in equipment and patient data. Discovery is available in six different configurations, including the Ci and Wi models, which do not include the IVA capability, the C and W models, which include IVA, and the more advanced A and SL models.

An important feature of the Discovery A and SL systems is their ability to perform lateral, side-to-side scans of the spine, without turning the patient on her side, in addition to back-to-front measurements. The A and SL systems are capable of producing high quality images of the spine, lateral spine, hip and other skeletal sites. A motorized rotating scan arm allows for multiple scan views without patient repositioning. By using either of the A or SL systems, high-quality IVA images of the entire spine can be obtained in as little as ten seconds.

In October of 2003, we introduced our Explorer QDR Series bone densitometer. Explorer is an entry level x-ray bone densitometer targeted at cost conscious practitioners, particularly in international markets. Like Discovery, Explorer is a fan-beam system that utilizes a high density linear array of detectors, and can acquire a 2-dimensional x-ray in a single linear scan motion. Older generation systems require scanning in a rectilinear pattern, which lengthens scan times and decreases image resolution. Explorer is designed based on the Discovery platform, and offers Discovery’s workflow and connectivity enhancements, but cannot be upgraded to the IVA capability. We expect to begin shipments of Explorer systems in February 2004.

During fiscal 2004, we plan to complete the phase-out of the Delphi, QDR-4500, and QDR-4000 product lines, as we fully transition to the Discovery and Explorer product lines.

Ultrasound. In addition to our QDR X-ray bone densitometers, we have developed and sell a light-weight, portable ultrasound bone analyzer, called Sahara, that assesses the bone density of the heel. Clinical trials of ultrasound systems have indicated a significant association of low ultrasonic bone measurements of the heel and the risk of fracture. Since ultrasound devices do not use X-rays in making their measurements, they do not require X-ray licensed or registered operators. However, because ultrasound bone measurements currently are not as precise as X-ray and other measurements, they are less reliable for monitoring of small changes in bone density or for assessing the response to therapies. In addition, they are generally limited to measurements at peripheral skeletal sites, not the spine or hip, which are considered the gold standard for the diagnosis of osteoporosis. We believe that our Sahara ultrasound system represents a relatively low cost, portable, easy-to-use, non-ionizing measurement technique to assist in initial screening for osteoporosis. Since our introduction of the Sahara, over 3,500 Sahara systems have been sold worldwide.

Mammography and Other Breast Cancer Detection Products

Overview

According to the American Cancer Society, breast cancer is the second most common cancer among women, and more than 211,000 new cases of invasive breast cancer are expected to occur among women in the United States during 2003. Breast cancer ranks as the second leading cause of cancer-related deaths among women, causing an estimated 40,000 deaths in 2003. Over a lifetime, one in eight women will develop breast cancer and today there are slightly over 2 million women living in the U.S. who have been treated for breast cancer. As with all other invasive cancers, lowering morbidity and mortality can be directly related to the stage at which the disease is detected. Providing clinicians the tools necessary to assist in early detection of breast cancer represents a principal business of Hologic. With the acquisition of the U.S. assets of Trex Medical in September 2000, we gained access to the mammography and breast biopsy markets. Today we hold a leading share in the mammography market, primarily within the high-end segment. In fiscal 2003, we shipped nearly 900 mammography products, and estimate our installed base of equipment at over 11,000 systems worldwide.

Market

Leading industry sources estimate that the worldwide mammography imaging equipment market will be greater than $300 million in 2003, and anticipate it may grow to over $600 million by 2008. This market growth is being fueled primarily by the rapidly emerging segment of digital mammography, offset only partially by a decline in more conventional film-based technologies. These sources estimate that the U.S. market for digital mammography may grow to over $300 million by 2008 from its introduction only three years ago. International markets are expected to experience similar growth trends. In addition to speed and convenience, digital technology is expected to provide improved image quality over conventional films – ultimately leading to earlier detection. While digital mammography systems are presently several times more expensive than conventional systems, we believe they can provide long-term savings as they eliminate the recurring film and processing costs, reduce the cost of image storage, and have the potential to increase patient throughput.

Products

Our LORAD division offers a broad line of breast imaging products, including the Selenia full field digital mammography system, a series of screen-film mammography systems and a range of breast biopsy systems. The Selenia received U.S. FDA marketing approval in October of 2002. Its technology is based on our proprietary, amorphous selenium DirectRay digital detector, which preserves image sharpness by directly converting X-rays to electronic signal. We believe our Selenia full field direct-to-digital mammography system positions us to expand our share of the mammography market by offering clinicians one of the most advanced tools available for early detection of breast cancer.

Currently our highest-end LORAD screen-film mammography system, the M-IV Platinum, is considered a technology leader in the mammography marketplace. The M-IV Platinum incorporates our High Transmission Cellular, (HTC) Grid, recognized by Frost & Sullivan in connection with LORAD’s receipt of the 2001 Frost & Sullivan Technology Innovation Award, as one of the most effective contrast improvements in 20 years of breast imaging. The patented HTC technology reduces X-ray scatter in two dimensions, delivering superior contrast and resolution without an increase in radiation dose. We also began full commercial production of our mid-tier system, the LORAD Affinity, which can also be configured with our HTC technology. The LORAD Affinity is a high-performance screen-film mammography system specifically developed to fill a market need for a cost-effective product, with performance characteristics similar to high-end systems. The Affinity replaced our previous mid-tier system, the Elite, which is no longer manufactured by LORAD.

We also offer two minimally invasive breast biopsy systems, the MultiCare Platinum prone stereotactic breast biopsy system and the StereoLoc II upright system. These systems provide an alternative to open surgical biopsy, which is sometimes performed under general anesthesia in the outpatient department of a hospital. Minimally invasive biopsies are most often performed in a physician’s office or a breast imaging center on an outpatient basis under local anesthesia. Stereotactic biopsies cause far less tissue trauma and are less expensive than open surgical biopsies. The following is a more detailed description of the products sold by our LORAD Division.

Selenia Full Field Digital Mammography System

•	LORAD Selenia. The Selenia, which utilizes our DirectRay amorphous selenium flat-panel detector, is the industry’s first FDA approved digital mammography system based on direct conversion technology. Direct conversion technology uses amorphous selenium to directly convert X-rays to electronic signals, without first converting them to light, a step required in systems using indirect conversion detectors. This direct conversion process completely eliminates light diffusion and preserves image sharpness, for exceptional digital images.

The Selenia has a number of other features which improve image quality, enhance patient comfort, and streamline patient throughput. For example, the system’s detector size of 24 x 29 cm, the largest in the industry, accommodates almost all breast sizes with a single exposure. In addition, our award-winning HTC Grid, which is integrated into the digital detector, significantly reduces radiation scatter and allows geometric magnification views and our shifting Smart Paddle System permits all examination views to be taken without changing compression paddles.

The Selenia system facilitates efficient viewing and interpretation by physicians and provides multiple image manipulation options through the use and analysis of electronic and hard copy film printouts and the system’s computer workstation. The system is configured to interface with a sophisticated intra-department image management system to handle routing, archival, and retrieval of studies, or can be integrated with existing enterprise Picture Archiving and Communications Systems (PACS) and Radiology Information Systems (RIS).

Screen-Film Mammography Systems

•	LORAD M-IV Series, includes the LORAD M-IV and the M-IV Platinum. The LORAD M-IV has an installed base approaching 5,000 units worldwide. Features of the LORAD M-IV include a bi-angular X-ray tube, dual filter capability, auto filter mode, three-cell AEC sensor, fully automatic collimation and isocentric C-arm rotation. Image quality can be further improved through use of the HTC Grid and Fully Automatic Self-adjusting Tilt (FAST) Paddle, which are standard features of the M-IV Platinum and optional components on the M-IV. Other features of the LORAD M-IV Series include improved patient management through streamlined patient scheduling, integrated auto film identification, ands optional bar code reader. The LORAD M-IV has also been designed to be upgradeable to our Selenia full field digital mammography system.

•	LORAD Affinity. We began full commercial production of the Affinity in late 2002. The Lorad Affinity is a screen-film mammography system developed to fill a market need for a cost-effective, high performance mammography product. The Affinity can be used with other LORAD innovations to improve mammographic image quality, including our HTC and FAST Paddle technology.

Stereotactic Breast Biopsy Systems

We provide clinicians with the flexibility of choosing from either upright or prone systems for breast biopsy. Our minimally invasive breast biopsy systems provide an alternative to open surgical biopsy, which is generally performed under general anesthesia.

We offer the StereoLoc II upright biopsy system, which is used in conjunction with our M-IV series of screen-film mammography systems. In addition, for physicians that perform a significant number of biopsies, we offer a dedicated, prone biopsy system called the LORAD MultiCare Platinum Breast Biopsy System (formerly called the StereoGuide). Both systems can be used with our digital “spot” mammography system, which enables a doctor to position the sampling device at the site of the suspicious lesion. When performing a biopsy with any of our systems, a doctor has a choice of tissue-sampling devices, which are not manufactured by us.

In October 2003, we entered into a distribution agreement with Suros Surgical Systems to sell their breast biopsy tissue sampling devices directly to our customers and as a component of our biopsy system.

Distribution and Strategic Alliances

Over the last two years we have expanded both the distribution of our products and the outsourcing of strategic products to be distributed through our existing channels. In 2002 we entered into a strategic alliance with Siemens AG focused on the development of direct-to-digital mammography systems. Under our agreements with Siemens, Siemens agreed to exclusively purchase from us digital detectors to be used with its full field digital mammography system during the five-year term of the agreement and we licensed advanced image processing and display software from an affiliate of Siemens. Through this alliance we have combined our proprietary amorphous selenium direct-to-digital technology with Siemens’ proprietary software to create a dedicated physician’s workstation and bring to market a direct-to-digital mammography system.

In 2003 we finalized an agreement with the Agfa-Gevaert Group whereby Hologic would manufacture for Agfa, under a private label, a digital mammography system utilizing our patented direct-to-digital amorphous selenium technology. Under this agreement, Agfa will purchase completed systems from us, and are responsible for all related installation, warranty and support requirements. We began shipping products under this agreement for non-United States customers during 2003.

In addition to the third party distribution of our technology and products, in 2003 we entered into a preferred partnership with R2 Technologies a leading provider of computer aided detection (CAD) products to assist in breast cancer detection. Under this agreement, R2, with assistance from Hologic, has customized R2’s CAD system for use with our

Selenia system and we received worldwide distribution rights to sell the customized product in combination with our Selenia system. R2 is expected to file for FDA approval of this digital CAD product in early 2004. R2 has also granted us distribution rights for R2 CAD products that are designed to be used with conventional film-screen mammography systems and can be upgraded to be used with our digital mammography systems. We plan to sell these film-screen CAD products in conjunction with Hologic’s digital-ready conventional screen-film mammography products. The Agreement has a term of five years with two one-year renewal options.

Direct-to-Digital Imaging Products

Overview

We continue to make a strategic commitment to digital radiography technology. We believe that the advantages of digital radiography over conventional screen-film and computed radiology technologies has significant growth potential in general and in our core mammography systems market in particular.

In digital mammography and radiography, direct-to-digital imaging technology provides the opportunity for more expedient patient exam flow, fewer repeat exams and increased room utilization. Because radiography systems utilizing direct radiography technology capture and convert x-ray images into a digital format within seconds of exposure, the technologist can quickly preview the digitized image for quality assurance prior to completion of a patient’s examination. The digitized image can then be transmitted electronically for reviewing on a diagnostic workstation, printing on film, and electronic storage.

For healthcare providers, the benefits of digital radiography technology stem from fast and efficient production of diagnostic quality images. We believe digital radiography systems incorporating our direct-to-digital technology offers improved patient care, increased staff and equipment productivity, and the potential to attract a greater number of referral patients and physicians. In spite of their high acquisition cost, digital radiography systems can be cost effective in the long-term when considering increased throughput, savings in film-related expenses, image storage and transfer costs as well as the benefits of enhanced diagnostic convenience.

A significant factor in the medical market’s acceptance of digital technology is the current transition within the healthcare industry from conventional x-ray film archiving to Picture, Archive and Communication Systems, or PACS, to store x-ray images electronically. Although only a limited number of hospitals have adopted the PACS environment to date, we expect this adoption rate to accelerate over the next several years as hospitals realize the value and cost savings of a filmless infrastructure. While not all facilities in which x-ray units are installed will migrate to digital technology, we believe most large facilities will, particularly those in the U.S. where PACS is an important initiative.

A leading industry analysis firm, estimates that there are approximately 300,000 general radiographic x-ray units installed worldwide with a replacement rate of approximately 11,000 systems per year. By 2007, this firm projects that the market for digital general radiography systems will exceed $1.0 billion annually.

Digital radiography technologies can be divided into two classes: those that employ direct methods to convert x-ray energy into an electrical charge and those that use indirect methods. Technologies using direct-conversion flat-panel digital detectors, such as our DirectRay flat panel detector, use a semiconductor coating – amorphous selenium (a-Se) – to directly convert x-ray photons into an electrical charge. No intensifying screens or additional processes are required to capture and convert the x-ray energy. Digital radiography technologies using indirect conversion detectors employ a two-step process for x-ray detection. Semiconductor coatings, such as cesium iodide or gadolinium oxysulfide, capture x-ray energy and convert it to light. An array of thin-film diodes then converts the light energy to electrical signals. We believe that other digital X-ray imaging technologies that use light compromise image sharpness because light scatter can blur the image.

DirectRay amorphous selenium coated detectors developed by our Direct Radiography Corp. subsidiary are particularly well suited for high-quality digital imaging because selenium has high x-ray absorption efficiency, very high intrinsic resolution and low noise. We believe that amorphous selenium technology results in the highest quality digital image across a wide range of general radiographic applications and is particularly valuable for mammography, which has high-resolution requirements.

The wide dynamic range inherent in Hologic DirectRay direct-to-digital detectors allows a radiologist to adjust the image electronically at a workstation to optimize the desired anatomy view and gain more diagnostic information compared to traditional film screen technology.

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

Products

In 2003 Hologic offered DirectRay digital detectors in Hologic designed, manufactured installed and serviced systems and to Original Equipment Manufacturers (OEMs), to incorporate into their own equipment. Partner OEMs include Analogic Corporation, a supplier to Eastman Kodak, Tromp Medical, Sedecal, E-com, GM, Neusoft, FirstTech, and Dong Kang for digital radiography systems, and Agfa and Siemens for digital mammography systems. At the beginning of fiscal 2004 we started to move away from selling our own general radiography digital X-ray systems in competition with our OEM partners in general digital radiography, and began to shift resources to our core women’s health products - mammography and osteoporosis assessment systems - while selling our DirectRay detectors to OEMs for incorporation in their own line of digital radiography systems.

Mini C-arm Imaging Products

Overview

We manufacture and distribute Fluoroscan mini C-arm imaging systems. Mini C-arms provide low intensity, real-time X-ray imaging, with high-resolution images at radiation levels and at a cost well below those of conventional X-ray and fluoroscopic equipment. Mini C-arm systems are used primarily by orthopedic surgeons to perform minimally invasive surgical procedures on a patient’s extremities, such as the hand, wrist, knee, foot and ankle.

Products

Premier Encore. We introduced the original Premier mini C-arm system in August 1998. The Premier’s .045 mm focal spot X-ray tube, currently the smallest in the mini C-arm industry, provides clear resolution and detailed images on a six-inch field of view. The Premier’s mini C-arm is designed to rotate 360 degrees. The Premier also features dual video channels that allow a surgeon to display different views of the anatomy for side-by-side comparison; four image buffer memories for instant recall of previous images; and built-in video and Ethernet connections that allow the user to output images to a printer or workstation, send to or receive from remote work stations, or record, review and archive images using existing Windows NT or hospital PACS.

At the Radiological Society of North America trade show held in December 2002, Fluoroscan introduced the Premier Encore system. The Premier Encore system builds upon the strengths of the Premier system, while retaining the high resolution imaging that makes Premier the leading mini C-arm system. Premier Encore streamlines system operation using a touch screen interface, configurable physician preference pre-sets, complete DICOM connectivity software capabilities, and CD image storage. The Premier Encore system is available with a laser positioning pointer and offers 60 degree monitor rotation for maximum operating room flexibility.

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

•	Omniflex, a ceiling mounted X-ray tube support system; and

•	Digital Chest Tube Stand, a floor mounted X-ray tube support system for dedicated chest X-ray rooms

Marketing and Sales

In the United States, we sell and service our products through a combination of a direct sales and service force and a network of independent distributors. In early fiscal 2002, we centralized our management of these sales channels for all of our product lines. PSS World Medical, Inc. and its affiliates, our largest distributor network in the United States, accounted for approximately 24% of our product sales for fiscal 2002 and 21% of our product sales in fiscal 2001. In November 2002, PSS sold its Diagnostic Imaging, Inc. subsidiary, which is a distributor of our mammography product line, to Platinum Equity. Diagnostic Imaging (now known as SourceOne), as part of PSS, accounted for approximately 15% of our product sales for fiscal 2002. In January 2003, we terminated SourceOne, who represented almost one-half of the U.S. market for our mammography products in fiscal 2002 and assumed full sales and service responsibility in these geographic locations on a direct basis. For 2003, PSS accounted for 12% of our product sales. As of November 30, 2003 our direct sales and service force comprised of over 68 people in sales, and 123 field service engineers, plus internal technical support and associated administrative functions. Over the past couple years we have expanded our direct sales and service efforts for mammography into territories that were previously covered by SourceOne and other independent distributors, and we are considering further expansion of our direct sales and service coverage in the United States.

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

We sell our systems in international markets through a network of independent distributors, as well as a direct sales and service force in Belgium. In October 2003, we expanded our sales and service presence in Belgium by acquiring the mammography distribution business, including key service and application personnel, inventory and other related assets, from our independent distributor VH Services NV. In fiscal 2002, we restructured our operations in Europe, which included entering into exclusive distribution agreements with Stephanix, one of the leading French manufacturers of medical X-ray equipment, and its affiliate, Radiologia, S.A., the oldest X-ray equipment manufacturer in Spain, for sales of our product lines in France, Spain and Portugal. We offer our broad range of products in Latin America, including Argentina, Brazil and Chile, and into Pacific Rim countries, including Japan, Australia, The Peoples Republic of China, South Korea and Taiwan, by working with local sales representatives and distributors or entering into strategic marketing alliances in those territories. In fiscal 2003, 2002, and 2001 foreign sales accounted for approximately 32%, 20%, and 28% of our product sales, respectively. See Note 10 of Notes to Consolidated Financial Statements for geographical information concerning those sales.

In fiscal 2003, we entered into a number of agreements which have strengthened the sales and distribution channels for our core product lines, including the following:

•	We signed an amended contract with Premier, one of the nations’ foremost purchasing and supply chain management organizations, for the purchase and sale of our Lorad Selenia full field digital mammography system. The original contract covers our Lorad line of screen-film mammography and stereotactic breast biopsy systems, our direct to digital products for general radiographic applications, and the Fluoroscan line of mini C-arm imaging systems.

•	We signed an amended contract with Novation, a leading supply chain management company in healthcare, for the purchase and sale of our Lorad Selenia full field digital mammography system. The original contract covers the purchase and sale of our Lorad line of other breast imaging systems. Novation and Hologic have existing agreements in place to cover the purchase and sale of Hologic’s bone densitometry systems, mini C-arm imaging products and digital radiographic units.

•	We finalized a strategic alliance with The Agfa-Gevaert Group focused on the joint development of technological advancements in digital mammography. Under the terms of the agreement, Hologic will manufacture for Agfa, under the private label, “Embrace”, a digital mammography system for distribution to specific international markets.

•	We signed an agreement with R2 Technology to integrate R2’s CAD technology with Hologic’s Lorad Selenia full field digital mammography system. The agreement is for an initial term of five years with two one-year renewal options.

In addition, in early fiscal 2004, we entered into the following agreements:

•	We signed an agreement with Aloka Company Ltd. giving Hologic exclusive distribution rights in the United States for ultrasound products manufactured by Aloka and customized to Hologic’s specifications. The agreement is for an initial term of three years, with automatic 1-year renewal options.

•	We signed an agreement with Suros Surgical Systems, Inc. giving Hologic non-exclusive distribution rights in the United States for the Suros automated breast biopsy and tissue excision system, the ATEC™. The agreement is for an initial term of three years, with automatic 1-year renewal options.

•	We signed a distribution agreement with Confirma, Inc. The agreement gives Hologic non-exclusive distribution rights for CADStream, Confirma’s computer-aided-detection (CAD) system.

•	We entered into an exclusive, three-year agreement with Clarian Health Partners, Inc. covering the purchase and sale of Hologic’s Lorad line of analog and digital mammography products and stereotactic breast biopsy systems. The agreement also covers computer-aided detection (CAD) systems from R2 Technology. Systems purchased through the agreement will be supplied through Associated X-Ray Services, Inc., Hologic’s sole distributor in the State of Indiana.

•	We signed an agreement with Mammography Reporting Systems, Inc. (MRS). Under the terms of the agreement, Hologic and MRS agreed to work cooperatively to offer the MRS portfolio of products to healthcare facilities currently using or purchasing Hologic’s line of screen-film and digital mammography systems.

•	We signed a distribution agreement with InSiteOne, an on-site and off-site storage and archiving service provider for digital medical images. Under the terms, Hologic will have non-exclusive distribution rights in the United States for InSiteOne’s proprietary image management service, InDex® (Internet DICOM Express).

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

The primary competitor for our osteoporosis assessment products is GE, which manufactures a competing line of products, including dual-energy X-ray and ultrasound based osteoporosis testing systems. GE is our primary competitor in the market for systems that measure bone density of the hip and spine. International clinical guidelines recognize spine and hip bone density measurements as the standard for diagnosis of osteoporosis. Other companies have developed lower priced X-ray and ultrasound based systems that assess bone status of peripheral skeletal sites, such as the heel, hand or wrist. Measurements of bone density at peripheral sites are generally utilized for screening for osteoporosis risk, and patients identified as at risk by peripheral testing are commonly referred for spine and hip bone density testing. We believe that competition in the field of dual-energy X-ray bone densitometry is based upon product versatility and features, price, precision, speed of measurement, reputation, cost and ease of operation, product reliability and quality of service. While we are generally not the lowest cost provider of dual-energy X-ray systems, we believe that we have been able to compete effectively because of our advanced technology and product features, including IVA imaging. We offer our Explorer system for the more price sensitive segment of the x-ray based osteoporosis assessment market, and our Sahara ultrasound bone analyzer for screening applications. We believe that competition in the field of ultrasound systems is based on price, precision, speed of measurement, cost and ease of operation, reputation, product reliability and quality of service. We believe that advantages of our Sahara ultrasound bone analyzer system include the system’s dry operation, simple single-button operation, and a compact and self-contained design that does not require the use of a separate computer. We believe that ultrasound systems may also compete with dual-energy X-ray systems in the diagnostic market for initial screening of patients. However, we believe that because ultrasound systems can only measure peripheral skeletal sites and do not have the precision of dual-energy X-ray systems, dual-energy X-ray systems will continue to be the predominant means of diagnosis and monitoring of bone density changes for patients being treated for osteoporosis.

Our mammography systems compete with products offered by a number of competitors, including GE, Siemens, PlanMed, Instrumentarium, Fischer Imaging and Agfa. Instrumentarium was recently acquired by GE. GE and Fischer Imaging received FDA approval to commercialize their own indirect conversion digital mammography systems in January 2000 and September 2001, respectively. We received FDA approval for our direct-to-digital mammography system, the Selenia in October 2002. Selenia is currently the only marketed full field digital mammography system utilizing direct conversion technology in the United States. Both Siemens and Agfa have adopted the Hologic Direct Ray direct-to-digital detectors for use in their respective digital mammography systems. The Siemens full field digital mammography system is currently available only internationally as it is not yet FDA approved in the United States, and the Agfa system is supplied by Hologic currently only for the international market. While we offer a broad product line of breast imaging products, we compete most effectively in the high-end segment of the mammography market. We attribute this success in large part to our patented HTC grid technology that enables our products incorporating that technology to deliver high contrast and resolution. We believe that our continued success will depend in part upon our ability to market and sell Selenia. Although the Selenia is priced higher than competing technologies, we believe Selenia provides outstanding performance in aiding physicians in the early detection of breast cancer due to its image quality and dose utilization characteristics. We believe that our mammography products compete primarily on the basis of image quality, product features, cost and ease of operation, price, reputation, product reliability and quality of service. We believe that growth of the digital mammography market will accelerate as product offerings improve image quality over existing systems. We expect additional participants to enter this digital mammography market over the next several years. Our minimally invasive breast biopsy systems compete with products offered by Fischer Imaging and with conventional surgical biopsy procedures. We believe that competition for our mammography and breast biopsy products is based largely on image quality, product features, product reliability and reputation as well as price and service.

Our direct-to-digital imaging products compete with traditional X-ray systems as well as indirect-conversion systems, such as computed radiography systems, which are less expensive than our products. Many of these competitors have established relationships with hospitals and other of our potential customers in our targeted markets. The larger competitors in these markets include GE, Siemens, Kodak, Canon, Philips, SwissRay and Varian. Kodak’s digital general radiography x-ray system currently incorporates our DirectRay detector. There is a significant installed base of conventional X-ray imaging products in hospitals and radiological practices. The use of our direct-to-digital X-ray imaging products would require these potential customers to either modify or replace their existing X-ray imaging equipment. At the beginning of fiscal 2004 we started to move away from selling our own general radiography digital X-ray systems in competition with our OEM partners in the general radiology market and focus more on expanding our OEM sales for our DirectRay panel. Our OEM customers include Analogic Corporation, a supplier to Eastman Kodak, Tromp Medical, Sedecal, E-com, GM, Neusoft, FirstTech, and Dong Kang for digital radiography systems, and Agfa and Siemens for digital mammography systems. We believe that our DirectRay technology will compete on the basis of image quality, product reliability and price, as well as our reputation and service. We believe that the primary advantage of our DirectRay technology is image quality. Because of the early stage of the markets for these products, it is likely that our evaluation of the potential markets for these products will materially vary with time.

Our mini C-arm products compete directly with mini C-arms manufactured and sold by a limited number of companies including GE. We also compete with manufacturers of conventional C-arm image intensifiers including Philips, Siemens and GE. We believe that competition for our mini C-arm systems is based largely on price, quality, reputation, service and production capabilities. We believe that advantages of our mini C-arm systems include low levels of radiation, image quality or resolution, low product life cycle costs, mobility, quality and durability.

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

We manufacture our direct radiography plates at our manufacturing facility in Newark, Delaware. Our manufacture of DirectRay plates consists primarily of vapor deposition in clean rooms, micro-electronics fabrication, assembly, test, burn-in and quality control. We rely on one or only a limited number of suppliers for key components or subassemblies for our plates. In particular we have only one source of supply for our thin-film transistor (TFT) plates and only one source of supply for the coating of those plates. The manufacture of our direct radiography detectors is highly complex and requires precise high quality manufacturing that is difficult to achieve. We have experienced difficulties manufacturing these detectors. Changes in design for our direct radiography detectors, including for our mammography detectors, could result and has in the past resulted in unanticipated production problems, such as a high level of defects for the newly designed plates.

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

Backlog

Our backlog as of November 30, 2003 totaled $49.5 million and as of November 30, 2002 totaled $40.9 million. Backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by the customer. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.

Research and Development

Our research and development efforts are focused on enhancing our existing products and developing new products. Our current emphasis is development of plates, the engineering and system design of new end-use digital radiography products, and software improvements for our existing products. This research and development includes refining and continuing Lorad’s research on the full field digital mammography system. In addition, in December 2003 we introduced a new bone densitometry system and a work-in-progress add-on feature to the Selenia system that performs tomosynthesis. Our research and development personnel also are involved in establishing protocols, monitoring, and interpreting and submitting test data to the FDA and other regulatory agencies to obtain the requisite clearances and approvals for our products. Our research and product development expenses, without consideration of purchased in-process research and development, were approximately $18.4 million in fiscal 2003, $20.4 in fiscal 2002, and $23.3 million in fiscal 2001.

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

As of November 30, 2003, we have obtained 48 United States patents relating to our densitometry technology, 37 patents relating to our direct radiography technology, 5 patents relating to our C-arm technology, and 20 patents relating to the Lorad mammography business. Also, we license patents from others on a variety of terms, and hold approximately 57 additional U. S. patents relating to other matters. One densitometry patent licensed from Stanford University will expire in 2004. We do not anticipate that this expiration will have a material impact on our business. Our remaining patents have expiration dates ranging from 2006 to 2022. In addition, we have applied for an additional 46 U.S. patents on our technologies. We have also obtained or applied for corresponding patents and patent applications for some of our patents in selected foreign countries.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device and related industries. We have been involved in extensive patent litigation with Lunar Corporation, which has since been acquired by GE. This litigation was settled by agreement dated November 22, 1995. The agreement provides that neither party will engage the other party in patent litigation for a period of ten years following the date of the agreement, regardless of the infringement claimed and regardless of whether the technology in question currently exists or is developed or acquired by the other party in the future. Neither party is required to disclose to the other any of its technology during this ten year period or otherwise. We have also been, and may be in the future, notified that we may be infringing intellectual property rights possessed by other third parties. If any such claims are asserted against us or our products, we may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. As a result, any infringement claims by third parties or other claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may harm our business and prospects.

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

The FDA generally must clear the commercial sale of new medical devices. Commercial sales of our medical devices within the United States must be preceded by either a premarket notification filing pursuant to Section 510(k) of the FDA Act or the granting of a premarket approval. The 510(k) notification filing must contain information that establishes the device to be substantially equivalent to a device commercially distributed prior to May 28, 1976.

The premarket approval procedure involves a more complex and lengthy testing and review process by the FDA than the 510(k) premarket notification procedure and may require several years to obtain. We must first obtain an investigational device exemption, known as an IDE, for the product to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will thereafter only grant premarket approval if, after evaluating this clinical data, it finds that the safety and efficacy of the product has been sufficiently demonstrated. This approval may restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time. We received premarket approval of our Selenia full field digital mammography system in October 2002. This premarket approval permitted us to begin marketing efforts in the United States and launch our commercialization efforts with respect to this product.

Our systems are also subject to approval by certain foreign regulatory and safety agencies. Some of our technology is governed by the International Traffic in Arms Regulations of the United States Department of State. As a result, the export of some of our systems to some countries may be limited or prohibited.

Our manufacturing processes and facilities are subject to continuing review by the FDA and foreign governments or their representatives. Adverse findings could result in various actions against Hologic, including withdrawal of approvals and product recall.

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

Employees

As of November 30, 2003, we had 722 full-time employees, including 216 in manufacturing operations, 107 in research and development, 307 in marketing, sales and support services, and 92 in finance and administration. None of our employees are represented by a union.

Item 2.	Properties

We own and lease the real property identified below. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Owned Real Property

We own a 168,000 square foot research and development, manufacturing and administrative site in Newark, Delaware at which DRC conducts its research and development and plate manufacture. We currently occupy approximately 63,000 square feet of this building, which houses our plate manufacturing facility, including both a class 1 and a class 2 clean room. We lease approximately 45,000 square feet of the facility to Agfa under a lease which expires in April 2005. The remaining space in the facility, approximately 60,000 square feet, is leased to Dade Behring under a lease which expires in July 2010. The property is subject to a mortgage to Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation).

Leased Real Property

In September 2002, we completed a sale/leaseback transaction for our 200,000 square foot headquarters and manufacturing facility located in Bedford, Massachusetts and our 62,500 square foot LORAD manufacturing facility in Danbury, Connecticut. The new lease for these facilities, including the associated land, has a term of 20 years, with four-five year renewal options. We sublease approximately 20,000 square feet of the Bedford facility to two subtenants, Tech Online and Reveal Imaging Technologies, Inc., under leases which expire in May 2005 and upon thirty days written notice respectively.

We lease a 60,000 square feet of office and manufacturing space in Danbury, Connecticut near our Lorad manufacturing facility. This lease expires in November 2006.

In connection with our acquisition of the U.S. assets of Trex Medical, we also acquired a lease to a 156,000 square foot office and manufacturing facility in Littleton, Massachusetts. We closed the Littleton facility in January 2002 and the lease terminated in July 2003.

We also lease a sales and service office in Belgium and a support office in France.

Item 3.	Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information. Our common stock is traded on the Nasdaq National Market under the symbol “HOLX.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported by the Nasdaq National Market.

Fiscal Year Ended September 28, 2002	High	Low
First Quarter	$11.44	$4.72
Second Quarter	16.60	8.99
Third Quarter	18.05	11.92
Fourth Quarter	14.24	8.56

Fiscal Year Ended September 27, 2003	High	Low
First Quarter	$14.34	$9.90
Second Quarter	13.05	7.10
Third Quarter	13.60	8.45
Fourth Quarter	16.85	12.50

Number of Holders. As of December 19, 2003, there were approximately 1,704 holders of record of our common stock, including multiple beneficial holders at depositaries, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.

Dividend Policy. We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. In addition, our existing credit facility with Wells Fargo Foothill, Inc. prohibits us from declaring or paying any dividends.

Recent Sales of Unregistered Securities. We did not sell unregistered securities during fiscal 2003.

Item 6.	Selected Financial Data.

In 1999, we acquired Direct Radiography Corp. and in 2000 we acquired the U.S. assets of Trex Medical. The purchase accounting method under APB No. 16 was used for both of these transactions. Included in the fiscal 2000 financial data are acquisition related pre-tax charges of $13.3 million related to the Trex Medical acquisition. Included in the fiscal 2001 financial data are (i) a $2.5 million reduction in expenses as a result of the settlement of the final purchase price and reassessment of reserves from the Trex Medical acquisition, (ii) the recognition of $2.1 million of other revenue previously deferred and a $500,000 reduction to cost of product sales due to excess warranty reserves related to the settlement of the litigation with Fleet Business Credit, LLC, (iii) restructuring charges of approximately $1.0 million for severance related expenses resulting from reductions in our workforce and (iv) a $500,000 charge from the relocation of the Fluoroscan mini C-arm manufacturing facility from Illinois to Massachusetts. Included in the fiscal 2002 financial data are restructuring costs of approximately $2.1 million related to closing the conventional general radiography manufacturing facility and to our continued efforts to streamline operations. In the fourth quarter of 2003, we adopted EITF 00-21, Revenue Arrangements with Multiple Deliverables, as a cumulative effect adjustment for a change in accounting principle accordingly, the revenue representing the fair value of services not performed at the time of product shipment such as installation and training are deferred and recognized as performed. Additionally, revenue related to installation and training activities have been classified as service and other revenue. All prior periods presented have been reclassified to conform with the current-period presentation as discussed in Note 2 to our Consolidated Financial Statements.

	Fiscal Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001	September 30, 2000	September 25, 1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenues:
Product sales	$156,734	$144,684	$135,067	$74,507	$68,261
Service and other revenue	47,301	45,508	45,129	19,830	16,417

	204,035	190,192	180,196	94,337	84,678

Costs and Expenses:
Cost of product sales	86,506	84,230	85,712	46,728	36,039
Cost of service and other revenue	43,949	34,146	33,734	18,726	15,909
Research and development	18,381	20,362	23,328	22,178	12,664
Selling and marketing	29,978	28,319	33,858	22,623	18,581
General and administrative	22,196	18,908	20,852	16,441	10,963
Restructuring and relocation	—	2,070	1,518	—	—

	201,010	188,035	199,002	126,696	94,156

Income (loss) from operations	3,025	2,157	(18,806)	(32,359)	(9,478)

Interest income	685	573	1,027	3,567	4,204
Interest/other expense	(445)	(2,980)	(2,902)	(227)	(548)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	3,265	(250)	(20,681)	(29,019)	(5,822)
Provision (benefit) for income taxes	176	(429)	169	(10,400)	(2,075)

Income (loss) before cumulative effect of change in accounting principle	3,089	179	(20,850)	(18,619)	(3,747)
Cumulative effect of change in accounting principle	(207)	—	—	—	—

Net income (loss)	$2,882	$179	$(20,850)	$(18,619)	$(3,747)

Basic income (loss) per common and common equivalent share:
Income (loss) before cumulative effect of change in accounting principle	$0.16	$0.01	$(1.35)	$(1.22)	$(0.27)
Cumulative effect of change in accounting principle	(0.01)	—	—	—	—

Net income (loss)	$0.15	$0.01	$(1.35)	$(1.22)	$(0.27)

Diluted income (loss) per common and common equivalent share:
Income (loss) before cumulative effect of change in accounting principle	$0.15	$0.01	$(1.35)	$(1.22)	$(0.27)
Cumulative effect of change in accounting principle	(0.01)	—	—	—	—

Net income (loss)	$0.14	$0.01	$(1.35)	$(1.22)	$(0.27)

Weighted average number of common shares outstanding:
Basic	19,629	18,419	15,475	15,320	13,950

Diluted	20,130	19,192	15,475	15,320	13,950

Consolidated Balance Sheet Data
Working capital	$103,862	$98,472	$44,679	$53,022	$89,823
Total assets	188,603	184,147	194,863	219,145	175,770
Long-term debt	1,550	2,268	28,416	25,000	—
Total stockholders’ equity	148,927	142,409	111,807	131,572	150,422

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the “Selected Consolidated Financial Data” and the Consolidated Financial Statements included elsewhere in this report and the information described under the caption “Risk Factors” below.

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

Inventory

Our inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. As a designer and manufacturer of high technology medical equipment, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, reliability and replacement of and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Although every effort is made to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant negative impact on the value of the our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information present. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and our assessment of the customer’s current credit worthiness. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowance for doubtful accounts was $3.5 million, $4.7 million and $4.9 million in fiscal 2003, 2002 and 2001, respectively. The decrease in the reserve in fiscal 2003 was primarily attributable to our write off of reserves and accounts receivable related to financed sales in Latin America.

Revenue Recognition

Revenue. We recognize product revenue upon shipment, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable and collection of the resulting receivable is probable. Generally, our product arrangements are multiple element arrangements, including services such as installation and training. Beginning in the fourth quarter of fiscal 2003, we must account for these arrangements in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Based on the terms and conditions of the product arrangements, we have concluded that these services can be accounted for separately from the product element as our product has value to our customers on a stand-alone basis and we have objective and reliable evidence of the fair value of such services. Accordingly, service revenue representing the fair value of services not yet performed at the time of product shipment will be deferred and recognized as such services are performed. The residual revenue under the product arrangement will be recognized as product revenue upon shipment. We adopted EITF 00-21 as a cumulative effective of a change in accounting principle in accordance with APB 20, Accounting Changes. In connection with the adoption of ETIF 00-21, we reclassified $4.2 million and $2.9 million of product revenue to service revenue for the years ended September 28, 2002 and September 29, 2001, respectively.

We recognize product revenue upon the completion of installation for shipments that require more than perfunctory obligations at the time of shipment, specifically for our digital imaging systems. A provision is made at that time for estimated warranty costs to be incurred.

Service and other revenues, which primarily includes maintenance contracts, replacement parts, non-warranty repair services, installation and training services, and fee-per-scan revenue are recognized ratably over the contract period for maintenance contracts, at the time of shipment for replacement parts, as the service is rendered for repair, installation and training services and as the fees are collected for fee-per-scan revenue.

Product Warranties. Products sold are generally covered by a warranty for a period of one year. We accrue a warranty reserve at the time of revenue recognition for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased or decreased warranty claim activity or increased or decreased costs associated with servicing those claims, our warranty accrual will increase or decrease, respectively, resulting in decreased or increased gross profit. Our warranty accrual was approximately $4.5 million, $4.8 million and $6.2 million in fiscal 2003, 2002 and 2001, respectively. The decrease in this accrual over the past three fiscal years is directly attributable to our decision to eliminate the unprofitable conventional general radiography product lines which had warranty periods of up to five years. Partially offsetting this decrease in fiscal 2003 is an increase in our warranty accrual for our increase in our digital systems revenues.

Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes”. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

During fiscal 2002 we recorded an increase in our valuation allowance against a portion of our remaining net deferred tax asset. The valuation allowance primarily relates to net operating losses generated in fiscal 2001 and 2000 for which we can only realize a benefit through the generation of future taxable income and to certain deferred tax assets in foreign jurisdictions, for which realization is uncertain. Our net deferred tax asset is currently $3.6 million and we believe it will be fully realized in the next 12-24 months.

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

Legal Contingencies

We are currently involved in certain legal proceedings. In connection with these legal proceedings, which we discuss in Note 12 to our Consolidated Financial Statements, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with FASB Statement No. 5, Accounting for Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. We do not believe that these proceedings will have a material adverse effect on our financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

Lease Accounting

In September 2002, we completed a sale/leaseback of our Bedford, Massachusetts and Danbury, Connecticut facilities, resulting in a loss of $93,000, which is included in interest/other expense in our consolidated financial statements. Under the terms of the sale/leaseback, we entered into a 20-year operating lease for two facilities requiring annual rent payments of $3.2 million. In applying the provisions of SFAS No. 13, Lease Accounting, certain judgments in estimates must be made to determine if the agreement should be accounted for as a capital or operating lease. Most significant is the determination of our incremental borrowing rate in calculating the present value of minimum lease payments in the event the rate implicit in the lease is unknown. In order for a lease agreement to be accounted as an operating lease the present value of the minimum lease payments may not be greater than 90% of the fair value of the leased asset. In determining our incremental borrowing rate we considered, among other things, quotes obtained from several lenders assuming we were financing a purchase of the facility. We used an incremental borrowing rate of 10% which we believe to be conservative compared to the range of rates quoted by several lenders.

OVERVIEW

We are engaged in the development, manufacture and distribution of proprietary X-ray, digital X-ray and other medical imaging systems. Our businesses are reported as five segments: osteoporosis assessment; mammography; digital imaging; mini C-arm imaging; and conventional general radiography.

Our osteoporosis assessment products primarily consist of dual-energy X-ray bone densitometry systems and, to a lesser extent, an ultrasound-based osteoporosis assessment product. Bone densitometry is the precise measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures. Our mammography products include a broad product line of breast imaging products, including film-based and digital mammography systems and breast biopsy systems. Our digital imaging products include general radiographic systems and a digital component for original equipment manufacturers to incorporate into their own equipment. Our mini C-arm products are low intensity, real-time mini C-arm X-ray systems used primarily for minimally invasive surgery on a patient’s extremities. In January 2002, we closed the manufacturing facility for the conventional general radiography products, however, we continue to service and support most of these product lines.

Acquisitions, Recent Developments and Restructuring and Relocation Charges

Trex Medical Acquisition. On September 15, 2000, we acquired the U.S. business assets of Trex Medical in exchange for approximately $30.0 million in cash and a note in the amount of $25.0 million. The cash portion of the purchase price was subject to adjustment based upon the working capital of Trex Medical as of the closing. Following the acquisition, we disagreed with Trex Medical’s calculation of its working capital as reflected on its closing balance sheet. In accordance with the dispute resolution procedures set forth in the purchase agreement, we and Thermo Electron Corporation, sole shareholder of Trex Medical, jointly sought the assistance of an independent arbitrator to determine the closing working capital.

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

Also, as a result of the arbitration settlement, we evaluated the components of the $2.8 million of adjustments and determined that approximately $2.1 million of reserves and accruals provided for through charges to earnings in the fourth quarter of fiscal 2000 should be recorded in our allocation of the purchase price for this acquisition. Included in our results for the twelve month period ended September 29, 2001 are expense reductions totaling $2.5 million related to the purchase price reallocation as follows:

•	$1.7 million cost of product sales reduction for warranty accrual and for performance upgrades on prior sales;

•	$376,000 selling expense reduction for accrued sales commissions; and

•	$428,000 general and administrative expense reduction for various expense accruals and bad debt expense.

Fleet Business Credit, LLC Litigation Settlement. In August 2001, we settled our dispute with Fleet Business Credit, LLC (“Fleet”) relating to our Strategic Alliance Program under which Fleet, formerly Sanwa Business Credit Corp., acquired our bone densitometry systems to lease to physicians on a fee-per-scan basis throughout the United States.

Under the settlement agreement, the parties dismissed their claims and entered mutual releases. In addition, we paid Fleet $1.5 million in cash and executed a $1.6 million unsecured note payable. The note bears interest at Fleet’s prime rate plus 1% with the full amount of principal to be paid on August 10, 2004. We further agreed to continue to assist Fleet in remarketing returned systems, as requested by Fleet, based on separately negotiated market rate terms on a prepaid basis. We also continue to be entitled to benefit from excess lease and other payments made to Fleet under the program, which will offset amounts due under the note payable.

Under the terms of the original agreement with Fleet’s predecessor, Sanwa, we were contingently liable for a certain amount per system sold under the agreement. We recorded the amount for which we were contingently liable as deferred revenue. Based on the settlement, we reduced deferred revenue for the $1.5 million cash payment and reflected $1.6 million as a long term note payable in our consolidated balance sheet as of September 29, 2001. We have also recognized as revenue the remaining deferred revenue amounts of $2.1 million. In addition, we reversed $500,000 of related warranty reserves, which were no longer necessary as a result of the settlement, through a reduction of cost of product sales, for a total positive impact on earnings relating to the Fleet settlement of approximately $2.6 million.

Restructuring and Relocation Charges. In addition to the adjustments and charges described above, our results for the year ended September 29, 2001 include the following restructuring and relocation charges:

•	On August 13, 2001 we announced a restructuring plan focusing primarily on a company-wide cost savings initiative which includes a planned reduction of the workforce by 10%, or approximately eighty employees, and otherwise trimming operating expenses in each of our business units. As a result of the plan, we incurred a restructuring charge, primarily related to severance costs, of approximately $1.0 million in fiscal 2001.

•	We incurred approximately $500,000 of expenses related to the move of the Fluoroscan mini C-arm product line to the corporate headquarters in Bedford, Massachusetts including approximately $200,000 of moving costs, $100,000 of severance costs, $100,000 to vacate the facility and $100,000 of other costs.

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

Sale/Leaseback Transaction. In September 2002, we completed a sale/leaseback transaction for our headquarters and manufacturing facility located in Bedford, Massachusetts and our Lorad manufacturing facility in Danbury, Connecticut. The transaction resulted in net proceeds to us of $31.4 million. The new lease for these facilities, including the associated land, has a term of 20 years, with four five-year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.2 million per year, which is subject to adjustment for increases in the consumer price index. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities, as well as comply with financial covenants. Of the $31.4 million in net proceeds we received from this transaction, we used $26.3 million to immediately repay the Trex Medical $25.0 million note payable plus accrued interest of $1.3 million. The effect of the sale/leaseback transaction was to eliminate interest expense with respect to the Trex Medical Note and the related depreciation expense on the buildings, but on a going forward basis to increase operating expenses as a result of the lease payments. Under the lease, we make customary representations and warranties and agree to certain financial covenants and indemnities. In the event we default on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. At September 27, 2003 we were in compliance with the covenants contained in the lease.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by items as shown in our consolidated statements of operations.

	Fiscal Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Revenues:
Product sales	76.8%	76.1%	75.0%
Service and other revenue	23.2	23.9	25.0

	100.0	100.0	100.0

Cost and expenses:
Cost of product sales	42.4	44.3	47.6
Cost of service and other revenue	21.5	18.0	18.7
Research and development	9.0	10.7	12.9
Selling and marketing	14.7	14.9	18.8
General and administrative	10.9	9.9	11.6
Restructuring	—	1.1	0.8

	98.5	98.9	110.4

Income (loss) from operations	1.5	1.1	(10.4)
Interest income	0.3	0.3	0.6
Interest/other expense	(0.2)	(1.5)	(1.7)

Income (loss) before income taxes and cumulative effect of accounting change	1.6	(0.1)	(11.5)
Provision (benefit) for income taxes	0.1	(0.2)	0.1

Income (loss) before cumulative effect of accounting change	1.5	0.1	(11.6)
Cumulative effect of accounting change	(0.1)	—	—

Net income (loss)	1.4%	0.1%	(11.6)%

Fiscal Year Ended September 27, 2003 Compared to Fiscal Year Ended September 28, 2002

Total Revenues. Total revenues increased 7% to $204.0 million in fiscal 2003 from $190.2 million in fiscal 2002. This increase was primarily due to increased mammography and osteoporosis assessment product sales and, to a lesser extent, increased service revenues. Partially offsetting these increases was a decrease in our conventional general radiography product revenues due to our phase-out of this unprofitable product line during fiscal 2002, and slightly lower mini C-arm sales.

Product Sales. Product sales increased 8% to $156.7 million in fiscal 2003 from $144.7 million in fiscal 2002. Product sales in our mammography business increased approximately 16% to $68.7 million in fiscal 2003 from $59.1 million in fiscal 2002. This increase was primarily due to increasing sales of Selenia, our full field digital mammography system introduced in the fourth quarter of fiscal 2002, an increase in the number of multicare stereotactic tables sold and, to a lesser extent, higher average selling prices of the MIV analog mammography product line. These increases were partially offset by fewer analog systems sold primarily in the United States.

Osteoporosis assessment product sales increased 14% to $51.9 million in fiscal 2003 from $45.5 million in fiscal 2002. This increase was primarily due to an increase in the number of systems sold internationally and, to a lesser extent, to the initial shipments of our new Discovery line of bone densitometers at higher average selling prices.

Digital imaging product sales increased 6% to $21.7 million in fiscal 2003 from $20.5 million in fiscal 2002. This increase was primarily due to an increase in the average selling prices of digital plates sold resulting in higher revenues on fewer plates sold and an increase in the number of general radiography digital systems. For both digital plates and digital systems there was a sharp increase in international sales offset by a decline in sales in the United States. At the beginning of fiscal 2004 we started to move away from selling our own general radiography digital X-ray systems in competition with our OEM partners in general digital radiography, and began to shift these resources to our core women’s health products – mammography and osteoporosis assessment systems – while selling our DirectRay detectors to OEM’s for incorporation in their own line of digital radiography systems.

Mini c-arm product sales decreased 3% to $14.3 million in fiscal 2003 from $14.8 million in fiscal 2002. This decrease was primarily due to lower average selling prices in the United States and a decrease in the number of systems sold internationally.

Conventional general radiography product sales decreased to $46,000 in fiscal 2003 from $4.8 million in fiscal 2002. This decreases was due to our decision to phase-out our unprofitable conventional general radiography product line, which was completed in fiscal 2002.

In fiscal 2003, approximately 68% of product sales were generated in the United States, 17% in Europe and 15% in other international markets. In fiscal 2002, approximately 80% of product sales were generated in the United States, 9% in Europe and 11% in other international markets.

Service and Other Revenue. Service and other revenue increased to $47.3 million in fiscal 2003 from $45.5 million in fiscal 2002. This increase was primarily due to increased service revenues primarily in our mammography business as a result of our assuming service responsibilities previously performed by a former distributor and increased service contract revenues in our osteoporosis assessment and digital imaging businesses. Partially offsetting these increases was a decrease in other revenue from the licensing of certain mammography patented technology and additional fee-per-scan revenues as compared to fiscal 2002.

In the second quarter of fiscal 2003, we terminated an independent dealer who represented almost one-half of the U.S. market for our mammography products in fiscal 2002 and assumed full sales and service responsibility in these geographic locations on a direct basis. To provide the necessary sales coverage and service support we hired 10 sales and 28 service personnel. We expect the added costs of the new service personnel to be offset by higher margins for direct sales, as compared to sales generated from a distributor. These higher personnel costs will also be offset by future service revenues from service contracts and billings on new sales and also from existing users of Lorad mammography equipment over time if we are successful in capturing that business.

Cost of Product Sales. The cost of product sales decreased as a percentage of product sales to 55% in fiscal 2003 from 58% in fiscal 2002. These costs decreased as a percentage of product sales primarily due to improved gross margins recognized on the mammography and osteoporosis assessment products as a result of the increase in revenues, as well as lower manufacturing costs on the mini c-arm products and the elimination of our unprofitable conventional general radiography product line in the third quarter of fiscal 2002. The increased volume has improved the absorption of manufacturing overhead at our manufacturing facilities for those products. Our DRC subsidiary continues to have significant fixed manufacturing costs and is operating significantly below manufacturing capacity.

Costs of Service and Other Revenue. Cost of service and other revenue increased as a percentage of service and other revenue to 93% in fiscal 2003 from 75% in fiscal 2002. These costs increased as a percentage of service and other revenue primarily due to additional personnel and other costs in our field service area to expand our United States service capabilities for our digital mammography and general radiography systems and to assume direct coverage of territories previously assigned to distributors, as well as to lower levels of other revenue. We expect our costs of service and other revenue to remain relatively high as a percentage of service and other revenue, reflecting our need to hire the required personnel for warranty and installation service in advance of entering into service agreements in connection with our transition to digital mammography and direct service coverage.

Research and Development Expenses. Research and development expenses decreased 10% to $18.4 million, 9% of total revenues, in fiscal 2003 from $20.4 million, 11% of total revenues, in fiscal 2002. The decrease was primarily due to a decrease in research and development spending and personnel primarily related to reduced spending on digital detectors at DRC, our phase-out of the conventional general radiography product line in fiscal 2002 and reduced spending related to our mammography business. These decreases were partially offset by increased spending related to our general radiography digital imaging systems. Approximately $8.2 million and $8.7 million of the total of these expenses related to the development of digital mammography and digital general radiography systems and detectors at DRC in fiscal 2003 and 2002, respectively.

Selling and Marketing Expenses. Selling and marketing expenses increased 6% to $30.0 million, 15% of total revenues, in fiscal 2003 from $28.3 million, 15% of total revenues, in fiscal 2002. The increase was primarily due to additional personnel and other costs incurred to expand our United Statues coverage of territories previously assigned to distributors, and to a lesser extent, higher trade show expenses in fiscal 2003 compared to 2002.

General and Administrative Expenses. General and administrative expenses increased 17% to $22.2 million, 11% of total revenues, in fiscal 2003 from $18.9 million, 10% of total revenues, in fiscal 2002. The increase was primarily due to additional personnel, increased employee benefit expenses and expenses related to the implementation of our integrated enterprise wide software application.

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

Interest Income. Interest income increased to $685,000 in fiscal 2003 from $573,000 in fiscal 2002 primarily due to interest income related to the note receivable from an officer and, to a lesser extent, additional interest collected from Latin American financed sales.

Interest/Other Expense. In fiscal 2003 and 2002, we incurred interest and other expense of approximately $445,000 and $3.0 million, respectively. In fiscal 2003, these expenses were primarily due to the interest costs on the Wells Fargo Foothill, Inc. note payable. In fiscal 2002, these expenses included interest costs of approximately $700,000 per quarter on the $25 million note payable issued in connection with the Trex Medical acquisition, and to a lesser extent, interest costs on the Wells Fargo Foothill, Inc. note payable, foreign currency transaction losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions. In September 2002, we paid off the note payable to Trex Medical with the proceeds from the sale/leaseback transaction of two of our facilities. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision (Benefit) for Income Taxes. We have provided for certain minimum taxes where net operating losses cannot be used in the current fiscal year. In fiscal 2002 we had a benefit for income taxes of $429,000 as a result of a $4.5 million tax benefit recorded in the second quarter of fiscal 2002, partially offset by a $3.9 million tax provision recorded in the fourth quarter of fiscal 2002 to reduce our deferred tax asset to $3.6 million that we believe will be fully realizable in the next 12 to 24 months. During fiscal 2002, as a result of the Economic Stimulus Bill signed into law in March, we filed carryback claims of approximately $13.8 million. Of this amount, we have received $12.0 million in cash, and $1.8 million which we expect to receive in fiscal 2004 is included in other current assets in the accompanying balance sheet at September 27, 2003.

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

Product Sales. Product sales in our mammography business increased approximately 33% to $59.1 million in fiscal 2002 from $44.6 million in fiscal 2001. This increase was primarily due to an increase in the number of mammography systems sold in the United States partially offset by fewer mammography systems sold internationally.

Digital imaging product sales increased 112% to $20.5 million in fiscal 2002 compared to revenues of $9.6 million in fiscal 2001. This increase was primarily due to an increase in the number of digital systems sold and, to a lesser extent, an increase in the number of digital plates sold.

Mini C-arm product sales increased 16% to $14.8 million in fiscal 2002 from $12.8 million in fiscal 2001. This increase was primarily due to an increase in the number of Premier systems sold in the United States.

Osteoporosis Assessment product sales decreased 4% to $45.5 million in fiscal 2002 from $47.2 million in fiscal 2001. These revenues decreased primarily due to a decrease in the number of Sahara ultrasound systems sold in the United States.

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

Service and Other Revenue. Service and other revenue increased slightly to $45.5 million in fiscal 2002 compared to $45.1 million in fiscal 2001. The increase in service and other revenue in fiscal 2002 was primarily the result of increased installation and training revenues due to an increase in the number of systems sold that require these services and revenue from the licensing of certain digital imaging software and mammography patented technology in fiscal 2002. Partially offsetting these increases was the $2.1 million recognized in fiscal 2001 in connection with the settlement of the Fleet litigation and from a reduction in sales of mammography product options in fiscal 2002.

Costs of Product Sales. The cost of product sales decreased as a percentage of product sales to 58% in fiscal 2002 from 63% in fiscal 2001. Fiscal 2001 cost of product sales includes a $1.7 million reduction of expenses, approximately 2% of product sales, related to the final purchase price adjustment of the Trex Medical acquisition. Our costs of product sales decreased as a percentage of product sales primarily due to improved gross margins recognized on the mammography and digital imaging products as a result of a significant increase in revenues and cost savings initiatives enacted in the summer of 2001. The increased volume has improved the absorption of manufacturing overhead at both facilities. DRC continues to have significant fixed manufacturing costs and is operating significantly below manufacturing capacity. However, margins on these products were positive for the last three quarters of fiscal 2002 compared to negative margins for prior periods. Our gross margins also improved as a result of the decrease in sales of conventional general radiography products which have had significantly lower margins.

Costs of Service and Other Revenue. Cost of service and other revenue, as a percentage of service and other revenue, was 75% in fiscal 2002 and fiscal 2001. In fiscal 2002 improved margins resulting from our closure of the conventional general radiography facility were offset by a $500,000 reduction in expenses in 2001 related to the Fleet litigation settlement and additional personnel and other costs in 2002 in our field service area for our other business segments due to the increase in the number of systems in our installed base.

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

General and Administrative Expenses. General and administrative expenses decreased 9% to $18.9 million, 10% of total revenues, in fiscal 2002 from $20.9 million, 12% of total revenues, in fiscal 2001. The decrease was primarily due to our reduction in personnel and other cost-savings initiatives enacted during the summer of 2001 and, to a lesser extent, the elimination of the legal expenses as a result of the settlement of the Fleet litigation in August 2001. In addition, in connection with our early adoption of SFAS 142 (see Note 2 of our consolidated financial statements) we eliminated approximately $700,000 of goodwill amortization expense in fiscal 2002.

Restructuring and Relocation Charges. Restructuring costs in fiscal 2002 of approximately $2.1 million were primarily the result of our continuing efforts to streamline operations and eliminate unprofitable product lines. We incurred a restructuring charge of approximately $806,000 in the first quarter of fiscal 2002 primarily comprised of severance costs related to the termination of 85 employees at the Littleton facility. In addition, we incurred severance cost of approximately $561,000 and $208,000 in connection with the closure of our direct sales and service office in Paris, France and the continued reduction of Lorad’s workforce, respectively. The severance charges related to the workforce reductions of 5 persons in France and 20 persons at Lorad and were across all functional areas. In the second quarter of fiscal 2002, we incurred additional severance costs of approximately $495,000 primarily comprised of severance costs in connection with the reduction of our workforce in the United States and Europe by 13 persons across all functional areas.

Restructuring and relocation costs of approximately $1.5 million in fiscal 2001 were primarily the result of our ongoing efforts to streamline operations. Specifically in fiscal 2001, as a result of a reduction in our workforce, we incurred restructuring charges of approximately $1.0 million, primarily related to severance related expenses. Also in fiscal 2001, we moved our Fluoroscan operations from a facility in

Northbrook, Illinois to our corporate headquarters in Bedford, Massachusetts. We incurred approximately $500,000 of expenses in connection with this move.

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

Provision (Benefit) for Income Taxes. In fiscal 2002 we had a benefit for income taxes of $429,000 as a result of the Economic Stimulus Bill signed into law in that year. In fiscal 2001, we recorded a tax provision for minimum state taxes as we believed that it was prudent at the time not to benefit net operating losses that would only be realized by generating sufficient future taxable income.

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

Osteoporosis Assessment. Reported operating income for the osteoporosis assessment business segment was $10.2 million for fiscal 2003 compared to $6.5 million in fiscal 2002. The improvement in operating income for this business segment for fiscal 2003 was primarily due to an increase in service and other revenue gross profits as a result of higher service revenues together with lower costs and to a lesser extent, improved gross profits from an increase in product sales. These increased gross profits were partially offset by increased general and administrative costs.

Mammography. Reported operating income for the mammography segment was $4.3 million in fiscal 2003 and was $4.2 million in fiscal 2002. Improvements in operating income in the current year were primarily due to increased product revenues and improved product gross margin and, to a lesser extent, a decrease in restructuring costs incurred in fiscal 2002. These improvements were offset by additional personnel and other costs in the field service and sales areas to expand our United States service capabilities for our digital mammography products and to assume direct coverage of territories previously assigned to distributors and, to a lesser extent, increased marketing costs related to our major trade show.

Digital Imaging. The digital imaging business operating loss increased 42% to $14.6 million in fiscal 2003 from $10.3 million for fiscal 2002. This increase was primarily due to a reduction in both gross profit and gross margins related to an increase in manufacturing costs of the digital detectors due to vendor quality problems, increased personnel and other costs in cost of service and selling expenses to provide direct service and sales coverage for our digital radiography products, increased tradeshow expenses and an increase in general and administrative expenses. At the beginning of fiscal 2004 we started to move away from selling our own general digital X-ray systems in competition with our OEM partners in general digital radiography, and to focus on selling our DirectRay detectors to OEM’s for incorporation in their own line of digital radiography systems.

Mini C-arm Imaging. The mini C-arm business segment reported operating income of $2.2 million for fiscal 2003 compared to operating income of $3.5 million for fiscal 2002. This decrease was primarily attributable to higher field service personnel costs and, to a lesser extent, higher operating expenses partially offset by improved gross profits from reduced manufacturing costs.

General Radiography. As previously discussed, we have closed the manufacturing facility of the Hologic Systems Division and relocated certain of its product lines and sales and service support personnel to our corporate headquarters. Our revenue in this business segment in the current fiscal year is primarily from our ongoing service business. This business segment reported operating income of $884,000 for fiscal 2003 compared to an operating loss of $1.7 million for the same period last year. These improvements are primarily due to our phasing-out the unprofitable product sales and related operating expenses from this business during fiscal 2002.

Liquidity and Capital Resources

At September 27, 2003 we had approximately $103.9 million of working capital. At that date our cash and cash equivalents totaled $45.2 million. Our cash and cash equivalents balance decreased slightly during fiscal 2003 primarily due to the use of cash for purchases of property and equipment substantially offset by cash provided by operating and financing activities.

Our cash provided by operating activities was $4.7 million which included net income of $2.9 million for fiscal 2003 increased by non-cash charges for depreciation and amortization of an aggregate of $7.4 million. Cash used in operations due to changes in our current assets and liabilities included an increase in inventory of $5.1 million, an increase in accounts receivable of $4.1 million and a decrease in accrued expenses of $1.7 million. These uses of cash were partially offset by a decrease in prepaid expenses and other current assets of $5.3 million. The increase in inventory was primarily due to the build up of digital mammography systems. The increase in accounts receivable was primarily due to the increased European revenue in the last six months of fiscal 2003 compared to the same period of fiscal 2002. The European sales generally have longer payment terms than domestic sales. The decrease in accrued expenses was primarily due to the timing of payments. The decrease in prepaid expenses was primarily due to the receipt of income tax refunds.

In fiscal 2003, we used approximately $7.9 million of cash in investing activities. This use of cash was primarily attributable to purchases of property and equipment of $8.1 million, which consisted primarily of corporate wide computer information software and hardware systems and other equipment and building improvements.

In fiscal 2003, financing activities provided us with $2.3 million of cash. These cash flows included approximately $3.1 million from the exercise of stock options partially offset by $718,000 of repayments of our term loan with Wells Fargo Foothill, Inc.

As of September 27, 2003 we had short term borrowings, including the current portion of our long term obligations, of $480,000 and long term notes payable totaling $1.6 million. The short term borrowings represent the current portion of our long term notes payable. The long term notes payable consisted primarily of the $944,000 borrowed from Wells Fargo Foothill, Inc. as the long term portion of our term loan under our credit facility, and the $604,000 balance due on the note to Fleet in connection with the settlement of the Fleet litigation.

We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (2.13% at September 27, 2003) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At September 27, 2003, there were no outstanding borrowings under this line.

In September 2001 we obtained a secured loan from Wells Fargo Foothill, Inc. The loan agreement with Wells Fargo Foothill, Inc. provides for a term loan of approximately $2.4 million, which we borrowed at signing, and a revolving line of credit facility. The maximum amount we can borrow under the loan agreement and amendments is $20.0 million. The loan agreement and amendments contain financial and other covenants and the actual amount which we can borrow under the line of credit at any time is based upon a formula tied to the amount of our qualifying accounts receivable. In July 2003 we amended this loan agreement primarily to simplify financial covenants and to reduce the fees related to this facility. The term loan accrues interest at prime plus 1.0% for five years. The line of credit advances accrue interest at prime plus 0.25%. The line of credit expires in September 2005. We were in compliance with all covenants as of September 27, 2003.

In April 2002, we began an implementation project for an integrated enterprise wide software application. We began operational use of this software application at the Bedford, MA and Newark, DE facilities on November 24, 2002, at the Danbury, CT facility on February 24, 2003 and at the Brussels, Belgium location on October 2, 2003. Through September 27, 2003 we have made payments totaling $3.4 million for hardware, software and consulting services representing substantially all of our capital commitments related to this implementation project. Most of the cost has been capitalized and we began to amortize these costs over their expected useful lives in December 2002.

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

The following table summarizes our contractual obligations and commitments as of September 27, 2003:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	Thereafter
Long Term Debt	$2,030	$480	$1,550	$—	$—
Operating Leases	$62,934	$4,371	$8,160	$6,482	$43,921

Total Contractual Cash Obligations	$64,964	$4,851	$9,710	$6,482	$43,921

Except as set forth above, we do not have any other significant capital commitments. We are working on several projects, with an emphasis on direct radiography plates. We believe that we have sufficient funds in order to fund our expected operations over the next twelve months.

Recent Accounting Pronouncements

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25. SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. We adopted SFAS No. 148 in fiscal 2003.

In January 2003, the FASB issued Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, to expand upon and strengthen accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable-interest entity’s residual returns or both. FIN 46 also requires disclosure about the variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not believe that we are the primary beneficiary of any variable-interest entities. Accordingly, we believe the adoption of FIN 46 should not have a material impact on our overall financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations and cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial statements.

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

Our digital imaging business segment incurred net losses of $21.4 million in fiscal 2001, $10.2 million in fiscal 2002 and $14.7 million in fiscal 2003. At the beginning of fiscal 2004 we started to move away from selling our own general digital X-ray systems in competition with our OEM partners in general digital radiography, and to focus on selling our DirectRay detectors to OEM’s for incorporation in their own line of digital radiography systems. Notwithstanding this shift in focus, we cannot assure that the operating results of our digital imaging segment will improve.

The markets for our direct radiography products are in the early stage of development.

In 1998, our subsidiary, Direct Radiography Corp., was the first company to introduce direct-to-digital X-ray imaging products in the United States. The markets for these products are relatively new. There is a significant installed base of conventional X-ray imaging products in hospitals and radiological practices. The use of our direct-to-digital X-ray imaging products, including digital mammography products, in many cases would require these potential customers to either modify or replace their existing X-ray imaging equipment. Moreover, we believe that a major factor in the market’s acceptance of direct-to-digital X-ray technology is the trend toward transition by the healthcare industry from conventional film archiving systems to hospital Picture, Archive and Communication Systems, known as PACS, to store X-ray images electronically. Because the benefits of our direct-to-digital technology may not be fully realized by customers until they install a PACS platform, a large potential market for these products may not develop until PACS environments are more widely used. Because of the early stage of the markets for these products, it is likely that our evaluation of the potential markets for these products will materially vary with time. We cannot assure that the markets for our direct radiography products will continue to develop.

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

•	unanticipated delays;

•	access to capital;

•	budget overruns;

•	technical problems; and

•	other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products, including, for example, changes requested by the FDA in connection with pre-market approval applications for our products or 510(k) notification.

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

We rely on one or only a limited number of suppliers for some key components or subassemblies for our products. In particular we have only one source of supply for each of the panel and the coating of that panel for our direct radiography products. We are seeking to qualify a second supplier for the panel coating to increase our manufacturing capacity and flexibility, but cannot assure that we will be successful. In addition, we have only limited sources of supply for some key components used in our mini C-arm systems. Obtaining alternative sources of supply of these components could involve significant delays and other costs, and may not be available to us on reasonable terms, if at all. The failure of a component supplier or contract assembler to provide acceptable quality and timely components or assembly service at an acceptable price, or an interruption of supplies from such a supplier could harm our business and prospects. Any disruption of supplies of key components could delay or reduce shipments, which could result in lost or deferred sales.

We have recently expanded our direct sales and service efforts of our products into territories that were previously covered by independent distributors, are considering further expanding our direct sales and service coverage in the United States, and cannot assure that we can effect any such transition effectively. Sales of our products may fluctuate if our sales force is unable to successfully market and sell a broader product offering.

We have sold and serviced a majority of our mammography systems in the United States primarily through a network of independent distributors and to a lesser extent, through our direct sales force. During fiscal 2003, we expanded our direct sales and service efforts for mammography into territories that were previously covered by independent distributors, and are considering further expanding our direct sales and service coverage in the United States. We have also expanded the product offerings sold by our direct sales force to include our entire product line. The transition to a direct sales and service force with a more diversified product offering could adversely affect our relationships with our end-user customers and sales of our products, if we are unable to manage the transition effectively or our direct sales force is otherwise unable to successfully market and sell a broader product offering.

Our reliance on a customer for a significant portion of our revenues could harm our business and prospects.

Our largest independent distributor, PSS World Medical, owed us a total of approximately $3.2 million as of September 27, 2003 and accounted for approximately 12% of our product sales for fiscal 2003. We do not have a long-term agreement with PSS World Medical obligating them to purchase products from us, or restricting them from purchasing products from our competitors. A reduction or delay in orders from PSS World Medical, or a delay or default in the payment of their accounts receivable, including in connection with the expansion of our direct sales and service force, could harm our business and prospects.

If we are unable to satisfy our financial covenants under our loan agreement and our long-term leases for our headquarters and Lorad facilities, our loan availability may be limited or the rent due under those leases may be accelerated and we could be required to pay liquidated damages.

Our loan agreement with Wells Fargo Foothill, Inc. (formerly Foothill Capital Corporation) and our long-term leases contain financial and other covenants. If we do not comply with our covenants under our loan agreement, our availability under our loan agreement could be reduced or our lender could declare a default. If we do not comply with our covenants under our long-term leases, the remaining rent payable under those leases could be accelerated and we could be required to pay liquidated damages. Our failure to meet any of our covenants under our loan agreement or long-term leases could significantly harm our liquidity and financial position.

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

The primary competitor for our osteoporosis assessment products is General Electric Medical Systems (GE). Our direct-to-digital imaging products compete with traditional X-ray systems as well as indirect conversion systems, such as computed radiography systems, which are less expensive than our products, and other direct-to-digital systems. The larger competitors in these markets include GE, Siemens, Kodak, Canon, Philips, SwissRay, Fischer Imaging and Varian. At the beginning of fiscal 2004, we started to move away from selling our own general digital X-ray systems in competition with our OEM partners in general digital radiography and focus more on expanding our OEM sales for our DirectRay panel.

Our mammography systems compete with products offered by GE, Siemens, PlanMed, Instrumentarium, Fischer Imaging and Agfa. Our minimally invasive breast biopsy systems compete with products offered by Fischer Imaging and with conventional surgical biopsy procedures. Our mini C-arm products compete directly with mini C-arms manufactured and sold by a limited number of companies including GE. We also compete indirectly with manufacturers of conventional C-arm image intensifiers including Philips, Siemens and GE.

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

We have entered into strategic alliances with Agfa, Siemens and R2 Technologies. We are also exploring other potential alliances, joint ventures or other business relationships. Agfa and Siemens compete with us in some of our business segments, and are competitors or potential competitors to some of our customers or potential customers. Our alliance with Agfa, Siemens or any other person could enhance their business to our detriment or make it more difficult for us to enter into advantageous business transactions or relationships with others. Moreover, we may not be able to:

•	identify appropriate candidates for alliances or joint ventures;

•	assure that any alliance or joint venture candidate will provide us with the support anticipated;

•	successfully negotiate an alliance or joint venture on terms that are advantageous to us; or

•	successfully manage any alliance or joint venture.

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

In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including efforts at national healthcare reform, trends toward managed care, cuts in Medicare, consolidation of healthcare distribution companies and collective purchasing arrangements by office-based healthcare practitioners. Healthcare reform proposals and medical cost containment measures in the United States and in many foreign countries could:

•	limit the use of our products;

•	reduce reimbursement available for such use; or

•	adversely affect the use of new therapies for which our products may be targeted.

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

Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government healthcare programs and private health insurers. The costs of our products are substantial, and market acceptance of our products depends upon our customers’ ability to obtain appropriate levels of reimbursement from third-party payors for use of our products. In the United States, the Centers for Medicare & Medicaid Services, known as CMS, establishes guidelines for the reimbursement of healthcare providers treating Medicare and Medicaid patients. Under current CMS guidelines, varying reimbursement levels have been established for bone density assessment, mammography and other imaging and diagnostic procedures performed by our products. The actual reimbursement amounts are determined by individual state Medicare carriers and, for non-Medicare and Medicaid patients, private insurance carriers. There are often delays between the reimbursement approvals by CMS and by a state Medicare carrier and private insurance carriers. Moreover, states as well as private insurance carriers may choose not to follow the CMS reimbursement guidelines. The use of our products outside the United States is similarly affected by reimbursement policies adopted by foreign regulatory and insurance carriers. A reduction or other adverse change in reimbursement policies for the use of our products could harm our business and prospects.

The future growth of our bone densitometry business depends in large part on the continued development and more widespread acceptance of complementary therapies as well as our ability to expand into the primary care market.

Our bone densitometers and related products are used to assist physicians in diagnosing patients at risk for osteoporosis and other bone disorders, and to monitor the effectiveness of therapies to treat these disorders. As a result, the future growth of the market for these products and of this business will in large part be dependent upon the development and more widespread acceptance of drug therapies to prevent and to treat osteoporosis, and in addition, our ability to expand into the primary care market. Over the last several years, the FDA has approved a number of drug therapies to treat osteoporosis. We also understand that a number of other drug therapies are under development. While sales of our bone densitometry products have benefited from the increased availability and use of these therapies, most patients who are at risk for osteoporosis continue to go untreated. We cannot assure that any therapies under development or in clinical trials will prove to be effective, obtain regulatory approval, or that any approved therapy will gain wide acceptance. Even if these therapies gain widespread acceptance, we cannot assure that this acceptance will increase the sales of our products.

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

Our results of operations have been and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including:

•	the overall state of healthcare and cost containment efforts;

•	the development status and demand for drug therapies to treat osteoporosis;

•	the development status and demand for our direct-to-digital imaging products;

•	economic conditions in our markets;

•	foreign exchange rates;

•	the timing of orders;

•	the timing of expenditures in anticipation of future sales;

•	the mix of products sold by us;

•	the introduction of new products and product enhancements by us or our competitors; and

•	pricing and other competitive conditions.

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

Foreign sales accounted for approximately 32% of our product sales in fiscal 2003, 20% of product sales in fiscal 2002 and 28% of our product sales in fiscal 2001. We maintain a sales and service office in Belgium and a support office in France. The expenses and sales of these offices are denominated in local currencies. We anticipate that foreign sales and sales denominated in foreign currencies will continue to account for a significant portion of our total sales. Fluctuations in the value of local currencies have caused, and are likely to continue to cause, amounts translated into U.S. dollars to fluctuate in comparison with previous periods. We have hedged our foreign currency exposure by borrowing funds in local European currencies to pay the expenses of our foreign offices. There is a risk that these hedging activities will not be successful in mitigating our foreign exchange risk exposure.

We conduct our business worldwide, which exposes us to a number of difficulties in coordinating our international activities and dealing with multiple regulatory environments.

We sell our products to customers throughout the world. Our worldwide business may be harmed by:

•	difficulties in staffing and managing operations in multiple locations;

•	greater difficulties in trade accounts receivable collection;

•	possible adverse tax consequences;

•	governmental currency controls;

•	changes in various regulatory requirements;

•	political and economic changes and disruptions;

•	export/import controls; and

•	tariff regulations.

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

Our business involves the risk of product liability and other claims inherent to the medical device business. We maintain product liability insurance subject to deductibles and exclusions. There is a risk that our insurance will not be sufficient to protect us from product and other liability claims, or that product liability insurance will not be available to us at a reasonable cost, if at all. An under-insured or uninsured claim could harm our operating results or financial condition.

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

The market price of our common stock has been, and may continue to be, highly volatile. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

•	announcements and rumors of developments related to our business, or the industry in which we compete;

•	quarterly fluctuations in our actual or anticipated operating results and order levels;

•	general conditions in the worldwide economy;

•	announcements of technological innovations;

•	new products or product enhancements by us or our competitors;

•	developments in patents or other intellectual property rights and litigation; and

•	developments in our relationships with our customers and suppliers.

In addition, in recent years the stock market in general and the markets for shares of small capitalization and “high-tech” companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of our common stock, and the market price of our common stock may decline.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a loan and security agreement with Wells Fargo Foothill, Inc. (the Foothill Agreement) and a European line of credit. The Foothill Agreement term loan accrues interest at the prime rate plus 1.0% and the European Line of Credit accrues interest at the Europe Interbank Offered Rate plus 1.50%. At September 27, 2003, we had $0.9 million outstanding under the Foothill Agreement and there were no amounts outstanding under the line of credit.

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

The consolidated Financial Statements and Supplementary Data of Hologic are listed under Part IV, Item 15, in this report.

Arthur Andersen LLP served as the independent auditors for us until June 23, 2002. After reasonable efforts, we were unable to obtain from Arthur Andersen LLP the consent required for the incorporation by reference of their report on our consolidated balance sheets as of September 29, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended September 29, 2001, into registration statements we filed with the Securities and Exchange Commission that are currently effective under the Securities Act of 1933. Accordingly, pursuant to and in reliance upon Rule 437a of the Securities Act of 1933, we are permitted to dispense with the requirement to file their consent. Because Arthur Andersen LLP have not consented to the incorporation by reference of their report, investors may not be able to recover damages against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are included in this report or any omissions to state a material fact required to be stated therein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

A change in independent accountants from Arthur Andersen LLP to Ernst & Young LLP was reported in our current report on Form 8-K dated June 24, 2002.

Item 9A.	Controls and Procedures.

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

As of September 27, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference to the sections entitled “Election of Directors” and “Executive Officers” in our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” in our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as our fiscal year ended September 27, 2003 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (a)	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights (b)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	2,111,138	$9.25	826,200
Equity compensation plans not approved by security holders(2)	1,116,615	$8.12	535,257
Total	3,227,753	$8.86	1,361,457

(1)	Includes the following plans: 1986 Combination Stock Option Plan; Amended and Restated 1990 Non-employee Director Stock Option Plan; 1995 Combination Stock Option Plan; Amended and Restated 1999 Equity Incentive Plan; and 2000 Employee Stock Purchase Plan. Also includes the following plans which we assumed in connection with our acquisition of Fluoroscan Imaging Systems in 1996: FluoroScan Imaging Systems, Inc. 1994 Amended and Restated Stock Incentive Plan and FluoroScan Imaging Systems, Inc. 1995 Stock Incentive Plan. For a description of these plans, please refer to Footnote 6 contained in our consolidated financial statements.

(2)	Includes the following plans: 1997 Employee Equity Incentive Plan and 2000 Acquisition Equity Incentive Plan. A description of each of these plans is as follows:

1997 Employee Equity Incentive Plan. The purposes of the 1997 Employee Equity Incentive Plan (the “1997 Plan”), adopted by the Board of Directors in May 1997, are to attract and retain key employees, consultants and advisors, to provide an incentive for them to assist us in achieving long-range performance goals, and to enable such person to participate in our long-term growth. In general, under the 1997 Plan, all employees, consultants, and advisors who are not executive officers or directors are eligible to participate in the 1997 Plan. The 1997 Plan is administered by a committee consisting of at least three members of the Board appointed by the Board of Directors. Participants in the 1997 Plan are eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 1,100,000 shares of our common stock were reserved for issuance under the 1997 Plan. Of the shares reserved for issuance under the 1997 Plan, options to purchase 753,971 shares have been granted and are outstanding and 72,061 shares remain available for grant.

2000 Acquisition Incentive Plan. The purpose of the 2000 Acquisition Equity Incentive Plan (the “2000 Plan”), adopted by the Board of Directors in April 2001, is to attract and retain (a) employees, consultants and advisors, of newly acquired businesses who have been or are being hired as employees, consultants or advisors of our company or any of our consolidated subsidiaries, and (b) employees, consultants and advisors, of our company who have or are anticipated to provide significant assistance in connection with the acquisition of a newly acquired business or its integration with our company, and to provide such persons an incentive for them to achieve long-range performance goals, and to enable them to participate in our long-term growth. In general, under the 2000 Plan, only employees, consultants and advisors who are not officers or directors of our company are eligible to participate in the 2000 Plan. The 2000 Plan is administered by the Board or, at its option, a committee consisting of at least three members of the Board appointed by the Board of Directors. Participants in the 2000 Plan are eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 1,000,000 shares of our common stock were reserved for issuance under the 2000 Plan. Of the shares reserved for issuance under the 2000 Plan, options to purchase 362,644 shares have been granted and are outstanding and 463,196 shares remain available for grant.

The additional information required by this item is incorporated by reference to the section entitled “Share Ownership of Directors, Officers and Certain Beneficial Owners” in our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the sections entitled “Certain Related Transactions” in our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

(1)	Financial Statements
Reports of Independent Public Accountants

Consolidated Balance Sheets as of September 27, 2003 and September 28, 2002

Consolidated Statements of Operations for the years ended September 27, 2003, September 28, 2002 and September 29, 2001

Consolidated Statements of Stockholders’ Equity for the years ended September 27, 2003, September 28, 2002 and September 29, 2001

Consolidated Statements of Cash Flows for the years ended September 27, 2003, September 28, 2002 and September 29, 2001

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(3)	Listing of Exhibits

Exhibit Number		Reference
2.01	Asset Purchase and Sale Agreement Among Trex Medical Systems Corporation, Trex Medical Corporation, ThermoTrex Corporation and Thermo Electron Corporation and Hologic, Inc. dated August 13, 2000	L-2
3.01	Certificate of Incorporation of Hologic	A-3.01
3.02	Amendment to Certificate of Incorporation of Hologic	F-3.03
3.03	By-laws of Hologic	A-3.02
4.01	Specimen Certificate for Shares of Hologic’s Common Stock	B-1
4.02	Description of Capital Stock (Contained in the Certificate of Incorporation of Hologic, as Amended, Filed as Exhibits 3.01 and 3.02).	A-3.01; F-3.03
4.03	Rights Agreement dated December 22, 1992	C-1
4.04	Form of Rights Certificate	C-2
4.05	Amendment No. 1 to Rights Agreement, dated as of December 13, 1995	G-4.01
4.06	Amendment No. 2 to Rights Agreement, dated as of December 9, 1996	G-4.02
4.07	Amendment No. 3 to Rights Agreement, dated as of April 25, 1999	J-4.03
4.08	Rights Agreement dated September 17, 2002	Q-4
4.09	Form of Rights Certificate	Q-4
10.01	1986 Combination Stock Option Plan, as Amended	E-10.07*
10.02	Amended and Restated 1990 Non-Employee Director Stock Option Plan	F-10.26*
10.03	1995 Combination Stock Option Plan	F-10.25*
10.04	Amended and Restated 1999 Equity Incentive Plan	I-10*
10.05	1997 Employee Equity Incentive Plan	H-99
10.06	2000 Acquisition Equity Incentive Plan	P-10.05
10.07	2000 Employee Stock Purchase Plan	O-99.3*
10.08	Form of Indemnification Agreement for Directors and Certain Officers of Hologic	A-10.12*
10.09	Employment Agreement with an Officer of Hologic	D-10.22*

10.10	Severance Agreement with an Officer of Hologic	K-10.08*
10.11	Severance Agreement with an Officer of Hologic	K-10.09*
10.12	Severance Agreement with an Officer of Hologic	K-10.23*
10.13	Severance Agreement with an Officer of Hologic	P-10.11*
10.14	Employment Letter to an Officer of Hologic	P-10.12*
10.15	Promissory Note to an Officer of Hologic	P-10.13*
10.16	Form of Officer Separation Agreement including List of Officers to Whom Provided	P-10.14*
10.17	Supply Agreement	N-10.27
10.18	Facility Lease (Danbury)	M-10.14
10.19	Loan and Security Agreement	P-10.25
10.20	Parent Pledge Agreement	P-10.26
10.21	Guaranty and Security Agreement	P-10.27
10.22	Mortgage and Security Agreement	P-10.28
10.23	First Amendment to the Loan and Security Agreement	P-10.29
10.24	Bill of Sale (Danbury and Bedford)	T-10.24
10.25	Deed (Danbury)	T-10.25
10.26	Deed (Bedford)	T-10.26
10.27	Lease Agreement (Danbury and Bedford)	T-10.27
10.28	Settlement and Waiver Agreement with an Officer of Hologic	T-10.28
10.29	Executive Employment Letter	S-10.29*
10.30	Second Amendment to the Loan and Security Agreement	filed herewith
10.31	Third Amendment to the Loan and Security Agreement	filed herewith
16.01	Letter Regarding Change in Certifying Public Accountant	R-16*
21.01	Significant Subsidiaries of Hologic	T-21.01
23.01	Consent of Ernst & Young LLP	filed herewith
31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith
31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith
32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith
32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

*	Management compensation plan or arrangement

A	We previously filed this exhibit on January 24, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-1 (Registration No. 33-33128), and the previously filed exhibit is incorporated herein by reference.

B	We previously filed this exhibit on January 31, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A, and the previously filed exhibit is incorporated herein by reference.

C	We previously filed this exhibit on January 29, 1993 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A, and the previously filed exhibit is incorporated herein by reference.

D	We previously filed this exhibit on December 22, 1993 with the referenced exhibit number as an exhibit to our 1993 Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 25, 1993, and the previously filed exhibit is incorporated herein by reference.

E	We previously filed this exhibit on December 22, 1994 with the referenced exhibit number as an exhibit to our 1994 Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 24, 1994, and the previously filed exhibit is incorporated herein by reference.

F	We previously filed this exhibit on May 14, 1996, with the referenced exhibit number as an exhibit to our 1996 Second Quarter Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 30, 1996, and the previously filed exhibit is incorporated herein by reference.

G	We previously filed this exhibit on January 17, 1997 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A/A (SEC File No. 000-18281), and the previously filed exhibit is incorporated herein by reference.

H	We previously filed this exhibit on August 20, 1997 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-8 (SEC File No. 333-34003), and the previously filed exhibit is incorporated herein by reference.

I	We previously filed this exhibit on May 11, 1999 with the referenced exhibit number as an exhibit to our 1999 Second Quarter Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 27, 1999, and the previously filed exhibit is incorporated herein by reference.

J	We previously filed this exhibit on May 20, 1999 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A/A (SEC File No. 000-18281), and the previously filed exhibit is incorporated herein by reference.

K	We previously filed this exhibit on December 23, 1999 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 25, 1999, and the previously filed exhibit is incorporated by reference.

L	We previously filed this exhibit on October 2, 2000 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of September 15, 2000, and the previously filed exhibit is incorporated herein by reference.

M	Trex Medical Corporation previously filed this exhibit with the referenced exhibit number as an Exhibit to its Registration Statement on Form S-1 (Reg. No. 333-2926), and the previously filed exhibit is incorporated by reference.

N	We previously filed this exhibit on December 22, 2000 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 30, 2000, and the previously filed exhibit is incorporated by reference.

O	We previously filed this exhibit on May 2, 2001 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-8 (SEC File No. 333-60046), and the previously filed exhibit is incorporated herein by reference.

P	We previously filed this exhibit on December 12, 2001 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 29, 2001, and the previously filed exhibit is incorporated by reference.

Q	We previously filed this exhibit on September 17, 2002 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A (SEC File No. 000-18281), and the previously filed exhibit is incorporated herein by reference.

R	We previously filed this exhibit on June 27, 2002 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of June 27, 2002, and the previously filed exhibit is incorporated herein by reference.

S	We previously filed this exhibit on May 13, 2003 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10Q (SEC File No. 000-18281) for the quarter ended March 29, 2003, and the previously filed exhibit is incorporated herein by reference.

T	We previously filed this exhibit on December 24, 2002 with the referenced exhibit number as an exhibit to our annual report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 28, 2002, and the previously filed exhibit is incorporated herein by reference.

(b) Reports on Form 8-K.

The following Current Report on Form 8-K was filed by the registrant during the last quarter of the period covered by this report:

Current Report on Form 8-K filed on August 6, 2003 regarding the release of a press release announcing the Company’s financial results for the third quarter ended June 28, 2003.

(d) Financial Statement Schedules.

The financial statement schedules required are included as part of Item (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLOGIC, INC.

By:	/s/ JOHN W. CUMMING

JOHN W. CUMMING Chairman of the Board and Chief Executive Officer

Dated: December 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. CUMMING JOHN W. CUMMING	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 23, 2003

/s/ GLENN P. MUIR GLENN P. MUIR	Director, Executive Vice President Finance and Administration and Treasurer (Principal Financial Officer)	December 23, 2003

/s/ JAY A. STEIN JAY A. STEIN	Chairman Emeritus and Chief Technical Officer	December 23, 2003

/s/ ROBERT H. LAVALLEE ROBERT H. LAVALLEE	Vice President, Corporate Controller (Principal Accounting Officer)	December 23, 2003

/s/ IRWIN JACOBS IRWIN JACOBS	Director	December 23, 2003

/s/ DAVID R. LAVANCE, JR. DAVID R. LAVANCE, JR.	Director	December 23, 2003

/s/ NANCY L. LEAMING NANCY L. LEAMING	Director	December 23, 2003

/s/ WILLIAM A. PECK WILLIAM A. PECK	Director	December 23, 2003

/s/ GERALD SEGEL GERALD SEGEL	Director	December 23, 2003

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hologic, Inc.

Years ended September 27, 2003, September 28, 2002

and September 29, 2001

Hologic, Inc.

Audited Consolidated Financial Statements

Years ended September 27, 2003, September 28, 2002 and September 29, 2001

Report of Independent Auditors

To Hologic, Inc.:

We have audited the accompanying consolidated balance sheets of Hologic, Inc. (a Delaware corporation) and subsidiaries as of September 27, 2003 and September 28, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. The financial statements of Hologic, Inc. as of September 29, 2001 and for the year then ended were audited by other auditors who have ceased operations and whose report dated December 8, 2001, expressed an unqualified opinion on those statements, before the restatement adjustments described in Note 2. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hologic, Inc. and subsidiaries as of September 27, 2003 and September 28, 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As described in Note 2 to the consolidated financial statements, in the fourth quarter of 2003 the Company adopted Emerging Issues Task Force Issue (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, through a cumulative-effect adjustment in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes.

As discussed above, the financial statements of Hologic, Inc. as of September 29, 2001, and for year then ended were audited by other auditors who have ceased operations. As described in Note 2, in 2002 the Company changed the composition of its reportable segments, adopted EITF No. 00-10, Accounting for Shipping and Handling Costs, early-adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, separately reported service and other revenues and cost of revenues from product sales and cost of sales and reclassified certain selling and marketing expenses to cost of service revenues. The 2001 financial statements have been revised to conform to the 2002 composition of reportable segments and to reflect the 2002 presentation of revenues and cost of revenues. These financial statements have also been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of September 30, 2001.

We audited the adjustments that were applied to revise the disclosures for reportable segments, shipping and handling costs, service and other revenues and cost of service and other revenues reflected in the 2001 and 2000 financial statements. With respect to reportable segments, our procedures included (a) agreeing the adjusted amounts of segment revenues, operating income, assets, depreciation and amortization and capital expenditures to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. Our audit procedures with respect to the goodwill disclosures in Note 2 relating to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense recognized in 2001 related to goodwill, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, such adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/    Ernst & Young LLP

Boston, Massachusetts

November 7, 2003

THIS REPORT IS A CONFORMED COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY THAT FIRM.

Report of Independent Public Accountants

To Hologic, Inc.:

We have audited the consolidated balance sheets of Hologic, Inc. (a Delaware corporation) and subsidiaries as of September 29, 2001, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year ended September 29, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hologic, Inc. and subsidiaries as of September 29, 2001, and the results of their operations and their cash flows for the year ended September 29, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Boston, Massachusetts

December 8, 2001

ARTHUR ANDERSEN LLP WERE THE INDEPENDENT AUDITORS FOR HOLOGIC, INC. UNTIL JUNE 23, 2002. AFTER REASONABLE EFFORTS, HOLOGIC WAS UNABLE TO OBTAIN FROM ARTHUR ANDERSEN LLP THE CONSENT REQUIRED FOR THE INCORPORATION BY REFERENCE OF THEIR REPORT ON HOLOGIC’S CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 29, 2001, AND THE RELATED CONSOLIDATED STATEMENT OF OPERATIONS, STOCKHOLDERS’ EQUITY AND CASH FLOWS FOR THE YEAR ENDED SEPTEMBER 29, 2001, INTO REGISTRATION STATEMENTS FILED BY HOLOGIC, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ARE CURRENTLY EFFECTIVE UNDER THE SECURITIES ACT OF 1933. ACCORDINGLY, PURSUANT TO AND IN RELIANCE UPON RULE 437A OF THE SECURITIES ACT OF 1933, HOLOGIC IS PERMITTED TO DISPENSE WITH THE REQUIREMENT TO FILE THEIR CONSENT. BECAUSE ARTHUR ANDERSEN LLP HAVE NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF THEIR REPORT, INVESTORS MAY NOT BE ABLE TO RECOVER DAMAGES AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933 FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP THAT ARE INCLUDED IN THIS REPORT OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

Hologic, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 27, 2003	September 28, 2002
Assets
Current assets:
Cash and cash equivalents	$45,177	$45,836
Accounts receivable, less reserves of $3,477 and $4,693, respectively	43,831	39,440
Inventories	43,426	37,855
Prepaid expenses and other current assets	9,554	14,811

Total current assets	141,988	137,942

Property and equipment, at cost:
Land	1,500	1,500
Buildings and improvements	13,607	13,387
Equipment	33,505	27,112
Furniture and fixtures	3,660	3,607
Leasehold improvements	2,637	1,684

	54,909	47,290
Less—accumulated depreciation and amortization	22,803	17,910

	32,106	29,380

Intangible assets:
Patented technology, net of accumulated amortization of $5,732 and $4,705, respectively	1,702	2,529
Developed technology and know-how, net of accumulated amortization of $3,405 and $1,903, respectively	6,338	7,248
Goodwill, net of accumulated amortization of $592	5,810	5,989

	13,850	15,766

Other assets, net	659	1,059

Total assets	$188,603	$184,147

Liabilities
Current liabilities:
Current portion of note payable	$480	$480
Accounts payable	10,819	10,929
Accrued expenses	17,387	18,807
Deferred revenue	9,440	9,254

Total current liabilities	38,126	39,470

Notes payable, net of current portion	1,550	2,268

Commitments and contingencies (Notes 9 and 13)
Stockholders’ equity:
Preferred stock, $0.01 par value–1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value–30,000 shares authorized; 19,966 and 19,461 shares issued, respectively	200	195
Capital in excess of par value	144,455	141,405
Retained earnings	6,032	3,150
Accumulated other comprehensive loss	(1,296)	(1,877)
Treasury stock, at cost—45 shares	(464)	(464)

Total stockholders’ equity	148,927	142,409

Total liabilities and stockholders’ equity	$188,603	$184,147

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended
	September 27, 2003	September 28, 2002	September 29, 2001
Revenues:
Product sales	$156,734	$144,684	$135,067
Service and other revenue	47,301	45,508	45,129

	204,035	190,192	180,196

Costs and expenses:
Cost of product sales	86,506	84,230	85,712
Cost of service and other revenue	43,949	34,146	33,734
Research and development	18,381	20,362	23,328
Selling and marketing	29,978	28,319	33,858
General and administrative	22,196	18,908	20,852
Restructuring and relocation	—	2,070	1,518

	201,010	188,035	199,002

Income (loss) from operations	3,025	2,157	(18,806)
Interest income	685	573	1,027
Interest/other expense	(445)	(2,980)	(2,902)

Income (loss) before provision (benefit) for income taxes	3,265	(250)	(20,681)
Provision (benefit) for income taxes	176	(429)	169

Income (loss) before cumulative effect of change in accounting principle	3,089	179	(20,850)
Cumulative effect of change in accounting principle	(207)	—	—

Net income (loss)	$2,882	$179	$(20,850)

Hologic, Inc.

Consolidated Statements of Operations (continued)

(In thousands, except per share data)

	Years ended
	September 27, 2003	September 28, 2002	September 29, 2001
Basic income (loss) per common and common equivalent share:
Income (loss) before cumulative effect of change in accounting principle	$0.16	$0.01	$(1.35)
Cumulative effect of change in accounting principle	(0.01)	—	—

Net income (loss)	$0.15	$0.01	$(1.35)

Diluted income (loss) per common and common equivalent share:
Income (loss) before cumulative effect of change in accounting principle	$0.15	$0.01	$(1.35)
Cumulative effect of change in accounting principle	(0.01)	—	—

Net income (loss)	$0.14	$0.01	$(1.35)

Weighted average number of common shares outstanding:
Basic	19,629	18,419	15,475

Diluted	20,130	19,192	15,475

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	$0.01 Par Value			Number of Shares	Amount
Balance at September 30, 2000	15,417	$154	$110,233	$23,821	45	$(464)	$(2,172)	$131,572	$—
Exercise of stock options	128	1	469	—	—	—	—	470	—
Stock issued for employee compensation	25	1	165	—	—	—	—	166	—
Issuance of common stock under employee stock purchase plan	100	1	433	—	—	—	—	434	—
Net loss	—	—	—	(20,850)	—	—	—	(20,850)	(20,850)
Translation adjustments	—	—	—	—	—	—	15	15	15

Comprehensive loss									$(20,835)

Balance at September 29, 2001	15,670	157	111,300	2,971	45	(464)	(2,157)	111,807	—
Sale of common stock, net of issuance costs of $2,220	3,000	30	24,750	—	—	—	—	24,780	—
Exercise of stock options	595	6	4,203	—	—	—	—	4,209	—
Stock issued for employee compensation	140	1	801	—	—	—	—	802	—
Issuance of common stock under employee stock purchase plan	56	1	351	—	—	—	—	352	—
Net income	—	—	—	179	—	—	—	179	179
Translation adjustments	—	—	—	—	—	—	280	280	280

Comprehensive income									$459

Balance at September 28, 2002	19,461	195	141,405	3,150	45	(464)	(1,877)	142,409

Hologic, Inc.

Consolidated Statements of Stockholders’ Equity (continued)

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	$0.01 Par Value			Number of Shares	Amount
Balance at September 28, 2002	19,461	$195	$141,405	$3,150	45	$(464)	$(1,877)	$142,409	$—
Exercise of stock options	470	5	2,659	—	—	—	—	2,664	—
Issuance of common stock under employee stock purchase plan	37	—	391	—	—	—	—	391	—
Expiration of restricted stock awards	(2)	—	—	—	—	—	—	—	—
Net income	—	—	—	2,882	—	—	—	2,882	2,882
Translation adjustments	—	—	—	—	—	—	581	581	581

Comprehensive income									$3,463

Balance at September 27, 2003	19,966	$200	$144,455	$6,032	45	$(464)	$(1,296)	$148,927

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended
	September 27, 2003	September 28, 2002	September 29, 2001
Operating activities
Net income (loss)	$2,882	$179	$(20,850)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,491	5,395	6,189
Amortization	1,914	2,081	2,546
Noncash interest expense	186	187	—
Reversal of previously recorded Trex reserves	—	—	(2,004)
Deferred income taxes	—	3,896	293
Loss on sale/leaseback	—	93	—
Compensation expense related to issuance of common stock and stock options	—	—	968
Changes in assets and liabilities:
Accounts receivable	(4,096)	3,168	8,114
Inventories	(5,074)	1,641	2,310
Prepaid expenses and other current assets	5,303	1,998	(2,098)
Accounts payable	(167)	(7,290)	4,698
Accrued expenses	(1,673)	(4,823)	(7,428)
Deferred revenue	(35)	436	(2,989)

Net cash provided by (used in) operating activities	4,731	6,961	(10,251)

Investing activities
Proceeds from settlement of Trex purchase price	—	—	932
Proceeds from sale/leaseback, net of costs	—	31,372	—
Purchase of property and equipment	(8,146)	(6,138)	(4,330)
Decrease (increase) in other assets	224	(122)	(1,259)

Net cash (used in) provided by investing activities	(7,922)	25,112	(4,657)

Financing activities
(Repayments) borrowings under lines of credit	—	(2,150)	1,610
Issuance of note payable	—	24	2,360
Repayments of note payable	(718)	(26,177)	(9)
Net proceeds from sale of common stock	3,055	29,341	904

Net cash provided by financing activities	2,337	1,038	4,865

Effect of exchange rate changes on cash	195	(29)	19

Hologic, Inc.

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Years ended
	September 27, 2003	September 28, 2002	September 29, 2001
Net (decrease) increase in cash and cash equivalents	$(659)	$33,082	$(10,024)
Cash and cash equivalents, beginning of period	45,836	12,754	22,778

Cash and cash equivalents, end of period	$45,177	$45,836	$12,754

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$178	$236	$166

Cash paid during the period for interest	$172	$3,072	$2,933

Supplemental Disclosure of Noncash Financing Activities:
Stock issued for employee compensation	$—	$802	$—

Issuance of Note Payable to Fleet Business Credit Corp. for litigation settlement	$—	$—	$1,550

See accompanying notes.

Hologic, Inc.

Notes to Consolidated Financial Statements

September 27, 2003

(In thousands, except per share data)

1. Operations

Hologic, Inc. (the Company or Hologic) is engaged in the development, manufacture and distribution of diagnostic and medical imaging systems primarily serving the healthcare needs of women. The Company’s core women’s healthcare business units are focused on osteoporosis assessment, mammography and breast biopsy and on developing a direct-to-digital X-ray mammography system.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements.

The Company believes that a critical accounting policy is one that is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as the result of the need to make estimates about the effect of matters that are inherently uncertain.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in September. Fiscal 2003, 2002 and 2001 ended on September 27, 2003, September 28, 2002 and September 29, 2001, respectively.

Management’s Estimates and Uncertainties

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

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

Cash and Cash Equivalents

The Company considers its highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at September 27, 2003 and September 28, 2002 are approximately $263 and $259, respectively, of securities purchased under agreements to resell. The securities purchased under agreements to resell are collateralized by U.S. government securities. At September 27, 2003 and September 28, 2002 the Company’s other cash equivalents consisted of money market accounts.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, trade accounts receivable and long-term receivables. The Company’s credit risk is managed by investing its cash and cash equivalents in high-quality money market instruments and securities of the U.S. government and its agencies. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the X-ray and medical devices industry. The Company does not require collateral. Due to these factors, no significant additional credit risk, beyond amounts provided for, is believed by management to be inherent in the Company’s accounts receivable.

The Company historically utilized a distributor in the United States for certain product lines. In the first quarter of fiscal 2003, this distributor sold one of its wholly owned subsidiaries to another company creating a new distributor for the Company’s mammography systems. On January 1, 2003, the Company terminated its relationship with this new distributor and commenced a direct sales effort in the U.S. for the product lines carried by this distributor. The Company had accounts receivable from the new distributor of approximately $937 as of September 27, 2003 and accounts receivable from the historical distributor of approximately $3,118 and $7,775 as of September 27, 2003 and September 28, 2002, respectively. The new distributor accounted for 4% of revenues for the year ended September 27, 2003. The historical distributor accounted for 12%, 24%, and 20% of product revenues for fiscal 2003, 2002, and

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

2001, respectively. There were no other customers with balances greater than 10% of accounts receivable as of September 27, 2003 or September 28, 2002 or customers that represented greater than 10% of product revenues for fiscal 2003, 2002 and 2001.

In prior years the Company financed certain sales to Latin American customers over two to three years. The economic and currency related uncertainties in these countries may increase the likelihood of nonpayment. As a result, the Company increased its bad debt reserve during fiscal 2000 and believes that its financial statement exposure related to the Latin American receivables is not significant as of September 27, 2003.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash, accounts receivable, lines of credit, long-term receivables, accounts payable and notes payable. The carrying amounts of the Company’s cash equivalents, accounts receivable, lines of credit and accounts payable approximate fair value due to the short-term nature of these instruments. The notes payable to Wells Fargo Foothill, Inc. and Fleet Business Credit, LLC have variable interest rates and, therefore, fluctuate based on market conditions. As of September 27, 2003, the fair values of the notes payable approximate their carrying amounts based on comparable market terms and conditions.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 27, 2003	September 28, 2002
Raw materials and work-in-process	$33,596	$30,637
Finished goods	9,830	7,218

	$43,426	$37,855

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

Property and Equipment

The Company provides for depreciation and amortization by charges to operations, using the straight-line method, which allocate the cost of property and equipment over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Building and improvements	40 years
Equipment	3–10 years
Furniture and fixtures	5–7 years
Leasehold improvements	Shorter of Life of Lease or Estimated Useful Life

The Company applies the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. The Company capitalized $1,433 and $2,280 during fiscal 2003 and 2002, respectively related to a company wide Enterprise Resource Planning (ERP) systems implementation project and has included these amounts in equipment in the accompanying consolidated balance sheet. The Company began to amortize such costs during 2003 when the ERP system became operational.

In September 2002, the Company completed a sale/leaseback of its Bedford, Massachusetts, and Danbury, Connecticut facilities, resulting in a loss of $93, which is included in interest/other expense in the accompanying consolidated statement of operations. Under the terms of the sale/leaseback, the Company entered into a 20-year operating lease agreement for the facilities requiring annual rent payments of $3,156, in addition to all operating costs.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

In applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, certain judgments and estimates were made to determine if the agreement should be accounted for as a capital or operating lease. Most significant is the determination of the Company’s incremental borrowing rate in calculating the present value of minimum lease payments in the event the rate implicit in the lease is unknown. In order for a lease agreement to be accounted as an operating lease, among other requirements, the present value of the minimum lease payments may not be greater than 90% of the fair value of the leased asset. In determining the Company’s incremental borrowing rate management considered, among other things, quotes obtained from several lenders assuming the Company was financing a purchase of the facility.

Long-Lived Assets

The Company assesses the realizability of its long-lived assets, including intangible assets except goodwill, in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. To date, the Company has not identified any impairments requiring adjustment.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill is no longer amortized; instead goodwill is reviewed for impairment annually, at a minimum, by applying a fair-value-based test. The Company early adopted this statement effective in the first quarter of the fiscal year ended September 28, 2002. Accordingly, the Company reclassified the net book value of assembled workforce of approximately $1,586 to goodwill and ceased amortization of all goodwill.

During the second quarter of fiscal 2002, the Company engaged an independent appraiser, experienced in conducting these impairment tests, to complete the fair-value-based test of the Company’s goodwill and concluded that goodwill was deemed not to be impaired for fiscal 2002. The independent appraiser also performed an impairment review during fiscal 2003 and concluded that goodwill was deemed not to be impaired for fiscal 2003.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

Unaudited adjusted net income (loss) and earnings (loss) per share, assuming the adoption of Statement 142 occurred on October 1, 2000 are as follows:

	Twelve months ended
	September 27, 2003	September 28, 2002	September 29, 2001
Reported net income (loss)	$2,882	$179	$(20,850)
Add back: Goodwill and assembled workforce amortization	—	—	549

Adjusted net income (loss)	$2,882	$179	$(20,301)

Basic earnings per share:
Reported net income (loss)	$0.15	$0.01	$(1.35)
Goodwill and assembled workforce amortization	—	—	0.04

Adjusted net income (loss)	$0.15	$0.01	$(1.31)

Diluted earnings per share:
Reported net income (loss)	$0.14	$0.01	$(1.35)
Goodwill and assembled workforce amortization	—	—	0.04

Adjusted net income (loss)	$0.14	$0.01	$(1.31)

Deferred Financing Costs

Included in other assets in the accompanying balance sheets as of September 27, 2003 and September 28, 2002 are deferred financing costs of approximately $255 and $441, respectively, related to the Company’s closing of the credit facility with Foothill Capital Corporation on September 21, 2001 (see Note 4.) The Company is amortizing these amounts to interest expense over a three-year period, which approximates the level yield method. The Company amortized $186 and $187 to interest expense related to these amounts during the years ended September 27, 2003 and September 28, 2002, respectively.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders’ equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. Gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment, included in stockholders’ equity, in the accompanying consolidated balance sheets.

Transaction gains and losses in fiscal 2003, 2002 and 2001 were not significant.

Revenue Recognition

The Company recognizes product revenue upon shipment, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable and collection of the resulting receivable is probable. Generally, the Company’s product arrangements are multiple element arrangements, including services such as installation and training. Beginning in the fourth quarter of fiscal 2003, the Company must account for these arrangements in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Based on the terms and conditions of the product arrangements, the Company has concluded that these services can be accounted for separately from the product element as the Company’s product has value to its customers on a stand-alone basis and the Company has objective and reliable evidence of the fair value of such services. Accordingly, service revenue representing the fair value of services not yet performed at the time of product shipment will be deferred and recognized as such services are performed. The residual revenue under the product arrangement will be recognized as product revenue upon shipment. The Company adopted EITF 00-21 as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes. In connection with the adoption of EITF 00-21, the Company reclassified $4,150 and $2,910 of product revenue to service revenue for the years ended September 28, 2002 and September 29, 2001, respectively. The Company has not presented the pro forma presentation of the cumulative catch-up adjustment as the change was not material.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

The Company recognizes product revenue upon the completion of installation for shipments that require more than perfunctory obligations at the time of shipment, specifically for its digital imaging systems. A provision is made at that time for estimated warranty costs to be incurred.

Service revenues primarily consist of fee-per-scan revenues, amounts recorded under maintenance contracts and repairs not covered under warranty, installation and training revenues, as well as shipping and handling costs billed to customers. Fee-per-scan revenues have been recorded as the fees are collected. Maintenance contract revenues are recognized ratably over the term of the contract. Other service revenues are recorded when the services are completed.

Stock-Based Compensation

At September 27, 2003, the Company has several stock-based employee compensation plans, which are more fully described in Note 6. The Company accounts for its stock-based compensation plans under the intrinsic method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The stock-based compensation recorded in the year ended September 29, 2001 of $166 is the result of awarding restricted common shares to certain key employees. The value of these shares, as measured based on the market value of the Company’s common stock on the date of award, is being amortized on a straight-line basis over the period in which the restrictions lapse, if any. No stock-based compensation cost is reflected in net income for the years ended September 27, 2003 or September 28, 2002, as all options granted under the plans for those years had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, the Company has not issued any stock awards to non-employees.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, therefore, no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income (loss) and earnings (loss) per share would have approximated the pro forma amounts indicated below for the fiscal years 2003, 2002 and 2001:

	Year ended
	September 27, 2003	September 28, 2002	September 29, 2001
Net income (loss) as reported	$2,882	$179	$(20,850)
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(3,198)	(4,678)	(3,300)

Pro forma net loss	$(316)	$(4,499)	$(24,150)

Diluted net income (loss) per share, as reported	$0.14	$0.01	$(1.35)
Pro forma diluted net loss per share	$(0.02)	$(0.24)	$(1.56)
Weighted average fair value of options granted	$5.66	$5.10	$3.32
Weighted average remaining contractual life of options outstanding	6.87 years	7.58 years	7.46 years

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No. 148 pro forma disclosure and the weighted average information for the fiscal years ended 2003, 2002 and 2001:

	Year ended
	September 27, 2003	September 28, 2002	September 29, 2001
Risk-free interest rates	2.50%	3.73%	5.50%
Expected dividend yield	—	—	—
Expected life	4 Years	4 Years	6 Years
Expected volatility	70%	70%	72%

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Dilutive net income per share in 2003 and 2002 includes the effects of all dilutive, potentially issuable common shares using the treasury stock method. Diluted net loss per share in 2001 is computed in the same way as basic, as all common equivalent shares are considered antidilutive due to the Company’s net loss position.

Basic and diluted weighted average common shares for fiscal years 2003, 2002, and 2001 are as follows (in thousands):

	Year ended
	September 27, 2003	September 28, 2002	September 29, 2001
Basic weighted average common shares outstanding	19,629	18,419	15,475
Weighted average common equivalent shares	501	773	—

Diluted weighted average common shares outstanding	20,130	19,192	15,475

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

Dilutive weighted average shares outstanding do not include 1,195, 1,071 and 3,367 common-equivalent shares for the end of fiscal years 2003, 2002 and 2001, respectively, as their effect would have been antidilutive.

Derivative Financial Instruments

At September 27, 2003 and September 28, 2002, the Company had no derivative financial instruments.

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

Product warranty activity for the year ended September 27, 2003 is as follows (in thousands):

Balance at September 28, 2002	Charged to Costs and Expenses	Write-Offs/Payments	Balance at September 27, 2003
$4,824	$4,656	$(5,005)	$4,475

Reclassifications

Certain prior-period amounts have been reclassified to conform with the current-period presentation.

In September 2001, the EITF reached a consensus on EITF Issue No. 00-10, Accounting for Shipping and Handling Costs, relating to the accounting for shipping and handling costs billed to customers. In accordance with EITF 00-10, all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earning for the goods provided and should be classified as revenue in the statement of operations. The Company had historically accounted for reimbursements received for shipping and handling costs as a reduction to cost of

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

service and other revenue in the statement of operations to offset the costs incurred. The Company adopted EITF 00-10 in financial reporting periods beginning in fiscal 2002. Accordingly, amounts for 2001 were reclassified in 2002 to conform to the current presentation. During the years ended September 27, 2003, September 28, 2002 and September 29, 2001, the amounts billed to customers totaled $1,549, $1,412, and $1,705, respectively, which has been reflected as service and other revenues and cost of service and other revenues in accordance with EITF 00-10 in the accompanying statements of operations for all periods presented.

During 2002, the Company began to separately report Service and Other Revenue from Product Sales and to separately report Cost of Service and Other Revenue from Cost of Product Sales. In addition, in 2002, the Company began reporting certain Selling and Marketing Expenses as Costs of Service and Other Revenue. Amounts for 2001 were reclassified in 2002 to conform with the current presentation. The following is a summary of reclassifications made in 2002 to the 2001 financial statements:

Year ended September 29, 2001
Product Sales:
As previously reported in 2001	$175,908
Less – Service revenues	(37,931)

As revised in 2002	$137,977

Service and other Revenue:
As previously reported in 2001	$2,583
Add – Service revenues	37,931
Add – Shipping and handling fees	1,705

As revised in 2002	$42,219

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

Year ended September 29, 2001
Cost of Product Sales:
As previously reported in 2001	$116,177
Less – Cost of service revenues	(30,465)

As revised in 2002	$85,712

Cost of Service and Other Revenue:
As previously reported in 2001	$—
Add – Cost of service revenues	30,465
Add – Shipping and handling fees	1,705
Add – Application service costs	1,564

As revised in 2002	$33,734

Selling and Marketing Expenses:
As previously reported in 2001	$35,422
Less – Application service costs	(1,564)

As revised in 2002	$33,858

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

As a result of management’s decision to close its conventional general radiography manufacturing facility, the Company reclassified the General Radiography business from the Mammography/General Radiography segment into a separate segment in 2002. The segment information presented in Note 10 was revised in 2002 and 2001 to reflect the 2002 presentation. The following reconciles previously reported segment revenues in 2001 to the information presented in Note 10.

Year ended September 29, 2001
Revenues:
Mammography	$59,943
General Radiography	27,590
Shipping and handling fees	(1,063)

Mammography/General Radiography	$86,470

Recently Issued Accounting Policies

In January 2003, the FASB issued Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, to expand upon and strengthen accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable-interest entity’s residual returns or both. FIN 46 also requires disclosure about the variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe that it is the primary beneficiary of any variable-interest entities. Accordingly, the Company believes the adoption of FIN 46 should not have a material impact on its overall financial position or results of operations.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after

June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this statement did not have an impact on the Company’s financial position, results of operations and cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company’s financial statements.

3. Acquisition of Trex Medical Systems Corporation

On September 15, 2000, pursuant to an Asset Purchase and Sale Agreement between Hologic, Inc. (Hologic) and Trex Medical Systems Corporation (Trex Medical) (the Purchase Agreement), dated August 13, 2000, Hologic acquired the U.S. business assets of Trex Medical in exchange for $30,000 in cash and a note in the amount of $25,000. The note had a term of three years, bore interest at a rate of 11.5% per annum and was repaid in full in September 2002 with the proceeds from the Company’s sale/leaseback transaction (see Note 2). The Company recorded interest expense related to this note payable of $2,638 and $2,875 for the years ended September 28, 2002 and September 29, 2001, respectively, in the accompanying consolidated statements of operations.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

3. Acquisition of Trex Medical Systems Corporation (continued)

The initial aggregate purchase price for Trex Medical was approximately $56,000, which included approximately $1,000 related to acquisition fees and expenses. The purchase price was subject to an adjustment based upon the working capital position of the business as of September 15, 2000. The Trex Medical acquisition was accounted for as a purchase in accordance with APB Opinion No. 16, Business Combinations, and, accordingly, the results of the operations of Trex Medical are included in the accompanying consolidated financial statements from the date of acquisition. In accordance with APB Opinion No. 16, the purchase price was allocated to the acquired assets and assumed liabilities of Trex Medical based on their fair value.

In connection with the allocation of the purchase price to the acquired assets and assumed liabilities of Trex Medical based on their estimated fair value, management determined that the balance of certain reserves and accruals at the closing date were not sufficient to cover the estimated economic exposure. Therefore, the Company increased the balance of the applicable reserves and accruals to reflect management’s estimated economic exposure through charges to earnings in the period after acquisition in accordance with the guidance provided under Staff Accounting Bulleting (SAB) No. 100, Restructuring and Impairment. As a result, in the period the acquisition occurred, the Company recorded pre-tax charges totaling $6,800 to increase the reserve for bad debts, warranty accruals and other liabilities.

In June 2001, an independent arbitrator determined that adjustments of $2,839 in addition to $119 of adjustments agreed to by Thermo Electron Corporation before submission to arbitration were required to the closing balance sheet submitted by Trex Medical. This resulted in a payment of approximately $932 to the Company as an adjustment to the purchase price. In addition, as a result of this arbitration settlement, the Company evaluated the components of the approximate $2,900 of adjustments and determined that approximately $2,100 of reserves and accruals provided for through charges to earnings in the fourth quarter of fiscal 2000 should have been recorded in the allocation of the purchase price for this acquisition. The remaining $700 related to items that were recorded in the original purchase price allocation.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

3. Acquisition of Trex Medical Systems Corporation (continued)

As a result of the above adjustments and other purchase accounting adjustments made during the year, the Company’s results for the year ended September 29, 2001 include expense reductions totaling $2,526 relating to the purchase price reallocation as follows:

•	$1,722 cost of product sales reduction for warranty accrual and for performance upgrades on prior sales; and

•	$376 selling expense reduction for accrued sales commissions and $428 general and administrative expense reduction for various expense accruals and bad debt expense.

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

The excess of the purchase price over the fair value of identifiable intangible and tangible net assets, as of September 30, 2000, of approximately $4,420 was allocated to goodwill. The Company early adopted SFAS No. 142 in the first quarter of fiscal 2002 and, accordingly, ceased amortization of goodwill (see Note 2). During fiscal 2003, goodwill was reduced by approximately $179 for the reversal of excess accruals from the original purchase price allocation.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

3. Acquisition of Trex Medical Systems Corporation (continued)

The aggregate purchase price (after the adjustments discussed above) of $55,068 including acquisition costs was allocated as follows:

Current assets	$49,484
Property, plant and equipment	8,098
In-process research and development	5,000
Cost in excess of net assets acquired	15,732
Liabilities assumed	(23,246)

$55,068

On November 13, 2001, the Company announced they would be closing the general radiography manufacturing facility in Littleton, Massachusetts, that the Company had acquired from Trex Medical and that it would relocate certain of its product lines and sales and support personnel to its corporate headquarters in Bedford, Massachusetts. The Company accrued costs of approximately $3,500 related to the closing as part of the final purchase price allocation in the fourth quarter of fiscal 2001. These costs included amounts for lease abandonment, as well as for the write-off of certain fixed assets and accounts receivable. The Company incurred an additional restructuring charge of approximately $961 in fiscal 2002 primarily comprised of severance costs related to the termination of employees at the Littleton location.

4. Credit Facilities

The Company maintains an unsecured line of credit with a bank for the equivalent of $3,000, which bears interest at the Europe Interbank Offered Rate (2.13% at September 27, 2003) plus 1.50%. There were no amounts outstanding during 2003. The borrowings under this line are primarily used by the Company’s European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. Interest expense on this line of credit of approximately $66 and $95 has been included in interest/other expenses in the accompanying consolidated statements of operations for 2002 and 2001, respectively. No interest expense was incurred for 2003 on this line of credit.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

4. Credit Facilities (continued)

On September 21, 2001, the Company signed a Loan and Security Agreement with Wells Fargo Foothill, Inc., as amended (the Foothill Agreement). The Foothill Agreement provides for a term loan in the amount of $2,360, payable monthly in equal installments over five years. The term loan accrues interest daily at an annual rate equal to the prime rate (4.00% at September 27, 2003) plus 1.00%. As of September 27, 2003, there was $1,416 outstanding under the Foothill Agreement. The Company also has the ability to issue letters of credit under the Foothill Agreement. The Company must pay a fee related to any letters of credit equal to 1% per annum on the daily balance of the undrawn amount of all outstanding letters of credit.

In addition, the Foothill Agreement allows for revolver advances equal to the lesser of (i) the Maximum Revolver Amount ($20,000 less amounts outstanding related to letters of credit) or (ii) the Borrowing Base, as defined, less the letter of credit usage. The revolver advances accrue interest daily at an annual rate equal to the prime rate plus 0.25%. The Company must pay monthly an Unused Line Fee in an amount equal to 0.3% times the result of (i) the maximum revolver amount less the sum of the average daily balance of advances, as defined, during the preceding month plus (ii) the average daily balance of the letter of credit usage, as defined, during the preceding month.

The Company’s ability to borrow under such line of credit is conditional upon the Company’s compliance with certain financial and non-financial covenants. The line of credit is collateralized by substantially all assets of the Company, excluding real estate, and expires on September 21, 2005. The Company was in compliance with all covenants as of September 27, 2003.

5. Income Taxes

The Company provides for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

5. Income Taxes (continued)

The provision (benefit) for income taxes in the accompanying consolidated statements of operations consists of the following:

	Years ended
	September 27, 2003	September 28, 2002	September 29, 2001
Federal:
Current	$—	$(13,527)	$—
Deferred	—	13,000	—

	—	(527)	—

State:
Current	150	150	150
Deferred	—	(84)	—

	150	66	150

Foreign:
Current	26	32	19

	$176	$(429)	$169

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

5. Income Taxes (continued)

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Years ended
	September 27, 2003	September 28, 2002	September 29, 2001
Income tax provision at federal statutory rate	35.0%	(35.0)%	(35.0)%
Increase (decrease) in tax resulting from:
Change in valuation allowance	(32.2)	(28.5)	40.6
State tax provision (benefit), net of federal benefit	4.6	43.1	(1.2)
Research and development tax credit	(15.3)	(199.7)	(2.5)
Nondeductible expenses	13.3	48.7	—
Other	—	—	(1.1)

	5.4%	(171.4)%	0.8%

The components of domestic and foreign loss before the provision (benefit) for income taxes are as follows:

	Years ended
	September 27, 2003	September 28, 2002	September 29, 2001
Domestic	$2,204	$1,327	$(20,561)
Foreign	1,061	(1,577)	(120)

	$3,265	$(250)	$(20,681)

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

5. Income Taxes (continued)

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

	September 27, 2003	September 28, 2002
Deferred tax assets	$11,815	$10,952
Valuation allowance	(8,215)	(7,352)

	$3,600	$3,600

The Company generated significant tax loss carryforwards during fiscal 2001 and 2000, which may be carried forward for 19 and 20 years, respectively. Under SFAS No. 109, the Company can only recognize a deferred tax asset for future benefit of its tax loss carryforward to the extent that it is “more likely than not” that these assets will be realized. In determining the realizability of these assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. A portion of the deferred tax assets relates to the excess benefit of stock options, and as such, will be realized as an increase in stockholders’ equity in future periods.

During fiscal 2002, as a result of the Economic Stimulus Bill signed into law in March 2002, the Company filed carryback claims of approximately $13,800. Of this amount, $12,208 has been received by the Company and $1,772 is included in other current assets in the accompanying balance sheet at September 27, 2003.

The Company has recorded an increase in the valuation allowance against a portion of its remaining potential deferred tax assets. The valuation allowance primarily relates to the net losses generated in fiscal 2001 and 2000, which the Company can only realize through the generation of future taxable income and certain deferred tax assets in foreign jurisdictions, for which realization is uncertain. The Company believes that its net deferred tax asset as of September 27, 2003 will be realizable in the next 12-24 months.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

5. Income Taxes (continued)

The approximate income tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is approximately as follows:

	September 27, 2003	September 28, 2002
Net operating loss carryforwards	$10,919	$9,167
Nondeductible accruals	684	720
Nondeductible reserves	2,497	3,883
Other temporary differences	(3,910)	(3,935)
Research credit	1,509	1,008
Deferred revenue	116	109

	$11,815	$10,952

The following table summarizes the expiration dates of the net operating loss and R&D credit carryforwards:

	Year of Expiration
	2019	2020	2021	2022	2023	Total
Net Operating Loss	$356	$10,431	$10,149	$5,069	$3,545	$29,550
R&D Credit	$—	$—	$508	$500	$500	$1,508

6. Common Stock

Common Stock Offering

On December 12, 2001, the Company completed an offering of 3,000 shares of common stock for net proceeds of $24,780.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

6. Common Stock (continued)

Stock Option Plans

The Company’s 1986 Combination Stock Option Plan (the 1986 Plan) is administered by the Board of Directors. Under the terms of the 1986 Plan, the Company granted employees either incentive stock options or nonqualified stock options to purchase shares of the Company’s common stock at a price not less than fair market value at the date of grant. In addition, the Company granted nonqualified options to other participants.

During fiscal 1996, the 1986 Plan was terminated. Options granted under the 1986 Plan vest over a five-year period and are exercisable at varying dates.

The Company’s 1994 Stock Option Plan (the 1994 Plan) and the 1995 Stock Option Plan (the 1995 Plan), both of which were originally adopted by Fluoroscan and assumed by the Company upon its combination with Fluoroscan, are administered by the Board of Directors. As of September 27, 2003, there were options to purchase 21 shares of the Company’s common stock outstanding under these plans. The Company does not intend to grant any additional options under these plans.

In June 1995, the Board of Directors adopted the 1995 Combination Stock Option Plan (the 1995 Combination Plan), pursuant to which the Company is authorized to issue 1,100 options to purchase shares of common stock. Under the terms of the 1995 Combination Plan, the Company may grant employees either incentive stock options or nonqualified stock options to purchase shares of the Company’s common stock at a price not less than the fair market value at the date of grant. In addition, the Company may grant nonqualified options to other participants, such as consultants and advisors. As of September 27, 2003, the Company had 57 shares available for future grant under this plan.

The Company’s 1990 Nonemployee Director Stock Option Plan (the Directors’ Plan) allowed for eligible directors to receive options to purchase 10 shares of common stock upon election as a director. The options vest ratably over a five-year period. In addition, eligible directors were entitled to annual option grants to purchase eight shares of common stock, which vest after six months. Option grants under the Directors’ Plan were made at not less than fair market value on the date of grant. The Company reserved 200 shares of common stock for issuance under the Directors’ Plan. As of September 27, 2003, the Company had no shares available for future grant.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

6. Common Stock (continued)

In May 1997, the Board of Directors adopted the 1997 Employee Equity Incentive Plan (the 1997 Plan), pursuant to which the Company is authorized to issue 1,100 shares of common stock. Under the terms of the 1997 Plan, the Company may grant employees, consultants and advisors who are not executive officers or directors of the Company either nonqualified stock options, stock appreciation rights, performance shares, restricted stock, or stock units. As of September 27, 2003, the Company had 72 shares available for future grant under this plan.

In March 1999, the Board of Directors adopted the 1999 Equity Incentive Plan (the 1999 Plan), pursuant to which the Company is authorized to issue 300 shares, plus an annual increase, as defined, on the first day of each fiscal year following the adoption of the 1999 Plan. Effective September 29, 2002, the Board of Directors increased the number of shares available for issuance under the 1999 Plan from 1,440 to 1,840. Under the terms of the 1999 Plan, the Company may grant employees either incentive stock options or nonqualified stock options. In addition, the Company may grant non-employee directors nonqualified stock options. The exercise price of the options granted under this plan may not be less than the fair market value of the Company’s stock on the date on which the option was granted. As of September 27, 2003, the Company had 770 shares available for future grant under this plan.

In April 2001, the Board of Directors adopted the 2000 Acquisition Equity Incentive Plan (the 2000 Plan), pursuant to which the Company is authorized to issue 1,000 shares of common stock. Under the terms of the 2000 Plan, the Company may grant employees, consultants and advisors of newly acquired businesses either nonqualified stock options, stock appreciation rights, performance shares or restricted stock. As of September 27, 2003, the Company had 463 shares available for future grant under this plan.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

6. Common Stock (continued)

The following table summarizes all stock option activity under all of the plans for the three years in the period ended September 27, 2003:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price
Outstanding at September 30, 2000	2,712	$1.81–44.25	8.63
Granted	1,537	4.00–7.19	5.38
Terminated	(753)	1.94–14.94	7.20
Exercised	(129)	1.94–6.81	3.68

Outstanding at September 29, 2001	3,367	1.81–44.25	7.65
Granted	1,324	5.05–17.00	9.25
Terminated	(380)	3.50–28.13	7.80
Exercised	(595)	1.81–13.25	7.07

Outstanding at September 28, 2002	3,716	1.81–44.25	8.29
Granted	257	7.23–16.72	10.48
Terminated	(275)	2.81–16.70	8.04
Exercised	(470)	1.88–13.13	5.67

Outstanding at September 27, 2003	3,228	$1.81–44.25	$8.86

Exercisable at September 27, 2003	2,019	$1.81–44.25	$8.92

Exercisable at September 28, 2002	1,563	$1.81–44.25	$8.82

Exercisable at September 29, 2001	1,555	$1.81–44.25	$9.29

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

6. Common Stock (continued)

The range of exercise prices for options outstanding and options exercisable at September 27, 2003 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.81–$3.94	93	5.72	$3.83	56	$3.76
$4.00–$5.00	373	7.11	4.96	308	4.98
$5.05–$5.78	437	7.63	5.58	281	5.49
$5.87–$7.68	413	6.78	6.88	218	6.74
$7.69–$8.88	425	4.29	8.29	388	8.25
$9.00–$9.50	482	8.93	9.49	128	9.47
$9.55–$10.26	376	8.20	10.22	201	10.25
$10.50–$13.13	440	6.09	11.90	308	11.90
$13.15–$32.59	188	5.14	20.80	130	23.78
$44.25	1	2.75	44.25	1	44.25

$1.81–$44.25	3,228	6.87	$8.86	2,019	$8.92

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the ESP Plan) in compliance with Section 423 of the Internal Revenue Code. Employees who have completed three consecutive months, or two years, whether or not consecutive, of employment with the Company or any of its participating subsidiaries are eligible to participate in the ESP Plan. The ESP Plan allows participants to purchase common stock of the Company at 85% of the fair market value, as defined. During the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001, the Company issued 37, 56 and 100 shares, respectively under the ESP Plan. At September 27, 2003, there are 136 shares available for purchase under the ESP Plan.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

6. Common Stock (continued)

Rights Agreement

On September 17, 2002, the Board of Directors adopted a new shareholder rights plan (the 2002 Rights Plan) to replace the December 1992 Plan when it expired on December 31, 2002. In addition to certain other modifications, the 2002 Rights Plan uses preferred stock purchase rights rather than common stock purchase rights. To effect the 2002 Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of the Company’s common stock outstanding as of the close of business on December 31, 2002. Each right entitles the registered holder to purchase one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a purchase price of $60.00. The rights will be exercisable if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or announces a tender or exchange offer for 15% or more of the Company’s common stock. At such time, each holder of a right (other than the 15% holder) will thereafter have a right to purchase, upon payment of the purchase price of the right, that number of shares of the Company’s common stock, which have a market value of twice the purchase price of the right. The 2002 Rights Plan is designed to deter coercive or unfair takeover tactics and to ensure that all of the Company’s shareholders receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company.

7. Profit Sharing 401(k) Plan

The Company has a qualified profit sharing plan covering substantially all of its employees. Contributions to the plan are at the discretion of the Company’s Board of Directors. The Company has recorded approximately $636, $710, and $849 as a provision for the profit sharing contribution for fiscal 2003, 2002 and 2001, respectively. During 2002, the Company paid the 2001 profit sharing contribution through issuance of its common stock.

8. Related Party Transactions

Note Receivable from Officer

In fiscal 2000 and 2001, the Company loaned an officer an aggregate of $500, which is required to be repaid quarterly through April 2006. In the event of a change in control, as defined, the amounts outstanding will be forgiven. The note is unsecured and bears interest at 7% per annum.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

8. Related Party Transactions (continued)

In December 2002, the Compensation Committee of the Board of Directors approved a special bonus program to provide the officer with the funds necessary to pay the quarterly installments due under the loan. Under the special bonus program, for so long as the officer remains an officer of the Company and there are amounts remaining to be repaid under the loan, the Company will pay the officer a special quarterly bonus equal to the amount due under the loan, including interest due, plus an additional payment equal to the taxes due as a result of the special bonus and such additional payment, such that the net-after-tax special quarterly bonus to be received by the officer will equal the principal and interest then due under the loan. During the year ended September 27, 2003 the company recognized $371 in bonus expense in connection with this program.

9. Commitments

Operating Leases

The Company conducts its operations in leased facilities under operating lease agreements that expire through fiscal 2022. The Company leases certain equipment under operating lease agreements that expire through fiscal 2007.

In September 2002, the Company completed a sale/leaseback transaction of its headquarters and manufacturing facility located in Bedford, Massachusetts, and its manufacturing facility in Danbury, Connecticut. The transaction resulted in net proceeds to the Company of $31.4 million. The new lease for these facilities, including the associated land, has a term of 20 years, with four five-year renewal terms, which the Company may exercise at its option. The basic rent for the facilities is $3.2 million per year, which is subject to adjustment for increases in the Consumer price index. In addition, the Company is required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Of the $31.4 million in net proceeds received from this transaction, the Company used $26.3 million to immediately repay the Trex Medical $25.0 million note payable plus accrued interest of $1.3 million. Under the lease, the Company makes customary representations and warranties and agrees to certain financial covenants and indemnities. In the event the Company defaults on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. As of the end of fiscal 2003, the Company was not in default of any covenants contained in the lease.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

9. Commitments (continued)

Future minimum lease payments under all the Company’s operating leases are approximately as follows:

Fiscal Years Ending	Amount
September 25, 2004	$4,371
September 24, 2005	4,370
September 30, 2006	3,790
September 25, 2007	3,320
September 27, 2008	3,161
Thereafter	43,922

$62,934

Rental expense, net of sublease income, was approximately $4,963, $2,462 and $2,479 for fiscal 2003, 2002 and 2001, respectively.

10. Business Segments and Geographic Information

The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is the chief executive officer. To date, the Company has viewed its operations and manages its business as five principal operating segments: the manufacture and sale of Osteoporosis Assessment products, Mammography products, Digital Imaging products, Mini-C Arm Imaging products and General Radiography products.

As a result of the Company’s recent implementation of a companywide integrated software application, identifiable assets for the five principal operating segments only consist of inventories. The Company has presented all other assets, liabilities and stockholders’ equity as Corporate Assets. Prior periods have been restated to conform to this presentation. Intersegment sales and transfers are not significant.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

10. Business Segments and Geographic Information (continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenues and operating income (loss). Segment information for fiscal years 2003, 2002 and 2001 is as follows:

	Years ended
	September 27, 2003	September 28, 2002	September 29, 2001
Total revenues:
Osteoporosis Assessment	$71,081	$63,544	$66,155
Mammography	86,473	75,039	59,943
Digital Imaging	24,741	23,660	11,780
Mini C-Arm Imaging	16,726	17,030	14,728
General radiography	5,014	10,919	27,590

	$204,035	$190,192	$180,196

Operating income (loss):
Osteoporosis Assessment	$10,236	$6,450	$7,357
Mammography	4,331	4,174	909
Digital Imaging	(14,624)	(10,271)	(21,252)
Mini C-Arm Imaging	2,197	3,509	683
General radiography	885	(1,705)	(6,503)

	$3,025	$2,157	$(18,806)

Net income (loss):
Osteoporosis Assessment	$10,109	$7,079	$8,157
Mammography	4,382	1,508	(2,066)
Digital Imaging	(14,690)	(10,234)	(21,374)
Mini C-Arm Imaging	2,197	3,509	972
General radiography	884	(1,683)	(6,539)

	$2,882	$179	$(20,850)

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

10. Business Segments and Geographic Information (continued)

	Years ended
	September 27, 2003	September 28, 2002	September 29, 2001
Depreciation and amortization:
Osteoporosis Assessment	$3,294	$3,229	$3,422
Mammography	2,375	1,795	3,143
Digital Imaging	1,736	2,376	1,499
Mini C-Arm Imaging	—	76	173
General radiography	—	—	498

	$7,405	$7,476	$8,735

Capital expenditures, net:
Osteoporosis Assessment	$4,421	$3,121	$1,279
Mammography	1,908	1,550	1,168
Digital Imaging	1,817	1,467	1,744
Mini C-Arm Imaging	—	—	162
General radiography	—	—	(23)

	$8,146	$6,138	$4,330

Identifiable assets:
Osteoporosis Assessment	$9,939	$10,370	$13,093
Mammography	16,810	12,561	11,555
Digital Imaging	10,096	9,405	5,513
Mini C-Arm Imaging	4,258	3,181	3,237
General radiography	2,324	2,338	5,887
Corporate	145,176	146,292	155,578

	$188,603	$184,147	$194,863

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America during fiscal 2003, 2002 and 2001 totaled approximately $49,887, $29,405 and $38,177, respectively.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

10. Business Segments and Geographic Information (continued)

Transfers between the Company and its European subsidiaries generally are recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales, including sales to European subsidiaries, as a percentage of total product sales are as follows:

	Year ended
	September 27, 2003	September 28, 2002	September 29, 2001
Europe	17%	9%	14%
Asia	13	8	8
All others	2	3	6

	32%	20%	28%

11. Accrued Expenses

Accrued expenses consist of the following:

	September 27, 2003	September 28, 2002
Accrued payroll and employee benefits	$4,578	$4,282
Accrued commissions	3,338	3,756
Accrued income taxes	1,555	1,481
Accrued warranty	4,475	4,824
Other accrued expenses	3,441	4,464

	$17,387	$18,807

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

12. Litigation

On August 9, 2001, the Company and Fleet Business Credit, LLC (Fleet) reached an agreement to settle the litigation between the parties, which had originated during fiscal 1999, upon the termination of a product financing agreement. Under the terms of the $3,050 settlement, Hologic made a cash payment of $1,500 and issued a note payable to Fleet for $1,550 payable in full on August 10, 2004 and bearing interest at a rate of prime (4.00% at September 27, 2003) plus 1%. As of September 27, 2003, there was approximately $604 outstanding on this note.

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

In connection with the acquisition of the U.S. assets of Trex Medical, the Company assumed the liability for a lawsuit filed by Fischer Imaging against Trex Medical alleging that the Lorad prone biopsy system infringes upon two Fischer Imaging patents, subject to indemnification from Trex Medical and its parent, Thermo Electron Corporation, for any damages and related costs, including attorneys’ fees, up to the adjusted purchase price for the Trex Medical assets. In June 2002, Trex Medical and Fischer Imaging reached a settlement in this lawsuit. Under the settlement, Fischer Imaging dismissed all actions against the Company, the Company retained the right to continue to sell this product, and the Company is not required to pay any damages or ongoing royalties.

In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not reasonably be likely to have a material effect on the Company’s financial condition or results of operations.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

13. Restructuring and Relocation Charges

In fiscal 2001, the Company incurred a restructuring charge of $1,018 in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring) and SAB 100. The restructuring charge included severance-related costs associated with workforce reductions of approximately 102 persons across all functional areas. In addition, the Company recorded $500 of moving and other costs incurred to move the Fluoroscan operations to the corporate headquarters from Northbrook, Illinois.

During the first quarter of fiscal 2002, the Company announced the finalization of an exit strategy for the Hologic Systems Division. As part of this exit strategy, the Company closed its conventional general radiography manufacturing facility in Littleton, Massachusetts, and relocated certain of its product lines and sales and support personnel to the corporate headquarters in Bedford, Massachusetts. The Company accrued costs of approximately $3,500 related to the closing as part of the final Trex Medical purchase price allocation in the fourth quarter of fiscal 2001. These costs included amounts for lease abandonment, as well as for the write-off of certain fixed assets and accounts receivable. The Company commenced the closure for the Littleton manufacturing facility in the first quarter of fiscal 2002 and completed the closure in January 2002. The Company also incurred a restructuring charge of approximately $806 in the first quarter of fiscal 2002 that primarily comprised severance costs related to the termination of 80 employees at the Littleton facility. In addition, the Company incurred severance costs of approximately $561 and $208 in the first quarter of 2002 in connection with the closure of the Company’s direct sales and service office in Paris, France, and the continued reduction of Lorad’s workforce, respectively. The severance charges related to the workforce reductions of five persons in France and 20 persons at Lorad and were across all functional areas.

In the second quarter of fiscal 2002, the Company incurred additional severance costs of approximately $495 that primarily comprised severance costs in connection with the reduction of the Company’s workforce in the United States and Europe by 13 persons across all functional areas.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

13. Restructuring and Relocation Charges (continued)

The following table summarizes the restructuring activity for the year ended September 27, 2003:

Balance at September 28, 2002	Charged to Costs and Expenses	Payments	Balance at September 27, 2003
$107	$—	$ (78)	$29

14. Quarterly Statement of Operations Information (Unaudited)

The following table presents a summary of quarterly results of operations for 2003, 2002 and 2001:

	2003
	As Previously Reported, First Quarter	Restated, First Quarter	As Previously Reported, Second Quarter	Restated, Second Quarter	As Previously Reported, Third Quarter	Restated, Third Quarter	Fourth Quarter
Total revenue	$48,964	$49,002	$50,336	$50,297	$52,389	$52,332	$52,404
Gross profit	17,757	17,795	18,351	18,312	18,537	18,480	18,993
Net (loss) income	(912)	(1,081)	383	344	1,076	1,019	2,599
Diluted net (loss) income per common and common equivalent share	(0.05)	(0.06)	0.02	0.02	0.05	0.05	0.13

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

14. Quarterly Statement of Operations Information (Unaudited) (continued)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$47,585	$46,401	$48,008	$48,198
Gross profit	17,669	18,028	18,148	17,971
Net (loss) income	(1,573)	4,426	492	(3,166)
Diluted net (loss) income per common and common equivalent share	(0.10)	0.22	0.02	(0.15)

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$44,978	$44,090	$45,380	$45,748
Gross profit	12,907	14,099	18,212	15,532
Net loss	(6,765)	(7,945)	(1,213)	(4,927)
Diluted net loss per common and common equivalent share	(0.44)	(0.51)	(0.08)	(0.32)

The information above for 2003 has been restated to reflect the adoption by the Company of EITF 00-21, and the reclassification to the beginning of the first quarter of 2003. See Note 2.

The significant decrease in the net loss in the third quarter of fiscal 2001 is directly attributable to the settlement of the litigation with Fleet discussed in Note 12 and the arbitration settlement related to the Trex Medical acquisition discussed in Note 3.

The significant increase in net income in the second quarter of fiscal 2002 is directly attributable to $4,500 tax benefit as a result of the signing of the Economic Stimulus Bill.

The significant decrease in net income in the fourth quarter of fiscal 2002 is directly attributable to the $3,900 tax provision recorded to reduce our net deferred tax asset to $3,600.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

15. Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired Reserves	Write- offs/ Payments	Balance at End of Period
Accounts Receivable Reserves (1)
Period Ended:
September 27, 2003	$4,693	$760	$—	$(1,976)	$3,477
September 28, 2002	4,923	742	—	(972)	4,693
September 29, 2001	8,460	1,071	(1,702)	(2,906)	4,923
Accrued Acquisition Reserve
Period Ended:
September 27, 2003	$907	$—	$—	$(907)	$—
September 28, 2002	1,708	—	—	(801)	907
September 29, 2001	2,000	(1,708)	1,416	—	1,708
Restructuring Accrual
September 27, 2003	$107	$—	$—	$(78)	$29
September 28, 2002	784	2,070	—	(2,747)	107
September 29, 2001	—	1,018	—	(234)	784

(1)	Represents reserves for uncollectible accounts and sales returns and adjustments.