Form 10-Q
period 2003-12-27
HOLOGIC INC
filed 2004-02-10
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2003

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2).

Yes ☒ No ☐

As of February 5, 2004, 20,185,336 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

HOLOGIC, INC. AND SUBSIDIARIES

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	December 27, 2003	September 27, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,015	$45,177
Accounts receivable, less reserves of $3,224 and $3,477, respectively	47,415	43,831
Inventories	43,819	43,426
Prepaid expenses and other current assets	9,658	9,554

Total current assets	145,907	141,988

PROPERTY AND EQUIPMENT, at cost:
Land	1,500	1,500
Buildings and improvements	13,621	13,607
Equipment	33,936	33,505
Furniture and fixtures	3,683	3,660
Leasehold improvements	2,651	2,637

	55,391	54,909
Less: Accumulated depreciation and amortization	23,300	22,803

	32,091	32,106

INTANGIBLE ASSETS:
Patented technology, net of accumulated amortization of $5,975 and $5,732, respectively	1,487	1,702
Developed technology and know-how, net of accumulated amortization of $3,633 and $3,405, respectively	6,110	6,338
Goodwill	6,285	5,810

	13,882	13,850

Other assets, net	568	659

Total assets	$192,448	$188,603

	December 27, 2003	September 27, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of note payable	$1,027	$480
Accounts payable	11,307	10,819
Accrued expenses	16,521	17,387
Deferred revenue	11,435	9,440

Total current liabilities	40,290	38,126

Note payable, net of current portion	827	1,550

Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value- Authorized – 1,623 shares Issued – 0 shares	—	—
Common stock, $.01 par value- Authorized – 30,000 shares Issued – 20,110 and 19,966 shares, respectively	201	200
Capital in excess of par value	145,532	144,455
Retained earnings	7,072	6,032
Cumulative translation adjustment	(1,010)	(1,296)
Treasury stock, at cost - 45 shares	(464)	(464)

Total stockholders’ equity	151,331	148,927

Total liabilities and stockholders’ equity	$192,448	$188,603

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 27, 2003	December 28, 2002
Revenues:
Product sales	$38,556	$37,773
Service and other revenue	11,326	11,229

	49,882	49,002

Costs and expenses:
Cost of product sales	19,874	20,590
Cost of service and other revenue	10,586	10,617
Research and development	4,036	4,761
Selling and marketing	9,031	8,880
General and administrative	5,294	5,177

	48,821	50,025

Income (loss) from operations	1,061	(1,023)
Interest income	108	176
Interest/other expense	(91)	(25)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	1,078	(872)
Provision for income taxes	38	2

Income (loss) before cumulative effect of change in accounting principle	1,040	(874)
Cumulative effect of change in accounting principle	—	(207)

Net income (loss)	$1,040	$(1,081)

Basic income (loss) per common and common equivalent share:
Income (loss) before cumulative effect of change in accounting principle	$0.05	$(0.05)
Cumulative effect of change in accounting principle	—	(0.01)

Net income (loss)	$0.05	$(0.06)

Diluted income (loss) per common and common equivalent share:
Income (loss) before cumulative effect of change in accounting principle	$0.05	$(0.05)
Cumulative effect of change in accounting principle	—	(0.01)

Net income (loss)	$0.05	$(0.06)

Weighted average number of common shares outstanding:
Basic	19,979	19,475

Diluted	20,897	19,475

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	December 27, 2003	December 28, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,040	$(1,081)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation	1,489	1,109
Amortization	471	560
Noncash interest expense	31	55
Changes in assets and liabilities-
Accounts receivable	(3,387)	4,201
Inventories	(162)	(1,648)
Prepaid expenses and other current assets	(72)	438
Accounts payable	427	(575)
Accrued expenses	(976)	(3,046)
Deferred revenue	1,927	(378)

Net cash provided by (used in) operating activities	788	(365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,419)	(2,425)
(Increase) decrease in other assets	32	(130)

Net cash used in investing activities	(1,387)	(2,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(177)	(229)
Net proceeds from sale of common stock	1,079	565

Net cash provided by financing activities	902	336

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(465)	(43)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(162)	(2,627)
CASH AND CASH EQUIVALENTS, beginning of period	45,177	45,836

CASH AND CASH EQUIVALENTS, end of period	$45,015	$43,209

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$62	$33

Cash paid during the period for interest	$29	$64

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share data)

(1)	Basis of Presentation

The consolidated financial statements of Hologic, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 27, 2003, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2003.

The consolidated balance sheet as of December 27, 2003, the consolidated statements of operations and cash flows for the three months ended December 27, 2003 and December 28, 2002, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three months ended December 27, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 25, 2004. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

(2)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 27, 2003	September 27, 2003
Raw materials and work-in-process	$33,885	$33,596
Finished goods	9,934	9,830

	$43,819	$43,426

Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(3)	Net Income (Loss) Per Share

A reconciliation of basic and dilutive share amounts are as follows:

	Three Months Ended
	December 27, 2003	December 28, 2002
Basic weighted average common shares outstanding	19,979	19,475
Weighted average common equivalent shares	918	—

Diluted weighted average common shares outstanding	20,897	19,475

Diluted net loss per share for the first three months of fiscal 2003 is computed in the same way as basic, as all common equivalent shares are considered antidilutive due to the Company’s net loss position. Diluted weighted average shares outstanding do not include options outstanding to purchase 323 and 3,606 common-equivalent shares as of December 27, 2003 and December 28, 2002, respectively, as their effect would have been antidilutive.

(4)	Stock Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for stock-based compensation plans other than for restricted stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123, therefore, no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income (loss) and earnings (loss) per share would have approximated the pro forma amounts indicated below:

	Three Months Ended
	December 27, 2003	December 28, 2002
Net income (loss), as reported	$1,040	$(1,081)
Deduct: Total stock-based employee compensation expense determined under fair value - based method for all awards, net of related tax effects	(762)	(953)

Pro forma net income (loss)	$278	$(2,034)

Net income (loss) per share:
Basic – as reported	$.05	$(.06)

Basic – pro forma	$.01	$(.10)

Diluted – as reported	$.05	$(.06)

Diluted – pro forma	$.01	$(.10)

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No. 148 pro forma disclosure and the weighted average information are as follows:

	Three Months Ended
	December 27, 2003	December 28, 2002
Risk – free interest rate	2.73%	3.73%
Expected dividend yield	—	—
Expected lives	4 years	4 years
Expected volatility	70%	70%

(5)	Concentration of Credit Risk

The Company historically utilized a distributor in the United States for certain product lines. In the first quarter of fiscal 2003, this distributor sold one of its wholly owned subsidiaries to another company creating a new distributor for the Company’s mammography systems. On January 1, 2003, the Company terminated its relationship with this new distributor and commenced a direct sales effort in the U.S. for the product lines carried by this distributor. The Company had accounts receivable from the new distributor of approximately $439 and $937 as of December 27, 2003 and September 27, 2003, respectively and accounts receivable from the historical distributor of approximately $3,016 and $3,118 as of December 27, 2003 and September 27, 2003, respectively. The new distributor accounted for 1% and 22% of revenues for the quarter ended December 27, 2003 and December 28, 2002, respectively. The historical distributor accounted for 8% and 4% of product revenues for the first three months of fiscal 2004 and 2003, respectively. There were no other customers with balances greater than 10% of accounts receivable as of December 27, 2003 or September 27, 2003 or customers with greater than 10% of the Company’s revenues for the first quarter of fiscal 2004 or fiscal 2003.

(6)	Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and display of comprehensive income and its components in the financial statements. The Company’s only item of other comprehensive income (loss) relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.

A reconciliation of comprehensive income (loss) is as follows:

	Three Months Ended
	December 27, 2003	December 28, 2002
Net income (loss) as reported	$1,040	$(1,081)
Foreign currency translation adjustment	286	(106)

Comprehensive income (loss)	$1,326	$(1,187)

(7)	Business Segments and Geographic Information

As a result of our decision to phase out our digital general radiography systems and to focus on supplying our digital detectors to other original equipment manufacturers, as well as the current trends in the markets in which we compete, we have revised our segment reporting. Our businesses will now be reported as four segments: osteoporosis assessment; mammography; digital detectors and other. Prior periods have been restated to conform to this presentation. Intersegment sales and transfers are not significant. Segment information for the three months ended December 27, 2003 and December 28, 2002 is as follows:

	Three Months Ended
	December 27, 2003	December 28, 2002
Total revenues–
Osteoporosis Assessment	$16,555	$16,639
Mammography	22,487	21,798
Digital Detectors	1,718	1,169
Other	9,122	9,396

	$49,882	$49,002

Operating income (loss)–
Osteoporosis Assessment	$1,591	$1,737
Mammography	397	769
Digital Detectors	(1,582)	(2,018)
Other	655	(1,511)

	$1,061	$(1,023)

Depreciation and amortization–
Osteoporosis Assessment	$936	$753
Mammography	568	573
Digital Detectors	456	343
Other	—	—

	$1,960	$1,669

Capital expenditures–
Osteoporosis Assessment	$983	$1,001
Mammography	281	660
Digital Detectors	155	764
Other	—	—

	$1,419	$2,425

	December 27, 2003	September 27, 2003
Identifiable assets–
Osteoporosis Assessment	$10,031	$9,939
Mammography	17,217	16,810
Digital Detectors	5,350	4,991
Other	11,221	11,687
Corporate	148,629	145,176

	$192,448	$188,603

Export sales from the United States to unaffiliated customers primarily in Europe, Asia and Latin America during the three months ended December 27, 2003 totaled approximately $14,214, and for the three months ended December 28, 2002 totaled approximately $8,882.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:

	Three Months Ended
	December 27, 2003	December 28, 2002
Europe	19%	14%
Asia	10	7
All others	8	2

	37%	23%

(8)	Litigation

In the ordinary course of business, the Company is party to various types of litigation. In the Company’s opinion, all litigation currently pending or threatened are not reasonably likely to have a material effect on the Company’s financial position or results of operations.

(9)	Product Warranties

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

Product warranty activity for the three months ended December 27, 2003 is as follows (in thousands):

Balance at September 27, 2003	Accruals for warranties issued during the period	Decrease to preexisting warranties	Balance at December 27, 2003
$4,475	$1,615	$(2,007)	$4,083

(10)	Receivable from Officer

In fiscal 2000 and 2001, the Company loaned an officer an aggregate of $500 which is required to be repaid quarterly through April 2006. In the event of a change in control, as defined, the amounts outstanding will be forgiven. The note is unsecured and bears interest at 7% per annum. In December 2002, the Compensation Committee of the Board of Directors approved a special bonus program to provide the officer with the funds necessary to pay the quarterly installments due under the loan. Under the special bonus program, for so long as the officer remains an officer of the Company and there are amounts remaining to be repaid under the loan, the Company will pay the officer a special quarterly bonus equal to the amount due under the loan, including interest due, plus an additional payment equal to the taxes due as a result of the special bonus and such additional payment, such that the net-after-tax special quarterly bonus to be received by the officer will equal the principal and interest then due under the loan. During the three months ended December 27, 2003 the Company recognized $79 in bonus expense under the special bonus program related to this note.

(11)	Adoption of EITF 00-21 and Cumulative Catch Up Adjustment

In the fourth quarter of 2003, we adopted EITF 00-21, Revenue Arrangements with Multiple Deliverables, as a cumulative effect adjustment for a change in accounting principle, accordingly, the revenue representing the fair value of services not performed at the time of product shipment such as installation and training are deferred and recognized as performed. Additionally, revenue related to installation and training activities have been classified as service and other revenue. All prior periods presented have been reclassified to conform with the current-period presentation.

(12)	Acquisition of Belgian Distributor

In October 2003 we acquired the mammography distribution rights for Belgium and Luxembourg from our Belgian distributor in exchange for $341,000 in cash and the assumption of certain service liabilities totaling $134,000. We also purchased spare parts and computers for an additional $79,000.

PART I - FINANCIAL INFORMATION (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLOGIC, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This report contains forward-looking information that involves risks and uncertainties, including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding our expectations relating to increased digital mammography sales and our geographical mix of sales, as well as statements regarding expected future trends relating to our results of operations and the sufficiency of our capital resources. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to materially differ include, without limitation, manufacturing risks that may limit our ability to ramp-up commercial production of the Selenia™ and other of our digital products, including our reliance on a single source of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of digital X-ray products in general; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays; the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; our ability to predict accurately the demand for our products and to develop strategies to address our markets successfully; the early stage of market development for digital X-ray products; our ability to expand our direct sales and service team for both the near and longer-term to effectively implement our direct sales strategy; risks relating to compliance with financial covenants under our working capital financing and leases; technical innovations that could render products marketed or under development by us obsolete; competition; and reimbursement policies for the use of our products. Other factors that could adversely affect our business and prospects are described in our filings with Securities and Exchange Commission. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

The critical accounting policies used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2003. There have been no material changes to the critical accounting policies.

RESULTS OF OPERATIONS

Total Revenues. Total revenues for the first quarter of fiscal 2004 increased 2% to $49.9 million from $49.0 million for the first quarter of fiscal 2003. This increase was primarily due to an increase in unit sales of our digital detectors, an increase in revenues from our mammography products and, to a lesser extent, bone assessment products. Partially offsetting these increases was a decrease in our mini C-arm product sales. Total revenues for the first quarter of fiscal 2004 declined 5% from $52.4 million for the immediately preceding quarter which ended September 27, 2003. This decrease was primarily due to a $1.7 million decline in osteoporosis assessment revenues from a decrease in unit sales and, to a lesser extent, a $600,000 decrease in mammography service revenue and a $600,000 decrease in sales of digital detectors. These decreases were offset in part by an increase of $400,000 in the all other segment primarily related to an increase in unit sales of our mini C-arm product.

Product Sales. Product sales increased 2% to $38.6 million for the first quarter of fiscal 2004 from $37.8 million for the corresponding period in fiscal 2003.

Mammography product sales increased approximately 3% to $18.2 million in the first quarter of fiscal 2004 from $17.7 million in the first quarter of fiscal 2003. This increase was primarily due to an increase in the number of digital mammography systems sold worldwide and, to a lesser extent, multicare stereotactic tables sold in the United States. Our digital mammography system was introduced in the first quarter of fiscal 2003 and since its introduction sales have steadily increased. These increases were partially offset by fewer analog mammography systems sold primarily in the United States. We expect that analog mammography sales as a percentage of total mammography product sales will continue to decline as sales of the higher priced digital mammography product continues to increase. During the quarter ended December 28, 2002, we terminated our relationship with the distributor who sold our mammography line in the United States. This distributor accounted for 32% of mammography sales in the first quarter of fiscal 2003. The transition to our direct sales force did not have a material impact on sales between the first quarters of 2004 and 2003 but did account for an increase in the average selling prices for the systems sold in the former distributor’s territory.

Osteoporosis assessment product sales increased 2% to $12.4 million in the first quarter of fiscal 2004 from $12.1 million in the first quarter of fiscal 2003. The slight revenue increase was primarily due to higher average selling prices from sales of our new Discovery line of bone densitometers and an increase in the number of systems sold in Asia and Japan partially offset by fewer systems sold in Europe.

Digital detector product sales increased 58% to $1.5 million in the first quarter of fiscal 2004 compared to revenues of $949,000 in the first quarter of fiscal 2003. The increase in revenues was primarily attributable to an increase in the number of digital detectors sold in the United States partially offset by a decrease in the number of detectors sold internationally. The increase in the number of detectors sold was due to slightly greater demand from our OEM customers and the timing of available detectors to ship.

Other product sales includes sales of our mini C-arms and digital general radiography systems. Other product sales decreased 8% to $6.5 million in the first quarter of fiscal 2004 from $7.1 million in the first quarter of fiscal 2003. This decrease was primarily due to lower average selling prices as a result of a shift in sales of our mini C-arm products to our lower priced Encore system and a decrease in the number of mini C-arm systems sold. As a result of our decision to phase out our digital general radiography systems and to focus on supplying our digital detectors to other original equipment manufacturers, we expect our product sales for our digital general radiography systems to be negligible by the end of the fiscal year. In the first quarter, sales of digital general radiography systems accounted for $3.2 million of other product revenues.

In the first quarter of fiscal 2004, approximately 63% of product sales were generated in the United States, 19% in Europe and 18% in other international markets. In the first quarter of fiscal 2003, approximately 77% of product sales were generated in the United States, 14% in Europe and 9% in other international markets. We believe the slight shift in sales to Europe and other international markets is primarily due to the timing of an increase in demand from those territories and that for the full year our sales generated in the United States should increase to a level approximately that achieved in fiscal 2003.

Service and Other Revenue. Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service and repair of our products. Service and other revenue increased slightly to $11.3 million in the first quarter of fiscal 2004 compared to $11.2 million in the first quarter of fiscal 2003. The increase in service and other revenue in fiscal 2004 was primarily due to an increase in service contract revenues partially offset by decreases in rental revenue and additional fee-per-scan revenues compared to the first quarter of last year.

Costs of Product Sales. The cost of product sales decreased as a percentage of product sales to 52% in the first quarter of fiscal 2004 from 55% in the first quarter of fiscal 2003. These costs decreased as a percentage of product sales primarily due to improved gross margins recognized on the shift in mammography product sales to Selenia, our full field digital mammography system which has significantly higher selling prices more than offsetting the higher costs of the product when compared to the analog mammography product and, to a lesser extent, the increased efficiencies and related gross margin attributable to our increased digital detector sales as the increase in volumes has led to better manufacturing efficiency. DRC continues to have significant fixed manufacturing costs and is operating significantly below manufacturing capacity. Until DRC achieves higher revenue levels, they will continue to report lower margins due to under-absorbed manufacturing overhead costs.

Costs of Service and Other Revenue. Cost of service and other revenue decreased as a percentage of service and other revenue to 93% in the first three months of fiscal 2004 from 95% in the first quarter of fiscal 2003. These costs, in absolute dollars, were unchanged at $10.6 million for the first three months of fiscal 2004 and 2003. We expect our costs of service and other revenue to remain relatively high as a percentage of service and other revenue, reflecting our need to employ the required personnel for warranty, non-warranty and installation service to support our growing installed base of products. We expect an increase in customers entering into service agreements in connection with our transition to digital mammography and direct service coverage.

Research and Development Expenses. Research and development expenses decreased 15% to $4.0 million, 8% of total revenues, in the first quarter of fiscal 2004 from $4.8 million, 10% of total revenues, in the first quarter of fiscal 2003. This decrease was primarily due to a decrease in research and development spending and personnel primarily related to reduced spending on digital detectors at DRC and our phase-out of the digital general radiography systems product line announced in the fourth quarter of fiscal 2003.

Selling and Marketing Expenses. Selling and marketing expenses increased slightly to $9.0 million, 18% of total revenues, in the first quarter of fiscal 2004 from $8.9 million, 18% of total revenues, in the first quarter of fiscal 2003 primarily due to higher international distributor commissions and higher trade show expenses which were offset by lower distributor commissions in the United States as a result of our transition to direct sales of mammography products in the United States. First quarter expenses in fiscal 2004 and 2003 reflected the expenses associated with our exhibit at the Radiological Society of North America (“RSNA”) medical imaging trade show held in December of each year. Our expenses for this show were approximately $1.6 million in the first quarter of fiscal 2004 and $1.5 million in the corresponding period last year.

General and Administrative. General and administrative expenses increased slightly to $5.3 million, 11% of total revenues, in the first quarter of fiscal 2004 compared to $5.2 million, 11% of total revenues, in the first quarter of fiscal 2003. This increase was primarily due to increased employee benefit expenses.

Interest Income. Interest income decreased to $108,000 in the current quarter from $176,000 in the first quarter of fiscal 2003. This decrease was primarily due to a decrease in the interest rate earned in the first quarter of fiscal 2004 compared to the same period last year.

Interest / Other Expense. In the first quarters of fiscal 2004 and 2003, we incurred other expenses of approximately $91,000 and $25,000, respectively. These expenses were primarily due to the interest costs on the Wells Fargo Foothill, Inc. note payable which were partially offset by foreign currency transaction gains. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision for Income Taxes. We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have provided for certain minimum taxes where net operating losses cannot be used during the first three months of fiscal 2004 and 2003.

Cumulative Effect of Change in Accounting Principle. We recognize product revenue upon the completion of installation for shipments that require more than perfunctory obligations at the time of shipment, specifically our digital imaging systems. During the fourth quarter of fiscal 2003, we adopted EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, as a cumulative effect of a change in accounting principle in accordance with APB 20, Accounting Changes, in fiscal 2003. In accordance with EITF 00-21 certain services including installation and training are deemed to be separate units of accounting requiring such services to be accounted for separately from product revenue. We have reviewed the terms and conditions of our revenue arrangements and determined that these services can be accounted for separately from the product element as our products have value to our customers on a standalone basis and we have objective and reliable evidence of the fair value of the services. In accordance with EITF 00-21, revenues for the product portion of multiple element sales arrangements will continue to be recorded upon shipment based on the relative fair value of the product on a standalone basis. In connection with the adoption of EITF 00-21, we recorded a cumulative effect adjustment of $207,000 and reclassified $1.1 million of product revenue to service revenue for the three months ended December 28, 2002.

Segment Results of Operations

As a result of our decision to phase out our digital general radiography systems and to focus on supplying our digital detectors to other original equipment manufacturers, as well as the current trends in the markets in which we compete, we have revised our segment reporting. Our businesses will now be reported as four segments: osteoporosis assessment; mammography; digital detectors and other. Prior periods have been restated to conform to this presentation. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements included in our 2003 Annual Report on Form 10-K. We measure segment performance based on total revenues and operating income or loss. Revenues from each of these segments are described above. The discussion that follows is a summary analysis of revenues and the primary changes in operating income or loss by segment.

Osteoporosis Assessment. Osteoporosis assessment revenues decreased slightly for the first quarter of fiscal 2004, compared to the same period in fiscal 2003, rounding to $16.6 million for both periods due to an increase in the number of unit sales offset by a decrease in service revenue. Operating income for osteoporosis assessment was $1.6 million for the first quarter of fiscal 2004 compared to $1.7 million in the first quarter of fiscal 2003. The slight decrease in operating income for this business segment was primarily due to increased marketing expenses associated with the RSNA trade show and an increased allocation of operating expenses previously absorbed by the digital general radiography systems business, which is being phased out, partially offset by reduced research and development spending.

Mammography. Mammography revenues increased 3% to $22,487,000 for the first quarter of fiscal 2004 from $21,798,000 for the same period in fiscal 2003 primarily due to an increase in the number of digital mammography systems sold worldwide and to a lesser extent, multicare stereotactic tables sold in the United States. These increases were partially offset by fewer analog mammography systems sold primarily in the United States. Operating income for this business segment in the first quarter of fiscal 2004 decreased to $397,000 from $769,000 in the corresponding quarter of fiscal 2003. The decrease in operating income in the current quarter was primarily due to additional international distributor commissions related to a multiple unit Selenia sale and higher selling expenses from our continued expansion of our direct sales initiative. In addition, operating expenses increased as a result of reallocating resources and costs in order to focus on the more profitable and faster growing digital mammography systems and de-emphasize the digital general radiography systems. Partially offsetting these increases was additional gross margin from the shift in product revenues to our more profitable Selenia full field digital mammography systems from our analog mammography systems.

Digital Detectors. Digital detector revenues increased 47% to $1,718,000 for the first quarter of fiscal 2004 from $1,169,000 for the same period in fiscal 2003, primarily attributable to the increased number of digital detectors sold in the United States partially offset by a decrease of digital detectors sold internationally. The digital detector business operating loss decreased 22% to $1.6 million in the first quarter of fiscal 2004 from $2.0 million in the first quarter of fiscal 2003. This decrease was due primarily to a decrease in research and development spending related to our digital detector development for Selenia.

Other. Other revenues decreased 3% to $9,122,000 for the first quarter of fiscal 2004 from $9,396,000 for the same period in fiscal 2003. This decrease was primarily attributable to a decrease in the number of mini C-arms sold offset in part by an increase in sales of mini C-arm spare parts. Operating income for this business segment, which includes the mini C-arm business, the digital general radiography business and the conventional general radiography service business, was $655,000 in the first quarter of fiscal 2004 compared to an operating loss of $1.5 million in the first quarter of fiscal 2003. The improvement in operating income is primarily due to lower operating expenses as a result of our decision to de-emphasize the digital general radiography systems business, which is being phased out and reallocate resources and costs in order to focus on the more profitable and faster growing digital mammography systems.

Liquidity and Capital Resources

At December 27, 2003 we had approximately $105.6 million of working capital. At that date our cash and cash equivalents totaled $45.0 million. Our cash and cash equivalents balance decreased approximately $162,000 during the first quarter of fiscal 2004 primarily due to purchases of property and equipment and the effect of exchange rate changes on cash that were partially offset by cash provided by operating and financing activities.

In the first quarter of fiscal 2004 operating activities provided us with $788,000 of cash. Our cash provided by operating activities reflected net income of $1.0 million for the first quarter of fiscal 2004 plus non-cash charges for depreciation and amortization of $2.0 million, partially offset by changes in our current assets and liabilities. Cash used in operations due to changes in our current assets and liabilities included an increase in accounts receivable $3.4 million and a decrease in accrued expenses of $976,000 that were partially offset by an increase in deferred revenue of $1.9 million an increase in accounts payable of $427,000. The increase in accounts receivable was primarily due to increased European sales in the current three month period which have longer payment terms than domestic sales. The changes in accounts payable and accrued expenses were primarily due to the timing of payments. The increase in deferred revenue was primarily due to a large customer deposit received and an increase in the number of deferred service contracts.

In the first quarter of fiscal 2004, we used approximately $1.4 million of cash in investing activities. This use of cash was primarily attributable to purchases of property and equipment which consisted primarily of computer hardware, ultrasound mammography demonstration equipment and manufacturing equipment.

In the first quarter of fiscal 2004, financing activities provided us with $902,000 of cash. These cash flows included approximately $1.1 million from the sale of our Common Stock upon exercise of stock options, partially offset by $177,000 of repayments of our notes payable.

As of December 27, 2003 we had short term borrowings of $1.0 million and long term notes payable totaling $827,000. The short term borrowings represent the current portion of our long term note payable to Wells Fargo Foothill, Inc. of $480,000 and the $547,000 balance due on the note to Fleet in connection with the settlement of the Fleet litigation. The Fleet note bears interest at Fleet’s prime rate plus 1% with the full amount of principal to be paid on August 10, 2004. The long term note payable represents the long term portion of our term loan under our credit facility with Wells Fargo Foothill, Inc.

In September 2001 we obtained a secured loan from Wells Fargo Foothill, Inc. This loan agreement provides for a term loan of approximately $2.4 million, which we borrowed at signing, and a revolving line of credit facility. The maximum amount we can borrow under the loan agreement and amendments is $20.0 million. The loan agreement and amendments contain financial and other covenants and the actual amount which we can borrow under the line of credit at any time is based upon a formula tied to the amount of our qualifying accounts receivable. In July 2003 we amended this loan agreement primarily to simplify financial covenants and to reduce the fees related to this facility. The term loan accrues interest at prime plus 1.0% for five years. The line of credit advances accrue interest at a prime plus 0.25%. The line of credit expires in September 2005. We were in compliance with all covenants as of December 27, 2003.

We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (2.13% at September 27, 2003) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At December 27, 2003 and September 27, 2003, there were no outstanding borrowings under this line.

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

The following table summarizes our contractual obligations and commitments as of December 27, 2003:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	Thereafter
Long Term Debt	$1,853	$1,027	$826	$—	$—
Operating Leases	$62,144	$4,491	$8,105	$6,417	$43,131

Total Contractual Cash Obligations	$63,997	$5,518	$8,931	$6,417	$43,131

Except as set forth above, we do not have any other significant capital commitments. We are working on several projects, with an emphasis on digital detectors and digital mammography systems. We believe that we have sufficient funds in order to fund our expected operations over the next twelve months.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a loan and security agreement with Wells Fargo Foothill, Inc. (the Foothill Agreement) and a European line of credit. The Foothill Agreement term loan accrues interest at the prime rate plus 1.0% and the European Line of Credit accrues interest at the Europe Interbank Offered Rate plus 1.50%. At December 27, 2003, we had $1.3 million outstanding under the Foothill Agreement and there were no amounts outstanding under the line of credit.

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

As of December 27, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

HOLOGIC, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.

No material developments.

Item 2.	Changes in Securities.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits furnished:

Exhibit Number		Reference

10.1	Form of Agreement between Hologic and the executive officers listed on the schedule attached thereto relating to Change of Control.	filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

(b)	Reports on Form 8-K:

The following Current Report on Form 8-K was furnished by the registrant during the period covered by this report:

Current Report on Form 8-K filed on November 12, 2003 regarding the release of a press release announcing the Company’s financial results for the fourth quarter and fiscal year ended September 27, 2003.

HOLOGIC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc. (Registrant)

February 10, 2004	/s/ JOHN W. CUMMING

Date	John W. Cumming Chairman and Chief Executive Officer

February 10, 2004	/s/ GLENN P. MUIR

Date	Glenn P. Muir Executive Vice President, Finance and Treasurer (Principal Financial Officer)