Form 10-Q
period 2004-03-27
HOLOGIC INC
filed 2004-05-11
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

or

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

As of May 6, 2004, 20,390,953 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

HOLOGIC, INC. AND SUBSIDIARIES

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 27, 2004	September 27, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,133	$45,177
Accounts receivable, less reserves of $2,968 and $3,477, respectively	42,309	43,831
Inventories	42,404	43,426
Prepaid expenses and other current assets	10,041	9,554

Total current assets	150,887	141,988

PROPERTY AND EQUIPMENT, at cost:
Land	1,500	1,500
Buildings and improvements	13,621	13,607
Equipment	35,165	33,505
Furniture and fixtures	3,694	3,660
Leasehold improvements	2,676	2,637

	56,656	54,909
Less: Accumulated depreciation and amortization	24,683	22,803

	31,973	32,106

INTANGIBLE ASSETS:
Patented technology, net of accumulated amortization of $6,219 and $5,732, respectively	1,262	1,702
Developed technology and know-how, net of accumulated amortization of $3,860 and $3,405, respectively	5,882	6,338
Goodwill	6,285	5,810

	13,429	13,850
Other assets	492	659

Total assets	$196,781	$188,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
	March 27, 2004	September 27, 2003
CURRENT LIABILITIES:
Current portion of note payable	$982	$480
Accounts payable	9,451	10,819
Accrued expenses	18,113	17,387
Deferred revenue	11,855	9,440

Total current liabilities	40,401	38,126

Note payable, net of current portion	708	1,550
Commitments and Contingencies (Notes 8 and 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value - Authorized – 1,623 shares Issued – 0 shares	—	—
Common stock, $.01 par value Authorized - 30,000 shares Issued – 20,359 and 19,966 shares, respectively	204	200
Capital in excess of par value	147,421	144,455
Retained earnings	9,660	6,032
Accumulated other comprehensive loss	(1,149)	(1,296)
Treasury stock, at cost - 45 shares	(464)	(464)

Total stockholders’ equity	155,672	148,927

Total liabilities and stockholders’ equity	$196,781	$188,603

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Revenues:
Product sales	$43,056	$39,155	$81,612	$76,928
Service and other revenue	12,592	11,142	23,919	22,371

	55,648	50,297	105,531	99,299

Costs and Expenses:
Cost of product sales	23,052	21,362	42,927	41,951
Cost of service and other revenue	12,005	10,623	22,590	21,241
Research and development	4,117	4,891	8,153	9,652
Selling and marketing	7,850	6,943	16,881	15,823
General and administrative	5,778	6,174	11,073	11,351

	52,802	49,993	101,624	100,018

Income (loss) from operations	2,846	304	3,907	(719)
Interest income	116	243	224	419
Interest/other expense	(267)	(151)	(358)	(176)

Income (loss) before provision for income taxes & cumulative effect of change in accounting principle	2,695	396	3,773	(476)
Provision for income taxes	106	52	144	54

Income (loss) before cumulative effect of change in accounting principle	2,589	344	3,629	(530)
Cumulative effect of change in accounting principle	—	—	—	(207)

Net income (loss)	$2,589	$344	$3,629	$(737)

Basic income (loss) per common and common equivalent share:
Income (loss) before cumulative effect of change in accounting principle	$0.13	$0.02	$0.18	$(0.03)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net income (loss)	$0.13	$0.02	$0.18	$(0.04)

Diluted income (loss) per common and common equivalent share:
Income (loss) before cumulative effect of change in account principle	$0.12	$0.02	$0.17	$(0.03)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net income (loss)	$0.12	$0.02	$0.17	$(0.04)

Weighted average number of common shares outstanding:
Basic	20,211	19,580	20,095	19,528

Diluted	21,293	20,035	21,095	19,528

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	March 27, 2004	March 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,629	$(737)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation	2,862	2,560
Amortization	943	1,137
Non cash interest expense	61	110
Changes in assets and liabilities-
Accounts receivable	1,608	(2,544)
Inventories	1,166	(7,176)
Prepaid expenses and other current assets	(466)	(671)
Accounts payable	(1,539)	(76)
Accrued expenses	660	(1,798)
Deferred revenue	2,372	(814)

Net cash provided by (used in) operating activities	11,296	(10,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition of distributor	(341)	—
Purchases of property and equipment, net	(2,692)	(5,285)
Decrease (increase) in other assets	59	(53)

Net cash used in investing activities	(2,974)	(5,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(340)	(442)
Net proceeds from sale of common stock	3,002	1,219

Net cash provided by financing activities	2,662	777

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(28)	155

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,956	(14,415)
CASH AND CASH EQUIVALENTS, beginning of period	45,177	45,836

CASH AND CASH EQUIVALENTS, end of period	$56,133	$31,421

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$95	$43

Cash paid during the period for interest	$52	$85

NET CASH PAID FOR ACQUISITION:
Fair value of assets acquired	$—	$—
Costs in excess of net assets of distributor acquired	475	—
Liabilities assumed	(134)	—
Cash paid for acquisition	341	—
Less: cash acquired	—	—

Net cash paid for acquisition	$341	$—

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

The consolidated balance sheet as of March 27, 2004, the consolidated statements of operations for the three months and six months ended March 27, 2004 and March 29, 2003 and the consolidated statements of cash flows for the six months ended March 27, 2004 and March 29, 2003, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three months and six months ended March 27, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 25, 2004. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

(2)    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 27, 2004	September 27, 2003
Raw materials and work-in-process	$33,730	$33,596
Finished goods	8,674	9,830

	$42,404	$43,426

Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(3)    Net Income (Loss) Per Share

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Basic weighted average common shares outstanding	20,211	19,580	20,095	19,528
Weighted average common equivalent shares	1,082	455	1,000	—

Diluted weighted average common shares outstanding	21,293	20,035	21,095	19,528

Diluted net loss per share for the six months ended March 29, 2003 is computed in the same way as basic, as all common equivalent shares are considered antidilutive due to the Company’s net loss position. Diluted weighted average shares outstanding do not include options outstanding to purchase 673 and 692 common-equivalent shares for the three and six months ended March 27, 2004, respectively, and 1,691 and 3,503 common-equivalent shares for the three and six months ended March 29, 2003, respectively, as their effect would have been antidilutive.

(4)    Stock Based Compensation

The Company applies the intrinsic value method per Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for stock-based compensation plans other than for restricted stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123, therefore, no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No.148 the Company’s net income (loss) and net income (loss) per share would have approximated the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Net income (loss), as reported	$2,589	$344	$3,629	$(737)
Deduct: Total stock-based employee compensation expense determined under fair value - based method for all awards, net of related tax effects	(855)	(758)	(1,617)	$(1,711)

Pro forma net income (loss)	$1,734	$(414)	$2,012	$(2,448)

Net income (loss) per share:
Basic – as reported	$0.13	$0.02	$0.18	$(0.04)

Basic – pro forma	$0.09	$(0.02)	$0.10	$(0.13)

Diluted – as reported	$0.12	$0.02	$0.17	$(0.04)

Diluted – pro forma	$0.08	$(0.02)	$0.10	$(0.13)

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No.123 pro forma disclosure and the weighted average information are as follows:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Risk – free interest rate	2.57%	2.49%	2.66%	2.57%
Expected dividend yield	—	—	—	—
Expected lives	4 years	4 years	4 years	4 years
Expected volatility	70%	70%	70%	70%

(5)    Concentrations of Credit Risk

The Company historically utilized a distributor in the United States for certain product lines. In the first quarter of fiscal 2003, this distributor sold one of its wholly owned subsidiaries to another company creating a new distributor for the Company’s mammography systems. On January 1, 2003, the Company terminated its relationship with this new distributor and commenced a direct sales effort in the U.S. for the product lines carried by this distributor. The Company had accounts receivable from the new distributor of approximately $415 and $937 as of March 27, 2004 and September 27, 2003, respectively, and accounts receivable from the historical distributor of approximately $2,454 and $3,118 as of March 27, 2004 and September 27, 2003, respectively. The new distributor accounted for 11% and 5% of revenues for the three months and six months ended March 29, 2003, respectively. The historical distributor accounted for 6% of product revenues for the three months ended March 27, 2004 and March 29, 2003 and 7% and 15% of revenues for the six months ended March 27, 2004 and March 29, 2003, respectively. There were no other customers with balances greater than 10% of accounts receivable as of March 27, 2004 or September 27, 2003 and no other customers with greater than 10% of the Company’s revenues for the first six months of fiscal 2004 or fiscal 2003.

(6)    Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and display of comprehensive income and its components in the financial statements. The Company’s only item of other comprehensive income (loss) relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.

A reconciliation of comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Net income (loss), as reported	$2,589	$344	$3,629	$(737)
Foreign currency translation adjustment	(139)	448	147	343

Comprehensive income (loss)	$2,450	$792	$3,776	$(394)

(7)    Business Segments and Geographic Information

As a result of the Company’s decision to phase out its digital general radiography systems and to focus on supplying its digital detectors to other original equipment manufacturers, as well as the current trends in the markets in which the Company competes, the Company revised its segment reporting, effective as of the beginning of the current fiscal year. The Company’s businesses are now reported as four segments: osteoporosis assessment; mammography; digital detectors and other. Prior periods have been reclassified to conform to this presentation. Intersegment sales and transfers are not significant. Segment information for the three months and six months ended March 27, 2004 and March 29, 2003 is as follows:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Total revenues–
Osteoporosis Assessment	$16,550	$18,446	$33,105	$35,085
Mammography	27,861	19,843	50,349	41,642
Digital Detectors	2,984	2,235	4,702	3,404
Other	8,253	9,773	17,375	19,168

	$55,648	$50,297	$105,531	$99,299

Operating income (loss)–
Osteoporosis Assessment	$1,883	$3,019	$3,474	$4,756
Mammography	2,026	(97)	2,423	672
Digital Detectors	(1,310)	(1,122)	(2,893)	(3,140)
Other	247	(1,496)	903	(3,007)

	$2,846	$304	$3,907	$(719)

Depreciation and amortization–
Osteoporosis Assessment	$742	$858	$1,566	$1,490
Mammography	453	624	1,112	1,198
Digital Detectors	547	427	912	770
Other	103	119	215	239

	$1,845	$2,028	$3,805	$3,697

Capital expenditures–
Osteoporosis Assessment	$662	$1,395	$1,645	$2,396
Mammography	167	527	447	1,187
Digital Detectors	445	938	600	1,702
Other	—	—	—	—

	$1,274	$2,860	$2,692	$5,285

	Three Months Ended
	March 27, 2004	September 27, 2003
Identifiable assets–
Osteoporosis Assessment	$10,295	$9,939
Mammography	16,007	16,810
Digital Detectors	5,238	4,991
Other	10,864	11,687
Corporate	154,377	145,176

	$196,781	$188,603

Export sales from the United States to unaffiliated customers primarily in Europe, Asia and Latin America during the three months and six months ended March 27, 2004 totaled approximately $19,665 and $33,879 respectively, and for the three months and six months ended March 29, 2003 totaled approximately $15,616 and $24,499, respectively.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Europe	19%	20%	19%	17%
Asia	13	17	11	12
Latin America	12	2	10	2
All others	2	1	1	1

	46%	40%	41%	32%

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

Product warranty activity for the six months ended March 27, 2004 is as follows (in thousands):

Balance at September 27, 2003	Accruals for warranties issued during the period	Decrease to preexisting warranties	Balance at March 27, 2004
$ 4,475	$2,704	$(2,967)	$4,212

(10)    Receivable from Officer

In fiscal 2000 and 2001, the Company loaned an officer an aggregate of $500, which is required to be repaid quarterly through April 2006. In the event of a change in control, as defined, the amounts outstanding will be forgiven. The note is unsecured and bears interest at 7% per annum. In December 2002, the Compensation Committee of the Board of Directors approved a special bonus program to provide the officer with the funds necessary to pay the quarterly installments due under the loan. Under the special bonus program, for so long as the officer remains an officer of the Company and there are amounts remaining to be repaid under the loan, the Company will pay the officer a special quarterly bonus equal to the amount due under the loan, including interest due, plus an additional payment equal to the taxes due as a result of the special bonus and such additional payment, such that the net-after-tax special quarterly bonus to be received by the officer will equal the principal and interest then due under the loan. During the six months ended March 27, 2004 the Company recognized $157 in bonus expense under the special bonus program related to this note.

(11)    Adoption of EITF 00-21 and Cumulative Effect of a Change in Accounting Principle

In the fourth quarter of 2003, the Company adopted EITF 00-21, Revenue Arrangements with Multiple Deliverables, as a cumulative effect adjustment of a change in accounting principle, accordingly, the revenue representing the fair value of services not performed at the time of product shipment such as installation and training are deferred and recognized as performed. Additionally, revenue related to installation and training activities have been classified as service and other revenue. All prior periods presented have been reclassified to conform with the current-period presentation.

(12)    Acquisition of Belgian Distributor

In October 2003 the Company acquired the mammography distribution rights for Belgium and Luxembourg from the Company’s Belgian distributor in exchange for $341,000 in cash and the assumption of certain service liabilities totaling $134,000. The Company also purchased spare parts and computers for an additional $79,000.

(13) Goodwill	and Intangible Assets

Effective September 30, 2001, the Company early adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects the Company’s treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the Statement’s criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives ceased.

Consistent with prior years, the Company conducted its annual impairment test of goodwill during the quarter ended March 27, 2004. The Company determined that it met all of the criteria under SFAS No. 142 to carry-forward the prior year determination of reporting unit fair value and based on the applicable valuation determined that no impairment exists.

Goodwill by reporting segment consists of the following:

Reporting Segment	Balance as of March 27, 2004	Balance as of September 27, 2003
Mammography	$6,285	$5,810

Intangible assets consist of the following:

			As of March 27, 2004		As of September 27, 2003
Reporting Segment	Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Osteoporosis Assessment	Patents	1-20 years	$4,953	$4,311	$4,952	$4,239
Mammography	Developed Technology	10 years	9,743	3,861	9,743	3,405
Digital Detectors	Patents	5 years	528	273	482	223
Other	Patents	4 years	2,000	1,635	2,000	1,270

The estimated remaining amortization expense for each of the five succeeding fiscal years:

September 25, 2004	$943
September 30, 2005	1,132
September 29, 2006	1,108
September 28, 2007	1,075
September 26, 2008	1,019

(14)    Recent Accounting Pronouncements

In March 2004, the FASB issued the Exposure Draft, Share-Based Payment. The proposed statement would require all equity-based awards to employees to be recognized in the income statement based on their fair value. The final standard is expected in late 2004. Based on the current proposed effective date, which is for fiscal years beginning after December 15, 2004, the Company will be required to adopt this statement for fiscal 2006.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLOGIC, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This report contains forward-looking information that involves risks and uncertainties, including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding our expectations relating to increased digital mammography sales and our geographical mix of sales, as well as statements regarding expected future trends relating to our results of operations and the sufficiency of our capital resources. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to materially differ include, without limitation, manufacturing risks that may limit our ability to ramp-up commercial production of the Selenia™ and other of our digital products, including our reliance on a single source of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of digital X-ray products in general; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays; the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; our ability to predict accurately the demand for our products and to develop strategies to address our markets successfully; risks associated with, and additional funding that may be required to pursue, acquisitions or strategic transactions; the early stage of market development for digital X-ray products; our ability to expand our direct sales and service team for both the near and longer-term to effectively implement our direct sales strategy; risks relating to compliance with financial covenants under our working capital financing and leases; technical innovations that could render products marketed or under development by us obsolete; competition; and reimbursement policies for the use of our products. Other factors that could adversely affect our business and prospects are described in our filings with Securities and Exchange Commission. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our consolidated financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The critical accounting estimates used in the preparation of our consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2003. There have been no material changes to the critical accounting estimates.

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

OVERVIEW

We are engaged in the development, manufacture and distribution of proprietary X-ray, digital X-ray and other medical imaging systems. Our businesses are reported as four segments: osteoporosis assessment; mammography; digital detectors and other.

Our osteoporosis assessment products primarily consist of dual-energy X-ray bone densitometry systems and, to a lesser extent, an ultrasound-based osteoporosis assessment product. Bone densitometry is the precise measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures. Our mammography products include a broad product line of breast imaging products, including film-based and digital mammography systems and breast biopsy systems. Our digital detector products are a digital component for original equipment manufacturers to incorporate into their own equipment. Our other business segment includes our mini C-arm, conventional general radiography service and digital general radiography systems businesses. Our mini C-arm products are low intensity, real-time mini C-arm X-ray systems used primarily for minimally invasive surgery on a patient’s extremities. In January 2002, we closed the manufacturing facility for the conventional general radiography products, however, we continue to service and support most of these product lines. We have decided to phase out our digital general radiography systems and to focus on supplying our digital detectors to other original equipment manufacturers.

RESULTS OF OPERATIONS

Total Revenues. Total revenues for the second quarter of fiscal 2004 increased 11% to $55.6 million from $50.3 million for the second quarter of fiscal 2003. Total revenues for the current six-month period increased 6% to $105.5 million from $99.3 million for the first six months of fiscal 2003. These increases were primarily due to an increase in revenues of our digital mammography products (Selenia). Partially offsetting these increases was a decrease in our analog mammography, osteoporosis assessment and digital general radiography product sales. Total revenues for the second quarter of fiscal 2004 increased 12% from $49.9 million for the immediately preceding quarter which ended December 27, 2003. This increase was primarily due to increases in unit sales of our digital and analog mammography products.

Product Sales. Product sales increased 10% to $43.1 million for the second quarter of fiscal 2004 from $39.2 million for the second quarter of fiscal 2003. Total product sales for the current six month period increased 6% to $81.6 million from $76.9 million for the corresponding period in fiscal 2003.

Mammography product sales increased approximately 43% to $22.6 million in the second quarter of fiscal 2004 from $15.8 million for the corresponding period in fiscal 2003, and increased 22% to $40.8 million for the six months ended March 27, 2004 from $33.5 million for the corresponding period in fiscal 2003. These increases were primarily due to an increase in the number of digital mammography systems sold worldwide and, to a lesser extent, multicare stereotactic tables sold in the United States. Our digital mammography system was introduced in the first quarter of fiscal 2003 and since its introduction sales have steadily increased. These increases were partially offset by fewer analog mammography systems sold primarily in the United States. We expect that analog mammography sales as a percentage of total mammography product sales will continue to decline as sales of the higher priced digital mammography product continues to increase.

Osteoporosis assessment product sales decreased 8% to $12.5 million in the second quarter of fiscal 2004 from $13.6 million in the second quarter of fiscal 2003 and decreased by 3% to $24.9 million for the first six months of fiscal 2004 compared to $25.7 million for the corresponding period in fiscal 2003. These decreases were primarily due to a decrease in the number of systems sold in the United States which was partially offset by incremental sales of lower-end systems sold abroad.

Digital detector product sales increased 17% to $2.3 million in the second quarter of fiscal 2004 from $1.9 million for the corresponding period in fiscal 2003, and increased 30% to $3.8 million for the first six months of fiscal 2004 compared to $2.9 million for the corresponding period in fiscal 2003. This increase in the current quarter was primarily attributable to an increase in the number of digital detectors sold in Europe partially offset by a decrease in the number of detectors sold in Asia. The increase in the current six month period was primarily due to an increase in the number of digital detectors sold in Europe, and, to a lesser extent in the United States, partially offset by a decrease in the number of detectors sold in Asia.

Other product sales decreased 27% to $5.7 million in the second quarter of fiscal 2004 from $7.8 million in the second quarter of fiscal 2003 and decreased 18% to $12.2 million for the first six months of fiscal 2004 compared to $14.9 million for the corresponding period in fiscal 2003. These decreases were primarily due to a decrease in the number of digital general radiography systems sold worldwide. As a result of our decision to phase out our digital general radiography systems and to focus on supplying our digital detectors to other original equipment manufacturers, we expect our product sales for our digital general radiography systems to be negligible by the end of the fiscal year. In the current quarter and six months ended March 27, 2004, sales of digital general radiography systems accounted for $2.1 million and $5.3 million of other product revenues, respectively.

In the first six months of fiscal 2004, approximately 59% of product sales were generated in the United States, 19% in Europe, 11% in Asia, 10% in Latin America and 1% in other international markets. In the first six months of fiscal 2003, approximately 68% of product sales were generated in the United States, 17% in Europe, 12% in Asia, 2% in Latin America and 1% in other international markets. We believe the shift in sales to Europe and other international markets is primarily due to the timing of an increase in demand from those territories. The increase in sales in Latin America was primarily attributable to the fullfilment of a large order for our Selenia digital mammography systems to satisfy a tender. Absent this tender, we believe sales of Selenia would have shifted to other territories in the current period. We do not expect that sales to Latin America will remain at this level for the remainder of the year, but rather return to historical 2003 levels.

Service and Other Revenue. Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 13% to $12.6 million in the second quarter of fiscal 2004 compared to $11.1 million in the second quarter of fiscal 2003. Service and other revenue for the current six month period increased 7% to $23.9 million from $22.4 million for the corresponding period in fiscal 2003. These increases in service and other revenue in fiscal 2004 were primarily due to an increase in service contract revenues, billable service repair activities and parts revenues compared to the same period in fiscal 2003.

Costs of Product Sales. The cost of product sales decreased as a percentage of product sales to 54% in the second quarter of fiscal 2004 from 55% in the second quarter of fiscal 2003. The cost of product sales decreased as a percentage of product sales to 53% in the current six month period from 55% in the first six months of fiscal 2003. These costs decreased as a percentage of product sales primarily due to increased revenues and improved gross margins recognized on the shift in mammography product sales to Selenia, our full field digital mammography system which has significantly higher selling prices more than offsetting the higher costs of the product when compared to analog mammography.

Costs of Service and Other Revenue. Cost of service and other revenue increased 13% to $12 million, 95% of service and other revenue, in the second quarter of fiscal 2004 from $10.6 million, 95% of service and other revenue in the second quarter of fiscal 2003. Cost of service and other revenue increased 6% to $22.6 million, 94% of service and other revenue, in the first six months of fiscal 2004 from $21.2 million, 95% of service and other revenue, in the first six months of fiscal 2003. These increases, in absolute dollars, are primarily related to additional personnel and other costs to expand our service capabilities, especially in the United States, as we continue to assume direct coverage of territories previously assigned to distributors and to support our growing installed base of products and increased warranty costs in our digital detector business. We expect our costs of service and other revenue to remain relatively high as a percentage of service and other revenue, reflecting our need to employ the required personnel for warranty, non-warranty and installation activities to service our growing installed base of products. We also expect an increase in customers entering into service agreements in connection with our transition to digital mammography and direct service coverage.

Research and Development Expenses. Research and development expenses decreased 16% to $4.1 million, 7% of total revenues, in the second quarter of fiscal 2004 from $4.9 million, 10% of total revenues, in the second quarter of fiscal 2003. Research and development expenses decreased 16% to $8.2 million, 8% of total revenues, in the first six months of fiscal 2004 from $9.7 million, 10% of total revenues, in the first six months of fiscal 2003.

These decreases were primarily due to a decrease in research and development spending and personnel primarily related to our phase-out of the digital general radiography systems product line announced in the fourth quarter of fiscal 2003.

Selling and Marketing Expenses. Selling and marketing expenses increased 13% to $7.9 million, 14% of total revenues, in the second quarter of fiscal 2004 from $6.9 million, 14% of total revenues, in the second quarter of fiscal 2003. For the current six month period, selling and marketing expenses increased 7% to $16.9 million, 16% of total revenues, from $15.8 million, 16% of total revenues, in the first six months of fiscal 2003. These increases were primarily due to higher international commissions related to the sale of Selenias to satisfy the tender in Latin America and, to a lesser extent, higher trade show expenses. Partially offsetting these increases were lower commissions in the United States as a result of our transition to direct sales of mammography products in the United States.

General and Administrative. General and administrative expenses decreased 6% to $5.8 million, 10% of total revenues, in the second quarter of fiscal 2004 compared to $6.2 million, 12% of total revenues, in the second quarter of fiscal 2003. During the first six months of fiscal 2004, general and administrative expenses decreased 2% to $11.1 million, 10% of total revenues, from $11.4 million, 11% of total revenues in the first six months of fiscal 2003. These decreases were primarily due to a decrease in the bad debt reserve as a result of strong cash collections and a decrease in legal expenses.

Interest Income. Interest income decreased to $116,000 in the current quarter from $243,000 in the second quarter of fiscal 2003 and decreased to $224,000 in the current six month period from $419,000 in the comparable period in fiscal 2003. These decreases were primarily due to a decrease in the interest rate earned in fiscal 2004 compared to last year, partially offset by higher investment balances.

Interest / Other Expense. In the second quarters of fiscal 2004 and 2003, we incurred interest and other expenses of approximately $267,000 and $151,000, respectively. For the first six months of fiscal 2004 and 2003, we incurred interest and other expenses of $358,000 and $176,000, respectively. In the current quarter and first six months of fiscal 2004, these costs were primarily due to foreign currency transaction losses and interest costs on the Wells Fargo Foothill, Inc. note payable. For the first six months of fiscal 2003, these expenses were primarily due to the interest costs on the Wells Fargo Foothill, Inc. note payable. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision for Income Taxes. We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have provided for a nominal effective tax rate for fiscal 2004 and certain minimum taxes where net operating losses cannot be used during the first six months of fiscal 2004 and 2003.

Cumulative Effect of Change in Accounting Principle. We recognize product revenue upon the completion of installation for shipments that require more than perfunctory obligations at the time of shipment, specifically our digital imaging systems. During the fourth quarter of fiscal 2003, we adopted EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, as a cumulative effect of a change in accounting principle in accordance with APB 20, Accounting Changes, in fiscal 2003. In accordance with EITF 00-21 certain services including installation and training are deemed to be separate units of accounting requiring such services to be accounted for separately from product revenue. We have reviewed the terms and conditions of our revenue arrangements and determined that these services can be accounted for separately from the product element as our products have value to our customers on a standalone basis and we have objective and reliable evidence of the fair value of the services. In accordance with EITF 00-21, revenues for the product portion of multiple element sales arrangements will continue to be recorded upon shipment based on the relative fair value of the product on a standalone basis. In connection with the adoption of EITF 00-21, we recorded a cumulative effect adjustment of $207 in the first quarter of fiscal 2003 and reclassified $1.0 million and $2.1 million of product revenue to service revenue for the three months and six months ended March 29, 2003.

Segment Results of Operations

As a result of our decision to phase out our digital general radiography systems and to focus on supplying our digital detectors to other original equipment manufacturers, as well as the current trends in the markets in which we compete, we have revised our segment reporting. Our businesses are now reported as four segments: osteoporosis assessment; mammography; digital detectors and other. Prior periods have been restated to conform to this presentation. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements included in our 2003 Annual Report on Form 10-K. We measure segment performance based on total revenues and operating income or loss. Revenues from each of these segments are described above. The discussion that follows is a summary analysis of revenues and the primary changes in operating income or loss by segment.

Osteoporosis Assessment. Osteoporosis assessment revenues decreased 10% to $16.6 million for the second quarter of fiscal 2004, compared to $18.4 million for the same period in fiscal 2003 and decreased 6% to $33.1 million for the first six months of fiscal 2004 compared to $35.1 million for the comparable period in fiscal 2003. These decreases were primarily due to a decrease in service revenue, a decrease in revenues from a shift in sales of densitometers to international markets at a lower selling price than the U.S. market and a decrease in the number of Sahara ultrasound units sold. In the second quarter of fiscal 2004 we began selling our Explorer bone densitometer, our new lower priced system for international markets. Operating income for osteoporosis assessment was $1.9 million and $3.5 million for the three and six months ended March 27, 2004 compared to operating income of $3.0 million and $4.8 million for the same periods in fiscal 2003. The decrease in operating income for this business segment was primarily due to decreased gross margins from the decreases in product and service revenues, the lower selling prices on the shift to international sales and an increased allocation of operating expenses previously absorbed by the digital general radiography systems business, which is being phased out. Partially offsetting these decreases in operating income was reduced commissions expense related to the product revenue decrease.

Mammography. Mammography revenues increased 40% to $27.9 million for the second quarter of fiscal 2004 from $19.8 million for the same period in fiscal 2003 and increased 21% to $50.3 million for the first six months of fiscal 2004 compared to $41.6 million for the comparable period in fiscal 2003. These increases were primarily due to an increase in the number of digital mammography systems sold worldwide and to a lesser extent, multicare stereotactic tables sold in the United States and an increase in service revenues. These increases were partially offset by fewer analog mammography systems sold, primarily in the United States. Operating income for this business segment was $2.0 million in the second quarter of fiscal 2004 compared to an operating loss of $97,000 in the corresponding quarter of fiscal 2003. For the six months ended March 27, 2004, operating income was $2.4 million compared to $672,000 for the first six months of fiscal 2003. These increases in operating income were primarily due to the increased revenues and the additional gross margin from the shift in product revenues to our more profitable Selenia full field digital mammography systems from our analog mammography systems. Partially offsetting this increase was additional international commissions related to a multiple unit Selenia sale in Latin America in both of the first two quarters of fiscal 2004 and an increased allocation of operating expenses previously absorbed by the digital general radiography business.

Digital Detectors. Digital detector revenues increased 34% to $3.0 million for the second quarter of fiscal 2004 from $2.2 million for the same period in fiscal 2003 and increased 38% to $4.7 million for the first six months of fiscal 2004 compared to $3.4 million for the corresponding period in fiscal 2003. These increases were primarily attributable to the increased number of digital detectors sold. The digital detector business operating loss increased 17% to $1.3 million in the second quarter of fiscal 2004 from $1.1 million in the second quarter of fiscal 2003. For the six months ended March 27, 2004, the operating loss for this segment decreased 8% to $2.9 million from $3.1 million for the comparable period in fiscal 2003. The increase in the operating loss in the current quarter was primarily due to increased warranty expenses partially offset by improved gross profits from an increase in product sales. The decrease in the operating loss in the current six month period was primarily due to improved gross profits from an increase in product sales and, to a lesser extent, a decrease in research and development spending related to our digital detector development for Selenia partially offset by increased warranty expenses.

Other. Other revenues for this business segment, which includes the mini C-arm business, the digital general radiography business and the conventional general radiography service business decreased 16% to $8.3 million for the second quarter of fiscal 2004 from $9.8 million for the same period in fiscal 2003 and decreased 9% to $17.4 million for the first six months of fiscal 2004 compared to $19.2 million for the corresponding period in fiscal 2003. These decreases were primarily attributable to a decrease in the number of digital general radiography systems sold. Operating income was $247,000 in the second quarter of fiscal 2004 compared to an operating loss of $1.5 million in the second quarter of fiscal 2003. For the six months ended March 27, 2004, operating income was $902,000 compared to an operating loss of $3.0 million for the comparable period in fiscal 2003. These improvements in operating income were primarily due to lower operating expenses as a result of our decision to de-emphasize the digital general radiography systems business, which is being phased out and reallocate resources and costs in order to focus on the more profitable and faster growing digital mammography systems.

Liquidity and Capital Resources

At March 27, 2004 we had approximately $110.5 million of working capital. At that date our cash and cash equivalents totaled $56.1 million. Our cash and cash equivalents balance increased approximately $11.0 million during the first six months of fiscal 2004 primarily due to cash provided by operating activities and, to a lesser extent, financing activities partially offset by purchases of property and equipment.

In the first six months of fiscal 2004 operating activities provided us with $11.3 million of cash. Our cash provided by operating activities reflected net income of $3.6 million for the first six months of fiscal 2004 plus non-cash charges for depreciation and amortization of $3.8 million and an increase of $3.8 million from changes in our current assets and liabilities. Cash provided by operations due to changes in our current assets and liabilities included an increase in deferred revenue of $2.4 million, a decrease in accounts receivable of $1.6 million and a decrease in inventory of $1.2 million that were partially offset by a decrease in accounts payable of $1.5 million. The increase in deferred revenue was primarily due to an increase in the number of deferred service contracts and an increase in customer deposits. The decrease in accounts receivable was primarily due to the collection of a multiple unit Selenia sale during the second quarter of fiscal 2004. The decrease in inventory was primarily the result of improved supply chain management. The decrease in accounts payable was primarily due to timing of payments.

In the first six months of fiscal 2004, we used approximately $3.0 million of cash in investing activities. This use of cash was primarily attributable to purchases of property and equipment which consisted primarily of computer hardware, demonstration equipment and manufacturing equipment.

In the first six months of fiscal 2004, financing activities provided us with $2.7 million of cash. These cash flows included approximately $3.0 million from the sale of our Common Stock upon exercise of stock options, partially offset by $340,000 of repayments of our notes payable.

As of March 27, 2004 we had short term borrowings of $982,000 and long term notes payable totaling

$708,000. The short term borrowings represent the current portion of our long term note payable to Wells Fargo Foothill, Inc. of $480,000 and the $502,000 balance due on the note to Fleet in connection with the settlement of the Fleet litigation. The Fleet note bears interest at Fleet’s prime rate plus 1% with the full amount of principal to be paid on August 10, 2004. The long term note payable represents the long term portion of our term loan under our credit facility with Wells Fargo Foothill, Inc.

In September 2001 we obtained a secured loan from Wells Fargo Foothill, Inc. This loan agreement provides for a term loan of approximately $2.4 million, which we borrowed at signing, and a revolving line of credit facility. The maximum amount we can borrow under the loan agreement and amendments is $20.0 million. The loan agreement and amendments contain financial and other covenants and the actual amount which we can borrow under the line of credit at any time is based upon a formula tied to the amount of our qualifying accounts receivable. In July 2003 we amended this loan agreement primarily to simplify financial covenants and to reduce the fees related to this facility. The term loan accrues interest at prime plus 1.0% for five years. The line of credit advances accrue interest at a prime plus 0.25%. The line of credit expires in September 2005. We were in compliance with all covenants as of March 27, 2004.

We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (2.13% at September 27, 2003) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At March 27, 2004 and September 27, 2003, there were no outstanding borrowings under this line.

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

There were no material changes to our contractual obligations and commitments from September 27, 2003.

Except as set forth above, we do not have any other significant capital commitments. We believe that we have sufficient funds in order to fund our operations over the next twelve months.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a loan and security agreement with Wells Fargo Foothill, Inc. (the Foothill Agreement) and a European line of credit. The Foothill Agreement term loan accrues interest at the prime rate plus 1.0% and the European Line of Credit accrues interest at the Europe Interbank Offered Rate plus 1.50%. At March 27, 2004, we had $1.2 million outstanding under the Foothill Agreement and there were no amounts outstanding under the line of credit.

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

As of March 27, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on March 1, 2004. At the meeting, a total of 16,872,111 shares or 84% of the Common Stock issued and outstanding as of the record date, were represented in person or by proxy. Set forth below is a brief description of each matter voted upon at the meetings and the voting results with respect to each matter.

1.	A proposal to elect the following seven persons to serve as members of the Company’s Board of Directors for the ensuing year and until their successors are duly elected:

Name	For	Withheld	Abstain
John W. Cumming	16,531,509	340,602	0
Irwin Jacobs	15,954,645	917,466	0
Glenn P. Muir	16,497,499	374,612	0
William A. Peck	15,955,296	916,815	0
Nancy L. Leaming	15,955,796	916,315	0
Jay A. Stein	16,532,186	339,925	0
David R. LaVance, Jr.	15,955,296	916,815	0

2.	A proposal to amend the Company’s Amended and Restated 1999 Equity Incentive Plan.

For: 7,517,098     Against: 1,576,911     Abstain: 659,419     Broker Non-Votes: 7,118,683

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits furnished:

Exhibit Number	Reference
3.03 Amended and Restated Bylaws	filed herewith

31.1 Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2 Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1 Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2 Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

(b)	Reports on Form 8-K:

The following Current Report on Form 8-K was furnished by the registrant during the period covered by this report:

Current Report on Form 8-K furnished to the SEC on February 3, 2004 regarding the release of a press release announcing the Company’s financial results for the first quarter ended December 27, 2003.

HOLOGIC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc. (Registrant)

May 11, 2004 Date	/s/ John W. Cumming
John W. Cumming
Chairman and Chief Executive Officer

May 11, 2004 Date	/s/ Glenn P. Muir
Glenn P. Muir
Executive Vice President, Finance and Treasurer
(Principal Financial Officer)