Form 10-Q
period 2004-06-26
HOLOGIC INC
filed 2004-08-06
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

or

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

Yes ☒     No ☐

As of August 4, 2004, 20,510,293 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

HOLOGIC, INC. AND SUBSIDIARIES

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 26, 2004	September 27, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,944	$45,177
Accounts receivable, less reserves of $2,867 and $3,477, respectively	47,759	43,831
Inventories	42,956	43,426
Prepaid expenses and other current assets	9,673	9,554

Total current assets	157,332	141,988

PROPERTY AND EQUIPMENT, at cost:
Land	1,500	1,500
Buildings and improvements	13,621	13,607
Equipment	36,384	33,505
Furniture and fixtures	3,540	3,660
Leasehold improvements	2,696	2,637

	57,741	54,909
Less: Accumulated depreciation and amortization	25,585	22,803

	32,156	32,106

INTANGIBLE ASSETS:
Patented technology, net of accumulated amortization of $6,465 and $5,732, respectively	1,038	1,702
Developed technology and know-how, net of accumulated amortization of $4,088 and $3,405, respectively	5,655	6,338
Goodwill	6,285	5,810

	12,978	13,850
Other assets	414	659

Total assets	$202,880	$188,603

	June 26, 2004	September 27, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of note payable	$943	$480
Accounts payable	10,891	10,819
Accrued expenses	18,095	17,387
Deferred revenue	12,360	9,440

Total current liabilities	42,289	38,126

Note payable, net of current portion	590	1,550
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value- Authorized – 1,623 shares Issued – 0 shares	—	—
Common stock, $.01 par value Authorized - 30,000 shares Issued – 20,471 and 19,966 shares, respectively	205	200
Capital in excess of par value	148,429	144,455
Retained earnings	12,986	6,032
Accumulated other comprehensive loss	(1,155)	(1,296)
Treasury stock, at cost - 45 shares	(464)	(464)

Total stockholders’ equity	160,001	148,927

Total liabilities and stockholders’ equity	$202,880	$188,603

See accompanying notes

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Revenues:
Product sales	$46,219	$39,811	$127,831	$116,739
Service and other revenue	13,006	12,521	36,925	34,892

	59,225	52,332	164,756	151,631

Costs and Expenses:
Cost of product sales	24,268	22,248	67,194	64,200
Cost of service and other revenue	12,771	11,604	35,362	32,844
Research and development	4,143	4,366	12,296	14,018
Selling and marketing	7,554	7,561	24,435	23,384
General and administrative	7,062	5,519	18,135	16,870

	55,798	51,298	157,422	151,316

Income from operations	3,427	1,034	7,334	315
Interest income	125	137	349	556
Interest/other expense	(54)	(100)	(412)	(276)

Income before provision for income taxes and cumulative effect of change in accounting principle	3,498	1,071	7,271	595
Provision for income taxes	173	52	317	106

Income before cumulative effect of change in accounting principle	3,325	1,019	6,954	489
Cumulative effect of change in accounting principle	—	—	—	(207)

Net income	$3,325	$1,019	$6,954	$282

Basic income per common and common equivalent share:
Income before cumulative effect of change in accounting principle	$0.16	$0.05	$0.34	$0.02
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net income	$0.16	$0.05	$0.34	$0.01

Diluted income per common and common equivalent share:
Income before cumulative effect of change in accounting principle	$0.15	$0.05	$0.33	$0.02
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net income	$0.15	$0.05	$0.33	$0.01

Weighted average number of common shares outstanding:
Basic	20,359	19,656	20,183	19,571

Diluted	21,471	20,236	21,220	19,915

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	June 26, 2004	June 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,954	$282
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	4,261	4,073
Amortization	1,403	1,471
Non-cash interest expense	92	165
Changes in assets and liabilities-
Accounts receivable	(3,800)	(713)
Inventories	623	(8,185)
Prepaid expenses and other current assets	(98)	6,168
Accounts payable	(101)	(309)
Accrued expenses	635	(2,439)
Deferred revenue	2,875	(460)

Net cash provided by operating activities	12,844	53

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition of distributor	(341)	—
Purchases of property and equipment	(4,275)	(7,122)
Decrease (increase) in other assets	98	(16)

Net cash used in investing activities	(4,518)	(7,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(497)	(654)
Net proceeds from sale of common stock	3,979	1,664

Net cash provided by financing activities	3,482	1,010

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(41)	113

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,767	(5,962)
CASH AND CASH EQUIVALENTS, beginning of period	45,177	45,836

CASH AND CASH EQUIVALENTS, end of period	$56,944	$39,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$278	$100

Cash paid during the period for interest	$73	$135

NET CASH PAID FOR ACQUISITION:
Costs in excess of net assets of distributor acquired	$475	$—
Liabilities assumed	(134)	—

Net cash paid for acquisition	$341	$—

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share data)

(1)	Basis of Presentation

The consolidated financial statements of Hologic, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 27, 2003, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 23, 2003.

The consolidated balance sheet as of June 26, 2004, the consolidated income statements for the three and nine months ended June 26, 2004 and June 28, 2003 and the consolidated statements of cash flows for the nine months ended June 26, 2004 and June 28, 2003, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three and nine months ended June 26, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 25, 2004. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

(2)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 26, 2004	September 27, 2003
Raw materials and work-in-process	$31,736	$33,596
Finished goods	11,220	9,830

	$42,956	$43,426

Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(3)	Net Income Per Share

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Basic weighted average common shares outstanding	20,359	19,656	20,183	19,571
Weighted average common equivalent shares	1,112	580	1,037	344

Diluted weighted average common shares outstanding	21,471	20,236	21,220	19,915

Diluted weighted average shares outstanding do not include options outstanding to purchase 621 and 657 common-equivalent shares for the three and nine months ended June 26, 2004, respectively, and 1,437 and 1,400 common-equivalent shares for the three and nine months ended June 28, 2003, respectively, as their effect would have been antidilutive.

(4)	Stock Based Compensation

The Company applies the intrinsic value method per Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for stock-based compensation plans other than for restricted stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, therefore, no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have approximated the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income as reported	$3,325	$1,019	$6,954	$282
Deduct: Total stock-based employee compensation expense determined under fair value - based method for all awards, net of related tax effects	$(1,052)	$(523)	$(2,669)	$(1,670)

Pro forma net income (loss)	$2,273	$496	$4,285	$(1,388)

Net income (loss) per share:
Basic – as reported	$0.16	$0.05	$0.34	$0.01

Basic – pro forma	$0.11	$0.03	$0.21	$(0.07)

Diluted – as reported	$0.15	$0.05	$0.33	$0.01

Diluted – pro forma	$0.11	$0.02	$0.20	$(0.07)

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No. 148 pro forma disclosure and the weighted average information are as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Risk – free interest rate	3.42%	2.18%	2.91%	2.44%
Expected dividend yield	—	—	—	—
Expected lives	4 years	4 years	4 years	4 years
Expected volatility	70%	70%	70%	70%

(5)	Concentrations of Credit Risk

The Company historically utilized a distributor in the United States for certain product lines. Revenue for systems and spare parts sold to this distributor is recognized at the time of shipment as the terms are FOB net 30-days and title to the product and risk of loss passes to the distributor at the time of shipment. The distributor is responsible for selling, installing, collecting, and providing service to their customer and the Company’ collection of this receivable from the distributor is not in any way dependent on resale of the underlying equipment. In the first quarter of fiscal 2003, this distributor (“the historical distributor”) sold one of its wholly owned subsidiaries to another company creating a new distributor (“the new distributor”) for the Company’s mammography systems. On January 1, 2003, the Company terminated its relationship with the new distributor and commenced a direct sales effort in the U.S. for the product lines carried by the new distributor. The Company continued its relationship with the historical distributor for products other than mammography products.

The termination agreement with the new distributor provided for the continuation of sales of Hologic product to them for existing customer orders and for the continuation of service parts for a two-year period. The Company had accounts receivable from the new distributor of approximately $368 and $937 as of June 26, 2004 and September 27, 2003, respectively. Accounts receivable from the historical distributor was approximately $3,282 and $3,118 as of June 26, 2004 and September 27, 2003, respectively.

The new distributor accounted for 4% and 5% of product revenues for the three and nine months ended June 28, 2003, respectively. The historical distributor accounted for 6% and 8% of product revenues for the three months ended June 26, 2004 and June 28, 2003, respectively, and 7% and 13% of product revenues for the nine months ended June 26, 2004 and June 28, 2003, respectively. There were no other customers with balances greater than 10% of accounts receivable as of June 26, 2004 or September 27, 2003 and no other customers with greater than 10% of the Company’s product revenues for the first nine months of fiscal 2004 or fiscal 2003.

(6)	Comprehensive Income

The Company’s only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.

A reconciliation of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income as reported	$3,325	$1,019	$6,954	$282
Foreign currency translation adjustment	(6)	155	141	498

Comprehensive income	$3,319	$1,174	$7,095	$780

(7)	Business Segments and Geographic Information

As a result of the Company’s decision to phase out its digital general radiography systems and to focus on supplying its digital detectors to other original equipment manufacturers, as well as the current trends in the markets in which the Company competes, the Company revised its segment reporting, effective as of the beginning of the current fiscal year. The Company’s businesses are now reported as four segments: mammography; osteoporosis assessment; digital detectors and other. Identifiable assets for the four principal operating segments consist of inventories and intangible assets. The Company has presented all other assets, liabilities and stockholders’ equity as Corporate Assets. Prior periods have been reclassified to conform to this presentation. Intersegment sales consist of digital detectors, which are recorded at cost and eliminated in consolidation. Segment information for the three months and nine months ended June 26, 2004 and June 28, 2003 is as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Total revenues–
Mammography	$30,611	$21,752	$80,960	$63,394
Osteoporosis Assessment	17,614	17,754	50,720	52,840
Digital Detectors	4,683	2,207	9,384	5,611
Other	6,317	10,619	23,692	29,786

	$59,225	$52,332	$164,756	$151,631

Operating income (loss)–
Mammography	$3,001	$1,239	$5,425	$1,911
Osteoporosis Assessment	1,961	2,572	5,438	7,330
Digital Detectors	(1,073)	(1,589)	(3,967)	(4,801)
Other	(462)	(1,188)	438	(4,125)

	$3,427	$1,034	$7,334	$315

Depreciation and amortization–
Mammography	$551	$591	$1,663	$1,789
Osteoporosis Assessment	697	590	2,263	2,081
Digital Detectors	473	487	1,385	1,256
Other	138	179	353	418

	$1,859	$1,847	$5,664	$5,544

Capital expenditures–
Mammography	$605	$603	$1,052	$1,790
Osteoporosis Assessment	488	1,042	2,133	3,438
Digital Detectors	489	192	1,090	1,894
Other	—	—	—	—

	$1,582	$1,837	$4,275	$7,122

	June 26, 2004	September 27, 2003
Identifiable assets–
Mammography	$27,766	$28,958
Osteoporosis Assessment	11,431	10,652
Digital Detectors	5,857	5,250
Other	10,880	12,417
Corporate	146,946	131,326

	$202,880	$188,603

Export product sales from the United States to unaffiliated customers primarily in Europe, Asia and Latin America during the three and nine months ended June 26, 2004 totaled approximately $16,269 and $50,148, respectively, and for the three and nine months ended June 28, 2003 totaled approximately $12,069 and $36,568, respectively.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation. Export product sales as a percentage of total product sales are as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Europe	21%	14%	20%	16%
Asia	11	14	11	13
Latin America	2	1	7	1
All others	1	1	1	1

	35%	30%	39%	31%

(8)	Litigation

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

Product warranty activity for the nine months ended June 26, 2004 is as follows (in thousands):

Balance at September 27, 2003	Accruals for warranties issued during the period	Decrease to preexisting warranties	Balance at June 26, 2004
$4,475	$4,171	$(4,350)	$4,296

(10)	Receivable from Officer

In fiscal 2000 and 2001, the Company loaned an officer an aggregate of $500, which is required to be repaid quarterly through April 2006. In the event of a change in control, as defined, the amounts outstanding will be forgiven. The note is unsecured and bears interest at 7% per annum. In December 2002, the Compensation Committee of the Board of Directors approved a special bonus program to provide the officer with the funds necessary to pay the quarterly installments due under the loan. Under the special bonus program, for so long as the officer remains an officer of the Company and there are amounts remaining to be repaid under the loan, the Company will pay the officer a special quarterly bonus equal to the amount due under the loan, including interest due, plus an additional payment equal to the taxes due as a result of the special bonus and such additional payment, such that the net-after-tax special quarterly bonus to be received by the officer will equal the principal and interest then due under the loan. During the nine months ended June 26, 2004 the Company recognized $235 in bonus expense under the special bonus program related to this note.

(11)	Adoption of EITF 00-21 and Cumulative Effect of a Change in Accounting Principle

In the fourth quarter of 2003, the Company adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, as a cumulative effect adjustment of a change in accounting principle, accordingly, the revenue representing the fair value of services not performed at the time of product shipment such as installation and training are deferred and recognized as performed. Additionally, revenue related to installation and training activities have been classified as service and other revenue. All prior periods presented have been reclassified to conform with the current-period presentation.

(12)	Acquisition of Belgian Distributor

In October 2003, the Company acquired the mammography distribution rights for Belgium and Luxembourg from the Company’s Belgian distributor in exchange for $341,000 in cash and the assumption of certain service liabilities totaling $134,000. The Company also purchased spare parts and computers for an additional $79,000.

(13)	Goodwill and Intangible Assets

Effective September 30, 2001, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects the Company’s treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the Statement’s criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives ceased.

Consistent with prior years, the Company conducted its annual impairment test of goodwill during the second quarter of fiscal 2004. The Company considered a number of factors, including an independent valuation, to conduct this test. The valuation is based upon expected future discounted operating cash flows of the mammography reporting unit as well as analysis of recent sales or offerings of similar companies. The timing and size of impairment charges involved the application of management’s judgment and could significantly affect the Company’s operating results. The Company determined that it met all of the criteria under SFAS No. 142 to carry-forward the prior year determination of reporting unit fair value and based on the applicable valuation determined that no impairment exists.

Goodwill by reporting segment consists of the following:

Reporting Segment	Balance as of June 26, 2004	Balance as of September 27, 2003
Mammography	$6,285	$5,810

Intangible assets consist of the following:

			As of June 26, 2004		As of September 27, 2003
Reporting Segment	Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Mammography	Developed Technology	10 years	$9,743	$4,088	$9,743	$3,405
Osteoporosis Assessment	Patents	1-20 years	4,952	4,347	4,952	4,239
Digital Detectors	Patents	1-5 years	551	301	482	223
Other	Patents	4 years	2,000	1,817	2,000	1,270

The estimated remaining amortization expense for each of the five succeeding fiscal years:

September 25, 2004	$478
September 30, 2005	1,150
September 29, 2006	1,109
September 28, 2007	1,075
September 26, 2008	1,019

(14)	Acquisition Costs

During the quarter ended June 26, 2004, the Company entered into a non-binding letter of intent to acquire another business. During its third quarter, the Company decided not to complete the contemplated transaction and incurred $741 of professional fees associated with due diligence procedures associated with the potential transaction, which was charged to general and administrative expenses.

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

OVERVIEW

We are engaged in the development, manufacture and distribution of proprietary X-ray, digital X-ray and other medical imaging systems. Our businesses are reported as four segments: mammography; osteoporosis assessment; digital detectors and other.

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

RESULTS OF OPERATIONS

Product Sales.

	Three Months Ended						Nine Months Ended
	June 26, 2004		June 28, 2003				June 26, 2004		June 28, 2003
		% of Total		% of Total	Change			% of Total		% of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
Product Sales
Mammography	$25,185	43%	$17,034	33%	$8,151	48%	$65,969	40%	$50,531	33%	$15,438	31%
Osteoporosis Assessment	$13,031	22%	$12,920	25%	$111	1%	$37,899	23%	$38,598	25%	($699)	(2%)
Digital Detectors	$3,959	7%	$1,900	4%	$2,059	108%	$7,716	5%	$4,783	3%	$2,933	61%
Other	$4,044	7%	$7,957	15%	($3,913)	(49%)	$16,247	10%	$22,827	15%	($6,580)	(29%)

	$46,219	78%	$39,811	76%	$6,408	16%	$127,831	78%	$116,739	77%	$11,092	10%

In the current three and nine month periods, our product sales increased 16% and 10% respectively, compared to the corresponding periods in the prior year, primarily due to the continued growth in the number of our Selenia full field digital mammography systems sold, and to a lesser extent our increase in digital detector sales. Partially offsetting these increases was the decrease in sales attributable to our continued phasing out of our general radiography systems business, which is included in our other segment. By the end of fiscal 2004, we expect to have completed our exit from this business.

Mammography product sales increased 48% in the current quarter compared to the corresponding period in the prior year, primarily due to an $8.1 million increase in digital mammography sales. This increase was primarily attributable to an increase in the number of Selenia full field digital mammography systems sold worldwide. We believe that this sales growth primarily reflects the growing acceptance of our Selenia mammography system since our introduction of the system in the first quarter of 2003 as well as the continuing growth in the overall market for digital mammography systems. This increase in Selenia sales was partially offset by a $1.1 million decrease in analog mammography systems sales, primarily due to a $2.2 million decrease in analog systems sales in the United States, that was partially offset by a $1.1 million increase in international sales. The decrease in analog system sales in the United States was primarily attributable to a decrease in the number of systems sold, which we attribute primarily to a decrease in the market for analog systems as a result of the growing acceptance of digital technology. The increase in international analog sales was primarily attributable to the increase in the number of systems sold internationally.

For the current nine month period, mammography product sales increased 31% compared to the corresponding period in the prior year, primarily due to a $26.9 million increase in worldwide digital mammography sales and a $2.3 million increase in Multicare stereotactic tables sold in the United States. These increases were primarily attributable to an increase in unit sales, reflecting the growing acceptance of our Selenia mammography system and of digital mammography in general. The increase in sales of our Multicare stereotactic tables, primarily in the United States, was primarily attributable to increased sales in the first two quarters of the current year. These increases were partially offset by a $14.7 million decrease in analog mammography systems sales in the United States, primarily as a result of reduced sales of those systems.

Osteoporosis assessment product sales in the current quarter were relatively constant as compared to the third quarter of fiscal 2003, primarily attributable to a $600,000 increase in product sales internationally that was partially offset by a $500,000 decrease in product sales in the United States. The increase in international sales was primarily attributable to an increase in the number of units sold, especially our lower priced Explorer bone densitometer in Europe. The decrease in sales in the United States was primarily attributable to a slight decrease in the number of bone densitometers sold and a slight reduction in average selling prices primarily attributable to an increase in sales of the lower priced Explorer systems and a shift to sales to our distributor for the primary care market.

Osteoporosis assessment product sales decreased 2% in the current nine month period compared to the corresponding period in the prior year. This decrease was primarily attributable to a $1.4 million decrease in sales of our dual-energy X-ray bone densitometry systems in the United States and a decrease of $700,000 due to a reduction in the number of Sahara ultrasound systems sold. The decrease in United States sales was primarily attributable to a decrease in the number of systems sold and a shift to our lower priced systems sold into the primary care market These reductions were partially offset by an $800,000 increase in upgrade sales and a $700,000 increase in sales in international markets, primarily attributable to an increase in the number of systems sold, and primarily the lower priced Explorer system.

Digital detector product sales increased 108% in the current quarter compared to the corresponding period in the prior year, primarily due to an increase in the number of digital detectors sold in the United States and in Europe. In the United States our sales of digital detectors increased by $1.4 million, primarily attributable to our increased sales of our digital detectors to original equipment manufacturers for incorporation in their general radiography systems. In Europe, our sale of digital detectors increased by $700,000, primarily attributable to our commencement in 2004 of our commercial sale of digital detectors for incorporation into mammography systems.

Digital detector product sales increased 61% in the current nine month period compared to the corresponding period in the prior year. The increase in the current nine month period was primarily due to an increase in the number of digital detectors sold in the United States and Europe, partially offset by a decrease in the number of detectors sold in Asia. Product sales of digital detectors in the current nine month period increased $1.8 million in the United States and $1.7 million in Europe and decreased $550,000 in Asia compared to the corresponding period in fiscal 2003. The increase in the United States primarily reflects the increase in the number of digital detectors sold for general radiography systems, while the increase for Europe primarily reflects the increase in the number of digital detectors sold for mammography systems. The decrease in Asia primarily reflects a reduction in the number of digital detectors sold. We believe that our increase in digital detector sales reflects the growing acceptance of digital radiography and our technology, as well as our decision to phase out our digital general radiography systems and to focus on supplying our digital detectors to other original equipment manufacturers.

Other product sales decreased 49% in the current quarter compared to the corresponding period in the prior year. This decrease was primarily attributable to a $2.9 million decrease in worldwide digital general radiography product sales and a $1.1 million decrease in our mini C-arm product sales, primarily in the United States. In the current nine month period, other product sales decreased 29% compared to the corresponding period in the prior year. This decrease was primarily attributable to a $4.8 million decrease in worldwide digital general radiography product sales and a $1.9 million decrease in our mini C-arm product sales, primarily in the United States. The decrease in general radiography product sales reflects our decision to phase out our digital general radiography systems. As a result of this decision, we expect our product sales for our digital general radiography systems to be negligible next year. In the current three and nine month periods, sales of digital general radiography systems accounted for $1.5 million and $6.7 million of other product revenues, respectively.

We attribute the decrease in sales of our mini C-arm products primarily to a reduction in the number of systems sold as a result of competitive factors.

In the first nine months of fiscal 2004, approximately 61% of product sales were generated in the United States, 20% in Europe, 11% in Asia, 7% in Latin America and 1% in other international markets. In the first nine months of fiscal 2003, approximately 69% of product sales were generated in the United States, 16% in Europe, 13% in Asia, 1% in Latin America and 1% in other international markets. We believe the shift in sales to Europe and other international markets is primarily due to the timing of an increase in demand from those territories. The increase in sales in Latin America during the current nine month period was primarily attributable to the fulfillment of a large order for our Selenia digital mammography systems to satisfy a tender in the first six months of the current fiscal year.

Service and Other Revenue.

	Three Months Ended						Nine Months Ended
	June 26, 2004		June 28, 2003				June 26, 2004		June 28, 2003
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change		Amount	% of Total Revenue	Amount	% of Total Revenue	Change
					Amount	%					Amount	%
Service and Other Revenue	$13,006	22%	$12,521	24%	$485	4%	$36,925	22%	$34,892	23%	$2,033	6%

Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 4% in the current quarter and 6% in the current nine month period compared to the corresponding periods of the prior year. The increases in service and other revenue in fiscal 2004 were primarily due to an increase in the current three and nine month periods in service contract revenues compared to the corresponding periods in fiscal 2003. We believe that these increases reflect the continued growth in our installed base of systems.

Costs of Product Sales.

	Three Months Ended						Nine Months Ended
	June 26, 2004		June 28, 2003				June 26, 2004		June 28, 2003
	Amount	% of Product Sales	Amount	% of Product Sales	Change		Amount	% of Product Sales	Amount	% of Product Sales	Change
					Amount	%					Amount	%
Cost of Product Sales	$24,268	53%	$22,248	56%	$2,020	9%	$67,194	53%	$64,200	55%	$2,994	5%

The cost of product sales decreased as a percentage of product sales to 53% in the third quarter of fiscal 2004 from 56% in the third quarter of fiscal 2003 and to 53% in the current nine month period from 55% in the first nine months of fiscal 2003. These costs decreased as a percentage of product sales primarily due to increased revenues and improved gross margins recognized on the shift in mammography product sales to Selenia, our full field digital mammography systems. These systems have significantly higher selling prices, more than offsetting the higher costs of the product, when compared to analog mammography.

Costs of Service and Other Revenue.

	Three Months Ended						Nine Months Ended
	June 26, 2004		June 28, 2003				June 26, 2004		June 28, 2003
		% of Service Revenue		% of Service Revenue	Change			% of Service Revenue		% of Service Revenue	Change
	Amount		Amount		Amount	%	Amount		Amount		Amount	%
Cost of Service and Other Revenue	$12,771	98%	$11,604	93%	$1,167	10%	$35,362	96%	$32,844	94%	$2,518	8%

Cost of service and other revenue increased both in percentage of service revenue and absolute dollars, primarily related to additional personnel and other costs to expand our service capabilities, especially in the United States, as we continue to assume direct coverage of territories previously assigned to distributors and to support our growing installed base of products and due to increased warranty costs in our digital detector business. We expect our costs of service and other revenue to remain relatively high as a percentage of service and other revenue, reflecting our need to employ the required personnel for warranty, non-warranty and installation activities to service our growing installed base of products. We also expect an increase in customers entering into service agreements in connection with our transition to digital mammography and direct service coverage.

Operating Expenses.

	Three Months Ended						Nine Months Ended
	June 26, 2004		June 28, 2003				June 26, 2004		June 28, 2003
		% of Total Revenue		% of Total Revenue	Change			% of Total Revenue		% of Total Revenue	Change
	Amount		Amount		Amount	%	Amount		Amount		Amount	%
Operating Expenses
Research and Development	$4,143	7%	$4,366	8%	($223)	(5%)	$12,296	7%	$14,018	9%	($1,722)	(12%)
Selling and Marketing	$7,554	13%	$7,561	14%	($7)	(0%)	$24,435	15%	$23,384	15%	$1,051	4%
General and Administrative	$7,062	12%	$5,519	11%	$1,543	28%	$18,135	11%	$16,870	11%	$1,265	7%

	$18,759	32%	$17,446	33%	$1,313	8%	$54,866	33%	$54,272	36%	$594	1%

Research and Development Expenses. Research and development expenses decreased 5% and 12%, respectively, in the current three and nine month periods as compared to the corresponding periods in the prior year, primarily due to a decrease in research and development spending and personnel primarily related to our phase-out of the digital general radiography systems product line announced in the fourth quarter of fiscal 2003.

Selling and Marketing Expenses. Selling and marketing expenses were substantially unchanged for the current quarter and increased 4% in the current nine month period, as compared to the corresponding periods in the prior year. The increase in the current nine month period was primarily due to an increase of approximately $487,000 of tradeshow expenses related to the promotion of our full field digital mammography system, Selenia, an increase in compensation and related expenses of approximately $233,000 and an increase in literature costs of $150,000. Sales and marketing expenses have also shifted between the operating segments for the three and nine month periods, increasing in mammography related to the increasing revenues and decreasing for our digital general radiography systems which are being phased-out.

General and Administrative. General and administrative expenses increased 28% and 7%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in the current quarter of approximately $800,000 in bonus and profit sharing expense in accordance with the applicable plans as a result of continued improved financial results. In addition, we incurred $741,000 of due diligence expenses in the current quarter in connection with a potential acquisition. Prior to the end of the third quarter we decided not to pursue this potential acquisition further and accordingly expensed all acquisition costs in the current quarter.

Interest Income.

	Three Months Ended				Nine Months Ended
	June 26, 2004	June 28, 2003	Change		June 26, 2004	June 28, 2003	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$125	$137	($12)	(9%)	$349	$556	($207)	(37%)

Interest income decreased in the current three and nine month periods, compared to the corresponding periods in the prior year, primarily due to a decrease in the interest rate earned in fiscal 2004 compared to last year, partially offset by higher investment balances.

Interest / Other Expense.

	Three Months Ended				Nine Months Ended
	June 26, 2004	June 28, 2003	Change		June 26, 2004	June 28, 2003	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest / Other Expense	$54	$100	($46)	(46%)	$412	$276	$136	49%

In the current quarter, interest and other expense primarily consisted of interest costs on the Wells Fargo Foothill, Inc. note payable. For the first nine months of fiscal 2004, this expense included $229,000 of interest costs on the Wells Fargo Foothill, Inc. note payable and $174,000 of foreign currency transaction losses. For the first nine months of fiscal 2003, these expenses were primarily due to the interest costs on the Wells Fargo Foothill, Inc. note payable. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision for Income Taxes.

	Three Months Ended				Nine Months Ended
	June 26, 2004	June 28, 2003	Change		June 26, 2004	June 28, 2003	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$173	$52	$121	233%	$317	$106	$211	199%

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have provided for a nominal effective tax rate for fiscal 2004 and certain minimum taxes where net operating losses cannot be used during the first nine months of fiscal 2004 and 2003.

Cumulative Effect of Change in Accounting Principle.

	Three Months Ended				Nine Months Ended
	June 26, 2004	June 28, 2003	Change		June 26, 2004	June 28, 2003	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Cumulative Effect of Change in Accounting Principle	$0	$0	$0	0%	$0	$207	($207)	(100%)

We recognize product revenue upon the completion of installation for shipments that require more than perfunctory obligations at the time of shipment, specifically our digital imaging systems. During the fourth quarter of fiscal 2003, we adopted EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, as a cumulative effect of a change in accounting principle in accordance with APB 20, Accounting Changes, in fiscal 2003. In accordance with EITF 00-21 certain services including installation and training are deemed to be separate units of accounting requiring such services to be accounted for separately from product revenue. We have reviewed the terms and conditions of our revenue arrangements and determined that these services can be accounted for separately from the product element as our products have value to our customers on a standalone basis and we have objective and reliable evidence of the fair value of the services. In accordance with EITF 00-21, revenues for the product portion of multiple element sales arrangements will continue to be recorded upon shipment based on the relative fair value of the product on a standalone basis. In connection with the adoption of EITF 00-21, we recorded a cumulative effect adjustment of $207,000 in the first quarter of fiscal 2003 and reclassified $1.5 million and $3.6 million of product revenue to service revenue for the three and nine months ended June 28, 2003.

Segment Results of Operations

As a result of our decision to phase out our digital general radiography systems and to focus on supplying our digital detectors to other original equipment manufacturers, as well as the current trends in the markets in which we compete, we have revised our segment reporting. Our businesses are now reported as four segments: mammography; osteoporosis assessment; digital detectors and other. Prior periods have been restated to conform to this presentation. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements included in our 2003 Annual Report on Form 10-K.

We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of revenues and the primary changes in operating income or loss by segment.

Mammography.

	Three Months Ended						Nine Months Ended
	June 26, 2004		June 28, 2003				June 26, 2004		June 28, 2003
		% of Total Revenue		% of Total Revenue	Change			% of Total Revenue		% of Total Revenue	Change
	Amount		Amount		Amount	%	Amount		Amount		Amount	%
Total Revenues	$30,611	100%	$21,752	100%	$8,859	41%	$80,960	100%	$63,394	100%	$17,566	28%

Operating Income	$3,001	10%	$1,239	6%	$1,762	142%	$5,425	7%	$1,911	3%	$3,514	184%

Mammography revenues increased primarily due to the increase in the product sales discussed above and an increase in service revenues related to the increased number of systems in our installed base. In the current three and nine month periods, mammography service revenue increased by $700,000 and $2.1 million, respectively, as compared to the corresponding periods in the prior year. Operating income for this business segment increased primarily due to the increased revenues and the improved gross margin from that increase and the shift in product revenues to our more profitable Selenia full field digital mammography systems from our analog mammography systems. Our gross margin in this business segment was 42% and 41%, respectively, in the current three and nine month periods, compared to 35% in the corresponding periods of the prior year. Partially offsetting this increase was additional international commissions, totaling $2.1 million, related to a multiple unit Selenia sale in Latin America in the first two quarters of fiscal 2004 and an increased allocation of operating expenses previously absorbed by the digital general radiography business.

Osteoporosis Assessment.

	Three Months Ended						Nine Months Ended
	June 26, 2004		June 28, 2003				June 26, 2004		June 28, 2003
		% of Total Revenue		% of Total Revenue	Change			% of Total Revenue		% of Total Revenue	Change
	Amount		Amount		Amount	%	Amount		Amount		Amount	%
Total Revenues	$17,614	100%	$17,754	100%	($140)	(1%)	$50,720	100%	$52,840	100%	($2,120)	(4%)

Operating Income	$1,961	11%	$2,572	14%	($611)	(24%)	$5,438	11%	$7,330	14%	($1,892)	(26%)

Osteoporosis assessment revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to a $250,000 decrease in service and other revenue, including a $160,000 decrease in service revenue, that was partially offset by a $110,000 increase in product sales revenue. In the current nine month period, these revenues decreased, as compared to the corresponding period in the prior year, primarily due to a $1.2 million decrease in service revenues and the $700,000 decrease in product sales discussed above. The decrease in service revenues was primarily due to the completion of a multi-year service contract in Europe during fiscal 2004 that has not been renewed. Operating income for osteoporosis assessment decreased primarily due to decreased revenues and gross margins. Our gross margin in this business segment was 43% and 44%, respectively, in the current three and nine month periods, compared to 47% in the corresponding periods of the prior year. The decrease in osteoporosis assessment gross margins was primarily attributable to the decrease in revenues, a shift to international sales where we generally sell at lower prices through distributors and an increased allocation of operating expenses previously absorbed by the digital general radiography systems business, which is being phased out. Partially offsetting these decreases in operating income was reduced commissions expense, primarily related the shift to international sales.

Digital Detectors.

	Three Months Ended						Nine Months Ended
	June 26, 2004		June 28, 2003				June 26, 2004		June 28, 2003
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change		Amount	% of Total Revenue	Amount	% of Total Revenue	Change
					Amount	%					Amount	%
Total Revenues	$4,683	100%	$2,207	100%	$2,476	112%	$9,384	100%	$5,611	100%	$3,773	67%

Operating Loss	($1,073)	(23%)	($1,589)	(72%)	$516	(32%)	($3,967)	(42%)	($4,801)	(86%)	$834	(17%)

Digital detector revenues increased primarily due to the increased number of digital detectors sold as discussed above. The decrease in the digital detector business operating loss is primarily due to the increased revenues and the improved gross margin from that increase, and a decrease in our operating expenses. Our gross margin in this business segment was 15% and 13%, respectively, in the current three and nine month periods, compared to 14% and 17%, respectively, in the corresponding periods of the prior year. The decrease in operating expenses was primarily attributable to a decrease in research and development spending related to the completion of our digital detector development for Selenia, that was partially offset by increased warranty expenses relating to our increased sales.

Other.

	Three Months Ended						Nine Months Ended
	June 26, 2004		June 28, 2003				June 26, 2004		June 28, 2003
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change		Amount	% of Total Revenue	Amount	% of Total Revenue	Change
					Amount	%					Amount	%
Total Revenues	$6,317	100%	$10,619	100%	($4,302)	(41%)	$23,692	100%	$29,786	100%	($6,094)	(20%)

Operating Income (Loss)	($462)	(7%)	($1,188)	(11%)	$726	(61%)	$438	2%	($4,125)	(14%)	$4,563	(111%)

Revenues for this business segment, which includes the mini C-arm business, the digital general radiography business and the conventional general radiography service business, decreased primarily due to a decrease in the number of digital general radiography systems sold worldwide, and to a lesser extent, a decrease in product sales of our mini C-arm products primarily in the United States. The improvements in operating income were primarily due to lower operating expenses as a result of our decision to de-emphasize the digital general radiography systems business, which is being phased out and to reallocate resources and costs in order to focus on the more profitable and faster growing digital mammography systems. These improvements were partially offset by the reduced revenue and gross profits from the decrease in digital general radiography and mini C-arm system sales.

Liquidity and Capital Resources

At June 26, 2004, we had approximately $115.0 million of working capital. At that date our cash and cash equivalents totaled $56.9 million. Our cash and cash equivalents balance increased approximately $11.8 million during the first nine months of fiscal 2004 primarily due to cash provided by operating activities and, to a lesser extent, financing activities partially offset by purchases of property and equipment.

In the first nine months of fiscal 2004, operating activities provided us with $12.8 million of cash. Our cash provided by operating activities reflected net income of $7.0 million for the first nine months of fiscal 2004 plus non-cash charges for depreciation and amortization of $5.7 million and a decrease of $200,000 from changes in our current assets and liabilities. Changes in our current assets and liabilities included an increase in deferred revenue of $2.9 million, an increase in accrued expenses of $635,000 and a decrease in inventory of $623,000 that were offset by an increase in accounts receivable of $3.8 million. The increase in deferred revenue was primarily due to an increase in the number of deferred service contracts and an increase in customer deposits. The increase in accrued expenses was primarily due to timing of payments. The decrease in inventory was primarily the result of improved supply chain management. The increase in accounts receivable was primarily due to the increased revenues during fiscal 2004.

In the first nine months of fiscal 2004, we used approximately $4.5 million of cash in investing activities. This use of cash was primarily attributable to purchases of property and equipment which consisted primarily of computer hardware, demonstration equipment and manufacturing equipment.

In the first nine months of fiscal 2004, financing activities provided us with $3.5 million of cash. These cash flows included approximately $4.0 million from the sale of our Common Stock upon exercise of stock options, partially offset by $497,000 of repayments of our notes payable.

As of June 26, 2004, we had short-term borrowings of $943,000 and long term notes payable totaling $590,000. The short term borrowings represent the current portion of our long term note payable to Wells Fargo Foothill, Inc. of $477,000 and the $466,000 balance due on the note to Fleet in connection with the settlement of the Fleet litigation. The Fleet note bears interest at Fleet’s prime rate plus 1% with the full amount of principal to be paid on August 10, 2004. The long-term note payable represents the long-term portion of our term loan under our credit facility with Wells Fargo Foothill, Inc.

In September 2001, we obtained a secured loan from Wells Fargo Foothill, Inc. This loan agreement provides for a term loan of approximately $2.4 million, which we borrowed at signing, and a revolving line of credit facility. The maximum amount we can borrow under the amended loan agreement is $20.0 million. As of June 26, 2004, our net availability under this line of credit was $20.0 million. The amended loan agreement contains financial and other covenants and the actual amount which we can borrow under the line of credit at any time is based upon a formula tied to the amount of our qualifying accounts receivable. In July 2003 we amended this loan agreement primarily to simplify financial covenants and to reduce the fees related to this facility. The term loan accrues interest at prime plus 1.0% for five years. The line of credit advances accrue interest at a prime plus 0.25%. The line of credit expires in September 2005. We were in compliance with all covenants as of June 26, 2004.

We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (2.13% at September 27, 2003) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30-days notice. At June 26, 2004 and September 27, 2003, there were no outstanding borrowings under this line.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a loan and security agreement with Wells Fargo Foothill, Inc. (the Foothill Agreement) and a European line of credit. The Foothill Agreement term loan accrues interest at the prime rate plus 1.0% and the European Line of Credit accrues interest at the Europe Interbank Offered Rate plus 1.50%. At June 26, 2004, we had $1.1 million outstanding under the Foothill Agreement and there were no amounts outstanding under the line of credit.

Substantially all of our sales outside the United States are conducted in U.S. dollar denominated transactions. We operate two European subsidiaries, which incur expenses denominated in local currencies. However, we believe that these operating expenses will not have a material adverse effect on our business, results of operations or financial condition.

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

As of June 26, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

HOLOGIC, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.

No material developments.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits furnished:

Exhibit Number	Reference

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of filed herewith Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of filed herewith Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as filed herewith adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as filed herewith adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

The following Current Report on Form 8-K was furnished by the registrant during the period covered by this report:

Current Report on Form 8-K furnished to the SEC on May 4, 2004 regarding the release of a press release announcing the Company’s financial results for the second quarter ended March 27, 2004.

HOLOGIC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc. (Registrant)

August 6, 2004	/s/ John W. Cumming
Date	John W. Cumming Chairman and Chief Executive Officer

August 6, 2004	/s/ Glenn P. Muir
Date	Glenn P. Muir Executive Vice President, Finance and Treasurer (Principal Financial Officer)