Form 10-K
period 2004-09-25
HOLOGIC INC
filed 2004-12-08
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 25, 2004

or

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 26, 2004 was $393,779,245 based on the price of the last reported sale on the Nasdaq National Market System on that date.

As of December 6, 2004 there were 20,765,736 shares of the registrant’s Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended September 25, 2004 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•	our goal of expanding our market positions;

•	the development of new competitive technologies and products;

•	regulatory approval and clearances for our products;

•	production schedules for our products;

•	the anticipated development of our markets and the success of our products in these markets;

•	the anticipated performance and benefits of our products;

•	business strategies;

•	dependence on significant suppliers;

•	our ability to maintain effective internal controls;

•	the impact of acquisitions we may complete in the future;

•	compliance with covenants contained in credit facilities and long term leases;

•	anticipated trends relating to our financial condition or results of operations; and

•	our capital resources and the adequacy thereof.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the Risk Factors set forth in Part II Item 7 below as well as those discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements.

Part I

Item 1. Business

Overview

We are a leading developer, manufacturer and supplier of diagnostic and medical imaging systems primarily serving the healthcare needs of women. We focus our resources on developing systems and subsystems offering superior image quality and diagnostic accuracy, which has enabled us to capture significant market share and customer loyalty, despite the presence of large competitors. Our core women’s healthcare business units are focused on bone densitometry and mammography. Our bone densitometry product line and our Lorad line of mammography systems are premier brands in their markets. In addition, we develop, manufacture and supply mini C-arm imaging products and DirectRay digital detectors. Our digital detectors are sold primarily to Original Equipment Manufacturers (OEMs), to incorporate into their own equipment. We have begun to sell, distribute and service complementary products that were developed and manufactured by other original equipment manufacturers. Examples of these products include our jointly labeled breast imaging ultrasound system with Aloka Company, Ltd., our computer aided detection software for breast cancer detection with R2 Technology and iCAD, and our breast biopsy system with Suros Surgical Systems. Our customers include hospitals, imaging clinics and private practices and many of the leading healthcare organizations in the world. Our customers are also major pharmaceutical companies that utilize our products in conducting clinical trials.

We were founded on and remain committed to the principle of applying superior technology to medical imaging challenges. We achieved our first market and technology position shortly after the first commercial shipment of our initial product targeting bone densitometry in 1987. Our patented technology remains a leading bone densitometry assessment tool, offering superior, cost-effective accuracy and reliability. Starting in 1996, we embarked on an acquisition program intended to expand and diversify our business. In 1996 we acquired Fluoroscan Imaging Systems, a market leader for low intensity, real-time mini C-arm x-ray imaging devices that address the trend towards minimally invasive surgery. We have long identified mammography as an attractive growth opportunity where superior imaging technology could significantly improve diagnosis. With this goal in mind, in June 1999, we acquired Direct Radiography Corp., or DRC, from Sterling Diagnostic Imaging and have continued to invest in the development of their direct-to-digital x-ray technology, DirectRay, with an emphasis on mammography applications. In September 2000 we significantly expedited our entry into the mammography market by acquiring the U.S. assets of Trex Medical Corporation, which included the Lorad product line of mammography and minimally invasive breast biopsy systems used to detect breast cancer. We estimate that over 12,000 Lorad mammography systems have been sold worldwide. Our products are known within the industry for superior image quality and technological innovation. We successfully integrated our DirectRay technology into the Lorad mammography product line and offer both digital upgrades to our existing installed base and new digital systems to potential customers.

As a result of these acquisitions and our commitment to develop digital radiography, particularly for mammography systems, we generated losses in fiscal 1999, 2000 and 2001. In August 2001, we implemented an extensive restructuring plan focused on returning to profitability and strengthening our competitive position in the women’s health and emerging digital imaging markets. This restructuring plan included a company-wide cost savings initiative, that included a reduction of the workforce, reduction of operating expenses in each of our business units and the phase-out of non-core and unprofitable units. The second element of our restructuring plan focused on long-term revenue growth through new marketing programs, expanded distribution channels, and development of strategic business relationships. In January 2002, we officially closed our conventional x-ray equipment manufacturing facility located in Littleton, Massachusetts, which was acquired through our acquisition of the U.S. assets of Trex Medical. This business incurred significant losses during fiscal 2001. We relocated some of the Littleton product lines, and sales and service support personnel to our corporate headquarters in Bedford, Massachusetts. Since the beginning of fiscal 2001 through the end of fiscal 2003, we reduced our workforce by approximately 25%. We returned to profitability in the second quarter of fiscal 2002.

We are continuing to focus on expanding our market position in bone densitometry and mammography, including the growing field of digital mammography. To that end, in October 2002, we received final approval from the FDA to commence marketing activities with respect to our Lorad Selenia full field digital mammography system. In fiscal 2003, double digit growth in our two major women’s health care segments, bone densitometry and mammography, dramatically improved our profitability. In addition, we continued to focus on cost reductions and the expansion of our direct sales and service force in the United States and late in fiscal 2003 we began to de-emphasize sales of our lower margin digital end-use general radiography systems. We are continuing to evaluate new marketing programs to expand market share in our core markets, to assess new distribution channels for our product portfolio and to pursue business relationships and acquisitions that would allow us to further leverage our state-of-the-art technology base.

We were incorporated in Massachusetts in October 1985 and reincorporated in Delaware in March 1990. Unless the context otherwise requires, references to us, Hologic or our company refer to Hologic, Inc. and each of its consolidated subsidiaries. We view our operations and manage our business in four principal operating segments: osteoporosis assessment products, mammography products, direct-to-digital DirectRay detectors and all other which includes our mini C-arm imaging products and general radiography products. We have provided financial information concerning these segments in Note 9 of the Notes to our Consolidated Financial Statements included in this report.

Hologic and the Hologic Logo are registered trademarks of Hologic, Inc. Other trademarks, logos and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include: Acclaim, Affinity, Affinity Platinum, Alexia, “At LORAD, Every Month is Breast Cancer Month,” Auto Film ID, Backtrack, CADfx, “Clarity of Vision,” Contour, Dataport, Delphi, Digispot, Direct Radiography, DirectRay and the DirectRay signal profile logo, Discovery, Dual Hip, EPEX, EPEX ER, EPEX Symphony, Exam Coach, Explorer, Express BMD, Express Exam, Fluoroscan, HiBrite, HTC, Image Pro, Instant Vertebral Assessment, IRIS, IVA, IVA Works, LORAD, “LORAD A Hologic Company,” LORAD DSM, LORAD Elite, M-IV, M-IV Platinum, MultiCare, Omniflex, One Time, OnePage Dx, OnePage Fx, OnePass, Permagrid, Physicians Report Writer, Physicians Viewer, Picturing Life, Premier, Premier Encore, QDR, QDR-1000, QDR-4500, RADEX, RVA, Sahara, ScoutMarc, SecurView, Selenia, SmartWindow, StereoLoc, SureLock, Tech Tips, UBA, and XRE.

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

Our Markets and Products

Our core women’s healthcare business units are focused on mammography and bone densitometry. - In addition, we develop, manufacture and supply other x-ray based products, such as general purpose direct-to-digital radiography detectors and mini C-arm imaging products.

Mammography and Other Breast Cancer Detection Products

Overview

According to the American Cancer Society, breast cancer is the second most common cancer among women, and more than 215,000 new cases of invasive breast cancer were expected to occur among women in the United States during 2004. Breast cancer ranks as the second leading cause of cancer-related deaths among women, causing an estimated 40,000 deaths in 2004. Over a lifetime, one in seven women will develop breast cancer and today there are slightly over 2 million women living in the U.S. who have been treated for breast cancer. As with all other invasive cancers, lowering morbidity and mortality can be directly related to the stage at which the disease is detected. Providing clinicians the tools necessary to assist in early detection of breast cancer represents a principal business of Hologic. With the acquisition of the U.S. assets of Trex Medical in September 2000, we gained access to the mammography and breast biopsy markets. Today we hold a leading share in the mammography market, primarily within the high-end segment.

In fiscal 2004, we shipped over 900 mammography products including 143 digital systems, and estimate our installed base of equipment at close to 12,000 systems worldwide.

Market

Leading industry sources estimate that the worldwide mammography imaging equipment market will be greater than $300 million in 2004, and anticipate it may grow to over $600 million by 2008. This market growth is being fueled primarily by the rapidly emerging segment of digital mammography, offset only partially by a decline in more conventional film-based technologies. These sources estimate that the U.S. market for digital mammography may grow to over $400 million by 2008 from its introduction only three years ago. International markets are expected to experience similar growth trends. In addition to speed and convenience, digital technology is expected to provide improved image quality over conventional films – ultimately leading to earlier detection. While digital mammography systems are presently several times more expensive than conventional systems, we believe they can provide long-term savings as they eliminate the recurring film and processing costs, reduce the cost of image storage, and have the potential to increase patient throughput.

Products

Our breast cancer detection business offers a broad line of breast imaging products, including the Selenia full field digital mammography system, a series of screen-film mammography systems and a range of breast biopsy systems. The Selenia system received U.S. FDA marketing approval in October of 2002. Its technology is based on our proprietary, amorphous selenium DirectRay digital detector, which preserves image sharpness by directly converting x-rays to electronic signals. We believe our Selenia full field direct-to-digital mammography system positions us to expand our share of the mammography market by offering clinicians one of the most advanced tools available for early detection of breast cancer.

Currently our highest-end LORAD screen-film mammography system, the M-IV Platinum, is considered a technology leader in the analog mammography marketplace. The M-IV Platinum incorporates our High Transmission Cellular, (HTC) Grid, recognized by Frost & Sullivan in connection with LORAD’s receipt of the 2001 Frost & Sullivan Technology Innovation Award, as one of the most effective contrast improvements in 20 years of breast imaging. The patented HTC technology reduces x-ray scatter in two dimensions, delivering superior contrast and resolution without an increase in radiation dose. We also began full commercial production of our mid-tier system, the LORAD Affinity, which can also be configured with our HTC technology. The LORAD Affinity is a high-performance screen-film mammography system specifically developed to fill a market need for a cost-effective product, with performance characteristics similar to high-end systems. The Affinity replaced our previous mid-tier system, the Elite, which we no longer manufacture.

We also offer two minimally invasive breast biopsy systems, the MultiCare Platinum prone stereotactic breast biopsy system and the StereoLoc II upright system. These systems provide an alternative to open surgical biopsy, which is sometimes performed under general anesthesia in the outpatient department of a hospital. Minimally invasive biopsies are most often performed in a physician’s office or a breast-imaging center on an outpatient basis under local anesthesia. Stereotactic biopsies cause far less tissue trauma and are less expensive than open surgical biopsies.

In 2004 we began marketing efforts and commenced sales of a dedicated ultrasound breast imaging system made for us under private label by Aloka Corporation. Breast ultrasound may assist in the early detection of breast cancer by providing unique imaging capabilities for differentiating between solid and cystic nodules and identifying suspicious areas in dense breasts.

The following is a more detailed description of the products sold by our LORAD Division.

Selenia Full Field Digital Mammography System

•	LORAD Selenia. The Selenia, which utilizes our DirectRay amorphous selenium flat-panel detector, is the industry’s first FDA approved digital mammography system based on direct conversion technology. Our direct conversion technology uses amorphous selenium to directly convert x-rays to electronic signals, without first converting them to light, a step required in systems using indirect conversion detectors. This direct conversion process completely eliminates light diffusion and preserves image sharpness, for exceptional digital images.

The Selenia has a number of other features which improve image quality, enhance patient comfort, and streamline patient throughput. For example, the system’s detector size of 24 x 29 cm, the largest in the industry, accommodates almost all breast sizes with a single exposure. In addition, our award-winning HTC Grid, which is integrated into the digital detector, significantly reduces radiation scatter and allows geometric magnification views, and our shifting Smart Paddle System permits all examination views to be taken minimizing changing compression paddles. In April 2004 and September, 2004 R2 and iCAD, respectively, received FDA clearance for integration of their CAD (computer aided detection) products with Selenia.

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

Screen-Film Mammography Systems

•	LORAD M-IV Series, includes the LORAD M-IV and the M-IV Platinum. The LORAD M-IV has an installed base approaching 5,000 units worldwide. Features of the LORAD M-IV include a bi-angular x-ray tube, dual filter capability, auto filter mode, three-cell Automatic Exposure Control (AEC) sensor, fully automatic collimation and isocentric C-arm rotation. Image quality can be further improved through use of the HTC Grid and Fully Automatic Self-adjusting Tilt (FAST) Paddle, which are standard features of the M-IV Platinum and optional components on the M-IV. Other features of the LORAD M-IV Series include integrated auto film identification and optional bar code reader. The LORAD M-IV has also been designed to be upgradeable to our Selenia full field digital mammography system.

•	LORAD Affinity. We began full commercial production of the Affinity in late 2002. The Lorad Affinity is a screen-film mammography system developed to fill a market need for a cost-effective, high performance mammography product. The Affinity can be used with other LORAD innovations to improve mammographic image quality, including our HTC and FAST Paddle technology.

Stereotactic Breast Biopsy Systems

We provide clinicians with the flexibility of choosing from either upright or prone systems for breast biopsy. Our minimally invasive breast biopsy systems provide an alternative to open surgical biopsy, which is generally performed under general anesthesia.

We offer the StereoLoc II upright biopsy system, which is used in conjunction with our M-IV series of screen-film mammography systems. In addition, for physicians that perform a significant number of biopsies, we offer a dedicated, prone biopsy system called the LORAD MultiCare Platinum Breast Biopsy System (formerly called the StereoGuide). Both systems can be used with our digital “spot” mammography system, which enables a physician to position the sampling device at the site of the suspicious lesion. When performing a biopsy with any of our systems, a physician has a choice of tissue-sampling devices, which are not manufactured by us.

In October 2003, we entered into a distribution agreement with Suros Surgical Systems to sell their breast biopsy tissue sampling devices directly to our customers and as a component of our biopsy system.

Ultrasound Breast Imaging System

•	Alexa. In 2004, we signed an agreement with Aloka Corporation for exclusive distribution rights in the United States for ultrasound products manufactured by Aloka and customized to our specifications. The Alexa system is designed to be used in conjunction with other screening and diagnostic systems to help increase the early detection of breast cancer. During 2004 we began marketing this system and commenced initial sales.

Distribution and Strategic Alliances

Over the last two years we have expanded both the distribution of our products and the outsourcing of strategic products to be distributed through our existing channels. In 2002 we entered into a strategic alliance with Siemens AG focused on the development of direct-to-digital mammography systems. Under our agreements with Siemens, Siemens agreed to exclusively purchase from us digital detectors to be used with its full field digital mammography system during the five-year term of the agreement and we licensed display software from an affiliate of Siemens. Through this alliance we have combined our proprietary amorphous selenium direct-to-digital technology with their proprietary software to create a dedicated physician’s workstation and bring to market a direct-to-digital mammography system.

In March 2003 we finalized an agreement with the Agfa-Gevaert Group whereby Hologic would manufacture for Agfa, under a private label, a digital mammography system utilizing our patented direct-to-digital amorphous selenium technology. Under this agreement, Agfa will purchase our full field digital mammography acquisition platform and is responsible for all related installation, warranty and support requirements. We began shipping products under this agreement for non-United States customers during 2003.

In addition to the third party distribution of our technology and products, in July 2003 we entered into a distribution agreement with R2 Technologies, a leading provider of CAD products to assist in breast cancer detection. Under this agreement, R2, with assistance from Hologic, has customized R2’s CAD system for use with our Selenia system and we received worldwide distribution rights to sell the customized product in combination with our Selenia system. R2 received FDA approval of this digital CAD product in April 2004. R2 has also granted us distribution rights for R2 CAD products that are designed to be used with conventional screen-film mammography systems and can be upgraded to be used with our digital mammography systems. We have begun limited sales of these screen-film CAD products in conjunction with Hologic’s digital-ready conventional screen-film mammography products. The Agreement has a term of five years with two one-year renewal options.

In September 2004 we entered into a distribution agreement with iCAD, Inc., also a leading provider of CAD products. With the introduction of iCAD, we now have alternatives to offer our customers with respect to CAD products. Under the agreement, iCAD and Hologic worked in cooperation to customize iCAD’s Second Look Digital CAD system for use with our Selenia system. The agreement allows Hologic exclusive access to iCAD digital CAD when used with Selenia systems. The initial term of the agreement is four years and can be renewed for annual periods thereafter with the mutual consent of the parties.

Osteoporosis Assessment Products

Overview

Bone densitometry is the precise measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures, often of the spine and hip. In October 2004 the U.S. Surgeon General published a comprehensive report on Bone Health and Osteoporosis, highlighting the fact that osteoporosis, fractures, and other chronic diseases no longer should be considered an inevitable result of aging. According to the report, an estimated 10 million Americans over age 50 have osteoporosis (the most common bone disease), while another 34 million are at risk. Of the ten million Americans estimated to have osteoporosis, eight million are women and two million are men. The report estimated that 1.5 million people suffer an osteoporotic-related fracture every year, an event that often leads to a downward spiral in physical and mental health. According to the National Osteoporosis Foundation, 20 percent of senior citizens who suffer a hip fracture die within one year, and one out of every two women and one out of every four men over 50 will have an osteoporosis-related fracture in their lifetime, with risk of fracture increasing with age.

Due primarily to the aging of the population and the previous lack of focus on bone health, health care experts estimate that the number of hip fractures in the United States could double or even triple by the year 2020. In recognition of the importance of promoting bone health and preventing fractures, President George Bush declared 2002–2011 as the Decade of the Bone and Joint.

A significant boost for our osteoporosis assessment business was the 1995 introduction of the first drug therapies to treat and prevent osteoporosis. Since 1995, at least five other new therapies have been introduced in the U.S., and more have been introduced internationally. We believe that the introduction of new drug therapies, the aging of the population, and an increased focus on women’s health issues and preventive medical practices has created a growing awareness among patients and physicians that osteoporosis is treatable. As a result, more women than ever are seeking assessment for osteoporosis. We believe that the demand for our bone densitometry systems will continue to be driven by an increase in the number of available therapies to treat osteoporosis, the increase in the at-risk population, and broader reimbursement coverage for bone density testing. In fiscal 2004, we shipped more than 1,100 dual-energy x-ray bone densitometry systems worldwide.

We introduced our first product serving the bone densitometry market in 1986, began commercial shipments in 1987, and quickly gained recognition for our superior technology. Our patented dual-energy x-ray technology remains a leading bone densitometry assessment tool, offering superior, cost-effective accuracy and reliability. In 1999, we introduced the Delphi QDR x-ray densitometer, the first system to perform both bone density measurements and Instant Vertebral Assessment, or IVA. Delphi’s technology enables physicians to measure bone density and to visually identify vertebral (spine) fractures in a clinical setting. Spine fractures are typically the first clinical manifestation of osteoporosis, and frequently occur in patients who do not yet have markedly reduced bone density. The ability to conduct these two diagnostic procedures with one system enables doctors to cost-effectively improve fracture risk assessment and to capture greater reimbursement fees. IVA has been widely embraced by the medical community, and we have installed over 2,200 systems worldwide with IVA capabilities. In May 2001, we received the 2001 Frost & Sullivan Technology Innovation Award in the osteoporosis diagnostics market, given for technical superiority within the industry.

In December of 2002, we introduced our next generation of bone densitometers, the Discovery QDR Series. Discovery reduces bone density scan times providing bone density and IVA imaging scans in just 10 seconds. In addition, Discovery provides our CADfx feature, which automates the evaluation of spine fractures. Discovery’s automation and connectivity features improve patient throughput and integrate with electronic information systems. In October 2003 we introduced our Explorer QDR bone densitometer, and began commercial shipments in February 2004. Explorer is an entry level fan-beam x-ray bone densitometer, which is designed for cost conscious practitioners, particularly in international markets. In fiscal 2004, we completed the phase-out of the Delphi, QDR-4500, and QDR-4000 product lines, and we fully transitioned to the Discovery and Explorer product lines. In September of 2004, the American Medical Association published a new procedure code specifically for vertebral assessment performed on dual energy x-ray densitometers.

In addition to sales of new bone densitometry systems, we also offer upgrade opportunities to purchasers of many of our earlier generation systems, in order to incorporate IVA imaging technology, automation, and electronic reporting features. We have sold over 1,000 bone densitometer system upgrades worldwide.

Products

Our osteoporosis assessment products include a family of QDR x-ray bone densitometers and the Sahara Clinical Bone Sonometer (referred to herein as the “Sahara), a low-cost ultrasound device that assesses the bone density of the heel.

QDR x-ray Bone Densitometers. Since our first commercial shipment of a QDR system in October 1987, we have sold more than 11,000 QDR systems. We believe that advantages of our QDR systems include high precision, low patient radiation exposure equivalent to 1/10th of a conventional chest x-ray, a relatively fast scanning time, low operating cost, and the ability to measure bone density of the most important fracture sites, the spine and hip. Our studies and those of independent investigators have demonstrated that the systems can detect a change in spine bone density with a precision error of less than one percent.

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

In February of 2004, we began shipments of our Explorer QDR Series bone densitometer. Explorer is an entry level x-ray bone densitometer targeted at cost conscious practitioners, particularly in international markets. Like Discovery, Explorer is a fan-beam system that utilizes a high-density array of detectors, and can acquire a 2-dimensional x-ray in a single linear scan motion. Older generation lower-cost systems required scanning in a rectilinear pattern, which lengthens scan times and decreases image resolution. Explorer’s design is based on the Discovery platform, and offers Discovery’s workflow and connectivity enhancements.

Ultrasound. In addition to our QDR x-ray bone densitometers, we have developed and sell a lightweight, portable ultrasound bone analyzer, called Sahara, that assesses the bone density of the heel. Clinical trials of ultrasound systems have indicated a significant association of low ultrasonic bone measurements of the heel and the risk of fracture. Since ultrasound devices do not use x-rays in making their measurements, they do not require x-ray licensed or registered operators. However, because ultrasound bone measurements currently are not as precise as x-ray and other measurements, they are less reliable for monitoring small changes in bone density or for assessing the response to therapies. In addition, they are generally limited to measurements at peripheral skeletal sites, not the spine or hip, which are considered the gold standard for the diagnosis of osteoporosis. We believe that our Sahara ultrasound system represents a relatively low cost, portable, easy-to-use, non-ionizing measurement technique to assist in initial screening for osteoporosis. Since our introduction of the Sahara, over 3,700 Sahara systems have been sold worldwide.

Direct-to-Digital Imaging Products

Overview

We continue to make a strategic commitment to digital radiography technology. We believe that the advantages of digital radiography over conventional screen-film and computed radiography technologies have significant potential in general and in our core mammography systems market in particular.

Digital radiography technologies can be divided into two classes: those that employ direct methods to convert x-ray energy into an electrical charge and those that use indirect methods. Technologies using direct-conversion flat-panel digital detectors, such as our DirectRay® flat panel detector, use a semiconductor coating – amorphous selenium (a-Se) – to directly convert x-ray photons into an electrical charge. No intensifying screens or additional processes are required to capture and convert the x-ray energy. Digital radiography technologies using indirect conversion detectors employ a two-step process for x-ray detection. Semiconductor coatings, such as cesium iodide or gadolinium oxysulfide, capture x-ray energy and convert it to light. An array of thin-film diodes then converts the light energy to electrical signals. We believe that other digital x-ray imaging technologies that use light compromise image sharpness because light scatter can blur the image.

DirectRay amorphous selenium coated detectors developed and manufactured by our Direct Radiography Corp. subsidiary are particularly well suited for high-quality digital imaging because selenium has high x-ray absorption efficiency, very high intrinsic resolution and low noise. We believe that amorphous selenium technology results in the highest quality digital image across a wide range of general radiographic applications and is particularly valuable for mammography, which has high-resolution requirements. The wide dynamic range inherent in Hologic DirectRay direct-to-digital detectors allows a radiologist to adjust the image electronically at a workstation to enhance the desired anatomy view and gain more diagnostic information compared to traditional screen-film technology.

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

For healthcare providers, the benefits of digital radiography technology stem from fast and efficient production of diagnostic quality images. We believe digital radiography systems incorporating our direct-to-digital technology, when compared to film-based systems, offer improved patient care, increased staff and equipment productivity, and the potential to attract a greater number of referral patients and physicians. In spite of their high acquisition cost, digital radiography systems can be cost effective in the long-term when considering increased throughput, savings in film-related expenses, image storage and transfer costs as well as the benefits of enhanced diagnostic convenience.

A significant factor in the medical market’s acceptance of digital technology is the current transition within the healthcare industry from conventional x-ray film archiving to Picture, Archive and Communication Systems, or PACS, to store x-ray images electronically. Although only a limited number of hospitals and outpatient care facilities have adopted the PACS environment to date, we expect this adoption rate to accelerate over the next several years as imaging centers realize the value and cost savings of a film less infrastructure. While not all facilities in which x-ray units are installed will migrate to digital technology, we believe most large facilities will, particularly those in the U.S. where PACS is an important initiative.

Products

In fiscal 2004 Hologic offered DirectRay digital detectors in Hologic designed, manufactured, installed and serviced systems and to Original Equipment Manufacturers (OEMs), to incorporate into their own equipment. In fiscal 2004 we moved away from selling our own general radiography digital x-ray systems in competition with our OEM partners in general digital radiography, and began to shift resources to our core women’s health products – mammography and osteoporosis assessment systems – while selling our DirectRay detectors to OEMs for incorporation in their own line of digital radiography systems. In fiscal 2004, our OEM customers included Analogic Corporation, Eastman Kodak, Tromp Medical, Sedecal, E-Com, Gold Mountain Neusoft, FirstTech, and Dong Kang for digital radiography systems, and Agfa and Siemens for digital mammography systems.

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

Products

Premier Encore. We introduced the original Premier mini C-arm system in August 1998. The Premier’s .045 mm focal spot x-ray tube, currently the smallest in the mini C-arm industry, provides clear resolution and detailed images on a six-inch field of view. The Premier’s mini C-arm is designed to rotate 360 degrees. The Premier also features dual video channels that allow a surgeon to display different views of the anatomy for side-by-side comparison; four image buffer memories for instant recall of previous images; and built-in video and Ethernet connections that allow the user to output images to a printer or workstation, send to or receive from remote workstations, or record, review and archive images using existing Windows NT or hospital PACS.

At the Radiological Society of North America trade show held in December 2002, we introduced the Premier Encore system. The Premier Encore system builds upon the strengths of the Premier system, while retaining the high resolution imaging that makes Premier a leading mini C-arm system. Premier Encore streamlines system operation using a touch screen interface, configurable physician preference pre-sets, complete DICOM connectivity software capabilities, and CD image storage. The Premier Encore system is available with a laser-positioning pointer and offers 60-degree monitor rotation for maximum operating room flexibility.

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

Conventional General Radiography Products

In January 2002 we officially closed our conventional x-ray equipment manufacturing facility in Littleton, Massachusetts and relocated some of the Littleton product lines and sales and service support personnel to our corporate headquarters in Bedford, Massachusetts. This consolidation was part of our previously announced plan to phase-out non-core and unprofitable product lines. We are continuing to provide service and supply spare parts for our discontinued product lines.

Marketing and Sales

In the United States, we sell and service our products through a combination of a direct sales and service force and a network of independent distributors. In early fiscal 2002, we centralized our management of these sales channels for all of our product lines. PSS World Medical, Inc. and its affiliates, our largest distributor network in the United States, accounted for approximately 24% of our product sales for fiscal 2002 and 21% of our product sales in fiscal 2001. In November 2002, PSS sold its Diagnostic Imaging, Inc. subsidiary, which was a distributor of our mammography product line, to Platinum Equity. Diagnostic Imaging (now known as SourceOne), as part of PSS, accounted for approximately 15% of our product sales for fiscal 2002. In January 2003, we terminated SourceOne, who represented almost one-half of the U.S. market for our mammography products in fiscal 2002 and assumed full sales and service responsibility in these geographic locations on a direct basis. For fiscal 2003, PSS accounted for 12% of our product sales. In fiscal 2004, PSS only accounted for 7% of our total product sales and accounted for 23% of our osteoporosis assessment product sales.

As of November 30, 2004 our direct sales and service force, consisted of over 61 people in sales, and 115 field service engineers, plus internal technical support and associated administrative functions. Over the past two years we have expanded our direct sales and service efforts for mammography into territories that were previously covered by SourceOne and other independent distributors, and we are considering further expansion of our direct sales and service coverage in the United States.

Our United States marketing efforts also include the use of two national account managers which are focused on obtaining purchasing contracts from large purchasing entities, such as managed care organizations, integrated delivery networks (IDN) and government healthcare facilities. The rise of these large purchasing organizations and IDN’s has significantly altered the way we are organized. We believe that our success in capturing managed care accounts will have a significant impact on our growth. We believe that we have made excellent progress penetrating these key accounts as evidenced by contracts obtained from Consorta, Broadlane/Kaiser, HealthTrust Purchasing Group, Novation, Premier, U.S. Department of Veterans Affairs and the Defense Supply Center of Philadelphia (DSCP).

We sell our systems in international markets through a network of independent distributors, as well as a direct sales and service force in Belgium. In October 2003, we expanded our sales and service presence in Belgium by acquiring the mammography distribution business, including key service and application personnel, inventory and other related assets, from our independent distributor VH Services NV. In fiscal 2002, we restructured our operations in Europe, which included entering into exclusive distribution agreements with Stephanix, one of the leading French manufacturers of medical x-ray equipment, and its affiliate, Radiologia, S.A., the oldest x-ray equipment manufacturer in Spain, for sales of our product lines in France, Spain and Portugal. We offer our broad range of products in Latin America, including Argentina, Brazil and Chile, and into Pacific Rim countries, including Japan, Australia, The Peoples Republic of China, South Korea and Taiwan, by working with local sales representatives and distributors or entering into strategic marketing alliances in those territories. In fiscal 2004, 2003, and 2002 foreign sales accounted for approximately 39%, 32% and 20% of our product sales, respectively. See Note 9 of Notes to Consolidated Financial Statements for geographical information concerning those sales.

In fiscal 2004, we entered into a number of agreements, which have strengthened the sales and distribution channels for our core product lines, including the following:

•	We signed an agreement with iCAD to integrate their CAD technology with Hologic’s Lorad Selenia full field digital mammography system. The agreement is for an initial term of four years with one-year renewal options.

•	We signed an agreement with Aloka Company Ltd. giving Hologic exclusive distribution rights in the United States for ultrasound products manufactured by Aloka and customized to Hologic’s specifications. The agreement is for an initial term of three years, with automatic one-year renewal options.

•	We signed an agreement with Suros Surgical Systems, Inc. giving Hologic non-exclusive distribution rights in the United States for the Suros automated breast biopsy and tissue excision system, the ATEC™. The agreement is for an initial term of three years, with automatic one-year renewal options.

•	We signed a distribution agreement with Confirma, Inc. The agreement gives Hologic non-exclusive distribution rights for CADStream, Confirma’s computer-aided diagnosis system. The agreement is for an initial term of two years, with automatic one-year renewal options.

•	We entered into an exclusive, three-year agreement with Clarian Health Partners, Inc. covering the purchase and sale of Hologic’s Lorad line of analog and digital mammography products and stereotactic breast biopsy systems. The agreement also covers computer-aided detection (CAD) systems from R2 Technology. Systems purchased through the agreement will be supplied through Associated x-ray Services, Inc., our sole distributor in the state of Indiana.

•	We signed an agreement with Mammography Reporting Systems, Inc. (MRS). Under the terms of the agreement, Hologic and MRS agreed to work cooperatively to offer the MRS portfolio of products to healthcare facilities currently using or purchasing Hologic’s line of screen-film and digital mammography systems.

•	We signed a distribution agreement with InSiteOne, an on-site and off-site storage and archiving service provider for digital medical images. Under the terms, Hologic will have non-exclusive distribution rights in the United States for InSiteOne’s proprietary image management service, InDex® (Internet DICOM Express). This agreement will remain in effect until terminated by either party.

•	We signed a new 30 month dual source contract with Premier, one of the nations’ foremost purchasing and supply chain management organizations, for the purchase and sale of our Lorad Selenia full field digital mammography system, and our entire Lorad line of screen-film mammography and stereotactic breast biopsy systems. The prior contract was a tri-source contract. In April 2004 we won a sole source Group Buy position with Premier for the entire Lorad mammography product.

•	We signed an amended contract with Novation, a leading supply chain management company in healthcare, to extend our current contracts for the purchase and sale of our Lorad Selenia full field digital mammography system and the purchase and sale of our Lorad line of other breast imaging systems through June 2005. Novation and Hologic have existing agreements in place to cover the purchase and sale of Hologic’s bone densitometry systems and mini C-arm imaging products.

•	We signed a new three-year purchasing agreement with Consorta covering our full mammography product line as well as adding bone densitometry products to the Hologic product offering.

•	We extended the current HealthTrust Purchasing Group contract through April of 2005 and have submitted a new RFP for the entire Lorad mammography line as well as mini C-arm and bone densitometry.

•	We extended our Broadlane contract for mammography and bone densitometry for two additional years. Both the Lorad Selenia full field digital mammography system and the Discovery bone densitometry systems were added to the current contract.

Competition

The healthcare industry in general, and the market for imaging and osteoporosis assessment products in particular, is highly competitive and characterized by continual change and improvement in technology, and multiple technologies that have been or are under development. A number of companies have developed, or are expected to develop products that compete or will compete with our products. Many of these competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to hospitals, radiology clients, general purchasing organizations and other potential customers. In addition, many of our competitors and potential competitors are larger and have greater financial resources than we do and offer a range of products broader than our products. Some of the companies with whom we compete have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. The companies that have significantly greater resources and product breadth than we do include General Electric Medical Systems (GE), Siemens, Philips and Toshiba. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Moreover, our products could be rendered obsolete by new industry standards or changing technology. We cannot assure that we will be able to compete successfully with existing or new competitors.

Our mammography systems compete with products offered by a number of competitors, including GE, Siemens, PlanMed, Fischer Imaging and Agfa. GE and Fischer Imaging received FDA approval to commercialize their own indirect conversion digital mammography systems in January 2000 and September 2001, respectively. We received FDA approval for our full field digital mammography system, Selenia™ in October 2002. Both Siemens and Agfa have adopted the Hologic DirectRay direct-to-digital detectors for use in their respective digital mammography systems. Siemens has received FDA clearance for their full field digital mammography system with the Hologic detector and is starting to place systems in U.S. sites. The Agfa system is supplied by Hologic currently only for the international market. While we offer a broad product line of breast imaging products, we compete most effectively in the high-end segment of the mammography market. We attribute this success in large part to our patented High Transmission Cellular (HTC) Grid technology that enables our products incorporating that technology to deliver high contrast and resolution. We believe that our continued success will depend in part upon our ability to market and sell Selenia, our full field digital mammography system. Although Selenia systems are priced higher than competing technologies, we believe Selenia provides outstanding performance in aiding physicians in the early detection of breast cancer due to its image quality and workflow features and functionality. We believe that our mammography products compete primarily on the basis of image quality, product features, cost and ease of operation, price, reputation, product reliability and quality of service. We believe that growth of the digital mammography market will accelerate as product offerings improve image quality over existing systems. We expect additional participants to enter this digital mammography market over the next several years. Our minimally invasive breast biopsy systems compete with products offered by Fischer Imaging and with conventional surgical biopsy procedures. Our Alexa ultrasound breast imaging system competes with ultrasound products offered from GE, Philips, Siemens, Toshiba, Hitachi and Sonosite. We believe that competition for our mammography, breast biopsy and ultrasound breast imaging products is based largely on image quality, product features, product reliability and reputation as well as price and service.

International clinical guidelines recognize spine and hip bone density measurements as the standard for diagnosis of osteoporosis. GE is our primary competitor in the osteoporosis assessment market with bone density of the hip and spine systems. Other companies have developed lower priced x-ray and ultrasound based systems that assess bone status of peripheral skeletal sites, such as the heel, hand or wrist. Measurements of bone density at peripheral sites are utilized for screening for osteoporosis risk, and patients identified as at risk by peripheral testing are commonly referred for spine and hipbone density testing. We believe that competition in the field of osteoporosis assessment is based upon product versatility and features, price, precision, speed of measurement, reputation, cost and ease of operation, product reliability and quality of service. While we are generally not the lowest cost provider of dual-energy x-ray systems, we believe that we have been able to compete effectively because of our advanced technology and product features, including Vertebral Assessment imaging. We offer our Explorer™ system for the more price sensitive segment of the x-ray based osteoporosis assessment market, and our Sahara™ ultrasound bone analyzer for screening applications. We believe that competition in the field of osteoporosis assessment ultrasound systems is based on price, precision, speed of measurement, cost and ease of operation, reputation, product reliability and quality of service. We believe that advantages of our Sahara ultrasound bone analyzer system include the system’s dry operation, simple single-button operation, and a compact and self-contained design that does not require the use of a separate computer. Because ultrasound systems can only measure peripheral skeletal sites and do not have the precision of dual-energy x-ray systems, we believe dual-energy x-ray systems will continue to be the predominant means of diagnosis and monitoring of bone density changes for patients being treated for osteoporosis.

Our direct-to-digital digital radiography detectors compete with traditional x-ray systems as well as indirect-conversion systems, such as computed radiography systems, which are less expensive than our products. Many of these competitors have established relationships with hospitals and other of our potential customers in our targeted markets. The larger competitors in these markets include GE, Siemens, Kodak, Canon, Philips, SwissRay and Varian. Kodak’s digital radiography x-ray system currently incorporates our DirectRay detector. There is a significant installed base of conventional x-ray imaging products in hospitals and radiological practices. The use of direct-to-digital x-ray imaging systems require customers to either modify or replace their existing x-ray imaging equipment. At the beginning of fiscal 2004 we moved away from selling our own general radiography digital x-ray systems in competition with our OEM customers in the general radiology market and focus more on expanding our OEM sales for our DirectRay detectors. Our OEM customers include Analogic Corporation, Eastman Kodak, Tromp Medical, Sedecal, E-Com, Gold Mountain, Neusoft, FirstTech, and Dong Kang for digital radiography systems, and Agfa and Siemens for digital mammography systems. We believe that our DirectRay technology competes on the basis of image quality, product reliability and price, as well as our reputation and service. We believe that the primary advantage of our DirectRay technology is image quality. Because of the early stage of the markets for these products, it is likely that our evaluation of the potential markets for these products will materially vary with time.

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

Manufacturing

We manufacture our osteoporosis assessment and mini C-arm imaging systems at our headquarters in Bedford, Massachusetts. We manufacture our mammography and breast biopsy systems at our manufacturing facilities in Danbury, Connecticut. Manufacturing operations for our systems consist primarily of assembly, test, burn-in and quality control. We purchase a major portion of the parts and peripheral components for these products, and manufacture some subsystems, such as high-voltage x-ray power supply, from raw materials. Parts and materials for these systems are generally readily available from several supply sources. However, we rely on one supplier for the HTC grid, an important component for our more advanced mammography systems. In addition, several key components of our mini C-arm systems are manufactured by only one or a small number of suppliers, including the x-ray tube, image intensifier, video camera and fiber optic taper.

We manufacture our direct radiography plates at our manufacturing facility in Newark, Delaware. Our manufacture of DirectRay plates consists primarily of vapor deposition in clean rooms, microelectronics fabrication, assembly, test, burn-in and quality control. We rely on one or only a limited number of suppliers for key components or subassemblies for our plates. In particular, we have only a limited number of suppliers for our thin-film transistor (TFT) plates and for the coating of those plates. The manufacture of our direct radiography detectors is highly complex and requires precise high quality manufacturing that is difficult to achieve. Changes in design for our direct radiography detectors, including our mammography detectors, could result and has in the past resulted in unanticipated production problems, such as a high level of defects for the newly designed plates.

Obtaining alternative sources of supply for components or systems that are available from only one or a limited number of suppliers could involve significant delays and other costs, and these supplies may not be available to us on reasonable terms, if at all.

Backlog

Our backlog as of November 30, 2004 totaled $67.6 million and as of November 30, 2003 totaled $49.5 million. Backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by the customer. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.

Research and Development

Our research and development efforts are focused on enhancing our existing products and developing new products. Our current emphasis is further development of digital detector plates, the engineering and system design of new end-use digital radiography products, and software improvements for our existing products. This research and development includes refining and continuing Lorad’s research on the full field digital mammography system, and in particular the development of systems to perform breast tomosynthesis which is a 3-dimensional imaging technique. Our research and development personnel also are involved in establishing protocols, monitoring, and interpreting and submitting test data to the FDA and other regulatory agencies to obtain the requisite clearances and approvals for our products. Our research and product development expenses, without consideration of purchased in-process research and development, were approximately $16.7 million in fiscal 2004, $18.4 million in fiscal 2003, and $20.4 million in fiscal 2002.

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

As of November 30, 2004, we owned 48 United States patents relating to our densitometry technology, 38 patents relating to our direct radiography technology, 5 patents relating to our mini C-arm technology and 20 patents relating to our mammography business. Also, we license patents from others on a variety of terms, and own approximately 57 additional U. S. patents relating to other matters. Our patents have expiration dates ranging from 2006 to 2022. In addition, we have applied for an additional 48 U.S. patents on our technologies. We have also obtained or applied for corresponding patents and patent applications for some of our patents in selected foreign countries.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device and related industries. We have been involved in extensive patent litigation with Lunar Corporation, which has since been acquired by GE. This litigation was settled by agreement dated November 22, 1995. The agreement provides that neither party will engage the other party in patent litigation for a period of ten years following the date of the agreement, regardless of the infringement claimed and regardless of whether the technology in question currently exists or is developed or acquired by the other party in the future. Neither party is required to disclose to the other any of its technology during this ten year period or otherwise. Upon expiration of this ten year period on November 22, 2005, there will be no restrictions by either party on the assertion of an infringement claim against the other. However, GE has notified us of their interest in extending this agreement.

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

Regulation

The medical devices manufactured and marketed by us are subject to regulation by the FDA and, in many instances, by foreign governments. Under the Federal Food, Drug and Cosmetic Act, known as the FD&C Act, manufacturers of medical devices must comply with certain regulations governing the design, testing, manufacturing, packaging, servicing and marketing of medical devices. Some of our products are also subject to the Radiation Control for Health and Safety Act, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing and product labeling requirements for devices that emit radiation, such as x-rays.

The FDA generally must clear the commercial sale of new medical devices. Commercial sales of our medical devices within the United States must be preceded by either a premarket notification filing pursuant to Section 510(k) of the FD&C Act or the granting of a premarket approval. The 510(k) notification filing must contain information that establishes the device to be substantially equivalent to a device commercially distributed prior to May 28, 1976.

The premarket approval procedure involves a more complex and lengthy testing and review process by the FDA than the 510(k) premarket notification procedure and may require several years to obtain. We must first obtain an investigational device exemption, known as an IDE, for the product to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will thereafter only grant premarket approval if, after evaluating this clinical data, it finds that the safety and effectiveness of the product has been sufficiently demonstrated. This approval may restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time. We received premarket approval of our Selenia full field digital mammography system in October 2002. This premarket approval permitted us to begin marketing efforts in the United States and launch our commercialization efforts with respect to this product.

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

Employees

As of November 30, 2004, we had 761 full-time employees, including 228 in manufacturing operations, 128 in research and development, 323 in marketing, sales and support services, and 82 in finance and administration. None of our employees are represented by a union.

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

Leased Real Property

In September 2002, we completed a sale/leaseback transaction for our 200,000 square foot headquarters and manufacturing facility located in Bedford, Massachusetts and our 62,500 square foot LORAD manufacturing facility in Danbury, Connecticut. The lease for these facilities, including the associated land, has a term of 20 years, with four-five year renewal options. We sublease approximately 10,000 square feet of the Bedford facility to a subtenant, Tech Online, under a lease which expires in May 2005.

We lease a 60,000 square feet of office and manufacturing space in Danbury, Connecticut near our Lorad manufacturing facility. This lease expires in November 2006.

We also lease a sales and service office in Belgium.

Item 3. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer’s Purchases of Equity Securities.

Market Information. Our common stock is traded on the Nasdaq National Market under the symbol “HOLX.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported by the Nasdaq National Market.

Fiscal Year Ended September 27, 2003

	High	Low
First Quarter	$14.34	$9.90
Second Quarter	13.05	7.10
Third Quarter	13.60	8.45
Fourth Quarter	16.85	12.50

Fiscal Year Ended September 25, 2004

	High	Low
First Quarter	$17.63	$12.68
Second Quarter	21.00	16.79
Third Quarter	23.22	18.50
Fourth Quarter	23.78	17.77

Number of Holders. As of December 6, 2004, there were approximately 1,627 holders of record of our common stock, including multiple beneficial holders at depositaries, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.

Dividend Policy. We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. In addition, our existing credit facility with Wells Fargo Foothill, Inc. prohibits us from declaring or paying any dividends.

Recent Sales of Unregistered Securities. We did not sell unregistered securities during fiscal 2004.

Issuer’s Purchases of Equity Securities. We did not repurchase any of our equity securities during the fourth quarter of fiscal 2004.

Item 6. Selected Financial Data.

In fiscal 2000 we acquired the U.S. assets of Trex Medical. The purchase accounting method under APB No. 16 was used for this transaction. Included in the fiscal 2000 financial data are acquisition related pre-tax charges of $13.3 million related to the Trex Medical acquisition. Included in the fiscal 2001 financial data are (i) a $2.5 million reduction in expenses as a result of the settlement of the final purchase price and reassessment of reserves from the Trex Medical acquisition, (ii) the recognition of $2.1 million of other revenue previously deferred and a $500,000 reduction to cost of product sales due to excess warranty reserves related to the settlement of the litigation with Fleet Business Credit, LLC, (iii) restructuring charges of approximately $1.0 million for severance related expenses resulting from reductions in our workforce and (iv) a $500,000 charge from the relocation of the Fluoroscan mini C-arm manufacturing facility from Illinois to Massachusetts. Included in the fiscal 2002 financial data are restructuring costs of approximately $2.1 million related to closing the conventional general radiography manufacturing facility and to our continued efforts to streamline operations. In the fourth quarter of 2003, we adopted EITF 00-21, Revenue Arrangements with Multiple Deliverables, as a cumulative effect adjustment for a change in accounting principle. Accordingly, the revenue representing the fair value of services not performed at the time of product shipment such as installation and training are deferred and recognized as performed. Additionally, revenue related to installation and training activities have been classified as service and other revenue. All prior periods presented have been reclassified to conform with the current-period presentation as discussed in Note 2 to our Consolidated Financial Statements.

	Fiscal Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002	September 29, 2001	September 30, 2000
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenues:
Product sales	$177,936	$156,734	$144,684	$135,067	$74,507
Service and other revenue	50,769	47,301	45,508	45,129	19,830

	228,705	204,035	190,192	180,196	94,337

Costs and Expenses:
Cost of product sales	94,762	86,506	84,230	85,712	46,728
Cost of service and other revenue	48,574	43,949	34,146	33,734	18,726
Research and development	16,659	18,381	20,362	23,328	22,178
Selling and marketing	31,761	29,978	28,319	33,858	22,623
General and administrative	24,363	22,196	18,908	20,852	16,441
Restructuring and relocation	—	—	2,070	1,518	—

	216,119	201,010	188,035	199,002	126,696

Income (loss) from operations	12,586	3,025	2,157	(18,806)	(32,359)

Interest income	540	685	573	1,027	3,567
Interest/other expense	(199)	(445)	(2,980)	(2,902)	(227)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	12,927	3,265	(250)	(20,681)	(29,019)
Provision (benefit) for income taxes	763	176	(429)	169	(10,400)

Income (loss) before cumulative effect of change in accounting principle	12,164	3,089	179	(20,850)	(18,619)
Cumulative effect of change in accounting principle	—	(207)	—	—	—

Net income (loss)	$12,164	$2,882	$179	$(20,850)	$(18,619)

Basic income (loss) per common and common equivalent share:
Income (loss) before cumulative effect of change in accounting principle	$0.60	$0.16	$0.01	$(1.35)	$(1.22)
Cumulative effect of change in accounting principle	—	(0.01)	—	—	—

Net income (loss)	$0.60	$0.15	$0.01	$(1.35)	$(1.22)

Diluted income (loss) per common and common equivalent share:
Income (loss) before cumulative effect of change in accounting principle	$0.57	$0.15	$0.01	$(1.35)	$(1.22)
Cumulative effect of change in accounting principle	—	(0.01)	—	—	—

Net income (loss)	$0.57	$0.14	$0.01	$(1.35)	$(1.22)

Weighted average number of common shares outstanding:
Basic	20,258	19,629	18,419	15,475	15,320

Diluted	21,296	20,130	19,192	15,475	15,320

Consolidated Balance Sheet Data
Working capital	$121,049	$103,862	$98,472	$44,679	$53,022
Total assets	211,751	188,603	184,147	194,863	219,145
Long-term debt	472	1,550	2,268	28,416	25,000
Total stockholders’ equity	166,275	148,927	142,409	111,807	131,572

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the Consolidated Financial Statements included elsewhere in this report and the information described under the caption “Risk Factors” below.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory

Our inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. As a designer and manufacturer of high technology medical equipment, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, reliability and replacement of and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Although every effort is made to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant negative impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

Accounts Receivable Reserves

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

We also record a provision for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of particular orders, analysis of credit memo data and other known factors. If the data we use to calculate these estimates do not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected.

Our accounts receivable reserves were $2.8 million, $3.5 million and $4.7 million in fiscal 2004, 2003 and 2002, respectively. The decreases in the reserve in fiscal 2004 and 2003 was primarily attributable to our write-off of reserves and accounts receivable related to financed sales in Latin America and a decrease to our bad debt expense in fiscal 2004.

Revenue Recognition

Revenue. We recognize product revenue upon shipment, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable and collection of the resulting receivable is probable. Generally, our product arrangements are multiple element arrangements, including services such as installation and training. Beginning in the fourth quarter of fiscal 2003, we began accounting for these arrangements in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Based on the terms and conditions of the product arrangements, we have concluded that these services can be accounted for separately from the product element as our product has value to our customers on a stand-alone basis and we have objective and reliable evidence of the fair value of such services. Accordingly, service revenue representing the fair value of services not yet performed at the time of product shipment is deferred and recognized as such services are performed. The residual revenue under the product arrangement will be recognized as product revenue upon shipment. We adopted EITF 00-21 as a cumulative effective of a change in accounting principle in accordance with APB 20, Accounting Changes. In connection with the adoption of EITF 00-21, we reclassified $4.2 million of product revenue to service revenue for the year ended September 28, 2002.

We recognize product revenue upon the completion of installation for shipments that require more than perfunctory obligations at the time of shipment, specifically for certain of our digital imaging systems. A provision is made at that time for estimated warranty costs to be incurred.

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

Product Warranties. Products sold are generally covered by a warranty for a period of one year. We accrue a warranty reserve at the time of revenue recognition for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased or decreased warranty claim activity or increased or decreased costs associated with servicing those claims, our warranty accrual will increase or decrease, respectively, resulting in decreased or increased gross profit. Our warranty accrual was approximately $4.5 million, $4.5 million and $4.8 million in fiscal 2004, 2003 and 2002, respectively. This accrual has remained relatively constant over the past three fiscal years. This is due to a decrease in the warranty accrual attributable to our decision to eliminate the unprofitable conventional general radiography product lines which had warranty periods of up to five years offset by an increase in our warranty accrual for our increase in our digital systems revenues.

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

The valuation allowance as of September 25, 2004 and September 27, 2003 primarily relates to net operating losses and research and development tax credits generated in fiscal 2003, 2002, 2001 and 2000 for which we can only realize a benefit through the generation of future taxable income and to certain deferred tax assets in foreign jurisdictions, for which realization is uncertain. Our net deferred tax asset is currently $3.6 million and we believe it will be fully realized in the next 12 to 24 months.

The American Jobs Creation Act of 2004 (the Act) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. On October 22, 2004, the Act was signed into law by the President. Even in light of the Act, we do not provide for U.S. income taxes on earnings of our subsidiaries outside of the U.S. Our current intention is to reinvest the total amount of our approximately $515,000 of unremitted earnings permanently or to repatriate the earnings only when tax-effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings; however, we believe that previously unbenefitted U.S. operating loss carryovers would largely eliminate any U.S. taxes due upon repatriation.

Legal Contingencies

We are currently involved in certain legal proceedings. In connection with these legal proceedings, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with FASB Statement No. 5, Accounting for Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. We do not believe that these proceedings will have a material adverse effect on our financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

OVERVIEW

We are engaged in the development, manufacture and distribution of proprietary x-ray, digital x-ray and other medical imaging systems. Our businesses are reported as four segments: mammography; osteoporosis assessment; digital detectors; and other.

Our mammography products include a broad product line of breast imaging products, including film-based and digital mammography systems and breast biopsy systems. Our osteoporosis assessment products primarily consist of dual-energy x-ray bone densitometry systems and, to a lesser extent, an ultrasound-based osteoporosis assessment product. Bone densitometry is the precise measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures. Our digital detector products are a digital component for original equipment manufacturers to incorporate into their own equipment. Our other business segment includes our mini C-arm, conventional general radiography service and digital general radiography systems businesses. Our mini C-arm products are low intensity, real-time mini C-arm x-ray systems used primarily for minimally invasive surgery on a patient’s extremities. In January 2002, we closed the manufacturing facility for the conventional general radiography products; however, we continue to service and support most of these product lines. During fiscal 2004, we phased out our digital general radiography systems and have focused on supplying our digital detectors, reported under our digital detector segment, to other original equipment manufacturers.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by items as shown in our consolidated statements of operations.

	Fiscal Years Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Revenues:
Product sales	77.8%	76.8%	76.1%
Service and other revenue	22.2	23.2	23.9

	100.0	100.0	100.0

Cost and expenses:
Cost of product sales	41.4	42.4	44.3
Cost of service and other revenue	21.2	21.5	18.0
Research and development	7.3	9.0	10.7
Selling and marketing	13.9	14.7	14.9
General and administrative	10.7	10.9	9.9
Restructuring and relocation	—	—	1.1

	94.5	98.5	98.9

Income from operations	5.5	1.5	1.1
Interest income	0.2	0.3	0.3
Interest/other expense	(0.1)	(0.2)	(1.5)

Income (loss) before income taxes and cumulative effect of accounting change	5.6	1.6	(0.1)
Provision (benefit) for income taxes	0.3	0.1	(0.2)

Income before cumulative effect of accounting change	5.3	1.5	0.1
Cumulative effect of accounting change	—	(0.1)	—

Net income	5.3%	1.4%	0.1%

Fiscal Year Ended September 25, 2004 Compared to Fiscal Year Ended September 27, 2003

Product Sales.

	Years Ended
	September 25, 2004		September 27, 2003
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change
					Amount	%
Product Sales
Mammography	$93,536	41%	$68,739	34%	$24,797	36%
Osteoporosis Assessment	$51,376	23%	$51,900	26%	$(524)	(1)%
Digital Detectors	$12,370	5%	$6,843	3%	$5,527	81%
Other	$20,654	9%	$29,252	14%	$(8,598)	(29)%

	$177,936	78%	$156,734	77%	$21,202	14%

In fiscal 2004 our product sales increased 14% compared to fiscal 2003 primarily due to the continued growth in the number of our Selenia full field digital mammography systems sold and to a lesser extent, our increase in digital detector sales. Partially offsetting these increases was the decrease in sales attributable to our continued phasing out of our general radiography systems business, which is included in our other segment. We have substantially completed our plan to discontinue taking new orders for general radiography systems as of September 25, 2004, but continue to service the installed base of such equipment.

Mammography product sales increased 36% compared to fiscal 2003 primarily due to a $32.9 million increase in worldwide digital mammography system sales and a $2.8 million increase in Multicare stereotactic tables sold in the United States. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems sold and, to a lesser extent, a modest increase in the average selling price for those systems. In fiscal 2004 we sold 143 digital mammography systems compared to 57 systems in fiscal 2003. The increase in the average selling price of the Selenia contributed $7.0 million to our digital mammography product sales during fiscal 2004. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The increase in sales of our Multicare stereotactic tables, in the United States, was primarily attributable to an increase in the number of tables sold in the first two quarters of fiscal 2004 as compared to the corresponding quarters of the prior year. The increases in digital mammography and table sales were partially offset by a $14.4 million decrease in analog mammography systems sales in the United States, primarily as a result of reduced unit sales of those systems related to the increased market acceptance of digital mammography.

Osteoporosis assessment product sales decreased 1% in fiscal 2004 compared to fiscal 2003. This decrease was primarily attributable to a $3.0 million decrease in sales of our dual-energy x-ray bone densitometry systems in the United States and a decrease of $417,000 due to a reduction in the number of Sahara ultrasound systems sold in the United States. The decrease in United States sales of dual-energy x-ray bone densitometry systems was primarily attributable to a decrease in the number of systems sold and a shift to our lower priced systems sold into the primary care market. These reductions were partially offset by a $2.7 million increase in sales in international markets, primarily attributable to an increase in the number of our lower priced Explorer systems sold, and a $427,000 increase in upgrade sales.

Digital detector product sales increased 81% in fiscal 2004 compared to fiscal 2003. This increase was primarily due to an increase in the number of digital detectors sold in the United States and Europe, partially offset by a decrease in the number of detectors sold in Asia. Product sales of digital detectors in the current year increased $3.8 million in the United States, $3.2 million in Europe and decreased $1.4 million in Asia compared to fiscal 2003. The increase in the United States primarily reflects the increase in the number of digital detectors sold for general radiography systems, while the increase for Europe primarily reflects the increase in the number of digital detectors sold for mammography systems. The decrease in Asia is primarily due to a reduction in the number of digital general radiography detectors sold. We believe that our increase in digital detector sales reflects the growing acceptance of digital radiography and our technology, as well as our decision to phase out our digital general radiography systems and to focus on supplying our digital detectors to other original equipment manufacturers.

Other product sales decreased 29% in fiscal 2004 compared to fiscal 2003. This decrease was primarily attributable to a $6.7 million decrease in worldwide digital general radiography product sales and a $2.0 million decrease in our mini C-arm product sales, primarily in the United States. The decrease in general radiography product sales reflects our decision to phase out our digital general radiography systems. As a result of this decision, we expect product sales for our digital general radiography systems to be negligible next year. In the current year, sales of digital general radiography systems accounted for $8.2 million of other product revenues. We attribute the decrease in sales of our mini C-arm products primarily to a reduction in the number of systems sold as a result of increased competition and competitive pricing pressure.

In fiscal 2004, approximately 61% of product sales were generated in the United States, 21% in Europe, 11% in Asia, 6% in Latin America and 1% in other international markets. In fiscal 2003, approximately 68% of product sales were generated in the United States, 17% in Europe, 13% in Asia, 1% in Latin America and 1% in other international markets. We believe the shift in sales to Europe and other international markets is primarily due to the timing of an increase in demand from those territories. The increase in sales in Latin America during the current year was primarily attributable to a large sale of our Selenia digital mammography systems in Mexico in the first six months of fiscal 2004. In the second half of fiscal 2004 our product sales to Latin America constituted approximately 2% of our total product sales.

Service and Other Revenue.

Years Ended
	September 25, 2004		September 27, 2003
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change
					Amount	%
Service and Other Revenue	$50,769	22%	$47,301	23%	$3,468	7%

Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 7% in fiscal 2004 compared to the prior year. The increase in service and other revenue in fiscal 2004 was primarily due to a $3.3 million increase in service contract revenues in our mammography segment compared to fiscal 2003, primarily as a result of our assuming service responsibilities previously performed by a former distributor and the continued growth in our installed base of mammography systems and digital detectors. The increase in mammography service revenue was partially offset by a $1.2 million decrease in osteoporosis assessment service revenues. We attribute this decrease primarily to the completion of a multi-year service contract in Europe during fiscal 2004 that has not been renewed.

Cost of Product Sales.

Years Ended
	September 25, 2004		September 27, 2003
	Amount	% of Product Sales	Amount	% of Product Sales	Change
					Amount	%
Cost of Product Sales	$94,762	53%	$86,506	55%	$8,256	10%

The cost of product sales decreased as a percentage of product sales to 53% in fiscal 2004 from 55% in fiscal 2003. Cost of product sales decreased as a percentage of product sales primarily due to increased revenues and improved gross margins recognized on the shift in mammography product sales to Selenia, our full field digital mammography systems. These systems have significantly higher selling prices, more than offsetting the higher costs of the product, when compared to analog mammography. This improvement was partially offset by reduced margins associated with our sales of osteoporosis assessment and mini C-arm products, discussed in further detail under our Segment Results of Operations below.

Cost of Service and Other Revenue.

Years Ended
	September 25, 2004		September 27, 2003
	Amount	% of Service Revenue	Amount	% of Service Revenue	Change
					Amount	%
Cost of Service and Other Revenue	$48,574	96%	$43,949	93%	$4,625	11%

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

Operating Expenses.

	Years Ended
	September 25, 2004		September 27, 2003
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change
					Amount	%
Operating Expenses
Research and Development	$16,659	7%	$18,381	9%	$(1,722)	(9)%
Selling and Marketing	$31,761	14%	$29,978	15%	$1,783	6%
General and Administrative	$24,363	11%	$22,196	11%	$2,167	10%

	$72,783	32%	$70,555	35%	$2,228	3%

Research and Development Expenses. Research and development expenses decreased 9% in fiscal 2004 compared to fiscal 2003 primarily due to a decrease in research and development spending and personnel costs primarily related to our phase-out of the digital general radiography systems product line announced in the fourth quarter of fiscal 2003. These decreases were offset in part from an increase in mammography related research and development expenses including our tomosynthesis development project. We expect total research and development expenses to continue to increase as we accelerate our development efforts of tomosynthesis technology for mammography in fiscal 2005.

Selling and Marketing Expenses. Selling and marketing expenses increased 6% in fiscal 2004 compared to fiscal 2003. These expenses decreased as a percentage of revenue to 13.9% in fiscal 2004 from 14.7% in fiscal 2003. The increase in the current fiscal year was primarily due to an increase of approximately $778,000 of international distributor commissions primarily related to the sale of Selenias in Mexico in the first six months of fiscal 2004, $601,000 of increased commissions to our direct sales force due to the increased product sales in direct territories and $388,000 of tradeshow expenses related to the promotion of our full field digital mammography system, Selenia. Sales and marketing expenses have also shifted between the operating segments for the current fiscal year by increasing in mammography, reflecting our increased revenues from that segment, and decreasing for our digital general radiography systems which are being phased-out.

General and Administrative. General and administrative expenses increased 10% in fiscal 2004 compared to fiscal 2003. As a percentage of revenue these expenses decreased to 10.7% in fiscal 2004 from 10.9% in fiscal 2003. The increase in the dollar amount of these expenses was primarily due to an increase of approximately $2.3 million in bonus and profit sharing expense in accordance with the applicable plans as a result of continued improved financial results. In addition, we incurred $741,000 of due diligence expenses in the third quarter of fiscal 2004 in connection with a potential acquisition. Prior to the end of the third quarter we decided not to pursue this potential acquisition further and accordingly expensed all acquisition costs in that quarter. Partially offsetting these increases were a $448,000 decrease in the bad debt provision as a result of strong cash collections in fiscal 2004, a $253,000 decrease of legal fees and a $251,000 decrease in the fees associated with our note payable to Wells Fargo Foothill, Inc. due to an amendment executed in July 2003.

Interest Income.

Years Ended
	September 25, 2004	September 27, 2003
	Amount	Amount	Change
			Amount	%
Interest Income	$540	$685	$(145)	(21)%

Interest income decreased in fiscal 2004 compared to the prior year primarily due to a decrease in the interest rate earned in fiscal 2004 compared to last year, partially offset by higher investment balances.

Interest / Other Expense.

Years Ended
	September 25, 2004	September 27, 2003
	Amount	Amount	Change
			Amount	%
Interest / Other Expense	$(199)	$(445)	$246	55%

Interest and other expense primarily consist of interest costs on the Wells Fargo Foothill, Inc. note payable. The decrease in these expenses was primarily due to the amendment made to the Wells Fargo Foothill, Inc. note payable in the third quarter of fiscal 2003 that significantly reduced the costs related to this facility. Other expense also includes foreign currency transaction gains and losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure in these transactions. In fiscal 2004 and 2003 we did not recognize any significant foreign exchange gains or losses or incur any interest charges under our foreign currency line of credit. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision (Benefit) for Income Taxes.

Years Ended
	September 25, 2004	September 27, 2003
	Amount	Amount	Change
			Amount	%
Provision (Benefit) for Income Taxes	$763	$176	$587	334%

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have provided for nominal federal, state and foreign income taxes in fiscal 2004 and 2003 and certain minimum taxes where net-operating losses cannot be used.

Cumulative Effect of Change in Accounting Principle.

Years Ended
	September 25, 2004	September 27, 2003
	Amount	Amount	Change
			Amount	%
Cumulative Effect of Change in Accounting Principle	$0	$(207)	$207	(100)%

During the fourth quarter of fiscal 2003, we adopted EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, as a cumulative effect of a change in accounting principle in accordance with APB 20, Accounting Changes, in fiscal 2003. In connection with the adoption of EITF 00-21, we recorded a cumulative effect adjustment of $207,000 in the first quarter of fiscal 2003.

Segment Results of Operations

As a result of our decision to phase out our digital general radiography systems and to focus on supplying our digital detectors to other original equipment manufacturers, as well as the trends in the markets in which we compete, we revised our segment reporting in the first quarter of fiscal 2004. Our businesses are reported as four segments: mammography; osteoporosis assessment; digital detectors and other. Prior periods have been restated to conform to this presentation. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Mammography.

	Years Ended
	September 25, 2004		September 27, 2003
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Change
					Amount	%
Total Revenues	$114,579	100%	$86,473	100%	$28,107	33%

Operating Income	$9,592	8%	$4,331	5%	$5,261	121%

Mammography revenues increased primarily due to the $24.8 million increase in product sales and an increase of $3.3 million in service revenues related to the increased number of systems in our installed base discussed above. Operating income for this business segment increased primarily due to the increased revenues and the improved gross margin from the shift in product revenues to our more profitable Selenia full field digital mammography systems from our analog mammography systems. Our gross margin in this business segment was 41% in fiscal 2004 compared to 35% in the prior year. Partially offsetting this increase was additional international commissions, totaling $2.1 million, related to a multiple unit Selenia sale in Mexico in the first six months of fiscal 2004 and an increased allocation of operating expenses previously absorbed by the digital general radiography business.

                    Osteoporosis Assessment.

	Years Ended
	September 25, 2004		September 27, 2003
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Change
					Amount	%
Total Revenues	$68,483	100%	$71,081	100%	$(2,598)	(4)%

Operating Income	$7,500	11%	$10,236	14%	$(2,736)	(27)%

Osteoporosis assessment revenues decreased in fiscal 2004 compared to fiscal 2003 primarily due to a $2.1 million decrease in service revenues and the $524,000 decrease in product sales discussed above. The decrease in service revenues was primarily due to the completion of a multi-year service contract in Europe during fiscal 2004 that was not renewed. Operating income for osteoporosis assessment decreased primarily due to decreased revenues and gross margins. Our gross margin in this business segment was 43% in fiscal 2004 compared to 47% in fiscal 2003. The decrease in osteoporosis assessment gross margins was primarily attributable to the decrease in revenues, a shift to international sales where we generally sell at lower prices through distributors, a shift to lower priced systems sold into the United States primary care market and an increased allocation of operating expenses previously absorbed by the digital general radiography systems business, which is being phased out. Partially offsetting these decreases in operating income was reduced commissions expense, primarily related to the shift to international sales.

                    Digital Detectors.

	Years Ended
	September 25, 2004		September 27, 2003
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Change
					Amount	%
Total Revenues	$15,047	100%	$7,990	100%	$7,057	88%

Operating Loss	$(4,833)	(32)%	$(5,500)	(69)%	$667	(12)%

Digital detector revenues increased primarily due to the increased number of digital detectors sold as discussed above and a $1.5 million increase in service revenues. The service revenues increase is due to the increase in the number of detectors in the installed base. The decrease in the digital detector business operating loss is primarily due to the increased revenues and the improved gross profit from that increase, and a decrease in our operating expenses. Our gross margin in this business segment decreased to 15% in fiscal 2004 compared to 21% in fiscal 2003. The decrease in gross margin was primarily due to increased warranty and service expenses. The decrease in operating expenses was primarily attributable to a lower allocation of sales and marketing expenses and a decrease in research and development spending related to the completion of our digital detector development for Selenia.

Other.

	Years Ended
	September 25, 2004		September 27, 2003
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Change
					Amount	%
Total Revenues	$30,596	100%	$38,491	100%	$(7,895)	(21)%

Operating Income (Loss)	$327	1%	$(6,042)	(16)%	$6,369	(105)%

Revenues for this business segment, which includes the mini C-arm business, the digital general radiography business and the conventional general radiography service business, decreased primarily due to a $6.7 million decrease in digital general radiography systems sold worldwide, as a result of our phase out of that business, and a $2.0 million decrease in product sales of our mini C-arm products primarily in the United States as discussed above. The improvements in operating income were primarily due to lower operating expenses as a result of our decision to de-emphasize the digital general radiography systems business, which has been substantially phased out, and to reallocate resources and costs in order to focus on the more profitable and faster growing digital mammography systems. These improvements were partially offset by the reduced revenue and gross profits from the decrease in mini C-arm system sales.

Fiscal Year Ended September 27, 2003 Compared to Fiscal Year Ended September 28, 2002

Product Sales.

	Years Ended
	September 27, 2003		September 28, 2002
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change
					Amount	%
Product Sales
Mammography	$68,739	34%	$59,138	31%	$9,601	16%
Osteoporosis Assessment	$51,900	25%	$45,531	24%	$6,369	14%
Digital Detectors	$6,843	3%	$6,125	3%	$718	12%
Other	$29,252	14%	$33,890	18%	$(4,638)	(14)%

	$156,734	77%	$144,684	76%	$12,050	8%

In fiscal 2003 our product sales increased 8% compared to fiscal 2002 primarily due to increased mammography and osteoporosis assessment product sales. Partially offsetting these increases was a decrease in our conventional general radiography product revenues due to our phase-out of this unprofitable product line during fiscal 2002, and slightly lower mini C-arm sales.

Mammography product sales increased 16% in fiscal 2003 compared to fiscal 2002 primarily due to a $15.2 million increase in digital mammography system sales primarily attributable to an increase in the number of Selenia full field digital mammography systems sold worldwide. In addition, there was a $5.7 million increase attributable to an increase in the number of multicare stereotactic tables sold. These increases were partially offset by an $11.2 million decrease in analog mammography systems sales primarily in the United States. The decrease in analog system sales in the United States was primarily attributable to a decrease in the number of systems sold, which we attribute primarily to a decrease in the market for analog systems as a result of the growing acceptance of digital technology.

Osteoporosis assessment product sales increased 14% in fiscal 2003 compared to fiscal 2002. This increase was primarily due to an increase in the number of systems sold internationally and, to a lesser extent, to the initial shipments of our new Discovery line of bone densitometers at higher average selling prices.

Digital detector product sales increased 12% in fiscal 2003 compared to fiscal 2002. The increase was primarily due to an increase in the average selling prices of digital detectors resulting in higher revenues on fewer units sold.

Other product sales decreased 14% in fiscal 2003 compared to fiscal 2002. This decrease was primarily attributable to a $4.8 million decrease in worldwide conventional general radiography product sales due to our decision to phase out our unprofitable conventional general radiography product line, which was completed in fiscal 2002.

In fiscal 2003, approximately 68% of product sales were generated in the United States, 17% in Europe, 13% in Asia, 1% in Latin America and 1% in other international markets. In fiscal 2002, approximately 80% of product sales were generated in the United States, 9% in Europe, 8% in Asia, 2% in Latin America and 1% in other international markets.

Service and Other Revenue.

Years Ended
	September 27, 2003		September 28, 2002
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change
					Amount	%
Service and Other Revenue	$47,301	23%	$45,508	24%	$1,793	4%

Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 4% in fiscal 2003 compared to fiscal 2002. This increase was primarily due to increased service revenues primarily in our mammography business as a result of our assuming service responsibilities previously performed by a former distributor and increased service contract revenues in our osteoporosis assessment and digital imaging businesses. Partially offsetting these increases was a decrease in other revenue from the licensing of certain mammography-patented technology and additional fee-per-scan revenues as compared to fiscal 2002.

In the second quarter of fiscal 2003, we terminated an independent dealer who represented almost one-half of the U.S. market for our mammography products in fiscal 2002 and assumed full sales and service responsibility in these geographic locations on a direct basis. To provide the necessary sales coverage and service support we hired 10 sales and 28 service personnel.

Cost of Product Sales.

Years Ended
	September 27, 2003		September 28, 2002
	Amount	% of Product Sales	Amount	% of Product Sales	Change
					Amount	%
Cost of Product Sales	$86,506	55%	$84,230	58%	$2,276	3%

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

Cost of Service and Other Revenue.

Years Ended
	September 27, 2003		September 28, 2002
	Amount	% of Service Revenue	Amount	% of Service Revenue	Change
					Amount	%
Cost of Service and Other Revenue	$43,949	93%	$34,146	75%	$9,803	29%

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

Operating Expenses.

	Years Ended
	September 27, 2003		September 28, 2002
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change
					Amount	%
Operating Expenses
Research and Development	$18,381	9%	$20,362	11%	$(1,981)	(10)%
Selling and Marketing	$29,978	15%	$28,319	15%	$1,659	6%
General and Administrative	$22,196	11%	$18,908	10%	$3,288	17%
Restructuring and Relocation	$0	0%	$2,070	1%	$(2,070)	(100)%

	$70,555	35%	$69,659	37%	$896	1%

Research and Development Expenses. Research and development expenses decreased 10% in fiscal 2003 compared to fiscal 2002. The decrease was primarily due to a decrease in research and development spending and personnel primarily related to reduced spending of $1.6 million on digital detectors at DRC, a decrease of $737,000 due to our phase-out of the conventional general radiography product line in fiscal 2002 and a decrease of $671,000 related to our mammography business. These decreases were partially offset by increased spending of $1.1 million related to our general radiography digital imaging systems. Approximately $8.2 million and $8.7 million of the total of these expenses related to the development of digital mammography and digital general radiography systems and detectors at DRC in fiscal 2003 and 2002, respectively.

Selling and Marketing Expenses. Selling and marketing expenses increased 6% in fiscal 2003 compared to fiscal 2002. The increase was primarily due to additional personnel and other costs incurred to expand our United States coverage of territories previously assigned to distributors, and to a lesser extent, higher trade show expenses in fiscal 2003 compared to 2002.

General and Administrative Expenses. General and administrative expenses increased 17% in fiscal 2003 compared to fiscal 2002. The increase was primarily due to additional personnel, increased employee benefit expenses and expenses related to the implementation of our integrated enterprise wide software application.

Restructuring and Relocation Costs. Restructuring and relocation costs in the first and second quarters of fiscal 2002 were primarily the result of our continuing efforts to streamline operations and eliminate unprofitable product lines. In the second quarter of fiscal 2002, we incurred severance costs of approximately $495,000 in connection with the reduction of our workforce in the United States and Europe by 13 persons across all functional areas. In the first quarter of fiscal 2002, we incurred a restructuring charge of approximately $806,000 primarily comprised of severance costs related to the termination of 85 employees at the Littleton facility. In addition, we incurred severance cost of approximately $561,000 and $208,000 in connection with the closure of our direct sales and service office in Paris, France and the continued reduction of Lorad’s workforce, respectively. The severance charges related to the workforce reductions of 5 persons in France and 20 persons at Lorad and were across all functional areas.

Interest Income.

Years Ended
	September 27, 2003	September 28, 2002
	Amount	Amount	Change
			Amount	%
Interest Income	$685	$573	$112	20%

Interest income increased in fiscal 2003 compared to fiscal 2002 primarily due to $84,000 of interest income related to the note receivable from an officer and $21,000 of additional interest collected from Latin American financed sales.

Interest / Other Expense.

Years Ended
	September 27, 2003	September 28, 2002
	Amount	Amount	Change
			Amount	%
Interest / Other Expense	$445	$2,980	$(2,535)	(85)%

In fiscal 2003, these expenses were primarily due to the interest costs on the Wells Fargo Foothill, Inc. note payable. In fiscal 2002, these expenses included interest costs of approximately $2.6 million on the $25 million note payable issued in connection with the Trex Medical acquisition and to a much lesser extent, interest costs on the Wells Fargo Foothill, Inc. note payable, foreign currency transaction losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure on those transactions. In September 2002, we paid off the note payable to Trex Medical with the proceeds from the sale/leaseback transaction of two of our facilities. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision (Benefit) for Income Taxes.

Years Ended
	September 27, 2003	September 28, 2002
	Amount	Amount	Change
			Amount	%
Provision (Benefit) for Income Taxes	$176	$(429)	$605	(141)%

We provided for certain minimum taxes where net-operating losses cannot be used in fiscal 2003. In fiscal 2002 we had a benefit for income taxes of $429,000 as a result of a $4.5 million tax benefit recorded in the second quarter of fiscal 2002, partially offset by a $3.9 million tax provision recorded in the fourth quarter of fiscal 2002 to reduce our deferred tax asset to $3.6 million that we believe will be fully realizable in the next 12 to 24 months. During fiscal 2002, as a result of the Economic Stimulus Bill signed into law in March, we filed carry back claims of approximately $13.8 million. Of this amount, we received $12.0 million in cash in fiscal 2003 and $1.8 million, which we received in fiscal 2004, is included in other current assets in the accompanying balance sheet at September 27, 2003.

Liquidity and Capital Resources

At September 25, 2004 we had approximately $121.0 million of working capital. At that date our cash and cash equivalents totaled $68.3 million. Our cash and cash equivalents balance increased $23.2 million during fiscal 2004 primarily due to cash provided by operating and financing activities partially offset by the use of cash for purchases of property and equipment.

Our cash provided by operating activities was $25.9 million, which included net income of $12.2 million for fiscal 2004 increased by non-cash charges for depreciation and amortization of an aggregate of $7.6 million. Cash provided by operations due to changes in our current assets and liabilities included an increase in deferred revenue of $3.5 million, an increase in accrued expenses of $3.5 million and a decrease in inventory of $3.4 million. These sources of cash were partially offset by an increase in accounts receivable of $4.4 million. The increase in deferred revenue was primarily due to an increase in the number of deferred service contracts and an increase in customer deposits. The increase in accrued expenses was primarily due to timing of payments. The decrease in inventory was primarily the result of improved supply chain management. The increase in accounts receivable was primarily due to the increased revenues during fiscal 2004.

In fiscal 2004, we used approximately $6.6 million of cash in investing activities. This use of cash was primarily attributable to purchases of property and equipment of $7.2 million, which consisted primarily of computer hardware, demonstration and manufacturing equipment.

In fiscal 2004, financing activities provided us with $3.9 million of cash. These cash flows included approximately $5.0 million from the exercise of stock options partially offset by repayments, totaling $1.1 million, of our term loan with Wells Fargo Foothill, Inc. and our Fleet Business Credit, LLC note payable.

As of September 25, 2004 we had short-term borrowings, including the current portion of our long-term obligations, of $475,000 and long term notes payable totaling $472,000. These amounts represent our obligations of our term loan under our credit facility with Wells Fargo Foothill, Inc.

We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (2.12% at September 25, 2004) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At September 25, 2004, there were no outstanding borrowings under this line.

In September 2001 we obtained a secured loan from Wells Fargo Foothill, Inc. The loan agreement with Wells Fargo Foothill, Inc. provides for a term loan of approximately $2.4 million, which we borrowed at signing, and a revolving line of credit facility. The maximum amount we can borrow under the loan agreement and amendment is $20.0 million. The loan agreement and amendment contain financial and other covenants and the actual amount which we can borrow under the line of credit at any time is based upon a formula tied to the amount of our qualifying accounts receivable. At September 25, 2004, the total amount of availability under this formula was $20.0 million. In July 2003 we amended this loan agreement primarily to simplify financial covenants and to reduce the fees related to this facility. The term loan accrues interest at prime plus 1.0% for five years. The line of credit advances accrue interest at prime plus 0.25%. The line of credit expires in September 2005. We were in compliance with all covenants as of September 25, 2004. At September 25, 2004, there were no outstanding borrowings under our line of credit.

In September 2002, we completed a sale/leaseback transaction for our headquarters and manufacturing facility located in Bedford, Massachusetts and our LORAD manufacturing facility in Danbury, Connecticut. The transaction resulted in net proceeds to us of $31.4 million. The lease for these facilities, including the associated land, has a term of 20 years, with four five-year year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.2 million per year, which is subject to adjustment for increases in the consumer price index. The aggregate total minimum lease payments during the initial 20-year term are $62.9 million. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, we make customary representations and warranties and agree to certain financial covenants and indemnities. In the event we default on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. We were in compliance with all covenants as of September 25, 2004.

The following table summarizes our contractual obligations and commitments as of September 25, 2004:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	$947	$475	$472	$—	$—
Operating Leases	60,359	4,848	8,352	6,395	40,764
Purchase Obligations	3,534	1,256	2,278	—	—

Total Contractual Obligations	$64,840	$6,579	$11,102	$6,395	$40,764

Except as set forth above, we do not have any other significant capital commitments. We are working on several projects, with an emphasis on digital mammography. Subject to the risk factors set forth below and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Report, we believe that we have sufficient funds in order to fund our expected operations over the next twelve months.

The expected timing of payment and amounts of the obligations discussed above are estimated based on current information.

Recent Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board (“FASB”) concluded that proposed Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies except small business issuers as defined in SEC Regulation S-B for interim or annual periods beginning after June 15, 2005. The FASB has tentatively concluded that companies could adopt the new standard using either the modified prospective transition method or the modified retrospective transition method. Under the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are not vested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement 123 (either for recognition or pro forma purposes). Under the modified retrospective transition method, a company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance with the original provisions of Statement 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with Statement 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

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

In 1998, our subsidiary, Direct Radiography Corp., was the first company to introduce direct-to-digital x-ray imaging products in the United States. The markets for these products are relatively new. There is a significant installed base of conventional x-ray imaging products in hospitals and radiological practices. The use of our direct-to-digital x-ray imaging products, including digital mammography products, in many cases would require these potential customers to either modify or replace their existing x-ray imaging equipment. Moreover, we believe that a major factor in the market’s acceptance of direct-to-digital x-ray technology is the trend toward transition by the healthcare industry from conventional film archiving systems to hospital Picture Archiving and Communications Systems, known as PACS, to store x-ray images electronically. Because the benefits of our direct-to-digital technology may not be fully realized by customers until they install a PACS platform, a large potential market for these products may not develop until PACS environments are more widely used. Because of the early stage of the markets for these products, it is likely that our evaluation of the potential markets for these products will materially vary with time. We cannot assure that the markets for our direct radiography products will continue to develop.

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

We continue to incur significant losses in our digital detector business segment and cannot assure that the segment will become profitable.

Our digital detector business segment incurred net losses of $4.8 million in fiscal 2004, $5.8 million in fiscal 2003 and $4.6 million in fiscal 2002. At the beginning of fiscal 2004 we started to move away from selling our own general digital x-ray systems in competition with our OEM partners in general digital radiography, and to focus on selling our DirectRay detectors to OEM’s for incorporation in their own line of digital radiography systems. Notwithstanding this shift in focus, we cannot assure that the operating results of our digital detector segment will improve.

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

We rely on one or only a limited number of suppliers for some key components or subassemblies for our products. In particular we have a limited number of suppliers for each of the panel and the coating of that panel for our direct radiography products. In addition, we have only limited sources of supply for some key components used in our mini C-arm systems. Obtaining alternative sources of supply of these components could involve significant delays and other costs, and may not be available to us on reasonable terms, if at all. The failure of a component supplier or contract assembler to provide acceptable quality and timely components or assembly service at an acceptable price, or an interruption of supplies from such a supplier could harm our business and prospects. Any disruption of supplies of key components could delay or reduce shipments, which could result in lost or deferred sales.

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

If we are unable to satisfy our financial covenants under our long-term leases for our headquarters and Lorad facilities, the rent due under those leases may be accelerated and we could be required to pay liquidated damages.

Our long-term leases contain financial and other covenants. If we do not comply with our covenants under our long-term leases, the remaining rent payable under those leases could be accelerated and we could be required to pay liquidated damages. Our failure to meet any of our covenants under our long-term leases could significantly harm our liquidity and financial position.

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

Our mammography systems compete with products offered by GE, Siemens, PlanMed, Fischer Imaging and Agfa. Our minimally invasive breast biopsy systems compete with products offered by Fischer Imaging and with conventional surgical biopsy procedures. Our mini C-arm products compete directly with mini C-arms manufactured and sold by a limited number of companies including GE. We also compete indirectly with manufacturers of conventional C-arm image intensifiers including Philips, Siemens and GE.

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

Our business may be harmed by acquisitions we may complete in the future.

We may pursue acquisitions of related businesses, technologies, product lines, and products. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of our management’s attention and risks associated with unanticipated problems or latent liabilities. In fiscal 2004, we incurred approximately $740,000 of professional fees, which we expensed, in connection with the analysis and negotiation of a potential acquisition that we decided not to complete. If we are successful in pursuing future acquisitions, we will be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline, and we may be more vulnerable to economic downturns and competitive pressures. We cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions that we complete. Should we acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business.

Our failure to manage current or future alliances or joint ventures effectively may harm our business and prospects.

We have entered into strategic alliances with Agfa, Siemens, R2 Technologies and iCAD. We are also exploring other potential alliances, joint ventures or other business relationships. Agfa and Siemens compete with us in some of our business segments, and are competitors or potential competitors to some of our customers or potential customers. Our alliance with

Agfa, Siemens or any other person could enhance their business to our detriment or make it more difficult for us to enter into advantageous business transactions or relationships with others. Moreover, we may not be able to:

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

Our bone densitometers and related products are used to assist physicians in diagnosing patients at risk for osteoporosis and other bone disorders, and to monitor the effectiveness of therapies to treat these disorders. As a result, the future growth of the market for these products and of this business will in large part be dependent upon the development and more widespread acceptance of drug therapies to prevent and to treat osteoporosis, and in addition, our ability to expand into the primary care market. Over the last several years, the FDA has approved a number of drug therapies to treat osteoporosis. We also understand that a number of other drug therapies are under development. While sales of our bone densitometry products have benefited from the increased availability and use of these therapies, most patients who are at risk for osteoporosis continue to go untreated. We cannot assure that any therapies under development or in clinical trials will prove to be effective, obtain regulatory approval, or that any approved therapy will gain wide spread acceptance, or that we will be able to expand into the primary care market. Even if these therapies gain widespread acceptance, we cannot assure that this acceptance will increase the sales of our products.

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

Foreign sales accounted for approximately 39% of our product sales in fiscal 2004, 32% of product sales in fiscal 2003 and 20% of our product sales in fiscal 2002. We maintain a sales and service office in Belgium and a support office in France. The expenses and sales of these offices are denominated in local currencies. We anticipate that foreign sales and sales denominated in foreign currencies will continue to account for a significant portion of our total sales. Fluctuations in the value of local currencies have caused, and are likely to continue to cause, amounts translated into U.S. dollars to fluctuate in comparison with previous periods. We have hedged our foreign currency exposure by borrowing funds in local European currencies to pay the expenses of our foreign offices. There is a risk that these hedging activities will not be successful in mitigating our foreign exchange risk exposure.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If, as of the end of our 2005 fiscal year, we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to confirm our assessment, investors could lose confidence in our reported financial information, and the trading price of our stock price and our business could be adversely affected.

We are in the process of documenting, and plan to test during the current fiscal year, our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Commencing with September 24, 2005, the end of our 2005 fiscal year, the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Effective internal controls are important to help produce reliable financial reports and to prevent financial fraud. If we are unable to assert that our internal control over financial reporting is effective as of the end of our 2005 fiscal year, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, investors could lose confidence in our reported financial information, and the trading price of our stock and our business could be adversely affected.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a loan and security agreement with Wells Fargo Foothill, Inc. (the Foothill Agreement) and a European line of credit. The Foothill Agreement term loan accrues interest at the prime rate plus 1.0% and the European Line of Credit accrues interest at the Europe Interbank Offered Rate plus 1.50%. At September 25, 2004, we had $944,000 outstanding under the Foothill Agreement and there were no amounts outstanding under the line of credit.

Foreign Currency Exchange Risk. Internationally, we currently operate in Belgium and France. Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, foreign exchange rate volatility and other risks identified under the heading “Risk Factors” in Part II, Item 7a above. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Substantially all of our sales outside the United States are conducted in U.S. dollar denominated transactions. We do operate two European subsidiaries, which incur expenses denominated in local currencies (Euro). As such, our operating results and certain assets and liabilities that are denominated in Euros are affected by changes in the relative strength of the United States dollar against the Euro. Our expenses are positively affected when the United States dollar strengthens against the Euro and adversely affected when the United States dollar weakens. However, based on the level of operating expenses, we believe that the foreign currency exchange risk is not significant. During fiscal 2004, 2003 and 2002, we incurred foreign currency exchange gains (losses) of $(192,000), $(134,000) and $225,000 respectively.

Item 8. Financial Statements and Supplementary Data.

The consolidated Financial Statements and Supplementary Data of Hologic are listed under Part IV, Item 15, in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

As of September 25, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer and principal financial officer, principal accounting officer and controller, and other persons performing similar functions. Our Code of Ethics for Senior Financial Officers is publicly available on our website at www.hologic.com. We intend to satisfy the disclosure requirement under Item 5.05 of Current Report on Form 8-K regarding an amendment to, or waiver from, a provision of this code by posting such information on our website, at the address specified above.

The additional information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as our fiscal year ended September 25, 2004 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (a)	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights (b)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,560,530	$11.71	523,390
Equity compensation plans not approved by security holders (2)	865,212	$9.06	321,436

Total	3,425,742	$11.04	844,826

(1)	Includes the following plans: 1986 Combination Stock Option Plan; Amended and Restated 1990 Non-employee Director Stock Option Plan; 1995 Combination Stock Option Plan; Amended and Restated 1999 Equity Incentive Plan; and

2000 Employee Stock Purchase Plan. Also includes the following plans which we assumed in connection with our acquisition of Fluoroscan Imaging Systems in 1996: FluoroScan Imaging Systems, Inc. 1994 Amended and Restated Stock Incentive Plan and FluoroScan Imaging Systems, Inc. 1995 Stock Incentive Plan. For a description of these plans, please refer to Footnote 5 contained in our consolidated financial statements.

(2)	Includes the following plans: 1997 Employee Equity Incentive Plan and 2000 Acquisition Equity Incentive Plan. A description of each of these plans is as follows:

1997 Employee Equity Incentive Plan. The purposes of the 1997 Employee Equity Incentive Plan (the “1997 Plan”), adopted by the Board of Directors in May 1997, are to attract and retain key employees, consultants and advisors, to provide an incentive for them to assist us in achieving long-range performance goals, and to enable such person to participate in our long-term growth. In general, under the 1997 Plan, all employees, consultants, and advisors who are not executive officers or directors are eligible to participate in the 1997 Plan. The 1997 Plan is administered by a committee consisting of at least three members of the Board appointed by the Board of Directors. Participants in the 1997 Plan are eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 1,100,000 shares of our common stock were reserved for issuance under the 1997 Plan. Of the shares reserved for issuance under the 1997 Plan, options to purchase 515,500 shares have been granted and are outstanding and 107,237 shares remain available for grant.

2000 Acquisition Incentive Plan. The purpose of the 2000 Acquisition Equity Incentive Plan (the “2000 Plan”), adopted by the Board of Directors in April 2001, is to attract and retain (a) employees, consultants and advisors, of newly acquired businesses who have been or are being hired as employees, consultants or advisors of our company or any of our consolidated subsidiaries, and (b) employees, consultants and advisors, of our company who have or are anticipated to provide significant assistance in connection with the acquisition of a newly acquired business or its integration with our company, and to provide such persons an incentive for them to achieve long-range performance goals, and to enable them to participate in our long-term growth. In general, under the 2000 Plan, only employees, consultants and advisors who are not officers or directors of our company are eligible to participate in the 2000 Plan. The 2000 Plan is administered by the Board or, at its option, a committee consisting of at least three members of the Board appointed by the Board of Directors. Participants in the 2000 Plan are eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 800,000 shares of our common stock were reserved for issuance under the 2000 Plan. Of the shares reserved for issuance under the 2000 Plan, options to purchase 349,712 shares have been granted and are outstanding and 214,199 shares remain available for grant.

The additional information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 25, 2004 and September 27, 2003

Consolidated Statements of Income for the years ended September 25, 2004, September 27, 2003 and September 28, 2002

Consolidated Statements of Stockholders’ Equity for the years ended September 25, 2004, September 27, 2003 and September 28, 2002

Consolidated Statements of Cash Flows for the years ended September 25, 2004, September 27, 2003 and September 28, 2002

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(b) Listing of Exhibits

Exhibit Number		Reference
3.01	Certificate of Incorporation of Hologic	A-3.01

3.02	Amendment to Certificate of Incorporation of Hologic	D-3.03

3.03	Amended and Restated By-laws of Hologic	O-3.03

4.01	Specimen Certificate for Shares of Hologic’s Common Stock	B-1

4.02	Description of Capital Stock (Contained in the Certificate of Incorporation of Hologic, as Amended, Filed as Exhibits 3.01 and 3.02).	A-3.01; D-3.03

4.03	Rights Agreement dated September 17, 2002	K-4

4.04	Form of Rights Certificate	K-4

10.01	1986 Combination Stock Option Plan, as Amended	C-10.07*

10.02	Amended and Restated 1990 Non-Employee Director Stock Option Plan	D-10.26*

10.03	1995 Combination Stock Option Plan	D-10.25*

10.04	Amended and Restated 1999 Equity Incentive Plan	F-10*

10.05	Amendment No. 1 to Amended and Restated 1999 Equity Incentive Plan	filed herewith

10.06	1997 Employee Equity Incentive Plan	E-99

10.07	2000 Acquisition Equity Incentive Plan	J-10.05

10.08	2000 Employee Stock Purchase Plan	I-99.3*

10.09	Form of Executive Officer Non-Qualified Stock Option Agreement	P-10.32*

10.10	Form of Indemnification Agreement for Directors and Certain Officers of Hologic	A-10.12*

10.11	Employment Agreement with an Officer of Hologic	C-10.22*

10.12	Employment Letter to an Officer of Hologic	J-10.12*

10.13	Executive Bonus Plan Description	filed herewith

10.14	Promissory Note to an Officer of Hologic	J-10.13*

10.15	Form of Officer Separation Agreement including List of Officers to Whom Provided	J-10.14*

10.16	Form of Change in Control Agreement including list of officers to Whom Provided	Q-10.1*

10.17	Executive Employment Letter	L-10.29*

10.18	Supply Agreement	H-10.27

10.19	Facility Lease (Danbury)	G-10.14

10.20	Loan and Security Agreement	J-10.25

10.21	Parent Pledge Agreement	J-10.26

10.22	Guaranty and Security Agreement	J-10.27

10.23	Mortgage and Security Agreement	J-10.28

10.24	First Amendment to the Loan and Security Agreement	J-10.29

10.25	Second Amendment to the Loan and Security Agreement	N-10.30

10.26	Third Amendment to the Loan and Security Agreement	N-10.31

10.27	Lease Agreement (Danbury and Bedford)	M-10.27

10.28	Settlement and Waiver Agreement with an Officer of Hologic	M-10.28

21.01	Significant Subsidiaries of Hologic	M-21.01

23.01	Consent of Ernst & Young LLP	filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

*	Management compensation plan or arrangement

A	We previously filed this exhibit on January 24, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-1 (Registration No. 33-33128), and the previously filed exhibit is incorporated herein by reference.

B	We previously filed this exhibit on January 31, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A, and the previously filed exhibit is incorporated herein by reference.

C	We previously filed this exhibit on December 22, 1994 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 24, 1994, and the previously filed exhibit is incorporated herein by reference.

D	We previously filed this exhibit on May 14, 1996, with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 30, 1996, and the previously filed exhibit is incorporated herein by reference.

E	We previously filed this exhibit on August 20, 1997 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-8 (SEC File No. 333-34003), and the previously filed exhibit is incorporated herein by reference.

F	We previously filed this exhibit on May 11, 1999 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 27, 1999, and the previously filed exhibit is incorporated herein by reference.

G	Trex Medical Corporation previously filed this exhibit with the referenced exhibit number as an Exhibit to its Registration Statement on Form S-1 (Reg. No. 333-2926), and the previously filed exhibit is incorporated by reference.

H	We previously filed this exhibit on December 22, 2000 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 30, 2000, and the previously filed exhibit is incorporated by reference.

I	We previously filed this exhibit on May 2, 2001 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-8 (SEC File No. 333-60046), and the previously filed exhibit is incorporated herein by reference.

J	We previously filed this exhibit on December 12, 2001 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 29, 2001, and the previously filed exhibit is incorporated by reference.

K	We previously filed this exhibit on September 17, 2002 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A (SEC File No. 000-18281), and the previously filed exhibit is incorporated herein by reference.

L	We previously filed this exhibit on May 13, 2003 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 29, 2003, and the previously filed exhibit is incorporated herein by reference.

M	We previously filed this exhibit on December 24, 2002 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 28, 2002, and the previously filed exhibit is incorporated herein by reference.

N	We previously filed this exhibit on December 23, 2003, with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 27, 2003, and the previously filed exhibit is incorporated herein by reference.

O	We previously filed this exhibit on May 11, 2004 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 27, 2004, and the previously filed exhibit is incorporated herein by reference.

P	We previously filed this exhibit on September 23, 2004 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of September 23, 2004, and the previously filed exhibit is incorporated herein by reference.

Q	We previously filed this exhibit on February 10, 2004 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended December 27, 2003, and the previously filed exhibit is incorporated herein by reference.

c) Financial Statement Schedules.

The financial statement schedules required are included as part of Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLOGIC, INC.

By:	/s/ John W. Cumming
JOHN W. CUMMING
Chairman of the Board
and Chief Executive Officer

Dated: December 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John W. Cumming	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 8, 2004
JOHN W. CUMMING

/s/ Glenn P. Muir	Director, Executive Vice President Finance and Administration and Treasurer (Principal Financial Officer)	December 8, 2004
GLENN P. MUIR

/s/ Jay A. Stein	Chairman Emeritus and Chief Technical Officer	December 8, 2004
JAY A. STEIN

/s/ Robert H. Lavallee	Vice President, Corporate Controller (Principal Accounting Officer)	December 8, 2004
ROBERT H. LAVALLEE

/s/ Irwin Jacobs	Director	December 8, 2004
IRWIN JACOBS

/s/ David R. LaVance, Jr.	Director	December 8, 2004
DAVID R. LAVANCE, JR.

/s/ Nancy L. Leaming	Director	December 8, 2004
NANCY L. LEAMING

/s/ William A. Peck	Director	December 8, 2004
WILLIAM A. PECK

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hologic, Inc.

Years ended September 25, 2004, September 27, 2003

and September 28, 2002

Hologic, Inc.

Audited Consolidated Financial Statements

Years ended September 25, 2004, September 27, 2003 and September 28, 2002

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Hologic, Inc.:

We have audited the accompanying consolidated balance sheets of Hologic, Inc. (a Delaware corporation) and subsidiaries as of September 25, 2004 and September 27, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 25, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hologic, Inc. and subsidiaries at September 25, 2004 and September 27, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 25, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 1, 2004

Hologic, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 25, 2004	September 27, 2003
Assets
Current assets:
Cash and cash equivalents	$68,335	$45,177
Accounts receivable, less reserves of $2,757 and $3,477, respectively	48,409	43,831
Inventories	40,174	43,426
Prepaid expenses and other current assets	9,135	9,554

Total current assets	166,053	141,988

Property and equipment, at cost:
Land	1,500	1,500
Buildings and improvements	13,697	13,607
Equipment and software	38,038	33,505
Furniture and fixtures	3,591	3,660
Leasehold improvements	2,728	2,637

	59,554	54,909
Less—accumulated depreciation and amortization	26,677	22,803

	32,877	32,106

Other assets:
Patented technology, net of accumulated amortization of $6,761 and $5,732, respectively	824	1,702
Developed technology and know-how, net of accumulated amortization of $3,681 and $2,770, respectively	5,427	6,338
Goodwill	6,285	5,810
Other, net	285	659

	12,821	14,509

Total assets	$211,751	$188,603

Liabilities
Current liabilities:
Current portion of notes payable	$475	$480
Accounts payable	10,546	10,819
Accrued expenses	20,970	17,387
Deferred revenue	13,013	9,440

Total current liabilities	45,004	38,126

Note payable, net of current portion	472	1,550

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value–1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value–30,000 shares authorized; 20,585 and 19,966 shares issued, respectively	206	200
Capital in excess of par value	149,452	144,455
Retained earnings	18,196	6,032
Accumulated other comprehensive loss	(1,115)	(1,296)
Treasury stock, at cost—45 shares	(464)	(464)

Total stockholders’ equity	166,275	148,927

Total liabilities and stockholders’ equity	$211,751	$188,603

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Years ended
	September 25, 2004	September 27, 2003	September 28, 2002
Revenues:
Product sales	$177,936	$156,734	$144,684
Service and other revenue	50,769	47,301	45,508

	228,705	204,035	190,192

Costs and expenses:
Cost of product sales	94,762	86,506	84,230
Cost of service and other revenue	48,574	43,949	34,146
Research and development	16,659	18,381	20,362
Selling and marketing	31,761	29,978	28,319
General and administrative	24,363	22,196	18,908
Restructuring and relocation	—	—	2,070

	216,119	201,010	188,035

Income from operations	12,586	3,025	2,157

Interest income	540	685	573
Interest and other income (expense), net	(199)	(445)	(2,980)

Income (loss) before provision (benefit) for income taxes	12,927	3,265	(250)
Provision (benefit) for income taxes	763	176	(429)

Income before cumulative effect of change in accounting principle	12,164	3,089	179
Cumulative effect of change in accounting principle	—	(207)	—

Net income	$12,164	$2,882	$179

Hologic, Inc.

Consolidated Statements of Income (continued)

(In thousands, except per share data)

	Years ended
	September 25, 2004	September 27, 2003	September 28, 2002
Basic income per common and common equivalent share:
Income before cumulative effect of change in accounting principle	$0.60	$0.16	$0.01
Cumulative effect of change in accounting principle	—	(0.01)	—

Net income	$0.60	$0.15	$0.01

Diluted income per common and common equivalent share:
Income before cumulative effect of change in accounting principle	$0.57	$0.15	$0.01
Cumulative effect of change in accounting principle	—	(0.01)	—

Net income	$0.57	$0.14	$0.01

Weighted average number of common shares outstanding:
Basic	20,258	19,629	18,419

Diluted	21,296	20,130	19,192

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
	Number of Shares	$0.01 Par Value			Number of Shares	Amount
Balance at September 29, 2001	15,670	$157	$111,300	$2,971	45	$(464)	$(2,157)	$111,807	$—
Sale of common stock, net of issuance costs of $2,220	3,000	30	24,750	—	—	—	—	24,780	—
Exercise of stock options	595	6	4,203	—	—	—	—	4,209	—
Stock issued for employee compensation	140	1	801	—	—	—	—	802	—
Issuance of common stock under employee stock purchase plan	56	1	351	—	—	—	—	352	—
Net income	—	—	—	179	—	—	—	179	179
Translation adjustments	—	—	—	—	—	—	280	280	280

Comprehensive income									459

Balance at September 28, 2002	19,461	195	141,405	3,150	45	(464)	(1,877)	142,409	—
Exercise of stock options	470	5	2,659	—	—	—	—	2,664	—
Issuance of common stock under employee stock purchase plan	37	—	391	—	—	—	—	391	—
Expiration of restricted stock awards	(2)	—	—	—	—	—	—	—	—
Net income	—	—	—	2,882	—	—	—	2,882	2,882
Translation adjustments	—	—	—	—	—	—	581	581	581

Comprehensive income									3,463

Hologic, Inc.

Consolidated Statements of Stockholders’ Equity (continued)

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
	Number of Shares	$0.01 Par Value			Number of Shares	Amount
Balance at September 27, 2003	19,966	$200	$144,455	$6,032	45	$(464)	$(1,296)	$148,927
Exercise of stock options	587	6	4,584	—	—	—	—	4,590	—
Issuance of common stock under employee stock purchase plan	32	—	413	—	—	—	—	413	—
Net income	—	—	—	12,164	—	—	—	12,164	$12,164
Translation adjustments	—	—	—	—	—	—	181	181	181

Comprehensive income									$12,345

Balance at September 25, 2004	20,585	$206	$149,452	$18,196	45	$(464)	$(1,115)	$166,275

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended
	September 25, 2004	September 27, 2003	September 28, 2002
Operating activities
Net income	$12,164	$2,882	$179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,712	5,491	5,395
Amortization	1,877	1,914	2,081
Noncash interest expense	123	186	187
Deferred income taxes	—	—	3,896
Loss on sale/leaseback	—	—	93
Changes in assets and liabilities:
Accounts receivable	(4,435)	(4,096)	3,168
Inventories	3,428	(5,074)	1,641
Prepaid expenses and other current assets	444	5,303	1,998
Accounts payable	(452)	(167)	(7,290)
Accrued expenses	3,499	(1,673)	(4,823)
Deferred revenue	3,522	(35)	436

Net cash provided by operating activities	25,882	4,731	6,961

Investing activities
Net cash paid for acquisition of distributor	(341)	—	—
Proceeds from sale/leaseback, net of costs	—	—	31,372
Purchase of property and equipment	(7,187)	(9,200)	(6,450)
Disposal of property and equipment	744	1,054	312
Decrease (increase) in other assets	163	224	(122)

Net cash (used in) provided by investing activities	(6,621)	(7,922)	25,112

Financing activities
Repayments of line of credit	—	—	(2,150)
Issuance of note payable	—	—	24
Repayments of notes payable	(1,083)	(718)	(26,177)
Net proceeds from sale of common stock	5,003	3,055	29,341

Net cash provided by financing activities	3,920	2,337	1,038

Effect of exchange rate changes on cash	(23)	195	(29)

Hologic, Inc.

Consolidated Statements of Cash Flows (continued)`

(In thousands)

	Years ended
	September 25, 2004	September 27, 2003	September 28, 2002
Net increase (decrease) in cash and cash equivalents	23,158	$(659)	$33,082
Cash and cash equivalents, beginning of year	45,177	45,836	12,754

Cash and cash equivalents, end of year	$68,335	$45,177	$45,836

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$448	$178	$236

Cash paid during the period for interest	$91	$172	$3,072

Supplemental Disclosure of Noncash Financing Activities:
Stock issued for employee compensation	$—	$—	$802

See accompanying notes.

Hologic, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Operations

Hologic, Inc. (the Company or Hologic) is engaged in the development, manufacture and distribution of diagnostic and medical imaging systems primarily serving the healthcare needs of women. The Company’s core women’s healthcare business units are focused on osteoporosis assessment, mammography and breast biopsy.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in September. Fiscal 2004, 2003 and 2002 ended on September 25, 2004, September 27, 2003 and September 28, 2002, respectively.

Management’s Estimates and Uncertainties

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, restructuring and other related charges, any contingent liabilities, and recoverability of the Company’s net deferred tax assets and related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

The company is subject to a number of risks similar to those of other companies of similar size in its industry, including, early stage of development of direct-to-digital products, rapid technological changes, competition, limited number of suppliers, customer concentration, integration of acquisitions, government regulations, management of international activities, protection of proprietary rights, patent litigation and dependence of key individuals.

Cash Equivalents

The Company considers its highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at September 27, 2003 are $263 of securities purchased under agreements to resell. The securities purchased under agreements to resell are collateralized by U.S. government securities. At September 25, 2004 and September 27, 2003 the Company’s other cash equivalents consisted of money market accounts.

Concentrations of Credit Risk

The Company has no significant off balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, trade accounts receivable and long-term receivables. The Company’s credit risk is managed by investing its cash in high-quality money market instruments and securities of the U.S. government and its agencies. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the x-ray and medical devices industry. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company re-evaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable.

The Company historically utilized a distributor in the United States for certain product lines. In the first quarter of fiscal 2003, this distributor sold one of its wholly owned subsidiaries to another company creating a new distributor for the Company’s mammography systems. On January 1, 2003, the Company terminated its relationship with this new distributor, other than for the continuing sale of spare parts, and commenced a direct sales effort in the U.S. for the product lines carried by this distributor. The Company had accounts receivable from the new distributor of approximately $359 and $937 as of September 25, 2004 and September 27, 2003, respectively and accounts receivable from the historical distributor of approximately $0 and $3,118 as of

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

September 25, 2004 and September 27, 2003, respectively. The new distributor accounted for 0.5% and 4% of revenues for the years ended September 25, 2004 and September 27, 2003, respectively. The historical distributor accounted for 12% and 24% of product revenues for fiscal 2003 and 2002, respectively. There were no other customers with balances greater than 10% of accounts receivable as of September 25, 2004 or September 27, 2003, or customers that represented greater than 10% of product revenues for fiscal 2004, 2003 and 2002.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, lines of credit, long-term receivables, accounts payable and notes payable. The carrying amounts of the Company’s cash equivalents, accounts receivable, lines of credit and accounts payable approximate fair value due to the short-term nature of these instruments. The note payable to Wells Fargo Foothill, Inc. has a variable interest rate and, therefore, fluctuates based on market conditions. As of September 25, 2004, the fair value of the note payable approximates its carrying amount based on comparable market terms and conditions.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 25, 2004	September 27, 2003
Raw materials and work-in-process	$31,252	$33,596
Finished goods	8,922	9,830

	$40,174	$43,426

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

Concentration of Suppliers

The Company purchases certain components of the Company’s products from a small number of suppliers. A change in or loss of these suppliers could cause a delay in filling customer orders and a possible loss of sales, which would adversely affect results of operations; however, management believes that suitable replacement suppliers could be obtained in such an event.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

Property and Equipment

The Company provides for depreciation and amortization by charges to operations, using the straight-line method, which allocate the cost of property and equipment over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Building and improvements	40 years
Equipment and software	3–10 years
Furniture and fixtures	5–7 years
Leasehold improvements	Shorter of Life of Lease or Estimated Useful Life

Repair and maintenance costs are expensed as incurred.

The Company applies the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. The Company capitalized $140, $1,433 and $2,280 during fiscal 2004, 2003 and 2002, respectively, related to a company wide Enterprise Resource Planning (ERP) systems implementation project and has included these amounts in equipment and software in the accompanying consolidated balance sheet. The Company began to amortize such costs during 2003 when the ERP system became operational. In fiscal 2004, the Company began an upgrade of the ERP system, which added new functionality to the existing system, which was not previously available. The Company capitalized $206 related to this project. The Company began to amortize such costs during 2004 when the upgrades to the ERP became operational.

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

The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under this statement, goodwill is not amortized, but is reviewed for impairment annually, at a minimum, by applying a fair-value-based test.

The Company conducts its annual impairment test of goodwill during the second quarter of its fiscal year. The Company considered a number of factors, including the prior year’s independent valuation, to conduct this test. The valuation is based upon expected future discounted operating cash flows of the mammography reporting unit as well as analysis of recent sales or offerings of similar companies. The timing and size of impairment charges involve the application of management’s judgment and could significantly affect the Company’s operating results. The Company determined it met all of the criteria under SFAS No. 142 to carry forward the prior year determination of reporting unit fair value and based on the applicable valuation determined that no impairment exists for fiscal 2004.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

Deferred Financing Costs

Included in other assets in the accompanying balance sheets as of September 25, 2004 and September 27, 2003 are deferred financing costs of approximately $133 and $255, respectively, related to the Company’s closing of the credit facility with Foothill Capital Corporation on September 21, 2001 (see Note 3.) The Company is amortizing these amounts to interest expense over a four-year period, which approximates the level yield method. The Company amortized $122, $186 and $187 to interest expense related to these amounts during the years ended September 25, 2004, September 27, 2003 and September 28, 2002, respectively.

Research and Software Development Costs

Costs incurred in the research and development of the Company’s products are expensed as incurred. Costs associated with the development of computer software that is embedded in the Company’s products are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, and capitalized thereafter until commercial release of the products. Software development costs eligible for capitalization have not been significant to date.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar (dollar). The functional currency of the Company’s subsidiary in Belgium is the Euro. Accordingly, the assets and liabilities of the Company’s subsidiary are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts generally are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive loss as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to inter-company accounts that have been determined to be temporary in nature. To date these amounts are not material and have been included in interest and other income (expense) on the Consolidated Statement of Income.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from nonowner sources. Comprehensive income is disclosed in the accompanying consolidated statements of stockholders’ equity. Foreign currency translation adjustments are the only items of other comprehensive income.

Revenue Recognition

The Company recognizes product revenue upon shipment, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable and collection of the resulting receivable is probable. Generally, the Company’s product arrangements are multiple element arrangements, including services such as installation and training. Beginning in the fourth quarter of fiscal 2003, the Company is required to account for these arrangements in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Based on the terms and conditions of the product arrangements, the Company concluded that these services can be accounted for separately from the product element as the Company’s product has value to its customers on a stand-alone basis and the Company has objective and reliable evidence of the fair value of such services. Accordingly, service revenue representing the fair value of services not yet performed at the time of product shipment are deferred and recognized as such services are performed. The undelivered elements of service to be provided are all probable, perfunctory in nature and under the Company’s control. The residual revenue under the product arrangement are recognized as product revenue upon shipment. There is no customer right of return in the Company’s sales agreements. The Company adopted EITF Issue No. 00-21 as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes. In connection with the adoption of EITF Issue No. 00-21, the Company reclassified $4,150 of product revenue to service revenue for the year ended September 28, 2002. The Company has not presented the pro forma presentation of the cumulative catch-up adjustment as the change was not material.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

The Company recognizes product revenue upon the completion of installation for shipments that require more than perfunctory obligations at the time of shipment, specifically for certain of its digital imaging systems. A provision is made at that time for estimated warranty costs to be incurred.

Service revenues primarily consist of fee-per-scan revenues, amounts recorded under maintenance contracts and repairs not covered under warranty, installation and training revenues, as well as shipping and handling costs billed to customers. Fee-per-scan revenues represent overage payments on usage from equipment owned by a third-party leasing company. The leasing company collects these payments and applies these payments against the outstanding note payable the Company owes them at the time of collection. Since the leasing company collects the payments directly from the customers and notifies the Company upon applying our share to the note, the amount of fee-per-scan revenue is not fixed or determinable until notified of collection by the leasing company. As a result, fee-per-scan revenues have been recorded as the fees are collected. Maintenance contract revenues are recognized ratably over the term of the contract. Other service revenues are recorded when the services are completed.

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company has classified the re-imbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. Reimbursed shipping and handling costs, included in service and other revenues and costs of service and other revenues, totaled approximately $1,447, $1,549 and $1,412 for the years ended September 25, 2004, September 27, 2003 and September 28, 2002, respectively.

Although the Company’s products contain operating and application software, the Company has determined that the software element is incidental in accordance with AICPA Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and EITF Issue No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.

Cost of Service and Other Revenues

Cost of service and other revenues primarily represents payroll and related costs associated with the Company’s professional services’ employees, consultants, infrastructure costs and overhead allocations, including depreciation and rent.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

At September 25, 2004, the Company has several stock-based employee compensation plans, which are more fully described in Note 5. The Company accounts for its stock-based compensation plans under the intrinsic method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income for the years ended September 25, 2004, September 27, 2003 or September 28, 2002 as all options granted under the plans for those years had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, the Company has not issued any stock awards to non-employees.

The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123; therefore, no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income (loss) and earnings (loss) per share would have approximated the pro forma amounts indicated below for the fiscal years 2004, 2003 and 2002:

	Years ended
	September 25, 2004	September 27, 2003	September 28, 2002
Net income as reported	$12,164	$2,882	$179
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(3,563)	(3,198)	(4,678)

Pro forma net income (loss)	$8,601	$(316)	$(4,499)

Diluted net income per share, as reported	$0.57	$0.14	$0.01
Pro forma diluted net income (loss) per share	$0.40	$(0.02)	$(0.24)

Weighted-average fair value of options granted	$8.93	$5.66	$5.10

Weighted-average remaining contractual life of options outstanding	6.70 years	6.87 years	7.58 years

2. Summary of Significant Accounting Policies (continued)

Hologic has computed the pro forma disclosures required under SFAS No. 148 for stock options granted to employees and shares purchased under the Employee Stock Purchase Plan using the Black Scholes option-pricing model. The weighted-average fair value of each stock option included in the preceding pro forma amounts is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No. 148 pro forma disclosure for stock options granted to employees for the fiscal years ended 2004, 2003 and 2002 are as follows:

	Years ended
	September 25, 2004	September 27, 2003	September 28, 2002
Risk-free interest rates	2.9%	2.5%	3.7%
Expected dividend yield	—	—	—
Expected life (in years)	4.0	4.0	4.0
Expected volatility	70.0%	70.0%	70.0%

The assumptions used to calculate the SFAS No. 148 pro forma disclosure for shares purchased under the Employee Stock Purchase Plan for the fiscal years 2004, 2003 and 2002 are as follows:
	Years ended
	September 25, 2004	September 27, 2003	September 28, 2002
Risk-free interest rates	2.8%	2.9%	3.7%
Expected dividend yield	—	—	—
Expected life (in years)	0.5	0.5	0.5
Expected volatility	61.4%	70.0%	70.0%

Net Income Per Share

Basic and diluted net income per share is presented in conformity with SFAS No. 128, Earnings per Share. Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Dilutive net income per share in 2004, 2003 and 2002 includes the effects of all dilutive, potentially issuable common shares using the treasury stock method.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

Basic and diluted weighted average common shares for fiscal years 2004, 2003, and 2002 are as follows:

	Years ended
	September 25, 2004	September 27, 2003	September 28, 2002
Basic weighted-average common shares outstanding	20,258	19,629	18,419
Weighted-average common equivalent shares	1,038	501	773

Diluted weighted-average common shares outstanding	21,296	20,130	19,192

Dilutive weighted-average shares outstanding do not include 667, 1,195 and 1,071 common-equivalent shares for fiscal years 2004, 2003 and 2002, respectively, as their effect would have been antidilutive.

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

Product warranty activity for the years ended September 25, 2004 and September 27, 2003 is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-Offs/ Payments	Balance at End of Period
Period end:
September 25, 2004	$4,475	$6,082	$(6,029)	$4,528
September 27, 2003	4,824	4,656	(5,005)	4,475

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board (“FASB”) concluded that the proposed Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. The FASB has tentatively concluded that companies could adopt the new standard using either the “modified prospective transition method” or the “modified retrospective transition method.” Under the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are not vested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement 123 (either for recognition or pro forma purposes). Under the modified retrospective transition method, a company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance with the original provisions of Statement 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with Statement 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

3. Credit Facilities

Trex Medical Note

On September 15, 2000, pursuant to an Asset Purchase and Sale Agreement between Hologic, Inc. (Hologic) and Trex Medical Systems Corporation (Trex Medical) (the Purchase Agreement), dated August 13, 2000, Hologic acquired the U.S. business assets of Trex Medical in exchange for $30,000 in cash and a note in the amount of $25,000. The note had a term of three years, bore interest at a rate of 11.5% per annum and was repaid in full in September 2002 with the proceeds from the Company’s sale/leaseback transaction (see Note 2). The Company recorded interest expense related to this note payable of $2,638 for the year ended September 28, 2002 in the accompanying consolidated statements of income.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

3. Credit Facilities (continued)

European Line of Credit

The Company maintains an unsecured line of credit with a bank for the equivalent of $3,000, which bears interest at the Europe Interbank Offered Rate (2.12% at September 25, 2004) plus 1.50%. There were no amounts outstanding during 2004 and 2003. The borrowings under this line are primarily used by the Company’s European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days’ notice. Interest expense on this line of credit of approximately $66 has been included in interest/other expenses in the accompanying consolidated statements of operations for 2002. No interest expense was incurred for 2004 and 2003 on this line of credit.

Foothill Note and Line of Credit

On September 21, 2001, the Company signed a Loan and Security Agreement with Wells Fargo Foothill, Inc., as amended (the Foothill Agreement). The Foothill Agreement provides for a term loan in the amount of $2,360, payable monthly in equal installments over five years. The term loan accrues interest daily at an annual rate equal to the prime rate (4.75% at September 25, 2004) plus 1.00%. As of September 25, 2004, there was $944 outstanding under the Foothill Agreement. The Company also has the ability to issue letters of credit under the Foothill Agreement. The Company must pay a fee related to any letters of credit equal to 1% per annum on the daily balance of the undrawn amount of all outstanding letters of credit.

In addition, the Foothill Agreement allows for revolver advances equal to the lesser of (i) the Maximum Revolver Amount ($20,000 less amounts outstanding related to letters of credit) or (ii) the Borrowing Base, as defined, less the letter of credit usage. As of September 25, 2004, the Company’s Borrowing Base and net availability under the revolver was $20,000. As of that date, the Company had no borrowing or letters of credit outstanding under the revolver. The revolver advances accrue interest daily at an annual rate equal to the prime rate plus 0.25%. The Company must pay monthly an Unused Line Fee in an amount equal to 0.3% times the result of (i) the maximum revolver amount less the sum of the average daily balance of advances, as defined, during the preceding month plus (ii) the average daily balance of the letter of credit usage, as defined, during the preceding month.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

3. Credit Facilities (continued)

The Company’s ability to borrow under such line of credit is conditional upon the Company’s compliance with certain financial and non-financial covenants. The line of credit is collateralized by substantially all assets of the Company, excluding real estate, and expires on September 21, 2005. The Company was in compliance with all covenants as of September 25, 2004.

4. Income Taxes

The Company provides for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.

The provision (benefit) for income taxes in the accompanying consolidated statements of operations consists of the following:

	Years ended
	September 25, 2004	September 27, 2003	September 28, 2002
Federal:
Current	$250	$—	$(13,527)
Deferred	—	—	13,000

	250	—	(527)

State:
Current	175	150	150
Deferred	—	—	(84)

	175	150	66

Foreign:
Current	338	26	32

	$763	$176	$(429)

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

4. Income Taxes (continued)

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Years ended
	September 25, 2004	September 27, 2003	September 28, 2002
Income tax provision at federal statutory rate	35.0%	35.0%	(35.0)%
Increase (decrease) in tax resulting from:
Change in valuation allowance	(26.3)	(32.2)	(28.5)
State tax provision, net of federal benefit	0.9	4.6	43.1
Research and development tax credit	(3.9)	(15.3)	(199.7)
Nondeductible expenses	1.4	13.3	48.7
Other	(1.2)	—	—

	5.9%	5.4%	(171.4)%

The components of domestic and foreign income (loss) before the provision (benefit) for income taxes are as follows:

	Years ended
	September 25, 2004	September 27, 2003	September 28, 2002
Domestic	$11,489	$2,204	$1,327
Foreign	1,438	1,061	(1,577)

	$12,927	$3,265	$(250)

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

4. Income Taxes (continued)

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

	September 25, 2004	September 27, 2003
Deferred tax assets	$10,037	$11,815
Valuation allowance	(6,437)	(8,215)

	$3,600	$3,600

The net deferred tax assets above are recorded in the consolidated balance sheet as follows: $5,277 as a deferred tax asset in prepaid expenses and other current assets and $1,677 as a deferred tax liability in accrued expenses.

The Company generated significant tax loss carryforwards during fiscal 2001 and 2000, which may be carried forward for 17 and 16 years, respectively. Under SFAS No. 109, the Company can only recognize a deferred tax asset for future benefit of its tax loss carryforward to the extent that it is “more likely than not” that these assets will be realized. In determining the realizability of these assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. A portion of the deferred tax assets relates to the excess benefit of stock options, and as such, will be realized as an increase in stockholders’ equity in future periods.

The Company has a valuation allowance against a portion of its remaining potential deferred tax assets. The valuation allowance primarily relates to the net losses generated in fiscal 2001 and 2000, which the Company can only realize through the generation of future taxable income and certain deferred tax assets in foreign jurisdictions, for which realization is uncertain. The Company believes that its net deferred tax asset as of September 25, 2004 will be realizable in the next fiscal year.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

4. Income Taxes (continued)

The approximate income tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is approximately as follows:

	September 25, 2004	September 27, 2003
Net operating loss carryforwards	$9,427	$10,919
Nondeductible accruals	1,305	684
Nondeductible reserves	3,741	2,497
Depreciation and amortization	(7,829)	(5,707)
Other temporary differences	575	1,797
Research credit	2,818	1,509
Deferred revenue	—	116

	$10,037	$11,815

The following table summarizes the expiration dates of the net operating loss and R&D credit carryforwards:

	Year of Expiration
	2020	2021	2022	2023	2024	Total
Net Operating Loss	$4,926	$10,149	$5,069	$3,313	—	$23,457
R&D Credit	$—	$508	$978	$832	$500	$2,818

Hologic has previously recorded reserves for taxes that may become payable as a result of federal and state audits. The Company establishes reserves based on management’s assessment of exposure associate with permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve.

The American Jobs Creation Act of 2004 (the Act) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. On October 22, 2004, the Act was signed into law by the President.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

4. Income Taxes (continued)

Even in light of the Act, the Company did not provide for U.S. income taxes on earnings of the Company’s subsidiaries outside of U.S. The Company’s current intention is to reinvest the total amount of the Company’s approximately $515 of unremitted earnings permanently or to repatriate the earnings only when tax-effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings; however, the Company believes that previously unbenefitted U.S. foreign net operating loss carryovers would largely eliminate any U.S taxes.

5. Common Stock

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

The Company’s 1994 Stock Option Plan (the 1994 Plan) and the 1995 Stock Option Plan (the 1995 Plan), both of which were originally adopted by Fluoroscan and assumed by the Company upon its combination with Fluoroscan, are administered by the Board of Directors. As of September 25, 2004, the Company had no shares available for future grant under this plan.

In June 1995, the Board of Directors adopted the 1995 Combination Stock Option Plan (the 1995 Combination Plan), pursuant to which the Company is authorized to issue 1,100 options to purchase shares of common stock. Under the terms of the 1995 Combination Plan, the Company may grant employees either incentive stock options or nonqualified stock options to purchase shares of the Company’s common stock at a price not less than the fair market value at the date of grant. In addition, the Company may grant nonqualified options to other participants, such as consultants and advisors. As of September 25, 2004, the Company had 71 shares available for future grant under this plan.

The Company’s 1990 Nonemployee Director Stock Option Plan (the Directors’ Plan) allowed for eligible directors to receive options to purchase 10 shares of common stock upon election as a director. The options vest ratably over a five-year period. In addition, eligible directors were entitled to annual option grants to purchase eight shares of common stock, which vest after six months. Option grants under the Directors’ Plan were made at not less than fair market value on the date of grant. As of September 25, 2004, the Company had no shares available for future grant under this plan.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

5. Common Stock (continued)

In May 1997, the Board of Directors adopted the 1997 Employee Equity Incentive Plan (the 1997 Plan), pursuant to which the Company is authorized to issue 1,100 shares of common stock. Under the terms of the 1997 Plan, the Company may grant employees, consultants and advisors who are not executive officers or directors of the Company either nonqualified stock options, stock appreciation rights, performance shares, restricted stock, or stock units. As of September 25, 2004, the Company had 107 shares available for future grant under this plan.

In March 1999, the Board of Directors adopted the 1999 Equity Incentive Plan (the 1999 Plan), pursuant to which the Company is authorized to issue 300 shares, plus an annual increase, as defined, on the first day of each fiscal year following the adoption of the 1999 Plan. Effective September 30, 2003 and September 23, 2004, the Board of Directors increased the number of shares available by 490 and 500 shares, respectively, bringing the total shares available for issuance from 1,840 to 2,830. Under the terms of the 1999 Plan, the Company may grant employees either incentive stock options or nonqualified stock options. In addition, the Company may grant non-employee director’s nonqualified stock options. The exercise price of the options granted under this plan may not be less than the fair market value of the Company’s stock on the date on which the option was granted. As of September 25, 2004, the Company had 452 shares available for future grant under this plan.

In April 2001, the Board of Directors adopted the 2000 Acquisition Equity Incentive Plan (the 2000 Plan), pursuant to which the Company was authorized to issue 1,000 shares of common stock. On December 17, 2003, the Board of Directors approved a decrease of 200 shares of common stock available under the 2000 Plan reducing the authorized amount to 800 shares. Under the terms of the 2000 Plan, the Company may grant employees, consultants and advisors of newly acquired businesses either nonqualified stock options, stock appreciation rights, performance shares or restricted stock. As of September 25, 2004, the Company had 214 shares available for future grant under this plan.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

5. Common Stock (continued)

The following table summarizes all stock option activity under all of the plans for the three years in the period ended September 25, 2004:

	Number of Shares	Per Share Exercise Price	Weighted- Average Exercise Price
Outstanding at September 29, 2001	3,367	$1.81–44.25	$7.65
Granted	1,324	5.05–17.00	9.25
Terminated	(380)	3.50–28.13	7.80
Exercised	(595)	1.81–13.25	7.07

Outstanding at September 28, 2002	3,716	1.81–44.25	8.29
Granted	257	7.23–16.72	10.48
Terminated	(275)	2.81–16.70	8.04
Exercised	(470)	1.88–13.13	5.67

Outstanding at September 27, 2003	3,228	1.81–44.25	8.86
Granted	994	13.13–23.00	16.40
Terminated	(208)	1.94–30.98	11.96
Exercised	(588)	1.81–15.88	7.81

Outstanding at September 25, 2004	3,426	$3.19–44.25	$11.04

Exercisable at September 25, 2004	1,865	$3.19–44.25	$9.03

Exercisable at September 27, 2003	2,019	$1.81–44.25	$8.92

Exercisable at September 28, 2002	1,563	$1.81–44.25	$8.82

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

5. Common Stock (continued)

The range of exercise prices for options outstanding and options exercisable at September 25, 2004 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$3.19–$5.05	368	6.11	$4.83	351	$4.84
$5.12–$6.80	369	6.12	5.84	278	5.83
$6.81–$8.25	466	4.67	7.65	383	7.68
$8.44–$8.87	77	5.10	8.84	67	8.86
$9.00–$9.50	411	7.97	9.49	196	9.49
$9.55–$10.51	362	7.27	10.25	235	10.26
$10.68–$13.60	330	5.96	12.48	214	12.24
$13.62–$14.25	495	9.09	14.24	3	13.72
$14.29–$19.00	392	6.31	18.75	39	17.82
$19.06–$44.25	156	6.51	22.54	99	23.99

$3.19–$44.25	3,426	6.70	$11.04	1,865	$9.03

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the ESP Plan) in compliance with Section 423 of the Internal Revenue Code. Employees who have completed three consecutive months, or two years, whether or not consecutive, of employment with the Company or any of its participating subsidiaries are eligible to participate in the ESP Plan. The ESP Plan allows participants to purchase common stock of the Company at 85% of the fair market value, as defined. During the fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002, the Company issued 32, 37 and 56 shares, respectively, under the ESP Plan. At September 25, 2004, there are 104 shares available for purchase under the ESP Plan.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

5. Common Stock (continued)

Rights Agreement

On September 17, 2002, the Board of Directors adopted a new shareholder rights plan (the 2002 Rights Plan) to replace the December 1992 Plan when it expired on December 31, 2002. In addition to certain other modifications, the 2002 Rights Plan uses preferred stock purchase rights rather than common stock purchase rights. To affect the 2002 Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of the Company’s common stock outstanding as of the close of business on December 31, 2002. Each right entitles the registered holder to purchase one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a purchase price of $60.00. The rights will be exercisable if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or announces a tender or exchange offer for 15% or more of the Company’s common stock. At such time, each holder of a right (other than the 15% holder) will thereafter have a right to purchase, upon payment of the purchase price of the right, that number of shares of the Company’s common stock, which have a market value of twice the purchase price of the right. The 2002 Rights Plan is designed to deter coercive or unfair takeover tactics and to ensure that all of the Company’s shareholders receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company.

6. Profit Sharing 401(k) Plan

The Company has a qualified profit sharing plan covering substantially all of its employees. Contributions to the plan are at the discretion of the Company’s Board of Directors. The Company has recorded approximately $692, $636 and $710 as a provision for the profit sharing contribution for fiscal 2004, 2003 and 2002, respectively. During 2002, the Company paid the 2001 profit sharing contribution through issuance of its common stock.

7. Related Party Transactions

Note Receivable from Officer

In fiscal 2000 and 2001, the Company loaned an officer an aggregate of $500, which is required to be repaid quarterly through April 2006. In the event of a change in control, as defined, the amounts outstanding will be forgiven. The note is unsecured and bears interest at 7% per annum.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

7. Related Party Transactions (continued)

In December 2002, the Compensation Committee of the Board of Directors approved a special bonus program to provide the officer with the funds necessary to pay the quarterly installments due under the loan. Under the special bonus program, for so long as the officer remains an officer of the Company and there are amounts remaining to be repaid under the loan, the Company will pay the officer a special quarterly bonus equal to the amount due under the loan, including interest due, plus an additional payment equal to the taxes due as a result of the special bonus and such additional payment, such that the net-after-tax special quarterly bonus to be received by the officer will equal the principal and interest then due under the loan. During the years ended September 25, 2004 and September 27, 2003 the Company recognized $334 and $371, respectively, in bonus expense in connection with this program.

8. Commitments

Operating Leases

The Company conducts its operations in leased facilities under operating lease agreements that expire through fiscal 2022. The Company leases certain equipment under operating lease agreements that expire through fiscal 2007.

In September 2002, the Company completed a sale/leaseback transaction of its headquarters and manufacturing facility located in Bedford, Massachusetts, and its manufacturing facility in Danbury, Connecticut. The transaction resulted in net proceeds to the Company of $31.4 million. The new lease for these facilities, including the associated land, has a term of 20 years, with four five-year renewal terms, which the Company may exercise at its option. The basic rent for the facilities is $3.2 million per year, which is subject to adjustment for increases in the Consumer Price Index. In addition, the Company is required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, the Company makes customary representations and warranties and agrees to certain financial covenants and indemnities. In the event the Company defaults on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. As of the end of fiscal 2004, the Company was not in default of any covenants contained in the lease.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

8. Commitments (continued)

Future minimum lease payments under all the Company’s operating leases are approximately as follows:

Fiscal Years Ending	Amount
September 24, 2005	$4,848
September 30, 2006	4,672
September 29, 2007	3,680
September 27, 2008	3,237
September 26, 2009	3,158
Thereafter	40,764

Total (not reduced by minimum sublease rentals of $165)	$60,359

The Company subleases a portion of its Bedford facility and has received rental income of $277, $410 and $682 for fiscal years 2004, 2003 and 2002, respectively, which has been recorded as an offset to rent expense in the accompanying statements of income. Rental expense, net of sublease income, was approximately $4,660, $4,963, and $2,462 for fiscal 2004, 2003 and 2002, respectively.

9. Business Segments and Geographic Information

The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is the chief executive officer. To date, the Company has viewed its operations and manages its business as four principal operating segments: the manufacture and sale of Mammography products, Osteoporosis Assessment products, Digital Detectors and Other products.

As a result of the Company’s implementation of a company wide integrated software application in fiscal 2003, identifiable assets for the four principal operating segments only consist of inventories, intangible assets, and property and equipment. The Company has presented all other assets as corporate assets. Prior periods have been restated to conform to this presentation. Intersegment sales and transfers are not significant.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

9. Business Segments and Geographic Information (continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenues and operating income (loss). Segment information for fiscal years 2004, 2003 and 2002 is as follows:

	Years ended
	September 25, 2004	September 27, 2003	September 28, 2002
Total revenues:
Mammography	$114,579	$86,473	$75,039
Osteoporosis Assessment	68,483	71,081	63,544
Digital Detectors	15,047	7,990	8,082
Other	30,596	38,491	43,527

	$228,705	$204,035	$190,192

Operating income (loss):
Mammography	$9,592	$4,331	$4,174
Osteoporosis Assessment	7,500	10,236	6,450
Digital Detectors	(4,833)	(5,500)	(4,644)
Other	327	(6,042)	(3,823)

	$12,586	$3,025	$2,157

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

9. Business Segments and Geographic Information (continued)

	Years ended
	September 25, 2004	September 27, 2003	September 28, 2002
Depreciation and amortization:
Mammography	$2,226	$2,375	$1,795
Osteoporosis Assessment	3,011	3,294	3,229
Digital Detectors	1,889	1,736	2,376
Other	463	—	76

	$7,589	$7,405	$7,476

Capital expenditures:
Mammography	$1,983	$2,426	$1543
Osteoporosis Assessment	2,817	4,690	3,440
Digital Detectors	2,387	2,084	1,467

	$7,187	$9,200	$6,450

Identifiable assets:
Mammography	$28,804	$32,097	$28,493
Osteoporosis Assessment	12,305	16,575	16,208
Digital Detectors	28,189	25,149	24,235
Other	10,588	13,972	13,762
Corporate	131,865	100,810	101,449

	$211,751	$188,603	$184,147

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America during fiscal 2004, 2003 and 2002 totaled approximately $68,651, $49,887 and $29,405, respectively.

Transfers between the Company and its European subsidiaries generally are recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

9. Business Segments and Geographic Information (continued)

Export product sales, including sales to European subsidiaries, as a percentage of total product sales are as follows:

	Years ended
	September 25, 2004	September 27, 2003	September 28, 2002
Europe	21%	17%	9%
Asia	11	13	8
All others	7	2	3

	39%	32%	20%

10. Accrued Expenses

Accrued expenses consist of the following:

	September 25, 2004	September 27, 2003
Accrued payroll and employee benefits	$6,828	$4,578
Accrued commissions	3,357	3,338
Accrued income taxes	2,063	1,555
Accrued warranty	4,529	4,475
Other accrued expenses	4,193	3,441

	$20,970	$17,387

11. Litigation

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

12. Restructuring and Relocation Charges

During the first quarter of fiscal 2002, the Company announced the finalization of an exit strategy for the Hologic Systems Division. As part of this exit strategy, the Company closed its conventional general radiography manufacturing facility in Littleton, Massachusetts, and relocated certain of its product lines and sales and support personnel to the corporate headquarters in Bedford, Massachusetts. The Company incurred a restructuring charge of approximately $806 in the first quarter of fiscal 2002 that primarily comprised severance costs related to the termination of 80 employees at the Littleton facility. In addition, the Company incurred severance costs of approximately $561 and $208 in the first quarter of 2002 in connection with the closure of the Company’s direct sales and service office in Paris, France, and the continued reduction of Lorad’s workforce, respectively. The severance charges related to the workforce reductions of five persons in France and 20 persons at Lorad and were across all functional areas.

In the second quarter of fiscal 2002, the Company incurred additional severance costs of approximately $495 that primarily comprised severance costs in connection with the reduction of the Company’s workforce in the United States and Europe by 13 persons across all functional areas.

13. Quarterly Statement of Income Information (Unaudited)

The following table presents a summary of quarterly results of operations for 2004 and 2003:

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$49,882	$55,648	$59,225	$63,950
Gross profit	1,061	2,846	3,427	5,252
Net income	1,040	2,589	3,325	5,210
Diluted net income per common and common equivalent share	0.05	0.12	0.15	0.24

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$49,002	$50,297	$52,332	$52,404
Gross profit	17,795	18,312	18,480	18,993
Income before cumulative effect of change in accounting principle	(874)	344	1,049	2,599
Net (loss) income	(1,081)	344	1,019	2,599
Diluted income before cumulative effect of change in accounting principle per common and common equivalent share	(0.05)	0.2	0.05	0.13
Diluted net (loss) income per common and common equivalent share	(0.06)	0.02	0.05	0.13

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

13. Quarterly Statement of Income Information (Unaudited) (continued)

The information above for 2003 has been restated to reflect the adoption by the Company of EITF 00-21, and the reclassification to the beginning of the first quarter of 2003. See Note 2.

As discussed in Note 2 the Company’s financial statements are prepared on a fiscal year basis ending on the last Saturday in September. Each of the quarters presented above represent a thirteen-week period ending on the last Saturday of December, March, June and September.

14. Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs/ Payments	Balance at End of Period
Accounts Receivable Reserves (1)
Period Ended:
September 25, 2004	$3,477	$(175)	$(545)	$2,757
September 27, 2003	4,693	760	(1,976)	3,477
September 28, 2002	4,923	742	(972)	4,693

Accrued Acquisition Reserve
Period Ended:
September 25, 2004	$—	$—	$—	$—
September 27, 2003	907	—	(907)	—
September 28, 2002	1,708	—	(801)	907

Restructuring Accrual
Period Ended:
September 25, 2004	$29	$—	$(29)	$—
September 27, 2003	107	—	(78)	29
September 28, 2002	784	2,070	(2,747)	107

(1)	Represents reserves for uncollectible accounts and sales returns and adjustments.