Form 10-Q
period 2004-12-25
HOLOGIC INC
filed 2005-02-03
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2004

or

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

As of January 31, 2005, 20,865,620 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

HOLOGIC, INC. AND SUBSIDIARIES

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	December 25, 2004	September 25, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,702	$68,335
Accounts receivable, less reserves of $2,670 and $2,757, respectively	51,786	48,409
Inventories	34,806	40,174
Prepaid expenses and other current assets	9,339	9,135

Total current assets	168,633	166,053

PROPERTY AND EQUIPMENT, at cost:
Land	1,500	1,500
Buildings and improvements	14,063	13,697
Equipment and software	40,468	38,038
Furniture and fixtures	3,689	3,591
Leasehold improvements	2,744	2,728

	62,464	59,554
Less: Accumulated depreciation and amortization	28,230	26,677

	34,234	32,877

OTHER ASSETS:
Patented technology, net of accumulated amortization of $6,774 and $6,761, respectively	762	824
Developed technology and know-how, net of accumulated amortization of $3,909 and $3,681, respectively	5,199	5,427
Goodwill	6,285	6,285
Other assets, net	584	285

Total assets	$215,697	$211,751

	December 25, 2004	September 25, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of note payable	$473	$475
Accounts payable	9,680	10,546
Accrued expenses	18,977	20,970
Deferred revenue	13,206	13,013

Total current liabilities	42,336	45,004

Note payable, net of current portion	354	472

Contingencies (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value- Authorized – 1,623 shares Issued – 0 shares	—	—
Common stock, $.01 par value- Authorized – 30,000 shares Issued – 20,799 and 20,585 shares, respectively	208	206
Capital in excess of par value	151,345	149,452
Retained earnings	22,770	18,196
Accumulated other comprehensive loss	(852)	(1,115)
Treasury stock, at cost - 45 shares	(464)	(464)

Total stockholders’ equity	173,007	166,275

Total liabilities and stockholders’ equity	$215,697	$211,751

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 25, 2004	December 27, 2003
Revenues:
Product sales	$52,323	$38,556
Service and other revenue	13,853	11,326

	66,176	49,882

Costs and expenses:
Cost of product sales	27,328	19,874
Cost of service and other revenue	14,640	10,586
Research and development	4,350	4,036
Selling and marketing	9,248	9,031
General and administrative	6,020	5,294

	61,586	48,821

Income from operations	4,590	1,061

Interest income	259	108
Interest expense and other income (expense), net	19	(91)

Income before provision for income taxes	4,868	1,078

Provision for income taxes	294	38

Net income	$4,574	$1,040

Net income per common and common equivalent share:
Basic	$0.22	$0.05

Diluted	$0.21	$0.05

Weighted average number of common shares outstanding:
Basic	20,647	19,979

Diluted	21,761	20,897

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	December 25, 2004	December 27, 2003
OPERATING ACTIVITIES:
Net income	$4,574	$1,040
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,612	1,489
Amortization	290	471
Noncash interest expense	31	31
Changes in assets and liabilities-
Accounts receivable	(3,390)	(3,387)
Inventories	5,584	(162)
Prepaid expenses and other current assets	(313)	(72)
Accounts payable	(901)	293
Accrued expenses	(2,139)	(976)
Deferred revenue	(83)	1,927

Net cash provided by operating activities	5,265	654

INVESTING ACTIVITIES:
Net cash paid for acquisition of distributor	—	(341)
Purchases of property and equipment	(3,148)	(1,718)
Disposals of property and equipment	229	299
(Increase) decrease in other assets	(198)	32

Net cash used in investing activities	(3,117)	(1,728)

FINANCING ACTIVITIES:
Repayment of note payable	(120)	(177)
Net proceeds from sale of common stock	1,895	1,079

Net cash provided by financing activities	1,775	902

EFFECT OF EXCHANGE RATE CHANGES ON CASH	444	10

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,367	(162)
CASH AND CASH EQUIVALENTS, beginning of period	68,335	45,177

CASH AND CASH EQUIVALENTS, end of period	$72,702	$45,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$105	$62

Cash paid during the period for interest	$17	$29

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share data)

(1) Basis of Presentation

The consolidated financial statements of Hologic, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 25, 2004, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 8, 2004.

The consolidated balance sheet as of December 25, 2004, the consolidated statements of income and the consolidated statements of cash flows for the three months ended December 25, 2004 and December 27, 2003, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three months ended December 25, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 24, 2005. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

(2) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 25, 2004	September 25, 2004
Raw materials and work-in-process	$29,886	$31,252
Finished goods	4,920	8,922

	$34,806	$40,174

Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(3) Net Income Per Share

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended
	December 25, 2004	December 27, 2003
Basic weighted average common shares outstanding	20,647	19,979
Weighted average common equivalent shares	1,114	918

Diluted weighted average common shares outstanding	21,761	20,897

Diluted weighted average shares outstanding do not include options outstanding to purchase 659 and 323 common-equivalent shares as of December 25, 2004 and December 27, 2003, respectively, as their effect would have been antidilutive.

(4) Stock Based Compensation

At December 25, 2004, the Company has several stock-based employee compensation plans. The Company accounts for its stock-based compensation plans under the intrinsic method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretation. No stock-based compensation cost is reflected in net income for the quarters ended December 25, 2004 or December 27, 2003 as all options granted under the plans for those years had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, the Company has not issued any stock awards to non-employees.

The Company has adopted the disclosure-only provisions of SFAS No.148, Accounting for Stock-Based Compensation–Transition and Disclosure, an amendment of FASB Statement No. 123; therefore, no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income and net income per share would have approximated the pro forma amounts indicated below:

	Three Months Ended
	December 25, 2004	December 27, 2003
Net income as reported	$4,574	$1,040

Less: Total stock-based employee compensation expense determined under fair value - based method for all awards, net of related tax effects	(2,668)	(762)

Pro forma net income	$1,906	$278

Net income per share:
Basic – as reported	$0.22	$0.05

Basic – pro forma	$0.09	$0.01

Diluted – as reported	$0.21	$0.05

Diluted – pro forma	$0.09	$0.01

Hologic has computed the pro forma disclosures required under SFAS No. 148 for stock options granted to employees and shares purchased under the Employee Stock Purchase Plan using the Black Scholes option-pricing model. The weighted-average fair value of each stock option included in the preceding pro forma amounts is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No. 148 pro forma disclosure for stock options granted to employees are as follows:

	Three Months Ended
	December 25, 2004	December 27, 2003
Risk – free interest rate	3.27%	2.73%
Expected dividend yield	—	—
Expected life	4 years	4 years
Expected volatility	70%	70%

The assumptions used to calculate the SFAS No. 148 pro forma disclosure for shares purchased under the Employee Stock Purchase Plan are as follows:

	Three Months Ended
	December 25, 2004	December 27, 2003
Risk-free interest rates	1.70%	2.73%
Expected dividend yield	—	—
Expected volatility	36%	70%
Term	0.5 years	0.5 years

(5) Comprehensive Income

The Company’s only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.

A reconciliation of comprehensive income is as follows:

	Three Months Ended
	December 25, 2004	December 27, 2003
Net income as reported	$4,574	$1,040
Foreign currency translation adjustment	263	286

Comprehensive income	$4,837	$1,326

(6) Business Segments and Geographic Information

The Company reports its business in four segments: mammography; osteoporosis assessment; digital detectors and other. As a result of the Company’s implementation of a company wide integrated software application in fiscal 2003, identifiable assets for the four principal operations segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other assets as corporate assets. Intersegment sales and transfers are not significant. Segment information for the three months ended December 25, 2004 and December 27, 2003 is as follows:

	Three Months Ended
	December 25, 2004	December 27, 2003
Total revenues–
Mammography	$36,786	$22,487
Osteoporosis Assessment	17,163	16,555
Digital Detectors	5,312	1,718
Other	6,915	9,122

	$66,176	$49,882

Operating income (loss)–
Mammography	$3,010	$397
Osteoporosis Assessment	1,633	1,591
Digital Detectors	(1,173)	(1,582)
Other	1,120	655

	$4,590	$1,061

Depreciation and amortization–
Mammography	$586	$568
Osteoporosis Assessment	698	936
Digital Detectors	508	456
Other	110	—

	$1,902	$1,960

Capital expenditures–
Mammography	$703	$592
Osteoporosis Assessment	1,381	834
Digital Detectors	1,064	292
Other	—	—

	$3,148	$1,718

	December 25, 2004	September 25, 2004
Identifiable assets–
Mammography	$27,181	$28,804
Osteoporosis Assessment	11,058	12,305
Digital Detectors	27,676	28,189
Other	9,023	10,588
Corporate	140,759	131,865

	$215,697	$211,751

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America during the three months ended December 25, 2004 and December 27, 2003 totaled approximately $17,981 and $14,214, respectively.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:

	Three Months Ended
	December 25, 2004	December 27, 2003
Europe	20%	19%
Asia	10	10
All others	4	8

	34%	37%

(7) Litigation

In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not reasonably be likely to have a material effect on the Company’s financial condition or results of operations.

(8) Product Warranties

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

Product warranty activity for the three months ended December 25, 2004 and December 27, 2003 is as follows:

	Balance at Beginning of Period	Accruals for warranties issued during the period	Write- Offs/Payments	Balance at End of Period
Three Months Ended:
December 25, 2004	$4,528	$2,999	$(1,762)	$5,765
December 27, 2003	$4,475	$1,615	$(2,007)	$4,083

(9) Related Party Transactions

In fiscal 2000 and 2001, the Company loaned an officer an aggregate of $500 which is required to be repaid quarterly through April 2006. In the event of a change in control, as defined, the amounts outstanding will be forgiven. The note is unsecured and bears interest at 7% per annum.

In December 2002, the Compensation Committee of the Board of Directors approved a special bonus program to provide the officer with the funds necessary to pay the quarterly installments due under the loan. Under the special bonus program, for so long as the officer remains an officer of the Company and there are amounts remaining to be repaid under the loan, the Company will pay the officer a special quarterly bonus equal to the amount due under the loan, including interest due, plus an additional payment equal to the taxes due as a result of the special bonus and such additional payment, such that the net-after-tax special quarterly bonus to be received by the officer will equal the principal and interest then due under the loan. During the three months ended December 25, 2004 and December 27, 2003 the Company recognized $80 and $79, respectively, in bonus expense in connection with this program.

On December 15, 2004, the Company’s Audit Committee authorized certain payments pursuant to the Company’s relocation program to assist an executive officer in his relocation. In connection with the Company’s program, the Company paid a relocation company approximately $82,000, as an advance against the company’s management fee and direct expenses associated with the sale of the officer’s former residence. This amount may be adjusted based upon the timing and sale price of the former residence at the closing. The Company has also agreed to pay the taxes, maintenance, utilities, insurance and all other operating costs and payments relating to the former residence following the date on which the officer vacates the residence through the date on which the sale is completed. In the event that the relocation company sells the former residence for a price less than the purchase price paid to the officer, the Company has agreed to pay the deficiency of such amount to the relocation company. In the event that the relocation company sells the former residence for a price greater than the purchase price paid to the officer, the relocation company will pay the surplus of such amount to the Company.

(10) Recent Accounting Pronouncement

On December 16, 2004 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach on Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123R must be adopted for interim periods starting after June 15, 2005. The Company expects to adopt Statement 123R starting in its fiscal fourth quarter of 2005 which begins on June 26, 2005 and ends on September 24, 2005.

As permitted by Statement 123R the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the option pricing model that the Company adopts.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLOGIC, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This report contains forward-looking information that involves risks and uncertainties, including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding expected future trends relating to our results of operations and the sufficiency of our capital resources. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to materially differ include, without limitation, manufacturing risks that may limit our ability to ramp-up commercial production of the Selenia™ and other of our digital products, including our reliance on a single source of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of digital X-ray products in general; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays; the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; our ability to predict accurately the demand for our products and to develop strategies to address our markets successfully; the early stage of market development for digital X-ray products; our ability to expand our direct sales and service team for both the near and longer-term to effectively implement our direct sales strategy; risks relating to compliance with financial covenants under our working capital financing and leases; technical innovations that could render products marketed or under development by us obsolete; competition; risks relating to acquisitions; and reimbursement policies for the use of our products. Other factors that could adversely affect our business and prospects are described in our filings with Securities and Exchange Commission. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 25, 2004. There have been no material changes to the critical accounting policies.

Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2004.

OVERVIEW

We are engaged in the development, manufacture and distribution of proprietary X-ray, digital X-ray and other medical imaging systems. Our businesses are reported as four segments: mammography; osteoporosis assessment; digital detectors; and other.

Our mammography products include a broad product line of breast imaging products, including film-based and digital mammography systems and breast biopsy systems. Our osteoporosis assessment products primarily consist of dual-energy X-ray bone densitometry systems and, to a lesser extent, an ultrasound-based osteoporosis assessment product. Bone densitometry is the precise measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures. Our digital detector products are a digital component for original equipment manufacturers to incorporate into their own equipment. Our other business segment includes our mini C-arm, conventional general radiography service and digital general radiography systems businesses. Our mini C-arm products are low intensity fluoroscopic systems used primarily for image guidance of minimally invasive surgical procedures on a patient’s extremities. In January 2002, we closed the manufacturing facility for the conventional general radiography products; however, we continue to service and support most of these product lines. We have decided to phase out our digital general radiography systems and to focus on supplying our digital detectors to other original equipment manufacturers.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales.

	Three Months Ended
	December 25, 2004		December 27, 2003		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue
					Amount	%
Product Sales
Mammography	$30,640	46%	$18,182	36%	$12,458	69%
Osteoporosis Assessment	12,747	19%	12,398	25%	349	3%
Digital Detectors	4,370	7%	1,496	3%	2,874	192%
Other	4,566	7%	6,480	13%	(1,914)	(30)%

	$52,323	79%	$38,556	77%	$13,767	36%

In the current three month period, our product sales increased 36% compared to the corresponding period in the prior year, primarily due to an increase in revenues from our mammography products, and to a lesser extent an increase in digital detector sales. Partially offsetting these increases was a decrease in our other segment product sales, primarily attributable to our continued phasing out of our general radiography systems business and to a lesser extent a decrease in our mini C-arm sales.

Mammography product sales increased 69% in the current quarter compared to the corresponding period in the prior year, primarily due to a $6.1 million increase in digital mammography system sales in the United States, a $4.5 million increase in worldwide analog mammography system sales and a $1.5 million increase in worldwide Multicare stereotactic table sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems sold, offset in part, by a slight decrease in the average selling price for those systems. In the current quarter we sold 50 digital mammography systems compared to 27 systems in the first quarter of fiscal 2004. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The increase in sales of our analog mammography systems and Multicare stereotactic tables, worldwide, was primarily attributable to an increase in the number of systems sold in the current quarter as compared to the first quarter of fiscal 2004.

Osteoporosis assessment product sales increased 3% in the current quarter compared to the first quarter of fiscal 2004, primarily attributable to a $1.3 million increase in product sales in Europe that was partially offset by a $638,000 decrease in product sales in the United States. The total number of our dual-energy x-ray bone densitometry systems sold in Europe and in the United States increased in the current quarter as compared to the first quarter of fiscal 2004. The increase in European sales was primarily attributable to an increase in the number of our lower priced Explorer bone densitometry systems sold. The decrease in sales in the United States was primarily attributable to a shift to our lower priced bone densitometry systems sold into the primary care market through the Company’s distribution partner.

Digital detector product sales increased 192% in the current quarter compared to the corresponding period in the prior year, primarily due to an increase in the number of digital detectors sold worldwide. Sales of our digital detectors in the current quarter increased by $1.9 million in the United States, $528,000 in Europe and $445,000 in Asia compared to the first quarter of fiscal 2004. The increase in the United States and Asia primarily reflects the increase in the number of digital detectors sold for general radiography systems, while the increase for Europe primarily reflects the higher number of digital detectors sold for the mammography systems of our OEM partner. We believe that our increase in digital detector sales reflects the growing acceptance of digital radiography and our technology, as well as our decision to phase out our digital general radiography systems and to focus on supplying our digital detectors to other original equipment manufacturers.

Other product sales decreased 30% in the current quarter compared to the corresponding period in the prior year. This decrease was primarily attributable to a $1.3 million decrease in worldwide digital general radiography product sales and a $574,000 decrease in our mini C-arm product sales, primarily in the United States. The decrease in general radiography product sales reflects our decision to phase out our digital general radiography systems. As a result of this decision, we expect our product sales for our digital general radiography systems to be negligible going forward. In the current three month period, sales of digital general radiography systems accounted for $1.9 million of other product revenues. The decrease in sales of our mini C-arm products was primarily due to a reduction in the number of systems sold as a result of increased competition and competitive pricing pressure.

In the first three months of fiscal 2005, approximately 66% of product sales were generated in the United States, 20% in Europe, 10% in Asia, 3% in Latin America and 1% in other international markets. In the first three months of fiscal 2004, approximately 63% of product sales were generated in the United States, 19% in Europe, 10% in Asia, 7% in Latin America and 1% in other international markets. We believe the shift in sales to the United States market is primarily due to an increase in demand for our Selenia digital mammography system. The decrease in sales in Latin America during the current three month period was primarily attributable to the fulfillment of a large order for our Selenia digital mammography systems in Mexico in the first three months of fiscal 2004.

Service and Other Revenue.

Three Months Ended
	December 25, 2004		December 27, 2003		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue
					Amount	%
Service and Other Revenue	$13,853	21%	$11,326	23%	$2,527	22%

Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 22% in the current quarter compared to the corresponding period of the prior year. The increase in service and other revenue in the current quarter was primarily due to increases in spare parts sales of $1.3 million and service contract revenues of $677,000 in our mammography, digital detector and osteoporosis assessment segments. We believe that these increases reflect the continued growth in our installed base of systems and detectors.

Costs of Product Sales.

Three Months Ended
	December 25, 2004		December 27, 2003		Change
	Amount	% of Product Sales	Amount	% of Product Sales
					Amount	%
Cost of Product Sales	$27,328	52%	$19,874	52%	$7,454	38%

The cost of product sales increased 38% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in the number of mammography systems, digital detectors, and bone densitometry systems sold. These increases were partially offset by decreases in the number of mini C-arm and digital general radiography systems sold.

The cost of product sales was relatively constant as a percentage of product sales in the first quarter of fiscal 2005 compared to fiscal 2004. During the quarter, we experienced increases in cost of product sales as a percentage of product sales due to a reduction in the average selling prices for digital mammography systems in the United States and Latin America, a significant increase in the number of lower gross margin analog mammography systems sold, especially internationally, and a shift in sales to lower margin bone densitometry systems, sold both internationally and into the primary care market in the United States. These decreases in gross margins were partially offset by improved margins associated with the significant increase in revenues for digital detectors resulting in an improved absorption of fixed manufacturing costs. In addition, gross margins improved from the shift in mammography product sales to Selenia, our full field digital mammography systems. These systems have significantly higher selling prices, more than offsetting the higher costs of the product, when compared to analog mammography.

Costs of Service and Other Revenue.

Three Months Ended
	December 25, 2004		December 27, 2003		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue
					Amount	%
Cost of Service and Other Revenue	$14,640	106%	$10,586	93%	$4,054	38%

Cost of service and other revenue increased both in percentage of service revenue and absolute dollars, primarily related to increased warranty costs in our digital detector business and, to a lesser extent, in our digital mammography business, and due to additional personnel and other costs to expand our service capabilities, especially in the United States to support our growing installed base of products. We expect our costs of service and other revenue to remain relatively high as a percentage of service and other revenue, reflecting our need to employ the required personnel for warranty, non-warranty and installation activities to service our growing installed base of products. We also expect an increase in customers entering into service agreements in connection with our transition to digital mammography and direct service coverage.

Operating Expenses.

	Three Months Ended
	December 25, 2004		December 27, 2003		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue
					Amount	%
Operating Expenses
Research and Development	$4,350	7%	$4,036	8%	$314	8%
Selling and Marketing	9,248	14%	9,031	18%	217	2%
General and Administrative	6,020	9%	5,294	11%	726	14%

	$19,618	30%	$18,361	37%	$1,257	7%

Research and Development Expenses. Research and development expenses increased 8% in the current quarter as compared to the corresponding period in the prior year primarily due to an increase in mammography related expenses including our tomosynthesis development project. These increases were partially offset by a decrease in research and development spending and personnel costs primarily related to our phase-out of the digital general radiography systems product line. We expect total research and development expenses to continue to increase as we accelerate our development efforts of tomosynthesis technology for mammography in fiscal 2005.

Selling and Marketing Expenses. Selling and marketing expenses increased by 2% in the current quarter as compared to the corresponding period in the prior year. The increase was primarily due to an increase of approximately $510,000 of salaries, benefits and travel expenses from an increase in our direct sales force, $108,000 of increased freight costs and $100,000 of increased commissions to our direct sales force due to the increased product sales in direct territories.. Our current quarter selling and marketing expenses included approximately $1.7 million for our annual RSNA trade show expenses, compared to approximately $1.6 million of such expenses in the first quarter of fiscal 2004. These increases were partially offset by a reduction of approximately $583,000 of international distributor commissions primarily related to the sale of Selenias in Mexico in the first quarter of fiscal 2004. Sales and marketing expenses have also shifted between the operating segments for the current quarter by increasing in mammography, reflecting our increased revenues from that segment, and decreasing for each of our other business segments.

General and Administrative. General and administrative expenses increased 14% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in the current quarter of approximately $450,000 in bonus and profit sharing expense in accordance with the applicable plans as a result of continued improved financial results.

Interest Income.

Three Months Ended
	December 25, 2004	December 27, 2003	Change
	Amount	Amount
			Amount	%
Interest Income	$259	$108	$151	140%

Interest income increased 140% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in the interest rate earned in the first quarter of fiscal 2005 compared to last year and, to a lesser extent, higher investment balances.

Interest / Other Income (Expense).

Three Months Ended
	December 25, 2004	December 27, 2003	Change
	Amount	Amount
			Amount	%
Interest Expense and Other Income (Expense)	$19	$(91)	$110	121%

In the current quarter, interest expense and other income (expense) primarily consisted of $119,000 of foreign currency transaction gain that was offset by $100,000 of interest costs on the Wells Fargo Foothill, Inc. note payable. In the first quarter of fiscal 2004, we had interest expense of $81,000 and a transaction loss of $10,000. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision for Income Taxes.

Three Months Ended
	December 25, 2004	December 27, 2003	Change
	Amount	Amount
			Amount	%
Provision for Income Taxes	$294	$38	$256	674%

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have provided for nominal federal, state and foreign taxes for fiscal 2005 and 2004 and certain minimum taxes where net operating losses cannot be used.

Segment Results of Operations

Our businesses are reported as four segments: mammography; osteoporosis assessment; digital detectors and other. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements included in our 2004 Annual Report on Form 10-K. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Mammography.

	Three Months Ended
	December 25, 2004		December 27, 2003		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue
					Amount	%
Total Revenues	$36,786	100%	$22,487	100%	$14,299	64%

Operating Income	$3,010	8%	$397	2%	$2,617	658%

Mammography revenues increased primarily due to the $12.5 million increase in product sales discussed above and a $1.8 million increase in service revenues. The increase in service revenues of 43% in the current quarter is primarily related to the increased number of systems in our installed base. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin in this business segment was 39% in the current quarter compared to 42% in the comparable quarter of the prior year. The decrease in the current quarter’s gross margin percentage was primarily due to a reduction in the average selling prices for digital mammography systems, a significant increase in sales of analog mammography systems sold internationally at lower selling prices than in the United States and at lower gross margins than the digital mammography product line, and an increase in service related costs. In general, we expect improved gross margins in fiscal 2005 from the shift in product revenues to our more profitable Selenia full field digital mammography systems from our analog mammography systems.

Osteoporosis Assessment.

	Three Months Ended
	December 25, 2004		December 27, 2003		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue
					Amount	%
Total Revenues	$17,163	100%	$16,555	100%	$608	4%

Operating Income	$1,633	10%	$1,591	10%	$42	3%

Osteoporosis assessment revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the $349,000 increase in product sales discussed above and a $259,000 increase in service revenues related to the increased number of systems in our installed base. Operating income for osteoporosis assessment increased primarily due to a reduction in operating expenses. Our gross margin in this business segment was 41% in the current quarter compared to 45% in the comparable quarter of the prior year. The decrease in osteoporosis assessment gross margins was primarily attributable to a shift to international sales where we generally sell at lower prices through distributors, an increase in sales of our lower priced Explorer bone densitometer system in international markets, and a shift to lower priced systems sold into the United States primary care market.

Digital Detectors.

	Three Months Ended
	December 25, 2004		December 27, 2003		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue
					Amount	%
Total Revenues	$5,312	100%	$1,718	100%	$3,594	209%

Operating Loss	$(1,173)	(22)%	$(1,582)	(92)%	$409	(26)%

Digital detector revenues increased primarily due to the increased number of digital detectors sold as discussed above and a $721,000 increase in service and other revenues. The service revenues increase is due to the increase in the number of detectors in the installed base. The decrease in the digital detector business operating loss is primarily due to the increased product revenues and the improved gross profit from that increase, which was partially offset by an increase in our warranty expense and, to a lesser extent, an increase in operating expenses. Our gross margin in this business segment was 14% in the current three month period, compared to (8%) in the corresponding period of the prior year. The increase in operating expenses was primarily attributable to an increase in research and development spending related to our tomosynthesis development project.

Other.

	Three Months Ended
	December 25, 2004		December 27, 2003		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue
					Amount	%
Total Revenues	$6,915	100%	$9,122	100%	$(2,207)	(24)%

Operating Income	$1,120	16%	$655	7%	$465	71%

Revenues for this business segment, which includes the mini C-arm business, the digital general radiography business and the conventional general radiography service business, decreased primarily due to a $1.3 million decrease in digital general radiography systems sold worldwide, as a result of our phase-out of that business, and a $574,000 decrease in product sales of our mini C-arm products primarily in the United States. The improvements in operating income were primarily due to lower operating expenses as a result of our decision to de-emphasize the digital general radiography systems business, which has been substantially phased out, and to reallocate resources and costs in order to focus on the more profitable and faster growing digital mammography systems.

Liquidity and Capital Resources

At December 25, 2004 we had approximately $126.3 million of working capital. At that date our cash and cash equivalents totaled $72.7 million. Our cash and cash equivalents balance increased approximately $4.4 million during the first quarter of fiscal 2005 primarily due to cash provided by operating and financing activities partially offset by the use of cash for purchases of property and equipment.

Our cash provided by operating activities was $5.3 million, which included net income of $4.6 million for the first quarter of fiscal 2005 increased by non-cash charges for depreciation and amortization of an aggregate of $1.9 million. Cash used by operations due to changes in our current assets and liabilities included an increase in accounts receivable of $3.4 million, a decrease in accrued expenses of $2.1 million and a decrease in accounts payable of $901,000. These uses of cash were partially offset by a decrease in inventory of $5.6 million. The increase in accounts receivable was primarily due to increased revenues in the current quarter. The decreases in accrued expenses and accounts payable were primarily due to the timing of payments. The decrease in inventory was primarily the result of improved supply chain management.

In the first quarter of fiscal 2005, we used approximately $3.1 million of cash in investing activities. This use of cash was primarily attributable to purchases of property and equipment, which consisted primarily of manufacturing equipment, demonstration equipment, computer hardware, and a new roof at our Newark, Delaware facility.

In the first quarter of fiscal 2005, financing activities provided us with $1.7 million of cash. These cash flows included approximately $1.9 million from the exercise of stock options partially offset by repayments, totaling $120,000, of our term loan with Wells Fargo Foothill, Inc.

As of December 25, 2004 we had short term borrowings, including the current portion of our long-term obligations of $473,000 and long term notes payable totaling $354,000. These amounts represent our obligations of our term loan under our credit facility with Wells Fargo Foothill, Inc.

In September 2001 we obtained a secured loan from Wells Fargo Foothill, Inc. This loan agreement provides for a term loan of approximately $2.4 million, which we borrowed at signing, and a revolving line of credit facility. The maximum amount we can borrow under the loan agreement and amendments is $20.0 million. The loan agreement and amendments contain financial and other covenants and the actual amount which we can borrow under the line of credit at any time is based upon a formula tied to the amount of our qualifying accounts receivable. At December 25, 2004, the total amount of availability under this formula was $20.0 million. In July 2003 we amended this loan agreement primarily to simplify financial covenants and to reduce the fees related to this facility. The term loan accrues interest at prime plus 1.0% for five years. The line of credit advances accrue interest at a prime plus 0.25%. The line of credit expires in September 2005. We were in compliance with all covenants as of December 25, 2004, except for the capital expenditures covenant. We obtained a waiver to this covenant from Wells Fargo Foothill, Inc. At December 25, 2004, there were no outstanding borrowings under our line of credit.

We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (2.12% at September 25, 2004) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At December 25, 2004 and September 25, 2004, there were no outstanding borrowings under this line.

In September 2002, we completed a sale/leaseback transaction for our headquarters and manufacturing facility located in Bedford, Massachusetts and our Lorad manufacturing facility in Danbury, Connecticut. The transaction resulted in net proceeds to us of $31.4 million. The lease for these facilities, including the associated land, has a term of 20 years, with four five-year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.2 million per year, which is subject to adjustment for increases in the consumer price index. The aggregate total minimum lease payments during the initial 20-year term are $62.9 million. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, we make customary representations and warranties and agree to certain financial covenants and indemnities. In the event we default on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. We were in compliance with all covenants as of December 25, 2004.

The following table summarizes our contractual obligations and commitments as of December 25, 2004:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	$827	$473	$354	$—	$—
Operating Leases	59,541	4,934	8,193	6,439	39,975
Purchase Obligations	2,790	930	1,860	—	—

Total Contractual Obligations	$63,158	$6,337	$10,407	$6,439	$39,975

Except as set forth above, we do not have any other significant capital commitments. We are working on several projects, with an emphasis on digital mammography. Subject to the risk factors set forth in our most recent Annual Report on Form 10-K and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Report, we believe that we have sufficient funds in order to fund our expected operations over the next twelve months.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a loan and security agreement with Wells Fargo Foothill, Inc. (the Foothill Agreement) and a European line of credit. The Foothill Agreement term loan accrues interest at the prime rate plus 1.0% and the European Line of Credit accrues interest at the Europe Interbank Offered Rate plus 1.50%. At December 25, 2004, we had $826,000 outstanding under the Foothill Agreement and there were no amounts outstanding under the line of credit.

Foreign Currency Exchange Risk. Internationally, we currently operate in Belgium and France. Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

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

As of December 25, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

HOLOGIC, INC. AND SUBSIDIARIES

Item1. Legal Proceedings.

No material developments.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits furnished:

Exhibit Number		Reference
10.29	Officer Relocation Agreement	filed herewith

10.30	Executive Financial Services Program	filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

(b)	Reports on Form 8-K:

The following Current Reports on Form 8-K were furnished by the registrant during the period covered by this report:

Current Report on Form 8-K filed on November 10, 2004 regarding the release of a press release announcing the Company’s financial results for the fourth quarter and fiscal year ended September 25, 2004.

Current Report on Form 8-K filed on December 20, 2004 regarding the Board of Directors’ approval of changes to the cash compensation to non-employee members of the Board of Directors and approval of an executive financial services program.

HOLOGIC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

February 3, 2005	/s/ John W. Cumming
Date	John W. Cumming
Chairman and Chief Executive Officer

February 3, 2005	/s/ Glenn P. Muir
Date	Glenn P. Muir
Executive Vice President, Finance and Treasurer
(Principal Financial Officer)