Form 10-Q
period 2005-03-26
HOLOGIC INC
filed 2005-05-05
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

or

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

As of April 29, 2005, 21,787,222 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

HOLOGIC, INC. AND SUBSIDIARIES

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

ASSETS

	March 26, 2005	September 25, 2004
CURRENT ASSETS:
Cash and cash equivalents	$95,691	$68,335
Accounts receivable, less reserves of $2,660 and $2,757, respectively	52,400	48,409
Inventories	37,089	40,174
Prepaid expenses and other current assets	8,862	9,135

Total current assets	194,042	166,053

PROPERTY AND EQUIPMENT, at cost:
Land	1,500	1,500
Buildings and improvements	14,076	13,697
Equipment and software	41,461	38,038
Furniture and fixtures	3,758	3,591
Leasehold improvements	2,747	2,728

	63,542	59,554
Less: Accumulated depreciation and amortization	29,629	26,677

	33,913	32,877

OTHER ASSETS:
Patented technology, net of accumulated amortization of $6,842 and $6,761, respectively	772	824
Developed technology and know-how, net of accumulated amortization of $4,137 and $3,681, respectively	4,972	5,427
Goodwill	6,285	6,285
Other assets, net	1,173	285

Total assets	$241,157	$211,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 26, 2005	September 25, 2004
CURRENT LIABILITIES:
Current portion of note payable	$472	$475
Accounts payable	12,930	10,546
Accrued expenses	24,014	20,970
Deferred revenue	16,470	13,013

Total current liabilities	53,886	45,004

Note payable, net of current portion	236	472

Contingencies (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value-Authorized – 1,623 shares Issued – 0 shares	—	—
Common stock, $.01 par value-Authorized - 30,000 shares Issued – 21,744 and 20,585 shares, respectively	217	206
Capital in excess of par value	159,454	149,452
Retained earnings	28,818	18,196
Accumulated other comprehensive loss	(990)	(1,115)
Treasury stock, at cost - 45 shares	(464)	(464)

Total stockholders’ equity	187,035	166,275

Total liabilities and stockholders’ equity	$241,157	$211,751

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Revenues:
Product sales	$54,924	$43,056	$107,248	$81,612
Service and other revenue	14,313	12,592	28,165	23,919

	69,237	55,648	135,413	105,531

Costs and Expenses:
Cost of product sales	28,703	23,052	56,031	42,927
Cost of service and other revenue	13,761	12,005	28,401	22,590
Research and development	4,842	4,117	9,192	8,153
Selling and marketing	7,299	7,850	16,547	16,881
General and administrative	7,451	5,778	13,471	11,073

	62,056	52,802	123,642	101,624

Income from operations	7,181	2,846	11,771	3,907

Interest income	464	116	722	224
Interest and other expense, net	(91)	(267)	(71)	(358)

Income before provision for income taxes	7,554	2,695	12,422	3,773
Provision for income taxes	1,506	106	1,800	144

Net income	$6,048	$2,589	$10,622	$3,629

Net income per common and common equivalent share:

Basic	$0.29	$0.13	$0.51	$0.18

Diluted	$0.27	$0.12	$0.48	$0.17

Weighted average number of common shares outstanding:
Basic	21,129	20,211	20,888	20,095

Diluted	22,441	21,293	22,101	21,095

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	March 26, 2005	March 27, 2004
OPERATING ACTIVITIES:
Net income	$10,622	$3,629
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	3,132	2,862
Amortization	585	943
Noncash interest expense	72	61
Changes in assets and liabilities-
Accounts receivable	(4,064)	1,608
Inventories	3,197	1,166
Prepaid expenses and other current assets	285	(466)
Accounts payable	2,366	(1,539)
Accrued expenses	2,954	660
Deferred revenue	3,396	2,372

Net cash provided by operating activities	22,545	11,296

INVESTING ACTIVITIES:
Net cash paid for acquisition of distributor	—	(341)
Purchases of property and equipment	(4,727)	(3,227)
Disposals of property and equipment	584	535
(Increase) decrease in other assets	(1,038)	59

Net cash used in investing activities	(5,181)	(2,974)

FINANCING ACTIVITIES:
Repayment of note payable	(239)	(340)
Net proceeds from sale of common stock	10,014	3,002

Net cash provided by financing activities	9,775	2,662

EFFECT OF EXCHANGE RATE CHANGES ON CASH	217	(28)

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,356	10,956
CASH AND CASH EQUIVALENTS, beginning of period	68,335	45,177

CASH AND CASH EQUIVALENTS, end of period	$95,691	$56,133

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$113	$95

Cash paid during the period for interest	$103	$52

NET CASH PAID FOR ACQUISITION:
Fair value of assets acquired	$—	$—
Costs in excess of net assets of distributor acquired	—	475
Liabilities assumed	—	(134)
Cash paid for acquisition	—	341

Net cash paid for acquisition	$—	$341

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

The balance sheet at September 25, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of March 26, 2005, the consolidated statements of income for the three months and six months ended March 26, 2005 and March 27, 2004, and the consolidated statements of cash flows for the six months ended March 26, 2005 and March 27, 2004, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three months and six months ended March 26, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 24, 2005. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

(2) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 26, 2005	September 25, 2004
Raw materials and work-in-process	$31,322	$31,252
Finished goods	5,767	8,922

	$37,089	$40,174

Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(3) Net Income Per Share

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Basic weighted average common shares outstanding	21,129	20,211	20,888	20,095
Weighted average common equivalent shares	1,312	1,082	1,213	1,000

Diluted weighted average common shares outstanding	22,441	21,293	22,101	21,095

Diluted weighted average shares outstanding do not include options outstanding to purchase 60 and 128 common-equivalent shares for the three and six months ended March 26, 2005, respectively, and 673 and 692 common-equivalent shares for the three and six months ended March 27, 2004, respectively, as their effect would have been antidilutive.

(4) Stock Based Compensation

At March 26, 2005, the Company has several stock-based employee compensation plans. The Company accounts for its stock-based compensation plans under the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretation. No stock-based compensation cost is reflected in net income for the three or six months ended March 26, 2005 or March 27, 2004 as all options granted under the plans for those years had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, the Company has not issued any stock awards to non-employees.

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

	Three Months Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Net income as reported	$6,048	$2,589	$10,622	$3,629

Less: Total stock-based employee compensation expense determined under fair value - based method for all awards, net of related tax effects	(2,842)	(855)	(5,288)	(1,617)

Pro forma net income	$3,206	$1,734	$5,334	$2,012

Net income per share:
Basic – as reported	$0.29	$0.13	$0.51	$0.18

Basic – pro forma	$0.15	$0.09	$0.26	$0.10

Diluted – as reported	$0.27	$0.12	$0.48	$0.17

Diluted – pro forma	$0.14	$0.08	$0.24	$0.10

The Company has computed the pro forma disclosures required under SFAS No. 148 for stock options granted to employees and shares purchased under the Employee Stock Purchase Plan using the Black Scholes option-pricing model. The weighted-average fair value of each stock option included in the preceding pro forma amounts is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No. 148 pro forma disclosure for stock options granted to employees are as follows:

	Three Months Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Risk – free interest rate	3.74%	2.57%	3.51%	2.66%
Expected dividend yield	—	—	—	—
Expected life	4 years	4 years	4 years	4 years
Expected volatility	60%	70%	65%	70%

The assumptions used to calculate the SFAS No. 148 pro forma disclosure for shares purchased under the Employee Stock Purchase Plan are as follows:

	Three Months Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Risk – free interest rate	2.52%	2.57%	2.11%	2.66%
Expected dividend yield	—	—	—	—
Expected lives	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility	42%	70%	39%	70%

(5) Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the ESP Plan) in compliance with Section 423 of the Internal Revenue Code. Employees who have completed three consecutive months, or two years, whether or not consecutive, of employment with the Company or any of its participating subsidiaries are eligible to participate in the ESP Plan. The ESP Plan allows participants to purchase common stock of the Company at 85% of the fair market value, as defined. On February 28, 2005, the Board of Directors approved to discontinue the ESP Plan effective July 1, 2005.

(6) Comprehensive Income

The Company’s only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.

A reconciliation of comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Net income as reported	$6,048	$2,589	$10,622	$3,629
Foreign currency translation adjustment	(138)	(139)	125	147

Comprehensive income	$5,910	$2,450	$10,747	$3,776

(7) Business Segments and Geographic Information

The Company reports its business in four segments: mammography; osteoporosis assessment; digital detectors and other. As a result of the Company’s implementation of a company wide integrated software application in fiscal 2003, identifiable assets for the four principal operations segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other assets as corporate assets. Intersegment sales and transfers are not significant. Segment information for the three months and six months ended March 26, 2005 and March 27, 2004 is as follows:

	Three Months Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Total revenues–
Mammography	$38,899	$27,861	$75,685	$50,349
Osteoporosis Assessment	18,971	16,550	36,133	33,105
Digital Detectors	5,724	2,984	11,037	4,702
Other	5,643	8,253	12,558	17,375

	$69,237	$55,648	$135,413	$105,531

Operating income (loss)–
Mammography	$4,600	$2,026	$7,610	$2,423
Osteoporosis Assessment	2,798	1,883	4,431	3,474
Digital Detectors	(995)	(1,310)	(2,168)	(2,893)
Other	778	247	1,898	903

	$7,181	$2,846	$11,771	$3,907

Depreciation and amortization–
Mammography	$603	$453	$1,189	$1,112
Osteoporosis Assessment	595	742	1,293	1,566
Digital Detectors	525	547	1,033	912
Other	92	103	202	215

	$1,815	$1,845	$3,717	$3,805

Capital expenditures–
Mammography	$480	$347	$1,183	$938
Osteoporosis Assessment	499	680	1,881	1,515
Digital Detectors	600	482	1,663	774
Other	—	—	—	—

	$1,579	$1,509	$4,727	$3,227

	March 26, 2005	September 25, 2004
Identifiable assets–
Mammography	$27,829	$28,804
Osteoporosis Assessment	10,283	12,305
Digital Detectors	30,403	28,189
Other	8,247	10,588
Corporate	164,395	131,865

	$241,157	$211,751

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America during the three months and six months ended March 26, 2005 totaled approximately $21,603 and $39,585, respectively, and for the three months and six months ended March 27, 2004 totaled approximately $19,665 and $33,879, respectively.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:

	Three Months Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Europe	23%	19%	22%	19%
Asia	13	13	11	11
All others	3	14	4	11

	39%	46%	37%	41%

(8) Litigation

In March 2005, the Company was served with a Complaint filed on November 12, 2004 by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that the Company’s HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff is seeking to preliminarily and permanently enjoin the Company from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, the Company filed an Answer and Counterclaims in response to the Complaint in which the Company denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. On October 28, 1998, the plaintiff had previously sued Lorad, asserting, among other things, that Lorad had misappropriated the plaintiff’s trade secrets relating to the HTC Grid. This previous case was dismissed on August 28, 2000. The dismissal was affirmed by the Appellate Court of the State of Connecticut, and the United States Supreme Court refused to grant Certiorari. The Company does not believe that it infringes any valid or enforceable patents of the plaintiff and intends to vigorously defend its interests.

In addition, in the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all of these claims, and, in its opinion, all litigation, except as noted above, currently pending or threatened will not reasonably be likely to have a material effect on the Company’s financial condition or results of operations.

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

Product warranty activity for the six months ended March 26, 2005 and March 27, 2004 is as follows:

	Balance at Beginning of Period	Accruals for warranties issued during the period	Write- Offs/Payments	Balance at End of Period
Six Months Ended:
March 26, 2005	$4,528	$3,821	$(1,978)	$6,371
March 27, 2004	$4,475	$2,704	$(2,967)	$4,212

(10) Related Party Transactions

In fiscal 2000 and 2001, the Company loaned an officer an aggregate of $500 which is required to be repaid quarterly through April 2006. In the event of a change in control, as defined, the amounts outstanding will be forgiven. The note is unsecured and bears interest at 7% per annum.

In December 2002, the Compensation Committee of the Board of Directors approved a special bonus program to provide the officer with the funds necessary to pay the quarterly installments due under the loan. Under the special bonus program, for so long as the officer remains an officer of the Company and there are amounts remaining to be repaid under the loan, the Company will pay the officer a special quarterly bonus equal to the amount due under the loan, including interest due, plus an additional payment equal to the taxes due as a result of the special bonus and such additional payment, such that the net-after-tax special quarterly bonus to be received by the officer will equal the principal and interest then due under the loan. During the six months ended March 26, 2005 and March 27, 2004 the Company recognized $159 and $157, respectively, in bonus expense in connection with this program.

On December 15, 2004, the Company’s Audit Committee authorized certain payments pursuant to the Company’s relocation program to assist an executive officer in his relocation. In connection with the Company’s program, the Company paid a relocation company approximately $82 as an advance against the company’s management fee and direct expenses associated with the sale of the officer’s former residence. This amount was subject to adjustment based upon the timing and sale price of the former residence at the closing. The Company has also agreed to pay the taxes, maintenance, utilities, insurance and all other operating costs and payments relating to the former residence following the date on which the officer vacates the residence through the date on which the sale is completed. In April 2005, the relocation company sold the former residence at a price equal to the purchase price paid to the officer and no further payments were made by the Company to the relocation company.

(11) Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement 151 must be adopted for fiscal years starting after June 15, 2005. The Company expects to adopt Statement 151 starting in its fiscal first quarter of 2006, which begins on September 25, 2005. The Company does not believe the adoption of this statement will have any material impact on its results of operations or financial condition.

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

Statement 123R must be adopted for fiscal years starting after June 15, 2005. The Company expects to adopt Statement 123R starting in its fiscal first quarter of 2006, which begins on September 25, 2005.

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

(12)	Goodwill and Intangible Assets

Consistent with prior years, the Company conducted its annual impairment test of goodwill during the quarter ended March 26, 2005. The Company determined that it met all of the criteria under SFAS No. 142 to carry-forward the prior year determination of reporting unit fair value and based on the applicable valuation determined that no impairment exists.

Goodwill by reporting segment consists of the following:

Reporting Segment	Balance as of March 26, 2005	Balance as of September 25, 2004
Mammography	$6,285	$6,285

Intangible assets consist of the following:

			As of March 26, 2005		As of September 25, 2004
Reporting Segment	Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Osteoporosis Assessment	Patents	1-20 years	$4,952	$4,449	$4,952	$4,381
Mammography	Developed Technology Patents	10 years 2 Years	9,108 60	4,137 4	9,108 —	3,681 —
Digital Detectors	Patents	5 years	601	389	583	330
Other	Patents	4 years	2,000	2,000	2,000	2,000

The estimated remaining amortization expense for each of the five succeeding fiscal years:

September 24, 2005	$582
September 30, 2006	1,153
September 29, 2007	1,101
September 27, 2008	1,033
September 26, 2009	933

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLOGIC, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This report contains forward-looking information that involves risks and uncertainties, including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding expected future trends relating to our results of operations and the sufficiency of our capital resources. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to materially differ include, without limitation, manufacturing risks relating to the Selenia™ and other of our digital products, including our reliance on a single or limited source or sources of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of digital X-ray products in general; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays; the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; our ability to predict accurately the demand for our products and to develop strategies to address our markets successfully; the early stage of market development for digital X-ray products; our ability to expand our direct sales and service team for both the near and longer-term to effectively implement our direct sales strategy; risks relating to compliance with financial covenants under our working capital financing and leases; technical innovations that could render products marketed or under development by us obsolete; competition; risks and uncertainties relating to intellectual property, including claims of infringement and patent litigation; risks relating to acquisitions and strategic investments and alliances; and reimbursement policies for the use of our products. Other factors that could adversely affect our business and prospects are described in our filings with Securities and Exchange Commission. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

Our mammography products include a broad product line of breast imaging products, including film-based and digital mammography systems and breast biopsy systems. Our osteoporosis assessment products primarily consist of dual-energy X-ray bone densitometry systems and, to a lesser extent, an ultrasound-based osteoporosis assessment product. Bone densitometry is the precise measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures. Our digital detector products are a digital component for original equipment manufacturers to incorporate into their own equipment. Our other business segment includes our mini C-arm, conventional general radiography service and digital general radiography systems businesses. Our mini C-arm products are low intensity, fluoroscopic systems used primarily for image guidance of minimally invasive surgical procedures on a patient’s extremities. In January 2002, we closed the manufacturing facility for the conventional general radiography products; however, we continue to service and support most of these product lines. We have decided to phase out our digital general radiography systems and to focus on supplying our digital detectors to other original equipment manufacturers.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales.

	Three Months Ended						Six Months Ended
	March 26, 2005		March 27, 2004				March 26, 2005		March 27, 2004
		% of Total Revenue	Amount	% of Total Revenue	Change		Amount	% of Total Revenue	Amount	% of Total Revenue	Change
	Amount				Amount	%					Amount	%
Product Sales
Mammography	$32,402	47%	$22,600	41%	$9,802	43%	$63,042	46%	$40,783	39%	$22,259	55%
Osteoporosis Assessment	14,342	21%	12,470	22%	1,872	15%	27,088	20%	24,867	24%	2,221	9%
Digital Detectors	5,196	7%	2,261	4%	2,935	130%	9,567	7%	3,757	3%	5,810	155%
Other	2,984	4%	5,725	10%	(2,741)	(48)%	7,551	6%	12,205	11%	(4,654)	(38)%

	$54,924	79%	$43,056	77%	$11,868	28%	$107,248	79%	$81,612	77%	$25,636	31%

In the current three and six month periods, our product sales increased 28% and 31%, respectively, compared to the corresponding periods in the prior year, primarily due to an increase in revenues from our mammography products, and to a lesser extent an increase in digital detector and osteoporosis assessment sales. Partially offsetting these increases was a decrease in our other segment product sales, primarily attributable to our continued phasing out of our general radiography systems business and to a lesser extent a decrease in our mini C-arm sales. We have discontinued taking new orders for general radiography systems but continue to service the installed base.

Mammography product sales increased 43% in the current quarter compared to the corresponding period in the prior year, primarily due to a $5.3 million increase in worldwide digital mammography system sales, a $2.4 million increase in worldwide Multicare stereotactic table sales and a $1.8 million increase in worldwide analog mammography system sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems sold, primarily in the United States, and a slight increase in the average selling price for those systems due to the inclusion of a third party computer aided detection (“CAD”) software option on almost all of the units sold in the United States. This option was not available in the corresponding periods in the prior year, and offset a reduction in the average selling prices for digital mammography systems that did not include this option. In the current quarter we sold 54 digital mammography systems compared to 35 systems in the second quarter of fiscal 2004. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The increase in sales of our analog mammography systems was primarily attributable to the increase in the number of systems sold internationally, primarily through distributors, partially offset by lower selling prices attributable to those sales as compared to our direct sales in the United States. The increase in the sales of our Multicare stereotactic tables, worldwide, was primarily attributable to an increase in the number of systems sold in the current quarter as compared to the second quarter of fiscal 2004.

For the current six month period, mammography product sales increased 55% compared to the corresponding period in the prior year, primarily due to a $11.4 million increase in worldwide digital mammography systems sales, a $6.2 million increase in worldwide analog mammography sales and a $3.9 million increase in worldwide Multicare stereotactic table sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems sold, primarily in the United States, offset in part, by a slight decrease in the average selling price for those systems, that was partially offset by the inclusion of the CAD software option on almost all of the units sold in the United States during the current six month period. In the current six month period, we sold 104 digital mammography systems compared to 62 systems in the first six months of fiscal 2004. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The increase in sales of our analog mammography systems and Multicare stereotactic tables, worldwide, was primarily attributable to an increase in the number of systems sold in the current six month period compared to the first six months of fiscal 2004.

Osteoporosis assessment product sales increased 15% in the current quarter compared to the second quarter of fiscal 2004, primarily attributable to a $1.1 million increase in product sales in the United States and a $759,000 increase in international markets. The total number of our dual-energy x-ray bone densitometry systems sold in the United States and internationally increased in the current quarter as compared to the second quarter of fiscal 2004. The increase in sales in the United States was primarily attributable to a shift to our lower priced bone densitometry systems sold into the primary care market through the Company’s distribution partner. The increase in international sales was also primarily attributable to an increase in the number of our lower priced Explorer bone densitometry systems sold.

For the current six month period, osteoporosis assessment product sales increased 9% compared to the corresponding period in the prior year, primarily attributable to an increase in the total number of our lower-priced Explorer bone densitometry systems sold worldwide.

Digital detector product sales increased 130% and 155%, respectively, in the current three and six months compared to the corresponding periods in the prior year, primarily due to an increase in the number of digital detectors sold worldwide. Sales of our digital detectors in the current quarter increased by $1.4 million in the United States, $1.3 million in Europe and $205,000 in Asia compared to the first quarter of fiscal 2004. Sales of our digital detectors in the current six month period increased by $3.3 million in the United States, $1.9 million in Europe and $650,000 in Asia compared to the first six months of fiscal 2004. The increase in the United States and Asia primarily reflects the increase in the number of digital detectors sold for general radiography systems, while the increase for Europe primarily reflects the higher number of digital detectors sold for the mammography systems of our OEM partner. We believe that our increase in digital detector sales reflects the growing acceptance of digital radiography and our technology, as well as our decision to phase out our digital general radiography systems and to focus on supplying our digital detectors to other original equipment manufacturers.

Other product sales decreased 48% in the current quarter compared to the corresponding period in the prior year. This decrease was primarily attributable to a $1.8 million decrease in worldwide digital general radiography product sales and a $942,000 decrease in our worldwide mini C-arm product sales. In the current six month period, other product sales decreased 38% compared to the corresponding period in the prior year. This decrease was primarily attributable to a $3.1 million decrease in worldwide digital general radiography product sales and a $1.5 million decrease in our worldwide mini C-arm product sales. The decrease in general radiography product sales reflects our decision to phase out our digital general radiography systems. As a result of this decision, we expect our product sales for our digital general radiography systems to be negligible going forward. In the current three and six month periods, sales of digital general radiography systems accounted for $258,000 and $2.1 million of other product revenues, respectively. The decrease in sales of our mini C-arm products was primarily due to a reduction in the number of systems sold as a result of increased competition and, to a lesser extent, lower prices attributable to competitive pricing pressure in the United States.

In the first six months of fiscal 2005, approximately 63% of product sales were generated in the United States, 22% in Europe, 11% in Asia, 2% in Latin America and 2% in other international markets. In the first six months of fiscal 2004, approximately 59% of product sales were generated in the United States, 19% in Europe, 11% in Asia, 10% in Latin America and 1% in other international markets. We believe the shift in sales to the United States market is primarily due to an increase in demand for our Selenia digital mammography system. The decrease in sales in Latin America during the current six month period was primarily attributable to the fulfillment of a large order for our Selenia digital mammography systems in Mexico in the first six months of fiscal 2004.

Service and Other Revenue.

	Three Months Ended						Six Months Ended
	March 26, 2005		March 27, 2004				March 26, 2005		March 27, 2004
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change		Amount	% of Total Revenue	Amount	% of Total Revenue	Change
					Amount	%					Amount	%
Service and Other Revenue	$14,313	21%	$12,592	23%	$1,721	14%	$28,165	21%	$23,919	23%	$4,246	18%

Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 14% in the current quarter and 18% in the current six month period compared to the corresponding periods of the prior year. The increases in service and other revenue in the current three and six month periods were primarily due to increases in service contract revenues and spare part sales in our mammography and osteoporosis assessment segments and, to a lesser extent, an increase in digital detector spare part sales in the current six month period. We believe that these increases reflect the continued growth in our installed base of systems and digital detectors.

Costs of Product Sales.

	Three Months Ended						Six Months Ended
	March 26, 2005		March 27, 2004				March 26, 2005		March 27, 2004
	Amount	% of Product Sales	Amount	% of Product Sales	Change		Amount	% of Product Sales	Amount	% of Product Sales	Change
					Amount	%					Amount	%
Cost of Product Sales	$28,703	52%	$23,052	54%	$5,651	25%	$56,031	52%	$42,927	53%	$13,104	31%

The cost of product sales decreased as a percentage of product sales to 52% in the current quarter from 54% in the second quarter of fiscal 2004 and to 52% in the current six month period from 53% in the first six months of fiscal 2004. Cost of product sales decreased as a percentage of product sales primarily due to increased revenues and improved profitability associated with the shift in mammography product sales to Selenia, our full field digital mammography systems, and the increase in revenues for digital detectors resulting in an improved absorption of fixed manufacturing costs. The Selenia systems have significantly higher selling prices, more than offsetting the higher costs of the product, when compared to analog mammography. This improvement was partially offset by a reduction in the average selling prices for digital mammography systems in the United States and Latin America, a significant increase in the number of lower gross margin analog mammography systems sold, especially internationally, and a shift in sales to lower margin bone densitometry systems, sold both internationally and into the primary care market in the United States.

Costs of Service and Other Revenue.

	Three Months Ended						Six Months Ended
	March 26, 2005		March 27, 2004				March 26, 2005		March 27, 2004
	Amount	% of Service Revenue	Amount	% of Service Revenue	Change		Amount	% of Service Revenue	Amount	% of Service Revenue	Change
					Amount	%					Amount	%
Cost of Service and Other Revenue	$13,761	96%	$12,005	95%	$1,756	15%	$28,401	101%	$22,590	94%	$5,811	26%

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

Operating Expenses.

	Three Months Ended						Six Months Ended
	March 26, 2005		March 27, 2004				March 26, 2005		March 27, 2004
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change		Amount	% of Total Revenue	Amount	% of Total Revenue	Change
					Amount	%					Amount	%
Operating Expenses
Research and Development	$4,842	7%	$4,117	8%	$725	18%	$9,192	7%	$8,153	8%	$1,039	13%
Selling and Marketing	7,299	11%	7,850	14%	(551)	(7)%	16,547	12%	16,881	16%	(334)	(2)%
General and Administrative	7,451	11%	5,778	10%	1,673	29%	13,471	10%	11,073	10%	2,398	22%
	$19,592	28%	$17,745	32%	$1,847	10%	$39,210	29%	$36,107	34%	$3,103	9%

Research and Development Expenses. Research and development expenses increased 18% and 13%, respectively, in the current three and six month periods as compared to the corresponding periods in the prior year primarily due to an increase in mammography related expenses including our tomosynthesis development project. These increases were partially offset by a decrease in research and development spending and personnel costs primarily related to our phase-out of the digital general radiography systems product line. We expect total research and development expenses to continue to increase as we accelerate our development efforts of tomosynthesis technology for mammography in fiscal 2005.

Selling and Marketing Expenses. Selling and marketing expenses decreased 7% and 2%, respectively, in the current three and six month periods as compared to the corresponding periods in the prior year. These expenses decreased as a percentage of revenue to 11% and 12%, respectively, in the current three and six month periods from 14% and 16%, respectively, in the comparable periods of the prior year, primarily due to the increased level of revenues. The decreases were primarily due to a reduction of approximately $1.0 million and $1.6 million, respectively, in the current three and six month periods of international distributor commissions primarily related to the sale of Selenias in Mexico in fiscal 2004. In the current quarter, these decreases were partially offset by an increase of approximately $303,000 of salaries, benefits and travel expenses from an increase in our direct sales force, and $245,000 of increased commissions to our direct sales force due to the increased product sales in direct territories. In the first six months of fiscal 2005, these decreases were partially offset by an increase of approximately $800,000 of salaries, benefits and travel expenses from an increase in our direct sales force, and $345,000 of increased commissions to our direct sales force due to the increased product sales in direct territories. Sales and marketing expenses have also shifted between the operating segments for the current three and six month periods by increasing in mammography, reflecting our increased revenues from that segment, and decreasing for each of our other business segments.

General and Administrative. General and administrative expenses increased 29% and 22%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to increased compensation and related benefits due to increased headcount, increases in bonus and profit sharing expense in accordance with the applicable plans as a result of continued improved financial results and increases in accounting and legal expenses for general purposes as well as increased time spent assisting and documenting and testing our internal controls. In the current quarter, compensation and related benefits increased approximately $584,000, bonus and profit sharing expense increased approximately $406,000, and accounting and legal expenses increased approximately $452,000. In addition, we incurred $247,000 of due diligence expenses in the current quarter in connection with a potential acquisition. Prior to the end of the current quarter we decided not to pursue this potential acquisition further and accordingly expensed all acquisition costs. In the first six months of fiscal 2005, bonus and profit-sharing expense increased approximately $837,000, compensation and related benefits increased approximately $702,000, accounting and legal expenses increased approximately $400,000 and due diligence costs increased approximately $250,000.

Interest Income.

	Three Months Ended				Six Months Ended
	March 26, 2005	March 27, 2004	Change		March 26, 2005	March 27, 2004	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$464	$116	$348	300%	$722	$224	$498	222%

Interest income increased 300% and 222%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in the interest rate earned in the first three and six month periods of fiscal 2005 compared to last year and, to a lesser extent, higher investment balances.

Interest / Other Expense.

	Three Months Ended				Six Months Ended
	March 26, 2005	March 27, 2004	Change		March 26, 2005	March 27, 2004	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest / Other Expense	$(91)	$(267)	$176	66%	$(71)	$(358)	$287	80%

In the current quarter, interest/other expense primarily consisted of interest costs on the Wells Fargo Foothill, Inc. note payable. For the first six months of fiscal 2005, this expense included interest costs on the Wells Fargo Foothill note payable partially offset by foreign currency transaction gains. In the comparable three and six month periods of fiscal 2004, these costs were primarily due to foreign currency transaction losses and interest costs on the Wells Fargo Foothill note payable. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision for Income Taxes.

	Three Months Ended				Six Months Ended
	March 26, 2005	March 27, 2004	Change		March 26, 2005	March 27, 2004	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$1,506	$106	$1,400	1,321%	$1,800	$144	$1,656	1,150%

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. During the second quarter of fiscal 2005 we increased our effective tax rate for the year to 15% based upon our improved performance. As a result, our effective tax rate for the current quarter was 20% in order to achieve the 15% effective rate through the first six months of the current year. In fiscal 2004, we provided for nominal federal, state and foreign taxes and certain minimum taxes where net operating losses could not be used. Our expected effective income tax rate is lower than the combined federal, state and foreign statutory income tax rates due primarily to utilization of previously unrecognized net operating losses.

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

Mammography.

	Three Months Ended						Six Months Ended
	March 26, 2005		March 27, 2004				March 26, 2005		March 27, 2004
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Change		Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Change
					Amount	%					Amount	%
Total Revenues	$38,899	100%	$27,861	100%	$11,038	40%	$75,685	100%	$50,349	100%	$25,336	50%

Operating Income	$4,600	12%	$2,026	7%	$2,574	127%	$7,610	10%	$2,423	5%	$5,187	214%

Mammography revenues increased primarily due to the increase in product sales of $9.8 million and $22.3 million, respectively, in the current three and six month periods compared to the prior year as discussed above and an increase in service revenues of $1.2 million and $3.1 million, respectively, in the current three and six month periods. The increase in service revenues of 24% and 32%, respectively, in the current three and six month periods is primarily related to the increased number of systems in our installed base. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin in this business segment has remained within a range of 39-40% for the current three and six month periods and the comparable periods of fiscal 2004. In the current three and six month periods our gross margins improved from the shift in product revenues to our more profitable Selenia full field digital mammography systems from our analog mammography systems. This improvement in the gross margin percentage was offset by a reduction in the average selling prices for the base digital mammography systems without the CAD option, a significant increase in sales of analog mammography systems sold internationally at lower selling prices than in the United States and at lower gross margins than the digital mammography product line, and an increase in service related costs. In general, we expect improved gross margins in fiscal 2005 from the shift in product revenues to our more profitable Selenia full field digital mammography systems from our analog mammography systems.

Osteoporosis Assessment.

	Three Months Ended						Six Months Ended
	March 26, 2005		March 27, 2004				March 26, 2005		March 27, 2004
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Change		Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Change
					Amount	%					Amount	%
Total Revenues	$18,971	100%	$16,550	100%	$2,421	15%	$36,133	100%	$33,105	100%	$3,028	9%

Operating Income	$2,798	15%	$1,883	11%	$915	49%	$4,431	12%	$3,474	10%	$957	28%

Osteoporosis assessment revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the $1.9 million increase in product sales discussed above and a $548,000 increase in service revenues related to the increased number of systems in our installed base. In the current six month period, these revenues increased, as compared to the corresponding period in the prior year, primarily due to the $2.2 million increase in product sales discussed above and a $807,000 increase in service revenues. Operating income for osteoporosis assessment increased primarily due to the increases in total revenues, and for the six month period, a reduction in operating expenses. Our gross margin in this business segment was 44% and 42%, respectively, in the current three and six month periods compared to 44% and 45%, respectively, in the corresponding periods of the prior year. The decrease in osteoporosis assessment gross margins in the current six month period was primarily attributable to a shift to international sales where we generally sell at lower prices through distributors and an increase in sales of our lower priced Explorer bone densitometer system primarily in Europe.

Digital Detectors.

	Three Months Ended						Six Months Ended
	March 26, 2005		March 27, 2004				March 26, 2005		March 27, 2004
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Change		Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Change
					Amount	%					Amount	%
Total Revenues	$5,724	100%	$2,984	100%	$2,740	92%	$11,037	100%	$4,702	100%	$6,335	135%

Operating Loss	$(995)	(17)%	$(1,310)	(44)%	$315	24%	$(2,168)	(20)%	$(2,893)	(62)%	$725	25%

Digital detector revenues increased primarily due to the increased number of digital detectors sold as discussed above and for the current six month period a $525,000 increase in service and other revenues. The service revenues increase is due to the increase in the number of detectors in the installed base. The decrease in the digital detector business operating loss is primarily due to the increased product revenues and the improved gross profit from that increase, which was partially offset by an increase in our warranty expense and, to a lesser extent, an increase in operating expenses. Our gross margin in this business segment was 20% and 17%, respectively, in the current three and six month periods, compared to 20% and 10%, respectively, in the corresponding periods of the prior year. The increase in operating expenses was primarily attributable to an increase in research and development spending related to our tomosynthesis development project.

Other.

	Three Months Ended						Six Months Ended
	March 26, 2005		March 27, 2004				March 26, 2005		March 27, 2004
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Change		Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Change
					Amount	%					Amount	%
Total Revenues	$5,643	100%	$8,253	100%	$(2,610)	(32)%	$12,558	100%	$17,375	100%	$(4,817)	(28)%

Operating Income	$778	14%	$247	3%	$531	215%	$1,898	15%	$903	5%	$995	110%

Revenues for this business segment, which includes the mini C-arm business, the digital general radiography business and the conventional general radiography service business, decreased in the current quarter compared to the comparable period of the prior year primarily due to a $1.8 million decrease in digital general radiography systems sold worldwide, as a result of our phase-out of that business, and a $942,000 decrease in product sales of our mini C-arm products as discussed above. In the current six month period, revenues decreased when compared to the comparable period of the prior year primarily due to a $3.1 million decrease in digital general radiography systems sold worldwide, as a result of our phase-out of that business, and a $1.5 million decrease in product sales of our mini C-arm products. The improvements in operating income were primarily due to lower operating expenses as a result of our decision to de-emphasize the digital general radiography systems business, which has been substantially phased out, and to reallocate resources and costs in order to focus on the more profitable and faster growing digital mammography systems.

Liquidity and Capital Resources

At March 26, 2005 we had approximately $140.2 million of working capital. At that date our cash and cash equivalents totaled $95.7 million. Our cash and cash equivalents balance increased approximately $27.4 million during the first six months of fiscal 2005 primarily due to cash provided by operating and financing activities partially offset by the use of cash for purchases of property and equipment.

Our cash provided by operating activities in the first six months of fiscal 2005 was $22.5 million, which included net income of $10.6 million increased by non-cash charges for depreciation and amortization of an aggregate of $3.7 million. Cash provided by operations due to changes in our current assets and liabilities included a decrease in inventory of $3.2 million, an increase in deferred revenue of $3.4 million, an increase in accrued expenses of $3.0 million and an increase in accounts payable of $2.4 million. These providers of cash were partially offset by an increase in accounts receivable of $4.1 million. The decrease in inventory was primarily the result of improved supply chain management. The increase in deferred revenue was primarily due to an increase in the number of deferred service contracts and an increase in customer deposits. The increases in accrued expenses and accounts payable were primarily due to the timing of payments. The increase in accounts receivable was primarily due to increased revenues in the current quarter.

In the first six months of fiscal 2005, we used approximately $5.2 million of cash in investing activities. This use of cash was primarily attributable to purchases of property and equipment, which consisted primarily of manufacturing equipment, demonstration equipment, computer hardware, and a new roof at our Newark, Delaware facility.

In the first six months of fiscal 2005, financing activities provided us with $9.8 million of cash. These cash flows included approximately $10.0 million from the exercise of stock options partially offset by repayments, totaling $239,000, of our term loan with Wells Fargo Foothill, Inc.

As of March 26, 2005 we had short term borrowings, including the current portion of our long-term obligations of $472,000 and long term notes payable totaling $236,000. These amounts represent our obligations of our term loan under our credit facility with Wells Fargo Foothill, Inc.

In September 2001 we obtained a secured loan from Wells Fargo Foothill, Inc. This loan agreement provides for a term loan of approximately $2.4 million, which we borrowed at signing, and a revolving line of credit facility. The maximum amount we can borrow under the loan agreement and amendments is $20.0 million. The loan agreement and amendments contain financial and other covenants and the actual amount which we can borrow under the line of credit at any time is based upon a formula tied to the amount of our qualifying accounts receivable. At March 26, 2005, the total amount of availability under this formula was $20.0 million. In July 2003 we amended this loan agreement primarily to simplify financial covenants and to reduce the fees related to this facility. The term loan accrues interest at prime plus 1.0% for five years. The line of credit advances accrue interest at a prime plus 0.25%. The line of credit expires in September 2005. We were in compliance with all covenants and there were no outstanding borrowings under our line of credit as of March 26, 2005.

We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (2.12% at September 25, 2004) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At March 26, 2005 and September 25, 2004, there were no outstanding borrowings under this line.

In September 2002, we completed a sale/leaseback transaction for our headquarters and manufacturing facility located in Bedford, Massachusetts and our Lorad manufacturing facility in Danbury, Connecticut. The transaction resulted in net proceeds to us of $31.4 million. The lease for these facilities, including the associated land, has a term of 20 years, with four five-year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.2 million per year, which is subject to adjustment for increases in the consumer price index. The aggregate total minimum lease payments during the initial 20-year term are $62.9 million. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, we make customary representations and warranties and agree to certain financial covenants and indemnities. In the event we default on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. We were in compliance with all covenants as of March 26, 2005.

The following table summarizes our contractual obligations and commitments as of March 26, 2005:

Payments Due by Period

(in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	$708	$472	$236	$—	$—
Operating Leases	58,511	4,959	7,941	6,425	39,186
Purchase Obligations	2,185	511	1,674	—	—
Total Contractual Obligations	$61,404	$5,942	$9,851	$6,425	$39,186

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a loan and security agreement with Wells Fargo Foothill, Inc. (the Foothill Agreement) and a European line of credit. The Foothill Agreement term loan accrues interest at the prime rate plus 1.0% and the European Line of Credit accrues interest at the Europe Interbank Offered Rate plus 1.50%. At March 26, 2005, we had $708,000 outstanding under the Foothill Agreement and there were no amounts outstanding under the line of credit.

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

As of March 26, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

HOLOGIC, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings.

In March 2005, we were served with a Complaint filed on November 12, 2004 by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that our HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff is seeking to preliminarily and permanently enjoin us from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, we filed an Answer and Counterclaims in response to the complaint in which we denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. On October 28, 1998, the plaintiff had previously sued Lorad, asserting, among other things, that Lorad had misappropriated the plaintiff’s trade secrets relating to the HTC Grid. This previous case was dismissed on August 28, 2000. The dismissal was affirmed by the Appellate Court of the State of Connecticut, and the United States Supreme Court refused to grant Certiorari. We do not believe that we infringe any valid or enforceable patents of the plaintiff. However, while we intend to vigorously defend our interests, ongoing litigation can be costly and time consuming, and we cannot guarantee that we will prevail.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on February 28, 2005. At the meeting, a total of 19,325,783 shares or 93% of the Common Stock issued and outstanding as of the record date, were represented in person or by proxy. Set forth below is a brief description of each matter voted upon at the meetings and the voting results with respect to each matter.

1.	A proposal to elect the following seven persons to serve as members of the Company’s Board of Directors for the ensuing year and until their successors are duly elected:

Name	For	Withheld	Abstain
John W. Cumming	19,047,239	278,544	0
Irwin Jacobs	17,775,904	1,549,879	0
Glenn P. Muir	18,817,224	508,559	0
Arthur G. Lerner	19,262,800	62,983	0
Nancy L. Leaming	17,764,123	1,561,660	0
Jay A. Stein	19,016,363	309,420	0
David R. LaVance, Jr.	17,963,442	1,362,341	0

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Hologic, Inc.
(Registrant)

May 5, 2005	/s/ John W. Cumming
Date	John W. Cumming
Chairman and Chief Executive Officer

May 5, 2005	/s/ Glenn P. Muir
Date	Glenn P. Muir
Executive Vice President, Finance and Treasurer
(Principal Financial Officer)