Form 10-Q
period 2005-06-25
HOLOGIC INC
filed 2005-08-04
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2005

or

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

As of July 29, 2005, 22,034,599 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

HOLOGIC, INC. AND SUBSIDIARIES

HOLOGIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data) ASSETS

	June 25, 2005	September 25, 2004
CURRENT ASSETS:
Cash and cash equivalents	$102,247	$68,335
Accounts receivable, less reserves of $2,656 and $2,757, respectively	54,044	48,409
Inventories	41,684	40,174
Prepaid expenses and other current assets	8,924	9,135

Total current assets	206,899	166,053

PROPERTY AND EQUIPMENT, at cost:
Land	1,500	1,500
Buildings and improvements	14,343	13,697
Equipment and software	42,361	38,038
Furniture and fixtures	3,773	3,591
Leasehold improvements	2,754	2,728

	64,731	59,554
Less: Accumulated depreciation and amortization	30,797	26,677

	33,934	32,877

OTHER ASSETS:
Patented technology, net of accumulated amortization of $6,896 and $6,761, respectively	684	824
Developed technology and know-how, net of accumulated amortization of $4,364 and $3,681, respectively	4,744	5,427
Goodwill	6,285	6,285
Other assets, net	6,659	285

Total assets	$259,205	$211,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 25, 2005	September 25, 2004
CURRENT LIABILITIES:
Current portion of note payable	$472	$475
Accounts payable	15,742	10,546
Accrued expenses	27,237	20,970
Deferred revenue	17,194	13,013

Total current liabilities	60,645	45,004

Note payable, net of current portion	118	472

Contingencies (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value- Authorized – 1,623 shares Issued – 0 shares	—	—
Common stock, $.01 par value- Authorized – 30,000 shares Issued – 22,010 and 20,585 shares, respectively	220	206
Capital in excess of par value	162,941	149,452
Retained earnings	36,976	18,196
Accumulated other comprehensive loss	(1,231)	(1,115)
Treasury stock, at cost - 45 shares	(464)	(464)

Total stockholders’ equity	198,442	166,275

Total liabilities and stockholders’ equity	$259,205	$211,751

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Revenues:
Product sales	$58,762	$46,219	$166,009	$127,831
Service and other revenue	15,291	13,006	43,457	36,925

	74,053	59,225	209,466	164,756

Costs and Expenses:
Cost of product sales	29,271	24,268	85,302	67,194
Cost of service and other revenue	14,692	12,771	43,093	35,362
Research and development	5,100	4,143	14,292	12,296
Selling and marketing	8,748	7,554	25,294	24,435
General and administrative	6,791	7,062	20,263	18,135

	64,602	55,798	188,244	157,422

Income from operations	9,451	3,427	21,222	7,334

Interest income	640	125	1,362	349
Interest expense and other income (expense), net	67	(54)	(4)	(412)

Income before provision for income taxes	10,158	3,498	22,580	7,271
Provision for income taxes	2,000	173	3,800	317

Net income	$8,158	$3,325	$18,780	$6,954

Net income per common and common equivalent share:
Basic	$0.37	$0.16	$0.89	$0.34

Diluted	$0.36	$0.15	$0.84	$0.33

Weighted average number of common shares outstanding:
Basic	21,839	20,359	21,205	20,183

Diluted	22,888	21,471	22,363	21,220

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	June 25, 2005	June 26, 2004
OPERATING ACTIVITIES:
Net income	$18,780	$6,954
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	4,773	4,261
Amortization	867	1,403
Noncash interest expense	102	92
Changes in assets and liabilities-
Accounts receivable	(5,618)	(3,800)
Inventories	(1,535)	623
Prepaid expenses and other current assets	207	(98)
Accounts payable	5,201	(101)
Accrued expenses	6,287	635
Deferred revenue	4,194	2,875

Net cash provided by operating activities	33,258	12,844

INVESTING ACTIVITIES:
Net cash paid for acquisition of distributor	—	(341)
Acquisition deposit	(5,420)	—
Purchases of property and equipment	(6,554)	(4,985)
Disposals of property and equipment	707	710
(Increase) decrease in other assets	(1,100)	98

Net cash used in investing activities	(12,367)	(4,518)

FINANCING ACTIVITIES:
Repayment of note payable	(357)	(497)
Net proceeds from sale of common stock pursuant to stock plans	13,504	3,979

Net cash provided by financing activities	13,147	3,482

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(126)	(41)

NET INCREASE IN CASH AND CASH EQUIVALENTS	33,912	11,767
CASH AND CASH EQUIVALENTS, beginning of period	68,335	45,177

CASH AND CASH EQUIVALENTS, end of period	$102,247	$56,944

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$746	$278

Cash paid during the period for interest	$132	$73

NET CASH PAID FOR ACQUISITION:
Fair value of assets acquired	$—	$—
Costs in excess of net assets of distributor acquired	—	475
Liabilities assumed	—	(134)

Net cash paid for acquisition	$—	$341

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

The balance sheet at September 25, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of June 25, 2005, the consolidated statements of income for the three months and nine months ended June 25, 2005 and June 26, 2004, and the consolidated statements of cash flows for the nine months ended June 25, 2005 and June 26, 2004, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three months and nine months ended June 25, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 24, 2005. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

(2) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 25, 2005	September 25, 2004
Raw materials and work-in-process	$33,974	$31,252
Finished goods	7,710	8,922

	$41,684	$40,174

Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(3) Net Income Per Share

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Basic weighted average common shares outstanding	21,839	20,359	21,205	20,183
Weighted average common equivalent shares	1,049	1,112	1,158	1,037

Diluted weighted average common shares outstanding	22,888	21,471	22,363	21,220

Diluted weighted average shares outstanding do not include options outstanding to purchase 68 and 63 common-equivalent shares for the three and nine months ended June 25, 2005, respectively, and 621 and 657 common-equivalent shares for the three and nine months ended June 26, 2004, respectively, as their effect would have been antidilutive.

(4) Stock Based Compensation

At June 25, 2005, the Company has several stock-based employee compensation plans. The Company accounts for its stock-based compensation plans under the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretation. No stock-based compensation cost is reflected in net income for the three or nine months ended June 25, 2005 or June 26, 2004 as all options granted under the plans for those years had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, the Company has not issued any stock awards to non-employees.

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

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income as reported	$8,158	$3,325	$18,780	$6,954

Less: Total stock-based employee compensation expense determined under fair value - based method for all awards, net of related tax effects	(2,033)	(1,052)	(7,273)	(2,669)

Pro forma net income	$6,125	$2,273	$11,507	$4,285

Net income per share:
Basic – as reported	$0.37	$0.16	$0.89	$0.34

Basic – pro forma	$0.28	$0.11	$0.54	$0.21

Diluted – as reported	$0.36	$0.15	$0.84	$0.33

Diluted – pro forma	$0.27	$0.11	$0.51	$0.20

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

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Risk – free interest rate	3.82%	3.42%	3.61%	2.91%
Expected dividend yield	—	—	—	—
Expected life	5 years	4 years	4-5 years	4 years

Expected volatility	60%	70%	63%	70%

The assumptions used to calculate the SFAS No. 148 pro forma disclosure for shares purchased under the Employee Stock Purchase Plan are as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Risk – free interest rate	2.52%	3.42%	2.25%	2.91%
Expected dividend yield	—	—	—	—
Expected lives	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility	42%	70%	40%	70%

(5) Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the ESP Plan) in compliance with Section 423 of the Internal Revenue Code. Employees who have completed three consecutive months, or two years, whether or not consecutive, of employment with the Company or any of its participating subsidiaries are eligible to participate in the ESP Plan. The ESP Plan allows participants to purchase common stock of the Company at 85% of the fair market value, as defined. On February 28, 2005, the Board of Directors approved to discontinue the ESP Plan which occurred on July 1, 2005.

(6) Comprehensive Income

The Company’s only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.

A reconciliation of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income as reported	$8,158	$3,325	$18,780	$6,954
Foreign currency translation adjustment	(242)	(6)	(116)	141

Comprehensive income	$7,916	$3,319	$18,664	$7,095

(7) Business Segments and Geographic Information

The Company reports its business in four segments: mammography; osteoporosis assessment; digital detectors and other. As a result of the Company’s implementation of a company wide integrated software application in fiscal 2003, identifiable assets for the four principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other assets as corporate assets. Intersegment sales and transfers are not significant. Segment information for the three months and nine months ended June 25, 2005 and June 26, 2004 is as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Total revenues–
Mammography	$42,347	$30,611	$118,032	$80,960
Osteoporosis Assessment	19,183	17,614	55,317	50,720
Digital Detectors	6,699	4,683	17,736	9,384
Other	5,824	6,317	18,381	23,692

	$74,053	$59,225	$209,466	$164,756

Operating income (loss)–
Mammography	$6,395	$3,001	$14,005	$5,425
Osteoporosis Assessment	3,116	1,961	7,547	5,438
Digital Detectors	(1,357)	(1,073)	(3,525)	(3,967)
Other	1,297	(462)	3,195	438

	$9,451	$3,427	$21,222	$7,334

Depreciation and amortization–
Mammography	$770	$551	$1,959	$1,663
Osteoporosis Assessment	537	697	1,831	2,263
Digital Detectors	525	473	1,558	1,385
Other	90	138	292	353

	$1,922	$1,859	$5,640	$5,664

Capital expenditures–
Mammography	$487	$605	$1,670	$1,543
Osteoporosis Assessment	686	510	2,566	2,024
Digital Detectors	654	643	2,318	1,418
Other	—	—	—	—

	$1,827	$1,758	$6,554	$4,985

	June 25, 2005	September 25, 2004
Identifiable assets–
Mammography	$30,856	$28,804
Osteoporosis Assessment	9,305	12,305
Digital Detectors	32,450	28,189
Other	8,134	10,588
Corporate	178,460	131,865

	$259,205	$211,751

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America during the three months and nine months ended June 25, 2005 totaled approximately $20,567 and $60,153, respectively, and for the three months and nine months ended June 26, 2004 totaled approximately $16,269 and $50,148, respectively.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Europe	18%	21%	20%	20%
Asia	13	11	12	11
All others	4	3	4	8

	35%	35%	36%	39%

(8) Litigation

In March 2005, the Company was served with a Complaint filed on November 12, 2004 by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that the Company’s HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff is seeking to preliminarily and permanently enjoin the Company from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, the Company filed an Answer and Counterclaims in response to the Complaint in which the Company denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. On October 28, 1998, the plaintiff had previously sued Lorad, asserting, among other things, that Lorad had misappropriated the plaintiff’s trade secrets relating to the HTC Grid. This previous case was dismissed on August 28, 2000. The dismissal was affirmed by the Appellate Court of the State of Connecticut, and the United States Supreme Court refused to grant Certiorari. The Company does not believe that it infringes any valid or enforceable patents of the plaintiff and intends to vigorously defend its interests. As such, no amounts have been accrued related to this matter as of June 25, 2005.

From time to time, the Company is party to or may be threatened with other litigation in the ordinary course of its business. The Company regularly analyzes current information, including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The Company believes it has meritorious defenses to all of these claims, and, in its opinion, all litigation currently pending or threatened will not reasonably be likely to have a material effect on the Company’s financial condition or results of operations.

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

Product warranty activity for the nine months ended June 25, 2005 and June 26, 2004 is as follows:

	Balance at Beginning of Period	Accruals for warranties issued during the period	Write- Offs/Payments	Balance at End of Period
Nine Months Ended:
June 25, 2005	$4,528	$6,438	$(4,445)	$6,521
June 26, 2004	$4,475	$4,171	$(4,350)	$4,296

(10) Related Party Transactions

In fiscal 2000 and 2001, the Company loaned an officer an aggregate of $500 which is required to be repaid quarterly through April 2006. In the event of a change in control, as defined, the amounts outstanding will be forgiven. The note is unsecured and bears interest at 7% per annum.

In December 2002, the Compensation Committee of the Board of Directors approved a special bonus program to provide the officer with the funds necessary to pay the quarterly installments due under the loan. Under the special bonus program, for so long as the officer remains an officer of the Company and there are amounts remaining to be repaid under the loan, the Company will pay the officer a special quarterly bonus equal to the amount due under the loan, including interest due, plus an additional payment equal to the taxes due as a result of the special bonus and such additional payment, such that the net-after-tax special quarterly bonus to be received by the officer will equal the principal and interest then due under the loan. During the nine months ended June 25, 2005 and June 26, 2004 the Company recognized $237 and $235, respectively, in bonus expense in connection with this program.

On December 15, 2004, the Company’s Audit Committee authorized certain payments pursuant to the Company’s relocation program to assist an executive officer in his relocation. In connection with the Company’s program, the Company paid a relocation company approximately $82 as an advance against the company’s management fee and direct expenses associated with the sale of the officer’s former residence. This amount was subject to adjustment based upon the timing and sale price of the former residence at the closing. The Company also agreed to pay the taxes, maintenance, utilities, insurance and all other operating costs and payments relating to the former residence following the date on which the officer vacated the residence through the date on which the sale was completed. In April 2005, the relocation company sold the former residence at a price equal to the purchase price paid to the officer and no further payments were made by the Company to the relocation company.

(11) Recent Accounting Pronouncement

In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

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

As permitted by Statement 123R the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the option pricing model that the Company adopts.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the

“restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

(12) Goodwill and Intangible Assets

Consistent with prior years, the Company conducted its annual impairment test of goodwill during the second quarter of fiscal 2005. The Company considered a number of factors, including an independent valuation, to conduct this test. The valuation is based upon expected future discounted operating cash flows of the mammography reporting unit as well as analysis of recent sales or offerings of similar companies. The timing and size of impairment charges involved the application of management’s judgment and could significantly affect the Company’s operating results. The Company determined that it met all of the criteria under SFAS No. 142 to carry-forward the prior year determination of reporting unit fair value and based on the applicable valuation determined that no impairment exists. The Company wrote off $50 of fully amortized patents during the first nine months of fiscal 2005.

Goodwill by reporting segment consists of the following:

Reporting Segment	Balance as of June 25, 2005	Balance as of September 25, 2004
Mammography	$6,285	$6,285

Intangible assets consist of the following:

			As of June 25, 2005		As of September 25, 2004
Reporting Segment	Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Osteoporosis Assessment	Patents	1-20 years	$4,952	$4,483	$4,952	$4,381
Mammography	Developed Technology	10 years	9,108	4,364	9,108	3,681
Digital Detectors	Patents	5 years	627	413	583	330
Other	Patents	4 years	2,000	2,000	2,000	2,000

The estimated remaining amortization expense for each of the five succeeding fiscal years:

September 24, 2005	$285
September 30, 2006	1,129
September 29, 2007	1,095
September 27, 2008	1,039
September 26, 2009	938

(13) Agreement to Acquire Intellectual Property

On June 22, 2005, the Company entered into a definitive agreement to acquire the intellectual property relating to certain mammography products of Fischer Imaging (Fischer). Under the terms of the agreement, the Company has agreed to acquire this intellectual property for a cash purchase price of $32,000. The Company extended a $5,000 secured loan to Fischer as of the execution of the agreement, which will be credited toward the purchase price if the transaction is completed, but which will otherwise be due and payable to the Company. The note receivable accrues interest daily at an annual rate equal to the prime rate (6.00% at June 25, 2005) plus 2.00%. The note receivable is included in Other Assets in the accompanying balance sheet at June 25, 2005.

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

Our mammography products include a broad product line of breast imaging products, including film-based and digital mammography systems and breast biopsy systems. Our osteoporosis assessment products primarily consist of dual-energy X-ray bone densitometry systems and, to a lesser extent, an ultrasound-based osteoporosis assessment product. Bone densitometry is the precise measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures. Our digital detector products are a digital component for original equipment manufacturers to incorporate into their own equipment. Our other business segment includes our mini C-arm, conventional general radiography service and digital general radiography systems businesses. Our mini C-arm products are low intensity, fluoroscopic systems used primarily for image guidance of minimally invasive surgical procedures on a patient’s extremities. In January 2002, we closed the manufacturing facility for the conventional general radiography products; however, we continue to service and support most of these product lines. We have decided to phase out our digital general radiography systems and to continue to supply our digital detectors to other original equipment manufacturers.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales.

	Three Months Ended						Nine Months Ended
	June 25, 2005		June 26, 2004		Change		June 25, 2005		June 26, 2004		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Mammography	$35,406	48%	$25,185	43%	$10,221	41%	$98,448	47%	$65,969	40%	$32,479	49%
Osteoporosis Assessment	$14,334	19%	$13,031	22%	$1,303	10%	$41,422	20%	$37,899	23%	$3,523	9%
Digital Detectors	$5,627	8%	$3,959	7%	$1,668	42%	$15,193	7%	$7,716	5%	$7,477	97%
Other	$3,395	4%	$4,044	7%	$(649)	(16)%	$10,946	5%	$16,247	10%	$(5,301)	(33)%

	$58,762	79%	$46,219	78%	$12,543	27%	$166,009	79%	$127,831	78%	$38,178	30%

In the current three and nine month periods, our product sales increased 27% and 30%, respectively, compared to the corresponding periods in the prior year, primarily due to an increase in revenues from our mammography products, and to a lesser extent an increase in digital detector and osteoporosis assessment sales. Partially offsetting these increases was a decrease in our other segment product sales, primarily attributable to our continued phasing out of our general radiography systems business. We have discontinued taking new orders for general radiography systems but continue to service the installed base.

Mammography product sales increased 41% in the current quarter compared to the corresponding period in the prior year, primarily due to an $8.0 million increase in worldwide digital mammography system sales and a $2.5 million increase in worldwide Multicare stereotactic table sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems sold, primarily in the United States, partially offset by a decrease in the average selling price for those systems. In the current quarter we sold 64 digital mammography systems compared to 37 systems in the third quarter of fiscal 2004. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The increase in the sales of our Multicare stereotactic tables, worldwide, was primarily attributable to an increase in the number of systems sold in the United States in the current quarter as compared to the third quarter of fiscal 2004.

For the current nine month period, mammography product sales increased 49% compared to the corresponding period in the prior year, primarily due to a $19.4 million increase in worldwide digital mammography systems sales, a $6.9 million increase in worldwide Multicare stereotactic table sales and a $6.1 million increase in worldwide analog mammography sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems sold, primarily in the United States, offset in part, by a slight decrease in the average selling price for those systems, that was partially offset by the inclusion of the CAD (Computer Aided Detection) software option on almost all of the units sold in the United States during the current nine month period. In the current nine month period, we sold 168 digital mammography systems compared to 99 systems in the first nine months of fiscal 2004. The increase in sales of our analog mammography systems and Multicare stereotactic tables, worldwide, was primarily attributable to an increase in the number of systems sold in the current nine month period compared to the first nine months of fiscal 2004.

Osteoporosis assessment product sales increased 10% in the current quarter compared to the third quarter of fiscal 2004, primarily attributable to a $1.6 million increase in product sales in international markets partially offset by a $291,000 decrease in the United States. The increase in sales in international markets was primarily attributable to an increase in the number of bone densitometry systems sold. The decrease in sales in the United States was primarily attributable to a decrease in the number of our lower priced bone densitometry systems sold. For the current nine month period, osteoporosis assessment product sales increased 9% compared to the corresponding period in the prior year, primarily attributable to an increase in the total number of our lower-priced Explorer bone densitometry systems sold internationally.

Digital detector product sales increased 42% in the current quarter compared to the corresponding period in the prior year, primarily due to an increase in the number of digital mammography detectors sold in Europe. Sales of our digital mammography detectors in the current quarter increased by $1.8 million in Europe compared to the third quarter of fiscal 2004. Sales of our digital detectors in the current nine month period increased 97% compared to the corresponding period in fiscal 2004 primarily attributable to a $3.7 million increase in Europe, a $2.9 million increase in the United States, and an $874,000 increase in Asia compared to the first nine months of fiscal 2004. The increase in the United States and Asia primarily reflects the increase in the number of digital detectors sold for general radiography systems, while the increase for Europe primarily reflects the higher number of digital detectors sold for the mammography systems of our OEM partner. We believe that our increase in digital detector sales reflects the growing acceptance of digital radiography and our technology, as well as our decision to phase out our digital general radiography systems. We continue to supply our digital detectors to other original equipment manufacturers.

Other product sales decreased 16% in the current quarter compared to the corresponding period in the prior year. This decrease was primarily attributable to a $1.3 million decrease in worldwide digital general radiography product sales partially offset by an increase of $754,000 in our worldwide mini C-arm product sales. In the current nine month period, other product sales decreased 33% compared to the corresponding period in the prior year. This decrease was primarily attributable to a $4.4 million decrease in worldwide digital general radiography product sales and a $762,000 decrease in our worldwide mini C-arm product sales. The decrease in general radiography product sales reflects our decision to phase out our digital general radiography systems. As a result of this decision, we expect our product sales for our digital general radiography systems to be negligible going forward. In the current three and nine month periods, sales of digital general radiography systems accounted for $179,000 and $2.3 million of other product revenues, respectively. The increase in mini C-arm product sales in the current quarter was primarily attributable to an increase in the number of systems sold in the United States, offset in part, by a decrease in the average selling price for those systems. The decrease in sales of our mini C-arm products for the current nine month period was primarily due to a reduction in the number of systems sold as a result of increased competition and, to a lesser extent, lower prices attributable to competitive pricing pressure in the United States.

In the first nine months of fiscal 2005, approximately 64% of product sales were generated in the United States, 20% in Europe, 12% in Asia, and 4% in other international markets. In the first nine months of fiscal 2004, approximately 61% of product sales were generated in the United States, 20% in Europe, 11% in Asia, and 8% in other international markets. We believe the shift in sales to the United States market is primarily due to an increase in demand for our Selenia digital mammography system. The decrease in sales in other international markets during the current nine month period was primarily attributable to the fulfillment of a large order for our Selenia digital mammography systems in Mexico in the first nine months of fiscal 2004.

Service and Other Revenue.

	Three Months Ended						Nine Months Ended
	June 25, 2005		June 26, 2004		Change		June 25, 2005		June 26, 2004		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenue	$15,291	21%	$13,006	22%	$2,285	18%	$43,457	21%	$36,925	22%	$6,532	18%

Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 18% in the current quarter and nine month periods compared to the corresponding periods of the prior year. The increases in service and other revenue in the current three and nine month periods were primarily due to increases in service contract revenues and spare part sales in our mammography and osteoporosis assessment segments and, to a lesser extent, an increase in digital detector spare part sales. We believe that these increases reflect the continued growth in our installed base of systems and digital detectors.

Costs of Product Sales.

	Three Months Ended						Nine Months Ended
	June 25, 2005		June 26, 2004		Change		June 25, 2005		June 26, 2004		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales	$29,271	50%	$24,268	53%	$5,003	21%	$85,302	51%	$67,194	53%	$18,108	27%

The cost of product sales decreased as a percentage of product sales to 50% in the current quarter from 53% in the third quarter of fiscal 2004 and to 51% in the current nine month period from 53% in the first nine months of fiscal 2004. Cost of product sales decreased as a percentage of product sales primarily due to increased revenues and improved profitability associated with the shift in mammography product sales to Selenia, our full field digital mammography systems and the increase in revenues for digital detectors resulting in an improved absorption of fixed manufacturing costs. The Selenia systems have significantly higher selling prices, more than offsetting the higher costs of the product, when compared to analog mammography. This improvement was partially offset by a reduction in the average selling prices for digital mammography systems in the United States and Latin America, and for the current nine month period, a significant increase in the number of analog mammography systems sold, especially internationally, which earn a lower gross margin than digital mammography and a shift in sales to lower margin bone densitometry systems, sold both internationally and into the primary care market in the United States.

Costs of Service and Other Revenue.

	Three Months Ended						Nine Months Ended
	June 25, 2005		June 26, 2004		Change		June 25, 2005		June 26, 2004		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$14,692	96%	$12,771	98%	$1,921	15%	$43,093	99%	$35,362	96%	$7,731	22%

Cost of service and other revenue increased in absolute dollars, primarily related to increased warranty costs in our digital detector business and, to a lesser extent, in our digital mammography business, and due to additional personnel and other costs to expand our service capabilities, especially in the United States to support our growing installed base of products. We expect our costs of service and other revenue to remain relatively high as a percentage of service and other revenue, reflecting our need to employ the required personnel for warranty, non-warranty and installation activities to service our growing installed base of products. We also expect an increase in customers entering into service agreements in connection with our transition to digital mammography and direct service coverage.

Operating Expenses.

	Three Months Ended						Nine Months Ended
	June 25, 2005		June 26, 2004		Change		June 25, 2005		June 26, 2004		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and Development	$5,100	7%	$4,143	7%	$957	23%	$14,292	7%	$12,296	7%	$1,996	16%
Selling and Marketing	$8,748	12%	$7,554	13%	$1,194	16%	$25,294	12%	$24,435	15%	$859	4%
General and Administrative	$6,791	9%	$7,062	12%	$(271)	(4)%	$20,263	10%	$18,135	11%	$2,128	12%

	$20,639	28%	$18,759	32%	$1,880	10%	$59,849	29%	$54,866	33%	$4,983	9%

Research and Development Expenses. Research and development expenses increased 23% and 16%, respectively, in the current three and nine month periods as compared to the corresponding periods in the prior year primarily due to an increase in mammography related expenses including our tomosynthesis development project and, to a lesser extent, an increase in mini C-arm related expenses. These increases were partially offset by a decrease in research and development spending and personnel costs primarily related to our phase-out of the digital general radiography systems product line. We expect total research and development expenses to continue to increase as we accelerate our development efforts of tomosynthesis technology for mammography in fiscal 2005.

Selling and Marketing Expenses. Selling and marketing expenses increased 16% and 4%, respectively, in the current three and nine month periods as compared to the corresponding periods in the prior year, primarily due to the increased level of revenues. In the current quarter, these increases were primarily due to an increase of approximately $452,000 in distributor commissions due to increased sales through this channel, $280,000 of salaries and benefits from an increase in our direct sales force, and $129,000 of increased commissions to our direct sales force due to the increased product sales in direct territories. In the first nine months of fiscal 2005, these increases were primarily due to an increase of approximately $1.1 million of salaries, benefits and travel expenses from an increase in our direct sales force, $475,000 of increased commissions to our direct sales force due to the increased product sales in direct territories and $422,000 of additional freight charges due to increased sales to customers in group purchasing organizations. These increases in the current nine month period were partially offset by a $1.1 million decrease of international distributor commissions primarily related to the sale of Selenias in Mexico in the first nine months of fiscal 2004. Sales and marketing expenses have also shifted between the operating segments for the current three and nine month periods by increasing in mammography, and to a lesser extent in osteoporosis assessment, for the current three month period reflecting our increased revenues from those segments, and decreasing for each of our digital detectors and other business segments.

General and Administrative. General and administrative expenses decreased 4% in the current three month period compared to the corresponding period in the prior year and increased 12% in the current nine month period compared to the first nine months of fiscal 2004. In the current quarter, these costs decreased primarily due to the expensing of due diligence costs of $741,000 related to a potential acquisition in the third quarter of fiscal 2004. Prior to the end of that quarter, we decided not to pursue that potential acquisition further and accordingly expensed all related acquisition costs. Partially offsetting this decrease was an increase of $300,000 in compensation and related benefits due to increased headcount, and an increase of $194,000 in accounting and legal expenses for general purposes as well as increased time spent assessing, documenting and testing our internal controls. In the first nine months of fiscal 2005, the increase in general and administrative expenses is primarily due to an increase of $1.7 million in compensation and related benefits and, an increase of $636,000 in accounting and legal expenses partially offset by a decrease in due diligence costs of approximately $489,000.

Interest Income.

	Three Months Ended				Nine Months Ended
	June 25, 2005	June 26, 2004	Change		June 25, 2005	June 26, 2004	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$640	$125	$515	412%	$1,362	$349	$1,013	290%

Interest income increased 412% and 290%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a higher investment balance and an increase in the interest rate earned in the first three and nine month periods of fiscal 2005 compared to last year.

Interest Expense / Other Income (Expense).

	Three Months Ended				Nine Months Ended
	June 25, 2005	June 26, 2004	Change		June 25, 2005	June 26, 2004	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense / Other Income (Expense)	$67	$(54)	$121	224%	$(4)	$(412)	$408	99%

In the current quarter, interest expense/other income (expense) primarily consisted of foreign currency transaction gains of $145,000 partially offset by interest costs on the Wells Fargo Foothill, Inc. note payable of $74,000. For the first nine months of fiscal 2005, this expense included interest costs on the Wells Fargo Foothill note payable of $265,000 offset by foreign currency transaction gains of $261,000. In the third quarter of fiscal 2004, interest and other expense primarily consisted of interest costs on the Wells Fargo Foothill, Inc. note payable. In the first nine months of fiscal 2004, these costs were primarily due to foreign currency transaction losses and interest costs on the Wells Fargo Foothill note payable. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision for Income Taxes.

	Three Months Ended				Nine Months Ended
	June 25, 2005	June 26, 2004	Change		June 25, 2005	June 26, 2004	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$2,000	$173	$1,827	1,056%	$3,800	$317	$3,483	1,099%

During the third quarter of fiscal 2005 we increased our effective tax rate for the year to 17% based upon our improved performance. As a result, our effective tax rate for the current quarter was 20% in order to achieve the 17% effective rate through the first nine months of the current year. In fiscal 2004, we provided for nominal federal, state and foreign taxes and certain minimum taxes where net operating losses could not be used. Our expected effective income tax rate is lower than the combined federal, state and foreign statutory income tax rates due primarily to utilization of previously unrecognized net operating losses.

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

Mammography.

	Three Months Ended						Nine Months Ended
	June 25, 2005		June 26, 2004		Change		June 25, 2005		June 26, 2004		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$42,347	100%	$30,611	100%	$11,736	38%	$118,032	100%	$80,960	100%	$37,072	46%

Operating Income	$6,395	15%	$3,001	10%	$3,394	113%	$14,005	12%	$5,425	7%	$8,580	158%

Mammography revenues increased primarily due to the increase in product sales of $10.2 million and $32.5 million, respectively, in the current three and nine month periods compared to the prior year as discussed above and an increase in service revenues of $1.5 million and $4.6 million, respectively, in the current three and nine month periods. The increase in mammography service revenues of 28% and 31%, respectively, in the current three and nine month periods is primarily related to the increased number of installed systems reaching warranty expiration. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin rates in this business segment were 42% and 40%, respectively, in the current three and nine month periods compared to 40% and 41%, respectively, in the corresponding periods of the prior year. In the current three and nine month periods our gross margins improved from the shift in product revenues to our more profitable Selenia systems from our analog mammography systems. This improvement in the gross margin percentage was offset by a reduction in the average selling prices for the base digital mammography systems without the CAD option, and in the current nine month period, a significant increase in the sales of lower end analog mammography systems sold internationally at lower margin rates than in the United States and compared to the digital mammography product line, and an increase in service related costs. In general, we expect improved gross margins in fiscal 2005 from the shift in product revenues to our more profitable Selenia full field digital mammography systems from our analog mammography systems.

Osteoporosis Assessment.

	Three Months Ended						Nine Months Ended
	June 25, 2005		June 26, 2004		Change		June 25, 2005		June 26, 2004		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$19,183	100%	$17,614	100%	$1,569	9%	$55,317	100%	$50,720	100%	$4,597	9%

Operating Income	$3,116	16%	$1,961	11%	$1,155	59%	$7,547	14%	$5,438	11%	$2,109	39%

Osteoporosis assessment revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the $1.3 million increase in product sales discussed above and a $267,000 increase in service revenues related to the increased number of systems in our installed base. In the current nine month period, these revenues increased, as compared to the corresponding period in the prior year, primarily due to the $3.5 million increase in product sales discussed above and a $1.1 million increase in service revenues related to the increased number of systems in our installed base. Operating income for osteoporosis assessment increased primarily due to the increases in total revenues, and for the nine month period, a reduction in operating expenses. Our gross margin in this business segment was 45% and 43%, respectively, in the current three and nine month periods compared to 43% and 44%, respectively, in the corresponding periods of the prior year. The increase in this business segment’s gross margin for the current three months is primarily due to a shift in the number of bone densitometry systems sold through our direct sales force in the United States and fewer systems sold through our domestic distributors. We earn higher gross margins on sales through our direct sales force than through distributors. The decrease in osteoporosis assessment gross margins in the current nine month period was primarily attributable to an increase in sales of our lower priced Explorer bone densitometer system primarily in Europe.

Digital Detectors.

	Three Months Ended						Nine Months Ended
	June 25, 2005		June 26, 2004		Change		June 25, 2005		June 26, 2004		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$6,699	100%	$4,683	100%	$2,016	43%	$17,736	100%	$9,384	100%	$8,352	89%

Operating Loss	$(1,357)	(20)%	$(1,073)	(23)%	$(284)	26%	$(3,525)	(20)%	$(3,967)	(42)%	$442	(11)%

Digital detector revenues increased primarily due to the increased number of digital detectors sold as discussed above and a $348,000 and $875,000 increase in service and other revenues for the current three and nine month periods, respectively. The service revenues increase is due to the increase in the number of detectors in the installed base. The increase in the operating loss in this business segment for the current three month period is primarily due to increases in our warranty, research and development and general and administrative expenses, partially offset by the improved gross profit from the increased product sales. The decrease in the digital detector business operating loss for the current nine month period is primarily due to the increased product revenues and the improved gross profit from that increase, which was partially offset by an increase in our warranty expense and, to a lesser extent, an increase in research and development and general and administrative expenses. Our gross margin in this business segment was 17% in the current three and nine month periods, compared to 15% and 13%, respectively, in the corresponding periods of the prior year. The increase in research and development spending was primarily attributable to our tomosynthesis development project.

Other.

	Three Months Ended						Nine Months Ended
	June 25, 2005		June 26, 2004		Change		June 25, 2005		June 26, 2004		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$5,824	100%	$6,317	100%	$(494)	(8)%	$18,381	100%	$23,692	100%	$(5,311)	(22)%

Operating Income (Loss)	$1,297	22%	$(462)	(7)%	$1,759	(381)%	$3,195	17%	$438	2%	$2,757	630%

Revenues for this business segment, which includes the mini C-arm business, the digital general radiography business and the conventional general radiography service business, decreased in the current quarter compared to the comparable period of the prior year primarily due to a $1.3 million decrease in digital general radiography systems sold worldwide, as a result of our phase-out of that business, partially offset by an increase of $754,000 in product sales of our mini C-arm products as discussed above. In the current nine month period, revenues decreased when compared to the comparable period of the prior year primarily due to a $4.4 million decrease in digital general radiography systems sold worldwide, as a result of our phase-out of that business, and a $762,000 decrease in product sales of our mini C-arm products. The improvements in operating income were primarily due to lower operating expenses as a result of our decision to de-emphasize the digital general radiography systems business, which has been substantially phased out, and to reallocate resources and costs in order to focus on the more profitable and faster growing digital mammography systems.

Liquidity and Capital Resources

At June 25, 2005 we had approximately $146.3 million of working capital. At that date our cash and cash equivalents totaled $102.2 million. Our cash and cash equivalents balance increased approximately $33.9 million during the first nine months of fiscal 2005 primarily due to cash provided by operating and financing activities partially offset by the use of cash for purchases of property and equipment.

Our cash provided by operating activities in the first nine months of fiscal 2005 was $33.3 million, which included net income of $18.8 million increased by non-cash charges for depreciation and amortization of an aggregate of $5.6 million. Cash provided by operations due to changes in our current assets and liabilities included an increase in accrued expenses of $6.3 million, an increase in accounts payable of $5.2 million and an increase in deferred revenue of $4.2 million. These providers of cash were partially offset by an increase in accounts receivable of $5.6 million and an increase in inventory of $1.5 million. The increases in accrued expenses and accounts payable were primarily due to the timing of payments. The increase in deferred revenue was primarily due to an increase in the number of deferred service contracts and an increase in customer deposits. The increase in accounts receivable was primarily due to increased revenues in the current quarter. The increase in inventory was to support the increased sales volumes, especially for digital mammography.

In the first nine months of fiscal 2005, we used approximately $12.4 million of cash in investing activities. This use of cash was primarily attributable to purchases of property and equipment, which consisted primarily of manufacturing equipment, demonstration equipment, computer hardware, and a new roof at our Newark, Delaware facility. In addition, in the current quarter, we extended a $5.0 million secured loan in connection with the definitive agreement to acquire the intellectual property related to a certain mammography business. The loan will be credited toward the purchase price if the transaction is completed, but which will otherwise be due and payable to us. The note receivable accrues interest daily at an annual rate equal to the prime rate (6.00% at June 25, 2005) plus 2.00%.

In the first nine months of fiscal 2005, financing activities provided us with $13.1 million of cash. These cash flows included approximately $13.5 million from the exercise of stock options partially offset by repayments, totaling $357,000, of our term loan with Wells Fargo Foothill, Inc.

As of June 25, 2005 we had short term borrowings, including the current portion of our long-term obligations of $472,000 and long term notes payable totaling $118,000. These amounts represent our obligations of our term loan under our credit facility with Wells Fargo Foothill, Inc.

In September 2001 we obtained a secured loan from Wells Fargo Foothill, Inc. This loan agreement provides for a term loan of approximately $2.4 million, which we borrowed at signing, and a revolving line of credit facility. The maximum amount we can borrow under the loan agreement and amendments is $20.0 million. The loan agreement and amendments contain financial and other covenants and the actual amount which we can borrow under the line of credit at any time is based upon a formula tied to the amount of our qualifying accounts receivable. At June 25, 2005, the total amount of availability under this formula was $20.0 million. In July 2003 we amended this loan agreement primarily to simplify financial covenants and to reduce the fees related to this facility. The term loan accrues interest at prime plus 1.0% for five years. The line of credit advances accrue interest at a prime plus 0.25%. The line of credit expires in September 2005. We were in compliance with or had obtained waivers for all covenants and there were no outstanding borrowings under our line of credit as of June 25, 2005.

We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (2.12% at September 25, 2004) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At June 25, 2005 and September 25, 2004, there were no outstanding borrowings under this line.

In September 2002, we completed a sale/leaseback transaction for our headquarters and manufacturing facility located in Bedford, Massachusetts and our Lorad manufacturing facility in Danbury, Connecticut. The transaction resulted in net proceeds to us of $31.4 million. The lease for these facilities, including the associated land, has a term of 20 years, with four five-year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.2 million per year, which is subject to adjustment for increases in the consumer price index. The aggregate total minimum lease payments during the initial 20-year term are $62.9 million. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, we make customary representations and warranties and agree to certain financial covenants and indemnities. In the event we default on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. We were in compliance with all covenants as of June 25, 2005.

The following table summarizes our contractual obligations and commitments as of June 25, 2005:

Payments Due by Period

(in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	$590	$472	$118	$—	$—
Operating Leases	57,227	4,886	7,558	6,385	38,398
Purchase Obligations	3,426	2,580	846	—	—

Total Contractual Obligations	$61,243	$7,938	$8,522	$6,385	$38,398

Except as set forth above, we do not have any other significant capital commitments. We are working on several projects, with an emphasis on digital mammography. Subject to the risk factors set forth in our most recent Annual Report on Form 10-K and the general disclaimers set forth in our Cautionary Statements at the outset of this Report, we believe that we have sufficient funds in order to fund our expected operations over the next twelve months.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a loan and security agreement with Wells Fargo Foothill, Inc. (the Foothill Agreement) and a European line of credit. The Foothill Agreement term loan accrues interest at the prime rate plus 1.0% and the European Line of Credit accrues interest at the Europe Interbank Offered Rate plus 1.50%. At June 25, 2005, we had $590,000 outstanding under the Foothill Agreement and there were no amounts outstanding under the line of credit.

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

As of June 25, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Hologic, Inc.
(Registrant)

August 4, 2005 Date	/s/ John W. Cumming
John W. Cumming
Chairman and Chief Executive Officer

August 4, 2005 Date	/s/ Glenn P. Muir
Glenn P. Muir
Executive Vice President, Finance and Treasurer Principal Financial Officer