Form 10-K
period 2005-09-24
HOLOGIC INC
filed 2005-12-06
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 24, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 25, 2005 was $690,490,063 based on the price of the last reported sale on the Nasdaq National Market System on that date.

As of December 1, 2005 there were 44,378,013 shares of the registrant’s Common Stock, $.01 par value, outstanding. The number of shares outstanding reflects the registrant’s two-for-one stock split effected November 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended September 24, 2005 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•	our goal of expanding our market positions;

•	the development of new competitive technologies and products;

•	regulatory approval and clearances for our products;

•	production schedules for our products;

•	the anticipated development of our markets and the success of our products in these markets;

•	the anticipated performance and benefits of our products;

•	business strategies;

•	dependence on significant suppliers;

•	our ability to maintain effective internal controls;

•	the impact of acquisitions we may complete in the future;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future;

•	compliance with covenants contained in long term leases;

•	anticipated trends relating to our financial condition or results of operations; and

•	our capital resources and the adequacy thereof.

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

PART I

Item 1.	Business.

Overview

We are a leading developer, manufacturer and supplier of diagnostic and medical imaging systems primarily serving the healthcare needs of women. We focus our resources on developing systems and subsystems offering superior image quality and diagnostic accuracy, which has enabled us to capture significant market share and customer loyalty, despite the presence of large competitors. Our core women’s healthcare business units are focused on mammography and bone densitometry. Our Lorad line of mammography systems and our bone densitometry product line are premier brands in their markets. In addition, we develop, manufacture and supply mini C-arm imaging products and DirectRay digital detectors. Our digital detectors are sold primarily to Original Equipment Manufacturers (OEMs), to incorporate into their own equipment. We also sell, distribute and service complementary products that are developed and manufactured by other original equipment manufacturers, such as our Esaote line of extremity MRI imaging systems, our jointly labeled breast imaging ultrasound system with Aloka Company, Ltd., our computer aided detection software for breast cancer detection with R2 Technology and iCAD, and our breast biopsy system with Suros Surgical Systems and J&J Ethicon. Our customers include hospitals, imaging clinics and private practices and many of the leading healthcare organizations in the world. Our customers are also major pharmaceutical companies that utilize our products in conducting clinical trials.

We were founded on and remain committed to the principle of applying superior technology to medical imaging challenges. We achieved our first market and technology position shortly after the first commercial shipment of our initial product targeting bone densitometry in 1987. Our proprietary technology remains a leading bone densitometry assessment tool, offering superior, cost-effective accuracy and reliability. Over the years we have expanded and diversified our business through acquisitions. In 1996 we acquired Fluoroscan Imaging Systems, a market leader for low intensity, real-time mini C-arm x-ray imaging devices that address the trend towards minimally invasive surgery. We have long identified mammography as an attractive growth opportunity where superior imaging technology could significantly improve diagnosis. With this goal in mind, in June 1999, we acquired Direct Radiography Corp., or DRC, from Sterling Diagnostic Imaging and have continued to invest in the development of their direct-to-digital x-ray technology, DirectRay, with an emphasis on mammography applications. In September 2000 we significantly expedited our entry into the mammography market by acquiring certain U.S. assets of Trex Medical Corporation, which included the Lorad product line of mammography and minimally invasive breast biopsy image guidance systems used to detect breast cancer. We estimate that over 13,000 Lorad mammography systems have been sold worldwide. Our products are known within the industry for superior image quality and technological innovation. We successfully integrated our DirectRay technology into the Lorad mammography product line and offer both digital upgrades to our existing installed base and new digital systems to potential customers. Most recently, in September 2005, we acquired the intellectual property relating to the mammography business and products of Fischer Imaging Corporation (“Fischer”), which has significantly expanded our intellectual property relating to the breast mammography and breast biopsy product lines. The purchase price for the intellectual property was $32 million, approximately $26.9 million of which was paid out of existing cash with the remaining amount paid through the cancellation of the principal and interest outstanding under a $5 million secured loan we previously provided to Fischer Imaging on June 22, 2005.

We are continuing to focus on expanding our market position in bone densitometry and mammography, including the growing field of digital mammography. To that end, in October 2002, we received approval from the U.S. Food and Drug Administration, known as the FDA, to commence marketing activities with respect to our Lorad Selenia full field digital mammography system. Following this approval we began to focus on the expansion of our direct sales and service forces in the United States, and late in fiscal 2003 we began to de-emphasize sales of our lower margin digital end-use general radiography systems. We have also entered into license and distribution agreements with several other manufacturers in the United States and China to produce and sell general radiography systems using our DirectRay plates and technology. We are continuing to evaluate new marketing programs to expand market share in our core markets, to assess new distribution channels for our product portfolio and to pursue business relationships and acquisitions that would allow us to further leverage our technology base.

We were incorporated in Massachusetts in October 1985 and reincorporated in Delaware in March 1990. Unless the context otherwise requires, references to us, Hologic or our company refer to Hologic, Inc. and each of its consolidated subsidiaries. We view our operations and manage our business in four principal operating segments: mammography products, osteoporosis assessment products, direct-to-digital DirectRay detectors and all other which includes our mini C-arm imaging products and general radiography products. We have provided financial information concerning these segments in Note 9 of the Notes to our Consolidated Financial Statements included in this report.

Hologic and the Hologic Logo are registered trademarks of Hologic, Inc. Other trademarks, logos and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include: Acclaim, Affinity, Affinity Platinum, Alexia, “At LORAD, Every Month is Breast Cancer Awareness Month,” Auto Film ID, Backtrack, CADfx, “Clarity of Vision,” Contour, Dataport, Delphi, Digispot, Direct Radiography, DirectRay and the DirectRay signal profile logo, Discovery, Dual Hip, EPEX, EPEX ER, EPEX Symphony, Exam Coach, Explorer, Express BMD, Express Exam, Fluoroscan, HiBrite, HTC, Image Pro, Instant Vertebral Assessment, IRIS, IVA, IVA Works, LORAD, “LORAD A Hologic Company,” LORAD DSM, LORAD Elite, M-IV, M-IV Platinum, MultiCare, Omniflex, One Time, OnePage Dx, OnePage Fx, OnePass, Permagrid, Physicians Report Writer, Physicians Viewer, Picturing Life, Premier, Premier Encore, QDR, QDR-1000, QDR-4500, RADEX, Radiological Vertibral Assessment, RVA, Sahara, ScoutMarc, SecurLook, SecurView, SecurView DX, SecurView RT, Selenia, SmartWindow, StereoLoc, SureLock, Tech Tips, UBA, and XRE. In September 2005, we acquired the mammography intellectual property portfolio of Fischer Imaging Corporation, including the following registered trademarks: MammoSound, MammoTest, MammoTest Plus, MammoVision, SenoLase, SenoScan, SenoSound, SenoView, and SenoView Plus.

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

Mammography and Other Breast Cancer Detection Products

Overview

According to the American Cancer Society, breast cancer is the second most common cancer among women, and more than 211,000 new cases of invasive breast cancer were expected to occur among women in the United States during 2005. Breast cancer ranks as the second leading cause of cancer-related deaths among women, causing an estimated 40,000 deaths in 2005. Over a lifetime, one in eight women will develop breast cancer and today there are approximately 2.3 million women living in the U.S. who have been treated for breast cancer. In 2005, about 1,690 cases of breast cancer are expected to occur among men, accounting for less than 1% of all breast cancers, and approximately 460 men will die from breast cancer. As with all other invasive cancers, lowering morbidity and mortality can be directly related to the stage at which the disease is detected. Providing clinicians the tools necessary to assist in early detection of breast cancer represents a principal business of Hologic. Today we hold a leading share in the mammography market, primarily within the high-end segment.

In fiscal 2005, we shipped over 900 mammography products including 239 digital systems, and estimate our installed base of equipment to be over 13,000 systems worldwide.

Market

Leading industry sources estimate that the worldwide mammography imaging equipment market was greater than $300 million in 2004, and anticipate it may grow to over $600 million by 2008. This anticipated market growth is being fueled primarily by the rapidly emerging segment of digital mammography, offset only partially by a decline in more conventional film-based technologies. These sources estimate that the U.S. market for mammography may grow to $400 million by 2008 from its introduction only four years ago. International markets are expected to experience similar growth trends. In addition to speed and convenience, digital technology is expected to provide improved image quality over conventional films particularly in a subset of women falling into the categories of under 50 years old or having dense breast or pre-menopausal and peri-menopausal—ultimately leading to earlier detection. While digital mammography systems are presently several times more expensive than conventional systems, we believe they can provide long-term savings as they eliminate the recurring film and processing costs, reduce the cost of image storage, and have the potential to increase patient throughput.

Products

Our breast cancer detection business offers a broad line of breast imaging products, including the Selenia full field digital mammography system, a series of screen-film mammography systems and a range of breast biopsy image guidance systems. The Selenia system received U.S. FDA marketing approval in October of 2002. Its technology is based on our proprietary, amorphous selenium DirectRay digital detector, which preserves image quality by directly converting x-rays to electronic signals. We believe our Selenia full field direct-to-digital mammography system positions us to expand our share of the mammography market by offering clinicians one of the most advanced tools available for early detection of breast cancer.

Currently our highest-end LORAD screen-film mammography system, the M-IV Platinum, is considered a technology leader in the analog mammography marketplace. The M-IV Platinum incorporates our High Transmission Cellular, (HTC) Grid, recognized by Frost & Sullivan in connection with LORAD’s receipt of the 2001 Frost & Sullivan Technology Innovation Award, as one of the most effective contrast improvements in 20 years of breast imaging. The patented HTC technology reduces x-ray scatter in two dimensions, delivering high quality contrast and resolution without an increase in radiation dose. In March 2002, we began full commercial production of our mid-tier system, the LORAD Affinity, which can also be configured with our HTC technology. The LORAD Affinity is a high-performance screen-film mammography system specifically developed to fill a market need for a cost-effective product, with performance characteristics similar to high-end systems.

We also offer two minimally invasive stereotactic breast biopsy guidance systems, the MultiCare Platinum prone breast biopsy table and the StereoLoc II upright attachment. These systems provide an alternative to open surgical biopsy, which is sometimes performed under general anesthesia in the outpatient department of a hospital, as well as to ultrasound guided biopsies. Minimally invasive biopsies, whether sterotactic or ultrasound guided, are most often performed in a physician’s office or a breast-imaging center on an outpatient basis under local anesthesia and cause far less tissue trauma and patient morbidity as well as being less expensive than open surgical biopsies.

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

The Selenia has a number of other features designed to improve image quality, enhance patient comfort, and streamline patient throughput. For example, the system’s detector size of 24 x 29 cm, the largest in the industry, accommodates almost all breast sizes with a single exposure per view. The system enables complete intra-department connectivity and image management, including bi-directional communication and networking between workstations. In addition, the open architecture of the system’s design provides for full integration with existing enterprise Picture Archiving and Communications Systems (PACS) and Radiology Information Systems (RIS). In April 2004 and September 2004 R2 Technology and iCAD, respectively, received FDA clearance for integration of their CAD (computer aided detection) products with Selenia.

SecurView. In 2005 we focused our product development activities on improving digital workflow in the breast imaging suite. To this end, we released SecurViewDX, a breast imaging softcopy workstation approved for interpretation of digital mammograms from all vendors as well as images from other diagnostic modalities. To complement this product, we also released SecurViewRT, a technologist workstation enabling bi-directional exchange of electronic communications between the reviewer and the technologist. Two new products extending the functionality of our SecurViewDX are in late beta testing; (i) an Advanced Multimodality Package which allows simultaneous display and interpretation of digital mammograms, as well as breast images from other modalities, such as ultrasound and MR (magnetic resonance); and (ii) MR-CADWorks™, a sophisticated software package for advanced display, analysis, and interpretation of breast MR exams.

Screen-Film Mammography Systems

•	LORAD M-IV Series, includes the LORAD M-IV and the M-IV Platinum. The LORAD M-IV has an installed base of over 5,000 units worldwide. Features of the LORAD M-IV include a bi-angular x-ray tube, dual filter capability, auto filter mode, three-cell Automatic Exposure Control (AEC) sensor, fully automatic collimation and isocentric C-arm rotation. Image quality can be further improved through use of the HTC Grid and Fully Automatic Self-adjusting Tilt (FAST) Paddle, which are standard features of the M-IV Platinum and optional components on the M-IV. Other features of the LORAD M-IV Series include integrated auto film identification and optional bar code reader. The LORAD M-IV has also been designed to be upgradeable to our Selenia full field digital mammography system.

•	LORAD Affinity. We began full commercial production of the Affinity in late 2002. The Lorad Affinity is a screen-film mammography system developed to fill a market need for a cost-effective, high performance mammography product. The Affinity can be used with other LORAD innovations to improve mammographic image quality, including our HTC and FAST Paddle technology.

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

In October 2003, we entered into a distribution agreement with Suros Surgical Systems, Inc. to sell their breast biopsy tissue sampling devices directly to our customers and as a component of our biopsy system. In November 2005, we signed an agreement expanding our relationship with Suros, Inc. giving Hologic non-exclusive distribution rights in the Europe, North Africa, and the Middle East for the Suros automated breast biopsy and tissue excision system, the ATEC™. The agreement is for an initial term of two years, with automatic one-year renewal options.

Ultrasound Breast Imaging System

Alexa. In 2005, we modified an existing agreement with Aloka Corporation to provide for non-exclusive distribution rights in the United States for ultrasound products manufactured by Aloka and customized to our specifications. The Alexa system is designed to be used in conjunction with other screening and diagnostic systems to help increase the early detection of breast cancer.

Distribution and Strategic Alliances

Over the last several years we have expanded both the distribution of our products and the outsourcing of strategic products to be distributed through our existing channels. In 2002 we entered into a strategic alliance with Siemens AG whereby Siemens agreed to exclusively purchase from us digital detectors to be used with its full field digital mammography system during the five-year term of the agreement and we licensed display software from an affiliate of Siemens.

In March 2003 we agreed to manufacture, under a private label, a digital mammography system utilizing our patented direct-to-digital amorphous selenium technology for Agfa-Gevaert Group. Under this agreement, Agfa purchased our full field digital mammography acquisition platform and was responsible for all related installation, warranty and support requirements. We began shipping products under this agreement for non-United States customers during 2003. Effective August 30, 2005, Hologic and Agfa agreed to terminate this agreement. In the future, should Agfa require digital mammography systems to satisfy specific customer orders, Hologic, in cooperation with its international dealer organization, may sell a Selenia digital mammography system to fulfill the Agfa customer requirement. In addition, Hologic will continue to supply digital detectors and other parts for service and repair of Agfa’s installed base.

In addition to the third party distribution of our technology and products, in July 2003 we entered into a distribution agreement with R2 Technologies, a leading provider of CAD products to assist in breast cancer detection. Under this agreement, R2, with assistance from Hologic, has customized R2’s CAD system for use with our Selenia system and we received worldwide distribution rights to sell the customized product in combination with our Selenia system. R2 received FDA approval of this digital CAD product in April 2004. R2 has also granted us distribution rights for R2 CAD products that are designed to be used with conventional screen-film mammography systems and can be upgraded to be used with our digital mammography systems. This agreement has a term of five years with two one-year renewal options.

In September 2004 we entered into a distribution agreement with iCAD, Inc., another leading provider of CAD products. With the introduction of iCAD, we now have alternatives to offer our customers with respect to

CAD products. Under the agreement, iCAD and Hologic worked in cooperation to customize iCAD’s Second Look Digital CAD system for use with our Selenia system. The agreement allows Hologic exclusive access to iCAD digital CAD when used with Selenia systems. The initial term of the agreement is four years and can be renewed for annual periods thereafter with the mutual consent of the parties.

In September 2005, we entered into an agreement with Esaote of Genoa, Italy for the exclusive distribution and service in the United States of extremity MRI Imaging systems manufactured by Esaote. Under the agreement, we will use our extensive sales network selling our bone density and mini C-arm systems to orthopedics and rheumatology, to also sell and service Esaote’s line of extremity MRI systems, optimized for these applications. Pursuant to the agreement we have certain minimum inventory purchase obligations for the initial term, which are subject to renegotiation after the first eighteen-month period in the event of any unforeseen changes in the market dynamics. The agreement is for an initial term of three years, with automatic one-year renewal options.

Osteoporosis Assessment Products

Overview

Bone densitometry is the precise measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures, often of the spine and hip. In October 2004 the U.S. Surgeon General published a comprehensive report on Bone Health and Osteoporosis, highlighting the fact that osteoporosis, fractures, and other chronic diseases no longer should be considered an inevitable result of aging. According to the report, an estimated 10 million Americans over age 50 have osteoporosis (the most common bone disease), while another 34 million are estimated to have low bone mass placing them at an increased risk for osteoporosis. Of the ten million Americans estimated to have osteoporosis, eight million are women and two million are men. The report estimated that 1.5 million people suffer an osteoporotic-related fracture every year, an event that often leads to a downward spiral in physical and mental health. According to the National Osteoporosis Foundation, 20 percent of senior citizens who suffer a hip fracture die within one year, and one out of every two women and one out of every four men over 50 will have an osteoporosis-related fracture in their lifetime, with risk of fracture increasing with age.

Due primarily to the aging of the population and the previous lack of focus on bone health, health care experts estimate that the number of hip fractures in the United States could double or even triple by the year 2020. In recognition of the importance of promoting bone health and preventing fractures, President George Bush declared 2002–2011 as the Decade of the Bone and Joint.

A significant boost for our osteoporosis assessment business was the 1995 introduction of the first drug therapies to treat and prevent osteoporosis. Since 1995, at least five other new therapies have been introduced in the U.S., and more have been introduced internationally. We believe that the introduction of new drug therapies, the aging of the population, and an increased focus on women’s health issues and preventive medical practices has created a growing awareness among patients and physicians that osteoporosis is treatable. As a result, more women than ever are seeking assessment for osteoporosis. We believe that the demand for our bone densitometry systems will continue to be driven by an increase in the number of available therapies to treat osteoporosis, the increase in the at-risk population, and broader reimbursement coverage for bone density testing. In fiscal 2005, we shipped more than 1,300 dual-energy x-ray bone densitometry systems worldwide.

We introduced our first product serving the bone densitometry market in 1986, began commercial shipments in 1987, and quickly gained recognition for our superior technology. Our patented dual-energy x-ray technology remains a leading bone densitometry assessment tool, offering superior, cost-effective accuracy and reliability. In 1999, we introduced the Delphi QDR x-ray densitometer, the first system to perform both bone density measurements and Instant Vertebral Assessment, or IVA. Delphi’s technology enables physicians to measure bone density and to visually identify vertebral (spine) fractures in a clinical setting. Spine fractures are typically the first clinical manifestation of osteoporosis, and frequently occur in patients who do not yet have markedly reduced bone density. The ability to conduct these two diagnostic procedures with one system enables doctors to cost-effectively improve fracture risk assessment and to capture greater reimbursement fees. IVA has been widely embraced by the medical community, and we have installed over 3,000 systems worldwide with IVA capabilities. In May 2001, we received the 2001 Frost & Sullivan Technology Innovation Award in the osteoporosis diagnostics market, given for technical superiority within the industry.

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

In addition to sales of new bone densitometry systems, we also offer upgrade opportunities to purchasers of many of our earlier generation systems, in order to incorporate IVA imaging technology, automation, and electronic reporting features. We have sold over 1,300 bone densitometer system upgrades worldwide.

Products

Our osteoporosis assessment products include a family of QDR x-ray bone densitometers and the Sahara Clinical Bone Sonometer (referred to herein as the “Sahara”), a low-cost ultrasound device that assesses the bone density of the heel.

QDR x-ray Bone Densitometers. Since our first commercial shipment of a QDR system in October 1987, we have sold more than 12,000 QDR systems. We believe that advantages of our QDR systems include high precision, low patient radiation exposure equivalent to 1/10th of a conventional chest x-ray, a relatively fast scanning time, low operating cost, and the ability to measure bone density of the most important fracture sites, the spine and hip. Our studies and those of independent investigators have demonstrated that the systems can detect a change in spine bone density with a precision error of less than one percent.

All our QDR systems employ our proprietary Automatic Internal Reference System, which continuously calibrates each patient’s bone density measurement to a known standard. This system virtually eliminates errors that might result from manual calibration and saves operators the time-consuming task of calibrating several times a day. The system automatically compensates for drift in the x-ray system, detectors or other electronic components, which ensures long-term measurement stability.

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

In June of 2005, we introduced the Discovery P, the first system specifically configured for primary care physicians, including the capability of integrating bone density information with the patient’s electronic medical record. In November 2005, we introduced High Definition Instant Vertebral Assessment (IVA-HD), which essentially doubled the resolution of imaging performed on the Discovery system improving diagnostic confidence. We also introduced a lower resolution version of IVA on our Explorer line, making IVA an essential component on all of Hologic’s bone densitometry systems.

Ultrasound. In addition to our QDR x-ray bone densitometers, we have developed and sell a lightweight, portable ultrasound bone analyzer, called Sahara, that assesses the bone density of the heel. Clinical trials of ultrasound systems have indicated a significant association of low ultrasonic bone measurements of the heel and the risk of fracture. Since ultrasound devices do not use x-rays in making their measurements, they do not require x-ray licensed or registered operators. However, because ultrasound bone measurements currently are not as precise as x-ray and other measurements, they are less reliable for monitoring small changes in bone density or for assessing the response to therapies. In addition, they are generally limited to measurements at peripheral skeletal sites, not the spine or hip, which are considered the gold standard for the diagnosis of osteoporosis. We believe that our Sahara ultrasound system represents a relatively low cost, portable, easy-to-use, non-ionizing measurement technique to assist in initial screening for osteoporosis. Since our introduction of the Sahara, over 3,900 Sahara systems have been sold worldwide.

Direct-to-Digital Imaging Products

Overview

We believe that the advantages of digital radiography over conventional screen-film and computed radiography technologies have significant potential in general and in our core mammography systems market in particular.

Digital radiography technologies can be divided into two classes: those that employ direct methods to convert x-ray energy into an electrical charge and those that use indirect methods. Technologies using direct-conversion flat-panel digital detectors, such as our DirectRay flat panel detector, use a semiconductor coating—amorphous selenium (a-Se)—to directly convert x-ray photons into an electrical charge. No intensifying screens or additional processes are required to capture and convert the x-ray energy. Digital radiography technologies using indirect conversion detectors employ a two-step process for x-ray detection. Scintillator coatings, such as cesium iodide or gadolinium oxysulfide, capture x-ray energy and convert it to light. An array of thin-film diodes then converts the light energy to electrical signals. We believe that other digital x-ray imaging technologies that use light compromise image sharpness because light scatter can blur the image.

DirectRay amorphous selenium coated detectors developed and manufactured by our Direct Radiography Corp. subsidiary are particularly well suited for high-quality digital imaging because selenium has high x-ray absorption efficiency, very high intrinsic resolution and low noise. We believe that amorphous selenium technology results in high quality digital images across a wide range of general radiographic applications and is particularly valuable for mammography, which has high-resolution requirements. The wide dynamic range inherent in Hologic DirectRay direct-to-digital detectors allows a radiologist to adjust the image electronically at a workstation to enhance the desired anatomical view and gain more diagnostic information compared to traditional screen-film technology.

Amorphous selenium deposition is a well-developed technology. It has been used for decades in photocopiers, in photocells and exposure meters for photographic use, as well as in solar cells. It is also used as a photographic toner and as an additive in the glass and stainless steel industries.

In digital mammography and radiography, direct-to-digital imaging technology provides the opportunity for more expedient patient exam flow, fewer repeat exams and increased room utilization. Because radiography systems utilizing direct radiography technology capture and convert x-ray images into a digital format within seconds of exposure, the technologist can quickly preview the digitized image for quality assurance prior to completion of a patient’s examination. The digital image can then be transmitted electronically for reviewing on a diagnostic workstation, printing on film, and electronic storage.

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

A significant factor in the medical market’s acceptance of digital technology is the current transition within the healthcare industry from conventional x-ray film archiving to PACS, to store x-ray images electronically. We expect the number the number of hospitals and outpatient care facilities adopting a PACS environment to accelerate over the next several years as imaging centers realize the value and cost savings of a film less infrastructure. While not all facilities in which x-ray units are installed will migrate to digital technology, we believe most large facilities will, particularly those in the U.S. where PACS is an important initiative.

Products

In fiscal 2005 we directly offered DirectRay digital detectors in Hologic designed, manufactured, installed and serviced systems and we offered such systems to Original Equipment Manufacturers (OEMs), to incorporate into their own equipment. In fiscal 2004 we moved away from selling our own general radiography digital x-ray systems in competition with our OEM partners in general digital radiography, and began to shift resources to our core women’s health products mammography and osteoporosis assessment systems while selling our DirectRay digital detectors to OEM for incorporation in their own line of digital radiography systems. In fiscal 2005, our OEMs customers included Analogic Corporation, Eastman Kodak, Del Global, Neusoft and FirstTech for digital radiography systems, and Siemens for digital mammography systems. We expect that sales of Direct Ray digital detectors to OEM’s for general radiography purposes will begin to decline as we shift our focus and resources to our digital mammography products.

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

In September 2005, we introduced the Fluoroscan Insight, a new premium level mini C-arm designed for orthopedic extremity surgery. The Insight utilizes a new higher resolution digital imaging chain, along with the industry’s first flat panel display on a mini C-arm. The flat panel display is positioned on an extendable, swiveled arm that allows the surgeon to physically bring the image far closer to their work in the surgical field further easing the task of fluoroscopic imaging during a surgical procedure. The Insight also utilizes the latest computer advances in multi-language graphical user interfaces ideal for international distribution.

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

Marketing and Sales

In the United States, we sell and service our products through a combination of a direct sales and service force and a network of independent distributors. In early fiscal 2002, we centralized our management of these sales channels for all of our product lines. PSS World Medical, Inc. and its affiliates, our largest distributor network in the United States, accounted for approximately 12% of our product sales for fiscal 2003. In fiscal 2004 and 2005, no customer accounted for more than 10% of our product sales for any business segment.

As of November 19, 2005 our direct sales and service force, consisted of over 54 people in sales, and 137 field service engineers, plus internal technical support and associated administrative functions. Over the past three years we have expanded our direct sales and service efforts for mammography into territories that were previously covered by independent distributors, and we are continuing to consider further expansion of our direct sales and service coverage in the United States.

Our United States marketing efforts also include the use of two national account managers which are focused on obtaining purchasing contracts from large purchasing entities, such as managed care organizations, integrated delivery networks (IDN) and government healthcare facilities. The rise of these large purchasing organizations and IDN’s has significantly altered our focus and the way we are organized. We believe that our success in capturing managed care accounts will have a significant impact on our growth. We believe that we have made excellent progress penetrating these key accounts as evidenced by contracts obtained from Consorta, Broadlane/Kaiser, HealthTrust Purchasing Group, Novation, Premier, U.S. Department of Veterans Affairs and the Defense Supply Center of Philadelphia (DSCP).

We sell our systems in international markets through a network of independent distributors, as well as a direct sales and service force in Belgium. In October 2003, we expanded our sales and service presence in Belgium by acquiring the mammography distribution business, including key service and application personnel, inventory and other related assets, from our independent distributor VH Services NV. We offer our broad range of products in Latin America, including Argentina, Brazil and Chile, and into Pacific Rim countries, including Japan, Australia, The Peoples Republic of China, South Korea, Thailand and Taiwan, by working with local sales representatives and distributors or entering into strategic marketing alliances in those territories. In fiscal 2005, 2004, and 2003 foreign sales accounted for approximately 33%, 39% and 32% of our product sales, respectively. See Note 9 of Notes to Consolidated Financial Statements for geographical information concerning those sales.

In fiscal 2005, we entered into a number of agreements, which have strengthened the sales and distribution channels for our core product lines, including the following:

•	We signed contracts with Novation, a leading supply chain management company in healthcare, to extend our current contracts for sales of our Lorad mammography product line and our bone densitometry systems to Novation’s member institutions for three years to August 2008.

•	We signed two new contracts with HealthTrust Purchasing Group (HPG), L.P., for sales of the entire Lorad mammography line, Hologic bone densitometry products and mini C-arms to HPG members through April of 2008.

•	We extended our Broadlane, Inc. group purchasing contract for the sale of bone densitometry products for three months to December 2005. Hologic, Inc. and Broadlane, Inc. continue to maintain an agreement for Lorad mammography products through August 2006.

•	We extended our current group purchasing agreement with Resource Optimization & Innovation for the sale of our mammography and mini C-arm products for eight months to December 2005.

•	We signed and completed two successful Group Buy Promotions for our Lorad mammography products with Novation, LLC and Consorta, Inc.

•	We received the extension of our contract with the Defense Supply Center of Philadelphia (DSCP), which is the main contracting arm of the Veterans Affairs and Department of Defense Medical facilities.

Competition

The healthcare industry in general, and the market for diagnostic imaging and osteoporosis assessment products in particular, is highly competitive and characterized by continual change and improvement in technology, and multiple technologies that have been or are under development. A number of companies have developed, or are expected to develop products that compete or will compete with our products. Many of these competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to hospitals, radiology clients, group purchasing organizations and other potential customers. In addition, many of our competitors and potential competitors are larger and have greater financial resources than we do and offer a range of products broader than our products. Some of the companies with whom we compete have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. The companies that have significantly greater resources and product breadth than we do include General Electric Medical Systems (GE), Siemens, Philips, Fuji, Kodak and Toshiba. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Moreover, our products could be rendered obsolete by new industry standards or changing technology. We cannot assure that we will be able to compete successfully with existing or new competitors.

Our mammography products and subsystems compete on a worldwide basis with products offered by a number of competitors, including GE, Siemens, Philips, PlanMed, Afga, Kodak, Fuji, IMS Giotto, Sectra and Toshiba. GE received FDA approval to commercialize their own indirect conversion digital mammography systems in January 2000 and currently markets its Senograph 2000 DS and 2000 D systems. We received FDA approval for our full field digital mammography system, Selenia™ in October 2002. Siemens has adopted the Hologic DirectRay direct-to-digital detectors for use in their Novation digital mammography system. In August 2004, Siemens received FDA clearance for their full field digital mammography system with the Hologic detector and commenced sales activities in the U.S. this past year. Agfa and Kodak have both introduced approved mammography workstations and are marketing these in competition with our line of radiologist review stations. Sectra is currently marketing its MicroDose digital mammography system in Europe and may eventually apply for FDA clearance in the U.S. While we offer a broad product line of breast imaging products, we compete most effectively in the high-end segment of the mammography market. We believe that our continued success will depend in part upon our ability to market and sell Selenia, our full field digital mammography system. Although Selenia systems are priced higher than competing technologies, we believe Selenia provides outstanding performance in aiding physicians in the early detection of breast cancer due to its image quality and workflow features and functionality. We believe that our mammography products compete primarily on the basis of image quality, product features, cost and ease of operation, price, reputation, product reliability and quality of service. We believe that growth of the digital mammography market will accelerate as product offerings improve image quality over existing systems. We expect additional participants to enter this digital mammography market over the next several years. Our minimally invasive breast biopsy systems compete with products offered by GE, Siemens, PlanMed, IMS Giotto and with conventional surgical biopsy procedures. Our Alexa ultrasound breast imaging system competes with ultrasound products offered from GE, Philips, Siemens, Toshiba, Hitachi and Sonosite. We believe that competition for our mammography, breast biopsy and ultrasound breast imaging products is based largely on image quality, product features, ease of use, product reliability and reputation as well as price and quality of service.

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

Our direct-to-digital radiography detectors compete with traditional x-ray systems as well as indirect-conversion systems, such as computed radiography systems, which are less expensive than our products. Many of these competitors have established relationships with hospitals and other of our potential customers in our targeted markets. The larger competitors in these markets include GE, Siemens, Fuji, Kodak, Canon, Philips, Agfa, Analogic, SwissRay and Varian.

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

We manufacture our direct radiography detectors at our manufacturing facility in Newark, Delaware. Our manufacture of detectors consists primarily of vapor deposition coatings in clean rooms, microelectronics fabrication, assembly, test, burn-in and quality control. We rely on one or only a limited number of suppliers for key components or subassemblies for our plates. In particular, we have only a limited number of suppliers for our thin-film transistors (TFT) and for our proprietary selenium coatings. The manufacturing of our direct radiography detectors is highly complex requiring precision, assembly and process control. This manufacturing location has recently gone through a transformation into a production facility. Product design changes and process improvements, along with new capital equipment have allowed us to increase our production rates while reducing scrap and improving yields.

Effective September 12, 2005, we entered into a supply agreement with AEG Elektrofotografie GmbH (“AEG”) pursuant to which we agreed to purchase and AEG has agreed to manufacture and supply 75% of the annual requirements of selenium coatings used in the digital X-ray image capture radiographic systems of Direct Radiography Corp., a wholly owned subsidiary of Hologic. Our minimum purchases are subject to reduction if certain pricing and quality measures are not met. The term of the Supply Agreement is through the year 2012, subject to automatic renewal periods and earlier termination pursuant to the terms of the agreement. Failure of AEG to provide us with acceptable quantities of selenium coatings on a timely basis could materially harm our business and results of operations.

Backlog

Our backlog as of November 19, 2005 totaled $128.4 million and as of November 30, 2004 totaled $67.6 million. Backlog consists of customer orders for which a delivery schedule within the next twelve months has been specified. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.

Research and Development

Our research and development efforts are focused on enhancing our existing products and developing new products. Our current emphasis is further development of digital detectors, the engineering and design of new end use systems, and software and hardware improvements for our existing products. This research and development includes continuing engineering and new product development of technologies that benefit our full field digital mammography system, and in particular the development of systems to perform breast tomosynthesis which is a 3-dimensional x-ray imaging technique. In addition to product development, our research and development personnel play an active role in the review of product specifications, clinical protocols and FDA submissions. Our research and product development expenses were approximately $18.6 million in fiscal 2005, $16.7 million in fiscal 2004 and $18.4 million in fiscal 2003.

In fiscal 2005, we entered into a number of research and development agreements, including the following:

•	An Investigator’s Agreement with Massachusetts General Hospital for a 2-year period beginning January 2005 to do research using Hologic’s prototype tomosynthesis equipment.

•	A Collaborative Research Agreement with the University of Sheffield for a 12-month period starting August 2005 to develop an algorithm to measure bone strength.

•	A Collaborative Research Agreement with Johns Hopkins University to develop a 3D modeling capability for the femur using DXA technology.

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

As of November 19, 2005, we owned 50 United States patents relating to our densitometry technology, 41 patents relating to our direct radiography technology, 5 patents relating to our mini C-arm technology and 21 patents relating to our mammography business. Also, we license patents from others on a variety of terms, and own approximately 57 additional U. S. patents relating to other matters. Five patents will expire in 2006, including four relating to bone densitometry and one relating to other x-ray technologies. Two patents will expire in 2007, one relating to bone densitometry and one relating to other x-ray technologies. We do not believe that any of these expirations will have a material effect on our business. Our other patents have expiration dates ranging from 2008 to 2022. In addition, we have applied for an additional 56 U.S. patents on our technologies. We have also obtained or applied for corresponding patents and patent applications for some of our patents in selected foreign countries. During September 2005, we acquired the intellectual property of Fischer Imaging Corporation, a medical imaging firm based in Denver, CO., including 26 U.S. patents and applications, their associated foreign filings, and a variety of licenses and contracts related to Fischer’s mammography and breast biopsy positioning business.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device and related industries. In the early 1990s, we were involved in extensive patent litigation with Lunar Corporation, which has since been acquired by GE. This litigation was settled by agreement dated November 22, 1995. The agreement provided that neither party would engage the other party in patent litigation respecting bone densitometry for a period of ten years, regardless of the infringement claimed and regardless of whether the technology in question currently existed at the time or was developed or acquired by the other party in the future. Neither party was required to disclose to the other any of its technology. During the last fiscal year, we entered into an eight year extension of this agreement through September 26, 2013. Upon expiration of this period on September 26, 2013, there will be no restrictions by either party on the assertion of an infringement claim against the other.

We are engaged in intellectual property litigation as described in Item 3, Legal Proceedings, and may be notified in the future, that we may be infringing intellectual property rights possessed by other third parties. In connection with any such litigation or if any claims are asserted against us or our products, we may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. As a result, any infringement claims by third parties or other claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may harm our business and prospects.

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

The premarket approval procedure involves a more complex and lengthy testing and review process by the FDA than the 510(k) premarket notification procedure and may require several years to obtain. We may need to first obtain an investigational device exemption, known as an IDE, for the product to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will thereafter only grant premarket approval if, after evaluating this clinical data, it finds that the safety and effectiveness of the product has been sufficiently demonstrated. This approval may restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time. We received premarket approval of our Selenia full field digital mammography system in October 2002. This premarket approval permitted us to begin marketing efforts in the United States and launch our commercialization efforts with respect to this product.

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

Employees

As of November 19, 2005, we had 870 full-time employees, including 257 in manufacturing operations, 125 in research and development, 374 in marketing, sales and support services, and 114 in finance and administration. None of our employees are represented by a union.

Item 2.	Properties.

We own and lease the real property identified below. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Owned Real Property

We own a 168,000 square foot research and development, manufacturing and administrative site in Newark, Delaware at which DRC conducts its research and development and plate manufacture. We currently occupy approximately 63,000 square feet of this building, which houses our plate manufacturing facility, including both a class 1 and a class 2 clean room. We lease approximately 105,000 square feet of the facility to Dade Behring under a lease which expires in April 2015.

Leased Real Property

In September 2002, we completed a sale/leaseback transaction for our 200,000 square foot headquarters and manufacturing facility located in Bedford, Massachusetts and our 62,500 square foot LORAD manufacturing facility in Danbury, Connecticut. The lease for these facilities, including the associated land, has a term of 20 years, with four-five year renewal options. We sublease approximately 10,000 square feet of the Bedford facility to a subtenant, CMP Media, under a lease which expires in May 2006. We also sublease approximately 11,000 square feet of the Bedford facility to a subtenant, Genesys Conferencing, under a lease which expires in February 2008.

We lease a 60,000 square feet of office and manufacturing space in Danbury, Connecticut near our Lorad manufacturing facility. This lease expires in December 2012.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

At a special meeting of stockholders held November 15, 2005, our stockholders approved a proposal to amend our Certificate of Incorporation to increase the number of shares of common stock the Company has authority to issue from 30 million to 90 million. The voting results for the proposal, not adjusted for the effect of the stock split, were as follows:

For	Against	Abstained	Broker Non-Votes
17,695,228	963,202	155,213	0

As a result of the amendment, the previously announced two-for-one stock split to be effected as a stock dividend, was paid on November 30, 2005 to stockholders of record on November 16, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer’s Purchases of Equity Securities.

Market Information. Our common stock is traded on the Nasdaq National Market under the symbol “HOLX.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported by the Nasdaq National Market. This stock price information has been adjusted to give effect for the stock split referenced above.

Fiscal Year Ended September 25, 2004	High	Low
First Quarter	$8.81	$6.34
Second Quarter	10.50	8.39
Third Quarter	11.61	9.25
Fourth Quarter	11.89	8.88

Fiscal Year Ended September 24, 2005	High	Low
First Quarter	$14.50	$8.89
Second Quarter	19.42	12.31
Third Quarter	20.36	14.77
Fourth Quarter	27.40	18.34

Number of Holders. As of December 1, 2005, there were approximately 1,497 holders of record of our common stock, including multiple beneficial holders at depositaries, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.

Dividend Policy. We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Recent Sales of Unregistered Securities. We did not sell unregistered securities during fiscal 2005.

Issuer’s Purchases of Equity Securities. We did not repurchase any of our equity securities during the fourth quarter of fiscal 2005.

Item 6.	Selected Financial Data.

In fiscal 2000 we acquired the U.S. assets of Trex Medical. The purchase accounting method under APB No. 16 was used for this transaction. Included in the fiscal 2001 financial data are (i) a $2.5 million reduction in expenses as a result of the settlement of the final purchase price and reassessment of reserves from the Trex Medical acquisition, (ii) the recognition of $2.1 million of other revenue previously deferred and a $500,000 reduction to cost of product sales due to excess warranty reserves related to the settlement of the litigation with Fleet Business Credit, LLC, (iii) restructuring charges of approximately $1.0 million for severance related expenses resulting from reductions in our workforce and (iv) a $500,000 charge from the relocation of the Fluoroscan mini C-arm manufacturing facility from Illinois to Massachusetts. Included in the fiscal 2002 financial data are restructuring costs of approximately $2.1 million related to closing the conventional general radiography manufacturing facility and to our continued efforts to streamline operations. In the fourth quarter of 2003, we adopted Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, as a cumulative effect adjustment for a change in accounting principle. Accordingly, the revenue representing the fair value of services not performed at the time of product shipment such as installation and training are deferred and recognized as performed.

	Fiscal Years Ended
	September 24, 2005	September 25, 2004	September 27, 2003	September 28, 2002	September 29, 2001
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenues:
Product sales	$229,075	$177,936	$156,734	$144,684	$135,067
Service and other revenue	58,609	50,769	47,301	45,508	45,129

	287,684	228,705	204,035	190,192	180,196

Costs and Expenses:
Cost of product sales	116,478	94,762	86,506	84,230	85,712
Cost of service and other revenue	58,181	48,574	43,949	34,146	33,734
Research and development	18,617	16,659	18,381	20,362	23,328
Selling and marketing	34,199	31,761	29,978	28,319	33,858
General and administrative	27,578	24,363	22,196	18,908	20,852
Restructuring and relocation	—	—	—	2,070	1,518

	255,053	216,119	201,010	188,035	199,002

Income (loss) from operations	32,631	12,586	3,025	2,157	(18,806)

Interest income	2,219	540	685	573	1,027
Interest/other expense	(155)	(199)	(445)	(2,980)	(2,902)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	34,695	12,927	3,265	(250)	(20,681)
Provision (benefit) for income taxes	6,439	763	176	(429)	169

Income (loss) before cumulative effect of change in accounting principle	28,256	12,164	3,089	179	(20,850)
Cumulative effect of change in accounting principle	—	—	(207)	—	—

Net income (loss)	$28,256	$12,164	$2,882	$179	$(20,850)

	Fiscal Years Ended
	September 24, 2005	September 25, 2004	September 27, 2003	September 28, 2002	September 29, 2001
	(In thousands, except per share data)

Basic income (loss) per common and common equivalent share (1):
Income (loss) before cumulative effect of change in accounting principle	$0.66	$0.30	$0.08	$0.00	$(0.67)
Cumulative effect of change in accounting principle	—	—	(0.01)	—	—

Net income (loss)	$0.66	$0.30	$0.07	$0.00	$(0.67)

Diluted income (loss) per common and common equivalent share (1):
Income (loss) before cumulative effect of change in accounting principle	$0.63	$0.29	$0.08	$0.00	$(0.67)
Cumulative effect of change in accounting principle	—	—	(0.01)	—	—

Net income (loss)	$0.63	$0.29	$0.07	$0.00	$(0.67)

Weighted average number of common shares outstanding (1):
Basic	42,824	40,516	39,258	36,837	30,949

Diluted	45,126	42,593	40,261	38,383	30,949

Consolidated Balance Sheet Data
Working capital	$167,841	$121,049	$103,862	$98,472	$44,679
Total assets	279,839	211,751	188,603	184,147	194,863
Long-term debt	—	472	1,550	2,268	28,416
Total stockholders’ equity	217,834	166,275	148,927	142,409	111,807

(1)	All share and per share data have been retroactively restated to reflect the 2-for-1 stock split effected on November 30, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the Consolidated Financial Statements included elsewhere in this report and the information described under the caption “Risk Factors” below.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable reserves, inventories, investments, long-lived assets, intangible assets and goodwill, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Provisions for excess or obsolete inventory are primarily based on management’s estimates of forecasted net sales and service usage levels. A significant change in the timing or level of demand for the Company’s products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. The Company records provisions for excess or obsolete inventory as cost of sales.

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

Our accounts receivable reserves were $2.6 million, $2.8 million and $3.5 million in fiscal 2005, 2004 and 2003, respectively. The decrease in the reserves in fiscal 2005 and 2004 were primarily attributable to our write-off of reserves and accounts receivable related to financed sales in Latin America, and for fiscal 2004, a decrease to our bad debt expense.

Revenue Recognition

Revenue. We recognize product revenue upon shipment, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable and collection of the resulting receivable is probable. Generally, our product arrangements are multiple element arrangements, including services such as installation and training. Beginning in the fourth quarter of fiscal 2003, we began accounting for these arrangements in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Based on the terms and conditions of the product arrangements, we have concluded that these services and undelivered products can be accounted for separately from the delivered product element as our delivered product has value to our customers on a stand-alone basis and we have objective and reliable evidence of the fair value of such services and undelivered products based on the consistency of prices charged when these elements are sold separately. Accordingly, service revenue representing the fair value of services not yet performed at the time of product shipment is deferred and recognized as such services are performed. The fair value of the undelivered products is also deferred at the time of product shipment and recognized when these products are delivered. The undelivered elements of service to be performed and products to be delivered are all probable, perfunctory in nature and under our control. The residual revenue under the product arrangement will be recognized as product revenue upon shipment. We adopted EITF 00-21 as a cumulative effective of a change in accounting principle in accordance with Accounting Principles Board (APB) 20, Accounting Changes.

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

Product Warranties. Products sold are generally covered by a warranty for a period of one year. We accrue a warranty reserve at the time of revenue recognition for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased or decreased warranty claim activity or increased or decreased costs associated with servicing those claims, our warranty accrual will increase or decrease, respectively, resulting in decreased or increased gross profit. Our warranty accrual was approximately $6.7 million, $4.5 million and $4.5 million in fiscal 2005, 2004 and 2003, respectively. The increase in the warranty accrual in fiscal 2005 is primarily attributable to an increase in the number of digital mammography systems sold.

Income Taxes

We account for income taxes under Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

The valuation allowance as of September 24, 2005 primarily relates to certain state net operating losses for which we can only realize a benefit through the generation of future taxable income in the specific state and where realization is currently uncertain. In fiscal 2005, we reduced our valuation allowance by $6.2 million as we determined that based on our operating history and projections of future taxable income, it is more likely than not our remaining net deferred tax asset of $4.6 million is fully realizable. The benefit of the release in valuation allowance was realized through reductions to tax expense and increases to additional paid in capital.

The valuation allowance as of September 25, 2004 primarily related to federal and state net operating losses and research and development tax credits generated in fiscal 2003, 2002, 2001 and 2000 for which we could only realize a benefit through the generation of future taxable income and to certain deferred tax assets in foreign jurisdictions, for which realization was uncertain as of September 25, 2004.

We establish tax reserves based on our assessment of exposure associated with permanent tax differences and tax credits. These tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. Based on the annual evaluations of tax positions, we believe we have appropriately filed our tax returns and accrued for possible exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial period might be materially impacted. During the fourth quarter of fiscal 2005, we received notification that the Joint Committee on Taxation had no exceptions with the Internal Revenue Service’s conclusions on several tax returns under examination. Therefore, we released $750,000 of tax reserves related to these returns further reducing our effective tax rate for fiscal 2005.

The American Jobs Creation Act of 2004 (the “Act”) introduced a special one-time dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The President signed the Act into law on October 22, 2004. Even in light of the Act, we did not provide for U.S. income taxes on earnings of our subsidiaries outside of the U.S. Our current intention is to reinvest the total amount of our approximately $1.1 million of unremitted earnings permanently or repatriate the earnings only when tax-effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

Legal Contingencies

We are currently involved in certain legal proceedings. In connection with these legal proceedings, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with Financial Accounting Standards Board (FASB) Statement No. 5, Accounting for Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. We do not believe that these proceedings will have a material adverse effect on our financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

OVERVIEW

We are engaged in the development, manufacture and distribution of proprietary x-ray, digital x-ray and other medical imaging systems. Our businesses are reported as four segments: mammography; osteoporosis assessment; digital detectors; and other.

Our mammography products include a broad product line of breast imaging products, including film-based and digital mammography systems and breast biopsy systems. Our osteoporosis assessment products primarily consist of dual-energy x-ray bone densitometry systems and, to a lesser extent, an ultrasound-based osteoporosis assessment product. Bone densitometry is the precise measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures. Our digital detector products are a digital component for original equipment manufacturers to incorporate into their own equipment. Our other business segment includes our mini C-arm, conventional general radiography service and digital general radiography systems businesses. Our mini C-arm products are low intensity, real-time mini C-arm x-ray systems used primarily for minimally invasive surgery on a patient’s extremities. In January 2002, we closed the manufacturing facility for the conventional general radiography products; however, we continue to service and support most of these product lines. During fiscal 2004, we phased out our digital general radiography systems and have continued to focus on supplying our digital detectors, reported under our digital detector segment, to other original equipment manufacturers.

RECENT DEVELOPMENTS

On September 29, 2005, we completed the acquisition of Fischer Imaging Corporation’s intellectual property relating to its mammography business and products, including the rights to their SenoScan digital mammography and MammoTest stereotactic breast biopsy systems. The purchase price for the intellectual property was $32 million, approximately $26.9 million of which was paid out of existing cash with the remaining amount paid through the cancellation of the principal and interest outstanding under a $5 million secured loan we previously provided to Fischer Imaging on June 22, 2005. As previously reported we expect to incur an up-front charge of approximately $4 million to write off in-process research and development in the first quarter of fiscal 2006, which ends on December 24, 2005. In addition, we expect to incur an annual charge of approximately $2.5 million beginning in fiscal 2006 to amortize certain intangible assets acquired in the transaction.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by items as shown in our consolidated statements of operations.

	Fiscal Years Ended
	September 24, 2005	September 25, 2004	September 27, 2003
Revenues:
Product sales	79.6%	77.8%	76.8%
Service and other revenue	20.4	22.2	23.2

	100.0	100.0	100.0

Cost and expenses:
Cost of product sales	40.5	41.4	42.4
Cost of service and other revenue	20.2	21.2	21.5
Research and development	6.5	7.3	9.0
Selling and marketing	11.9	13.9	14.7
General and administrative	9.6	10.7	10.9

	88.7	94.5	98.5

Income from operations	11.3	5.5	1.5
Interest income	0.8	0.2	0.3
Interest/other expense	(0.1)	(0.1)	(0.2)

Income before income taxes and cumulative effect of accounting change	12.0	5.6	1.6
Provision for income taxes	2.2	0.3	0.1

Income before cumulative effect of accounting change	9.8	5.3	1.5
Cumulative effect of accounting change	—	—	(0.1)

Net income	9.8%	5.3%	1.4%

Fiscal Year Ended September 24, 2005 Compared to Fiscal Year Ended September 25, 2004

Product Sales.

	Years Ended
	September 24, 2005		September 25, 2004		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Mammography	$140,830	49%	$93,536	41%	$47,294	51%
Osteoporosis Assessment	$56,065	20%	$51,376	23%	$4,689	9%
Digital Detectors	$18,639	6%	$12,370	5%	$6,269	51%
Other	$13,541	5%	$20,654	9%	($7,113)	(34%)

	$229,075	80%	$177,936	78%	$51,139	29%

In fiscal 2005 our product sales increased 29% compared to fiscal 2004 primarily due to an increase in revenues from our mammography products, and to a lesser extent, an increase in digital detector and osteoporosis assessment sales. Partially offsetting these increases was a decrease in our other segment product sales, primarily attributable to our continued phase-out of our general radiography systems business. We have discontinued taking orders for these systems but continue to service the installed base.

Mammography product sales increased 51% in fiscal 2005 compared to fiscal 2004 primarily due to a $33.5 million increase in digital mammography system sales, a $9.8 million increase in Multicare stereotactic table sales and a $3.6 million increase in analog mammography systems sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems sold in the United States and by the inclusion of the CAD (Computer Aided Detection) software option on almost all of the units sold in the United States during the current year offset in part, by a slight decrease in the number of Selenia systems sold in Europe and a slight decrease in the average selling price for Selenia systems in fiscal 2005 as compared to fiscal 2004. In fiscal 2005, we sold 239 digital mammography systems compared to 143 systems in fiscal 2004. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The increase in sales of our analog mammography systems was primarily attributable to an increase in the number of systems sold internationally and for our Multicare stereotactic tables was primarily attributable to an increase in the number of systems sold worldwide in the current fiscal year compared to fiscal 2004.

Osteoporosis assessment product sales increased 9% in fiscal 2005 compared to fiscal 2004. This increase was primarily due to an increase in the number of systems and upgrades sold in the United States and an increase in the number of our lower-priced Explorer bone densitometry systems sold internationally, that was offset in part by a slight decrease in the average selling prices.

Digital detector product sales increased 51% in fiscal 2005 compared to fiscal 2004. The increase was primarily due to a $3.9 million increase in Europe, a $1.6 million increase in the United States, and an $800,000 increase in Asia compared to fiscal 2004. The increase in the United States and Asia primarily reflects the increase in the number of digital detectors sold for general radiography systems, while the increase for Europe primarily reflects the higher number of digital detectors sold for the mammography systems of our OEM partner. We continue to supply our digital detectors to other original equipment manufacturers. In fiscal 2006 we plan to focus more heavily on our digital detectors for mammography and expect that sales of our digital detectors for general radiography may begin to decline reflecting our primary focus on mammography markets. In the current fiscal year, sales of digital detectors for general radiography accounted for $10.4 million of digital detector product sales and sales of digital detectors for mammography accounted for $8.2 million of digital detector product sales.

Other product sales decreased 34% in fiscal 2005 compared to fiscal 2004. This decrease was primarily attributable to a $5.9 million decrease in worldwide digital general radiography product sales and a $1.1 million decrease in our worldwide mini C-arm product sales. The decrease in general radiography product sales reflect our decision to phase out our digital general radiography systems. As a result of this decision, we expect our product sales for our digital general radiography systems to be negligible going forward. In the current fiscal year, sales of digital general radiography systems accounted for $2.3 million of other product revenues. The decrease in sales of our mini C-arm products for the current fiscal year was primarily due to a reduction in the number of systems sold in the United States and in Europe as a result of increased competition as well as the deferral of purchases in anticipation of our pending release of Insight, our new mini C-arm system.

In fiscal 2005, approximately 67% of product sales were generated in the United States, 19% in Europe, 10% in Asia, and 4% in other international markets. In fiscal 2004, approximately 61% of product sales were generated in the United States, 21% in Europe, 11% in Asia, and 7% in other international markets. We believe the shift in sales dollars to the United States market is primarily due to an increase in demand for our Selenia digital mammography system as digital mammography is becoming more widely accepted in the United States. The decrease in sales in other international markets in fiscal 2005 was primarily attributable to the fulfillment of a large order for our Selenia digital mammography systems in Mexico in fiscal 2004.

Service and Other Revenue.

	Years Ended
	September 24, 2005		September 25, 2004		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenue	$58,609	20%	$50,769	22%	$7,840	15%

Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 15% in fiscal 2005 compared to fiscal 2004. This increase was primarily due to increases in the number of service contracts sold, training revenues and spare parts in our mammography segment and, to a lesser extent, in our osteoporosis assessment and digital detector segments. We believe that these increases reflect the continued growth in our installed base of systems and digital detectors.

Cost of Product Sales.

	Years Ended
	September 24, 2005		September 25, 2004		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales	$116,478	51%	$94,762	53%	$21,716	23%

Cost of product sales decreased as a percentage of product sales to 51% in fiscal 2005 from 53% in fiscal 2004. These costs decreased as a percentage of product sales primarily due to increased revenues and improved profitability associated with the shift in mammography product sales to Selenia, our full field digital mammography systems, and the increase in revenues for digital detectors resulting in an improved absorption of fixed manufacturing costs. The Selenia systems have significantly higher selling prices, more than offsetting the higher costs of the product, when compared to analog mammography. This improvement was partially offset by a slight reduction in the average selling prices for digital mammography systems worldwide, a significant increase in the number of analog mammography systems sold internationally, which earn a lower gross margin than digital mammography, and a shift in sales to lower margin bone densitometry systems, sold both internationally and into the primary care market in the United States.

Cost of Service and Other Revenue.

	Years Ended
	September 24, 2005		September 25, 2004		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$58,181	99%	$48,574	96%	$9,607	20%

Cost of service and other revenue increased as a percentage of service and other revenue to 99% in fiscal 2005 from 96% in fiscal 2004. These costs increased as a percentage of service and other revenue primarily due to increased warranty costs of $5.4 million and $2.3 million in our digital detector and mammography businesses, respectively, and due to additional personnel and other costs to expand our service capabilities, especially in the United States, to support our growing installed base of products. We expect our costs of service and other revenue to remain relatively high as a percentage of service and other revenue, reflecting our need to employ the required personnel for warranty, non-warranty and installation activities to service our growing installed base of products. We also expect an increase in customers entering into service agreements in connection with our transition to digital mammography and direct service coverage.

Operating Expenses.

	Years Ended
	September 24, 2005		September 25, 2004		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and Development	$18,617	6%	$16,659	7%	$1,958	12%
Selling and Marketing	$34,199	12%	$31,761	14%	$2,438	8%
General and Administrative	$27,578	10%	$24,363	11%	$3,215	13%

	$80,394	28%	$72,783	32%	$7,611	10%

Research and Development Expenses. Research and development expenses increased 12% in fiscal 2005 compared to fiscal 2004. The increase was primarily due to an increase in mammography related expenses of $1.1 million and in digital detectors of $776,000 primarily related to our tomosynthesis development project and, to a lesser extent, an increase in mini C-arm related expenses of $825,000. These increases were primarily due to increased headcount and compensation related expenses that were partially offset by a decrease in research and development spending and personnel costs of $834,000 primarily related to our phase-out of the digital general radiography systems product line. We expect total research and development expenses to continue to increase as we accelerate our development efforts in tomosynthesis technology for mammography in fiscal 2006.

Selling and Marketing Expenses. Selling and marketing expenses increased 8% in fiscal 2005 compared to fiscal 2004. The increase was primarily due to an increase of approximately $1.8 million of salaries, benefits and travel expenses from an increase in our direct sales force, $1.1 million of increased commissions to our direct sales force due to the increased product sales in direct territories and $557,000 of additional freight charges due to increased sales to customers in group purchasing organizations. These increases were partially offset by a $921,000 decrease of international distributor commissions primarily related to the sale of Selenias in Mexico in fiscal 2004. Sales and marketing expenses have also shifted between the operating segments for the current fiscal year by increasing in mammography reflecting our increased revenues from that segment, and decreasing for each of our osteoporosis assessment, digital detectors and other business segments.

General and Administrative Expenses. General and administrative expenses increased 13% in fiscal 2005 compared to fiscal 2004. The increase was primarily due to an increase of $1.5 million in compensation and related benefits, an increase of $1.1 million in legal expenses primarily related to the settlement of two disputes and an increase of $645,000 in accounting and tax expenses associated with additional corporate governance required by the Sarbanes-Oxley Act of 2002.

Interest Income.

	Years Ended
	September 24, 2005	September 25, 2004	Change
	Amount	Amount	Amount	%
Interest Income	$2,219	$540	$1,679	311%

Interest income increased in fiscal 2005 compared to fiscal 2004 primarily due to a higher investment balance and an increase in the interest rate earned in the current year compared to last year.

Interest and Other Income (Expense)

	Years Ended
	September 24, 2005	September 25, 2004	Change
	Amount	Amount	Amount	%
Interest and Other Income (Expense)	($155)	($199)	$44	22%

In fiscal 2005, these expenses were primarily comprised of the interest costs on the Wells Fargo Foothill, Inc. note payable of $376,000 partially offset by foreign currency transaction gains of $221,000. In fiscal 2004, these expenses were primarily comprised of interest costs on the Wells Fargo Foothill, Inc. note payable. In September 2005, we paid off the Wells Fargo Foothill, Inc. note payable. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision for Income Taxes.

	Years Ended
	September 24, 2005	September 25, 2004	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$6,439	$763	$5,676	744%

We account for income taxes under SFAS No. 109. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We had recorded a valuation allowance to reduce our deferred tax assets to the amount that was more likely than not to be realized. In fiscal 2005, we considered our recent operating results, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result, we have determined that we are able to realize a portion of our deferred tax assets in excess of the net recorded amount, and therefore, an adjustment of $6.2 million was made to reduce the valuation allowance. The benefit of the release in valuation allowance was realized through reductions to tax expense and increases to additional paid in capital in the current fiscal year. However, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. In addition, during the fourth quarter of 2005 we received notification that the Joint

Committee on Taxation had no exceptions with the Internal Revenue Service’s conclusions on several tax returns under examination. Therefore, we released $750,000 of tax reserves related to these returns further reducing our provision for income taxes in fiscal 2005. We provided for nominal federal, state and foreign income taxes in fiscal 2004 and certain minimum taxes where net-operating losses could not be used.

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

Mammography.

	Years Ended
	September 24, 2005		September 25, 2004		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$167,368	100%	$114,579	100%	$52,789	46%

Operating Income	$23,861	14%	$9,592	8%	$14,269	149%

Mammography revenues increased primarily due to the $47.3 million increase in product sales discussed above and an increase of $5.5 million in service and other revenues primarily related to the increased number of installed systems reaching warranty expiration. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin in this business segment remained constant at 41% in fiscal 2005 and fiscal 2004. In fiscal 2005 our gross margins improved from the increase in product revenues of our more profitable Selenia systems versus our analog mammography systems. This improvement in the gross margin was offset by a reduction in the average selling prices for the base digital mammography systems without the CAD option and a significant increase in the sales of lower end analog mammography systems sold internationally at lower margin rates than in the United States and compared to the digital mammography product line, and an increase in service related costs. In general, we expect improved gross margins in fiscal 2006 from the shift in product revenues to our more profitable Selenia full field digital mammography systems from our analog mammography systems. Partially offsetting the gross margin increase in absolute dollars was increased operating expenses associated with growing the business, including increased headcount and our tomosynthesis technology development efforts.

Osteoporosis Assessment.

	Years Ended
	September 24, 2005		September 25, 2004		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$74,957	100%	$68,483	100%	$6,474	9%

Operating Income	$11,175	15%	$7,500	11%	$3,675	49%

Osteoporosis assessment revenues increased in fiscal 2005 compared to fiscal 2004 primarily due to the $4.7 million increase in product sales discussed above and a $1.8 million increase in service revenues. The increase in service revenues was primarily due to the increased number of systems in our installed base. Operating income for osteoporosis assessment increased primarily due to increased revenues and, to a much lesser extent, a reduction in operating expenses. Our gross margin in this business segment was 44% in fiscal 2005 compared to 43% in fiscal 2004. The increase in osteoporosis assessment gross margins was primarily attributable to the increase in revenues and related improved absorption of manufacturing costs. The reduction in operating expenses of $337,000 was primarily attributable to reduced commissions expense, primarily related to the shift to international sales.

Digital Detectors.

	Years Ended
	September 24, 2005		September 25, 2004		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$21,945	100%	$15,047	100%	$6,898	46%

Operating Loss	($6,401)	(29%)	($4,833)	(32%)	($1,568)	(32%)

Digital detector revenues increased primarily due to the increased number of digital detectors sold as discussed above and a $629,000 increase in service revenues. The service revenues increase is due to the increase in the number of detectors in the installed base. The increase in the digital detector business operating loss is primarily due to increases in our warranty expenses, and, to a lesser extent, increases in research and development and general and administrative expenses partially offset by the improved gross profit from the increased revenues. Our gross margin in this business segment decreased to 10% in fiscal 2005 compared to 15% in fiscal 2004. The decrease in gross margin was primarily due to increased warranty expenses. The increase in research and development spending was primarily related to our tomosynthesis development project.

Other.

	Years Ended
	September 24, 2005		September 25, 2004		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$23,414	100%	$30,596	100%	($7,182)	(23%)

Operating Income	$3,996	17%	$327	1%	$3,669	1,122%

Revenues for this business segment, which includes the mini C-arm business, the digital general radiography business and the conventional general radiography service business, decreased primarily due to a $5.9 million decrease in digital general radiography systems sold worldwide, as a result of our phase out of that business, and a $1.1 million decrease in product sales of our mini C-arm products as discussed above. The improvements in operating income were primarily due to lower operating expenses as a result of our decision to de-emphasize the digital general radiography systems business, which has been substantially phased out, and to reallocate resources and costs in order to focus on the more profitable and faster growing digital mammography systems.

Fiscal Year Ended September 25, 2004 Compared to Fiscal Year Ended September 27, 2003

Product Sales.

	Years Ended
	September 25, 2004		September 27, 2003		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Mammography	$93,536	41%	$68,739	34%	$24,797	36%
Osteoporosis Assessment	$51,376	23%	$51,900	26%	($524)	(1%)
Digital Detectors	$12,370	5%	$6,843	3%	$5,527	81%
Other	$20,654	9%	$29,252	14%	($8,598)	(29%)

	$177,936	78%	$156,734	77%	$21,202	14%

In fiscal 2004 our product sales increased 14% compared to fiscal 2003 primarily due to the continued growth in the number of our Selenia full field digital mammography systems sold and to a lesser extent, our increase in digital detector sales. Partially offsetting these increases was the decrease in sales attributable to our continued phasing out of our general radiography systems business, which is included in our other segment. We continue to service the installed base of such equipment.

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

Digital detector product sales increased 81% in fiscal 2004 compared to fiscal 2003. This increase was primarily due to an increase in the number of digital detectors sold in the United States and Europe, partially offset by a decrease in the number of detectors sold in Asia. Product sales of digital detectors in fiscal 2004 increased $3.8 million in the United States, $3.2 million in Europe and decreased $1.4 million in Asia compared to fiscal 2003. The increase in the United States primarily reflects the increase in the number of digital detectors sold for general radiography systems, while the increase for Europe primarily reflects the increase in the number of digital detectors sold for mammography systems. The decrease in Asia is primarily due to a reduction in the number of digital general radiography detectors sold.

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

In fiscal 2004, approximately 61% of product sales were generated in the United States, 21% in Europe, 11% in Asia, 6% in Latin America and 1% in other international markets. In fiscal 2003, approximately 68% of product sales were generated in the United States, 17% in Europe, 13% in Asia, 1% in Latin America and 1% in other international markets. We believe the shift in sales to Europe and other international markets was primarily due to the timing of an increase in demand from those territories. The increase in sales in Latin America during fiscal 2004 was primarily attributable to a large sale of our Selenia digital mammography systems in Mexico in the first six months of fiscal 2004. In the second half of fiscal 2004 our product sales to Latin America constituted approximately 2% of our total product sales.

Service and Other Revenue.

	Years Ended
	September 25, 2004		September 27, 2003		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenue	$50,769	22%	$47,301	23%	$3,468	7%

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

Cost of Product Sales.

	Years Ended
	September 25, 2004		September 27, 2003		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales	$94,762	53%	$86,506	55%	$8,256	10%

The cost of product sales decreased as a percentage of product sales to 53% in fiscal 2004 from 55% in fiscal 2003. Cost of product sales decreased as a percentage of product sales primarily due to increased revenues and improved gross margins recognized on the shift in mammography product sales to Selenia. These systems have significantly higher selling prices, more than offsetting the higher costs of the product, when compared to analog mammography. This improvement was partially offset by reduced margins associated with the decrease in our product sales, a shift to international sales where we generally sell at lower prices through distributors and a shift to lower priced systems sold into the United States primary care market in our osteoporosis assessment segment and the decrease in mini C-arm systems sales.

Cost of Service and Other Revenue.

	Years Ended
	September 25, 2004		September 27, 2003		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$48,574	96%	$43,949	93%	$4,625	11%

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

Operating Expenses.

	Years Ended
	September 25, 2004		September 27, 2003		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and Development	$16,659	7%	$18,381	9%	($1,722)	(9%)
Selling and Marketing	$31,761	14%	$29,978	15%	$1,783	6%
General and Administrative	$24,363	11%	$22,196	11%	$2,167	10%

	$72,783	32%	$70,555	35%	$2,228	3%

Research and Development Expenses. Research and development expenses decreased in fiscal 2004 compared to fiscal 2003 primarily due to a decrease in research and development spending and personnel costs of $2.4 million primarily related to our phase-out of the digital general radiography systems product line announced in the fourth quarter of fiscal 2003. These decreases were offset in part from an increase in mammography related research and development expenses of $1.3 million, including our tomosynthesis development project.

Selling and Marketing Expenses. Selling and marketing expenses increased 6% in fiscal 2004 compared to fiscal 2003. These expenses decreased as a percentage of revenue to 13.9% in fiscal 2004 from 14.7% in fiscal 2003. The increase in fiscal 2004 was primarily due to an increase of approximately $778,000 of international distributor commissions primarily related to the sale of Selenias in Mexico in the first six months of fiscal 2004, $601,000 of increased commissions to our direct sales force due to the increased product sales in direct territories and $388,000 of tradeshow expenses related to the promotion of our new, Selenia system. Sales and marketing expenses have also shifted between the operating segments for fiscal 2004 as compared to fiscal 2003 by increasing in mammography, reflecting our increased revenues from that segment, and decreasing for our digital general radiography systems which are being phased-out.

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

Interest Income.

	Years Ended
	September 25, 2004	September 27, 2003	Change
	Amount	Amount	Amount	%
Interest Income	$540	$685	($145)	(21%)

Interest income decreased in fiscal 2004 compared to the prior year primarily due to a decrease in the interest rate earned in fiscal 2004 compared to fiscal 2003, partially offset by higher investment balances.

Interest and Other Income (Expense).

	Years Ended
	September 25, 2004	September 27, 2003	Change
	Amount	Amount	Amount	%
Interest and Other Income (Expense)	$(199)	$(445)	$246	55%

Interest and other income (expense) primarily consist of interest costs on the Wells Fargo Foothill, Inc. note payable. The decrease in these expenses was primarily due to the amendment made to the Wells Fargo Foothill, Inc. note payable in the third quarter of fiscal 2003 that significantly reduced the costs related to this facility. Other expense also includes foreign currency transaction gains and losses and interest costs on a bank line of credit used by our European subsidiaries to borrow funds in their local currencies to pay for intercompany sales, thereby reducing the foreign currency exposure in these transactions. In fiscal 2004 and 2003 we did not recognize any significant foreign exchange gains or losses or incur any interest charges under our foreign currency line of credit. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision for Income Taxes.

	Years Ended
	September 25, 2004	September 27, 2003	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$763	$176	$587	334%

We account for income taxes under SFAS No. 109. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have provided for nominal federal, state and foreign income taxes in fiscal 2004 and 2003 and certain minimum taxes where net-operating losses cannot be used.

Cumulative Effect of Change in Accounting Principle.

	Years Ended
	September 25, 2004	September 27, 2003	Change
	Amount	Amount	Amount	%
Cumulative Effect of Change in Accounting Principle	$0	($207)	$207	(100%)

During the fourth quarter of fiscal 2003, we adopted EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, as a cumulative effect of a change in accounting principle in accordance with APB 20, Accounting Changes, in fiscal 2003. In connection with the adoption of EITF 00-21, we recorded a cumulative effect adjustment of $207,000 in the first quarter of fiscal 2003.

Liquidity and Capital Resources

At September 24, 2005 we had approximately $167.8 million of working capital. At that date our cash and cash equivalents totaled $114.0 million. Our cash and cash equivalents balance increased $45.7 million during fiscal 2005 primarily due to cash provided by operating and financing activities partially offset by the use of cash in investing activities.

Our cash provided by operating activities was $44.4 million, which included net income of $28.3 million for fiscal 2005 increased by non-cash charges for depreciation and amortization of an aggregate of $7.6 million. Cash provided by operations due to changes in our current assets and liabilities included an increase in accrued expenses of $6.0 million, an increase in deferred revenue of $8.1 million, and an increase in accounts payable of $3.6 million. These sources of cash were partially offset by an increase in accounts receivable of $9.3 million and an increase in inventory of $4.4 million. The increase in accrued expenses and accounts payable were primarily due to the timing of payments. The increase in deferred revenue was primarily due to an increase in the number of deferred service contracts and an increase in customer deposits. The increase in accounts receivable was primarily due to the increased revenues during fiscal 2005. The increase in inventory was to support the increased sales volume, especially for digital mammography.

In fiscal 2005, we used approximately $13.5 million of cash in investing activities. This use of cash was primarily attributable to purchases of property and equipment of $7.7 million, which consisted primarily of manufacturing and test equipment, computer hardware and demonstration equipment. In addition, we extended a $5.0 million secured loan in connection with the definitive agreement to acquire the intellectual property related to the mammography business of Fischer Imaging Corporation. On September 29, 2005, we completed the acquisition of the intellectual property relating to Fischer Imaging’s mammography business and the loan was credited toward the purchase price at closing. The note bore interest at an annual rate equal to the prime rate (6.75% at September 24, 2005) plus 2.00%. In the first quarter of fiscal 2006, we used $27.4 million of cash to complete the acquisition of this intellectual property.

In fiscal 2005, financing activities provided us with $14.9 million of cash. These cash flows included approximately $15.9 million from the exercise of stock options partially offset by $947,000 of repayments, of our term loan with Wells Fargo Foothill, Inc.

We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (2.11% at September 24, 2005) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At September 24, 2005, there were no outstanding borrowings under this line.

In September 2001 we obtained a secured loan from Wells Fargo Foothill, Inc. On September 21, 2005, we repaid the loan in full. The loan agreement with Wells Fargo Foothill, Inc., provided for a term loan of approximately $2.4 million, which we borrowed at signing, and a revolving line of credit facility. Following repayment, the loan agreement was terminated in accordance with its terms.

In September 2002, we completed a sale/leaseback transaction for our headquarters and manufacturing facility located in Bedford, Massachusetts and our LORAD manufacturing facility in Danbury, Connecticut. The transaction resulted in net proceeds to us of $31.4 million. The lease for these facilities, including the associated land, has a term of 20 years, with four five-year year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.2 million per year, which is subject to adjustment for increases in the consumer price index. The aggregate total minimum lease payments during the initial 20-year term are $62.9 million. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, we make customary representations and warranties and agree to certain financial covenants and indemnities. In the event we default on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. We were in compliance with all covenants as of September 24, 2005.

In October 2005, we received a request from the Federal Trade Commission, the FTC, that asks us to voluntarily produce certain information and material to the FTC. The FTC’s request, which does not allege any wrongdoing, is part of an FTC non-public investigation to determine whether our recent acquisition of certain assets owned by Fischer Imaging Corporation may be anticompetitive and in violation of Section 7 of the Clayton Act or Section 5 of the Federal Trade Commission Act. We are in the process of responding to the FTC request. Because the investigation is at an early stage, we cannot predict its outcome or its effect, if any, on our business.

The following table summarizes our contractual obligations and commitments as of September 24, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating Leases	$56,040	$4,844	$7,223	$6,365	$37,608
Purchase Obligations (1)	43,792	12,638	27,259	3,895	—

Total Contractual Obligations	$99,832	$17,482	$34,482	$10,260	$37,608

(1)	The purchase obligations primarily relate to an exclusive distribution and service agreement in the United States under which we will sell and service a line of extremity MRI systems. Pursuant to the terms of this contract, we have certain minimum inventory purchase obligations for the initial term and are subject to renegotiation after the first eighteen month period in the event of any unforeseen changes in the market dynamics.

Except as set forth above, we do not have any other significant capital commitments. We are working on several projects, with an emphasis on digital mammography. In addition, we expect to continue to review and evaluate potential acquisitions of businesses, products or technologies, and strategic alliances that we believe will complement our current or future business. Subject to the risk factors set forth below and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Report, we believe that we have sufficient funds in order to fund our expected operations over the next twelve months.

The expected timing of payment and amounts of the obligations discussed above are estimated based on current information.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

Statement 151 must be adopted for fiscal years starting after June 15, 2005. We expect to adopt Statement 151 starting in our fiscal first quarter of 2006, which begins on September 25, 2005. We do not believe the adoption of this statement will have any material impact on our results of operations or financial condition.

On December 16, 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach on Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123R must be adopted for fiscal years starting after June 15, 2005. We expect to adopt Statement 123R starting in our fiscal first quarter of 2006, which begins on September 25, 2005.

As permitted by Statement 123R we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We estimate that the stock-based compensation cost will be approximately $4.0 million in fiscal 2006 as a result of the adoption of Statement 123R.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No.20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

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

Our digital detector business segment incurred net losses of $6.4 million in fiscal 2005, $4.8 million in fiscal 2004 and $5.8 million in fiscal 2003. At the beginning of fiscal 2004 we started to move away from selling our own general digital x-ray systems in competition with our OEM partners in general digital radiography. Notwithstanding this shift in focus, we have continued to experience significant losses in our digital detector business segment and cannot assure that the operating results of this segment will improve.

Our success depends on new product development.

We have a continuing research and development program designed to develop new products and to enhance and improve our products. We are expending significant resources on the development of digital x-ray imaging products, including the development of a digital mammography product to perform breast tomosynthesis, a 3-dimensional imaging technique. The successful development of our products and product enhancements are subject to numerous risks, both known and unknown, including:

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

Our mammography systems compete with products offered by GE, Siemens, PlanMed, Giotto, Toshiba and Agfa. Our minimally invasive breast biopsy systems compete with products offered by GE, Siemens, Philips,

PlanMed, Giotto and with conventional surgical biopsy procedures. Our mini C-arm products compete directly with mini C-arms manufactured and sold by a limited number of companies including GE. We also compete indirectly with manufacturers of conventional C-arm image intensifiers including Philips, Siemens and GE.

The primary competitor for our osteoporosis assessment products is General Electric Medical Systems (GE). Our direct-to-digital imaging products compete with traditional x-ray systems as well as indirect conversion systems, such as computed radiography systems, which are less expensive than our products, and other direct-to-digital systems. The larger competitors in these markets include GE, Siemens, Kodak, Canon, Philips, SwissRay, Fuji and Varian. At the beginning of fiscal 2004, we started to move away from selling our own general digital x-ray systems in competition with our OEM partners in general digital radiography and focus more on expanding our OEM sales for our DirectRay panel.

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

Our business may be harmed by acquisitions we have completed and may complete in the future.

We have acquired related businesses, technologies, product lines, and products and may pursue additional acquisitions in the future. Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of our management’s attention and risks associated with unanticipated problems or latent liabilities. In fiscal 2004, we incurred approximately $740,000 of professional fees, which we expensed, in connection with the analysis and negotiation of a potential acquisition that we decided not to complete. If we are successful in pursuing future acquisitions, we will be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline, and we may be more vulnerable to economic downturns and competitive pressures. We cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions that we complete. Should we acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business.

We may incur significant additional and unforeseen expenses and costs to defend or pursue litigation, investigations or other inquiries in connection with acquisitions that we complete.

We cannot guarantee that we will not become subject to litigation, investigations or inquiries in connection with acquisitions that we complete, which may cause us to incur significant additional and unforeseen costs to defend or pursue litigation or investigations or other inquiries relating to the acquisition. In October 2005, we received a request from the FTC that asks us to voluntarily produce certain information and material to the FTC. The FTC’s request, which does not allege any wrongdoing, is part of an FTC non-public investigation to determine whether our recent acquisition of certain assets owned by Fischer Imaging Corporation may be anticompetitive and in violation of Section 7 of the Clayton Act or Section 5 of the Federal Trade Commission Act. We are in the process of responding to the FTC request. Because the investigation is at an early stage, we cannot predict its outcome or its effect, if any, on our business.

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

Foreign sales accounted for approximately 33% of our product sales in fiscal 2005, 39% of our product sales in fiscal 2004 and 32% of product sales in fiscal 2003. We maintain a sales and service office in Belgium and a support office in France. The expenses and sales of these offices are denominated in local currencies. We anticipate that foreign sales and sales denominated in foreign currencies will continue to account for a significant portion of our total sales. Fluctuations in the value of local currencies have caused, and are likely to continue to cause, amounts translated into U.S. dollars to fluctuate in comparison with previous periods. We have hedged our foreign currency exposure by borrowing funds in local European currencies to pay the expenses of our foreign offices. There is a risk that these hedging activities will not be successful in mitigating our foreign exchange risk exposure.

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

There has been substantial litigation regarding patent and other intellectual property rights in the medical device and related industries. We are and have been engaged, and may be in the future, notified that we may be infringing intellectual property rights possessed by third parties. For example, in March 2005, we were served with a complaint alleging that our HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff is seeking to preliminarily and permanently enjoin us from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorneys fees, and such other and further relief as may be available. We do not believe that we infringe any valid or enforceable patents of the plaintiff and we intend to vigorously defend our interests.

In connection with litigation or claims are asserted against our intellectual property rights, we may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. As a result, any infringement claims by third parties or claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may harm our business and prospects.

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

Recently issued regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

We have historically used stock options and other long-term equity incentives as a fundamental component of our compensation packages. We believe that equity awards directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. The recent changes in the accounting for employee stock options and other share-based payments under Statement 123R requires us to record a charge to earnings for new and unvested employee stock option grants beginning on September 25, 2005. In addition, rules of the Nasdaq National Market that require shareholder approval for stock option plans, and regulations implemented by the New York Stock Exchange that prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. If these new regulations make it more difficult or expensive to grant stock options or other equity awards to employees, we may need to change our equity compensation strategy and we may find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

We are exposed to potential risks and we will continue to incur increased costs as a result of the internal control testing and evaluation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

We assessed the effectiveness of our internal control over financial reporting as of September 24, 2005 and assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute more than an inconsequential deficiency. As a result of this evaluation, no significant deficiencies or material weaknesses were identified. Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for fiscal 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect to continue to incur costs, including increased accounting fees and increased staffing levels, in order to maintain compliance with that section of the Sarbanes-Oxley Act. We continue to monitor controls for any additional weaknesses or deficiencies. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within our company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. In addition, if we continue to expand globally, the challenges involved in implementing appropriate internal controls will increase and will require that we continue to improve our internal controls.

In the future, if we fail to complete the Sarbanes-Oxley 404 evaluation in a timely manner, or if our independent registered public accounting firm cannot attest in a timely manner to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Future acquisitions of companies, some of which may have operations outside the United States, may provide us with challenges in implementing the required processes, procedures and controls in our acquired operations. Acquired companies may not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by securities law in the United States. Although we intend to devote substantial time and incur substantial costs, as necessary, to ensure ongoing compliance, we cannot be certain that we will be successful in complying with Section 404.

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

We may incur significant stock-based compensation charges related to certain stock options and restricted stock in future periods.

The Financial Accounting Standards Board (FASB) issued in December 2004 Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting treatment for employee stock options and other share-based payment transactions. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method and recognized as expenses. The statement and the change in accounting treatment will result in our reporting increased operating expenses beginning for our next fiscal quarter ending December 24, 2005, which would decrease any reported net income or increase any reported net loss, and could adversely affect the market price of our common stock. In fiscal 2006, we expect that the stock-based compensation cost will be approximately $4.0 million as a result of the adoption of Statement 123R.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a loan and security agreement with Wells Fargo Foothill, Inc. (the Foothill Agreement) which was repaid in full and terminated on September 21, 2005, and a European line of credit. The Foothill Agreement term loan accrued interest at the prime rate plus 1.0% and the European Line of Credit accrues interest at the Europe Interbank Offered Rate plus 1.50%. At September 24, 2005, we had no amounts outstanding under the Foothill Agreement or under the European line of credit.

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

Substantially all of our sales outside the United States are conducted in U.S. dollar denominated transactions. We do operate two European subsidiaries, which incur expenses denominated in local currencies (Euro). As such, our operating results and certain assets and liabilities that are denominated in Euros are affected by changes in the relative strength of the United States dollar against the Euro. Our expenses are positively affected when the United States dollar strengthens against the Euro and adversely affected when the United States dollar weakens. However, based on the level of operating expenses, we believe that the foreign currency exchange risk is not significant. During fiscal 2005, 2004 and 2003, we incurred foreign currency exchange gains (losses) of $221,000, $(192,000) and $(134,000) respectively.

Item 8.	Financial Statements and Supplementary Data.

The consolidated Financial Statements and Supplementary Data of Hologic are listed under Part IV, Item 15, in this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As of September 24, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of our internal control over financial reporting as of September 24, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of September 24, 2005, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

Ernst & Young, our independent registered public accounting firm, has issued an audit report on our assessment of our internal control over financial reporting. This report, in which they expressed an unqualified opinion is included below.

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Hologic, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Hologic, Inc. maintained effective internal control over financial reporting as of September 24, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hologic Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hologic, Inc. maintained effective internal control over financial reporting as of September 24, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hologic, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 24, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hologic, Inc. as of September 24, 2005 and September 25, 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended September 24, 2005 of Hologic, Inc. and our report dated December 2, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

December 2, 2005

Changes in Internal Controls over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

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

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as our fiscal year ended September 24, 2005 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by our stockholders, and (ii) were not approved by our stockholders. The number of securities and the exercise price of the outstanding securities have been adjusted to reflect our two-for-one stock split effected on November 30, 2005.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (a)	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights (b)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,841,008	$7.84	1,016,520
Equity compensation plans not approved by security holders (2)	863,604	$6.44	0

Total	4,704,612	$7.58	1,016,520

(1)	Includes the following plans: 1986 Combination Stock Option Plan; Amended and Restated 1990 Non-employee Director Stock Option Plan; 1995 Combination Stock Option Plan; Amended and Restated 1999 Equity Incentive Plan; and 2000 Employee Stock Purchase Plan. Also includes the following plans which we assumed in connection with our acquisition of Fluoroscan Imaging Systems in 1996: FluoroScan Imaging Systems, Inc. 1994 Amended and Restated Stock Incentive Plan and FluoroScan Imaging Systems, Inc. 1995 Stock Incentive Plan. For a description of these plans, please refer to Footnote 5 contained in our consolidated financial statements.

(2)	Includes the following plans: 1997 Employee Equity Incentive Plan and 2000 Acquisition Equity Incentive Plan. A description of each of these plans is as follows:

1997 Employee Equity Incentive Plan. The purposes of the 1997 Employee Equity Incentive Plan (the “1997 Plan”), adopted by the Board of Directors in May 1997, are to attract and retain key employees, consultants and advisors, to provide an incentive for them to assist us in achieving long-range performance goals, and to enable such person to participate in our long-term growth. In general, under the 1997 Plan, all employees, consultants, and advisors who are not executive officers or directors are eligible to participate in the 1997 Plan. The 1997 Plan is administered by a committee consisting of at least three members of the Board appointed by the Board of Directors. Participants in the 1997 Plan are eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 2,200,000 shares of our common stock were reserved for issuance under the 1997 Plan. Of the shares reserved for issuance under the 1997 Plan, options to purchase 502,784 shares have been granted and are outstanding. In September 2005, our Board of Directors determined that no further awards would be made under this plan and cancelled all remaining shares, 166,084, available for issuance under the 1997 Plan that are not subject to outstanding stock option awards.

2000 Acquisition Incentive Plan. The purpose of the 2000 Acquisition Equity Incentive Plan (the “2000 Plan”), adopted by the Board of Directors in April 2001, is to attract and retain (a) employees, consultants and advisors, of newly acquired businesses who have been or are being hired as employees, consultants or advisors of our company or any of our consolidated subsidiaries, and (b) employees, consultants and advisors, of our company who have or are anticipated to provide significant assistance in connection with the acquisition of a newly acquired business or its integration with our company, and to provide such persons an incentive for them to achieve long-range performance goals, and to enable them to participate in our long-term growth. In general, under the 2000 Plan, only employees, consultants and advisors who are not officers or directors of our company are eligible to participate in the 2000 Plan. The 2000 Plan is administered by the Board or, at its option, a committee consisting of at least three members of the Board appointed by the Board of Directors. Participants in the 2000 Plan are eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 1,600,000 shares of our common stock were reserved for issuance under the 2000 Plan. Of the shares reserved for issuance under the 2000 Plan, options to purchase 360,820 shares have been granted and are outstanding. In September 2005, the Board of Directors determined that no further awards would be made under this plan and cancelled all remaining shares, 417,704, available for issuance under the 2000 Plan that are not subject to outstanding stock option awards.

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

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of September 24, 2005 and September 25, 2004

Consolidated Statements of Income for the years ended September 24, 2005, September 25, 2004 and September 27, 2003

Consolidated Statements of Stockholders’ Equity for the years ended September 24, 2005, September 25, 2004 and September 27, 2003

Consolidated Statements of Cash Flows for the years ended September 24, 2005, September 25, 2004 and September 27, 2003

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(b) Listing of Exhibits

Exhibit Number		Reference

3.01	Certificate of Incorporation of Hologic	A-3.01

3.02	Amendment to Certificate of Incorporation of Hologic	D-3.03

3.03	Certificate of Amendment to Certificate of Incorporation of Hologic	filed herewith

3.04	Amended and Restated By-laws of Hologic	O-3.03

4.01	Specimen Certificate for Shares of Hologic’s Common Stock	B-1

4.02	Description of Capital Stock (Contained in the Certificate of Incorporation of Hologic, as Amended, Filed as Exhibits 3.01 and 3.02).	A-3.01; D-3.03

4.03	Rights Agreement dated September 17, 2002	K-4

4.04	Form of Rights Certificate	K-4

10.01	1986 Combination Stock Option Plan, as Amended	C-10.07*

10.02	Amended and Restated 1990 Non-Employee Director Stock Option Plan	D-10.26*

10.03	1995 Combination Stock Option Plan	D-10.25*

10.04	Amended and Restated 1999 Equity Incentive Plan	F-10*

10.05	Amendment No. 1 to Amended and Restated 1999 Equity Incentive Plan	R-10.33*

10.06	1997 Employee Equity Incentive Plan	E-99

Exhibit Number		Reference

10.07	2000 Acquisition Equity Incentive Plan	J-10.05

10.08	2000 Employee Stock Purchase Plan	I-99.3*

10.09	Form of Executive Officer Non-Qualified Stock Option Agreement	P-10.32*

10.10	Form of Indemnification Agreement for Directors and Certain Officers of Hologic	A-10.12*

10.11	Employment Agreement with an Officer of Hologic	C-10.22*

10.12	Employment Letter to an Officer of Hologic	J-10.12*

10.13	Executive Bonus Plan Description	filed herewith*

10.14	Promissory Note to an Officer of Hologic	J-10.13*

10.15	Form of Officer Separation Agreement including List of Officers to Whom Provided	J-10.14*

10.16	Form of Change in Control Agreement including list of officers to Whom Provided	Q-10.1*

10.17	Executive Employment Letter	L-10.29*

10.18	Supply Agreement	H-10.27

10.19	Facility Lease (Danbury)	G-10.14

10.20	Lease Agreement (Danbury and Bedford)	M-10.27

10.21	Officer Relocation Agreement	S-10.29*

10.22	Executive Financial Services Program	S-10.30*

10.23	Asset Purchase Agreement between Hologic and Fischer Imaging Corporation	T-21

10.24	Supply Agreement by and among AEG Elektrofotografie GmbH, Hologic and Direct Radiography Corp.	filed herewith**

21.01	Significant Subsidiaries of Hologic	M-21.01

23.01	Consent of Ernst & Young LLP	filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

*	Management compensation plan or arrangement
**	Portions of this Agreement identified by *** have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission on December 6, 2005, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

A	We previously filed this exhibit on January 24, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-1 (Registration No. 33-33128), and the previously filed exhibit is incorporated herein by reference.

B	We previously filed this exhibit on January 31, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A, and the previously filed exhibit is incorporated herein by reference.

C	We previously filed this exhibit on December 22, 1994 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 24, 1994, and the previously filed exhibit is incorporated herein by reference.

D	We previously filed this exhibit on May 14, 1996, with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 30, 1996, and the previously filed exhibit is incorporated herein by reference.

E	We previously filed this exhibit on August 20, 1997 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-8 (SEC File No. 333-34003), and the previously filed exhibit is incorporated herein by reference.

F	We previously filed this exhibit on May 11, 1999 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 27, 1999, and the previously filed exhibit is incorporated herein by reference.

G	Trex Medical Corporation previously filed this exhibit with the referenced exhibit number as an Exhibit to its Registration Statement on Form S-1 (Reg. No. 333-2926), and the previously filed exhibit is incorporated by reference.

H	We previously filed this exhibit on December 22, 2000 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 30, 2000, and the previously filed exhibit is incorporated by reference.

I	We previously filed this exhibit on May 2, 2001 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-8 (SEC File No. 333-60046), and the previously filed exhibit is incorporated herein by reference.

J	We previously filed this exhibit on December 12, 2001 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 29, 2001, and the previously filed exhibit is incorporated by reference.

K	We previously filed this exhibit on September 17, 2002 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A (SEC File No. 000-18281), and the previously filed exhibit is incorporated herein by reference.

L	We previously filed this exhibit on May 13, 2003 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 29, 2003, and the previously filed exhibit is incorporated herein by reference.

M	We previously filed this exhibit on December 24, 2002 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 28, 2002, and the previously filed exhibit is incorporated herein by reference.

N	We previously filed this exhibit on December 23, 2003, with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 27, 2003, and the previously filed exhibit is incorporated herein by reference.

O	We previously filed this exhibit on May 11, 2004 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 27, 2004, and the previously filed exhibit is incorporated herein by reference.

P	We previously filed this exhibit on September 23, 2004 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of September 23, 2004, and the previously filed exhibit is incorporated herein by reference.

Q	We previously filed this exhibit on February 10, 2004 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended December 27, 2003, and the previously filed exhibit is incorporated herein by reference.

R	We previously filed this exhibit on December 8, 2004 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 25, 2004, and the previously filed exhibit is incorporated herein by reference.

S	We previously filed this exhibit on February 3, 2005 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended December 25, 2004, and the previously filed exhibit is incorporated herein by reference.

T	We previously filed this exhibit on June 23, 2005 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of June 22, 2005, and the previously filed exhibit is incorporated herein by reference.

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

Dated: December 6, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. CUMMING JOHN W. CUMMING	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 6, 2005

/s/ GLENN P. MUIR GLENN P. MUIR	Director, Executive Vice President Finance and Administration and Treasurer (Principal Financial Officer)	December 6, 2005

/s/ JAY A. STEIN JAY A. STEIN	Chairman Emeritus and Chief Technical Officer	December 6, 2005

/s/ ROBERT H. LAVALLEE ROBERT H. LAVALLEE	Vice President, Corporate Controller (Principal Accounting Officer)	December 6, 2005

/s/ IRWIN JACOBS IRWIN JACOBS	Director	December 6, 2005

/s/ DAVID R. LAVANCE, JR. DAVID R. LAVANCE, JR.	Director	December 6, 2005

/s/ NANCY L. LEAMING NANCY L. LEAMING	Director	December 6, 2005

/s/ ARTHUR G. LERNER ARTHUR G. LERNER	Director	December 6, 2005

A U D I T E D    C O N S O L I D A T E D    F I N A N C I A L    S T A T E M E N T S

Hologic, Inc.

Years ended September 24, 2005, September 25, 2004

and September 27, 2003

Hologic, Inc.

Audited Consolidated Financial Statements

Years ended September 24, 2005, September 25, 2004 and September 27, 2003

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements

The Board of Directors and Stockholders of Hologic, Inc.

We have audited the accompanying consolidated balance sheets of Hologic, Inc. and subsidiaries as of September 24, 2005 and September 25, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 24, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hologic, Inc. and subsidiaries at September 24, 2005 and September 25, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 24, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hologic, Inc.’s internal control over financial reporting as of September 24, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 2, 2005 expressed an unqualified opinion on both management’s assessment of and the effective operation of internal control over financial reporting.

/s/ Ernst & Young LLP

Boston, Massachusetts

December 2, 2005

Hologic, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 24, 2005	September 25, 2004
Assets
Current assets:
Cash and cash equivalents	$113,994	$68,335
Accounts receivable, less reserves of $2,592 and $2,757 respectively	57,742	48,409
Inventories	44,520	40,174
Prepaid expenses and other current assets	12,119	9,135

Total current assets	228,375	166,053

Property and equipment, at cost:
Land	1,500	1,500
Buildings and improvements	14,336	13,697
Equipment and software	43,282	38,038
Furniture and fixtures	3,805	3,591
Leasehold improvements	2,788	2,728

	65,711	59,554
Less—accumulated depreciation and amortization	32,382	26,677

	33,329	32,877

Other assets:
Patented technology, net of accumulated amortization of $6,954 and $6,761, respectively	646	824
Developed technology and know-how, net of accumulated amortization of $4,592 and $3,681, respectively	4,516	5,427
Goodwill	6,285	6,285
Other, net	6,688	285

	18,135	12,821

Total assets	$279,839	$211,751

Liabilities
Current liabilities:
Current portion of notes payable	$—	$475
Accounts payable	14,163	10,546
Accrued expenses	25,237	19,293
Deferred revenue	21,134	13,013

Total current liabilities	60,534	43,327

Note payable, net of current portion	—	472
Deferred income tax liabilities	1,471	1,677

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value–1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value–90,000 shares authorized; 44,295 and 41,171 shares issued, respectively	443	412
Capital in excess of par value	172,642	149,246
Retained earnings	46,452	18,196
Accumulated other comprehensive loss	(1,239)	(1,115)
Treasury stock, at cost—90 shares	(464)	(464)

Total stockholders’ equity	217,834	166,275

Total liabilities and stockholders’ equity	$279,839	$211,751

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Years ended
	September 24, 2005	September 25, 2004	September 27, 2003
Revenues:
Product sales	$229,075	$177,936	$156,734
Service and other revenue	58,609	50,769	47,301

	287,684	228,705	204,035

Costs and expenses:
Cost of product sales	116,478	94,762	86,506
Cost of service and other revenue	58,181	48,574	43,949
Research and development	18,617	16,659	18,381
Selling and marketing	34,199	31,761	29,978
General and administrative	27,578	24,363	22,196

	255,053	216,119	201,010

Income from operations	32,631	12,586	3,025

Interest income	2,219	540	685
Interest and other income (expense), net	(155)	(199)	(445)

Income before income taxes and cumulative effect of accounting change	34,695	12,927	3,265
Provision for income taxes	6,439	763	176

Income before cumulative effect of change in accounting principle	28,256	12,164	3,089
Cumulative effect of change in accounting principle	—	—	(207)

Net income	$28,256	$12,164	$2,882

Basic income per common and common equivalent share:
Income before cumulative effect of change in accounting principle	$0.66	$0.30	$0.08
Cumulative effect of change in accounting Principle	—	—	(0.01)

Net income	$0.66	$0.30	$0.07

Diluted income per common and common equivalent share:
Income before cumulative effect of change in accounting principle	$0.63	$0.29	$0.08
Cumulative effect of change in accounting Principle	—	—	(0.01)

Net income	$0.63	$0.29	$0.07

Weighted average number of common shares outstanding:
Basic	42,824	40,516	39,258

Diluted	45,126	42,593	40,261

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
	Number of Shares	$0.01 Par Value			Number of Shares	Amount
Balance at September 28, 2002	38,924	$389	$141,211	$3,150	90	$(464)	$(1,877)	$142,409	$—
Exercise of stock options	939	10	2,654	—	—	—	—	2,664	—
Issuance of common stock under employee stock purchase plan	74	1	390	—	—	—	—	391	—
Expiration of restricted stock awards	(5)	—	—	—	—	—	—	—	—
Net income	—	—	—	2,882	—	—	—	2,882	2,882
Translation adjustments	—	—	—	—	—	—	581	581	581

Comprehensive income									3,463

Balance at September 27, 2003	39,932	400	144,255	6,032	90	(464)	(1,296)	148,927
Exercise of stock options	1,175	12	4,578	—	—	—	—	4,590	—
Issuance of common stock under employee stock purchase plan	64	—	413	—	—	—	—	413	—
Net income	—	—	—	12,164	—	—	—	12,164	12,164
Translation adjustments	—	—	—	—	—	—	181	181	181

Comprehensive income									12,345

Balance at September 25, 2004	41,171	412	149,246	18,196	90	(464)	(1,115)	166,275
Exercise of stock options	3,077	31	15,324	—	—	—	—	15,355	—
Issuance of common stock under employee stock purchase plan	47	—	511	—	—	—	—	511	—
Tax benefit related to exercise of nonqualified stock options	—	—	7,561	—	—	—	—	7,561	—
Net income	—	—	—	28,256	—	—	—	28,256	28,256
Translation adjustments	—	—	—	—	—	—	(124)	(124)	(124)

Comprehensive income									$28,132

Balance at September 24, 2005	44,295	$443	$172,642	$46,452	90	$(464)	$(1,239)	$217,834

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended
	September 24, 2005	September 25, 2004	September 27, 2003
Operating activities
Net income	$28,256	$12,164	$2,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,421	5,712	5,491
Amortization	1,153	1,877	1,914
Noncash interest expense	133	123	186
Tax benefit related to exercise of non-qualified stock options	7,561	—	—
Deferred income taxes	(135)	(2,436)	(1,255)
Changes in assets and liabilities:
Accounts receivable	(9,310)	(4,435)	(4,096)
Inventories	(4,381)	3,428	(5,074)
Prepaid expenses and other current assets	(3,059)	444	5,303
Accounts payable	3,623	(452)	(167)
Accrued expenses	5,972	5,935	(418)
Deferred revenue	8,139	3,522	(35)

Net cash provided by operating activities	44,373	25,882	4,731

Investing activities
Net cash paid for acquisition of distributor	—	(341)	—
Deferred acquisition costs	(5,428)	—	—
Purchase of property and equipment	(7,699)	(7,187)	(9,200)
Disposal of property and equipment	805	744	1,054
(Increase) decrease in other assets	(1,172)	163	224

Net cash used in investing activities	(13,494)	(6,621)	(7,922)

Financing activities
Repayments of notes payable	(947)	(1,083)	(718)
Net proceeds from sale of common stock pursuant to stock plans	15,868	5,003	3,055

Net cash provided by financing activities	14,921	3,920	2,337

Effect of exchange rate changes on cash	(141)	(23)	195

Net increase (decrease) in cash and cash equivalents	45,659	23,158	(659)
Cash and cash equivalents, beginning of year	68,335	45,177	45,836

Cash and cash equivalents, end of year	$113,994	$68,335	$45,177

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$1,118	$448	$178

Cash paid during the period for interest	$185	$91	$172

See accompanying notes.

Hologic, Inc.

Notes to Consolidated Financial Statements

(In thousands)

1.	Operations

Hologic, Inc. (the Company or Hologic) develops, manufactures and distributes diagnostic and medical imaging systems primarily serving the healthcare needs of women. The Company’s core women’s healthcare business units are focused on mammography, osteoporosis assessment and breast biopsy.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in September. Fiscal 2005, 2004 and 2003 ended on September 24, 2005, September 25, 2004 and September 27, 2003, respectively.

Stock Split

On November 30, 2005, the Company effected a two-for-one stock split in the form of a stock dividend. The stock split has been retroactively reflected in the accompanying consolidated financial statements and notes for all periods presented.

Management’s Estimates and Uncertainties

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition for multiple-element arrangements, allowances for doubtful accounts, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

impairment charges related to intangible assets and goodwill, amortization periods, restructuring and other related charges, any contingent liabilities, and recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

Cash Equivalents

The Company considers its highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. At September 24, 2005 and September 25, 2004 the Company’s cash equivalents consisted of money market accounts.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and trade accounts receivable. The Company’s credit risk is managed by investing its cash in high-quality money market instruments and securities of the U.S. government and its agencies. The Company’s customers are principally located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although, the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists as of September 24, 2005. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the x-ray and medical device industry. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of trade receivables have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable.

There were no customers with balances greater than 10% of accounts receivable as of September 24, 2005 or September 25, 2004, or customers that represented greater than 10% of product revenues for fiscal 2005 and 2004. A former distributor accounted for 12% of product revenues for fiscal 2003.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, line of credit, accounts payable and notes payable. The carrying amounts of the Company’s cash equivalents, accounts receivable, line of credit and accounts payable approximate fair value due to the short-term nature of these instruments. The note payable to Wells Fargo Foothill, Inc. was paid in full on September 21, 2005 and had a variable interest rate and, therefore, fluctuated based on market conditions prior to being repaid.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 24, 2005	September 25, 2004
Raw materials and work-in-process	$34,714	$31,252
Finished goods	9,806	8,922

	$44,520	$40,174

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Provisions for excess or obsolete inventory are primarily based on management’s estimates of forecasted net sales and service usage levels. A significant change in the timing or level of demand for the Company’s products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. The Company records provisions for excess or obsolete inventory as cost of sales.

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

Property and Equipment

The Company provides for depreciation and amortization by charges to operations, using the straight-line method, which allocate the cost of property and equipment over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Building and improvements	40 years
Equipment and software	3–10 years
Furniture and fixtures	5–7 years
Leasehold improvements	Shorter of the Original Term of Lease or Estimated Useful Life

Repair and maintenance costs are expensed as incurred.

The Company applies the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, Software Developed or Obtained for Internal Use. SOP 98-1 requires

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. The Company capitalized $453, $140 and $1,433 during fiscal 2005, 2004 and 2003, respectively, related to a company wide Enterprise Resource Planning (ERP) systems implementation project and has included these amounts in equipment and software in the accompanying consolidated balance sheets.

The Company amortizes such costs when the ERP system and new functionality become operational. These costs are being amortized over an estimated useful life of ten years.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets that have finite lives are amortized over their useful lives.

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

Goodwill by reporting segment consists of the following:

Reporting Segment	Balance as of September 24, 2005	Balance as of September 25, 2004
Mammography	$6,285	$6,285

Intangible assets consist of the following:

			As of September 24, 2005		As of September 25, 2004
Reporting Segment	Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Osteoporosis Assessment	Patents	1–20 years	$4,952	$4,516	$4,952	$4,382
Mammography	Developed Technology	10 years	9,108	4,592	9,108	3,681
Digital Detectors	Patents	5 years	648	438	584	330
Other	Patents	4 years	2,000	2,000	2,000	2,000

The estimated remaining amortization expense for each of the five succeeding fiscal years:

September 30, 2006	1,133
September 29, 2007	1,099
September 27, 2008	1,043
September 26, 2009	942
September 25, 2010	888

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During this review, the Company re-evaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Company would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis. To date, the Company has not identified any impairments requiring adjustment.

Deferred Financing Costs

Included in other assets in the accompanying balance sheet as of September 25, 2004 are deferred financing costs of approximately $133 related to the Company’s closing of the credit facility with Foothill Capital Corporation on September 21, 2001 which was repaid in full on September 21, 2005 (see Note 3.) The Company has fully amortized these amounts to interest expense over a four-year period, which approximated the level yield method. The Company amortized $133, $122 and $186 to interest expense related to these amounts during the years ended September 24, 2005, September 25, 2004 and September 27, 2003, respectively.

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

Revenue and expense accounts generally are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive loss as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature. To date these amounts are not material and have been included in interest and other income (expense) on the Consolidated Statements of Income.

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

Revenue Recognition

The Company recognizes product revenue upon shipment, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable and collection of the resulting receivable is probable. Generally, the Company’s product arrangements are multiple-element arrangements, including services, such as installation and training and multiple products. Beginning in the fourth quarter of fiscal 2003, the Company is required to account for these arrangements in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Based on the terms and conditions of the product arrangements, the Company concluded that these services and undelivered products can be accounted for separately from the delivered product element as the Company’s delivered product has value to its customers on a stand-alone basis and the Company has objective and reliable evidence of the fair value of such services and undelivered products based on the consistency of prices charged when these elements are sold separately. Accordingly, service revenue representing the fair value of services not yet performed at the time of product shipment is deferred and recognized as such services are performed. The fair value of the undelivered products is also deferred at the time of product shipment and recognized when these products are delivered. The undelivered elements of service to be performed and products to be delivered are all probable, perfunctory in nature and under the Company’s control. The residual revenue under the product arrangement is recognized as product revenue upon shipment. There is no customer right of return in the Company’s sales agreements.

The Company recognizes product revenue upon the completion of installation for shipments that require more than perfunctory obligations at the time of shipment, specifically for certain of its digital imaging systems. A provision is made at that time for estimated warranty costs to be incurred.

Service revenues primarily consist of amounts recorded under maintenance contracts and repairs not covered under warranty, installation and training revenues, shipping and handling costs billed to customers, as well as fee-per-scan revenues. Maintenance contract revenues are recognized ratably over the term of the contract. Other service revenues are recorded when the services are completed. Fee-per-scan revenues represent overage payments on usage from equipment owned by a third-party leasing company. The leasing company collects these payments and remits these payments to the Company. Since the leasing company collects the payments directly from the customers and notifies the Company by remittance to the Company, the amount of fee-per-scan revenue is not fixed or determinable until notified of collection by the leasing company. As a result, fee-per-scan revenues have been recorded as the fees are collected.

Although the Company’s products contain operating and application software, the Company has determined that the software element is incidental in accordance with AICPA SOP 97-2, Software Revenue Recognition, and EITF Issue No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Cost of Service and Other Revenues

Cost of service and other revenues primarily represents payroll and related costs associated with the Company’s professional services’ employees, consultants, infrastructure costs and overhead allocations, including depreciation and rent.

Stock-Based Compensation

At September 24, 2005, the Company has several stock-based employee compensation plans, which are more fully described in Note 5. The Company accounts for its stock-based compensation plans under the intrinsic method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income for the years ended September 24, 2005, September 25, 2004 or September 27, 2003 as all options granted under the plans for those years had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, other than awards to members of the Company’s Board of Directors, the Company has not issued any stock awards to non-employees.

The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123; therefore, no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income (loss) and earnings (loss) per share would have approximated the pro forma amounts indicated below for the fiscal years 2005, 2004 and 2003:

	Years ended
	September 24, 2005	September 25, 2004	September 27, 2003
Net income as reported	$28,256	$12,164	$2,882
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(9,614)	(3,563)	(3,198)

Pro forma net income (loss)	$18,642	$8,601	$(316)

Diluted net income per share, as reported	$0.63	$0.29	$0.07
Pro forma diluted net income (loss) per share	$0.41	$0.20	$(0.01)
Weighted-average fair value of options granted	$7.14	$4.47	$2.83
Weighted-average remaining contractual life of options outstanding	6.56 years	6.70 years	6.87 years

The Company granted 65 fully vested options in the fourth quarter of fiscal 2005 to employees with an exercise price equal to fair market value on the date of grant and expiring 10 years from the date of grant. Of the $9,614 pro forma expense in fiscal 2005, $1,270 relates to these options. In accordance with newly issued SFAS No. 123 (R), had the Company granted these options with longer time-based vesting, the Company would have incurred significant stock-based payment expenses in future years upon adoption of SFAS 123R.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Hologic has computed the pro forma disclosures required under SFAS No. 148 for stock options granted to employees and shares purchased under the Employee Stock Purchase (ESP) Plan using the Black-Scholes option-pricing model. The weighted-average fair value of each stock option included in the preceding pro forma amounts is amortized over the vesting period of the underlying options. The assumptions used to calculate the SFAS No. 148 pro forma disclosure for stock options granted to employees for the fiscal years ended 2005, 2004 and 2003 are as follows:

	Years ended
	September 24, 2005	September 25, 2004	September 27, 2003
Risk-free interest rates	3.7%	2.9%	2.5%
Expected dividend yield	—	—	—
Expected life (in years)	4.5	4.0	4.0
Expected volatility	61.0%	70.0%	70.0%

The assumptions used to calculate the SFAS No. 148 pro forma disclosure for shares purchased under the ESP Plan for the fiscal years 2005, 2004 and 2003 are as follows:

	Years ended
	September 24, 2005	September 25, 2004	September 27, 2003
Risk-free interest rates	2.3%	2.8%	2.9%
Expected dividend yield	—	—	—
Expected life (in years)	0.5	0.5	0.5
Expected volatility	39.7%	61.4%	70.0%

On February 28, 2005, the Board of Directors voted to discontinue the ESP Plan effective July 1, 2005.

Net Income Per Share

Basic and diluted net income per share is presented in conformity with SFAS No. 128, Earnings per Share. Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Dilutive net income per share in 2005, 2004 and 2003 includes the effects of all dilutive, potentially issuable common shares using the treasury stock method.

Basic and diluted weighted average common shares for fiscal years 2005, 2004, and 2003 are as follows:

	Years ended
	September 24, 2005	September 25, 2004	September 27, 2003
Basic weighted-average common shares outstanding	42,824	40,516	39,258
Weighted-average common equivalent shares	2,302	2,077	1,003

Diluted weighted-average common shares outstanding	45,126	42,593	40,261

Dilutive weighted-average shares outstanding do not include 133, 1,335 and 2,390 common-equivalent shares for fiscal years 2005, 2004 and 2003, respectively, as their effect would have been antidilutive.

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

Product warranty activity for the years ended September 24, 2005 and September 25, 2004 is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-Offs/ Payments	Balance at End of Period
Period end:
September 24, 2005	$4,528	$8,549	$(6,403)	$6,674
September 25, 2004	4,475	6,082	(6,029)	4,528

Advertising Costs

Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $4,000, $4,479 and $3,900 for fiscal 2005, 2004 and 2003, respectively, and were included in selling and marketing expense in the consolidated statements of income.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

SFAS 151 must be adopted for fiscal years starting after June 15, 2005. The Company expects to adopt SFAS151 starting in its fiscal first quarter of 2006, which begins on September 25, 2005. The Company does not believe the adoption of this statement will have any material impact on its results of operations or financial condition.

On December 16, 2004 the FASB issued SFAS Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach on SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123R must be adopted for fiscal years starting after June 15, 2005. The Company expects to adopt SFAS 123R starting in its fiscal first quarter of 2006, which begins on September 25, 2005.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

As permitted by SFAS 123R the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position.

The Company estimates that the stock-based compensation cost will be approximately $4,000 in fiscal 2006 as a result of the adoption of SFAS 123R.

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

3.	Credit Facilities

European Line of Credit

The Company maintains an unsecured line of credit with a bank for the equivalent of $3,000, which bears interest at the Europe Interbank Offered Rate (2.11% at September 24, 2005) plus 1.50%. There were no amounts outstanding during 2005 and 2004. The borrowings under this line are primarily used by the Company’s European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days’ notice. No interest expense was incurred for 2005 and 2004 on this line of credit.

Foothill Note

On September 21, 2001, the Company signed a Loan and Security Agreement with Wells Fargo Foothill, Inc., as amended (the Foothill Agreement). The Foothill Agreement provided for a term loan in the amount of $2,360, payable monthly in equal installments over five years. The term loan accrued interest daily at an annual rate equal to the prime rate plus 1.00% and was repaid in full on September 21, 2005.

4.	Income Taxes

The Company accounts for income taxes using the liability method as required by SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting of assets and liabilities at the end of each reporting period. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The provision (benefit) for income taxes in the accompanying consolidated statements of income consists of the following:

	Years ended
	September 24, 2005	September 25, 2004	September 27, 2003
Federal:
Current	$5,153	$250	$—
Deferred	18	—	—

	5,171	250	—

State:
Current	987	175	150
Deferred	(153)	—	—

	834	175	150

Foreign:
Current	434	338	26

	$6,439	$763	$176

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Years ended
	September 24, 2005	September 25, 2004	September 27, 2003
Income tax provision at federal statutory rate	35%	35.0%	35.0%
Increase (decrease) in tax resulting from:
Change in valuation allowance	(17.9)	(26.3)	(32.2)
Release of tax reserves	(2.2)	—	—
State tax provision, net of federal benefit	3.1	0.9	4.6
Tax Credits	(0.1)	(3.9)	(15.3)
Nondeductible expenses	0.5	1.4	13.3
Other	0.2	(1.2)	—

	18.6%	5.9%	5.4%

The components of domestic and foreign income before the provision for income taxes are as follows:

	Years ended
	September 24, 2005	September 25, 2004	September 27, 2003
Domestic	$33,662	$11,489	$2,204
Foreign	1,033	1,438	1,061

	$34,695	$12,927	$3,265

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

	September 24, 2005	September 25, 2004
Deferred tax assets
Net operating loss carryforwards	$6,756	$10,438
Nondeductible accruals	1,580	1,305
Nondeductible reserves	4,065	3,741
Other temporary differences	1,044	575
Research credit	908	2,818

	14,353	18,877

Deferred Tax Liabilities
Depreciation and amortization	(8,553)	(7,829)

	$5,800	$11,048
Valuation allowance	(1,248)	(7,448)

	$4,552	$3,600

The net deferred tax assets above are recorded in the consolidated balance sheet as follows: $6,023 and $5,277 as a deferred tax asset in prepaid expenses and other current assets as of September 24, 2005 and September 25, 2004, respectively, and $1,471 and $1,677 as a long-term deferred income tax liability as of September 24, 2005 and September 25, 2004, respectively.

The Company generated significant tax loss carryforwards during fiscal 2001 and 2000, which may be carried forward for 17 and 16 years, respectively. Under SFAS No. 109, the Company can only recognize a deferred tax asset for future benefit of its tax loss carryforward to the extent that it is “more likely than not” that these assets will be realized. The Company has a valuation allowance against a portion of its remaining potential deferred tax assets. The valuation allowance primarily related to the state operating net losses, for which realization is uncertain.

In determining the realizability of these assets, the Company considers numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. The Company believes that its net deferred tax asset as of September 24, 2005 is more likely than not realizable. As a result, the Company reduced the valuation allowance by $6,200 in fiscal 2005. The benefit of the release in valuation allowance was realized through reductions to tax expense and increases to additional paid in capital. A portion of the net deferred tax asset related to the excess benefit of stock options, and as such, was realized as an increase of $7,561 in stockholders’ equity in fiscal 2005.

The following table summarizes the expiration dates of the net operating loss and credit carryforwards:

	Year of Expiration
	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total
Net operating loss	$—	$—	$356	$4,916	$10,229	$5,075	$3,313	$197	$2,169	$26,255
R&D credit	308	305	—	—	—	—	—	—	—	613

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

	Year of Expiration
	2007	2008	2009	No expiration	ITC Total	Total Credits
MA ITC credit	$71	$40	$40	$144	$295	$908

Hologic had previously recorded reserves for taxes that may become payable as a result of federal and state audits. The Company establishes reserves based on management’s assessment of exposure associated with permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve. During the fourth quarter of fiscal 2005, the Company received notification that the Joint Committee on Taxation had no exceptions with the Internal Revenue Service’s conclusions on several tax returns under examination. Therefore, the Company released $750 of tax reserves related to these returns.

The American Jobs Creation Act of 2004 (the “Act”) introduced a special one-time dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The President signed the Act into law on October 22, 2004. Even in light of the Act, the Company did not provide for U.S. income taxes on earnings of the Company’s subsidiaries outside of the U.S. The Company’s current intention is to reinvest the total amount of the Company’s approximately $1.1 million of unremitted earnings permanently or repatriate the earnings only when tax-effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

5.	Common Stock

Stock Option Plans

The Company’s 1994 Stock Option Plan (the 1994 Plan) and the 1995 Stock Option Plan (the 1995 Plan), both of which were originally adopted by Fluoroscan and assumed by the Company upon its combination with Fluoroscan, are administered by the Board of Directors. As of September 24, 2005, the Company had no shares available for future grant under this plan.

In June 1995, the Board of Directors adopted the 1995 Combination Stock Option Plan (the 1995 Combination Plan), pursuant to which the Company is authorized to issue 2,200 options to purchase shares of common stock. Under the terms of the 1995 Combination Plan, the Company may grant employees either incentive stock options or nonqualified stock options to purchase shares of the Company’s common stock at a price not less than the fair market value at the date of grant. In addition, the Company may grant nonqualified options to other participants, such as consultants and advisors. As of September 24, 2005, the Company had no shares available for future grant under this plan.

The Company’s 1990 Nonemployee Director Stock Option Plan (the Directors’ Plan) allowed for eligible directors to receive options to purchase 20 shares of common stock upon election as a director. The options vest ratably over a five-year period. In addition, eligible directors were entitled to annual option grants to purchase 16 shares of common stock, which vest after six months. Option grants under the Directors’ Plan were made at not less than fair market value on the date of grant. As of September 24, 2005, the Company had no shares available for future grant under this plan.

In May 1997, the Board of Directors adopted the 1997 Employee Equity Incentive Plan (the 1997 Plan), pursuant to which the Company is authorized to issue 2,200 shares of common stock. Under the terms of the 1997 Plan, the Company may grant employees, consultants and advisors who are not executive officers or directors of the Company either nonqualified stock options, stock appreciation rights, performance shares, restricted stock, or stock units. In September 2005, the Board of Directors determined that no further awards would be made under

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

this plan. As a result, the Board of Directors amended this plan to eliminate all remaining shares of common stock available for issuance under the plan that are not subject to outstanding stock option awards.

In March 1999, the Board of Directors adopted the 1999 Equity Incentive Plan (the 1999 Plan), pursuant to which the Company is authorized to issue 600 shares, plus an annual increase, as defined, on the first day of each fiscal year following the adoption of the 1999 Plan. Effective September 28, 2004 and September 25, 2005, the Board of Directors increased the number of shares available by 1,000 shares each year bringing the total shares available for issuance from 4,660 to 6,660. Under the terms of the 1999 Plan, the Company may grant employees either incentive stock options or nonqualified stock options. In addition, the Company may grant non-employee director’s nonqualified stock options. The exercise price of the options granted under this plan may not be less than the fair market value of the Company’s stock on the date on which the option was granted. As of September 24, 2005, the Company had 1,017 shares available for future grant under this plan.

In April 2001, the Board of Directors adopted the 2000 Acquisition Equity Incentive Plan (the 2000 Plan), pursuant to which the Company was authorized to issue 2,000 shares of common stock. On December 17, 2003, the Board of Directors approved a decrease of 400 shares of common stock available under the 2000 Plan reducing the authorized amount to 1,600 shares. Under the terms of the 2000 Plan, the Company may grant employees, consultants and advisors of newly acquired businesses either nonqualified stock options, stock appreciation rights, performance shares or restricted stock. In September 2005, the Board of Directors determined that no further awards would be made under this plan. As a result, the Board of Directors amended this plan to eliminate all remaining shares of common stock available for issuance under the plan that are not subject to outstanding stock option awards.

The following table summarizes all stock option activity under all of the plans for the three years in the period ended September 24, 2005:

	Number of Shares	Per Share Exercise Price	Weighted- Average Exercise Price
Outstanding at September 28, 2002	7,432	$0.91 – $22.13	$4.15
Granted	515	3.62 – 8.36	5.24
Terminated	(552)	1.41 – 8.35	4.02
Exercised	(939)	0.94 – 6.56	2.84

Outstanding at September 27, 2003	6,456	$ 0.91 – 22.13	4.43
Granted	1,987	6.57 – 11.50	8.20
Terminated	(416)	0.97 – 15.49	5.98
Exercised	(1,176)	0.91 – 7.94	3.91

Outstanding at September 25, 2004	6,851	1.59 – 22.13	5.52
Granted	1,060	9.02 – 26.44	13.47
Terminated	(129)	2.06 – 18.34	8.37
Exercised	(3,077)	1.59 – 15.29	4.99

Outstanding at September 24, 2005	4,705	$1.97 – $26.44	$7.58

Exercisable at September 24, 2005	3,069	$1.97 – $26.44	$7.42

Exercisable at September 25, 2004	3,729	$1.59 – $22.13	$4.52

Exercisable at September 27, 2003	4,036	$0.91 – $22.13	$4.46

Available for grant at September 24, 2005	1,017

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The range of exercise prices for options outstanding and options exercisable at September 24, 2005 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$ 1.97–$ 2.89	409	5.51	$2.63	407	$2.63
$ 2.94–$ 3.84	277	5.58	3.46	182	3.30
$ 3.88–$ 5.13	1,168	6.50	4.87	847	4.88
$ 5.25–$ 7.13	1,194	7.58	6.90	301	6.72
$ 7.15–$10.59	1,279	5.38	9.74	1,159	9.76
$10.66–$15.61	88	8.27	13.17	43	13.57
$15.95–$22.13	142	9.53	18.48	—	22.13
$22.64–$26.44	148	9.97	23.53	130	23.46

$ 1.97–$26.44	4,705	6.56	$7.58	3,069	$7.42

Employee Stock Purchase Plan

The Company had an Employee Stock Purchase Plan (the ESP Plan) in compliance with Section 423 of the Internal Revenue Code. Employees who have completed three consecutive months, or two years, whether or not consecutive, of employment with the Company or any of its participating subsidiaries are eligible to participate in the ESP Plan. The ESP Plan allowed participants to purchase common stock of the Company at 85% of the fair market value, as defined. During the fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003, the Company issued 47, 64 and 74 shares, respectively, under the ESP Plan. On February 28, 2005, the Board of Directors approved to discontinue the ESP Plan effective on July 1, 2005.

Rights Agreement

On September 17, 2002, the Board of Directors adopted a new shareholder rights plan (the 2002 Rights Plan) to replace the December 1992 Plan when it expired on December 31, 2002. In addition to certain other modifications, the 2002 Rights Plan uses preferred stock purchase rights rather than common stock purchase rights. To affect the 2002 Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of the Company’s common stock outstanding as of the close of business on December 31, 2002. Each right entitles the registered holder to purchase one-half of one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock (after taking into account the two-for-one stock split effected on November 30, 2005) at a purchase price of $60.00. The rights will be exercisable if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or announces a tender or exchange offer for 15% or more of the Company’s common stock. At such time, each holder of a right (other than the 15% holder) will thereafter have a right to purchase, upon payment of the purchase price of the right, that number of shares of the Company’s common stock, which have a market value of twice the purchase price of the right. The 2002 Rights Plan is designed to deter coercive or unfair takeover tactics and to ensure that all of the Company’s shareholders receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

6.	Profit Sharing 401(k) Plan

The Company has a qualified profit sharing plan covering substantially all of its employees. Contributions to the plan are at the discretion of the Company’s Board of Directors. The Company has recorded approximately $977, $692 and $636 as a provision for the profit sharing contribution for fiscal 2005, 2004 and 2003, respectively.

7.	Related Party Transactions

Note Receivable from Officer

In fiscal 2000 and 2001, the Company loaned an officer an aggregate of $500, which is required to be repaid quarterly through April 2006. In the event of a change in control, as defined, the amounts outstanding will be forgiven. The note is unsecured and bears interest at 7% per annum.

In December 2002, the Compensation Committee of the Board of Directors approved a special bonus program to provide the officer with the funds necessary to pay the quarterly installments due under the loan. Under the special bonus program, for so long as the officer remains an officer of the Company and there are amounts remaining to be repaid under the loan, the Company will pay the officer a special quarterly bonus equal to the amount due under the loan, including interest due, plus an additional payment equal to the taxes due as a result of the special bonus and such additional payment, such that the net-after-tax special quarterly bonus to be received by the officer will equal the principal and interest then due under the loan. During the years ended September 24, 2005 and September 25, 2004 the Company recognized $313 and $334, respectively, in bonus expense in connection with this program.

8.	Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased facilities under operating lease agreements that expire through fiscal 2022. The Company leases certain equipment under operating lease agreements that expire through fiscal 2010.

In September 2002, the Company completed a sale/leaseback transaction of its headquarters and manufacturing facility located in Bedford, Massachusetts, and its manufacturing facility in Danbury, Connecticut. The transaction resulted in net proceeds to the Company of $31,400. The new lease for these facilities, including the associated land, has a term of 20 years, with four five-year renewal terms, which the Company may exercise at its option. The basic rent for the facilities is $3,200 per year, which is subject to adjustment for increases in the Consumer Price Index. In addition, the Company is required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, the Company makes customary representations and warranties and agrees to certain financial covenants and indemnities. In the event the Company defaults on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. As of the end of fiscal 2005, the Company was not in default of any covenants contained in the lease.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Future minimum lease payments under all of the Company’s operating leases are approximately as follows:

Fiscal Years Ending	Amount
September 30, 2006	$4,844
September 29, 2007	3,835
September 27, 2008	3,387
September 26, 2009	3,209
September 25, 2010	3,156
Thereafter	37,609

Total (not reduced by minimum sublease rentals of $474)	$56,040

The Company subleases a portion of its Bedford facility and has received rental income of $298, $277 and $410 for fiscal years 2005, 2004 and 2003, respectively, which has been recorded as an offset to rent expense in the accompanying statements of income. Rental expense, net of sublease income, was approximately $4,739, $4,660, and $4,963 for fiscal 2005, 2004 and 2003, respectively.

The Company subleases a portion of its Newark, DE facility and received rental income of $1.7 million, $1.8 million and $1.9 million for fiscal 2005, 2004 and 2003, respectively which has been recorded as an offset to rent expense in the accompanying statements of income. The future minimum annual rental income payments under these sublease agreements are approximately as follows:

Fiscal Years Ending	Amount
September 30, 2006	$1,545
September 29, 2007	1,541
September 27, 2008	1,531
September 26, 2009	1,531
September 25, 2010	1,531
Thereafter	7,020

Total	$14,699

The majority of this subrental income is from one tenant and per the terms of this subrental agreement, this income is being accounted for on a straight-line basis.

In September 2005, the Company entered into an exclusive distribution and service agreement in the United States under which the Company will sell and service a line of extremity MRI systems. Per the terms of this contract, the Company has certain minimum purchase obligations through December 31, 2008 as follows:

Fiscal Years Ending	Amount
September 30, 2006	$10,255
September 29, 2007	11,685
September 27, 2008	15,071
September 26, 2009	3,895

Total	$40,906

These minimum purchase obligations represent the minimum obligations of the Company for the initial term of the agreement and are subject to renegotiation after the first eighteen- month period in the event of unforeseen changes in the market dynamics.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

9.	Business Segments and Geographic Information

The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is the chief executive officer. To date, the Company has viewed its operations and manages its business as four principal operating segments: the manufacture and sale of Mammography products, Osteoporosis Assessment products, Digital Detectors, and Other products.

Identifiable assets for the four principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other assets as corporate assets. Intersegment sales and transfers are not significant.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenues and operating income. Segment information for fiscal years 2005, 2004 and 2003 is as follows:

	Years ended
	September 24, 2005	September 25, 2004	September 27, 2003
Total revenues:
Mammography	$167,368	$114,579	$86,473
Osteoporosis Assessment	74,957	68,483	71,081
Digital Detectors	21,945	15,047	7,990
Other	23,414	30,596	38,491

	$287,684	$228,705	$204,035

Operating income (loss):
Mammography	$23,861	$9,592	$4,331
Osteoporosis Assessment	11,175	7,500	10,236
Digital Detectors	(6,401)	(4,833)	(5,500)
Other	3,996	327	(6,042)

	$32,631	$12,586	$3,025

Depreciation and amortization:
Mammography	$2,615	$2,226	$2,375
Osteoporosis Assessment	2,459	3,011	3,294
Digital Detectors	2,141	1,889	1,736
Other	359	463	—

	$7,574	$7,589	$7,405

Capital expenditures:
Mammography	$2,279	$1,983	$2,426
Osteoporosis Assessment	3,241	2,817	4,690
Digital Detectors	2,179	2,387	2,084

	$7,699	$7,187	$9,200

Identifiable assets:
Mammography	$31,729	$28,804	$32,097
Osteoporosis Assessment	9,278	12,305	16,575
Digital Detectors	32,685	28,189	25,149
Other	8,801	10,588	13,972
Corporate	197,346	131,865	100,810

	$279,839	$211,751	$188,603

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America during fiscal 2005, 2004 and 2003 totaled approximately $76,126, $68,651 and $49,887, respectively.

Transfers between the Company and its European subsidiaries generally are recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:

	Years ended
	September 24, 2005	September 25, 2004	September 27, 2003
Europe	19%	21%	17%
Asia	10	11	13
All others	4	7	2

	33%	39%	32%

10.	Accrued Expenses

Accrued expenses consist of the following:

	September 24, 2005	September 25, 2004
Accrued payroll and employee benefits	$10,143	$6,828
Accrued commissions	3,569	3,169
Accrued income taxes	447	386
Accrued warranty	6,674	4,528
Other accrued expenses	4,404	4,382

	$25,237	$19,293

11.	Litigation and Other Matters

In March 2005, the Company was served with a Complaint filed on November 12, 2004 by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that the Company’s HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff is seeking to preliminarily and permanently enjoin the Company from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, the Company filed an Answer and Counterclaims in response to the Complaint in which the Company denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. On October 28, 1998, the plaintiff had previously sued Lorad, asserting, among other things, that Lorad had misappropriated the plaintiff’s trade secrets relating to the HTC Grid. This previous case was dismissed on August 28, 2000. The dismissal was affirmed by the Appellate Court of the State of Connecticut, and the United States Supreme Court refused to grant Certiorari. The Company does not believe that it infringes any valid or enforceable patents of the plaintiff and intends to vigorously defend its interests. As such, no amounts have been accrued related to this matter as of September 24, 2005.

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

In October 2005, the Company received a request from the Federal Trade Commission (“FTC”) that asks the Company to voluntarily produce certain information and material to the FTC. The FTC’s request, which does not allege any wrongdoing, is part of an FTC non-public investigation to determine whether the Company’s recent acquisition of certain assets owned by Fischer Imaging Corporation may be anticompetitive and in violation of Section 7 of the Clayton Act or Section 5 of the Federal Trade Commission Act. The Company is in the process of responding to the FTC request. Because the investigation is at an early stage, the Company cannot predict its outcome or its effect, if any, on the Company’s business.

12.	Quarterly Statement of Income Information (Unaudited)

The following table presents a summary of quarterly results of operations for 2005 and 2004:

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$66,176	$69,237	$74,053	$78,217	(1)
Gross profit	24,208	26,773	30,090	31,953
Net income	4,574	6,048	8,158	9,476
Diluted net income per common and common equivalent share	$0.11	$0.13	$0.18	$0.20

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$49,882	$55,648	$59,225	$63,950
Gross profit	19,422	20,591	22,187	23,169
Net income	1,040	2,589	3,325	5,210
Diluted net income per common and common equivalent share	$0.02	$0.06	$0.08	$0.12

(1)	The sum of the quarterly total revenue does not agree with the Consolidated Statements of Income due to rounding.

As discussed in Note 2 the Company’s financial statements are prepared on a fiscal year basis ending on the last Saturday in September. Each of the quarters presented above represents a thirteen-week period ending on the last Saturday of December, March, June and September.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

13.	Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses		Write-offs/ Payments	Balance at End of Period
Accounts Receivable Reserves (1)
Period Ended:
September 24, 2005	$2,757	$	(—)	$(165)	$2,592
September 25, 2004	3,477		(175)	(545)	2,757
September 27, 2003	4,693		760	(1,976)	3,477

Accrued Acquisition Reserve
Period Ended:
September 24, 2005	$—		$—	$—	$—
September 25, 2004	—		—	—	—
September 27, 2003	907		—	(907)	—

Restructuring Accrual
Period Ended:
September 24, 2005	$—		$—	$—	$—
September 25, 2004	29		—	(29)	—
September 27, 2003	107		—	(78)	29

(1)	Represents reserves for uncollectible accounts and sales returns and adjustments.

14.	Subsequent Event

On September 29, 2005, the Company completed its acquisition of the intellectual property relating to a certain mammography business and products pursuant to an Asset Purchase Agreement dated June 22, 2005. Of the $32,000 purchase price, approximately $26,900 was paid out of existing cash with the remaining amount paid through the cancellation of the principal and interest outstanding under a $5,000 secured loan previously provided by the Company on June 22, 2005.