Form 10-Q
period 2005-12-24
HOLOGIC INC
filed 2006-02-02
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2005

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of January 30, 2006, 45,352,609 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

HOLOGIC, INC. AND SUBSIDIARIES

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

ASSETS

	December 24, 2005	September 24, 2005
CURRENT ASSETS:
Cash and cash equivalents	$94,514	$113,994
Accounts receivable, less reserves of $2,513 and $2,592, respectively	62,119	57,742
Inventories	49,472	44,520
Prepaid expenses and other current assets	11,760	12,119

Total current assets	217,865	228,375

PROPERTY AND EQUIPMENT, at cost:
Land	1,500	1,500
Buildings and improvements	14,539	14,336
Equipment and software	46,229	43,282
Furniture and fixtures	3,805	3,805
Leasehold improvements	2,822	2,788

	68,895	65,711
Less: Accumulated depreciation and amortization	34,010	32,382

	34,885	33,329

OTHER ASSETS:
Patented technology, net of accumulated amortization of $7,012 and $6,954, respectively	588	646
Developed technology and know-how, net of accumulated amortization of $5,284 and $4,592, respectively	27,043	4,516
Customer lists, net of accumulated amortization of $165, and $0, respectively	5,435	—
Goodwill	6,285	6,285
Deferred tax assets, net	381	—
Other assets, net	1,729	6,688

Total assets	$294,211	$279,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 24, 2005	September 24, 2005
CURRENT LIABILITIES:
Accounts payable	$17,605	$14,163
Accrued expenses	19,567	25,237
Deferred revenue	22,263	21,134

Total current liabilities	59,435	60,534

Deferred income tax liabilities	—	1,471

Contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value- Authorized – 1,623 shares Issued – 0 shares	—	—
Common stock, $.01 par value- Authorized - 90,000 shares Issued – 44,869 and 44,295 shares, respectively	449	443
Capital in excess of par value	183,928	172,642
Retained earnings	52,168	46,452
Accumulated other comprehensive loss	(1,305)	(1,239)
Treasury stock, at cost - 90 shares	(464)	(464)

Total stockholders’ equity	234,776	217,834

Total liabilities and stockholders’ equity	$294,211	$279,839

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 24, 2005	December 25, 2004
Revenues:
Product sales	$72,219	$52,323
Service and other revenue	15,737	13,853

	87,956	66,176

Costs and expenses (1):
Cost of product sales	34,653	27,328
Cost of service and other revenue	16,321	14,640
Research and development	5,971	4,350
Selling and marketing	11,142	9,248
General and administrative	7,863	6,020
Charge for in-process research and development	4,200	—

	80,150	61,586

Income from operations	7,806	4,590
Interest income	1,295	259
Interest and other income (expense), net	(35)	19

Income before provision for income taxes	9,066	4,868
Provision for income taxes	3,350	294

Net income	$5,716	$4,574

Net income per common and common equivalent share:
Basic	$0.13	$0.11

Diluted	$0.12	$0.11

Weighted average number of common shares outstanding:
Basic	44,351	41,294

Diluted	46,801	43,522

(1) Stock-based Compensation included in Costs and Expenses:
Cost of revenues	$86	$—
Research and development	96	—
Selling and marketing	72	—
General and administrative	413	—

	$667	$—

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	December 24, 2005	December 25, 2004
OPERATING ACTIVITIES:
Net income	$5,716	$4,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,664	1,612
Amortization	915	290
Noncash interest expense	—	31
Tax benefit related to exercise of non-qualified stock options	(5,671)	—
Charge for in-process research and development	4,200	—
Compensation expense related to issuance of stock options	667	—
Deferred income taxes	(1,470)	(398)
Loss on disposal of property and equipment	24	229
Changes in assets and liabilities-
Accounts receivable	(4,429)	(3,390)
Inventories	(4,994)	5,584
Prepaid expenses and other current assets	352	(313)
Accounts payable	3,444	(901)
Accrued expenses	24	(1,741)
Deferred revenue	1,163	(83)

Net cash provided by operating activities	1,605	5,494

INVESTING ACTIVITIES:
Net cash paid for acquisition of intangible assets	(27,594)	—
Purchase of property and equipment	(3,249)	(3,148)
Increase in other assets	(847)	(198)

Net cash used in investing activities	(31,690)	(3,346)

FINANCING ACTIVITIES:
Repayment of note payable	—	(120)
Tax benefit related to exercise of non-qualified stock options	5,671	—
Net proceeds from sale of common stock pursuant to stock plans	5,006	1,895

Net cash provided by financing activities	10,677	1,775

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(72)	444

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,480)	4,367
CASH AND CASH EQUIVALENTS, beginning of period	113,994	68,335

CASH AND CASH EQUIVALENTS, end of period	94,514	$72,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$83	$105

Cash paid during the period for interest	$40	$17

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Exchange of note receivable for intangible assets	$5,424	$—

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share data)

(1)	Basis of Presentation

The consolidated financial statements of Hologic, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 24, 2005, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 6, 2005.

The balance sheet at September 24, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of December 24, 2005, the consolidated statements of income and the consolidated statements of cash flows for the three months ended December 24, 2005 and December 25, 2004, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three months ended December 24, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2006. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

On November 30, 2005, the Company effected a two-for-one stock split in the form of a stock dividend. The stock split has been retroactively reflected in the accompanying consolidated financial statements and notes for all periods presented.

(2)	Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition, allowance for doubtful accounts, deferred tax assets, certain accrued expenses, amortization periods, and intangible and long-lived assets.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

(3)	Acquisition of Intangible Assets

On September 29, 2005, pursuant to an Asset Purchase Agreement between Hologic, Inc. (Hologic) and Fischer Imaging Corporation (Fischer) (the Purchase Agreement), dated June 22, 2005, Hologic acquired the intellectual property and customer lists relating to Fischer’s mammography business and products for $26.9 million in cash and cancellation of the principal and interest outstanding under a $5.0 million secured loan previously provided by Hologic to Fischer.

The aggregate purchase price for the Fischer intellectual property and customer lists was approximately $33.0 million, which includes approximately $1.0 million related to direct acquisition costs. In accordance with Emerging Issues Task Force Issue No. 98-3, Determining Whether a Non-monetary Transaction Involved Receipt of Productive Assets or of a Business, the Company determined the acquisition does not qualify as an acquisition of a business and in accordance with SFAS No. 141 and SFAS No. 142, the purchase price has been allocated to the acquired assets of Fischer based on their fair value.

As part of the purchase price allocation, all intangible assets that are a part of the acquisition were identified and valued. It was determined that technology assets and customer lists had separately identifiable values. As a result of this identification and valuation process, the Company allocated approximately $4.2 million of the purchase price to in-process research and development projects related to Fischer’s digital mammography product. This allocation represented the estimated fair value assuming these projects were completed based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future use. The Company does not intend to complete these projects. Accordingly, these costs were expensed as of the acquisition date.

In addition, the Company allocated approximately $23.2 million and $5.6 million to developed technology and customer lists, respectively through the application of the income approach to determine the fair value of the acquired assets. Developed technology represents patented and unpatented technology and know-how related to the Fischer digital mammography and breast biopsy systems. Developed technology is expected to be amortized over a period of 12.5 years. Customer lists represent established relationships with customers, which provides a ready channel for the sale of additional products and services. Customer lists are expected to be amortized over a period of 8.5 years.

The aggregate purchase price of approximately $33 million including acquisition costs was allocated as follows:

Customer lists	$5,600
Developed technology and know-how	23,218
In-process research and development	4,200

$33,018

The Company considered whether any contingencies were acquired, as the price paid was more than the fair market value of the intangible assets and determined none were acquired.

(4)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 24, 2005	September 24, 2005
Raw materials and work-in-process	$38,330	$34,714
Finished goods	11,142	9,806

	$49,472	$44,520

Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(5)	Net Income Per Share

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended
	December 24, 2005	December 25, 2004
Basic weighted average common shares outstanding	44,351	41,294
Weighted average common equivalent shares	2,450	2,228

Diluted weighted average common shares outstanding	46,801	43,522

Diluted weighted average shares outstanding do not include options outstanding to purchase 26 and 1,318 common-equivalent shares as of December 24, 2005 and December 25, 2004, respectively, as their effect would have been antidilutive.

(6)	Stock Based Compensation

On December 16, 2004 the FASB issued SFAS Statement No. 123 (R) (SFAS 123(R)), Share-Based Payment, which is a revision of SFAS Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach on SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted for fiscal years starting after June 15, 2005. As a result, the Company has adopted SFAS 123(R) starting in its fiscal first quarter of 2006, which began on September 25, 2005.

As permitted by SFAS 123, the Company historically accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company has adopted the “modified prospective” method alternative outlined in SFAS 123(R). A “modified prospective” method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As a result, the Company is amortizing the unamortized stock-based compensation expense related to unvested option grants issued prior to the adoption of SFAS 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123. As a result, the Company has applied an estimated forfeiture rate of 9.7% in determining the expense recorded in the Company’s consolidated statement of income.

During the quarter ended December 24, 2005, the Company has recorded $667 of stock-based compensation expense as a result of the adoption of SFAS 123(R). The stock-based compensation expense included $86 in cost of revenues, $96 in research and development, $72 in selling and marketing and $413 in general and administrative expense for the three months ended December 24, 2005. The compensation expense reduced both basic and diluted earnings per share by $0.01. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of December 24, 2005, there was $5.0 million of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 2.4 years.

Prior to adopting SFAS 123(R), the Company accounted for stock-based compensation under APB 25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the year-ago period.

Three Months Ended
December 25, 2004
Net income as reported	$4,574
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(2,668)

Net income – pro forma	$1,906

Income per common equivalent share:
Basic – as reported	$0.11

Diluted – as reported	$0.11

Basic – pro forma	$0.05

Diluted – pro forma	$0.04

Effective with the adoption of SFAS 123(R), the Company has elected to use a bi-nomial model to determine the weighted average fair value of options, rather than the Black-Scholes model. The Company used an outside valuation advisor and its model to assist in more accurately projecting the weighted average fair value of options.

The Company had used the Black-Scholes option pricing model to determine the weighted average fair value of options prior to adopting SFAS 123(R). The weighted average fair value of options granted during the three months ended December 24, 2005, under the binomial valuation method, and December 25, 2004, under the Black-Scholes valuation method, were $15.39 and $5.57, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended
	December 24, 2005	December 25, 2004
Risk – free interest rate	4.3%	3.27%
Expected volatility	55%	70%
Expected life (in years)	4.8 years	4.0 years
Dividend yield	—	—

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. In projecting expected stock price volatility the Company considered both historical data and observable market prices of similar equity instruments. The Company estimated the expected life of stock options and stock option forfeitures based on historical experience.

The assumptions used to calculate the SFAS No. 148 pro forma disclosure for shares purchased under the Employee Stock Purchase (ESP) Plan under the Black-Scholes method were as follows:

Three Months Ended
December 25, 2004
Risk-free interest rates	1.70%
Expected dividend yield	—
Expected volatility	36%
Term	0.5 years

On February 28, 2005, the Board of Directors voted to discontinue the ESP Plan effective July 1, 2005.

(7)	Comprehensive Income

The Company’s only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.

A reconciliation of comprehensive income is as follows:

	Three Months Ended
	December 24, 2005	December 25, 2004
Net income as reported	$5,716	$4,574
Foreign currency translation adjustment	(64)	263

Comprehensive income	$5,652	$4,837

(8)	Business Segments and Geographic Information

Beginning in fiscal 2006, the Company combined its previously reported mammography and digital detector operating segments, to better reflect how the Company views its operations and manages its business. In fiscal 2006, the primary function of the digital detector business is to support the Company’s mammography product line.

The Company will now report its business as three segments: mammography, osteoporosis assessment and other. The Company’s other business segment includes its mini C-arm, extremity MRI, conventional general radiography service and digital general radiography systems businesses. Identifiable assets for the three principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other identifiable assets as corporate assets. Intersegment sales and transfers are not significant. Prior periods have been restated to conform to this presentation. Segment information for the three months ended December 24, 2005 and December 25, 2004 is as follows:

	Three Months Ended
	December 24, 2005	December 25, 2004
Total revenues–
Mammography	$62,781	$42,098
Osteoporosis Assessment	20,020	17,163
Other	5,155	6,915

	$87,956	$66,176

Operating income (loss)–
Mammography	$4,989	$1,837
Osteoporosis Assessment	3,005	1,633
Other	(188)	1,120

	$7,806	$4,590

Depreciation and amortization–
Mammography	$1,880	$1,094
Osteoporosis Assessment	639	698
Other	60	110

	$2,579	$1,902

Capital expenditures–
Mammography	$1,755	$1,767
Osteoporosis Assessment	1,470	1,381
Other	—	—

	$3,225	$3,148

	December 24, 2005	September 24, 2005
Identifiable assets–
Mammography	$96,319	$64,414
Osteoporosis Assessment	10,294	9,278
Other	10,040	8,801
Corporate	177,558	197,346

	$294,211	$279,839

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America during the three months ended December 24, 2005 and December 25, 2004 totaled approximately $24,046 and $17,981, respectively.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:

	Three Months Ended
	December 24, 2005	December 25, 2004
Europe	19%	20%
Asia	7	10
All others	7	4

	33%	34%

(9)	Litigation and Other Matters

In March 2005, the Company was served with a Complaint filed on November 12, 2004 by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that the Company’s HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff is seeking to preliminarily and permanently enjoin the Company from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, the Company filed an Answer and Counterclaims in response to the Complaint in which the Company denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. The Company does not believe that it infringes any valid or enforceable patents of the plaintiff and intends to vigorously defend its interests. As such, no amounts have been accrued related to this matter as of December 24, 2005.

In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not reasonably be likely to have a material effect on the Company’s financial condition or results of operations.

In October 2005, the Company received a request from the Federal Trade Commission (“FTC”) that asked the Company to voluntarily produce certain information and material to the FTC. In February 2006, the Company received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand as part of this ongoing investigation. The FTC’s requests, which do not allege any wrongdoing, are part of an FTC non-public investigation to determine whether the Company’s recent acquisition of certain assets owned by Fischer Imaging Corporation may be anticompetitive and in violation of Section 7 of the Clayton Act or Section 5 of the Federal Trade Commission Act. The Company is in the process of responding to the FTC requests. Because the investigation is at an early stage, the Company cannot predict its outcome or its effect, if any, on the Company’s business.

(10)	Income Taxes

The Company’s effective tax rates for the three months ended December 24, 2005 and December 25, 2004 were 37.0% and 6.0%, respectively, which were lower than the Company’s statutory federal and state rate of 40.0%. For the three months ended December 24, 2005, the lower effective rate was due to certain tax credits. The Company’s effective income tax rate for the three months ended December 25, 2004 was lower than the statutory rate primarily due to the utilization of previously unrecognized net operating losses. The Company currently expects to realize recorded deferred tax assets as of December 24, 2005 of approximately $7.2 million. Management’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company combined with tax planning strategies available to the Company will provide sufficient taxable income to realize recorded tax assets. Such tax strategies include estimates and involve judgment. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable. The Company’s net deferred tax asset increased $2.6 million in the current quarter primarily due to the benefit from the exercise of non-qualified stock options.

(11)	Product Warranties

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

Product warranty activity for the three months ended December 24, 2005 and December 25, 2004 is as follows:

	Balance at Beginning of Period	Accruals for warranties issued during the period	Write- Offs/Payments	Balance at End of Period
Three Months Ended:
December 24, 2005	$6,674	$1,414	$(867)	$7,221
December 25, 2004	$4,528	$2,999	$(1,762)	$5,765

(12)	Related Party Transactions

In fiscal 2000 and 2001, the Company loaned an officer an aggregate of $500 which is required to be repaid quarterly through April 2006. In the event of a change in control, as defined, the amounts outstanding will be forgiven. The note is unsecured and bears interest at 7% per annum.

In December 2002, the Compensation Committee of the Board of Directors approved a special bonus program to provide the officer with the funds necessary to pay the quarterly installments due under the loan. Under the special bonus program, for so long as the officer remains an officer of the Company and there are amounts remaining to be repaid under the loan, the Company will pay the officer a special quarterly bonus equal to the amount due under the loan, including interest due, plus an additional payment equal to the taxes due as a result of the special bonus and such additional payment, such that the net-after-tax special quarterly bonus to be received by the officer will equal the principal and interest then due under the loan. During the three months ended December 24, 2005 and December 25, 2004 the Company recognized $75 and $80, respectively, in bonus expense in connection with this program. As of January 1, 2006, the full amount of the loan had been repaid, and no further amounts will be paid to the officer under this special bonus program.

(13)	Goodwill and Intangible Assets

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

Goodwill by reporting segment consists of the following:

Reporting Segment	Balance as of December 24, 2005	Balance as of September 24, 2005
Mammography	$6,285	$6,285

Intangible assets consist of the following:

Reporting Segment	Description	Estimated Useful Life	As of December 24, 2005		As of September 24, 2005
			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Osteoporosis Assessment	Patents	1-20 years	$4,952	$4,550	$4,952	$4,516
Mammography	Developed Technology	10-12.5 years	32,326	5,284	9,108	4,592
	Customer Lists	8.5 years	5,600	165	—	—
	Patents	5 years	648	463	648	438
Other	Patents	4 years	2,000	2,000	2,000	2,000

The estimated remaining amortization expense for each of the five succeeding fiscal years:

September 30, 2006	$2,734
September 29, 2007	3,615
September 27, 2008	3,559
September 26, 2009	3,458
September 25, 2010	3,404

PART I - FINANCIAL INFORMATION (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLOGIC, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This report contains forward-looking information that involves risks and uncertainties, including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding expected future trends relating to our results of operations and the sufficiency of our capital resources. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to materially differ include, without limitation, manufacturing risks with respect to the Selenia™ and other of our digital products, including our reliance on a single source of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of digital X-ray products in general; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays; the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; our ability to predict accurately the demand for our products and to develop strategies to address our markets successfully; the early stage of market development for digital X-ray products; the ability of our direct service force to service our product offerings; risks relating to compliance with financial covenants under our leases; technical innovations that could render products marketed or under development by us obsolete; competition; our ability to successfully manage current or future strategic alliances or joint ventures; risks relating to acquisitions; expenses and uncertainties relating to litigation; and reimbursement policies for the use of our products. Other factors that could adversely affect our business and prospects are described in our filings with Securities and Exchange Commission. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 24, 2005. Except as set forth below, there have been no material changes to the critical accounting policies.

On December 16, 2004 the FASB issued SFAS Statement No. 123 (R) (SFAS 123(R)), Share-Based Payment, which is a revision of SFAS Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach on SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted for fiscal years starting after June 15, 2005. As a result, we have adopted SFAS 123(R) starting in our fiscal first quarter of 2006, which began on September 25, 2005.

As permitted by SFAS 123, we historically accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. We have adopted the “modified prospective” method alternative outlined in SFAS 123(R). A “modified prospective” method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As a result, we are amortizing the unamortized stock-based compensation expense related to unvested option grants issued prior to the adoption of SFAS 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. For options granted after our adoption of SFAS 123(R), we have elected to use a bi-romial model to determine the weighted average fair value of options, rather than the Black-Scholes model, which we had previously used. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we have applied an estimated forfeiture rate of 9.7% in determining the expense recorded in our consolidated statement of income. For further information regarding the assumptions we used in determining our stock-based compensation expense, see Note 6 to our financial statements.

During the quarter ended December 24, 2005, we have recorded $667,000 of stock-based compensation expense as a result of the adoption of SFAS 123(R). The stock-based compensation expense included $86,000 in cost of revenues, $96,000 in research and development, $72,000 in selling and marketing and $413,000 in general and administrative expense for the three months ended December 24, 2005. The compensation expense reduced both basic and diluted earnings per share by $0.01. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of December 24, 2005, there was $5.0 million of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 2.4 years.

On September 29, 2005, pursuant to an Asset Purchase Agreement between Hologic, Inc. (Hologic) and Fischer Imaging Corporation (Fischer) (the Purchase Agreement), dated June 22, 2005, Hologic acquired intellectual property and customer lists relating to Fischer’s mammography business and products for $26.9 million in cash and cancellation of the principal and interest outstanding under the $5.0 million secured loan previously provided by Hologic to Fischer. The aggregate purchase price for the Fischer intellectual property was approximately $33.0 million, which includes approximately $1.0 million related to acquisition fees and expenses.

As part of the purchase price allocation, all intangible assets that are a part of the acquisition were identified and valued. It was determined that technology assets and customer lists had separately identifiable values. As a result of this identification and valuation process, we allocated approximately $4.2 million of the purchase price to in-process research and development projects related to Fischer’s digital mammography product. This allocation represented the estimated fair value assuming these projects were completed based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future use. We do not intend to complete these projects. Accordingly, these costs were expensed as of the acquisition date.

In addition, we allocated approximately $23.2 million and $5.6 million to developed technology and customer lists, respectively. Developed technology represents patented and unpatented technology and know-how related to the Fischer digital mammography and breast biopsy systems. Developed technology is expected to be amortized over a period of 12.5 years. Customer lists represent established relationships with customers, which provides a ready channel for the sale of additional products and services. Customer lists are expected to be amortized over a period of 8.5 years.

Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2005.

OVERVIEW

We are engaged in the development, manufacture and distribution of proprietary X-ray, digital X-ray and other medical imaging systems. Our businesses are reported as three segments: mammography; osteoporosis assessment and other.

Our mammography products include a broad product line of breast imaging products, including film-based and digital mammography systems and breast biopsy systems. Beginning in 2006, we have combined our digital detector business with our mammography operating segment to better reflect how we view our operations and manage our business. Our digital detector products are a digital component for our digital mammography equipment and, to a much lesser extent, are a digital component for original equipment manufacturers to incorporate into their own equipment. Our osteoporosis assessment products primarily consist of dual-energy X-ray bone densitometry systems and, to a lesser extent, an ultrasound-based osteoporosis assessment product. Bone densitometry is the precise measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures. Our other business segment includes our mini C-arm, extremity MRI, conventional general radiography service and digital general radiography systems businesses. Our mini C-arm products are low intensity, fluoroscopic systems used primarily for image guidance of minimally invasive surgical procedures on a patient’s extremities. In January 2002, we closed the manufacturing facility for the conventional general radiography products; however, we continue to service and support most of these product lines. We have decided to phase out our digital general radiography systems and to focus on supplying our digital detectors to other original equipment manufacturers. In the current quarter, we began the ramp-up of sales and marketing activities for a line of third party extremity MRI systems.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales.

	Three Months Ended				Change
	December 24, 2005		December 25, 2004
	Amount	% of Total Revenue	Amount	% of Total Revenue
					Amount	%
Product Sales
Mammography	$54,306	62%	$35,010	53%	$19,296	55%
Osteoporosis Assessment	$15,010	17%	$12,747	19%	$2,263	18%
Other	$2,903	3%	$4,566	7%	($1,663)	(36%)

	$72,219	82%	$52,323	79%	$19,896	38%

In the current three month period, our product sales increased 38% compared to the corresponding period in the prior year, primarily due to an increase in revenues from our mammography products, and to a lesser extent an increase in osteoporosis assessment sales. Partially offsetting these increases was a decrease in our other segment product sales, primarily attributable to our continued phasing out of our general radiography systems business.

Mammography product sales increased 55% in the current quarter compared to the corresponding period in the prior year, primarily due to a $15.8 million increase in worldwide digital mammography system sales and a $4.9 million increase in worldwide Multicare stereotactic table sales, partially offset by a $2.0 million decrease in worldwide analog mammography sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems sold, offset in part, by a slight decrease in the average selling price for those systems. In the current quarter we sold 97 digital mammography systems compared to 50 systems in the first quarter of fiscal 2005. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The increase in sales of our Multicare stereotactic tables, worldwide, was primarily attributable to an increase in the number of systems sold in the current quarter as compared to the first quarter of fiscal 2005. The decrease in sales of our analog mammography systems was due to a decrease in average selling prices and a decrease in the number of systems sold primarily in the United States and in Europe. We believe that this decrease in analog system sales was primarily attributable to the shift in product sales to digital systems.

Osteoporosis assessment product sales increased 18% in the current quarter compared to the first quarter of fiscal 2005, primarily attributable to a $1.6 million increase in product sales in the United States. The total number of our dual-energy X-ray bone densitometry systems sold in the United States increased in the current quarter as compared to the first quarter of fiscal 2005. The increase in sales in the United States was primarily attributable to growing interest in our lower priced bone densitometry systems sold into the primary care market through our direct sales force.

Other product sales decreased 36% in the current quarter compared to the corresponding period in the prior year. This decrease was primarily attributable to a $1.9 million decrease in worldwide digital general radiography product sales, reflecting our decision to phase out this business. As a result of this decision, we expect our product sales for our digital general radiography systems to be negligible going forward. In the current three month period, we had no sales of digital general radiography systems.

In the first three months of fiscal 2006, approximately 67% of product sales were generated in the United States, 19% in Europe, 7% in Asia, and 7% in other international markets. In the first three months of fiscal 2005, approximately 66% of product sales were generated in the United States, 20% in Europe, 10% in Asia, and 4% in other international markets.

Service and Other Revenue.

	Three Months Ended				Change
	December 24, 2005		December 25, 2004
	Amount	% of Total Revenue	Amount	% of Total Revenue
					Amount	%
Service and Other Revenue	$15,737	18%	$13,853	21%	$1,884	14%

Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 14% in the current quarter compared to the corresponding period of the prior year. The increase in service and other revenue in the current quarter was primarily due to increases in service contract revenues of $1.8 million. We believe that this increase reflects the continued growth in our installed base of systems and detectors.

Costs of Product Sales.

	Three Months Ended				Change
	December 24, 2005		December 25, 2004
	Amount	% of Product Sales	Amount	% of Product Sales
					Amount	%
Cost of Product Sales	$34,653	48%	$27,328	52%	$7,325	27%

The cost of product sales increased 27% in the current quarter compared to the corresponding period in the prior year primarily due to the increased product sales discussed above.

The cost of product sales decreased as a percentage of product sales to 48% in the first quarter of fiscal 2006 from 52% in the first quarter of fiscal 2005. These costs decreased as a percentage of product sales primarily due to increased revenues and improved profitability associated with the shift in mammography product sales to Selenia, our full field digital mammography systems. Selenia systems have significantly higher selling prices, more than offsetting the higher costs of the product, when compared to analog mammography. In addition, higher Selenia sales combined with the increase in revenues for Multicare stereotactic tables, bone densitometers and digital detectors resulted in an improved absorption of fixed manufacturing costs. This improvement was partially offset by a slight reduction in the average selling prices for digital mammography systems worldwide, and a shift in sales to lower margin bone densitometry systems, sold both internationally and into the primary care market in the United States.

Costs of Service and Other Revenue.

	Three Months Ended				Change
	December 24, 2005		December 25, 2004
	Amount	% of Service Revenue	Amount	% of Service Revenue
					Amount	%
Cost of Service and Other Revenue	$16,321	104%	$14,640	106%	$1,681	11%

Cost of service and other revenue increased in absolute dollars primarily related to additional personnel and other costs to expand our service capabilities, especially in the United States to support our growing installed base of products. We expect our costs of service and other revenue to remain relatively high as a percentage of service and other revenue, reflecting our need to employ the required personnel for warranty, non-warranty and installation activities to service our growing installed base of products. We also expect a continued increase in customers entering into service agreements in connection with our transition to digital mammography and direct service coverage.

Operating Expenses.

	Three Months Ended				Change
	December 24, 2005		December 25, 2004
	Amount	% of Total Revenue	Amount	% of Total Revenue
					Amount	%
Operating Expenses
Research and Development	$5,971	7%	$4,350	7%	$1,621	37%
Selling and Marketing	$11,142	12%	$9,248	14%	$1,894	20%
General and Administrative	$7,863	9%	$6,020	9%	$1,843	31%
Charge for In-Process Research and Development	$4,200	5%	$—	—%	$4,200	—%

	$29,176	33%	$19,618	30%	$9,558	49%

Research and Development Expenses. Research and development expenses increased 37% in the current quarter as compared to the corresponding period in the prior year primarily due to an increase of $1.1 million in mammography related expenses including our tomosynthesis development project and, to a lesser extent, amortization of the acquired Fischer Imaging developed technology of $464,000. We expect total research and development expenses to continue to increase as we accelerate our development efforts of tomosynthesis technology for mammography and continue to amortize the Fischer Imaging developed technology.

Selling and Marketing Expenses. Selling and marketing expenses increased by 20% in the current quarter as compared to the corresponding period in the prior year. The increase was primarily due to an increase of approximately $485,000 of international distributor commissions due to increased product sales through these channels, an increase of approximately $455,000 of salaries, benefits and travel expenses from an increase in our direct sales force, $414,000 of increased commissions to our direct sales force due to the increased product sales in direct territories and $165,000 of customer list amortization as a result of the Fischer Imaging intellectual property acquisition. Our current quarter selling and marketing expenses included approximately $1.8 million for our annual RSNA trade show expenses, compared to approximately $1.7 million of such expenses in the first quarter of fiscal 2005.

General and Administrative Expenses. General and administrative expenses increased 31% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in the current quarter of approximately $724,000 in compensation and related expenses including $413,000 of stock-based compensation under newly adopted SFAS 123(R) and increased legal fees of $464,000.

Charge for In-Process Research and Development Expenses. The $4.2 million charge for in-process research and development was in connection with our acquisition of Fischer Imaging’s intellectual property relating to its digital mammography product on September 29, 2005.

Interest Income.

	Three Months Ended		Change
	December 24, 2005	December 25, 2004

	Amount	Amount	Amount	%
Interest Income	$1,295	$259	$1,036	400%

Interest income increased 400% in the current quarter compared to the corresponding period in the prior year primarily due to higher investment balances and an increase in the interest rate earned in the first quarter of fiscal 2006 compared to last year.

Interest and Other Income (Expense).

	Three Months Ended		Change
	December 24, 2005	December 25, 2004

	Amount	Amount	Amount	%
Interest and Other Income (Expense)	($35)	$19	($54)	(284%)

In the current quarter, interest and other income (expense) primarily consisted of $19,000 of foreign currency transaction loss and other interest expense of $16,000. In the first quarter of fiscal 2005, we had a foreign currency transaction gain of $119,000 that was offset by $100,000 of interest costs on the Wells Fargo Foothill, Inc. note payable, which was repaid in fiscal 2005. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision for Income Taxes.

	Three Months Ended		Change
	December 24, 2005	December 25, 2004

	Amount	Amount	Amount	%
Provision for Income Taxes	$3,350	$294	$3,056	1,039%

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. In the current quarter, our effective tax rate increased to 37% of pre-tax earnings. This rate is higher than the effective tax rate of 6% in the first quarter of fiscal 2005 due to the realization of our previously unbenefited deferred tax assets in the fourth quarter of fiscal 2005. We expect a more normalized effective tax rate of approximately 37% in fiscal 2006. In the current quarter, our net deferred tax asset increased by approximately $2.6 million primarily due to the benefit from the exercise of non-qualified stock options which are recorded as an increase to capital in excess of par value and not the Statement of Income.

Segment Results of Operations

Beginning in fiscal 2006, we combined our previously reported mammography and digital detector operating segments, to better reflect how we view our operations and manage our business. In fiscal 2006, the primary function of the digital detector business is to support our mammography product line.

We now report our business as three segments: mammography, osteoporosis assessment and other. Prior periods have been restated to conform to this presentation. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements included in our 2005 Annual Report on Form 10-K. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Mammography.

	Three Months Ended				Change
	December 24, 2005		December 25, 2004
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue
					Amount	%
Total Revenues	$62,781	100%	$42,098	100%	$20,683	49%

Operating Income	$4,989	8%	$1,837	4%	$3,152	172%

Mammography revenues increased primarily due to the $19.3 million increase in product sales discussed above and a $1.4 million increase in service revenues related to the increased number of systems in our installed base. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin in this business segment was 42% in the current quarter compared to 36% in the comparable quarter of the prior year. In the current quarter our gross margins improved from the increase in product revenues of our more profitable Selenia systems versus our analog mammography systems and from an increase in the number of

Multicare stereotactic tables allowing the greater absorption of manufacturing costs. This improvement in the gross margins was offset by a reduction in the average selling prices for the base digital systems and an increase in service related costs. In general, we expect improved gross margins in fiscal 2006 from the shift in product revenues to our more profitable Selenia full field digital mammography systems from our analog mammography systems. Operating expenses for this business segment increased 63% in the current quarter primarily due to the $4.2 million charge for in-process research and development and $629,000 of intangible asset amortization related to our acquisition of Fischer Imaging’s intellectual property and $443,000 of stock-based compensation under newly adopted SFAS 123(R).

Osteoporosis Assessment.

	Three Months Ended				Change
	December 24, 2005		December 25, 2004
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue
					Amount	%
Total Revenues	$20,020	100%	$17,163	100%	$2,857	17%

Operating Income	$3,005	15%	$1,633	10%	$1,372	84%

Osteoporosis assessment revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the $2.3 million increase in product sales discussed above and a $594,000 increase in service revenues related to the increased number of systems in our installed base. Operating income for osteoporosis assessment increased primarily from the increased gross profit from the increase in product sales partially offset by an increase in operating expenses including $193,000 of stock-based compensation under newly adopted SFAS 123(R). Our gross margin in this business segment was 46% in the current quarter compared to 41% in the comparable quarter of the prior year. The increase in osteoporosis assessment gross margins was primarily attributable to the increase in revenues and related improved absorption of manufacturing costs.

Other.

	Three Months Ended				Change
	December 24, 2005		December 25, 2004
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue
					Amount	%
Total Revenues	$5,155	100%	$6,915	100%	($1,760)	(25%)

Operating Income (Loss)	($188)	(4%)	$1,120	16%	($1,308)	(117%)

Revenues for this business segment, which includes the mini C-arm business, domestic distribution of a third party extremity MRI system, the digital general radiography business and the conventional general radiography service business, decreased primarily due to a $1.9 million decrease in digital general radiography systems sold worldwide, as a result of our phase-out of that business. The decrease in operating income was primarily due to our phase-out of the digital general radiography systems business and from the ramp-up of sales and marketing expenses for the new line of third party extremity MRI systems.

Liquidity and Capital Resources

At December 24, 2005 we had approximately $158.4 million of working capital. At that date our cash and cash equivalents totaled $94.5 million. Our cash and cash equivalents balance decreased approximately $19.5 million during the first quarter of fiscal 2006 primarily due to the use of cash to acquire the mammography intellectual property of Fischer Imaging and for purchases of property and equipment partially offset by cash provided by operating and financing activities.

Our cash provided by operating activities was $1.6 million, which included net income of $5.7 million for the first quarter of fiscal 2006 increased by non-cash charges for the acquired in-process research and development charge of $4.2 million related to the Fischer Imaging acquisition and for depreciation and amortization of an aggregate of $2.6 million partially offset by the $5.7 million tax benefit related to the exercise of non-qualified stock options. Cash used by operations due to changes in our current assets and liabilities included an increase in accounts receivable of $4.4 million, and an increase in inventory of $5.0 million. These uses of cash were partially offset by an increase in accounts payable of $3.4 million. The increase in accounts receivable was primarily due to increased revenues in the current quarter. The increase in inventory was to support the increased sales volume, especially for digital mammography. The increase in accounts payable was primarily due to the timing of payments and increased purchases to support our increasing revenues, especially in digital mammography.

In the first quarter of fiscal 2006, we used approximately $31.7 million of cash in investing activities. This use of cash was primarily attributable to the use of $27.6 million to acquire the Fischer Imaging intellectual property and, to a lesser extent, the use of $3.2 million for purchases of property and equipment, which consisted primarily of manufacturing equipment, research and development test equipment, demonstration equipment and computer hardware.

In the first quarter of fiscal 2006, financing activities provided us with $10.7 million of cash from the tax benefit related to the exercise of non-qualified stock options of $5.7 million and $5.0 million of cash from the exercise of stock options.

We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (2.11% at September 24, 2005) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At December 24, 2005 and September 24, 2005, there were no outstanding borrowings under this line.

In September 2002, we completed a sale/leaseback transaction for our headquarters and manufacturing facility located in Bedford, Massachusetts and our Lorad manufacturing facility in Danbury, Connecticut. The transaction resulted in net proceeds to us of $31.4 million. The lease for these facilities, including the associated land, has a term of 20 years, with four five-year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.2 million per year, which is subject to adjustment for increases in the consumer price index. The aggregate total minimum lease payments during the initial 20-year term are $62.9 million. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, we make customary representations and warranties and agree to certain financial covenants and indemnities. In the event we default on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. We were in compliance with all covenants as of December 24, 2005.

In March 2005, the Company was served with a Complaint filed on November 12, 2004 by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that the Company’s HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff is seeking to preliminarily and permanently enjoin the Company from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, the Company filed an Answer and Counterclaims in response to the Complaint in which the Company denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. The Company does not believe that it infringes any valid or enforceable patents of the plaintiff and intends to vigorously defend its interests. As such, no amounts have been accrued related to this matter as of December 24, 2005.

In October 2005, we received a request from the Federal Trade Commission, the FTC, that asked us to voluntarily produce certain information and material to the FTC. In February 2006, we received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand as part of this ongoing investigation. The FTC’s requests, which do not allege any wrongdoing, are part of an FTC non-public investigation to determine whether our recent acquisition of certain assets owned by Fischer Imaging Corporation may be anticompetitive and in violation of Section 7 of the Clayton Act or Section 5 of the Federal Trade Commission Act. We are in the process of responding to the FTC requests. Because the investigation is at an early stage, we cannot predict its outcome or its effect, if any, on our business.

The following table summarizes our contractual obligations and commitments as of December 24, 2005:

Payments Due by Period

(in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$58,486	$4,657	$8,177	$7,629	$38,023
Purchase Obligations (1)	43,063	14,036	29,027	—	—

Total Contractual Obligations	$101,549	$18,693	$37,204	$7,629	$38,023

(1)	The purchase obligations primarily relate to an exclusive distribution and service agreement in the United States under which we will sell and service a line of extremity MRI systems. Pursuant to the terms of this contract, we have certain minimum inventory purchase obligations for the initial term and are subject to renegotiation after the first eighteen month period in the event of any unforeseen changes in the market dynamics.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a European line of credit that accrues interest at the Europe Interbank Offered Rate plus 1.50%. At December 24, 2005, there were no amounts outstanding under the line of credit.

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

As of December 24, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

HOLOGIC, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.

No material developments.

Item 1A.	Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 24, 2005.

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

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits :

Exhibit Number		Reference
3.03	Certificate of Amendment to Certificate of Incorporation of Hologic	A-3.03

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

A.	We previously filed this exhibit on December 6, 2005 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 24, 2005, and the previously filed exhibit is incorporated herein by reference.

HOLOGIC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

February 2, 2006	/S/ JOHN W. CUMMING
Date	John W. Cumming
Chairman and Chief Executive Officer

February 2, 2006	/S/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Treasurer
(Principal Financial Officer)