Form 10-Q
period 2006-03-25
HOLOGIC INC
filed 2006-05-04
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2006

or

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of May 1, 2006, 45,591,289 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

HOLOGIC, INC. AND SUBSIDIARIES

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

ASSETS

	March 25, 2006	September 24, 2005
CURRENT ASSETS:
Cash and cash equivalents	$108,285	$113,994
Accounts receivable, less reserves of $2,458 and $2,592, respectively	70,771	57,742
Inventories	60,866	44,520
Prepaid expenses and other current assets	16,150	12,119

Total current assets	256,072	228,375

PROPERTY AND EQUIPMENT, at cost:
Land	1,500	1,500
Buildings and improvements	14,539	14,336
Equipment and software	47,475	43,282
Furniture and fixtures	3,896	3,805
Leasehold improvements	2,872	2,788

	70,282	65,711
Less: Accumulated depreciation and amortization	35,662	32,382

	34,620	33,329

OTHER ASSETS:
Patented technology, net of accumulated amortization of $7,069 and $6,954, respectively	531	646
Developed technology and know-how, net of accumulated amortization of $5,976 and $4,592, respectively	26,350	4,516
Customer lists, net of accumulated amortization of $329	5,271	—
Goodwill	6,285	6,285
Deferred tax assets, net	639	—
Other assets, net	3,213	6,688

Total assets	$332,981	$279,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
	March 25, 2006	September 24, 2005
CURRENT LIABILITIES:
Accounts payable	$20,102	$14,163
Accrued expenses	26,977	25,237
Current portion of deferred revenue	18,354	16,360

Total current liabilities	65,433	55,760

Deferred income tax liabilities	—	1,471
Deferred revenue, net of current portion	5,262	4,774

Total long term liabilities	5,262	6,245

Contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value- Authorized – 1,623 shares Issued – 0 shares	—	—
Common stock, $.01 par value- Authorized - 90,000 shares Issued – 45,564 and 44,295 shares, respectively	456	443
Capital in excess of par value	200,237	172,642
Retained earnings	63,332	46,452
Accumulated other comprehensive loss	(1,275)	(1,239)
Treasury stock, at cost - 90 shares	(464)	(464)

Total stockholders’ equity	262,286	217,834

Total liabilities and stockholders’ equity	$332,981	$279,839

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Revenues:
Product sales	$83,270	$54,924	$155,489	$107,248
Service and other revenue	17,715	14,313	33,452	28,165

	100,985	69,237	188,941	135,413

Costs and Expenses (1):
Cost of product sales	39,453	28,703	74,106	56,031
Cost of service and other revenue	18,411	13,761	34,731	28,401
Research and development	6,787	4,842	12,758	9,192
Selling and marketing	11,073	7,299	22,216	16,547
General and administrative	8,869	7,451	16,732	13,471
Charge for in-process research and development	—	—	4,200	—

	84,593	62,056	164,743	123,642

Income from operations	16,392	7,181	24,198	11,771
Interest income	978	464	2,273	722
Interest and other income (expense), net	44	(91)	9	(71)

Income before provision for income taxes	17,414	7,554	26,480	12,422
Provision for income taxes	6,250	1,506	9,600	1,800

Net income	$11,164	$6,048	$16,880	$10,622

Net income per common and common equivalent share:
Basic	$0.25	$0.14	$0.38	$0.25

Diluted	$0.24	$0.13	$0.36	$0.24

Weighted average number of common shares outstanding:
Basic	45,189	42,258	44,770	41,776

Diluted	47,345	44,882	47,073	44,202

____________ (1) Stock-based Compensation included in Costs and Expenses:
Cost of revenues	$98	$—	$184	$—
Research and development	97	—	193	—
Selling and marketing	76	—	148	—
General and administrative	467	—	880	—

	$738	$—	$1,405	$—

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	March 25, 2006	March 26, 2005
OPERATING ACTIVITIES:
Net income	$16,880	$10,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,432	3,132
Amortization	1,829	585
Noncash interest expense	—	72
Increase in deferred tax asset related to exercise of non-qualified stock options	(16,639)	—
Charge for in-process research and development	4,200	—
Compensation expense related to issuance of stock options	1,405	—
Deferred income taxes	(1,471)	(815)
Loss on disposal of property and equipment	99	584
Changes in assets and liabilities-
Accounts receivable	(13,081)	(4,064)
Inventories	(16,362)	3,197
Prepaid expenses and other current assets	(4,394)	285
Accounts payable	5,940	2,366
Accrued expenses	18,747	3,769
Deferred revenue	2,494	3,396

Net cash provided by operating activities	3,079	23,129

INVESTING ACTIVITIES:
Net cash paid for acquisition of intangible assets	(27,594)	—
Purchase of property and equipment	(4,816)	(4,727)
Increase in other assets	(2,588)	(1,038)

Net cash used in investing activities	(34,998)	(5,765)

FINANCING ACTIVITIES:
Repayment of note payable	—	(239)
Tax benefit related to exercise of non-qualified stock options	16,639	—
Net proceeds from sale of common stock pursuant to stock plans	9,616	10,014

Net cash provided by financing activities	26,255	9,775

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(45)	217

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,709)	27,356
CASH AND CASH EQUIVALENTS, beginning of period	113,994	68,335

CASH AND CASH EQUIVALENTS, end of period	108,285	$95,691

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$108	$241

Cash paid during the period for interest	$59	$103

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Exchange of note receivable for intangible assets	$5,424	$—

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

The balance sheet at September 24, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of March 25, 2006, the consolidated statements of income for the three and six months ended March 25, 2006 and March 26, 2005 and the consolidated statements of cash flows for the six months ended March 25, 2006 and March 26, 2005, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three months and six months ended March 25, 2006 and March 26, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2006. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

On November 30, 2005, the Company effected a two-for-one stock split in the form of a stock dividend. The stock split has been retroactively reflected in the accompanying consolidated financial statements and notes for all periods presented.

(2) Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition, allowance for doubtful accounts, deferred tax assets, certain accrued expenses, amortization periods, stock-based compensation and impairment of goodwill, intangible and long-lived assets.

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

(4) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 25, 2006	September 24, 2005
Raw materials and work-in-process	$42,654	$34,714
Finished goods	18,212	9,806

	$60,866	$44,520

Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(5) Net Income Per Share

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Basic weighted average common shares outstanding	45,189	42,258	44,770	41,776
Weighted average common equivalent shares	2,156	2,624	2,303	2,426

Diluted weighted average common shares outstanding	47,345	44,882	47,073	44,202

Diluted weighted average shares outstanding do not include options outstanding to purchase 149 and 262 common-equivalent shares for the three and six months ended March 25, 2006, respectively, and 120 and 256 common-equivalent shares for the three and six months ended March 26, 2005, respectively, as their effect would have been antidilutive.

(6) Stock Based Compensation

On December 16, 2004 the FASB issued SFAS Statement No. 123 (R) (SFAS 123(R)), Share-Based Payment, which is a revision of SFAS Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, (Opinion 25), Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach on SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted for fiscal years starting after June 15, 2005. As a result, the Company adopted SFAS 123(R) starting in its fiscal first quarter of 2006, which began on September 25, 2005.

As permitted by SFAS 123, the Company historically accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company has adopted the “modified prospective” method alternative outlined in SFAS 123(R). A “modified prospective” method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As a result, the Company is amortizing the unamortized stock-based compensation expense related to unvested option grants issued prior to the adoption of SFAS 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123. As a result, the Company has applied an estimated forfeiture rate of 9.7% in the first quarter and 10.6% in the second quarter of fiscal 2006 in determining the expense recorded in the Company’s consolidated statement of income.

As a result of the adoption of SFAS 123(R), the Company has recorded stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Cost of revenues	$98	$—	$184	$—
Research and development	97	—	193	—
Selling and marketing	76	—	148	—
General and administrative	467	—	880	—

	$738	$—	$1,405	$—

The compensation expense reduced both basic and diluted earnings per share by $0.01 for the three months ended March 25, 2006 and reduced both basic and diluted earnings per share by $0.02 for the six months ended March 25, 2006. These results reflect stock compensation expense of $738 and related tax benefit of $261 for the three months ended March 25, 2006. These results reflect stock compensation expense of $1,405 and related tax benefit of $509 for the six months ended March 25, 2006. No stock-based compensation expense was capitalized as part of inventory during the six months ended March 25, 2006. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of March 25, 2006, there was $9.5 million of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 2.6 years.

Prior to adopting SFAS 123(R), the Company accounted for stock-based compensation under APB 25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the year-ago period.

	Three Months Ended	Six Months Ended
	March 26, 2005	March 26, 2005
Net income as reported	$6,048	$10,622
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(2,842)	(5,288)

Net income – pro forma	$3,206	$5,334

Income per common equivalent share:
Basic – as reported	$0.14	$0.25

Basic – pro forma	$0.08	$0.13

Diluted – as reported	$0.13	$0.24

Diluted – pro forma	$0.07	$0.12

Effective with the adoption of SFAS 123(R), the Company has elected to use a bi-nomial model to determine the weighted average fair value of options, rather than the Black-Scholes model. The Company considered a number of factors to determine the fair value of options including the advice of an outside valuation advisor and the advisor’s model.

The Company had used the Black-Scholes option pricing model to determine the weighted average fair value of options prior to adopting SFAS 123(R). The weighted average fair value of options granted during the three and six months ended March 25, 2006, under the binomial valuation method, were $19.60 and $17.26, respectively. The weighted average fair value of options granted during the three and six months ended March 26, 2005, under the Black-Scholes valuation method, were $7.97 and $6.07, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Risk – free interest rate	4.6%	3.7%	4.5%	3.5%
Expected volatility	55%	60%	55%	65%
Expected life (in years)	4.6 years	4.0 years	4.7 years	4.0 years
Dividend yield	—	—	—	—

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Expected volatility is based on an average of the implied volatility, the volatility for the most recent period commensurate with the expected option life and the historical volatility over a period commensurate with the contractual term of the option. The Company estimated the expected life of stock options and stock option forfeitures based on historical experience.

The assumptions used to calculate the SFAS No. 148 pro forma disclosure for shares purchased under the Employee Stock Purchase (ESP) Plan under the Black-Scholes method were as follows:

	Three Months Ended	Six Months Ended
	March 26, 2005	March 26, 2005
Risk-free interest rates	2.52%	2.11%
Expected dividend yield	—	—
Expected volatility	42%	39%
Term	0.5 years	0.5 years

On February 28, 2005, the Board of Directors voted to discontinue the ESP Plan effective July 1, 2005.

The following table summarizes all stock option activity under all of the plans for the six months in the period ended March 25, 2006 (in thousands, except per share and weighted-average data):

	Number of Shares	Per Share Exercise Price	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 24, 2005	4,706	$1.97 - $26.44	$7.58
Granted	528	$26.38 -$53.67	$37.03
Terminated	(43)	$2.50 - $35.56	$8.35
Exercised	(1,268)	$1.97 - $27.73	$7.54

Outstanding at March 25, 2006	3,923	$1.97 - $53.67	$11.55	6.8	$169,892

Exercisable at March 25, 2006	2,303	$1.97 - $53.67	$7.56	5.8	$109,006

Vested and expected to vest at March 25, 2006(1)	3,647	$1.97 - $53.67	$6.51		$161,413

Available for grant at March 25, 2006	531

(1)	This represents the number of vested options as of March 25, 2006 plus the number of unvested options expected to vest as of March 25, 2006 based on the unvested outstanding options at March 25, 2006 adjusted for the estimated forfeiture rate of 10.6%.

The range of exercise prices for options outstanding and exercisable as of March 25, 2006 are as follows:

Options Outstanding					Options Exercisable
Range of Exercise Price		Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$1.97	$2.89	238	4.93	$2.57	238	$2.57
$2.94	$3.84	176	5.49	3.53	132	3.43
$3.88	$5.50	904	6.10	4.89	656	4.94
$5.75	$7.13	953	7.50	7.02	391	7.00
$7.15	$13.31	892	5.05	9.88	764	9.81
$13.60	$19.91	132	9.00	17.69	18	14.11
$20.48	$29.49	329	9.55	26.38	94	24.08
$30.92	$43.02	98	9.73	36.39	10	35.68
$47.83	$53.67	199	9.93	48.07	—	—

$1.97	$53.67	3,921	6.78	$11.55	2,303	$7.56

(7) Comprehensive Income

The Company’s only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.

A reconciliation of comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Net income as reported	$11,164	$6,048	$16,880	$10,622
Foreign currency translation adjustment	30	(138)	(36)	125

Comprehensive income	$11,194	$5,910	$16,844	$10,747

(8) Business Segments and Geographic Information

Beginning in fiscal 2006, the Company combined its previously reported mammography and digital detector operating segments, to better reflect how the Company views its operations and manages its business. In fiscal 2006, the primary function of the digital detector business is to support the Company’s mammography product line.

The Company now reports its business as three segments: mammography, osteoporosis assessment and other. The Company’s other business segment includes its mini C-arm, extremity MRI, conventional general radiography service and digital general radiography systems businesses. Identifiable assets for the three principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other identifiable assets as corporate assets. Intersegment sales and transfers are not significant. Prior periods have been restated to conform to this presentation. Segment information for the three months and six months ended March 25, 2006 and March 26, 2005 is as follows:

	Three Months Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Total revenues– Mammography	$72,980	$44,623	$135,760	$86,722
Osteoporosis Assessment	21,399	18,971	41,419	36,133
Other	6,606	5,643	11,762	12,558

	$100,985	$69,237	$188,941	$135,413

Operating income– Mammography	$13,268	$3,605	$18,257	$5,442
Osteoporosis Assessment	2,855	2,798	5,860	4,431
Other	269	778	81	1,898

	$16,392	$7,181	$24,198	$11,771

Depreciation and amortization– Mammography	$1,915	$1,128	$3,795	$2,222
Osteoporosis Assessment	693	595	1,332	1,293
Other	74	92	134	202

	$2,682	$1,815	$5,261	$3,717

Capital expenditures– Mammography	$1,022	$1,080	$2,777	$2,846
Osteoporosis Assessment	470	499	1,940	1,881
Other	—	—	—	—

	$1,492	$1,579	$4,717	$4,727

	March 25, 2006	September 24, 2005
Identifiable assets– Mammography	$101,385	$64,414
Osteoporosis Assessment	10,490	9,278
Other	15,049	8,801
Corporate	206,057	197,346

	$332,981	$279,839

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America during the three months and six months March 25, 2006 totaled approximately $29,104 and $53,150, respectively, and for the three and six months ended March 26, 2005 totaled approximately $21,603 and $39,585, respectively.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:

	Three Months Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Europe	20%	23%	19%	22%
Asia	10	13	9	11
All others	5	3	6	4

	35%	39%	34%	37%

(9) Litigation and Other Matters

In March 2005, the Company was served with a Complaint filed on November 12, 2004 by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that the Company’s HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff is seeking to preliminarily and permanently enjoin the Company from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, the Company filed an Answer and Counterclaims in response to the Complaint in which the Company denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. The Company does not believe that it infringes any valid or enforceable patents of the plaintiff and intends to vigorously defend its interests. As such, no amounts have been accrued related to this matter as of March 25, 2006.

The Company is the subject of a non-public FTC investigation to determine whether the Company’s recent acquisition of certain assets owned by Fischer Imaging Corporation may be anticompetitive and in violation of Section 7 of the Clayton Act or Section 5 of the Federal Trade Commission Act. The Company is in the process of responding to the FTC requests. The Company cannot predict the outcome or effect, if any, that this investigation will have on the Company’s business.

In the ordinary course of business, the Company is party to various types of litigation. The Company believes that all other litigation currently pending or threatened will not reasonably be likely to have a material effect on the Company’s financial condition or results of operations.

(10) Income Taxes

The Company’s effective tax rates for the three months ended March 25, 2006 and March 26, 2005 were 36% and 20%, respectively, and for the six months ended March 25, 2006 and March 26, 2005 were 36% and 14%, respectively, which were lower than the Company’s statutory federal and state rate of 40.0%. For the three and six months ended March 25, 2006, the lower effective rate was due to certain permanent tax differences. The Company’s effective income tax rate for the three and six months ended March 26, 2005 was lower than the statutory rate primarily due to the utilization of previously unrecognized net operating losses. The Company currently expects to realize recorded deferred tax assets as of March 25, 2006 of approximately $12.3 million. Management’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company combined with tax planning strategies available to the Company will provide sufficient taxable income to realize recorded tax assets. Such tax strategies include estimates and involve judgment. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable. The Company’s net deferred tax asset increased $7.8 million in the current six month period primarily due to the benefit from the exercise of non-qualified stock options.

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

Product warranty activity for the six months ended March 25, 2006 and March 26, 2005 is as follows:

	Balance at Beginning of Period	Accruals for warranties issued during the period	Write- Offs/Payments	Balance at End of Period
Six Months Ended:
March 25, 2006	$6,674	$3,014	$(1,573)	$8,115
March 26, 2005	$4,528	3,821	$(1,978)	$6,371

(12) Related Party Transactions

In fiscal 2000 and 2001, the Company loaned an officer an aggregate of $500, which is required to be repaid quarterly through April 2006. In the event of a change in control, as defined, the amounts outstanding will be forgiven. The note is unsecured and bears interest at 7% per annum.

In December 2002, the Compensation Committee of the Board of Directors approved a special bonus program to provide the officer with the funds necessary to pay the quarterly installments due under the loan. Under the special bonus program, for so long as the officer remains an officer of the Company and there are amounts remaining to be repaid under the loan, the Company will pay the officer a special quarterly bonus equal to the amount due under the loan, including interest due, plus an additional payment equal to the taxes due as a result of the special bonus and such additional payment, such that the net-after-tax special quarterly bonus to be received by the officer will equal the principal and interest then due under the loan. During the six months ended March 25, 2006 and March 26, 2005 the Company recognized $75 and $159, respectively, in bonus expense in connection with this program. As of January 1, 2006, the full amount of the loan had been repaid, and no further amounts will be paid to the officer under this special bonus program.

In May 2006, the Company entered into retention and severance agreements with certain executives that provide for retention payments in cash totaling $3 million if these executives remain employed with the Company through December 31, 2008 (“Retention Date”). The Company has determined that it is probable that these amounts will be paid and therefore, is accruing these amounts ratably through the Retention Date. In addition, in connection with the retention and severance agreements, these executives were awarded 53,903 restricted stock units with an aggregate value of $2.5 million. These restricted stock units cliff vest on the Retention Date. These shares will be excluded from the computation of basic earnings per share until the shares vest because the employee is not entitled to the rewards of stock ownership. The Company will record the $2.5 million as deferred stock based compensation, which will be amortized over the vesting period. The retention and severance agreements also provide these executives with certain cash payments and continuation of benefits, as defined, in the event of termination without cause.

In May 2006, the Company also entered into severance agreements with certain other key officers that provide for certain cash payments and continuation of benefits, as defined, in the event of termination without cause.

(13) Goodwill and Intangible Assets

Consistent with prior years, the Company conducted its annual impairment test of goodwill during the second quarter of fiscal 2006. The Company considered a number of factors, including an independent valuation, from prior years, to conduct this test. The valuation was based upon expected future discounted operating cash flows of the mammography reporting unit as well as analysis of recent sales or offerings of similar companies. The timing and size of impairment charges involve the application of management’s judgment and could significantly affect the Company’s operating results. The Company determined that it met all of the criteria under SFAS No. 142 to carry-forward the prior year determination of reporting unit fair value and based on the applicable valuation determined that no impairment exists.

Goodwill by reporting segment consists of the following:

Reporting Segment	Balance as of March 25, 2006	Balance as of September 24, 2005
Mammography	$6,285	$6,285

Intangible assets consist of the following:

			As of March 25, 2006		As of September 24, 2005
Reporting Segment	Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Osteoporosis Assessment	Patents	1-20 years	$4,952	$4,583	$4,952	$4,516
Mammography	Developed Technology	10-12.5 years	32,326	5,976	9,108	4,592
	Customer Lists	8.5 years	5,600	329	—	—
	Patents	5 years	648	486	648	438
Other	Patents	4 years	2,000	2,000	2,000	2,000

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Remaining through September 30, 2006	$1,820
September 29, 2007	3,615
September 27, 2008	3,559
September 26, 2009	3,458
September 25, 2010	3,404
Thereafter	16,294

(14) Subsequent Events

On April 17, 2006, the Company entered into a definitive agreement to acquire Suros Surgical Systems, Inc. The purchase price for the transaction will be $240 million (subject to adjustment), plus a two-year earn out. The closing consideration will consist of $132 million in cash and an additional $108 million payable, at the election of Hologic, in cash, shares of Hologic Common Stock or a combination thereof. The price per share will be equal to the ten-day trading average of the closing price per share of Hologic Common Stock for the period ending two trading days prior to the closing date. The earn-out will be payable in two annual cash installments equal to the incremental revenue growth in Suros Surgical’s business in the two years following the closing. This transaction is subject to customary closing conditions, including Suros Surgical stockholder approval and the expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act.

On April 24, 2006, the Company entered into a definitive agreement to acquire R2 Technology, Inc. The purchase price for the transaction will be $220 million (subject to adjustment) payable in shares of Hologic Common Stock. The price per share will be equal to the ten-trading day average of the closing price per share of Hologic Common Stock for the period ending two trading days prior to the closing date. This transaction is subject to a fairness hearing before the Commissioner of the California Department of Corporations, and to customary closing conditions, including R2 stockholder approval and the expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act.

On May 2, 2006, the Company acquired AEG Elektrofotografie GmbH and its group of related companies for a purchase price of EUR 21 million (subject to adjustment), excluding acquisition costs, plus a one-year earn-out of EUR 1.7 million. The purchase price consists of EUR 16,297,650 in cash and an additional 109,720 shares of Hologic Common Stock. The cash payment includes an escrow amount of EUR 2.8 million related to certain items and will be fully released 24 months after the closing date absent any asserted claims. The earn-out will be payable in cash if AEG Elektrofotografie calendar year 2006 EBITDA exceeds a pre-set amount. Goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. The Company is not required to make any further earn-out payments. This transaction will be accounted for using the purchase method of accounting and, accordingly, results of operation for AEG will be included in the Company’s consolidated financial statements from the date of acquisition. The Company has not yet completed the allocation of the purchase price, as appraisals associated with the valuation are not yet complete.

The Company has existing relationships with these parties as suppliers of inventory items. The supply agreements were entered into in prior years at arm’s length terms and conditions. No minimum purchase requirements exist and the pricing was consistent with other vendor agreements.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLOGIC, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This report contains forward-looking information that involves risks and uncertainties, including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding expected future trends relating to our results of operations and the sufficiency of our capital resources. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to materially differ include, without limitation, the Risk Factors set forth in Part II – Item 1A of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

On December 16, 2004 the FASB issued SFAS Statement No. 123(R) (SFAS 123(R)), Share-Based Payment, which is a revision of SFAS Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach on SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted for fiscal years starting after June 15, 2005. As a result, we have adopted SFAS 123(R) starting in our fiscal first quarter of 2006, which began on September 25, 2005.

As permitted by SFAS 123, we historically accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. We have adopted the “modified prospective” method alternative outlined in SFAS 123(R). A “modified prospective” method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As a result, we are amortizing the unamortized stock-based compensation expense related to unvested option grants issued prior to the adoption of SFAS 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. For options granted after our adoption of SFAS 123(R), we have elected to use a bi-nomial model to determine the weighted average fair value of options, rather than the Black-Scholes model, which we had previously used. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we have applied an estimated forfeiture rate of 9.7% in the first quarter and 10.6% in the second quarter of fiscal 2006 in determining the expense recorded in our consolidated statement of income. For further information regarding the assumptions we used in determining our stock-based compensation expense, see Note 6 to our financial statements.

During the six months ended March 25, 2006, we have recorded $1.4 million of stock-based compensation expense as a result of the adoption of SFAS 123(R). The stock-based compensation expense included $184,000 in cost of revenues, $193,000 in research and development, $148,000 in selling and marketing and $880,000 in general and administrative expense for the six months ended March 25, 2006. The compensation expense reduced both basic and diluted earnings per share by $0.02. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of March 25, 2006, there was $9.5 million of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 2.6 years.

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

Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see “Part II – Item 1A – Risk Factors” and the “Cautionary Statement” above.

OVERVIEW

We are engaged in the development, manufacture and distribution of proprietary X-ray, digital X-ray and other medical imaging systems. Our businesses are reported as three segments: mammography; osteoporosis assessment and other.

Our mammography products include a broad product line of breast imaging and related products, including film-based and digital mammography systems and breast biopsy systems. Beginning in 2006, we have combined our digital detector business with our mammography operating segment to better reflect how we view our operations and manage our business. Our digital detector products are a digital component for our digital mammography equipment and, to a much lesser extent, are a digital component for original equipment manufacturers to incorporate into their own equipment. Our osteoporosis assessment products primarily consist of dual-energy X-ray bone densitometry systems and, to a lesser extent, an ultrasound-based osteoporosis assessment product. Bone densitometry is the precise measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures. Our other business segment includes our mini C-arm, extremity MRI, conventional general radiography service and digital general radiography systems businesses. Our mini C-arm products are low intensity, fluoroscopic systems used primarily for image guidance of minimally invasive surgical procedures on a patient’s extremities. In January 2002, we closed the manufacturing facility for the conventional general radiography products; however, we continue to service and support most of these product lines. We have decided to phase out our digital general radiography systems and to focus on supplying our digital detectors to other original equipment manufacturers. In the current six month period, we began the ramp-up of sales and marketing activities including our initial sales of a line of third party extremity MRI systems of $1.0 million.

RECENT DEVELOPMENTS

On April 17, 2006, Hologic entered into a definitive agreement to acquire Suros Surgical Systems, Inc. (“Suros”), a leading innovator in the field of devices used for minimally invasive biopsy and tissue excision. The transaction is structured as a merger of a Hologic acquisition subsidiary into Suros, whereby Suros will become a wholly owned subsidiary of Hologic. The purchase price for the transaction is $240 million (subject to adjustment), plus a two-year earn out. The closing consideration will consist of $132 million in cash and an additional $108 million payable, at the election of Hologic, in cash, shares of Hologic Common Stock or a combination thereof. The price per share of any shares of Hologic Common Stock issued in this transaction will be equal to the ten-trading day average of the closing price per share of Hologic Common Stock for the period ending two trading days prior to the closing date. The earn-out will be payable in two annual cash installments based upon the incremental revenue growth in Suros’ business in the two years following the closing. This transaction is subject to customary closing conditions, including approval of Suros’ stockholders and the expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act.

On April 24, 2006, Hologic entered into a definitive agreement to acquire R2 Technology, Inc. (“R2”), a global expert in the field of computer-aided detection (CAD). The transaction is structured as a merger of a Hologic acquisition subsidiary into R2, whereby R2 will become a wholly owned subsidiary of Hologic. The purchase price for the transaction is $220 million (subject to adjustment) payable in shares of Hologic Common Stock. The price per share of Hologic Common Stock will be equal to the ten-trading day average of the closing price per share of Hologic Common Stock for the period ending two trading days prior to the closing date. This transaction is subject to a fairness hearing before the Commissioner of the California Department of Corporations and customary closing conditions, including the approval of R2’s stockholders and the expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act.

On May 2, 2006, Hologic acquired AEG Elektrofotografie GMGH (“AEG”), a private company headquartered in Warstein, Germany, for a purchase price of EUR 21 million (subject to adjustment), plus a one-year earn-out of EUR 1.7 million if AEG’s EBITDA for calendar year 2006 exceeds a target amount. The purchase price consists of EUR 16,297,650 in cash and additional 109,720 shares of Hologic Common Stock. AEG is a leading manufacturer of photoconductor materials, and has been Hologic’s sole supplier of amorphous selenium photoconductor coatings employed in Hologic’s full-field digital mammography detectors. AEG also develops, manufactures and sells photoconductor materials for use in a variety of electro photographic applications, including copying and printing. The acquisition is expected to facilitate manufacturing efficiencies and accelerate research and development of new detector products.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales.

	Three Months Ended						Six Months Ended
	March 25, 2006		March 26, 2005				March 25, 2006		March 26, 2005
		% of Total		% of Total	Change			% of Total		% of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
Product Sales
Mammography	$63,020	62%	$37,598	54%	$25,422	68%	$117,326	62%	$72,609	53%	$44,717	62%
Osteoporosis Assessment	$16,185	16%	$14,342	21%	$1,843	13%	$31,195	16%	$27,088	20%	$4,107	15%
Other	$4,065	4%	$2,984	4%	$1,081	36%	$6,968	4%	$7,551	6%	$(583)	(8)%

	$83,270	82%	$54,924	79%	$28,346	52%	$155,489	82%	$107,248	79%	$48,241	45%

In the current three and six month periods, our product sales increased 52% and 45%, respectively, compared to the corresponding periods in the prior year, primarily due to an increase in revenues from our mammography products, and to a lesser extent an increase in osteoporosis assessment sales and, in the current quarter, an increase in our other product sales due to the initial sales of a new line of third party extremity MRI systems of $1.0 million. Partially offsetting these increases in the current six month period was a slight decrease in our other segment product sales, primarily attributable to our continued phasing out of our general radiography systems business.

Mammography product sales increased 68% in the current quarter compared to the corresponding period in the prior year, primarily due to a $19.9 million increase in worldwide digital mammography system sales and, to a lesser extent, a $6.7 million increase in worldwide Multicare stereotactic table sales, partially offset by a $1.1 million decrease in worldwide analog mammography sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems sold. In the current quarter we sold 111 digital mammography systems compared to 55 systems in the second quarter of fiscal 2005. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The increase in sales of our Multicare stereotactic tables, worldwide, was primarily attributable to an increase in the number of systems sold in the current quarter as compared to the second quarter of fiscal 2005. The decrease in sales of our analog mammography systems was primarily due to a decrease in the number of systems sold primarily in the United States. We believe that this decrease in analog system sales was primarily attributable to the shift in product sales to digital systems.

For the current six month period, mammography product sales increased 62% compared to the corresponding period in the prior year, primarily due to a $35.7 million increase in worldwide digital mammography systems sales, and an $11.6 million increase in worldwide Multicare stereotactic table sales, partially offset by a $2.9 million decrease in worldwide analog mammography sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems sold, primarily in the United States. In the current six month period, we sold 208 digital mammography systems compared to 104 systems in the first six months of fiscal 2005. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The increase in sales of our Multicare stereotactic tables, worldwide, was primarily attributable to an increase in the number of systems sold in the current six month period compared to the first six months of fiscal 2005. The decrease in sales of our analog mammography systems was due to a decrease in the number of systems sold primarily in the United States and Europe.

Osteoporosis assessment product sales increased 13% in the current quarter compared to the second quarter of fiscal 2005, primarily attributable to a $1.2 million increase in product sales in the United States and a $595,000 increase in product sales internationally. The total number of our dual-energy X-ray bone densitometry systems sold in the United States and internationally increased in the current quarter as compared to the second quarter of fiscal 2005. For the current six month period, osteoporosis assessment product sales increased 15% compared to the corresponding period in the prior year, primarily due to a $2.9 million increase in product sales in the United States and a $1.2 million increase in product sales internationally. These increases in sales in the United States were primarily attributable to growing interest in our lower priced bone densitometry systems sold into the primary care market through our direct sales force, and internationally to an increase in the number of our lower priced Explorer bone densitometry systems sold.

Other product sales increased 36% in the current quarter compared to the corresponding period in the prior year. This increase was primarily attributable to our initial sales of $1.0 million of a new line of third party extremity MRI systems. In the current six month period, other product sales decreased 8% compared to the corresponding period in the prior year. This decrease was primarily due to a $1.9 million decrease in worldwide digital general radiography product sales, reflecting our decision to phase out this business. As a result of this decision, we expect our product sales for our digital general radiography systems to be negligible going forward. Partially offsetting this decrease was the initial sales of the third party extremity MRI systems.

In the first six months of fiscal 2006, approximately 66% of product sales were generated in the United States, 19% in Europe, 9% in Asia, and 6% in other international markets. In the first six months of fiscal 2005, approximately 63% of product sales were generated in the United States, 22% in Europe, 11% in Asia, and 4% in other international markets.

Service and Other Revenue.

	Three Months Ended						Six Months Ended
	March 25, 2006		March 26, 2005				March 25, 2006		March 26, 2005
		% of Total		% of Total	Change			% of Total		% of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
Service and Other Revenue	$17,715	18%	$14,313	21%	$3,402	24%	$33,452	18%	$28,165	21%	$5,287	19%

Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 24% in the current quarter and 19% in the current six month period compared to the corresponding periods of the prior year. The increases in service and other revenue in the current three and six month periods were primarily due to increases in service contract revenues and installation revenues. We believe that these increases reflect the continued growth in our installed base of systems and detectors.

Costs of Product Sales.

	Three Months Ended						Six Months Ended
	March 25, 2006		March 26, 2005				March 25, 2006		March 26, 2005
		% of Product		% of Product	Change			% of Product		% of Product	Change
	Amount	Sales	Amount	Sales	Amount	%	Amount	Sales	Amount	Sales	Amount	%
Cost of Product Sales	$39,453	47%	$28,703	52%	$10,750	37%	$74,106	48%	$56,031	52%	$18,075	32%

The cost of product sales increased 37% in the current quarter and 32% in the current six month period compared to the corresponding periods in the prior year primarily due to the increased product sales discussed above.

The cost of product sales decreased as a percentage of product sales to 47% in the current quarter of fiscal 2006 from 52% in the second quarter of fiscal 2005 and to 48% in the current six month period from 52% in the first six months of fiscal 2005. These costs decreased as a percentage of product sales primarily due to increased revenues and improved profitability associated with the shift in mammography product sales to Selenia, our full field digital mammography systems. Selenia systems have significantly higher selling prices, more than offsetting the higher costs of the product, when compared to analog mammography. In addition, higher Selenia sales combined with the increase in revenues for Multicare stereotactic tables, bone densitometers and digital detectors resulted in an improved absorption of fixed manufacturing costs. This improvement was partially offset by a shift in sales to lower margin bone densitometry systems, sold both internationally and into the primary care market in the United States.

Costs of Service and Other Revenue.

	Three Months Ended						Six Months Ended
	March 25, 2006		March 26, 2005				March 25, 2006		March 26, 2005
		% of Service		% of Service	Change			% of Service		% of Service	Change
	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
Cost of Service and Other Revenue	$18,411	104%	$13,761	96%	$4,650	34%	$34,731	104%	$28,401	101%	$6,330	22%

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

Operating Expenses.

	Three Months Ended						Six Months Ended
	March 25, 2006		March 26, 2005				March 25, 2006		March 26, 2005
		% of Total		% of Total	Change			% of Total		% of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
Operating Expenses
Research and Development	$6,787	6%	$4,842	7%	$1,945	40%	$12,758	7%	$9,192	7%	$3,566	39%
Selling and Marketing	$11,073	11%	$7,299	10%	$3,774	52%	$22,216	11%	$16,547	12%	$5,669	34%
General and Administrative	$8,869	9%	$7,451	11%	$1,418	19%	$16,732	9%	$13,471	10%	$3,261	24%
Charge for In-Process R&D	$—	—%	$—	—%	$—	—%	$4,200	2%	$—	—%	$4,200	—%

	$26,729	26%	$19,592	28%	$7,137	36%	$55,906	29%	$39,210	29%	$16,696	43%

Research and Development Expenses. Research and development expenses increased 40% and 39%, respectively, in the current three and six month periods as compared to the corresponding periods in the prior year primarily due to an increase of $1.9 million in the current quarter and $3.6 million in the current six month periods in mammography related expenses including our tomosynthesis development project and, to a lesser extent, amortization of the acquired Fischer Imaging developed technology of $464,000 in the current quarter and $929,000 in the current six month period. We expect total research and development expenses to continue to increase as we accelerate our development efforts of tomosynthesis technology for mammography and continue to amortize the Fischer Imaging developed technology.

Selling and Marketing Expenses. Selling and marketing expenses increased by 52% and 34%, respectively, in the current three and six month periods as compared to the corresponding periods in the prior year, primarily due to the increased level of revenues. In the current quarter, the increase was primarily due to an increase of $1.1 million of increased commissions to our direct sales force due to the increased product sales in direct territories, an increase of approximately $1.1 million of salaries, benefits and travel expenses from an increase in our direct sales force and an increase of approximately $700,000 of international distributor commissions due to increased product sales through these channels. In the first six months of fiscal 2006, these increases were primarily due to an increase of $1.5 million of increased commissions to our direct sales force due to the increased product sales in direct territories, $1.4 million of salaries, benefits and travel expenses from an increase in our direct sales force and $1.1 million of international distributor commissions due to increased product sales through these channels.

General and Administrative Expenses. General and administrative expenses increased 19% and 24%, respectively, in the current three and six months compared to the corresponding periods in the prior year. In the current quarter, compensation and related expenses increased approximately $754,000 including $467,000 of stock-based compensation under newly adopted SFAS 123(R) and increased legal fees of $503,000. In the first six months of fiscal 2006, compensation and related expenses increased approximately $1.5 million including $880,000 of stock-based compensation and increased legal expenses of $1.0 million due to the ongoing FTC investigation and the Sokolov litigation.

Charge for In-Process Research and Development Expenses. The $4.2 million charge for in-process research and development was in connection with our acquisition of Fischer Imaging’s intellectual property relating to its digital mammography product on September 29, 2005.

Interest Income.

	Three Months Ended				Six Months Ended
	March 25, 2006	March 26, 2005	Change		March 25, 2006	March 26, 2005	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$978	$464	$514	111%	$2,273	$722	$1,551	215%

Interest income increased 111% and 215%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to higher investment balances and an increase in the interest rate earned in the first three and six month periods of fiscal 2006 compared to last year.

Interest Expense and Other Income (Expense) net.

	Three Months Ended				Six Months Ended
	March 25, 2006	March 26, 2005	Change		March 25, 2006	March 26, 2005	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense and Other Income (Expense), net	$44	$(91)	$135	148%	$9	$(71)	$80	113%

In the current three and six month periods, interest and other income (expense) primarily consisted of reimbursement for damage to an item of our inventory partially offset by foreign currency transaction losses. In the second quarter of fiscal 2005, this expense primarily consisted of interest costs on the Wells Fargo Foothill, Inc. note payable, which was repaid in fiscal 2005. For the first six months of fiscal 2005, this expense included interest costs on the Wells Fargo Foothill note payable partially offset by foreign currency transaction gains. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision for Income Taxes.

	Three Months Ended				Six Months Ended
	March 25, 2006	March 26, 2005	Change		March 25, 2006	March 26, 2005	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$6,250	$1,506	$4,744	315%	$9,600	$1,800	$7,800	433%

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. In the current three and six month periods, our effective tax rate was 36% of pre-tax earnings. This rate is higher than the effective tax rate of 20% and 14%, respectively, in the comparable three and six month periods of fiscal 2005 due to the realization of our previously unbenefited deferred tax assets in the fourth quarter of fiscal 2005. We expect a more normalized effective tax rate of approximately 36% in fiscal 2006. In the current three and six month periods, our net deferred tax asset increased by approximately $5.1 million and $7.8 million, respectively, primarily due to the benefit from the exercise of non-qualified stock options which are recorded as an increase to capital in excess of par value and not the Statement of Income.

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

Mammography.

	Three Months Ended						Six Months Ended
	March 25, 2006		March 26, 2005				March 25, 2006		March 26, 2005
		% of Total		% of Total				% of Total		% of Total
		Segment		Segment	Change			Segment		Segment	Change
	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
Total Revenues	$72,980	100%	$44,623	100%	$28,357	64%	$135,760	100%	$86,722	100%	$49,038	57%

Operating Income	$13,268	18%	$3,605	8%	$9,663	268%	$18,257	13%	$5,442	6%	$12,815	235%

Mammography revenues increased primarily due to the increase in product sales of $25.4 million and $44.7 million, respectively, in the current three and six month periods compared to the prior year as discussed above and an increase in service revenues of $2.9 million and $4.3 million, respectively, in the current three and six month periods related to the increased number of systems in our installed base. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin in this business segment was 44% and 43%, respectively, in the current three and six month periods compared to 37% in the corresponding periods of the prior year. In the current three and six month periods our gross margins improved from the increase in product revenues of our more profitable Selenia systems versus our analog mammography systems and from an increase in the number of Multicare stereotactic tables allowing the greater absorption of manufacturing costs. This improvement in the gross margins was offset by an increase in service related costs. In general, we expect improved gross margins in fiscal 2006 from the shift in product revenues to our more profitable Selenia full field digital mammography systems from our analog mammography systems. Operating expenses for this business segment increased 41% and 52% in the current three and six month periods, respectively, primarily due to increased research and development expenses, related to our tomosynthesis project, intangible asset amortization related to our acquisition of Fischer Imaging’s intellectual property of $629,000 and $1.3 million, respectively, and stock-based compensation charges under newly adopted SFAS 123(R) of $490,000 and $933,000, respectively. In the current six month period, the increase also included the $4.2 million charge for in-process research and development related to our acquisition of Fischer Imaging’s intellectual property.

Osteoporosis Assessment.

	Three Months Ended						Six Months Ended
	March 25, 2006		March 26, 2005				March 25, 2006		March 26, 2005
		% of Total		% of Total				% of Total		% of Total
		Segment		Segment	Change			Segment		Segment	Change
	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
Total Revenues	$21,399	100%	$18,971	100%	$2,428	13%	$41,419	100%	$36,133	100%	$5,286	15%

Operating Income	$2,855	13%	$2,798	15%	$57	2%	$5,860	14%	$4,431	12%	$1,429	32%

Osteoporosis assessment revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the $1.8 million increase in product sales discussed above and a $585,000 increase in service revenues related to the increased number of systems in our installed base. In the current six month period, these revenues increased, as compared to the corresponding period in the prior year, primarily due to the $4.1 million increase in product sales and a $1.2 million increase in service related revenues related to the increased number of systems in our installed base. Operating income for osteoporosis assessment increased for the current three and six month periods primarily from the increased gross profit from the increase in product sales partially offset by an increase in operating expenses including $210,000 and $403,000, respectively, of stock-based compensation under newly adopted SFAS 123(R). Our gross margin in this business segment was 44% and 45%, respectively, in the current three and six month periods compared to 44% and 42%, respectively, in the corresponding periods of the prior year. The increase in osteoporosis assessment gross margins in the current six month period was primarily attributable to the increase in revenues and related improved absorption of manufacturing costs.

Other.

	Three Months Ended						Six Months Ended
	March 25, 2006		March 26, 2005				March 25, 2006		March 26, 2005
		% of Total		% of Total				% of Total		% of Total
		Segment		Segment	Change			Segment		Segment	Change
	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
Total Revenues	$6,606	100%	$5,643	100%	$963	17%	$11,762	100%	$12,558	100%	$(796)	(6)%

Operating Income (Loss)	$269	4%	$778	14%	$(509)	(65)%	$81	1%	$1,898	15%	$(1,817)	(96)%

Revenues for this business segment, which includes the mini C-arm business, domestic distribution of a third party extremity MRI system, the digital general radiography business and the conventional general radiography service business, increased in the current quarter compared to the comparable period of the prior year primarily due to our initial sales of $1.0 million of the new line of third party extremity MRI systems. In the current six month period, these revenues decreased due to a $1.9 million decrease in digital general radiography systems sold worldwide, as a result of our phase-out of that business partially offset by the initial extremity MRI system sales. The decrease in operating income was primarily due to our phase-out of the digital general radiography systems business and from the ramp-up of sales and marketing expenses for a new line of third party extremity MRI systems.

Liquidity and Capital Resources

At March 25, 2006 we had approximately $190.6 million of working capital. At that date our cash and cash equivalents totaled $108.3 million. Our cash and cash equivalents balance decreased approximately $5.7 million during the first six months of fiscal 2006 primarily due to the use of cash to acquire the mammography intellectual property of Fischer Imaging and for purchases of property and equipment partially offset by cash provided by financing and operating activities.

Our cash provided by operating activities was $3.1 million, which included net income of $16.9 million for the first six months of fiscal 2006 increased by non-cash charges for depreciation and amortization of an aggregate of $5.3 million, the acquired in-process research and development charge of $4.2 million related to the Fischer Imaging acquisition partially offset by the $16.6 million tax benefit related to the exercise of non-qualified stock options. Cash used by operations due to changes in our current assets and liabilities included an increase in accounts receivable of $13.1 million, and an increase in inventory of $16.4 million. These uses of cash were partially offset by an increase in accrued expenses of $18.7 million and an increase in accounts payable of $5.9 million. The increase in accounts receivable was primarily due to increased revenues in the current quarter. The increase in inventory was to fulfill certain purchase commitments in connection with the distribution of a third party extremity MRI system and to support the increased sales volume, especially for digital mammography. The increase in accrued expenses is primarily due to the benefit from the exercise of non-qualified stock options which are recorded as an increase to capital in excess of par value and not the Statement of Income. The increase in accounts payable was primarily due to the timing of payments and increased purchases to support our increasing revenues, especially in digital mammography.

In the first six months of fiscal 2006, we used approximately $35.0 million of cash in investing activities. This use of cash was primarily attributable to the use of $27.6 million to acquire the Fischer Imaging intellectual property and, to a lesser extent, the use of $4.8 million for purchases of property and equipment, which consisted primarily of manufacturing equipment, research and development test equipment, demonstration equipment and computer hardware.

In the first six months of fiscal 2006, financing activities provided us with $26.3 million of cash from the tax benefit related to the exercise of non-qualified stock options of $16.6 million and $9.6 million of cash from the exercise of stock options.

We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (2.64% at March 25, 2006) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At March 25, 2006 and September 24, 2005, there were no outstanding borrowings under this line.

On April 17, 2006, Hologic entered into a definitive agreement to acquire Suros Surgical Systems, Inc. (“Suros”), a leading innovator in the field of devices used for minimally invasive biopsy and tissue excision. The transaction is structured as a merger of a Hologic acquisition subsidiary into Suros, whereby Suros will become a wholly owned subsidiary of Hologic. The purchase price for the transaction is $240 million (subject to adjustment), plus a two-year earn out. The closing consideration will consist of $132 million in cash and an additional $108 million payable, at the election of Hologic, in cash, shares of Hologic Common Stock or a combination thereof. The price per share of any shares of Hologic Common Stock issued in this transaction will be equal to the ten-trading day average of the closing price per share of Hologic Common Stock for the period ending two trading days prior to the closing date. The earn-out will be payable in two annual cash installments based upon the incremental revenue growth in Suros’ business in the two years following the closing. This transaction is subject to customary closing conditions, including approval of Suros’ stockholders and the expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act.

On April 24, 2006, Hologic entered into a definitive agreement to acquire R2 Technology, Inc. (“R2”), a global expert in the field of computer-aided detection (CAD). The transaction is structured as a merger of a Hologic acquisition subsidiary into R2, whereby R2 will become a wholly owned subsidiary of Hologic. The purchase price for the transaction is $220 million (subject to adjustment) payable in shares of Hologic Common Stock. The price per share of Hologic Common Stock will be equal to the ten-trading day average of the closing price per share of Hologic Common Stock for the period ending two trading days prior to the closing date. This transaction is subject to a fairness hearing before the Commissioner of the California Department of Corporations and customary closing conditions, including the approval of R2’s stockholders and the expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act.

On May 2, 2006, Hologic acquired AEG Elektrofotografie GMGH (“AEG”), a private company headquartered in Warstein, Germany, for a purchase price of EUR 21 million (subject to adjustment), plus a one-year earn-out of EUR 1.7 million if AEG’s EBITDA for calendar year 2006 exceeds a target amount. The purchase price consists of EUR 16,297,650 in cash and additional 109,720 shares of Hologic Common Stock. AEG is a leading manufacturer of photoconductor materials, and has been Hologic’s sole supplier of amorphous selenium photoconductor coatings employed in Hologic’s full-field digital mammography detectors. AEG also develops, manufactures and sells photoconductor materials for use in a variety of electro photographic applications, including copying and printing. The acquisition is expected to facilitate manufacturing efficiencies and accelerate research and development of new detector products.

In September 2002, we completed a sale/leaseback transaction for our headquarters and manufacturing facility located in Bedford, Massachusetts and our Lorad manufacturing facility in Danbury, Connecticut. The transaction resulted in net proceeds to us of $31.4 million. The lease for these facilities, including the associated land, has a term of 20 years, with four five-year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.2 million per year, which is subject to adjustment for increases in the consumer price index. The aggregate total minimum lease payments during the initial 20-year term are $62.9 million. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, we make customary representations and warranties and agree to certain financial covenants and indemnities. In the event we default on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. We were in compliance with all covenants as of March 25, 2006.

In March 2005, the Company was served with a Complaint filed on November 12, 2004 by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that the Company’s HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff is seeking to preliminarily and permanently enjoin the Company from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, the Company filed an Answer and Counterclaims in response to the Complaint in which the Company denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. The Company does not believe that it infringes any valid or enforceable patents of the plaintiff and intends to vigorously defend its interests. As such, no amounts have been accrued related to this matter as of March 25, 2006.

We are the subject of an FTC non-public investigation to determine whether our recent acquisition of certain assets owned by Fischer Imaging Corporation may be anticompetitive and in violation of Section 7 of the Clayton Act or Section 5 of the Federal Trade Commission Act. We are in the process of responding to FTC requests regarding this investigation. We cannot predict the outcome or the effect, if any, of this investigation on our business.

The following table summarizes our contractual obligations and commitments as of March 25, 2006:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$57,959	$4,722	$8,417	$7,736	$37,084
Purchase Obligations (1)	36,748	11,096	25,652	—	—

Total Contractual Obligations	$94,707	$15,818	$34,069	$7,736	$37,084

(1)	The purchase obligations primarily relate to an exclusive distribution and service agreement in the United States under which we will sell and service a line of extremity MRI systems. Pursuant to the terms of this contract, we have certain minimum inventory purchase obligations for the initial term and are subject to renegotiation after the first eighteen month period in the event of any unforeseen changes in the market dynamics.

The expected timing of payment and amounts of the obligations discussed above are estimated based on current information.

Except as set forth above, we do not have any other significant capital commitments. We are considering various options to fund the cash portion of the purchase price for the acquisition of Suros and our ongoing capital requirements following that acquisition, including debt, convertible debt and equity. As disclosed in “Part II —Item 1A— Risk Factors – Risk Factors Relating to Acquisitions we cannot assure that such financing will be available on favorable terms, if at all. We are also working on several projects, with an emphasis on digital mammography that will require significant investments of time and resources. Subject to the risk factors set forth in Item 1A of this report, our ability to obtain the financing for the cash portion of the purchase price for our acquisition of Suros, and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Report, we believe that we have sufficient funds in order to fund our expected operations over the next twelve months.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under a European line of credit that accrues interest at the Europe Interbank Offered Rate plus 1.50%. At March 25, 2006, there were no amounts outstanding under the line of credit.

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

As of March 25, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Risk Factors Relating to Acquisitions

The required regulatory approvals may not be obtained or may contain materially burdensome conditions.

Completion of the acquisitions of each of Suros and R2 is conditioned upon the receipt of governmental approvals, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, which has not yet been obtained and may not be obtained prior to the date of the Suros or R2 stockholder meeting, as the case may be, or at all. Although the parties have agreed in their respective acquisition agreements to use their commercially reasonable efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental entities from which these approvals are required may impose conditions on the completion of the applicable acquisition or require changes to the terms of the acquisition, which conditions could have the effect of jeopardizing or delaying completion of the applicable acquisition or reducing the anticipated benefits of the acquisition.

The acquisitions of each of Suros and R2 are subject to conditions to closing that could result in the acquisition being delayed or not completed, which could negatively impact Hologic’s business and result in additional costs to complete the transaction.

The acquisitions of each of Suros and R2 are subject to conditions to closing as set forth in the applicable merger agreement. The acquisition of R2 includes the requirement that Hologic use commercially reasonable efforts to obtain approval from the Commissioner of the California Department of Corporation of the fairness of the terms and conditions of that merger and the issuance of the shares of Hologic common stock to be issued in that transaction. If the fairness approval is not granted, Hologic has agreed to file a registration statement on Form S-4 with the SEC to register the shares to be issued in the merger. Similarly, in the acquisition of Suros, Hologic has agreed to file a registration statement on Form S-4 to register the shares of Hologic common stock, if Hologic determines the merger shares to be issued in that transaction cannot be issued pursuant to Regulation D. In the acquisition of each of Suros and R2, Hologic has also agreed to obtain stockholder approval if the issuance of a number of merger shares in the applicable transaction would require Hologic’s stockholders to approve the applicable merger agreement and the transactions contemplated thereby under applicable law or the rules of the Nasdaq National Market. If any of the conditions to the acquisition of Suros or R2 are not satisfied and, where waiver is permissible, not waived, the applicable acquisition will not be consummated. Failure to consummate the acquisition could negatively impact Hologic’s stock price and future business and operations. Any delay in the consummation of the merger or any uncertainty about the consummation of the acquisition may increase transaction costs associated with the acquisition, adversely affect the future businesses, results of operations of Hologic or the combined companies.

The failure to successfully integrate the acquired businesses and operations in the expected time frame may adversely affect the combined companies future results.

Hologic believes that the acquisitions of Suros, R2 and AEG will result in certain benefits, including certain cost synergies, product innovations, and operational efficiencies. However, to realize these anticipated benefits, the businesses of Suros, R2 and AEG must be successfully integrated into Hologic. The integration of these acquisitions will be complex and time-consuming. The success of these acquisitions will depend on Hologic’s ability to realize these anticipated benefits from combining the businesses of Hologic and each of Suros, R2 and AEG. Hologic may fail to realize the anticipated benefits of these acquisitions for a variety of reasons, including the following:

•	failure to successfully manage relationships with customers, distributors and suppliers;

•	failure of customers to accept new products;

•	failure to effectively coordinate sales and marketing efforts;

•	failure to combine product offerings and product lines quickly and effectively;

•	potential difficulties and risks related to operating the acquired businesses and manufacturing operations in international locations;

•	potential difficulties integrating financial reporting systems;

•	changes in legislative, regulatory or tax as well as other economic, business or other competitive factors which adversely affect the businesses; and

•	the loss of key employees.

Hologic expects to incur significant costs to integrate the operations of each of Suros, R2 and AEG.

Hologic expects to incur significant costs following the completion of the acquisition of each of Suros, R2 and AEG as it integrates those businesses into those of Hologic, including integrating personnel, customers, and strategic partners of each company and implementing consistent standards, policies, and procedures. Although Hologic expects that the realization of efficiencies related to the integration of the businesses may offset incremental integration costs over time, Hologic can provide no assurance that this net benefit will be achieved in the near term, or at all.

Hologic expects to incur substantial transaction costs in connection with its acquisitions.

Hologic has incurred and will incur additional substantial expenses related to its acquisitions whether or not the acquisitions are completed. These costs include fees for financial advisors, attorneys and accountants, filing fees and financial printing costs. In addition, Hologic has agreed to pay a portion of the transactional expenses incurred by each of Suros and R2. Transaction costs incurred in excess of agreed upon amounts will be deducted from the aggregate merger consideration available for distribution to eligible security holders of Suros or R2, as the case may be.

Uncertainty regarding the acquisitions and the effects of the acquisitions could adversely affect each company’s relationships with its customers, suppliers, and strategic partners.

In response to the announcement of Hologic’s acquisitions with each of Suros, R2 and AEG, customers, suppliers and strategic partners of Hologic, Suros, R2 or AEG may delay or defer decisions, or otherwise alter their relationships with Hologic, Suros, R2 or AEG, which could have an adverse effect on the business of that company, whether or not the applicable acquisition is completed.

The market price of Hologic common stock may decline as a result of the acquisitions.

The market price of Hologic common stock may decline as a result of its proposed and completed acquisitions for a number of reasons, including if:

•	the perceived benefits anticipated by Hologic of a proposed acquisition are not consistent with the those perceived by financial or industry analysts or by investors;

•	the integration of Suros, R2 or AEG with Hologic is not completed in a timely and efficient manner;

•	the combined companies do not achieve the expected benefits of the acquisitions as rapidly or to the extent anticipated by financial or industry analysts or by investors;

•	the effect of the acquisitions on the combined companies financial results is not consistent with the expectations of financial or industry analysts or of investors; or

•	significant stockholders of Hologic, Suros, R2 or AEG decide to dispose of their shares of Hologic common stock following completion of the acquisitions.

Failure to complete the acquisition could negatively impact Hologic and its stockholders.

If the acquisition of Suros or R2 is not completed for any reason, Hologic and its stockholders will be subject to a number of material risks, including:

•	litigation between Hologic and Suros or R2, as the case may be, may occur;

•	the market price of Hologic common stock may decline to the extent that the current market price of such shares reflects a market assumption that the applicable acquisition will be completed;

•	costs related to the acquisition, such as legal and accounting fees, must be paid even if the acquisition is not completed;

•	benefits that Hologic expects to realize from the acquisition would not be realized; and

•	the diversion of management attention from the day-to-day businesses of the companies, and the unavoidable disruption to their respective employees and customers during the period before completion of the acquisition may make it difficult for Hologic to regain its financial and market positions if the acquisition does not occur.

In addition, as the applicable acquisition becomes more imminent, Hologic and each of Suros and R2 may begin to make planning and operational decisions on the basis that the acquisition between the applicable companies will be completed. These planning and operational decisions may have been different had Hologic and each of Suros and R2 not entered into acquisition agreements. These decisions might materially change expected revenue, operating expenses, earnings and cash flow achieved by the combined companies.

A significant decrease in the price per share of Hologic’s common stock prior to the closing of one or more of its proposed acquisitions would most likely result in further dilution than anticipated to Hologic’s stockholders.

Hologic may issue additional shares in connection with its acquisitions, including in connection with the proposed acquisition of Suros and R2, which would dilute the holders of Hologic common stock. The price per share of any shares of Hologic common stock to be issued in acquisition of Suros or R2 is based upon the ten-trading day average of the closing price per share of Hologic common stock for the period ending two trading days prior to the closing date of the acquisition. A significant decrease in the per share price of Hologic common stock between the date of applicable acquisition agreement and the closing of the transaction would result in an increase in the number of shares that Hologic would have to issue in the transaction and would most likely result in further dilution than anticipated to Hologic stockholders, and could require stockholder approval under applicable law or the rules of the Nasdaq National Market.

Incurring additional debt or issuance of additional securities to finance its merger with Suros may be dilutive to its stockholders, or an inability to incur such debt may result in a breach of the merger agreement.

Hologic expects to incur additional debt or issue additional securities to finance a part of the cash portion of the merger with Suros and Hologic cannot assure that it will be able to obtain such financing on a timely basis or on favorable terms, if at all. Additional equity or debt financing may negatively affect Hologic’s results of operations or be more dilutive to its stockholders than anticipated. Hologic’s failure to obtain adequate financing on a timely basis could result in a breach of its obligations under the Suros merger agreement.

Hologic’s business may be harmed by acquisitions it has completed and may complete in the future.

Hologic has acquired related businesses, technologies, product lines, and products and may, as part of its business strategy, pursue additional acquisitions of companies or businesses in the future. Hologic’s identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on Hologic’s business, diversion of Hologic’s management’s attention and risks associated with unanticipated problems or latent liabilities. In fiscal 2004, Hologic incurred approximately $740,000 of professional fees, which were expensed, in connection with the analysis and negotiation of a potential acquisition that Hologic decided not to complete. If Hologic is successful in pursuing future acquisitions, it will be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect Hologic’s results of operations and be dilutive to its stockholders. If Hologic spends significant funds or incurs additional debt, Hologic’s ability to obtain financing for working capital or other purposes could decline, and Hologic may be more vulnerable to economic downturns and competitive pressures. Hologic cannot guarantee that it will be able to finance additional acquisitions or that it will realize any anticipated benefits from acquisitions that it completes. Should Hologic acquire another business, the process of integrating acquired operations into its existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of Hologic’s existing business.

Risks Relating to Hologic’s Business

References to “we” and “our” in this section refer to Hologic and its consolidated subsidiaries.

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

We have a continuing research and development program designed to develop new products and to enhance and improve our products. We are expending significant resources on the development of digital x-ray imaging products, including the development of a digital mammography product to perform breast tomosynthesis, a 3-dimenstional imaging technique. The successful development of our products and product enhancements are subject to numerous risks, both known and unknown, including:

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

We rely on one or only a limited number of suppliers for some key components or subassemblies for our products. In particular we have a limited number of suppliers for the panel for our direct radiography products. In addition, we have only limited sources of supply for some key components used in our mini C-arm systems.

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

We historically have sold and serviced a majority of our mammography systems in the United States primarily through a network of independent distributors and to a lesser extent, through our direct sales force. During fiscal 2003, we expanded our direct sales and service efforts for mammography into territories that were previously covered by independent distributors, and have since continued to further expand our direct sales and service coverage in the United States. We have also expanded the product offerings sold by our direct sales force to include our entire product line. The transition to a direct sales and service force with a more diversified product offering could adversely affect our relationships with our end-user customers and sales of our products, if we are unable to manage the transition effectively or our direct sales force is otherwise unable to successfully market and sell a broader product offering.

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

We may become subject to litigation, investigations or inquiries in connection with acquisitions that we complete, which may cause us to incur significant additional and unforeseen costs to defend or pursue litigation or investigations or other inquiries relating to the acquisition. We are subject to a non-public Federal Trade Commission investigation to determine whether our recent acquisition of certain assets owned by Fischer Imaging Corporation may be anticompetitive and in violation of Section 7 of the Clayton Act or Section 5 of the Federal Trade Commission Act. We are in the process of responding to the FTC request. We cannot predict the outcome or effect, if any, that this investigation will have on our business.

Our failure to manage current or future alliances or joint ventures effectively may harm our business and prospects.

We have entered into strategic alliances with Siemens and Esaote. We are also exploring other potential alliances, joint ventures or other business relationships. Siemens and Esaote compete with us in some of our business segments, and are competitors or potential competitors to some of our customers or potential customers. Our alliance with Siemens, Esaote or any other person could enhance their business to our detriment or make it more difficult for us to enter into advantageous business transactions or relationships with others. Moreover, we may not be able to:

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

There has been substantial litigation regarding patent and other intellectual property rights in the medical device and related industries. We are and have been engaged, and may be in the future, notified that we may be infringing intellectual property rights possessed by third parties. In connection with such litigation or if any claims are asserted against our intellectual property rights, we may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. As a result, any infringement claims by third parties or claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may harm our business and prospects.

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

Current and future acquisitions of companies, some of which may have operations outside the United States, may provide us with challenges in implementing the required processes, procedures and controls in our acquired operations. Acquired companies may not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by securities law in the United States. Although we intend to devote substantial time and incur substantial costs, as necessary, to ensure ongoing compliance, we cannot be certain that we will be successful in complying with Section 404.

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

The market price of our common stock has been, and may continue to be, highly volatile. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

•	announcements and rumors of developments related to our business, including proposed and completed acquisitions, or the industry in which we compete;

•	quarterly fluctuations in our actual or anticipated operating results and order levels;

•	general conditions in the worldwide economy;

•	announcements of technological innovations;

•	new products or product enhancements by us or our competitors;

•	developments in patents or other intellectual property rights and litigation; and

•	developments in our relationships with our customers and suppliers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 2, 2006, the Company completed the acquisition of AEG Elektrofotografie GmbH, together with certain related companies (“AEG”) pursuant to a Share Purchase Agreement (the “Purchase Agreement”) between Hologic and certain equity holders of AEG (each a “Seller” and collectively, the “Sellers”). The aggregate purchase price paid by Hologic to the Sellers pursuant to the Purchase Agreement was EUR 21 million subject to adjustment, plus a one-year earn out of EUR 1.7 million which will be payable in cash if AEG calendar year 2006 EBITDA exceeds an established amount. The purchase price consisted of EUR 16,297,650 in cash and 109,720 shares of Hologic Common Stock. The issuance of the 109,720 shares of Common Stock issued to certain of the Sellers in connection with the Acquisition was exempt from registration pursuant to Regulation S of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on February 28, 2006. At the meeting, a total of 43,451,057 shares or 97% of the Common Stock issued and outstanding as of the record date, were represented in person or by proxy. Set forth below is a brief description of each matter voted upon at the meetings and the voting results with respect to each matter.

1.	A proposal to elect the following seven persons to serve as members of the Company’s Board of Directors for the ensuing year and until their successors are duly elected:

Name	For	Withheld	Abstain

John W. Cumming	23,112,375	20,338,682	0
Irwin Jacobs	37,455,713	5,995,344	0
Glenn P. Muir	19,865,076	23,585,981	0
Arthur G. Lerner	39,504,641	3,946,416	0
Nancy L. Leaming	37,277,421	6,173,636	0
Jay A. Stein	21,565,655	21,885,402	0
David R. LaVance, Jr.	39,504,241	3,946,816	0
Lawrence M. Levy	15,770,873	27,680,184	0

2.	A proposal to approve the Company’s Second Amended and Restated 1999 Equity Incentive Plan.

For:	Against:	Abstain:	Broker Non-Votes:
24,340,704	12,740,228	1,281,023	5,083,756

Item 5. Other Information.

On May 3, 2006, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved (i) retention and severance agreements (“Retention and Severance Agreements”) for each of John W. Cumming, Chief Executive Officer, Robert A. Cascella, President, and Glenn P. Muir, Chief Financial Officer (the “Named Executives”), (ii) severance agreements (the “Severance Agreements”) for each of Peter Soltani, Vice President, Digital Detectors, Robert Lavallee, Senior Vice President and Chief Accounting Officer, and David Brady, Senior Vice President of Human Resources, and (iii) amended and restated change of control agreements (the “Change of Control Agreements”) for each of the Named Executives and Dr. Jay A. Stein, Chief Technical Officer.

Retention and Severance Agreements. Pursuant to the terms of the Retention and Severance Agreements, the Named Executives are entitled to retention payments, consisting of a cash bonus, subject to applicable tax withholding, and a number of restricted stock units having a value of a specified amount on May 3, 2006, the effective date of the award, payable, in case of Mr. Cumming if he remains employed as Chief Executive Officer of the Company or its successor through December 31, 2008 (the “Retention Date”), and, in the case of each of Mr. Muir and Mr. Cascella, if such officer remains employed by the Company or its successor on the Retention Date. Each restricted stock unit entitles the Named Executive to one share of common stock of the Company on the Retention Date. The cash bonus payable on the Retention Date and the number restricted stock units awarded to each of the Named Executives pursuant to their applicable Retention and Severance Agreement is as follows:

Name of Executive	Cash Bonus	Restricted Stock Units
John W. Cumming	$1,500,000	32,342 (having a value of $1,500,000 on May 3, 2006)
Robert A. Cascella	$1,000,000	10,781 (having a value of $500,000 on May 3, 2006)
Glenn P. Muir	$500,000	10,781 (having a value of $500,000 on May 3, 2006)

In addition to the retention payments, if the Named Executive is terminated from the Company without cause or resigns for good reason, then the Company shall pay the Named Executive (i) a lump sum cash payment equal to his accrued compensation through the termination date, which includes base salary, reimbursement for reasonable and necessary business expenses and vacation pay, (ii) his pro rata bonus as determined in accordance with the Retention and Severance Agreement through the termination date, and (iii) a severance payment equal to the Named Executive’s base salary and bonus amount for the period of one year from the termination date, such payments to be made in accordance with normal payroll practices and subject to applicable tax withholding and certain modifications that may be made as set forth in the applicable Retention and Severance Agreement. The Company has also agreed to continue to provide the Named Executive with medical and dental benefits on the same terms and conditions provided to other executives of the Company for a period of one year from the termination date. In the event any payments and benefits provided under the Retention and Severance Agreement are subject to excise taxes under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), then the payment shall be reduced so that no payment to be made or benefit to be provided to the Named Executive shall be subject to the excise tax. The severance pay and benefits provided to the Named Executive are in lieu of any other severance or termination pay to which the Named Executive may be entitled to under any Company severance or termination plan, program, practice or arrangement. In the event that the Named Executive is a party to a change of control agreement with the Company and such agreement results in the payment of benefits to the Named Executive as the result of a change of control, then the Named Executive will not receive any compensation under the Retention and Severance Agreement other than the retention payments, if and when earned. The Retention and Severance Agreement for each of the Named Executives is filed with this Quarterly Report on Form 10-Q as Exhibits 10.4, 10.5 and 10.6 and are incorporated by reference herein.

Severance Agreements. The Severance Agreements with each of Mr. Soltani, Mr. Lavallee and Mr. Brady (each, an “Executive”) provide that if the Executive is terminated from the Company without cause or resigns for good reason, then the Company shall pay the Executive (i) a lump sum cash payment equal to his accrued compensation through the termination date, which includes base salary, reimbursement for reasonable and necessary business expenses and vacation pay, (ii) his pro rata bonus as determined in accordance with the Retention and Severance Agreement through the termination date, and (iii) a severance payment equal to the Executive’s base salary and bonus amount for the period of one year from the termination date, such payments to be made in accordance with normal payroll practices and subject to applicable tax withholding and certain modifications that may be made as set forth in the applicable Retention and Severance Agreements. The Company has also agreed to continue to provide the Executive with medical and dental benefits on the same terms and conditions provided to other executives of the Company for a period of one year from the termination date. In the event any payments or benefits provided under the Severance Agreements are subject to excise taxes under Section 280G of the Code, then payments shall be reduced so that no payment to be made or benefit to be provided to the Executive shall be subject to the excise tax. The severance pay and benefits provided to the Executive are in lieu of any other severance or termination pay to which the Named Executive may be entitled to under any Company severance or termination plan, program, practice or arrangement. In the event that the Executive is a party to a change of control agreement with the Company and such agreement results in the payment of benefits to the Executive as the result of a change of control, then the Executive will not receive any compensation under the Severance Agreement. The form of Severance Agreement for each of the Executives is filed with this Quarterly Report on Form 10-Q as Exhibit 10.7 and is incorporated by reference herein.

Change of Control Agreements. The Change of Control Agreements for each of the Named Executives and Jay A. Stein, Chief Technical Officer, were amended to comply with the new deferred compensation rules under Section 409A of the Code and to clarify that benefits under the Retention and Severance Agreements described above are not included in the calculation for any change of control payment due under the Change of Control Agreements. The form of the Change of Control Agreement, as amended, for each of Mr. Cumming, Mr. Cascella, Dr. Stein and Mr. Muir is filed with this Quarterly Report on Form 10-Q as Exhibit 10.8 and is incorporated by reference herein.

Item 6. Exhibits

(a) Exhibits:

Exhibit Number	Reference

2.1* Agreement and Plan of Merger dated April 17, 2006, by and among Hologic, Inc., Swordfish Acquisition Corp. and Suros Surgical Systems, Inc.	filed herewith

2.2* Agreement and Plan of Merger dated April 24, 2006, by and among Hologic, Inc., Hydrogen Acquisition, Inc. and R2 Technology, Inc.	filed herewith

2.3* Share Purchase Agreement dated May 2, 2006, by and among Hologic and the Sellers identified therein.	filed herewith

4.1 Form of Lock-Up Agreement entered into by and among Hologic, Inc., and certain holders of shares of Hologic, Inc. Common Stock received pursuant to the Share Purchase Agreement dated May 2, 2006, by and among Hologic, and the Sellers identified therein.	filed herewith

10.1 Voting Agreement and Waiver dated April 17, 2006, by and among Hologic, Inc., and certain holders of capital stock of Suros Surgical Systems, Inc.	filed herewith

10.2 Voting Agreement and Waiver dated April 24, 2006, by and among Hologic, Inc., and certain holders of shares of capital stock of R2 Technology, Inc.	filed herewith

10.3** Hologic, Inc. Second Amended and Restated 1999 Equity Incentive Plan.	filed herewith

10.4** Retention and Severance Agreement dated May 3, 2006, by and between Hologic, Inc. and John W. Cumming.	filed herewith

10.5** Retention and Severance Agreement dated May 3, 2006, by and between Hologic, Inc. and Robert A. Cascella.	filed herewith

10.6** Retention and Severance Agreement dated May 3, 2006, by and between Hologic, Inc. and Glenn P. Muir.	filed herewith

10.7** Form of Severance Agreement for certain officers, including list of persons to whom provided.	filed herewith

10.8** Form of Amended and Restated Change of Control Agreement, including list of persons to whom provided.	filed herewith

10.9** Form of Restricted Stock Unit Award for executive officers.	filed herewith

10.10** Summary of Supplemental Executive Retirement Plan.	filed herewith

31.1 Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2 Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1 Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2 Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

*	Certain of the exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Hologic agrees to furnish supplementally to the SEC, upon request, a copy of any omitted exhibit or schedule provided however that Hologic may request confidential treatment pursuant to Rule 24-2 of the Exchange Act for any schedule or exhibit so furnished.

**	Management compensation plan or arrangement.

HOLOGIC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

May 4, 2006	/s/ John W. Cumming
Date	John W. Cumming
Chairman and Chief Executive Officer

May 4, 2006	/s/ Glenn P. Muir
Date	Glenn P. Muir
Executive Vice President, Finance and Treasurer
(Principal Financial Officer)