Form 10-Q
period 2006-06-24
HOLOGIC INC
filed 2006-08-03
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2006

or

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

As of August 1, 2006, 52,698,470 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

HOLOGIC, INC. AND SUBSIDIARIES

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

ASSETS

	June 24, 2006	September 24, 2005
CURRENT ASSETS:
Cash and cash equivalents	$110,140	$113,994
Accounts receivable, less reserves of $2,643 and $2,592, respectively	86,884	57,742
Inventories	85,744	44,520
Prepaid expenses and other current assets	10,206	12,119

Total current assets	292,974	228,375

PROPERTY AND EQUIPMENT, at cost:
Land	2,684	1,500
Buildings and improvements	25,445	14,336
Equipment and software	57,689	43,282
Furniture and fixtures	4,593	3,805
Leasehold improvements	4,121	2,788

	94,532	65,711
Less: Accumulated depreciation and amortization	37,748	32,382

	56,784	33,329

OTHER ASSETS:
Patented technology and other intangible assets, net of accumulated amortization of $7,136 and $6,954, respectively	905	646
Developed technology and know-how, net of accumulated amortization of $6,705 and $4,592, respectively	27,521	4,516
Customer lists, net of accumulated amortization of $510	5,890	—
Goodwill	8,689	6,285
Deferred tax assets, net	957	—
Other assets, net	7,432	6,688

Total assets	$401,152	$279,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 24, 2006	September 24, 2005
CURRENT LIABILITIES:
Accounts payable	$31,622	$14,163
Accrued expenses	47,049	25,237
Current portion of notes payable	2,800	—
Current portion of deferred revenue	19,880	16,360

Total current liabilities	101,351	55,760

Notes payable, net of current portion	7,923	—
Deferred income tax liabilities	1,853	1,471
Deferred revenue, net of current portion	6,302	4,774
Other long term liabilities	1,278	—

Total long term liabilities	17,356	6,245

Contingencies (Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value- Authorized – 1,623 shares Issued – 0 shares	—	—
Common stock, $.01 par value- Authorized - 90,000 shares Issued 45,748 and 44,295 shares, respectively	457	443
Capital in excess of par value	208,057	172,642
Retained earnings	75,349	46,452
Accumulated other comprehensive loss	(954)	(1,239)
Treasury stock, at cost - 90 shares	(464)	(464)

Total stockholders’ equity	282,445	217,834

Total liabilities and stockholders’ equity	$401,152	$279,839

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005
Revenues:
Product sales	$102,115	$58,762	$257,604	$166,009
Service and other revenue	17,570	15,291	51,021	43,457

	119,685	74,053	308,625	209,466

Costs and Expenses (1):
Cost of product sales	50,536	29,271	124,642	85,302
Cost of service and other revenue	18,760	14,692	53,491	43,093
Research and development	6,961	5,100	19,718	14,292
Selling and marketing	13,141	8,748	35,356	25,294
General and administrative	11,107	6,791	27,839	20,263
Acquired In-process research and development	600	—	4,800	—

	101,105	64,602	265,846	188,244

Income from operations	18,580	9,451	42,779	21,222
Interest income	1,181	640	3,454	1,362
Interest and other income (expense), net	(544)	67	(536)	(4)

Income before provision for income taxes	19,217	10,158	45,697	22,580
Provision for income taxes	7,200	2,000	16,800	3,800

Net income	$12,017	$8,158	$28,897	$18,780

Net income per common and common equivalent share:
Basic	$0.26	$0.19	$0.64	$0.44

Diluted	$0.25	$0.18	$0.61	$0.42

Weighted average number of common shares outstanding:
Basic	45,576	43,678	45,039	42,210

Diluted	47,516	45,776	47,221	44,726

(1) Stock-based Compensation included in Costs and Expenses:
Cost of revenues	$128	$—	$311	$—
Research and development	114	—	307	—
Selling and marketing.	83	—	231	—
General and administrative	709	—	1,590	—

	$1,034	$—	$2,439	$—

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	June 24, 2006	June 25, 2005
OPERATING ACTIVITIES:
Net income	$28,897	$18,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,678	4,773
Amortization	2,800	867
Noncash interest expense	—	102
Increase in deferred tax asset related to exercise of non-qualified stock options	(17,755)	—
Charge for in-process research and development	4,800	—
Compensation expense related to issuance of equity awards	2,439	—
Deferred income taxes	(1,464)	—
Loss on disposal of property and equipment	255	—
Changes in assets and liabilities-
Accounts receivable	(11,244)	(5,618)
Inventories	(23,905)	(1,535)
Prepaid expenses and other current assets	2,228	207
Accounts payable	12,500	5,201
Accrued expenses	19,439	6,287
Deferred revenue	4,731	4,194

Net cash provided by operating activities	29,399	33,258

INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	(18,508)	—
Net cash paid for acquisition of intangible assets	(27,594)	—
Acquisition deposit	—	(5,420)
Purchase of property and equipment	(8,376)	(6,554)
Disposal of property and equipment	—	707
Increase in other assets	(5,716)	(1,100)

Net cash used in investing activities	(60,194)	(12,367)

FINANCING ACTIVITIES:
Repayment of note payable	(651)	(357)
Tax benefit related to exercise of non-qualified stock options	17,755	—
Net proceeds from sale of common stock pursuant to stock plans	9,982	13,504

Net cash provided by financing activities	27,086	13,147

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(145)	(126)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,854)	33,912
CASH AND CASH EQUIVALENTS, beginning of period	113,994	68,335

CASH AND CASH EQUIVALENTS, end of period	$110,140	$102,247

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$796	$746

Cash paid during the period for interest	$176	$132

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Exchange of note receivable for intangible assets	$5,428	$—

BUSINESS ACQUISITION, NET OF CASH ACQUIRED:
Fair value of tangibles assets acquired	61,743	—
Liabilities assumed	(36,580)	—
Purchase price payable	(3,354)	—
Fair value of stock issued	(5,314)
Cost in excess of fair value of assets acquired (Goodwill)	2,404	—
Acquired identifiable intangible assets	3,100	—
In process research and development	600	—

	22,599
Less cash acquired	4,091	—

Net cash paid for acquisition	$18,508	$—

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

The balance sheet at September 24, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of June 24, 2006, the consolidated statements of income for the three and nine months ended June 24, 2006 and June 25, 2005 and the consolidated statements of cash flows for the nine months ended June 24, 2006 and June 25, 2005, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three months and nine months ended June 24, 2006 and June 25, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2006. Deferred revenue totaling $4.8 million previously recorded within current liabilities of the Company’s September 24, 2005 consolidated balance sheet has been reclassified to long term to conform with the current-period presentation.

On November 30, 2005, the Company effected a two-for-one stock split in the form of a stock dividend. The stock split has been retroactively reflected in the accompanying consolidated financial statements and notes for all periods presented.

(2) Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition, allowance for doubtful accounts, deferred tax assets, certain accrued expenses, amortization periods, stock-based compensation, pension liabilities and impairment of goodwill, intangible and long-lived assets.

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

(3) Business Combination

AEG

On May 2, 2006, the Company acquired 100% of the outstanding voting stock of AEG Elektrofotografie GmbH and its group of related companies (AEG). The results of operations for AEG have been included in the Company’s consolidated financial statements from the date of acquisition as part of its other business segment. The Company has concluded that the acquisition of AEG does not represent a material business combination and therefore no pro forma financial information has been provided herein.

AEG specializes in the manufacture of photoconductor materials for use in a variety of electro photographic applications including for the coating of the Company’s digital detectors. The acquisition of AEG allows the Company to have control over a critical step in its detector manufacturing process – to efficiently manage its supply chain and improve manufacturing margins. The combination of the companies should also facilitate further manufacturing efficiencies and accelerate research and development of new detector products. AEG was a privately held group of companies headquartered in Warstein, Germany, with manufacturing operations in Germany, China and the United States.

The aggregate purchase price for AEG was approximately $31.3 million (subject to adjustment) consisting of EUR 16.3 million in cash (approximately $20.7 million USD) and 110 shares of Hologic Common Stock valued at $5.3 million, an amount payable of $3.4 million, and approximately $1.9 million for acquisition related fees and expenses. The Company determined the fair value of the shares issued in connection with the acquisition in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. These 110 shares are subject to put options pursuant to which the holders have the option to resell the shares to the Company during a period of one year following the completion of the acquisition if the closing price of the Company’s stock falls and remains below a threshold price. The repurchase price would be the closing price of the Company’s common stock on the date of exercise. The Company’s maximum aggregate obligation under these put options would be approximately $4.1 million if the put option were exercised for all the shares covered by those options and the closing price of our shares on the date of exercise equaled the maximum threshold price permitting the exercise of the option.

The acquisition also provides for a one-year earn out of EUR 1.7 million (approximately $2.0 million USD) which will be payable in cash if AEG calendar year 2006 earnings, as defined, exceeds a pre-set amount. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration represents additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. The AEG acquisition was accounted for under the purchase method of accounting in accordance with United States generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of AEG are recorded based on their respective fair values. The components and allocation of the purchase price, consists of the following approximate amounts:

Net tangible assets acquired as of May 2, 2006	$27,300

In-process research and development	600
Identifiable intangible assets at fair value	3,100
Deferred income taxes	(2,100)
Goodwill	2,400

Estimated Purchase Price	$31,300

The Company has not completed its final purchase price allocation. The preliminary value of the acquired assets, assumed liabilities and identifiable intangibles are based upon management’s estimates of fair value as of the date of acquisition. As discussed above, the final purchase price is subject to certain purchase price adjustments including an earn-out payment, which has not been finalized. The Company has begun to assess and formulate a plan to restructure certain of AEG’s historical activities. As of the acquisition date the Company recorded a liability of approximately $350 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees under this plan, however no amounts have been paid as of June 24, 2006. The Company believes this plan will be finalized within one year from the acquisition date and will record any additional liabilities at such time resulting in an increase to goodwill. The final purchase price allocations will be completed within one year of the acquisition and any adjustments are not expected to have a material impact on the Company’s financial position or results of operation.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer lists, trademarks and developed technology had separately identifiable values. The fair value of these intangible assets was determined through the application of the income approach. Customer lists represent customer relationships as AEG has a high dependency on a small number of large accounts. AEG markets its products through distributors as well as directly to its own customers. Trademarks represent the AEG product names that the Company intends to continue to use. Developed technology represents currently marketable purchased products that the Company continues to resell as well as utilize to enhance and incorporate into the Company’s existing products. The intangible assets are expected to be amortized on a straight-line basis over the expected useful lives as the anticipated undiscounted cash flows are relatively consistent over the expected useful lives of the intangible assets.

The Company records intangible assets acquired in a business combination under the purchase method of accounting. The Company accounts for acquisitions in accordance with FASB Statement No. 141, Business Combinations. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The Company then allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including purchased research and development. The fair value of identifiable intangible assets is based on detailed valuations using the income approach to establish the fair values of its identifiable intangible assets and purchased research and development. This approach establishes fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value that use information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The Company determined the acquisition of AEG resulted in the recognition of goodwill primarily because of synergies unique to the Company and the strength of its acquired workforce.

The estimated $600 of purchase price allocated to in-process research and development projects related to AEG’s Organic Photoconductor Coating and Selenium product lines. This allocation represents the estimated fair value assuming these projects were completed based on risk-adjusted cash flows related to the incomplete research and development projects. As of the date of acquisition, the Company believes that the development of these projects had not reached technological feasibility, and the research and development in progress will have no alternative future use. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects.

The deferred income tax liability relates to the tax effect of acquired identifiable intangible assets, and fair value adjustments to acquired inventory, land, building and related improvements as such amounts are not deductible for tax purposes.

The Company had an existing relationship with AEG as a supplier of inventory items. The supply agreement was entered into in prior years at arm’s length terms and conditions. No minimum purchase requirements exist and the pricing was consistent with other vendor agreements. Additionally, the Company had previously advanced AEG $1.0 million of which $700 remained outstanding as of the date of acquisition.

(4) Acquisition of Intangible Assets

On September 29, 2005, pursuant to an Asset Purchase Agreement between the Company and Fischer Imaging Corporation (Fischer) (the Purchase Agreement), dated June 22, 2005, the Company acquired the intellectual property and customer lists relating to Fischer’s mammography business and products for $26.9 million in cash and cancellation of the principal and interest outstanding under a $5.0 million secured loan previously provided by Hologic to Fischer.

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

On July 7, 2006, the Company announced that it had agreed to sell, subject to FTC approval, all of the intellectual property relating to the Mammotest prone breast biopsy system, previously acquired from Fischer, to Siemens AG for a cash payment of $6.5 million (See Note 13 for further discussion of the related FTC investigation). The Company will retain a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use the intellectual property relating to the Mammotest system. As a result of the sale of intellectual property, the Company expects to record an impairment charge to the $18.9 million carrying value of the underlying technology during the fourth quarter of fiscal 2006. However, the net impact of the impairment charge, the proceeds to be received from Siemens and the value ascribed to the license to continue to use the intellectual property is expected to have a positive impact on the Company’s results of operations. The Company has not yet finalized the valuation of the fair value related to the license to use the intellectual property. The consent agreement and the Siemens agreement exclude the Senoscan digital mammography intellectual property assets purchased by the Company in the Fischer acquisition, which will continue to be retained by the Company.

(5) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 24, 2006	September 24, 2005
Raw materials and work-in-process	$53,586	$34,714
Finished goods	32,158	9,806

	$85,744	$44,520

Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(6) Net Income Per Share

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended		Nine Months Ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005
Basic weighted average common shares outstanding	45,576	43,678	45,039	42,410
Weighted average common equivalent shares	1,940	2,098	2,182	2,316

Diluted weighted average common shares outstanding	47,516	45,776	47,221	44,726

Diluted weighted average shares outstanding do not include options outstanding to purchase 335 and 344 common-equivalent shares for the three and nine months ended June 24, 2006, respectively, and 136 and 126 common-equivalent shares for the three and nine months ended June 25, 2005, respectively, as their effect would have been anti-dilutive. Basic and diluted weighted average shares outstanding for the three and nine months ended June 24, 2006 do not include 54 unvested restricted common stock units.

(7) Stock Based Compensation

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

As permitted by SFAS 123, the Company historically accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company has adopted the “modified prospective” method alternative outlined in SFAS 123(R). A “modified prospective” method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As a result, the Company is recognizing compensation cost for the fair value of the unvested portion of option grants issued prior to the adoption of SFAS 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123. As a result, the Company has applied an estimated forfeiture rate of 9.7% in the first quarter and 10.6% in the second and third quarters of fiscal 2006 in determining the expense recorded in the Company’s consolidated statement of income.

Compensation expense related to employee stock options reduced basic earnings per share by $0.02 and diluted earnings per share by $0.01 for the three months ended June 24, 2006 and reduced both basic and diluted earnings per share by $0.03 for the nine months ended June 24, 2006. These results reflect stock compensation expense of $877 and related tax benefit of $329 for the three months ended June 24, 2006. These results reflect stock compensation expense of $2,282 and related tax benefit of $840 for the nine months ended June 24, 2006. No stock-based compensation expense was capitalized as part of inventory during the nine months ended June 24, 2006. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of June 24, 2006, there was $9.9 million of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 2.8 years.

The Company has also recorded $157 of stock based compensation expense in the three and nine months ended June 24, 2006 for the fair value of restricted stock units (See Note 16 for further discussion). The restricted stock units have a weighted average grant date fair value of $46.38 and none were vested as of June 24, 2006.

Prior to adopting SFAS 123(R), the Company accounted for stock-based compensation under APB 25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the year-ago period.

	Three Months Ended	Nine Months Ended
	June 25, 2005	June 25, 2005
Net income as reported	$8,158	$18,780

Stock-based employee compensation determined under the fair value based method, net of related tax effects	(2,033)	(7,273)

Net income – pro forma	$6,125	$11,507

Income per common equivalent share:
Basic – as reported	$0.19	$0.44

Basic – pro forma	$0.14	$0.27

Diluted – as reported	$0.18	$0.42

Diluted – pro forma	$0.13	$0.26

Effective with the adoption of SFAS 123(R), the Company has elected to use a bi-nomial model to determine the weighted average fair value of options, rather than the Black-Scholes model. The Company considered a number of factors to determine the fair value of options including the advice of an outside valuation advisor and the advisor’s model.

The Company had used the Black-Scholes option pricing model to determine the weighted average fair value of options prior to adopting SFAS 123(R). The weighted average fair value of options granted during the three and nine months ended June 24, 2006, under the binomial valuation method, were $19.68 and $17.61, respectively. The weighted average fair value of options granted during the three and nine months ended June 25, 2005, under the Black-Scholes valuation method, were $10.08 and $6.24, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended		Nine Months Ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005
Risk – free interest rate	4.6%	3.82%	4.5%	3.61%
Expected volatility	55%	60%	55%	63%
Expected life (in years)	4.6 years	5.0 years	4.6 years	4.0 – 5.0 years
Dividend yield	—	—	—	—

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Expected volatility is based on the implied volatility, the volatility for the most recent period commensurate with the expected option life and the historical volatility over a period commensurate with the contractual term of the option. The Company estimated the expected life of stock options and stock option forfeitures based on historical experience.

The assumptions used to calculate the SFAS No. 148 pro forma disclosure for shares purchased under the Employee Stock Purchase (ESP) Plan under the Black-Scholes method were as follows:

	Three Months Ended	Nine Months Ended
	June 25, 2005	June 25, 2005
Risk-free interest rates	2.52%	2.25%
Expected dividend yield	—	—
Expected volatility	42%	40%
Term	0.5 years	0.5 years

The following table summarizes all stock option activity under all of the plans for the nine months in the period ended June 24, 2006 (in thousands, except per share and weighted-average data):

	Number of Shares	Per Share Exercise Price	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 24, 2005	4,706	$1.97 - $26.44	$7.58
Granted	616	$26.38 - $55.27	$38.41
Terminated	(51)	$2.50 - $53.67	$9.34
Exercised	(1,343)	$1.97 - $27.73	$7.39

Outstanding at June 24, 2006	3,928	$1.97 - $55.27	$12.46	6.6	$139,620

Exercisable at June 24, 2006	2,248	$1.97 - $35.68	$7.67	5.5	$90,639

Vested and expected to vest at June 24, 2006(1)	3,669	$1.97 - $55.27	$11.44		$134,196

Available for grant at June 24, 2006	448

(1)	This represents the number of vested options as of June 24, 2006 plus the number of unvested options expected to vest as of June 24, 2006 based on the unvested outstanding options at June 24, 2006 adjusted for the estimated forfeiture rate of 10.6%.

The range of exercise prices for options outstanding and exercisable as of June 24, 2006 are as follows:

Options Outstanding					Options Exercisable
Range of Exercise Price		Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$1.97	$2.89	220	4.71	$2.59	220	$2.59
$2.94	$4.75	705	6.02	4.46	452	4.40
$4.78	$7.13	1,280	6.74	6.53	686	6.19
$7.15	$10.18	830	4.57	9.73	749	9.75
$10.42	$13.31	49	8.36	12.37	12	12.32
$13.60	$19.91	131	8.75	17.69	25	15.24
$20.48	$29.49	329	9.30	26.38	94	24.08
$30.92	$43.78	124	9.57	37.63	10	35.68
$46.96	$55.27	260	9.12	48.20	—	—

$1.97	$55.27	3,928	6.63	$12.46	2,248	$7.67

(8) Comprehensive Income

The Company’s only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.

A reconciliation of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005
Net income as reported	$12,017	$8,158	$28,897	$18,780
Foreign currency translation adjustment	321	(242)	285	(116)

Comprehensive income	$12,338	$7,916	$29,182	$18,664

(9) Debt

In connection with the acquisition of AEG, the Company assumed certain of AEG’s existing debt aggregating $10.7 million as of June 24, 2006. The terms of the agreements have various maturities ranging from July 1, 2007 through March 15, 2011. Interest rates are variable and at June 24, 2006 ranged from 5% to 8.1%.

(10) Derivative Financial Instruments and Hedging Agreements

In connection with the acquisition of AEG, the Company acquired certain forward foreign contracts to hedge, on a net basis, the foreign currency exposure of a portion of the Company’s assets and liabilities relating to AEG denominated in the US dollar, including inter-company accounts. Inter-company transactions are denominated in the functional currency of our foreign subsidiary in order to centralize foreign exchange risk in the parent company in the United States. Increases or decreases in our foreign currency exposures are partially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. The terms of these forward contracts are of a short term nature (6 to 12 months). The Company does not use forward contracts for trading or speculative purposes. The forward contracts are not designated as cash flow or fair value hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, and do not represent effective hedges. All outstanding forward contracts are marked to market at the end of the period and recorded on the balance sheet at fair value in other current assets and other current liabilities. The changes in fair value from these contracts and from the underlying hedged exposures are generally offsetting and are recorded in other income, net in the accompanying Consolidated Statement of Income.

During the three months ended June 24, 2006, the Company recorded foreign currency exchange losses of $274 and foreign currency exchange gains of $351, respectively.

At June 24, 2006, the Company had 29 outstanding forward exchange contracts to exchange U.S. dollars for Euros. The forward foreign exchange contracts mature during the fourth quarter of 2006 and the first quarter of 2007 and had a book value that approximated fair value.

In connection with the debt assumed in connection with the AEG acquisition (see Note 9), the Company has interest rate swap contracts in place in the amounts of 6.0 million euros (approximately $7.5 million U.S. dollars at June 24, 2006) and $2.8 million U.S. dollar where the Company pays amounts at a fixed rate and receive amounts at a floating rate. Fixed rates range from 2.83% to 4.95% and the floating rates range from 2.99% to 5.11%. Maturity dates coincide with those of the outstanding hedged debt agreements, thus having various maturities ranging from November 2007 through December 2010.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that experience a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on the Company’s financial condition.

(11) Pension

In conjunction with the May 2, 2006 acquisition of AEG, the Company sponsors a defined benefit pension plan covering the employees of the AEG German subsidiary (Pension Benefits). The company is required to account for these pension benefits in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS 87), which requires that amounts recognized in the financial statements be determined on an actuarial basis. As of June 24, 2006, the Company has recorded a pension liability of approximately $8.9 million as a component of accrued expenses in the accompanying consolidated financial statements.

Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Benefits are safeguarded by the Pension Guaranty Fund; a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency.

The table below outlines the components of net periodic benefit cost and related actuarial assumptions of our German Pension Benefits plans:

Date of Acquisition (May 2, 2006) through June 24, 2006
Service cost	$15
Interest cost	101
Expected return on plan assets	(16)
Amortization of prior service cost	0
Recognized net actuarial loss	0

Net periodic benefit cost	$100

(12) Business Segments and Geographic Information

Beginning in fiscal 2006, the Company combined its previously reported mammography and digital detector operating segments, to better reflect how the Company views its operations and manages its business. In fiscal 2006, the primary function of the digital detector business is to support the Company’s mammography product line.

The Company now reports its business as three segments: mammography, osteoporosis assessment and other. The Company’s other business segment includes its mini C-arm, extremity MRI, conventional general radiography service, digital general radiography systems businesses and, as a result of the acquisition of AEG in May 2006, photoconductor business. Identifiable assets for the three principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other identifiable assets as corporate assets. Intersegment sales and transfers are not significant. Prior periods have been restated to conform to this presentation. Segment information for the three months and nine months ended June 24, 2006 and June 25, 2005 is as follows:

	Three Months Ended		Nine Months Ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005
Total revenues–
Mammography	$85,837	$49,046	$221,596	$135,768
Osteoporosis Assessment	19,548	19,183	60,967	55,317
Other	14,300	5,824	26,062	18,381

	$119,685	$74,053	$308,625	$209,466

Operating income (loss)–
Mammography	$19,536	$5,038	$37,793	$10,480
Osteoporosis Assessment	2,240	3,116	8,101	7,547
Other	(3,196)	1,297	(3,115)	3,195

	$18,580	$9,451	$42,779	$21,222

Depreciation and amortization–
Mammography	$1,819	$1,295	$5,612	$3,517
Osteoporosis Assessment	728	537	2,060	1,831
Other	357	90	492	292

	$2,904	$1,922	$8,164	$5,640

Capital expenditures–
Mammography	$1,161	$1,141	$4,044	$3,988
Osteoporosis Assessment	1,780	686	3,713	2,566
Other	305	—	305	—

	$3,246	$1,827	$8,062	$6,554

	June 24, 2006	September 24, 2005
Identifiable assets–
Mammography	$106,810	$64,414
Osteoporosis Assessment	12,451	9,278
Other	58,608	8,801
Corporate	223,283	197,346

	$401,152	$279,839

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America during the three months and nine months June 24, 2006 totaled approximately $27,169 and $80,319, respectively, and for the three and nine months ended June 25, 2005 totaled approximately $20,567 and $60,153, respectively.

Transfers between the Company and its International subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:

	Three Months Ended		Nine Months Ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005
Europe	18%	18%	19%	20%
Asia	6	13	8	12
All others	3	4	4	4

	27%	35%	31%	36%

(13) Litigation and Other Matters

In March 2005, the Company was served with a Complaint filed on November 12, 2004 by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that the Company’s HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff is seeking to preliminarily and permanently enjoin the Company from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, the Company filed an Answer and Counterclaims in response to the Complaint in which the Company denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. The Company does not believe that it infringes any valid or enforceable patents of the plaintiff and intends to vigorously defend its interests. As such, no amounts have been accrued related to this matter as of June 24, 2006.

The Company became subject of a non-public FTC investigation to determine whether the Company’s recent acquisition of certain mammography intellectual property assets owned by Fischer Imaging Corporation may be anticompetitive and in violation of Section 7 of the Clayton Act or Section 5 of the Federal Trade Commission Act. On July 7, 2006, the FTC issued a complaint relating to this investigation and, on the same day, the Company entered into a consent agreement with the FTC to resolve this dispute.

As part of the consent agreement, the Company has agreed to sell, subject to FTC approval, all of the intellectual property relating to Fischer’s Mammotest prone table breast biopsy system to Siemens AG for a cash payment of $6.5 million. The Company will retain a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use the intellectual property relating to the Mammotest system. The consent agreement remains subject to final approval by the FTC. The Company cannot assure that the consent agreement or the Siemens agreement will receive final FTC approval.

In the ordinary course of business, the Company is party to various types of litigation. The Company believes that all other litigation currently pending or threatened will not reasonably be likely to have a material effect on the Company’s financial condition or results of operations.

(14) Income Taxes

The Company’s effective tax rates for the three months ended June 24, 2006 and June 25, 2005 were 37% and 20%, respectively, and for the nine months ended June 24, 2006 and June 25, 2005 were 37% and 17%, respectively, which were lower than the Company’s statutory federal and state rate of 40%. For the three and nine months ended June 24, 2006, the lower effective rate was due to certain permanent tax differences. The Company’s effective income tax rate for the three and nine months ended June 25, 2005 was lower than the statutory rate primarily due to the utilization of previously unrecognized net operating losses. The Company currently expects to realize recorded deferred tax assets as of June 24, 2006 of approximately $5.6 million. Management’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company combined with tax planning strategies available to the Company will provide sufficient taxable income to realize recorded tax assets. Such tax strategies include estimates and involve judgment. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable. The Company’s net deferred tax asset increased $1 million in the current nine month period primarily due to the benefit from the exercise of non-qualified stock options offset by the realization of such benefits during the period.

(15) Product Warranties

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

Product warranty activity for the nine months ended June 24, 2006 and June 25, 2005 is as follows:

	Balance at Beginning of Period	Accruals for warranties issued during the period	Warranties Assumed(1)	Write- Offs/Payments	Balance at End of Period
Nine Months Ended:
June 24, 2006	$6,674	$3,506	$776	$(2,622)	$8,334
June 25, 2005	$4,528	6,438	—	$(4,445)	$6,521

(1)	Includes warranty liability assumed in the AEG acquisition.

(16) Related Party Transactions

In fiscal 2000 and 2001, the Company loaned an officer an aggregate of $500, which is required to be repaid quarterly through April 2006. In the event of a change in control, as defined, the amounts outstanding will be forgiven. The note was unsecured and bore interest at 7% per annum.

In December 2002, the Compensation Committee of the Board of Directors approved a special bonus program to provide the officer with the funds necessary to pay the quarterly installments due under the loan. Under the special bonus program, for so long as the officer remains an officer of the Company and there are amounts remaining to be repaid under the loan, the Company will pay the officer a special quarterly bonus equal to the amount due under the loan, including interest due, plus an additional payment equal to the taxes due as a result of the special bonus and such additional payment, such that the net-after-tax special quarterly bonus to be received by the officer will equal the principal and interest then due under the loan. During the nine months ended June 24, 2006 and June 25, 2005 the Company recognized $75 and $237, respectively, in bonus expense in connection with this program. As of January 1, 2006, the full amount of the loan had been repaid, and no further amounts will be paid to the officer under this special bonus program.

In May 2006, the Company entered into retention and severance agreements with certain executives that provide for retention payments in cash totaling $3 million if these executives remain employed with the Company through December 31, 2008 (“Retention Date). The Company has determined that it is probable that these amounts will be paid and therefore, is accruing these amounts ratably through the Retention Date. In addition, in connection with the retention and severance agreement, these executives were awarded 54 restricted stock units with an aggregate value of $2.5 million. These restricted stock units cliff vest on the Retention Date. These shares will be excluded from the computation of basic earnings per share until the shares vest because the employee is not entitled to the reward of stock ownership. The Company will record the $2.5 million of stock based compensation, over the vesting period of the restricted stock. As a result, the Company recorded stock based compensation expense of $157 during the three and nine months ended June 24, 2006. The retention and severance agreement also provide these executives with certain cash payments and continuation of benefits, as defined, in the event of termination without cause.

In May 2006, the Company also entered into severance agreements with certain other key officers that provide for certain cash payments and continuation of benefits, as defined, in the event of termination without cause.

(17) Goodwill and Intangible Assets

Consistent with prior years, the Company conducted its annual impairment test of goodwill during the second quarter of fiscal 2006. The Company considered a number of factors, including an independent valuation, from a prior year, to conduct this test. The valuation was based upon expected future discounted operating cash flows of the mammography reporting unit as well as analysis of recent sales or offerings of similar companies. The timing and size of impairment charges involve the application of management’s judgment and could significantly affect the Company’s operating results. The Company determined that it met all of the criteria under SFAS No. 142 to carry-forward the prior year determination of reporting unit fair value and based on the applicable valuation determined that no impairment exists. In the current quarter as a result of the AEG acquisition on May 2, 2006, the Company recorded $2.4 million of goodwill and $3.1 million of intangible assets in the Other reporting segment, as discussed in Note 2 herein.

Goodwill by reporting segment consists of the following:

Reporting Segment	Balance as of June 24, 2006	Balance as of September 24, 2005
Mammography	$6,285	$6,285
Other	2,404	—

	$8,689	$6,285

Intangible assets consist of the following:

			As of June 24, 2006		As of September 24, 2005
Reporting Segment	Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Osteoporosis Assessment	Patents	1-20 years	$4,952	$4,617	$4,952	$4,516

Mammography	Developed Technology	10-12.5 years	32,326	6,668	9,108	4,592

	Customer Lists	8.5 years	5,600	494	—	—

	Patents	5 years	687	511	648	438

Other	Patents	4 years	2,000	2,000	2,000	2,000

	Developed Technology	8.5 years	1,900	37	—	—

	Customer List	8.5 years	800	16	—	—

	Tradename	8.5 years	400	8	—	—

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Remaining through September 30, 2006	$1,003
September 29, 2007	3,987
September 27, 2008	3,932
September 26, 2009	3,831
September 25, 2010	3,777
Thereafter	17,784

(18) New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to

SFAS No. 109 (SFAS 109), Accounting for Income Taxes. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in SFAS 109 (i.e., a likelihood of occurrence greater than 50 percent).

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions.

In addition, FIN 48 requires expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 in its first quarter of fiscal 2008, which begins on September 30, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations.

The Company is currently evaluating the impact of the adoption of FIN 48, but does not believe the adoption will have material impact on its results of operation or financial position.

(19) Subsequent Events

Acquisition of R2 Technology, Inc.

On July 13, 2006, the Company completed the acquisition of R2 Technology, Inc., pursuant to an Agreement and Plan of Merger dated April 24, 2006. The aggregate purchase price paid by the Company to the security holders of R2 pursuant to the Merger Agreement was approximately $220.0 million which amount was paid by the Company entirely in shares of the Company’s common stock (other than cash in lieu of fractional shares). The price per share, approximately $47.50, was equal to the ten-trading day average of the closing price per share of Hologic Common Stock for the period ending July 11, 2006 resulting in a purchase price payable in approximately 4,630 shares of common stock. The actual number of shares of common stock that the Company will issue in the transaction will be subject to reduction to reflect certain tax withholding obligations. R2 Technology, located in Sunnyvale, California, develops and sells computer-aided detection technology and products (CAD), an innovative technology that assists radiologists in the early detection of breast cancer.

Acquisition of Suros Surgical Systems, Inc.

On July 27, 2006, the Company completed the acquisition of Suros Surgical Systems, Inc., pursuant to an Agreement and Plan of Merger dated April 17, 2006. The purchase price for the transaction exclusive of certain transaction costs and expenses, is approximately $240 million payable in approximately $135 million in cash and 2,330 shares of common stock. The price per share of $44.99 was equal to the ten-day trading average of the closing price per share of Hologic’s common stock for the period ending July 25, 2006. In addition, an earn-out will be payable in two annual cash installments equal to the incremental revenue growth in Suros Surgical’s business in the two years following the closing. Suros Surgical, located in Indianapolis, Indiana, develops, manufactures and sells minimally invasive interventional breast biopsy technology and products for biopsy, tissue removal and biopsy site marking.

Credit Agreement

On July 24, 2006, the Company entered into a $75 million senior unsecured line of credit agreement (Credit Agreement) with Bank of America, N.A. (BOA). At the Company’s option, committed loans (as defined in the Credit Agreement) outstanding under the Credit Agreement will bear interest at a rate equal to (a) Eurodollar Rate - the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (“LIBOR”) plus the applicable margin (as defined in the Credit Agreement, which margin ranges from 0.625% to 1.00% depending on the Company’s consolidated leverage ratio) or (b) Base Rate - the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate plus .50% (the “Base Rate”). The Credit Agreement includes financial covenants requiring the Company to maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum consolidated interest coverage ratio of 3:00:1.00. The Credit Agreement also contains events of default that permit the acceleration of the loans and the termination of the Credit Agreement, including, but not limited to, payment defaults under the Credit Agreement and cross-default under certain other indebtedness, the breach of certain covenants, the entry of material judgments, and the occurrence of bankruptcy, insolvency or change of control events. Borrowings under the Credit Agreement are scheduled to mature on January 23, 2007.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLOGIC, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This report contains forward-looking information that involves risks and uncertainties, including statements regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, statements regarding various estimates we have made in preparing our financial statements, statements regarding expected benefits from recent acquisitions and the estimated effects of purchase accounting for those transactions, statements regarding expected future trends relating to our results of operations and the sufficiency of our capital resources. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to materially differ include, without limitation, the Risk Factors set forth in Part II – Item 1A of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

As permitted by SFAS 123, we historically accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. We have adopted the “modified prospective” method alternative outlined in SFAS 123(R). A “modified prospective” method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As a result, we are amortizing the unamortized stock-based compensation expense related to unvested option grants issued prior to the adoption of SFAS 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. For options granted after our adoption of SFAS 123(R), we have elected to use a bi-nomial model to determine the weighted average fair value of options, rather than the Black-Scholes model, which we had previously used. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we have applied an estimated forfeiture rate of 9.7% in the first quarter and 10.6% in the second and third quarters of fiscal 2006 in determining the expense recorded in our consolidated statement of income. For further information regarding the assumptions we used in determining our stock-based compensation expense, see Note 7 to our financial statements.

During the nine months ended June 24, 2006, we have recorded $2.3 million of stock-based compensation expense for employee stock options as a result of the adoption of SFAS 123(R). The stock-based compensation expense for employee stock options included $311,000 in cost of revenues, $307,000 in research and development,

$231,000 in selling and marketing and $1.4 million in general and administrative expense for the nine months ended June 24, 2006. The compensation expense reduced both basic and diluted earnings per share by $0.03. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of June 24, 2006, there was $9.9 million of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 2.8 years.

Acquisitions

The following is a discussion of certain estimates that we made in connection with the acquisitions that we completed in the first nine months of fiscal 2006.

Fischer Imaging Corporation Intellectual Property Assets. On September 29, 2005, we acquired intellectual property and customer lists relating to Fischer Imaging Corporation’s mammography business and products for $26.9 million in cash and cancellation of the principal and interest outstanding under the $5.0 million secured loan we previously provided to Fischer. The aggregate purchase price for the Fischer intellectual property was approximately $33.0 million, which includes approximately $1.0 million related to acquisition fees and expenses.

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

On July 7, 2006, we agreed to sell, subject to Federal Trade Commission (known as the FTC) approval, all of the intellectual property relating to the Mammotest prone table breast biopsy system, previously acquired from Fischer, to Siemens AG for a cash payment of $6.5 million. Our purchase of those assets had been the subject of an FTC investigation. We will retain a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use the intellectual property relating to the Mammotest system. As a result of the sale of intellectual property, we expect to record an impairment charge to the $18.9 million carrying value of the underlying technology during the fourth quarter of fiscal 2006. However, the net impact of the impairment charge, the proceeds to be received from Siemens and the value ascribed to the license to use the intellectual property is expected to have a positive impact on our results of operations. The consent agreement and the Siemens agreement exclude the Senoscan digital mammography intellectual property assets purchased by us in the Fischer acquisition, which we will continue to retain.

AEG Elektrofotografie GmbH. On May 2, 2006, we acquired AEG Elektrofotografie GmbH and its group of related companies, which we refer to as AEG. The results of operations for AEG have been included in our consolidated financial statements from the date of acquisition as part of our other business segment. AEG specializes in the manufacture of photoconductor materials for use in a variety of electro photographic applications, including the coating of our digital detectors.

The aggregate purchase price for AEG was approximately $31.3 million (subject to adjustment) consisting of EUR 16.3 million in cash (approximately $20.7 million U.S. dollars) and 109,720 shares of our common stock valued at $5.3 million, an amount payable of $3.4 million and approximately $1.9 million for acquisition related fees and expenses. We have determined that the fair value of the shares issued in connection with the acquisition in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.

The acquisition also provides for a one-year earn out of EUR 1.7 million (approximately $2.0 million US dollars) which will be payable in cash if AEG calendar year 2006 earnings, as defined, exceeds a pre-set amount. We have considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration represents additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. The AEG acquisition was accounted for under the purchase method of accounting in accordance with United States generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of AEG are recorded based on their respective fair values. The components and allocation of the purchase price consists of the following approximate amounts (all dollar amounts in table presented in thousands):

Net tangible assets acquired as of May 2, 2006	$27,300

In process research and development	600
Identifiable intangible assets at fair value	3,100
Deferred income taxes	(2,100)
Goodwill	2,400

Estimated Purchase Price	$31,300

We have not completed our final purchase price allocation. The preliminary value of the acquired assets, assumed liabilities and identifiable intangibles are based upon our estimates of fair value as of the date of acquisition. As discussed above, the final purchase price is subject to certain purchase price adjustments including an earn-out payment, which has not been finalized. We have begun to assess and formulate a plan to restructure certain of AEG’s historical activities. As of the acquisition date we recorded a liability of approximately $350,000 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees under this plan, however no amounts have been paid as of June 24, 2006. We believe this plan will be finalized within one year from the acquisition date and will record any additional liabilities at such time resulting in an increase to goodwill. We expect to complete the final purchase price allocations within one year of the acquisition. We do not expect that any adjustments will have a material impact on our financial condition or results of operation

We record intangible assets acquired in a business combination under the purchase method of accounting. We account for acquisitions in accordance with FASB Statement No. 141, Business Combinations. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including purchased research and development. The fair value of identifiable intangible assets is based on detailed valuations using the income approach to establish the fair values of our identifiable intangible assets and purchased research and development. This approach establishes fair value by estimating the after-tax cash flows attributable to an in-process project over is useful life and then discounting these after-tax cash flows back to a present value that use information and assumptions provided by us. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer lists, trademarks and developed technology had separately identifiable values. The fair value of these intangible assets was determined through the application of the income approach. The intangible assets are expected to be amortized on a straight-line basis over the expected useful lives as the anticipated undiscounted cash flows are relatively consistent over the expected useful lives of the intangible assets.

The estimated $600,000 of purchase price allocated to in-process research and development projects related to AEG’s Organic Photoconductor Coating and Selenium product lines. This allocation represents the estimated fair value assuming these projects were completed based on risk-adjusted cash flows related to the incomplete research and development projects. As of the date of acquisition, we believe that the development of these projects has not reached technological feasibility, and the research and development in progress will have no alternative future use. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects.

The deferred income tax liability of $2.1 million relates to the tax effect to acquired identifiable intangible assets, and fair value adjustments to acquired inventory, land, building and related improvements as such amounts are not deductible for tax purposes.

Pension Liabilities

In connection with our acquisition of AEG, we sponsor a defined benefit pension plan covering the employees of our AEG German subsidiary. We are required to account for these pension benefits in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS 87), which requires that amounts recognized in the financial statements be determined on an actuarial basis. As of June 24, 2006, we have recorded a pension liability, based upon an actuarial valuation, of approximately $8.9 million as a component of accrued expenses in the accompanying consolidated financial statements. The selection of the assumptions used to determine pension expense or income involves significant judgment. The Company’s long-term return on asset and discount rate assumptions are considered the key variables in determining pension expense or income. The discount rate assumption was determined by using a model consisting of theoretical bond portfolios that closely match the various durations of that of our pension liability. The discount rate assumption we used for our German pension benefits plans was 4.0%. The discount rate is dependent on the participation level of the particular countries covered within the plans. Therefore, the discount rate is consistent with the fact that the pension is 100% German-based.

OVERVIEW

We are engaged primarily in the development, manufacture and distribution of proprietary X-ray, including digital X-ray, and other medical imaging systems and related products. Our businesses are reported as three segments: mammography; osteoporosis assessment and other.

Our mammography products include a broad product line of breast imaging and related products, including film-based and digital mammography systems and breast biopsy systems. Beginning in 2006, we have combined our digital detector business with our mammography operating segment to better reflect how we view our operations and manage our business. Our digital detector products are a digital component for our digital mammography equipment and, to a much lesser extent, are a digital component for original equipment manufacturers to incorporate into their own equipment. Our osteoporosis assessment products primarily consist of dual-energy X-ray bone densitometry systems and, to a lesser extent, an ultrasound-based osteoporosis assessment product. Bone densitometry is the precise measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures. Our other business segment includes our mini C-arm, extremity MRI, conventional general radiography service, digital general radiography systems and AEG photoconductor materials businesses. Our mini C-arm products are low intensity, fluoroscopic systems used primarily for image guidance of minimally invasive surgical procedures on a patient’s extremities. In the current nine month period, we began the ramp-up of sales and marketing activities including our initial sales of a line of third party extremity MRI systems of $2.3 million.

RECENT DEVELOPMENTS

Recent Acquisitions

During our current fiscal year, we completed a number of acquisitions, including two acquisitions completed in the fourth quarter of our current fiscal year.

Fischer Imaging Corporation Intellectual Property Assets. On September 29, 2005, we acquired intellectual property relating to Fischer Imaging Corporation’s mammography business and products, including the intellectual property relating to its Mammotest prone breast biopsy and Senoscan digital mammography systems. On July 7, 2006, we agreed to sell, subject to FTC approval, all of the intellectual property we acquired from Fischer relating to the Mammotest system, subject to our retention of a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use that intellectual property. The acquisition and the anticipated divestiture are discussed in further detail under the heading “Critical Accounting Policies and Estimates” set forth above.

AEG Elektrofotografie GmbH.

On May 2, 2006, we acquired AEG Elektrofotografie and its group of related companies. AEG was a privately held group of companies headquartered in Warstein, Germany, with manufacturing operations in Germany, China and the United States. AEG specializes in the manufacture of photoconductor materials for use in a variety of electro photographic applications, including for the coating of our digital detectors. The acquisition of AEG allows us to have control over this critical step in our detector manufacturing process, which should allow us to more – efficiently manage our supply chain and improve manufacturing margins. Our acquisition of AEG should also facilitate further manufacturing efficiencies and accelerate research and development of new detector products. The acquisition is discussed in further detail under the heading “Critical Accounting Policies and Estimates” set forth above.

R2 Technology, Inc

On July 13, 2006, we completed the acquisition of R2 Technology, Inc. The aggregate purchase price to be paid by us to the security holders of R2 pursuant to the acquisition agreement is approximately $220.0 million paid entirely in approximately 4,630,300 shares of our common stock, other than cash in lieu of fractional shares. The actual number of shares of common stock that we will have issue in the transaction will be subject to reduction to reflect certain tax withholding obligations. R2, located in Sunnyvale, California, is a leader in the development and commercialization of computer-aided detection (CAD), an innovative technology that assists radiologists in the early detection of breast cancer.

Suros Surgical Systems, Inc

On July 27, 2006, we completed the acquisition of Suros Surgical Systems, Inc. The purchase price for the transaction exclusive of certain transaction costs and expenses, is approximately $240 million payable in approximately $135 million in cash and 2,330,000 shares of our common stock. In addition an earn-out will be payable in two annual cash installments equal to the incremental revenue growth in Suros Surgical’s business in the two years following the closing. Suros Surgical, located in Indianapolis, Indiana, develops, manufactures and sells minimally invasive interventional breast biopsy technology and products for biopsy, tissue removal and biopsy site marking.

We had existing relationships with each of AEG, R2 and Suros Surgical as suppliers of inventory items. The supply agreements were entered into in prior years at arm’s length terms and conditions. No minimum purchase requirements exist and the pricing was consistent with other vendor agreements.

Credit Agreement

On July 24, 2006, we entered into a $75 million senior unsecured line of credit agreement with Bank of America, N.A.. At our option, revolving loans outstanding under the credit agreement will bear interest at a rate equal to (a) Eurodollar Rate - the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (“LIBOR”) plus the applicable margin (as defined in the credit agreement, which margin ranges from 0.625% to 1.00% depending on our consolidated leverage ratio) or (b) Base Rate - the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate plus .50%. The credit agreement includes financial covenants we are required to maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum consolidated interest coverage ratio of 3:00:1.00. The credit agreement also contains events of default that permit the acceleration of the loans and the termination of the credit agreement, including, but not limited to, payment defaults under the credit agreement and cross-default under certain other indebtedness, the breach of certain covenants, the entry of material judgments, and the occurrence of bankruptcy, insolvency or change of control events. Borrowings under the credit agreement are scheduled to mature on January 23, 2007.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales.

	Three Months Ended						Nine Months Ended
	June 24, 2006		June 25, 2005				June 24, 2006		June 25, 2005
		% of Total Revenue		% of Total Revenue	Change			% of Total Revenue		% of Total Revenue	Change
	Amount		Amount		Amount	%	Amount		Amount		Amount	%
Product Sales
Mammography	$75,981	63%	$41,033	56%	$34,948	85%	$193,307	62%	$113,641	54%	$79,666	70%
Osteoporosis Assessment	$14,680	12%	$14,334	19%	$346	2%	$45,875	15%	$41,422	20%	$4,453	11%
Other	$11,454	10%	$3,395	4%	$8,059	237%	$18,422	6%	$10,946	5%	$7,476	68%

	$102,115	85%	$58,762	79%	$43,353	74%	$257,604	83%	$166,009	79%	$91,595	55%

In the current three and nine month periods, our product sales increased 74% and 55%, respectively, compared to the corresponding periods in the prior year, primarily due to an increase in revenues from our mammography products, and to a lesser extent an increase in other product revenues primarily due to the addition of $7.4 million of sales from AEG, acquired on May 2, 2006, and in the current nine months, an increase in osteoporosis assessment sales. Included in the current year are the initial sales of a new line of third party extremity MRI systems of $1.1 million for the quarter and $2.2 million for the current nine months. Partially offsetting these increases in the current nine month period was a decrease of $2.0 million in our sales of general radiography systems, included in other segment product sales, resulting from our phase out of that business.

Mammography product sales increased 85% in the current quarter compared to the corresponding period in the prior year, primarily due to a $33.2 million increase in worldwide digital mammography system sales and, to a lesser extent, a $4.2 million increase in worldwide Multicare stereotactic table sales, partially offset by a $1.3 million decrease in worldwide analog mammography sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems sold. In the current quarter we sold 154 digital mammography systems compared to 65 systems in the third quarter of fiscal 2005. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The increase in sales of our Multicare stereotactic tables, worldwide, was primarily attributable to an increase in the number of systems sold in the current quarter as compared to the third quarter of fiscal 2005. We attribute this increase, at least in part, to our acquisition of the Mammotest intellectual property from Fischer Imaging. With our sale of that technology to Siemens AG, pursuant to our consent agreement with the FTC and subject to FTC approval, we would expect to face increasing competition for these tables. The decrease in sales of our analog mammography systems was primarily due to a decrease in the number of systems sold primarily in the United States. We believe that this decrease in analog system sales was primarily attributable to the shift in product sales to digital systems.

For the current nine month period, mammography product sales increased 70% compared to the corresponding period in the prior year, primarily due to a $69 million increase in worldwide digital mammography systems sales, and an $15.8 million increase in worldwide Multicare stereotactic table sales, partially offset by a $4.2 million decrease in worldwide analog mammography sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems sold, primarily in the United States. In the current nine month period, we sold 362 digital mammography systems worldwide compared to 168 systems in the first nine months of fiscal 2005. The increase in sales of our Multicare stereotactic tables, worldwide, was primarily attributable to an increase in the number of systems sold in the current nine month period compared to the first nine months of fiscal 2005. The decrease in sales of our analog mammography systems was due to a decrease in the number of systems sold primarily in the United States.

Osteoporosis assessment product sales increased 2% in the current quarter compared to the third quarter of fiscal 2006, primarily attributable to a $713,000 increase in product sales in the United States, which was and partially offset by a $367,000 decrease in product sales internationally. The total number of our dual-energy X-ray bone densitometry systems sold worldwide increased slightly in the current quarter as compared to the third quarter of fiscal 2005. For the current nine month period, osteoporosis assessment product sales increased 11% compared to the corresponding period in the prior year, primarily due to a $3.6 million increase in product sales in the United States and an $845,000 increase in product sales internationally. These increases in sales in the United States were primarily attributable to growing interest in our lower priced bone densitometry systems sold into the primary care market through our direct sales force, and internationally to an increase in the number of our lower priced Explorer bone densitometry systems sold.

Other product sales increased 237% in the current quarter compared to the corresponding period in the prior year. This increase was primarily attributable to the addition of $7.4 million in product sales as a result of our acquisition of AEG during the current quarter and, to a lesser extent, sales of $1.1 million of a new line of third party extremity MRI systems. In the current nine month period, other product sales increased 68% compared to the corresponding period in the prior year. This increase was primarily due to the addition of $7.4 million in product sales as a result of our acquisition of AEG and, to a lesser extent, initial sales of $2.2 million of the third party extremity MRI systems. These increases were partially offset by a $2.0 million decrease in worldwide digital general radiography product sales. This decrease reflects our decision to phase out this business. As a result of this decision, we expect our product sales for our general radiography systems to be negligible going forward.

In the first nine months of fiscal 2006, approximately 69% of product sales were generated in the United States, 19% in Europe, 8% in Asia, and 4% in other international markets. In the first nine months of fiscal 2005, approximately 64% of product sales were generated in the United States, 20% in Europe, 12% in Asia, and 4% in other international markets.

Service and Other Revenue.

	Three Months Ended						Nine Months Ended
	June 24, 2006		June 25, 2005		Change		June 24, 2006		June 25, 2005		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue			Amount	% of Total Revenue	Amount	% of Total Revenue
					Amount	%					Amount	%
Service and Other Revenue	$17,570	15%	$15,291	21%	$2,279	15%	$51,021	17%	$43,457	21%	$7,564	17%

Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 15% in the current quarter and 17% in the current nine month period compared to the corresponding periods of the prior year. The increases in service and other revenue in the current three and nine month periods were primarily due to increases in service contract revenues and installation revenues. We believe that these increases reflect the continued growth in our installed base of systems and detectors.

Costs of Product Sales.

	Three Months Ended						Nine Months Ended
	June 24, 2006		June 25, 2005		Change		June 24, 2006		June 25, 2005		Change
	Amount	% of Product Sales	Amount	% of Product Sales			Amount	% of Product Sales	Amount	% of Product Sales
					Amount	%					Amount	%
Cost of Product Sales	$50,536	49%	$29,271	50%	$21,265	73%	$124,642	48%	$85,302	51%	$39,340	46%

The cost of product sales increased 73% in the current quarter and 46% in the current nine month period compared to the corresponding periods in the prior year primarily due to the increased product sales discussed above.

The cost of product sales decreased as a percentage of product sales to 49% in the current quarter of fiscal 2006 from 50% in the third quarter of fiscal 2005 and to 48% in the current nine month period from 51% in the first nine months of fiscal 2005. These costs decreased as a percentage of product sales primarily due to increased revenues and improved profitability associated with the shift in mammography product sales to Selenia, our full field digital mammography systems. Selenia systems have significantly higher selling prices, more than offsetting the higher costs of the product, when compared to analog mammography. In addition, higher Selenia sales combined with the increase in revenues for Multicare stereotactic tables, bone densitometers and digital detectors resulted in an improved absorption of fixed manufacturing costs. This improvement was partially offset by a shift in sales to lower margin bone densitometry systems, sold both internationally and into the primary care market in the United States. Also offsetting the increases noted above, was $854,000 of additional cost related to the sale of acquired AEG inventory that was written-up to fair value for purchase accounting purposes.

Costs of Service and Other Revenue.

	Three Months Ended						Nine Months Ended
	June 24, 2006		June 25, 2005		Change		June 24, 2006		June 25, 2005		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue			Amount	% of Service Revenue	Amount	% of Service Revenue
					Amount	%					Amount	%
Cost of Service and Other Revenue	$18,760	107%	$14,692	96%	$4,068	28%	$53,491	105%	$43,093	99%	$10,398	24%

Cost of service and other revenue increased in absolute dollars primarily related to additional personnel and other costs to expand our service capabilities, especially in the United States to support our growing installed base of products. We expect our costs of service and other revenue to remain at its current level slightly in excess of the related revenue for the period, reflecting our need to employ the required personnel for warranty, non-warranty and installation activities to service our growing installed base of products. We also expect a continued increase in customers entering into service agreements in connection with our transition to digital mammography and direct service coverage.

Operating Expenses.

	Three Months Ended						Nine Months Ended
	June 24, 2006		June 25, 2005		Change		June 24, 2006		June 25, 2005		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue			Amount	% of Total Revenue	Amount	% of Total Revenue
					Amount	%					Amount	%
Operating Expenses
Research and Development	$6,961	6%	$5,100	7%	$1,861	36%	$19,718	6%	$14,292	7%	$5,426	38%
Selling and Marketing	$13,141	11%	$8,748	12%	$4,393	50%	$35,356	11%	$25,294	12%	$10,062	40%
General and Administrative	$11,107	9%	$6,791	9%	$4,316	64%	$27,839	9%	$20,263	10%	$7,576	37%
Acquired In-Process Research and Development	$600	1%	$0	0%	$600	—	$4,800	2%	$0	0%	$4,800	—

	$31,809	27%	$20,639	28%	$11,170	54%	$87,713	28%	$59,849	29%	$27,864	47%

Our operating expenses include research and development expenses, selling and marketing expenses, general and administrative expenses and charge for acquired in-process research and development. We expect all of these expenses to increase in the fourth quarter of fiscal 2006 as a result of our recent acquisitions.

Research and Development Expenses. Research and development expenses increased 36% and 38%, respectively, in the current three and nine month periods as compared to the corresponding periods in the prior year primarily due to an increase of $1.3 million in the current quarter and $4.8 million in the current nine month periods in mammography related expenses including our tomosynthesis development project and, to a lesser extent, amortization of the acquired Fischer Imaging developed technology of $629,000 in the current quarter and $1.9 million in the current nine month period. In addition to increases resulting from our recent acquisitions, we expect total research and development expenses to continue to increase as we accelerate our development efforts of tomosynthesis technology for mammography and continue to amortize the Fischer Imaging developed technology.

Selling and Marketing Expenses. Selling and marketing expenses increased by 50% and 40%, respectively, in the current three and nine month periods as compared to the corresponding periods in the prior year, primarily due to the increased level of revenues. In the current quarter, the increase was primarily due to an increase of $2.0 million of increased commissions to our direct sales force due to the increased product sales in direct territories, an increase of approximately $1.2 million of salaries, benefits and travel expenses from an increase in our direct sales force and an increase of approximately $483,000 of international distributor commissions due to increased product sales through these channels. In the first nine months of fiscal 2006, these increases were primarily due to an increase of $3.5 million of increased commissions to our direct sales force due to the increased product sales in direct territories, $2.5 million of salaries, benefits and travel expenses from an increase in our direct sales force and $1.6 million of international distributor commissions due to increased product sales through these channels.

General and Administrative Expenses. General and administrative expenses increased 64% and 37%, respectively, in the current three and nine months compared to the corresponding periods in the prior year. In the current quarter, compensation and related expenses increased approximately $2.0 million including $800,000 from an increase in personnel as a result of the AEG acquisition and $709,000 of stock-based compensation under SFAS 123(R) and increased legal fees of $1.3 million primarily attributable to the recently concluded FTC investigation and the Sokolov patent litigation. In the first nine months of fiscal 2006, compensation and related expenses increased approximately $3.5 million including $1.6 million of stock-based compensation, $800,000 from an increase in personnel as a result of the AEG acquisition, increased legal expenses of $2.3 million primarily attributable to the recently concluded FTC investigation and the Sokolov patent litigation.

Acquired In-Process Research and Development Expenses. The Company incurred charges for acquired in-process research and development of $600,000 and $4.8 million in the three and nine months ended June 24, 2006, respectively. The charge in the current three month period was in connection with our acquisition of AEG on May 2, 2006. The nine month period also includes the $4.2 million charge for in-process research and development in connection with our acquisition of Fischer Imaging’s intellectual property relating to its digital mammography product on September 29, 2005.

Interest Income.

	Three Months Ended				Nine Months Ended
	June 24, 2006	June 25, 2005	Change		June 24, 2006	June 25, 2005	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$1,181	$640	$541	85%	$3,454	$1,362	$2,092	154%

Interest income increased 85% and 154%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to higher investment balances and an increase in the interest rate earned in the first three and nine month periods of fiscal 2006 compared to last year. We expect interest income to decrease significantly in the current quarter as a result of the substantial reduction of our investment balances in connection with our recent acquisitions, including the payment of $135 million in cash as a portion of the purchase price for Suros Surgical.

Interest Expense and Other Income (Expense)

	Three Months Ended				Nine Months Ended
	June 24, 2006	June 25, 2005	Change		June 24, 2006	June 25, 2005	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense and Other Income (Expense), net	$(544)	$67	$(611)	(913)%	$(536)	$(4)	$(532)	13300%

In the current three and nine month periods, interest and other income (expense), net primarily consisted of foreign currency transaction losses and to a lesser extent interest expense related to the debt assumed as a result of the AEG acquisition. In the third quarter of fiscal 2005, other income primarily consisted of foreign currency gains partially offset by interest costs on the Wells Fargo Foothill, Inc. note payable, which was repaid in fiscal 2005. For the first nine months of fiscal 2005, this expense included interest costs on the Well Fargo Foothill note payable partially offset by foreign currency transaction gains. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have entered into forward foreign exchange contracts to hedge, on a net basis, certain foreign currency exposure and we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure. In connection with our acquisition of Suros Surgical we entered into a $75 million unsecured revolving line of credit on July 24, 2006 and borrowed $65 million under that facility. As a result, we anticipate that our interest expense will increase in the fourth quarter of 2006.

Provision for Income Taxes.

	Three Months Ended				Nine Months Ended
	June 24, 2006	June 25, 2005	Change		June 24, 2006	June 25, 2005	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$7,200	$2,000	$5,200	260%	$16,800	$3,800	$13,000	342%

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. In both the current three and nine month periods, our effective tax rate was 37% of pre-tax earnings. This rate is higher than the effective tax rate of 20% and 17%, respectively, in the comparable three and nine month periods of fiscal 2005 due to the realization of our previously unbenefited deferred tax assets in 2005. We expect an increase in our effective tax rate for fiscal 2006 due to in-process research and development charges in the fourth quarter of fiscal 2006 as a result of the acquisitions of R2 and Suros Surgical and which are not deductible for tax purposes. Our net deferred tax asset increased $1.0 million in the current nine month period primarily due to the benefit from the exercise of non-qualified stock options offset by the realization of such benefits during the period.

Segment Results of Operations

Beginning in fiscal 2006, we combined our previously reported mammography and digital detector operating segments, to better reflect how we view our operations and manage our business. In fiscal 2006, the primary function of the digital detector business is to support our mammography product line.

We now report our business as three segments: mammography, osteoporosis assessment and other. The recently acquired AEG photoconductor business is included in our other business segment. Prior periods have been restated to conform to this presentation. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements included in our 2005 Annual Report on Form 10-K. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Mammography.

	Three Months Ended						Nine Months Ended
	June 24, 2006		June 25, 2005		Change		June 24, 2006		June 25, 2005		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue			Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue
					Amount	%					Amount	%
Total Revenues	$85,837	100%	$49,046	100%	$36,791	75%	$221,596	100%	$135,768	100%	$85,828	63%

Operating Income	$19,536	23%	$5,038	10%	$14,498	288%	$37,793	17%	$10,480	8%	$27,313	261%

Mammography revenues, as discussed above, increased primarily due to the increase in product sales of $34.9 million and $79.7 million, respectively, in the current three and nine month periods compared to the prior year and an increase in service revenues of $1.8 million and $6.2 million, respectively, in the current three and nine month periods related to the increased number of systems in our installed base. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin in this business segment was 47% and 45%, respectively, in the current three and nine month periods compared to 39% and 37%, respectively in the corresponding periods of the prior year. In the current three and nine month periods our gross margins improved from the increase in product revenues of our more profitable Selenia systems versus our analog mammography systems. In addition, higher Selenia sales combined with the increase in revenues for Multicare stereotactic tables allowed for the greater absorption of manufacturing costs. This improvement in the gross margins was offset by an increase in service related costs. Operating expenses for this business segment increased 50% and 51% in the current three and nine month periods, respectively, primarily due to increased research and development expenses, related to our tomosynthesis project, intangible asset amortization related to our acquisition of Fischer Imaging’s intellectual property of $629,000 and $1.9 million, respectively, and stock-based compensation charges under SFAS 123(R) of $710,000 and $1.6 million, respectively. In the current nine month period, the increase also included the $4.2 million charge for in-process research and development related to our acquisition of Fischer Imaging’s intellectual property.

Osteoporosis Assessment.

	Three Months Ended						Nine Months Ended
	June 24, 2006		June 25, 2005		Change		June 24, 2006		June 25, 2005		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue			Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue
					Amount	%					Amount	%
Total Revenues	$19,548	100%	$19,183	100%	$365	2%	$60,967	100%	$55,317	100%	$5,650	10%

Operating Income	$2,240	11%	$3,116	16%	$(875)	(28)%	$8,101	13%	$7,547	14%	$554	7%

Osteoporosis assessment revenues increased slightly in the current quarter compared to the corresponding period in the prior year primarily due to the $346,000 increase in product sales discussed above. In the current nine month period, these revenues increased, as compared to the corresponding period in the prior year, primarily due to the $4.5 million increase in product sales and a $1.2 million increase in service related revenues related to the increased number of systems in our installed base. Operating income for osteoporosis assessment decreased for the current three month period primarily from increased operating expenses as a result of increased general and administrative expenses of $717,000 related to the increased compensation and legal fees discussed above as well as $279,000 of stock-based compensation under SFAS 123(R). Operating income for osteoporosis assessment increased for the current nine month period primarily from the increased gross profit from the increase in product sales partially offset by an increase in operating expenses including $683,000 of stock-based compensation under SFAS 123(R). Our gross margin in this business segment was 45% in both the current three and nine month periods compared to 44% and 45%, respectively, in the corresponding periods of the prior year. The increase in osteoporosis assessment gross margins in the current nine month period was primarily attributable to the increase in revenues and related improved absorption of manufacturing costs.

Other.

	Three Months Ended						Nine Months Ended
	June 24, 2006		June 25, 2005		Change		June 24, 2006		June 25, 2005		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue			Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue
					Amount	%					Amount	%
Total Revenues	$14,300	100%	$5,824	100%	$8,476	146%	$26,062	100%	$18,381	100%	$7,681	42%

Operating Income (Loss)	$(3,196)	(22)%	$1,297	22%	$(4,493)	(346)%	$(3,115)	(12)%	$3,195	17%	$(6,310)	(197)%

Revenues for this business segment, which includes the mini C-arm business, domestic distribution of a third party extremity MRI system, the digital general radiography business, the conventional general radiography service business and the AEG photoconductor businesses’ increased in the current quarter and nine month period compared to the comparable periods of the prior year primarily due to an incremental $7.6 million of revenue as a result of the AEG acquisition on May 2, 2006. Also contributing to the increase but to a lesser extent, was our initial sales of $1.2 million and $2.3 million of the new line of third party extremity MRI systems during the current three and nine month periods, respectively. The decrease in operating income was primarily due to purchase accounting related charges as a result of the acquisition of AEG including a $854,000 increase of cost of goods sold related to the sale of inventory that had been written up to fair value as of the date of acquisition and a charge for in process research and development of $600,000. Also contributing to the decrease of operating income were our phase-out of the digital general radiography systems business, and the ramp-up of sales and marketing expenses for a new line of third party extremity MRI systems.

Liquidity and Capital Resources

At June 24, 2006 we had approximately $191.6 million of working capital. At that date our cash and cash equivalents totaled $110.1 million. Our cash and cash equivalents balance decreased approximately $4.0 million during the first nine months of fiscal 2006 primarily due to the use of $27.6 million in cash for the acquisition of the mammography intellectual property of Fischer Imaging, cash to acquire AEG and related fees and expenses of $18.5 million and for purchases of property and equipment of $8.1 million, partially offset by cash provided by financing and operating activities.

Our cash provided by operating activities was $29.4 million, which included net income of $28.9 million for the first nine months of fiscal 2006 increased by non-cash charges for depreciation and amortization of an aggregate of $8.5 million, and the acquired in-process research and development charge of $4.8 million related to the Fischer Imaging and AEG acquisitions, which were partially offset by the $17.8 million tax benefit related to the exercise of non-qualified stock options. Cash used by operations due to changes in our current assets and liabilities included an increase in accounts receivable of $11.2 million, and an increase in inventory of $23.9 million. These uses of cash were partially offset by an increase in accrued expenses of $19.4 million and an increase in accounts payable of $12.5 million. The increase in accounts receivable was primarily due to increased revenues in the current quarter. The increase in inventory was to fulfill certain purchase commitments in connection with the distribution of a third party extremity MRI system and to support the increased sales volume, especially for digital mammography. The increase in accrued expenses is primarily the result of the $8.9 million pension liability assumed with the AEG acquisition. The increase in accounts payable was primarily due to the timing of payments and increased purchases to support our increasing revenues, especially in digital mammography.

In the first nine months of fiscal 2006, we used approximately $60.2 million of cash in investing activities. This use of cash was primarily attributable to the use of $27.6 million to acquire the Fischer Imaging mammography intellectual property, $18.5 million to acquire AEG and, to a lesser extent, the use of $8.4 million for purchases of property and equipment, which consisted primarily of manufacturing equipment, research and development test equipment, demonstration equipment and computer hardware.

In the first nine months of fiscal 2006, financing activities provided us with $27.1 million of cash, which was primarily from the exercise of non-qualified stock options, that was partially offset by our repayment of an outstanding note payable. Our cash from financing activities included $17.8 million from the tax benefit related to the exercise of non-qualified stock options and $10 million of cash from the exercise of those stock options.

On July 13, 2006, we completed the acquisition of R2 Technology, Inc. The purchase price for the acquisition is to be paid exclusively in shares of our common stock, other than cash in lieu of fractional shares. In connection with that acquisition, we assumed and repaid in full R2 debt of $3.9 million.

On July 27, 2006, we completed the acquisition of Suros Surgical Systems, Inc. The purchase price for the transaction, exclusive of certain transaction costs and expenses, was approximately $240 million payable in approximately $135 million in cash with the balance payable in share of our common stock. In addition a cash earn-out will be payable in two annual cash installments equal to the incremental revenue growth in Suros Surgical’s business in the two years following the closing.

We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (3.1% at June 24, 2006) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At June 24, 2006 and September 24, 2005, there were no outstanding borrowings under this line.

As a result of the acquisition of AEG, we assumed certain of AEG’s existing debt aggregating $10.7 million as of June 24, 2006. The terms of the agreements have various maturities ranging from July 1, 2007 through March 15, 2011. Interest rates are variable and at June 24, 2006 ranged from 5% to 8.1%. In connection with our acquisition of AEG we issued a total of 109,720 shares of our common stock. These shares are subject to put options pursuant to which the holders have the option to resell the shares to us during a period of one year following the completion of the acquisition if the closing price of our stock falls and remains below a threshold price. The repurchase price would be the closing price of our common stock on the date of exercise. Our maximum aggregate obligation under these put options would be approximately $4.1 million if the put option were exercised for all the shares covered by those options and the closing price of our shares on the date of exercise equaled the maximum threshold price permitting the exercise of the option.

On July 24, 2006, we entered into a credit agreement with Bank of America, N.A., as administrative agent, providing for a $75 million senior unsecured revolving line of credit. At our option, revolving loans outstanding under the credit agreement will bear interest at a rate equal to (a) Eurodollar Rate - the British Bankers Association London

Inter-Bank Offered Rate for dollar deposits (known as “LIBOR”) plus the applicable margin (as defined in the credit agreement, which margin ranges from 0.625% to 1.00% depending on our consolidated leverage ratio) or (b) Base Rate - the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate plus .50% . The credit agreement includes financial covenants requiring that we maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum consolidated interest coverage ratio of 3:00:1.00. The credit agreement also contains events of default that permit the acceleration of the loans and the termination of the credit agreement, including, but not limited to, payment defaults under the credit agreement and cross-default under certain other indebtedness, the breach of certain covenants, the entry of material judgments, and the occurrence of bankruptcy, insolvency or change of control events. Borrowings under the credit agreement may be used to finance a portion of the Suros Surgical acquisition and for general corporate purposes. The credit agreement matures on January 23, 2007. Prior to maturity, we may reborrow amounts repaid for any permitted purpose. On July 26, 2006, we borrowed approximately $65 million under the credit facility to finance a portion of the purchase price in connection with our acquisition of Suros Surgical. The engagement letter for the line of credit contemplates a syndication to increase the amount to $150 million and the term to five years. The syndication and the extension is subject to the successful completion of the syndication of the facility and execution of definitive documentation.

In September 2002, we completed a sale/leaseback transaction for our headquarters and manufacturing facility located in Bedford, Massachusetts and our Lorad manufacturing facility in Danbury, Connecticut. The transaction resulted in net proceeds to us of $31.4 million. The lease for these facilities, including the associated land, has a term of 20 years, with four five-year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.2 million per year, which is subject to adjustment for increases in the consumer price index. The aggregate total minimum lease payments during the initial 20-year term are $62.9 million. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, we make customary representations and warranties and agree to certain financial covenants and indemnities. In the event we default on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. We were in compliance with all covenants as of June 24, 2006.

On July 7, 2006, we announced that we had agreed to sell, subject to FTC approval, all of the intellectual property relating to the Mammotest prone breast biopsy system, previously acquired from Fischer, to Siemens AG for a cash payment of $6.5 million.

In March 2005, we were served with a Complaint filed on November 12, 2004 by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that the Company’s HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff is seeking to preliminarily and permanently enjoin the Company from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, the Company filed an Answer and Counterclaims in response to the Complaint in which the Company denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. The Company does not believe that it infringes any valid or enforceable patents of the plaintiff and intends to vigorously defend its interests. As such, no amounts have been accrued related to this matter as of June 24, 2006.

The following table summarizes our contractual obligations and commitments as of June 24, 2006:

Payments Due by Period

(in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$62,481	$5,640	$10,131	$8,824	$37,886
Purchase Obligations (1)	37,918	14,773	23,145	—	—
Foreign Currency Exchange Contract	10,050	10,050	—	—	—

Total Contractual Obligations	$110,449	$30,463	$33,276	$8,824	$37,886

(1)	The purchase obligations primarily relate to an exclusive distribution and service agreement in the United States under which we will sell and service a line of extremity MRI systems. Pursuant to the terms of this contract, we have certain minimum inventory purchase obligations for the initial term and are subject to renegotiation after the first eighteen month period in the event of any unforeseen changes in the market dynamics.

The expected timing of payment and amounts of the obligations discussed above are estimated based on current information.

Except as set forth above, we do not have any other significant capital commitments. We are working on several projects, with an emphasis on digital mammography that will require significant investments of time and resources. As noted above, our line of credit expires in January 2007. As discussed in further detail above we are in discussions to extend the line of credit for a five year term. Even without that extension, we believe that we have sufficient cash flow from operations and other resources to extend or refinance the line of credit when it becomes due, although we cannot assure that we will be able to do so on as favorable terms, if at all. Subject to the foregoing and the risk factors set forth in Item 1A of this report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Report, we believe that we have sufficient funds and access to capital resources in order to fund our expected operations over the next twelve months.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on the debt assumed as a result of our acquisition of AEG. The terms of these debt agreements have various maturities ranging from July 1, 2007 through March 15, 2011. Interest rates are variable and at June 24, 2006 ranged from 5% to 8.1%. We may also incur interest expense on loans made under a European line of credit that accrues interest at the Europe Interbank Offered Rate plus 1.50%. At June 24, 2006, there were no amounts outstanding under the line of credit.

We have interest rate swap contracts in place totaling 6 million Euros and $2.8 million U.S. dollars where we pay at a fixed rate and receive at a floating rate. Fixed rates range from 2.83% to 4.95% and the floating rates range from 2.99% to 5.11%. Maturity dates coincide with those of the outstanding hedge debt agreements, thus having various maturities ranging from November 2007 through December 2010.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities that experience a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition. Interest income on our investment is recorded as a component of Other Income in our accompanying consolidated financial statements.

Foreign Currency Exchange Risk. Internationally, we currently operate in Belgium, France, Germany and China. Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Substantially all of our sales outside the United States are conducted in U.S. dollar denominated transactions. We operate International subsidiaries that incur expenses denominated in local currencies. However, we believe that these operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Expenses to service our contracts are incurred both by our international/foreign subsidiaries in the local currency and by the parent company in U.S. dollars. As such, our operating results and certain assets and liabilities that are denominated in the Euro are affected by changes in the relative strength of the U.S. dollar against the Euro.

We use forward foreign exchange contracts to mitigate our foreign currency exchange rate exposures related to our foreign currency denominated assets and liabilities, and more specifically, to hedge, on a net basis, the foreign currency exposure of a portion of our German sales denominated in the U.S. dollar. The terms of these forward contracts are of a short-term nature (6-12 months). At June 24, 2006, the Company had $2.5 million outstanding forward foreign exchange contracts to exchange U.S. dollars for Euros. The forward foreign exchange contracts have various maturity dates within our fourth quarter of fiscal 2006 and our first two quarters of fiscal 2007 and had a book value that approximated fair value.

The market risk associated with the forward foreign exchange contracts resulting from currency exchange rate or interest rate movements is expected to mitigate the market risk of the underlying assets being hedged. A hypothetical 10% movement in the foreign currency exchange rate between U.S. dollars and Euros would not have a material adverse effect on our financial condition. We do not use forward contracts for trading or speculative purposes.

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

As of June 24, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

HOLOGIC, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings.

In connection with our acquisition in September 2005 of the mammography intellectual property assets from Fischer Imaging Corporation, including the rights to their SenoScan digital mammography and MammoTest stereotactic breast biopsy systems, we became subject to a non-public Federal Trade Commission investigation to determine if the acquisition of certain of those assets may be anticompetitive and in violation of Section 7 of the Clayton Act or Section 5 of the FTC Act. On July 7, 2006, the FTC issued a complaint relating to this investigation, in which the FTC alleged that it had reason to believe that the acquisition violated those provisions. On the same day, we entered into a consent agreement with the FTC to resolve this dispute. As part of the consent agreement, we have agreed to sell, subject to FTC approval, all of the intellectual property relating to the MammoTest system to Siemens AG for a cash payment of $6.5 million. We will retain a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use the intellectual property relating to this intellectual property. Our rights to the SenoScan digital mammography intellectual property assets purchased by us from Fischer Imaging are not affected by the consent agreement or Siemens agreement. We will continue to own all rights to those assets. The consent agreement remains subject to final approval by the FTC after a 30-day public comment period.

Except as set forth above there have been no material developments in legal proceedings covered by our reports.

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

Risk Factors Relating to Acquisitions

We have acquired related businesses, technologies, product lines, and products from Suros Surgical Systems, Inc., R2 Technology, Inc. and AEG Elektrofotografie GmbH. The success of these acquisitions will depend on our ability to realize the anticipated benefits from combining the acquired businesses with our own. We may fail to realize these anticipated benefits for a number of reasons, including the following:

•	problems may arise with our ability to successfully integrate the acquired businesses, which may result in the combined companies not operating as effectively and efficiently as expected, which problems may include:

•	diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration;

•	failure to retain and motivate key employees;

•	failure to successfully manage relationships with customers, distributors and suppliers;

•	failure of customers to accept new products;

•	failure to effectively coordinate sales and marketing efforts;

•	failure to combine product offerings and product lines quickly and effectively;

•	failure to effectively enhance acquired technology and products or develop new products relating to the acquired businesses;

•	potential difficulties and inefficiencies in managing and operating businesses in multiple locations or operating businesses in which we have either limited or no direct experience;

•	potential difficulties integrating financial reporting systems; and

•	potential difficulties in implementing controls, procedures and policies appropriate for a larger public company at companies that prior to our acquisition had lacked such controls, procedures and policies;

•	we may not be able to achieve the expected synergies from an acquisition or it may take longer than expected to achieve those synergies;

•	an acquisition may involve unexpected costs or liabilities, or the effects of purchase accounting may be different from our expectations; and

•	the acquired businesses may be adversely affected by future legislative, regulatory, or tax changes as well as other economic, business and/or competitive factors.

Our acquisition of AEG Elektrofotografie, which conducts its business worldwide, with headquarters in Germany and manufacturing operations in Germany, China and the United States, is subject to the additional challenges and risks associated with international operations, including those related to integration of operations across different cultures and languages, currency risk and the particular economic, legal, political and regulatory risks associated with specific countries.

The market price of our common stock may decline as a result of our recent acquisitions.

The market price of our common stock may decline as a result of our recent acquisitions for a number of reasons, including the following:

•	we have expended significant funds, incurred significant debt and issued a substantial number of additional shares of our common stock in connection with these acquisitions, which may negatively affect our results of operations and be dilutive to our stockholders;

•	the perceived benefits we anticipate of the acquisitions may not be consistent with those perceived by financial or industry analysts or by investors;

•	the combined companies may not achieve the expected benefits of the acquisitions as rapidly or to the extent anticipated by financial or industry analysts or by investors;

•	the effect of the acquisitions on our financial results may not be consistent with the expectations of financial or industry analysts or of investors; and

•	our significant stockholders, or stockholders of the acquired entities may decide to dispose of their shares of our common stock.

Our business may be harmed by acquisitions we complete in the future.

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

We may become subject to litigation, investigations or inquiries in connection with acquisitions that we complete, which may cause us to incur significant additional and unforeseen costs to defend or pursue litigation or investigations or other inquiries relating to the acquisition. In connection with our acquisition in September 2005 of the mammography intellectual property assets from Fischer Imaging Corporation, including the rights to their SenoScan digital mammography and MammoTest stereotactic breast biopsy systems, we became subject to a non-public Federal Trade Commission investigation to determine if the acquisition of certain of those assets may be anticompetitive and in violation of Section 7 of the Clayton Act or Section 5 of the FTC Act. In July 2006, we entered into a consent agreement with the FTC to resolve our dispute with the FTC regarding our acquisition of the MammoTest stereotactic breast biopsy system intellectual property acquired as part of the mammography intellectual property assets purchased from Fischer Imaging. As part of the consent agreement, we agreed to sell and license back, on a royalty-free nonexclusive basis, all of the intellectual property relating to the Mammotest system to Siemens AG. The consent agreement and agreement with Siemens remains subject to final approval by the FTC. We cannot assure that the consent agreement or the Siemens agreement will receive final FTC approval, which would require us to devote additional resources to resolve this dispute.

Risks relating to our business

The markets for our direct-to-digital full-field mammography products are in the early stage of development.

The markets for digital mammography products are relatively new. There is a significant installed base of conventional screen-film mammography products in hospitals and radiological practices. The use of our direct-to-digital mammography products in many cases would require these potential customers to either modify or replace their existing x-ray imaging equipment. Moreover, as direct-to-digital mammography products are generally more expensive than conventional screen-firm mammography products, we believe that a major factor in the market’s acceptance of direct-to-digital mammography products has been and will continue to be based upon the benefits direct-to-digital technology as compared to less expensive technologies. As a result, the market for our direct-to-digital mammography products has and will continue to be affected by published studies and reports relating to the comparative efficacy of digital mammography products, and the publication of an adverse study could significantly impair the adoption of this technology and harm our business. The implementation of digital mammography technology is also affected by the trend toward transition by the healthcare industry from conventional film archiving systems to hospital Picture Archiving and Communications Systems, known as PACS, to store x-ray images electronically. Because the benefits of our direct-to-digital mammography technology may not be fully realized by customers until they install a PACS platform, a large potential market for these products may not develop until PACS environments are more widely used. Because of the early stage of the markets for these products, it is likely that our evaluation of the potential markets for these products will materially vary with time. We cannot assure that the markets for our direct-to-digital full-field mammography products will continue to develop.

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

Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government healthcare programs and private health insurers. The costs of our products are substantial, and market acceptance of our products depends upon our customers’ ability to obtain appropriate levels of reimbursement from third-party payors for use of our products. In the United States, the Centers for Medicare & Medicaid Services, known as CMS, establishes guidelines for the reimbursement of healthcare providers treating Medicare and Medicaid patients. Under current CMS guidelines, varying reimbursement levels have been established for mammography, breast biopsy, CAD and bone density assessment and other imaging and diagnostic procedures performed by our products. The actual reimbursement amounts are determined by individual state Medicare carriers and, for non-Medicare and Medicaid patients, private insurance carriers. There are often delays between the reimbursement approvals by CMS and by a state Medicare carrier and private insurance carriers. Moreover, states as well as private insurance carriers may choose not to follow the CMS reimbursement guidelines. The use of our products outside the United States is similarly affected by reimbursement policies adopted by foreign regulatory and insurance carriers. Recently, the CMS has proposed reductions to the reimbursement levels for bone density assessments, CAD and breast biopsy. These proposed reductions, if implemented, or any other reduction or other adverse change in reimbursement policies for the use of our products could harm our business and prospects.

Our success depends on new product development.

We have a continuing research and development program designed to develop new products and to enhance and improve our products. We are expending significant resources on the development of digital x-ray imaging products, including the development of a digital mammography product to perform breast tomosynthesis, a 3-dimensional imaging technique. The successful development of these products and product enhancements are subject to numerous risks, both known and unknown, including:

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

Any new products or product enhancements developed by us may not be commercially successful.

Even if we are successful in developing a new product or a product enhancement, we cannot assure that such product or product enhancement will be commercially successful. The successful commercialization of new products and product enhancements are subject to numerous risks, both known and unknown, including:

•	uncertainty of the development of a market for such product or enhancement;

•	product performance, perceived or actual;

•	competition; and

•	other technological developments,

as well as the other risks relating to our business as set forth herein. Often, the development of a significant market for a new product or product enhancement will depend upon the establishment of a reimbursement code or an advantageous reimbursement level for use of the product. Moreover, even if addressed, such reimbursement codes or levels frequently are not addressed until after a new product or product enhancement is developed and commercially introduced, which can delay the successful commercialization of a new product or product enhancement.

Our reliance on one or only a limited number of suppliers for some key components or subassemblies for our products could harm our business and prospects.

We rely on one or only a limited number of suppliers for some key components or subassemblies for our products. In particular, we have a limited number of suppliers for the panel for our direct radiography products. In addition, we have only limited sources of supply for some key components used in our mini C-arm systems. Obtaining alternative sources of supply of these components could involve significant delays and other costs, and may not be available to us on reasonable terms, if at all. The failure of a component supplier or contract assembler to provide acceptable quality and timely components or assembly service at an acceptable price, or an interruption of supplies from such a supplier could harm our business and prospects. Any disruption of supplies of key components could delay or reduce shipments, which could result in lost or deferred sales.

Our liquidity and financial position could be harmed by our obligations under our credit facility and our long-term leases for our headquarters and Lorad facilities.

Our obligations under our credit facility and our long-term leases for our headquarters and Lorad facilities could adversely affect our ability to obtain additional financing for acquisitions, working capital or other purposes and could make us more vulnerable to economic downturns and competitive pressures. These obligations could also adversely affect our liquidity and, in the event of a cash shortfall, we could be forced to reduce other expenditures to be able to meet such requirements. Moreover, our credit facility and long-term leases contain financial and other covenants. If we do not comply with our covenants our obligations could be accelerated and our liquidity and financial position could be harmed. Our ability to meet our obligations under our credit facility and leases will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations. If we are unable to generate sufficient cash flow from operations in the future to service our debt and make our lease payments, we may be required to refinance all or a portion of such obligations, or obtain additional financing and our liquidity and financial position could be harmed.

Our ability to grow our business could be adversely affected if we are unable to obtain additional financing on acceptable terms.

We are currently seeking to increase the amount of our credit facility and extend its term to provide us with additional financial flexibility to fund our anticipated growth resulting from our recent acquisitions and for working capital. We may also seek additional debt or equity financing. Such financing may not be available on acceptable terms and our failure to obtain additional financing when needed could negatively impact our growth, financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

We may not be able to compete successfully.

A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Many of these competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to hospitals, radiology clients, general purchasing organizations and other potential customers. In addition, many of our current and potential competitors are larger and have greater financial resources than us and offer a range of products broader than our products. Some of the companies with which we now compete or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than us, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. Our failure to compete successfully could harm our business and prospects.

Our mammography systems compete with a range of conventional, computed radiography and digital mammography products offered by GE, Siemens, Kodak, Fuji, PlanMed, Giotto, Toshiba, Agfa, Spectra and SwissRay. Our minimally invasive breast biopsy systems compete with products offered by GE, Siemens, Philips, PlanMed, Giotto and with conventional surgical biopsy procedures. Our mini C-arm products compete directly with mini C-arms manufactured and sold by a limited number of companies including GE. We also compete indirectly with manufacturers of conventional C-arm image intensifiers including Philips, Siemens and GE. The primary competitor for our osteoporosis assessment products is General Electric Medical Systems.

The primary competitor for our recently acquired Suros biopsy and tissue extraction product line is Ethicon, a Johnson & Johnson company. Other competitors in this market include SenoRx, Rubicor, Sanarus Medical and Bard. The primary competitor for our recently acquired CAD product line is iCAD, Inc..

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

Furthermore, any alliance or joint venture may divert management time and resources. Entering into a disadvantageous alliance or joint venture or failing to manage an alliance or joint venture effectively could harm our business and prospects.

The future growth of our bone densitometry business depends in large part on the continued development and more widespread acceptance of complementary therapies as well as our ability to expand into the primary care market.

Our bone densitometers and related products are used to assist physicians in diagnosing patients at risk for osteoporosis and other bone disorders, and to monitor the effectiveness of therapies to treat these disorders. As a result, the future growth of the market for these products and of this business will in large part be dependent upon the development and more widespread acceptance of drug therapies to prevent and to treat osteoporosis, and in addition, our ability to expand into the primary care market. Over the last several years, the Food and Drug Administration, the FDA, has approved a number of drug therapies to treat osteoporosis. We also understand that a number of other drug therapies are under development. While sales of our bone densitometry products have benefited from the increased availability and use of these therapies, most patients who are at risk for osteoporosis continue to go untreated. We cannot assure that any therapies under development or in clinical trials will prove to be effective, obtain regulatory approval, or that any approved therapy will gain widespread acceptance, or that we will be able to expand into the primary care market. Even if these therapies gain widespread acceptance, we cannot assure that this acceptance will increase the sales of our products.

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

Our results of operations have been and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including:

•	the overall state of healthcare and cost containment efforts

•	reimbursement levels for the use of our products;

•	the development status and demand for our products;

•	the development status and demand for therapies to treat breast cancer and osteoporosis;

•	economic conditions in our markets;

•	foreign exchange rates;

•	the timing of orders;

•	the timing of expenditures in anticipation of future sales;

•	the mix of products we sell;

•	the introduction of new products and product enhancements by us or our competitors; and

•	pricing and other competitive conditions.

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

Foreign sales accounted for approximately 33% of our product sales in fiscal 2005, 39% of our product sales in fiscal 2004 and 32% of our product sales in fiscal 2003. We maintain a sales and service office in Belgium and a support office in France, and our AEG Elektrofotografie subsidiary conducts its business worldwide, with headquarters in Germany and manufacturing operations in Germany and China. The expenses of these offices are denominated in local currencies, and our foreign sales may be denominated in local currencies, the Euro or U.S. dollars. We anticipate that foreign sales and sales denominated in foreign currencies will continue to account for a significant portion of our total sales. Fluctuations in the value of local currencies have caused, and are likely to continue to cause, amounts translated into U.S. dollars to fluctuate in comparison with previous periods. We have hedged our foreign currency exposure by borrowing funds in local European currencies to pay the expenses of our foreign offices. In addition, our recently acquired AEG operations has engaged in hedging activities, such as currency swaps, to hedge its foreign currency exposure. There is a risk that any hedging activities will not be successful in mitigating our foreign exchange risk exposure.

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

Additionally, as a result of our acquisition of AEG Elektrofotografie, which also conducts its business worldwide, with headquarters in Germany and manufacturing operations in Germany, China and the United States, we may experience increased difficulties in coordinating international activities and successfully integrating and operating AEG Elektrofotografie’s business.

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

We assessed the effectiveness of our internal control over financial reporting as of September 24, 2005 and assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute more than an inconsequential deficiency. As a result of this evaluation, no significant deficiencies or material weaknesses were identified. Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for fiscal 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect to continue to incur costs, including increased accounting fees and increased staffing levels, in order to maintain compliance with that section of the Sarbanes-Oxley Act. We continue to monitor controls for any additional weaknesses or deficiencies. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within the company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. In addition, if we continue to expand globally, the challenges involved in implementing appropriate internal controls will increase and will require that we continue to improve our internal controls.

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

We expect that current and future acquisitions of companies, some of which have operations outside the United States, will provide us with additional challenges in implementing the required processes, procedures and controls in our acquired operations. Our recently acquired companies do not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by securities law applicable to public companies in the United States. Although we intend to devote substantial time and incur substantial costs, as necessary, to ensure ongoing compliance, we cannot be certain that we will be successful in complying with Section 404.

There is a risk that our insurance will not be sufficient to protect us from product liability or other claims, or that in the future liability insurance will not be available to us at a reasonable cost, if at all.

Our business involves the risk of product liability and other claims inherent to the medical device business. We maintain product liability insurance subject to deductibles and exclusions. There is a risk that our insurance will not be sufficient to protect the company from product and other liability claims, or that product liability insurance will not be available to us at a reasonable cost, if at all. An under-insured or uninsured claim could harm our operating results or financial condition.

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

Risks relating to our common stock

Provisions in our certificate of incorporation and bylaws and our stockholder rights plan may have the effect of discouraging advantageous offers for our business or common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

Our certificate of incorporation, bylaws and the provisions of Delaware corporate law include provisions that may have the effect of discouraging or preventing a change in control. In addition, we have a stockholder rights plan that may have the effect of discouraging or preventing a change in control. These provisions could limit the price that our stockholders might receive in the future for shares of our common stock.

Our stock price is volatile.

The market price of our common stock has been, and may continue to be, highly volatile. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

•	announcements and rumors of developments related to our business, including changes in reimbursement rates, proposed and completed acquisitions, or the industry in which we compete;

•	quarterly fluctuations in our actual or anticipated operating results and order levels;

•	general conditions in the worldwide economy;

•	announcements of technological innovations;

•	new products or product enhancements by us or our competitors;

•	developments in patents or other intellectual property rights and litigation; and

•	developments in relationships with our customers and suppliers.

In addition, in recent years the stock market in general and the markets for shares of “high-tech” companies, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of our common stock, and the market price of our common stock may decline.

Future sales of our common stock may cause our stock price to decline.

Substantially all of our outstanding shares of common stock are freely tradable without restriction or registration. Affiliates must sell all shares they own in compliance with the volume and other requirements of Rule 144, except for the holding period requirements. Sales of substantial amounts of common stock by our stockholders, pursuant to this prospectus or otherwise, or even the potential for such sales, may cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of our equity securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits :

Exhibit Number	Reference

2.1 Agreement and Plan of Merger dated April 17, 2006, by and among Hologic, Inc., Swordfish Acquisition Corp. and Suros Surgical Systems, Inc.	A-2.1

2.2 Agreement and Plan of Merger dated April 24, 2006, by and among Hologic, Inc., Hydrogen Acquisition, Inc. and R2 Technology, Inc.	A-2.2

2.3 Share Purchase Agreement dated May 2, 2006, by and among Hologic and the Sellers identified therein.	A-2.3

4.1 Form of Lock-Up Agreement entered into by and among Hologic, Inc., and certain holders of shares of Hologic, Inc. Common Stock received pursuant to the Share Purchase Agreement dated May 2, 2006, by and among Hologic, and the Sellers identified therein.	A-4.1

4.2 Registration Rights Agreement by and among Hologic, Inc. and the Stockholder Representative (as defined therein) dated as of July 27, 2006	B-4.1

10.1 Voting Agreement and Waiver dated April 17, 2006, by and among Hologic, Inc., and certain holders of capital stock of Suros Surgical Systems, Inc.	A-10.1

10.2 Voting Agreement and Waiver dated April 24, 2006, by and among Hologic, Inc., and certain holders of shares of capital stock of R2 Technology, Inc.	A-10.2

10.3** Retention and Severance Agreement dated May 3, 2006, by and between Hologic, Inc. and John W. Cumming.	A-10.4

10.4** Retention and Severance Agreement dated May 3, 2006, by and between Hologic, Inc. and Robert A. Cascella.	A-10.5

10.5** Retention and Severance Agreement dated May 3, 2006, by and between Hologic, Inc. and Glenn P. Muir.	A-10.6

10.6** Form of Severance Agreement for certain officers, including list of persons to whom provided.	A-10.7

10.7** Form of Amended and Restated Change of Control Agreement, including list of persons to whom provided.	A-10.8

10.8** Form of Restricted Stock Unit Award for executive officers.	A-10.9

10.10 Credit Agreement dated as of July 24, 2006, among Hologic, Inc., Bank of America, N.A. and the Other Lenders Party Thereto	B–10.1

31.1 Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2 Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1 Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2 Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

**	Management compensation plan or arrangement

A. We previously filed this exhibit on May 4, 2006 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 25, 2006, and the previously filed exhibit is incorporated herein by reference.

B. We previously filed this exhibit on July 27, 2006 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of July 27, 2006, and the previously filed exhibit is incorporated herein by reference.

HOLOGIC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

August 3, 2006	/s/ John W. Cumming
Date	John W. Cumming
Chairman and Chief Executive Officer

August 3, 2006	/s/ Glenn P. Muir
Date	Glenn P. Muir
Executive Vice President, Finance and Treasurer
(Principal Financial Officer)