Form 10-K
period 2006-09-30
HOLOGIC INC
filed 2006-12-14
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2006

or

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
Rights to Purchase Preferred Stock

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 25, 2006 was $2,500,502,598 based on the price of the last reported sale on the Nasdaq National Market on that date.

As of December 11, 2006 there were 52,759,611 shares of the registrant’s Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended September 30, 2006 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to statements regarding:

•	our goal of expanding our market positions;

•	the development of new competitive technologies and products;

•	regulatory approval and clearances for our products;

•	production schedules for our products;

•	the anticipated development of our markets and the success of our products in these markets;

•	the anticipated performance and benefits of our products;

•	business strategies;

•	dependence on significant or sole source suppliers;

•	our ability to maintain effective internal controls;

•	the impact and anticipated benefits of recently completed acquisitions and acquisitions we may complete in the future;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future;

•	compliance with covenants contained in our credit facility and long term leases;

•	anticipated trends relating to our financial condition or results of operations; and

•	our capital resources and the adequacy thereof.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the Risk Factors set forth in Part I Item 1A below as well as those discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1.	Business

Overview

We are a leading developer, manufacturer and supplier of diagnostic and medical imaging systems primarily dedicated to serving the healthcare needs of women. We focus our resources on developing systems and subsystems offering superior image quality and diagnostic accuracy, which has enabled us to capture significant market share and customer loyalty, despite the presence of large competitors.

Our core women’s healthcare business units are focused on mammography and breast care, and osteoporosis assessment. Our mammography and breast care products include a broad product line of breast imaging and related products, including film-based and digital mammography systems, computer-aided detection (CAD), breast biopsy systems and breast biopsy and tissue extraction devices. Our Lorad line of mammography systems and our bone densitometry product line are premier brands in their markets. Our newly acquired product lines from R2 Technology, Inc. (R2) CAD and Suros Surgical Systems, Inc. (Suros) breast biopsy devices and tissue extraction product lines also hold positions of industry prominence in their areas of application. Our osteoporosis assessment products primarily consist of dual-energy X-ray bone densitometry systems and an ultrasound-based osteoporosis assessment product. Our other business unit includes our Fluoroscan mini C-arm imaging products our Esaote line of extremity MRI (Magnetic Resonance Imaging) systems which are manufactured by an original equipment manufacturer and, our photoconductor coating business, which we acquired in connection with our acquisition of AEG Electrofotografie GmbH and its group of related companies (AEG). Our customers include hospitals, imaging clinics and private practices, many of the leading healthcare organizations in the world and major pharmaceutical companies utilizing our products in conducting clinical trials.

We were founded on and remain committed to the principle of applying superior technology to medical imaging challenges. We achieved our first market and technology position shortly after the first commercial shipment of our initial product targeting bone densitometry in 1987. Our proprietary technology remains a leading bone densitometry assessment tool, offering superior, cost-effective accuracy and reliability. Over the years we have expanded and diversified our business through a number of strategic acquisitions, including the following:

•	In 1996 we acquired Fluoroscan Imaging Systems, a market leader for low intensity, real-time mini C-arm x-ray imaging devices that address the trend towards minimally invasive surgery.

•	In June 1999, we acquired Direct Radiography Corp., or DRC, from Sterling Diagnostic Imaging and have continued to invest in the development of their direct-to-digital x-ray technology, DirectRay, with an emphasis on mammography applications.

•	In September 2000 we acquired certain U.S. assets of Trex Medical Corporation, which included the Lorad product line of mammography and minimally invasive breast biopsy image guidance systems used to diagnose breast cancer. We estimate that over 14,000 Lorad mammography systems have been sold worldwide. Our Selenia full field digital mammography system was developed through the successful integration of our DirectRay technology into the Lorad mammography product line.

Fiscal 2006 was a significant year for us as we further expanded and diversified our business through additional strategic acquisitions.

•	In September 2005, we acquired intellectual property relating to the mammography business and products of Fischer Imaging Corporation (Fischer), including the intellectual property relating to Fischer’s Mammotest prone breast biopsy and Senoscan digital mammography systems. In July 2006, we sold to Siemens all of the intellectual property we acquired from Fischer relating to the Mammotest system, and retained a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use that intellectual property for current and future products.

•	In May 2006 we acquired AEG, headquartered in Warstein, Germany, with manufacturing operations in Germany and China. AEG specializes in the manufacture of photoconductor materials for use in a variety of electro-photographic applications, including the coating of our digital detectors.

•	On July 13, 2006, we completed the acquisition of R2, then located in Sunnyvale, California, a leader in the development and commercialization of CAD, an innovative technology that assists radiologists in the early detection of breast cancer.

•	On July 27, 2006, we completed the acquisition of Suros, located in Indianapolis, Indiana. Suros develops, manufactures and sells minimally invasive interventional breast biopsy technology and products for biopsy, tissue removal and biopsy site marking.

We believe our latest acquisitions allow us to offer our customers a broader array of breast imaging and diagnostic products. Our Fischer acquisition broadens our technology base in digital mammography and breast biopsy systems. Our AEG acquisition provides us with control over the coating for our digital detectors, a critical step in our detector manufacturing process. We believe that this acquisition should allow us to more efficiently manage our supply chain, improve manufacturing margins and facilitate further manufacturing efficiencies and research and development of new detector products. The R2 acquisition adds a line of CAD systems for both screen-film and digital mammography to our portfolio of products. Suros brings a full line of breast biopsy devices for use with stereotactic, ultrasound, or MRI guidance systems.

We are continuing to focus on expanding our market position in mammography, including the growing field of digital mammography. To that end, in October 2002, we received approval from the U.S. Food and Drug Administration, known as the FDA, to commence marketing activities with respect to our Lorad Selenia full field digital mammography system. Following this approval we began to focus on the expansion of our direct sales and service forces in the United States. In late fiscal 2003 we began to de-emphasize sales of our lower margin digital end-use general radiography systems and in fiscal 2004, we terminated sales of these systems. We are continuing to evaluate new marketing programs to expand market share in our core markets, to assess new distribution channels for our product portfolio and to pursue business relationships and acquisitions that would allow us to further leverage our technology base. In particular, we are continuing our development of a new digital mammography product platform capable of providing tomosynthesis images, or 3-D views of the breast. We expect tomosynthesis to be a major new advance in breast care, with the potential to improve cancer detection rates and reduce patient recall.

We were incorporated in Massachusetts in October 1985 and reincorporated in Delaware in March 1990. Unless the context otherwise requires, references to us, Hologic or our company refer to Hologic, Inc. and each of its consolidated subsidiaries. We view our operations and manage our business in three principal operating segments: mammography and breast care products, osteoporosis assessment products and all other which includes our mini C-arm imaging products, extremity MRI, AEG photoconductor coatings and general radiography products. We have provided financial information concerning these segments in Note 14 of the Notes to our Consolidated Financial Statements included in this report.

Hologic and the Hologic Logo are registered trademarks of Hologic, Inc. Other trademarks, logos and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include: Acclaim, Affinity, Affinity Platinum, Alexia, “At LORAD, Every Month is Breast Cancer Awareness Month,” Auto Film ID, Backtrack, CADfx, “Clarity of Vision,” Contour, Dataport, Delphi, Digispot, Direct Radiography, DirectRay and the DirectRay signal profile logo, Discovery, Dual Hip, EPEX, EPEX ER, EPEX Symphony, Exam Coach, Explorer, Express BMD, Express Exam, Fluoroscan, HiBrite, HTC, Image Pro, Instant Vertebral Assessment, IRIS, IVA, IVA Works, LORAD, “LORAD A Hologic Company,” LORAD DSM, LORAD Elite, M-IV, M-IV Platinum, MultiCare, Omniflex, One Time, OnePage Dx, OnePage Fx, OnePass, Permagrid, Physicians Report Writer, Physicians Viewer, Picturing Life, Premier, Premier Encore, QDR, QDR-1000, QDR-4500, RADEX, Radiological Vertibral Assessment, RVA, Sahara, ScoutMarc, SecurLook, SecurView, SecurView DX, SecurView RT, Selenia, SenoLase, SenoScan, SenoSound, Senoview, Senoview

Plus, SmartWindow, StereoLoc, SureLock, Tech Tips, UBA, and XRE. With our AEG acquisition, we acquired a license to the trademark “AEG”, as used for selenium and other photoconductors. In July 2006, we acquired Suros. and R2., including the following marks: ATEC, Suros Compassionate Technologies, One System, The Complete Solution, The One Minute Breast Biopsy, Suros and the Suros logo, R2 and the R2 logo, Gold Standard CAD, Citra PE, Peerview, OmniCad, the Digital Now logo, Earlier.Smarter.Better, Imagechecker, R2 Technology, AutoPoint, CheckMate, EmphaSize, RightOn and Malc.

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

Products

Our core women’s healthcare business units are focused on mammography and breast care, and osteoporosis assessment. In addition, we develop, manufacture and supply mini C-arm imaging products, distribute the Esaote extremity MRI system and manufacture and sell AEG photoconductor materials for a variety of electrophotographic applications.

Mammography and Breast Care Products

Our breast cancer detection business offers a broad line of breast imaging products, including our Direct Ray digital detector technology, the Selenia full field digital mammography system, a series of screen-film mammography systems, CAD systems for both screen-film and digital mammography, and a range of breast biopsy image guidance systems and breast biopsy products. Our mammography and breast care products include the following:

Direct Ray Digital Detector

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

DirectRay amorphous selenium coated detectors developed and manufactured by our Direct Radiography Corp. subsidiary are particularly well suited for high-quality digital imaging because selenium has high x-ray absorption efficiency, high intrinsic resolution and low noise. We believe that amorphous selenium technology results in high quality digital images across a wide range of general radiographic applications and is particularly valuable for mammography, which has high-resolution requirements. The wide dynamic range inherent in Hologic DirectRay direct-to-digital detectors allows a radiologist to adjust the image electronically at a workstation to enhance the desired anatomical view and gain more diagnostic information compared to traditional screen-film technology. Amorphous selenium deposition is a well-developed technology. It has been used for decades in photocopiers, in photocells and exposure meters for photographic use, as well as in solar cells. It is also used as a photographic toner and as an additive in the glass and stainless steel industries.

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

In prior years we offered DirectRay digital detectors in Hologic designed, manufactured, installed and serviced general radiography systems and we also sold to systems Original Equipment Manufacturers (OEMs), to incorporate into their own equipment. In fiscal 2006 we moved away from selling systems and panels for general radiography use and began to shift resources to our core women’s health products mammography systems. In January 2006 we ceased sales of digital systems for general radiography, and on October 1, 2006 we ceased manufacture of general radiography panels. We continue to sell digital mammography panels to Siemens.

Selenia Full Field Digital Mammography System

The Selenia full field digital mammography system is the industry’s first U.S. FDA approved digital mammography system based on direct conversion technology. Its technology is based on our proprietary, amorphous selenium DirectRay digital detector, which as described above, preserves image quality by using amorphous selenium to directly convert x-rays to electronic signals, without first converting them to light, a step required in systems using indirect conversion detectors. This direct conversion process completely eliminates light diffusion and preserves image sharpness, for exceptional digital images.

The Selenia has a number of other features designed to improve image quality, enhance patient comfort, and streamline patient throughput. For example, the system’s detector size of 24 x 29 cm, accommodates almost all breast sizes with a single exposure per view. The system enables intra-department connectivity and image management, including bi-directional communication and networking between workstations. In addition, the open architecture of the system’s design provides for full integration with existing enterprise Picture Archiving and Communications Systems (PACS) and Radiology Information Systems (RIS).

Screen-Film Mammography Systems

Our screen-film mammography systems include our LORAD M-IV and LORAD Affinity product lines. Our LORAD M-IV screen-film mammography system have sold over 5,500 units worldwide. Features of the LORAD M-IV include a bi-angular x-ray tube, dual filter capability, auto filter mode, three-cell Automatic Exposure Control (AEC) sensor, fully automatic collimation and isocentric C-arm rotation. The M-IV Platinum incorporates our Fully Automatic Self-adjusting Tilt (FAST) Paddle, and our High Transmission Cellular (HTC) Grid which was recognized by Frost & Sullivan in connection with LORAD’s receipt of the 2001 Frost & Sullivan Technology Innovation Award, as one of the most effective contrast improvements in 20 years of breast imaging. The patented HTC technology reduces x-ray scatter in two dimensions, delivering high quality contrast and resolution without an increase in radiation dose. The LORAD Affinity is a high-performance screen-film mammography system specifically developed to fill a market need for a cost-effective product, with performance characteristics similar to high-end systems. Affinity can be used with other LORAD innovations to improve image quality, including our HTC and FAST Paddle technology.

SecurView

In 2005 we focused our product development activities on improving digital workflow in the breast-imaging suite. To this end, we released SecurViewDX, a breast imaging softcopy workstation approved for interpretation of digital mammograms from all vendors as well as images from other diagnostic modalities. To complement this product, we also released SecurViewRT, a technologist workstation enabling bi-directional exchange of electronic communications between the reviewer and the technologist. An additional configuration was added to the Selenia acquisition workstation to allow incorporation of a second monitor and computer, providing all functionalities of the SecurViewRT within the exam room. This configuration is called Selenia with TechMate. In 2006 we released two new products extending the functionality of our SecurViewDX: an Advanced Multimodality Package which allows simultaneous display and interpretation of digital mammograms, as well as breast images from other modalities, such as ultrasound and MR (magnetic resonance); and MR-CADWorks™, a sophisticated software package for advanced display, analysis, and interpretation of breast MR exams.

CAD Systems

In July 2006, we acquired R2, which develops CAD systems for a variety of imaging modalities and disease states. CAD is used by an increasing number of radiologists as “a second pair of eyes” when reading a woman’s mammogram. The technology has the potential to detect findings that might otherwise be overlooked during the review process, thus increasing cancer detection. R2’s CAD technology assists physicians in the detection of breast cancer, actionable lung nodules and other lung abnormalities. R2 Technology pioneered the use of CAD for mammography when its ImageChecker system became the first CAD system approved by the FDA for film based mammography in 1998 and for digital mammography in 2001. More than 2,500 ImageChecker mammography CAD systems have been sold worldwide for both film based and digital mammography systems. In 2004, the FDA approved the use of R2’s ImageChecker CAD technology customized for our Selenia full field digital mammography system. We estimate that this year approximately ten million women will have their mammograms interpreted with the aid of R2 technology.

R2’s mammography applications software tools, such as Citra, are being integrated into the Hologic line of multi-modality breast imaging workstations. Citra brings physicians a universal and ‘CAD-intelligent’ system for reviewing digital mammography images and, if needed, comparing them with digitized prior film images. For analog facilities, R2 has developed a product for those mammography facilities that may upgrade to digital mammography in the future. DigitalNow allows users to build a library of digitized prior mammograms, to help facilitate a seamless transition to softcopy review when the facility transitions to digital.

Stereotactic Breast Biopsy Systems

We provide clinicians with the flexibility of choosing from either upright or prone systems for breast biopsy by offering two minimally invasive stereotactic breast biopsy guidance systems, the MultiCare Platinum dedicated, prone breast biopsy table and the StereoLoc II upright attachment. The StereoLoc II is used in conjunction with our M-IV series of screen-film mammography systems. These systems provide an alternative to open surgical biopsy, and can be performed as an outpatient procedure under local anesthesia, allowing shorter recovery times and reduced morbidity.

Breast Biopsy Products

In July 2006, we acquired Suros, an Indiana-based manufacturer of minimally invasive interventional products for breast biopsy, tissue removal and biopsy site marking. Its technology, which includes a patented fluid management system, allows the removal of tissue or biopsy samples in a fast, safe and simple manner using stereotactic x-ray, ultrasound and MRI systems. Suros designs, manufactures and markets patient-focused and physician-inspired “Compassionate Technologies” through its ATEC® (Automated Tissue Excision and Collection) product line, including percutaneous, automatic vacuum-assisted breast biopsy collection systems, a disposable handpiece used to collect samples, and biopsy site markers. The ATEC line of products is designed to accommodate a broad range of clinical and patient presentations. Since its introduction in 2002, more than 650 ATEC consoles have been installed and 200,000 disposable handpieces have been sold in North America and the European Union.

Osteoporosis Assessment Products

Our osteoporosis assessment products include a family of QDR x-ray bone densitometers and the Sahara Clinical Bone Sonometer, a low-cost ultrasound device that assesses the bone density of the heel. In addition to sales of new bone densitometry systems, we also offer upgrade opportunities to purchasers of many of our earlier generation systems. We have sold over 1,600 bone densitometer system upgrades worldwide.

QDR x-ray Bone Densitometers. We introduced the QDR system, our first product serving the bone densitometry market in 1986, began commercial shipments in 1987, and quickly gained recognition for our superior technology. Since our first commercial shipment, we have sold more than 12,000 QDR systems. Our patented dual-energy x-ray technology remains a leading bone densitometry assessment tool, offering superior, cost-effective accuracy and reliability. We believe that advantages of our QDR systems include high precision, low patient radiation exposure equivalent to 1/10th of a conventional chest x-ray, a relatively fast scanning time, low operating cost, and the ability to measure bone density of the most important fracture sites, the spine and hip. Our studies and those of independent investigators have demonstrated that the systems can detect a change in spine bone density with a precision error of less than one percent.

In November 1999, we introduced our Delphi QDR Series bone densitometer. Delphi was the first bone densitometer to offer physicians the ability to simultaneously assess two of the strongest risk factors for osteoporotic fracture: existing fractures of the spine and low bone density. Using high-resolution fan beam x-ray imaging technology, Hologic’s Instant Vertebral Assessment, or IVA, technology enables clinicians to perform a rapid, low-dose evaluation of the spine in a single office visit during a routine bone densitometry exam. The high-resolution, single-energy images obtained with IVA visually reveal spinal fractures, which substantially increase the risk of future fracture, and thereby affect a clinician’s therapeutic decisions. Prior to the introduction of IVA, spine fractures were rarely evaluated in clinical osteoporosis assessment, primarily due to the inconvenience and high radiation dose associated with obtaining conventional x-ray films. IVA provides a simple, point of care tool for vertebral assessment, with only 1% of the radiation dose of standard radiographic assessment. The combination of bone mineral density assessment and spine fracture assessment improves the clinician’s ability to accurately target therapy to those who can benefit most. The ability to conduct these two diagnostic procedures with one system enables doctors to cost-effectively improve fracture risk assessment and to capture greater reimbursement fees. IVA has been widely embraced by the medical community, and we have installed over 4,000 systems worldwide with IVA capabilities. In May 2001, we received the 2001 Frost & Sullivan Technology Innovation Award in the osteoporosis diagnostics market, given for technical superiority within the industry.

In December of 2002, we introduced our next generation of bone densitometers, the Discovery QDR Series of bone densitometers. Discovery reduces bone density scan times providing bone density and IVA scans in just ten seconds. Discovery’s CADfx feature automates the classification of spine fractures, and our Express Exam feature completely automates the patient examination procedure. Discovery also offers workflow and connectivity enhancements, including complete electronic integration with hospital information systems. Discovery systems are modular in design, allowing customers to add features and capabilities, while protecting their investment in equipment and patient data. Discovery is available in six different configurations.

An important feature of our most advanced Discovery models, the Discovery A and SL systems, is their ability to perform lateral, side-to-side scans of the spine, without turning the patient on her side, in addition to back-to-front measurements. These systems are capable of producing high quality images of the spine, lateral spine, hip and other skeletal sites. A motorized rotating scan arm allows for multiple scan views without patient repositioning. By using either of the A or SL systems, high-quality IVA images of the entire spine can be obtained in as little as ten seconds.

In February of 2004, we began shipments of our Explorer Series bone densitometer. Explorer is an entry-level x-ray bone densitometer targeted at cost conscious practitioners, particularly in international markets. Like Discovery, Explorer is a fan-beam system that utilizes a high-density array of detectors, and can acquire a 2-dimensional x-ray in a single linear scan motion. Older generation lower-cost systems required scanning in a rectilinear pattern, which lengthens scan times and decreases image resolution. Explorer’s design is based on the Discovery platform, and offers Discovery’s workflow and connectivity enhancements. In fiscal 2004, we completed the phase-out of our older product lines and fully transitioned to the Discovery and Explorer product lines.

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

In May 2006, we received FDA pre-market clearance for the visualization of Abdominal Aortic Calcification (AAC) using our IVA imaging technology. The presence of moderate or severe AAC has been prospectively demonstrated to predict cardiovascular disease a leading killers of women over age 65 years.

Ultrasound. In addition to our QDR x-ray bone densitometers, we have developed and sell a lightweight, portable ultrasound bone analyzer, called Sahara, that assesses the bone density of the heel. Clinical trials of ultrasound systems have indicated a significant association of low ultrasonic bone measurements of the heel and the risk of fracture. Since ultrasound devices do not use x-rays in making their measurements, they do not require x-ray licensed or registered operators. However, because ultrasound bone measurements currently are not as precise as x-ray and other measurements, they are less reliable for monitoring small changes in bone density or for assessing the response to therapies. In addition, they are generally limited to measurements at peripheral skeletal sites, not the spine or hip, which are considered the gold standard for the diagnosis of osteoporosis. We believe that our Sahara ultrasound system represents a relatively low cost, portable, easy-to-use, non-ionizing measurement technique to assist in initial screening for osteoporosis. Since our introduction of the Sahara, over 4,100 Sahara systems have been sold worldwide.

Other Products

Our other business unit includes our mini C-arm imaging products, our Esaote line of extremity MRI systems, which are manufactured by an original equipment manufacturer, and, our photoconductor coating business, which we acquired in connection with our acquisition of AEG.

Our primary products in our other business unit include the following:

Mini C-arm Imaging

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

In December 2002, we introduced the Premier Encore system, replacing our original Premier system which was introduced in 1998. Premier Encore streamlines system operation using a touch screen interface, configurable physician preference pre-sets, complete DICOM connectivity software capabilities, and CD image storage. The Premier Encore system is available with a laser-positioning pointer and offers 60-degree monitor rotation for maximum operating room flexibility.

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

Extremity MRI

In September 2005, we entered into an agreement with Esaote of Genoa, Italy for the exclusive distribution and service in the United States of extremity MRI systems manufactured by Esaote. Distribution for this line is effected by a small team of specialists complemented by leads generated by our primary care bone densitometry and min C-arm sales organizations. The target markets for these products are rheumatology (C-Scan), with specific emphasis on the early detection of rheumatoid arthritis and orthopedics (E-Scan), with an emphasis on orthopedic interventions and surgical planning. Under our agreement with Esaote we have certain minimum inventory purchase obligations for the initial term, which are subject to renegotiation after the first eighteen-month period in the event of any unforeseen changes in the market dynamics. The agreement is for an initial term of three years, with automatic one-year renewal options.

Photoconductor Coatings

On May 2, 2006, we acquired AEG, with plants in Warstein, Germany, and Shanghai, China. AEG is our sole supplier of the amorphous selenium photoconductor coatings employed in our Selenia full-field digital mammography detectors. AEG also develops, manufactures, and sells non-medical selenium and organic photoconductor materials for use in a variety of other electro photographic applications, including copying and printing. It is one of only two companies which produce selenium drums for high-speed printers. It also develops and sells organic photoconductor coatings for use in low speed copier and laser printer cartridges sold in the aftermarket. AEG sells primarily to assemblers of aftermarket laser printer cartridges, who sell to users for replacement use.

Marketing and Sales

We sell and service our products through a combination of a direct sales and service force and a network of independent distributors. In early fiscal 2002, we centralized our management of these sales channels for all of our product lines. In fiscal 2006, 2005 and 2004, no customer accounted for more than 10% of our consolidated revenues.

As of November 17, 2006 our direct sales and service force, consisted of over 107 people, which includes our Suros sales force as a result of this recent acquisition, and 173 field service engineers, plus internal technical support and associated administrative functions. Our sales force is comprised of full line modality account managers selling mammography and bone densitometry products, assisted by women’s health and CAD specialists. The Suros account managers team sell with our modality accounts managers leveraging the strong market presence of Hologic in women’s health. Other specialty sales groups consist of primary care, targeting densitometry sales to doctors offices, MRI specialists and mini C-arm sales agents selling into orthopedics. Our United States medical marketing efforts also include the use of two national account managers which are focused on obtaining purchasing contracts from large purchasing entities, such as managed care organizations, integrated delivery networks (IDN) and government healthcare facilities. As of November 17, 2006 we had purchasing contracts with Consorta, Broadlane/Kaiser, HealthTrust Purchasing Group, Med Assets, Novation, Premier, U.S. Department of Veterans Affairs and the Defense Supply Center of Philadelphia (DSCP).

We sell in international markets through a network of independent distributors, as well as a direct sales and service force in Belgium (and Germany for AEG products). In October 2003, we expanded our sales and service presence in Belgium by acquiring the mammography distribution business, including key service and application personnel, inventory and other related assets, from our independent distributor VH Services NV. We offer our broad range of products in Latin America, including Argentina, Brazil and Chile, and into Pacific Rim countries, including Japan, Australia, South Korea, Thailand and Taiwan, by working with local sales representatives and distributors or entering into strategic marketing alliances in those territories. In fiscal 2006, 2005 and 2004 foreign sales accounted for approximately 28%, 33% and 39% of our product sales, respectively. See Note 14 of Notes to Consolidated Financial Statements for geographical information concerning those sales.

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

Our mammography and related products and subsystems compete on a worldwide basis with products offered by a number of competitors, including GE, Siemens, Philips, PlanMed, Agfa, Kodak, Fuji, IMS Giotto, Sectra and Toshiba. Our FDA approved Selenia full field digital mammography system competes with products such as GE’s and Siemens full field digital mammography system. Siemens has adopted our DirectRay direct-to-digital detectors for use in their digital mammography system. In 2006, Fuji received FDA clearance to market its Computed Radiography (CR) mammography system, a lower priced alternative to digital mammography. CR requires the use of an analog or film based mammography system, where instead of film, a phosphor plate is used to capture a facsimile of the image. It then requires an extra step of having the plate is processed on a specialized reader to create a digital image. In addition, Kodak has filed with the FDA to have its CR mammography product cleared for use. Agfa, Kodak and Cedara and Sectra have introduced approved mammography workstations and are marketing these in competition with our line of radiologist review stations. Other companies are marketing digital mammography systems or technologies in Europe and other international markets and have or our expected to apply for FDA clearance in the U.S. In addition, the FDA is considering reclassifying full field digital mammography systems from Class III to Class II devices. If this reclassification is implemented, these systems will be cleared for commercialization through the 510(k) process rather than the more rigorous pre-market approval process, which may increase the number of competitors entering the United States market. The Company anticipates that competition in the digital mammography market will intensify. While we offer a broad product line of breast imaging products, we compete most effectively in the high-end segment of the mammography market. We believe that our continued success will depend upon the continued success of our Selenia full field digital mammography system, as well as our ability to maintain our technology leadership through product enhancements and the development of new products and technologies. Although Selenia systems are priced higher than competing technologies, we believe Selenia provides outstanding performance in aiding physicians in the early detection of breast cancer due to its image quality and workflow features and functionality. Our MultiCare breast biopsy guidance systems compete with products offered by GE, Siemens, PlanMed, IMS Giotto and with conventional surgical biopsy procedures. We expect that Siemens will also enter this market in the near future. We believe that competition for our mammography and related systems is based largely on image quality, product features, ease of use, product reliability and reputation as well as price and quality of service.

The primary competitor for our recently acquired Suros biopsy and tissue extraction product line is Ethicon, a Johnson & Johnson company. There are many companies in the biopsy device market, but other principal competitors would include SenoRx and Bard. In addition, emerging companies like Sanarus, Rubicor and Intact Medical all share some smaller portion of the biopsy device market. We believe that competition for our biopsy and tissue extraction product line is based largely on tissue sampling quality, product features, ease of use, product reliability and price.

The primary competitor for our recently acquired CAD product line is iCAD, Inc. Although Kodak has introduced a CAD product, its acceptance has been limited. We believe that competition for our CAD product line is based largely on performance measurements of sensitivity and specificity, product features, ease of use and price. In addition, R2’s potential OEM customers that seek to incorporate CAD into their digital mammography products which compete with our mammography products may choose to incorporate CAD products of our competitors as a result of our competition with them.

International clinical guidelines recognize spine and hip bone density measurements as the standard for diagnosis of osteoporosis. GE is our primary competitor in the osteoporosis assessment market with bone density of the hip and spine systems. Other companies have developed lower priced x-ray and ultrasound based systems that assess bone status of peripheral skeletal sites, such as the heel, hand or wrist. Measurements of bone density at peripheral sites are utilized for screening for osteoporosis risk, and patients identified as at risk by peripheral testing are commonly referred for spine and hip bone density testing. We believe that competition in the field of osteoporosis assessment bone densitometry systems is based upon product versatility and features, price, precision, speed of measurement, reputation, cost and ease of operation, product reliability and quality of service. While we are generally not the lowest cost provider of dual-energy x-ray systems, we believe that we have been able to compete effectively because of our advanced technology and product features, including Vertebral Assessment imaging. We offer our Explorer™ system for the more price sensitive segment of the x-ray based osteoporosis assessment market, and our Sahara™ ultrasound bone analyzer for screening applications. We believe that competition in the field of osteoporosis assessment ultrasound systems is based on price, precision, speed of measurement, cost and ease of operation, reputation, product reliability and quality of service. Because ultrasound systems can only measure peripheral skeletal sites and do not have the precision of dual-energy x-ray systems, we believe dual-energy x-ray systems will continue to be the predominant means of diagnosis and monitoring of bone density changes for patients being treated for osteoporosis.

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

Our Esaote MRI line of extremity MRI systems compete with MRI products manufactured and sold by a limited number of companies including ONI Medical Systems. There is limited competition in our areas of emphasis for our Esaote extremity MRI systems. Primary competition to date has come from GE, Esaote’s former distributor for this product line, selling off inventory after exiting the business. We do not anticipate this to continue in the future. In addition, ONI Medical Systems participates in the orthopedic segment of this market, but with a much higher priced product. We believe the Esaote extremity MRI systems are ideally suited for the rheumatology and extremity orthopedic markets, based on features, image quality and price. Although limited, we also believe the Esaote extremity MRI system may compete with whole-body, general purpose systems, including those provided by GE, Siemens and Philips, but generally not in the office-based segment of the market which we actively compete.

The primary competitors for our recently acquired AEG photoreceptor drum business include Mitubishi, Fuji, Hanp, Sinonar, and a large number of smaller competitors. These markets are generally characterized by intense competition based upon price and image quality. AEG has responded to competitive trends by shifting nearly all laser printer drum production to its Chinese facility, by seeking to manage its product mix to minimize margin erosion, and by accelerating development of coatings for higher margin color printers.

Manufacturing

We manufacture our mammography and breast biopsy systems at our manufacturing facilities in Danbury, Connecticut. We manufacture our osteoporosis assessment and mini C-arm imaging systems at our headquarters in Bedford, Massachusetts and are in the process of transitioning our R2 CAD manufacturing line from

California to our plant in Bedford. We continue to develop our software for our CAD products at our R2 Santa Clara, California facility. Manufacturing operations for our systems consist primarily of assembly, test, burn-in and quality control. We purchase a major portion of the parts and peripheral components for these products, and manufacture some subsystems, such as high-voltage x-ray power supply, from raw materials. Parts and materials for these systems are generally readily available from several supply sources. However, we rely on one supplier for the HTC grid, an important component for our more advanced mammography systems.

We acquired Suros in July 2006; this company specializes in breast biopsy devices. The systems’ control consoles are manufactured by a third party, with quality control performed by our employees. The piece parts related to the disposable device are outsourced and then assembled at our facility in Indianapolis, where they are also tested and packaged. We rely on one or a limited number of suppliers for key components of the Suros console and devices, including certain cannulas, plastic components and tubing. While we believe that such components would be available from alternative sources, tooling and qualifying such alternative sources could require significant lead times, and we could not assure that we would be able to obtain such components on terms comparable to our current arrangements. As a result, a delay or interruption of supply of components from our sole or limited suppliers of the Suros product line could materially harm our Suros breast biopsy equipment business.

We manufacture our direct radiography detectors at our manufacturing facility in Newark, Delaware. The manufacturing of detectors consists primarily of vapor deposition coatings in clean rooms, microelectronics fabrication, assembly, test, burn-in and quality control. We rely on one or only a limited number of suppliers for key components or subassemblies for our plates. In particular, we have only a limited number of suppliers for our thin-film transistors (TFT). The manufacturing of our direct radiography detectors is highly complex requiring precision, assembly and process control. Product design changes and process improvements, along with new capital equipment have allowed us to increase our production rates while reducing scrap and improving yields.

AEG is our sole source provider for selenium coatings used in our detectors. AEG’s manufacturing operations are located in Germany and China. We believe the technology transfer between both AEG and DRC will help us improve our product design, manufacturing processes and lead to improved yields and reduced costs, while increasing our build rates. However, because AEG is a sole source provider for a critical component, the failure of AEG to provide us with acceptable quantities of selenium coatings on a timely basis could materially harm our business and results of operations. AEG’s operations are subject to additional risks and challenges because of its international operations, including those related to integration of operations across different cultures and languages, currency risk the volatile nature of its photoconductor business, and the particular economic, legal, political and regulatory risks associated with specific countries, as more fully described in “Risk Factors” in Item 1A below.

Backlog

Our backlog as of November 19, 2006 totaled $184.7 million and as of November 17, 2005 totaled $128.4 million. Backlog consists of customer orders for which a delivery schedule within the next twelve months has been specified. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.

Research and Development

Our research and development efforts are focused on enhancing our existing products and developing new products. Our current emphasis is further development of digital detectors, the engineering and design of new end use systems, and software and hardware improvements for our existing products. This research and development includes continuing engineering and new product development of technologies that benefit our full field digital mammography system, and in particular the development of systems to perform breast tomosynthesis which is a 3-dimensional x-ray imaging technique. In addition to product development, our research and development personnel play an active role in the review of product specifications, clinical protocols and FDA submissions. Our research and product development expenses were approximately $28.3 million in fiscal 2006, $18.6 million in fiscal 2005 and $16.7 million in fiscal 2004.

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

As of November 17, 2006, we own 57 patents relating to our mammography business (of these 16 patents were purchased as part of the Suros acquisition and 14 were purchased in the R2 acquisition), 46 United States patents relating to our bone densitometry technology, 42 patents relating to our direct radiography technology and 5 patents relating to our mini C-arm technology. Also, we license patents from others on a variety of terms, and own approximately 64 additional U.S. patents relating to technology currently not being used by the Company. One patent will expire in 2007, and three patents will expire in 2008, all relating to other matters. We do not believe that any of these expirations will have a material effect on our business. Our other patents have expiration dates ranging from 2009 to 2025. In addition, we have applied for approximately 127 additional U.S. patents on our technologies. We have also obtained or applied for corresponding patents in selected foreign countries. Our patent portfolio includes issued patents and applications transferred to Hologic through our acquisition of AEG, Suros, R2 and mammography intellectual property of Fischer during fiscal 2006. In July 2006, we sold to Siemens all of the intellectual property we acquired from Fischer relating to the Mammotest system, including 12 US patents and applications relating to the Mammotest system, subject to our retention of a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use that intellectual property.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device and related industries. In the early 1990s, we were involved in extensive patent litigation with Lunar Corporation, which has since been acquired by GE. This litigation was settled by agreement dated November 22, 1995. The agreement provided that neither party would engage the other party in patent litigation respecting bone densitometry for a period of ten years, regardless of the infringement claimed and regardless of whether the technology in question currently existed at the time or was developed or acquired by the other party in the future. Neither party was required to disclose to the other any of its technology. During the last fiscal year, we entered into an eight-year extension of this agreement through September 26, 2013. Upon expiration of this period on September 26, 2013, there will be no restrictions by either party on the assertion of an infringement claim against the other.

The companies we have purchased have also been involved in litigation. In 2005, Suros sued a competitor, SenoRx, for patent infringement. In May 2006, Suros and SenoRx settled the case and SenoRx agreed to discontinue making, or selling instruments which employ the alleged infringing cutter design for as long as the patent remains in force. In return, Suros agreed to dismiss the litigation without prejudice, reserving its right to refile if SenoRx breaches the Agreement. By agreements dated September 5, 2003, R2. and iCAD, Inc. settled and dismissed a lawsuit involving three patents that R2 controlled and one patent that iCAD controlled. The settlement included payments to R2, licenses and mutual releases under certain patent rights, and an undertaking to resolve by arbitration any patent-based disputes that arise in the next five years. R2 and iCAD resolved a subsequent patent dispute by an arbitration proceeding that R2 commenced on May 9, 2005 and that concluded with an arbitration award issued on April 17, 2006 holding that the involved patents of both parties were not infringed and that iCAD did not have an implied license under an R2 patent.

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

On February 15, 2006 the FDA published a proposed rule to reclassify bone sonometer devices from Class III into Class II, subject to special controls. Also on that date the FDA announced the availability of a draft guidance for industry and FDA staff entitled “Class II Special Controls Guidance Document: Bone Sonometers.” The reclassification would result in sonometers being cleared for commercialization through the 510(k) process, which is less rigorous, than the present PMA process. This may result in more competitors entering the United States market. It is not possible to predict when the actual reclassification will occur.

On May 23, 2006 the FDA Radiological Devices Panel recommended the reclassification of full field digital mammography systems from Class III to Class II devices. The reclassification would result in these systems being cleared for commercialization through the 510(k) process. This may result in more competitors entering the United States market. The FDA has not taken any additional steps to act on the panel’s recommendations and it is not possible to predict if and when the reclassification will occur.

Our systems are also subject to approval by certain foreign regulatory and safety agencies. Some of our technology is governed by the International Traffic in Arms Regulations of the United States Department of State. As a result, the export of some of our systems to some countries may be limited or prohibited.

Our manufacturing processes and facilities are subject to continuing review by the FDA and foreign governments or their representatives. Adverse findings could result in various actions against us, including withdrawal of approvals and product recall.

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

In November 2006, CMS announced 2007 reimbursement rates for physician, hospital and ambulatory surgical center payments. Reimbursement rates now factor in a Sustainable Growth Rate (“SGR”) cut which requires that reimbursement rates factor in a 5.0% reduction in physician payments under the physician fee schedule as determined by the SGR formula. The CMS also implemented provisions of the Deficit Reduction Act of 2005 (“DRA”) related to certain medical imaging procedures. The changes that affect us include the following: a modest single digit decline (ranging from approximately 1% to 6%) in digital and analog mammography screening and diagnostic reimbursement rates, primarily due to the SGR cut; an approximately 16% decline in reimbursement for CAD in 2007, which increases to an approximately 50% decline over four years due to reduced technical component payments; an approximately 10% decline in 2007 in reimbursement for vacuum assisted (Suros) biopsy, which increases to an approximately 15% decline over 4 years, due to reduced technical and professional component payments; an approximately 30% decline in 2007 in reimbursement for stereotactic biopsy, which increases to an approximately 63% decline over 4 years, due to reduced technical component payments; and an approximately 40% decline in 2007 in reimbursement for osteoporosis (DXA) testing, which increases to an approximately 70% decline over 4 years, due to significant cuts in technical and professional component payments.

For the past four years, Congress has overridden some or all of the SGR reductions proposed for that year. However, we cannot assure that Congress will override any part of the recent proposed SGR reductions. The significant reductions in reimbursement rates proposed for the use of many of our products may have a material adverse affect on the sales of those products.

Employees

As of November 17, 2006, we had 1,617 full-time employees, including 590 in manufacturing operations, 219 in research and development, 606 in marketing, sales and support services, and 202 in finance and administration. Except for AEG’s non-management employees in Germany, none of our employees are represented by a union. AEG’s approximately 200 non-management German employees were subject to collective bargaining agreements negotiated on a national and regional basis between Unternehmens-Verband Südöstliches Westfalen e.V., the Employers Association of North Rhine-Westphalia, and the German Metal Workers Union, IndustrieGewerkschaft Metall. In addition, AEG’s German employees are represented by a works council, a Betriebsrat, with respect to various shop agreements for social matters and working conditions. By Chinese law, all labor contracts of the 85 non-management employees of AEG’s Chinese subsidiary are registered at the labor department of the local authorities, but are currently not members of the labor union. We believe that our relationship with our employees is good. Except as described herein, none of our other employees are represented by a union.

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

Risks Relating to Acquisitions

Our business may be harmed by our recently completed acquisitions.

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

Our acquisition of AEG Elektrofotografie, which conducts its business worldwide, with headquarters in Germany and manufacturing operations in Germany and China, is subject to the additional challenges and risks associated with volatility in the market for organic photoconductor coatings used for laser printer cartridges, and the company’s international operations, including those related to integration of operations across different cultures and languages, currency risk and the particular economic, legal, political and regulatory risks associated with specific countries.

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

We may become subject to litigation, investigations or inquiries in connection with acquisitions that we complete, which may cause us to incur significant additional and unforeseen costs to defend or pursue litigation or investigations or other inquiries relating to the acquisition. In connection with our acquisition in September 2005 of the mammography intellectual property assets from Fischer, including the rights to their SenoScan digital mammography and MammoTest stereotactic breast biopsy systems, we became subject to a non-public Federal Trade Commission investigation to determine if the acquisition of certain of those assets may be anticompetitive and in violation of Section 7 of the Clayton Act or Section 5 of the FTC Act. In July 2006, we entered into a consent agreement with the FTC to resolve our dispute with the FTC regarding our acquisition of the MammoTest stereotactic breast biopsy system intellectual property acquired as part of the mammography intellectual property assets purchased from Fischer. As part of the consent agreement, we agreed to sell and license back, on a royalty-free nonexclusive basis, all of the intellectual property relating to the Mammotest system to Siemens AG. The consent agreement and agreement with Siemens received final approval from the FTC on August 9, 2006.

Risks relating to our business

The markets for our direct-to-digital full-field mammography products are relatively new and may not develop as expected.

We cannot assure that the markets for our direct-to-digital full-field mammography products will continue to develop. There is a significant installed base of conventional screen-film mammography products in hospitals and radiological practices. The use of our direct-to-digital mammography products in many cases would require these potential customers to either modify or replace their existing x-ray imaging equipment. Moreover, as direct-to-digital mammography products are generally more expensive than conventional screen-firm mammography products, we believe that a major factor in the market’s acceptance of direct-to-digital mammography products has been and will continue to be based upon the benefits direct-to-digital technology as compared to less expensive technologies. As a result, the market for our direct-to-digital mammography products has and will continue to be affected by published studies and reports relating to the comparative efficacy of digital mammography products, and the publication of an adverse study could significantly impair the adoption of this technology and harm our business. The implementation of digital mammography technology is also affected by the trend toward transition by the healthcare industry from conventional film archiving systems to hospital Picture Archiving and Communications Systems, known as PACS, to store x-ray images electronically. Because the benefits of our direct-to-digital mammography technology may not be fully realized by customers until they install a PACS platform, a large potential market for these products may not develop until PACS environments are more widely used. Because the markets for these products are relatively new, it is likely that our evaluation of the potential markets for these products will materially vary with time.

We depend on third party reimbursement to our customers for market acceptance of our products. Failure of third party payors to provide appropriate levels of reimbursement for use of our products could harm our business and prospects.

Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government healthcare programs and private health insurers. The costs of our products are substantial, and market acceptance of our products depends upon our customers’ ability to obtain appropriate levels of reimbursement from third-party payors for use of our products. In the United States, the Centers for Medicare & Medicaid Services, known as CMS, establishes guidelines for the reimbursement of healthcare providers treating Medicare and Medicaid patients. Under current CMS guidelines, varying reimbursement levels have been established for mammography, breast biopsy, CAD and bone density assessment and other imaging and diagnostic procedures performed by our products. The actual reimbursement amounts are determined by individual state Medicare carriers and, for non-Medicare and Medicaid patients, private insurance carriers. There are often delays between the reimbursement approvals by CMS and by a state Medicare carrier and private insurance carriers. Moreover, states as well as private insurance carriers may choose not to follow the CMS reimbursement guidelines. The use of our products outside the United States is similarly affected by reimbursement policies adopted by foreign regulatory and insurance carriers. In November 2006, the CMS announced reductions to the 2007 reimbursement levels for bone density assessments, CAD, breast biopsy and digital and analog mammography screening and diagnostics. The most significant reductions were an approximately 40% decline in 2007 in reimbursement for osteoporosis (DXA) testing, which increases to an approximately 70% decline over 4 years, an approximately 30% decline in 2007 in reimbursement for stereotactic biopsy, which increases to an approximately 63% decline over 4 years, an approximately 16% decline in reimbursement for CAD in 2007, which increases to an approximately 50% decline over four years, and an approximately 10% decline in 2007 in reimbursement for vacuum assisted (Suros) biopsy, which increases to an approximately 15% decline over 4 years. These reductions or any other reduction or other adverse change in reimbursement policies for the use of our products could harm our business and prospects.

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

Interruptions, delays, shutdowns or damage at our manufacturing facilities could harm our business.

We manufacture our products at our manufacturing facilities in Danbury, Connecticut, Bedford, Massachusetts, Newark, Delaware, and, with our recent acquisition of AEG, we manufacture the selenium coatings used in the digital x-ray image capture radiographic systems in Germany. We also manufacture selenium and organic photoconductor coatings for other uses in Germany and China. An interruption in manufacturing capabilities at any of these facilities, as a result of equipment failure or other reasons, could reduce, delay or prevent the production of our products. Our manufacturing facilities are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods or weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failures, loss of power, gray outs, delays in deliveries or extensive damage to any of our facilities, which could have a material adverse effect on our business, results of operations or financial condition. In addition, our AEG manufacturing operations in Germany and China are subject to additional challenges and risks associated with international operations.

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

We rely on one or only a limited number of suppliers for some key components or subassemblies for our products. In particular, we have a limited number of suppliers for the panel for our direct radiography products and AEG is our sole source provider for Selenium coatings. In addition, we have only limited sources of supply for some key components used in our mini C-arm systems and our Suros biopsy systems. Obtaining alternative sources of supply of these components could involve significant delays and other costs, and may not be available to us on reasonable terms, if at all. The failure of a component supplier or contract assembler to provide acceptable quality and timely components or assembly service at an acceptable price, or an interruption of supplies from such a supplier could harm our business and prospects. Any disruption of supplies of key components could delay or reduce shipments, which could result in lost or deferred sales.

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

A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Many of these competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to hospitals, radiology clients, general purchasing organizations and other potential customers. In addition, many of our current and potential competitors such as Agfa, Fuji, GE, Kodak, Johnson and Johnson, Siemens and Toshiba, are larger and have greater financial resources than us and offer a range of products broader than our products. Some of the companies with which we now compete or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than us, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. Our failure to compete successfully could harm our business and prospects.

Recent proposed changes to reclassify full field digital mammography to permit 510(k) clearance could increase competition for our digital mammography products.

On May 23, 2006 the US FDA Radiological Devices Panel recommended the reclassification of full field digital mammography systems from Class III to Class II devices. The FDA has not taken any additional steps act on the panel’s recommendation. If the FDA implements the panel’s recommendation, the reclassification would allow full field digital mammography systems to be cleared for commercialization through the 510(k) process, which is less rigorous than the present pre-market approval process. If and when implemented, the reclassification for full field digital mammography systems from Class III to Class II devices may lower barriers of entry into the digital mammography market, may result in more competitors entering the United States market and could harm sales of our digital mammography systems.

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

Foreign sales accounted for approximately 28% of our product sales in fiscal 2006, 33% of our product sales in fiscal 2005, and 39% of our product sales in fiscal 2004. We maintain a sales and service office in Belgium and a support office in France, and our AEG Elektrofotografie subsidiary conducts its business worldwide, with headquarters in Germany and manufacturing operations in Germany and China. The expenses of these offices are denominated in local currencies, and our foreign sales may be denominated in local currencies, the Euro or U.S. dollars. We anticipate that foreign sales and sales denominated in foreign currencies will continue to account for a significant portion of our total sales. Fluctuations in the value of local currencies have caused, and are likely to continue to cause, amounts translated into U.S. dollars to fluctuate in comparison with previous periods. We have hedged our foreign currency exposure by borrowing funds in local European currencies to pay the expenses of our foreign offices. In addition, our recently acquired AEG operation has engaged in hedging activities, such as currency swaps, to hedge its foreign currency exposure. There is a risk that any hedging activities will not be successful in mitigating our foreign exchange risk exposure.

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

We assessed the effectiveness of our internal control over financial reporting as of September 30, 2006 and assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute a material weakness. As a result of this evaluation, no material weaknesses were identified. Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for fiscal 2006, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect to continue to incur costs, including increased accounting fees and increased staffing levels, in order to maintain compliance with that section of the Sarbanes-Oxley Act. We continue to monitor controls for any weaknesses or deficiencies. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within the company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. In addition, as we continue to expand globally, the challenges involved in implementing appropriate internal controls will increase and will require that we continue to improve our internal controls.

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

Our assessment of internal controls in fiscal 2006 did not include our recently acquired entities of AEG, R2 and Suros. Our assessment of internal controls in fiscal 2007 will include these entities. We expect that these and future acquisitions of companies, some of which have operations outside the United States, will provide us with additional challenges in implementing the required processes, procedures and controls in our acquired operations. Our recently acquired companies do not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by securities law applicable to public companies in the United States. Although we intend to devote substantial time and incur substantial costs, as necessary, to ensure ongoing compliance, we cannot be certain that we will be successful in complying with Section 404.

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

Substantially all of our outstanding shares of common stock are freely tradable without restriction or registration. Affiliates must sell all shares they own in compliance with the volume and other requirements of Rule 144, except for the holding period requirements. Sales of substantial amounts of common stock by our stockholders, or even the potential for such sales, may cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of our equity securities.

Item 1B. Unresolved	Staff Comments

None

Item 2.	Properties

We own and lease the real property identified below. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Owned Real Property

We own a 168,000 square foot research and development, manufacturing and administrative site in Newark, Delaware at which DRC conducts its research and development and plate manufacture. We currently occupy approximately 63,000 square feet of this building, which houses our plate manufacturing facility, including both a class 1 and a class 2 clean room. We lease approximately 105,000 square feet of the facility to Dade Behring under a lease which expires in April 2015. Our AEG subsidiary owns a 180,000 square foot facility in Warstein, Germany which is used for its headquarters, German plant and primary R&D operation. AEG also owns a 55,000 square foot facility in Hamilton Ohio, which was used for its recently closed US production facility AEG continues to use a portion of this facility for distribution.

Leased Real Property

In September 2002, we completed a sale/leaseback transaction for our 200,000 square foot headquarters and manufacturing facility located in Bedford, Massachusetts and our 62,500 square foot LORAD manufacturing facility in Danbury, Connecticut. The lease for these facilities, including the associated land, has a term of 20 years, with four-five year renewal options. We also sublease approximately 11,000 square feet of the Bedford facility to a subtenant, pursuant to a sublease which expires in February 2008.

We also lease 60,000 square feet of office and manufacturing space in Danbury, Connecticut near our Lorad manufacturing facility. This lease expires in December 2012. R2 has recently moved its offices and research facilities to Santa Clara, California where it leases 40,362 square feet. Suros leases 34,091 square feet for offices and manufacturing in the Indianapolis, Indiana area. Both of these leases expire in November 2011. AEG’s Chinese subsidiary subleases its 44,000 square foot manufacturing facility in Shanghai from Jaiding Development Group, which holds the underlying land from the Chinese government on an allocated land use basis. This sublease expires in April 2014.

We also lease a sales and service office in Belgium.

Item 3.	Legal Proceedings

In March 2005, we were served with a Complaint filed on November 12, 2004 by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that our HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff is seeking to preliminarily and permanently enjoin us from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, we filed an Answer and Counterclaims in response to the complaint in which we denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. In a related matter, the United States Patent and Trademark Office decided in December 2005 to re-examine the validity of Sokolov’s patent, and this case has been stayed pending completion of this process. We do not believe that we infringe any valid or enforceable patents of the plaintiff. However, while we intend to vigorously defend our interests, ongoing litigation can be costly and time consuming, and we cannot guarantee that we will prevail. On October 28, 1998, the plaintiff had previously sued Lorad, asserting, among other things, that Lorad had misappropriated the plaintiff’s trade secrets relating to the HTC Grid. This previous case was dismissed on August 28, 2000. The dismissal was affirmed by the Appellate Court of the State of Connecticut, and the United States Supreme Court refused to grant Certiorari.

In connection with our acquisition in September 2005 of the mammography intellectual property assets from Fischer, including the rights to their SenoScan digital mammography and MammoTest stereotactic breast biopsy systems, we became subject to a non-public Federal Trade Commission investigation to determine if the acquisition of certain of those assets may be anticompetitive and in violation of Section 7 of the Clayton Act or Section 5 of the FTC Act. On July 7, 2006, the FTC issued a complaint relating to this investigation, in which the FTC alleged that it had reason to believe that the acquisition violated those provisions. On the same day, we entered into a consent agreement with the FTC to resolve this dispute. As part of the consent agreement, we agreed to sell, subject to FTC approval of the consent agreement and the sale, all of the intellectual property relating to the MammoTest system to Siemens AG for a cash payment of $6.5 million. In August 2006, the FTC approved the consent agreement and the sale. We have retained a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use the intellectual property relating to this intellectual property. Our rights to the SenoScan digital mammography intellectual property assets purchased by us from Fischer are not affected by the consent agreement or Siemens agreement. We will continue to own all rights to those assets.

We are a party to various other legal proceedings arising out of the ordinary course of our business. We believe that there are no proceedings pending against us which, if determined adversely, would have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common stock is traded on the Nasdaq Global Select Market under the symbol “HOLX.” We began trading on the Nasdaq Global Select Market on July 3, 2006, and prior to that traded on the Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported by the Nasdaq Global Select Market and the Nasdaq National Market. This stock price information has been adjusted to give effect for the stock split effected on November 30, 2005.

Fiscal Year Ended September 24, 2005	High	Low
First Quarter	$14.50	$8.89
Second Quarter	19.42	12.31
Third Quarter	20.36	14.77
Fourth Quarter	27.40	18.34

Fiscal Year Ended September 30, 2006	High	Low
First Quarter	$40.01	$24.52
Second Quarter	55.61	35.26
Third Quarter	56.71	35.36
Fourth Quarter	50.70	38.07

Number of Holders. As of December 1, 2006, there were approximately 1,516 holders of record of our common stock, including multiple beneficial holders at depositaries, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.

Dividend Policy. We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. In addition, our $150 million credit facility with Bank of America prohibits us from declaring or paying any cash dividends.

Recent Sales of Unregistered Securities. We did not sell unregistered securities during the fourth quarter of fiscal 2006.

Issuer’s Purchases of Equity Securities. We did not repurchase any of our equity securities during the fourth quarter of fiscal 2006.

Item 6.	Selected Financial Data.

Included in the fiscal 2002 financial data are restructuring costs of approximately $2.1 million related to closing the conventional general radiography manufacturing facility and to our continued efforts to streamline operations. In the fourth quarter of 2003, we adopted Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, as a cumulative effect adjustment for a change in accounting principle. Accordingly, the revenue representing the fair value of services not performed at the time of product shipment such as installation and training are deferred and recognized as performed. In fiscal 2006 we acquired the intellectual property relating to Fischer Imaging Corporation’s mammography business. In fiscal 2006 we also acquired the entities of AEG Elektrofotografic (AEG), R2 Technology, Inc. (R2) and Suros Surgical, Inc. (Suros). We used the purchase method of accounting in accordance with SFAS No. 141, Business Combinations to account for acquired entities.

	Fiscal Years Ended
	September 30, 2006	September 24, 2005	September 25, 2004	September 27, 2003	September 28, 2002
	(In thousands, except per share data)
Consolidated Statement of Income Data
Revenues:
Product sales	$388,111	$229,075	$177,936	$156,734	$144,684
Service and other revenue	74,569	58,609	50,769	47,301	45,508

	462,680	287,684	228,705	204,035	190,192

Costs and Expenses:
Cost of product sales	186,862	116,478	94,762	86,506	84,230
Cost of product sales—amortization of intangible assets	4,784	911	911	911	911
Cost of service and other revenue	77,502	58,181	48,574	43,949	34,146
Research and development	28,294	18,617	16,659	18,381	20,362
Selling and marketing	55,910	34,199	31,761	29,978	28,319
General and administrative	42,551	26,667	23,452	21,285	17,997
Amortization of acquired intangible assets	1,631	—	—	—	—
Net gain on sale of intellectual property	(5,093)	—	—	—	—
Acquired research and development	19,900	—	—	—	—
Restructuring and relocation	—	—	—	—	2,070

	412,341	255,053	216,119	201,010	188,035

Income from operations	50,339	32,631	12,586	3,025	2,157

Interest income	4,082	2,219	540	685	573
Interest/other expense	(1,198)	(155)	(199)	(445)	(2,980)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	53,223	34,695	12,927	3,265	(250)
Provision (benefit) for income taxes	25,800	6,439	763	176	(429)

Income before cumulative effect of change in accounting principle	27,423	28,256	12,164	3,089	179
Cumulative effect of change in accounting principle	—	—	—	(207)	—

Net income	$27,423	$28,256	$12,164	$2,882	$179

	Fiscal Years Ended
	September 30, 2006	September 24, 2005	September 25, 2004	September 27, 2003	September 28, 2002
	(In thousands, except per share data)
Basic income per common and common equivalent share (1):
Income before cumulative effect of change in accounting principle	$0.59	$0.66	$0.30	$0.08	$0.00
Cumulative effect of change in accounting principle	—	—	—	(0.01)	—

Net income	$0.59	$0.66	$0.30	$0.07	$0.00

Diluted income per common and common equivalent share (1):
Income before cumulative effect of change in accounting principle	$0.56	$0.63	$0.29	$0.08	$0.00
Cumulative effect of change in accounting principle	—	—	—	(0.01)	—

Net income	$0.56	$0.63	$0.29	$0.07	$0.00

Weighted average number of common shares outstanding (1):
Basic	46,512	42,824	40,516	39,258	36,837

Diluted	48,620	45,126	42,593	40,261	38,383

Consolidated Balance Sheet Data
Working capital	$115,743	$172,615	$118,238	$102,699	$97,738
Total assets	856,205	279,839	211,751	188,603	184,147
Line of credit	55,000	—	—	—	—
Long-term debt	6,163	—	472	1,550	2,268
Total stockholders’ equity	605,750	217,834	166,275	148,927	142,409

(1)	All share and per share data have been retroactively restated to reflect the 2-for-1 stock split effected on November 30, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the Consolidated Financial Statements included elsewhere in this report and the information described under the caption “Risk Factors” below.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements and product warranties, accounts receivable reserves, inventory and related reserves, expected cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, certain accrued expenses, restructuring and other related charges, stock-based compensation, pension liabilities, contingent liabilities, and recoverability of our net deferred tax assets and related valuation allowance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Provisions for excess or obsolete inventory are primarily based on our estimates of forecasted net sales and service usage levels. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. We record provisions for excess or obsolete inventory as cost of sales.

Accounts Receivable Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectability of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information present. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and our assessment of the customer’s current credit worthiness. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Our accounts receivable reserves were $3.7 million, $2.6 million and $2.8 million in fiscal 2006, 2005 and 2004, respectively. The increase in the reserves in fiscal 2006 was primarily due to the addition of $852,000 of reserves as a result of our acquisitions of AEG, R2 Technology, Inc. and Suros Surgical Systems, Inc. during fiscal 2006. Also contributing to the increased reserves, but to a lesser extent, was our increase in sales during fiscal 2006. Accounts receivable reserve has decreased as a percentage of sales as a result of our historical collection experience. The decrease in the reserves in fiscal 2005 was primarily attributable to our write-off of reserves and accounts receivable related to financed sales in Latin America.

Valuation of Business Combinations

We record intangible assets acquired in recent business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The valuation of purchased research and development represents the estimated fair value at the dates of acquisition related to in-process projects. Our purchased research and development represents the value of in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. We expense the value attributable to these in-process projects at the time of the acquisition. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects, or for the acquisitions as a whole.

We use the income approach to determine the fair values of our purchased research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, we consider, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects we acquired in connection with our fiscal 2006 acquisitions, we used risk-adjusted discount rates to discount our projected cash flows, ranging from 14% to 35%. We believe that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

We have also used the income approach, as described above, to determine the estimated fair value of certain other identifiable intangibles assets including developed technology, customer relationships and trademarks. Developed technology represents patented and unpatented technology and know-how. Customer relationships represent established relationships with customers, which provides a ready channel for the sale of additional products and services. Trademarks represent acquired product names that we intend to continue to utilize.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We record intangible assets at historical cost. We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization is recorded over the estimated useful lives ranging from 4 to 20 years. We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, we will write-down the carrying value of the intangible asset to its fair value in the period identified. We generally calculate fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. In connection with sale of certain intellectual property, previously acquired from Fischer to Siemens AG, we recorded an impairment charge of approximately $1.4 million during the fourth quarter of fiscal 2006. The impairment charge was the result of a higher carrying value of such assets as compared to their fair value. The charge is a component of the net gain on sale of intellectual property and is classified as part of the mammography segment.

Consistent with prior years, we conducted our annual impairment test of goodwill during the second quarter of fiscal 2006. We considered a number of factors, including a valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the mammography reporting unit as well as analysis of recent sales or offerings of similar companies. The timing and size of impairment charges involve the application of management’s judgment and could significantly affect our operating results. We determined that it met all of the criteria under SFAS No. 142 to carry-forward the prior year determination of reporting unit fair value and based on the applicable valuation determined that no impairment exists.

Pension Liabilities

In connection with our acquisition of AEG, we sponsor defined benefit pension plans covering the employees of our AEG German subsidiary. We are required to account for these pension benefits in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS 87), which requires that amounts recognized in the financial statements be determined on an actuarial basis. As of September 30, 2006, we have recorded a pension liability, based upon an actuarial valuation, of approximately $8.7 million as a component of accrued expenses in the accompanying consolidated financial statements. The selection of the assumptions used to determine pension expense or income involves significant judgment. Our long-term return on asset and discount rate assumptions are considered the key variables in determining pension expense or income. The discount rate assumption was determined by using a model consisting of theoretical bond portfolios that closely match the various durations of that of our pension liability. The discount rate assumption we used for our German pension benefits plans was 4.5%. The discount rate is dependent on the participation level of the particular countries covered within the plans. Therefore, the discount rate is consistent with the fact that the pension is 100% German-based.

Revenue Recognition

Revenue. We recognize product revenue upon shipment, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable and collection of the resulting receivable is probable. Generally, our product arrangements are multiple element arrangements, including services such as installation and training. Beginning in the fourth quarter of fiscal 2003, we began accounting for these arrangements in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Based on the terms and conditions of the product arrangements, we have concluded that these services and undelivered products can be accounted for separately from the delivered product element as our delivered product has value to our customers on a stand-alone basis and we have objective and reliable evidence of the fair value of such services and undelivered products based on the consistency of prices charged when these elements are sold separately. Accordingly, service revenue representing the fair value of services not yet performed at the time of product shipment is deferred and recognized as such services are performed. The fair value of the undelivered products is also deferred at the time of product shipment and recognized when these products are delivered. The undelivered elements of service to be performed and products to be delivered are all probable, perfunctory in nature and under our control. The residual revenue under the product arrangement will be recognized as product revenue upon shipment. There are no customer right of return in our sales agreements.

We recognize product revenue upon the completion of installation for shipments that require more than perfunctory obligations at the time of shipment, specifically for certain of our digital imaging systems. A provision is made at that time for estimated warranty costs to be incurred.

Service revenues primarily consist of amounts recorded under service and maintenance contracts and repairs not covered under warranty, installation and training revenues, shipping and handling costs billed to customers, as well as fee-per-scan revenues. Service and maintenance contract revenues are recognized ratably over the term of the contract. Other service revenues are recorded when the services are completed.

Although our products contain operating and application software, we have determined that for all of our products, except for those recently obtained with the acquisition of R2 Technology, Inc., the software element is incidental in accordance with AICPA SOP 97-2, Software Revenue Recognition, (SOP 97-2) and EITF Issue No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.

We have determined that the provisions of SOP 97-2 apply to revenue transactions for those CAD products recently acquired from R2 Technology, Inc. SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multi-element arrangements is allocated to each element of the arrangement using the residual method based on the fair value of the undelivered elements. Our determination of fair value of the undelivered elements in the multi-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so for an element not yet sold separately. The Company recognizes revenue on R2 product sales upon completion of installation at which time the only remaining undelivered element is post contract support.

The Company recognizes revenues from maintenance services ratably over the term of the maintenance contract period based on VSOE of fair value. VSOE of fair value is based upon the amount charged for maintenance when purchased separately, which is typically the contract’s renewal rate. Maintenance services are typically stated separately in an arrangement. The allocated fair value of revenues pertaining to contractual maintenance obligations are classified as a current liability, since they are typically for the twelve-month period subsequent to the balance sheet date.

For multi-element arrangements where VSOE of fair value for post contract support has not been established, we would recognize revenue ratably over the contractual term of the support. For multi-element arrangements where VSOE of fair value of post contract support has been established, we recognize revenue using the residual method at the time all other revenue recognition criteria have been met. Amounts attributable to post contract support are recorded as deferred revenue and recognized ratably over the contractual term of the support.

In accordance with the EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. The Company also records reimbursable out-of-pocket expenses in both maintenance and services revenues and as a direct cost of maintenance and service in accordance with EIFT Issue No. 01-14,

Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EIFT 01-14). For the fiscal 2006, 2005, and 2004, shipping and handling costs and reimbursable out-of-pocket expenses were not material.

Product Warranties. Products sold are generally covered by a warranty for a period of one year. We accrue a warranty reserve at the time of revenue recognition for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased or decreased warranty claim activity or increased or decreased costs associated with servicing those claims, our warranty accrual will increase or decrease, respectively, resulting in decreased or increased gross profit. Our warranty accrual was approximately $9.0 million, $6.7 million and $4.5 million in fiscal 2006, 2005 and 2004, respectively. The increase in the warranty accrual in fiscal 2006 is primarily attributable to an increase in the number of digital mammography systems sold as well $941,000 of acquired reserve amounts as a result of our recent acquisitions.

Stock-Based Compensation

On December 16, 2004 the FASB issued SFAS Statement No. 123(R) (SFAS 123(R)), Share-Based Payment, which is a revision of SFAS Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted for fiscal years starting after June 15, 2005. As a result, we have adopted SFAS 123(R) starting in our fiscal first quarter of 2006, which began on September 25, 2005.

As permitted by SFAS 123, we historically accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. We have adopted the “modified prospective” method alternative outlined in SFAS 123(R). A “modified prospective” method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As a result, we are amortizing the unamortized stock-based compensation expense related to unvested option grants issued prior to the adoption of SFAS 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. For options granted after our adoption of SFAS 123(R), we have elected to use a bi-nomial model to determine the weighted average fair value of options, rather than the Black-Scholes model, which we had previously used. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we have applied an estimated forfeiture rate of 9.4% to 10.6% in fiscal 2006 in determining the expense recorded in our consolidated statement of income. For further information regarding the assumptions we used in determining our stock-based compensation expense, see Note 2 to our financial statements.

During the year ended September 30, 2006 we recorded $3.9 million of stock-based compensation expense for employee stock options as a result of the adoption of SFAS 123(R). The stock-based compensation expense for employee stock options included $481,000 in cost of revenues, $519,000 in research and development, $351,000 in selling and marketing and $2.6 million in general and administrative expense for the year ended September 30, 2006. The compensation expense reduced both basic and diluted earnings per share by $0.04. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of September 30, 2006, there was $14.9 million of unrecognized compensation expense related to non-vested market-based share awards that we expect to recognize over a weighted-average period of 3.38 years.

Income Taxes

We account for income taxes under Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

In fiscal 2006 we released valuation allowance on net operating losses generated by excess stock based compensation deductions expected to be utilized on the fiscal 2006 US tax return. Approximately $10.6 million of tax benefit associated with these net operating losses was recorded as an increase to additional paid in capital. Additionally, we recorded an approximate $8.2 million increase to valuation allowance against certain federal and state net operating losses acquired in the Suros and R2 acquisitions. This increase in NOL was accounted for in the business combination. The remaining change in valuation allowance is attributable to the increase in valuation allowance on certain state tax assets generated in 2006. We believe it is more likely than not that these state tax assets will not be realized.

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

OVERVIEW

We are engaged primarily in the development, manufacture and distribution of proprietary x-ray, digital x-ray and other medical imaging systems and related products. Our businesses are reported as three segments: mammography/ breast care; osteoporosis assessment; and other.

Our mammography/ breast care products include a broad product line of breast imaging and related products, including film-based and digital mammography systems, computer-aided detection (CAD) and breast biopsy systems. These products are inclusive of those recently acquired from R2 and Suros. Beginning in 2006, we have combined our digital detector business with our mammography operating segment to better reflect how we view our operations and manage our business. Our digital detector products are a digital component for our digital mammography equipment and, to a much lesser extent, are a digital component for original equipment manufacturers to incorporate into their own equipment. Our osteoporosis assessment products primarily consist of dual-energy X-ray bone densitometry systems and, to a lesser extent, an ultrasound-based osteoporosis assessment product. Our other business segment includes our mini C-arm, extremity MRI, conventional general radiography service, digital general radiography systems and AEG photoconductor materials businesses.

ACQUISITIONS

During fiscal 2006, we completed a number of acquisitions, including two acquisitions completed in the fourth quarter.

Fischer

On September 29, 2005, we acquired intellectual property relating to Fischer Imaging Corporation’s mammography business and products, including the intellectual property relating to its Mammotest prone breast biopsy and Senoscan digital mammography systems. The purchase price for the intellectual property was $32 million, approximately $26.9 million of which was paid out of existing cash with the remaining amount paid through the cancellation of the principal and interest outstanding under a $5 million secured loan we previously provided to Fischer Imaging on June 22, 2005. We incurred a charge of approximately $4.2 million to write off in-process research and development in the first quarter of fiscal 2006. As a result of the FTC investigation in the fourth quarter of 2006, we sold, to Siemens AG for a cash payment of $6.5 million, all of the intellectual property we acquired from Fischer relating to the Mammotest system, subject to our retention of a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use that intellectual property. In connection with this sale we recorded an impairment charge of approximately $1.4 million and a resulting net gain of approximately $5.1 million from the proceeds on the sale during the fourth quarter of fiscal 2006.

AEG Elektrofotografie

On May 2, 2006, we acquired AEG Elektrofotografie and its group of related companies. AEG was a privately held group of companies headquartered in Warstein, Germany, with manufacturing operations in Germany and China. AEG specializes in the manufacture of photoconductor materials for use in a variety of electro photographic applications, including for the coating of our digital detectors. The acquisition of AEG allows us to have control over this critical step in our detector manufacturing process, which should allow us to more efficiently manage our supply chain and improve manufacturing margins. Our acquisition of AEG should also facilitate further manufacturing efficiencies and accelerate research and development of new detector products. The results of AEG operations have been included in our consolidated financial statements since the date of acquisition and is a component of our other business segment.

The aggregate purchase price for AEG was approximately $31.3 million (subject to adjustment) consisting of EUR 24.1 and 110,000 shares of our common stock valued at $5.3 million, and approximately $1.9 million for acquisition related fees and expenses. These 110,000 shares are subject to contingent put options pursuant to which the holders have the option to resell the shares to us during a period of one year following the completion of the acquisition if the closing price of our stock falls and remains below a threshold price. The repurchase price would be the closing price of our common stock on the date of exercise. Our maximum aggregate obligation under these put options would be approximately $4.1 million if the put options were exercised for all the shares covered by those options and the closing price of our common stock on the date of exercise equaled the maximum threshold price permitting the exercise of the option. As of September 30, 2006, the shares were not subject to the contingent put right as the price of our common stock exceeded the minimum value.

The acquisition also provides for a one-year earn out of EUR 1.7 million (approximately $2.0 million USD) which will be payable in cash if AEG calendar year 2006 earnings, as defined, exceeds a pre-set amount. We have considered the provisions of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration would represent additional purchase price. As a result, goodwill would be increased by the amount of such additional consideration, if any, when it becomes due and payable.

We have formulated a plan to restructure certain of AEG’s historical activities. We have recorded a liability of approximately $2.1 million in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees under this plan and approximately $1.0 million has been paid as of September 30, 2006. We believe this plan will be finalized within one year from the acquisition date and will record any additional liabilities at such time resulting in an increase to goodwill.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer lists, trademarks and developed technology had separately identifiable values. The fair value of these intangible assets was determined through the application of the income approach. Customer lists represent customer relationships as AEG has a high dependency on a small number of large accounts. AEG markets its products through distributors as well as directly to its own customers. Trademarks represent the AEG product names that the we intend to continue to use. Developed technology represents currently marketable purchased products that the we will continue to resell as well as utilize to enhance and incorporate into our existing products. The intangible assets are expected to be amortized on a straight-line basis over the expected useful lives as the anticipated undiscounted cash flows are relatively consistent over the expected useful lives of the intangible assets.

The estimated $600,000 of purchase price allocated to in-process research and development projects related to AEG’s Organic Photoconductor Coating and Selenium product lines.

R2 Technology

On July 13, 2006, we completed the acquisition of R2 Technology, Inc. R2 Technology located in Santa Clara, California, develops and sells computer-aided detection technology and products (CAD), an innovative technology that assists radiologists in the early detection of breast cancer. The aggregate purchase price for R2 of approximately $220.6 million (subject to adjustment) consisted of 4.4 million shares of our common stock valued at $205.5 million, cash paid of $6.9 million, debt assumed of $5.7 million and approximately $2.5 million for acquisition related fees and expenses. The results of operations for R2 have been included in our consolidated financial statements from the date of acquisition as part of our mammography business segment.

We have formulated a plan to restructure certain of R2’s historical activities. As of the acquisition date we have recorded a liability of approximately $798,000 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees and a loss related to the abandonment of certain lease space under this plan. Approximately $46,000 related to these liabilities has been paid as of September 30, 2006. We believe this plan will be finalized within one year from the acquisition date and will record any additional liabilities at such time resulting in an increase to goodwill. The final purchase price allocations will be completed within one year of the acquisition and any adjustments are not expected to have a material impact on our financial position or results of operation.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer relationships, trademarks and developed technology had separately identifiable values. Customer relationships represent R2’s strong active customer base, dominant market position and strong partnership with several large companies. Trademarks represent the R2 product names that we intend to continue to use. Developed technology represents currently marketable purchased products that we will continue to resell as well as utilize to enhance and incorporate into our existing products.

The estimated $10.2 million of purchase price allocated to in-process research and development projects primarily related to R2’s Digital CAD products. The projects are expected to add direct digital algorithm capabilities as well as a new platform technology to analyze images and breast density measurement. The project is approximately 20% complete and we expect to spend approximately $3.1 million over the next year to complete.

Suros Surgical Systems

On July 27, 2006, we completed the acquisition of Suros Surgical Systems, Inc. Suros Surgical, located in Indianapolis, Indiana, develops, manufactures and sells minimally invasive interventional breast biopsy technology and products for biopsy, tissue removal and biopsy site marking. The purchase price for Suros was approximately $240 million paid in a combination of cash and 2.3 million shares of our common stock. The common stock value of approximately $106.5 million, cash paid of $139 million inclusive of certain liabilities assumed, and approximately $2.6 million for acquisition related fees and expenses resulted in an aggregate purchase price of approximately $248 million. The results of operations for Suros have been included in our consolidated financial statements from the date of acquisition as part of our mammography business segment.

The acquisition also provides for a two-year earn out. The earn-out is payable in two annual cash installments equal to the incremental revenue growth in Suros’ business in the two years following the closing. We have considered the provisions of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration represents additional purchase price. As a result, goodwill will be increased by the amount of this additional consideration, if any, when it becomes due and payable.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer relationships, trademarks and developed technology had separately identifiable values. Customer relationships represents Suros’ large installed base that are expected to purchase disposable products on a regular basis. Trademarks represent the Suros product names that we intend to continue to use. Developed technology represents currently marketable purchased products that the Company continues to sell as well as utilize to enhance and incorporate into our existing products.

The estimated $4.9 million of purchase price allocated to in-process research and development projects primarily related to Suros’ disposable products. The projects are at various stages of completion and include next generation handpiece and site marker technologies. These projects are expected to be completed over the next year.

We had existing relationships with each of AEG, R2 and Suros as suppliers of inventory items. The supply agreements were entered into in prior years at arm’s length terms and conditions. No minimum purchase requirements exist and the pricing was consistent with other vendor agreements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by items as shown in our consolidated statements of income. All dollar amounts in tables are presented in thousands.

	Fiscal Years Ended
	September 30, 2006	September 24, 2005	September 25, 2004
Revenues:
Product sales	83.9%	79.6%	77.8%
Service and other revenue	16.1	20.4	22.2

	100.0	100.0	100.0

Cost and expenses:
Cost of product sales	40.4	40.5	41.4
Cost of product sales—amortization of intangible assets	1.0	0.3	0.4
Cost of service and other revenue	16.8	20.2	21.2
Research and development	6.1	6.5	7.3
Selling and marketing	12.1	11.9	13.9
General and administrative	9.2	9.6	10.7
Amortization of acquired intangibles	0.4	—	—
Net gain on sale of intellectual property	(1.1)	—	—
Acquired in-process research and development	4.3	—	—

	89.1	88.7	94.5

Income from operations	10.9	11.3	5.5
Interest income	0.9	0.8	0.2
Interest/other expense	(0.3)	(0.1)	(0.1)

Income before income taxes	11.5	12.0	5.6
Provision for income taxes	5.6	2.2	0.3

Net income	5.9%	9.8%	5.3%

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 24, 2005

Product Sales.

	Years Ended
	September 30, 2006		September 24, 2005		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Mammography/ Breast Care	$292,773	63%	$159,469	55%	$133,304	84%
Osteoporosis Assessment	$59,678	13%	$56,065	19%	$3,613	6%
Other	$35,661	8%	$13,541	6%	$22,120	163%

	$388,112	84%	$229,075	80%	$159,037	69%

In fiscal 2006 our product sales increased 69% compared to fiscal 2005 primarily due to an increase in revenues from our mammography products. Also contributing to the increase was an increase in our other product sales, primarily attributable to $18.6 million of sales from AEG, acquired during the third quarter of fiscal 2006 and the initial sales of a new line of third party extremity MRI systems of $4.8 million. Osteoporosis sales also increased, to a lesser extent, in fiscal 2006.

Mammography product sales increased 84% in fiscal 2006 compared to fiscal 2005 primarily due to a $106.9 million increase in digital mammography system sales, a $19.5 million increase in Multicare stereotactic table sales and $12.1 million of product sales from R2 and Suros, entities acquired in the fourth quarter of fiscal 2006. These increases were partially offset by a $4.8 million decrease in analog mammography systems sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems sold worldwide. In fiscal 2006, we sold 555 digital mammography systems compared to 239 systems in fiscal 2005. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The increase in Multicare stereotactic tables was primarily attributable to an increase in the number of systems sold worldwide in the current fiscal year compared to fiscal 2005. We attribute this increase at least in part, to our acquisition of the Mammotest intellectual property from Fischer. With our sale of that technology to Siemens AG, we expect to face increasing competition for these tables. The decrease in sales of our analog mammography systems was primarily attributable to a decrease in the number of systems sold both domestically and in Europe, partially offset by an increase in units sold in other international markets combined with a decrease in average selling price in all markets. We believe that this decrease in analog system sales was primarily due to the shift in product sales to digital systems. We expect sales for analog systems to continue decrease in fiscal 2007.

Osteoporosis assessment product sales increased 6% in fiscal 2006 compared to fiscal 2005. This increase was primarily due to an increase in the number of systems sold in the United States and an increase in the number of our lower-priced Explorer bone densitometry systems sold internationally, that was offset in part by a slight decrease in the average selling prices.

Other product sales increased 163% in fiscal 2006 compared to fiscal 2005. This increase was primarily due to the addition of $18.6 million of sales from AEG, acquired during the third quarter of fiscal 2006, $4.8 million of sales from a new line of third party extremity MRI systems and, to a lesser extent, a $731,000 increase in our mini C-arm system sales. Partially offsetting these increases was a $2.0 million decrease in our sales of general radiography systems resulting from our phase out of that business.

In fiscal 2006, approximately 72% of product sales were generated in the United States, 17% in Europe, 7% in Asia, and 4% in other international markets. In fiscal 2005, approximately 67% of product sales were generated in the United States, 19% in Europe, 10% in Asia, and 4% in other international markets. We believe the shift in sales dollars to the United States market is primarily due to an increase in demand for our Selenia digital mammography system as digital mammography is becoming more widely accepted in the United States.

Service and Other Revenue.

	Years Ended
	September 30, 2006		September 24, 2005		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenue	$74,569	16%	$58,609	20%	$15,960	27%

Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 27% in fiscal 2006 compared to fiscal 2005. This increase was primarily due to increases in the number of service contracts sold and training revenues in our mammography/ breast care segment and, to a lesser extent, in our osteoporosis assessment and other segments. We believe that these increases reflect the continued growth in our installed base of products.

Cost of Product Sales.

	Years Ended
	September 30, 2006		September 24, 2005		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales	$186,862	48%	$116,478	51%	$70,384	60%

Cost of product sales decreased as a percentage of product sales to 48% in fiscal 2006 from 51% in fiscal 2005. These costs decreased as a percentage of product sales primarily due to increased revenues and improved profitability associated with the shift in mammography product sales to Selenia, our full field digital mammography systems. The Selenia systems have significantly higher selling prices, more than offsetting the higher costs of the product, when compared to analog mammography. In addition, the fourth quarter of fiscal 2006 includes the addition of the recently acquired R2 and Suros product lines which have lower costs as a percentage of sales. Our higher Selenia sales combined with the increase in revenues for the Multicare stereotactic tables also resulted in an improved absorption of fixed manufacturing costs. Offsetting these improvements was an increase in costs as a percentage of sales in our other segment due to the combination of AEG photoconductor sales, which earn a substantially lower margin as compared to our core product lines, and higher costs associated with the new mini C-arm Insight product. The decreases noted above were offset by $4.1 million of additional costs related to the sales of acquired AEG, R2 and Suros inventory that was written up to fair value for purchase accounting purposes as of the date of acquisition.

Cost of Product Sales—Amortization of intangible assets.

	Years Ended
	September 30, 2006		September 24, 2005		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Sales—Amortization of intangible assets	$4,784	1%	$911	0%	$3,873	425%

Costs of Product Sales—Amortization of intangibles increased primarily due to the increase in acquired intangible assets as a result of the acquisitions of AEG, R2, Suros and the intangible assets acquired from Fischer Imaging during fiscal 2006. The underlying intangible assets substantially relate to acquired developed technology and know-how. These intangible assets are being amortized over their estimated useful life of between 8.5 and 10 years. We expect amortization expense of $10.9 million related to these intangibles in fiscal 2007.

Cost of Service and Other Revenue.

	Years Ended
	September 30, 2006		September 24, 2005		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$77,502	104%	$58,181	99%	$19,321	33%

Cost of service and other revenue increased in absolute dollars primarily related to additional personnel and other costs to expand our service capabilities, especially in the United States, to support our growing installed base of products and to increased warranty costs. We expect our costs of service and other revenue to remain relatively high as a percentage of service and other revenue, reflecting our need to employ the required personnel for warranty, non-warranty and installation activities to service our growing installed base of products. We also expect an increase in customers entering into service agreements in connection with our transition to digital mammography and direct service coverage.

Operating Expenses.

	Years Ended
	September 30, 2006		September 24, 2005		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and Development	$28,294	7%	$18,617	7%	$9,677	52%
Selling and Marketing	$55,910	12%	$34,199	12%	$21,711	63%
General and Administrative	$42,551	9%	$26,667	9%	$15,884	60%
Amortization of Acquired Intangibles	$1,631	0%	—	—	$1,631	—
Net Gain on Sale of Intellectual Property	($5,093)	(1%)	—	—	($5,093)	—
Acquired In-Process Research and Development	$19,900	4%	—	—	$19,900	—

	$143,192	31%	$79,483	28%	$63,710	80%

Research and Development Expenses. Research and development expenses increased 52% in fiscal 2006 compared to fiscal 2005. The increase was primarily due to compensation and related expenses which increased $5.3 million including costs associated with additional personnel for our core business $1.7 million from an increase in personnel as a result of the AEG, R2 and Suros acquisitions, and to $519,000 of stock based compensation. Also contributing to the increase was an increase in mammography related expenses of $1.9 million primarily related to our tomosynthesis development project. We expect total research and development expenses to increase in absolute dollars in fiscal 2007 with a full year of headcount and compensation related expenses related to the acquired entities as well as our continued development of tomosynthesis technology for mammography.

Selling and Marketing Expenses. Selling and marketing expenses increased 63% in fiscal 2006 compared to fiscal 2005. The increase was primarily due to an increase of approximately $9.3 million of commissions expense to our direct sales force due to the increased product sales in direct territories and $2.9 million of distributor commissions due to increased product sales through these channels. Salaries, benefit and travel expenses increased approximately $5.9 million as a result of increased personnel to support our increased product sales and as a result of the acquisitions of AEG, R2 and Suros and to a lesser extent $351,000, of stock-based compensation under SFAS 123 (R). Also contributing to the increase was $1.0 million of additional tradeshow and marketing related expenses as compared to the prior year. We expect total sales and marketing expenses in absolute dollars to increase in fiscal 2007 with a full year of compensation and related expenses for additional personnel related to the acquired entities and an increase in total product sales.

General and Administrative Expenses. General and administrative expenses increased 60% in fiscal 2006 compared to fiscal 2005. The increase was primarily due to an increase of $8.7 million in compensation and related benefits primarily due to an increase in personnel including $3.3 million from the increased headcount as a result of the acquisitions of AEG, R2 and Suros and $2.6 million of stock-based compensation under SFAS 123 (R). Also contributing to the increase was $1.7 million in legal expenses primarily related to the FTC investigation and settlement and an increase of $1.0 million in accounting and tax expenses associated with the recently acquired entities. We expect total general and administrative expenses in absolute dollars to increase in fiscal 2007 with a full year of compensation and related expenses for additional personnel related to the acquired entities.

Amortization of Acquired Intangible Assets. The Company incurred amortization expense for acquired intangible assets of $1.6 million in fiscal 2006 due to the acquisitions of AEG, R2, Suros and the intangible assets acquired from Fischer Imaging during fiscal 2006. The underlying intangible assets substantially relate to acquired customer relationships and tradenames. These intangible assets are being amortized over their estimated useful life of between 8.5 and 10 years. We expect amortization expense of $5.5 million related to these intangibles in fiscal 2007.

Net gain on sale of intellectual property. The Company recognized a net gain of $5.1 million for the sale of Mammotest intellectual property to Siemens in fiscal 2006 for $6.5 million. This gain consisted of the $6.5 million proceeds from the sale partially offset by the $1.4 million impairment charge for the related intangible assets.

Acquired In-Process Research and Development Expenses. We incurred charges for acquired in-process research and development of $19.9 million in fiscal 2006. The charges included $4.2 million in connection with our acquisition of Fischer Imaging’s intellectual property relating to its digital mammography product on September 29, 2005, $600,000 in connection with our acquisition of AEG on May 2, 2006, $10.2 million in connection with our acquisition of R2 on July 13, 2006 and $4.9 million in connection with the acquisition of Suros on July 27, 2006. The projects are described in further detail in our discussion of these acquisitions.

Interest Income.

	Years Ended
	September 30, 2006	September 24, 2005	Change
	Amount	Amount	Amount	%
Interest Income	$4,082	$2,219	$1,863	84%

Interest income increased in fiscal 2006 compared to fiscal 2005 primarily due to a higher average investment balance and an increase in the interest rate earned in the current year compared to last year. We expect interest income to decrease significantly in fiscal 2007 as a result of the substantial reduction of our investment balances in connection with our recent acquisitions.

Interest and Other Expense, net

	Years Ended
	September 30, 2006	September 24, 2005	Change
	Amount	Amount	Amount	%
Interest and Other Expense, net	($1,198)	($155)	($1,043)	673%

In fiscal 2006, these expenses consisted primarily of the interest costs on our unsecured revolving line of credit entered into on July 24, 2006 (and amended on September 25, 2006) of $738,000 as well as interest costs on notes payable assumed with the acquisition of AEG in the amount of $309,000. In fiscal 2005, these expenses were primarily comprised of the interest costs on the Wells Fargo Foothill, Inc. note payable of $376,000 partially offset by foreign currency transaction gains of $221,000. In September 2005, we paid off the Wells Fargo Foothill, Inc. note payable. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure. In connection with our recent acquisitions we assumed approximately $10.7 million of debt as a result of the AEG acquisition and borrowed $65 million, of which $55 million was outstanding as of September 30, 2006, under our unsecured revolving line of credit for the Suros acquisition. As a result, we anticipate that our interest expense will increase in fiscal 2007.

Provision for Income Taxes.

	Years Ended
	September 30, 2006	September 24, 2005	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$25,800	$6,439	$19,361	301%

We account for income taxes under SFAS No. 109. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forwards to the extent they are realizable. Our effective tax rate for fiscal 2006 was 48.5% of pre-tax earnings. This represents our normalized rate of approximately 38% increased for the in-process research and development charges recorded during the year which are not deductible for tax purposes. Our effective tax rate for fiscal 2005 was 19% of pre-tax earnings. This represented our normalized rate of approximately 38% reduced by a decrease in certain valuation allowances and tax reserves. We anticipate a normalized effective tax rate of 38% of pre-tax earnings in fiscal 2007.

We had previously recorded a valuation allowance to reduce our deferred tax assets to the amount that was more likely than not to be realized. In fiscal 2005, we considered our recent operating results, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result, we determined that we were able to realize a portion of our deferred tax assets in excess of the net recorded amount, and therefore, an adjustment of $6.2 million was made to reduce the valuation allowance. The benefit of the release in valuation allowance was realized through reductions to tax expense and increases to additional paid in capital. In addition, during the fourth quarter of 2005 we received notification that the Joint Committee on Taxation had no exceptions with the Internal Revenue Service’s conclusions on several tax returns under examination. Therefore, we released $750,000 of tax reserves related to these returns further reducing our provision for income taxes in fiscal 2005.

Segment Results of Operations

Beginning in fiscal 2006, we combined our previously reported mammography and digital detector operating segments, to better reflect how we view our operations and manage our business. In prior years, we offered DirectRay digital detectors in Hologic designed, manufactured, installed and serviced general radiography systems and also sold panels to Original Equipment Manufacturers (OEMs), to incorporate into their own equipment. In fiscal 2006 we moved away from selling systems and panels for general radiography use and began to shift resources to our core women’s health products mammography systems. In January 2006 we ceased sales of digital systems for general radiography, and on October 1, 2006 we ceased manufacture of general radiography panels. As a result the primary function of the digital detector business is to support our mammography product line. We now report our business as three segments: mammography/ breast care, osteoporosis assessment and other. The recently acquired AEG photoconductor business is included in our other business segment. The recently acquired R2 and Suros operations are included in mammography/breast care. Prior periods have been restated to conform to this presentation.

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

Mammography/ Breast Care.

	Years Ended
	September 30, 2006		September 24, 2005		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$335,795	100%	$189,313	100%	$146,482	77%

Operating Income	$44,227	13%	$17,460	9%	$26,767	153%

Mammography revenues, as discussed above, increased primarily due to the $133.3 million increase in product sales and an increase of $13.2 million in service and other revenues primarily related to the increased number of systems in our installed base. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin in this business segment increased to 44% in fiscal 2006 as compared to 37% in fiscal 2005. In fiscal 2006 our gross margins improved from the increase in product revenues of our more profitable Selenia systems versus our analog mammography systems as well as the integration of higher margin product sales from the recently acquired businesses of R2 and Suros. In addition, higher Selenia sales combined with the increase in revenues for Multicare stereotactic tables allowed for the greater absorption of manufacturing costs. This improvement in the gross margin was offset in part by an increase in service related costs related to an increase in the number of our service personnel in the current fiscal year. In general, we expect improved gross margins in fiscal 2007 from an increase in product revenues of our more profitable Selenia full field digital mammography systems as well as from a full year of R2 and Suros product sales. Operating expenses for this business segment increased 98% in fiscal 2006 primarily due to increased selling expenses which is primarily due to the higher revenues an increase in research and development, primarily related to increased expenditures for our tomosynthesis project, the $19.3 million write-off of acquired in-process research and development related to our acquisitions,$1.6 million of intangible asset amortization related to our acquisitions,and$2.7 million of stock-based compensation. These increased expenses were partially offset in part by a net gain of $5.1 million from our sale of Mammotest intellectual property to Siemens.

Osteoporosis Assessment.

	Years Ended
	September 30, 2006		September 24, 2005		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$80,162	100%	$74,957	100%	$5,205	7%

Operating Income	$9,760	12%	$11,175	15%	($1,415)	(13%)

Osteoporosis assessment revenues increased in fiscal 2006 compared to fiscal 2005 primarily due to the $3.6 million increase in product sales discussed above and a $1.6 million increase in service revenues. The increase in service revenues was primarily due to the increased number of systems in our installed base. Operating income for osteoporosis assessment decreased primarily due to increased operating expenses and to a lesser extent a decrease in gross margins. Our gross margin in this business segment was 43% in fiscal 2006 compared to 44% in fiscal 2005. The decrease in osteoporosis assessment gross margins was primarily attributable to a combination of a decrease in average selling prices and higher service repair costs. The increase in operating expenses of $3.2 million was primarily attributable to increased general and administrative expenses of $1.6 million related to increased compensation and legal fees discussed above as well as $1.0 million of stock- based compensation under SFAS 123 (R).

Other.

	Years Ended
	September 30, 2006		September 24, 2005		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$46,723	100%	$23,414	100%	$23,309	100%

Operating Income (Loss)	($3,648)	(8%)	$3,996	17%	($7,644)	(191%)

Revenues for this business segment, which includes the mini C-arm business, domestic distribution of a third party extremity MRI system, the digital general radiography business, the conventional general radiography service business and the AEG photoconductor businesses’ increased in fiscal 2006 primarily due to the $22.1 million increase in product sales discussed above and a $1.2 million increase in service and other revenues. The increase in product sales was primarily due to the incremental revenues as a result of the AEG acquisition as well as the initial sales of a new line of third party extremity MRI systems. These increases were partially offset by decreases in product sales related to digital general radiography business and the conventional general radiography service business, both of which are being phased out. The increase in service and other revenues is due to incremental revenues as a result of the AEG acquisition, increased mini C-arm and digital general radiography spare parts revenues and increased service revenues from our increased installed base of extremity MRI systems partially offset by a decrease in these revenues in the conventional general radiography business. The decrease in operating income was primarily due to an increase in operating expenses related to the acquisition of AEG as well as purchase accounting related charges including a $1.6 million increase of cost of product sales related to the sale of inventory that had been written up to fair value as of the date of acquisition and a charge for in-process research and development of $600,000. Also contributing to the decrease of operating income was the ramp-up of sales and marketing expenses for a new line of third party extremity MRI systems.

Fiscal Year Ended September 24, 2005 Compared to Fiscal Year Ended September 25, 2004

Product Sales.

	Years Ended
	September 24, 2005		September 25, 2004		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Mammography/Breast Care	$159,469	55%	$105,906	46%	$53,563	48%
Osteoporosis Assessment	$56,065	20%	$51,376	23%	$4,689	9%
Other	$13,541	5%	$20,654	9%	($7,113)	(34%)

	$229,075	80%	$177,936	78%	$51,139	29%

In fiscal 2005 our product sales increased 29% compared to fiscal 2004 primarily due to an increase in revenues from our mammography products, and to a lesser extent, an increase in osteoporosis assessment sales. Partially offsetting these increases was a decrease in our other segment product sales, primarily attributable to our continued phase-out of our general radiography systems business. We have discontinued taking orders for these systems but continue to service the installed base.

Mammography product sales increased 48% in fiscal 2005 compared to fiscal 2004 primarily due to a $33.5 million increase in digital mammography system sales, a $9.8 million increase in Multicare stereotactic table sales, a $6.3 million increase in digital detector sales and a $3.6 million increase in analog mammography systems sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems sold in the United States and by the inclusion of the CAD software option on almost all of the units sold in the United States during the current year offset in part, by a slight decrease in the number of Selenia systems sold in Europe and a slight decrease in the average selling price for Selenia systems in fiscal 2005 as compared to fiscal 2004. In fiscal 2005, we sold 239 digital mammography systems compared to 143 systems in fiscal 2004. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The increase in our digital detector sales reflects the increase in digital detectors sold for both general radiography and mammography. The increase in sales of our analog mammography systems was primarily attributable to an increase in the number of systems sold internationally and for our Multicare stereotactic tables was primarily attributable to an increase in the number of systems sold worldwide in the current fiscal year compared to fiscal 2004.

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

Cost of service and other revenue increased as a percentage of service and other revenue to 99% in fiscal 2005 from 96% in fiscal 2004. These costs increased as a percentage of service and other revenue primarily due to increased warranty costs of $7.7 million in our mammography businesses, and due to additional personnel and other costs to expand our service capabilities, especially in the United States, to support our growing installed base of products.

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

Selling and Marketing Expenses. Selling and marketing expenses increased 8% in fiscal 2005 compared to fiscal 2004. The increase was primarily due to an increase of approximately $1.8 million of salaries, benefits and travel expenses from an increase in our direct sales force, $1.1 million of increased commissions to our direct sales force due to the increased product sales in direct territories and $557,000 of additional freight charges due to increased sales to customers in group purchasing organizations. These increases were partially offset by a $921,000 decrease of international distributor commissions primarily related to the sale of Selenias in Mexico in fiscal 2004. Sales and marketing expenses have also shifted between the operating segments for the current fiscal year by increasing in mammography reflecting our increased revenues from that segment, and decreasing for each of our osteoporosis assessment, and other business segments.

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

Interest and Other Income (Expense), net

	Years Ended
	September 24, 2005	September 25, 2004	Change
	Amount	Amount	Amount	%
Interest and Other Income (Expense), net	($155)	($199)	$44	22%

In fiscal 2005, these expenses were primarily comprised of the interest costs on the Wells Fargo Foothill, Inc. note payable of $376,000 partially offset by foreign currency transaction gains of $221,000. In fiscal 2004, these expenses were primarily comprised of interest costs on the Wells Fargo Foothill, Inc. note payable. In September 2005, we paid off the Wells Fargo Foothill, Inc. note payable. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in Euro the foreign currency, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

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

Segment Results of Operations

Our businesses are reported as three segments: mammography/breast care; osteoporosis assessment; and other. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Mammography/Breast Care.

	Years Ended
	September 24, 2005		September 25, 2004		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$189,313	100%	$129,626	100%	$59,687	46%

Operating Income	$17,460	9%	$4,759	4%	$12,701	267%

Mammography revenues increased primarily due to the $53.6 million increase in product sales discussed above and an increase of $5.5 million in service and other revenues primarily related to the increased number of installed systems reaching warranty expiration. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin in this business segment remained at 37% in both fiscal 2005 and in fiscal 2004. In fiscal 2005 our gross margins improved from the increase in product revenues of our more profitable Selenia systems versus our analog mammography systems. This improvement in the gross margin was offset by a reduction in the average selling prices for the base digital mammography systems without the CAD option and a significant increase in the sales of lower end analog mammography systems sold internationally at lower margin rates than in the United States and compared to the digital mammography product line, and an increase in service related costs. Also offsetting the gross margin improvement was increased warranty expense related to our digital detections. Partially offsetting the gross margin increase in absolute dollars was increased operating expenses associated with growing the business, including increased headcount and our tomosynthesis technology development efforts.

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

Liquidity and Capital Resources

At September 30, 2006 we had approximately $115.7 million of working capital. At that date our cash and cash equivalents totaled $29.9 million. Our cash and cash equivalents balance decreased $84.1 million during fiscal 2006 primarily due to the use of $27.6 million in cash for the acquisition of the mammography intellectual property of Fischer Imaging, cash for the acquisition of AEG and related fees and expenses of $21.9 million net of cash acquired, cash for the acquisition of R2 and related fees and expenses of $13.4 million net of cash acquired, cash to acquire Suros and related fees and expenses of $136.5 million net of cash acquired and for the purchase of property and equipment of $13 million. These uses of cash were partially offset by cash provided by financing and operating activities and the sale of intellectual property for $6.5 million.

Our operating activities provided us with $31.1 million of cash, which included net income of $27.4 million for fiscal 2006 increased by non-cash charges for depreciation and amortization of an aggregate $16.1 million, and the acquired in-process research and development charge of $19.9 million related to the Fischer, AEG, R2 and Suros acquisitions, which were partially offset by the $27.9 million tax benefit related to the exercise of non-qualified stock options. Cash used by operations due to changes in our current assets and liabilities included an increase in inventory of $23.0 million and accounts receivable of $9.5 million. These uses of cash were partially offset by an increase in accrued expenses of $14.5 million, an increase in deferred revenue of $10.5 million, and an increase in accounts payable of $3.9 million. The increase in inventory was to support the increased sales volume, especially for digital mammography and in support of our domestic distribution of a new line of a third party extremity MRI system as well as an increase in amounts related to our newly acquired businesses. The increase in accounts receivable was primarily due to the increased revenues during fiscal 2006. The increase in deferred revenue was primarily due to an increase in the number of deferred service contracts for our core business as well as an increase in amounts related to our newly acquired businesses. The increase in accrued expenses and accounts payable was due to increased expenditures to support our growing inventory and expenses as well as increase in amounts related to our newly acquired businesses.

In fiscal 2006, we used approximately $206.7 million of cash in investing activities. This use of cash was primarily attributable to cash used for business acquisitions of $171.8 million, net of cash acquired, during the year. To a lesser extent, $27.6 million of cash was used to acquire Fischer Imaging’s mammography intellectual property and to purchase property and equipment of $13.0 million, which consisted primarily of manufacturing and test equipment, computer hardware and demonstration equipment. Partially offsetting these cash uses was $6.5 million related to our sale of the acquired Fischer Imaging intellectual property.

In fiscal 2006, financing activities provided us with $90.6 million of cash. These cash flows included approximately $65.0 million received under our line of credit with Bank of America, the tax benefit from the exercise of non qualified stock options of $27.9 million and proceeds from the exercise of stock options of $10.7 million, partially offset by $10.0 million of repayments under our bank line of credit and $2.9 million of repayments on certain notes payable assumed with the acquisition of AEG.

As a result of the acquisition of AEG, we assumed certain of AEG’s existing debt aggregating $9.1 million as of September 30, 2006. The terms of the agreements have various maturities ranging from July 1, 2007 through March 15, 2011. Interest rates are variable and at September 30, 2006 ranged from 5.0% to 6.5%. In connection with our acquisition of AEG we issued a total of 109,720 shares of our common stock. These shares are subject to a contingent put option pursuant to which the holders have the option to resell the shares to us during a period of one year following the completion of the acquisition if the closing price of our stock falls and remains below a threshold price. The repurchase price would be the closing price of our common stock on the date of exercise. Our maximum aggregate obligation under these put options would be approximately $4.1 million if the put option were exercised for all the shares covered by those options and the closing price of our shares on the date of exercise equaled the maximum threshold price permitting the exercise of the option.

On July 13, 2006, we completed the acquisition of R2 Technology, Inc. The purchase price for the acquisition was paid exclusively in shares of our common stock, other than cash in lieu of fractional shares. In connection with that acquisition, we assumed and repaid in full R2 debt of $5.7 million.

On July 27, 2006, we completed the acquisition of Suros Surgical Systems, Inc. The purchase price for the acquisition was paid in a combination of paid in a combination of cash and in shares of our common stock. In addition a cash earn-out will be payable in two annual installments equal to the incremental revenue growth in Suros Surgical’s business in the two years following the closing.

On September 25, 2006, we entered into an amended and restated credit agreement with Bank of America, N.A., and the other lenders party there to, providing for a $150 million senior unsecured revolving line of credit. At our option, revolving loans outstanding under the credit agreement will bear interest at a rate equal to (a) Eurodollar Rate - the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (known as “LIBOR”) plus the applicable margin (as defined in the credit agreement, which margin ranges from 0.625% to 1.00% depending on our consolidated leverage ratio) or (b) Base Rate—the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate plus 0.50% . The credit agreement includes financial covenants requiring that we maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum consolidated interest coverage ratio of 3.00:1.00. We were in compliance with these covenants as of September 30, 2006. The credit agreement also contains events of default that permit the acceleration of the loans and the termination of the credit agreement, including, but not limited to, payment defaults under the credit agreement and cross-default under certain other indebtedness, the breach of certain covenants, the entry of material judgments, and the occurrence of bankruptcy, insolvency or change of control events. As of September 30, 2006, there was $55 million outstanding under this credit agreement with a weighted average interest rate of 6.14%. Borrowings under the credit agreement were used to finance a portion of the Suros Surgical acquisition and for general corporate purposes. The credit agreement matures on September 24, 2011. As of September 30, 2006, we had $95 million available for future borrowings. Prior to maturity, we may reborrow amounts repaid for any permitted purpose.

The lease for our headquarters and manufacturing facility located in Bedford, Massachusetts and our Lorad manufacturing facility in Danbury, Connecticut, has a term of 20 years, with four five-year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.2 million per year, which is subject to adjustment for increases in the consumer price index. The total minimum lease payments during the remainder of 20-year term is $50.2 million. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, we make customary representations and warranties and agree to certain financial covenants and indemnities. In the event we default on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. We were in compliance with all covenants as of September 30, 2006.

We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (3.42% at September 30, 2006) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At September 30, 2006, there were no outstanding borrowings under this line.

The following table summarizes our contractual obligations and commitments as of September 30, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating Leases	$67,240	$6,703	$12,375	$11,068	$37,094
Purchase Obligations (1)	37,552	17,925	19,627	—	—
Long-Term Debt Obligations	9,084	2,921	2,068	4,095	—

Total Contractual Obligations	$113,876	$27,549	$34,070	$15,163	$37,094

(1)	Approximately $34.2 million of the purchase obligations relates to an exclusive distribution and service agreement in the United States under which we will sell and service a line of extremity MRI systems. Pursuant to the terms of this contract, we have certain minimum inventory purchase obligations for the initial term of eighteen months. Thereafter the purchase obligations are subject to renegotiation in the event of any unforeseen changes in the market dynamics.

We also have outstanding two interest rate swap contracts that mature in 2010 and 24 forward forgeign currency exchange agreements that mature in less than a year. Currently, these derivative instruments are in a net gain position which is of an immaterial nature.

The amounts above do not include any amounts that may be payable to AEG and Suros for earn-outs over the next two fiscal years. Except as set forth above and potential earn-out payments to for AEG and Suros, we do not have any other significant capital commitments. We are working on several projects, with an emphasis on digital mammography. In addition, we expect to continue to review and evaluate potential acquisitions of businesses, products or technologies, and strategic alliances that we believe will complement our current or future business. Subject to the risk factors set forth above and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Report, we believe that cash flow from operations and cash available from our bank line of credit will provide us with sufficient funds in order to fund our expected operations over the next twelve months.

The expected timing of payment and amounts of the obligations discussed above are estimated based on current information.

Recent Accounting Pronouncements

In July 2006, the Financial Account Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS No. 109 (SFAS 109), Accounting for Income Taxes. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in SFAS 109 (i.e., a likelihood of occurrence greater than 50 percent).

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statue of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions.

In addition, FIN 48 will require expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period.

FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to adopt FIN 48 in its first quarter of fiscal 2008, which begins on September 30, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations.

We are currently evaluating the impact of the adoption of FIN 48, but do not believe the adoption will have a material impact on our results of operation or financial position.

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

On September 15, 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is not permitted. Therefore, we will adopt SFAS 157 in fiscal 2009, which commences on September 28, 2008. We are currently evaluating the impact of the adoption of SFAS 157, but do not believe the adoption will have a material impact on our results of operation or financial position.

On September 29, 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 31, 2006 for public entities, which would be our year ending September 29, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ended after December 15, 2008, which would be our year ending September 27, 2009. We are currently evaluating the impact of the adoption of SFAS 157, but do not believe the adoption will have a material impact on our results of operation or financial position.

On September 13, 2006, the SEC staff published SAB No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 does not change the SEC staff’s previous positions in SAB 99, Materiality, regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 acknowledges the existing diversity in practice in this area and discusses techniques commonly used to accumulate and quantify misstatements. The “rollover” method used by some companies and auditors quantifies a misstatement based on the effects of correcting the misstatement existing in the current period income statement. The “iron curtain” method quantifies a misstatement based on the effects of correcting the misstatement in the balance sheet at the end of the current period, regardless of the misstatement’s period of origin. The SEC staff does not believe exclusive reliance on one method biased toward either the income statement of the balance sheet is appropriate. The staff believes that registrants and auditors must quantify the effects on the current year financial statements of correcting all misstatements, including both carryover and reversing effects of uncorrected prior year misstatements. After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a registrant’s financial statements must be adjusted. SAB 108 is effective for fiscal years ending after November 15, 2006, which is our year ending September 29, 2007. We are not aware of any prior year uncorrected errors that would be effected by this statement.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. SFAS No. 107, Disclosure of Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, short and long-term investments, accounts receivable, and debt obligations. The fair value of these financial instruments approximates their carrying amount.

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our credit agreement with Bank of America and on the debt assumed as a result of our acquisition of AEG. At our option, revolving loans outstanding under the credit agreement will bear interest at a rate equal to (a) Eurodollar Rate—the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (known as “LIBOR”) plus the applicable margin (as defined in the credit agreement, which margin ranges from 0.625% to 1.00% depending on our consolidated leverage ratio) or (b) Base Rate—the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate plus 0.50%. The terms of the AEG debt agreements have various maturities ranging from July 1, 2007 through March 15, 2011. Interest rates are variable and at September 30, 2006 ranged from 5% to 6.5%. We may also incur interest expense on loans made under a European line of credit that accrues interest at the Europe Interbank Offered Rate plus 1.50% to 2.25%, as defined. At September 30, 2006, there were no amounts outstanding under the European line of credit.

We have interest rate swap contracts in place totaling 6 million Euros and $7.6 million U.S. dollars where we pay at a fixed rate and receive at a floating rate. Fixed rates range from 2.85% to 3.75% and the floating rates range from 2.1% to 3.41%. Maturity dates coincide with those of the outstanding hedge debt agreements, thus having various maturities ranging from November 2007 through December 2010.

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

Foreign Currency Exchange Risk. Internationally, we currently operate in Belgium, France, Germany, China and Canada. Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Substantially all of our sales outside the United States are conducted in U.S. dollar denominated transactions. We operate international subsidiaries that incur expenses denominated in local currencies. However, we believe that these operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Expenses to service our contracts are incurred both by our international subsidiaries in the local currency and by the parent company in U.S. dollars. As such, our operating results and certain assets and liabilities that are denominated in the Euro are affected by changes in the relative strength of the U.S. dollar against the Euro. Our expenses are positively affected when the United States dollar strengthens against the Euro and adversely affected when the United States dollar weakens. However, based on the level of operating expenses, we believe that the foreign currency exchange risk is not significant. During fiscal 2006, 2005, and 2004, we incurred foreign currency exchange gains (losses) of $30,000, $221,000, and $(192,000), respectively.

We occasionally use forward foreign exchange contracts to mitigate our foreign currency exchange rate exposures related to our foreign currency denominated assets and liabilities, and more specifically, to hedge, on a net basis, the foreign currency exposure of a portion of our German sales denominated in the U.S. dollar. The terms of these forward contracts are of a short-term nature (6-12 months). At September 30, 2006, we had $8.15 million outstanding forward foreign exchange contracts to exchange U.S. dollars for Euros. The forward foreign exchange contracts have various maturity dates within the first two quarters of fiscal 2007 and had a book value that approximated fair value.

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

Item 8.	Financial Statements and Supplementary Data.

Our consolidated Financial Statements and Supplementary Data are listed under Part IV, Item 15, in this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

We have assessed the effectiveness of our internal control over financial reporting as of September 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of AEG Elektrofotografie GmbH and subsidiaries, R2 Technology, Inc., and Suros Surgical Systems, Inc., businesses we acquired during the year ended September 30, 2006 and which are included

in our 2006 consolidated financial statements and constituted approximately $589,559,000 and $479,434,000 of total and net assets, respectively, as of September 30, 2006 and approximately $39,172,000 and ($19,525,000) of revenues and net loss, respectively for the period from the date of acquisition through September 30, 2006.

Based on our assessment, we believe that, as of September 30, 2006, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

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

The Board of Directors and Stockholders of Hologic, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Hologic, Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hologic Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of AEG Elektrofotografie GmbH and subsidiaries, R2 Technology, Inc., and Suros Surgical Systems, Inc., which were businesses acquired during the year ended September 30, 2006 and which are included in the 2006 consolidated financial statements of Hologic, Inc. and constituted approximately $589,559,000 and $479,434,000 of total and net assets, respectively, as of September 30, 2006 and approximately $39,172,000 and ($19,525,000) of revenues and net loss, respectively, for the period for the date of acquisition through September 30, 2006. Our audit of internal control over financial reporting of Hologic, Inc. also did not include an evaluation of the internal control over financial reporting of AEG Elektrofotografie GmbH and subsidiaries, R2 Technology, Inc., and Suros Surgical Systems, Inc.

In our opinion, management’s assessment that Hologic, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hologic, Inc. maintained, in all material respects, effective internal control over financial reporting as of Hologic, Inc., based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hologic, Inc. as of September 30, 2006 and September 24, 2005 and the related consolidated statements of income, stockholders’ equity and other comprehensive income and cash flows for each of the three years in the period ended September 30, 2006 of Hologic, Inc. and our report dated December 11, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

December 11, 2006

Changes in Internal Control over Financial Reporting

As a result of our recent acquisitions we have begun to intergrate certain business processes and systems of the acquired entities. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as these integrations are complete. There have been no other changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of the end of our fiscal year ended September 30, 2006 regarding the shares of our common stock available for grant or granted under stock option plans and equity incentives that (i) were approved by our stockholders, and (ii) were not approved by our stockholders. The number of securities and the exercise price of the outstanding securities have been adjusted to reflect our two-for-one stock split effected on November 30, 2005.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (a)	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights (b)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,650,734	$16.85	32,014
Equity compensation plans not approved by security holders (1)	567,331	$6.94	0

Total	4,218,065	$15.52	32,014

(1)	Includes the following plans: 1997 Employee Equity Incentive Plan and 2000 Acquisition Equity Incentive Plan. A description of each of these plans is as follows:

1997 Employee Equity Incentive Plan. The purposes of the 1997 Employee Equity Incentive Plan (the “1997 Plan”), adopted by the Board of Directors in May 1997, are to attract and retain key employees, consultants and advisors, to provide an incentive for them to assist us in achieving long-range performance goals, and to enable such person to participate in our long-term growth. In general, under the 1997 Plan, all employees, consultants, and advisors who are not executive officers or directors are eligible to participate in the 1997 Plan. The 1997 Plan is administered by a committee consisting of at least three members of the Board appointed by the Board of Directors. Participants in the 1997 Plan are eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 2,200,000 shares of our common stock were reserved for issuance under the 1997 Plan. Of the shares reserved for issuance under the 1997 Plan, options to purchase 502,784 shares have been granted and are outstanding. In September 2005, our Board of Directors determined that no further awards would be made under this plan and cancelled all remaining 166,084 shares, available for issuance under the 1997 Plan that are not subject to outstanding stock option awards.

2000 Acquisition Incentive Plan. The purpose of the 2000 Acquisition Equity Incentive Plan (the “2000 Plan”), adopted by the Board of Directors in April 2001, is to attract and retain (a) employees, consultants and advisors, of newly acquired businesses who have been or are being hired as employees, consultants or advisors of our company or any of our consolidated subsidiaries, and (b) employees, consultants and advisors, of our company who have or are anticipated to provide significant assistance in connection with the acquisition of a newly acquired business or its integration with our company, and to provide such persons an incentive for them to achieve long-range performance goals, and to enable them to participate in our long-term growth. In general, under the 2000 Plan, only employees, consultants and advisors who are not officers or directors of our company are eligible to participate in the 2000 Plan. The 2000 Plan is administered by the Board or, at its option, a committee consisting of at least three members of the Board appointed by the Board of Directors. Participants in the 2000 Plan are eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 1,600,000 shares of our common stock were reserved for issuance under the 2000 Plan. Of the shares reserved for issuance under the 2000 Plan, options to purchase 360,820 shares have been granted and are outstanding. In September 2005, the Board of Directors determined that no further awards would be made under this plan and cancelled all remaining 417,704 shares, available for issuance under the 2000 Plan that are not subject to outstanding stock option awards.

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

(a) The following documents are filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2006 and September 24, 2005

Consolidated Statements of Income for the years ended September 30, 2006, September 24, 2005 and September 25, 2004

Consolidated Statements of Stockholders’ Equity and comprehensive income for the years ended September 30, 2006, September 24, 2005 and September 25, 2004

Consolidated Statements of Cash Flows for the years ended September 30, 2006, September 24, 2005 and September 25, 2004

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(b) Listing of Exhibits

Exhibit Number		Reference

2.01	Agreement and Plan of Merger dated April 17, 2006, by and among Hologic, Inc., Swordfish Acquisition Corp. and Suros Surgical Systems, Inc.	N-2.1

2.02	Agreement and Plan of Merger dated April 24, 2006, by and among Hologic, Inc., Hydrogen Acquisition, Inc. and R2 Technology, Inc.	N-2.2

2.03	Share Purchase Agreement dated May 2, 2006, by and among Hologic and the Sellers identified therein.	N-2.3

3.01	Certificate of Incorporation of Hologic	A-3.01

3.02	Amendment to Certificate of Incorporation of Hologic	C-3.03

3.03	Certificate of Amendment to Certificate of Incorporation of Hologic	O-3.03

3.04	Amended and Restated By-laws of Hologic	J-3.03

4.01	Specimen Certificate for Shares of Hologic’s Common Stock	B-1

4.02	Description of Capital Stock (Contained in the Certificate of Incorporation of Hologic, as Amended, Filed as Exhibits 3.01 and 3.02).	A-3.01; C-3.03

4.03	Rights Agreement dated September 17, 2002	H-4

4.04	Form of Rights Certificate	H-4

4.05	Form of Lock-Up Agreement	N-4.1

4.06	Registration Rights Agreement by and among Hologic, Inc. and the Stockholder Representative (as defined therein) dated as of July 27, 2006.	R-4.1

Exhibit Number		Reference

10.01	Amended and Restated 1990 Non-Employee Director Stock Option Plan	C-10.26*

10.02	1995 Combination Stock Option Plan	C-10.25*

10.03	Second Amended and Restated 1999 Equity Incentive Plan	N-10.3*

10.04	1997 Employee Equity Incentive Plan	D-99

10.05	2000 Acquisition Equity Incentive Plan	G-10.05

10.06	Form of Executive Officer Non-Qualified Stock Option Agreement	K-10.32*

10.07	Form of Restricted Stock Unit Award for executive officers.	P- 10.1*

10.08	Form of Indemnification Agreement for Directors and Certain Officers of Hologic	A-10.12*

10.09	Executive Bonus Plan Description	filed herewith*

10.10	Hologic, Inc. Supplemental Executive Retirement Plan (SERP)	filed herewith*

10.11	Form of SERP Rabbi Trust Agreement	filed herewith*

10.12	Form of Officer Severance Agreement including List of Officers to Whom Provided	N-10.7*

10.13	Retention and Severance Agreement dated May 3, 2006, by and between Hologic, Inc. and John W. Cumming	N-10.4*

10.14	Retention and Severance Agreement dated May 3, 2006, by and between Hologic, Inc. and Robert A. Cascella	N-10.5*

10.15	Retention and Severance Agreement dated May 3, 2006, by and between Hologic, Inc. and Glenn P. Muir	N-10.6*

10.16	Form of Restricted Stock Unit Award	N-10.9*

10.17	Form of First Amended and Restated Change in Control Agreement including list of officers to Whom Provided	P-10.2*

10.18	Supply Agreement	F-10.27

10.19	Facility Lease (Danbury)	E-10.14

10.20	Lease Agreement (Danbury and Bedford)	I-10.27

10.21	Executive Financial Services Program	L-10.30*

10.22	Asset Purchase Agreement between Hologic and Fischer Imaging Corporation	M-21

10.23	Supply Agreement by and among AEG Elektrofotografie GmbH, Hologic and Direct Radiography Corp.	O-10.24 **

10.24	Amended and Restated Credit Agreement dated as of September 25, 2006, among Hologic, Inc., Bank of America, N.A. and the Other Lenders Parties Thereto	Q-10.1

21.01	Significant Subsidiaries of Hologic	filed herewith

23.01	Consent of Ernst & Young LLP	filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

Exhibit Number		Reference

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

*	Management compensation plan or arrangement
**	Portions of this Agreement identified by *** have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission on December 6, 2005, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

A	We previously filed this exhibit on January 24, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-1 (Registration No. 33-33128), and the previously filed exhibit is incorporated herein by reference.

B	We previously filed this exhibit on January 31, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A, and the previously filed exhibit is incorporated herein by reference.

C	We previously filed this exhibit on May 14, 1996, with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 30, 1996, and the previously filed exhibit is incorporated herein by reference.

D	We previously filed this exhibit on August 20, 1997 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-8 (SEC File No. 333-34003), and the previously filed exhibit is incorporated herein by reference.

E	Trex Medical Corporation previously filed this exhibit with the referenced exhibit number as an Exhibit to its Registration Statement on Form S-1 (Reg. No. 333-2926), and the previously filed exhibit is incorporated by reference.

F	We previously filed this exhibit on December 22, 2000 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 30, 2000, and the previously filed exhibit is incorporated by reference.

G	We previously filed this exhibit on December 12, 2001 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 29, 2001, and the previously filed exhibit is incorporated by reference.

H	We previously filed this exhibit on September 17, 2002 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281), and the previously filed exhibit is incorporated herein by reference.

I	We previously filed this exhibit on December 24, 2002 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 28, 2002, and the previously filed exhibit is incorporated herein by reference.

J	We previously filed this exhibit on May 11, 2004 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 27, 2004, and the previously filed exhibit is incorporated herein by reference.

K	We previously filed this exhibit on September 23, 2004 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of September 23, 2004, and the previously filed exhibit is incorporated herein by reference.

L	We previously filed this exhibit on February 3, 2005 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended December 25, 2004, and the previously filed exhibit is incorporated herein by reference.

M	We previously filed this exhibit on June 23, 2005 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of June 22, 2005, and the previously filed exhibit is incorporated herein by reference.

N	We previously filed this exhibit on May 4, 2006 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the fiscal quarter ended March 25, 2006, and the previously filed exhibit is incorporated herein by reference.

O	We previously filed this exhibit on December 6, 2005 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 24, 2005, and the previously filed exhibit is incorporated herein by reference.

P	We previously filed this exhibit on November 2, 2006 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of November 2, 2006, and the previously filed exhibit is incorporated herein by reference.

Q	We previously filed this exhibit on September 28, 2006 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of September 28, 2006, and the previously filed exhibit is incorporated herein by reference.

R	We previously filed this exhibit on July 27, 2006 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of July 27, 2006, and the previously filed exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLOGIC, INC.

By:	/s/ JOHN W. CUMMING
JOHN W. CUMMING
Chairman of the Board and Chief Executive Officer

Dated: December 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN W. CUMMING JOHN W. CUMMING	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 14, 2006

/S/ GLENN P. MUIR GLENN P. MUIR	Director, Executive Vice President Finance and Administration and Treasurer (Principal Financial Officer)	December 14, 2006

/S/ JAY A. STEIN JAY A. STEIN	Chairman Emeritus and Chief Technical Officer	December 14, 2006

/S/ ROBERT H. LAVALLEE ROBERT H. LAVALLEE	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	December 14, 2006

/S/ LAURIE FAJARDO LAURIE FAJARDO	Director	December 14, 2006

/S/ IRWIN JACOBS IRWIN JACOBS	Director	December 14, 2006

/S/ DAVID R. LAVANCE, JR. DAVID R. LAVANCE, JR.	Director	December 14, 2006

/S/ NANCY L. LEAMING NANCY L. LEAMING	Director	December 14, 2006

/S/ ARTHUR G. LERNER ARTHUR G. LERNER	Director	December 14, 2006

/S/ LAWRENCE M. LEVY LAWRENCE M. LEVY	Director	December 14, 2006

Hologic, Inc.

Audited Consolidated Financial Statements

Years ended September 30, 2006, September 24, 2005 and September 25, 2004

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements

The Board of Directors and Stockholders of Hologic, Inc.

We have audited the accompanying consolidated balance sheets of Hologic, Inc. and subsidiaries as of September 30, 2006 and September 24, 2005, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hologic, Inc. and subsidiaries at September 30, 2006 and September 24, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hologic, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2006 expressed an unqualified opinion on both management’s assessment of and the effective operation of internal control over financial reporting.

/s/ Ernst & Young LLP

Boston, Massachusetts

December 11, 2006

Hologic, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2006	September 24, 2005
Assets
Current assets:
Cash and cash equivalents	$29,923	$113,994
Accounts receivable, less reserves of $3,712 and $2,592 respectively	108,566	57,742
Inventories	93,477	44,520
Deferred income tax asset	50,944	6,023
Prepaid expenses and other current assets	7,112	6,096

Total current assets	290,022	228,375

Property and equipment, at cost:
Land	2,695	1,500
Buildings and improvements	25,699	14,336
Equipment and software	65,113	43,282
Furniture and fixtures	5,120	3,805
Leasehold improvements	4,535	2,788

	103,162	65,711
Less—accumulated depreciation and amortization	41,439	32,382

	61,723	33,329

Other assets:
Intangible assets, net of accumulated amortization of $9,241 and $6,954, respectively	47,381	646
Developed technology and know-how, net of accumulated amortization of $8,946 and $4,592, respectively	110,780	4,516
Goodwill	341,994	6,285
Other, net	4,305	6,688

Total assets	$856,205	$279,839

Liabilities
Current liabilities:
Line of credit	$55,000	$—
Current portion of notes payable	2,921	—
Accounts payable	26,443	14,163
Accrued expenses (Note 15)	59,012	25,237
Deferred revenue	30,903	16,360

Total current liabilities	174,279	55,760

Note payable, net of current portion	6,163	—
Deferred income tax liabilities	60,858	1,471
Deferred revenue	6,630	4,774
Other long term liabilities.	2,525	—

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.01 par value–1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value–90,000 shares authorized; 52,645 and 44,295 shares issued, respectively	526	443
Capital in excess of par value	532,255	172,642
Retained earnings	73,875	46,452
Accumulated other comprehensive loss	(442)	(1,239)
Treasury stock, at cost—90 shares	(464)	(464)

Total stockholders’ equity	605,750	217,834

Total liabilities and stockholders’ equity	$856,205	$279,839

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Years ended
	September 30, 2006	September 24, 2005	September 25, 2004
Revenues:
Product sales	$388,111	$229,075	$177,936
Service and other revenue	74,569	58,609	50,769

	462,680	287,684	228,705

Costs and expenses (1):
Cost of product sales	186,862	116,478	94,762
Cost of product sales—amortization of intangible assets	4,784	911	911
Cost of service and other revenue	77,502	58,181	48,574
Research and development	28,294	18,617	16,659
Selling and marketing	55,910	34,199	31,761
General and administrative	42,551	26,667	23,452
Amortization of acquired intangible assets	1,631	—	—
Net gain on sale of intellectual property	(5,093)	—	—
Acquired in-process research and development	19,900	—	—

	412,341	255,053	216,119

Income from operations	50,339	32,631	12,586

Interest income	4,082	2,219	540
Interest and other expense, net	(1,198)	(155)	(199)

Income before income taxes	53,223	34,695	12,927
Provision for income taxes	25,800	6,439	763

Net income	$27,423	$28,256	$12,164

Basic net income per common and common equivalent share:	$0.59	$0.66	$0.30

Diluted net income per common and common equivalent share:	$0.56	$0.63	$0.29

Weighted average number of common shares outstanding:
Basic	46,512	42,824	40,516

Diluted	48,620	45,126	42,593

(1) Stock-based Compensation included in Costs and Expenses:
Cost of revenues	$481	$—	$—
Research and development	519	—	—
Selling and marketing	351	—	—
General and administrative	2,600	—	—

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
	Number of Shares	$0.01 Par Value			Number of Shares	Amount
Balance at September 27, 2003	39,932	$400	$144,255	$6,032	90	(464)	(1,296)	148,927
Exercise of stock options	1,175	12	4,578	—	—	—	—	4,590	—
Issuance of common stock under employee stock purchase plan	64	—	413	—	—	—	—	413	—
Net income	—	—	—	12,164	—	—	—	12,164	$12,164
Translation adjustments	—	—	—	—	—	—	181	181	181

Comprehensive income									$12,345

Balance at September 25, 2004	41,171	412	149,246	18,196	90	(464)	(1,115)	166,275
Exercise of stock options	3,077	31	15,324	—	—	—	—	15,355	—
Issuance if common stock under employer stock purchase plan	47	—	511	—	—	—	—	511	—
Tax benefit related to exercise of stock options	—	—	7,561	—	—	—	—	7,561	—
Net income	—	—	—	28,256	—	—	—	28,256	$28,256
Translation adjustments	—	—	—	—	—	—	(124)	(124)	(124)

Comprehensive income									$28,132

Balance at September 24, 2005	44,295	443	172,642	46,452	90	(464)	(1,239)	217,834
Issuance of common shares related to acquisitions	6,924	69	317,206	—	—	—	—	317,275	—
Exercise of stock options	1,426	14	10,548	—	—	—	—	10,562	—
Stock based compensation expense	—	—	3,951	—	—	—	—	3,951	—
Tax benefit related to exercise of stock options	—	—	27,908	—	—	—	—	27,908	—
Net income	—	—	—	27,423	—	—	—	27,423	$27,423
Translation adjustments	—	—	—	—	—	—	797	797	797

Comprehensive income									$28,220

Balance at September 30, 2006	52,645	$526	$532,255	$73,875	90	$(464)	$(442)	$605,750

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended
	September 30, 2006	September 24, 2005	September 25, 2004
Operating activities
Net income	$27,423	$28,256	$12,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,492	6,421	5,712
Amortization	6,641	1,153	1,877
Impairment charge on sale of intellectual property	1,407	—	—
Non-cash interest expense	(899)	133	123
Tax benefit related to exercise of non qualified stock options	(27,908)	7,561	—
Charge for in-process research and development	19,900	—	—
Stock-based compensation expense	3,951	—	—
Deferred income taxes	(5,797)	(135)	(2,436)
Loss on disposal of property and equipment	420	805	744
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(9,545)	(9,310)	(4,435)
Inventories	(23,023)	(4,381)	3,428
Prepaid expenses and other current assets	92	(3,059)	444
Accounts payable	3,940	3,623	(452)
Accrued expenses	14,500	5,972	5,935
Deferred revenue	10,530	8,139	3,522

Net cash provided by operating activities	31,124	45,178	26,626

Investing activities
Business acquisitions, net of cash acquired	(171,828)	—	—
Net cash paid for acquisition of intangible assets	(27,594)
Proceeds from sale of intellectual property	6,500	—	—
Net cash paid for acquisition of distributor	—	—	(341)
Deferred acquisition costs	—	(5,428)	—
Purchase of property and equipment	(12,989)	(7,699)	(7,187)
(Increase) decrease in other assets	(765)	(1,172)	163

Net cash used in investing activities	(206,676)	(14,299)	(7,365)

Financing activities
Proceeds under credit facility	65,000	—	—
Repayments under credit facility	(10,000)	—	—
Repayments of notes payable	(2,948)	(947)	(1,083)
Tax benefit related to exercise of non qualified stock options	27,908
Net proceeds from sale of common stock pursuant to stock plans	10,639	15,868	5,003

Net cash provided by financing activities	90,599	14,921	3,920

Effect of exchange rate changes on cash and cash equivalents	882	(141)	(23)

Net (decrease) increase in cash and cash equivalents	(84,071)	45,659	23,158
Cash and cash equivalents, beginning of year	113,994	68,335	45,177

Cash and cash equivalents, end of year	$29,923	$113,994	$68,335

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$1,817	$1,118	$448

Cash paid during the period for interest	$1,077	$185	$91

Supplemental Disclosure of Non-Cash Investing Activities:
Exchange of note receivable for intangible assets	$5,428	$—	$—

Business Acquisition, Net of Cash Acquired:
Fair value of tangible assets acquired	$152,077	—	—
Liabilities assumed	(135,623)	—	—
Fair value of stock issued	(317,275)	—	—
Cost in excess of fair value of assets (Goodwill)	335,709	—	—
Fair value of acquired identifiable intangible assets	132,100	—	—
In process research and development	15,700	—	—

	182,688	—	—
Less cash acquired	10,860	—	—

Net cash paid for acquisition	$171,828	$—	$—

See accompanying notes.

Hologic, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1.	Operations

Hologic, Inc. (the Company or Hologic) develops, manufactures and distributes diagnostic and medical imaging systems primarily serving the healthcare needs of women. The Company’s core women’s healthcare business units are focused on mammography and osteoporosis assessment and breast biopsy.

2.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements.

The Company believes that a significant accounting policy is one that is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as the result of the need to make estimates about the effect of matters that are inherently uncertain.

Principles of Consolidation

The principles of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities and Accounting Research Bulletin No. 51, Consolidation of Financial Statements are considered when determining whether an entity is subject to consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the consolidated financial statements include the accounts of its majority-owned (85.6%) subsidiary, AEG Photoconductor (Shanghai) Co. Ltd. (APS), which was acquired as part of the acquisition of AEG Elektrofotografie GmbH (AEG) in fiscal 2006 (Note 3). The value of the minority interest is approximately $756 as of September 30, 2006 and is recorded as component of other long-term liabilities in the accompanying consolidated balance sheet. This amount includes approximately $50 of the minority interest in income during the period from the date of acquisition through September 30, 2006, recorded as a component of other income (expense), net in the accompanying consolidated statement of income. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Deferred revenue totaling $4,800 previously recorded within current liabilities on the Company’s September 24, 2005 consolidated balance sheet have been reclassified to long term to conform with the current period presentation. Amortization expense for acquired developed technology and know how previously recorded within general and administrative expense totaling $911 for both fiscal 2005 and fiscal 2004 with in the consolidated statement of income has been reclassified to cost of product sales—amortization of intangible assets to conform with the current period presentation.

On November 8, 2006, the Company issued a press release containing its financial results as of and for the three and twelve months ended September 30, 2006 including a consolidated balance sheet. Subsequent to that date, the Company has made certain reclassification entries to the deferred income tax and notes payable balances included in the previously disclosed consolidated balance sheet. Accordingly, certain income tax and notes payable amounts previously disclosed in the balance sheet included with the November 8, 2006 press release differ from such account balances in the accompanying consolidated balance sheet.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in September. Fiscal 2006, 2005 and 2004 ended on September 30, 2006, September 24, 2005, and September 25, 2004, respectively.

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

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition for multiple-element arrangements, allowances for doubtful accounts, reserves for excess and obsolete inventories, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, certain accrued expenses, restructuring and other related charges, stock-based compensation, pension liabilities, contingent liabilities, and recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, early stage of development of direct-to-digital products, rapid technological changes, competition, limited number of suppliers, customer concentration, integration of acquisitions, government regulations, management of international activities, protection of proprietary rights, patent litigation and dependence on key individuals.

Cash Equivalents

The Company considers its highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. At September 30, 2006 and September 24, 2005 the Company’s cash equivalents consisted of money market accounts.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, cost-method investments, derivative financial instrument contracts and trade accounts receivable. The Company invests its cash and cash equivalents with financial institutions with highly rated credit and monitors the amount of credit exposure to any one financial institution. The Company’s credit risk is managed by investing its cash in high-quality money market instruments. The Company transacts derivative financial instrument contracts with major financial institutions and monitors outstanding positions to limit its credit exposure. The Company’s customers are principally located in the United States, Europe and Asia. The Company performs ongoing credit

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

evaluations of the financial condition of its customers and generally does not require collateral. Although, the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists as of September 30, 2006. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the x-ray and medical device industry. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of trade receivables have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable.

There were no customers with balances greater than 10% of accounts receivable as of September 30, 2006 and September 24, 2005, nor customers that represented greater than 10% of product revenues for fiscal 2006, 2005 and 2004.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, cost-method investments, derivative financial instrument contracts, line of credit, and notes payable. The carrying amounts of the Company’s cash equivalents, and accounts receivable approximate fair value due to the short-term nature of these instruments. The Company’s $150 million line of credit with Bank of America has a variable interest rate and, therefore, fluctuates based on market conditions. The company also acquired several notes payable in connection with the AEG acquisition. These notes payable are denominated in either the Euro or US dollar and have variable rates of interest. As of September 30, 2006 the fair value of the line of credit and outstanding notes payable approximates the carrying amount based on comparable market terms and conditions.

Additionally, in connection with the acquisition of AEG, the Company acquired certain forward foreign contracts and certain interest rate swap contracts in place related to debt assumed in connection with the acquisition (See Note 6 for further discussion )

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2006	September 24, 2005
Raw materials and work-in-process	$58,226	$34,714
Finished goods	35,251	9,806

	$93,477	$44,520

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Provisions for excess or obsolete inventory are primarily based on management’s estimates of forecasted net sales and service usage levels. A significant change in the timing or level of demand for the Company’s products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. The Company records provisions for excess or obsolete inventory as cost of product sales.

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

The Company applies the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. The Company capitalized $664, $453 and $140 during fiscal 2006, 2005 and 2004, respectively, related to a company wide Enterprise Resource Planning (ERP) systems implementation project, as well as, upgrades and enhancements that added significant functionality to the system and has included these amounts in equipment and software in the accompanying consolidated balance sheets.

The Company amortizes such costs when the ERP system and new functionality become operational. The initial system costs are being amortized over an estimated useful life of ten years and new functionality is amortized over the remaining useful life of the related system.

Valuation of Business Combinations and Acquisition of Intangible Assets

The Company records intangible assets acquired in recent business combinations and acquisitions of intangible assets under the purchase method of accounting. The Company accounts for acquisitions completed before July 1, 2001 in accordance with Accounting Principles Board (APB) Opinion No. 16, Business Combinations and accounts for acquisitions completed after June 30, 2001 in accordance with FASB Statement No. 141, Business Combinations. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The Company then allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including purchased research and development based on detailed valuations that use information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

The valuation of purchased research and development represents the estimated fair value at the dates of acquisition related to in-process projects. The Company’s purchased research and development represents the value of in-process projects that have not yet reached technological feasibility and have no alternative future uses

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

as of the date of acquisition. The Company expenses the value attributable to these in-process projects at the time of the acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects, or for the acquisitions as a whole.

The Company uses the income approach to determine the fair values of its purchased research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, the Company considers, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. The Company bases the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects the Company acquired in connection with its 2006 acquisitions, it used risk-adjusted discount rates ranging from 14 % to 35% to discount its projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

The Company also used the income approach, as described above, to determine the estimated fair value of certain other identifiable intangibles assets including developed technology, customer relationships and trademarks. Developed technology represents patented and unpatented technology and know-how. Customer relationships represent established relationships with customers, which provides a ready channel for the sale of additional products and services. Trademarks represent acquired product names that the Company intends to continue to utilize.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company records intangible assets at historical cost. The Company amortizes its intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization is recorded over the estimated useful lives ranging from 4 to 20 years. The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, the Company will write-down the carrying value of the intangible asset to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. In connection with sale of certain intellectual property, previously acquired from Fischer to Siemens AG in July 2006, the Company recorded an impairment charge of approximately $1,400 during the fourth quarter of fiscal 2006. The impairment charge was the result of a higher carrying value of such assets as compared to their fair value. The charge is a component of the net gain on sale of intellectual property in the accompanying consolidated statement of income and is classified as part of the mammography segment.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Consistent with prior years, the Company conducted its annual impairment test of goodwill during the second quarter of fiscal 2006. The Company considered a number of factors, including a valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the mammography reporting unit as well as analysis of recent sales or offerings of similar companies. The timing and size of impairment charges involve the application of management’s judgment and could significantly affect the Company’s operating results. The Company determined that all of the criteria under SFAS No. 142 to carry-forward the prior year determination of reporting unit fair value were met and, based on the applicable valuation determined that no impairment exists.

Goodwill by reporting segment consists of the following:

Reporting Segment	Balance as of September 30, 2006	Balance as of September 24, 2005
Mammography	$335,021	$6,285
Other	6,973	—

	$341,994	$6,285

The increase in goodwill is attributable to the acquisitions of AEG, R2 and Suros during fiscal 2006 (See Note 3 for further discussion). There was no change to goodwill amounts outstanding prior to fiscal 2006.

Intangible assets consist of the following:

			As of September 30, 2006		As of September 24, 2005
Reporting Segment	Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Osteoporosis Assessment	Patents	12.9 years	$4,952	4,650	$4,952	$4,516
Mammography	Developed Technology	9.3 years	117,826	8,853	9,108	4,592
	Customer Relationship	8.5 years	37,793	1,437	—	—
	Trade Name	8.5 years	9,100	134	—	—
	Order backlog	6 months	800	430	—	—
	Patents	5.7 years	777	531	648	438
Other	Patents	4 years	2,000	2,000	2,000	2,000
	Developed Technology	8.5 years	1,900	93	—	—
	Customer Relationship	8.5 years	800	40	—	—
	Trade Name	8.5 years	400	20	—	—

Amortization expense related to developed technology and order backlog is classified as a component of cost of product sales—amortization of intangible assets in the accompanying consolidated statement of income. Amortization expense related to customer relationship and trade name is classified as a component of amortization of other acquired intangible assets in the accompanying consolidated statement of income.

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Fiscal 2007	$16,377
Fiscal 2008	20,637
Fiscal 2009	21,316
Fiscal 2010	21,731
Fiscal 2011	19,518

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

Other Assets

Included in other assets in the accompanying balance sheet as of September 30, 2006 are deferred financing costs of approximately $900 related to direct third party costs incurred in the Company’s closing of the credit facility with Bank of America on July 24, 2006 and as amended on September 25, 2006 (see Note 5). The Company is amortizing these amounts to interest expense over a five-year period, which approximates the level yield method. Other assets also include certain other minority cost-method equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in the fair value is deemed to be other-than-temporary, the Company writes down the value of the investment to its fair value. During 2006, 2005 and 2004, none of the investments held were deemed to be in a other-than-temporary loss. The carrying value of these investments was approximately $1,530 and $132 as of September 30, 2006 and September 29, 2005, respectively.

Research and Software Development Costs

Costs incurred in the research and development of the Company’s products are expensed as incurred. The Company accounts for the development costs of software embedded in the Company’s products in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Costs incurred in the research, design and development of software embedded in products to be sold to customers are charged to expense until technological feasibility of the ultimate product to be sold is established. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Software development costs eligible for capitalization have not been significant to date.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar (dollar). The functional currency of the Company’s subsidiaries in Belgium and Germany is the Euro and China is the Renminbi. Accordingly, the assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Revenue and expense accounts generally are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive loss as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are included in interest and other expense on the consolidated statements of income and to date have not been material.

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

Revenue Recognition

The Company recognizes product revenue upon shipment, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable and collection of the resulting receivable is probable. Generally, the Company’s product arrangements are multiple-element arrangements, including services, such as installation and training and multiple products. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, based on the terms and conditions of the product arrangements, the Company believes that these services and undelivered products can be accounted for separately from the delivered product element as the Company’s delivered product has value to its customers on a stand-alone basis and the Company has objective and reliable evidence of the fair value of such services and undelivered products based on the consistency of prices charged when these elements are sold separately. Accordingly, service revenue representing the fair value of services not yet performed at the time of product shipment is deferred and recognized as such services are performed. The fair value of the undelivered products is also deferred at the time of product shipment and recognized when these products are delivered. The undelivered elements of service to be performed and products to be delivered are all probable, perfunctory in nature and under the Company’s control. The residual revenue under the product arrangement is recognized as product revenue upon shipment. There is no customer right of return in the Company’s sales agreements.

The Company recognizes product revenue upon the completion of installation for shipments that require more than perfunctory obligations at the time of shipment, specifically for certain of its digital imaging systems. A provision is made at that time for estimated warranty costs to be incurred.

Service revenues primarily consist of amounts recorded under service and maintenance contracts and repairs not covered under warranty, installation and training revenues, shipping and handling costs billed to customers, as well as fee-per-scan revenues. Service and maintenance contract revenues are recognized ratably over the term of the contract. Other service revenues are recorded when the services are completed.

Although the Company’s products contain operating and application software, the Company has determined that for all of its products, except for those recently obtained with the acquisition of R2 Technology, Inc., the software element is incidental in accordance with AICPA SOP 97-2, Software Revenue Recognition, (SOP 97-2) and EITF Issue No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The Company has determined that the provisions of SOP 97-2 apply to revenue transactions for those products recently acquired from R2 Technology, Inc. SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multi-element arrangements is allocated to each element of the arrangement using the residual method based on the fair value of the undelivered elements. The Company’s determination of fair value of the undelivered elements in the multi-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so for an element not yet sold separately. The Company recognizes revenue on R2 product sales upon completion of installation at which time the only remaining undelivered element is Post Contract Support (PCS).

For multi-element arrangements where VSOE of fair value for Post Contract Support (PCS) has not been established, the Company would recognize revenue for the entire arrangement ratably over the contractual term of PCS. For multi-element arrangements where VSOE of fair value of PCS has been established, the Company recognizes revenue using the residual method at the time all other revenue recognition criteria have been met. Amounts attributable to PCS are recorded as deferred revenue and recognized ratably over the contractual term of PCS.

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. The Company records reimbursable out-of-pocket expenses in both maintenance and services revenues and as a direct cost of maintenance and services in accordance with EIFT Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF 01-14). For the fiscal 2006, 2005 and 2004, shipping and handling and reimbursable out-of-pocket expense were not material

Cost of Service and Other Revenues

Cost of service and other revenues primarily represents payroll and related costs associated with the Company’s professional services’ employees, consultants, infrastructure costs and overhead allocations, including depreciation and rent.

Stock-Based Compensation

At September 30, 2006, the Company has several stock-based employee compensation plans, which are more fully described in Note 9. During 2004, the FASB issued SFAS Statement No. 123(R), (SFAS 123(R)), Share-Based Payment, which is a revision of SFAS Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Option No. 25, (Option 25), Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach on SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted for fiscal years starting after June 15, 2005. As a result, the Company adopted SFAS 123(R) at the beginning of fiscal 2006 utilizing the “modified prospective” method. A “modified prospective” method is one in which compensation cost is recognized beginning with the adoption date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the adoption date and (b) based

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

on the requirements of SFAS 123 for all awards granted to employees prior to the adoption date of SFAS 123(R) that remain unvested on the effective date. As a result, the Company is recognizing compensation for the fair value of the unvested portion of options grants issued prior to the adoption of SFAS 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123. As a result the Company has applied an estimated forfeiture rate of between 9.4% and 10.6% in fiscal 2006 in determining the expense recorded in the Company’s consolidated statement of income.

Compensation expense related to employee stock options reduced both basic and diluted earning per share by $0.04 for fiscal 2006. These results reflect stock compensation expense of $3,560 and related tax benefit of $1,727 for fiscal 2006. No stock-based compensation expense was capitalized as part of inventory during the year ended September 30, 2006. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of September 30, 2006, there was $14,900 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized over a weighted average grant period of 3.38 years.

The Company has also recorded $391 of stock based compensation expense in fiscal 2006 for the fair value of restricted stock units (See Note 11 for further discussion). The restricted stock units have a weighted average grant date fair value of $46.38 and none were vested as of September 30, 2006.

As permitted by Statement No. 123, for periods prior to the beginning of fiscal 2006, the Company accounted for share-based payments to employees using Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for the granting of employee stock options. The following table illustrates the effect on net income and net income per share if the fair value based method had been applied to the prior periods:

	Years ended
	September 24, 2005	September 25, 2004
Net income as reported	$28,256	$12,164
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(9,614)	(3,563)

Pro forma net income	$18,642	$8,601

Diluted net income per share, as reported	$0.63	$0.29
Pro forma diluted net income per share	$0.41	$0.20
Weighted-average remaining contractual life of options outstanding	6.56 years	6.70 years

Effective with the adoption of SFAS 123 (R) , the Company has elected to use a bi-nomial lattice model to determine the weighted average fair value of options, rather than the Black-Scholes model. The Company considered a number of factors to determine the fair value of options including the advice of an outside valuation advisor and the advisor’s model.

The Company had used the Black-Scholes option pricing model to determine the weighted average fair value of options prior to adopting SFAS 123 (R). The weighted average fair value of options granted during the fiscal year end 2006, under the binomial valuation method, were $19.54. The weighted average fair value of options granted during the years ended 2005 and 2004, under the Black-Scholes valuation method, were $7.14

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

and $4.46, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Years ended
	September 30, 2006	September 24, 2005	September 25, 2004
Risk-free interest rates	4.6%	3.7%	2.9%
Expected dividend yield	—	—	—
Expected life (in years)	4.7	4.5	4.0
Expected volatility	55.0%	61.0%	70.0%

The assumptions used to calculate the pro forma disclosure for shares purchased under the Employee Stock Purchase Plan for the fiscal years 2005 and 2004 are as follows:

	Years ended
	September 24, 2005	September 25, 2004
Risk-free interest rates	2.3%	2.8%
Expected dividend yield	—	—
Expected life (in years)	0.5	0.5
Expected volatility	39.7%	61.4%

The Employee Stock Purchase Plan was terminated in fiscal 2005.

Net Income Per Share

Basic and diluted net income per share is presented in conformity with SFAS No. 128, Earnings per Share. Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Dilutive net income per share in 2006, 2005 and 2004 includes the effects of all dilutive, potentially issuable. common shares using the treasury stock method.

Basic and diluted weighted average common shares for fiscal years 2006, 2005, and 2004 are as follows:

	Years ended
	September 30, 2006	September 24, 2005	September 25, 2004
Basic weighted-average common shares outstanding	46,512	42,824	40,516
Weighted-average common equivalent shares	2,108	2,302	2,077

Diluted weighted-average common shares outstanding	48,620	45,126	42,593

Dilutive weighted-average shares outstanding do not include 285, 133 and 1,335 common-equivalent shares for fiscal years 2006, 2005 and 2004, respectively, as their effect would have been antidilutive. Dilutive weighted-average shares outstanding also excludes 51 unvested shares for fiscal 2006, as their effect would have been anti-diluting.

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

Product warranty activity for the years ended September 30, 2006 and September 24, 2005 is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired Reserves	Write- Offs/ Payments	Balance at End of Period
Period end:
September 30, 2006	$6,674	$6,020	$941	$(4,648)	$8,987
September 24, 2005	$4,528	$8,549	$—	$(6,403)	$6,674

Restructuring Accrual

Workforce reduction

As of the dates of acquisition of AEG Elektrofotografie GmbH and R2 Technology, Inc. (R2) (see Note 3), management of the Company began assessing and formulating a plan to involuntarily terminate certain employees of the acquired companies. In the fourth quarter of fiscal 2006, the Company finalized and approved a headcount reduction plan under which the Company terminated 53 manufacturing and administrative personnel and 21 manufacturing and administrative personnel of the acquired AEG Elektrofotografie subsidiaries in Germany and United States, respectively. In the fourth quarter of fiscal 2006, the Company also finalized and approved a headcount reduction plan under which the Company terminated 58 personnel of R2 across all functional areas of the acquired entity. The reduction plans resulted in a liability for costs associated with an employee severance arrangement of approximately $2,584 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The cost was included in the respective purchase price allocations. The Company has made payments totaling $1,048 through September 30, 2006 and anticipates all remaining amounts to be paid in fiscal 2007.

Lease charges

In conjunction with the acquisition of R2 (see Note 3), the Company recorded a liability for lease abandonment costs of $312 related to lease payments on leased facilities in Santa Clara, California. The costs were included in the respective purchase price allocations in accordance with EITF Issue No. 95-3. The Company has made no payments related to this liability as of September 30, 2006 but anticipates paying the full amount in fiscal 2007.

Advertising Costs

Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $5,003, $4,000 and $4,479 for fiscal 2006, 2005 and 2004, respectively, and were included in selling and marketing expense in the Consolidated Statements of Income.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Account Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

SFAS No. 109 (SFAS 109), Accounting for Income Taxes. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in SFAS 109 (i.e., a likelihood of occurrence greater than 50 percent).

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statue of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions.

In addition, FIN 48 will require expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period.

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

The Company is currently evaluating the impact of the adoption of FIN 48, but does not believe the adoption will have a material impact on its results of operation or financial position.

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

On September 15, 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements, SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

at fair value, the information used to fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is not permitted. Therefore, the Company will adopt SFAS 157 in fiscal 2009, which commences on September 28, 2008. The Company is currently evaluating the impact of the adoption of SFAS 157, but does not believe the adoption will have a material impact on its results of operation or financial position.

On September 29, 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 31, 2006 for public entities, which would be the year ending September 29, 2007 for the Company. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ended after December 15, 2008, which would be the year ending September 27, 2009 for the Company. The Company is currently evaluating the impact of the adoption of SFAS 157, but does not believe the adoption will have a material impact on its results of operation or financial position.

On September 13, 2006, the SEC staff published SAB No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 does not change the SEC staff’s previous positions in SAB 99, Materiality, regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 acknowledges the existing diversity in practice in this area and discusses techniques commonly used to accumulate and quantify misstatements. The “rollover” method used by some companies and auditors quantifies a misstatement based on the effects of correcting the misstatement existing in the current period income statement. The “iron curtain” method quantifies a misstatement based on the effects of correcting the misstatement in the balance sheet at the end of the current period, regardless of the misstatement’s period of origin. The SEC staff does not believe exclusive reliance on one method biased toward either the income statement of the balance sheet is appropriate. The staff believes that registrants and auditors must quantify the effects on the current year financial statements of correcting all misstatements, including both carryover and reversing effects of uncorrected prior year misstatements. After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a registrant’s financial statements must be adjusted. SAB 108 is effective for fiscal years ending after November 15, 2006, which is the year ending September 29, 2007 for the Company. The Company is not aware of any prior year uncorrected errors that would be effected by this statement.

3.	Business Combinations

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

The aggregate purchase price for AEG was approximately $31,300 (subject to adjustment) consisting of EUR $24,100 in cash and 110 shares of Hologic Common Stock valued at $5,300, and approximately $1,900 for acquisition related fees and expenses. The Company determined the fair value of the shares issued in connection with the acquisition in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. These 110 shares are subject to contingent put options pursuant to which the holders have the option to resell the shares to the Company during a period of one year following the completion of the acquisition if the closing price of the Company’s stock falls and remains below a threshold price. The repurchase price would be the closing price of the Company’s common stock on the date of exercise. The Company’s maximum aggregate obligation under these put options would be approximately $4,100 if the put option were exercised for all the shares covered by those options and the closing price of our common stock on the date of exercise equaled the maximum threshold price permitting the exercise of the option. No shares were subject to the put option as of September 30, 2006 as the Company’s stock price was in excess of the minimum value.

The acquisition also provides for a one-year earn out of EUR 1,700 (approximately $2,000 USD) which will be payable in cash if AEG calendar year 2006 earnings, as defined, exceeds a pre-determined amount. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration represents additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. The components and allocation of the purchase price, consists of the following approximate amounts:

Net tangible assets acquired as of May 2, 2006	$23,700
In-process research and development	600
Developed technology and know how	1,900
Customer relationship	800
Trade name	400
Deferred income taxes	(3,000)
Goodwill	6,900

Estimated Purchase Price	$31,300

The purchase price allocation above has been revised from that included in the Company’s Form 10-Q for the period ended June 24, 2006, to decrease the net tangible asset acquired and increased the deferred income tax liability with a corresponding increase to goodwill for both. The decrease to the net tangible assets primarily

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

relates to an increase in the Company’s liability for restructuring in accordance with EITF 95-3, Recognition of Liabilities in connection with a Purchase Business Combination. The increase in deferred tax liabilities is a result of the Company’s finalization of tax attributes acquired.

The Company has begun to implement a plan to restructure certain of AEG’s historical activities. The Company recorded a liability of approximately $2,100 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees under this plan and approximately $1,000 has been paid as of September 30, 2006. The Company believes this plan will be finalized within one year from the acquisition date and will record any additional liabilities at such time resulting in an increase to goodwill.

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

The Company had an existing relationship with AEG as a supplier of inventory items. The supply agreement was entered into in prior years at arm’s length terms and conditions. No minimum purchase requirements exist and the pricing was consistent with other vendor agreements. Additionally, the Company had previously advanced AEG $1,000 of which $700 remained outstanding as of the date of acquisition.

Acquisition of R2 Technology, Inc.

On July 13, 2006, the Company completed the acquisition of R2 Technology, Inc., pursuant to an Agreement and Plan of Merger dated April 24, 2006. The results of operations for R2 have been included in the Company’s consolidated financial statements from the date of acquisition as part of its Mammography business segment. R2 Technology, located in Santa Clara, California, develops and sells computer-aided detection technology and products (CAD), an innovative technology that assists radiologists in the early detection of breast cancer.

The aggregate purchase price for R2 of approximately $220,600 (subject to adjustment) consisting of approximately 4,400 shares of Hologic Common Stock valued at $205,500, cash paid of $6,900, debt assumed of $5,700 and approximately $2,500 for acquisition related fees and expenses. The Company determined the fair value of the shares issued in connection with the acquisition in accordance with EITF Issue No. 99-12,

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The components and allocation of the purchase price, consists of the following approximate amounts:

Net tangible assets acquired as of July 13, 2006	$800
In-process research and development	10,200
Developed technology and know how	39,500
Customer relationship	15,700
Trade name	3,300
Order Backlog	800
Deferred income taxes	4,400
Goodwill	145,900

Estimated Purchase Price	$220,600

The Company has begun to assess and formulate a plan to restructure certain of R2’s historical activities. As of the acquisition date the Company recorded a liability of approximately $798 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees and loss related to the abandonment of certain lease space under this plan of which approximately $46 has been paid as of September 30, 2006. The Company believes this plan will be finalized within one year from the acquisition date and will record any additional liabilities at such time resulting in an increase to goodwill. The final purchase price allocations will be completed within one year of the acquisition and any adjustments are not expected to have a material impact on the Company’s financial position or results of operation.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer relationships, trademarks and developed technology had separately identifiable values. Customer relationships represent R2’s strong active customer base, dominant market position and strong partnership with several large companies. Trademarks represent the R2 product names that the Company intends to continue to use. Developed technology represents currently marketable purchased products that the Company continues to resell as well as utilize to enhance and incorporate into the Company’s existing products.

The estimated $10,200 of purchase price allocated to in-process research and development projects primarily related to R2s Digital CAD products. The projects are expected to add direct digital algorithm capabilities as well as a new platform technology to analyze images and breast density measurement. The project is approximately 20% complete and the Company expects to spend approximately $3,100 over the year to complete.

The deferred income tax asset relates to the tax effect of acquired net operating loss carry forwards that the Company believes are realizable partially offset by acquired identifiable intangible assets, and fair value adjustments to acquired inventory as such amounts are not deductible for tax purposes.

Acquisition of Suros Surgical Systems, Inc.

On July 27, 2006, the Company completed the acquisition of Suros Surgical Systems, Inc., pursuant to an Agreement and Plan of Merger dated April 17, 2006. The results of operations for Suros have been included in the Company’s consolidated financial statements from the date of acquisition as part of its Mammography business segment. Suros Surgical, located in Indianapolis, Indiana, develops, manufactures and sells minimally invasive interventional breast biopsy technology and products for biopsy, tissue removal and biopsy site marking.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The aggregate purchase price for Suros of approximately $248,000 (subject to adjustment) consisted of 2,300 shares of Hologic Common Stock valued at $106,500, cash paid of $139,000, and approximately $2,600 for acquisition related fees and expenses. The Company determined the fair value of the shares issued in connection with the acquisition in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The components and allocation of the purchase price, consists of the following approximate amounts:

Net tangible assets acquired as of July 27, 2006	$12,000
In-process research and development	4,900
Developed technology and know how	46,000
Customer relationship	17,900
Trade name	5,800
Deferred income taxes	(21,300)
Goodwill	182,800

Estimated Purchase Price	$248,100

The acquisition also provides for a two-year earn out. The earn-out will be payable in two annual cash installments equal to the incremental revenue growth in Suros’ business in the two years following the closing. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration represents additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer lists, trademarks and developed technology had separately identifiable values. Customer relationships represents Suros large installed base that are expected to purchase disposable products on a regular basis. Trademarks represent the Suros product names that the Company intends to continue to use. Developed technology represents currently marketable purchased products that the Company continues to resell as well as utilize to enhance and incorporate into the Company’s existing products.

The estimated $4,900 of purchase price allocated to in-process research and development projects primarily related to Suros’ Disposable products. The projects are of various stages of completion and include next generation handpiece and site marker technologies. The Company expects that these projects will be completed during fiscal 2007.

The deferred income tax liability relates to the tax effect of acquired identifiable intangible assets, and fair value adjustments to acquired inventory as such amounts are not deductible for tax purposes, partially offset by acquired net operating loss carry forwards that the Company believes are realizable.

For all of the acquisitions discussed above, goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of each AEG, R2 and Suros resulted in the recognition of goodwill primarily because of synergies unique to the Company and the strength of its acquired workforce.

Supplemental Pro-forma Information

The following unaudited pro forma information presents the consolidated results of operations of the Company, R2 and Suros as if the acquisitions had occurred at the beginning of each of fiscal 2006 and 2005,

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing and certain other adjustments together with related tax effects:

(in thousands except per share data)	2006	2005
Net revenue	$520,070	$348,692
Net income	25,843	2,117
Net income per share—basic	$0.50	$0.04
Net income per share—assuming dilution	$0.48	$0.04

The $15,100 charge for purchased research and development that was a direct result of the transaction is excluded from the unaudited pro forma information above. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisitions of both R2 and Suros occurred at the beginning of the periods presented.

4.	Acquisition of Intangible Assets

On September 29, 2005, pursuant to an Asset Purchase Agreement between the Company and Fischer Imaging Corporation (Fischer) (the Purchase Agreement), dated June 22, 2005, the Company acquired the intellectual property and customer lists relating to Fischer’s mammography business and products for $26,900 in cash and cancellation of the principal and interest outstanding under a $5,000 secured loan previously provided by Hologic to Fischer.

The aggregate purchase price for the Fischer intellectual property and customer lists was approximately $33,000, which includes approximately $1,000 related to direct acquisition costs. In accordance with Emerging Issues Task Force Issue No. 98-3, Determining Whether a Non-monetary Transaction Involved Receipt of Productive Assets or of a Business, the Company determined the acquisition does not qualify as an acquisition of a business and in accordance with SFAS No. 141 and SFAS No. 142, the purchase price has been allocated to the acquired assets of Fischer based on their fair value.

As part of the purchase price allocation, all intangible assets that are a part of the acquisition were identified and valued. It was determined that technology assets and customer lists had separately identifiable values. As a result of this identification and valuation process, the Company allocated approximately $4,200 of the purchase price to in-process research and development projects related to Fischer’s digital mammography product. This allocation represented the estimated fair value assuming these projects were completed based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future use. The Company does not intend to complete these projects. Accordingly, these costs were expensed as of the acquisition date.

In addition, the Company allocated approximately $23,200 and $5,600 to developed technology and customer lists, respectively through the application of the income approach to determine the fair value of the acquired assets. Developed technology represents patented and unpatented technology and know-how related to the Fischer digital mammography and breast biopsy systems. Developed technology is expected to be amortized over a period of 12.5 years. Customer lists represent established relationships with customers, which provides a ready channel for the sale of additional products and services. Customer lists are expected to be amortized over a period of 8.5 years.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The aggregate purchase price of approximately $33,000 including acquisition costs was allocated as follows:

Customer lists	$5,600
Developed technology and know-how	23,218
In-process research and development	4,200

$33,018

The Company considered whether any contingencies were acquired, as the price paid was more than the fair market value of the intangible assets and determined none were acquired.

As a result of an FTC inquiry the Company sold all of the intellectual property acquired from Fischer relating to the Mammotest system, in the fourth quarter of fiscal 2006 for $6,500, subject to the Company’s retention of a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use that intellectual property. In connection with this sale the Company recorded an impairment charge of approximately $1,400 and a resulting net gain of approximately $5,100 from the proceeds on the sale.

5.	Credit Facilities

Credit Agreement

On September 25, 2006, the Company entered into an amended and restated $150,000 unsecured line of credit agreement (Credit Agreement) with Bank of America, N.A. and the other lenders party thereto (BOA). At the Company’s option, committed loans (as defined in the Credit Agreement) outstanding under the Credit Agreement will bear interest at a rate equal to (a) Eurodollar Rate—the British Bankers Association London Inter-Bank offered Rate for dollar deposits (“LIBOR”) plus the applicable margin (as defined in the Credit Agreement, which margins ranges from 0.625% to 1.00% depending on the Company’s consolidated leverage ratio) or (b) Base Rate—the higher of the (i) the Bank of America prime rate and (ii) the Federal Funds rate plus 0.50% (the “Base Rate”). The Credit Agreement includes financial covenants requiring the Company to maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum consolidated interest coverage ratio of 3.00:1.00. The Credit Agreement also contains events of default that permit the acceleration of the loans and the termination of the Credit Agreement, including, but not limited to, payment default under the Credit Agreement and cross-default under certain other indebtedness, the breach of certain covenants, the entry of material judgments, and the occurrence of bankruptcy, insolvency of change of control events. Certain of these clauses have been determined to represent subjective acceleration clauses. There is no requirement to maintain a lock-box arrangement with the BOA. There was approximately $55,000 outstanding under this agreement as of September 30, 2006 with a weighted average interest rate of 6.14%. Unused borrowing availability under the credit agreement is subject to a fee ranging from 0.12% to 0.20%, as defined. Interest expense incurred under this line of credit totaled $738 in fiscal 2006. The Company was in compliance with its financial covenants as of September 30, 2006 and did not consider any of the subjective acceleration clause to be probable of occurring. Borrowings under the Credit Agreement are scheduled to mature on September 24, 2011. As of September 30, 2006, the Company had $95,000 available for future borrowings under the Credit Agreement.

European Line of Credit

The Company maintains an unsecured line of credit with a bank for the equivalent of $3,000, which bears interest at the Europe Interbank Offered Rate (3.42% at September 30, 2006) plus 1.50%. There were no amounts

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

outstanding during 2006 and 2005. The borrowings under this line are primarily used by the Company’s European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days’ notice. There were no borrowings outstanding under the line of credit during 2006, 2005, or 2004. No interest expense was incurred for fiscal 2006, 2005 and 2004 on this line of credit.

Debt

In connection with the acquisition of AEG, the Company assumed certain of AEG’s existing debt aggregating $9,084 as of September 30, 2006. The terms of the agreements have various maturities ranging from July 1, 2007 through March 15, 2011. Outstanding borrowings have a weighted average interest rate of 5.82%. Interest expense incurred under these debt agreements totaled $309 in fiscal 2006.

Future debt principal payments under these debt arrangements are approximately as follows:

Fiscal 2007	$2,921
Fiscal 2008	1,034
Fiscal 2009	1,034
Fiscal 2010	1,034
Fiscal 2011	1,034
Thereafter	2,027

Total	$9,084

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

6.	Derivative Financial Instruments and Hedging Agreements

Interest rate swaps

In connection with the debt assumed from the AEG acquisition (see Notes 3 and 5), the Company has in place, interest rate swap contracts with a total notional value of 6,000 euros (approximately $7,600 U.S. dollars at September 30, 2006). These interest rate swaps are used to convert the floating interest-rate component of certain debt obligations to fixed rates. Maturity dates coincide with those of the outstanding hedged debt agreements of July 2010 and December 2010. These agreements do not qualify for hedge accounting under Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and thus are marked to market each reporting period with the change in fair value recorded to other income (expense), net in the accompanying consolidated statements of income. The fair value of the interest rate swaps was $33 as of September 30, 2006.

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

Forward Contracts

Also in connection with the AEG acquisition, the Company assumed certain foreign currency forward contracts to hedge, on a net basis, the foreign currency fluctuations associated with a portion of the AEG’s assets and liabilities that are denominated in the US dollar, including inter-company accounts. Inter-company transactions are denominated in the functional currency of our foreign subsidiary in order to centralize foreign exchange risk in the parent company in the United States. Increases or decreases in our foreign currency exposures are partially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. The terms of these forward contracts are of a short-term nature (6 to 12 months). The Company does not use forward contracts for trading or speculative purposes. The forward contracts are not designated as cash flow or fair value hedges under SFAS No. 133 and do not represent effective hedges. All outstanding forward contracts are marked to market at the end of the period and recorded on the balance sheet at fair value in other current assets and other current liabilities. The changes in fair value from these contracts and from the underlying hedged exposures are generally offsetting and are recorded in other income, net in the accompanying Consolidated Statements of Income.

The change in fair value of these outstanding contracts through September 30, 2006 resulted in recognition of an unrealized gain of $263, and is included in other income in the accompanying statement of income.

At September 30, 2006, the Company had 24 outstanding forward exchange contracts to exchange an aggregate $8,150 US dollars for Euros. The forward foreign exchange contracts mature during the first two quarters of fiscal 2007 and had a book value that approximated fair value.

7.	Pension and Other Employee Benefits

In conjunction with the May 2, 2006 acquisition of AEG, the Company assumed a certain defined benefit pension plans covering the employees of the AEG German subsidiary (Pension Benefits). The Company is required to account for these Pension Benefits in accordance with SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87), which requires that amounts recognized in the financial statements be determined on an actuarial basis.

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The tables below provide a reconciliation of benefit obligations, plan assets, funded status, and related actuarial assumptions of the Company’s German Pension Benefits.

Change in Benefit Obligation	Pension Benefits
(In thousands)	September 30, 2006
Benefit obligation at acquisition date (May 2, 2006)	$8,635
Service cost	1
Interest cost	141
Plan participants’ contributions	—
Amendments	—
Actuarial loss (gain)	(677)
Divestitures	—
Foreign exchange	—
Benefits paid	(95)

Benefit obligation at end of year	$8,005

Funded Status—unrecognized components	Pension Benefits
(In thousands)	September 30, 2006
Funded status	$(8,006)
Unrecognized actuarial gain	(677)
Unrecognized transition obligation	—
Unrecognized prior service cost	—

Prepaid (accrued) benefit cost	$(8,683)

The table above reconciles the benefit obligation and the fair value of plan assets to the amounts recorded on the Company’s balance sheet due to certain items that are amortized over future periods rather than recognized in the current period.

Funded Status—amounts recognized on the Balance Sheet	Pension Benefits
(In thousands)	September 30, 2006
Prepaid benefit cost	$—
Accrued benefit liability	(8,683)
Intangible asset	—
Accumulated other comprehensive income	—

Prepaid (accrued) benefit cost	$(8,683)

Weighted-Average Year-End Benefit Obligation Assumptions	Pension Benefits
September 30, 2006
Discount rate	4.5%
Rate of compensation increase	0%

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The tables below outline the components of net periodic benefit cost and related actuarial assumptions of the Company’s German Pension Benefits plan.

Components of Net Periodic Benefit Cost	Pension Benefits
(In thousands)	2006
Service cost	$355
Interest cost	—
Expected return on plan assets	—
Amortization of prior service cost	—
Recognized net actuarial loss/ (gain)	(1)
Net periodic benefit cost	$354

Weighted-Average Net Periodic Benefit Cost Assumptions	Pension Benefits 2006
Discount rate	4.5%
Expected return on plan assets	0%
Rate of compensation increase	0%

The projected benefit obligationfor the German Pension Benefits plans with projected benefit obligations in excess of plan assets was $8,000 September 30, 2006 and the accumulated benefit obligation for the German Pension Benefits plans was $8,700 at September 30, 2006.

There also exists the obligation to pay long-term service awards benefits. The projected benefit obligation for long-term service awards was $489 at September 30, 2006.

The table below reflects the total Pension Benefits expected to be paid from the plans.

Pension Benefits
2007	$255
2008	295
2009	304
2010	310
2011	327
2012-2016	1,934

The Company also maintains additional contractual pension benefits for its top German executive officers in the form of a defined contribution plan. Contributions in fiscal 2006 were $83.

8.	Income Taxes—

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The provision (benefit) for income taxes in the accompanying consolidated statements of income consists of the following:

	Years ended
	September 30, 2006	September 24, 2005	September 25, 2004
Federal:
Current	$26,164	$5,153	$250
Deferred	(3,540)	18	—

	22,624	5,171	250

State:
Current	4,240	987	175
Deferred	(630)	(153)	—

	3,610	834	175

Foreign:
Current	196	434	338
Deferred	(630)	—	—

	(434)	434	338
	$25,800	$6,439	$763

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Years ended
	September 30, 2006	September 24, 2005	September 25, 2004
Income tax provision at federal statutory rate	35%	35%	35.0%
Increase (decrease) in tax resulting from:
Change in valuation allowance	1.3	(17.9)	(26.3)
Release of tax reserves	—	(2.2)	—
State tax provision, net of federal benefit	4.0	3.1	0.9
Tax Credits	(0.2)	(0.1)	(3.9)
In process research and development	10.3	—	—
Permanent differences	(1.7)	0.5	1.4
Other	(0.2)	0.2	(1.2)

	48.5%	18.6%	5.9%

The components of domestic and foreign income before the provision for income taxes are as follows:

	Years ended
	September 30, 2006	September 24, 2005	September 25, 2004
Domestic	$54,542	$33,662	$11,489
Foreign	(1,319)	1,033	1,438

	$53,223	$34,695	$12,927

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The components of the net deferred tax asset recognized in the accompanying Consolidated Balance Sheets are as follows:

	September 30, 2006	September 24, 2005
Deferred tax assets
Net operating loss carryforwards	$53,447	$17,380
Nondeductible accruals	1,858	1,580
Nondeductible reserves	6,070	4,065
Other temporary differences	3,074	1,044
Research credit	3,503	908

	$67,952	$24,977
Deferred Tax Liabilities
Depreciation and amortization	(67,560)	(8,553)

	$392	$16,424
Valuation allowance	(10,486)	(11,872)

	($10,094)	$4,552

The Company generated significant tax loss carryforwards during fiscal 2001 and 2000, which may be carried forward for 17 and 16 years, respectively. Under SFAS No. 109, the Company can only recognize a deferred tax asset for future benefit of its tax loss carryforward to the extent that it is “more likely than not” that these assets will be realized. The Company has a valuation allowance against a portion of its remaining potential deferred tax assets. The valuation allowance primarily relates to federal and state operating net losses acquired from Suros and R2, for which realization is uncertain.

In determining the realizability of these assets, the Company considers numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. The Company believes that its net deferred tax asset as of September 30, 2006 is more likely than not realizable. In fiscal 2006 the Company released valuation allowance on net operating losses generated by excess stock deductions expected to be utilized on the fiscal 2006 US tax return. The approximately $10,624 of tax benefit associated with these net operating losses was recorded as an increase to additional paid in capital. Additionally, the Company recorded an increase of approximately $8,200 to its valuation allowance against certain federal and state net operating losses acquired in the Suros and R2 acquisitions. This increase in NOL was accounted for in the business combination. The remaining change in valuation allowance is attributable to the increase in valuation allowance on certain state tax assets generated in 2006. The Company believes it is more likely than not that these state tax assets will not be realized.

In addition to the $10,624 discussed above, the Company also recorded a $17,284 increase to additional paid in capital related to the excess tax benefit of stock options exercised in the current year. The total increase to additional paid in capital, recorded in 2006, related to the excess tax benefit of stock options is $27,908.

The following table summarizes the expiration periods of the net operating loss and credit carryforwards:

	Period of Expiration
	2010-2015	2016-2020	2021-2025	Total
Net operating loss	$7,283	$55,665	$71,248	$134,196
R&D credit	$647	$1,295	$1,560	$3,502

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

	Year of Expiration
	2009	2010	2011	No expiration	ITC Total	Total Credits
MA ITC credit	$51	$61	$33	$183	$328	$3,830

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

The American Jobs Creation Act of 2004 (the “Act”) introduced a special one-time dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The President signed the Act into law on October 22, 2004. Even in light of the Act, the Company did not provide for U.S. income taxes on earnings of the Company’s subsidiaries outside of the U.S. The Company’s current intention is to reinvest the total amount of the Company’s approximately $1,100 of unremitted earnings permanently or repatriate the earnings only when tax-effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

9.	Common Stock

Stock Option Plans

The Company’s 1994 Stock Option Plan (the 1994 Plan) and the 1995 Stock Option Plan (the 1995 Plan), both of which were originally adopted by Fluoroscan and assumed by the Company upon its combination with Fluoroscan, are administered by the Board of Directors. As of September 30, 2006, the Company had no shares available for future grant under this plan.

In June 1995, the Board of Directors adopted the 1995 Combination Stock Option Plan (the 1995 Combination Plan), pursuant to which the Company is authorized to issue 2,200 options to purchase shares of common stock. Under the terms of the 1995 Combination Plan, the Company may grant employees either incentive stock options or nonqualified stock options to purchase shares of the Company’s common stock at a price not less than the fair market value at the date of grant. In addition, the Company may grant nonqualified options to other participants, such as consultants and advisors. As of September 30, 2006, the Company had no shares available for future grant under this plan.

The Company’s 1990 Nonemployee Director Stock Option Plan (the Directors’ Plan) allowed for eligible directors to receive options to purchase 20 shares of common stock upon election as a director. The options vest ratably over a five-year period. In addition, eligible directors were entitled to annual option grants to purchase 16 shares of common stock, which vest after six months. Option grants under the Directors’ Plan were made at not less than fair market value on the date of grant. As of September 30, 2006, the Company had no shares available for future grant under this plan.

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

In March 1999, the Board of Directors adopted the 1999 Equity Incentive Plan (the 1999 Plan), pursuant to which the Company is authorized to issue 600 shares, plus an annual increase, as defined, on the first day of each fiscal year following the adoption of the 1999 Plan. Effective September 28, 2004 and September 25, 2005, the Board of Directors increased the number of shares available by 1,000 shares each year bringing the total shares available for issuance from 4,660 to 6,660. Under the terms of the 1999 Plan, the Company may grant employees either incentive stock options or nonqualified stock options. In addition, the Company may grant non-employee director’s nonqualified stock options. The exercise price of the options granted under this plan may not be less than the fair market value of the Company’s stock on the date on which the option was granted. As of September 30, 2006, the Company had 32 shares available for future grant under this plan. On October 30, 2006 the Board of Directors increased the number of shares available by 1,000 bringing the total shares available for issuance to 7,660.

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

Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The following table summarizes all stock award activity under all of the plans for the three years in the period ended September 30, 2006:

	Number of Shares	Per Share Exercise Price	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 27, 2003	6,456	$0.91 – 22.13	$4.43
Granted	1,987	6.57 – 11.50	8.20
Terminated	(416)	0.97 – 15.49	5.98
Exercised	(1,176)	0.91 – 7.94	3.91	$6,455

Outstanding at September 25, 2004	6,851	1.59 – 22.13	5.52
Granted	1,060	9.02 – 26.44	13.47
Terminated	(129)	2.06 – 18.34	8.37
Exercised	(3,077)	1.59 – 15.29	4.99	$38,925

Outstanding at September 24, 2005	4,705	1.97 – 26.44	7.58
Granted	1,006	26.38 – 55.27	41.03
Terminated	(66)	2.50 – 53.67	14.06
Exercised	(1,426)	1.97 – 27.73	7.41	$50,713

Outstanding at September 30, 2006	4,219	$1.97 – 55.27	$15.12	$120,030

Exercisable at September 30, 2006	2,443	$1.97 – 37.92	$7.57	$87,836

Exercisable at September 24, 2005	3,069	$1.97 – $26.44	$7.42

Exercisable at September 25, 2004	3,729	$1.59 – $22.13	$4.52

Vested and expected to vest at September 30, 2006 (1)	3,894

Available for Grant at September 30, 2006	32

(1)	This represents the number of vested stock options as of September 30, 2006 based on the unvested outstanding options at September 30, 2006 adjusted for estimated forfeitures.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The table below provides the range of exercise prices for options outstanding and options exercisable at September 30, 2006 however, the table excludes restricted stock units issued in fiscal 2006 for 54 shares of common stock with a weighted average exercise price of $46.38:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$ 1.97–$ 2.89	210	4.44	$2.59	210	$2.59
$ 2.94–$ 3.84	155	5.06	3.55	111	3.44
$ 3.88–$ 5.75	868	5.62	4.90	848	4.90
$ 5.76–$ 7.13	930	7.00	7.04	392	7.01
$ 7.15–$10.18	790	4.24	9.71	728	9.72
$10.42–$13.31	47	8.10	12.42	12	12.36
$13.60–$18.48	99	8.41	17.30	20	14.41
$18.56–$27.73	337	9.01	25.69	102	23.79
$28.15–$41.57	138	9.30	36.04	20	35.87
$42.12–$55.27	591	9.65	46.47	0	0

$ 1.96–$55.27	4,165	6.65	$15.12	2,443	$7.57

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

A summary of the status of the Company’s Restricted Stock Units and the Company’s only non-vested shares, as of September 30, 2006, and changes during the year ended September 30, 2006, is presented below:

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 25, 2005	—	$—
Granted.	54	46.38
Vested	—	—
Forfeited	—	—
Non-vested at September 30, 2006	54	$46.38

As of September 30, 2006, there was $ 2,344 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

As of September 30, 2006, the Company had $24,100 of excess tax benefits available for potential deferred tax write-offs related to option accounting.

Employee Stock Purchase Plan

The Company had an Employee Stock Purchase Plan (the ESP Plan) in compliance with Section 423 of the Internal Revenue Code. Employees who have completed three consecutive months, or two years, whether or not

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

consecutive, of employment with the Company or any of its participating subsidiaries are eligible to participate in the ESP Plan. The ESP Plan allowed participants to purchase common stock of the Company at 85% of the fair market value, as defined. During the fiscal years ended September 24, 2005 and September 25, 2004 the Company issued 47 and 64 shares, respectively, under the ESP Plan. On February 28, 2005, the Board of Directors approved to discontinue the ESP Plan effective on July 1, 2005.

Rights Agreement

On September 17, 2002, the Board of Directors adopted a new shareholder rights plan (the 2002 Rights Plan) to replace the December 1992 Plan when it expired on December 31, 2002. In addition to certain other modifications, the 2002 Rights Plan uses preferred stock purchase rights rather than common stock purchase rights. To affect the 2002 Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of the Company’s common stock outstanding as of the close of business on December 31, 2002. Each right entitles the registered holder to purchase one-half of one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock (after taking into account the two-for-one stock split effected on November 30, 2005) at a purchase price of $30.00. The rights will be exercisable if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or announces a tender or exchange offer for 15% or more of the Company’s common stock. At such time, each holder of a right (other than the 15% holder) will thereafter have a right to purchase, upon payment of the purchase price of the right, that number of shares of the Company’s common stock, which have a market value of twice the purchase price of the right. The 2002 Rights Plan is designed to deter coercive or unfair takeover tactics and to ensure that all of the Company’s shareholders receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company.

10.	Profit Sharing 401(k) Plan

The Company has a qualified profit sharing plan covering substantially all of its employees. Contributions to the plan are at the discretion of the Company’s Board of Directors. The Company has recorded approximately $1,200, $977 and $692 as a provision for the profit sharing contribution for fiscal 2006, 2005 and 2004, respectively.

11.	Supplemental Executive Retirement Plan

Effective March 15, 2006, the Company adopted a Supplemental Executive Retirement Plan (the “SERP”), to provide non-qualified retirement benefits to a select group of senior management and highly compensated employees of the Company. The SERP is a deferred compensation plan for a select group of highly-compensated employees of the Company, including the executive officers. Eligible employees are entitled to elect to contribute up to 75% of their annual base salary and 100% of their annual bonus to the SERP. In addition, the Company has the discretion to make annual discretionary contributions on behalf of participants in the SERP. Each Company contribution is subject to a three year vesting schedule, such that each contribution is 1/3rd vested each year and is fully vested 3 years after the contribution is made. The Company contributions become fully vested upon death or disability of the participant or a change in control of the Company. Voluntary contributions made by the participant are 100% vested. As of September 30, 2006 the Company has not made any contributions to the SERP.

12.	Related Party Transactions

In fiscal 2000 and 2001, the Company loaned an officer an aggregate of $500, to be repaid quarterly through April 2006. In the event of a change in control, as defined, the amounts outstanding would be forgiven. The note was unsecured and beared interest at 7% per annum.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

In December 2002, the Compensation Committee of the Board of Directors approved a special bonus program to provide the officer with the funds necessary to pay the quarterly installments due under the loan discussed above. Under the special bonus program, for so long as the officer remained an officer of the Company and there are amounts remaining to be repaid under the loan, the Company paid the officer a special quarterly bonus equal to the amount due under the loan, including interest due, plus an additional payment equal to the taxes due as a result of the special bonus and such additional payment, such that the net-after-tax special quarterly bonus received by the officer equaled the principal and interest then due under the loan. During the years ended September 30, 2006 and September 24, 2005 the Company recognized $75 and $313, respectively, in bonus expense in connection with this program. As of January 1, 2006, the full amount of the loan had been repaid, and no further amounts will be paid to the officer under this program.

In May 2006, the Company entered into retention and severance agreements with certain executives that provide for retention payments in cash totaling $3,000 if these executives remain employed with the Company through December 31, 2008 (“Retention Date”). The Company has determined that it is probable that these amounts will be paid and therefore, is accruing these amounts ratably through the Retention Date. In addition, in connection with the retention and severance agreement, these executives were awarded 54 restricted stock units with an aggregate value of $2,500. These restricted stock units cliff vest on the Retention Date. These shares are excluded from the computation of basic earnings per share until the shares vest because the employee is not entitled to the reward of stock ownership. The Company is recording the $2,500 of stock based compensation, over the vesting period of the restricted stock. As a result, the Company recorded stock based compensation expense of $391 during the year ended September 30, 2006. The retention and severance agreement also provide these executives with certain cash payment and continuation of benefits, as defined, in the event of termination without cause.

In May 2006, the Company also entered into severance agreements with certain other key officers that provide for certain cash payments and continuation of benefits, as defined, in the event of termination without cause.

13.	Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased facilities under operating lease agreements that expire through fiscal 2022. The Company leases certain equipment under operating lease agreements that expire through fiscal 2015. As a result of the acquisitions of AEG, R2 and Suros, the Company assumed the obligation under their existing facility leases as well as for certain equipment lease agreements.

Substantially all of the Company’s lease agreements require the Company to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. In connection with the Company’s lease term for its headquarters and manufacturing facility facility in Danbury, Connecticut. The Company makes customary representations and warranties and agrees to certain financial covenants and indemnities. In the event the Company defaults on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. As of the end of fiscal 2006, the Company was not in default of any covenants contained in the lease.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Future minimum lease payments under all of the Company’s operating leases are approximately as follows:

Fiscal Years Ending	Amount
September 29, 2007	$6,855
September 27, 2008	6,419
September 26, 2009	6,032
September 25, 2010	5,670
September 24, 2011	5,398
Thereafter	37,095

Total (not reduced by minimum sublease rentals of $ 250)	$67,469

The Company subleases a portion of its Bedford facility and has received rental income of $290, $298 and $277 for fiscal years 2006, 2005 and 2004, respectively, which has been recorded as an offset to rent expense in the accompanying Statements of Income. Rental expense, net of sublease income, was approximately $5,785, $4,739, and $4,660 for fiscal 2006, 2005 and 2004, respectively.

The Company subleases a portion of its Newark, DE facility and received rental income of $1,600, $1,700 and $1,800 for fiscal 2006, 2005 and 2004, respectively, which has been recorded as an offset to rent expense in the accompanying Statements of Income. The future minimum annual rental income payments under these sublease agreements are approximately as follows:

Fiscal Years Ending	Amount
September 29, 2007	$1,545
September 27, 2008	1,531
September 26, 2009	1,531
September 25, 2010	1,531
September 24, 2011	1,531
Thereafter	5,488

Total	$13,157

The majority of this subrental income is from one tenant and per the terms of this subrental agreement, this income is being accounted for on a straight-line basis.

Purchase Obligations

In September 2005, the Company entered into an exclusive distribution and service agreement in the United States under which the Company will sell and service a line of extremity MRI systems. Per the terms of this contract, the Company has certain minimum purchase obligations through December 31, 2008 as follows:

Fiscal Years Ending	Amount
September 29, 2007	$15,220
September 27, 2008	15,100
September 26, 2009	3,902

Total	$34,222

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

These minimum purchase obligations represent the minimum obligations of the Company for the initial term of the agreement and are subject to renegotiation after the first eighteen- month period in the event of unforeseen changes in the market dynamics. The Company also has certain other minimum purchase obligations totaling $3,330 as of September 30, 2006 which are payable through fiscal 2008.

The Company also has outstanding two interest rate swap contracts that mature in 2010 and 24 foreign currency exchange agreements that mature in less than a year. Currently, these derivative instruments are in a net gain position which is of an immaterial nature.

Workforce subject to collective Bargaining Agreements

Approximately 200 of AEG’s German employees are represented by a Works Council and are subject to collective bargaining agreements. None of the Company’s other employees are subject to a collective bargaining agreement.

14.	Business Segments and Geographic Information

The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is the chief operating officer. Beginning in fiscal 2006, the Company combined its previously reported mammography and digital detector operating segments, to better reflect how the Company views its operations and manages its business. In fiscal 2006, the primary function of the digital detector business is to support the Company’s mammography product line. The Company now reports its business as three principal operating segments: mammography/breast care products, osteoporosis assessment products, and other products.

Identifiable assets for the three principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other assets as corporate assets. Inter-segment sales and transfers are not significant.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenues and operating income. Segment information for fiscal years 2006, 2005 and 2004 is as follows:

	Years ended
	September 30, 2006	September 24, 2005	September 25, 2004
Total revenues:
Mammography/Breast Care	$335,795	$189,313	$129,626
Osteoporosis Assessment	80,162	74,957	68,483
Other	46,723	23,414	30,596

	$462,680	$287,684	$228,705

Operating income (loss):
Mammography/Breast Care	$44,227	$17,460	$4,759
Osteoporosis Assessment	9,760	11,175	7,500
Other	(3,648)	3,996	327

	$50,339	$32,631	$12,586

Depreciation and amortization:
Mammography/Breast Care	$10,857	$4,756	$4,115
Osteoporosis Assessment	2,952	2,459	3,011
Other	2,322	359	463

	$16,131	$7,574	$7,589

Capital expenditures:
Mammography/Breast Care	$7,769	$4,458	$4,370
Osteoporosis Assessment	5,221	3,241	2,817

	$12,990	$7,699	$7,187

Identifiable assets:
Mammography/Breast Care	$576,832	$64,414
Osteoporosis Assessment	11,248	9,278
Other	59,063	8,801
Corporate	209,062	197,346

	$856,205	$279,839

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America during fiscal 2006, 2005 and 2004 totaled approximately $109,749, $76,126 and $68,651, respectively.

Transfers between the Company and its European subsidiaries generally are recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:

	Years ended
	September 30, 2006	September 24, 2005	September 25, 2004
Europe	17%	19%	21%
Asia	7	10	11
All others	4	4	7

	28%	33%	39%

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

15.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2006	September 24, 2005
Accrued compensation and employee benefits	$26,239	$10,143
Accrued commissions	9,373	3,569
Accrued income taxes	3,445	447
Accrued warranty	8,820	6,674
Other accrued expenses	11,135	4,404

	$59,012	$25,237

16.	Litigation and Other Matters

In March 2005, the Company was served with a Complaint filed on November 12, 2004 by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that the Company’s HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff is seeking to preliminarily and permanently enjoin the Company from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, the Company filed an Answer and Counterclaims in response to the Complaint in which the Company denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. On October 28, 1998, the plaintiff had previously sued Lorad, asserting, among other things, that Lorad had misappropriated the plaintiff’s trade secrets relating to the HTC Grid. This previous case was dismissed on August 28, 2000. The dismissal was affirmed by the Appellate Court of the State of Connecticut, and the United States Supreme Court refused to grant Certiorari. The Company does not believe that it infringes any valid or enforceable patents of the plaintiff and intends to vigorously defend its interests. As such, no amounts have been accrued related to this matter as of September 30, 2006.

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

As part of the consent agreement, the Company agreed to sell, subject to FTC approval, all of the intellectual property relating to Fischer’s Mammotest prone table breast biopsy system to Siemens AG for a cash payment of $6.5 million. The Company retained a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use the intellectual property relating to the Mammotest system. The consent agreement received final approval from the FTC on August 9, 2006.

In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not reasonably be likely to have a material effect on the Company’s financial condition or results of operations.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

17.	Quarterly Statement of Income Information (Unaudited)

The following table presents a summary of quarterly results of operations for 2006 and 2005:

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$87,956	$100,985	$119,685	$154,055
Gross profit	36,290	42,429	49,660	65,153
Net income (loss)	5,716	11,164	12,017	(1,473)
Diluted net income (loss) per common and common equivalent share	$0.12	$0.24	$0.25	$(0.03)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$66,176	$69,237	$74,053	$78,217	(1)
Gross profit	24,208	26,773	30,090	31,953
Net income	4,574	6,048	8,158	9,476
Diluted net income per common and common equivalent share	$0.11	$0.13	$0.18	$0.20

(1)	The sum of the quarterly total revenue does not agree with the Consolidated Statements of Income due to rounding.

As discussed in Note 2 the Company’s financial statements are prepared on a fiscal year basis ending on the last Saturday in September. Each of the quarters presented above represents a thirteen-week period ending on the last Saturday of December, March, June and September, except for the fourth quarter of fiscal 2006 which was a fourteen—week period.

18.	Valuation and Qualifying Accounts

	Balance at Beginning of Period	Acquired Reserve	Charged to Costs and Expenses	Write- offs/ Payments	Balance at End of Period
Accounts Receivable Reserves (1)
Period Ended:
September 30, 2006	$2,592	$852	$320	($52)	$3,712
September 24, 2005	2,757	—	—	(165)	2,592
September 25, 2004	3,477	—	(175)	(545)	2,757

Accrued Acquisition Reserve
Period Ended:
September 30, 2006	$—	$—	$—	$—	$—
September 24, 2005	—	—	—	—	—
September 25, 2004	907	—	—	(907)	—

Restructuring Accrual
Period Ended:
September 30, 2006	$—	$2896	—	($1,048)	$1,848
September 24, 2005	—	—	—	—	—
September 25, 2004	29	—	—	(29)	—

(1)	Represents reserves for uncollectible accounts and sales returns and adjustments.