Form 10-Q
period 2006-12-30
HOLOGIC INC
filed 2007-02-08
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

or

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

As of February 5, 2007, 53,234,155 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

HOLOGIC, INC. AND SUBSIDIARIES

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	December 30, 2006	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,309	$29,923
Accounts receivable, less reserves of $3,848 and $3,712, respectively	108,235	108,566
Inventories	98,817	93,477
Deferred income tax assets	48,448	50,944
Prepaid expenses and other current assets	7,377	7,112

Total current assets	300,186	290,022

PROPERTY AND EQUIPMENT, at cost:
Land	2,733	2,695
Buildings and improvements	26,082	25,699
Equipment and software	69,730	65,113
Furniture and fixtures	5,505	5,120
Leasehold improvements	4,864	4,535

	108,914	103,162
Less: Accumulated depreciation and amortization	44,959	41,439

	63,955	61,723

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $11,152 and $9,241, respectively	45,544	47,381
Developed technology and know-how, net of accumulated amortization of $11,652 and $8,946, respectively	108,074	110,780

Goodwill	341,837	341,994

Other assets, net	8,399	4,305

Total assets	$867,995	$856,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$40,000	$55,000
Current portion of notes payable	1,283	2,921
Accounts payable	29,436	26,443
Accrued expenses	63,189	59,012
Deferred revenue	31,538	30,903

Total current liabilities	165,446	174,279

Notes payable, net of current portion	5,848	6,163
Deferred income tax liabilities	59,364	60,858
Deferred revenue	7,169	6,630
Other long term liabilities	3,003	2,525

Contingencies (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value- Authorized – 1,623 shares Issued – 0 shares	—	—
Common stock, $.01 par value- Authorized – 90,000 shares Issued – 52,789 and 52,645 shares, respectively	528	526
Capital in excess of par value	536,915	532,255
Retained earnings	89,960	73,875
Accumulated other comprehensive income (loss)	226	(442)
Treasury stock, at cost - 90 shares	(464)	(464)

Total stockholders’ equity	627,165	605,750

Total liabilities and stockholders’ equity	$867,995	$856,205

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 30, 2006	December 24, 2005
Revenues:
Product sales	$139,620	$72,219
Service and other revenue	23,592	15,737

	163,212	87,956

Costs and expenses (1):
Cost of product sales	61,385	34,653
Cost of product sales – amortization of intangible assets	3,072	692
Cost of service and other revenue	24,400	16,321
Research and development	10,816	5,507
Selling and marketing	20,883	10,977
General and administrative	14,731	7,635
Amortization of acquired intangible assets	1,408	165
Charge for in-process research and development	—	4,200

	136,695	80,150

Income from operations	26,517	7,806
Interest income	261	1,295
Interest and other income (expense), net	(842)	(35)

Income before provision for income taxes	25,936	9,066
Provision for income taxes	9,850	3,350

Net income	$16,086	$5,716

Net income per common and common equivalent share:
Basic	$0.31	$0.13

Diluted	$0.30	$0.12

Weighted average number of common shares outstanding:
Basic	52,617	44,351

Diluted	54,394	46,801

(1) Stock-based Compensation included in Costs and Expenses:
Cost of revenues	$173	$86
Research and development	210	96
Selling and marketing	144	72
General and administrative	989	413

	$1,516	$667

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	December 30, 2006	December 24, 2005
OPERATING ACTIVITIES:
Net income	$16,086	$5,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,621	1,664
Amortization	4,610	915
Non-cash interest expense	43	—
Tax benefit related to exercise of non-qualified stock options	(2,244)	(5,671)
Charge for in-process research and development	—	4,200
Stock-based compensation expense	1,516	667
Deferred income taxes	993	(1,470)
Loss on disposal of property and equipment	32	24
Changes in assets and liabilities-
Accounts receivable	1,124	(4,429)
Inventories	(4,648)	(4,994)
Prepaid expenses and other current assets	(27)	352
Accounts payable	2,862	3,444
Accrued expenses	5,706	24
Deferred revenue	1,469	1,163

Net cash provided by operating activities	31,143	1,605

INVESTING ACTIVITIES:
Net cash paid for acquisition of intangible assets	—	(27,594)
Purchase of property and equipment	(5,930)	(3,249)
Increase in other assets	(4,210)	(847)

Net cash used in investing activities	(10,140)	(31,690)

FINANCING ACTIVITIES:
Repayment under credit facility	(15,000)	—
Repayment of note payable	(1,406)	—
Tax benefit related to exercise of non-qualified stock options	2,244	5,671
Net proceeds from sale of common stock pursuant to stock plans	904	5,006

Net cash (used in) provided by financing activities	(13,258)	10,677

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(359)	(72)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,386	(19,480)
CASH AND CASH EQUIVALENTS, beginning of period	29,923	113,994

CASH AND CASH EQUIVALENTS, end of period	$37,309	$94,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$624	$83

Cash paid during the period for interest	$934	$40

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Exchange of note receivable for intangible assets	$—	$5,424

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share data)

(1)	Basis of Presentation

The consolidated financial statements of Hologic, Inc. (the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2006, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 14, 2006.

The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of December 30, 2006, the consolidated statements of income and the consolidated statements of cash flows for the three months ended December 30, 2006 and December 24, 2005, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three months ended December 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 29, 2007.

On November 30, 2005, the Company effected a two-for-one stock split in the form of a stock dividend. The stock split has been retroactively reflected in the accompanying consolidated financial statements and notes for all periods presented.

(2)	Reclassifications

Amortization expense for acquired developed technology and know how previously recorded within research and development and general and administrative expense totaling $692 for the three months ended December 24, 2005 in the consolidated statement of income has been reclassified to cost of product sales – amortization of intangible assets to conform with the current period presentation. The Company has also reported amortization expense related to other intangible assets as a separate line item within the Consolidated Statement of Income for the three months ended December 30, 2006 and therefore, has reclassified $165 from selling and marketing for the three months ended December 24, 2005.

(3)	Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, certain accrued expenses, restructuring and other related charges, stock-based compensation, pension liabilities, contingent liabilities, and recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

(4)	Acquisition of Intangible Assets

On September 29, 2005, the Company acquired intellectual property relating to Fischer Imaging Corporation’s mammography business and products, including the intellectual property relating to its Mammotest prone breast biopsy and Senoscan digital mammography systems for $26,900 in cash and cancellation of the principal and interest outstanding under a $5,000 secured loan previously provided by the Company to Fischer. As part of the purchase price allocation the Company recorded a charge to in process research and development of $4,200 in the three months ended December 24, 2005. As a result of a Federal Trade Commission inquiry in the fourth quarter of 2006, the Company sold, to Siemens AG for a cash payment of $6,500, all of the intellectual property the Company acquired from Fischer relating to the Mammotest system, subject to the Company’s retention of a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use that intellectual property.

(5)	Business Combinations

Acquisition of AEG

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

The aggregate purchase price for AEG was approximately $31,300 (subject to adjustment) consisting of EUR 20,485 (approximately $24,100) in cash and 110 shares of Hologic common stock valued at $5,300, and approximately $1,900 for acquisition related fees and expenses. These 110 shares are subject to put options pursuant to which the holders have the option to resell the shares to the Company during a period of one year following the completion of the acquisition if the closing price of the Company’s stock falls and remains below a threshold price. The repurchase price would be the closing price of the Company’s common stock on the date of exercise. The Company’s maximum aggregate obligation under these put options would be approximately $4,100 if the put option were exercised for all the shares covered by those options and the closing price of the Company’s shares on the date of exercise equaled the maximum threshold price permitting the exercise of the option. No shares were subject to the put option as of December 30, 2006 as the Company’s stock price was in excess of the minimum value.

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

The Company has begun to implement a plan to restructure certain of AEG’s historical activities. The Company recorded a liability of approximately $2,400 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees under this plan and approximately $1,600 has been paid as of December 30, 2006. The Company believes this plan will be finalized within one year from the acquisition date and will record any additional liabilities at such time resulting in an increase to goodwill. The final purchase price allocations will be completed within one year of the acquisition and any adjustments are not expected to have a material impact on the Company’s financial position or results of operation. There have been no material changes to purchase price allocation as disclosed in the Company’s Form 10-K for the year ended September 30, 2006.

Acquisition of R2 Technology, Inc.

On July 13, 2006, the Company completed the acquisition of R2 Technology, Inc., (R2), pursuant to an Agreement and Plan of Merger dated April 24, 2006. The results of operations for R2 have been included in the Company’s consolidated financial statements from the date of acquisition as part of its Mammography business segment. R2, located in Santa Clara, California, develops and sells computer-aided detection technology and products (CAD), an innovative technology that assists radiologists in the early detection of breast cancer.

The aggregate purchase price for R2 of approximately $220,600 (subject to adjustment) consisting of approximately 4,400 shares of Hologic common stock valued at $205,500, cash paid of $6,900, debt assumed of $5,700 and approximately $2,500 for acquisition related fees and expenses.

The Company has begun to assess and formulate a plan to restructure certain of R2’s historical activities. As of the acquisition date the Company recorded a liability of approximately $798 in accordance with EITF Issue No. 95-3,

Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees and loss related to the abandonment of certain lease space under this plan of which approximately $372 has been paid as of December 30, 2006. The Company believes this plan will be finalized within one year from the acquisition date and will record any additional liabilities at such time resulting in an increase to goodwill. The final purchase price allocations will be completed within one year of the acquisition and any adjustments are not expected to have a material impact on the Company’s financial position or results of operation. The Company reduced goodwill related to the R2 acquisition in the amount of $231 during the three months ended December 30, 2006. The reduction was primarily related to a change in the valuation of certain assets acquired based on current information. There have been no other changes to the purchase price allocation as disclosed in the Company’s Form 10-K for the year ended September 30, 2006.

Acquisition of Suros Surgical Systems, Inc.

On July 27, 2006, the Company completed the acquisition of Suros Surgical Systems, Inc., (Suros), pursuant to an Agreement and Plan of Merger dated April 17, 2006. The results of operations for Suros have been included in the Company’s consolidated financial statements from the date of acquisition as part of its Mammography business segment. Suros, located in Indianapolis, Indiana, develops, manufactures and sells minimally invasive interventional breast biopsy technology and products for biopsy, tissue removal and biopsy site marking. The aggregate purchase price for Suros of approximately $248,000 (subject to adjustment) consisted of 2,300 shares of Hologic common stock valued at $106,500, cash paid of $139,000, and approximately $2,600 for acquisition related fees and expenses.

The acquisition also provides for a two-year earn-out. The earn-out will be payable in two annual cash installments equal to the incremental revenue growth in Suros’ business in the two years following the closing. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration represents additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. The final purchase price allocations will be completed within one year of the acquisition and any adjustments are not expected to have a material impact on the Company’s financial position or results of operation. The Company increased goodwill related to the Suros acquisition in the amount of $74 during the three months ended December 30, 2006. The increase was primarily related to a decrease in the estimate fair value of certain property and equipment. There have been no other changes to purchase price allocation as disclosed in the Company’s Form 10-K for the year ended September 30, 2006.

Supplemental Pro-forma Information

The following unaudited pro forma information presents the consolidated results of operations of the Company, R2 and Suros for the first quarter of fiscal 2006 as if the acquisitions had occurred at the beginning of the fiscal period, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing and certain other adjustments together with related tax effects:

(in thousands, except per share data)	2006
Net revenue	$107,301
Net loss	(2,051)
Net loss per share—basic	$(0.04)
Net loss per share—assuming dilution	$(0.04)

The $15,100 charge for purchased research and development, recorded during fiscal 2006, which was a direct result of the transaction is excluded from the unaudited pro forma information above. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisitions of both R2 and Suros occurred at the beginning of the periods presented.

(6)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 30, 2006	September 30, 2006
Raw materials and work-in-process	$63,338	$58,226
Finished goods	35,479	35,251

	$98,817	$93,477

Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(7)	Credit Facilities

Credit Agreement

On September 25, 2006, the Company entered into an amended and restated $150,000 unsecured line of credit agreement (Credit Agreement) with Bank of America, N.A. and the other lenders party thereto (BOA). At the Company’s option, committed loans (as defined in the Credit Agreement) outstanding under the Credit Agreement will bear interest at a rate equal to (a) Eurodollar Rate – the British Bankers Association London Inter-Bank offered Rate for dollar deposits (“LIBOR”) plus the applicable margin (as defined in the Credit Agreement, which margins ranges from 0.625% to 1.00% depending on the Company’s consolidated leverage ratio) or (b) Base Rate – the higher of the (i) the Bank of America prime rate and (ii) the Federal Funds rate plus .50% (the “Base Rate”). The Credit Agreement includes financial covenants requiring the Company to maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum consolidated interest coverage ratio of 3.00:1.00. The Credit Agreement also contains events of default that permit the acceleration of the loans and the termination of the Credit Agreement, including, but not limited to, payment default under the Credit Agreement and cross-default under certain other indebtedness, the breach of certain covenants, the entry of material judgments, and the occurrence of bankruptcy, insolvency of change of control events. Certain of these clauses have been determined to represent subjective acceleration clauses. There is no requirement to maintain a lock-box arrangement with the BOA. There was approximately $40,000 outstanding under this agreement as of December 30, 2006 with applicable interest rates ranging from 6.0% to 6.2%. Interest expense incurred under this line of credit totaled $725 for the three months ended December 30, 2006. The Company was in compliance with its financial covenants as of December 30, 2006. Borrowings under the Credit Agreement are scheduled to mature on September 24, 2011. As of December 30, 2006, the Company had $110,000 available for future borrowings under the Credit Agreement.

Debt

In connection with the acquisition of AEG, the Company assumed certain of AEG’s existing debt aggregating $7,131 as of December 30, 2006. The terms of the agreements have various maturities ranging from June 30, 2007 through March 15, 2011. Interest rates are variable and at December 30, 2006 ranged from 5.2% to 7.9%. Interest expense incurred under these debt agreements totaled $166 for the three months ended December 30, 2006.

(8)	Derivative Financial Instruments and Hedging Agreements

Interest rate swaps

In connection with the debt assumed from the AEG acquisition (see Notes 5 and 7), the Company has in place, interest rate swap contracts with a total notional value of 6,000 euros (approximately $7,600 U.S. dollars at December 30, 2006). These interest rate swaps are used to convert the floating interest-rate component of certain debt obligations to fixed rates. Maturity dates coincide with those of the outstanding hedged debt agreements of July 2010 and December 2010. These agreements do not qualify for hedge accounting under Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and thus are marked to market each reporting period with the change in fair value recorded to interest and other income (expense), net in the accompanying Consolidated Statements of Income. The fair value of the interest rate swaps was $90 as of December 30, 2006.

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

Forward Contracts

Also in connection with the AEG acquisition, the Company assumed certain foreign currency forward contracts to hedge, on a net basis, the foreign currency fluctuations associated with a portion of AEG’s assets and liabilities that are denominated in the U.S. dollar, including inter-company accounts. Inter-company transactions are denominated in the functional currency of the Company’s foreign subsidiary in order to centralize foreign exchange risk in the parent company in the United States. Increases or decreases in the Company’s foreign currency exposures are partially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. The terms of these forward contracts are of a short-term nature (6 to 12 months). The Company does not use forward contracts for trading or speculative purposes. The forward contracts are not designated as cash flow or fair value hedges under SFAS No. 133 and do not represent effective hedges. All outstanding forward contracts are marked to market at the end of the period and recorded on the balance sheet at fair value in other current assets and other current liabilities. The changes in fair value from these contracts and from the underlying hedged exposures are generally offsetting and are recorded in interest and other income (expense), net in the accompanying Consolidated Statements of Income.

At December 30, 2006, the Company had 9 outstanding forward exchange contracts to exchange $3,000 U.S. dollars for Euros. The forward foreign exchange contracts mature during the second quarter of fiscal 2007 and had a book value that approximated fair value.

The change in fair value of these outstanding contracts through December 30, 2006 resulted in recognition of an unrealized gain of $257, and is included in other income in the accompanying Consolidated Statement of Income.

(9)	Pension and Other Employee Benefits

In conjunction with the May 2, 2006 acquisition of AEG, the Company assumed certain defined benefit pension plans covering the employees of the AEG German subsidiary (Pension Benefits). The Company is required to account for these Pension Benefits in accordance with SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87), which requires that amounts recognized in the financial statements be determined on an actuarial basis. As of December 30, 2006, the Company has recorded a pension liability of approximately $9,000 as a component of accrued expenses in the accompanying consolidated financial statements.

Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Benefits are safeguarded by the Pension Guaranty Fund; a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency.

The table below outlines the components of net periodic benefit cost and related actuarial assumptions of the Company’s German Pension Benefits plans:

Three Months Ended
December 30, 2006
Service cost	$—
Interest cost	92
Expected return on plan assets	—
Amortization of prior service cost	—
Recognized net actuarial loss	—

Net periodic benefit cost	$92

(10)	Net Income Per Share

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended
	December 30, 2006	December 24, 2005
Basic weighted average common shares outstanding	52,617	44,351
Weighted average common equivalent shares	1,777	2,450

Diluted weighted average common shares outstanding	54,394	46,801

Diluted weighted average shares outstanding do not include options outstanding to purchase 634 and 26 common-equivalent shares as of December 30, 2006 and December 24, 2005, respectively, as their effect would have been antidilutive.

(11)	Stock Based Compensation

During 2004 the FASB issued SFAS Statement No. 123(R) (SFAS 123(R)), Share-Based Payment, which is a revision of SFAS Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

The Company adopted SFAS 123(R) at the beginning of fiscal 2006 utilizing the, “modified prospective” method. A “modified prospective” method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As a result, the Company is recognizing compensation for the fair value of the unvested portion of option grants issued prior to the adoption of SFAS 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123. As a result, the Company has applied an estimated forfeiture rate of 9.4% and 9.7% in the three months ended December 30, 2006 and December 24, 2005, respectively, in determining the expense recorded in the Company’s consolidated statement of income.

During the quarters ended December 30, 2006 and December 24, 2005, the Company has recorded $1,156 and $667 of stock-based compensation expense related to employee stock options. The compensation expense reduced both basic and diluted earnings per share by $0.01 during both of the three month periods ended December 30, 2006 and December 24, 2005. As of December 30, 2006, there was $14,300 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 3.5 years.

The Company has also recorded $360 of stock-based compensation expense in the first quarter of fiscal 2007 for the fair value of restricted stock units (see Notes 18 and 19 for further discussion). The restricted stock units have a weighted average grant date fair value of $47.08 and none were vested as of December 30, 2006.

Effective with the adoption of SFAS 123(R), the Company has elected to use a bi-nomial model to determine the weighted average fair value of options, rather than the Black-Scholes model. The Company considered a number of factors to determine the fair value of options including the advice of an outside valuation advisor and the advisor’s model.

The Company had used the Black-Scholes option pricing model to determine the weighted average fair value of options prior to adopting SFAS 123(R). The weighted average fair value of options granted during the three months ended December 30, 2006 and December 24, 2005, under the binomial valuation method, were $24.55 and $15.39, respectively. The weighted-average assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended
	December 30, 2006	December 24, 2005
Risk – free interest rate	5.0%	4.3%
Expected volatility	55%	55%
Expected life (in years)	5.0 years	4.8 years
Dividend yield	—	—

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

The following table summarizes all stock option activity under all of the plans during the three months ended December 30, 2006:

	Number of Shares	Per Share Exercise Price	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2006	4,165	$1.97 – 55.27	$15.12	$120,030
Granted	21	42.89 – 50.74	47.83
Terminated	(13)	5.50 – 50.82	28.97
Exercised	(144)	2.50 – 30.92	6.26	$6,080

Outstanding at December 30, 2006	4,029	$1.97 – 55.27	$15.56	$128,044

Exercisable at December 30, 2006	2,584	$1.97 – 38.64	$7.82	$101,978

Vested and expected to vest at December 30, 2006 (1)	3,786

Available for Grant at December 30, 2006	1,034

(1)	This represents the number of vested stock options as of December 30, 2006 based on the unvested outstanding options at December 30, 2006 adjusted for estimated forfeitures.

The table below provides the range of exercise prices for options outstanding and options exercisable at December 30, 2006 however, the table excludes restricted stock units issued in fiscal 2006 and 2007 for 54 and 31 shares of common stock with a weighted average grant date fair value of $46.38 and $48.30 respectively:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$1.97 – 2.89	200	4.19	$2.59	200	$2.59
2.94 – 3.84	146	4.86	3.56	103	3.45
3.88 – 5.75	815	5.39	4.90	800	4.90
5.76 – 7.13	867	6.76	7.04	578	7.05
7.15 – 13.31	826	4.17	9.87	736	9.77
13.60 – 18.48	99	8.16	17.30	20	14.37
18.56 – 27.73	334	8.76	25.68	123	24.44
28.15 – 41.57	133	9.06	36.26	24	35.33
42.12 – 55.27	609	9.41	46.53	—	—

$1.97 – 55.27	4,029	6.43	$15.56	2,584	$7.82

A summary of the status of the Company’s restricted stock units and the Company’s only non-vested shares, as of December 30, 2006, and changes during the three months ended December 30, 2006, is presented below:

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 30, 2006	54	$46.38
Granted	31	48.30
Vested	—	—
Forfeited	—	—

Non-vested at December 30, 2006	85	$47.08

As of December 30, 2006, there was $3,250 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.26 years.

(12)	Comprehensive Income

The Company’s only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.

A reconciliation of comprehensive income is as follows:

	Three Months Ended
	December 30, 2006	December 24, 2005
Net income as reported	$16,086	$5,716
Foreign currency translation adjustment	668	(64)

Comprehensive income	$16,754	$5,652

(13)	Business Segments and Geographic Information

The Company reports its business as three segments: mammography/breast care, osteoporosis assessment and other. The Company’s other business segment includes AEG, mini C-arm, extremity MRI, conventional general radiography service and digital general radiography systems businesses. Identifiable assets for the three principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other identifiable assets as corporate assets. Intersegment sales and transfers are not significant. Segment information for the three months ended December 30, 2006 and December 24, 2005 is as follows:

	Three Months Ended
	December 30, 2006	December 24, 2005
Total revenues–
Mammography/Breast Care	$125,403	$62,781
Osteoporosis Assessment	17,703	20,020
Other	20,106	5,155

	$163,212	$87,956

Operating income (loss)–
Mammography/Breast Care	$23,932	$4,989
Osteoporosis Assessment	2,890	3,005
Other	(305)	(188)

	$26,517	$7,806

Depreciation and amortization–
Mammography/Breast Care	$6,095	$1,880
Osteoporosis Assessment	952	639
Other	1,184	60

	$8,231	$2,579

Capital expenditures–
Mammography/Breast Care	$2,391	$1,779
Osteoporosis Assessment	1,950	1,470
Other	1,589	—

	$5,930	$3,249

	December 30, 2006	September 30, 2006
Identifiable assets–
Mammography/Breast Care	$577,266	$576,832
Osteoporosis Assessment	12,360	11,248
Other	60,290	59,063
Corporate	218,079	209,062

	$867,995	$856,205

There were no customers with balances greater than 10% of accounts receivable as of December 30, 2006 and December 24, 2005, nor any customer that represented greater that 10% of product revenues during the three months ended December 30, 2006 and December 24, 2005.

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America during the three months ended December 30, 2006 and December 24, 2005 totaled approximately $38,529 and $24,046, respectively.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:

	Three Months Ended
	December 30, 2006	December 24, 2005
Europe	17%	19%
Asia	5	7
All others	6	7

	28%	33%

(14)	Litigation and Other Matters

In March 2005, the Company was served with a Complaint filed on November 12, 2004 by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that the Company’s HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff is seeking to preliminarily and permanently enjoin the Company from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, the Company filed an Answer and Counterclaims in response to the Complaint in which the Company denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. The Company does not believe that it infringes any valid or enforceable patents of the plaintiff and intends to vigorously defend its interests. As such, no amounts have been accrued related to this matter as of December 30, 2006.

In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not reasonably be likely to have a material effect on the Company’s financial condition or results of operations.

(15)	Income Taxes

The Company’s effective tax rates for the three months ended December 30, 2006 and December 24, 2005 were 38.0% and 37.0%, respectively, which were lower than the Company’s combined statutory federal and state rate of 40.0%. For both of these periods the lower effective rate is because a portion of the Company’s domestic manufacturing profits is exempt from tax. As of December 30, 2006 the Company has recorded a net deferred tax liability of $11.0 million. This liability is net of certain deferred tax assets, which are primarily comprised of NOL carryforwards as a result of the R2 and Suros acquisitions. Management’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company combined with tax planning strategies available to the Company will provide sufficient taxable income to realize recorded tax assets. Such tax strategies include estimates and involve judgment. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable. The Company’s net deferred tax liability increased $900 in the current quarter primarily due to the utilization of NOL carry forwards in the current period.

(16)	Product Warranties

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

Product warranty activity for the three months ended December 30, 2006 and December 24, 2005 is as follows:

	Balance at Beginning of Period	Accruals for warranties issued during the period	Write- Offs/Payments	Balance at End of Period
Three Months Ended:
December 30, 2006	$8,987	$1,838	$(1,211)	$9,614
December 24, 2005	$6,674	$1,414	$(867)	$7,221

(17)	Restructuring Accrual

Workforce reduction

As of the dates of acquisition of AEG and R2 (See Note 5), management of the Company began assessing and formulating a plan to involuntarily terminate certain employees of the acquired companies. In the fourth quarter of fiscal 2006, the Company finalized and approved a headcount reduction plan under which the Company terminated 53 manufacturing and administrative personnel and 21 manufacturing and administrative personnel of the acquired AEG subsidiaries in Germany and the United States, respectively. In the fourth quarter of fiscal 2006, the Company also approved a headcount reduction plan under which the Company terminated 58 personnel of R2 across all functional areas of the acquired entity. The reduction plans resulted in a liability for costs associated with an employee severance arrangement of approximately $2,886 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These costs were included in the respective purchase price allocations. The Company has made payments totaling $1,925 through December 30, 2006 and anticipates all remaining amounts of $961, which is included in accrued expenses, to be paid in fiscal 2007.

Lease charges

In conjunction with the acquisition of R2 (see Note 5), the Company recorded a liability for lease abandonment costs of $312 related to lease payments on leased facilities in Santa Clara, California. The costs were included in the purchase price allocation as part of goodwill in accordance with EITF Issue No. 95-3. The Company has made payments of $47 related to this liability as of December 30, 2006 and anticipates paying substantially all of remaining balance of $265 which is included in accrued expenses, in fiscal 2007.

(18)	Related Party Transactions

In May 2006, the Company entered into retention and severance agreements with certain executives that provide for retention payments in cash totaling $3,000 if these executives remain employed with the Company through December 31, 2008 (“Retention Date”). The Company has determined that it is probable that these amounts will be paid and therefore, is accruing these amounts ratably through the Retention Date. In addition, in connection with the retention and severance agreement, these executives were awarded 54 restricted stock units with an aggregate value of $2,500. These restricted stock units cliff vest on the Retention Date. These shares are excluded from the computation of basic earnings per share until the shares vest because the employee is not entitled to the reward of stock ownership. The Company is recording the $2,500 of stock based compensation, over the vesting period of the restricted stock. As a result, the Company recorded stock based compensation expense of $234 during the three months ended December 30, 2006. The retention and severance agreement also provide these executives with certain cash payment and continuation of benefits, as defined, in the event of termination without cause.

(19)	Supplemental Executive Retirement Plan; Restricted Stock Units

Effective March 15, 2006, the Company adopted a Supplemental Executive Retirement Plan (the “SERP”), to provide non-qualified retirement benefits to a select group of executive officers, senior management and highly compensated employees of the Company. Eligible employees may elect to contribute up to 75% of their annual base salary and 100% of their annual bonus to the SERP. In addition, the Company may elect to make annual discretionary contributions on behalf of participants in the SERP. Each Company contribution is subject to a three year vesting schedule, such that each contribution is one third vested each year and is fully vested 3 years after the contribution is made. The Company contributions become fully vested upon death or disability of the participant or a change in control of the Company. Voluntary contributions made by the participant are 100% vested. All voluntary contributions have been recorded as a component of accrued expenses in the accompanying consolidated balance sheet.

Upon enrollment into the SERP, employees make investment elections for both their voluntary contributions and discretionary contributions made by the Company. Earnings and losses on contributions based on these investment elections are recorded as a component of compensation expense in the period earned.

On October 30, 2006 the Compensation Committee of the Board of Directors approved a $1,500 discretionary cash contribution to the SERP. In addition, the Compensation Committee also approved the award of 31 restricted stock unit with a fair value of $1,500 on date of grant. The restricted stock units vest upon the earlier of (i) October 30, 2009, (ii) death or disability of the participant or (iii) a change in control of the Company subject to certain conditions. Discretionary contributions by the Company to the SERP are held in a Rabbi Trust. In accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, as the SERP does not permit diversification of the restricted stock units contributed by the Company and must be settled by the delivery of a fixed number of shares of the Company’s stock, subsequent changes in the fair value of the Company’s stock are not recognized. The Company is recording compensation expense for both the SERP discretionary contribution and restricted stock unit awards ratably over the three-year vesting period, which totaled $250 in the three months ended December 30, 2006. The full amount of the discretionary contribution has been recorded as a component of accrued expenses in the accompanying consolidated balance sheet. The 31 shares have been excluded from the computation of basic earnings per share until the shares vest because the employee is not entitled to the reward of stock ownership.

The Company has purchased a Company-owned life insurance contract, to invest both voluntary and discretionary Company SERP contributions and to fund payment of these amounts and related earnings, in the amount of $3,300 which approximates the total of employee voluntary contributions into the plan and the Company’s cash portion of its discretionary contribution. The value of this life insurance contract has been recorded as a component of other long-term assets in the accompanying Consolidated Balance Sheet. Changes in the cash surrender value of life insurance contract are recorded as a component of interest and other income (expense) in the accompanying Consolidated Statement of Income.

(20)	Goodwill and Intangible Assets

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

Goodwill by reporting segment consists of the following:

Reporting Segment	Balance as of December 30, 2006	Balance as of September 30, 2006
Mammography/Breast Care	$334,864	$335,021
Other	$6,973	$6,973

	$341,837	$341,994

Intangible assets consist of the following:

			As of December 30, 2006		As of September 30, 2006
Reporting Segment	Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Osteoporosis Assessment	Patents	12.9 years	$4,952	4,683	$4,952	4,650
Mammography/Breast Care	Developed Technology	9.3 years	117,826	11,496	117,826	8,853
	Customer Relationship	8.5 years	37,793	2,631	37,793	1,437
	Trade Name	8.5 years	9,100	313	9,100	134
	Order Backlog	6 months	800	800	800	430
	Patents	5.7 years	850	626	777	531
Other	Patents	4 years	2,000	2,000	2,000	2,000
	Developed Technology	8.5 years	1,900	155	1,900	93

			As of December 30, 2006		As of September 30, 2006
Reporting Segment	Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	Customer Relationship	8.5 years	800	66	800	40
	Trade Name	8.5 years	400	33	400	20

Amortization expense related to developed technology and order backlog is classified as a component of cost of product sales – amortization of intangible assets in the accompanying consolidated statement of income. Amortization expense related to customer relationship and trade name is classified as a component of amortization of other acquired intangible assets in the accompanying Consolidated Statement of Income.

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Remainder of Fiscal 2007	$12,200
Fiscal 2008	20,600
Fiscal 2009	21,300
Fiscal 2010	21,700
Fiscal 2011	19,500

(21)	Recent Accounting Pronouncements

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

The Company is currently evaluating the impact of the adoption of FIN 48, but do not believe the adoption will have a material impact on its results of operation or financial position.

On September 29, 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 31, 2006 for public entities, which would be the year ending September 29, 2007 for the Company. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ended after December 15, 2008, which would be the year ending September 27, 2009 for the Company. The Company is currently evaluating the impact of the adoption of SFAS 158, but does not believe the adoption will have a material impact on its results of operation or financial position.

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

We have recently acquired AEG Elektrofotografie, R2 Technologies and Suros Surgical Systems. Risks and uncertainties relating to these acquisitions could cause actual results to materially differ from those contemplated by the forward-looking statements include, without limitation: our ability to successfully integrate acquired businesses, which may result in the combined companies not operating as effectively and efficiently as expected; the ability and time it may take to achieve the expected synergies from our acquisitions; the risk that we may incur unexpected costs or unexpected liabilities in connection with an acquisition; the risk that the combined companies may be adversely affected by future legislative, regulatory, or tax changes as well as other economic, business and/or competitive factors; risks associated with international operations, particularly in respect of the acquisition of AEG, which has headquarters in Germany and operates a manufacturing facility in China; financing risks associated with the acquisitions, including risks relating to our obligation to meet financial covenants and payment obligations under bank or other financing obtained to fund our earn-out obligations under the Suros acquisition.

Other risks and uncertainties that could adversely affect our business and prospects include without limitation: manufacturing risks that may limit our ability to increase commercial production of the Selenia and other of our digital products, including our reliance on a single source of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of digital X-ray products in general; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays; the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; the ability of our sales force to successfully service our product offerings; our ability to successfully manage current or future acquisitions, alliances or joint ventures; our ability to predict accurately the demand for our products, and products under development, and to develop strategies to address our markets successfully; the early stage of market development for digital mammography products; expenses and uncertainties relating to litigation; risks relating to compliance with financial covenants under our credit facility and leases; technical innovations that could render products marketed or under development by us obsolete; competition; and reimbursement policies for the use of our products and products under development.

Other factors that could adversely affect our business and prospects are described in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such forward-looking statement is based.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements and product warranties, accounts receivable reserves, inventory and related reserves, expected cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, certain accrued expenses, restructuring and other related charges, stock-based compensation, pension liabilities, contingent liabilities, and recoverability of our certain deferred tax assets and related valuation allowance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. There have been no material changes to the critical accounting policies.

OVERVIEW

We are a leading developer, manufacturer and supplier of diagnostic and medical imaging systems primarily dedicated to serving the healthcare needs of women. Our businesses are reported as three segments: mammography/breast care; osteoporosis assessment and other.

Our mammography/ breast care products include a broad product line of breast imaging and related products, including film-based and digital mammography systems, computer-aided detection (CAD), breast biopsy systems and digital detector products. These products are inclusive of those recently acquired from R2 and Suros. Our digital detector products are a digital component for our digital mammography equipment and, to a much lesser extent, are a digital component for original equipment manufacturers to incorporate into their own equipment. Our osteoporosis assessment products primarily consist of dual-energy X-ray bone densitometry systems and, to a lesser extent, an ultrasound-based osteoporosis assessment product. Our other business segment includes our AEG photoconductor materials businesses, mini C-arm, extremity MRI, conventional general radiography service, and digital general radiography systems.

ACQUISITIONS

Fischer

On September 29, 2005, for a purchase price of $32 million, we acquired intellectual property relating to Fischer Imaging Corporation’s mammography business and products, including the intellectual property relating to its Mammotest prone breast biopsy and Senoscan digital mammography systems. As a part of the purchase price allocation we recorded a charge to in process research and development of $4.2 million in the three months ended December 24, 2005. As a result of the FTC inquiry in the fourth quarter of 2006, we sold, to Siemens AG for a cash payment of $6.5 million, all of the intellectual property we acquired from Fischer relating to the Mammotest system, subject to our retention of a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use that intellectual property.

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

The aggregate purchase price for AEG was approximately $31.3 million (subject to adjustment) consisting of EUR 20.5 million (approximately $24.1 million) and 110,000 shares of our common stock valued at $5.3 million, and approximately $1.9 million for acquisition related fees and expenses. These 110,000 shares are subject to a contingent put options pursuant to which the holders have the option to resell the shares to us during a period of one year following the completion of the acquisition if the closing price of our stock falls and remains below a threshold price. The repurchase price would be the closing price of our common stock on the date of exercise. Our maximum aggregate obligation under these put options would be approximately $4.1 million if the put option were exercised for all the shares covered by those options and the closing price of our shares on the date of exercise equaled the maximum threshold price permitting the exercise of the option. As of September 30, 2006, the shares were not subject to the contingent put right as the price of our common stock exceeded the minimum value.

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

We have formulated a plan to restructure certain of AEG’s historical activities. We have recorded a liability of approximately $2.4 million in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees under this plan and approximately $1.6 million has been paid as of December 30, 2006. We believe this plan will be finalized within one year from the acquisition date and will record any additional liabilities at such time resulting in an increase to goodwill.

R2 Technology

On July 13, 2006, we completed the acquisition of R2 Technology, Inc, (R2). R2 located in Santa Clara, California, develops and sells computer-aided detection technology and products (CAD), an innovative technology that assists radiologists in the early detection of breast cancer. The aggregate purchase price for R2 of approximately $220.6 million (subject to adjustment) consisted of 4.4 million shares of our common stock valued at $205.5 million, cash paid of $6.9 million, debt assumed of $5.7 million and approximately $2.5 million for acquisition related fees and expenses. The results of operations for R2 have been included in our consolidated financial statements from the date of acquisition as part of our Mammography /Breast Care business segment.

We have formulated a plan to restructure certain of R2’s historical activities. As of the acquisition date we have recorded a liability of approximately $798,000 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees and a loss related to the abandonment of certain lease space under this plan. Approximately $372,000 related to these liabilities has been paid as of December 30, 2006. We believe this plan will be finalized within one year from the acquisition date and will record any additional liabilities at such time resulting in an increase to goodwill. The final purchase price allocations will be completed within one year of the acquisition and any adjustments are not expected to have a material impact on our financial position or results of operation.

Suros Surgical Systems

On July 27, 2006, we completed the acquisition of Suros Surgical Systems, Inc, (Suros). Suros, located in Indianapolis, Indiana, develops, manufactures and sells minimally invasive interventional breast biopsy technology and products for biopsy, tissue removal and biopsy site marking. The purchase price for Suros was approximately $240 million paid in a combination of cash and 2.3 million shares of our common stock. The common stock value of approximately $106.5 million, cash paid of $139 million inclusive of certain liabilities assumed, and approximately $2.6 million for acquisition related fees and expenses resulted in an aggregate purchase price of approximately $248 million. The results of operations for Suros have been included in our consolidated financial statements from the date of acquisition as part of our Mammography / Breast Care business segment.

The acquisition also provides for a two-year earn-out. The earn-out is payable in two annual cash installments equal to the incremental revenue growth in Suros’ business in the two years following the closing. We have considered the provisions of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration represents additional purchase price. As a result, goodwill will be increased by the amount of this additional consideration, if any, when it becomes due and payable.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales.

	Three Months Ended				Change
	December 30, 2006		December 24, 2005
	Amount	% of Total Revenue	Amount	% of Total Revenue
					Amount	%
Product Sales
Mammography / Breast Care	$109,506	67%	$54,306	62%	$55,200	102%
Osteoporosis Assessment	$12,776	8%	$15,010	17%	$(2,234)	(15)%
Other	$17,338	11%	$2,903	3%	$14,435	497%

	$139,620	86%	$72,219	82%	$67,401	93%

In the current three month period, our product sales increased 93% compared to the corresponding period in the prior year, primarily due to an increase in revenues from our mammography / breast care products, and to a lesser extent an increase in other product sales. Partially offsetting these increases was a decrease in our osteoporosis assessment segment product sales.

Mammography / Breast Care product sales increased 102% in the current quarter compared to the corresponding period in the prior year, primarily due to a $42.2 million increase in worldwide digital mammography system sales, a $12.0 million increase in breast biopsy device sales from Suros and a $3.8 million increase in CAD product sales from R2. Suros and R2 are entities acquired in the fourth quarter of fiscal 2006. Prior to our acquisition of R2 we had sold CAD products together with our digital mammography systems, primarily from R2, as a distributor. The increase in CAD product sales represents the additional CAD sales made without our digital mammography systems. The increases described above were partially offset by a $2.9 million decrease in worldwide analog mammography sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems and related components sold. In the current quarter we sold 228 digital mammography systems compared to 97 systems in the first quarter of fiscal 2006. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The decrease in sales of our analog mammography systems was due to a decrease in the number of systems sold and a decrease in the average selling prices primarily in the United States. We believe that this decrease in analog system sales was primarily attributable to the shift in product sales to digital systems.

Osteoporosis assessment product sales decreased 15% in the current quarter compared to the first quarter of fiscal 2006, primarily attributable to a $2.2 million decrease in product sales in the United States. The decrease was due to a reduction in the number of bone densitometry systems sold and a slight decrease in the average selling prices. This decrease was offset in part by a slight increase in the number of our lower-priced bone densitometry systems sold internationally.

Other product sales increased 497% in the current quarter compared to the corresponding period in the prior year. This increase was primarily attributable to $11.9 million of photoconductor sales as a result of the acquisition of AEG in the third quarter of fiscal 2006, $1.8 million of sales from our third party line of extremity MRI systems which we started to sell in the second quarter of fiscal 2006 and, to a lesser extent, an $830,000 increase in our mini C-arm system sales.

In the first three months of fiscal 2007, approximately 72% of product sales were generated in the United States, 17% in Europe, 5% in Asia, and 6% in other international markets. In the first three months of fiscal 2006, approximately 67% of product sales were generated in the United States, 19% in Europe, 7% in Asia, and 7% in other international markets. We believe the higher growth in sales dollars in the United States market is primarily due to an increase in demand for our Selenia digital mammography system as digital mammography is becoming more widely accepted in the United States.

Service and Other Revenue.

	Three Months Ended				Change
	December 30, 2006		December 24, 2005
	Amount	% of Total Revenue	Amount	% of Total Revenue
					Amount	%
Service and Other Revenue	$23,592	14%	$15,737	18%	$7,855	50%

Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 50% in the current quarter compared to the corresponding period of the prior year. The increase in service and other revenue in the current quarter was primarily due to increases in service contract revenues of $7.2 million from an increase in the number of service contracts sold, primarily in our mammography/breast care segment. We believe that this increase reflects the continued growth in our installed base of systems and detectors.

Costs of Product Sales.

	Three Months Ended				Change
	December 30, 2006		December 24, 2005
	Amount	% of Product Sales	Amount	% of Product Sales
					Amount	%
Cost of Product Sales	$61,385	44%	$34,653	48%	$26,732	77%

The cost of product sales increased 77% in the current quarter compared to the corresponding period in the prior year primarily due to the increased product sales discussed above.

The cost of product sales decreased as a percentage of product sales to 44% in the first quarter of fiscal 2007 from 48% in the first quarter of fiscal 2006. These costs decreased as a percentage of product sales primarily due to increased revenues and improved profitability associated with the shift in mammography product sales to Selenia, our full field digital mammography systems and to a lesser extent, lower cost of CAD in connection with our acquisition of R2. Selenia systems have significantly higher selling prices, more than offsetting the higher costs of the product, when compared to analog mammography. In addition, higher Selenia sales resulted in an improved absorption of fixed manufacturing costs. This improvement was partially offset by a slight reduction in the average selling prices for bone densitometry systems, sold both internationally and into the primary care market in the United States.

Cost of Product Sales – Amortization of Intangible Assets.

Three Months Ended
	December 30, 2006		December 24, 2005
		% of Product		% of Product	Change
	Amount	Revenue	Amount	Revenue	Amount	%
Cost of Product Sales – Amortization of intangible assets	$3,072	2%	$692	1%	$2,380	344%

Costs of Sales –Amortization of intangibles increased primarily due to the increase in acquired intangible assets as a result of the acquisitions of AEG, R2, Suros and the intangible assets acquired from Fischer Imaging during fiscal 2006. The underlying intangible assets substantially relate to acquired developed technology and know-how. These intangible assets are being amortized over their estimated useful lives of between 8.5 and 12.5 years. We expect amortization expense of $8.0 million related to these intangibles during the remainder of fiscal 2007.

Costs of Service and Other Revenue.

	Three Months Ended				Change
	December 30, 2006		December 24, 2005
	Amount	% of Service Revenue	Amount	% of Service Revenue
					Amount	%
Cost of Service and Other Revenue	$24,400	103%	$16,321	104%	$8,079	50%

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

Operating Expenses.

	Three Months Ended
	December 30, 2006		December 24, 2005
		% of Total		% of Total	Change
	Amount	Revenue	Amount	Revenue	Amount	%
Operating Expenses
Research and Development	$10,816	7%	$5,507	6%	$5,309	96%
Selling and Marketing	$20,883	12%	$10,977	12%	$9,906	90%
General and Administrative	$14,731	9%	$7,635	9%	$7,096	93%
Amortization of Acquired Intangibles	$1,408	1%	$165	0%	$1,243	753%
Charge for In-Process Research and Development	—	—	$4,200	5%	$(4,200)	(100)%

	$47,838	29%	$28,484	32%	$19,354	68%

Research and Development Expenses. Research and development expenses increased 96% in the current quarter as compared to the corresponding period in the prior year. This increase was primarily due to compensation and related expenses which increased $3.1 million including $2.2 million for additional personnel as a result of the AEG, R2 and Suros acquisitions, and $114,000 of incremental stock-based compensation. Also contributing to the increase was an increase in mammography related expenses of $450,000 primarily related to our tomosynthesis development project. We expect total research and development expenses to increase in absolute dollars in fiscal 2007 with a full year of headcount and compensation related expenses for the acquired entities as well as our continued development of tomosynthesis technology for mammography.

Selling and Marketing Expenses. Selling and marketing expenses increased by 90% in the current quarter as compared to the corresponding period in the prior year. The increase was primarily due to increased headcount related to the new acquisitions and to support our revenue growth together with increased commissions on the higher sales volume. Salaries, benefits and travel expenses increased approximately $3.1 million as a result of increased personnel to support our increased product sales, of which $2.2 million was the result of the acquisitions of AEG, R2 and Suros. In addition, commissions expense increased approximately $2.5 million to our direct sales force due to increased product sales in direct territories and increased $1.7 million to international distributors for increased product sales through these channels. Our current quarter selling and marketing expenses included approximately $2.5 million for our annual RSNA trade show expenses, compared to approximately $1.8 million of such expenses in the first quarter of fiscal 2006. We expect total sales and marketing expenses in absolute dollars to increase in fiscal 2007 with a full year of compensation and related expenses for additional personnel related to the acquired entities and an increase in total product sales.

General and Administrative Expenses. General and administrative expenses increased 93% in the current quarter compared to the corresponding period in the prior year primarily due to an increase of $4.9 million in compensation and related benefits primarily due to an increase in personnel including $2.6 million from the increased headcount as a result of the acquisitions of AEG, R2 and Suros. Also contributing to the increase was $985,000 in professional services primarily related to audit and tax compliance and consultation for the acquired entities, and $576,000 of incremental stock-based compensation. We expect total general and administrative expenses in absolute dollars to increase in fiscal 2007 with a full year of compensation and related expenses for additional personnel related to the acquired entities.

Amortization of Acquired Intangible Assets. We incurred amortization expense for acquired intangible assets of $1.4 million in the current quarter primarily due to the acquisitions of AEG, R2, and Suros in the third and fourth quarters of fiscal 2006 and the intangible assets acquired from Fischer Imaging during the first quarter of fiscal 2006. The corresponding period in the prior year only included the amortization of intangible assets acquired from Fischer Imaging. The underlying intangible assets substantially relate to acquired customer relationships and trade names. These intangible assets are being amortized over their estimated useful lives of between 8.5 and 10 years. We expect amortization expense of approximately $4.1 million related to these intangibles during the remainder of fiscal 2007.

Charge for In-Process Research and Development Expenses. The $4.2 million charge for in-process research and development during fiscal 2006 was in connection with our acquisition of Fischer Imaging’s intellectual property relating to its digital mammography product on September 29, 2005. We did not incur any similar charges in the current period.

Interest Income.

	Three Months Ended		Change
	December 30, 2006	December 24, 2005
	Amount	Amount	Amount	%
Interest Income	$261	$1,295	$(1,034)	(80)%

Interest income decreased 80% in the current quarter compared to the corresponding period in the prior year primarily due to the substantial reduction in our investment balances as a result of our acquisitions of AEG, R2 and Suros during fiscal 2006.

Interest and Other Income (Expense), net.

	Three Months Ended		Change
	December 30, 2006	December 24, 2005
	Amount	Amount	Amount	%
Interest and Other Income (Expense), net	$(842)	$(35)	$(807)	(2,306%)

In fiscal 2007, these expenses consisted primarily of the interest costs on the unsecured revolving line of credit entered into on July 24, 2006 (and amended on September 25, 2006) of $725,000 as well as interest costs on notes payable assumed with the acquisition of AEG in the amount of $166,000. These interest costs were partially offset by foreign currency transaction gains of $103,000. In fiscal 2006, these expenses consisted primarily of interest expense of $16,000 and foreign currency transaction losses of $19,000. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established certain debt agreements denominated in the foreign currency, the euro, in which certain of our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure. In connection with our recent acquisitions we assumed certain debt as a result of the AEG acquisition of which approximately $7.1 million remains outstanding as of December 30, 2006 and we borrowed $65 million, of which $40 million was outstanding as of December 30, 2006, under our unsecured revolving line of credit for the Suros acquisition. As a result, we anticipate that our interest expense will remain higher during fiscal 2007 as compared to fiscal 2006.

Provision for Income Taxes.

	Three Months Ended		Change
	December 30, 2006	December 24, 2005
	Amount	Amount	Amount	%
Provision for Income Taxes	$9,850	$3,350	$6,500	194%

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Our effective tax rate was 38% and 37% of pre-tax earnings in the first quarter of fiscal 2007 and 2006, respectively. In the current quarter, our net deferred tax liability increased by approximately $900,000 primarily due to the utilization of NOL carryforwards in the current period.

Segment Results of Operations

We report our business as three segments: mammography/breast care, osteoporosis assessment and other. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements included in our 2006 Annual Report on Form 10-K. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Mammography/Breast Care.

	Three Months Ended				Change
	December 30, 2006		December 24, 2005
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue
					Amount	%
Total Revenues	$125,403	100%	$62,781	100%	$62,622	100%

Operating Income	$23,932	19%	$4,989	8%	$18,943	380%

Mammography/breast care revenues increased primarily due to the $55.2 million increase in product sales discussed above and a $7.4 million increase in service revenues related to the increased number of systems in our installed base. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin in this business segment was 49% in the current quarter compared to 41% in the comparable quarter of the prior year. In the current quarter our gross margins improved from the increase in product revenues of our more profitable Selenia systems versus our analog mammography systems and to a lesser extent, lower cost associated with sales of digital CAD as a result of the acquisition of R2. In addition, higher total revenues including higher Selenia sales have allowed for the greater absorption of manufacturing costs. In general, we expect improved gross margins in fiscal 2007 from the shift in product revenues to our more profitable Selenia full field digital mammography systems from our analog mammography systems as well as from a full year of R2 and Suros product sales. Operating expenses for this business segment increased 81% in the current quarter primarily due to increased operating expenses in support of our growing Selenia business and as a result of the Suros acquisition and to a lesser extent the R2 acquisition. Also contributing to the increase was an increase in intangible amortization of $3.5 million in the current period as well as an increase in stock-based compensation of $790,000. The first quarter of fiscal 2006 also included a $4.2 million charge for in-process research and development.

Osteoporosis Assessment.

	Three Months Ended				Change
	December 30, 2006		December 24, 2005
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue
					Amount	%
Total Revenues	$17,703	100%	$20,020	100%	$(2,317)	(12)%

Operating Income	$2,890	16%	$3,005	15%	$(114)	(4)%

Osteoporosis assessment revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to the $2.2 million decrease in product sales discussed above. Operating income for osteoporosis assessment decreased primarily from the decrease in product sales partially offset by a decrease in operating expenses. Our gross margin in this business segment was 46% in both the current quarter and the comparable quarter of the prior year. Operating income also benefited from lower overhead absorption as there was a higher allocation of overhead this quarter to the mammography/ breast care business segment reflecting the recent acquisitions and higher growth of that segment.

Other.

	Three Months Ended				Change
	December 30, 2006		December 24, 2005
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue
					Amount	%
Total Revenues	$20,106	100%	$5,155	100%	$14,951	290%

Operating Income (Loss)	$(305)	(2)%	$(188)	(4)%	$(118)	63%

Revenues for this business segment, which includes the AEG photoconductor business, mini C-arm business, domestic distribution of a third party extremity MRI system, the digital general radiography business and the conventional general radiography service business, increased primarily due to the incremental revenues of $12.2 million as a result of the AEG acquisition in the third quarter of fiscal 2006. Also contributing to the increase was $2.0 million of MRI extremity system sales and a $1.0 million increase mini C-arm sales. The decrease in operating income was primarily due to insufficient revenue volume for the third party extremity MRI systems to cover certain fixed costs.

Liquidity and Capital Resources

At December 30, 2006 we had approximately $134.7 million of working capital. At that date our cash and cash equivalents totaled $37.3 million. Our cash and cash equivalents balance increased approximately $7.4 million during the first quarter of fiscal 2007 primarily due to cash provided by operating activities partially offset by cash used to repay amounts outstanding under our line of credit and cash used for purchases of property and equipment.

Our operating activities provided us with $31.1 million of cash, which included net income of $16.1 million for the first quarter of fiscal 2007 increased by non-cash charges, depreciation and amortization of an aggregate $8.2 million, and stock-based compensation expense of $1.5 million, which were partially offset by the $2.2 million tax benefit related to the exercise of non-qualified stock options. Cash provided by operations due to changes in our current assets and liabilities included an increase in accrued expenses of $5.7 million, an increase in accounts payable of $2.9 million and a decrease in accounts receivable of $1.1 million. The cash provided by these changes in our current assets and liabilities was partially offset by an increase in inventories of $4.6 million. The increase in inventory was to support the increased sales volume, especially for digital mammography. The increase in accrued expenses is primarily the result of deferred compensation payable under our SERP. The increase in accounts payable was primarily due to the timing of payments and increased purchases to support our increasing revenues, especially in digital mammography.

In the first quarter of fiscal 2007, we used approximately $10.1 million of cash in investing activities. This use of cash was primarily attributable to the use of $5.9 million for purchases of property and equipment, which consisted primarily of manufacturing equipment, research and development test equipment, demonstration equipment and computer hardware. To a lesser extent, other assets increased $4.2 primarily due to cash used to purchase certain life insurance contracts to fund future payments under our SERP.

In the first quarter of fiscal 2007, financing activities used $13.3 million of cash due to the $15.0 million of repayments under our bank line of credit and $1.4 million of repayments on certain notes payable assumed with the acquisition of AEG. These cash uses were partially offset by the tax benefit related to the exercise of non-qualified stock options of $2.2 million and $900,000 of cash from the exercise of stock options.

As a result of the acquisition of AEG, we assumed certain of AEG’s existing debt aggregating $7.1 million as of December 30, 2006. The terms of the agreements have various maturities ranging from June 30, 2007 through March 15, 2011. Interest rates are variable and at December 30, 2006 ranged from 5.2% to 7.9%. In connection with our acquisition of AEG we issued a total of 109,720 shares of our common stock. These shares are subject to a contingent put option pursuant to which the holders have the option to resell the shares to us during a period of one year following the completion of the acquisition if the closing price of our stock falls and remains below a threshold price. The repurchase price would be the closing price of our common stock on the date of exercise. Our maximum aggregate obligation under these put options would be approximately $4.1 million if the put option were exercised for all the shares covered by those options and the closing price of our shares on the date of exercise equaled the maximum threshold price permitting the exercise of the option.

On July 27, 2006, we completed the acquisition of Suros Surgical Systems, Inc. with an initial aggregate purchase price of approximately $248 million paid in a combination of cash and in shares of our common stock. In addition, a cash earn-out will be payable in two annual cash installments equal to the incremental revenue growth in Suros Surgical’s business in the two years following the closing.

On September 25, 2006, we entered into an amended and restated credit agreement with Bank of America, N.A., and the other lenders party there to (BOA), providing for a $150 million senior unsecured revolving line of credit. At our option, revolving loans outstanding under the credit agreement will bear interest at a rate equal to (a) Eurodollar Rate - the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (known as “LIBOR”) plus the applicable margin (as defined in the credit agreement, which margin ranges from 0.625% to 1.00% depending on our consolidated leverage ratio) or (b) Base Rate - the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate plus .50%. The credit agreement includes financial covenants requiring that we maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum consolidated interest coverage ratio of 3.00:1.00. We were in compliance with these covenants as of December 30, 2006. The credit agreement also contains events of default that permit the acceleration of the loans and the termination of the credit agreement, including, but not limited to, payment defaults under the credit agreement and cross-default under certain other indebtedness, the breach of certain covenants, the entry of material judgments, and the occurrence of bankruptcy, insolvency or change of control events. As of December 30, 2006, there was

$40 million outstanding under this credit agreement with applicable interest rates ranging from 6.0% to 6.2%. Borrowings under the credit agreement were used to finance a portion of the Suros Surgical acquisition and for general corporate purposes. The credit agreement matures on September 24, 2011. As of December 30, 2006, we had $110 million available for future borrowings. Prior to maturity, we may reborrow amounts repaid for any permitted purpose.

The lease for our headquarters and manufacturing facility located in Bedford, Massachusetts and our Lorad manufacturing facility in Danbury, Connecticut, has a term of 20 years, with four five-year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.2 million per year, which is subject to adjustment for increases in the consumer price index. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, we make customary representations and warranties and agree to certain financial covenants and indemnities. In the event we default on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. We were in compliance with all covenants as of December 30, 2006.

We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (3.66% at December 30, 2006) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At December 30, 2006 there were no outstanding borrowings under this line.

The following table summarizes our contractual obligations and commitments as of December 30, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating Leases	$65,343	$6,489	$12,085	$10,872	$35,897
Purchase Obligations (1)	36,244	19,210	17,034	—	—
Long-Term Debt Obligations	7,131	1,283	2,020	3,828	—

Total Contractual Obligations	$108,718	$26,982	$31,139	$14,700	$35,897

(1)	Approximately $32.1 million of the purchase obligations relates to an exclusive distribution and service agreement in the United States under which we will sell and service a line of extremity MRI systems. Pursuant to the terms of this contract, we have certain minimum inventory purchase obligations for the initial term and are subject to renegotiation after the first eighteen month period in the event of any unforeseen changes in the market dynamics.

We also have outstanding two interest rate swap contracts that mature in 2010 and 9 forward foreign currency exchange agreements that mature in less than a year. Currently, these derivative instruments are in a net gain position, which is of an immaterial nature.

The amounts above do not include any amounts that may be payable to AEG and Suros for earn outs over the next two fiscal years. Except as set forth above and potential earn-outs for AEG and Suros, we do not have any other significant capital commitments. We are working on several projects, with an emphasis on digital mammography. In addition, we expect to continue to review and evaluate potential acquisitions of businesses, products or technologies, and strategic alliances that we believe will complement our current or future business. Subject to the risk factors set forth in our most recent Annual Report on Form 10-K and the general disclaimers set forth in our Cautionary Note at the outset of this Report, we believe that cash flow from operations and cash available from our bank line of credit will provide us with sufficient funds in order to fund our expected operations over the next twelve months.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our credit agreement with BOA and on the debt assumed as a result of our acquisition of AEG. At our option, revolving loans outstanding under the credit agreement will bear interest at a rate equal to (a) Eurodollar Rate - the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (known as “LIBOR”) plus the applicable margin (as defined in the credit agreement, which margin ranges from 0.625% to 1.00% depending on our consolidated leverage ratio) or (b) Base Rate - the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate plus .50%. The terms of the AEG debt agreements have various maturities ranging from June 30, 2007 through March 15, 2011. Interest rates are variable and at December 30, 2006 ranged from 5.2% to 7.9%. We may also incur interest expense on loans made under a European line of credit that accrues interest at the Europe Interbank Offered Rate plus 1.50% to 2.25%, as defined. At December 30, 2006, there were no amounts outstanding under the European line of credit.

We have interest rate swap contracts in place totaling 6 million Euros and $7.6 million U.S. dollars where we pay at a fixed rate and receive at a floating rate. Fixed rates range from 2.85% to 3.75% and the floating rates range from 2.1% to 3.66%. Maturity dates coincide with those of the outstanding hedge debt agreements, thus having various maturities ranging from November 2007 through December 2010.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities that experience a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition. Interest income on our investment is recorded as a component of Other Income in our accompanying Consolidated Statements of Income.

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

Substantially all of our sales outside the United States are conducted in U.S. dollar denominated transactions. We operate international subsidiaries that incur expenses denominated in local currencies. However, we believe that these operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Expenses to service our contracts are incurred both by our international/foreign subsidiaries in the local currency and by the parent company in U.S. dollars. As such, our operating results and certain assets and liabilities that are denominated in the foreign currencies are affected by changes in the relative strength of the U.S. dollar against the Euro. Our expenses are positively affected when the United States dollar strengthens against these currencies and adversely affected when the United States dollar weakens against these currencies. However, based on the level of operating expenses, we believe that the foreign currency exchange risk is not significant. During the three months ended December 30, 2006 and December 24, 2005 we incurred foreign currency exchange gains (losses) of $103,000 and $(19,000), respectively.

We occasionally use forward foreign exchange contracts to mitigate our foreign currency exchange rate exposures related to our foreign currency denominated assets and liabilities, and more specifically, to hedge, on a net basis, the foreign currency exposure of a portion of our German sales denominated in the U.S. dollar. The terms of these forward contracts are of a short-term nature (6-12 months). At December 30, 2006, we had $3.0 million outstanding forward foreign exchange contracts to exchange U.S. dollars for Euros. The forward foreign exchange contracts have various maturity dates through the second quarter of fiscal 2007 and had a book value that approximated fair value.

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

As of December 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

As a result of our acquisitions during fiscal 2006 we have begun to integrate certain business processes and systems of the acquired entities. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as these integrations are complete. There have been no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

HOLOGIC, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.

No material developments.

Item 1A.	Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

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

SIGNATURE S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

February 8, 2007	/s/ JOHN W. CUMMING
Date	John W. Cumming
Chairman and Chief Executive Officer

February 8, 2007	/s/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Treasurer
(Principal Financial Officer)