Form 10-Q
period 2007-03-31
HOLOGIC INC
filed 2007-05-08
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 4, 2007, 53,889,107 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

HOL OGIC, INC. AND SUBSIDIARIES

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31, 2007	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,501	$29,923
Accounts receivable, less reserves of $3,969 and $3,712, respectively	117,868	108,566
Inventories	92,410	93,477
Deferred income tax assets	32,887	50,944
Prepaid expenses and other current assets	11,581	7,112

Total current assets	309,247	290,022

PROPERTY AND EQUIPMENT, at cost:
Land	2,746	2,695
Buildings and improvements	26,300	25,699
Equipment and software	72,169	65,113
Furniture and fixtures	5,680	5,120
Leasehold improvements	5,193	4,535

	112,088	103,162
Less: Accumulated depreciation and amortization	(48,220)	(41,439)

	63,868	61,723

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $12,548 and $9,241, respectively	44,316	47,381
Developed technology and know-how, net of accumulated amortization of $14,263 and $8,946, respectively	105,463	110,780
Goodwill	341,710	341,994
Other assets, net	6,903	4,305

Total assets	$871,507	$856,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$—	$55,000
Current portion of notes payable	1,830	2,921
Accounts payable	35,019	26,443
Accrued expenses	64,162	59,012
Deferred revenue	34,959	30,903

Total current liabilities	135,970	174,279

Notes payable, net of current portion	7,022	6,163
Deferred income tax liabilities	59,941	60,858
Deferred revenue	6,794	6,630
Other long term liabilities	3,523	2,525

Total long term liabilities	77,280	76,176

Contingencies (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value- Authorized – 1,623 shares Issued – 0 shares	—	—
Common stock, $.01 par value- Authorized – 90,000 shares Issued – 53,835 and 52,645 shares, respectively	538	526

	March 31, 2007	September 30, 2006
Capital in excess of par value	546,057	532,255
Retained earnings	111,594	73,875
Accumulated other comprehensive income (loss)	532	(442)
Treasury stock, at cost - 90 shares	(464)	(464)

Total stockholders’ equity	658,257	605,750

Total liabilities and stockholders’ equity	$871,507	$856,205

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2007	March 25, 2006	March 31, 2007	March 25, 2006
Revenues:
Product sales	$154,691	$83,270	$294,311	$155,489
Service and other revenue	26,395	17,715	49,988	33,452

	181,086	100,985	344,299	188,941

Costs and Expenses (1):
Cost of product sales	64,552	39,453	125,938	74,106
Cost of product sales – amortization of intangibles	2,609	692	5,680	1,384
Cost of service and other revenue	30,377	18, 411	54,777	34,731
Research and development	10,991	6,322	21,807	11,829
Selling and marketing	19,710	10,908	40,593	21,886
General and administrative	16,689	8,642	31,420	16,277
Amortization of acquired intangibles	1,354	165	2,762	330
Charge for in-process research and development	—	—	—	4,200

	146,282	84,593	282,977	164,743

Income from operations	34,804	16,392	61,322	24,198
Interest income	516	978	777	2,273
Interest and other income (expense), net	(1,036)	44	(1,879)	9

Income before provision for income taxes	34,284	17,414	60,220	26,480
Provision for income taxes	12,650	6,250	22,500	9,600

Net income	$21,634	$11,164	$37,720	$16,880

Net income per common and common equivalent share:
Basic	$0.41	$0.25	$0.71	$0.38

Diluted	$0.40	$0.24	$0.69	$0.36

Weighted average number of common shares outstanding:
Basic	53,310	45,189	52,963	44,770

Diluted	54,763	47,345	54,578	47,073

(1)	Stock-based compensation included in costs and expenses during the three and six months ended March 31, 2007 was $192 and $365 for cost of revenues, $195 and $405 for research and development, $198 and $342 for selling and marketing and $1,003 and $1,992 for general and administrative. Included in costs and expenses for the three and six months ended March 25, 2006 was stock based compensation of $98 and $184 for cost of revenues, $97 and $193 for research and development, $76 and $148 for selling and marketing and $467 and $880 for general and administrative.

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	March 31, 2007	March 25, 2006
OPERATING ACTIVITIES:
Net income	$37,720	$16,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,035	3,432
Amortization	8,615	1,829
Non-cash interest expense	89	—
Tax benefit related to exercise of non-qualified stock options	(2,244)	(16,639)
Charge for in-process research and development	—	4,200
Stock-based compensation expense	3,104	1,405
Deferred income taxes	16,880	(1,471)
Loss on disposal of property and equipment	12	99
Changes in assets and liabilities-
Accounts receivable	(8,285)	(13,081)
Inventories	2,041	(16,362)
Prepaid expenses and other current assets	(3,970)	(4,394)
Accounts payable	8,305	5,940
Accrued expenses	6,015	18,747
Deferred revenue	4,901	2,494

Net cash provided by operating activities	80,218	3,079

INVESTING ACTIVITIES:
Net cash paid for acquisition of intangible assets	—	(27,594)
Proceeds from sale of cost method investment	2,150	—
Purchase of property and equipment	(9,226)	(4,816)
Increase in other assets	(4,367)	(2,588)

Net cash used in investing activities	(11,443)	(34,998)

FINANCING ACTIVITIES:
Repayment under credit facility	(55,000)	—
Borrowing under note payable	1,500	—
Repayment under note payable	(1,215)	—
Tax benefit related to exercise of non-qualified stock options	2,244	16,639
Net proceeds from sale of common stock pursuant to stock plans	8,468	9,616

Net cash (used in) provided by financing activities	(44,003)	26,255

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(194)	(45)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,578	(5,709)
CASH AND CASH EQUIVALENTS, beginning of period	29,923	113,994

CASH AND CASH EQUIVALENTS, end of period	$54,501	$108,285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,791	$108

Cash paid during the period for interest	$1,738	$59

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Exchange of note receivable for intangible assets	$—	$5,424

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

The consolidated balance sheet at September 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of March 31, 2007, the consolidated statements of income for the three and six months ended March 31, 2007 and March 25, 2006 and the consolidated statements of cash flows for six months ended March 31, 2007 and March 25, 2006, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three months and six months ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 29, 2007.

On November 30, 2005, the Company effected a two-for-one stock split in the form of a stock dividend. The stock split has been retroactively reflected in the accompanying consolidated financial statements and notes for all periods presented.

(2)	Reclassifications

Amortization expense for acquired developed technology and know how previously recorded within research and development and general and administrative expense totaling $692 and $1,384 for the three and six months ended March 25, 2006, respectively in the Consolidated Statement of Income has been reclassified to cost of product sales – amortization of intangible assets to conform with the current period presentation. The Company has also reported amortization expense related to other intangible assets as a separate line item within the Consolidated Statements of Income for the three and six months ended March 31, 2007 and therefore, has reclassified $165 and $330 from selling and marketing for the three and six months ended March 25, 2006, respectively.

(3)	Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, pension liabilities, contingent liabilities, and recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

On September 29, 2005, the Company acquired intellectual property relating to Fischer Imaging Corporation’s mammography business and products, including the intellectual property relating to its Mammotest prone breast biopsy and Senoscan digital mammography systems for $26,900 in cash and cancellation of the principal and interest outstanding under a $5,000 secured loan previously provided by the Company to Fischer. As part of the purchase price allocation the Company recorded a charge to in process research and development of $4,200 in the six months ended March 25, 2006. As a result of a Federal Trade Commission inquiry in the fourth quarter of 2006, the Company sold to Siemens AG for a cash payment of

$6,500, all of the intellectual property the Company acquired from Fischer relating to the Mammotest system, subject to the Company’s retention of a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use that intellectual property.

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

The aggregate purchase price for AEG was approximately $31,300 (subject to adjustment) consisting of EUR 20,485 (approximately $24,100) in cash and 110 shares of Hologic common stock valued at $5,300, and approximately $1,900 for acquisition related fees and expenses. These 110 shares are subject to put options pursuant to which the holders have the option to resell the shares to the Company during a period of one year following the completion of the acquisition if the closing price of the Company’s stock falls and remains below a threshold price. The repurchase price would be the closing price of the Company’s common stock on the date of exercise. The Company’s maximum aggregate obligation under these put options would be approximately $4,100 if the put option were exercised for all the shares covered by those options and the closing price of the Company’s shares on the date of exercise equaled the maximum threshold price permitting the exercise of the option. No shares were subject to the put option as of March 31, 2007 as the Company’s stock price was in excess of the minimum value, and the put option expired on May 2, 2007.

The acquisition also provides for a one-year earn out of EUR 1,700 (approximately $2,000 USD) payable in cash if AEG calendar year 2006 earnings, as defined, exceeds a pre-determined amount. The Company does not believe any amounts will be payable for the earn-out as the Company does not believe that AEG’s calendar year 2006 earnings, as defined, exceeded the pre-determined amount. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration, if any, would represent additional purchase price. As a result, goodwill would be increased by the amount of the additional consideration, if any, when it becomes due and payable.

The Company has implemented and finalized a plan to restructure certain of AEG’s historical activities. The Company recorded a liability of approximately $2,400 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, (EITF 95-3) related to the termination of certain employees under this plan and approximately $1,868 has been paid as of March 31, 2007. The final purchase price allocations will be completed within one year of the acquisition and any adjustments are not expected to have a material impact on the Company’s financial position or results of operation. As part of the AEG acquisition the Company acquired a minority interest in the equity securities of a private German company. The Company estimated the fair value of these securities to be approximately $1,400 in its original purchase price allocation. During the three months ended March 31, 2007, the Company sold these securities for proceeds of approximately $2,150. The difference of approximately $750 between the original fair value estimate and proceeds upon sale has been recorded as a reduction of goodwill. There have been no other material changes to purchase price allocation as disclosed in the Company’s Form 10-K for the year ended September 30, 2006.

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

The Company has begun to assess and formulate a plan to restructure certain of R2’s historical activities. As of the acquisition date the Company recorded a liability of approximately $798 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees and loss related to the abandonment of certain lease space under this plan of which approximately $585 has been paid as of March 31, 2007. The Company believes this plan will be finalized within one year from the acquisition date and will record any additional liabilities at such time resulting in an increase to goodwill. The final purchase price allocations will be completed within one year of the acquisition and any adjustments are not expected to have a material impact on the Company’s financial position or results of operation. The Company reduced goodwill related to the R2 acquisition in the amount of $195 during the six months ended March 31, 2007. The reduction was primarily related to a change in the valuation of certain assets and liabilities acquired based on information received during the six months ended March 31, 2007. There have been no other material changes to the purchase price allocation as disclosed in the Company’s Form 10-K for the year ended September 30, 2006.

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

The acquisition also provides for a two-year earn-out. The earn-out will be payable in two annual cash installments equal to the incremental revenue growth in Suros’ business in the two years following the closing. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration represents additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. The final purchase price allocations will be completed within one year of the acquisition and any adjustments are not expected to have a material impact on the Company’s financial position or results of operation. The Company increased goodwill related to the Suros acquisition in the amount of $622 during the six months ended March 31, 2007. The increase was primarily related to recording a liability of approximately $550 in accordance with EITF 95-3 related to the termination of certain employees who have ceased all services for the Company. Approximately $335 of this liability was paid during the three months ended March 31, 2007 and the balance is expected to be paid by the end of the second quarter of fiscal 2008. The remaining increase was related to a decrease in the estimate fair value of certain property and equipment. There have been no other material changes to purchase price allocation as disclosed in the Company’s Form 10-K for the year ended September 30, 2006.

Supplemental Pro-forma Information

The following unaudited pro forma information presents the consolidated results of operations of the Company, R2 and Suros for the six months ended March 25, 2006 as if the acquisitions had occurred at the beginning of the fiscal period, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing and certain other adjustments together with related tax effects:

(in thousands, except per share data)	2006
Net revenue	$225,932
Net loss	$3,243
Net loss per share—basic	$0.06
Net loss per share—assuming dilution	$0.06

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

(6)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2007	September 30, 2006
Raw materials and work-in-process	$60,750	$58,226
Finished goods	31,660	35,251

	$92,410	$93,477

Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(7)	Credit Facilities

Credit Agreement

On September 25, 2006, the Company entered into an amended and restated $150,000 unsecured line of credit agreement (Credit Agreement) with Bank of America, N.A. and the other lenders party thereto (BOA). At the Company’s option, committed loans (as defined in the Credit Agreement) outstanding under the Credit Agreement will bear interest at a rate equal to (a) Eurodollar Rate – the British Bankers Association London Inter-Bank offered Rate for dollar deposits (“LIBOR”) plus the applicable margin (as defined in the Credit Agreement, which margins ranges from 0.625% to 1.00% depending on the Company’s consolidated leverage ratio) or (b) Base Rate – the higher of the (i) the Bank of America prime rate and (ii) the Federal Funds rate plus .50% (the “Base Rate”). The Credit Agreement includes financial covenants requiring the Company to maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum consolidated interest coverage ratio of 3.00:1.00. The Credit Agreement also contains events of default that permit the acceleration of the loans and the termination of the Credit Agreement, including, but not limited to, payment default under the Credit Agreement and cross-default under certain other indebtedness, the breach of certain covenants, the entry of material judgments, and the occurrence of bankruptcy, insolvency or change of control events. Certain of these clauses have been determined to represent subjective acceleration clauses. There is no requirement to maintain a lock-box arrangement with the BOA. There were no amounts outstanding under this agreement as of March 31, 2007. Borrowings that were outstanding during the three months ended March 31, 2007 had applicable interest rates ranging from 5.9% to 6.2%. Interest expense incurred under this line of credit totaled $554 and $1,367 for the three and six months ended March 31, 2007. The Company was in compliance with its financial covenants as of March 31, 2007. As of March 31, 2007, the Company had $150,000 available for future borrowings under the Credit Agreement.

Debt

In connection with the acquisition of AEG, the Company assumed certain of AEG’s existing debt, as of March 31, 2007 this debt balance aggregated $8,852. The terms of the agreements have various maturities ranging from June 30, 2007 through September 15, 2012. Interest rates are variable and at March 31, 2007 ranged from 5.4% to 7.8%. Interest expense incurred under these debt agreements totaled $191 and $352 for the three and six months ended March 31, 2007.

(8)	Derivative Financial Instruments and Hedging Agreements

Interest rate swaps

In connection with the debt assumed from the AEG acquisition (see Notes 5 and 7), the Company has in place, interest rate swap contracts with a total notional value of 6,000 euros (approximately $8,000 U.S. dollars at March 31, 2007). These interest rate swaps are used to convert the floating interest-rate component of certain debt obligations to fixed rates. Maturity dates coincide with those of the outstanding hedged debt agreements of July 2010 and December 2010. These agreements do not qualify for hedge accounting under Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and thus are marked to market each reporting period with the change in fair value recorded to interest and other income (expense), net in the accompanying Consolidated Statements of Income. The fair value of the interest rate swaps was $87 as of March 31, 2007.

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

At March 31, 2007, the Company had 3 outstanding forward exchange contracts to exchange $750 U.S. dollars for Euros. The forward foreign exchange contracts mature during the third quarter of fiscal 2007 and had a book value that approximated fair value.

The change in fair value of these outstanding contracts during the three months ended March 31, 2007 of $20 is included in other income in the accompanying Consolidated Statement of Income.

(9)	Pension and Other Employee Benefits

In conjunction with the May 2, 2006 acquisition of AEG, the Company assumed certain defined benefit pension plans covering the employees of the AEG German subsidiary (Pension Benefits). The Company is required to account for these Pension Benefits in accordance with SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87), which requires that amounts recognized in the financial statements be determined on an actuarial basis. As of March 31, 2007, the Company has recorded a pension liability of approximately $9,100 as a component of accrued expenses in the accompanying consolidated financial statements.

Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Benefits are safeguarded by the Pension Guaranty Fund; a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency.

The table below outlines the components of net periodic benefit cost and related actuarial assumptions of the Company’s German Pension Benefits plans:

Three Months Ended
March 31, 2007
Service cost	$—
Interest cost	186
Expected return on plan assets	—
Amortization of prior service cost	—
Recognized net actuarial loss	—

Net periodic benefit cost	$186

(10)	Net Income Per Share

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2007 1	March 25, 2006	March 31, 2007	March 25, 2006
Basic weighted average common shares outstanding	53,310	45,189	52,963	44,770
Weighted average common equivalent shares	1,453	2,156	1,615	2,303

Diluted weighted average common shares outstanding	54,763	47,345	54,578	47,073

Diluted weighted average shares outstanding do not include options outstanding to purchase 668 and 647 common-equivalent shares for the three and six months end March 31, 2007, respectively, and 149 and 262 common-equivalent shares for the three and six months ended March 25, 2006, respectively, as their effect would have been antidilutive.

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

The Company adopted SFAS 123(R) at the beginning of fiscal 2006 utilizing the, “modified prospective” method. A “modified prospective” method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As a result, the Company is recognizing compensation for the fair value of the unvested portion of option grants issued prior to the adoption of SFAS 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123. As a result, the Company has applied an estimated forfeiture rate of 9.4% and 10.6% in the three months ended March 31, 2007 and March 25, 2006, respectively, in determining the expense recorded in the Company’s Consolidated Statement of Income.

The Company has recorded stock-based compensation expense related to employee stock options of $1,275 and $2,431 during the three and six months ended March 31, 2007 and $738 and $1,405 during the three and six months ended March 25, 2006. The compensation expense reduced both basic and diluted earnings per share by $0.01 during the three month periods ended March 31, 2007, and reduced both basic and diluted earnings per share by $0.03 during the six months ended March 31, 2007, respectively. The compensation expense reduced both basic and diluted earnings per share by $0.01 for the three months ended March 25, 2006 and reduced both basic and diluted earning per share by $0.02 for the six months ended March 25, 2006. As of March 31, 2007, there was $14,600 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 3.4 years.

On October 30,2006, the Compensation Committee of the Board of Directors approved the award of 31 restricted stock units with a fair value of $1,500 on the date of grant. The restricted stock units vest upon the earlier of (i) October 30, 2009, (ii) death or disability of the participant or (iii) a change in control of the Company subject to certain conditions. The Company is recording compensation expense for the restricted stock units ratably over the three-year vesting period, which totaled $204 in the six months ended March 31, 2007. The restricted shares have been excluded from the computation of basic earnings per share until the shares vest because the employee is not entitled to the reward of stock ownership. During the three months ended March 31, 2007 1 share was forfeited as a result of the termination of certain employees during the period. None of these restricted stock units were vested as of March 31, 2007.

The Company has also recorded $234 and $468 of stock-based compensation expense during the three and six months ended March 31, 2007 for the fair value of restricted stock units (see Notes 18 for further discussion). The restricted shares have been excluded from the computation of basic earnings per share until the shares vest because the employee is not entitled to the reward of stock ownership. None of the restricted stock units were vested as of March 31, 2007.

Effective with the adoption of SFAS 123(R), the Company has elected to use a bi-nomial model to determine the weighted average fair value of options, rather than the Black-Scholes model. The Company considered a number of factors to determine the fair value of options including the advice of an outside valuation advisor and the advisor’s model. The weighted average fair value of options granted during the three and six months ended March 31, 2007, was $25.02 and $24.91, respectively. The weighted average fair value of options granted during the three and six months ended March 25, 2006 was $19.60 and $17.26, respectively. The weighted-average assumptions utilized to determine such values, under the binomial valuation method are indicated in the following table:

	Three Months Ended		Six Months Ended
	March 31, 2007	March 25, 2006	March 31, 2007	March 25, 2006
Risk – free interest rate	5.0%	4.6%	5.0%	4.5%
Expected volatility	55%	55%	55%	55%
Expected life (in years)	5.0 years	4.6 years	5.0 years	4.7 years
Dividend yield	—	—	—	—

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

The following table summarizes all stock option activity under all of the plans during the six months ended March 31, 2007:

	Number of Shares	Per Share Exercise Price	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2006	4,165	$1.97 –55.27	$15.12	$120,030
Granted	88	42.89 –59.97	48.53
Terminated	(58)	4.50 – 53.62	37.63
Exercised	(1,190)	1.97 – 37.92	7.12	$56,508

Outstanding at March 31, 2007	3,005	$1.97 –59.97	$18.82	$116,609

Exercisable at March 31, 2007	1,721	$1.97 – 55.27	$9.64	$82,626

Vested and expected to vest at March 31, 2007 (1)	2,744	$1.97 – 59.27	$17.30	$110,699

Available for Grant at March 31, 2007	1,013

(1)	This represents the number of vested stock options as of March 31, 2007 based on the unvested outstanding options at March 31, 2007 adjusted for estimated forfeitures.

The table below provides the range of exercise prices for options outstanding and options exercisable at March 31, 2007 however, the table excludes outstanding restricted stock units, originally issued in fiscal 2006 and 2007, for 54 and 30 shares of common stock with a weighted average grant date fair value of $46.38 and $48.30 respectively:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$1.97 – 2.53	107	3.75	$2.45	107	$2.45
2.56 – 3.62	72	3.30	3.15	72	3.15
3.63 – 5.13	520	5.34	4.70	517	4.70
5.25 – 7.13	582	6.43	6.99	322	6.90
7.15 – 13.31	555	4.29	10.01	484	9.93
13.60 – 18.48	83	7.83	17.11	22	14.54
18.56 – 27.73	325	8.51	25.63	115	24.20
28.15 – 41.57	122	8.75	36.27	32	35.94
42.12 – 59.97	639	9.22	46.83	50	48.09

$ 1.97 – 59.97	3,005	6.62	$18.82	1,721	$9.64

A summary of the status of the Company’s restricted stock units and the Company’s only non-vested shares, as of March 31, 2007, and changes during the six months ended March 31, 2007, is presented below:

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 30, 2006	54	$46.38
Granted	31	48.30
Vested	—	—
Forfeited	(1)	48.30

Non-vested at March 31, 2007	84	$47.07

As of March 31, 2007, there was $2,937 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.06 years.

(12)	Comprehensive Income

The Company’s only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.

A reconciliation of comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2007 1	March 25, 2006	March 31, 2007	March 25, 2006
Net income as reported	$21,634	$11,164	$37,720	$16,880
Foreign currency translation adjustment	306	30	974	(36)

Comprehensive income	$21,940	$11,194	$38,694	$16,844

(13)	Business Segments and Geographic Information

The Company reports its business as three segments: mammography/breast care, osteoporosis assessment and other. The Company’s other business segment includes AEG, mini C-arm, extremity MRI, conventional general radiography service and digital general radiography systems businesses. Identifiable assets for the three principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other identifiable assets as corporate assets. Intersegment sales and transfers are not significant. Segment information for the three and six months ended March 31, 2007 and March 25, 2006 is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2007	March 25, 2006	March 31, 2007	March 25, 2006
Total revenues–
Mammography/Breast Care	$144,879	$72,980	$270,282	$135,760
Osteoporosis Assessment	15,992	21,399	33,695	41,419
Other	20,215	6,606	40,322	11,762

	$181,086	$100,985	$344,299	$188,941

Operating income –
Mammography/Breast Care	$33,078	$13,268	$57,010	$18,257
Osteoporosis Assessment	1,377	2,855	4,269	5,860
Other	349	269	43	81

	$34,804	$16,392	$61,322	$24,198

Depreciation and amortization–
Mammography/Breast Care	$5,474	$1,915	$11,569	$3,795
Osteoporosis Assessment	983	693	1,935	1,332
Other	962	74	2,146	134

	$7,419	$2,682	$15,650	$5,261

Capital expenditures–
Mammography/Breast Care	$1,441	$1,022	$3,833	$2,883

	Three Months Ended		Six Months Ended
	March 31, 2007	March 25, 2006	March 31, 2007	March 25, 2006
Osteoporosis Assessment	1,284	470	3,235	1,933
Other	570	—	2,158	—

	$3,295	$1,492	$9,226	$4,816

	March 31, 2007 1	September 30, 2006 1
Identifiable assets–
Mammography/Breast Care	$568,142	$576,832
Osteoporosis Assessment	12,621	11,248
Other	58,025	59,063
Corporate	232,719	209,062

	$871,507	$856,205

There were no customers with balances greater than 10% of accounts receivable as of March 31, 2007 and March 25, 2006, nor any customer that represented greater that 10% of product revenues during the three and six months ended March 31, 2007 and March 25, 2006.

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America during the three and six months ended March 31, 2007 totaled approximately $40,337 and $78,867, respectively, and for the three and six months ended March 25, 2006 totaled approximately $29,104 and $53,150, respectively.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2007	March 25, 2006	March 31, 2007	March 25, 2006
Europe	15%	20%	16%	19%
Asia	7	10	6	9
All others	4	5	5	6

	26%	35%	27%	34%

(14)	Litigation and Other Matters

In March 2005, the Company was served with a Complaint filed on November 12, 2004 by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that the Company’s HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff was seeking to preliminarily and permanently enjoin the Company from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, the Company filed an Answer and Counterclaims in response to the Complaint in which the Company denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. On March 2, 2007, The District Court granted the Motion for Summary Judgment in this matter, ruled Sokolov’s patent invalid, and dismissed Sokolov’s complaint with prejudice. The Company’s counterclaims for damages and other relief have not been dismissed. Sokolov has a right to appeal the matter after conclusion of the case as a whole. Independently, the United States Patent and Trademark Office is considering the scope and validity of Sokolov’s patent in a reexamination proceeding. The Company does not believe that it infringes any valid or enforceable patents of the plaintiff and intends to vigorously defend its interests. As such, no amounts have been accrued related to this matter as of March 31, 2007.

In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not reasonably be likely to have a material effect on the Company’s financial condition or results of operations.

(15)	Income Taxes

The Company’s effective tax rates for the three and six months ended March 31, 2007 was 37% and for the three and six months ended March 25, 2006 were 36% respectively, which were lower than the Company’s combined statutory federal and state rate of 40.0%. For all of these periods the lower effective rate is because of research credits and a portion of the Company’s domestic manufacturing profits is exempt from tax. As of March 31, 2007 the Company has recorded a net deferred tax liability of $27,054. This liability is net of certain deferred tax assets, which are primarily comprised of NOL carryforwards as a result of the R2 and Suros acquisitions. Management’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company combined with tax planning strategies available to the Company will provide sufficient taxable income to realize recorded tax assets. Such tax strategies include estimates and involve judgment. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable. The Company’s net deferred tax liability increased $16,880 in the six months end March 31, 2007 primarily due to the utilization of NOL carry forwards in the current period.

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

Product warranty activity for the six months ended March 31, 2007 and March 25, 2006 is as follows:

	Balance at Beginning of Period	Accruals for warranties issued during the period	Write- Offs/Payments	Balance at End of Period
Six Months Ended:
March 31, 2007	$8,987	$4,780	$(3,189)	$10,578
March 25, 2006	$6,674	$3,014	$(1,573)	$8,115

(17)	Restructuring Accrual

Workforce reduction

As of the dates of acquisition of AEG, R2 and Suros (See Note 5), management of the Company began assessing and formulating a plan to involuntarily terminate certain employees of the acquired companies. In the fourth quarter of fiscal 2006, the Company finalized and approved a headcount reduction plan under which the Company terminated 53 manufacturing and administrative personnel and 21 manufacturing and administrative personnel of the acquired AEG subsidiaries in Germany and the United States, respectively. In the fourth quarter of fiscal 2006, the Company also approved a headcount reduction plan under which the Company terminated 58 personnel of R2 across all functional areas of the acquired entity. During the three months ended March 31, 2007 the Company finalized and approved a head count reduction plan under which the Company terminated two members of the Suros executive management team. The reduction plans resulted in a liability for costs associated with an employee severance arrangement of approximately $3,435 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These costs were included in the respective purchase price allocations. The Company has made payments totaling $2,669 through March 31, 2007 and anticipates all remaining amounts of $766, which is included in accrued expenses, to be paid through the first six months of fiscal 2008.

Lease charges

In conjunction with the acquisition of R2 (see Note 5), the Company recorded a liability for lease abandonment costs of $312 related to lease payments on leased facilities in Santa Clara, California. The costs were included in the purchase price allocation as part of goodwill in accordance with EITF Issue No. 95-3. The Company has made payments of $118 related to this liability as of March 31, 2007 and anticipates paying substantially all of the remaining balance of $194, which is included in accrued expenses, in fiscal 2007.

(18)	Related Party Transactions

In May 2006, the Company entered into retention and severance agreements with certain executives that provide for retention payments in cash totaling $3,000 if these executives remain employed with the Company through December 31, 2008 (“Retention Date”). The Company has determined that it is probable that these amounts will be paid and therefore, is accruing these amounts ratably through the Retention Date. In addition, in connection with the retention and severance agreements, these executives were awarded 54 restricted stock units with an aggregate value of $2,500. These restricted stock units cliff vest on the Retention Date. These shares are excluded from the computation of basic earnings per share until the shares vest because the employee is not entitled to the reward of stock ownership. The Company is recording the $2,500 of stock based compensation, over the vesting period of the restricted stock. As a result, the Company recorded stock based compensation expense of $234 and $468 during the three and six months ended March 31, 2007. The retention and severance agreement also provide these executives with certain cash payment and continuation of benefits, as defined, in the event of termination without cause.

(19)	Supplemental Executive Retirement Plan

Effective March 15, 2006, the Company adopted a Supplemental Executive Retirement Plan (the “SERP”), to provide non-qualified retirement benefits to a select group of executive officers, senior management and highly compensated employees of the Company. Eligible employees may elect to contribute up to 75% of their annual base salary and 100% of their annual bonus to the SERP. In addition, the Company may elect to make annual discretionary contributions on behalf of participants in the SERP. Each Company contribution is subject to a three-year vesting schedule, such that each contribution is one third vested on the last day of each fiscal year following the fiscal year to which such contribution is related and is fully vested on the last day of such third fiscal year. The Company contributions become fully vested upon death or disability of the participant or a change in control of the Company. Voluntary contributions made by the participant are 100% vested. All voluntary contributions have been recorded as a component of accrued expenses in the accompanying consolidated balance sheet.

Upon enrollment into the SERP, employees make investment elections for both their voluntary contributions and discretionary contributions made by the Company. Earnings and losses on contributions based on these investment elections are recorded as a component of compensation expense in the period earned.

On October 30, 2006 the Compensation Committee of the Board of Directors approved a $1,500 discretionary cash contribution to the SERP. Discretionary contributions by the Company to the SERP are held in a Rabbi Trust. The Company is recording compensation expense for the SERP discretionary contribution ratably over the three-year vesting period, which totaled $204 in the six months ended March 31, 2007. The full amount of the discretionary contribution has been recorded as a component of accrued expenses in the accompanying Consolidated Balance Sheet.

The Company has purchased a Company-owned life insurance contract, in which both voluntary and discretionary Company SERP contributions are invested to fund payment of these amounts and related earnings, in the amount of $3,300 which approximates the total of employee voluntary contributions into the plan and the Company’s cash portion of its discretionary contribution. The value of this life insurance contract has been recorded as a component of other long-term assets in the accompanying Consolidated Balance Sheet. Changes in the cash surrender value of life insurance contract are recorded as a component of interest and other income (expense) in the accompanying Consolidated Statement of Income.

(20)	Goodwill and Intangible Assets

Consistent with prior years, the Company conducted its annual impairment test of goodwill during the second quarter of fiscal 2007. In performing the test, the Company utilizes the two-step approach prescribed under FASB Statement No. 142, Goodwill and Other Intangible Assets. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. The Company considered a number of factors to determine the fair value of a reporting unit, including an independent valuation, to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales or offerings of similar companies. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. Since the adoption of Statement No. 142, we have not performed the second step of the impairment test because the fair value of each reporting unit has exceeded its respective carrying value.

The estimate of fair value requires significant judgment. Any loss resulting from an impairment test would be reflected in operating income in the Company’s consolidated statement of income. The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

Goodwill by reporting segment consists of the following:

Reporting Segment	Balance as of March 31, 2007	Balance as of September 30, 2006
Mammography/Breast Care	$335,449	$335,021
Other	$6,261	$6,973

	$341,710	$341,994

Intangible assets consist of the following:

Reporting Segment	Description	Weighted Average Estimated Useful Life	As of March 31, 2007		As of September 30, 2006
			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Osteoporosis Assessment	Patents	12.4 years	$5,003	4,717	$4,952	4,650
Mammography/Breast Care	Developed Technology	9.3 years	117,826	14,047	117,826	8,853
	Customer Relationship	8.5 years	37,793	3,771	37,793	1,437
	Trade Name	8.5 years	9,100	491	9,100	134
	Order Backlog	6 months	800	800	800	430
	Patents	6.9 years	968	632	777	531
Other	Patents	4 years	2,000	2,000	2,000	2,000
	Developed Technology	8.5 years	1,900	216	1,900	93
	Customer Relationship	8.5 years	800	91	800	40
	Trade Name	8.5 years	400	46	400	20

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

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Remainder of Fiscal 2007	$8,100
Fiscal 2008	20,600
Fiscal 2009	21,300
Fiscal 2010	21,800
Fiscal 2011	19,600

(21)	Recent Accounting Pronouncements

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

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statue of limitations. Derecognizing of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognizing of tax positions.

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

We have recently acquired AEG Elektrofotografie, R2 Technologies and Suros Surgical Systems. Risks and uncertainties relating to these acquisitions could cause actual results to materially differ from those contemplated by the forward-looking statements include, without limitation: our ability to successfully integrate acquired businesses, which may result in the combined companies not operating as effectively and efficiently as expected; the ability and time it may take to achieve the expected synergies from our acquisitions; the risk that we may incur unexpected costs or liabilities in connection with an acquisition; the risk that the combined companies may be adversely affected by future legislative, regulatory, or tax changes as well as other economic, business and/or competitive factors; risks associated with international operations, particularly in respect of the acquisition of AEG, which has headquarters in Germany and operates a manufacturing facility in China; financing risks associated with the acquisitions, including risks relating to our obligation to meet financial covenants and payment obligations under bank or other financing obtained to fund our earn-out obligations under the Suros acquisition.

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

Our mammography/ breast care products include a broad product line of breast imaging and related products, including film-based and digital mammography systems, computer-aided detection (CAD), breast biopsy systems and digital detector products. These products are inclusive of those recently acquired from R2 and Suros. Our digital detector products are a digital component for our digital mammography equipment and, to a much lesser extent, are a digital component for original equipment manufacturers to incorporate into their own equipment. Our osteoporosis assessment products primarily consist of dual-energy X-ray bone densitometry systems and, to a lesser extent, an ultrasound-based osteoporosis assessment product. Our other business segment includes our AEG photoconductor materials businesses, mini C-arm, extremity MRI, conventional general radiography service, and digital general radiography systems service.

ACQUISITIONS

Fischer

On September 29, 2005, for a purchase price of $32 million, we acquired intellectual property relating to Fischer Imaging Corporation’s mammography business and products, including the intellectual property relating to its Mammotest prone breast biopsy and Senoscan digital mammography systems. As a part of the purchase price allocation we recorded a charge to in process research and development of $4.2 million in the three months ended December 24, 2005. As a result of the FTC inquiry in the fourth quarter of 2006, we sold to Siemens AG for a cash payment of $6.5 million, all of the intellectual property we acquired from Fischer relating to the Mammotest system, subject to our retention of a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use that intellectual property.

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

The aggregate purchase price for AEG was approximately $31.3 million (subject to adjustment) consisting of EUR 20.5 million (approximately $24.1 million) and 110,000 shares of our common stock valued at $5.3 million, and approximately $1.9 million for acquisition related fees and expenses. These 110,000 shares were subject to a contingent put option pursuant to which the holders have the option to resell the shares to us during a period of one year following the completion of the acquisition if the closing price of our stock fell and remained below a threshold price. The repurchase price would be the closing price of our common stock on the date of exercise. Our maximum aggregate obligation under these put options was approximately $4.1 million if the put options were exercised for all the shares covered by those options and the closing price of our shares on the date of exercise equaled the maximum threshold price permitting the exercise of the options. As of March 31, 2007 , the shares were not subject to the contingent put right as the price of our common stock exceeded the minimum value, and on May 2, 2007 this put option expired without having been exercised.

The acquisition also provides for a one-year earn out of EUR 1.7 million (approximately $2.0 million USD) which will be payable in cash if AEG calendar year 2006 earnings, as defined, exceeds a pre-determined amount. We have considered the provisions of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration would represent additional purchase price. As a result, goodwill would be increased by the amount of such additional consideration, if any, when it becomes due and payable. We do not believe any amounts will be payable for the earn-out as we do not believe that AEG’s calendar year 2006 earnings, as defined, exceed the pre-determined amount.

We have formulated a plan to restructure certain of AEG’s historical activities. We have recorded a liability of approximately $2.4 million in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees under this plan and approximately $1.9 million has been paid as of March 31, 2007. As part of the AEG acquisition we acquired a minority interest in the equity securities of a private German company. We estimated the fair value of these securities to be approximately $1.4 million in our original purchase price allocation. During the three months ended March 31, 2007, we sold these securities for proceeds of approximately $2.15 million. The difference of approximately $750,000 between the original fair value estimate and proceeds upon sale has been recorded as a reduction of goodwill. There have been no other material changes to purchase price allocation as disclosed in our Form 10-K for the year ended September 30, 2006.

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

We have formulated a plan to restructure certain of R2’s historical activities. As of the acquisition date we have recorded a liability of approximately $798,000 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees and a loss related to the abandonment of certain lease space under this plan. Approximately $585,000 related to these liabilities has been paid as of March 31, 2007. We believe this plan will be finalized within one year from the acquisition date and will record any additional liabilities at such time resulting in an increase to goodwill. We reduced goodwill related to the R2 acquisition in the amount of $195,000 during the six months ended March 31, 2007 related to a change in the valuation of certain assets and liabilities acquired based on information received during the six months ended March 31, 2007. The final purchase price allocations will be completed within one year of the acquisition and any adjustments are not expected to have a material impact on our financial position or results of operation.

Suros Surgical Systems

On July 27, 2006, we completed the acquisition of Suros Surgical Systems, Inc, (Suros). Suros, located in Indianapolis, Indiana, develops, manufactures and sells minimally invasive interventional breast biopsy technology and products for biopsy, tissue removal and biopsy site marking. The purchase price for Suros was approximately $240 million paid in a combination of cash and 2.3 million shares of our common stock. The common stock value of approximately $106.5 million, cash paid of $139 million inclusive of certain liabilities assumed, and approximately $2.6 million for acquisition related fees and expenses resulted in an aggregate purchase price of approximately $248 million. The results of operations for Suros have been included in our consolidated financial statements from the date of acquisition as part of our Mammography / Breast Care business segment. We have recorded a liability of approximately $550,000 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to a head count reduction plan under which we terminated two members of Suros executive management team. Approximately $335,000 of this liability was paid during the three months ended March 31, 2007 the balance is expected to be paid by the end of the second quarter of fiscal 2008.

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

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales

	Three Months Ended						Six Months Ended
	March 31, 2007		March 25, 2006		Change		March 31, 2007		March 25, 2006		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue				% of Total Revenue		% of Total Revenue
					Amount	%	Amount		Amount		Amount	%
Product Sales
Mammography/Breast Care	$126,384	70%	$63,020	62%	$63,364	101%	$235,890	69%	$117,326	62%	$118,564	101%
Osteoporosis Assessment	$11,062	6%	$16,185	16%	$(5,123)	(32)%	$23,839	7%	$31,195	16%	$(7,356)	(24)%
Other	$17,245	10%	$4,065	4%	$13,180	324%	$34,582	10%	$6,968	4%	$27,614	396%

	$154,691	85%	$83,270	82%	$71,421	86%	$294,311	85%	$155,489	82%	$138,822	89%

In the current three and six month periods, our product sales increased 86% and 89%, respectively, compared to the corresponding periods in the prior year, primarily due to an increase in revenues from our mammography / breast care products, and to a lesser extent an increase in other product sales. Partially offsetting these increases was a decrease in our osteoporosis assessment segment product sales.

Mammography / breast care product sales increased 101% in the current quarter compared to the corresponding period in the prior year, primarily due to a $53.4 million increase in worldwide digital mammography system sales, the addition of $13.5 million in breast biopsy device sales from Suros and a $3.1 million increase in CAD product sales from R2. Suros and R2 are entities acquired in the fourth quarter of fiscal 2006. Prior to our acquisition of R2 we had sold CAD products together with our digital mammography systems, primarily from R2, as a distributor. The increase in CAD product sales represents the additional CAD sales made without our digital mammography systems. The increases described above were partially offset by a $4.2 million decrease in worldwide Multicare sterotactic table sales and a $2.0 million decrease in worldwide analog mammography sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems and related components sold. In the current quarter we sold 282 digital mammography systems compared to 111 systems in the second quarter of fiscal 2006. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The decrease in sales of our Multicare sterotactic tables, worldwide, was primarily due to a decrease in the number of systems sold in the current quarter as compared to the second quarter of fiscal 2006. The decrease in sales of our analog mammography systems, worldwide, was due to a decrease in the number of systems sold and a decrease in the average selling prices. We believe that this decrease in analog system sales was primarily attributable to the shift in product sales to digital systems.

For the current six month period mammography/breast care product sales increased 101% compared to the corresponding period in the prior year, primarily due to a $95.6 million increased in worldwide digital mammography systems sales, the addition of $25.6 million in breast biopsy device sales from Suros and a $6.9 million increase in CAD product sales from R2. Partially offsetting these increases was a $4.9 million decrease in worldwide analog mammography sales, and a $3.8 million decrease in worldwide Multicare sterotactic table sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems sold, primarily in the United States. In the current six month period, we sold 510 digital mammography systems compared to 208 systems in the first six months of fiscal 2006. We attribute the increase in digital mammography systems sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The decrease in sales of our analog mammography systems was primarily attributable to a decrease in the number of systems sold worldwide in the current six month period compared to the first six month of fiscal 2006 and, to a lesser extent, a decrease in average selling prices. The decrease in sales of our Multicare stereotactic tables was primarily attributable to a decrease in the number of systems sold worldwide and, to a lesser extent, a decrease in average selling prices primarily in the United States.

Osteoporosis assessment product sales decreased 32% in the current quarter compared to the second quarter of fiscal 2006, primarily attributable to a $4.4 million decrease in product sales in the United States and an $831,000 decrease in product sales in Europe. These decreases were primarily due to a reduction in the number of bone densitometry systems sold and a slight decrease in the average selling prices. For the current six month period, osteoporosis assessment product sales decreased 24% compared to the corresponding period in the prior year, primarily due to a $7.1 million decrease in product sales in the United States due to a decrease in the number of bone densitometry systems sold and a slight decrease in the average selling prices. We believe these decreases in our domestic unit sales reflect a decline in market conditions due to the expected reduction in reimbursement for osteoporosis assessment exams.

Other product sales increased 324% in the current quarter compared to the corresponding period in the prior year. This increase was primarily attributable to the addition of $12.8 million of photoconductor sales as a result of the acquisition of AEG in the third quarter of fiscal 2006 and, to a lesser extent, a $710,000 increase in our mini C-arm system sales. In the current six month period, other products sales increased 396% compared to the corresponding period in the prior year. This increase was primarily due to $24.6 million of AEG photoconductor sales, an increase of $1.8 million in sales of a third party line of extremity MRI systems which we began selling in the second quarter of fiscal 2006 and a $1.5 million increase in our mini C-arm system sales.

In the first six months of fiscal 2007, approximately 73% of product sales were generated in the United States, 16% in Europe, 6% in Asia, and 5% in other international markets. In the first six months of fiscal 2006, approximately 66% of product sales were generated in the United States, 19% in Europe, 9% in Asia, and 6% in other international markets. We believe the higher growth in sales dollars in the United States market is primarily due to an increase in demand for our Selenia system as adoption of digital mammography is occurring at an accelerated rate in the United States as compared to international markets.

Service and Other Revenue.

	Three Months Ended						Six Months Ended
	March 31, 2007		March 25, 2006		Change		March 31, 2007		March 25, 2006		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue			Amount	% of Total Revenue	Amount	% of Total Revenue
					Amount	%					Amount	%
Service and Other Revenue	$26,395	15%	$17,715	18%	$8,680	49%	$49,988	15%	$33,452	18%	$16,536	49%

Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 49% in the current three and six month periods compared to the corresponding periods of the prior year. The increases in service and other revenue in the three and six month periods were primarily due to increases in service contract revenues of $7.1 million in the current quarter and $14.3 million for the current six month period from an increase in the number of service contracts sold, primarily in our mammography/breast care segment. We believe that this increase reflects the continued growth in our installed base of systems and detectors.

Costs of Product Sales.

	Three Months Ended						Six Months Ended
	March 31, 2007		March 25, 2006				March 31, 2007		March 25, 2006
	Amount	% of Product Sales		% of Product Sales	Change		Amount	% of Product Sales	Amount	% of Product Sales	Change
			Amount		Amount	%					Amount	%
Cost of Product Sales	$64,552	42%	$39,453	47%	$25,099	64%	$125,938	43%	$74,106	48%	$51,832	70%

The cost of product sales increased 64% in the current quarter and 70% in the current six month period compared to the corresponding periods in the prior year primarily due to the increased product sales discussed above.

The cost of product sales decreased as a percentage of product sales to 42% in the current quarter of fiscal 2007 from 47% in the second quarter of fiscal 2006 and to 43% in the current six month period from 48% in the first six months of fiscal 2006. These costs decreased as a percentage of product sales primarily due to increased revenues and improved profitability associated with the shift in mammography product sales to Selenia, our full field digital mammography systems and to a lesser extent, the lower cost of CAD as a result of our acquisition of R2. Selenia systems have significantly higher selling prices, more than offsetting the higher costs of the product, when compared to analog mammography. In addition, higher Selenia sales resulted in an improved absorption of fixed manufacturing costs. This improvement was partially offset by fewer bone densitometry systems sold, primarily into the primary care market in the United States, which negatively impacted the absorption of fixed overhead and a slight reduction in the average selling prices for these systems.

Cost of Product Sales – Amortization of Intangible Assets.

	Three Months Ended						Six Months Ended
	March 31, 2007		March 25, 2006		Change		March 31, 2007		March 25, 2006		Change
	Amount	% of Product Sales	Amount	% of Product Sales			Amount	% of Product Sales	Amount	% of Product Sales
					Amount	%					Amount	%
Cost of Product Sales –Amortization of intangible assets	$2,609	1%	$692	1%	$1,917	277%	$5,680	2%	$1,384	1%	$4,296	310%

Costs of product sales – amortization of intangible assets increased primarily due to the increase in acquired intangible assets as a result of the acquisitions of AEG, R2, Suros and the intangible assets acquired from Fischer Imaging during fiscal 2006. The underlying intangible assets substantially relate to acquired developed technology and know-how. These intangible assets are being amortized over their estimated useful lives of between 8.5 and 12.5 years.

Costs of Service and Other Revenue.

	Three Months Ended						Six Months Ended
	March 31, 2007		March 25, 2006		Change		March 31, 2007		March 25, 2006		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue			Amount	% of Service Revenue	Amount	% of Service Revenue
					Amount	%					Amount	%
Cost of Service and Other Revenue	$30,377	115%	$18,411	104%	$11,966	65%	$54,777	110%	$34,731	104%	$20,046	58%

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

Operating Expenses.

	Three Months Ended						Six Months Ended
	March 31, 2007		March 25, 2006		Change		March 31, 2007		March 25, 2006		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue			Amount	% of Total Revenue	Amount	% of Total Revenue
					Amount	%					Amount	%
Operating Expenses
Research and Development	$10,991	6%	$6,322	6%	$4,669	74%	$21,807	6%	$11,829	6%	$9,978	84%
Selling and Marketing	$19,710	11%	$10,908	11%	$8,802	81%	$40,593	12%	$21,886	12%	$18,707	85%
General and Administrative	$16,689	9%	$8,642	9%	$8,047	93%	$31,420	9%	$16,277	9%	$15,143	93%
Amortization of Acquired Intangibles	$1,354	1%	$165	0%	$1,189	721%	$2,762	1%	$330	0%	$2,432	737%
Charge for In-Process Research and Development	$0	0%	$0	0%	$0		$0	0%	$4,200	2%	$(4,200)	(100)%

	$48,744	27%	$26,037	26%	$22,707	87%	$96,582	28%	$54,522	29%	$42,060	77%

Research and Development Expenses. Research and development expenses increased 74% and 84%, respectively, in the current three and six month periods as compared to the corresponding periods in the prior year. These increases were primarily due to $3.5 million and $6.9 million of additional expenses in the current three and six month periods, respectively, from the AEG, R2 and Suros acquisitions. Also contributing to the increase was an increase in mammography related expenses of $891,000 and $2.4 million in the current three and six month periods, respectively, compared to the prior year primarily related to our tomosynthesis development project. We expect total research and development expenses to increase in absolute dollars in fiscal 2007 with a full year of headcount and compensation related expenses for the acquired entities as well as our continued development of tomosynthesis technology for mammography.

Selling and Marketing Expenses. Selling and marketing expenses increased in absolute dollars by 81% and 85%, respectively, in the current three and six month periods as compared to the corresponding periods in the prior year. However, as a percentage of revenues these expenses have remained constant. These dollar increases were primarily due to increased selling and marketing costs related to the acquisitions of AEG, R2, and Suros of $6.1 million and $11.6 million, respectively, in the current quarter and six month periods, and to support our revenue growth together with increased commissions on the higher sales volume. In the current quarter, salaries, benefits and travel expenses increased approximately $3.4 million as a result of increased personnel to support our increased product sales, commissions expense related to our direct sales force increased approximately $2.4 million due to increased product sales in direct territories and increased $1.3 million related to international distributors for increased product sales through these channels. In the first six months of fiscal 2007, salaries, benefits and travel expenses increased approximately $6.7 million as a result of increased personnel to support our increased product sales, commission expense increased approximately $5.0 million to our direct sales force due to increased product sales in direct territories and increased $3.0 million to international distributors for increased product sales through these channels.

General and Administrative Expenses. General and administrative expenses increased in absolute dollars 93% in both the current three and six month periods compared to the corresponding periods in the prior year. However, as a percentage of revenues these expenses have remained constant. These increases were primarily due to increased general and administrative costs related to the acquisitions of AEG, R2 and Suros of $6.1 million and $12.0 million, respectively, in the current quarter and six month periods. In the current quarter, compensation and related benefits increased approximately $4.7 million primarily due to an increase in personnel. Also contributing to the increase was $1.3 million in professional services primarily related to audit and tax compliance and consultation for the acquired entities, and $536,000 of incremental stock-based compensation. In the first six months of fiscal 2007, compensation and related benefits increased approximately $9.6 million primarily due to an increase in personnel including the new acquisitions. Also contributing to the increase was $2.0 million in professional services primarily related to audit and tax compliance and consultation for the acquired businesses and $1.1 million of incremental stock-based compensation. We expect total general and administrative expenses in absolute dollars to increase in fiscal 2007 with a full year of compensation and related expenses for additional personnel related to the acquired entities.

Amortization of Acquired Intangible Assets. We incurred amortization expense for acquired intangible assets of $1.4 million in the current quarter and $2.8 million in the current six month periods primarily due to the acquisitions of AEG, R2 and Suros in the third and fourth quarters of fiscal 2006 and the intangible assets acquired from Fischer Imaging during the first quarter of fiscal 2006. The corresponding periods in the prior year only included the amortization of intangible assets acquired from Fischer Imaging. The underlying intangible assets substantially relate to acquired customer relationships and trade names. These intangible assets are being amortized over their estimated useful lives of between 8.5 and 10 years.

Charge for In-Process Research and Development Expenses. The $4.2 million charge for in-process research and development during fiscal 2006 was in connection with our acquisition of Fischer Imaging’s intellectual property relating to its digital mammography product on September 29, 2005. We did not incur any similar charges in the current year.

Interest Income.

	Three Months Ended				Six Months Ended
	March 31, 2007	March 25, 2006	Change		March 31, 2007	March 25, 2006	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$516	$978	$(462)	(47)%	$777	$2,273	$(1,496)	(66)%

Interest income decreased 47% and 66%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the substantial reduction in our investment balances as a result of our acquisitions of AEG, R2 and Suros during fiscal 2006.

Interest and Other Income (Expense), Net.

	Three Months Ended				Six Months Ended
	March 31, 2007	March 25, 2006	Change		March 31, 2007	March 25, 2006	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense and Other Income (Expense)	$(1,036)	$44	$(1,080)	(2,455)%	$(1,879)	$9	$(1,888)	(20,978)%

In the current quarter, these expenses consisted primarily of the interest costs on the unsecured revolving line of credit entered into on July 24, 2006 (and amended on September 25, 2006) of $554,000 as well as interest costs on notes payable assumed with the acquisition of AEG in the amount of $191,000 and foreign currency transaction losses of $410,000. In the current six month period, we incurred interest cost on the unsecured line of credit of $1.4 million as well as interest costs related to AEG’s notes payable of $352,000 and $307,000 of foreign currency losses. In fiscal 2006, these expenses consisted primarily of reimbursement for damage to an item of our inventory partially offset by foreign currency transaction losses. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established certain debt agreements denominated in the foreign currency, the euro, in which certain of our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure. In connection with our recent acquisitions we assumed certain debt as a result of the AEG acquisition of which approximately $8.9 million remains outstanding as of March 31, 2007 and we borrowed $65 million, which has been fully repaid as of March 31, 2007, under our unsecured revolving line of credit for the Suros acquisition.

Provision for Income Taxes.

	Three Months Ended				Six Months Ended
	March 31, 2007	March 25, 2006	Change		March 31, 2007	March 25, 2006	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$12,650	$6,250	$6,400	102%	$22,500	$9,600	$12,900	134%

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Our effective tax rate was 37% of pre-tax earnings in the current three and six month periods and 36% for the comparable periods of fiscal 2006.

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

Mammography/Breast Care.

	Three Months Ended						Six Months Ended
	March 31, 2007		March 25, 2006				March 31, 2007		March 25, 2006
		% of Total		% of Total	Change			% of Total		% of Total	Change
	Amount	Segment Revenue	Amount	Segment Revenue	Amount	%	Amount	Segment Revenue	Amount	Segment Revenue	Amount	%
Total Revenues	$144,879	100%	$72,980	100%	$71,899	99%	$270,282	100%	$135,760	100%	$134,522	99%

Operating Income	$33,078	23%	$13,268	18%	$19,810	149%	$57,010	21%	$18,257	13%	$38,753	212%

Mammography/breast care revenues increased primarily due to the increase in product sales of $63.4 million and $118.6 million, respectively, in the current three and six month periods compared to the prior year discussed above and an increase in service revenues of $8.5 million and $16.0 million, respectively, in the current three and six month periods related to the increased number of systems in our installed base. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin in this business segment was 49% in the current three and six month periods compared to 43% and 42%, respectively, in the comparable periods of the prior year. In the current three and six month periods our gross margins improved from the increase in product revenues of our more profitable Selenia systems compared to our analog mammography systems and to a lesser extent, lower cost associated with sales of digital CAD as a result of the acquisition of R2. In addition, higher total revenues including higher Selenia sales have allowed for the greater absorption of fixed manufacturing costs. In general, we expect continued improved gross margins in fiscal 2007 compared to fiscal 2006 from the shift in product revenues to our more profitable Selenia full field digital mammography systems from our analog mammography systems as well as from a full year of R2 and Suros product sales. Operating expenses for this business segment increased 114% and 96% in the current three and six month periods, respectively, primarily due to increased operating expenses in support of our growing Selenia business and as a result of the Suros acquisition and to a lesser extent the R2 acquisition. Also contributing to the increase was an increase in intangible amortization of $3.0 million and $6.6 million, respectively, as well as an increase in stock-based compensation of $830,000 and $1.6 million, respectively. The first quarter of fiscal 2006 also included a $4.2 million charge for in-process research and development in connection with our acquisition of the mammography intellectual property of Fischer Imaging.

Osteoporosis Assessment.

	Three Months Ended						Six Months Ended
	March 31, 2007		March 25, 2006				March 31, 2007		March 25, 2006
		% of Total		% of Total	Change			% of Total		% of Total	Change
	Amount	Segment Revenue	Amount	Segment Revenue	Amount	%	Amount	Segment Revenue	Amount	Segment Revenue	Amount	%
Total Revenues	$15,992	100%	$21,399	100%	$(5,407)	(25)%	$33,695	100%	$41,419	100%	$(7,724)	(19)%

Operating Income	$1,377	9%	$2,855	13%	$(1,478)	(52)%	$4,269	13%	$5,860	14%	$(1,591)	(27)%

Osteoporosis assessment revenues decreased primarily due to the decrease in product sales of $5.1 million and $7.4 million, respectively, in the current three and six month periods compared to the prior year, discussed above. Operating income for osteoporosis assessment decreased primarily from the decrease in product sales partially offset by a decrease in operating expenses. Our gross margin in this business segment was 41% and 44%, respectively, in the current three and six month periods compared to 44% and 45%, respectively, in the corresponding periods of the prior year. The decreases in gross margin reflects the decreased in product sales and the lower average selling prices in the current three and six month periods. Operating income partially benefited from lower overhead absorption as there was a higher allocation of overhead in the current three and six month periods to the mammography/ breast care business segment reflecting the recent acquisitions and higher growth of that segment.

Other.

	Three Months Ended						Six Months Ended
	March 31, 2007		March 25, 2006				March 31, 2007		March 25, 2006
		% of Total		% of Total	Change			% of Total		% of Total	Change
	Amount	Segment Revenue	Amount	Segment Revenue	Amount	%	Amount	Segment Revenue	Amount	Segment Revenue	Amount	%
Total Revenues	$20,215	100%	$6,606	100%	$13,609	206%	$40,322	100%	$11,762	100%	$28,560	243%

Operating Income	$349	2%	$269	4%	$80	30%	$43	0%	$81	1%	$(38)	(47)%

Revenues for this business segment, which includes the AEG photoconductor business, mini C-arm business, domestic distribution of a third party extremity MRI system, the digital general radiography business and the conventional general radiography service business, increased primarily due to the incremental revenues of $13.1 million and $25.3 million in the current three and six month period as a result of the AEG acquisition in the third quarter of fiscal 2006. Also contributing to the increase in the current six month periods were $2.0 million of MRI extremity system sales and a $1.7 million increase mini C-arm sales. The increase in operating income in the current quarter was due to the operating income from AEG partially offset by the insufficient revenue volume for the third party extremity MRI systems to cover the fixed costs, primarily headcount related, to support the distribution of these systems. The decrease in operating income in the current six month period was primarily due to insufficient revenue volume for the third party extremity MRI systems to cover the fixed costs to support the distribution of these systems.

Liquidity and Capital Resources

At March 31, 2007 we had approximately $173.3 million of working capital. At that date our cash and cash equivalents totaled $54.5 million. Our cash and cash equivalents balance increased approximately $24.6 million during the first six months of fiscal 2007 primarily due to cash provided by operating activities and cash proceeds from the exercise of stock options partially offset by cash used to repay amounts outstanding under our line of credit and cash used for purchases of property and equipment.

For the first six months of fiscal 2007, our operating activities provided us with $80.2 million of cash, which included net income of $37.7 million, increased by non-cash charges, depreciation and amortization of an aggregate $15.7 million, and stock-based compensation expense of $3.1 million, which were partially offset by the $2.2 million tax benefit related to the exercise of non-qualified stock options. Also increasing cash from operations was a $16.8 million increase in our net deferred tax liability as we utilized the net operating losses carryforwards we obtained as a result of the R2 and Suros acquisitions to reduce current taxable income. Cash provided by operations due to changes in our current assets and liabilities included an increase in accounts payable of $8.3 million, an increase in accrued expenses of $6.0 million, an increase in deferred revenue of $4.9 million, and a decrease in inventory of $2.0 million. The cash provided by these changes in our current assets and liabilities was partially offset by an increase in accounts receivable of $8.3 million and an increase in prepaid expenses and other current assets of $4.0 million. The increase in accounts payable was primarily due to the timing of payments and increased purchases to support our increasing revenues, especially in digital mammography. The increase in accrued expenses is primarily the result of deferred compensation payable under our SERP. The increase in deferred revenue was primarily due to an increase in the number of deferred service contracts for our core business as well as an increase in amounts related to our newly acquired businesses. The decrease in inventory is primarily due to a decrease in the number of units deferred under our revenue recognition policies. The increase in accounts receivables is the result of the increased sales volume, especially for digital mammography. The increase in prepaid expenses and other current assets is the result of an increase in advance payments to a vender for raw material.

In the first six months of fiscal 2007, we used approximately $11.4 million of cash in investing activities. This use of cash was primarily attributable to the use of $9.2 million for purchases of property and equipment, which consisted primarily of manufacturing equipment, research and development test equipment, demonstration equipment and computer hardware. To a lesser extent, other assets increased $4.4 million primarily due to cash used to purchase certain life insurance contracts to fund future payments under our SERP. This use of cash was partially offset by proceeds of $2.1 million from the sale of a minority interest investment in a private German company we obtained as a result of the AEG acquisition.

In the first six months of fiscal 2007, financing activities used $44 million of cash substantially due to the $55 million of repayments under our bank line of credit. This cash use was partially offset by $8.5 million of cash from the exercise of stock options and the tax benefit related to the exercise of non-qualified stock options of $2.2 million.

As a result of the acquisition of AEG, we assumed certain of AEG’s existing debt aggregating $8.9 million as of March 31, 2007. The terms of the agreements have various maturities ranging from June 30, 2007 through September 15, 2012. Interest rates are variable and at March 31, 2007 ranged from 5.4% to 7.8%. In connection with our acquisition of AEG we issued a total of 109,720 shares of our common stock. These shares were subject to a contingent put option pursuant to which the holders have the option to resell the shares to us during a period of one year following the completion of the acquisition if the closing price of our stock falls and remains below a threshold price. The repurchase price would be the closing price of our common stock on the date of exercise. Our maximum aggregate obligation under these put options would have been approximately $4.1 million if the put option were exercised for all the shares covered by those options and the closing price of our shares on the date of exercise equaled the maximum threshold price permitting the exercise of the option. The put option expired on May 2, 2007.

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

On September 25, 2006, we entered into an amended and restated credit agreement with Bank of America, N.A., and the other lenders party there to (BOA), providing for a $150 million senior unsecured revolving line of credit. At our option, revolving loans outstanding under the credit agreement will bear interest at a rate equal to (a) Eurodollar Rate—the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (known as “LIBOR”) plus the applicable margin (as defined in the credit agreement, which margin ranges from 0.625% to 1.00% depending on our consolidated leverage ratio) or (b) Base Rate—the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate plus .50%. The credit agreement includes financial covenants requiring that we maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum consolidated interest coverage ratio of 3.00:1.00. We were in compliance with these covenants as of March 31, 2007. The credit agreement also contains events of default that permit the acceleration of the loans and the termination of the credit agreement, including, but not limited to, payment defaults under the credit agreement and cross-default under certain other indebtedness, the breach of certain covenants, the entry of material judgments, and the occurrence of bankruptcy, insolvency or change of control events. There were no amounts outstanding under this credit agreement as of March 31, 2007. Borrowings that were outstanding during the six months ended March 31, 2007 had applicable interest rates ranging from 5.9% to 6.2%. Borrowings under the credit agreement were used to finance a portion of the Suros Surgical acquisition and for general corporate purposes. The credit agreement matures on September 24, 2011. As of March 31, 2007, we had $150 million available for future borrowings. Prior to maturity, we may reborrow amounts repaid for any permitted purpose.

The lease for our headquarters and manufacturing facility located in Bedford, Massachusetts and our Lorad manufacturing facility in Danbury, Connecticut, has a term of 20 years, with four five-year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.2 million per year, which is subject to adjustment for increases in the consumer price index. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, we make customary representations and warranties and agree to certain financial covenants and indemnities. In the event we default on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. We were in compliance with all covenants as of March 31, 2007.

We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (3.92% at March 31, 2007) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At March 31, 2007 there were no outstanding borrowings under this line.

The following table summarizes our contractual obligations and commitments as of March 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating Leases	$64,736	$6,567	$12,623	$10,610	$34,936
Purchase Obligations (1)	43,985	24,166	19,819	—	—
Long-Term Debt Obligations	8,852	1,830	2,620	4,249	153

Total Contractual Obligations	$117,573	$32,563	$35,062	$14,859	$35,089

(1)	Approximately $28.2 million of the purchase obligations relates to an exclusive distribution and service agreement in the United States under which we will sell and service a line of extremity MRI systems. Pursuant to the terms of this contract, we have certain minimum inventory purchase obligations for the initial term and are subject to renegotiation after the first eighteen month period in the event of any unforeseen changes in the market dynamics.

We also have outstanding two interest rate swap contracts that mature in 2010 and 3 forward foreign currency exchange agreements that mature in less than a year. Currently, these derivative instruments are in a net gain position, which is of an immaterial nature.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our credit agreement with BOA and on the debt assumed as a result of our acquisition of AEG. At our option, revolving loans outstanding under the credit agreement will bear interest at a rate equal to (a) Eurodollar Rate—the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (known as “LIBOR”) plus the applicable margin (as defined in the credit agreement, which margin ranges from 0.625% to 1.00% depending on our consolidated leverage ratio) or (b) Base Rate—the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate plus .50%. The terms of the AEG debt agreements have various maturities ranging from June 30, 2007 through September 15, 2012. Interest rates are variable and at March 31, 2007 ranged from 5.4% to 7.8%. We may also incur interest expense on loans made under a European line of credit that accrues interest at the Europe Interbank Offered Rate plus 1.50% to 2.25%, as defined. At March 31,2007, there were no amounts outstanding under the European line of credit.

We have interest rate swap contracts in place totaling 6 million Euros and $8.0 million U.S. dollars where we pay at a fixed rate and receive at a floating rate. Fixed rates range from 2.83% to 3.82% and the floating rates range from 2.10% to 3.92%. Maturity dates coincide with those of the outstanding hedge debt agreements, thus having various maturities ranging from November 2007 through December 2010.

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

Substantially all of our sales outside the United States are conducted in U.S. dollar denominated transactions. We operate international subsidiaries that incur expenses denominated in local currencies. However, we believe that these operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Expenses to service our contracts are incurred both by our international/foreign subsidiaries in the local currency and by the parent company in U.S. dollars. As such, our operating results and certain assets and liabilities that are denominated in the foreign currencies are affected by changes in the relative strength of the U.S. dollar against the Euro. Our expenses are positively affected when the United States dollar strengthens against these currencies and adversely affected when the United States dollar weakens against these currencies. However, based on the level of operating expenses, we believe that the foreign currency exchange risk is not significant. During the three and six months ended March 31, 2007 we incurred foreign currency exchange losses of $410,000 and $307,000, respectively, and during the three and six months ended March 25, 2006 we incurred foreign currency exchange gains of $32,000 and $50,000, respectively.

We occasionally use forward foreign exchange contracts to mitigate our foreign currency exchange rate exposures related to our foreign currency denominated assets and liabilities, and more specifically, to hedge, on a net basis, the foreign currency exposure of a portion of our German sales denominated in the U.S. dollar. The terms of these forward contracts are of a short-term nature (6-12 months). At March 31, 2007, we had $750,000 outstanding forward foreign exchange contracts to exchange U.S. dollars for Euros. The forward foreign exchange contracts have various maturity dates through the third quarter of fiscal 2007 and had a book value that approximated fair value.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. As a result of our acquisitions during fiscal 2006 we have begun to integrate certain business processes and systems of the acquired entities. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as these integrations are complete. There have been no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

HOLOGIC, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.

In March 2005, the Company was served with a Complaint filed on November 12, 2004 by Oleg Sokolov (“Sokolov”) with the United States District Court for the District of Connecticut alleging that the Company’s HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff was seeking to preliminarily and permanently enjoin the Company from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, the Company filed an Answer and Counterclaims in response to the Complaint in which the Company denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. On March 2, 2007, The District Court granted the Motion for Summary Judgment in this matter, ruled Sokolov’s patent invalid, and dismissed Sokolov’s complaint with prejudice. The Company’s counterclaims for damages and other relief have not been dismissed. Sokolov has a right to appeal the matter after conclusion of the case as a whole. Independently, the United States Patent and Trademark Office is considering the scope and validity of Sokolov’s patent in a reexamination proceeding. The Company does not believe that it infringes any valid or enforceable patents of the plaintiff and intends to vigorously defend its interests. There were no other material developments.

Item 1A.	Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on March 6, 2007. At the meeting, a total of 45,705,121 shares or 87% of the Common Stock issued and outstanding as of the record date, were represented in person or by proxy. Set forth below is a brief description of each matter voted upon at the meeting and the voting results with respect to each matter.

1.	A proposal to elect the following seven persons to serve as members of the Company’s Board of Directors for the ensuing year and until their successors are duly elected:

Name	For	Withheld	Abstain
John W. Cumming	43,755,502	1,949,619	0
Irwin Jacobs	40,179,645	5,525,476	0
Glenn P. Muir	42,169,606	3,535,515	0
Arthur G. Lerner	44,079,037	1,626,084	0
Nancy L. Leaming	42,107,243	3,597,878	0
Jay A. Stein	43,708,317	1,996,804	0
David R. LaVance, Jr.	44,045,812	1,659,309	0
Lawrence M. Levy	39,503,941	6,201,180	0

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits :

Exhibit Number		Reference
31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

HOLOGIC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

May 8, 2007	/s/ JOHN W. CUMMING
Date	John W. Cumming
Chairman and Chief Executive Officer

May 8, 2007	/s/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Treasurer
(Principal Financial Officer)