Form 10-Q
period 2007-06-30
HOLOGIC INC
filed 2007-08-08
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 6, 2007, 53,947,312 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

HOLOGIC, INC. AND SUBSIDIARIES

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2007	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,800	$29,923
Accounts receivable, less reserves of $4,106 and $3,712, respectively	131,567	108,566
Inventories	92,545	93,477
Deferred income tax assets	20,346	50,944
Prepaid expenses and other current assets	12,359	7,112

Total current assets	350,617	290,022

PROPERTY AND EQUIPMENT, at cost:
Land	2,758	2,695
Buildings and improvements	27,529	25,699
Equipment and software	77,050	65,113
Furniture and fixtures	5,821	5,120
Leasehold improvements	6,379	4,535

	119,537	103,162
Less: Accumulated depreciation and amortization	(51,616)	(41,439)

	67,921	61,723

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $13,967 and $9,241, respectively	43,128	47,381
Developed technology and know-how, net of accumulated amortization of $16,921 and $8,946, respectively	102,930	110,780
Goodwill	354,615	341,994
Other assets, net	14,698	4,305

Total assets	$933,909	$856,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$—	$55,000
Current portion of notes payable	2,536	2,921
Accounts payable	36,808	26,443
Accrued expenses	85,540	59,012
Deferred revenue	40,850	30,903

Total current liabilities	165,734	174,279

Notes payable, net of current portion	7,064	6,163
Deferred income tax liabilities	49,757	60,858
Deferred revenue	7,223	6,630
Other long term liabilities	4,071	2,525

Total long term liabilities	68,115	76,176

Contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value- Authorized – 1,623 shares Issued – 0 shares	—	—
Common stock, $.01 par value- Authorized – 90,000 shares Issued – 53,938 and 52,645 shares, respectively	539	526
Capital in excess of par value	562,605	532,255

	June 30, 2007	September 30, 2006
Accumulated other comprehensive income (loss)	1,037	(442)
Retained earnings	136,343	73,875
Treasury stock, at cost—90 shares	(464)	(464)

Total stockholders’ equity	700,060	605,750

Total liabilities and stockholders’ equity	$933,909	$856,205

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 24, 2006	June 30, 2007	June 24, 2006
Revenues:
Product sales	$163,026	$102,115	$457,337	$257,604
Service and other revenue	28,479	17,570	78,467	51,021

	191,505	119,685	535,804	308,625

Costs and Expenses (1):
Cost of product sales	67,589	50,536	193,526	124,642
Cost of product sales – amortization of intangibles	2,655	729	8,335	2,113
Cost of service and other revenue	31,148	18,760	85,925	53,491
Research and development	11,413	6,460	33,221	18,288
Selling and marketing	21,067	12,953	61,660	34,838
General and administrative	16,318	10,879	47,738	27,156
Amortization of acquired intangibles	1,383	188	4,145	518
Charge for in-process research and development	—	600	—	4,800

	151,573	101,105	434,550	265,846

Income from operations	39,932	18,580	101,254	42,779
Interest income	853	1,181	1,630	3,454
Interest (expense) and other income (expense), net	(247)	(544)	(2,126)	(536)

Income before provision for income taxes	40,538	19,217	100,758	45,697
Provision for income taxes	15,790	7,200	38,290	16,800

Net income	$24,748	$12,017	$62,468	$28,897

Net income per common and common equivalent share:
Basic	$0.46	$0.26	$1.17	$0.64

Diluted	$0.45	$0.25	$1.14	$0.61

Weighted average number of common shares outstanding:
Basic	53,812	45,576	53,246	45,039

Diluted	55,009	47,516	54,722	47,221

(1)	Stock-based compensation included in costs and expenses during the three and nine months ended June 30, 2007 was $164 and $529 for cost of revenues, $218 and $622 for research and development, $148 and $490 for selling and marketing and $1,057 and $3,050 for general and administrative. Stock-based compensation included in costs and expenses for the three and nine months ended June 24, 2006 was $128 and $311 for cost of revenues, $114 and $307 for research and development, $83 and $231 for selling and marketing and $709 and $1,590 for general and administrative.

See accompanying notes.

HOLOGIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	June 30, 2007	June 24, 2006
OPERATING ACTIVITIES:
Net income	$62,468	$28,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,582	5,678
Amortization	12,689	2,800
Non-cash interest expense	135	—
Tax benefit related to exercise of non-qualified stock options	(16,231)	(17,755)
Charge for in-process research and development	—	4,800
Stock-based compensation expense	4,691	2,439
Deferred income taxes	16,901	(1,464)
Loss on disposal of property and equipment	444	255
Changes in assets and liabilities-
Accounts receivable	(21,835)	(11,244)
Inventories	2,109	(23,905)
Prepaid expenses and other current assets	(4,998)	2,228
Accounts payable	10,053	12,500
Accrued expenses	15,482	19,439
Deferred revenue	11,546	4,731

Net cash provided by operating activities	104,036	29,399

INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	—	(18,508)
Net cash paid for acquisition of intangible assets	—	(27,594)
Additional business acquisition contingent consideration	13,504	—
Proceeds from sale of cost method investment	2,150	—
Purchase of property and equipment	(16,758)	(8,376)
Increase in other assets	(9,465)	(5,716)

Net cash used in investing activities	(10,569)	(60,194)

FINANCING ACTIVITIES:
Repayment under credit facility	(55,000)	—
Repayment under note payable	(82)	(651)
Tax benefit related to exercise of non-qualified stock options	16,231	17,755
Net proceeds from sale of common stock pursuant to stock plans	9,391	9,982

Net cash (used in) provided by financing activities	(29,460)	27,086

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(130)	(145)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,877	(3,854)
CASH AND CASH EQUIVALENTS, beginning of period	29,923	113,994

CASH AND CASH EQUIVALENTS, end of period	$93,800	$110,140

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$6,281	$796

Cash paid during the period for interest	$1,933	$176

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Exchange of note receivable for intangible assets	$—	$5,428

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

The consolidated balance sheet at September 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of June 30, 2007, the consolidated statements of income for the three and nine months ended June 30, 2007 and June 24, 2006 and the consolidated statements of cash flows for nine months ended June 30, 2007 and June 24, 2006, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The results of operations for the three months and nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 29, 2007.

On November 30, 2005, the Company effected a two-for-one stock split in the form of a stock dividend. The stock split has been retroactively reflected in the accompanying consolidated financial statements and notes for all periods presented.

(2)	Reclassifications

Amortization expense for acquired developed technology and know how previously recorded within research and development and general and administrative expense totaling $729 and $2,113 for the three and nine months ended June 24, 2006, respectively in the Consolidated Statement of Income has been reclassified to cost of product sales – amortization of intangible assets to conform with the current period presentation. The Company has also reported amortization expense related to other intangible assets as a separate line item within the Consolidated Statements of Income for the three and nine months ended June 30, 2007 and therefore, has reclassified $188 and $518 from selling and marketing for the three and nine months ended June 24, 2006, respectively.

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

On September 29, 2005, the Company acquired intellectual property relating to Fischer Imaging Corporation’s mammography business and products, including the intellectual property relating to its Mammotest prone breast biopsy and Senoscan digital mammography systems for $26,900 in cash and cancellation of the principal and interest outstanding under a $5,000 secured loan previously provided by the Company to Fischer. As part of the purchase price allocation the Company recorded a charge to in process research and development of $4,200 in the nine months ended June 24, 2006. As a result of a Federal Trade Commission inquiry in the fourth quarter of 2006, the Company sold to Siemens AG for a cash payment of $6,500, all of the intellectual property the Company acquired from Fischer relating to the Mammotest system, subject to the Company’s retention of a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use that intellectual property.

(5)	Business Combinations

Pending Acquisitions:

Cytyc Corporation

On May 20, 2007, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Cytyc Corporation (Cytyc). Under the terms and conditions of the Merger Agreement, at the effective time of the merger, each share of common stock of Cytyc, issued and outstanding immediately prior to the closing will be cancelled and converted into the right to receive (i) 0.52 shares of common stock of Hologic and (ii) $16.50 in cash. The purchase price for the transaction, exclusive of certain merger-related costs and expenses, in the aggregate is approximately $6,200,000. As of June 30, 2007, the Company capitalized a total of $4,400 of direct acquisitions costs, which are included in other assets, net in the accompanying Consolidated Balance Sheet. In accordance with SFAS 141, Business Combinations, and based on the terms of the merger, Hologic believes it will be the accounting acquirer.

Under the Merger Agreement, Cytyc shareholders will receive an aggregate of an estimated 65,000 shares of Hologic common stock and approximately $2,200,000 in cash, assuming the conversion of Cytyc’s outstanding convertible notes. The Company has received a firm financing commitment, from Goldman Sachs Credit Partners L.P. and certain other arrangers, in which the arrangers committed to provide, in the aggregate, financing of up to approximately $2,550,000 to pay for the cash portion of the merger consideration, for repayment of existing debt of the Company and Cytyc, for expenses relating to the merger and for working capital following the completion of the merger. As soon as practicable after the effective time of the merger, the Company intends to seek to refinance a substantial portion of the debt incurred in the transaction with convertible debt or other equity or equity-linked financing. Completion of the transaction is subject to the approval of the stockholders of both Hologic and Cytyc and other customary closing conditions. The Company anticipates that the merger will close in late September or early October 2007.

Cytyc, headquartered in Marlborough, Massachusetts is a diversified diagnostic and medical device company that designs, develops, manufactures, and markets innovative and clinically effective diagnostic and surgical products. Cytyc products cover a range of cancer and women’s health applications, including cervical cancer screening, treatment of excessive menstrual bleeding, radiation treatment of early-stage breast cancer, and radiation treatment of patients with malignant brain tumors.

BioLucent, Inc.

On June 20, 2007, the Company entered into a definitive agreement to acquire BioLucent, Inc. (BioLucent). The purchase price for the transaction exclusive of certain transaction costs and expenses, is approximately $70,000 plus a two year earn-out not to exceed $15,000. The consideration consists of (i) $65,000 payable at closing, at the election of Hologic, in cash, shares of Hologic common stock or a combination thereof, (ii) $5,000 in cash payable at closing and (iii) up to two annual deferred cash payments not to exceed $15,000 in the aggregate based on BioLucent’s achievement of certain revenue targets. The number of shares issued, if any, as part of the consideration will be determined at the five -day trading average of the closing price per share of Hologic’s common stock for the five consecutive trading days ending two days prior to the closing date. This transaction is subject to a fairness hearing before the Commissioner of the California Department of Corporations scheduled to be held on August 28, 2007, and to customary closing conditions, including BioLucent stockholder approval. As of June 30, 2007, the Company capitalized a total of $948 of direct acquisition costs, which are included in other assets, net in the accompanying Consolidated Balance Sheet.

BioLucent, located in Aliso Viejo, California, develops, markets and sells a breast cushion, MammoPad®, to decrease the discomfort associated with mammography. BioLucent’s primary research and development efforts are directed at its brachytherapy business which is focused on breast cancer therapy. Prior to the acquisition, BioLucent will spin-off its brachytherapy technology and business to the holders of BioLucent’s outstanding shares of capital stock. As a result Hologic will only acquire BioLucent’s Mammopad® business and related assets. The Company has agreed to invest $1,000 directly in the spun-off brachytherapy business in exchange for shares of preferred stock issued by the new business.

Acquisitions Completed in Fiscal 2006:

AEG

On May 2, 2006, the Company acquired 100% of the outstanding voting stock of AEG Elektrofotografie GmbH and its group of related companies (AEG). The results of operations for AEG have been included in the Company’s consolidated financial statements from the date of acquisition as part of its other business segment. The Company has concluded that the acquisition of AEG does not represent a material business combination and therefore pro forma financial information has not been provided herein.

AEG specializes in the manufacture of photoconductor materials for use in a variety of electro-photographic applications including for the coating of the Company’s digital detectors. The acquisition of AEG allows the Company to have control over a critical step in its detector manufacturing process – to more efficiently manage its supply chain and improve manufacturing margins. The combination of the companies should also facilitate further manufacturing efficiencies and accelerate research and development of new detector products. AEG was a privately held group of companies headquartered in Warstein, Germany, with manufacturing operations in Germany, China and the United States.

The aggregate purchase price for AEG was approximately $31,300 (subject to adjustment) consisting of EUR 20,485 (approximately $24,100) in cash and 110 shares of Hologic common stock valued at $5,300, and approximately $1,900 for acquisition related fees and expenses. These 110 shares were subject to put options pursuant to which the holders had the option to resell the shares to the Company during a period of one year following the completion of the acquisition if the closing price of the Company’s stock remained below a threshold price. The put options were never exercised and expired on May 2, 2007.

The acquisition also provides for a one-year earn-out of EUR 1,700 (approximately $2,000 USD) payable in cash if AEG calendar year 2006 earnings, as defined, exceeds a pre-determined amount. The Company does not believe any amounts will be payable for the earn-out as the Company does not believe that AEG’s calendar year 2006 earnings, as defined, exceeded the pre-determined amount. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration, if any, would represent additional purchase price. As a result, goodwill would be increased by the amount of the additional consideration, if any, when it becomes due and payable.

The Company has implemented and finalized a plan to restructure certain of AEG’s historical activities. The Company recorded a liability of approximately $2,400 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, (EITF 95-3) related to the termination of certain employees under this plan and approximately $2,031 has been paid as of June 30, 2007. During the three months ended June 30, 2007 the Company completed its plan of restructure for AEG. As a result the accrued balance of approximately $369 for this restructuring was reduced to zero and a corresponding decrease to goodwill was recorded. As part of the AEG acquisition the Company acquired a minority interest in the equity securities of a private German company. The Company estimated the fair value of these securities to be approximately $1,400 in its original purchase price allocation. During the nine months ended June 30, 2007, the Company sold these securities for proceeds of approximately $2,150. The difference of approximately $750 between the original fair value estimate and proceeds upon sale has been recorded as a reduction of goodwill. The final purchase price allocations were completed within one year of the acquisition and the adjustments did not have a material impact on the Company’s financial position or results of operations. There have been no other material changes to the purchase price allocation as disclosed in the Company’s Form 10-K for the year ended September 30, 2006.

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

The aggregate purchase price for R2 of approximately $220,600 (subject to adjustment) consisted of approximately 4,400 shares of Hologic common stock valued at $205,500, cash paid of $6,900, debt assumed of $5,700 and approximately $2,500 for acquisition related fees and expenses.

The Company formulated and implemented a plan to restructure certain of R2’s historical activities. As of the acquisition date the Company recorded a liability of approximately $798 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees and loss related to the abandonment of certain lease space under this plan of which approximately $674 has been paid as of June 30, 2007. The Company has finalized this plan and no additional amounts for this liability have been recorded. The final purchase price allocations will be completed within one year of the acquisition and any adjustments are not expected to have a material impact on the Company’s financial position or results of operation. The Company reduced goodwill related to the R2 acquisition in the amount of $520 during the nine months ended June 30, 2007. The reduction was primarily related to a change in the preliminary valuation of certain assets and liabilities acquired based on information received during the nine months ended June 30, 2007. There have been no other material changes to the purchase price allocation as disclosed in the Company’s Form 10-K for the year ended September 30, 2006.

Acquisition of Suros Surgical Systems, Inc.

On July 27, 2006, the Company completed the acquisition of Suros Surgical Systems, Inc. (Suros), pursuant to an Agreement and Plan of Merger dated April 17, 2006. The results of operations for Suros have been included in the Company’s consolidated financial statements from the date of acquisition as part of its Mammography business segment. Suros, located in Indianapolis, Indiana, develops, manufactures and sells minimally invasive interventional breast biopsy technology and products for biopsy, tissue removal and biopsy site marking. The aggregate purchase price for Suros of approximately $248,000 (subject to adjustment) consisted of 2,300 shares of Hologic common stock valued at $106,500, cash paid of $139,000, and approximately $2,600 for acquisition related fees and expenses.

The acquisition provides for a two-year earn-out. The earn-out will be payable in two annual cash installments equal to the incremental revenue growth in Suros’ business in the two years following the closing. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration represents additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. The Company has accrued $13,500 for contingent earn-out payments for Suros’ incremental revenue growth through June 30, 2007. The final purchase price allocations will be completed within one year of the acquisition and any adjustments are not expected to have a material impact on the Company’s financial position or results of operation. In addition to the earn-out discussed above, the Company increased goodwill related to the Suros acquisition in the amount of $228 during the nine months ended June 30, 2007. The increase was primarily related to recording a liability of approximately $550 in accordance with EITF 95-3 related to the termination of certain employees who have ceased all services for the Company. Approximately $381 of this liability was paid during the nine months ended June 30, 2007 and the balance is expected to be paid by the end of the second quarter of fiscal 2008. This increase was partially offset by a decrease to goodwill as a result of a change in the valuation of certain assets and liabilities acquired based on information received during the nine months ended June 30, 2007. There have been no other material changes to purchase price allocation as disclosed in the Company’s Form 10-K for the year ended September 30, 2006.

Supplemental Pro-forma Information

The following unaudited pro forma information presents the consolidated results of operations of the Company, R2 and Suros for the nine months ended June 24, 2006 as if the acquisitions had occurred at the beginning of the fiscal period, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing and certain other adjustments together with related tax effects:

(in thousands, except per share data)	2006
Net revenue	$364,574
Net income	$15,340
Net income per share—basic	$0.30
Net income per share—assuming dilution	$0.30

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

(6)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30, 2007	September 30, 2006
Raw materials and work-in-process	$57,603	$58,226
Finished goods	34,942	35,251

	$92,545	$93,477

Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

(7)	Credit Facilities

Credit Agreement

On September 25, 2006, the Company entered into an amended and restated $150,000 unsecured line of credit agreement (Credit Agreement) with Bank of America, N.A. (BOA) and the other lenders party thereto. At the Company’s option, committed loans (as defined in the Credit Agreement) outstanding under the Credit Agreement will bear interest at a rate equal to (a) Eurodollar Rate – the British Bankers Association London Inter-Bank offered Rate for dollar deposits (“LIBOR”) plus the applicable margin (as defined in the Credit Agreement, which margin ranges from 0.625% to 1.00% depending on the Company’s consolidated leverage ratio) or (b) Base Rate – the higher of the (i) the Bank of America prime rate and (ii) the Federal Funds rate plus .50% (the “Base Rate”). The Credit Agreement includes financial covenants requiring the Company to maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum consolidated interest coverage ratio of 3.00:1.00. The Credit Agreement also contains events of default that permit the acceleration of the loans and the termination of the Credit Agreement, including, but not limited to, payment default under the Credit Agreement and cross-default under certain other indebtedness, the breach of certain covenants, the entry of material judgments, and the occurrence of bankruptcy, insolvency or change of control events. Certain of these clauses have been determined to represent subjective acceleration clauses. There is no requirement to maintain a lock-box arrangement with the BOA. There were no amounts outstanding under this agreement as of June 30, 2007. Borrowings that were outstanding during the nine months ended June 30, 2007 had applicable interest rates ranging from 5.9% to 6.2%. Interest expense and related fees incurred under this line of credit totaled $93 and $1,461 for the three and nine months ended June 30, 2007. The Company was in compliance with its financial covenants as of June 30, 2007. As of June 30, 2007, the Company had $150,000 available for future borrowings under the Credit Agreement.

Debt

In connection with the acquisition of AEG, the Company assumed certain of AEG’s existing debt and, as of June 30, 2007 this debt balance aggregated $9,600. The terms of the agreements have various maturities ranging from December 31, 2010 through September 15, 2012. Interest rates are variable and at June 30, 2007 ranged from 5.7% to 7.9%. Interest expense incurred under these debt agreements totaled $272 and $624 for the three and nine months ended June 30, 2007. During the three months ended June 30,2007, the Company renegotiated certain terms of these debt agreements which lowered the applicable interest rates.

(8)	Derivative Financial Instruments and Hedging Agreements

Interest rate swaps

In connection with the debt assumed from the AEG acquisition (see Notes 5 and 7), the Company has in place, interest rate swap contracts with a total notional value of 6,000 euros (approximately $8,100 U.S. dollars at June 30, 2007). These interest rate swaps are used to convert the floating interest-rate component of certain debt obligations to fixed rates. Maturity dates coincide with those of the outstanding hedged debt agreements of July 2010 and December 2010. These agreements do not qualify for hedge accounting under Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and thus are marked to market each reporting period with the change in fair value recorded to interest and other income (expense), net in the accompanying Consolidated Statements of Income, such amounts are immaterial for all periods presented. The fair value of the interest rate swaps was $158 as of June 30, 2007.

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

Forward Contracts

Also in connection with the AEG acquisition, the Company assumed certain foreign currency forward contracts to hedge, on a net basis, the foreign currency fluctuations associated with a portion of AEG’s assets and liabilities that are denominated in the U.S. dollar, including inter-company accounts. Inter-company transactions are denominated in the functional currency of the Company’s foreign subsidiary in order to centralize foreign exchange risk in the parent company in the United States. Increases or decreases in the Company’s foreign currency exposures are partially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. The terms of these forward contracts are of a short-term nature (6 to 12 months). The Company does not use forward contracts for trading or speculative purposes. The forward contracts are not designated as cash flow or fair value hedges under SFAS No. 133 and do not represent effective hedges. All outstanding forward contracts are marked to market at the end of the period and recorded on the balance sheet at fair value in other current assets and other current liabilities. The changes in fair value from these contracts and from the underlying hedged exposures are generally offsetting and are recorded in interest and other income (expense), net in the accompanying Consolidated Statements of Income such amounts are immaterial for all periods presented.

As of June 30, 2007, all of the forward exchange contracts assumed in the AEG acquisition had matured and the Company had no other forward exchange contracts.

(9)	Pension and Other Employee Benefits

In conjunction with the May 2, 2006 acquisition of AEG, the Company assumed certain defined benefit pension plans covering the employees of the AEG German subsidiary (Pension Benefits). The Company is required to account for these Pension Benefits in accordance with SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87), which requires that amounts recognized in the financial statements be determined on an actuarial basis. As of June 30, 2007, the Company has recorded a pension liability of approximately $9,200 as a component of accrued expenses in the accompanying consolidated financial statements.

Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Benefits are safeguarded by the Pension Guaranty Fund a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency.

The table below outlines the components of net periodic benefit cost and related actuarial assumptions of the Company’s German Pension Benefits plans:

	Nine Months Ended	Period from Date of Acquisition (May 2, 2006) through
	June 30, 2007	June 24, 2006
Service cost	$—	$15
Interest cost	188	101
Expected return on plan assets	—	(16)
Amortization of prior service cost	—	—
Recognized net actuarial loss	—	—

Net periodic benefit cost	$188	$100

(10)	Net Income Per Share

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 24, 2006	June 30, 2007	June 24, 2006
Basic weighted average common shares outstanding	53,812	45,576	53,246	45,039
Weighted average common equivalent shares	1,197	1,940	1,476	2,182

Diluted weighted average common shares outstanding	55,009	47,516	54,722	47,221

Diluted weighted average shares outstanding do not include options outstanding to purchase 643 and 652 common-equivalent shares for the three and nine months ended June 30, 2007, respectively, and 335 and 344 common-equivalent shares for the three and nine months ended June 24, 2006, respectively, as their effect would have been antidilutive.

(11)	Stock-Based Compensation

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

The Company adopted SFAS 123(R) at the beginning of fiscal 2006 utilizing the, “modified prospective” method. A “modified prospective” method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As a result, the Company is recognizing compensation for the fair value of the unvested portion of option grants issued prior to the adoption of SFAS 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123. As a result, the Company has applied an estimated forfeiture rate of 9.41% and 10.6% in the three months ended June 30, 2007 and June 24, 2006, respectively, in determining the expense recorded in the Company’s Consolidated Statement of Income.

The Company has recorded stock-based compensation expense related to employee stock options of $1,231 and $3,662 during the three and nine months ended June 30, 2007, respectively and $877 and $2,282 during the three and nine months ended June 24, 2006, respectively. The compensation expense reduced both basic and diluted earnings per share by $0.01 during the three months ended June 30, 2007, and reduced both basic and diluted earnings per share by $0.04 the nine months ended June 30, 2007, respectively. The compensation expense reduced basic earnings per share by $0.02 and diluted earnings per share by $0.01 for the three months ended June 24, 2006 and reduced both basic and diluted earning per share by $0.03 for the nine months ended June 24, 2006. As of June 30, 2007, there was $14,162 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 3.2 years.

On October 30, 2006, the Compensation Committee of the Board of Directors approved the award of 31 restricted stock units with a fair value of $1,500 on the date of grant. The restricted stock units vest upon the earlier of (i) October 30, 2009, (ii) death or disability of the participant or (iii) a change in control of the Company subject to certain conditions. Certain executive officers who hold an aggregate of approximately 12 of these restricted stock units have conditionally waived the accelerated vesting of such restricted stock units that would occur in connection with the proposed merger with Cytyc. The Company is recording compensation expense for the restricted stock units ratably over the three-year vesting period, which totaled $123 and $327 in the three and nine months ended June 30, 2007. The restricted shares have been excluded from the computation of basic earnings per share until the shares vest because the employee is not entitled to the reward of stock ownership. During the nine months ended June 30, 2007, 1 share was forfeited as a result of the termination of certain employees during the period. None of these restricted stock units were vested as of June 30, 2007.

The Company has also recorded $234 and $702 of stock-based compensation expense during the three and nine months ended June 30, 2007, respectively and $157 of stock-based compensation expense during both the three and nine months ended June 24, 2006 for the fair value of restricted stock units (see Note 18 for further discussion). The restricted shares have been excluded from the computation of basic earnings per share until the shares vest because the employee is not entitled to the reward of stock ownership. None of the restricted stock units were vested as of June 30, 2007.

Effective with the adoption of SFAS 123(R), the Company has elected to use a bi-nomial model to determine the weighted average fair value of options, rather than the Black-Scholes model. The Company considered a number of factors to determine the fair value of options including the advice of an outside valuation advisor and the advisor’s model. The weighted average fair value of options granted during the three and nine months ended June 30, 2007, was $28.72 and $26.02, respectively. The weighted average fair value of options granted during the three and nine months ended June 24, 2006 was $19.68 and $17.61, respectively. The weighted-average assumptions utilized to determine such values, under the binomial valuation method are indicated in the following table:

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 24, 2006	June 30, 2007	June 24, 2006
Risk – free interest rate	5.0%	4.6%	5.0%	4.5%
Expected volatility	55%	55%	55%	55%
Expected life (in years)	5.0 years	4.6 years	5.0 years	4.6 years
Dividend yield	—	—	—	—

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

The following table summarizes all stock option activity under all of the plans during the nine months ended June 30, 2007:

	Number of Shares	Per Share Exercise Price	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2006	4,165	$1.97 -$55.27	$15.12	$120,030
Granted	124	42.89 – 62.26	50.69
Terminated	(71)	4.50 – 61.67	37.27
Exercised	(1,293)	1.97 – 49.30	7.30	$61,695

Outstanding at June 30, 2007	2,925	$1.97 –$62.26	$19.54	$104,644

Exercisable at June 30, 2007	1,644	$1.97 –$55.27	$9.92	$74,616

Vested and expected to vest at June 30, 2007 (1)	2,665	$1.97 –$62.26	$17.97	$99,562

Available for Grant at June 30, 2007	954

(1)	This represents the number of vested stock options as of June 30, 2007 plus the unvested outstanding options at June 30, 2007 expected to vest in the future, adjusted for estimated forfeitures.

The table below provides the range of exercise prices for options outstanding and options exercisable at June 30, 2007 however, the table excludes outstanding restricted stock units, originally issued in fiscal 2006 and 2007, for 54 and 30 shares of common stock with a weighted average grant date fair value of $46.38 and $48.30 respectively:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$ 1.97 – $ 2.53	103	3.50	$2.45	103	$2.45
2.56 – 3.62	60	3.13	3.17	60	3.17
3.63 – 5.13	497	5.04	4.69	497	4.69
5.25 – 7.13	572	6.19	6.99	312	6.90
7.15 – 10.18	470	3.67	9.82	427	9.84
10.42 – 13.31	43	7.38	12.48	21	12.47
13.60 – 18.48	79	7.67	17.12	22	14.73
18.56 – 27.73	318	8.26	25.64	114	24.02
28.15 – 38.38	100	8.46	35.38	31	35.93
38.64 – 62.26	683	9.01	47.12	57	47.75

$ 1.97 –$ 62.26	2,925	6.45	$19.54	1,644	$9.92

A summary of the status of the Company’s restricted stock units, the Company’s only non-vested shares, as of June 30, 2007, and changes during the nine months ended June 30, 2007, is presented below:

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 30, 2006	54	$46.38
Granted	31	48.30
Vested	—	—
Forfeited	(1)	48.30

Non-vested at June 30, 2007	84	$47.07

As of June 30, 2007, there was $2,580 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.81 years.

(12)	Comprehensive Income

The Company’s only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.

A reconciliation of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 24, 2006	June 30, 2007	June 24, 2006
Net income as reported	$24,748	$12,017	$62,468	$28,897
Foreign currency translation adjustment	505	321	1,479	285

Comprehensive income	$25,253	$12,338	$63,947	$29,182

(13)	Business Segments and Geographic Information

The Company reports its business as three segments: mammography/breast care, osteoporosis assessment and other. The Company’s other business segment includes AEG, mini C-arm, extremity MRI, conventional general radiography service and digital general radiography systems businesses. Identifiable assets for the three principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other identifiable assets as corporate assets. Intersegment sales and transfers are not significant. Segment information for the three and nine months ended June 30, 2007 and June 24, 2006 is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 24, 2006	June 30, 2007	June 24, 2006
Total revenues–
Mammography/Breast Care	$153,511	$85,837	$423,793	$221,596
Osteoporosis Assessment	15,731	19,548	49,426	60,967
Other	22,263	14,300	62,585	26,062

	$191,505	$119,685	$535,804	$308,625

Operating income –
Mammography/Breast Care	$37,872	$19,536	$94,882	$37,793
Osteoporosis Assessment	294	2,240	4,563	8,101
Other	1,766	(3,196)	1,809	(3,115)

	$39,932	$18,580	$101,254	$42,779

Depreciation and amortization–
Mammography/Breast Care	$5,392	$1,819	$16,961	$5,612
Osteoporosis Assessment	1,127	727	3,062	2,060
Other	1,102	672	3,248	806

	$7,621	$3,218	$23,271	$8,478

Capital expenditures–
Mammography/Breast Care	2,867	1,161	6,699	4,044

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 24, 2006	June 30, 2007	June 24, 2006
Osteoporosis Assessment	2,760	1,780	5,995	3,713
Other	1,904	619	4,064	619

	$7,531	$3,560	$16,758	$8,376

	June 30, 2007	September 30, 2006
Identifiable assets–
Mammography/Breast Care	$577,392	$576,832
Osteoporosis Assessment	13,232	11,248
Other	61,030	59,063
Corporate	282,255	209,062

	$933,909	$856,205

There were no customers with balances greater than 10% of accounts receivable as of June 30, 2007 and June 24, 2006, nor any customer that represented greater that 10% of product revenues during the three and nine months ended June 30, 2007 and June 24, 2006.

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America during the three and nine months ended June 30, 2007 totaled approximately $39,878 and $118,745, respectively, and for the three and nine months ended June 24, 2006 totaled approximately $27,169 and $80,319, respectively.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Export product sales as a percentage of total product sales are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 24, 2006	June 30, 2007	June 24, 2006
Europe	14%	18%	15%	19%
Asia	5	6	6	8
All others	5	3	5	4

	24%	27%	26%	31%

(14)	Litigation and Other Matters

In March 2005, the Company was served with a Complaint filed on November 12, 2004 by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that the Company’s HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff was seeking to preliminarily and permanently enjoin the Company from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, the Company filed an Answer and Counterclaims in response to the Complaint in which the Company denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. On March 2, 2007, the District Court granted the Motion for Summary Judgment in this matter, ruled Sokolov’s patent invalid, and dismissed Sokolov’s complaint with prejudice. The Company’s counterclaims for damages and other relief have not been dismissed. Sokolov has a right to appeal the matter after conclusion of the case as a whole. Independently, the United States Patent and Trademark Office is considering the scope and validity of Sokolov’s patent in a reexamination proceeding. The Company does not believe that it infringes any valid or enforceable patents of the plaintiff and intends to vigorously defend its interests. As such, no amounts have been accrued related to this matter as of June 30, 2007.

In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not reasonably be likely to have a material effect on the Company’s financial condition or results of operations.

(15)	Income Taxes

The Company’s effective tax rates for the three and nine months ended June 30, 2007 was 39% and 38%, respectively and for the three and nine months ended June 24, 2006 was 37% , which were lower than the Company’s combined statutory federal and state rate of 40.%. For all of these periods the lower effective rate is because of research credits and a portion of the Company’s domestic manufacturing profits is exempt from tax. As of June 30, 2007 the Company has recorded a net deferred tax liability of $29,411. This liability is net of certain deferred tax assets, which are primarily comprised of NOL carryforwards as a result of the R2 and Suros acquisitions. Management’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company combined with tax planning strategies available to the Company will provide sufficient taxable income to realize recorded tax assets. Such tax strategies include estimates and involve judgment. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable. The Company’s net deferred tax liability increased $19,497 in the nine months end June 30, 2007 primarily due to the utilization of NOL carry forwards in the current period.

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

Product warranty activity for the nine months ended June 30, 2007 and June 24, 2006 is as follows:

	Balance at Beginning of Period	Accruals for warranties issued during the period	Warranties Assumed (1)	Write- Offs/Payments	Balance at End of Period
Nine Months Ended:
June 30, 2007	$8,987	$8,174	$—	$(5,633)	$11,528
June 24, 2006	$6,674	$3,506	$776	$(2,622)	$8,334

(1)	Includes warranty liability assumed in the AEG acquisition.

(17)	Restructuring Accrual

Workforce reduction

As of the dates of acquisition of AEG, R2 and Suros (See Note 5), management of the Company began assessing and formulating a plan to involuntarily terminate certain employees of the acquired companies. In the fourth quarter of fiscal 2006, the Company finalized and approved a headcount reduction plan under which the Company terminated 53 manufacturing and administrative personnel and 21 manufacturing and administrative personnel of the acquired AEG subsidiaries in Germany and the United States, respectively. In the fourth quarter of fiscal 2006, the Company also approved a headcount reduction plan under which the Company terminated 58 personnel of R2 across all functional areas of the acquired entity. During the nine months ended June 30, 2007 the Company finalized and approved a head count reduction plan under which the Company terminated two members of the Suros executive management team. The reduction plans resulted in a liability for costs associated with an employee severance arrangement of approximately $3,435 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. During the three months ended June 30, 2007, the Company reduced this liability by approximately $369, with a corresponding reduction in goodwill as it completed its plan of restructure for AEG and had no remaining payments. These costs were included in the respective purchase price allocations. The Company has made payments totaling $3,026 through June 30, 2007 and anticipates all remaining amounts of $168, which is included in accrued expenses, to be paid through the first six months of fiscal 2008.

Lease charges

In conjunction with the acquisition of R2 (see Note 5), the Company recorded a liability for lease abandonment costs of $312 related to lease payments on leased facilities in Santa Clara, California. The costs were included in the purchase price allocation as part of goodwill in accordance with EITF Issue No. 95-3. The Company has made payments of $189 related to this liability as of June 30, 2007 and anticipates paying substantially all of the remaining balance of $123, which is included in accrued expenses, in fiscal 2007.

(18)	Related Party Transactions

In May 2006, the Company entered into retention and severance agreements with certain executives that provide for retention payments in cash totaling $3,000 if these executives remain employed with the Company through December 31, 2008 (“Retention Date”). The Company has determined that it is probable that these amounts will be paid and therefore, is accruing these amounts ratably through the Retention Date. In addition, in connection with the retention and severance agreements, these executives were awarded 54 restricted stock units with an aggregate value of $2,500. These restricted stock units cliff vest on the Retention Date. These shares are excluded from the computation of basic earnings per share until the shares vest because the employee is not entitled to the reward of stock ownership. The Company is recording the $2,500 of stock-based compensation, over the vesting period of the restricted stock. As a result, the Company recorded stock-based compensation expense of $234 and $702 during the three and nine months ended June 30, 2007 and $157 of stock-based compensation during both the three and nine months ended June 24, 2006. The retention and severance agreement also provide these executives with certain cash payment and continuation of benefits, as defined, in the event of termination without cause.

In connection with entering into the merger agreement with Cytyc, each of John W. Cumming, Chairman and Chief Executive Officer, Glenn P. Muir, Executive Vice President Finance and Administration and Robert A. Cascella, President and Chief Operating Officer, agreed to conditionally waive, solely with respect to the change of control resulting from the merger with Cytyc, the change of control payment and special bonus they would have been entitled to receive under their respective change of control agreements and any accelerated vesting of the stock options and restricted stock units that were entitled to fully vest in connection with the merger.

(19)	Supplemental Executive Retirement Plan

Effective March 15, 2006, the Company adopted a Supplemental Executive Retirement Plan (the “SERP”) to provide non-qualified retirement benefits to a select group of executive officers, senior management and highly compensated employees of the Company. Eligible employees may elect to contribute up to 75% of their annual base salary and 100% of their annual bonus to the SERP. In addition, the Company may elect to make annual discretionary contributions on behalf of participants in the SERP. Each Company contribution, if any, is subject to a three-year vesting schedule, such that each contribution is one third vested on the last day of each fiscal year following the fiscal year to which such contribution is related and is fully vested on the last day of such third fiscal year. The Company contributions become fully vested upon death or disability of the participant or a change in control (as defined in the SERP) of the Company. Voluntary contributions made by the participant are 100% vested. All voluntary contributions have been recorded as a component of accrued expenses in the accompanying consolidated balance sheet.

Upon enrollment into the SERP, employees make investment elections for both their voluntary contributions and discretionary contributions, if any, made by the Company. Earnings and losses on contributions based on these investment elections are recorded as a component of compensation expense in the period earned.

On October 30, 2006 the Compensation Committee of the Board of Directors approved a $1,500 discretionary cash contribution to the SERP. Discretionary contributions by the Company to the SERP are held in a Rabbi Trust. The Company is recording compensation expense for the SERP discretionary contribution ratably over the three-year vesting period, which totaled $327 in the nine months ended June 30, 2007. The full amount of the discretionary contribution has been recorded as a component of accrued expenses in the accompanying Consolidated Balance Sheet.

The Company has purchased a Company-owned group life insurance contract, in which both voluntary and discretionary Company SERP contributions are invested to fund payment of these amounts and related earnings, in the amount of $3,300 which approximates the total of employee voluntary contributions into the plan and the Company’s cash portion of its discretionary contribution. The value of this life insurance contract has been recorded as a component of other long-term assets in the accompanying Consolidated Balance Sheet. Changes in the cash surrender value of life insurance contract are recorded as a component of interest and other income (expense) in the accompanying Consolidated Statement of Income.

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

During the three months ended June 30, 2007 the Company accrued $13,500 as an increase to goodwill related to Suros’ year one earn-out. The Company reviewed the fair value as estimated for the Suros reporting unit as part of its annual impairment test and concluded that the addition of this amount to goodwill will not increase the carrying value of Suros in excess of its estimated fair value.

Goodwill by reporting segment consists of the following:

Reporting Segment	Balance as of June 30, 2007	Balance as of September 30, 2006
Mammography/Breast Care	$348,307	$335,021
Other	$6,308	$6,973

	$354,615	$341,994

Intangible assets consist of the following:

Reporting Segment	Description	Weighted Average Estimated Useful Life	As of June 30, 2007		As of September 30, 2006
			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Osteoporosis Assessment	Patents	12.4 years	$5,016	4,751	$4,952	4,650
Mammography/Breast Care	Developed Technology	9.3 years	117,827	16,642	117,826	8,853
	Customer Relationship	8.5 years	37,793	4,937	37,793	1,437
	Trade Name	8.5 years	9,100	669	9,100	134
	Order Backlog	6 months	800	800	800	430
	Patents	6.9 years	1,105	634	777	531
Other	Patents	4 years	2,000	2,000	2,000	2,000
	Developed Technology	8.5 years	2,024	279	1,900	93
	Customer Relationship	8.5 years	854	117	800	40
	Trade Name	8.5 years	427	59	400	20

Amortization expense related to developed technology and order backlog is classified as a component of cost of product sales – amortization of intangible assets in the accompanying consolidated statement of income. Amortization expense related to customer relationships and trade names is classified as a component of amortization of other acquired intangible assets in the accompanying Consolidated Statement of Income.

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Remainder of Fiscal 2007	$4,100
Fiscal 2008	20,600
Fiscal 2009	21,300
Fiscal 2010	21,800
Fiscal 2011	19,600

(21)	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS No. 109 (SFAS 109), Accounting for Income Taxes. This includes tax positions considered to be “routin” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in SFAS 109 (i.e., a likelihood of occurrence greater than 50 percent).

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur. Statement No. 159 also establishes additional disclosure requirements for these items stated at fair value. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is the Company’s 2009 fiscal year, with early adoption permitted, provided that the Company also adopt Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact that the adoption of Statement No. 159 will have on its consolidated financial statements.

In June 2006, the FASB ratified EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).The scope of this consensus includes any taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value-added, and some excise taxes. Per the consensus, the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. The Company presents sales net of sales taxes in its consolidated statements of income. Issue No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. No change of presentation has resulted from the Company’s adoption of Issue No. 06-3.

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

In fiscal 2006 we acquired AEG Elektrofotografie, R2 Technologies and Suros Surgical Systems. Risks and uncertainties relating to these acquisitions could cause actual results to materially differ from those contemplated by the forward-looking statements include, without limitation: our ability to successfully integrate acquired businesses, which may result in the combined companies not operating as effectively and efficiently as expected; the ability and time it may take to achieve the expected synergies from our acquisitions; the risk that we may incur unexpected costs or liabilities in connection with an acquisition; the risk that the combined companies may be adversely affected by future legislative, regulatory, or tax changes as well as other economic, business and/or competitive factors; risks associated with international operations, particularly in respect of the acquisition of AEG, which has headquarters in Germany and operates a manufacturing facility in China; financing risks associated with the acquisitions, including risks relating to our obligation to meet financial covenants and payment obligations under bank or other financing obtained to fund our earn-out obligations under the Suros acquisition. Our business and prospects will be significantly altered upon completion of our proposed merger with Cytyc Corporation. We refer you to the Risk Factors referred to in Part II, Item 1A of this report for additional risk factors relating to that proposed transaction and the resulting combined company and our recently filed Registration Statement on Form S-4, filed with the SEC on June 29, 2007 (Registration No. 333-144238).

Other risks and uncertainties that could adversely affect our business and prospects include without limitation: manufacturing risks that may limit our ability to increase commercial production of the Selenia and other of our digital products, including our reliance on a single source of supply for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of digital X-ray products in general; uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays; the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated; the ability of our sales force to successfully service our product offerings; our ability to successfully complete or manage current or future acquisitions, alliances or joint ventures; including our proposed transactions with Cytyc Corporation and BioLucent, Inc. our ability to predict accurately the demand for our products, and products under development; our ability to develop strategies to address our markets successfully and the risk that the markets for our products may not develop as expected; the early stage of market development for digital mammography products; expenses and uncertainties relating to litigation; risks relating to compliance with financial covenants under our credit facility and leases; technical innovations that could render products marketed or under development by us obsolete; competition; and reimbursement policies for the use of our products and products under development.

Other factors that could adversely affect our business and prospects are described in our filings with the Securities and Exchange Commission, including Part II, Item 1A of this report, our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and our recently filed Registration Statement on Form S-4, filed with the SEC on June 29, 2007 (Registration No. 333-144238). Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such forward-looking statement is based.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements and product warranties, accounts receivable reserves, inventory and related reserves, expected cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, certain accrued expenses, restructuring and other related charges, stock-based compensation, pension liabilities, contingent liabilities, and recoverability of our certain deferred tax assets and related valuation allowance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

ACQUISITIONS

Pending Acquisitions:

Cytyc Corporation

On May 20, 2007, we entered into an Agreement and Plan of Merger (Merger Agreement) with Cytyc Corporation (Cytyc). Under the terms and conditions of the Merger Agreement, at the effective time of the merger, each share of common stock of Cytyc, issued and outstanding immediately prior to the closing will be cancelled and converted into the right to receive (i) 0.52 shares of our common stock and (ii) $16.50 in cash. The purchase price for the transaction, exclusive of certain merger-related costs and expenses, in aggregate is approximately $6.2 billion. In accordance with SFAS 141, Business Combinations, and based on the terms of the merger, we believe we will be the accounting acquirer.

Under the Merger Agreement, Cytyc shareholders will receive an aggregate of an estimated 65 million shares of our common stock and approximately $2.2 billion in cash, assuming the conversion of Cytyc’s outstanding convertible notes. We have received a firm financing commitment from Goldman Sachs Credit Partners L.P. and certain other arrangers, in which the arrangers committed to provide, in the aggregate, financing of up to $2.55 billion to pay for the cash portion of the merger consideration, for repayment of our existing debt and Cytyc’s existing debt, for expenses relating to the merger and for working capital following the completion of the merger. As soon as practicable after the effective time of the merger, we intend to seek to refinance a substantial portion of the debt incurred in the transaction with convertible debt or other equity or equity-linked financing. Completion of the transaction is subject to the approval of our as well as Cytyc’s stockholders and other customary closing conditions. We anticipate that the merger will close in late September or early October, 2007. Cytyc, headquartered in Marlborough, Massachusetts is a diversified diagnostic and medical device company that designs, develops, manufactures, and markets innovative and clinically effective diagnostic and surgical products. Cytyc products cover a range of cancer and women’s health applications, including cervical cancer screening, pre-term birth risk assessment, treatment of excessive menstrual bleeding, radiation treatment of early-stage breast cancer, and radiation treatment of patients with malignant brain tumors.

BioLucent, Inc.

On June 20, 2007, we entered into a definitive agreement to acquire BioLucent, Inc. (BioLucent). The purchase price for the transaction exclusive of certain transaction costs and expenses, is approximately $70 million plus a two year earn-out not to exceed $15 million. The consideration consists of (i) $65 million payable at closing, at the election of Hologic, in cash, shares of Hologic common stock or a combination thereof, (ii) $5 million in cash payable at closing and (iii) up to two annual deferred cash payments not to exceed $15 million in the aggregate based on BioLucent’s achievement of certain revenue targets. The number of shares issued, if any, as part of the consideration will be determined at the five-day trading average of the closing price per share of Hologic’s common stock for the five consecutive trading days ending two days prior to the closing date. This transaction is subject to a fairness hearing before the Commissioner of the California Department of Corporations scheduled to be held on August 28, 2007, and to customary closing conditions, including BioLucent stockholder approval.

BioLucent, located in Aliso Viejo, California, develops, markets and sells a breast cushion, MammoPad®, to decrease the discomfort associated with mammography. BioLucent’s primary research and development efforts are directed at its brachytherapy business which is focused on breast cancer therapy. Prior to the acquisition, BioLucent will spin-off its brachytherapy business to the holders of BioLucent’s outstanding shares of capital stock. As a result, Hologic will only acquire BioLucent’s Mammopad® business and related assets. Hologic has agreed to invest $1.0 million directly in the spun-off brachytherapy business in exchange for shares of preferred stock issued by the new business.

Fiscal 2006 Acquisitions:

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

AEG Elektrofotografie

On May 2, 2006, we acquired AEG Elektrofotografie and its group of related companies. AEG was a privately held group of companies headquartered in Warstein, Germany, with manufacturing operations in Germany, China and the United States. AEG specializes in the manufacture of photoconductor materials for use in a variety of electro-photographic applications, including for the coating of our digital detectors. The acquisition of AEG allows us to have control over this critical step in our detector manufacturing process, which should allow us to more efficiently manage our supply chain and improve manufacturing margins. Our acquisition of AEG should also facilitate further manufacturing efficiencies and accelerate research and development of new detector products. The results of AEG operations have been included in our consolidated financial statements since the date of acquisition and is a component of our other business segment.

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

The acquisition also provides for a one-year earn-out of EUR 1.7 million (approximately $2.0 million USD) which will be payable in cash if AEG calendar year 2006 earnings, as defined, exceeds a pre-determined amount. We do not believe any amounts will be payable for the earn-out as we do not believe that AEG’s calendar year 2006 earnings, as defined, exceed the pre-determined amount. We have considered the provisions of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration would represent additional purchase price. As a result, goodwill would be increased by the amount of such additional consideration, if any, when it becomes due and payable.

We implemented and finalized a plan to restructure certain of AEG’s historical activities. We have recorded a liability of approximately $2.4 million in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees under this plan and approximately $2.0 million has been paid as of June 30, 2007. During the three months ended June 30, 2007, we completed our plan of restructure for AEG and reduced the remaining accrued balance of approximately $369,000 to zero with a corresponding reduction in goodwill, as no additional payments will be made. As part of the AEG acquisition we acquired a minority interest in the equity securities of a private German company. We estimated the fair value of these securities to be approximately $1.4 million in our original purchase price allocation. During the three months ended June 30, 2007, we sold these securities for proceeds of approximately $2.15 million. The difference of approximately $750,000 between the original fair value estimate and proceeds upon sale has been recorded as a reduction of goodwill. There have been no other material changes to purchase price allocation as disclosed in our Form 10-K for the year ended September 30, 2006.

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

We have formulated and implemented a plan to restructure certain of R2’s historical activities. As of the acquisition date we recorded a liability of approximately $798,000 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees and a loss related to the abandonment of certain lease space under this plan. Approximately $674,000 related to these liabilities has been paid as of June 30, 2007. We have finalized this plan and no additional amounts for this liability have been recorded. We reduced goodwill related to the R2 acquisition in the amount of $520,000 during the nine months ended June 30, 2007 related to a change in the preliminary valuation of certain assets and liabilities acquired based on information received during the nine months ended June 30, 2007. The final purchase price allocations will be completed within one year of the acquisition and any adjustments are not expected to have a material impact on our financial position or results of operation.

Suros Surgical Systems

On July 27, 2006, we completed the acquisition of Suros Surgical Systems, Inc. (Suros). Suros, located in Indianapolis, Indiana, develops, manufactures and sells minimally invasive interventional breast biopsy technology and products for biopsy, tissue removal and biopsy site marking. The purchase price for Suros was approximately $240 million paid in a combination of cash and 2.3 million shares of our common stock. The common stock value of approximately $106.5 million, cash paid of $139 million inclusive of certain liabilities assumed, and approximately $2.6 million for acquisition related fees and expenses resulted in an aggregate purchase price of approximately $248 million. The results of operations for Suros have been included in our consolidated financial statements from the date of acquisition as part of our Mammography / Breast Care business segment. We have recorded a liability of approximately $550,000 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to a head count reduction plan under which we terminated two members of Suros executive management team. Approximately $381,000 of this liability was paid during the nine months ended June 30, 2007 and the balance is expected to be paid by the end of the second quarter of fiscal 2008.

The acquisition also provides for a two-year earn-out. The earn-out is payable in two annual cash installments equal to the incremental revenue growth in Suro’s business in the two years following the closing. We have considered the provisions of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration represents additional purchase price. As a result, goodwill will be increased by the amount of this additional consideration, if any, when it becomes due and payable. We accrued $13.5 million for contingent earn-out payments for Suros’ incremental revenue growth through June 30, 2007.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales

	Three Months Ended						Nine Months Ended
	June 30, 2007		June 24, 2006		Change		June 30, 2007		June 24, 2006		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Mammography/ Breast Care	$133,104	69%	$75,981	63%	$57,123	75%	$368,994	69%	$193,307	62%	$175,687	91%
Osteoporosis Assessment	$10,822	6%	$14,680	12%	$(3,858)	(26)%	$34,660	6%	$45,875	15%	$(11,215)	(24)%
Other	$19,100	10%	$11,454	10%	$7,646	67%	$53,683	10%	$18,422	6%	$35,261	191%

	$163,026	85%	$102,115	85%	$60,911	60%	$457,337	85%	$257,604	83%	$199,733	78%

In the current three and nine month periods, our product sales increased 60% and 78%, respectively, compared to the corresponding periods in the prior year, primarily due to an increase in revenues from our mammography / breast care products, and to a lesser extent an increase in other product sales. Partially offsetting these increases was a decrease in our osteoporosis assessment segment product sales.

Mammography/breast care product sales increased 75% in the current quarter compared to the corresponding period in the prior year, primarily due to a $42.2 million increase in worldwide digital mammography system sales, the addition of $15.1 million in breast biopsy device sales from Suros and a $3.1 million increase in CAD product sales from R2. Suros and R2 are entities we acquired in the fourth quarter of fiscal 2006. Prior to our acquisition of R2 we had sold CAD products together with our digital mammography systems, primarily from R2, as a distributor. The increase in CAD product sales represents the additional CAD sales made without our digital mammography systems. The increases described above were partially offset by a $3.1 million decrease in worldwide MultiCare stereotactic table sales and a $806,000 decrease in worldwide analog mammography sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems and related components sold partially offset by a decrease in average selling prices primarily attributable to increased competition, higher dealer sales, changes in product configuration and increased multi-system sales. In the current quarter we sold 328 digital mammography systems compared to 154 systems in the third quarter of fiscal 2006. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The decrease in worldwide sales of our MultiCare stereotactic tables was primarily due to a decrease in the number of systems sold due in part to higher demand in the third quarter of 2006 related to increased sales activity following our acquisition of Fischer’s mammography intellectual property in September 2005 and a decrease in average selling price in the current quarter as compared to the third quarter of fiscal 2006. The decrease in worldwide sales of our analog mammography systems was due to a decrease in the number of systems sold, and to a lesser extent, a decrease in average selling prices. We believe that this decrease in analog system sales was primarily attributable to the shift in product sales to digital systems.

For the current nine month period mammography/breast care product sales increased 91% compared to the corresponding period in the prior year, primarily due to a $137.8 million increased in worldwide digital mammography systems sales, the addition of $40.7 million in breast biopsy device sales from Suros and a $9.8 million increase in CAD product sales from R2. Partially offsetting these increases was a $6.9 million decrease in worldwide MultiCare stereotactic table sales and a $6.1 million decrease in worldwide analog mammography sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems sold, primarily in the United States. In the current nine month period, we sold 838 digital mammography systems compared to 362 systems in the first nine months of fiscal 2006. We attribute the increase in digital mammography systems sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The decrease in sales of our MultiCare stereotactic tables was primarily attributable to a decrease in the number of systems sold worldwide in the current nine month period compared to the first nine months of fiscal 2006 and, to a lesser extent, a decrease in average selling prices primarily in the United States. The decrease in sales of our analog mammography systems was primarily attributable to a decrease in the number of systems sold worldwide and, to a lesser extent, a decrease in average selling prices.

Osteoporosis assessment product sales decreased 26% in the current quarter compared to the third quarter of fiscal 2006, primarily attributable to a $3.8 million decrease in product sales in the United States. These decreases were primarily due to a reduction in the number of bone densitometry systems sold, and to lesser extent, a decrease in the average selling prices. For the current nine month period, osteoporosis assessment product sales decreased 24% compared to the corresponding period in the prior year, primarily due to a $10.9 million decrease in product sales in the United States due to a decrease in the number of bone densitometry systems sold and, to a lesser extent, a decrease in the average selling prices. We believe these decreases in our domestic unit sales reflect a decline in market conditions due to a reduction in reimbursement for osteoporosis assessment exams.

Other product sales increased 67% in the current quarter compared to the corresponding period in the prior year. This increase was primarily attributable to the addition of $4.9 million of photoconductor sales as a result of our acquisition of AEG in the third quarter of fiscal 2006 and a $2.8 million increase in our mini C-arm system sales. In the current nine month period, other products sales increased 191% compared to the corresponding period in the prior year. This increase was primarily due to $29.4 million of AEG photoconductor sales, an increase of $4.3 million in our mini C-arm system sales and an increase of $1.8 million in sales of a third party line of extremity MRI systems which we began selling in the second quarter of fiscal 2006. The increase in mini c-arm revenue is primarily the result of an increase in number of units sold.

In the first nine months of fiscal 2007, approximately 74% of product sales were generated in the United States, 15% in Europe, 6% in Asia, and 5% in other international markets. In the first nine months of fiscal 2006, approximately 69% of product sales were generated in the United States, 19% in Europe, 8% in Asia, and 4% in other international markets. We believe the higher growth in sales dollars in the United States market is primarily due to an increase in demand for our Selenia system as adoption of digital mammography is occurring at an accelerated rate in the United States as compared to international markets.

Service and Other Revenue.

	Three Months Ended						Nine Months Ended
	June 30, 2007		June 24, 2006		Change		June 30, 2007		June 24, 2006		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenue	$28,479	15%	$17,570	15%	$10,909	62%	$78,467	15%	$51,021	17%	$27,446	54%

Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 62% in the current quarter and 54% in the current nine month period compared to the corresponding periods of the prior year. The increases in service and other revenue in the three and nine month periods were primarily due to increases in service contract revenues of $9.4 million in the current quarter and $23.7 million for the current nine month period from an increase in the number of service contracts sold, primarily in our mammography/breast care segment. We believe that this increase reflects the continued growth in our installed base of systems and detectors and from the addition of service and other revenues from R2 and Suros which we acquired in the fourth quarter of fiscal 2006.

Costs of Product Sales.

	Three Months Ended						Nine Months Ended
	June 30, 2007		June 24, 2006		Change		June 30, 2007		June 24, 2006		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales	$67,589	41%	$50,536	49%	$17,053	34%	$193,526	42%	$124,642	48%	$68,884	55%

The cost of product sales increased 34% in the current quarter and 55% in the current nine month period compared to the corresponding periods in the prior year primarily due to the increased product sales discussed above.

The cost of product sales decreased as a percentage of product sales to 41% in the current quarter of fiscal 2007 from 49% in the third quarter of fiscal 2006 and to 42% in the current nine month period from 48% in the first nine months of fiscal 2006. These costs decreased as a percentage of product sales primarily due to increased revenues and improved profitability associated with the shift in mammography product sales to Selenia systems and to a lesser extent, the lower cost of CAD as a result of our acquisition of R2. Selenia systems have significantly higher selling prices, more than offsetting the higher costs of the product, when compared to analog mammography. In addition, higher Selenia sales resulted in an improved absorption of fixed manufacturing costs. This improvement was partially offset by fewer bone densitometry systems sold, primarily into the primary care market in the United States, which negatively impacted the absorption of fixed overhead and a reduction in the average selling prices for these systems.

Cost of Product Sales – Amortization of Intangible Assets.

	Three Months Ended						Nine Months Ended
	June 30, 2007		June 24, 2006		Change		June 30, 2007		June 24, 2006		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product sales – Amortization of Intangible Assets	$2,655	2%	$729	1%	$1,926	264%	$8,335	2%	$2,113	1%	$6,222	294%

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

Costs of Service and Other Revenue.

	Three Months Ended						Nine Months Ended
	June 30, 2007		June 24, 2006		Change		June 30, 2007		June 24, 2006		Change
	Amount	% of Service and other Revenue	Amount	% of Service and other Revenue	Amount	%	Amount	% of Service and other Revenue	Amount	% of Service and other Revenue	Amount	%
Cost of Service and other Revenue	$31,148	109%	$18,760	107%	$12,388	66%	$85,925	109%	$53,491	105%	$32,434	61%

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

Operating Expenses.

	Three Months Ended						Nine Months Ended
	June 30, 2007		June 24, 2006		Change		June 30, 2007		June 24, 2006		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Research and Development	$11,413	6%	$6,460	5%	$4,953	77%	$33,221	6%	$18,288	6%	$14,993	82%
Selling and Marketing	$21,067	11%	$12,953	11%	$8,114	63%	$61,660	11%	$34,838	11%	$26,822	77%
General and Administrative	$16,318	8%	$10,879	9%	$5,439	50%	$47,738	9%	$27,156	9%	$20,582	76%
Amortization of Acquired Intangibles	$1,383	1%	$188	0%	$1,195	636%	$4,145	1%	$518	0%	$3,627	700%
Charge for In-Process Research and Development	$0	0%	$600	1%	$(600)	(100)%	$0	0%	$4,800	2%	$(4,800)	(100)%

	$50,181	26%	$31,080	26%	$19,101	61%	$146,764	27%	$85,600	28%	$61,164	71%

Research and Development Expenses. Research and development expenses increased 77% and 82%, respectively, in the current three and nine month periods as compared to the corresponding periods in the prior year. However, as a percentage of revenues these expenses have remained constant. These increases were primarily due to $2.9 million and $9.8 million of additional expenses in the current three and nine month periods, respectively, from the AEG, R2 and Suros acquisitions. Also contributing to the increase was an increase in mammography related expenses of $1.3 million and $3.7 million in the current three and nine month periods, respectively, compared to the prior year primarily related to our tomosynthesis development project.

Selling and Marketing Expenses. Selling and marketing expenses increased in absolute dollars by 63% and 76%, respectively, in the current three and nine month periods as compared to the corresponding periods in the prior year. However, as a percentage of revenues these expenses have remained constant. These dollar increases were primarily due to increased selling and marketing costs related to the acquisitions of AEG, R2, and Suros of $5.5 million and $17.2 million, respectively, in the current quarter and nine month periods, and to support our revenue growth together with increased commissions on the higher sales volume. In the current quarter, salaries, benefits and travel expenses increased approximately $3.0 million as a result of increased personnel to support our increased product sales, and commissions expense related to our direct sales force increased approximately $2.5 million due to increased product sales in direct territories and increased $1.2 million related to international distributors for increased product sales through these channels. In the first nine months of fiscal 2007, salaries, benefits and travel expenses increased approximately $9.6 million as a result of increased personnel to support our increased product sales, and commission expense increased approximately $7.5 million to our direct sales force due to increased product sales in direct territories and increased $4.3 million to international distributors for increased product sales through these channels.

General and Administrative Expenses. General and administrative expenses increased in absolute dollars 50% and 76%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year. However, as a percentage of revenues these expenses have remained constant. These increases were primarily due to increased general and administrative costs related to the acquisitions of AEG, R2 and Suros of $4.8 million and $16.8 million, respectively, in the current quarter and nine month periods. In the current quarter, compensation and related benefits increased approximately $4.3 million primarily due to an increase in personnel including personnel as a result of the recent acquisitions. Also contributing to the increase was $634,000 in professional services primarily related to audit and tax compliance and consultation for the acquired entities, and $348,000 of incremental stock-based compensation. .Partially offsetting these increases in the current three month period was a $1.2 million decrease in legal fees that had been incurred in the same period in the prior year for the FTC investigation related to the acquisition of Fischer Imaging’s intellectual property. In the first nine months of fiscal 2007, compensation and related benefits increased approximately $13.9 million primarily due to an increase in personnel including the new acquisitions. Also contributing to the increase was $2.7 million in professional services primarily related to audit and tax compliance and consultation for the acquired businesses and $1.5 million of incremental stock-based compensation.

Amortization of Acquired Intangible Assets. We incurred amortization expense for acquired intangible assets of $1.4 million in the current quarter and $4.1 million in the current nine month periods primarily due to the acquisitions of AEG, R2 and Suros in the third and fourth quarters of fiscal 2006 and the intangible assets acquired from Fischer Imaging during the first quarter of fiscal 2006. The corresponding periods in the prior year only included the amortization of intangible assets acquired from Fischer Imaging. The underlying intangible assets substantially relate to acquired customer relationships and trade names. These intangible assets are being amortized over their estimated useful lives of between 8.5 and 10 years.

Charge for In-Process Research and Development Expenses. The $4.8 million charge for in-process research and development during fiscal 2006 was comprised of $600,000 in connection with our acquisition of AEG and $4.2 million in connection with our acquisition of Fischer Imaging’s intellectual property relating to its digital mammography product on September 29, 2005. We did not incur any similar charges in the current year.

Interest Income.

	Three Months Ended				Nine Months Ended
	June 30, 2007	June 24, 2006	Change		June 30, 2007	June 24, 2006	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$853	$1,181	$(328)	(28)%	$1,630	$3,454	$(1,824)	(53)%

Interest income decreased 28% and 53%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the substantial reduction in our investment balances as a result of our acquisitions of AEG, R2 and Suros during fiscal 2006.

Interest (Expense) and Other Income (Expense), Net.

	Three Months Ended				Nine Months Ended
	June 30, 2007	June 24, 2006	Change		June 30, 2007	June 24, 2006	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest (Expense) and Other Income (Expense), net	$($247)	$(543)	$296	(55)%	$(2,126)	$(536)	$(1,590)	297%

In the current quarter, these expenses consisted primarily of interest costs on notes payable assumed in connection with our acquisition of AEG in the amount of $272,000 and fees on the unsecured revolving line of credit entered into on July 24, 2006 (and amended on September 25, 2006) of $93,000. These expenses were partially offset by other income of $219,000 primarily related to the increase in the cash surrender value of life insurance contracts related to our SERP. In the current nine month period, we incurred interest cost and fees on the unsecured line of credit of $1.5 million as well as interest costs related to AEG’s notes payable of $624,000, and foreign currency losses of $310,000. These expenses were partially offset by other income of $468,000 primarily related to the increase in the cash surrender value of life insurance contracts related to our SERP. In fiscal 2006, these expenses consisted primarily of interest expense on AEG’s note payable, partially offset by foreign currency transaction losses. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established certain debt agreements denominated in the foreign currency, the euro, in which certain of our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure. In connection with our recent acquisitions we assumed certain debt as a result of the AEG acquisition of which approximately $9.6 million remains outstanding as of June 30, 2007 and we borrowed $65 million, which had been fully repaid as of March 31, 2007, under our unsecured revolving line of credit for the Suros acquisition.

Provision for Income Taxes.

	Three Months Ended				Nine Months Ended
	June 30, 2007	June 24, 2006	Change		June 30, 2007	June 24, 2006	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$15,790	$7,200	$8,590	119%	$38,290	$16,800	$21,490	128%

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Our effective tax rate was 39% and 38% of pre-tax earnings in the current three and nine month periods, respectively, and 37% for the comparable periods of fiscal 2006.

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

Mammography/Breast Care.

	Three Months Ended						Nine Months Ended
	June 30, 2007		June 24, 2006		Change		June 30, 2007		June 24, 2006		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$153,511	100%	$85,837	100%	$67,674	79%	$423,793	100%	$221,596	100%	$202,197	91%

Operating Income	$37,872	25%	$19,536	23%	$18,336	94%	$94,882	22%	$37,793	17%	$57,089	151%

Mammography/breast care revenues increased primarily due to the increase in product sales of $57.1 million and $175.7 million, respectively, in the current three and nine month periods compared to the prior year discussed above and an increase in service revenues of $10.6 million and $26.5 million, respectively, in the current three and nine month periods related to the increased number of systems in our installed base. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin in this business segment was 50% and 49% in the current three and nine month periods, respectively, compared to 46% and 44%, respectively, in the comparable periods of the prior year. In the current three and nine month periods our gross margins improved from the increase in product revenues of our more profitable Selenia systems compared to our analog mammography systems and to a lesser extent, lower cost associated with sales of digital CAD as a result of the acquisition of R2. In addition, higher total revenues including higher Selenia sales have allowed for the greater absorption of fixed manufacturing costs. In general, we expect continued improved gross margins in fiscal 2007 compared to fiscal 2006 from the shift in product revenues to our more profitable Selenia full field digital mammography systems from our analog mammography systems as well as from a full year of R2 and Suros product sales. Operating expenses for this business segment increased 91% and 94% in the current three and nine month periods, respectively, primarily due to increased operating expenses in support of our growing Selenia business and as a result of the Suros acquisition and to a lesser extent the R2 acquisition. Also contributing to the increase was an increase in intangible amortization of $3.1 million and $9.6 million, respectively, as well as an increase in stock-based compensation of $621,000 and $2.2 million, respectively. The first nine months of fiscal 2006 also included charges totaling $4.8 million for acquired in-process research and development. This amount was comprised of $4.2 million in connection with our acquisition of the mammography intellectual property of Fischer Imaging in the first quarter of fiscal 2006 and $600,000 in connection with the acquisition of AEG in the third quarter of fiscal 2006.

Osteoporosis Assessment.

	Three Months Ended						Nine Months Ended
	June 30, 2007		June 24, 2006		Change		June 30, 2007		June 24, 2006		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$15,731	100%	$19,548	100%	$(3,817)	(20)%	$49,426	100%	$60,967	100%	$(11,541)	(19)%

Operating Income	$294	2%	$2,240	11%	$(1,946)	(87)%	$4,563	9%	$8,101	13%	$(3,538)	(44)%

Osteoporosis assessment revenues decreased primarily due to the decrease in product sales of $3.9 million and $11.2 million, respectively, in the current three and nine month periods compared to the prior year, discussed above. Operating income for osteoporosis assessment decreased primarily from the decrease in product sales partially offset by a decrease in operating expenses. Our gross margin in this business segment was 36% and 41%, respectively, in the current three and nine month periods compared to 45% and 45%, respectively, in the corresponding periods of the prior year. The decreases in gross margin reflects the decrease in product sales and the lower average selling prices in the current three and nine month periods. Operating income partially benefited from lower overhead absorption as there was a higher allocation of overhead in the current three and nine month periods to the mammography/ breast care business segment reflecting the recent acquisitions and higher growth of that segment.

Other.

	Three Months Ended						Nine Months Ended
	June 30, 2007		June 24, 2006		Change		June 30, 2007		June 24, 2006		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$22,263	100%	$14,300	100%	$7,963	56%	$62,585	100%	$26,062	100%	$36,523	140%

Operating Income	$1,766	8%	$(3,197)	(22)%	$4,963	(155)%	$1,809	3%	$(3,115)	(12)%	$4,924	(158)%

Revenues for this business segment, which includes the AEG photoconductor business, mini C-arm business, domestic distribution of a third party extremity MRI system, the digital general radiography business and the conventional general radiography service business, increased primarily due to the incremental revenues of $5.2 million and $30.5 million in the current three and nine month period as a result of the AEG acquisition in the third quarter of fiscal 2006. Also contributing to the increase in the three and nine month periods was an increase in mini c-arm sales of $2.9 million and $4.5 million, respectively. The increase in operating income in the current three and nine month periods was due primarily to the operating income from AEG partially offset by the insufficient revenue volume for the third party extremity MRI systems to cover the fixed costs, primarily headcount related, to support the distribution of these systems.

Liquidity and Capital Resources

At June 30, 2007 we had approximately $184.9 million of working capital. At that date our cash and cash equivalents totaled $93.8 million. Our cash and cash equivalents balance increased approximately $63.9 million during the first nine months of fiscal 2007 primarily due to cash provided by operating activities and cash proceeds from the exercise of stock options partially offset by cash used to repay amounts outstanding under our line of credit and cash used for purchases of property and equipment.

For the first nine months of fiscal 2007, our operating activities provided us with $104.0 million of cash, which included net income of $62.5 million, increased by non-cash charges, depreciation and amortization of an aggregate $23.3 million, and stock-based compensation expense of $4.7 million, which were partially offset by the $16.2 million tax benefit related to the exercise of non-qualified stock options. Also increasing cash from operations was a $16.9 million increase in our net deferred tax liability as we utilized the net operating losses carryforwards we obtained as a result of the R2 and Suros acquisitions to reduce current taxable income. Cash provided by operations due to changes in our current assets and liabilities included an increase in accrued expenses of $15.5 million, an increase in deferred revenue of $11.5 million, an increase in accounts payable of $10.1 million, and a decrease in inventory of $2.1 million. The cash provided by these changes in our current assets and liabilities was partially offset by an increase in accounts receivable of $21.8 million and an increase in prepaid expenses and other current assets of $5.0 million. The increase in accrued expenses is primarily the result of deferred compensation payable under our SERP. The increase in deferred revenue was primarily due to an increase in the number of deferred service contracts for our core business as well as an increase in amounts related to our newly acquired businesses. The increase in accounts payable was primarily due to the timing of payments and increased purchases to support our increasing revenues, especially in digital mammography. The increase in accounts receivables is the result of the increased sales volume, especially for digital mammography. The increase in prepaid expenses and other current assets is the result of an increase in advance payments to a vender for raw material.

In the first nine months of fiscal 2007, we used approximately $10.6 million of cash in investing activities. This use of cash was primarily attributable to the use of $16.8 million for purchases of property and equipment, which consisted primarily of manufacturing equipment, research and development test equipment, demonstration equipment and computer hardware. To a lesser extent, other assets increased a total of $9.5 million comprised of a $5.3 million increase for deferred acquisition costs and $4.2 million related to cash used to purchase certain life insurance contracts to fund future payments under our SERP. This use of cash was partially offset by the accrual of $13.5 million for the Suros earn-out expected to be paid in the fourth quarter of fiscal 2007 and proceeds of $2.1 million from the sale of a minority interest cost method investment in a private German company we obtained in connection with our acquisition of AEG.

In the first nine months of fiscal 2007, financing activities used $29.5 million of cash substantially due to the $55 million of repayments under our bank line of credit. This cash use was partially offset by the tax benefit related to the exercise of non-qualified stock options of $16.2 million and $9.4 million of cash from the exercise of stock options.

As a result of the acquisition of AEG, we assumed certain of AEG’s existing debt whose remaining balances aggregated to $9.6 million as of June 30, 2007. The terms of the agreements have various maturities ranging from December 31, 2010 through September 15, 2012. Interest rates are variable and at June 30, 2007 ranged from 5.7% to 7.9%.

On July 27, 2006, we completed the acquisition of Suros Surgical Systems, Inc. with an initial aggregate purchase price of approximately $248 million paid in a combination of cash and in shares of our common stock. In addition, a cash earn-out will be payable in two annual cash installments equal to the incremental revenue growth in Suros Surgical’s business in the two years following the closing. As of June 30, 2007, we accrued $13.5 million for this earn-out based on Suros’ incremental revenue growth to date.

On May 20, 2007, we entered into an Agreement and Plan of Merger (Merger Agreement) with Cytyc, a diversified diagnostic and medical device company focused in women’s health. Under the terms and conditions of the Merger Agreement, at the effective time of the merger, each share of common stock of Cytyc, issued and outstanding immediately prior to the closing will be cancelled and converted into the right to receive (i) 0.52 shares of our common stock and (ii) $16.50 in cash. The purchase price for the transaction, exclusive of certain merger-related costs and expenses, in the aggregate is approximately $6.2 billion. Under the Merger Agreement, Cytyc shareholders will receive an aggregate of an estimated 65 million shares of our common stock and approximately $2.2 billion in cash, assuming the conversion of Cytyc’s outstanding convertible notes. We have received a firm financing commitment from Goldman Sachs Credit Partners L.P. and certain other arrangers, in which the arrangers committed to provide, in the aggregate, financing of up to approximately $2,550,000 to pay for the cash portion of the merger consideration, for repayment of our existing debt and Cytyc’s existing debt, for expenses relating to the merger and for working capital following the completion of the merger. As soon as practicable after the effective time of the merger, we intend to seek to refinance a substantial portion of the debt incurred in the transaction with convertible debt or other equity or equity-linked financing. See “Financing of the Proposed Merger with Cytyc Corporation” below. Completion of the transaction is subject to the approval of our as well as Cytyc’s common stockholders and other customary closing conditions. We anticipate that the merger will close in late September or early October, 2007.

On June 20, 2007, we entered into a definitive agreement to acquire BioLucent, a company focused on the development, marketing and selling of a breast cushion used to decrease the discomfort associated with mammography. The purchase price for the transaction exclusive of certain transaction costs and expenses, is approximately $70 million plus a two year earn-out not to exceed $15 million. The consideration consists of (i) $65 million payable at closing, at the election of Hologic, in cash, shares of Hologic common stock or a combination thereof, (ii) $5 million in cash payable at closing and (iii) up to two annual deferred cash payments not to exceed $15 million in the aggregate based on BioLucent’s achievement of certain revenue targets. Any shares issued as part of the consideration will be valued at the five-day trading average of the closing price per share of Hologic’s common stock for the five consecutive trading days ending two days prior to the closing date. This transaction is subject to a fairness hearing before the Commissioner of the California Department of Corporations scheduled to be held on August 28, 2007, and to customary closing conditions, including BioLucent stockholder approval.

On September 25, 2006, we entered into an amended and restated credit agreement with Bank of America, N.A. (BOA) and the other lenders party there to, providing for a $150 million senior unsecured revolving line of credit. At our option, revolving loans outstanding under the credit agreement will bear interest at a rate equal to (a) Eurodollar Rate—the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (known as “LIBOR”) plus the applicable margin (as defined in the credit agreement, which margin ranges from 0.625% to 1.00% depending on our consolidated leverage ratio) or (b) Base Rate—the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate plus .50%. The credit agreement includes financial covenants requiring that we maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum consolidated interest coverage ratio of 3.00:1.00. We were in compliance with these covenants as of June 30, 2007. The credit agreement also contains events of default that permit the acceleration of the loans and the termination of the credit agreement, including, but not limited to, payment defaults under the credit agreement and cross-default under certain other indebtedness, the breach of certain covenants, the entry of material judgments, and the occurrence of bankruptcy, insolvency or change of control events. There were no amounts outstanding under this credit agreement as of June 30, 2007. Borrowings that were outstanding during the nine months ended June 30, 2007 had applicable interest rates ranging from 5.9% to 6.2%. Borrowings under the credit agreement were used to finance a portion of the Suros Surgical acquisition and for general corporate purposes. The credit agreement matures on September 24, 2011. As of June 30, 2007, we had $150 million available for future borrowings. Prior to maturity, we may reborrow amounts repaid for any permitted purpose.

The lease for our headquarters and manufacturing facility located in Bedford, Massachusetts and our Lorad manufacturing facility in Danbury, Connecticut, has a term of 20 years, with four five-year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.2 million per year, which is subject to adjustment for increases in the consumer price index. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, we make customary representations and warranties and agree to certain financial covenants and indemnities. In the event we default on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. We were in compliance with all covenants as of June 30, 2007.

We maintain an unsecured line of credit with a European bank for the equivalent of $3.0 million, which bears interest at the Europe Interbank Offered Rate (4.18% at June 30, 2007) plus 1.5%. The borrowings under this line are primarily used by our European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days notice. At June 30, 2007 there were no outstanding borrowings under this line.

The following table summarizes our contractual obligations and commitments as of June 30, 2007:

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating Leases	$66,654	$6,929	$13,186	$11,125	$35,415
Purchase Obligations (2)	11,347	6,440	4,907	—	—
Long-Term Debt Obligations	9,600	2,536	2,748	4,166	150

Total Contractual Obligations	$87,600	$15,904	$20,840	$15,291	$35,565

(1)	The amounts above do not include any amounts that may be payable to AEG and Suros for earn-outs over the next two fiscal years, any amounts to be paid in connection with the proposed mergers with Cytyc and BioLucent, or any indebtedness to be incurred in connection with the proposed merger with Cytyc. For a discussion of the indebtedness expected to be incurred in connection with the proposed merger with Cytyc, see “Financing of the Proposed Merger with Cytyc Corporation” below.
(2)	Pursuant to an exclusive distribution and service agreement in the United States under which we will sell and service a line of extremity MRI systems, we had certain minimum inventory purchase obligations for the initial term which we have satisfied in full. These obligations are subject to renegotiation after the first eighteen month period in the event of any unforeseen changes in the market dynamics, which we are currently renegotiating with the vendor. Therefore, no amounts related to this agreement are included in the above table.

We also have outstanding two interest rate swap contracts that mature in 2010. Currently, these derivative instruments are in a net gain position, which gain is of an immaterial nature.

Except as set forth above and the potential earn-outs for AEG and Suros and payments to be made and indebtedness to be incurred in connection with the proposed mergers with Cytyc and BioLucent, we do not have any other significant capital commitments. We are working on several projects, with an emphasis on digital mammography. In addition, we expect to continue to review and evaluate potential acquisitions of businesses, products or technologies, and strategic alliances that we believe will complement our current or future business. Subject to the risk factors set forth in Part II, Item 1A of this report, our most recent Annual Report on Form 10-K, our Registration Statement on Form S-4, filed with the SEC on June 29, 2007 (Registration No. 333-144238) and the general disclaimers set forth in our Cautionary Note at the outset of this Report, we believe that cash flow from operations and cash available from our bank line of credit will provide us with sufficient funds in order to fund our expected operations over the next twelve months.

The expected timing of payment and amounts of the obligations discussed above are estimated based on current information.

Financing of the Proposed Merger with Cytyc Corporation

In connection with the proposed merger with Cytyc, we obtained a firm financing commitment letter with Goldman Sachs Credit Partners L.P. and other arrangers, pursuant to which the arrangers have agreed to provide us senior secured financing in an aggregate principal amount of up to $2.55 billion at or about the closing date of the merger. These new credit facilities will consist of a combination of secured term loans and a revolving credit facility. The terms, conditions and covenants of the new credit facilities are subject to the negotiation, execution and delivery of definitive credit documents.

For risks relating to the indebtedness, see Part II, Item 1A – Risk Factors – Risks Related to Indebtedness of the Combined Company.

We intend to use the proceeds of new senior secured credit facilities together with combined company’s available cash:

•	to pay the cash consideration of the merger totaling approximately $2.05 billion;

•	to repay in full all borrowings outstanding, if any, and terminate all commitments under Cytyc’s existing first lien senior secured credit facility;

•	to repay in full all borrowings outstanding, if any, and terminate all commitments under Hologic’s existing senior secured revolving credit facility;

•	to pay fees, commissions and expenses, estimated to be approximately $100 million, incurred by the combined company in connection with the merger transaction; and

•	for certain permitted acquisitions, working capital and general corporate purposes.

We may also use the proceeds of the new senior secured credit facility, together with the combined company’s available cash, to redeem all of Cytyc’s outstanding $250 million 2.25% Senior Convertible Notes due 2024, which have not been converted into Cytyc common stock in connection with the merger and which have been delivered to Cytyc or us for redemption.

As soon as practicable after the effective time of the merger, we intend to cause the combined company to seek to refinance a substantial portion of the debt incurred under the proposed new credit facilities with convertible debt or other equity or equity-linked financing, with reduced interest rates, extended maturity and limited or no restrictive or other financial covenants.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our credit agreement with BOA and on the debt assumed as a result of our acquisition of AEG. At our option, revolving loans outstanding under the credit agreement will bear interest at a rate equal to (a) Eurodollar Rate—the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (known as “LIBOR”) plus the applicable margin (as defined in the credit agreement, which margin ranges from 0.625% to 1.00% depending on our consolidated leverage ratio) or (b) Base Rate—the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate plus .50%. The terms of the AEG debt agreements have various maturities ranging from December 31, 2010 through September 15, 2012. Interest rates are variable and at June 30, 2007 ranged from 5.7% to 7.9%. We may also incur interest expense on loans made under a European line of credit that accrues interest at the Europe Interbank Offered Rate plus 1.50% to 2.25%, as defined. At June 30, 2007, there were no amounts outstanding under the European line of credit.

We have interest rate swap contracts in place totaling 6 million Euros and $8.1 million U.S. dollars where we pay at a fixed rate and receive at a floating rate. Fixed rates range from 2.83% to 3.82% and the floating rates range from 2.10% to 3.92%. Maturity dates coincide with those of the outstanding hedge debt agreements, thus having various maturities ranging from November 2007 through December 2010.

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

Substantially all of our sales outside the United States are conducted in U.S. dollar denominated transactions. We operate international subsidiaries that incur expenses denominated in local currencies. However, we believe that these operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Expenses to service our contracts are incurred both by our international/foreign subsidiaries in the local currency and by the parent company in U.S. dollars. As such, our operating results and certain assets and liabilities that are denominated in the foreign currencies are affected by changes in the relative strength of the U.S. dollar against the Euro. Our expenses are positively affected when the United States dollar strengthens against these currencies and adversely affected when the United States dollar weakens against these currencies. However, based on the level of operating expenses, we believe that the foreign currency exchange risk is not significant. During the three and nine months ended June 30, 2007 we incurred foreign currency exchange losses of $3,000 and $310,000, respectively, and during the three and nine months ended June 24, 2006 we incurred foreign currency exchange gains of $182,000 and $232,000, respectively.

We occasionally use forward foreign exchange contracts to mitigate our foreign currency exchange rate exposures related to our foreign currency denominated assets and liabilities, and more specifically, to hedge, on a net basis, the foreign currency exposure of a portion of our German sales denominated in the U.S. dollar. The terms of these forward contracts are of a short-term nature (6-12 months). At June 30, 2007, we did not have any outstanding forward foreign exchange contracts. The market risk associated with the forward foreign exchange contracts resulting from currency exchange rate or interest rate movements is expected to mitigate the market risk of the underlying assets being hedged. A hypothetical 10% movement in the foreign currency exchange rate between U.S. dollars and Euros would not have a material adverse effect on our financial condition. We do not use forward contracts for trading or speculative purposes.

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. As a result of our acquisitions during fiscal 2006 we have begun to integrate certain business processes and systems of the acquired entities. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as these integrations are complete. There have been no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

36

PART II - OTHER INFORMATION

HOLOGIC, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.

No material developments.

Item 1A.	Risk Factors

There have been no material changes to our risk factors from those disclosed in our 2006 Annual Report on Form 10-K, other than risks we face in connection with our proposed merger with Cytyc Corporation and the combined company and as disclosed elsewhere in this Form 10-Q. We encourage you to consider the risks set forth below under the captions “—Risks Related to the Proposed Merger with Cytyc Corporation,” and “—Risks Related to Indebtedness of the Combined Company” and we also refer you to our registration statement on Form S-4 filed with the SEC on June 29, 2007 (Registration No. 333-144238) for additional risk factors relating to our proposed merger with Cytyc Corporation and the combined company.

RISKS RELATED TO THE PROPOSED MERGER WITH CYTYC CORPORATION

Failure to complete the merger could negatively impact the stock prices and the future business and financial results of Hologic and Cytyc.

If the merger is not completed, the ongoing businesses of Hologic or Cytyc may be adversely affected and Hologic and Cytyc will be subject to several risks, including the following:

•

being required, under certain circumstances under the merger agreement, to pay a termination fee of between $50 million and $150 million, in the case of a payment by Cytyc to Hologic, or between $33 million and $100 million, in the case of a payment by Hologic to Cytyc;

•	having to pay significant costs relating to the merger, such as legal, accounting, financial advisor and printing fees;

•

the attention of management of Hologic and Cytyc will have been diverted to the merger instead of on such company’s own operations and pursuit of other opportunities that could have been beneficial to such company; and

•	customer perception may be negatively impacted which could affect the ability of Hologic and Cytyc to compete for, or to win, new and renewal business in the marketplace.

Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the merger or reduce the anticipated benefits of the merger.

Completion of the merger is conditioned upon the receipt of all material governmental authorizations, consents, orders and approvals, including the expiration or termination of the applicable waiting periods under the Hart-Scott Rodino Antitrust Improvements Act of 1976, the HSR Act. Hologic and Cytyc intend to pursue all required approvals in accordance with the merger agreement. If the companies do not receive these approvals, or do not receive them on terms that satisfy the conditions set forth in the merger agreement, then neither company will be obligated to complete the merger. On July 2, 2007, the waiting period under the HSR Act expired without a request for additional information.

The governmental agencies from which the companies will seek these approvals have broad discretion in administering the governing regulations. As a condition to approval of the merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the completion of the merger or may reduce the anticipated benefits of the merger. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions to the completion of the merger are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals.

The combined company may be unable to successfully integrate Hologic’s and Cytyc’s operations or to realize the anticipated cost savings, revenues and other benefits of the merger. As a result, the value of the combined company’s common stock may be adversely affected.

Hologic and Cytyc entered into the merger agreement because each company believes that the merger will be beneficial to each of Hologic, Cytyc and their respective stockholders. Currently, each company operates as an independent public company. Achieving the anticipated benefits of the merger will depend in part upon whether the two companies integrate their businesses in an efficient and effective manner. The companies may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. The companies operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance. The integration of certain operations following the merger will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Employee uncertainty and lack of focus during the integration process may also disrupt the business of the combined company and result in undesired employee attrition. Any inability of management to successfully integrate the operations of the two companies could have a material adverse effect on the business and results of operations of the combined company. The companies may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of the merger. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company, which may affect the value of the shares of the combined company’s common stock after the completion of the merger.

Due to legal restrictions, Cytyc and Hologic have been able to conduct only limited planning regarding the integration of the two companies following the merger and have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.

The combined company will incur significant transaction and merger-related costs in connection with the merger.

Hologic and Cytyc expect to incur significant costs associated with combining the operations of the two companies. The substantial majority of the expenses resulting from the merger will be comprised of transaction costs related to the merger, systems consolidation costs, and business integration and employment–related costs. Hologic and Cytyc will also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Due to legal restrictions, Cytyc and Hologic have been able to conduct only limited planning regarding the integration of the two companies and have not yet been able to formulate detailed integration plans to deliver anticipated synergies. Although Hologic and Cytyc expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow them to offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Whether or not the merger is completed, the announcement and pendency of the merger could impact or cause disruptions in Cytyc’s and Hologic’s businesses, which could have an adverse effect on their results of operations and financial condition.

Specifically:

•

current and prospective customers and suppliers of Hologic and Cytyc may experience uncertainty associated with the merger, including with respect to current or future business relationships with Hologic, Cytyc or the combined company and may attempt to negotiate changes in existing business;

•	Cytyc and Hologic employees may experience uncertainty about their future roles with the combined company, which might adversely affect Cytyc’s and Hologic’s ability to retain and hire key employees;

•

if the merger is completed, the accelerated vesting of stock options and other equity-based awards and payment of “change in control” benefits to some members of Cytyc’s and Hologic’s management on completion of the merger could result in increased difficulty or cost in retaining Cytyc’s and Hologic’s officers and employees; and

•

the attention of management of each of Cytyc and Hologic may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day business operations of their respective companies.

The deal-protection provisions of the merger agreement may deter alternative business combinations and could negatively impact the stock prices of Hologic and Cytyc if the merger agreement is terminated.

As a result of certain provisions of the merger agreement, it is possible that a third party who might be interested in pursuing a business combination proposal with Hologic or Cytyc would be discouraged from doing so. Any such proposal might be advantageous to the stockholders of Hologic and Cytyc when compared to the terms and conditions of the transaction described in this joint proxy statement/prospectus. In particular, the termination fee provision of the merger agreement may deter third parties from proposing alternative business combinations that might result in greater value to Hologic and Cytyc stockholders than the merger. In addition, in the event the merger agreement is terminated by Hologic or Cytyc in circumstances that obligate either party to pay a termination fee to the other party, Hologic’s or Cytyc’s stock price may decline as a result of its payment of the termination fee.

The merger is expected to have a dilutive effect on Hologic’s earnings per share calculated in accordance with U.S. GAAP, which may adversely affect the market price of Hologic’s common stock following the merger.

The merger is expected to have a dilutive effect on earnings per share of Hologic calculated in accordance with U.S. GAAP primarily due to the amortization of the intangible assets in connection with the merger. These expectations are based on preliminary estimates which may materially change after the completion of the merger. The combined company could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger. All of these factors could cause further dilution to the earnings per share of the combined company or cause a decrease in the price of common stock of the combined company.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of the combined company’s common stock following the merger.

In accordance with U.S. GAAP, Hologic expects to be considered the acquirer of Cytyc for accounting purposes. Hologic will account for the merger using the purchase method of accounting, which will result in charges to the combined company’s earnings that could adversely affect the market value of Hologic’s common stock following the completion of the merger. Under the purchase method of accounting, Hologic will allocate the total purchase price to the assets acquired and liabilities assumed from Cytyc based on their fair values as of the date of the effective time of the merger, and record any excess of the purchase price over those fair values as goodwill. For certain tangible and intangible assets, recording their fair values as of the completion date of the merger will result in the combined company incurring significant additional depreciation and/or amortization expense that exceed the combined amounts recorded by Hologic and Cytyc prior to the merger. This increased expense will be recorded by the combined company over the useful lives of the underlying assets. In addition, to the extent the value of goodwill or intangible assets were to become impaired, the combined company may be required to incur charges relating to the impairment of those assets.

RISKS RELATED TO INDEBTEDNESS OF THE COMBINED COMPANY

Hologic will incur significant indebtedness in order to finance the merger, which will limit the combined company’s operating flexibility, and could adversely affect the combined company’s operations and financial results and prevent the combined company from fulfilling its obligations.

In order to finance the cash portion of the merger consideration and other expenses incurred in connection with the merger, Hologic intends to incur up to approximately $2.55 billion of new indebtedness, consisting of a combination of secured term loans and a revolving credit facility. Additionally, certain other of Hologic’s and Cytyc’s current indebtedness may remain outstanding. These new credit facilities are anticipated to bear interest at variable rates dependent upon the credit rating of the combined company. This level of indebtedness may:

•	make it more difficult for the combined company to satisfy its obligations with respect to its outstanding indebtedness;

•	increase the combined company’s vulnerability to general adverse economic and industry conditions, including increases in interest rates;

•

require the combined company to dedicate a substantial portion of its cash flow from operations to interest and principal payments on its indebtedness, which would reduce the availability of its cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;

•	limit the combined company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•	place the combined company at a competitive disadvantage compared to its competitors that have less debt; and

•	limit the combined company’s ability to borrow additional funds for working capital, capital expenditures, general corporate purposes or acquisitions.

In addition, the terms of the financing obligations to be incurred by the combined company in connection with the merger will contain covenants that restrict the combined company’s ability, and that of its subsidiaries, to engage in certain transactions and may impair the combined company’s ability to respond to changing business and economic conditions, including, among other things, limitations on the ability to:

•	incur additional indebtedness;

•	pay dividends and make distributions;

•	repurchase stock;

•	make certain investments;

•	create liens;

•	engage in transactions with affiliates;

•	merge with or acquire another company; and

•	transfer and sell assets.

The combined company’s proposed new revolving credit facility is also anticipated to require the combined company to satisfy certain financial covenants.

The combined company’s ability to comply with these provisions may be affected by general economic conditions, political decisions, industry conditions and other events beyond the combined company’s control. The combined company’s failure to comply with the covenants contained in the proposed new credit facilities could result in an event of default, which could materially and adversely affect the combined company’s results of operation and financial condition.

If there were an event of default under one of the combined company’s debt instruments or a change of control of the combined company, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately and may be cross-defaulted to other debt. The combined company’s assets or cash flow may not be sufficient to fully repay borrowings under its outstanding debt instruments if accelerated upon an event of default, and there is no guarantee that the combined company would be able to repay, refinance or restructure the payments on those debt securities.

The combined company may not be able to generate sufficient cash flow to service all of its obligations, including its obligations under its new credit facilities.

The combined company’s ability to make payments on and to refinance its indebtedness, including the indebtedness incurred under the proposed new credit facilities, and to fund planned capital expenditures, strategic transactions and expansion efforts will depend on the combined company’s ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the control of the combined company.

The combined company’s business may not be able to generate sufficient cash flow from operations, and the combined company cannot assure that future borrowings will be available to it in amounts sufficient to enable it to pay its indebtedness as such indebtedness matures and to fund its other liquidity needs. If this is the case, the combined company will need to refinance all or a portion of its indebtedness on or before maturity, and there can be no assurance that it will be able to refinance any of its indebtedness, including its new credit facilities, on commercially reasonable terms, or at all. The combined company may need to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These financing strategies may not be affected on satisfactory terms, if at all. The combined company’s ability to refinance its indebtedness or obtain additional financing, or to do so on commercially reasonable terms, will depend on, among other things, its financial condition at the time, restrictions in agreements governing its indebtedness, and other factors, including the condition of the financial markets and the markets in which the combined company will compete.

If the combined company does not generate sufficient cash flow from operations, and additional borrowings, refinancings or proceeds of asset sales are not available to it, the combined company may not have sufficient cash to enable it to meet all of its obligations.

The combined company may not be able to effect its plans for a refinancing of a substantial portion of its new credit facilities with convertible debt or other equity or equity-linked financing, which could adversely affect the combined company’s liquidity and results of operations, and, even if completed, such refinancing could result in substantial dilution to existing stockholders of the combined company.

As soon as practicable after the effective time of the merger, Hologic intends to cause the combined company to refinance a substantial portion of the debt incurred under the proposed new credit facilities with convertible debt or other equity or equity-linked financing, with reduced interest rates, extended maturity and limited or no restrictive or other financial covenants. The combined company’s ability to effect this refinancing on commercially reasonable terms will depend on, among other things, its financial condition at the time and other factors, including the condition of the financial markets and the markets in which the combined company will compete. The combined company cannot assure that it will be able to effect this refinancing on a timely basis or on favorable terms, if at all, or that such financing will not result in significant dilution to existing stockholders. Failure of the combined company to effect timely such a refinancing would likely result in an increase in the ongoing interest expense and restrictive covenants, and could otherwise adversely effect the combined company’s liquidity and results of operations.

The combined company will be required to enter into hedging transactions for its variable interest rate exposure under its proposed new credit facilities which could adversely affect its ability to repay all or a portion of those facilities without incurring additional costs, and will subject the combined company to risks of default by the counterparties to those transactions.

The terms of the combined company’s proposed new credit facility will obligate the combined company to enter into hedging transactions to hedge a substantial portion of the interest rate risk under those facilities. If the combined company repays, redeems or repurchases (voluntarily or mandatorily) all or a portion of its new credit facilities prior to their scheduled maturities, the combined company’s obligations under those hedging transactions may cease to match the combined company’s obligations under the credit facilities, and could result in significant additional expense to the combined company. These hedging transactions may not qualify for effective hedge treatment in accordance with U.S. GAAP and as a result, any changes in fair value of hedge contracts could be required to be recorded to the statement of income. In addition, default by the counterparties to the combined company’s hedging transactions could result in the combined company having to make interest payments at the variable rates payable under the new credit facilities and expose the combined company further to interest rate fluctuation risk under those credit facilities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits:

Exhibit Number		Reference
2.1	Agreement and Plan of Merger by and among Hologic, Inc., Nor’easter Corp. and Cytyc Corporation, dated as of May 20, 2007	A-2.1

3.1	Text of amendment to Amended and Restated Bylaws of Hologic, Inc.	B-3.1

4.1	Amendment to Rights Agreement, between the Company and American Stock Transfer & Trust Company, as rights agent.	C-4.2

10.1	John W. Cumming Waiver Letter dated as of May 20, 2007	A-10.1

10.2	Robert A. Cascella Waiver Letter dated as of May 20, 2007	A-10.2

10.3	Glenn P. Muir Waiver Letter dated as of May 20, 2007	A-10.3

Exhibit Number		Reference
10.4	Principal Terms of Proposed Retention Agreement with Robert A. Cascella	A-10.4

10.5	Retention and Severance Agreement with Patrick J. Sullivan dated as of May 20, 2007	A-10.5

10.6	Change of Control Agreement with Patrick J. Sullivan dated as of May 20, 2007	A-10.6

10.7	Retention and Severance Agreement with Daniel J. Levangie dated as of May 20, 2007	A-10.7

10.8	Change of Control Agreement with Daniel J. Levangie dated as of May 20, 2007	A-10.7

10.9	Agreement and Plan of Merger by and among Hologic, Inc., a Delaware corporation, Bravo Transition, Inc., a Delaware corporation and a wholly owned subsidiary of Hologic, Bravo Acquisition I, LLC, a Delaware limited liability company, and wholly owned subsidiary of Hologic, BioLucent, Inc., a Delaware corporation, and Steven Gex, solely in his capacity as Stockholder Representative dated June 20, 2007.	C-10.1

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

A	We previously filed this exhibit on May 21, 2007 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of May 21, 2007, and the previously filed exhibit is incorporated herein by reference.

B	We previously filed this exhibit on May 21, 2007 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A/A (SEC File No. 000-18281) filed with the Commission on May 21, 2007, and the previously filed exhibit is incorporated herein by reference.

C	We previously filed this exhibit on June 25, 2007 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of June 25, 2007, and the previously filed exhibit is incorporated herein by reference.

HOLOGIC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

August 8, 2007	/s/ JOHN W. CUMMING
Date	John W. Cumming
Chairman and Chief Executive Officer

August 8, 2007	/s/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Treasurer
(Principal Financial Officer)