Form 10-K
period 2007-09-29
HOLOGIC INC
filed 2007-11-27
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 29, 2007

or

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

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code (781) 999-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:    Rights to Purchase Preferred Stock

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 30, 2007 was $3,079,547,382 based on the price of the last reported sale on the Nasdaq National Market on that date.

As of November 20, 2007 there were 125,341,631 shares of the registrant’s Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended September 29, 2007 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

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

PART I

Item 1. Business

Overview

We are a diversified medical technologies company specializing in diagnostic imaging products and interventional devices dedicated to serving the healthcare needs of women. Historically, we have developed, manufactured and marketed products focused on mammography, breast care and osteoporosis assessment. In October 2007, we completed our business combination with Cytyc Corporation (also referred to in this document as “Cytyc”), a company that develops, manufactures and markets complementary products covering a range of cancers and women’s health indications, including cervical cancer screening, prenatal diagnostics and partial breast radiation therapy.

We have historically focused our resources on developing systems and subsystems offering superior image quality and diagnostic accuracy, which has enabled us to capture significant market share and customer loyalty, despite the presence of large competitors. As a result of our combination with Cytyc we intend to expand our focus to further utilize Cytyc’s strengths in the fields of obstetrics, gynecology, radiation oncology and minimally invasive surgery.

Our mammography and breast care products include a broad portfolio of breast imaging and related products, including digital and film-based mammography systems, computer-aided detection (CAD), breast biopsy guidance systems, minimally invasive breast biopsy and tissue extraction devices and our recently acquired MammoPad breast cushion. Our osteoporosis assessment products primarily consist of dual-energy X-ray bone densitometry systems and an ultrasound-based osteoporosis assessment product. Our other business unit includes our Fluoroscan mini C-arm imaging products, our Esaote line of extremity MRI (Magnetic Resonance Imaging) systems that are manufactured by an original equipment manufacturer, and our photoconductor coating business, an ancillary business that we acquired as part of our acquisition of AEG Elektrofotografie GmbH (“AEG”).

Cytyc’s product offerings have historically been divided between diagnostic and surgical products. Cytyc’s core diagnostic products are the ThinPrep System, which is primarily used in cytology testing applications, such as cervical cancer screening, and the Full Term Fetal Fibronectin Test, which offers clinical and cost benefits for the assessment of the risk of pre-term birth. Cytyc’s core surgical products include the NovaSure System, which enables physicians to treat women suffering from excessive menstrual bleeding in a minimally invasive manner in order to eliminate or reduce their bleeding, the MammoSite Radiation Therapy System, which is a single-use device for the treatment of early-stage breast cancer, the GliaSite Radiation Therapy System, which provides a full course of post-surgical radiation therapy using Iotrex, a proprietary, liquid radiation source for which Cytyc has an exclusive license, and the Adiana Complete Transcervical Sterilization System, which is a form of permanent female contraception intended as an alternative to tubal ligation and for which Cytyc is in the process of seeking a pre-market approval from the U.S. Food and Drug Administration (the “FDA”).

We were founded on and remain committed to the principle of applying superior technology to health care challenges facing women. Recently, we have expanded and diversified our business through a number of strategic acquisitions, including the following:

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

•

In May 2006, we acquired AEG Elektrofotografie GmbH (“AEG”), headquartered in Warstein, Germany, with manufacturing operations in Germany and China. AEG specializes in the manufacture of photoconductor materials for use in a variety of electro-photographic applications, including the selenium coating of our digital detectors.

•

In July 2006, we completed the acquisition of R2 Technology, Inc. (“R2”), then located in Sunnyvale, California, a leader in the development and commercialization of CAD, an innovative technology that assists radiologists in the early detection of breast cancer.

•

In July 2006, we completed the acquisition of Suros Surgical Systems, Inc. (“Suros”), located in Indianapolis, Indiana. Suros develops, manufactures and sells minimally invasive interventional breast biopsy technology and products for biopsy, tissue removal and biopsy site marking.

•

In September 2007, we completed the acquisition of BioLucent, Inc. (“BioLucent”), previously located in Aliso Viejo, California. BioLucent develops and markets, the MammoPad breast cushion, which is designed to decrease the discomfort associated with the breast compression required during a mammography.

•	On October 22, 2007, we consummated our largest transaction to date, our business combination with Cytyc Corporation.

We believe our business combination with Cytyc will provide us with a stronger financial base and a more diversified and balanced product portfolio, while reinforcing our focus on women’s health. Additionally, we believe that the significantly increased scale and scope of our operations will better enable us to take advantage of growth opportunities and will create a strong platform for further expanding our operations through product development, cross-selling opportunities and complementary strategic transactions.

We were incorporated in Massachusetts in October 1985 and reincorporated in Delaware in March 1990. Unless the context otherwise requires, references to us, Hologic or our company refer to Hologic, Inc. and each of its consolidated subsidiaries. During fiscal year 2007, we viewed our operations and managed our business in three principal reporting segments: mammography and breast care products, osteoporosis assessment products and all other which includes our mini C-arm imaging products, extremity MRI, AEG photoconductor coatings, and general radiography products. We have provided financial information concerning these segments in Note 14 of the Notes to our Consolidated Financial Statements included in this report. In fiscal 2008 we expect that our reporting segments will be reconfigured to reflect the inclusion of Cytyc and the integration of our combined businesses.

Trademark Notice

We use certain registered and unregistered trademarks owned by us and our subsidiaries in this report, including without limitation, the following:

Hologic is a registered trademark of Hologic, Inc. Other trademarks, logos and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include: AEG, Affinity, ATEC, CADfx, Celero, Citra, Citra PE, Delphi, Digital Now and the Digital Now logo, Discovery QDR, Discovery P, Direct Radiography, DirectRay and the DirectRay signal profile logo, Discovery, Explorer, Express Exam, Fluoroscan, Fully Automatic Self-adjusting Tilt, FAST, High Definition Instant Vertebral Assessment, HTC, ImageChecker, Insight, Instant Vertebral Assessment, IVA, IVA-HD, LORAD, M-IV, M-IV Platinum, Mammotest, MultiCare, MultiCare Platinum, MR-CADWorks, Premier, Premier Encore, QDR, R2 and the R2 logo, R2 Technology, Sahara, SecurView, SecurView DX, SecurView RT, Selenia, Selenia S, SenoScan, SenoSound, Senoview, Senoview Plus, SmartWindow, StereoLoc, StereoLoc II, Suros and the Suros logo. In connection with our BioLucent acquisition in September 2007, we acquired a license to the trademarks BioLucent and MammoPad. In October 2007, we acquired Cytyc, including the following marks: Cytyc, Adiana, Adeza, Mammopad, ThinPrep System, MammoSite, MammoSite Radiation Therapy System, GliaSite, GliaSite Radiation Therapy System, Complete Transcervical Sterilization System, TCS, FullTerm and the FullTerm logo, Fetal Fibornectin Test, ThinPrep, ThinPrep 2000 Processor, ThinPrep 3000 Processor, ThinPrep Imaging System,

ThinPrep Pap Test, PreservCyt, CytoLyt, Gestiva, TliIQ, MammoSite Radiation Therapy System, NovaSure, NovaSure RF Controller and GliaSite System. In connection with the Esaote extremity MRI system we distribute, we have a license to use the trademarks Opera, C-Scan and E-Scan.

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

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Products

The description of our products appearing below includes a description of our mammography and breast care products, our osteoporosis assessment products, and other products including our mini C-arm imaging products, the Esaote extremity MRI system we distribute, and the AEG photoconductor materials we manufacture and sell for a variety of electrophotographic applications. Additionally, we have included a separate description of the products offered by Cytyc as of the date of our business combination with Cytyc. None of Cytyc’s products were sold by us during our fiscal year 2007 which concluded on September 29, 2007 as our business combination with Cytyc was not consummated until October 22, 2007.

Mammography and Breast Care Products

Our breast cancer detection business offers a broad line of breast imaging products, including our Direct Ray digital detector technology, the Selenia full field digital mammography system, a series of screen-film mammography systems, CAD systems for both screen-film and digital mammography, and a range of breast biopsy image guidance systems and breast biopsy devices. Our mammography and breast care products include the following:

DirectRay Digital Detector

Digital radiography technologies can be divided into two classes: those that employ direct methods to convert x-ray energy into an electrical charge and those that use indirect methods. Technologies using direct-conversion flat-panel digital detectors, such as our DirectRay flat panel detector, use a semiconductor coating, such as amorphous selenium (a-Se), to directly convert x-ray photons into an electrical charge. No intensifying screens or additional processes are required to capture and convert the x-ray energy. Digital radiography technologies using indirect conversion detectors employ a two-step process for x-ray detection. Scintillator coatings, such as cesium iodide or gadolinium oxysulfide, capture x-ray energy and convert it to light. An array of thin-film diodes then converts the light energy to electrical signals. We believe that other digital x-ray imaging technologies that require light may compromise image resolution, lessening detection capability.

DirectRay amorphous selenium coated detectors are particularly well suited for high-quality digital imaging because selenium has high x-ray absorption efficiency, high intrinsic resolution and low noise. We believe that amorphous selenium technology results in high quality digital images across a wide range of general radiographic applications and is particularly valuable for mammography, which has high-resolution requirements.

Selenia Full Field Digital Mammography System

The Selenia full field digital mammography system is based on our proprietary, amorphous selenium DirectRay digital detector, which preserves image quality by using amorphous selenium to directly convert x-rays to electronic signals, without first converting them to light. This direct conversion process preserves image sharpness by eliminating light diffusion.

The Selenia has a number of other features designed to improve image quality and patient throughput. The open architecture of the system’s design provides for full integration with existing enterprise Picture Archiving and Communications Systems (PACS) and Radiology Information Systems (RIS). Recent additions to the Selenia product line include the development of the Selenia S, a product specifically designed for the screening mammography facility or mobile environment, and a new tungsten x-ray tube option, which when used in combination with a special silver filter, allows images to be acquired at a lower dose without compromising the image quality of Selenia.

Screen-Film Mammography Systems

Our screen-film mammography systems include our LORAD M-IV and LORAD Affinity product lines. The M-IV Platinum incorporates our Fully Automatic Self-adjusting Tilt (FAST) Paddle, and our High Transmission Cellular (HTC) Grid which was recognized by Frost & Sullivan in connection with LORAD’s receipt of the 2001 Frost & Sullivan Technology Innovation Award, as one of the most effective contrast improvements in 20 years of breast imaging. The LORAD Affinity is a high-performance screen-film mammography system specifically developed to fill a market need for a cost-effective product, with performance characteristics similar to high-end systems. Affinity can be used with other LORAD innovations to improve image quality, including our HTC and FAST Paddle technologies.

SecurView Workstation

The images captured by digital mammography systems are typically transmitted electronically for review by a radiologist at a work station. In 2005 we focused our product development activities on improving digital workflow in the breast-imaging suite. To this end, we released the SecurViewDX breast imaging softcopy workstation, approved for interpretation of digital mammograms from most vendors as well as images from other diagnostic breast modalities. To complement this product, we also released the SecurViewRT workstation, a technologist workstation enabling bi-directional exchange of electronic communications between the reviewer and the technologist. An additional configuration was added to the Selenia acquisition workstation to allow incorporation of a second monitor and computer, providing all functionalities of the SecurViewRT workstation within the exam room. This configuration is called Selenia with TechMate. In 2006 we released two new products extending the functionality of our SecurViewDX products: an Advanced Multimodality Package which allows simultaneous display and interpretation of digital mammograms, as well as breast images from other modalities, such as ultrasound and MR (magnetic resonance); and MR-CADWorks, a sophisticated software package for advanced display, analysis, and interpretation of breast MR exams.

CAD Systems

In July 2006, we acquired R2, which developed computer aided detection, or CAD, systems for a variety of imaging modalities and disease states. CAD is used by an increasing number of radiologists as “a second pair of eyes” when reading a woman’s mammogram. The technology has the potential to detect findings that might otherwise be overlooked during the review process, thus increasing cancer detection. R2’s CAD technology assists physicians in the detection of breast cancer, actionable lung nodules and other lung abnormalities. R2 pioneered the use of CAD for mammography when its ImageChecker system was approved by the FDA for film based mammography in 1998 and for digital mammography in 2001. In 2004, the FDA approved the use of R2’s ImageChecker CAD technology customized for our Selenia full field digital mammography system.

R2’s mammography applications software tools have been integrated into our line of multi-modality breast imaging workstations. The Citra software brings physicians a universal and ‘CAD-intelligent’ system for reviewing digital mammography images and, if needed, comparing them with digitized prior film images. For analog facilities, R2 has developed the DigitalNow, a software product for those mammography facilities that may upgrade to digital mammography in the future. The DigitalNow software allows users to build a library of digitized prior mammograms, to help facilitate a seamless transition to softcopy review when the facility transitions to digital.

Stereotactic Breast Biopsy Systems

We provide clinicians with the flexibility of choosing from either upright or prone systems for breast biopsy by offering two minimally invasive stereotactic breast biopsy guidance systems, the MultiCare Platinum dedicated, prone breast biopsy table and the StereoLoc II upright attachment. The StereoLoc II attachment is used in conjunction with our M-IV series of screen-film mammography systems and our Selenia full field digital mammography system. These systems provide an alternative to open surgical biopsy, and can be performed as an outpatient procedure under local anesthesia, allowing shorter recovery times and reduced morbidity.

Breast Biopsy Products

In July 2006, we acquired Suros, an Indiana-based developer and manufacturer of minimally invasive interventional products for breast biopsy, tissue removal and biopsy site marking. Its technology, which includes a patented fluid management system, allows the removal of tissue or biopsy samples using stereotactic x-ray, ultrasound and MRI guidance systems. Suros’ ATEC (Automated Tissue Excision and Collection) product line includes percutaneous, automatic vacuum-assisted breast biopsy collection systems, a disposable handpiece used to collect samples, and biopsy site markers. The ATEC line of products is designed to accommodate a broad range of clinical and patient presentations. In 2007, we began offering the Suros Celero, a vacuum-assisted, spring loaded, large core biopsy device designed for use under ultrasound guidance to access hard-to-reach lesions in the axilla, near the chest wall, near implants or behind the nipple.

MammoPad Breast Cushion

In September 2007, we acquired BioLucent, the manufacturer of the proprietary MammoPad breast cushion. The MammoPad cushion is designed to reduce the discomfort women often experience during mammography. The cushion’s grip-like surface holds breast tissue in place to ensure optimal breast positioning. The radiolucent cushion does not interfere with image quality and can be used with both digital and analog mammography.

Breast Tomosynthesis

Breast tomosynthesis is an experimental technology, which is not yet commercially available and for which we are seeking pre-market FDA approval. The system is designed specifically to address many of the limitations of two dimensional (2D) digital mammography, and is comprised of a mammography gantry capable of performing both 2D and three dimensional (3D) image acquisition and display. The tomosynthesis system when operating in 3D mode acquires a series of low dose x-ray images taken in a scanning motion at various angles. The images are mathematically processed into a series of one millimeter slices, revealing breast tissue from a three dimensional perspective. The purpose of the technology is to eliminate the tissue distortion and shadowing caused by breast compression required during a typical mammography exam. By allowing the clinician to review breast tissue in three dimensional space, we believe the more subtle architecture of various types of suspicious lesions can be better interpreted, ultimately increasing cancer detection and reducing unnecessary patient callbacks.

Osteoporosis Assessment Products

Our osteoporosis assessment products include a family of QDR x-ray bone densitometers and the Sahara Clinical Bone Sonometer, a low-cost ultrasound device that assesses the bone density of the heel. In addition to sales of new bone densitometry systems, we also offer upgrade opportunities to purchasers of many of our earlier generation systems.

QDR x-ray Bone Densitometers. We began commercial shipments of our first QDR dual-energy x-ray bone densitometry system in 1987. Since that introduction, dual-energy x-ray technology became and remains a leading bone densitometry assessment tool. We believe that the advantages of dual-energy x-ray systems include high precision, and the ability to measure bone density of the most important fracture sites, the spine and hip.

In November 1999, we introduced our Delphi QDR Series bone densitometer. Delphi is a bone densitometer that offers physicians the ability to simultaneously assess two of the strongest risk factors for osteoporotic fracture: existing fractures of the spine and low bone density. Using high-resolution fan beam x-ray imaging technology, our Instant Vertebral Assessment, or IVA, technology enables clinicians to perform a rapid, low-dose evaluation of the spine in a single office visit during a routine bone densitometry exam. In May 2001, we received the 2001 Frost & Sullivan Technology Innovation Award in the osteoporosis diagnostics market, given for technical superiority within the industry.

In December of 2002, we introduced our next generation of bone densitometers, the Discovery QDR series of bone densitometers. The Discovery systems reduce bone density scan times providing bone density and IVA scans in just ten seconds. The Discovery’s CADfx software feature automates the classification of spine fractures, and our Express Exam feature automates the patient examination procedure.

In February of 2004, we began shipments of our Explorer series bone densitometer. The Explorer system is an entry-level x-ray bone densitometer targeted at cost conscious practitioners, particularly in international markets.

In June of 2005, we introduced the Discovery P system, our first system specifically configured for primary care physicians, including the capability of integrating bone density information with the patient’s electronic medical record. In November 2005, we introduced High Definition Instant Vertebral Assessment (IVA-HD), which improved the resolution of imaging performed on the Discovery system. We also introduced a lower resolution version of IVA on our Explorer line, making IVA a component on all of our bone densitometry systems.

In May 2006, we received FDA pre-market clearance for the visualization of Abdominal Aortic Calcification (AAC) using our IVA imaging technology. The presence of moderate or severe AAC has been prospectively demonstrated to predict cardiovascular disease a leading cause of death of women over age 65 years.

Ultrasound. In addition to our QDR x-ray bone densitometers, we have developed and sell a lightweight, portable ultrasound bone analyzer, called Sahara, that assesses the bone density of the heel. Clinical trials of ultrasound systems have indicated a significant association of low ultrasonic bone measurements of the heel and the risk of fracture. Since ultrasound devices do not use x-rays in making their measurements, they do not require x-ray licensed or registered operators. However, because ultrasound bone measurements currently are not as precise as x-ray and other measurements, they are less reliable for monitoring small changes in bone density or for assessing the response to therapies. In addition, they are generally limited to measurements at peripheral skeletal sites, not the spine or hip, which are considered the optimal sites for the diagnosis of osteoporosis. We believe that our Sahara ultrasound system represents a relatively low cost, portable, easy-to-use, non-ionizing measurement technique to assist in initial screening for osteoporosis.

Other Products

Our other product offerings include our mini C-arm imaging products, our Esaote line of extremity MRI systems, which are manufactured by an original equipment manufacturer, and, our photoconductor coating business, which we acquired in connection with our acquisition of AEG.

Mini C-arm Imaging

We manufacture and distribute Fluoroscan mini C-arm imaging systems. Mini C-arms provide low intensity, real-time x-ray imaging, with high-resolution images at radiation levels and at a cost below those of conventional x-ray and fluoroscopic equipment. Mini C-arm systems are used primarily by orthopedic surgeons to perform minimally invasive surgical procedures on a patient’s extremities, such as the hand, wrist, knee, foot and ankle.

Extremity MRI

In September 2005, we entered into an agreement, as amended in November 2007, with Esaote of Genoa, Italy for the exclusive distribution and service in the United States of extremity MRI systems manufactured by Esaote. Distribution for this line is effected by a small team of specialists complemented by leads generated by our primary care bone densitometry and mini C-arm sales organizations. The target markets for these products are rheumatology (C-Scan), with specific emphasis on the early detection of rheumatoid arthritis and orthopedics (E-Scan), with an emphasis on orthopedic interventions and surgical planning.

In 2007, we began to distribute the Opera extremity MRI product for the orthopedic market which is designed to open up a wider array of diagnostic possibilities with complete imaging of all extremities, including hip and shoulder applications. The Opera product uses real time positioning to speed set up and significantly reduce exam time.

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

Cytyc’s Diagnostic Products

Cytyc diagnostic product offerings include the ThinPrep System used primarily for cytology testing applications, such as cervical cancer screening, and as a result of Cytyc’s acquisition of Adeza in March 2007, the FullTerm Fetal Fibronectin Test for the assessment of the risk of pre-term birth.

Thin Prep System

The ThinPrep System is the most widely used method for cervical cancer screening in the United States. Cervical cancer is one of the most common cancers among women throughout the world. If detected in the pre-cancerous stage, virtually all cervical cancer cases are preventable. The ThinPrep System consists of any one or more of the following: the ThinPrep 2000 Processor, ThinPrep 3000 Processor, ThinPrep Imaging System, and related reagents, filters and other supplies, such as the ThinPrep Pap Test and Cytyc’s proprietary ThinPrep PreservCyt Solution.

The FDA approved the ThinPrep Pap Test in 1996 as an effective replacement for the conventional Pap smear method for the detection of low grade and more severe lesions in a variety of patient populations. The FDA later allowed expanded labeling to include Cytyc’s clinical trial data, which indicated a 59.7% increase in the detection of high grade lesions with the ThinPrep System. The ThinPrep System offers significantly improved specimen quality over that of the conventional Pap smear method.

The ThinPrep System also serves as a platform for additional gynecological applications using residual patient specimen collected in ThinPrep PreservCyt Solution. Cytyc’s PreservCyt Solution has been approved by the FDA as a transport medium in testing for sexually transmitted infections such as Chlamydia trachomatis and Neisseria gonorrhea directly from the ThinPrep Pap Test vial using Roche Diagnostics Corporation’s (“Roche”) COBAS Amplicor™ automated system, as well as using Gen-Probe Incorporated’s APTIMA Combo 2® assay. In addition, Cytyc’s PreservCyt Solution has been approved by the FDA as a transport medium for testing for the human papillomavirus (“HPV”) using Qiagen N.V.’s, formerly Digene Corporation, Hybrid Capture® II HPV DNA Assay. Cytyc has also obtained approval of two pre-market approval supplements from the FDA: (i) one that allows for the removal of up to four milliliters from the PreservCyt sample vial before preparing the ThinPrep Pap Test slide to better facilitate ancillary testing, which improves the implementation of and provides broader application of molecular testing, particularly in high-volume laboratories and (ii) one related to the detection of endocervical and endometrial glandular lesions with the ThinPrep Pap Test.

The ThinPrep Imaging System is a device that uses computer imaging technology to assist in primary cervical cancer screening of ThinPrep Pap Test slides processed through the ThinPrep System. The system combines imaging technology to identify diagnostic fields of interest with an automated microscope to facilitate locating these fields. Cytotechnologists using the ThinPrep Imaging System are subject to higher workload limits compared to the workload limits applicable to manual review of slides. As a result, Cytyc believes the ThinPrep Imaging System increases, and is expected to continue to increase, a cytology laboratory’s screening productivity and diagnostic accuracy while leveraging the increased effectiveness of the ThinPrep Pap Test.

The ThinPrep Process. The ThinPrep process begins with the patient’s cervical sample being taken by the physician using a cervical sampling device that, rather than being smeared on a microscope slide as in a conventional Pap smear, is rinsed in a vial filled with Cytyc’s proprietary PreservCyt Solution. This enables most of the patient’s cell sample to be preserved before the cells can be damaged by air drying. The ThinPrep specimen vial is then labeled and sent to a laboratory equipped with a ThinPrep Processor for slide preparation.

At the laboratory, the ThinPrep specimen vial is inserted into a ThinPrep Processor, a proprietary sample preparation device which automates the process of preparing cervical specimens. Once the vial is inserted into the ThinPrep Processor, a dispersion step breaks up blood, mucus, non-diagnostic debris and large sheets of cells and homogenizes the cell population. The cells are then automatically collected onto Cytyc’s proprietary ThinPrep Pap Test Filter, which incorporates a porous membrane specifically designed to collect cells. The ThinPrep Processor constantly monitors the rate of flow through the ThinPrep Pap Test filter during the cell collection process in order to prevent the cellular concentration from being too scant or too dense. A thin layer of cells is then transferred from the filter to a glass slide in a 20 mm-diameter circle and the slide is automatically deposited into a fixative solution. This slide is then available for staining and microscopic examination.

The cytotechnologist manually screens each Pap test slide with a microscope to first determine the adequacy of the slide and to then differentiate diseased or abnormal cells from normal cells. With the ThinPrep Imaging System, the screening process has been automated to combine the power of computer imaging technology and human interpretive skills. Prior to human review, the ThinPrep Imaging System rapidly scans and locates areas of interest for review. The cytotechnologist then places the imaged slide onto the ThinPrep Imaging System review scope which automatically presents each area of interest to the cytotechnologist in geographic order. The cytotechnologist evaluates each area of interest, selecting those areas which require further pathologist review, or the cytotechnologist may look beyond the identified areas of interest. Alternatively, the cytotechnologist can determine that the slide is negative and simply sign the case out. By directing the cytotechnologist to areas of interest on a slide, the system may increase a cytology laboratory’s screening productivity and diagnostic accuracy.

Additional Applications. In addition to acting as a replacement for the conventional Pap smear, the ThinPrep System also can be used for non-gynecological cytology screening applications. Non-gynecological cytology applications include fine-needle aspiration specimens (e.g., breast, thyroid, lung or liver), lavage specimens (e.g., breast, gastrointestinal), body fluids (e.g., urine, pleural fluid, ascitic fluid, pericardial fluid), respiratory specimens (e.g., sputum, brushing of respiratory tracts) and ancillary testing (e.g., cell blocks, immunocytochemistry, special stains).

FullTerm Fetal Fibronectin Test

In connection with Cytyc’s acquisition of Adeza Biomedical Corporation, Cytyc acquired a patented diagnostic test, the FullTerm Fetal Fibronectin Test, that utilizes a single-use, disposable cassette and is analyzed on Adeza’s patented instrument, the TLiIQ System. This test is approved by the FDA, for broad use in assessing the risk of preterm birth and is branded as the FullTerm Fetal Fibronectin Test. The FullTerm Test designed to Fetal Fibronectin objectively determine a woman’s risk of preterm birth by detecting the presence of a specific protein, fetal fibronectin, in vaginal secretions during pregnancy. Adeza began selling its single-use, disposable FullTerm Fetal Fibronectin test in 1999 and launched its second-generation system, the TLiIQ System, in 2001.

Gestiva

In connection with its acquisition of Adeza, Cytyc also acquired Gestiva (17 alpha-hydroxyprogesterone caproate injection 250 mg/ml), a pharmaceutical product candidate to prevent preterm birth in women at risk of preterm delivery. A New Drug Application, or NDA, has been submitted with the FDA for Gestiva. In January, 2007, Adeza was notified by the Office of Orphan Products Development of the FDA that it had granted Orphan Drug designation covering Gestiva. In October 2007, a third party filed a petition challenging this Orphan Drug designation. If Gestiva is approved, and the challenge rejected, Orphan Drug designation provides the opportunity for seven years of U.S. market exclusivity.

Cytyc’s Surgical Products

Cytyc’s surgical product offerings include the NovaSure System, the MammoSite Radiation Therapy System, the GliaSite Radiation Therapy System, and, as a result of Cytyc’s acquisition of Adiana Inc., in March, 2007, the Adiana Complete Transcervical Sterilization System (“TCS”), which is a form of permanent female contraception intended as an alternative to tubal ligation and for which we are in the process of seeking a pre-market approval from the FDA.

NovaSure System

The NovaSure System allows physicians to treat women suffering from excessive menstrual bleeding in a minimally invasive manner to eliminate or reduce their bleeding. The FDA granted pre-market approval in September 2001 for the NovaSure System to treat excessive menstrual bleeding due to benign causes in women for whom childbearing is complete. The NovaSure System was commercially launched in the United States in early 2002.

The NovaSure System provides physicians and patients with a fast, simple, safe and effective treatment for excessive menstrual bleeding. The system consists of a disposable device and a controller that delivers radio frequency, or RF, energy to the endometrial wall of the uterus to ablate the endometrium. The NovaSure disposable device is a hand-held, single-use device that incorporates a flexible gold-plated mesh electrode used to deliver radiofrequency energy during the NovaSure procedure. The NovaSure RF Controller generates and delivers an amount of radiofrequency energy individually determined for each patient, monitors several critical treatment and safety parameters, and automatically controls other aspects of the procedure.

The NovaSure procedure is typically performed as an outpatient procedure in the hospital, ambulatory surgery center or physician’s office. Based on pivotal clinical trial data used to obtain initial U.S. regulatory approval, the NovaSure System was demonstrated to have a success rate (returning a woman’s menstrual flow to normal) for treatment of 77.7% at twelve months after treatment, as compared to a success rate of 74.4% by rollerball ablation, a traditional “first generation” endometrial ablation treatment.

The NovaSure System is a “second generation” endometrial ablation therapy approved by the FDA to be performed without drug or surgical pre-treatment. Pre-treatment can be time-consuming, expensive and inconvenient for both patients and physicians and can result in uncomfortable or painful side effects and complications. The NovaSure procedure is completed in a single outpatient visit and often does not require the use of general anesthesia. In addition, in Cytyc’s pivotal clinical trial, the mean procedure time, or the period from device insertion to device removal, for the NovaSure System was 4.2 minutes, as compared to 24.2 minutes for rollerball ablation.

MammoSite Radiation Therapy System

The MammoSite System is comprised of an inflatable balloon catheter in which a radioactive source is introduced for therapy delivery. The inflatable balloon is inserted into the surgical cavity remaining after removal of the tumor. The catheter portion of the system allows the radioactive source to be added or withdrawn over the course of the therapy. This local placement of the balloon enhances therapeutic delivery of radiation to the tissue most likely to contain residual cancerous cells following surgery.

The MammoSite System provides partial-breast irradiation, which delivers controlled high-dose radiation to the specific lumpectomy site for five days while minimizing radiation exposure to adjacent healthy tissue. Published data indicates that on an annual basis, approximately 20% of breast cancer patients who undergo lumpectomy surgery choose not to receive any form of post-surgical radiation as a result of the harmful effects of traditional radiation therapy and the hardship of an extended schedule of daily therapy. Indications have shown that patients with tumors with a diameter of less than three centimeters and those at least 45 years of age are the most appropriate for the MammoSite procedure.

GliaSite System

Cytyc’s GliaSite System works on malignant brain tumors in the same manner and utilizes similar technology as the MammoSite System. The GliaSite System provides a full course of post-surgical radiation therapy using Iotrex, a proprietary, liquid radiation source for which Cytyc has an exclusive license. In clinical trials, the GliaSite System has demonstrated equivalent, median survival time, preservation of cognitive function and quality of life compared to external beam whole brain irradiation. The GliaSite System allows for radiation treatment to be completed within three to six days and often as an outpatient therapy.

The Adiana Complete Transcervical Sterilization System

In connection with Cytyc’s acquisition of Adiana Inc., Cytyc acquired The Adiana Complete Transcervical Sterilization System or “TCS”, which is a form of permanent female contraception intended as an alternative to tubal ligation and for which we are in the process of seeking pre-market approval from the FDA.

Marketing and Sales

We sell and service our products through a combination of a direct sales and service force and a network of independent distributors. In fiscal 2007, 2006 and 2005, no customer accounted for more than 10% of our consolidated revenues.

As of November 12, 2007 our direct sales and service force, consisted of approximately 1,330 people, which includes the addition of approximately 450 people to our sales force as a result of our business combination with Cytyc. Additionally, as of November 12, 2007, we employed approximately 680 people as field service engineers, internal technical support personnel and related administrative personnel, which includes the addition of approximately 175 people serving these functions as a result of our business combination with Cytyc.

During fiscal year 2007, our sales force was comprised of full line modality account managers selling mammography and bone densitometry products, assisted by women’s health and CAD specialists. The Suros account managers team sold with our modality accounts managers leveraging the strong market presence of Hologic in women’s health. Other specialty sales groups consisted of primary care, targeting densitometry sales to doctors offices, MRI specialists and mini C-arm sales agents selling into orthopedics. Our United States sales efforts also included the use of two national account managers focused on obtaining purchasing contracts from large purchasing entities, such as managed care organizations, integrated delivery networks (IDN) and government healthcare facilities.

During fiscal year 2007, we sold our products in international markets through a network of independent distributors, as well as a direct sales and service force in Belgium (and Germany for AEG products). We offer our broad range of products in Europe, Latin America, including Argentina, Brazil, Chile and Mexico and into Pacific Rim countries, including Japan, Australia, South Korea, Thailand and Taiwan, by working with local sales representatives and distributors or entering into strategic marketing alliances in those territories. In fiscal 2007, 2006 and 2005 foreign sales accounted for approximately 25%, 28% and 33% of our product sales, respectively. See Note 14 of Notes to Consolidated Financial Statements for geographical information concerning those sales.

Cytyc’s sales and marketing objective has been to achieve broad market acceptance of the ThinPrep System, including: the ThinPrep Imaging System, for cervical cancer screening and other diagnostic applications; the NovaSure System for treating excessive menstrual bleeding; the MammoSite and GliaSite Systems for the treatment of breast and malignant brain tumors; and the Fetal Fibronectin Test for assessing the risk of preterm birth. A critical element of Cytyc’s strategy in the United States has been to utilize the results of its clinical trials and expanded FDA labeling to demonstrate the safety, efficacy and productivity improvements to patients, healthcare providers, clinical laboratories and third-party payors.

We plan to continue to expand the market reach for Cytyc’s products through the efforts of its more than 400-person worldwide direct sales force focused on healthcare providers, clinical laboratories and third-party payors. Cytyc’s integrated sales force has been trained to cross-sell Cytyc’s product offerings, as appropriate, and following the business combination with us, is being similarly trained to cross sell our products. For example, Cytyc’s breast surgical sales team has begun to sell our Celero breast biopsy device, and we are exploring ways in which Cytyc’s extensive presence in gynecology can be leveraged to promote the sales of our bone densitometers.

Historically, Cytyc’s international division marketed Cytyc’s diagnostic and surgical products outside of the United States by maintaining a presence in Canada, Europe, Australia and Hong Kong. Cytyc established these operations to manage sales, service, training and distribution in the Canadian, European and Asia/Pacific markets. Cytyc has also utilized a network of third-party distributors in various other countries throughout the world, including Japan and China. Internationally, the combined company will be focused on establishing and maintaining sales channels appropriate for increasing our international customer base, taking into consideration factors such as government regulations and clinical practices of the particular country or region. We believe that in order to effectively market our current products and any other new products and applications on a worldwide basis, we will need to continue to increase our international marketing, sales, and service capabilities.

Competition

The healthcare industry in general, and the markets our products compete in are highly competitive and characterized by continual change and improvement in technology, and multiple technologies that have been or are under development. A number of companies have developed, or are expected to develop products that compete or will compete with our products. Many of these competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to hospitals, radiology clients, group purchasing organizations, laboratories, physicians and other potential customers. In addition, many of our competitors and potential competitors are larger and have greater financial resources than we do and offer a range of products broader than our products. Some of the companies with whom we compete have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. The companies that have significantly greater resources and product breadth than we do include General Electric Medical Systems (GE), Siemens, Philips, Fuji, Carestream Health (formerly Kodak), Becton, Dickinson and Company, Johnson & Johnson, Boston Scientific and Toshiba. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Moreover, our products could be rendered obsolete by new industry standards or changing technology. We cannot assure that we will be able to compete successfully with existing or new competitors.

Our mammography and related products and subsystems compete on a worldwide basis with products offered by a number of competitors, including GE, Siemens, Philips, PlanMed, Agfa, Carestream Health, Fuji, IMS Giotto, Sectra and Toshiba. Our FDA approved Selenia full field digital mammography system competes with products such as GE’s and Siemens’ full field digital mammography system. Siemens has adopted our DirectRay direct-to-digital detectors for use in their digital mammography system. In 2006, Fuji received FDA clearance to market its Computed Radiography (CR) mammography system, a lower priced alternative to digital mammography. CR requires the use of an analog or film based mammography system, where instead of film, a phosphor plate is used to capture a facsimile of the image. It then requires an extra step of having the plate processed on a specialized reader to create a digital image. In addition, Carestream Health has filed with the FDA to have its CR mammography product cleared for use. Agfa, Carestream Health, Cedara and Sectra have introduced approved mammography workstations and are marketing these in competition with our line of radiologist review stations. Other companies are marketing digital mammography systems or technologies in Europe and other international markets and have or are expected to apply for FDA clearance in the U.S. In addition, the FDA is considering reclassifying full field digital mammography systems from Class III to Class II devices. If this reclassification is implemented, these systems will be cleared for commercialization through the 510(k) process rather than the more rigorous pre-market approval process, which may increase the number of competitors entering the United States market. The Company anticipates that competition in the digital mammography market will intensify. While we offer a broad product line of breast imaging products, we compete most effectively in the high-end segment of the mammography market. We believe that our continued success will depend upon the continued success of our Selenia full field digital mammography system, as well as our ability to maintain our technology leadership through product enhancements and the development of new products and technologies. Although Selenia systems are priced higher than competing technologies, we believe the Selenia system provides outstanding performance in aiding physicians in the early detection of breast cancer due to its image quality and workflow features and functionality. Our MultiCare breast biopsy guidance systems compete with products offered by GE, Siemens, PlanMed, IMS Giotto and with conventional surgical biopsy procedures. We believe Siemens has entered this market with its newly acquired prone technology. We believe that competition for our mammography and related systems is based largely on image quality, product features, ease of use, product reliability and reputation as well as price and quality of service.

The primary competitor for our Suros biopsy and tissue extraction product line is Ethicon, a Johnson & Johnson company. There are many companies in the biopsy device market, but other principal competitors would include SenoRx and Bard. In addition, emerging companies like Sanarus, Rubicor and Intact Medical all share some smaller portion of the biopsy device market. We believe that competition for our biopsy and tissue extraction product line is based largely on tissue sampling quality, product features, ease of use, product reliability and price.

The primary competitor for our CAD product line is iCAD, Inc. Although Carestream has introduced a CAD product, its acceptance has been limited. We believe that competition for our CAD product line is based largely on performance measurements of sensitivity and specificity, product features, ease of use and price.

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

While Cytyc is the market leader in the sale of liquid-based slide preparation systems in the United States, it faces direct competition in the United States from Becton, Dickinson and Company (“Becton Dickinson”), who acquired TriPath Imaging, Inc. in the fourth quarter of 2006 and who also manufactures liquid-based slide preparation systems and slide imaging systems, and from other sample preparation systems in international markets. In addition, Cytyc competes with MonoGen, Inc. who uses a liquid-based slide preparation system. Cytyc also competes with the conventional Pap smear and other alternative methods for detecting cervical cancer and/or its precursors, such as that manufactured by Digene. Cytyc’s products compete on the basis of a number of factors, including clinical performance, product quality, marketing and sales capabilities, manufacturing efficiency, price and customer service and support. Internationally, Cytyc’s Thin Prep product competes with a variety of companies and other “off-market” (non-FDA-approved) tests, since fewer regulatory barriers exist in Europe as compared to the United States.

Cytyc is currently the only provider of a FullTerm Fetal Fibronectin Test for predicting the risk of preterm birth. However, this product could experience competition for the preterm birth diagnostic products from companies that manufacture and market pregnancy-related diagnostic products and services. In addition, healthcare providers use diagnostic techniques such as clinical examination and ultrasound to diagnose the likelihood of preterm birth. Healthcare providers may choose to continue using these techniques to assess their patients, rather than use the FullTerm Fetal Fibronectin Test. They may also choose to use these techniques in conjunction with our FullTerm Test to predict preterm birth.

Cytyc’s NovaSure System currently faces direct competition from Johnson & Johnson, Boston Scientific Corporation, American Medical Systems, Inc. and Microsulis Medical Limited, each of which currently markets an FDA-approved “second generation” endometrial ablation device for the treatment of excessive menstrual bleeding. In addition to these devices, there exist alternative treatments to Cytyc’s NovaSure System, such as drug therapy, hysterectomy, dilation and curettage and rollerball ablation. Rollerball ablation and the Johnson & Johnson endometrial ablation device have been in use for a longer time than Cytyc’s procedure for the treatment of excessive menstrual bleeding. Internationally, Cytyc’s products compete with drug therapy, as well as other endometrial ablation devices, including Johnson & Johnson’s Thermachoice, Boston Scientific Corporation’s HTA, the Microsulis Endometrial Ablation device and two other relatively small companies that market products that are not FDA approved. Because drug therapy is an alternative to Cytyc’s NovaSure procedure, competitors to this product also include many major pharmaceutical companies that manufacture hormonal drugs for women.

As a result of the relatively short period of time Cytyc’s MammoSite and GliaSite Systems have been in the market, these products face competition from the more commonly-known alternatives, such as treatment using external beam radiation, which has longer-term data on patient outcome, and future products such as Xoft Microtube, Inc.’s (“Xoft”) electronic brachytherapy, SenoRx’s Contura and Cianna Medical’s SAVI. Internationally, Cytyc’s MammoSite product faces competition from traditional mastectomy, whole breast radiation therapy after lumpectomy, and a more radical breast-conserving procedure called a quadrantectomy. Additional radiation therapy methods, such as intraoperative radiation therapy, are being explored in Europe by potential competitors; however, such alternative methods have not achieved widespread commercial use.

Manufacturing

We have historically purchased many of the components and raw materials used in our products from numerous suppliers worldwide. In some cases, we have established long-term supply contracts with our suppliers. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials used in the manufacture of our products are available only from a sole supplier. We have worked closely with our suppliers to develop contingency plans to assure continuity of supply while maintaining high quality and reliability. Due to the FDA’s requirements regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. In the event that we are unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis, may be compromised which may have a material adverse effect on our business, financial condition and results of operations.

We manufacture our direct radiography detectors at our manufacturing facilities in Newark, Delaware and Warstein, Germany. The manufacturing of detectors consists primarily of vapor deposition coatings in clean rooms, microelectronics fabrication, assembly, test, burn-in and quality control. Our manufacturing operations in Germany are focused on the critical process of providing the selenium coatings used in our detectors. We rely on one or only a limited number of suppliers for key components or subassemblies for our detectors. In particular, we have only a limited number of suppliers for our thin-film transistors (TFT). The manufacturing of our direct radiography detectors is highly complex requiring precision, assembly and process control. Product design changes and process improvements, along with new capital equipment have allowed us to increase our production rates while reducing scrap and improving yields.

We manufacture our mammography and breast biopsy systems at our manufacturing facilities in Danbury, Connecticut. We manufacture our R2 Cad line of products, our osteoporosis assessment and our mini C-arm imaging systems at our headquarters in Bedford, Massachusetts. We continue to develop our software for our CAD products at our R2 Santa Clara, California facility.

Suros, a company we acquired in July 2006, specializes in breast biopsy devices. The Suros system control consoles are manufactured by a third party, with quality control performed by our employees. The piece parts related to the disposable device are outsourced and then assembled at our facility in Indianapolis, Indiana, where they are also tested and packaged. We rely on one or a limited number of suppliers for key components of the Suros console and devices, including certain cannulas, plastic components and tubing.

The MammoPad breast cushion acquired through our acquisition of BioLucent in September 2007, is manufactured by third parties, with quality control performed by our employees. We rely on a limited number of suppliers for the manufacture of the MammoPad cushion.

Cytyc assembles all ThinPrep Processors and ThinPrep Imaging Systems at its facility in Marlborough, Massachusetts, fills all ThinPrep PreservCyt vials at its facility in Londonderry, New Hampshire and manufactures its ThinPrep System filters at both its Marlborough and Londonderry facilities. Cytyc manufactures the NovaSure disposable devices at its manufacturing facility in San Jose, Costa Rica. Additionally, Cytyc has contracted with a leading global electronics contract manufacturer for production of the RF Controller component of Cytyc’s NovaSure System. Cytyc contracts with several third-parties to manufacture portions of Cytyc’s MammoSite System and GliaSite System based on Cytyc’s specifications. It is not anticipated that the combined company will alter any of Cytyc’s manufacturing arrangements.

Backlog

Our backlog as of November 4, 2007, totaled $237.9 million and as of November 19, 2006 totaled $184.7 million. Backlog consists of customer orders for which a delivery schedule within the next twelve months has been specified. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.

Research and Development

Our research and development efforts are focused on enhancing our existing products and developing new products. We anticipate that the combined company’s research and development focus will be on the further development of digital detectors, software and hardware improvements for our existing products, the enhancement of Cytyc’s existing product lines through the implementation of operational enhancements and cost reductions, as well as the engineering and design of new innovative medical diagnostic and interventional devices, therapeutic applications and end use systems focused on women’s health. These research and development efforts will include continuing engineering and new product development of technologies that benefit our full field digital mammography system, and in particular the development of systems to perform breast tomosynthesis which is a 3-dimensional x-ray imaging technique. In addition to product development, our research and development personnel play an active role in the review of product specifications, clinical protocols and FDA submissions. Our research and product development expenses were approximately $44.5 million in fiscal 2007, $28.3 million in fiscal 2006 and $18.6 million in fiscal 2005.

Patents and Proprietary Rights

We rely primarily on a combination of trade secrets, patents, copyright and trademark laws, and confidentiality procedures to protect our technology. Due to the rapid technological change that characterize the markets we operate in, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, we have obtained patents and will continue to make efforts to obtain patents, when available, in connection with our product development program.

We own numerous U.S. patents, including those patents we assumed in connection with our business combination with Cytyc. Additionally, we have applied for numerous additional U.S. patents relating to our technologies, and have also obtained or applied for corresponding patents in selected foreign countries. These patents relate to various aspects of our products including our mammography, bone densitometry, direct radiography and mini C-arm, ThinPrep System, ThinPrep Imaging System, NovaSure System, MammoSite System, GilaSite System and other related technologies.

In addition to the patents we have been issued or we have acquired, we license patents from others on a variety of terms and conditions.

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

In addition to the matter described above, we are engaged in intellectual property litigation as described in Item 3, Legal Proceedings, and may be notified in the future, that we may be infringing intellectual property rights possessed by other third parties. In connection with any such litigation or if any claims are asserted against us or our products, we may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. As a result, any infringement claims by third parties or other claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may harm our business and prospects.

Regulation

The manufacture, sale, lease and service of medical diagnostic and surgical devices and pharmaceutical products intended for commercial use are subject to extensive governmental regulation by the FDA in the United States and by a variety of regulatory agencies in other countries. Under the Federal Food, Drug and Cosmetic Act, known as the FD&C Act, manufacturers of medical products and devices must comply with certain regulations governing the design, testing, manufacturing, packaging, servicing and marketing of medical products. Some of our products are also subject to the Radiation Control for Health and Safety Act, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing and product labeling requirements for devices that emit radiation, such as x-rays.

The FDA generally must clear the commercial sale of new medical devices. Commercial sales of our medical devices within the United States must be preceded by either a pre-market notification filing pursuant to Section 510(k) of the FD&C Act or the granting of a pre-market approval. The 510(k) notification filing must contain information that establishes the device to be substantially equivalent to a device commercially distributed prior to May 28, 1976.

The pre-market approval procedure involves a more complex and lengthy testing and review process by the FDA than the 510(k) pre-market notification procedure and may require several years to obtain. We may need to first obtain an investigational device exemption, known as an IDE, for the product to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will thereafter only grant pre-market approval if, after evaluating this clinical data, it finds that the safety and effectiveness of the product has been sufficiently demonstrated. This approval may restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time.

Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval from a foreign country to market and sell our products may be longer or shorter than that required for FDA approval and the requirements may differ. No assurance can be given that such foreign regulatory approvals will be granted on a timely basis, or at all. In addition, there can be no assurance that we will meet the FDA’s export requirements or receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Our failure to meet the FDA’s export requirements or obtain FDA export approval when required to do so, or to obtain approval for importation into various countries, could have a material adverse effect on our business, financial condition and results of operations. Some of our technology is governed by the International Traffic in Arms Regulations of the United States Department of State. As a result, the export of some of our systems to some countries may be limited or prohibited.

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

On May 23, 2006 the FDA Radiological Devices Panel recommended the reclassification of full field digital mammography systems from Class III to Class II devices. The reclassification would result in these systems being cleared for commercialization through the 510(k) process. This may result in more competitors entering the United States market. The FDA has indicated that they intend to issue guidance on full field digital mammography during 2008. The FDA has not taken any additional steps to act on the panel’s recommendations and it is not possible to predict if and when the reclassification will occur.

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

Pharmaceutical products, similar to medical devices, are subject to extensive regulation by national, state and local agencies in the countries in which they do business. For example, the FDA administers requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our pharmaceutical products that are in many respects similar to medical devices. Under the FD&C Act a New Drug Application, or NDA, has been submitted with the FDA for Gestiva.

The Orphan Drug Act provides incentives to develop and market drugs (“Orphan Drugs”) for rare disease conditions in the United States. A drug that receives Orphan Drug designation and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim. A drug which is considered by the FDA to be different than such FDA-approved Orphan Drug is not barred from sale in the United States during such exclusive marketing period even if it receives approval for the same claim. In January 2007, Adeza was notified by the Office of Orphan Products Development of the FDA that it had granted Orphan Drug designation covering Gestiva.

We are also subject to various federal and state laws pertaining to healthcare fraud and abuse, including federal and state anti-kickback laws, as well as the Foreign Corrupt Practices Act. Anti-kickback laws make it illegal for an entity to solicit, offer, receive, or pay remuneration or anything of value in exchange for, or to induce, the referral of business or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease or order of any item or service paid for by Medicare, Medicaid or certain other federal healthcare programs. The statute has been broadly interpreted to cover a wide array of practices. Some states have passed similar laws. The federal government has published regulations that identify “safe harbors,” which if applicable will assure that certain arrangements will not be found to violate the federal anti-kickback statutes. Our activities relating to the sale and marketing of its products may be subject to scrutiny under these laws. While we makes every effort to comply with the regulations, it is possible that our practices might be challenged under federal anti-kickback or similar laws due to the breadth of the statutory provisions and the absence of extensive guidance regarding compliance. Violations of these laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). If the government were to raise questions about our behavior or find that we have violated these laws, there could be a material adverse effect on our business. Our activities could be subject to challenge for the reasons discussed above, due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon our business, financial condition and results of operations.

The laboratories that purchase Cytyc’s ThinPrep System, ThinPrep Imaging System and the FullTerm Test are subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), which require laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We believe that the ThinPrep System including the ThinPrep Imaging System and the FullTerm Test, operate in a manner that will allow laboratories purchasing the device to comply with CLIA requirements. However, there can be no assurance that adverse interpretations of current CLIA regulations or future changes in CLIA regulations would not have an adverse effect on sales of the ThinPrep System, ThinPrep Imaging System and the FullTerm Test.

Federal, state and foreign regulations regarding the manufacture and sale of medical devices and pharmaceuticals are subject to future change. We cannot predict what impact, if any, such changes might have on our business.

Reimbursement

In the United States, the Centers for Medicare & Medicaid Services, known as CMS, establishes guidelines for the reimbursement of healthcare providers treating Medicare and Medicaid patients. Under current CMS guidelines, varying reimbursement levels have been established for bone density assessment, endometrial ablations, mammography, surgical and other imaging, diagnostic and surgical procedures performed using our products. The actual reimbursement amounts are determined by individual state Medicare carriers and, for non-Medicare and Medicaid patients, private insurance carriers. There are often delays between the reimbursement approvals by CMS and by a state Medicare carrier and private insurance carriers. Moreover, states as well as private insurance carriers may choose not to follow the CMS reimbursement guidelines. The use of our products outside the United States is similarly affected by reimbursement policies adopted by foreign regulatory and insurance carriers.

Cytyc’s laboratory customers bill most insurers (including Medicare) for the ThinPrep Pap Test using a Current Procedural Terminology (“CPT”) code specifically for liquid-based cervical cell specimen preparation. As of November 2007, based on information provided to us, we believe that the ThinPrep Pap Test and the ThinPrep Imaging System are covered by Medicare and almost all third-party payors, thus allowing access for almost all women in the United States.

In November 2007, CMS announced 2008 reimbursement rates for physician, hospital and ambulatory surgical center payments. Reimbursement rates also reflect a Sustainable Growth Rate (“SGR”) reduction which requires that reimbursement rates factor in a 10.1% reduction in physician payments under the physician fee schedule as determined by the SGR formula. CMS also implemented provisions of the Deficit Reduction Act of 2005 related to certain medical imaging procedures. For 2008, the changes that affect us include the following: a decline of approximately 4% to 9% in digital and analog mammography screening and diagnostic reimbursement rates, primarily due to the 10.1% SGR reduction; an approximately 22% decline in reimbursement for CAD, which reflects the second year of the four year phase-in of an approximately 50% decline announced in 2006 in addition to the SGR reduction. In November 2006, CMS announced reductions to the 2007 reimbursement levels for bone density assessments including an approximately 40% decline in 2007 in reimbursement for osteoporosis (DXA) testing, which increases to an approximately 70% decline over four years. The increase in the decline for 2008 for reimbursement for DXA testing is approximately 2%. Medicare payments for 2008 for our other products are effected primarily by the SGR reduction, and will decline by less than approximately 12%, with in-office payments for NovaSure and MammoSite balloon catheter placement declining by approximately 17%. Hospital outpatient department payments for placement of MammoSite balloon catheters will increase by approximately 13%.

Congress has, from time to time overridden some or all of the proposed reduction in reimbursement. However, we cannot assure that Congress will override any part of the recent proposed reductions. We believe that the significant reductions in reimbursement rates proposed for the use of several of our products have had and may continue to have a material adverse affect on the sales of those products.

Employees

As of November 12, 2007, we had 3,580 full-time employees, including 1,310 in manufacturing operations, 364 in research and development, 1,495 in marketing, sales and support services, and 411 in finance and administration. Except for AEG’s non-management employees in Germany, none of our employees are represented by a union. AEG’s approximately 200 non-management German employees were subject to collective bargaining agreements negotiated on a national and regional basis between Unternehmens-Verband Südöstliches Westfalen e.V., the Employers Association of North Rhine-Westphalia, and the German Metal Workers Union, IndustrieGewerkschaft Metall. In addition, AEG’s German employees are represented by a works council, a Betriebsrat, with respect to various shop agreements for social matters and working conditions. By Chinese law, all labor contracts of the 91 non-management employees of AEG’s Chinese subsidiary are registered at the labor department of the local authorities, but are currently not members of the labor union. We believe that our relationship with our employees is good. Except as described herein, none of our other employees are represented by a union.

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

Risks Related to our Indebtedness

We incurred significant indebtedness in order to finance the merger with Cytyc Corporation, which limits our operating flexibility, and could adversely affect our operations and financial results and prevent us from fulfilling our obligations.

In order to finance the cash portion of the merger with Cytyc Corporation (“Cytyc”) and other expenses incurred in connection with the merger, we incurred over $2.35 billion of new indebtedness, including approximately $600 million under a senior secured tranche A term loan facility which matures on September 30, 2012, $500 million under a senior secured tranche B-1 and B-2 term loan facility which matures on March 31, 2013, and $1.25 billion under senior secured capital markets term loan facility which matures on April 22, 2009. Additionally, certain other of our indebtedness may remain outstanding. These credit facilities bear interest at variable rates. This level of indebtedness may:

•	make it more difficult for us to satisfy our obligations with respect to our outstanding indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions, including increases in interest rates;

•

require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, general corporate purposes or acquisitions.

In addition, the terms of our financing obligations contain covenants that restrict our ability, and that of our subsidiaries, to engage in certain transactions and may impair our ability to respond to changing business and economic conditions, including, among other things, limitations on the ability to:

•	incur additional indebtedness;

•	pay dividends and make distributions;

•	repurchase stock;

•	make certain investments;

•	create liens;

•	engage in transactions with affiliates;

•	merge with or acquire another company; and

•	transfer and sell assets.

Our new credit facilities also require us to satisfy certain financial covenants.

Our ability to comply with these provisions may be affected by general economic conditions, political decisions, industry conditions and other events beyond our control. Our failure to comply with the covenants contained in the new credit facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operation and financial condition.

If there were an event of default under one of our debt instruments or a change of control, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately and may be cross-defaulted to other debt. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, and there is no guarantee that we would be able to repay, refinance or restructure the payments on those debt securities.

We may not be able to generate sufficient cash flow to service all of our obligations, including our obligations under our credit facilities.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures, strategic transactions and expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not be able to generate sufficient cash flow from operations, and we cannot assure that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as such indebtedness matures and to fund our other liquidity needs. If this is the case, we will need to refinance all or a portion of our indebtedness on or before maturity, and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may need to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These financing strategies may not be affected on satisfactory terms, if at all. Our ability to refinance our indebtedness or obtain additional financing, or to do so on commercially reasonable terms, will depend on, among other things, our financial condition at the time, restrictions in agreements governing our indebtedness, and other factors, including the condition of the financial markets and the markets in which we compete.

If we do not generate sufficient cash flow from operations, and additional borrowings, refinancings or proceeds of asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations.

We may be required to enter into hedging transactions for our variable interest rate exposure under our existing credit facilities which could adversely affect our ability to repay all or a portion of those facilities without incurring additional costs, and will subject us to risks of default by the counterparties to those transactions.

The terms of our credit facility obligate us to enter into hedging transactions to hedge a substantial portion of the interest rate risk under those facilities, if we do not otherwise refinance a substantial portion of those facilities with debt bearing a fixed rate of interest. If we repay, redeem or repurchase (voluntarily or mandatorily) all or a portion of our credit facilities prior to their scheduled maturities, our obligations under those hedging transactions, if any, may cease to match our obligations under the credit facilities, and could result in significant additional expense to the company. These hedging transactions may not qualify for effective hedge treatment in accordance with U.S. GAAP and as a result, any changes in fair value of hedge contracts could be required to be recorded to the statement of income. In addition, default by the counterparties to our hedging transactions could result in us having to make interest payments at the variable rates payable under the credit facilities and expose us further to interest rate fluctuation risk under those credit facilities.

Risks Related to our Business

Sales and market acceptance of our products is dependent on third party reimbursement. Failure of third party payors to provide appropriate levels of reimbursement for use of our products could harm our business and prospects.

Sales and market acceptance of our medical products in the United States and other countries is dependent on the reimbursement of patient’s medical expenses by government healthcare programs and private health insurers. The costs of our products to customers are substantial, and market acceptance of our products will continue to depend upon our customers’ ability to obtain an appropriate level of reimbursement from third-party payors for use of such products. In the United States, the Centers for Medicare & Medicaid Services, known as CMS, establish guidelines for the reimbursement of healthcare providers treating Medicare and Medicaid patients. Under current CMS guidelines, varying reimbursement levels have been established for our products and procedures. The actual reimbursement amounts are determined by individual state Medicare carriers and, for non-Medicare and Medicaid patients, private insurance carriers. There are often delays between the reimbursement approvals by CMS and by a state Medicare carrier and private insurance carriers. Moreover, states as well as private insurance carriers may choose not to follow the CMS reimbursement guidelines. The use of our products outside the United States is similarly affected by reimbursement policies adopted by foreign governments’ reimbursements and regulatory positions and insurance carriers.

In November 2007, the CMS announced reductions to the 2008 reimbursement levels for physician, hospital and ambulatory surgical center payments. Such reimbursement rates also reflect a Sustainable Growth Rate (“SGR”) reduction which requires that reimbursement rates factor in a 10.1% reduction in physician payments under the physician fee schedule as determined by the SGR formula. The most significant reductions for 2008 applicable to our products were an approximately 4% to 9% decline in digital and analog mammography screening and diagnostic reimbursement rates, primarily due to the 10.1% SGR reduction and an approximately 22% decline, in addition to the SGR reduction, in reimbursement for CAD in 2008, the second year of the increases to an approximately 50% decline over four years as announced in 2006. Medicare payments in 2008 for our other products are effected primarily by the SGR reduction, and will decline by less than approximately 12%,while in-office payments for NovaSure and MammoSite balloon catheter placement will decline by approximately 17%. In November 2006, CMS announced reductions to the 2007 reimbursement levels for bone density assessments including an approximately 40% decline in 2007 in reimbursement for osteoporosis (DXA) testing, which increases to an approximately 70% decline over four years. The increase in the decline for 2008 for reimbursement for DXA testing is approximately 2%. These reductions or any other reduction or adverse change in reimbursement policies for the use of our products could harm our business and prospects.

Our business may be harmed by our recently completed acquisitions and our merger with Cytyc.

We recently acquired a number of businesses, technologies, product lines, and products, including Cytyc, BioLucent, Suros, R2, AEG, Adeza and Adiana. The success of these acquisitions will depend on our ability to realize the anticipated benefits from combining the acquired businesses with our business. We may fail to realize these anticipated benefits for a number of reasons, including the following:

•	problems may arise with our ability to successfully integrate the acquired businesses, which may result in us not operating as effectively and efficiently as expected, and may include:

•

diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration or inadequate management resources available for integration activity and oversight;

•	failure to retain and motivate key employees;

•	failure to successfully manage relationships with customers, distributors and suppliers;

•	failure of customers to accept new products;

•	failure to effectively coordinate sales and marketing efforts;

•	failure to combine product offerings and product lines quickly and effectively;

•	failure to effectively enhance acquired technology and products or develop new products relating to the acquired businesses;

•	potential difficulties and inefficiencies in managing and operating businesses in multiple locations or operating businesses in which we have either limited or no direct experience;

•	potential difficulties integrating financial reporting systems;

•	potential difficulties in the timely filing of required reports with the SEC; and

•

potential difficulties in implementing controls, procedures and policies, including disclosure controls and procedures and internal controls over financial reporting, appropriate for a larger public company at companies that, prior to the acquisition of such companies, had lacked such controls, procedures and policies, which may result in ineffective disclosure controls and procedures or material weaknesses in internal controls over financial reporting;

•	we may not be able to achieve the expected synergies from an acquisition or it may take longer than expected to achieve those synergies;

•	an acquisition may result in future impairment charges related to diminished fair value of businesses acquired as compared to the price we paid for them;

•	an acquisition may involve restructuring operations or reductions in workforce which may result in substantial charges to our operations;

•	an acquisition may involve unexpected costs or liabilities, or the effects of purchase accounting may be different from our expectations; and

•	the acquired businesses may be adversely affected by future legislative, regulatory, or tax decisions and/or changes as well as other economic, business and/or competitive factors.

Our acquisition of AEG, which conducts its business worldwide, with headquarters in Germany and manufacturing operations in Germany and China, is also subject to the additional challenges and risks associated with volatility in the market for organic photoconductor coatings used for laser printer cartridges, and our international operations, including those related to integration of operations across different cultures and languages, currency risk and the particular economic, legal, political and regulatory risks associated with specific countries.

Our failure to realize the anticipated benefits from combining the acquired businesses could harm our business and prospects and adversely affect the market price of our common stock.

The current levels of growth in the markets for our direct-to-digital full-field mammography products and endometrial ablation procedures, such as our NovaSure System, may not continue to develop as expected or be indicative of future growth.

Demand for newly introduced technologies or treatments can initially be exaggerated as supply increases to meet pre-existing demand. However, once the pre-existing demand is met, growth in the market may abruptly stop or significantly slow. The markets for our direct-to-digital full-field mammography products and endometrial ablation procedures, such as our NovaSure System, may not continue to develop as current levels of growth and demand may indicate and we cannot predict when, or at what rate, this demand may stop or decline in growth.

There is a significant installed base of conventional screen-film mammography products in hospitals and radiological practices. The use of our direct-to-digital mammography products in many cases would require these potential customers to replace their existing x-ray imaging equipment. Moreover, as digital mammography products are generally more expensive than conventional screen-film mammography products, we believe that a major factor in the market’s acceptance of digital mammography products has been and will continue to be based upon the benefits of digital technology as compared to less expensive technologies. As a result, the market for our digital mammography products has and will continue to be affected by published studies and reports relating to the comparative efficacy of digital mammography products. The publication of an adverse study could significantly impair the adoption of this technology and harm our business. Similarly, we cannot assure you that we will be successful in continuing to attract physicians and women to use the NovaSure System, or whether or not evolving trends in the treatment of excessive menstrual bleeding will favor new endometrial ablation procedures as compared to traditional approaches.

If the demand for our direct-to-digital mammography products and treatments like the NovaSure System were to stop abruptly or begin to decline, our operating results and profitability could be adversely affected.

The success of our ThinPrep System depends upon the cost and continued market acceptance of our ThinPrep System products.

The success of our ThinPrep System depends on the continued market acceptance of our ThinPrep System and ThinPrep Imaging System, including any follow-on applications of ThinPrep technology. The laboratory cost of using the ThinPrep System and ThinPrep Imaging System for cervical cancer screening, both together and individually, is higher than that of a conventional Pap smear and, we believe, competing liquid-based slide preparation systems. Due in part to increased competitive pressures in the cytology screening market and healthcare industry to reduce costs, our ability to continue to gain market acceptance of the ThinPrep System and follow-on products will depend on our ability to demonstrate that the higher cost of using the ThinPrep System is offset by (i) a reduction in costs often associated with conventional Pap smears or competing liquid-based slide preparation systems, such as inaccurate diagnoses and the need for repeat Pap smears, as well as (ii) the ability to conduct additional testing, such as testing for the HPV, Chlamydia trachomatis and Neisseria gonorrhea on samples collected in a ThinPrep vial of preservative. In particular, for the ThinPrep Imaging System, we will need to work with healthcare providers, insurance companies and other third-party payors, and clinical laboratories to reinforce the known clinical efficacy and cost-effectiveness of the ThinPrep Imaging System.

We are dependent upon a relatively small number of large clinical laboratory customers in the United States for a significant portion of our sales of the ThinPrep System.

We are dependent upon a relatively small number of large clinical laboratory customers in the United States for a significant portion of our sales of the ThinPrep System. Due in part to a trend toward consolidation of clinical laboratories in recent years and the relative size of the largest United States laboratories, it is likely that a significant portion of ThinPrep System sales will continue to be concentrated among a relatively small number of large clinical laboratories. Our business and prospects may be harmed if we are unable to increase sales to, or maintain pricing levels with our existing customers and establish new customers both within and outside the United States.

Our success will depend on new product development.

We have continuing research and development programs designed to develop new products and to enhance and improve our products. We are expending significant resources on the development of digital x-ray imaging products, including the development of a digital mammography product to perform breast tomosynthesis, a 3-dimensional imaging technique as well as on continued product line enhancements. The successful development of our products and product enhancements is subject to numerous risks, both known and unknown, including:

•	unanticipated delays;

•	access to capital;

•	budget overruns;

•	third party intellectual property;

•	technical problems; and

•

other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products, including, for example, changes requested by the FDA in connection with pre-market approval applications for products or 510(k) notification.

Given the uncertainties inherent with product development and introduction, there can be no assurance that any of our product development efforts will be successful on a timely basis or within budget, if at all. Our failure to develop new products and product enhancements, such as our digital mammography tomosynthesis product, on a timely basis or within budget could harm our business and prospects and could adversely affect the market price of our common stock.

The markets for and future growth of our products and treatments may not develop as expected.

There can be no assurance that our existing products or treatments, or the enhancement of products or treatments will be commercially successful. The successful commercialization of our products and treatments are subject to numerous risks, both known and unknown, including:

•	uncertainty of the development of a market for such product or treatment;

•

trends relating to, or the introduction or existence of, competing products, technologies or alternative treatments or therapies that may be more effective, safer or easier to use than our products, technologies, treatments or therapies;

•	perceptions of our products or treatments as compared to other products and treatments;

•

recommendation and support for the use of our products or treatments by influential customers, such as hospitals, radiological practices, breast surgeons and radiation oncologists and treatment centers;

•	the availability and extent of data demonstrating the clinical efficacy of our products or treatments;

•	competition, including the presence of competing products sold by companies with longer operating histories, more recognizable names and more established distribution networks; and

•	other technological developments.

Often, the development of a significant market for a product or treatment will depend upon the establishment of a reimbursement code or an advantageous reimbursement level for use of the product or treatment. Moreover, even if addressed, such reimbursement codes or levels frequently are not addressed until after a product or treatment is developed and commercially introduced, which can delay the successful commercialization of a product or treatment. If we are unable to successfully commercialize and create a significant market for our products and treatments, such as our digital mammography tomosynthesis product, due to, among other things, the lack of reimbursement codes or disadvantageous reimbursement levels for such products or treatments, our business and prospects could be harmed and the market price of our common stock could be adversely affected.

We may not be successful in growing our international sales, which could have a material adverse effect on our business and financial condition.

We cannot guarantee that we will successfully continue to develop international sales channels or capabilities that will enable us to generate significant revenue from international sales. We may not be able to obtain favorable third-party reimbursements and required regulatory approvals in foreign countries. Failure to continue to increase international sales could harm our business and prospects.

Our success depends on our ability to manage growth effectively.

Our operations and facilities, including the number of employees and the geographic area of operations, have grown rapidly, and our operations and facilities are expected to continue to grow. Our failure to manage growth effectively could harm our business and prospects. Such growth may significantly strain our managerial, operational and financial resources and systems. To manage such growth effectively, it is expected that we will continue to implement and improve additional management and financial systems and controls, and to effectively retain, expand, train and manage our employee base.

Our business could be harmed if we infringe upon the intellectual property rights of others.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device and related industries. We have been involved in infringement litigation, and may in the future be notified that we may be infringing intellectual property rights possessed by third parties.

For example, in October 2007, Ethicon Endo-Surgery, Inc., a Johnson & Johnson operating company (“Ethicon”), filed a complaint against us and our wholly-owned subsidiary Suros. The complaint alleges that certain of the ATEC biopsy systems manufactured and sold by Suros infringe four Ethicon patents. The complaint seeks to enjoin us and Suros from infringing the patents as well as the recovery of damages and costs resulting from the alleged infringement.

In connection with litigation or if any claims are asserted against our intellectual property rights, we may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. As a result, any infringement claims by third parties or claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may harm our business and prospects.

If we fail to achieve and maintain the high manufacturing standards that our direct radiography products require, we may not be successful in developing and marketing those products.

The manufacture of our direct radiography detectors is highly complex and requires precise high quality manufacturing that is difficult to achieve. We have in the past and may in the future experience difficulties in manufacturing these detectors in sufficient quantities, primarily related to delays and difficulties in obtaining critical components for these detectors that meet our high manufacturing standards. Our initial difficulties led to increased delivery lead-times and increased costs of manufacturing these products. Our failure, including the failure of our contract manufacturers, to achieve and maintain the required high manufacturing standards could result in further delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals, increased warranty costs or other problems that could harm our business and prospects.

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

These reforms or cost containment measures, including the uncertainty in the medical community regarding their nature and effect, could harm our business and prospects.

Our business could be harmed if we are unable to protect our proprietary technology.

We have relied primarily on a combination of trade secrets, patents, copyright and trademark laws and confidentiality procedures to protect our products and technology. Despite these precautions, unauthorized third parties may infringe, copy or reverse engineer portions of our technology. We do not know if current or future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated. In addition, we have obtained or applied for corresponding patents and patent applications in several foreign countries for some of our patents and patent applications. There is a risk that these patent applications will not be granted or that the patent or patent application will not provide significant protection for our products and technology. Our competitors may independently develop similar technology that our patents do not cover. In addition, because patent applications in the United States are not generally publicly disclosed until eighteen months after the application is filed, applications may have been filed by third parties which relate to our technology. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as United States intellectual property laws. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology.

Our international operations expose us to additional operational challenges that we might not otherwise face.

We are subject to a number of additional risks and expenses due to our international operations. Any of these risks or expenses could have a material adverse effect on our operating results. These risks and expenses include:

•	difficulties in staffing and managing operations in multiple locations as a result of, among other things, distance, language and cultural differences;

•	protectionist laws and business practices that favor local companies;

•	greater difficulties in trade accounts receivable collection;

•	difficulties and expenses related to implementing internal controls over financial reporting and disclosure controls and procedures;

•	expenses associated with customizing products for clients in foreign countries;

•	possible adverse tax consequences;

•	governmental currency controls;

•

multiple, conflicting and changing government laws and regulations (including, among other things, antitrust and tax requirements, international trade regulations and the Foreign Corrupt Practices Act);

•	reduced protection for intellectual property rights in some countries;

•	political and economic changes and disruptions;

•	export/import controls; and

•	tariff regulations.

Interruptions, delays, shutdowns or damage at our manufacturing facilities could harm our business.

We manufacture most of our mammography, breastcare and osteoporosis assessment products as well as our mini C-arm products and MRI systems at our manufacturing facilities in Danbury, Connecticut, Bedford, Massachusetts, Indianapolis, Indiana and Newark, Delaware. In addition, we manufacture the selenium coatings used in the digital x-ray image capture radiographic systems in Germany and our selenium and organic photoconductor coatings for other uses in Germany and China. We assemble and manufacture our ThinPrep products at our facilities in Marlborough, Massachusetts and Londonderry, New Hampshire. In addition, we manufacture our NovaSure System and MammoSite System in Costa Rica. An interruption in manufacturing capabilities at any of these facilities, as a result of equipment failure or other reasons, could reduce, delay or prevent the production of our products. Our manufacturing facilities are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods or weather conditions. Our manufacturing facilities may experience plant shutdowns, strikes or other labor disruptions, or periods of reduced production as a result of equipment failures, loss of power, gray outs, delays in deliveries or extensive damage to any of our facilities, which could harm our business and prospects. Because some of our manufacturing operations are located in Germany, China and Costa Rica, those manufacturing operations are also subject to additional challenges and risks associated with international operations described below.

Our business could be harmed if products contain undetected errors or defects or do not meet customer specifications.

We are continuously developing new products and improving our existing products. Newly introduced products can contain undetected errors or defects. In addition, these products may not meet their performance specifications under all conditions or for all applications. If, despite internal testing and testing by customers, any of our products contain errors or defects or fail to meet customer specifications, then we may be required to enhance or improve those products or technologies. We may not be able to do so on a timely basis, if at all, and may only be able to do so at considerable expense. In addition, any significant reliability problems could result in adverse customer reaction, negative publicity, mandatory or voluntary recall or legal claims and could harm our business and prospects.

We rely on one or only a limited number of suppliers for some key components or subassemblies for our products. This reliance could harm our business and prospects.

We rely on one or only a limited number of suppliers for some key components or subassemblies for our products. In particular, we have a limited number of suppliers for certain components of our digital detector. In addition, we have only limited sources of supply for some key components used in our mini C-arm systems and our Suros biopsy systems. We currently obtain certain key components of our products, including the proprietary filter material and microscope slides used in the ThinPrep Pap Test, radioisotopes, certain balloons and other items used in the design and manufacture of the MammoSite System and the Iotrex liquid isotope used with the GliaSite System, from single or a limited number of sources due to technology, availability, price, quality and other considerations. Additionally, the NovaSure System utilizes several components that may become obsolete or no longer be manufactured.

Obtaining alternative sources of supply of these components could involve significant delays and other costs and regulatory challenges, and may not be available to us on reasonable terms, if at all. The failure of a component supplier or contract assembler to provide sufficient quantities, acceptable quality and timely components or assembly service at an acceptable price, or an interruption of supplies from such a supplier could harm our business and prospects. Any disruption of supplies of key components could delay or reduce shipments, which could result in lost or deferred sales.

We face intense competition from other companies and may not be able to compete successfully.

A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Some of our competitors are large companies that may enjoy significant competitive advantages over us, including:

•	significantly greater name recognition;

•	established distribution networks;

•	additional lines of products, and the ability to offer rebates or bundle products to offer discounts or incentives to gain competitive advantage;

•	more extensive research, development, sales, marketing and manufacturing capabilities; and

•	better positioning to continue to improve their technology in order to compete in an evolving industry.

The markets in which we sell our products are intensely competitive, subject to rapid change and may be significantly affected by new product introductions and other market activities of industry participants. Other companies may develop products that are superior to or less expensive, or both, than our products. Improvements in existing competitive products or the introductions of new competitive products may reduce our ability to compete for sales, particularly if those competitive products demonstrate better safety or effectiveness, clinical results, ease of use or lower costs.

If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments, our business and prospects could be harmed.

Our success depends upon our ability to adapt to rapid changes in technology and customer requirements.

The markets for our products have been characterized by rapid technological change, frequent product introductions and evolving customer requirements. These trends will likely continue into the foreseeable future. Our success depends, in part, upon our ability to enhance our existing products, successfully develop new products that meet increasing customer requirements and gain market acceptance. If we fail to do so our products may be rendered obsolete or uncompetitive by new industry standards or changing technology.

Our results of operations is subject to significant quarterly variation and seasonal fluctuation.

Our results of operations have been and may continue to be subject to significant quarterly variation. Our results for a particular quarter may also vary due to a number of factors, including:

•	the overall state of healthcare and cost containment efforts;

•	the timing and level of reimbursement for our products domestically and internationally;

•	the development status and demand for our products;

•	the development status and demand for therapies to treat breast cancer and osteoporosis;

•	economic conditions in our markets;

•	foreign exchange rates;

•	the timing of orders;

•	the timing of expenditures in anticipation of future sales;

•	the mix of products we sell;

•	the introduction of new products and product enhancements by us or our competitors;

•	pricing and other competitive conditions;

•	unanticipated expenses; and

•	complex revenue recognition rules pursuant to U.S. generally accepted accounting principles (U.S. GAAP).

Customers may also cancel or reschedule shipments. Production difficulties could also delay shipments. Any of these factors also could harm our business and prospects.

Our delay or inability to obtain any necessary United States or foreign regulatory clearances or approvals for our products could harm our business and prospects.

Our products are medical devices that are the subject of a high level of regulatory oversight. Our delay or inability to obtain any necessary United States or foreign regulatory clearances or approvals for our products, such as our digital mammography tomosynthesis product and our permanent female contraception product, could harm our business and prospects and could adversely affect the market price of our common stock. The process of obtaining clearances and approvals can be costly and time-consuming. There is a risk that any approvals or clearances, once obtained, may be withdrawn or modified.

Medical devices cannot be marketed in the United States without clearance or approval by the FDA. Any modifications to a device that has received a pre-market approval that affect its safety or effectiveness require a pre-market approval supplement or possibly a separate pre-market approval, either of which is likely to be time-consuming, expensive and uncertain to obtain. If the FDA requires us to seek one or more pre-market approval supplements or new pre-market approvals for any modification to a previously approved device, we may be required to cease marketing or to recall the modified device until we obtain approval, and we may be subject to significant criminal and/or civic sanctions, including but not limited to, regulatory fines or penalties.

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

Recent proposed changes to reclassify full-field digital mammography to permit 510(k) clearance could increase competition for our digital mammography products.

On May 23, 2006 the FDA Radiological Devices Panel recommended the reclassification of full-field digital mammography systems from Class III to Class II devices. The FDA has indicated that they intend to issue guidance on full field digital mammography during 2008. If the FDA implements the panel’s recommendation, the reclassification would allow full-field digital mammography systems to be cleared for commercialization through the 510(k) process, which is less rigorous than the present pre-market approval process. If and when implemented, the reclassification for full-field digital mammography systems from Class III to Class II devices may lower barriers of entry into the digital mammography market, may result in more competitors entering the United States market and could harm sales of our digital mammography systems.

Our products may be subject to recalls even after receiving FDA clearance or approval, which could harm our business and prospects.

The FDA and similar governmental bodies in other countries have the authority to require the recall of medical products in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall could harm the reputation of our products and adversely affect our business and prospects.

Some of our activities may subject us to risks under federal and state laws prohibiting “kickbacks” and false or fraudulent claims.

We are subject to the provisions of a federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, which prohibit payments intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. While the federal law applies only to referrals, products or services for which payment may be made by a federal healthcare program, state laws often apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements, including sales programs, with hospitals, physicians, laboratories and other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties (including fines) for noncompliance that can be substantial. While we continually strive to comply with these complex requirements, interpretations of the applicability of these laws to marketing practices is ever evolving and even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could harm our business and prospects.

We are subject to the risk of product liability claims relating to our products.

Our business involves the risk of product liability and other claims inherent to the medical device business. If even one of our products is found to have caused or contributed to injuries or deaths, we could be held liable for substantial damages. We maintain product liability insurance subject to deductibles and exclusions. There is a risk that the insurance coverage will not be sufficient to protect us from product and other liability claims, or that product liability insurance will not be available to us at a reasonable cost, if at all. An under-insured or uninsured claim could harm our business and prospects. In addition, claims could adversely affect the reputation of the related product, which could damage that product’s competitive position in the market.

The sale and use of one of our diagnostic products could also lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect that resulted in the failure to detect a disorder for which it was being used to screen or caused injuries to a patient. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure additional coverage in the future. Also, even a meritless or unsuccessful product liability claim could be time consuming and expensive to defend, which could result in a diversion of management’s attention from our business and could adversely affect the perceived safety and efficacy of our products, and could harm our business and prospects.

We use hazardous materials and products.

Our research and development involves the controlled use of hazardous materials, such as toxic and carcinogenic chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of this type of accident, we could be held liable for any resulting damages, and any such liability could be extensive. We are also subject to substantial regulation relating to occupational health and safety, environmental protection, hazardous substance control, and waste management and disposal. The failure to comply with such regulations could subject us to, among other things, fines and criminal liability.

Fluctuations in the exchange rates of European currencies and the other foreign currencies in which we conduct our business, in relation to the U.S. dollar, could harm our business and prospects.

We maintain sales and service offices outside the United States, have manufacturing facilities in Germany, Costa Rica and China, and conduct business worldwide. The expenses of our international offices are denominated in local currencies, except at our Costa Rica subsidiary, where the majority of business is conducted in U.S. dollars, and our foreign sales may be denominated in local currencies, the Euro or U.S. dollars.

Fluctuations in foreign currency exchange rates could affect our cost of goods and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss if we hold deposits of that currency. We have historically hedged, and may in the future hedge, our foreign currency exposure by borrowing funds in local European currencies to pay the expenses of our foreign offices. In addition, our AEG operation has engaged in hedging activities, such as currency swaps, to hedge our foreign currency exposure. There is a risk that any hedging activities will not be successful in mitigating our foreign exchange risk exposure.

Our future success depends on the continued services of key personnel.

The loss of any of our key personnel, particularly key research and development personnel, could harm our business and prospects and could impede the achievement of our research and development, operational or strategic objectives. Our success also depends upon our ability to attract and retain other qualified managerial and technical personnel. Competition for such personnel, particularly software engineers and other technical personnel, is intense. We may not be able to attract and retain personnel necessary for the development of our business.

Our business may be harmed by acquisitions we complete in the future.

Our identification of suitable acquisition candidates involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including the effects of the possible acquisition on our business, diversion of our management’s attention and risks and costs associated with unanticipated problems or latent liabilities, such as litigation, investigations or inquiries in connection with acquisitions that we complete. If we are successful in pursuing future acquisitions, we will be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline, and we may be more vulnerable to economic downturns and competitive pressures. We cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions that we complete. Should we acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business.

Our failure to manage current or future alliances or joint ventures effectively may harm our business and prospects.

We have entered into alliances, joint ventures or other business relationships. Alliances with certain partners or companies could make it more difficult for us to enter into advantageous business transactions or relationships with others. Moreover, we may not be able to:

•	identify appropriate candidates for alliances or joint ventures;

•	assure that any alliance or joint venture candidate will provide us with the support anticipated;

•	successfully negotiate an alliance or joint venture on terms that are advantageous to us; or

•	successfully manage any alliance or joint venture.

Furthermore, any alliance or joint venture may divert management time and resources. Entering into a disadvantageous alliance or joint venture, failing to manage an alliance or joint venture effectively, or failing to comply with obligations in connection therewith, could harm our business and prospects.

We are exposed to potential risks and will continue to incur significant costs as a result of the internal control testing and evaluation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

We assessed the effectiveness of our internal control over financial reporting as of September 29, 2007 and assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute a material weakness. As a result of this evaluation, no material weaknesses were identified.

We expect to continue to incur significant costs, including increased accounting fees and increased staffing levels, in order to maintain compliance with Section 404 of the Sarbanes-Oxley Act. We continue to monitor controls for any weaknesses or deficiencies. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within the company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. In addition, as we continue to expand globally, the challenges involved in implementing appropriate internal controls will increase and will require that we continue to improve our internal controls over financial reporting.

In 2007, Cytyc acquired Adeza and Adiana and we completed the merger with Cytyc. We expect to include Cytyc, Adeza and Adiana in our assessment of internal control over financial reporting in fiscal 2008. We expect to face additional challenges in implementing the required processes, procedures and controls as a result of the merger and other acquired operations. Although we intend to devote substantial time and incur substantial costs, as necessary, to ensure ongoing compliance, we cannot be certain that we will be successful in complying with Section 404 of the Sarbanes-Oxley Act.

For example, in connection with Cytyc’s filing of their original Annual Report on Form 10-K in March 2007, its management included Management’s Report on Internal Control over Financial Reporting therein, which expressed a conclusion by management that they believed that its internal control over financial reporting was effective as of December 31, 2006. As a result of the restatement of Cytyc’s consolidated financial statements, its management determined that a material weakness in internal control over financial reporting existed as of December 31, 2006, and, subsequently concluded that its internal control over financial reporting was not effective as of December 31, 2006.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness in Cytyc’s internal control over financial reporting as of December 31, 2006 was identified and included in its assessment: Cytyc did not implement controls necessary to provide reasonable assurance that the accounting for certain stock option exercise activity that occurred during the period from 1996 through 2002 was properly recorded in its financial statements included in its 2006 Annual Report on Form 10-K, as originally filed, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. To remedy the material weakness identified in the Annual Report on Form 10-K/A, Cytyc enhanced its policies surrounding consultations on complex technical accounting matters to include third-party subject matter experts.

In the future, if we fail to complete the Sarbanes-Oxley 404 evaluation in a timely manner, or if our independent registered public accounting firm cannot attest in a timely manner to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls which could adversely impact the market price of our common stock. We or our independent registered public accounting firm may identify material weaknesses in internal controls over financial reporting which may result in a loss of public confidence in our internal controls and adversely impact the market price of our common stock. In addition, any failure to implement required, new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Risks Related to our Common Stock

Provisions in our charter and bylaws and our stockholder rights plan may have the effect of discouraging advantageous offers for our business or common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

Our charter, bylaws and the provisions of the Delaware General Corporation Law include provisions that may have the effect of discouraging or preventing a change in control. In addition, we have a stockholder rights plan that may have the effect of discouraging or preventing a change in control. These provisions could limit the price that our stockholders might receive in the future for shares of our common stock.

Our stock price is volatile.

The market price of our common stock has been, and may continue to be, highly volatile. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

•

announcements and rumors of developments related to our business, including changes in reimbursement rates or regulatory requirements, proposed and completed acquisitions, or the industry in which we compete;

•	published studies and reports relating to the comparative efficacy of products and markets in which we participate;

•	quarterly fluctuations in our actual or anticipated operating results and order levels;

•	general conditions in the worldwide economy;

•	announcements of technological innovations;

•	new products or product enhancements by us or our competitors;

•	developments in patents or other intellectual property rights and litigation; and

•	developments in relationships with our customers and suppliers.

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

Owned Real Property

We own an approximately 168,000 square foot research and development, manufacturing and administrative site in Newark, Delaware at which we conduct our DirectRay digital detector research and development and plate manufacture. We currently occupy approximately 63,000 square feet of this building, which houses our plate manufacturing facility, including both a class 1 and a class 2 clean room. We lease approximately 105,000 square feet of the facility to Dade Behring under a lease which expires in April 2015. Our AEG subsidiary owns approximately 180,000 square foot facility in Warstein, Germany which is used for its headquarters, German manufacturing facility and primary R&D operation. Cytyc owns approximately 2.7 acres of land and an approximately 46,000 square feet of facilities housing additional manufacturing operations in Londonderry, New Hampshire.

Leased Real Property

In September 2002, we completed a sale/leaseback transaction for our approximately 200,000 square foot headquarters and manufacturing facility located in Bedford, Massachusetts and our approximately 62,500 square foot LORAD manufacturing facility in Danbury, Connecticut. The lease for these facilities, including the associated land, has a term of 20 years, with four-five year renewal options. We also sublease approximately 11,000 square feet of the Bedford facility to a subtenant, pursuant to a sublease which expires in April 2008.

We also lease approximately 60,000 square feet of office and manufacturing space in Danbury, Connecticut near our LORAD manufacturing facility. This lease expires in December 2012. R2 has recently moved its offices and research facilities to Santa Clara, California where it leases approximately 40,362 square feet. Suros leases approximately 55,091 square feet for offices and manufacturing in the Indianapolis, Indiana area. Both of these leases expire in November 2011. AEG’s Chinese subsidiary subleases its approximately 44,000 square foot manufacturing facility in Shanghai from Jaiding Industrial Zone Development (Group) Co., Ltd. This sublease expires in April 2014.

Cytyc’s executive offices, as well as its administrative, research, and certain manufacturing and distribution operations are located in a facility consisting of approximately 216,000 square feet in Marlborough, Massachusetts which is leased for a term of 15 years, beginning January 2004 with two (2) five-year options to extend the term upon written notice to landlord. In July 2006, Cytyc entered into a 12-year lease agreement for a building with approximately 146,000 square feet also located in Marlborough, Massachusetts, to be principally used as an additional manufacturing facility beginning in the first half of 2007. Cytyc is currently making significant renovations to this facility. Cytyc has an option to lease an additional approximately 30,000 square feet in this facility in June 2011. Cytyc also leases a distribution facility consisting of approximately 37,000 square feet in Methuen, Massachusetts. Cytyc leases a facility in Mountain View, California consisting of approximately 62,000 square feet. This lease expires in August 2012 and will remain in effect despite Cytyc’s 2007 consolidation of its Mountain View operations into its Costa Rica and Massachusetts operations. Cytyc’s primary manufacturing and operations facility for the NovaSure single-use devices consists of approximately 26,500 square feet in San Jose, Costa Rica. The lease for this facility expires in 2008, with an option to renew for two additional five-year terms. In April 2007, Cytyc entered into a ten year lease for a building with approximately 164,000 square feet located in Alajuela, Costa Rica, which we are in the process of constructing. Following the completion of this construction, we plan to move our Costa Rica manufacturing operations to this new facility.

We also lease several sales and service offices throughout the world.

In connection with the financing for our business combination with Cytyc, we entered into mortgages for our Newark, Delaware and Londonderry, New Hampshire properties, and leasehold mortgages for our interests in our Danbury, Connecticut, Bedford, Massachusetts and Indianapolis, Indiana facilities.

Item 3. Legal	Proceedings

In March 2005, we were served with a Complaint filed on November 12, 2004, by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that our HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff is seeking to preliminarily and permanently enjoin us from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, we filed an Answer and Counterclaims in response to the complaint in which we denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. On March 2, 2007 the Court granted summary judgment in our favor, holding that the patent-in-suit is invalid, and dismissed Oleg Sokolov’s complaint, thus leaving in the case only our counterclaims against Oleg Sokolov. In a related matter, the United States Patent and Trademark Office decided in December 2005 to re-examine the validity of Sokolov’s patent, and this case has been stayed pending completion of this process. We do not believe that we infringe any valid or enforceable patents of the plaintiff. However, while we intend to vigorously defend our interests, ongoing litigation can be costly and time consuming, and we cannot guarantee that we will prevail. On October 28, 1998, the plaintiff had previously sued Lorad, asserting, among other things, that Lorad had misappropriated the plaintiff’s trade secrets relating to the HTC Grid. This previous case was dismissed on August 28, 2000. The dismissal was affirmed by the Appellate Court of the State of Connecticut, and the United States Supreme Court refused to grant Certiorari. Following the dismissal, Sokolov threatened to file further claims related to the matter, and as a result, we entered into mediation and believe we reached a tentative oral settlement which is expected to be finalized by a written release and settlement agreement. There are, however, no assurances that a settlement will be reached.

On June 16, 2003, Cytyc filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s (“TriPath”) patents are invalid and not infringed by Cytyc’s ThinPrep Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against Cytyc in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. In its complaint TriPath sought the issuance of a preliminary and permanent injunction enjoining Cytyc from infringing the asserted patents and to award unspecified damages, unspecified treble damages and attorneys’ fees, and the impounding and destruction of the alleged infringing products. The non-patent claims have been dismissed and the patent cases have since been consolidated into a single action. In October of 2007, the parties entered into a settlement agreement. Under the terms of the settlement agreement, Cytyc will pay TriPath an on-going royalty for a license under certain of TriPath’s patents. The two parties have also agreed to a non-royalty bearing cross-license of other patents held by each company. The settlement agreement resolves all pending litigation between the parties and permits Cytyc to continue making, using and selling the ThinPrep Imaging System. We do not believe that the settlement will have a material effect on our business, financial position or results of operations.

On or about October 5, 2007, Ethicon Endo-Surgery, Inc., a Johnson & Johnson operating company, filed a complaint against us and our wholly-owned subsidiary Suros Surgical Systems, Inc. (“Suros”) in the United States District Court for the District of Ohio. The complaint alleges that certain of the ATEC biopsy systems manufactured and sold by Suros infringe four Ethicon patents. The complaint seeks to enjoin Hologic and Suros from infringing the patents as well as the recovery of damages and costs resulting from the alleged infringement. Given the early stage of the litigation, we are unable to reasonably estimate the ultimate outcome of this case.

We are a party to various other legal proceedings arising out of the ordinary course of our business. We believe that there are no proceedings pending against us which, if determined adversely, would have a material adverse effect on our financial condition or results of operations.

Item 4. Submission	of Matters to a Vote of Security Holders.

A Special Meeting of Stockholders (the “Special Meeting”) was held on October 18, 2007 at our headquarters located at 35 Crosby Drive, Bedford, Massachusetts. At the Special Meeting, the stockholders approved the following proposals by the following votes:

The stockholders approved an amendment and restatement of our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 90,000,000 to 300,000,000.

For	Against	Abstain	Broker non-votes
38,983,716	1,095,145	2,574,559	—

The stockholders approved the issuance of shares of our common stock to stockholders of Cytyc in connection with the merger of Cytyc with and into our wholly owned subsidiary Nor’easter Corp.

For	Against	Abstain	Broker non-votes
39,861,880	150,412	2,641,128	—

The stockholders approved the Hologic, Inc. Senior Executive Short-Term Incentive Plan.

For	Against	Abstain	Broker non-votes
38,445,493	1,566,230	2,614,696	—

The stockholders approved an amendment to our 1999 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 4,000,000 shares.

For	Against	Abstain	Broker non-votes
30,718,965	9,225,992	2,708,462	—

The stockholders approved a proposal to adjourn the special meeting, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the special meeting to approve the foregoing proposals.

For	Against	Abstain	Broker non-votes
22,193,914	17,607,640	2,851,866	—

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Fiscal Year Ended September 30, 2006	High	Low
First Quarter	$39.90	$25.08
Second Quarter	55.61	35.26
Third Quarter	56.71	35.36
Fourth Quarter	50.70	38.07

Fiscal Year Ended September 29, 2007	High	Low
First Quarter	$52.34	$41.94
Second Quarter	60.24	45.88
Third Quarter	63.18	50.96
Fourth Quarter	62.53	47.51

Number of Holders. As of November 20, 2007, there were approximately 1,599 holders of record of our common stock, including multiple beneficial holders at depositaries, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.

Dividend Policy. We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. In addition, our $2.55 billion credit facility prohibits us from declaring or paying any cash dividends.

Recent Sales of Unregistered Securities. We did not sell unregistered securities during the fourth quarter of fiscal 2007.

Issuer’s Purchases of Equity Securities. We may be deemed to have repurchased approximately 17,000 shares of our common stock to satisfy certain tax withholding upon the distribution of escrow shares to former R2 shareholders. We did not repurchase any other of our equity securities during the fourth quarter of fiscal 2007.

Item 6.	Selected Financial Data.

In the fourth quarter of 2003, we adopted Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, as a cumulative effect adjustment for a change in accounting principle. Accordingly, the revenue representing the fair value of services not performed at the time of product shipment such as installation and training are deferred and recognized as performed. In fiscal 2006 we acquired the intellectual property relating to Fischer Imaging Corporation’s mammography business. In fiscal 2006 we also acquired the entities of AEG Elektrofotografic (AEG), R2 Technology, Inc. (R2) and Suros Surgical, Inc. (Suros). In the fourth quarter of fiscal 2007 we acquired BioLucent, Inc. (Biolucent). We used the purchase method of accounting in accordance with SFAS No. 141, Business Combinations to account for acquired entities.

	Fiscal Years Ended
	September 29, 2007	September 30, 2006	September 24, 2005	September 25, 2004	September 27, 2003
	(In thousands, except per share data)
Consolidated Statement of Income Data
Revenues:
Product sales	$628,854	$388,111	$229,075	$177,936	$156,734
Service and other revenue	109,514	74,569	58,609	50,769	47,301

	738,368	462,680	287,684	228,705	204,035

Costs and Expenses:
Cost of product sales	265,151	186,862	116,478	94,762	86,506
Cost of product sales—amortization of intangible assets	11,024	4,784	911	911	911
Cost of service and other revenue	116,626	77,502	58,181	48,574	43,949
Research and development	44,484	28,294	18,617	16,659	18,381
Selling and marketing	84,845	55,910	34,199	31,761	29,978
General and administrative	62,902	42,551	26,667	23,452	21,285
Amortization of acquired intangible assets	5,584	1,631	—	—	—
Net gain on sale of intellectual property	—	(5,093)	—	—	—
Acquired in-process research and development	—	19,900	—	—	—

	590,616	412,341	255,053	216,119	201,010

Income from operations	147,752	50,339	32,631	12,586	3,025

Interest income	2,815	4,082	2,219	540	685
Interest/other expense	(2,078)	(1,198)	(155)	(199)	(445)

Income before provision for income taxes and cumulative effect of change in accounting principle	148,489	53,223	34,695	12,927	3,265
Provision for income taxes	53,911	25,800	6,439	763	176

Income before cumulative effect of change in accounting principle	94,578	27,423	28,256	12,164	3,089
Cumulative effect of change in accounting principle	—	—	—	—	(207)

Net income	$94,578	$27,423	$28,256	$12,164	$2,882

	Fiscal Years Ended
	September 29, 2007	September 30, 2006	September 24, 2005	September 25, 2004	September 27, 2003
	(In thousands, except per share data)
Basic income per common and common equivalent share (1):
Income before cumulative effect of change in accounting principle	$1.77	$0.59	$0.66	$0.30	$0.08
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)

Net income	$1.77	$0.59	$0.66	$0.30	$0.07

Diluted income per common and common equivalent share (1):
Income before cumulative effect of change in accounting principle	$1.72	$0.56	$0.63	$0.29	$0.08
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)

Net income	$1.72	$0.56	$0.63	$0.29	$0.07

Weighted average number of common shares outstanding (1):
Basic	53,436	46,512	42,824	40,516	39,258

Diluted	54,834	48,620	45,126	42,593	40,261

Consolidated Balance Sheet Data
Working capital	$220,568	$123,493	$172,615	$118,238	$102,699
Total assets	1,066,349	856,205	279,839	211,751	188,603
Line of credit	—	55,000	—	—	—
Long-term debt	9,222	6,163	—	472	1,550
Total stockholders’ equity	805,723	605,750	217,834	166,275	148,927

(1)	All share and per share data have been retroactively restated to reflect the 2-for-1 stock split effected on November 30, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the Consolidated Financial Statements included elsewhere in this report and the information described under the caption “Risk Factors” below.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements and product warranties, accounts receivable reserves, inventory and related reserves, valuations and purchase price allocations related to business combinations, expected cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, accrued expenses, restructuring and other related charges, stock-based compensation, pension liabilities, contingent liabilities, and recoverability of our net deferred tax assets and related valuation allowance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory

Our inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. As a designer and manufacturer of high technology medical equipment, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures on products and prices, reliability and replacement of and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Although every effort is made to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant negative impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

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

Our accounts receivable reserves were $4.6 million, $3.7 million and $2.6 million in fiscal 2007, 2006 and 2005, respectively. The increase in the reserves in fiscal 2006 was primarily due to the addition of $852,000 of reserves as a result of our acquisitions of AEG, R2 Technology, Inc. and Suros Surgical Systems, Inc. during fiscal 2006. Also contributing to the increased reserves, but to a lesser extent, was our increase in sales during fiscal 2006. The increase in reserves in fiscal 2007 was primarily due to our increase in revenues during the year. Accounts receivable reserve has decreased as a percentage of sales as a result of our historical collection experience.

Valuation of Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in recent business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. The valuation of purchased research and development represents the estimated fair value at the dates of acquisition related to in-process projects. Our purchased research and development represents the value of in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. We expense the value attributable to these in-process projects at the time of the acquisition. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects, or for the acquisitions as a whole.

We use the income approach to determine the fair values of our purchased research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, we consider, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects we acquired in connection with our fiscal 2006 acquisitions, we used risk-adjusted discount rates to discount our projected cash flows, ranging from 14% to 35%. We believe that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects. We did not acquire in-process research and development in connection with the fiscal 2007 acquisition of BioLucent.

We have also used the income approach, as described above, to determine the estimated fair value of certain other identifiable intangibles assets including developed technology, customer relationships and tradenames. Developed technology represents patented and unpatented technology and know-how. Customer relationships represent established relationships with customers, which provides a ready channel for the sale of additional products and services. Tradenames represent acquired product names that we intend to continue to utilize.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We record intangible assets at historical cost. We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization is recorded over the estimated useful lives ranging from 4 to 20 years. We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, we will write-down the carrying value of the intangible asset to its fair value in the period identified. We generally calculate fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. In connection with sale of certain intellectual property, previously acquired from Fischer to Siemens AG, we recorded an impairment charge of approximately $1.4 million during the fourth quarter of fiscal 2006. The impairment charge was the result of a higher carrying value of such assets as compared to their fair value. The charge is a component of the net gain on sale of intellectual property of $5.1 million and is classified as part of the mammography segment.

Consistent with prior years, we conducted our annual impairment test of goodwill during the second quarter of fiscal 2007. In performing the test, we utilize the two-step approach prescribed under FASB Statement No. 142, Goodwill and Other Intangible Assets. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We considered a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales or offerings of similar companies. If the carrying value of a reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. Since the adoption of Statement No. 142, we have not performed the second step of the impairment test because the fair value of each reporting unit has exceeded its respective carrying value. There were no impairment indicators identified during the remainder of fiscal 2007 that required a re-assessment of the annual impairment test.

The estimate of fair value requires significant judgment. Any loss resulting from an impairment test would be reflected in operating income in our consolidated statements of income. The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Pension Liabilities

In connection with our acquisition of AEG, we sponsor defined benefit pension plans covering the employees of our AEG German subsidiary. On September 29, 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit post-retirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit post-retirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit post-retirement plan in comprehensive income in the year in which changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with post-retirement benefit plan accounting. As required by SFAS No. 158, we used a prospective approach in our adoption of SFAS No. 158. As of September 29, 2007, we recognized the unfunded status of its deferred benefit pension plan. The adoption of SFAS No. 158 did not impact our compliance with our debt covenants under its credit agreements, cash position or results of operations. As of September 29, 2007, we have recorded a pension liability, based upon an actuarial valuation, of approximately $7.6 million as a component of accrued expenses in the accompanying consolidated financial statements. The selection of the assumptions used to determine pension expense or income involves significant judgment. Our actuarial assumptions and discount rate assumptions are considered the key variables in determining pension expense or income. The discount rate assumption was determined by using a model consisting of theoretical bond portfolios that closely match the various durations of that of our pension liability. The discount rate assumption we used for our German pension benefits plans was 5.5%. The discount rate is dependent on the participation level of the particular countries covered within the plans. Therefore, the discount rate is consistent with the fact that the pension is 100% German-based.

Revenue Recognition

We recognize product revenue upon shipment, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, no rights of return exist and collection of the resulting receivable is probable. Generally, our product arrangements are multiple element arrangements, including services such as installation and training. Beginning in the fourth quarter of fiscal 2003, we began accounting for these arrangements in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Based on the terms and conditions of the product arrangements, we have concluded that these services and undelivered products can be accounted for separately from the delivered product element as our delivered product has value to our customers on a stand-alone basis and we have objective and reliable evidence of the fair value of such services and undelivered products. Accordingly, service revenue representing the fair value of services not yet performed at the time of product shipment is deferred and recognized as such services are performed. The fair value of the undelivered products is also deferred at the time of product shipment and recognized when these products are delivered. The residual revenue under the product arrangement will be recognized as product revenue upon shipment. There are no customer right of return in our sales agreements.

We recognize product revenue upon the completion of installation for products whose installation is essential to its functionality, primarily related to our digital imaging systems. A provision is made at that time for estimated warranty costs to be incurred.

Service revenues primarily consist of amounts recorded under service and maintenance contracts and repairs not covered under warranty, installation and training revenues and shipping and handling costs billed to customers. Service and maintenance contract revenues are recognized ratably over the term of the contract. Other service revenues are recorded when the services are delivered.

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

We have determined that the provisions of SOP 97-2 apply to revenue transactions for those CAD products recently acquired from R2 Technology, Inc. SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multi-element arrangements is allocated to each element of the arrangement using the residual method based on the fair value of the undelivered elements. Our determination of fair value of the undelivered elements in the multi-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so for an element not yet sold separately. The Company recognizes revenue on CAD product sales upon completion of installation at which time the only remaining undelivered element is post contract support.

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

In accordance with the EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. The Company also records reimbursable out-of-pocket expenses in both maintenance and services revenues and as a direct cost of maintenance and service in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF 01-14). For the fiscal 2007, 2006, and 2005, shipping and handling costs and reimbursable out-of-pocket expenses were not material.

Product Warranties

Products sold are generally covered by a warranty for a period of one year. We accrue a warranty reserve at the time of revenue recognition for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased or decreased warranty claim activity or increased or decreased costs associated with servicing those claims, our warranty accrual will increase or decrease, respectively, resulting in decreased or increased gross profit. Our warranty accrual was approximately $12.1 million, $9.0 million and $6.7 million in fiscal 2007, 2006 and 2005, respectively. The increase in the warranty accrual in fiscal 2007 is primarily attributable to the increase in the number of digital mammography systems sold. The increase in the warranty accrual in fiscal 2006 is primarily attributable to an increase in the number of digital mammography systems sold as well $941,000 of acquired reserve amounts as a result of our acquisitions in fiscal 2006.

Stock-Based Compensation

On December 16, 2004 the FASB issued SFAS Statement No. 123(R) (SFAS 123(R)), Share-Based Payment, which is a revision of SFAS Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted for fiscal years starting after June 15, 2005. As a result, we have adopted SFAS 123(R) starting in our fiscal first quarter of 2006, which began on September 25, 2005.

As permitted by SFAS 123, we historically accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. We have adopted the “modified prospective” method alternative outlined in SFAS 123(R). A “modified prospective” method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R)

that remain unvested on the effective date. As a result, we are amortizing the unamortized stock-based compensation expense related to unvested option grants issued prior to the adoption of SFAS 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. For options granted after our adoption of SFAS 123(R), we have elected to use a bi-nomial model to determine the weighted average fair value of options, rather than the Black-Scholes model, which we had previously used. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we have applied an estimated forfeiture rate of 9.4% in fiscal 2007 and a range between 9.4% and 10.6% in fiscal 2006, for stock option awards, in determining the expense recorded in our consolidated statement of income. For further information regarding the assumptions we used in determining our stock-based compensation expense, see Note 2 to our financial statements.

During the year ended September 29, 2007 we recorded $6.1 million of stock-based compensation expense for employee equity awards. The stock-based compensation expense for employee equity awards included $695,000 in cost of revenues, $828,000 in research and development, $602,000 in selling and marketing and $4.0 million in general and administrative expense for the year ended September 29, 2007. The compensation expense reduced both basic earnings per share by $0.07 and diluted earnings per share by $0.08. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of September 29, 2007, there was $13.6 million of unrecognized compensation expense related to non-vested market-based stock option awards that we expect to recognize over a weighted-average period of 3.09 years. As of September 29, 2007, there was $2.2 million of unrecognized compensation expense related to non-vested restricted stock units that we expect to recognize over a weighted average period of 1.6 years

Income Taxes

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

In fiscal 2007, we recorded approximately $21.9 million of tax benefit associated with deductions generated by excess stock based compensation deductions expected to be utilized on our fiscal 2007 U.S. tax return. This full amount was recorded as an increase to additional paid in capital. Additionally, we recorded a decrease of approximately $280,000 to our valuation allowance against certain federal and state net operating losses acquired in the Suros and R2 acquisitions with a corresponding reduction to goodwill. The remaining change in valuation allowance is attributable to the decrease in valuation allowance on certain state tax assets generated through 2007. We believe it is more likely than not that these state tax assets will be realized.

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

OVERVIEW

We are a diversified medical technologies company specializing in diagnostic imaging products and interventional devices dedicated to serving the healthcare needs of women. Historically, we have developed, manufactured and marketed products focused on mammography, breast care and osteoporosis assessment. In October 2007, we completed our business combination with Cytyc, a company that develops, manufactures and markets a complementary product line covering a range of cancers and women’s health indications, including cervical cancer screening, prenatal diagnostics and partial breast radiation therapy. As a result of our business combination with Cytyc, we have become one of the largest companies in the world focused on creating innovative and clinically effective advanced technologies in women’s health.

Our mammography/ breast care products include a broad product line of breast imaging and related products, including film-based and digital mammography systems, computer-aided detection (CAD), breast biopsy systems and MammoPad breast cushions. These products are inclusive of those acquired from R2 and Suros in fiscal 2006 and BioLucent in fiscal 2007. Beginning in fiscal 2006, we have combined our digital detector business with our mammography operating segment to better reflect how we view our operations and manage our business. Our digital detector products are a digital component for our digital mammography equipment and, to a much lesser extent, are a digital component for original equipment manufacturers to incorporate into their own equipment. Our osteoporosis assessment products primarily consist of dual-energy X-ray bone densitometry systems and, to a lesser extent, an ultrasound-based osteoporosis assessment product. Our other business segment includes our mini C-arm, extremity MRI, conventional general radiography service, digital general radiography systems and AEG photoconductor materials businesses. In fiscal 2008 we expect that our reporting segments will be reconfigured to reflect the inclusion of Cytyc and the integration of our combined businesses.

ACQUISITIONS

Fiscal 2008 Acquisition:

Cytyc Corporation

On October 22, 2007 we completed the merger with Cytyc Corporation (Cytyc) pursuant to Agreement and Plan of Merger (Merger Agreement) entered into on May 20, 2007 (the Merger). Under the terms and conditions of the Merger Agreement, at the effective time of the merger, each share of common stock of Cytyc, issued and outstanding immediately prior to the closing was cancelled and converted into the right to receive (i) 0.52 shares of common stock of Hologic and (ii) $16.50 in cash. The purchase price for the transaction, exclusive of certain merger-related costs and expenses, in the aggregate is approximately $6.2 billion. As of September 29, 2007, we capitalized a total of $6.4 million of direct acquisitions costs, which are included in other long term assets in the accompanying Consolidated Balance Sheet.

Cytyc, headquartered in Marlborough, Massachusetts, is a diversified diagnostic and medical device company that designs, develops, manufactures, and markets innovative and clinically effective diagnostic and surgical products. Cytyc products cover a range of cancer and women’s health applications, including cervical cancer screening, treatment of excessive menstrual bleeding, radiation treatment of early-stage breast cancer, and the assessment of the risk of pre-term birth.

Under the Merger Agreement, Cytyc shareholders received an aggregate of approximately 67,300,000 shares of Hologic common stock and approximately $2.1 billion in cash, assuming the conversion of all Cytyc’s outstanding convertible notes. Through October 22, 2007, $176.7 million of the $250.0 million convertible notes had been converted into cash and Hologic’s common stock with $73.3 million remaining. We expect substantially all of the remainder to convert by the end of our first quarter of fiscal 2008. In connection with the Merger, we entered into a credit agreement relating to a senior secured credit facility (Credit Agreement) with Goldman Sachs Credit Partners L.P. and certain other lenders, in which the lenders committed to provide, in the aggregate, senior secured financing of up to approximately $2.55 billion to pay for the cash portion of the merger consideration, for repayment of existing debt of Cytyc, for expenses relating to the merger and for working capital following the completion of the merger. As of the closing of the merger we borrowed $2.35 billion under the credit facility.

The estimated aggregate purchase price of approximately $6.2 billion includes $2.1 billion in cash, 67,300,000 shares of Hologic common stock at an estimated fair value of $3.7 billion; approximately 8.2 million of fully vested stock options granted to Cytyc employees at an estimated fair value of approximately $246 million; and approximately $41.7 million of direct acquisition costs. There are no potential contingent consideration payable to the former Cytyc shareholders in connection with this transaction.

Our business combination with Cytyc will be accounted for using the purchase method of accounting. In accordance with SFAS 141, we are considered to be the acquirer of Cytyc for accounting purposes. This means that the total purchase price will be allocated to the assets acquired and liabilities assumed from Cytyc based on our estimate of their fair values as of the date of the completion of the merger, and any excess of purchase price over those fair values will be recorded as goodwill. Cytyc’s revenues and operating income for the nine months ended September 30, 2007 were $545.4 million, and $74.5 million, respectively, and for its fiscal year ended December 31, 2006 were $608.3 million, and $201.7 million, respectively. Cytyc’s results for the nine months ended September 30, 2007 included charges of approximately $11.6 million related to a litigation settlement and costs associated with our business combination. During the nine months ended September 30, 2007, Cytyc’s net cash provided by operating activities was approximately $144.2 million. During this period, changes in Cytyc’s assets and liabilities, excluding the effects of acquisitions, used $36.6 million of cash, including an increase in accounts receivable of $15.8 million and a decrease in accrued expenses of $20.7 million. Our reported financial condition and results of operations issued for periods ending after completion of the merger will reflect the fair value of acquired tangible and intangible assets and liabilities assumed and results of operations after completion of the merger, but will not be restated retroactively to reflect the historical financial position or results of operations of Cytyc. Following the completion of the merger, our earnings will also reflect purchase accounting adjustments, such as increased amortization and other expense for the acquired tangible and intangible assets of Cytyc, as well as the interest on the funds we borrowed to complete the merger. More detailed information concerning our preliminary estimates of the fair value of assets acquired and liabilities assumed in the Cytyc merger, as well as supplemental pro forma information relating to that merger, is set forth in Note 19 to our consolidated financial statements.

Fiscal 2007 Acquisition:

BioLucent, Inc.

On September 18, 2007 we completed the acquisition of Biolucent, Inc. (Biolucent) pursuant to a definitive agreement dated June 20, 2007. The results of operations for Biolucent have been included in the Company’s consolidated financial statements from the date of acquisition as part of its Mammography/Breastcare business segment.

BioLucent, previously located in Aliso Viejo, California, develops, markets and sells the MammoPad breast cushion, to decrease the discomfort associated with mammography. BioLucent’s primary research and development efforts are directed at its brachytherapy business which is focused on breast cancer therapy. Prior to the acquisition, BioLucent spun-off its brachytherapy technology and business to the holders of BioLucent’s outstanding shares of capital stock. As a result we only acquired BioLucent’s MammoPad business and related assets. We invested $1 million directly in the spun-off brachytherapy business in exchange for shares of preferred stock issued by the new business, representing less than 20% ownership.

The aggregate purchase price for BioLucent was approximately $73.2 million consisting of approximately $6.8 million in cash and 1,157,000 shares of Hologic Common Stock valued at approximately $63.2 million, repayment of outstanding debt of BioLucent of approximately $1.6 million and approximately $1.6 million for acquisition related fees and expenses. The Company determined the fair value of the shares issued in connection with the acquisition in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.

The acquisition also provides for up to two annual earn out payments not to exceed $15 million in the aggregate based on BioLucent’s achievement of certain revenue targets. We have considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration represents additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. The final purchase allocations will be completed within one year of the acquisition and any adjustments are not expected to have a material impact on our financial position or results of operations.

Fiscal 2006 Acquisitions:

Fischer Imaging

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

AEG Elektrofotografie

On May 2, 2006, we acquired AEG Elektrofotografie and its group of related companies. AEG was a privately held group of companies headquartered in Warstein, Germany, with manufacturing operations in Germany, China and U.S. AEG specializes in the manufacture of photoconductor materials for use in a variety of electro photographic applications, including for the coating of our digital detectors. The acquisition of AEG allows us to have control over this critical step in our detector manufacturing process, which should allow us to more efficiently manage our supply chain and improve manufacturing margins. Our acquisition of AEG should also facilitate further manufacturing efficiencies and accelerate research and development of new detector products. The results of AEG operations have been included in our consolidated financial statements since the date of acquisition and is a component of our other business segment.

The aggregate purchase price for AEG was approximately $31.3 million (subject to adjustment) consisting of EUR 24.1 and 110,000 shares of our common stock valued at $5.3 million, and approximately $1.9 million for acquisition related fees and expenses.

The acquisition also provided for a one-year earn out of EUR 1.7 million (approximately $2.0 million USD) which was payable in cash if AEG calendar year 2006 earnings, as defined, exceeded a pre-determined amount. AEG’s earnings did not exceed such pre-determined amount and no payment was made.

We finalized and implemented a plan to restructure certain of AEG’s historical activities. We recorded a liability of approximately $1.9 million in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees under this plan and all amounts have been paid as of September 29, 2007.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer lists, tradenames, developed technology and in-process research and development had separately identifiable values. The fair value of these intangible assets was determined through the application of the income approach. Customer lists represent customer relationships as AEG has a high dependency on a small number of large accounts. AEG markets its products through distributors as well as directly to its own customers. Trademarks represent the AEG product names that the we intend to continue to use. Developed technology represents currently marketable purchased products that the we will continue to resell as well as utilize to enhance and incorporate into our existing products. The intangible assets are expected to be amortized on a straight-line basis over the expected useful lives as the anticipated undiscounted cash flows are relatively consistent over the expected useful lives of the intangible assets.

The estimated $600,000 of purchase price allocated to in-process research and development projects related to AEG’s Organic Photoconductor Coating and Selenium product lines.

R2 Technology

On July 13, 2006, we completed the acquisition of R2 Technology, Inc. R2 Technology then located in Sunnyvale, California, develops and sells computer-aided detection technology and products (CAD), an innovative technology that assists radiologists in the early detection of breast cancer. The aggregate purchase price for R2 of approximately $220.6 million (subject to adjustment) consisted of 4.4 million shares of our common stock valued at $205.5 million, cash paid of $6.9 million, debt assumed of $5.7 million and approximately $2.5 million for acquisition related fees and expenses. The results of operations for R2 have been included in our consolidated financial statements from the date of acquisition as part of our mammography business segment.

We implemented and finalized a plan to restructure certain of R2’s historical activities. We recorded a liability of approximately $798,000 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees and a loss related to the abandonment of certain lease space under this plan. All amounts related to these liabilities have been paid as of September 29, 2007. We reduced goodwill related to the R2 acquisition in the amount of $400,000 during the year ended September 29, 2007. The reduction was primarily related to a change in the preliminary valuation of certain assets and liabilities acquired based on information received during the year. The final purchase price allocations were completed within one year of the acquisition and the adjustments did not have a material impact on our financial position or results of operation. There have been no other material changes to the purchase price allocation as disclosed in our Form 10-K for the year ended September 30, 2006.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer relationships, tradenames, developed technology, and in-process research and development had separately identifiable values. Customer relationships represent R2’s strong active customer base, dominant market position and strong partnership with several large companies. Trademarks represent the R2 product names that we intend to continue to use. Developed technology represents currently marketable purchased products that we will continue to resell as well as utilize to enhance and incorporate into our existing products.

The estimated $10.2 million of purchase price allocated to in-process research and development projects primarily related to R2’s Digital CAD products. The projects added direct digital algorithm capabilities as well as a new platform technology to analyze images and breast density measurement. The projects were substantially completed as planned during fiscal 2007.

Suros Surgical Systems

On July 27, 2006, we completed the acquisition of Suros Surgical Systems, Inc. Suros Surgical, located in Indianapolis, Indiana, develops, manufactures and sells minimally invasive interventional breast biopsy technology and products for biopsy, tissue removal and biopsy site marking. The initial purchase price for Suros was approximately $248.1 million paid in a combination of cash and 2.3 million shares of our common stock. The common stock value of approximately $106.5 million, cash paid of $139 million inclusive of certain liabilities assumed, and approximately $2.6 million for acquisition related fees and expenses resulted in an aggregate purchase price of approximately $248.1 million. The results of operations for Suros have been included in our consolidated financial statements from the date of acquisition as part of our mammography business segment.

The acquisition also provides for a two-year earn-out. The earn-out is payable in two annual cash installments equal to the incremental revenue growth in Suros’ business in the two years following the closing. We have considered the provisions of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration represents additional purchase price. Goodwill was increased by $19.0 million during fiscal 2007 as a result of payment made related to the incremental revenue growth of Suros’ business in the first year following the closing. In addition, goodwill will be increased by the amount of the additional consideration for the incremental revenue growth in year two, if any, when it becomes due and payable.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer relationships, tradenames, developed technology and in-process research and development had separately identifiable values. Customer relationships represent Suros’ large installed base that are expected to purchase disposable products on a regular basis. Trademarks represent the Suros product names that we intend to continue to use. Developed technology represents currently marketable purchased products that the Company continues to sell as well as utilize to enhance and incorporate into our existing products.

The estimated $4.9 million of purchase price allocated to in-process research and development projects primarily related to Suros’ disposable products. The projects were at various stages of completion and include next generation handpiece and site marker technologies. The Company has continued to work on these projects and expects they will be completed during fiscal 2008.

We had existing relationships with each of AEG, R2 and Suros as suppliers of inventory items. The supply agreements were entered into in prior years at arm’s length terms and conditions. No minimum purchase requirements existed and the pricing was consistent with other vendor agreements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by items as shown in our consolidated statements of income. All dollar amounts in tables are presented in thousands.

	Fiscal Years Ended
	September 29, 2007	September 30, 2006	September 24, 2005
Revenues:
Product sales	85.2%	83.9%	79.6%
Service and other revenue	14.8	16.1	20.4

	100.0	100.0	100.0

Costs and expenses:
Cost of product sales	35.9	40.4	40.5
Cost of product sales—amortization of intangible assets	1.5	1.0	0.3
Cost of service and other revenue	15.8	16.8	20.2
Research and development	6.0	6.1	6.5
Selling and marketing	11.5	12.1	11.9
General and administrative	8.5	9.2	9.3
Amortization of acquired intangibles	0.8	0.3	—
Net gain on sale of intellectual property	—	(1.1)	—
Acquired in-process research and development	—	4.3	—

	80.0	89.1	88.7

Income from operations	20.0	10.9	11.3
Interest income	0.4	0.9	0.8
Interest/other expense	(0.3)	(0.3)	(0.1)

Income before income taxes	20.1	11.5	12.0
Provision for income taxes	7.3	5.6	2.2

Net income	12.8%	5.9%	9.8%

Fiscal Year Ended September 29, 2007 Compared to Fiscal Year Ended September 30, 2006

Product Sales.

	Years Ended
	September 29, 2007		September 30, 2006		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Mammography/ Breast Care	$510,793	69%	$292,773	63%	$218,020	74%
Osteoporosis Assessment	$44,828	6%	$59,678	13%	$(14,850)	(25%)
Other	$73,233	10%	$35,660	8%	$37,572	105%

	$628,854	85%	$388,111	84%	$240,742	62%

In fiscal 2007 our product sales increased 62% compared to fiscal 2006 primarily due to an increase in revenues from our mammography/breast care products, led by an increase in the number of Selenia digital mammography systems sold, and to a lesser extent, increased breast biopsy sales from Suros, acquired in the fourth quarter of fiscal 2006. Also contributing to the increase was an increase in our other product sales, primarily attributable to the inclusion for the full year of sales from AEG, acquired during the third quarter of fiscal 2006 and an increase in sales of mini C-arm systems. Partially offsetting these increases was a decrease in osteoporosis assessment sales in fiscal 2007.

Mammography/Breast Care product sales increased 74% in fiscal 2007 compared to fiscal 2006 primarily due to a $178.0 million increase in digital mammography system sales, an increase of $50.1 million in breast biopsy device sales from Suros and a $8.4 million increase in CAD product sales from R2. Suros and R2 are entities we acquired in the fourth quarter of fiscal 2006. Prior to our acquisition of R2 we had sold CAD products together with our digital mammography systems, primarily from R2 as a distributor. The increase in CAD product sales represents the additional CAD sales made without our digital mammography systems. These increases were partially offset by an $8.6 million decrease in MultiCare stereotactic table sales and an $8.3 million decrease in analog mammography systems sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems and related components sold, primarily in the United States. In fiscal 2007, we sold 1,189 digital mammography systems compared to 555 systems in fiscal 2006. This revenue was partially offset by a decrease in average selling prices primarily attributable to increased competition, higher dealer sales, changes in product configuration and increased multi-system sales. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The decrease in MultiCare stereotactic tables was primarily attributable to a decrease in the number of systems sold worldwide in the current fiscal year compared to fiscal 2006 due in part to higher demand in 2006 related to increased sales activity following our acquisition of Fischer’s mammography intellectual property in September 2005 and, to a lesser extent, a decrease in average selling prices primarily in the United States. The decrease in sales of our analog mammography systems was primarily attributable to a decrease in the number of systems sold worldwide and, to a lesser extent, a decrease in average selling prices. We believe that this decrease in analog system sales was primarily due to the shift in product sales to digital systems. We expect sales for analog systems to continue to decrease in fiscal 2008.

Osteoporosis assessment product sales decreased 25% in fiscal 2007 compared to fiscal 2006. This decrease was primarily due to a $13.9 million decrease in product sales in the United States primarily due to a decrease in the number of bone densitometry systems sold and, to a lesser extent, a decrease in the average selling prices. We believe this decrease in our domestic unit sales reflect a decline in market conditions due to a reduction in reimbursement for osteoporosis assessment exams.

Other product sales increased 105% in fiscal 2007 compared to fiscal 2006. This increase was primarily due to the addition of $29.6 million of sales from AEG, acquired during the third quarter of fiscal 2006, and an $8.7 million increase in our mini C-arm system sales. The increase in mini C-arm revenue is primarily the result of an increase in the number of systems sold in the United States and Europe.

In fiscal 2007, approximately 75% of product sales were generated in the United States, 15% in Europe, 5% in Asia, and 5% in other international markets. In fiscal 2006, approximately 72% of product sales were generated in the United States, 17% in Europe, 7% in Asia, and 4% in other international markets. We believe the higher growth in sales dollars to the United States market is primarily due to an increase in demand for our Selenia digital mammography system as adoption of digital mammography is occurring at an increased rate in the United States as compared to international markets.

Service and Other Revenue.

	Years Ended
	September 29, 2007		September 30, 2006		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenue	$109,514	15%	$74,569	16%	$34,945	47%

Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 47% in fiscal 2007 compared to fiscal 2006. This increase was primarily due to an increase in service contract revenues of $30.7 million from an increase in the number of service contracts sold and, to a lesser extent, an increase of $3.1 million in training revenues in our mammography/breast care segment. We believe that these increases reflect the continued growth in our installed base of products, especially Selenia, and from the addition of service and other revenues from R2 and Suros which we acquired in the fourth quarter of fiscal 2006.

Cost of Product Sales.

	Years Ended
	September 29, 2007		September 30, 2006		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales	$265,151	42%	$186,862	48%	$78,289	42%

Cost of product sales increased 42% in fiscal 2007 compared to fiscal 2006, in absolute dollars, primarily due to the increased product sales discussed above.

Cost of product sales decreased as a percentage of product sales to 42% in fiscal 2007 from 48% in fiscal 2006. These costs decreased as a percentage of product sales primarily due to increased revenues and improved profitability associated with the shift in mammography product sales to Selenia and, to a lesser extent, the lower cost of CAD as a result of our acquisition of R2. The Selenia systems have significantly higher selling prices, more than offsetting the higher costs of the product, when compared to analog mammography. In addition, fiscal 2007 includes results of the recently acquired R2 and Suros product lines for the entire year which have lower costs as a percentage of sales. Our higher Selenia sales resulted in an improved absorption of fixed manufacturing costs. These improvements were partially offset by fewer bone densitometry systems sold, primarily in the United States, which negatively impacted the absorption of fixed overhead and a reduction in the average selling prices for these systems. Fiscal 2006 includes $4.1 million of additional costs related to the sales of acquired AEG, R2 and Suros inventory that was written up to fair value for purchase accounting purposes as of the date of each acquisition.

Cost of Product Sales—Amortization of Intangible Assets.

	Years Ended
	September 29, 2007		September 30, 2006		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales—Amortization of Intangible Assets	$11,024	2%	$4,784	1%	$6,240	130%

Costs of Product Sales—Amortization of Intangible Assets increased primarily due to the increase in acquired intangible assets as a result of the acquisitions of AEG, R2, Suros and the intangible assets acquired from Fischer Imaging during fiscal 2006, as well as, the acquisition of BioLucent in fiscal 2007. The underlying intangible assets substantially relate to acquired developed technology and know-how. These intangible assets are being amortized over their estimated useful lives of between 8.5 and 13 years.

Cost of Service and Other Revenue.

	Years Ended
	September 29, 2007		September 30, 2006		Change
	Amount	% of Service and Other Revenue	Amount	% of Service and Other Revenue	Amount	%
Cost of Service and Other Revenue	$116,626	106%	$77,502	104%	$39,124	50%

Cost of service and other revenue increased in absolute dollars primarily related to additional personnel and other costs to expand our service capabilities, especially in the United States, to support our growing installed base of products and increased warranty costs. We expect our costs of service and other revenue to remain relatively high as a percentage of service and other revenue, reflecting our need to employ the required personnel for warranty, non-warranty and installation activities to service our growing installed base of products. We also expect a continued increase in customers entering into service agreements in connection with our transition to digital mammography and direct service coverage.

Operating Expenses.

	Years Ended
	September 29, 2007		September 30, 2006		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and Development	$44,484	6%	$28,294	7%	$16,190	57%
Selling and Marketing	$84,845	11%	$55,910	12%	$28,935	52%
General and Administrative	$62,902	9%	$42,551	9%	$20,351	48%
Amortization of Acquired Intangibles	$5,584	1%	$1,631	0%	$3,953	242%
Net Gain on Sale of Intellectual Property	—	—	($5,093)	(1%)	$5,093	100%
Acquired In-Process Research and Development	—	—	$19,900	4%	$(19,900)	(100%)

	$197,815	27%	$143,193	31%	$54,622	38%

Research and Development Expenses. Research and development expenses increased 57% in fiscal 2007 compared to fiscal 2006. The increase was primarily due to $11.4 million of additional expenses as a result of the AEG, R2 and Suros acquisitions. Also contributing to the increase was an increase in mammography related expenses of $3.7 million primarily related to our tomosynthesis development project.

Selling and Marketing Expenses. Selling and marketing expenses increased 52% in fiscal 2007 compared to fiscal 2006. The dollar increase was primarily due to increased selling and marketing costs related to the acquisitions of AEG, R2 and Suros of $18.8 million. In the current fiscal year, commission expense related to our direct sales force increased approximately $7.4 million due to the increased product sales in direct territories and increased $5.5 million related to distributor commissions due to increased product sales through these channels. Salaries, benefit and travel expenses increased approximately $8.6 million as a result of increased personnel to support our increased product sales and as a result of the acquisitions of AEG, R2 and Suros. Also contributing to the increase was $1.2 million of additional tradeshow and marketing related expenses as compared to the prior year.

General and Administrative Expenses. General and administrative expenses increased 48% in fiscal 2007 compared to fiscal 2006. The increase was primarily due to an increase of $13.4 million in compensation and related benefits primarily due to an increase in personnel including $10.7 million from the increased headcount as a result of the acquisitions of AEG, R2 and Suros and an increase of $1.4 million of stock-based compensation. Also contributing to the increase was $2.2 million in accounting and tax expenses and an additional $1.0 million of additional depreciation expense associated with the recently acquired entities.

Amortization of Acquired Intangible Assets. The Company incurred amortization expense for acquired intangible assets of $5.6 million in fiscal 2007 primarily due to the acquisitions of AEG, R2, Suros and the intangible assets acquired from Fischer Imaging during fiscal 2006, as well as, BioLucent in fiscal 2007. The underlying intangible assets substantially relate to acquired customer relationships and tradenames. These intangible assets are being amortized over their estimated useful life of between 8.5 and 16 years.

Net Gain on Sale of Intellectual Property. The Company recognized a net gain of $5.1 million for the sale of Mammotest intellectual property to Siemens in fiscal 2006 for $6.5 million. This gain consisted of the $6.5 million proceeds from the sale partially offset by the $1.4 million impairment charge for the related intangible assets.

Acquired In-Process Research and Development Expenses. We incurred charges for acquired in-process research and development of $19.9 million in fiscal 2006. The charges included $4.2 million in connection with our acquisition of Fischer Imaging’s intellectual property relating to its digital mammography product on September 29, 2005, $600,000 in connection with our acquisition of AEG on May 2, 2006, $10.2 million in connection with our acquisition of R2 on July 13, 2006 and $4.9 million in connection with the acquisition of Suros on July 27, 2006. The projects are described in further detail in our discussion of these acquisitions. There was no charge for acquired in-process research and development related to the fiscal 2007 acquisition of BioLucent.

Interest Income.

	Years Ended
	September 29, 2007	September 30, 2006	Change
	Amount	Amount	Amount	%
Interest Income	$2,815	$4,082	$(1,267)	(31%)

Interest income decreased in fiscal 2007 compared to fiscal 2006 primarily due to the substantial reduction of our investment balances in connection with our acquisitions of AEG, R2 and Suros during fiscal 2006.

Interest and Other Expense, net

	Years Ended
	September 29, 2007	September 30, 2006	Change
	Amount	Amount	Amount	%
Interest and Other Expense, net	($2,078)	($1,198)	($880)	73%

In fiscal 2007, these expenses consisted primarily of the interest costs and fees on our unsecured revolving line of credit entered into on July 24, 2006 (and amended on September 25, 2006) of $1.5 million as well as interest costs on notes payable assumed with the acquisition of AEG in the amount of $963,000. These expenses were partially offset by other income of $857,000. The most significant item of other income related to the increase in the cash surrender value of life insurance contracts related to our SERP. In fiscal 2006, these expenses were primarily comprised of the interest costs and fees on our unsecured revolving line of credit of $738,000 as well as interest costs related to AEG’s notes payable of $309,000. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision for Income Taxes.

	Years Ended
	September 29, 2007	September 30, 2006	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$53,911	$25,800	$28,111	109%

We account for income taxes under SFAS No. 109. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forwards to the extent they are realizable. Our effective tax rate for fiscal 2007 was 36.3% of pre-tax earnings. This represented our normalized rate of approximately 37% reduced by certain tax credits. Our effective tax rate for fiscal 2006 was 48.5% of pre-tax earnings. This represents our normalized rate of approximately 38% increased for the in-process research and development charges recorded during the year which are not deductible for tax purposes. We anticipate an effective tax rate of 36% of pre-tax earnings in fiscal 2008.

Segment Results of Operations

Beginning in fiscal 2006, we combined our previously reported mammography and digital detector operating segments, to better reflect how we view our operations and manage our business. In prior years, we offered DirectRay digital detectors in Hologic designed, manufactured, installed and serviced general radiography systems and also sold panels to Original Equipment Manufacturers (OEMs), to incorporate into their own equipment. In fiscal 2006 we moved away from selling systems and panels for general radiography use and began to shift resources to our core women’s health products mammography systems. In January 2006 we ceased sales of digital systems for general radiography, and on October 1, 2006 we ceased manufacture of general radiography panels. As a result the primary function of the digital detector business is to support our mammography product line. We now report our business as three segments: mammography/ breast care, osteoporosis assessment and other. The operating results of our fiscal 2006 acquisition of the AEG photoconductor business is included in our other business segment. The operating results of our fiscal 2006 acquisitions of R2 and Suros and our fiscal 2007 acquisition of BioLucent are included in mammography/breast care. Prior periods have been restated to conform to this presentation.

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

Mammography/ Breast Care.

	Years Ended
	September 29, 2007		September 30, 2006		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$588,896	100%	$335,795	100%	$253,101	75%

Operating Income	$141,514	24%	$44,227	13%	$97,287	220%

Mammography/Breast Care revenues, as discussed above, increased primarily due to the $218.0 million increase in product sales and an increase of $35.1 million in service and other revenues primarily related to the increased number of systems in our installed base. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin in this business segment increased to 50% in fiscal 2007 as compared to 44% in fiscal 2006. In fiscal 2007 our gross margins improved from the increase in product revenues of our more profitable Selenia systems versus our analog mammography systems as well as a full year of higher margin product sales from the recently acquired businesses of R2 and Suros. In addition, higher total revenues including higher Selenia sales have allowed for the greater absorption of manufacturing costs. This improvement in the gross margin was offset in part by an increase in service related costs due to an increase in the number of our service personnel and an increase in warranty costs in the current fiscal year. Operating expenses for this business segment increased 47% in fiscal 2007 primarily due to increased operating expenses in support of our growing Selenia business, in particular increased selling expenses primarily due to the higher revenues, and as a result of the Suros acquisition and, to a lesser extent, the R2 acquisition. Also contributing to the increase was an increase in intangible amortization of $10.0 million, as well as an increase in stock based compensation of $2.3 million. Fiscal 2006 included $19.3 million of charges for acquired in-process research and development related to our acquisitions. These increased expenses in fiscal 2006 were partially offset in part by a net gain of $5.1 million from our sale of Mammotest intellectual property to Siemens.

Osteoporosis Assessment.

	Years Ended
	September 29, 2007		September 30, 2006		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$64,513	100%	$80,162	100%	($15,649)	(20%)

Operating Income	$4,817	7%	$9,760	12%	($4,943)	(51%)

Osteoporosis assessment revenues decreased in fiscal 2007 compared to fiscal 2006 primarily due to the $14.8 million decrease in product sales discussed above and an $800,000 decrease in service revenues. The decrease in service revenues was primarily due to a decrease in training revenues. Operating income for osteoporosis assessment decreased primarily from the decrease in product sales partially offset by a decrease in operating expenses. Our gross margin in this business segment was 40% in fiscal 2007 compared to 43% in fiscal 2006. The decrease in osteoporosis assessment gross margin reflects the decrease in product sales and the lower average selling prices. Operating income partially benefited from lower overhead allocations as there were higher allocations of overhead in the current year to the mammography/breast care business segment reflecting the recent acquisitions and higher growth of that segment.

Other.

	Years Ended
	September 29, 2007		September 30, 2006		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$84,959	100%	$46,723	100%	$38,236	82%

Operating Income (Loss)	$1,421	2%	($3,648)	(8%)	$5,069	(139%)

Revenues for this business segment, which includes the AEG photoconductor business, mini C-arm business, domestic distribution of a third party extremity MRI systems, the digital radiography business and the conventional general radiography service business, increased primarily due to the incremental revenues of $29.6 million as a result of the AEG acquisition in the third quarter of fiscal 2006 discussed above. Also contributing to the increase was an increase in mini C-arm sales of $8.7 million. The increase in operating income was due primarily to the operating income from AEG and, to a lesser extent, from the mini C-arm business partially offset by a $2.0 million extremity MRI inventory write-down and insufficient revenue volume for the third party extremity MRI systems to cover the fixed costs, primarily headcount related, to support the distribution of these systems.

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

In fiscal 2006 our product sales increased 69% compared to fiscal 2005 primarily due to an increase in revenues from our mammography/breast care products. Also contributing to the increase was an increase in our other product sales, primarily attributable to $18.6 million of sales from AEG, acquired during the third quarter of fiscal 2006 and the initial sales of a new line of third party extremity MRI systems of $4.8 million. Osteoporosis sales also increased, to a lesser extent, in fiscal 2006.

Mammography/Breast Care product sales increased 84% in fiscal 2006 compared to fiscal 2005 primarily due to a $106.9 million increase in digital mammography system sales, a $19.5 million increase in Multicare stereotactic table sales and $12.1 million of product sales from R2 and Suros, entities acquired in the fourth quarter of fiscal 2006. These increases were partially offset by a $4.8 million decrease in analog mammography systems sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems sold worldwide. In fiscal 2006, we sold 555 digital mammography systems compared to 239 systems in fiscal 2005. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The increase in Multicare stereotactic tables was primarily attributable to an increase in the number of systems sold worldwide in the current fiscal year compared to fiscal 2005. We attribute this increase at least in part, to our acquisition of the Mammotest intellectual property from Fischer. The decrease in sales of our analog mammography systems was primarily attributable to a decrease in the number of systems sold both domestically and in Europe, partially offset by an increase in units sold in other international markets combined with a decrease in average selling price in all markets. We believe that this decrease in analog system sales was primarily due to the shift in product sales to digital systems.

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

Operating Expenses.

	Years Ended
	September 30, 2006		September 24, 2005		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and Development	$28,294	7%	$18,617	7%	$9,677	52%
Selling and Marketing	$55,910	12%	$34,199	12%	$21,711	63%
General and Administrative	$42,551	9%	$26,667	9%	$15,884	60%
Amortization of Acquired Intangibles	$1,631	0%	—	—	$1,631	—
Net Gain on Sale of Intellectual Property	($5,093)	(1%)	—	—	$(5,093)	—
Acquired In-Process Research and Development	$19,900	4%	—	—	$19,900	—

	$143,193	31%	$79,483	28%	$63,710	80%

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

In fiscal 2006, these expenses consisted primarily of the interest costs on our unsecured revolving line of credit entered into on July 24, 2006 (and amended on September 25, 2006) of $738,000 as well as interest costs on notes payable assumed with the acquisition of AEG in the amount of $309,000. In fiscal 2005, these expenses were primarily comprised of the interest costs on the Wells Fargo Foothill, Inc. note payable of $376,000 partially offset by foreign currency transaction gains of $221,000. In September 2005, we paid off the Wells Fargo Foothill, Inc. note payable. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure. In connection with our recent acquisitions we assumed approximately $10.7 million of debt as a result of the AEG acquisition and borrowed $65 million, of which $55 million was outstanding as of September 29, 2007, under our unsecured revolving line of credit for the Suros acquisition.

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

Mammography/Breast Care revenues, as discussed above, increased primarily due to the $133.3 million increase in product sales and an increase of $13.2 million in service and other revenues primarily related to the increased number of systems in our installed base. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin in this business segment increased to 44% in fiscal 2006 as compared to 37% in fiscal 2005. In fiscal 2006 our gross margins improved from the increase in product revenues of our more profitable Selenia systems versus our analog mammography systems as well as the integration of higher margin product sales from the recently acquired businesses of R2 and Suros. In addition, higher Selenia sales combined with the increase in revenues for Multicare stereotactic tables allowed for the greater absorption of manufacturing costs. This improvement in the gross margin was offset in part by an increase in service related costs related to an increase in the number of our service personnel in the current fiscal year. Operating expenses for this business segment increased 98% in fiscal 2006 primarily due to increased selling expenses which is primarily due to the higher revenues an increase in research and development, primarily related to increased expenditures for our tomosynthesis project, the $19.3 million write-off of acquired in-process research and development related to our acquisitions, $1.6 million of intangible asset amortization related to our acquisitions, and $2.7 million of stock-based compensation. These increased expenses were partially offset in part by a net gain of $5.1 million from our sale of Mammotest intellectual property to Siemens.

Osteoporosis Assessment.

	Years Ended
	September 30, 2006		September 24, 2005		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$80,162	100%	$74,957	100%	$5,205	7%

Operating Income	$9,760	12%	$11,175	15%	$(1,415)	(13%)

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

Liquidity and Capital Resources

At September 29, 2007 we had approximately $220.6 million of working capital. At that date our cash and cash equivalents totaled $100.4 million. Our cash and cash equivalents balance increased $70.5 million during fiscal 2007 primarily due to cash provided by operating activities and cash proceeds from the exercise of stock options partially offset by cash used to repay amounts outstanding under our line of credit, cash used for purchases of property and equipment, cash used to pay the first year Suros earnout and cash to acquire BioLucent.

Our operating activities provided us with $153.3 million of cash, which included net income of $94.6 million for fiscal 2007 increased by non-cash charges for depreciation and amortization of an aggregate $31.2 million, which were partially offset by the $21.9 million tax benefit related to the exercise of non-qualified stock options. Cash provided by operations due to changes in our current assets and liabilities included an increase in accrued expenses of $59.0 million and deferred revenue of $14.5 million. The cash provided by these changes in our current assets and liabilities was partially offset by an increase in accounts receivable of $39.3 million and an increase in inventories of $8.0 million. The increase in accrued expenses was primarily due to an increase in income taxes payable and as a result of increases in accrued compensation and employee benefits including the deferred compensation payable under our SERP. The increase in deferred revenue was primarily due to an increase in the number of deferred service contracts for our core business as well as an increase in amounts related to our newly acquired businesses. The increase in accounts receivable was primarily due to the increased revenues during fiscal 2007. The increase in inventory was primarily related to supporting our increased product revenues.

In fiscal 2007, we used approximately $59.2 million of cash in investing activities. This use of cash was primarily used to purchase property and equipment of $22.8 million, which consisted primarily of manufacturing and test equipment, computer hardware and demonstration equipment, to pay the first year Suros earnout of $19.0 million and for the BioLucent acquisition of $9.8 million, net of cash acquired.

In fiscal 2007, financing activities used $22.5 million of cash primarily for the repayment of $55 million under our bank line of credit. This cash use was partially offset by the tax benefit from the exercise of non qualified stock options of $21.9 million and proceeds from the exercise of stock options of $10.6 million.

AEG, acquired in 2006, has outstanding existing debt whose balances aggregated $11.2 million as of September 29, 2007. The terms of the agreements have various maturities ranging from December 30, 2010 through September 15, 2012. Interest rates are variable and at September 29, 2007 ranged from 5.7% to 7.3%.

On September 18, 2007, we completed the acquisition of BioLucent, Inc. The purchase price for the acquisition was paid in a combination of cash and in shares of our common stock. In addition, a cash earn-out will be payable in up to two annual installments not to exceed $15 million in the aggregate based on BioLucent’s achievement of certain revenue targets.

On September 25, 2006, we entered into an amended and restated credit agreement with Bank of America, N.A., and the other lenders party there to, providing for a $150 million senior unsecured revolving line of credit. At our option, revolving loans outstanding under the credit agreement carried interest at a rate equal to (a) the

Eurodollar Rate—the British Bankers Association London Inter-Bank Offered Rate for dollar deposits (known as “LIBOR”) plus the applicable margin (as defined in the credit agreement, which margin ranges from 0.625% to 1.00% depending on our consolidated leverage ratio) or (b) the Base Rate which was the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate plus 0.50%. The credit agreement included financial covenants requiring that we maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum consolidated interest coverage ratio of 3.00:1.00. We were in compliance with these covenants as of September 29, 2007. The credit agreement also contained events of default that permitted the acceleration of the loans and the termination of the credit agreement, including, but not limited to, payment defaults under the credit agreement and cross-default under certain other indebtedness, the breach of certain covenants, the entry of material judgments, and the occurrence of bankruptcy, insolvency or change of control events. Borrowings under the credit agreement were used to finance a portion of the Suros Surgical acquisition and for general corporate purposes. There were no amounts outstanding under this credit agreement as of September 29, 2007. The credit agreement matures on September 24, 2011. As of September 29, 2007, we had $150 million available for future borrowings. In connection with the credit agreement entered into on October 22, 2007, described below, this credit agreement was terminated.

On October 22, 2007, we entered into a $2.55 billion senior secured credit agreement with Goldman Sachs Credit Partners L.P. and Banc of America Securities LLC, as Joint Lead Arrangers; Bank of America, N.A., as Syndication Agent; Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent; and Citicorp North America, Inc., JPMorgan Chase Bank, N.A., RBS Citizens, National Association and Fifth Third Bank, as Co-Documentation Agents (the “Credit Agreement”). As of the closing of the Cytyc merger, we borrowed $2.35 billion under the credit facilities all of which have variable interest rates. Borrowings under the Senior Secured Credit Facility bear interest at a rates per annum equal to, at our option, either (1) the Base Rate or (2) Eurodollar Rate, plus an applicable margins determined by reference to the leverage ratio, as set forth in the credit agreement. As of October 22, 2007 all amounts outstanding bear interest at the Eurodollar rate with applicable margins ranging from 1.75% to 2.50%. Each 25 basis point change in interest rates would result in approximately $5.9 million change in annual interest expense based on amounts currently outstanding.

Our subsidiaries which are party to the credit agreement have guaranteed our obligations under the credit facilities and the credit facilities are secured by first-priority liens on, and first-priority security interests in, substantially all of the assets of Hologic, Inc. and substantially all of our U.S. subsidiaries, a first priority security interest in 100% of the capital stock of each of our U.S. subsidiaries, 65% of the capital stock of certain of our first-tier foreign subsidiaries, and all intercompany debt. The security interests are evidenced by a pledge and security agreement with Goldman Sachs Credit Partners L.P., as collateral agent, and other related agreements, including certain stock pledges and mortgages.

We used the proceeds from the credit facilities to pay the cash consideration of the Cytyc merger and commissions and expenses we incurred in connection with our merger with Cytyc and the Credit Agreement. In addition, we may use the proceeds of the credit facilities, together with the combined company’s available cash, for the conversion of Cytyc’s remaining 2.25% Senior Convertible Notes due 2024, which have not been converted into Cytyc common stock and which may be delivered to the Company for redemption or conversion.

The credit facilities under the Credit Agreement consist of:

•	$600 million senior secured tranche A term loan with a final maturity date of September 30, 2012;

•	$250 million senior secured tranche B-1 term loan and $250 million senior secured tranche B-2 term loan (collectively, the “term loan B facility”) with a final maturity date of March 31, 2013;

•	$1,250 million senior secured capital markets term loan (the “term loan X facility”) with a final maturity date of April 22, 2009;

•	$200 million senior secured revolving credit facility (the “revolving facility”) with a final maturity date of October 22, 2012.

Under the Credit Agreement, we may elect, subject in certain circumstances to pro forma compliance with a ratio of total debt to adjusted consolidated EBITDA specified in the credit agreement and other conditions, to increase, under terms and conditions to be determined, the total principal amount of borrowings available under the credit facilities by up to $250 million. EBITDA means earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement.

We are required to make scheduled principal payments under the term A loan facility in increasing amounts ranging from $7.5 million per quarter beginning on December 29, 2007 to $22.5 million per quarter commencing on the quarter ending December 25, 2010, and under the term B loan facility, in equal quarterly installments of $1.25 million beginning on the quarter ending December 29, 2007 and for the first 21 quarters thereafter, with the remaining balance of each term loan facility due at the maturity of the applicable term loan facility. The revolving credit facility and the term loan X facility will become due at maturity. No scheduled amortizations are required under the revolving facility or the term loan X facility.

We are required to make principal repayments first, pro rata among the term loan facilities and second to the revolving credit facility from specified excess cash flows from operations and from the net proceeds of specified types of asset sales, debt issuances, insurance recoveries and equity offerings, provided, however, that net proceeds from certain debt issuances and equity offerings are contemplated to be applied first to the term loan X facility until such facility is repaid in full.

We may voluntarily prepay any of the credit facilities without premium or penalty (other than applicable breakage costs related to interest on Eurodollar loans).

All amounts outstanding under the credit facilities will bear interest, at our option, initially, with respect to all loans made under the revolving facility and the term A loan facility: (i) at the Base Rate plus 1.25% per annum; or (ii) at the reserve adjusted Eurodollar Rate plus 2.25% per annum. The Base Rate is defined as the greater of the Prime Rate as quoted in the Wall Street Journal and the Federal Funds Effective Rate plus 0.5%. With respect to loans made under the term loan B facility: (i) at a rate per annum equal to the Base Rate plus 1.5%; or (ii) at a rate per annum equal to the reserve adjusted Eurodollar Rate plus 2.50%; and with respect to loans made under the term loan X facility: (i) at a rate per annum equal to the Base Rate plus 0.75%; or (ii) at a rate per annum equal to the reserve adjusted Eurodollar Rate plus 1.75%. The margin applicable to loans under the revolving credit facility and the term loan A facility subject to specified changes based on certain change in the leverage ratio as specified in the Credit Agreement.

We will pay a quarterly commitment fee, at an annual rate of 0.50%, on the undrawn commitments available under the revolving credit facility, subject to reduction based on a leverage ratio as specified in the Credit Agreement.

The credit facilities contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting our ability, subject to negotiated exceptions, to: incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses.

The credit facility requires us to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter, as defined within the Credit Agreement. The maximum leverage ratio is 5.50:1.00 beginning on our fiscal quarter ending December 29, 2007, and then decreases over time to 3:00:1.00 for the quarters ending September 25, 2010 and thereafter. The minimum interest coverage ratio is 2.00:1.00 beginning with our fiscal quarter ending March 29, 2008, and then increases over time to 2.75:1.00 for the quarters ending September 25, 2010 and thereafter. The leverage ratio is defined as the ratio of our consolidated total debt to our consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of our annualized consolidated adjusted EBITDA for the applicable periods to our annualized consolidated interest expense.

Future scheduled minimum payments under this credit facility are as follows:

Fiscal 2008	$35,000
Fiscal 2009	1,315,000
Fiscal 2010	65,000
Fiscal 2011	95,000
Fiscal 2012	365,000
Thereafter	475,000

Total	$2,350,000

Contingent Earn-Out Payments

As a result of the Cytyc merger, the Company assumed the obligation to Adiana to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include (i) payment of up to $25 million tied to the timing of certain FDA milestone achievements of the Adiana permanent contraception product and (ii) potential contingent payments of up to $130 million, based on incremental sales growth of the Adiana permanent contraception product during the four-year period following FDA approval of this product.

The following table summarizes our contractual obligations and commitments as of September 29, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$66,861	$7,071	$13,103	$10,857	$35,830
Purchase Obligations (1)	19,225	11,862	7,163	200	—
Long-Term Debt Obligations	11,199	1,977	1,977	1,977	5,268

Total Contractual Obligations	$97,258	$20,910	$22,243	$13,034	$41,098

(1)	Approximately $3.7 million of the purchase obligations relates to an exclusive distribution and service agreement in the United States under which we will sell and service a line of extremity MRI systems. Pursuant to the terms of this contract, we have certain minimum inventory purchase obligations for the initial term of eighteen months. Thereafter the purchase obligations are subject to renegotiation in the event of any unforeseen changes in the market dynamics.

The amounts above do not include any amount that may be payable to Suros and BioLucent for earn-outs over the next two fiscal years. Additionally, the above amounts do not include obligations incurred or assumed as part of the Cytyc merger including the $2.35 billion borrowed under the Credit Agreement, potential Cytyc earn-out payments, Cytyc outstanding debt (capital leases) and Cytyc commitment for construction of a new Costa Rica facility. Except as set forth above and potential earn-out payments to Suros and BioLucent, we do not have any other significant capital commitments. We are working on several projects, with an emphasis on digital mammography. In addition, we expect to continue to review and evaluate potential acquisitions of businesses, products or technologies, and strategic alliances that we believe will complement our current or future business. Subject to the risk factors set forth above and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Report, we believe that cash flow from operations and cash available from our bank line of credit will provide us with sufficient funds in order to fund our expected operations over the next twelve months.

In connection with our merger with Cytyc, we will be treated for accounting purposes as having assumed all of Cytyc’s outstanding indebtedness as of the effective time of the merger, including those set forth below.

Cytyc entered into a lease agreement on April 23, 2007 for a new manufacturing and office facility located in Alajuela, Costa Rica (“Costa Rica Lease”). The lease term will commence on or around February 2008 and

Cytyc is expected to transfer most of its Costa Rican operations to this facility during the first half of calendar year 2008. The term of the lease is for a period of approximately ten years with the option to extend for two consecutive five-year terms.

On July 11, 2006, Cytyc entered into a lease agreement for a manufacturing facility located in Marlborough, Massachusetts (“Marlborough Lease”). The term of the lease is for a period of approximately 12 years commencing on November 14, 2006. In 2011, Cytyc will have an option to lease an additional 30,000 square feet. In connection with the Merger, we guaranteed Cytyc’s obligations under this lease.

Future minimum payments, including principal and interest, under these leases agreement were as follows at September 29, 2007

	Payments due by period
	Total	Interest	Total with interest	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter
Costa Rica Lease	$9,772	$7,066	$16,838	$957	$1,469	$1,520	$1,573	$11,319
Marlborough Lease	6,695	5,276	11,971	924	924	982	982	8,159

In connection with the Cytyc merger, we assumed the obligations under Cytyc’s 2.25% Senior Convertible Notes due 2024 (the Cytyc Notes) and the indenture entered into on March 22, 2004 by Cytyc and U.S. Bank Trust National Association, as trustee thereunder (the Trustee), pursuant to which the Cytyc Notes were issued (the Indenture). As of October 22, 2007, Cytyc Notes in the approximate principal face amount of $73,300,000 were outstanding. Interest on the Cytyc Notes is payable semi-annually and the Cytyc Notes were previously convertible into shares of Cytyc common stock. At the effective time of the Merger, we entered into a supplemental indenture with the Trustee (the Supplemental Indenture) as required by the Indenture in order to provide that we, as the successor to Cytyc, assumed the obligations of Cytyc under the Cytyc Notes and the Indenture, and as a result of the Merger, the Cytyc Notes ceased to be convertible into shares of Cytyc common stock but rather became convertible into the kind and amount of shares of stock which a holder of shares of Cytyc common stock would have been entitled to receive upon the Merger had the Cytyc Notes been converted into shares of our common stock immediately prior to the Merger, such that each $1,000 principal face amount of Cytyc Notes may be converted at any time and from time to time into $556.12 in cash and 17.53 shares of our common stock. Pursuant to the terms of the Indenture, we were obligated to offer to repurchase all of the outstanding Cytyc Notes in exchange for the principal face amount of such Cytyc Notes plus accrued but unpaid interest thereon. Our obligations under the Cytyc Notes and the Indenture may be accelerated upon the occurrence of certain customary events of default including, without limitation, payment defaults, uncured defaults in the performance of certain covenants and agreements under the Indenture and bankruptcy and insolvency related defaults.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to adopt FIN 48 in our first quarter of fiscal 2008, which begins on September 30, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations.

We believe the adoption will not have a material impact on our results of operation or financial position.

On September 13, 2006, the SEC staff published SAB No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 does not change the SEC staff’s previous positions in SAB 99, Materiality, regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 acknowledges the existing diversity in practice in this area and discusses techniques commonly used to accumulate and quantify misstatements. The “rollover” method used by some companies and auditors quantifies a misstatement based on the effects of correcting the misstatement existing in the current period income statement. The “iron curtain” method quantifies a misstatement based on the effects of correcting the misstatement in the balance sheet at the end of the current period, regardless of the misstatement’s period of origin. The SEC staff does not believe exclusive reliance on one method biased toward either the income statement of the balance sheet is appropriate. The staff believes that registrants and auditors must quantify the effects on the current year financial statements of correcting all misstatements, including both carryover and reversing effects of uncorrected prior year misstatements. After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a registrant’s financial statements must be adjusted. SAB 108 is effective for fiscal years ending after November 15, 2006, which is our year ending September 29, 2007. The adoption of SAB 108 did not have a material impact on the Company’s results of operations or financial condition.

On September 15, 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is not permitted. Therefore, we will adopt SFAS 157 in fiscal 2009, which commences on September 28, 2008. We are currently evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur. Statement No. 159 also establishes additional disclosure requirements for these items stated at fair value. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is our 2009 fiscal year, with early adoption permitted, provided that we also adopt Statement No. 157, Fair Value Measurements. We are currently evaluating the impact that the adoption of Statement No. 159 will have on our consolidated financial statements.

In June 2006, the FASB ratified EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of this consensus includes any taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value-added, and some excise taxes. Per the consensus, the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. We present sales net of sales taxes in our consolidated statements of income. Issue No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. No change of presentation has resulted from our adoption of Issue No. 06-3.

In July 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of this consensus includes nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. Issue No. 07-3 is effective for new contract entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The consensus may not be applied to earlier periods. Early adoption of the provisions is not permitted. Our historical policy has been to capitalize upfront nonrefundable advance payments related to research and development activities and expense these amounts as the goods are delivered or services rendered. Therefore, the adoption of this consensus is not expected to have any impact on our consolidated financial statements.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. In fiscal 2007, we incurred interest expense on borrowings outstanding under our credit agreement with Bank of America and on the debt assumed as a result of our acquisition of AEG. At September 29, 2007, there were no amounts outstanding under the Bank of America credit agreement, and in connection with the Credit Agreement we entered into on October 22, 2007, the Bank of America credit agreement was terminated.

As of the closing of the Cytyc merger, we borrowed $2.35 billion under our October 22, 2007 Credit Agreement all of which carries variable interest rates. Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (1) the Base Rate (the greater of the prime rate as quoted in The Wall Street Journal and the Federal Funds Effective Rate plus 0.5%) or (2) the Eurodollar Rate, plus an applicable margin determined by reference to the leverage ratio, as set forth in the credit agreement. As of October 22, 2007 all amounts outstanding accrued interest at the Eurodollar rate with applicable margins ranging from 1.75% to 2.50%. Each 25 basis point change in interest rates would result in approximately $5.9 million change in annual interest expense based on amounts currently outstanding. The terms of the credit agreement obligate us to enter into hedging transactions by April 2008 to hedge the interest rate risk of at least 50% of the indebtedness under the credit agreement if we do not otherwise refinance such portion of the indebtedness with debt financing bearing a fixed rate of interest.

The terms of the AEG debt agreements have various maturities ranging from December 30, 2010 through September 15, 2012. Interest rates are variable and at September 29, 2007 ranged from 5.7% to 7.3%. We may also incur interest expense on loans made under a European line of credit that accrues interest at the Europe Interbank Offered Rate plus 1.50% to 2.25%, as defined. At September 29, 2007, there were no amounts outstanding under the European line of credit.

We terminated interest rate swap contracts, totalling 6 million Euros and $8.5 million U.S. dollars, where we paid a fixed rate and received at a floating rate, in the fourth quarter of fiscal 2007. The termination resulted in a gain of $75,000.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities that experience a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in investment interest rates, however, would not have a material adverse effect on our financial condition. Interest income on our investments is recorded as a component of Other Income in our accompanying consolidated financial statements.

Foreign Currency Exchange Risk. Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

We maintain sales and service offices outside the United States, have manufacturing facilities in Germany, Costa Rica and China, and conduct business worldwide. The expenses of our international offices are denominated in local currencies, except at our Costa Rica subsidiary, where the majority of the business is conducted in U.S. dollars. Our foreign sales are denominated in local currencies, the Euro or U.S. dollars. Fluctuations in the foreign currency rates could affect our cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency.

We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in the Euro are affected by changes in the relative strength of the U.S. dollar against the Euro. Our expenses are positively affected when the United States dollar strengthens against the Euro and adversely affected when the United States dollar weakens. However, we believe that the foreign currency exchange risk is not significant. During fiscal 2007, 2006, and 2005, we incurred foreign currency exchange gains (losses) of $(440,390), $30,000, and $221,000, respectively.

We occasionally use forward foreign exchange contracts to mitigate our foreign currency exchange rate exposures related to our foreign currency denominated assets and liabilities, and more specifically, to hedge, on a net basis, the foreign currency exposure of a portion of our German sales denominated in the U.S. dollar. The terms of these forward contracts are generally of a short-term nature (6-12 months). At September 29, 2007, we had no outstanding forward foreign exchange contracts.

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

As of September 29, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

We have assessed the effectiveness of our internal control over financial reporting as of September 29, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BioLucent, Inc., a business we acquired during the year ended September 29, 2007 and which is included in our fiscal 2007 consolidated financial statements and constituted approximately $83,600,000 and $72,500,000 of total and net assets, respectively, as of September 29, 2007 and approximately $800,000 and $100,000 of revenues and net income, respectively for the period from the date of acquisition through September 29, 2007.

Based on our assessment, we believe that, as of September 29, 2007, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hologic, Inc.:

We have audited Hologic Inc.’s (the “Company”) internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hologic Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Biolucent, Inc., a business acquired by Hologic. Inc. during the year-ended September 29, 2007, which is included in the 2007 consolidated financial statements of Hologic, Inc. and constituted approximately $83,600,000 and $72,500,000 of total and net assets, respectively, as of September 29, 2007 and $800,000 and $100,000 of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Hologic, Inc. also did not include an evaluation of the internal control over financial reporting of Biolucent, Inc.

In our opinion, Hologic, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hologic, Inc. as of September 29, 2007 and September 30, 2006 and the related consolidated statements of income, stockholders’ equity and other comprehensive income and cash flows for each of the three years in the period ended September 29, 2007 of Hologic, Inc. and our report dated November 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 26, 2007

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, and Executive Officers and Corporate Governance.

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

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of the end of our fiscal year ended September 29, 2007 regarding the shares of our common stock available for grant or granted under stock option plans and equity incentives that (i) were approved by our stockholders, and (ii) were not approved by our stockholders. The number of securities and the exercise price of the outstanding securities have been adjusted to reflect our two-for-one stock split effected on November 30, 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,590,898	$22.08	942,512
Equity compensation plans not approved by security holders (1)	352,796	$7.33	—

Total	2,943,694	$20.31	942,512

(1)	Includes the following plans: 1997 Employee Equity Incentive Plan and 2000 Acquisition Equity Incentive Plan. A description of each of these plans is as follows:

1997 Employee Equity Incentive Plan. The purposes of the 1997 Employee Equity Incentive Plan (the “1997 Plan”), adopted by the Board of Directors in May 1997, are to attract and retain key employees, consultants and advisors, to provide an incentive for them to assist us in achieving long-range performance goals, and to enable such person to participate in our long-term growth. In general, under the 1997 Plan, all employees, consultants, and advisors who are not executive officers or directors are eligible to participate in the 1997 Plan. The 1997 Plan is administered by a committee consisting of at least three members of the Board appointed by the Board of Directors. Participants in the 1997 Plan are eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 2,200,000 shares of our common stock were reserved for issuance under the 1997 Plan. Of the shares reserved for issuance under the 1997 Plan, options to purchase 214,094 shares are outstanding as of September 29, 2007. In September 2005, our Board of Directors determined that no further awards would be made under this plan and cancelled all remaining 166,084 shares, available for issuance under the 1997 Plan that are not subject to outstanding stock option awards.

2000 Acquisition Incentive Plan. The purpose of the 2000 Acquisition Equity Incentive Plan (the “2000 Plan”), adopted by the Board of Directors in April 2001, is to attract and retain (a) employees, consultants and advisors, of newly acquired businesses who have been or are being hired as employees, consultants or advisors of our company or any of our consolidated subsidiaries, and (b) employees, consultants and advisors, of our company who have or are anticipated to provide significant assistance in connection with the acquisition of a newly acquired business or its integration with our company, and to provide such persons an incentive for them to achieve long-range performance goals, and to enable them to participate in our long-term growth. In general, under the 2000 Plan, only employees, consultants and advisors who are not officers or directors of our company are eligible to participate in the 2000 Plan. The 2000 Plan is administered by the Board or, at its option, a committee consisting of at least three members of the Board appointed by the Board of Directors. Participants in the 2000 Plan are eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 1,600,000 shares of our common stock were reserved for issuance under the 2000 Plan. Of the shares reserved for issuance under the 2000 Plan, options to purchase 138,702 shares are outstanding as of September 29, 2007. In September 2005, the Board of Directors determined that no further awards would be made under this plan and cancelled all remaining 417,704 shares, available for issuance under the 2000 Plan that are not subject to outstanding stock option awards.

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

(a) The following documents are filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of September 29, 2007 and September 30, 2006

Consolidated Statements of Income for the years ended September 29, 2007, September 30, 2006 and September 24, 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended September 29, 2007, September 30, 2006 and September 24, 2005

Consolidated Statements of Cash Flows for the years ended September 29, 2007, September 30, 2006 and September 24, 2005

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(b) Listing of Exhibits

Exhibit Number		Reference

2.01	Agreement and Plan of Merger dated April 17, 2006, by and among Hologic, Inc., Swordfish Acquisition Corp. and Suros Surgical Systems, Inc.	K-2.1

2.02	Agreement and Plan of Merger dated April 24, 2006, by and among Hologic, Inc., Hydrogen Acquisition, Inc. and R2 Technology, Inc.	K-2.2

2.03	Agreement and Plan of Merger between Hologic, Nor’easter Corp. and Cytyc dated May 20, 2007	Q-2.1

2.04	Agreement and Plan of Merger and Reorganization, dated February 26, 2007, by and among Adiana, Inc., Cytyc, Admiral Acquisition Corp. and the Stockholder Representative Committee	Y-2.1

2.05	Agreement and Plan of Merger, dated as of February 11, 2007, by and among Cytyc, Augusta Medical Corporation and Adeza Biomedical Corporation	X-2.1

3.01	Certificate of Incorporation of Hologic	A-3.01

3.02	Amendment to Certificate of Incorporation of Hologic	C-3.03

3.03	Certificate of Amendment to Certificate of Incorporation of Hologic	L-3.03

3.04	Certificate of Amendment to Certificate of Incorporation of Hologic	U-3.1

3.05	Second Amended and Restated By-laws of Hologic	W-3.2

4.01	Specimen Certificate for Shares of Hologic’s Common Stock	B-1

Exhibit Number		Reference

4.02	Description of Capital Stock (Contained in the Certificate of Incorporation of Hologic, as Amended, Filed as Exhibits 3.01, 3.02, 3.03 and 3.04)	A-3.01; C-3.03, L-3.03 and U-3.1

4.03	Rights Agreement dated September 17, 2002	G-4

4.04	Amendment to Rights Agreement dated May 21, 2007	N-4.2

4.05	Form of Rights Certificate	H-4

4.06	Form of Affiliate Letter Agreement	S-4.2

4.07	Registration Rights Agreement by and among Hologic, Inc. and the Stockholder Representative (as defined therein) dated as of July 27, 2006	O-4.1

4.08	Indenture dated March 22, 2004 by and between Cytyc and U.S. Bank Trust National Association, as trustee thereunder	Z-4.1

4.09	First Supplemental Indenture dated October 22, 2007 by and among Cytyc, Hologic and U.S. Bank Trust National Association, as trustee thereunder	U-4.2

10.01	Second Amended and Restated 1990 Non-Employee Director Stock Option Plan	C-10.26*

10.02	1995 Combination Stock Option Plan	C-10.25*

10.03	Second Amended and Restated 1999 Equity Incentive Plan	K-10.3*

10.04	Amendment No. 1 to Second Amended and Restated 1999 Equity Incentive Plan	V -10.2*

10.05	Amendment No. 2 to Second Amended and Restated 1999 Equity Incentive Plan	U-10.17*

10.06	1997 Employee Equity Incentive Plan	D-99

10.07	2000 Acquisition Equity Incentive Plan	F-10.05

10.08	Form of Executive Officer Non-Qualified Stock Option Agreement under 1999 Equity Incentive Plan	I-10.32*

10.09	Form of Restricted Stock Unit Award for executive officers under 1999 Equity Incentive Plan	M-10.1*

10.10	Cytyc Corporation 1995 Stock Plan	V-10.4*

10.11	Cytyc Corporation 1995 Non-Employee Director Stock Option Plan	V-10.5*

10.12	Cytyc Corporation 1998 Stock Plan of Pro Duct Health, Inc.	V-10.6*

10.13	Cytyc Corporation 2001 Non-Employee Director Stock Plan	V-10.7*

10.14	Cytyc Corporation 2004 Omnibus Stock Plan	V-10.8*

10.15	Form of Incentive Stock Option Agreement for Executive Officers under the Cytyc Corporation 2004 Omnibus Plan	AA-10.2*

10.16	Form of Nonqualified Stock Option Agreement for Executive Officers under the Cytyc Corporation 2004 Omnibus Plan	AA-10.3*

10.17	Form of Nonqualified Stock Option Agreement for Non-Employee Directors. under the Cytyc Corporation 2004 Omnibus Plan	AA-10.4*

10.18	Form of Indemnification Agreement for Directors and Certain Officers of Hologic	A-10.12*

10.19	Executive Bonus Plan Description	P-10.09*

Exhibit Number		Reference

10.20	Hologic, Inc. Supplemental Executive Retirement Plan (SERP)	P-10.10*

10.21	Form of SERP Rabbi Trust Agreement	P-10.11*

10.22	Form of Officer Severance Agreement including List of Officers to whom provided	K-10.7*

10.23	Retention and Severance Agreement dated May 3, 2006, by and between Hologic, Inc. and John W. Cumming	K-10.4*

10.24	Retention and Severance Agreement dated May 3, 2006, by and between Hologic, Inc. and Robert A. Cascella	K-10.5*

10.25	Retention and Severance Agreement dated May 3, 2006, by and between Hologic, Inc. and Glenn P. Muir	K-10.6*

10.26	Form of Restricted Stock Unit Award under the Retention and Severance Agreement filed as exhibit 10.23, 10.24 and 10.25	K-10.9*

10.27	Form of First Amended and Restated Change in Control Agreement including list of officers to whom provided	M-10.2*

10.28	John W. Cumming Waiver Letter Dated As Of May 20, 2007	Q-10.1*

10.29	Robert A. Cascella Waiver Letter Dated As Of May 20, 2007	Q-10.2*

10.30	Glenn P. Muir Waiver Letter Dated As Of May 20, 2007	Q-10.3*

10.31	Second Retention Agreement with Robert A. Cascella dated as of October 22, 2007	U-10.10*

10.32	Amended and Restated Retention and Severance Agreement with Patrick J. Sullivan dated as of August 17, 2007 and effective on October 22, 2007	U-10.11*

10.33	Amended and Restated Change of Control Agreement between Hologic and Daniel J. Levangie dated as of August 17, 2007	T-10.4*

10.34	Amended and Restated Change of Control Agreement with Patrick J. Sullivan dated as of August 17, 2007 and effective on October 22, 2007	U-10.12*

10.35	Amended and Restated Retention & Severance Agreement between Hologic and Daniel J. Levangie	T-10.6*

10.36	Restricted Stock Grant Agreement with Patrick J. Sullivan dated as of October 22, 2007	U-10.13*

10.37	Separation and Release Agreement with Daniel J. Levangie dated as of October 22, 2007	U-10.14*

10.38	Hologic’s Senior Executive Short-Term Incentive Plan	S-10.2*

10.39	Restricted Stock Grant Agreement with Robert A. Cascella dated as of October 22, 2007	U-10.18*

10.40	Facility Lease (Danbury) dated as of December 30, 1995 by and among Melvin J. Powers and Mary P. Powers D/B/A M&N Realty and Lorad	E-10.14

10.41	Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated as of August 28, 2002 as amended	H-10.27 filed herewith

Exhibit Number		Reference

10.42	Executive Financial Services Program	J-10.30*

10.43	License Agreement between Cytyc and DEKA Products Limited Partnership dated March 22, 1993	CC- 10.6**

10.44	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership	BB-10.17

10.45	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007	filed herewith

10.46	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006	filed herewith

10.47	Supply Agreement between Cytyc, Whatman, Inc. and Whatman SA dated as of December 31, 2000, as amended, October 16, 2001 and May 2, 2002	DD-10.13

10.48	Agreement and Plan of Merger by and among BioLucent, Inc., Hologic, Bravo Transition, Inc., Bravo Acquisition, Inc. and Steven Gex, as stockholder representative, dated as of June 20, 2007	R-10.1

10.49	Credit and Guaranty Agreement dated as of October 22, 2007 among Hologic, the Guarantors party thereto and defined below, the Secured Parties party thereto, and the Agent, Banc of America Securities LLC, Bank of America, N.A., Citicorp North America, Inc., JPMorgan Chase Bank, N.A., RBS Citizens, National Association and Fifth Third Bank	W- 10.1

10.50	Pledge and Security Agreement among Hologic, Goldman Sachs Credit Partners L.P., as Collateral Agent thereunder and the other parties therein named dated as of October 22, 2007	U-10.2

10.51	Open End Mortgage Deed, Security Agreement, Assignment of Rents and Leases and Fixture Filing for 36 Apple Ridge Road, Danbury, Connecticut dated as of October 22, 2007	U-10.3

10.52	Open End Mortgage Deed, Security Agreement, Assignment of Rents and Leases and Fixture Filing for 37 Apple Ridge Road, Danbury, Connecticut dated as of October 22, 2007	U-10.4

10.53	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing for 35 Crosby Drive, Bedford, Massachusetts dated as of October 22, 2007	U-10.5

10.54	Lease Guaranty dated October 22, 2007 between Bel Marlborough I LLC and Hologic, as guarantor thereunder	U-10.7

14.1	Code of Ethics for Senior Financial Officers	U-14.1

21.01	Significant Subsidiaries of Hologic	filed herewith

23.01	Consent of Ernst & Young LLP	filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

Exhibit Number		Reference

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

*	Management compensation plan or arrangement
**	Portions of this Agreement have been omitted pursuant to a request for confidential Treatment and have been filed separately with the Commission

A	We previously filed this exhibit on January 24, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-1 (Registration No. 33-33128) and the previously filed exhibit is incorporated herein by reference.

B	We previously filed this exhibit on January 31, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A, and the previously filed exhibit is incorporated herein by reference.

C	We previously filed this exhibit on May 14, 1996, with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 30, 1996, and the previously filed exhibit is incorporated herein by reference.

D	We previously filed this exhibit on August 20, 1997 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-8 (SEC File No. 333-34003) and the previously filed exhibit is incorporated herein by reference.

E	Trex Medical Corporation previously filed this exhibit with the referenced exhibit number as an exhibit to its Registration Statement on Form S-1 (Reg. No. 333-2926) and the previously filed exhibit is incorporated by reference.

F	We previously filed this exhibit on December 12, 2001 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 29, 2001, and the previously filed exhibit is incorporated by reference.

G	We previously filed this exhibit on December 4, 2002 with the referenced exhibit number as an exhibit to our registration statement on Form 8-A (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

H	We previously filed this exhibit on December 24, 2002 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 28, 2002, and the previously filed exhibit is incorporated herein by reference.

I	We previously filed this exhibit on September 23, 2004 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of September 23, 2004, and the previously filed exhibit is incorporated herein by reference.

J	We previously filed this exhibit on February 3, 2005 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended December 25, 2004, and the previously filed exhibit is incorporated herein by reference.

K	We previously filed this exhibit on May 4, 2006 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the fiscal quarter ended March 25, 2006, and the previously filed exhibit is incorporated herein by reference.

L	We previously filed this exhibit on December 6, 2005 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 24, 2005, and the previously filed exhibit is incorporated herein by reference.

M	We previously filed this exhibit on November 2, 2006 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of November 2, 2006, and the previously filed exhibit is incorporated herein by reference.

N	We previously filed this exhibit on May 21, 2007 with the referenced exhibit number as an exhibit to our Current Report on Form 8-A (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

O	We previously filed this exhibit on July 27, 2006 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of July 27, 2006, and the previously filed exhibit is incorporated herein by reference.

P	We previously filed this exhibit on December 14, 2006 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 30, 2006, and the previously filed exhibit is incorporated herein by reference.

Q	We previously filed this exhibit on May 21, 2007 with the referenced exhibit number to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of May 21, 2007, and the previously filed exhibit is incorporated herein by reference.

R	We previously filed this exhibit on June 25, 2007 with the referenced exhibit number to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of June 25, 2007, and the previously filed exhibit is incorporated herein by reference.

S	We previously filed this exhibit on June 29, 2007 with the referenced exhibit number to our Registration Statement on Form S-4 (SEC File No. 333-144238) dated as of June 29, 2007, and the previously filed exhibit is incorporated herein by reference.

T	We previously filed this exhibit on August 20, 2007 with the referenced exhibit number to our Registration Statement on Form S-4 (SEC File No. 333-144238) dated as of August 20, 2007, and the previously filed exhibit is incorporated herein by reference.

U	We previously filed this exhibit on October 22, 2007 with the referenced exhibit number to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of October 22, 2007, and the previously filed exhibit is incorporated herein by reference.

V	We previously filed this exhibit on October 23, 2007 with the referenced exhibit number to our Registration Statement on Form S-8 (SEC File No. 333-146887) dated as of October 23, 2007, and the previously filed exhibit is incorporated herein by reference.

W	We previously filed this exhibit on October 23, 2007 with the referenced exhibit number to our Current Report on Form 8-K/A (SEC File No. 000-18281) dated as of October 23, 2007 and the previously filed exhibit is incorporated herein by reference.

X	Cytyc Corporation previously filed this exhibit on February 13, 2007 with the referenced exhibit number as an Exhibit to its current report on Form 8-K (SEC File No. 000-27558) and the previously filed exhibit is incorporated by reference.

Y	Cytyc Corporation previously filed this exhibit on February 28, 2007 with the referenced exhibit number as an Exhibit to its current report on Form 8-K (SEC File No. 000-27558) and the previously filed exhibit is incorporated by reference.

Z	Cytyc Corporation previously filed this exhibit on June 7, 2004 with the referenced exhibit number as an Exhibit to its registration statement on Form S-3 (SEC File No. 333-16237) and the previously filed exhibit is incorporated by reference.

AA	Cytyc Corporation previously filed this exhibit on November 2, 2004 with the referenced exhibit number as an exhibit to its quarterly report on Form 10-Q (SEC File No. 000-27558) and the previously filed exhibit is incorporated by reference.

BB	Cytyc Corporation previously filed this exhibit on January 30, 2004 with the referenced exhibit number as an exhibit to its annual report on Form 10-K (SEC File No. 000-27558) and the previously filed exhibit is incorporated by reference.

CC	Cytyc Corporation previously filed this exhibit with the referenced exhibit number as an exhibit to its registration statement on Form S-1 (SEC File No. 333-00300) and the previously filed exhibit is incorporated by reference.

DD	Cytyc Corporation previously filed this exhibit on March 24, 2003 with the referenced exhibit number as an exhibit to its annual report on Form 10-K (SEC File No. 000-27558) and the previously filed exhibit is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLOGIC, INC.

Date: November 27, 2007	By:	/S/ JOHN W. CUMMING
JOHN W. CUMMING
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN W. CUMMING JOHN W. CUMMING	Director and Chief Executive Officer (Principal Executive Officer)	November 27, 2007

/S/ PATRICK J. SULLIVAN PATRICK J. SULLIVAN	Chairman of the Board	November 27, 2007

/S/ GLENN P. MUIR GLENN P. MUIR	Director, Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	November 27, 2007

/S/ ROBERT H. LAVALLEE ROBERT H. LAVALLEE	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	November 27, 2007

/S/ SALLY W. CRAWFORD SALLY W. CRAWFORD	Director	November 27, 2007

/S/ DAVID R. LAVANCE, JR. DAVID R. LAVANCE, JR.	Director	November 27, 2007

/S/ NANCY L. LEAMING NANCY L. LEAMING	Director	November 27, 2007

/S/ DANIEL J. LEVANGIE DANIEL J. LEVANGIE	Director	November 27, 2007

/S/ LAWRENCE M. LEVY LAWRENCE M. LEVY	Director	November 27, 2007

/S/ WILLIAM MCDANIEL WILLIAM MCDANIEL	Director	November 27, 2007

/S/ ELAINE S. ULLIAN ELAINE S. ULLIAN	Director	November 27, 2007

/S/ WAYNE WILSON WAYNE WILSON	Director	November 27, 2007

Hologic, Inc.

Audited Consolidated Financial Statements

Years ended September 29, 2007, September 30, 2006 and September 24, 2005

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements

The Board of Directors and Stockholders of Hologic, Inc.

We have audited the accompanying consolidated balance sheets of Hologic, Inc. and subsidiaries as of September 29, 2007 and September 30, 2006, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended September 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hologic, Inc. and subsidiaries at September 29, 2007 and September 30, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 29, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, as of September 25, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note 7 to the consolidated financial statements, as of September 29, 2007 the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hologic, Inc.’s internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 26, 2007

Hologic, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 29, 2007	September 30 2006
Assets
Current assets:
Cash and cash equivalents	$100,403	$29,923
Accounts receivable, less reserves of $4,598 and $3,712 respectively	152,743	108,566
Inventories	105,289	93,477
Deferred income tax asset	29,356	50,944
Prepaid expenses and other current assets	11,389	7,112

Total current assets	399,180	290,022

Property and equipment, at cost:
Land	2,710	2,695
Buildings and improvements	28,577	25,699
Equipment and software	81,390	65,113
Furniture and fixtures	6,044	5,120
Leasehold improvements	6,636	4,535

	125,357	103,162
Less—accumulated depreciation and amortization	55,588	41,439

	69,769	61,723

Other assets:
Intangible assets, net of accumulated amortization of $9,149 and $7,766, respectively	12,340	10,265
Customer relationship, net of accumulated amortization of $6,303 and $1,477, respectively	49,389	37,116
Developed technology and know-how, net of accumulated amortization of $19,625 and $8,946, respectively	112,632	110,780
Goodwill	407,528	341,994
Other, net	15,511	4,305

Total assets	$1,066,349	$856,205

Liabilities
Current liabilities:
Line of credit	$—	$55,000
Current portion of notes payable	1,977	2,921
Accounts payable	42,289	26,443
Accrued expenses (Note 15)	88,577	51,262
Deferred revenue	45,769	30,903

Total current liabilities	178,612	166,529

Note payable, net of current portion	9,222	6,163
Deferred income tax liabilities	54,866	60,858
Deferred service obligations—long term	10,135	7,902
Other long term liabilities	7,791	9,006

Commitments and contingencies (Notes 13, 16 and 19)

Stockholders’ equity
Preferred stock, $0.01 par value–1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value–300,000 shares authorized; 55,150 and 52,645 shares issued, respectively	551	526
Capital in excess of par value	634,029	532,255
Retained earnings	168,453	73,875
Accumulated other comprehensive income (loss)	4,123	(442)
Treasury stock, at cost—107 and 90 shares, respectively	(1,433)	(464)

Total stockholders’ equity	805,723	605,750

Total liabilities and stockholders’ equity	$1,066,349	$856,205

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Years ended
	September 29, 2007	September 30, 2006	September 24, 2005
Revenues:
Product sales	$628,854	$388,111	$229,075
Service and other revenue	109,514	74,569	58,609

	738,368	462,680	287,684

Costs and expenses (1):
Cost of product sales	265,151	186,862	116,478
Cost of product sales—amortization of intangible assets	11,024	4,784	911
Cost of service and other revenue	116,626	77,502	58,181
Research and development	44,484	28,294	18,617
Selling and marketing	84,845	55,910	34,199
General and administrative	62,902	42,551	26,667
Amortization of acquired intangible assets	5,584	1,631	—
Net gain on sale of intellectual property	—	(5,093)	—
Acquired in-process research and development	—	19,900	—

	590,616	412,341	255,053

Income from operations	147,752	50,339	32,631

Interest income	2,815	4,082	2,219
Interest and other expense, net	(2,078)	(1,198)	(155)

Income before income taxes	148,489	53,223	34,695
Provision for income taxes	53,911	25,800	6,439

Net income	$94,578	$27,423	$28,256

Basic net income per common and common equivalent share	$1.77	$0.59	$0.66

Diluted net income per common and common equivalent share	$1.72	$0.56	$0.63

Weighted average number of common shares outstanding:
Basic	53,436	46,512	42,824

Diluted	54,834	48,620	45,126

(1)	Stock-based compensation included in costs and expenses during the years ended September 29, 2007 and September 30, 2006 was $695 and $481 for cost of revenues, $828 and $519 for research and development, $602 and $351 for selling and marketing and $3,979 and $2,600 for general and administrative, respectively.

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
	Number of Shares	$0.01 Par Value			Number of Shares	Amount
Balance at September 25, 2004	41,171	$412	$149,246	$18,196	90	$(464)	$(1,115)	$166,275
Exercise of stock options	3,077	31	15,324	—	—	—	—	15,355	—
Issuance of common stock under employer stock purchase plan	47	—	511	—	—	—	—	511	—
Tax benefit related to exercise of stock options	—	—	7,561	—	—	—	—	7,561	—
Net income	—	—	—	28,256	—	—	—	28,256	$28,256
Translation adjustments	—	—	—	—	—	—	(124)	(124)	(124)

Comprehensive income									$28,132

Balance at September 24, 2005	44,295	443	172,642	46,452	90	(464)	(1,239)	217,834
Issuance of common stock related to acquisitions	6,924	69	317,206	—	—	—	—	317,275	—
Exercise of stock options	1,426	14	10,548	—	—	—	—	10,562	—
Stock based compensation expense	—	—	3,951	—	—	—	—	3,951	—
Tax benefit related to exercise of stock options	—	—	27,908	—	—	—	—	27,908	—
Net income	—	—	—	27,423	—	—	—	27,423	$27,423
Translation adjustments	—	—	—	—	—	—	797	797	797

Comprehensive income									$28,220

Balance at September 30, 2006	52,645	526	532,255	73,875	90	(464)	(442)	605,750
Issuance of common stock related to acquisitions	1,158	12	63,166	—	—	—	—	63,178
Exercise of stock options	1,347	13	10,578	—	—	—	—	10,591
Stock based compensation expense	—	—	6,104	—	—	—	—	6,104
Purchase of treasury shares to settle minimum withholding taxes	—	—	—	—	17	(969)	—	(969)
Tax benefit related to exercise of stock options	—	—	21,926	—	—	—	—	21,926
Net income	—	—	—	94,578	—	—	—	94,578	$94,578
Translation adjustments							2,353	2,353	2,353
Reduction of minimum pension liability	—	—	—	—	—	—	2,212	2,212	2,212

Comprehensive income									$99,143

Balance at September 29, 2007	55,150	$551	$634,029	$168,453	107	$(1,433)	$4,123	$805,723

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended
	September 29, 2007	September 30, 2006	September 24, 2005
Operating activities
Net income	$94,578	$27,423	$28,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,291	9,492	6,421
Amortization	16,871	6,641	1,153
Impairment charge on sale of intellectual property	—	1,407	—
Non-cash interest expense	181	15	133
Tax benefit related to exercise of non qualified stock options	(21,926)	(27,908)	7,561
Charge for in-process research and development	—	19,900	—
Stock-based compensation expense	6,104	3,951	—
Deferred income taxes	5,873	(5,797)	(135)
Loss on disposal of property and equipment	734	420	805
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(39,270)	(9,545)	(9,310)
Inventories	(7,997)	(23,023)	(4,381)
Prepaid expenses and other current assets	(3,981)	92	(3,059)
Accounts payable	14,265	3,940	3,623
Accrued expenses	59,008	6,832	5,972
Deferred revenue	14,519	2,673	8,139

Net cash provided by operating activities	153,250	16,513	45,178

Investing activities
Business acquisitions, net of cash acquired	(9,793)	(171,828)	—
Net cash paid for acquisition of intangible assets	—	(27,594)	—
Proceeds from sale of intellectual property	—	6,500	—
Additional acquisition contingent consideration	(19,033)	—	—
Proceeds from sale of building	1,427	—	—
Proceeds from sale of cost method investment	2,150	—	—
Purchase of cost method investment	(1,000)	—	—
Acquisition of minority interest	(1,100)	—	—
Deferred acquisition costs	(6,393)	—	(5,428)
Purchase of property and equipment	(22,840)	(12,989)	(7,699)
Increase in other assets	(5,536)	(1,679)	(1,172)
Increase in deferred revenue	2,142	7,900	—
Increase in other liabilities	750	7,708	—

Net cash used in investing activities	(59,226)	(191,982)	(14,299)

Financing activities
Proceeds under credit facility	—	65,000	—
Repayments under credit facility	(55,000)	(10,000)	—
Increase in note payable	6,889	—	—
Repayments of notes payable	(5,884)	(2,948)	(947)
Tax benefit related to exercise of non qualified stock options	21,926	27,908	—
Net proceeds from sale of common stock pursuant to stock plans	10,578	10,639	15,868
Purchase of treasury shares to settle minimum withholding taxes	(969)	—	—

Net cash (used in) provided by financing activities	(22,460)	90,599	14,921

Effect of exchange rate changes on cash and cash equivalents	(1,084)	799	(141)

Net increase (decrease) in cash and cash equivalents	70,480	(84,071)	45,659
Cash and cash equivalents, beginning of year	$29,923	113,994	68,335

Cash and cash equivalents, end of year	$100,403	$29,923	$113,994

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$8,344	$1,817	$1,118

Cash paid during the period for interest	$2,246	$1,077	$185

Supplemental Disclosure of Non-Cash Investing Activities:
Exchange of note receivable for intangible assets	$—	$5,428	$—

Business Acquisition, Net of Cash Acquired:
Fair value of tangible assets acquired	$5,148	$152,077	—
Liabilities assumed	(11,798)	(135,623)	—
Fair value of stock issued	(63,178)	(317,275)	—
Cost in excess of fair value of assets (Goodwill)	47,774	335,709	—
Fair value of acquired identifiable intangible assets	32,100	132,100	—
In process research and development	—	15,700	—

	10,046	182,688	—
Less cash acquired	253	10,860	—

Net cash paid for acquisition	$9,793	$171,828	$—

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

In October 2007, the Company completed its business combination with Cytyc Corporation (Cytyc), a company that develops, manufactures and markets complementary products covering a range of cancer and women’s health applications, including cervical cancer screening, treatment of excessive menstrual bleeding, and radiation treatment of early-stage breast cancer. As a result of our business combination with Cytyc, as more fully described in Note 19, the Company has become one of the largest companies in the world focused on women’s health.

2.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements.

The Company believes that a significant accounting policy is one that is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as the result of the need to make estimates about the effect of matters that are inherently uncertain.

Principles of Consolidation

The principles of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities and Accounting Research Bulletin No. 51, Consolidation of Financial Statements are considered when determining whether an entity is subject to consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements include the accounts of its AEG Photoconductor (Shanghai) Co. Ltd. (APS), which was acquired as part of the acquisition of AEG Elektrofotografie GmbH (AEG) in fiscal 2006 (Note 3). Prior to September 11, 2007, APS was a majority-owned (85.6%) subsidiary, on such date the Company acquired the remaining 14.4% for 809 euro (approximately $1,100 USD). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Long term deferred service obligations totaling $1,272, previously recorded in other long term liabilities in fiscal 2006 in the consolidated balance sheets has been reclassified to deferred service obligations—long term. Long term pension liability totaling $7,750 previously recorded in accrued expenses in fiscal 2006 in the consolidated balance sheets has been reclassified to other long term liabilities. Both of these balance sheet reclassifications have been made to conform the fiscal 2006 presentation with the current period presentation.

Amortization expense for acquired developed technology and know how previously recorded within general and administrative expense totaling $911 for fiscal 2005 in the consolidated statement of income has been reclassified to cost of product sales—amortization of intangible assets to conform with the current period presentation.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Fiscal Year

The Company’s fiscal year ends on the last Saturday in September. Fiscal 2007, 2006 and 2005 ended on September 29, 2007, September 30, 2006, and September 24, 2005, respectively.

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

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition for multiple-element arrangements, accounts receivable reserves, inventory and related reserves, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, accrued expenses, restructuring and other related charges, stock-based compensation, pension liabilities, contingent liabilities, and recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, early stage of development of certain products, rapid technological changes, competition, limited number of suppliers, customer concentration, integration of acquisitions, substantial indebtedness, government regulations, management of international activities, protection of proprietary rights, patent and other litigation and dependence on key individuals.

Cash Equivalents

The Company considers its highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. At September 29, 2007 and September 30, 2006 the Company’s cash equivalents consisted of money market accounts.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, cost-method investments, derivative financial instrument contracts and trade accounts receivable. The Company invests its cash and cash equivalents with financial institutions with highly rated credit and monitors the amount

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

of credit exposure to any one financial institution. The Company’s credit risk is managed by investing its cash in high-quality money market instruments. The Company transacts derivative financial instrument contracts with major financial institutions and monitors outstanding positions to limit its credit exposure. The Company’s customers are principally located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although, the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists as of September 29, 2007. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the x-ray and medical device industry. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of trade receivables have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable.

There were no customers with balances greater than 10% of accounts receivable as of September 29, 2007 and September 30, 2006, nor customers that represented greater than 10% of product revenues for fiscal 2007, 2006 and 2005.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, cost-method investments, derivative financial instrument contracts, line of credit, and notes payable. The carrying amounts of the Company’s cash equivalents and accounts receivable approximate fair value due to the short-term nature of these instruments. The Company’s $150 million line of credit with Bank of America had a variable interest rate and, therefore, fluctuated based on market conditions, however no amounts were outstanding as of September 29, 2007. The Company’s AEG subsidiary also has several notes payable outstanding. These notes payable are denominated in either the Euro or US dollar and have variable rates of interest. As of September 29, 2007 the outstanding notes payable approximates the carrying amount based on comparable market terms and conditions.

Additionally, in connection with the acquisition of AEG, the Company acquired certain forward foreign contracts and certain interest rate swap contracts in place related to debt assumed in connection with the acquisition. (See Note 6 for further discussion).

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 29, 2007	September 30, 2006
Raw materials and work-in-process	$69,400	$58,226
Finished goods	35,889	35,251

	$105,289	$93,477

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Provisions for excess or obsolete inventory are primarily based on management’s estimates of forecasted net

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

sales and service usage levels. A significant change in the timing or level of demand for the Company’s products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. The Company records provisions for excess or obsolete inventory as cost of product sales. During the fourth quarter of fiscal 2007 the Company recorded a $2,000 provision for excess inventory related to certain of its MRI finished goods on hand.

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

The Company applies the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. The Company capitalized $341, $664, and $453 during fiscal 2007, 2006 and 2005, respectively, related to a company wide Enterprise Resource Planning (ERP) systems implementation project, as well as, upgrades and enhancements that added significant functionality to the system and has included these amounts in equipment and software in the accompanying consolidated balance sheets.

The Company amortizes such costs when the ERP system and new functionality become operational. The initial system costs are being amortized over an estimated useful life of ten years and new functionality is amortized over the remaining useful life of the related system.

Valuation of Business Combinations and Acquisition of Intangible Assets

The Company records intangible assets acquired in business combinations and acquisitions of intangible assets under the purchase method of accounting. The Company accounts for acquisitions in accordance with FASB Statement No. 141, Business Combinations. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The Company then allocates the purchase price in excess of the fair value of the net tangible assets acquired to identifiable intangible assets,

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

including purchased research and development based on detailed valuations that use information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

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

The Company uses the income approach to determine the fair values of its purchased research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, the Company considers, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. The Company bases the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects the Company acquired in connection with its 2006 acquisitions, it used risk-adjusted discount rates ranging from 14 % to 35% to discount its projected cash flows. The Company did not acquire any such projects during fiscal 2007 or fiscal 2005. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

The Company also used the income approach, as described above, to determine the estimated fair value of certain other identifiable intangibles assets including developed technology, customer relationships and tradenames. Developed technology represents patented and unpatented technology and know-how. Customer relationships represent established relationships with customers, which provides a ready channel for the sale of additional products and services. Tradenames represent acquired product names that the Company intends to continue to utilize.

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

Consistent with prior years, the Company conducted its annual impairment test of goodwill during the second quarter of fiscal 2007. In performing the test, the Company utilizes the two-step approach prescribed under FASB Statement No. 142, Goodwill and Other Intangible Assets. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. The Company considered a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales or offerings of similar companies. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The Company did not perform the second step of the impairment test as part of its fiscal 2007 review because the fair value of each reporting unit exceeded its respective carrying value. There were no impairment indicators identified during the remainder of fiscal 2007 that required a re-assessment of the annual impairment test.

The estimate of fair value requires significant judgment. Any loss resulting from an impairment test would be reflected in operating income in the Company’s consolidated statements of income. The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

A rollforward of goodwill from September 30, 2006 to September 29, 2007 is as follows:

Balance as of September 24, 2005	$6,285
Acquisition of AEG	6,973
Acquisition of R2	145,915
Acquisition of Suros	182,821

Balance as of September 30, 2006	341,994
Acquisition of BioLucent Inc.	47,774
Additional business acquisition contingent consideration related to Suros acquisition	19,033
Purchase price adjustments and foreign currency impact	(1,273)

Balance as of September 29, 2007	$407,528

Goodwill by reporting segment consists of the following:

Reporting Segment	Balance as of September 29, 2007	Balance as of September 30, 2006
Mammography	$401,711	$335,021
Other	5,817	6,973

	$407,528	$341,994

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Intangible assets consist of the following:

Reporting Segment	Description		As of September 29, 2007		As of September 30, 2006
		Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Osteoporosis Assessment	Patents	11.6 years	$5,066	$4,784	$4,952	$4,650
Mammography	Developed Technology	9.7 years	130,126	19,269	117,826	8,853
	Customer Relationship	11.1 years	54,793	6,153	37,793	1,437
	Trade Name	10.4 years	11,900	854	9,100	134
	Order backlog	6 months	800	800	800	430
	Patents	6.9 years	1,273	636	777	531
Other	Patents	4 years	2,000	2,000	2,000	2,000
	Developed Technology	8.5 years	2,131	356	1,900	93
	Customer Relationship	8.5 years	899	150	800	40
	Trade Name	8.5 years	450	75	400	20

	Totals		$209,438	$35,077	$174,348	$18,188

Amortization expense related to developed technology and order backlog is classified as a component of cost of product sales—amortization of intangible assets in the accompanying consolidated statement of income. Amortization expense related to customer relationship and trade name is classified as a component of amortization of acquired intangible assets in the accompanying consolidated statement of income.

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Fiscal 2008	$24,014
Fiscal 2009	24,454
Fiscal 2010	24,600
Fiscal 2011	22,193
Fiscal 2012	19,934

The amortization expense estimated above excludes amounts that will be recorded in each of these periods as a result of the Company’s merger with Cytyc in October 2007 (Note 19).

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Other Assets

As of September 29, 2007, other assets was comprised primarily of the value of certain Company owned life insurance contracts, deferred acquisition costs, deferred financing costs and cost-method investments. The Company owned life insurance contracts include contracts that were purchased in connection with the Company’s Supplemental Executive Retirement Plan (SERP) and were valued at $3,654 as of September 29, 2007 (see Note 11 for further discussion). Deferred financing costs related to direct third party costs incurred in the Company’s closing of the credit facility with Bank of America on July 24, 2006 and as amended on September 25, 2006 (see Note 5) were approximately $719 and $900 as of September 29, 2007 and September 30, 2006, respectively. The Company is amortizing these amounts to interest expense over a five-year period, which approximates the level yield method. Other assets also includes certain other minority cost-method equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in the fair value is deemed to be other-than-temporary, the Company writes down the value of the investment to its fair value. During 2007, 2006 and 2005, none of the investments held were deemed to be in a other-than-temporary loss. The carrying value of these investments was approximately $1,132 and $1,530 as of September 29, 2007 and September 30, 2006, respectively.

As of September 29, 2007, other assets also included $6,393 of deferred acquisition costs and $1,460 of deferred financing costs related to the Cytyc merger and related credit agreement both of which closed in the first quarter of fiscal 2008 (Note 19).

Research and Software Development Costs

Costs incurred in the research and development of the Company’s products are expensed as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. If the Company’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments are charged to expense in that period.

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

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from nonowner sources. Comprehensive income is disclosed in the accompanying consolidated statements of stockholders’ equity and comprehensive income. Prior to fiscal 2007 foreign currency translation adjustments were the only items in other comprehensive income. During fiscal 2007, foreign currency translation adjustments and amounts related to a minimum pension liability adjustment (see Note 7 for further discussion), were the only items of other comprehensive income.

Revenue Recognition

The Company recognizes product revenue upon shipment, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, no right of return exists and collection of the resulting receivable is probable. Generally, the Company’s product arrangements are multiple-element arrangements, including services, such as installation and training and multiple products. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, based on the terms and conditions of the product arrangements, the Company believes that these services and undelivered products can be accounted for separately from the delivered product element as the Company’s delivered product has value to its customers on a stand-alone basis and the Company has objective and reliable evidence of the fair value of such services and undelivered products. Accordingly, service revenue representing the fair value of services not yet performed at the time of product shipment is deferred and recognized as such services are performed. The fair value of the undelivered products is also deferred at the time of product shipment and recognized when these products are delivered. The residual revenue under the product arrangement is recognized as product revenue upon shipment. There is no customer right of return in the Company’s sales agreements.

The Company recognizes product revenue upon the completion of installation for products whose installation is essential to its functionality, primarily related to its digital imaging systems. A provision is made at that time for estimated warranty costs to be incurred.

Service revenues primarily consist of amounts recorded under service and maintenance contracts and repairs not covered under warranty, installation and training revenues and shipping and handling costs billed to customers. Service and maintenance contract revenues are recognized ratably over the term of the contract. Other service revenues are recorded when the services are delivered.

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

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. The Company records reimbursable out-of-pocket expenses in both maintenance and services revenues and as a direct cost of maintenance and services in accordance with EIFT Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF 01-14). For fiscal 2007, 2006 and 2005, shipping and handling and reimbursable out-of-pocket expense were not material.

Cost of Service and Other Revenues

Cost of service and other revenues primarily represents payroll and related costs associated with the Company’s professional services’ employees, consultants, infrastructure costs and overhead allocations, including depreciation and rent.

Stock-Based Compensation

At September 29, 2007, the Company has several stock-based employee compensation plans, which are more fully described in Note 9. During 2004, the FASB issued SFAS Statement No. 123(R), Share-Based Payment, (SFAS 123(R)), which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach on SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted for fiscal years starting after June 15, 2005. As a result, the Company adopted SFAS 123(R) at the beginning of fiscal 2006 utilizing the “modified prospective” method. A “modified prospective” method is one in which compensation cost is recognized beginning with the adoption date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the adoption date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the adoption date of SFAS 123(R) that remain unvested on the effective date. As a result, the Company is recognizing compensation for the fair value of the unvested portion of options grants issued prior to the adoption of SFAS 123(R), whose fair value

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

was calculated utilizing a Black-Scholes Option Pricing Model. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123. As a result the Company has applied an estimated forfeiture rate of 9.4% in fiscal 2007 and a range between 9.4% and 10.6% in fiscal 2006 in determining the expense recorded related to employee stock options in the Company’s consolidated statement of income.

Compensation expense related to stock-based awards reduced both basic and diluted earning per share by $0.06 and $0.04 for fiscal 2007 and 2006, respectively. These results reflect stock compensation expense of $4,725 and $3,560 and related tax benefit of $1,715 and $1,727 for fiscal 2007 and 2006, respectively. No stock-based compensation expense was capitalized as part of inventory during the years ended September 29, 2007 and September 30, 2006, respectively. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of September 29, 2007, there was approximately $13,600 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized over a weighted average grant period of 3.09 years.

On October 30, 2006, the Compensation Committee of the Board of Directors approved the award of 31 restricted stock units with a fair value of $1,500 on the date of grant. The restricted stock units vest upon the earlier of (i) October 30, 2009, (ii) death or disability of the participant or (iii) a change in control of the Company subject to certain conditions. Certain executive officers who hold an aggregate of approximately 12 of these restricted stock units have conditionally waived the accelerated vesting of such restricted stock units that would occur in connection with the merger with Cytyc. The Company is recording compensation expense for the restricted stock units ratably over the three-year vesting period and assuming that all units will vest, which totaled $442 for the year ended September 29, 2007. The restricted shares have been excluded from the computation of basic earnings per share until the shares vest because the employee is not entitled to the reward of stock ownership. During the year ended September 29, 2007, 1 share was forfeited as a result of the termination of certain employees during the period. None of these restricted stock units were vested as of September 29, 2007.

The Company has also recorded $937 and $391 of stock based compensation expense in fiscal 2007 and 2006 related to the amortization of the fair value of restricted stock units awarded in fiscal 2006. (See Note 12 for further discussion).

As of September 29, 2007, there was $2,231 of total unrecognized compensation cost related to non-vested restricted stock units granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. Approximately $580 of this amount will be recorded in the first quarter of fiscal 2008 as certain of these shares will become fully vested upon the close of the Cytyc merger, in accordance with change in control provisions included within the original terms of the award.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

As permitted by Statement No. 123, for periods prior to the beginning of fiscal 2006, the Company accounted for share-based payments to employees using Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for the granting of employee stock options. The following table illustrates the effect on net income and net income per share if the fair value based method had been applied to the prior period:

Year ended September 24, 2005
Net income as reported	$28,256
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(9,614)

Pro forma net income	$18,642

Diluted net income per share, as reported	$0.63
Pro forma diluted net income per share	$0.41
Weighted-average remaining contractual life of options outstanding	6.56 years

Effective with the adoption of SFAS 123 (R), the Company has elected to use a bi-nomial lattice model to determine the weighted average fair value of options, rather than the Black-Scholes model. The Company considered a number of factors to determine the fair value of options including the advice of an outside valuation advisor and the advisor’s model.

The Company had used the Black-Scholes option pricing model to determine the weighted average fair value of options prior to adopting SFAS 123 (R). The weighted average fair value of options granted during the fiscal year ended 2007 and 2006, under the binomial valuation method, was $26.37 per share and $19.54 per share, respectively. The weighted average fair value of options granted during the year ended 2005, under the Black-Scholes valuation method, was $7.14 per share. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Years ended
	September 29, 2007	September 30, 2006	September 24, 2005
Risk-free interest rates	5.0%	4.6%	3.7%
Expected dividend yield	—	—	—
Expected life (in years)	5.0	4.7	4.5
Expected volatility	55.0%	55.0%	61.0%

The assumptions used to calculate the pro forma disclosure for shares purchased under the Employee Stock Purchase Plan for the fiscal year 2005 are as follows:

Year ended September 24, 2005
Risk-free interest rates	2.3%
Expected dividend yield	—
Expected life (in years)	0.5
Expected volatility	39.7%

The Employee Stock Purchase Plan was terminated in fiscal 2005.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Net Income Per Share

Basic and diluted net income per share is presented in conformity with SFAS No. 128, Earnings per Share. Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Dilutive net income per share in 2007, 2006 and 2005 includes the effects of all dilutive, potentially issuable common shares using the treasury stock method.

Basic and diluted weighted average common shares for fiscal years 2007, 2006, and 2005 are as follows:

	Years ended
	September 29, 2007	September 30, 2006	September 24, 2005
Basic weighted-average common shares outstanding	53,436	46,512	42,824
Weighted-average common equivalent shares	1,398	2,108	2,302

Diluted weighted-average common shares outstanding	54,834	48,620	45,126

Dilutive weighted-average shares outstanding do not include 658, 285 and 133 common-equivalent shares for fiscal years 2007, 2006 and 2005, respectively, as their effect would have been anti-dilutive. Dilutive weighted-average shares outstanding also exclude 84 and 51 of unvested restricted stock units for fiscal 2007 and 2006, respectively as their effect would have been anti-dilutive.

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

Product warranty activity for the years ended September 29, 2007 and September 30, 2006 is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired Reserves	Write- Offs/ Payments	Balance at End of Period
Period end:
September 29, 2007	$8,987	$10,947	—	$(7,847)	$12,087
September 30, 2006	$6,674	$6,020	$941	$(4,648)	$8,987

Restructuring Accrual

Workforce reduction

As of the dates of acquisition of AEG Elektrofotografie GmbH, R2 Technology, Inc. (R2) and Suros Surgical, Inc. (Suros) (see Note 3), management of the Company began assessing and formulating a plan to involuntarily terminate certain employees of the acquired companies. In the fourth quarter of fiscal 2006, the Company approved a headcount reduction plan under which the Company terminated 53 manufacturing and administrative personnel and 21 manufacturing and administrative personnel of the acquired AEG Elektrofotografie subsidiaries in Germany and United States, respectively. In the fourth quarter of fiscal 2006, the Company also finalized and approved a headcount reduction plan under which the Company terminated 58 personnel of R2 across all functional areas of the acquired entity. During the second quarter of fiscal 2007 the

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Company finalized and approved a head count reduction under which the Company terminated two members of the Suros executive management team. These reduction plans resulted in a liability for costs associated with an employee severance arrangement of approximately $3,135 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. During the third quarter of fiscal 2007, the Company reduced this liability by approximately $241, with a corresponding reduction in goodwill as it completed its plan of restructure for AEG and had no remaining payments. The cost was included in the respective purchase price allocations. The Company has made payments totaling $2,789 through September 29, 2007 and anticipates the remaining amount of $105 to be paid in fiscal 2008.

Lease charges

In conjunction with the acquisition of R2 (see Note 3), the Company recorded a liability for lease abandonment costs of $312 related to lease payments on leased facilities in Santa Clara, California. The costs were included in the respective purchase price allocations in accordance with EITF Issue No. 95-3. As of September 29, 2007 the Company had made all lease payments.

Advertising Costs

Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $6,683, $5,003 and $4,000 for fiscal 2007, 2006 and 2005, respectively, and were included in selling and marketing expense in the Consolidated Statements of Income.

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

The Company has evaluated the impact of the adoption of FIN 48 and does not expect that the adoption will have a material impact on its results of operation or financial position.

On September 13, 2006, the SEC staff published SAB No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 does not change the SEC staff’s previous positions in SAB 99, Materiality, regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 acknowledges the existing diversity in practice in this area and discusses techniques commonly used to accumulate and quantify misstatements. The “rollover” method used by some companies and auditors quantifies a misstatement based on the effects of correcting the misstatement existing in the current period income statement. The “iron curtain” method quantifies a misstatement based on the effects of correcting the misstatement in the balance sheet at the end of the current period, regardless of the misstatement’s period of origin. The SEC staff does not believe exclusive reliance on one method biased toward either the income statement or the balance sheet is appropriate. The staff believes that registrants and auditors must quantify the effects on the current year financial statements of correcting all misstatements, including both carryover and reversing effects of uncorrected prior year misstatements. After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a registrant’s financial statements must be adjusted. SAB 108 is effective for fiscal years ending after November 15, 2006, which is the Company’s year ending September 29, 2007. The adoption of SAB 108 did not have a material impact on the Company’s results of operations or financial condition.

On September 15, 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements, SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is not permitted. Therefore, the Company will adopt SFAS 157 in fiscal 2009, which commences on September 28, 2008. The Company is currently evaluating the impact that the adoption of SFAS 157 will have on its consolidated financial statements.

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

In June 2006, the FASB ratified EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of this consensus includes any taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value-added, and some excise taxes. Per the consensus, the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. The Company presents sales net of sales taxes in its consolidated statements of income. Issue No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. No change of presentation has resulted from the Company’s adoption of Issue No. 06-3.

In July 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of this consensus includes the determination that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. Issue No. 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The consensus may not be applied to earlier periods. Early adoption of the provisions is not permitted. The Company’s historical policy has been to capitalize upfront nonrefundable advance payments related to research and development activities and expense these amounts as the goods are delivered or services rendered. Therefore, the adoption of this consensus is not expected to have any impact on the Company’s consolidated financial statements.

3.	Business Combinations

Fiscal 2007 Acquisition:

BioLucent, Inc.

On September 18, 2007 the Company completed the acquisition of BioLucent, Inc. (BioLucent) pursuant to a definitive agreement dated June 20, 2007. The results of operations for BioLucent have been included in the Company’s consolidated financial statements from the date of acquisition as part of its Mammography/Breast Care business segment. The Company has concluded that the acquisition of BioLucent does not represent a material business combination and therefore no pro forma financial information has been provided herein.

BioLucent, previously located in Aliso Viejo, California, develops, markets and sells MammoPad breast cushions to decrease the discomfort associated with mammography. Prior to the acquisition, BioLucent’s primary research and development efforts were directed at its brachytherapy business which was focused on breast cancer therapy. Prior to the acquisition, BioLucent spun-off its brachytherapy technology and business to the holders of BioLucent’s outstanding shares of capital stock. As a result, the Company only acquired BioLucent’s Mammopad cushion business and related assets. The Company invested $1,000 directly in the spun-off brachytherapy business in exchange for shares of preferred stock issued by the new business.

The aggregate purchase price for BioLucent was approximately $73,200 (subject to adjustment) consisting of approximately $6,800 in cash and 1,157 shares of Hologic Common Stock valued at approximately $63,200, debt assumed and paid off of approximately $1,600 and approximately $1,600 for acquisition related fees and expenses. The Company determined the fair value of the shares issued in connection with the acquisition in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The acquisition also provides for up to two annual earn out payments not to exceed $15,000 in the aggregate based on BioLucent’s achievement of certain revenue targets. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. The allocation of the purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed as of September 18, 2007. The Company is in the process of gathering information to finalize its valuation of certain assets and liabilities. The purchase price allocation will be finalized once the Company has all necessary information to complete its estimate, but generally no later than one year from the date of acquisition. The components and initial allocation of the purchase price, consists of the following approximate amounts:

Net tangible assets acquired as of September 18, 2007	$2,800
Developed technology and know how	12,300
Customer relationship	17,000
Trade name	2,800
Deferred income tax liabilities, net	(9,500)
Goodwill	47,800

Estimated Purchase Price	$73,200

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer relationship, trade name and developed technology and know how had separately identifiable values. The fair value of these intangible assets was determined through the application of the income approach. Customer relationship represents a large customer base that are expected to purchase this disposable product on a regular basis. Trade name represents the BioLucent product names that the Company intends to continue to use. Developed technology and know how represents currently marketable purchased products that the Company continues to sell as well as utilize to enhance and incorporate into the Company’s existing products.

The deferred income tax liability relates to the tax effect of acquired identifiable intangible assets, and fair value adjustments to acquired inventory as such amounts are not deductible for tax purposes partially offset by acquired net operating loss carryforwards of approximately $2,400.

Fiscal 2006 Acquisitions:

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

AEG specializes in the manufacture of photoconductor materials for use in a variety of electro photographic applications including for the coating of the Company’s digital detectors. The acquisition of AEG allows the Company to have control over a critical step in its detector manufacturing process—to more efficiently manage

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

its supply chain and improve manufacturing margins. The combination of the companies should also facilitate further manufacturing efficiencies and accelerate research and development of new detector products. AEG was a privately held group of companies headquartered in Warstein, Germany, with manufacturing operations in Germany, China and the United States.

The aggregate purchase price for AEG was approximately $31,300 (subject to adjustment) consisting of EUR $24,100 in cash and 110 shares of Hologic Common Stock valued at $5,300, and approximately $1,900 for acquisition related fees and expenses. The Company determined the fair value of the shares issued in connection with the acquisition in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. These 110 shares were subject to contingent put options pursuant to which the holders had the option to resell the shares to the Company during a period of one year following the completion of the acquisition if the closing price of the Company’s stock falls and remains below a threshold price. The put options were never exercised and expired on May 2, 2007.

The acquisition also provided for a one-year earn out of EUR 1,700 (approximately $2,000 USD) which was payable in cash if AEG calendar year 2006 earnings, as defined, exceeded a pre-determined amount. AEG’s 2006 earnings did not exceed such pre-determined amounts and no payment was made. The components and allocation of the purchase price, consists of the following approximate amounts:

Net tangible assets acquired as of May 2, 2006	$24,800
In-process research and development	600
Developed technology and know how	1,900
Customer relationship	800
Trade name	400
Deferred income taxes	(3,000)
Goodwill	5,800

Estimated Purchase Price	$31,300

The Company implemented a plan to restructure certain of AEG’s historical activities. The Company originally recorded a liability of approximately $2,100 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees under this plan. Upon completion of the plan in fiscal 2007 the Company reduced this liability by approximately $241 with a corresponding reduction in goodwill. All amounts have been paid as of September 29, 2007. As part of the AEG acquisition the Company acquired a minority interest in the equity securities of a private German company. The Company estimated the fair value of these securities to be approximately $1,400 in its original purchase price allocation. During the year ended September 29, 2007, the Company sold these securities for proceeds of approximately $2,150. The difference of approximately $750 between the preliminary fair value estimate and proceeds upon sale has been recorded as a reduction of goodwill. The final purchase price allocations were completed within one year of the acquisition and the adjustments did not have a material impact on the Company’s financial position or results of operations. There have been no other material changes to the purchase price allocation as disclosed in the Company’s Form 10-K for the year ended September 30, 2006.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer relationship, trade name, developed technology and know how and in-process research and development had separately identifiable values. The fair value of these intangible assets was determined through the application of the income approach. Customer relationship represents AEG’s high dependency on a small number of large accounts. AEG markets its products through distributors as well as directly to its own customers. Trade name represents AEG’s product names that the Company intends to continue to use. Developed technology and know how represents currently marketable

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

purchased products that the Company continues to sell as well as utilize to enhance and incorporate into the Company’s existing products. The intangible assets are expected to be amortized on a straight-line basis over the expected useful lives as the anticipated undiscounted cash flows are relatively consistent over the expected useful lives of the intangible assets.

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

The Company had an existing relationship with AEG as a supplier of inventory items. The supply agreement was entered into in prior years at arm’s length terms and conditions. No minimum purchase requirements existed and the pricing was consistent with other vendor agreements.

Acquisition of R2 Technology, Inc.

On July 13, 2006, the Company completed the acquisition of R2 Technology, Inc. (R2) pursuant to an Agreement and Plan of Merger dated April 24, 2006. The results of operations for R2 have been included in the Company’s consolidated financial statements from the date of acquisition as part of its Mammography/Breast Care business segment. R2, previously located in Santa Clara, California, develops and sells computer-aided detection technology and products (CAD), an innovative technology that assists radiologists in the early detection of breast cancer.

The aggregate purchase price for R2 of approximately $220,600 consisted of approximately 4,400 shares of Hologic Common Stock valued at $205,500, cash paid of $6,900, debt assumed of $5,700 and approximately $2,500 for acquisition related fees and expenses. The Company determined the fair value of the shares issued in connection with the acquisition in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The components and allocation of the purchase price, consists of the following approximate amounts:

Net tangible assets acquired as of July 13, 2006	$1,200
In-process research and development	10,200
Developed technology and know how	39,500
Customer relationship	15,700
Trade name	3,300
Order Backlog	800
Deferred income taxes	4,400
Goodwill	145,500

Estimated Purchase Price	$220,600

The Company finalized and completed a plan to restructure certain of R2’s historical activities. As of the acquisition date the Company recorded a liability of approximately $798 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees and loss related to the abandonment of certain lease space under this plan. All amounts under this plan have been paid as of September 29, 2007. The Company reduced goodwill related to the R2 acquisition in the amount of approximately $400 during the year ended September 29, 2007. The reduction was primarily related to a change in the preliminary valuation of certain assets and liabilities acquired based on information received during the year. The final purchase price allocations were completed within one year of the

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

acquisition and the adjustments did not have a material impact on the Company’s financial position or results of operation. There have no other material changes to the purchase price allocation as disclosed in the Company’s Form 10-K for the year ended September 30, 2006.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer relationship, trade name, developed technology and know how and in-process research and development had separately identifiable values. Customer relationship represents R2’s strong active customer base, dominant market position and strong partnership with several large companies. Trade name represents the R2 product names that the Company intends to continue to use. Order backlog consists of customer orders for which revenue has not yet been recognized. Developed technology and know how represents currently marketable purchased products that the Company continues to resell as well as utilize to enhance and incorporate into the Company’s existing products.

The estimated $10,200 of purchase price allocated to in-process research and development projects primarily related to R2’s Digital CAD products. The projects added direct digital algorithm capabilities as well as a new platform technology to analyze images and breast density measurement. The projects were substantially completed as planned in fiscal 2007.

The deferred income tax asset relates to the tax effect of acquired net operating loss carry forwards that the Company believes are realizable partially offset by acquired identifiable intangible assets, and fair value adjustments to acquired inventory as such amounts are not deductible for tax purposes.

Acquisition of Suros Surgical Systems, Inc.

On July 27, 2006, the Company completed the acquisition of Suros Surgical Systems, Inc. (Suros), pursuant to an Agreement and Plan of Merger dated April 17, 2006. The results of operations for Suros have been included in the Company’s consolidated financial statements from the date of acquisition as part of its Mammography/Breast Care business segment. Suros, located in Indianapolis, Indiana, develops, manufactures and sells minimally invasive interventional breast biopsy technology and products for biopsy, tissue removal and biopsy site marking.

The initial aggregate purchase price for Suros of approximately $248,100 (subject to adjustment) consisted of 2,300 shares of Hologic Common Stock valued at $106,500, cash paid of $139,000, and approximately $2,600 for acquisition related fees and expenses. The Company determined the fair value of the shares issued in connection with the acquisition in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The components and allocation of the purchase price, consists of the following approximate amounts:

Net tangible assets acquired as of July 27, 2006	$11,800
In-process research and development	4,900
Developed technology and know how	46,000
Customer relationship	17,900
Trade name	5,800
Deferred income taxes	(21,300)
Goodwill	202,000

Estimated Purchase Price	$267,100

The acquisition also provides for a two-year earn out. The earn-out is payable in two annual cash installments equal to the incremental revenue growth in Suros’ business in the two years following the closing.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration represents additional purchase price. During the fourth quarter of fiscal 2007 the Company paid approximately $19,000 to former Suros shareholders for the first annual earn-out period resulting in an increase to goodwill for the same amount. Goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable for the second annual earn-out. In addition to the earn-out discussed above, the Company increased goodwill related to the Suros acquisition in the amount of $210 during the year ended September 29, 2007. The increase was primarily related to recording a liability of approximately $550 in accordance with EITF 95-3 related to the termination of certain employees who have ceased all services for the Company. Approximately $400 of this liability was paid during the year ended September 29, 2007 and the balance is expected to be paid by the end of the second quarter of fiscal 2008. This increase was partially offset by a decrease to goodwill as a result of a change in the valuation of certain assets and liabilities acquired based on information received during the year ended September 29, 2007. There have been no other material changes to purchase price allocations as disclosed in the Company’s Form 10-K for the year ended September 30, 2006.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer relationship, trade name, developed technology and know how and in-process research and development had separately identifiable values. Customer relationship represents Suros large installed base that are expected to purchase disposable products on a regular basis. Trade name represent the Suros product names that the Company intends to continue to use. Developed technology and know how represents currently marketable purchased products that the Company continues to resell as well as utilize to enhance and incorporate into the Company’s existing products.

The estimated $4,900 of purchase price allocated to in-process research and development projects primarily related to Suros’ disposable products. The projects were at various stages of completion and include next generation handpiece and site marker technologies. The Company has continued to work on these projects and expects they will be completed during fiscal 2008.

The deferred income tax liability relates to the tax effect of acquired identifiable intangible assets, and fair value adjustments to acquired inventory as such amounts are not deductible for tax purposes, partially offset by acquired net operating loss carry forwards that the Company believes are realizable.

For all of the acquisitions discussed above, goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of each AEG, BioLucent, R2 and Suros resulted in the recognition of goodwill primarily because of synergies unique to the Company and the strength of its acquired workforce.

Supplemental Unaudited Pro-forma Information

The following unaudited pro forma information presents the consolidated results of operations of the Company, R2 and Suros as if the acquisitions had occurred at the beginning of fiscal 2006, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing and certain other adjustments together with related tax effects:

2006
Net revenue	$524,340
Net income	28,649
Net income per share—basic	$0.55
Net income per share—assuming dilution	$0.33

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The $15,100 charge for purchased research and development that was a direct result of these two transactions is excluded from the unaudited pro forma information above. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisitions of both R2 and Suros occurred at the beginning of the periods presented.

4.	Acquisition of Intangible Assets

On September 29, 2005, pursuant to an Asset Purchase Agreement between the Company and Fischer Imaging Corporation (Fischer), dated June 22, 2005, the Company acquired the intellectual property and customer lists relating to Fischer’s mammography business and products for $26,900 in cash and cancellation of the principal and interest outstanding under a $5,000 secured loan previously provided by the Company to Fischer.

The aggregate purchase price for the Fischer intellectual property and customer lists was approximately $33,000, which included approximately $1,000 related to direct acquisition costs. In accordance with Emerging Issues Task Force Issue No. 98-3, Determining Whether a Non-monetary Transaction Involved Receipt of Productive Assets or of a Business, the Company determined that the acquisition does not qualify as an acquisition of a business and in accordance with SFAS No. 141 and SFAS No. 142, the purchase price has been allocated to the acquired assets of Fischer based on their fair value.

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

In addition, the Company allocated approximately $23,200 and $5,600 to developed technology and know how and customer lists, respectively through the application of the income approach to determine the fair value of the acquired assets. Developed technology and know how represents patented and unpatented technology and know-how related to the Fischer digital mammography and breast biopsy systems. Developed technology and know how is expected to be amortized over a period of 12.5 years. Customer lists represent established relationships with customers, which provides a ready channel for the sale of additional products and services. Customer lists are expected to be amortized over a period of 8.5 years.

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

As a result of an FTC inquiry, the Company sold all of the intellectual property acquired from Fischer relating to the Mammotest system, in the fourth quarter of fiscal 2006 for $6,500, subject to the Company’s retention of a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use that intellectual property. In connection with this sale, the Company recorded an impairment charge of approximately $1,400 and a resulting net gain of approximately $5,100 from the proceeds on the sale.

5.	Credit Facilities

Bank of America Line of Credit

On September 25, 2006, the Company entered into an amended and restated $150,000 unsecured line of credit agreement with Bank of America, N.A. and the other lenders party thereto (BOA Credit Agreement). At the Company’s option, committed loans (as defined in the BOA Credit Agreement) outstanding under the BOA Credit Agreement will bear interest at a rate equal to (a) Eurodollar Rate—the British Bankers Association London Inter-Bank offered Rate for dollar deposits (“LIBOR”) plus the applicable margin (as defined in the BOA Credit Agreement, which margins ranges from 0.625% to 1.00% depending on the Company’s consolidated leverage ratio) or (b) Base Rate—the higher of the (i) the Bank of America prime rate and (ii) the Federal Funds rate plus 0.50% (the “Base Rate”). The BOA Credit Agreement includes financial covenants requiring the Company to maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum consolidated interest coverage ratio of 3.00:1.00. The BOA Credit Agreement also contains events of default that permit the acceleration of the loans and the termination of the BOA Credit Agreement, including, but not limited to, payment default under the BOA Credit Agreement and cross-default under certain other indebtedness, the breach of certain covenants, the entry of material judgments, and the occurrence of bankruptcy, insolvency of change of control events. Certain of these clauses have been determined to represent subjective acceleration clauses. There is no requirement to maintain a lock-box arrangement with Bank of America, N.A and the other lenders party thereto. There were no amounts outstanding under this agreement as of September 29, 2007. Borrowings that were outstanding during the year ended September 29, 2007 had applicable interest rates ranging from 5.9% to 6.2%. Interest expense and related fees incurred under this line of credit totaled $1,554 and $738 for the years ended September 29, 2007 and September 30, 2006, respectively. The Company was in compliance with its financial covenants as of September 29, 2007. In connection with the Cytyc acquisition and a new credit agreement entered into on October 22, 2007, the BOA Credit Agreement was terminated and replaced with a new $200,000 senior secured revolving credit facility and $2.35 billion of Term loans (Note 19).

European Line of Credit

The Company maintains an unsecured line of credit with a bank for the equivalent of $3,000, which bears interest at the Europe Interbank Offered Rate (4.8% at September 29, 2007) plus 1.50%. There were no amounts outstanding during 2007 and 2006. The borrowings under this line are primarily used by the Company’s European subsidiaries to settle intercompany sales and are denominated in the respective local currencies of its European subsidiaries. The line of credit may be canceled by the bank with 30 days’ notice. There were no borrowings outstanding under the line of credit during 2007, 2006, or 2005. No interest expense was incurred for fiscal 2007, 2006 and 2005 on this line of credit.

Debt

The Company’s AEG subsidiary has approximately $11,000 outstanding at September 29, 2007 under certain debt agreements. The terms of the agreements have various maturities ranging from December 30, 2011 through September 15, 2012. Outstanding borrowings had a weighted average interest rates of 6.34% and 5.82% during the years ended September 29, 2007 and September 30, 2006, respectively. Interest expense incurred under these debt agreements totaled $1,208 and $307 during the in fiscal 2007 and 2006, respectively.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Future debt principal payments under these debt arrangements are approximately as follows:

Fiscal 2008	$1,977
Fiscal 2009	1,977
Fiscal 2010	1,977
Fiscal 2011	1,422
Fiscal 2012	3,846
Thereafter	—

Total	$11,199

6.	Derivative Financial Instruments and Hedging Agreements

Interest rate swaps

In connection with the debt assumed from the AEG acquisition (see Notes 3 and 5), the Company acquired interest rate swap contracts used to convert the floating interest-rate component of certain debt obligations to fixed rates. These agreements did not qualify for hedge accounting under Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and thus were marked to market each reporting period with the change in fair value recorded to other income (expense), net in the accompanying consolidated statements of income. The Company terminated all outstanding interest rate swaps in the fourth quarter of fiscal 2007 which resulted in a gain of $75 recorded in Consolidated Statement of Income.

Forward Contracts

Also in connection with the AEG acquisition, the Company assumed certain foreign currency forward contracts to hedge, on a net basis, the foreign currency fluctuations associated with a portion of the AEG’s assets and liabilities that were denominated in the US dollar, including inter-company accounts. Increases or decreases in the Company’s foreign currency exposures are partially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. The terms of these forward contracts are of a short-term nature (6 to 12 months). The Company does not use forward contracts for trading or speculative purposes. The forward contracts are not designated as cash flow or fair value hedges under SFAS No. 133 and do not represent effective hedges. All outstanding forward contracts are marked to market at the end of the period and recorded on the balance sheet at fair value in other current assets and other current liabilities. The changes in fair value from these contracts and from the underlying hedged exposures are generally offsetting were recorded in other income, net in the accompanying Consolidated Statements of Income and these amounts were not material.

As of September 29, 2007, all of the forward exchange contracts assumed in the AEG acquisition had matured and the Company had no forward exchange contracts outstanding.

7.	Pension and Other Employee Benefits

In conjunction with the May 2, 2006 acquisition of AEG, the Company assumed certain defined benefit pension plans covering the employees of the AEG German subsidiary (Pension Benefits). On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. As required by SFAS No. 158, the Company used a prospective approach in its adoption of SFAS No. 158. As of September 29, 2007, the Company recognized the funded status of its deferred benefit pension plan. The adoption of SFAS No. 158 did not impact the Company’s compliance with its debt covenants under its credit agreements, cash position or results of operations.

The following table summarizes the incremental effect of adopting SFAS No. 158 on individual line items in the Consolidated Balance Sheet as of September 29, 2007:

	Before Adoption of SFAS No. 158	Adjustments (In thousands)	After Adoption of SFAS No. 158
Accumulated other comprehensive income	$—	$2,212	$2,212
Total stockholders’ equity	$803,511	$2,212	$805,723

As of September 29, 2007, the Company has recorded a pension liability of approximately $7,627 as a component of accrued expenses in the accompanying consolidated financial statements. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Benefits are safeguarded by the Pension Guaranty Fund; a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency.

The tables below provide a reconciliation of benefit obligations, plan assets, funded status, and related actuarial assumptions of the Company’s German Pension Benefits.

Change in Benefit Obligation	Pension Benefits
	September 29, 2007	September 30, 2006
Benefit obligation at beginning of year (as of acquisition date May 2, 2006)	$(8,005)	$(8,635)
Service cost	—	(1)
Interest cost	(397)	(141)
Plan participants’ contributions	—	—
Actuarial gain	1,455	677
Foreign exchange	(947)	—
Benefits paid	267	95

Benefit obligation at end of year	(7,627)	(8,005)
Plan assets	—	—

Funded status	$(7,627)	$(8,005)

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The tables below outline the components of net periodic benefit cost and related actuarial assumptions of the Company’s German Pension Benefits plan.

Components of Net Periodic Benefit Cost	Pension Benefits
	2007	2006
Service cost	$—	$—
Interest cost	411	355
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Recognized net actuarial gain	(91)	(1)

Net periodic benefit cost	$320	$354

	Pension Benefits
Weighted-Average Net Periodic Benefit Cost Assumptions	2007	2006
Discount rate	5.5%	4.5%
Expected return on plan assets	0%	0%
Rate of compensation increase	0%	0%

The projected benefit obligation for the German Pension Benefits plans with projected benefit obligations in excess of plan assets was $7,627 and $8,005 at September 29, 2007 and September 30, 2006 and the accumulated benefit obligation for the German Pension Benefits plans was $7,627 and $8,005 at September 29, 2007 and September 30, 2006.

There also exists the obligation to pay long-term service awards benefits. The projected benefit obligation for long-term service awards was $554 and $489 at September 29, 2007 and September 30, 2006, respectively.

The table below reflects the total Pension Benefits expected to be paid from the plans.

Pension Benefits
2008	$305
2009	338
2010	346
2011	361
2012	379
2013-2017	2,176

The Company also maintains additional contractual pension benefits for its top German executive officers in the form of a defined contribution plan. Contributions in fiscal 2007 and 2006 were $175 and $83, respectively.

8.	Income Taxes

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The provision (benefit) for income taxes in the accompanying consolidated statements of income consists of the following:

	Years ended
	September 29, 2007	September 30, 2006	September 24, 2005
Federal:
Current	$39,096	$26,164	$5,153
Deferred	6,053	(3,540)	18

	45,149	22,624	5,171

State:
Current	6,735	4,240	987
Deferred	(2,101)	(630)	(153)

	4,634	3,610	834

Foreign:
Current	6,167	196	434
Deferred	(2,039)	(630)	—

	4,128	(434)	434

	$53,911	$25,800	$6,439

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Years ended
	September 29, 2007	September 30, 2006	September 24, 2005
Income tax provision at federal statutory rate	35%	35%	35%
Increase (decrease) in tax resulting from:
Change in valuation allowance	(0.4)	1.3	(17.9)
Release of tax reserves	—	—	(2.2)
State tax provision, net of federal benefit	3.3	4.0	3.1
Tax Credits	(1.4)	(0.2)	(0.1)
In-process research and development	—	10.3	—
Permanent differences	(0.7)	(1.7)	0.5
Other	0.5	(0.2)	0.2

	36.3%	48.5%	18.6%

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

	Years ended
	September 29, 2007	September 30, 2006	September 24, 2005
Domestic	$137,659	$54,542	$33,662
Foreign	10,830	(1,319)	1,033

	$148,489	$53,223	$34,695

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The components of the net deferred tax asset recognized in the accompanying Consolidated Balance Sheets are as follows:

	September 29, 2007	September 30, 2006
Deferred tax assets
Net operating loss carryforwards	$30,761	$53,447
Nondeductible accruals	6,153	1,858
Nondeductible reserves	8,954	6,070
Other temporary differences	(8,370)	3,074
Research and other credits	4,681	3,503

	$42,179	$67,952
Deferred Tax Liabilities
Depreciation and amortization	(58,736)	(67,560)

	$(16,557)	$392
Valuation allowance	(9,059)	(10,486)

	$(25,616)	$(10,094)

The Company generated significant tax loss carryforwards during fiscal 2001 and 2000, which may be carried forward for 16 and 15 years, respectively. Under SFAS No. 109, the Company can only recognize a deferred tax asset for future benefit of its tax loss carryforward to the extent that it is “more likely than not” that these assets will be realized. The Company has a valuation allowance against a portion of its remaining potential deferred tax assets. The valuation allowance primarily relates to federal and state operating net losses from the Suros and R2 acquisitions, for which realization is uncertain.

In determining the realizability of these assets, the Company considers numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. In fiscal 2007 the Company released valuation allowance on net operating losses generated by excess stock deductions. The approximate $710 of tax benefit associated with these net operating losses was recorded as an increase to additional paid in capital. Additionally, the Company recorded a decrease of approximately $280 to its valuation allowance against certain federal and state net operating losses acquired in the Suros and R2 acquisitions with a corresponding reduction to goodwill. The remaining change in valuation allowance is attributable to the decrease in valuation allowance recognized on certain state tax assets generated through 2007. The Company believes it is more likely than not that these state tax assets will be realized.

In addition to the $710 discussed above, the Company also recorded a $21,216 increase to additional paid in capital related to the excess tax benefit of stock options exercised in the current year. The total increase to additional paid in capital, recorded in 2007, related to the excess tax benefit of stock options was $21,926.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

As of September 29, 2007 the Company had total net operating loss and credit carryforwards of approximately $84,300 and $4,700, respectively. The following table summarizes the expiration periods of the net operating loss and credit carryforwards:

	Period of Expiration
	2010-2015	2016-2020	2021-2025	2026-2030	No expiration	Total
Net operating loss	$—	$51,503	$29,730	$3,071	$—	$84,304
R&D credit	$—	$1,295	$1,560	$—	$—	$3,106
CT credit	$18	$958	$271	$—	$—	$1,247
MA ITC credit	$144	$—	$—	$—	$185	$329

The Company had previously recorded reserves for taxes that may become payable as a result of federal and state audits. The Company establishes reserves based on management’s assessment of exposure associated with permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserve. During the fourth quarter of fiscal 2005, the Company received notification that the Joint Committee on Taxation had no exceptions with the Internal Revenue Service’s conclusions on several tax returns under examination. Therefore, the Company released $750 of tax reserves related to these returns.

9.	Common Stock

On October 22, 2007 the Company’s certificate of incorporation was amended to increase the number of authorized shares of the Company’s common stock thereunder from 90,000 to 300,000.

Stock Option Plans

The Company’s 1994 Stock Option Plan (the 1994 Plan) and the 1995 Stock Option Plan (the 1995 Plan), both of which were originally adopted by Fluoroscan and assumed by the Company upon its combination with Fluoroscan in 1996, are administered by the Board of Directors. As of September 29, 2007, the Company had no shares available for future grant under these plans.

In June 1995, the Board of Directors adopted the 1995 Combination Stock Option Plan (the 1995 Combination Plan), pursuant to which the Company is authorized to issue 2,200 options to purchase shares of common stock. Under the terms of the 1995 Combination Plan, the Company may grant employees either incentive stock options or nonqualified stock options to purchase shares of the Company’s common stock at a price not less than the fair market value at the date of grant. In addition, the Company may grant nonqualified options to other participants, such as consultants and advisors. As of September 29, 2007, the Company had no shares available for future grant under this plan.

The Company’s 1990 Nonemployee Director Stock Option Plan (the Directors’ Plan) allowed for eligible directors to receive options to purchase 20 shares of common stock upon election as a director. The options vest ratably over a five-year period. In addition, eligible directors were entitled to annual option grants to purchase 16 shares of common stock, which vest after six months. Option grants under the Directors’ Plan were made at not less than fair market value on the date of grant. As of September 29, 2007, the Company had no shares available for future grant under this plan.

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

In March 1999, the Board of Directors adopted the 1999 Equity Incentive Plan (the 1999 Plan), pursuant to which the Company is authorized to issue 600 shares, plus an annual increase, as defined, on the first day of each fiscal year following the adoption of the 1999 Plan. Effective September 25, 2005 and October 1, 2006, the Board of Directors increased the number of shares available by 1,000 shares each year bringing the total shares available for issuance to 7,660. Under the terms of the 1999 Plan, the Company may grant employees either incentive stock options or nonqualified stock options. In addition, the Company may grant non-employee director’s nonqualified stock options. The exercise price of the options granted under this plan may not be less than the fair market value of the Company’s stock on the date on which the option was granted. As of September 29, 2007, the Company had 943 shares available for future grant under this plan. Effective September 30, 2007 the Board of Directors increased the number of shares available by 1,000 bringing the total shares available for issuance to 8,660. On October 18, 2007 the stockholders of the Company approved an increase in the number of shares available by 4,000 bringing the total shares available for issuance to 12,660.

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

Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans). The merger with Cytyc in the first quarter of fiscal 2008 qualifies as a change of control under certain of the Company’s outstanding option and share awards. As a result, the Company expects to recognize approximately $2,600 of compensation expense related to the acceleration in the first quarter of fiscal 2008 upon the close of the merger.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The following table summarizes all stock award activity under all of the plans for the three years in the period ended September 29, 2007:

	Number of Shares	Per Share Exercise Price	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 25, 2004	6,851	$1.59 – 22.13	$5.52
Granted	1,060	9.02 – 26.44	13.47
Terminated	(129)	2.06 – 18.34	8.37
Exercised	(3,077)	1.59 – 15.29	4.99	$38,925

Outstanding at September 24, 2005	4,705	1.97 – 26.44	7.58
Granted	952	26.38 – 55.27	40.73
Terminated	(66)	2.50 – 53.67	14.06
Exercised	(1,426)	1.97 – 27.73	7.41	$50,713

Outstanding at September 30, 2006	4,165	$1.97 – 55.27	$15.12	$120,030
Granted	153	42.89 – 62.26	51.36
Terminated	(111)	4.50 – 61.67	39.69
Exercised	(1,347)	1.97 – 49.30	7.86	$63,477

Outstanding at September 29, 2007	2,860	$1.97 – 62.26	19.53	$118,599

Exercisable at September 29, 2007	1,691	$1.97 – 55.27	11.10	$84,384

Exercisable at September 30, 2006	2,443	$1.97 – 37.92	$7.57	$87,836

Exercisable at September 24, 2005	3,069	$1.97 – $26.44	$7.42	$59,716

Vested and expected to vest at September 29, 2007 (1)	2,620

Available for Grant at September 29, 2007	943

(1)	This represents the number of vested stock options as of September 29, 2007 plus the unvested outstanding options at September 29, 2007 expected to vest in the future, adjusted for estimated forfeitures.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The table below provides the range of exercise prices for options outstanding and options exercisable at September 29, 2007, however, the table excludes restricted stock units issued in fiscal 2006 and 2007 for 54 and 30 shares of common stock with a weighted average exercise price of $46.38 and $48.30 respectively:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$ 1.97–$2.53	100	3.25	$2.44	100	$2.44
$ 2.56–$3.62	58	2.61	3.17	58	3.17
$ 3.63–$5.13	490	4.82	4.69	490	4.69
$ 5.25–$7.13	569	5.94	6.99	312	6.91
$ 7.15–$10.18	451	3.28	9.83	427	9.84
$10.42–$13.31	41	7.15	12.61	19	12.60
$13.60–$18.48	78	7.40	17.13	22	14.73
$18.56–$27.73	316	8.01	25.65	119	23.88
$28.15–$42.24	121	8.31	36.47	46	36.44
$42.30–$62.26	636	8.75	47.73	98	46.95

$ 1.97–$62.26	2,860	6.18	19.53	1,691	11.10

A summary of the status of the Company’s Restricted Stock Units and the Company’s only non-vested shares, as of September 29, 2007, and changes during the two years ended September 29, 2007, is presented below:

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 25, 2005	—	$—
Granted.	54	46.38
Vested	—	—
Forfeited	—	—
Non-vested at September 25, 2006	54	46.38
Granted.	31	48.30
Vested	—	—
Forfeited	(1)	48.30
Non-vested at September 29, 2007	84	$47.06

As of September 29, 2007, the Company had approximately $46,753 of excess tax benefits available for potential deferred tax write-offs related to option accounting.

Employee Stock Purchase Plan

The Company had an Employee Stock Purchase Plan (the ESP Plan) in compliance with Section 423 of the Internal Revenue Code. Employees who had completed three consecutive months, or two years, whether or not consecutive, of employment with the Company or any of its participating subsidiaries were eligible to participate in the ESP Plan. The ESP Plan allowed participants to purchase common stock of the Company at 85% of the fair market value, as defined. During the fiscal year ended September 24, 2005 the Company issued 47 shares under the ESP Plan. On February 28, 2005, the Board of Directors approved to discontinue the ESP Plan effective on July 1, 2005.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Rights Agreement

On September 17, 2002, the Board of Directors adopted a new shareholder rights plan (the 2002 Rights Plan) to replace the December 1992 Plan when it expired on December 31, 2002. In addition to certain other modifications, the 2002 Rights Plan uses preferred stock purchase rights rather than common stock purchase rights. To affect the 2002 Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of the Company’s common stock outstanding as of the close of business on December 31, 2002. Each right entitles the registered holder to purchase one-half of one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock (after taking into account the two-for-one stock split effected on November 30, 2005) at a purchase price of $30.00. The rights will be exercisable if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or announces a tender or exchange offer for 15% or more of the Company’s common stock. At such time, each holder of a right (other than the 15% holder) will thereafter have a right to purchase, upon payment of the purchase price of the right, that number of shares of the Company’s common stock, which have a market value of twice the purchase price of the right. The 2002 Rights Plan is designed to deter coercive or unfair takeover tactics and to ensure that all of the Company’s shareholders receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company. On May 20, 2007, in connection with signing the merger agreement for the business combination with Cytyc, the Company amended the 2002 Rights Plan to render it inapplicable to the merger agreement, the Cytyc merger and the issuance of shares of the Company’s common stock to the Cytyc stockholders in connection with the merger.

10.	Profit Sharing 401(k) Plan

The Company has a qualified profit sharing plan covering substantially all of its employees. Contributions to the plan are at the discretion of the Company’s Board of Directors. The Company has recorded approximately $1,572, $1,200 and $977 as a provision for the profit sharing contribution for fiscal 2007, 2006 and 2005, respectively.

11.	Supplemental Executive Retirement Plan

Effective March 15, 2006, the Company adopted a Supplemental Executive Retirement Plan (the “SERP”). The SERP is a deferred compensation plan for a select group of highly-compensated employees of the Company, including the executive officers. Eligible employees are entitled to elect to contribute up to 75% of their annual base salary and 100% of their annual bonus to the SERP. In addition, the Company has the discretion to make annual discretionary contributions on behalf of participants in the SERP. Each Company contribution is subject to a three year vesting schedule, such that each contribution is 1/3rd vested each year and is fully vested 3 years after the contribution is made. The Company contributions become fully vested upon death or disability of the participant or a change in control of the Company, as defined. Voluntary contributions made by the participant are 100% vested. All voluntary contributions have been recorded as a component of accrued expenses in the accompanying Consolidated Balance Sheets.

Upon enrollment into the SERP, employees make investment elections for both their voluntary contributions and discretionary contributions, if any, made by the Company. Earnings and losses on contributions based on these investment elections are recorded as a component of compensation expense in the period earned.

On October 30, 2006 the Compensation Committee of the Board of Directors approved a $1,500 discretionary cash contribution to the SERP. Discretionary contributions by the Company to the SERP are held in a Rabbi Trust. The Company is recording compensation expense for the SERP discretionary contribution ratably

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

over the three-year vesting period, which totaled $442 in the year ended September 29, 2007. The full amount of the discretionary contribution has been recorded as a component of accrued expenses in the accompanying Consolidated Balance Sheets. The unvested portion of the contribution totaling $500 is in prepaid and other current assets and totaling $538 is in other long term assets in the accompanying Consolidated Balance Sheets.

The Company has purchased Company-owned group life insurance contracts, in which both voluntary and discretionary Company SERP contributions are invested to fund payment of the Company and employees contributed amounts and related earnings, in the amount of $3,654 which approximates the total of employee voluntary contributions into the plan and the Company’s cash portion of its discretionary contribution. The values of these life insurance contracts have been recorded as a component of other long-term assets in the accompanying Consolidated Balance Sheet. Changes in the cash surrender value of life insurance contract are recorded as a component of interest and other income (expense) in the accompanying Consolidated Statement of Income.

12.	Related Party Transactions

In fiscal 2000 and 2001, the Company loaned an officer an aggregate of $500. The note was unsecured and accrued interest at 7% per annum. In December 2002, the Compensation Committee of the Board of Directors approved a special bonus program to provide the officer with the funds necessary to pay the quarterly installments due under the loan discussed above. Under the special bonus program, for so long as the officer remained an officer of the Company and there are amounts remaining to be repaid under the loan, the Company paid the officer a special quarterly bonus equal to the amount due under the loan, including interest due, plus an additional payment equal to the taxes due as a result of the special bonus and such additional payment, such that the net-after-tax special quarterly bonus received by the officer equaled the principal and interest then due under the loan. During the year ended September 30, 2006 the Company recognized $75 in bonus expense in connection with this program. As of January 1, 2006, the full amount of the loan had been repaid, and no further amounts will be paid to the officer under this program.

In May 2006, the Company entered into retention and severance agreements with certain executives that provide for retention payments in cash totaling $3,000 if these executives remain employed with the Company through December 31, 2008 (“Retention Date”). The Company has determined that it is probable that these amounts will be paid and therefore, is accruing these amounts ratably through the Retention Date. In addition, in connection with the retention and severance agreement, these executives were awarded 54 restricted stock units with an aggregate value of $2,500. These restricted stock units cliff vest on the Retention Date. These shares are excluded from the computation of basic earnings per share until the shares vest because the employee is not entitled to the reward of stock ownership. The Company is recording the $2,500 of stock based compensation, over the vesting period of the restricted stock. As a result, the Company recorded stock based compensation expense of $937 and $391 during the years ended September 29, 2007 and September 30, 2006, respectively. The retention and severance agreements also provide these executives with certain cash payment and continuation of benefits, as defined, in the event of termination without cause.

In May 2006, the Company also entered into severance agreements with certain other key officers that provide for certain cash payments and continuation of benefits, as defined, in the event of termination without cause.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

13.	Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased facilities under operating lease agreements that expire through fiscal 2022. The Company leases certain equipment under operating lease agreements that expire through fiscal 2015. As a result of the acquisitions of AEG, R2, Suros and BioLucent, the Company assumed the obligation under their existing facility leases as well as for certain equipment lease agreements.

Substantially all of the Company’s lease agreements require the Company to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. The Company makes customary representations and warranties and agrees to certain financial covenants and indemnities. In the event the Company defaults on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. As of the end of fiscal 2007, the Company was not in default of any covenants contained in the lease. Certain of the Company’s lease agreements provide for renewal options. Such renewal options are at rates similar to the current rates under the agreements.

Future minimum lease payments under all of the Company’s operating leases are approximately as follows:

Fiscal Years Ending	Amount
September 27, 2008	$7,590
September 26, 2009	7,259
September 25, 2010	6,633
September 24, 2011	6,071
September 29, 2012	5,228
Thereafter	35,830

Total (not reduced by minimum sublease rentals of $1,750)	$68,611

The Company subleases a portion of its Bedford facility and Santa Clara facility and has received rental income of $158, $290 and $298 for fiscal years 2007, 2006 and 2005, respectively, which has been recorded as an offset to rent expense in the accompanying Consolidated Statements of Income. Rental expense, net of sublease income, was approximately $7,355, $5,785, and $4,739 for fiscal 2007, 2006 and 2005, respectively.

The Company subleases a portion of its Newark, DE facility and received rental income of $1,551, $1,600 and $1,700 for fiscal 2007, 2006 and 2005, respectively, which has been recorded as an offset to rent expense in the accompanying Consolidated Statements of Income. The future minimum annual rental income payments under these sublease agreements are approximately as follows:

Fiscal Years Ending	Amount
September 27, 2008	$1,545
September 26, 2009	1,545
September 25, 2010	1,545
September 24, 2011	1,545
September 29, 2012	1,541
Thereafter	3,956

Total	$11,677

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The majority of this subrental income is from one tenant and this income is being accounted for on a straight-line basis.

Purchase Obligations

In September 2005, the Company entered into an exclusive distribution and service agreement in the United States under which the Company will sell and service a line of extremity MRI systems. On October 31, 2007 the Company and Esaote amended the terms of this agreement such that the Company’s future minimum purchase obligation is $3,681 through December 31, 2008.

The Company also has certain other minimum purchase obligations totaling $13,414 as of September 29, 2007 which are payable through fiscal 2009.

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenues and operating income. Segment information for fiscal years 2007, 2006 and 2005 is as follows:

	Years ended
	September 29, 2007	September 30, 2006	September 24, 2005
Total revenues:
Mammography/Breast Care	$588,896	$335,795	$189,313
Osteoporosis Assessment	64,513	80,162	74,957
Other	84,959	46,723	23,414

	$738,368	$462,680	$287,684

Operating income (loss):
Mammography/Breast Care	$141,514	$44,227	$17,460
Osteoporosis Assessment	4,817	9,760	11,175
Other	1,421	(3,648)	3,996

	147,752	$50,339	$32,631

Depreciation and amortization:
Mammography/Breast Care	$22,458	$10,857	$4,756
Osteoporosis Assessment	4,271	2,952	2,459
Other	4,433	2,322	359

	$31,162	$16,131	$7,574

Capital expenditures:
Mammography/Breast Care	$8,656	$5,754	$4,458
Osteoporosis Assessment	7,270	5,221	3,241
Other	6,914	2,014	—

	22,840	$12,989	$7,699

Identifiable assets:
Mammography/Breast Care	$671,462	$576,832	$64,414
Osteoporosis Assessment	15,676	11,248	9,278
Other	60,548	59,063	8,801
Corporate	318,663	209,062	197,346

	$1,066,349	$856,205	$279,839

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America during fiscal 2007, 2006 and 2005 totaled approximately $158,827, $109,749 and $76,126, respectively.

Transfers between the Company and its European subsidiaries generally are recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Export product sales as a percentage of total product sales are as follows:

	Years ended
	September 29, 2007	September 30, 2006	September 24, 2005
Europe	15%	17%	19%
Asia	5	7	10
All others	5	4	4

	25%	28%	33%

15.	Accrued Expenses

Accrued expenses consist of the following:

	September 29, 2007	September 30, 2006
Accrued compensation and employee benefits	$35,053	$18,489
Accrued commissions	9,989	9,373
Accrued income taxes	22,356	3,445
Accrued warranty, current portion	11,871	8,820
Other accrued expenses	9,308	11,135

	$88,577	$51,262

16.	Litigation and Other Matters

In March 2005, the Company was served with a Complaint filed on November 12, 2004 by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that the Company’s HTC grid infringes U.S. Patent Number 5,970,118. The plaintiff is seeking to preliminarily and permanently enjoin the Company from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, the Company filed an Answer and Counterclaims in response to the Complaint in which the Company denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. On March 2, 2007 the Court granted summary judgment in the Company’s favor, holding that the patent-in-suit is invalid, and dismissed Oleg Sokolov’s complaint, thus leaving in the case only the Company’s counterclaims against Oleg Sokolov. In a related matter, the United States Patent and Trademark Office decided in December 2005 to re-examine the validity of Sokolov’s patent, and this case has been stayed pending completion of this process. The Company does not believe that the Company infringes any valid or enforceable patents of the plaintiff. However, while the Company intends to vigorously defend its interests, ongoing litigation can be costly and time consuming, and the Company cannot guarantee that the Company will prevail. On October 28, 1998, the plaintiff had previously sued Lorad, asserting, among other things, that Lorad had misappropriated the plaintiff’s trade secrets relating to the HTC Grid. This previous case was dismissed on August 28, 2000. The dismissal was affirmed by the Appellate Court of the State of Connecticut, and the United States Supreme Court refused to grant Certiorari. Following the dismissal, Sokolov threatened to file further claims related to the matter, and as a result, the Company entered into mediation and reached a tentative oral settlement which is expected to be finalized by a written release and settlement agreement. There are, however, no assurances that a settlement will be reached.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

On or about October 5, 2007, Ethicon Endo-Surgery, Inc., a Johnson & Johnson operating company, filed a complaint against the Company and the Company’s wholly-owned subsidiary Suros Surgical Systems, Inc. (Suros) in the United States District Court for the District of Ohio. The complaint alleges that certain of the ATEC biopsy systems manufactured and sold by Suros infringe four Ethicon patents. The complaint seeks to enjoin the Company and Suros from infringing the patents as well as the recovery of damages and costs resulting from the alleged infringement. Given the early stage of the litigation, the Company is unable to reasonably estimate the ultimate outcome of this case, as such no amounts have been provided for in the accompanying consolidated financial statements.

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

As part of the consent agreement, the Company agreed to sell, subject to FTC approval, all of the intellectual property relating to Fischer’s Mammotest prone table breast biopsy system to Siemens AG for a cash payment of $6,500. The Company retained a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use the intellectual property relating to the Mammotest system. The consent agreement received final approval from the FTC on August 9, 2006.

In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not reasonably be likely to have a material effect on the Company’s financial condition or results of operations.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

17.	Quarterly Statement of Income Information (Unaudited)

The following table presents a summary of quarterly results of operations for 2007 and 2006:

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue (1)	$163,212	$181,086	$191,505	$202,564
Gross profit	74,355	83,548	90,113	97,550
Net income	16,086	21,634	24,748	32,110
Diluted net income per common and common equivalent share	$0.30	$0.40	$0.45	$0.58

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue (1)	$87,956	$100,985	$119,685	$154,055
Gross profit	36,290	42,429	49,660	65,153
Net income (loss) (2)	5,716	11,164	12,017	(1,473)
Diluted net income (loss) per common and common equivalent share	$0.12	$0.24	$0.25	$(0.03)

(1)	The sum of the quarterly total revenue does not agree with the Consolidated Statements of Income due to rounding.
(2)	See Note 3 for further discussion of in-process research and development expenses incurred in the fourth quarter of fiscal 2007 related to the R2 and Suros acquistions.

As discussed in Note 2 the Company’s financial statements are prepared on a fiscal year basis ending on the last Saturday in September. Each of the quarters presented above represents a thirteen-week period ending on the last Saturday of December, March, June and September, except for the fourth quarter of fiscal 2006 which was a fourteen week period.

18.	Valuation and Qualifying Accounts

	Balance at Beginning of Period	Acquired Reserve / Adjustments	Charged to Costs and Expenses	Write- offs/ Payments	Balance at End of Period
Accounts Receivable Reserves (1)
Period Ended:
September 29, 2007	$3,712	$(20)	$947	$(41)	$4,598
September 30, 2006	2,592	852	320	(52)	3,712
September 24, 2005	2,757	—	—	(165)	2,592

Restructuring Accrual
Period Ended:
September 29, 2007	$1,848	$310	$—	$(2,053)	$105
September 30, 2006	—	2,896	—	(1,048)	1,848
September 24, 2005	—	—	—	—	—

(1)	Represents reserves for uncollectible accounts and sales returns and adjustments.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

19.	Subsequent Event

Cytyc Corporation

On October 22, 2007 the company completed the merger with Cytyc Corporation (Cytyc) pursuant to Agreement and Plan of Merger (Merger Agreement) entered into on May 20, 2007. Under the terms and conditions of the Merger Agreement, at the effective time of the merger, Cytyc became a wholly-owned subsidiary of the Company and each share of common stock of Cytyc, issued and outstanding immediately prior to the closing was cancelled and converted into the right to receive (i) 0.52 shares of common stock of the Company and (ii) $16.50 in cash. As of September 29, 2007, the Company capitalized a total of $6,393 of direct acquisitions costs, which are included in other long term assets in the accompanying Consolidated Balance Sheet. In accordance with SFAS 141, Business Combinations, and based on the terms of the merger, the Company is the accounting acquirer. This conclusion was based on the facts that Hologic board members and senior management will control and represent a majority of the board of directors and senior management of the combined company, as well as the terms of the exchange, pursuant to which the Cytyc stockholders received a premium over the fair market value ot their shares on such date and cash of $16.50 per share (or approximately 35% of the merger consideration). There were no preexisting relationships between the two companies.

Cytyc, headquartered in Marlborough, Massachusetts, is a diversified diagnostic and medical device company that designs, develops, manufactures, and markets innovative and clinically effective diagnostic and surgical products. Cytyc products cover a range of cancer and women’s health applications, including cervical cancer screening, treatment of excessive menstrual bleeding and radiation treatment of early-stage breast cancer.

Under the Merger Agreement, Cytyc shareholders received an aggregate of approximately 67,302 shares of Hologic common stock and approximately $2,135,600 in cash, assuming the conversion of Cytyc’s outstanding convertible notes. In connection with the close of the merger, the Company entered into a credit agreement relating to a senior secured credit facility (Credit Agreement) with Goldman Sachs Credit Partners L.P. and certain other lenders, in which the lenders committed to provide, in the aggregate, senior secured financing of up to approximately $2,550,000 to pay for the cash portion of the merger consideration, for repayment of existing debt of Cytyc, for expenses relating to the merger and for working capital following the completion of the merger. As of the closing of the merger the Company borrowed $2,350,000 under the credit facility.

The estimated aggregate purchase price of approximately $6,166,100 includes $2,135,600 in cash; approximately 67,302 shares of Hologic common stock at an estimated fair value of $3,742,800; approximately 8,200 of fully vested stock options granted to Cytyc employees with an estimated fair value of approximately $246,000; and approximately $41,700 of direct acquisition costs. There are no potential contingent consideration arrangements payable to the former Cytyc shareholders in connection with this transaction.

The Company has measured the fair value of the 67,302 shares of the Company common stock issued as consideration in connection with the merger under EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The Company determined the measurement date to be May 20, 2007, the date the transaction was announced, as the number of shares to be issued according the exchange ratio was fixed without subsequent revision. The Company valued the securities based on the average market price a few days before and after the measurement date. The weighted average stock price was determined to be approximately $55.61.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

(i) Purchase price

The preliminary purchase price is as follows:

Cash portion of consideration	$2,135,600
Fair value of securities issued(a)	3,742,800
Fair value of vested options exchanged	246,000
Direct acquisition costs	41,700

Total estimated purchase price	$6,166,100

The fair value of vested Hologic common stock options exchanged for vested Cytyc options was included in purchase price as such options were fully vested. The Company estimated the fair value of these stock options using the Binomial Option Pricing Model. The Company estimated the fair value of the stock options assuming no expected dividends and the following weighted-average assumptions:

Expected life	2.49 years
Expected volatility	36.27%
Risk free interest rate	3.99%
Fair value per share determined in accordance with EITF Issue No. 99-12	$55.61

(ii) Preliminary Purchase Price Allocation

The allocation of the purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed as of September 30, 2007. The Company is in the process of gathering information to finalize its valuation of certain assets and liabilities. The purchase price allocation will be finalized once the Company has all necessary information to complete its estimate, but generally no later than one year from the date of acquisition. The Company has begun to assess and formulate a plan to restructure certain of Cytyc’s activities. The Company believes its plan will be finalized within one year of the date of acquisition and will record any liability as a result of its plan as an increase to goodwill

Book value of net assets acquired as of September 30, 2007	$1,156,100
Less: write-off of existing deferred financing costs, goodwill and intangible assets, including related deferred taxes	(782,800)

Adjusted book value of assets acquired	373,300
Remaining allocation:
Increase inventory to fair value	42,000
Decrease deferred revenue to fair value	900
Increase property and equipment to fair value	10,500
Identifiable intangible assets at fair value	2,495,800
Acquired in process research and development	368,200
Deferred taxes(b)	(1,019,700)
Goodwill	3,895,100

Estimated purchase price	$6,166,100

(a)	Includes shares outstanding as of October 22, 2007, and 1,284 shares to be issued assuming conversion of the remaining $73,258 of Cytyc’s outstanding 2.25% Senior Convertible Notes due 2024.

(b)	The deferred income tax liability at estimated effective tax rates related to acquired tangible and intangible assets for which the amortization is not deductible for tax purposes ($2,549,200 x 40% = $1,019,700).

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

(iii) Valuation of Intangible Assets and Goodwill

The purchase price for the merger with Cytyc will be allocated to assets acquired and liabilities assumed based on management’s estimate of their estimated fair values. Management will then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including in-process research and development, based upon a detailed valuation that relies on information and assumptions further described below. Any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed is allocated to goodwill.

Identifiable Intangible Assets

As part of the preliminary purchase price allocation Cytyc’s identifiable intangible assets include existing technology, customer relationships and trade names. Cytyc’s existing technology relates to patents, patent applications and know-how with respect to the technologies embedded in its currently marketed products. In determining the allocation of the purchase price to existing technology, consideration was only given to patent and patent applications that relate to products that have been approved by the FDA. Cytyc’s customer relationship assets relate to relationships that Cytyc’s sales force has developed with OB/GYNS, breast surgeons, clinical laboratories and other physicians. The trade names relate to both the Cytyc name as well as key product names.

The Company used the income approach to value the existing technology and marketing based intangibles. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset, then discounted based on an appropriate discount rate. The discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as Cytyc’s weighted average cost of capital based on the capital asset pricing model.

In estimating the useful life of the acquired assets, the Company considered paragraph 11 of SFAS No. 142, Goodwill and Other Intangible Assets, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors included a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. The Company expects to amortize these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows as the Company believes this will approximate the pattern in which the economic benefits of the assets will be utilized.

Acquired In-Process Research and Development

As part of the preliminary purchase price allocation for Cytyc, approximately $368,200 of the purchase price has been allocated to acquired in-process research and development projects. The amount allocated to acquired in-process research and development represents the estimated fair value based on risk-adjusted cash flows related to in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products. The fair value attributable to these in-process projects will be expensed at the time of the acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects or for the transaction as a whole.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The fair value assigned to acquired in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the acquired in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects were based on our estimates of cost of sales, operating expenses, and income taxes from such projects.

The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations and the implied rate of return from the transaction model plus a risk premium. Due to the nature of the forecasts and the risks associated with the developmental projects, appropriate risk-adjusted discount rates were used for the in-process research and development projects. The discount rates are based on the stage of completion and uncertainties surrounding the successful development of the purchased in-process technology projects.

The purchased in-process technology of Cytyc relates to the following research and development projects: Adiana Complete TransCervical Sterilization System; Expanded Labeling of the NovaSure System; Gestiva; ThinPrep Imaging System ThinPrep Processor; and Helica.

The most significant purchased in-process technology relates to the Adiana Complete TransCervical Sterilization System (TCS) for which the Company has estimated a value of approximately $219 million. The TCS product is an incision-less trans-cervical permanent sterilization device to be used during an office based procedure. The system consists of three different parts: a disposable applicator, an implanatable polymer matrix and a radio frequency controller. The procedure can be performed in a hospital or physician’s office, and generally takes twelve minutes, with a thirty to forty minute recovery time. The estimated remaining costs to complete the clinical trials are expected to be approximately $1,000.

Cytyc’s other in-process research and development projects are at different stages of development, ranging from the early stages of development to Phase IIb prototype building, ongoing clinical trials and submission to the FDA of PMA and drug applications. FDA approval or clearance has not been granted for any of the products classified as in-process research and development, nor has Cytyc received any foreign approvals or clearances for any of these products. All products classified as in-process research and development require various levels of in-house and external testing, clinical trials and approvals from the FDA before these future products can be marketed. The estimated cash requirements in the aggregate to complete these remaining products is expected to be approximately $15,800.

The successful development of new products and product enhancements is subject to numerous risks and uncertainties, both known and unknown, including, unanticipated delays, access to capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products and enhancements, including, for example changes requested by the FDA in connection with pre-market approval applications for products or 510(k) notification. Given the uncertainties inherent with product development and introduction, there can be no assurance that any of the Company’s product development efforts will be successful on a timely basis or within budget, if at all. The

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

failure of the Company to develop new products and product enhancements on a timely basis or within budget could harm the Company’s results of operations and financial condition. For additional risks that may affect the Company’s business and prospects following completion of the merger, see “Risk Factors” in Item 1A of the Company’s Form 10-K for the year ended September 29, 2007.

Goodwill

The preliminary purchase price allocation has resulted in goodwill of approximately $3,895,100. The factors contributing to the recognition of this amount of goodwill are based upon several strategic and synergistic benefits that are expected to be realized from the combination. These benefits include the expectation that the Company’s complementary products and technologies will create a leading women’s healthcare company with an enhanced presence in hospitals, private practices and healthcare organizations. The Company also expects to realize substantial synergies through the use of Cytyc’s OB/GYN and breast surgeon sales channel to cross-sell the Company’s existing and future products. The merger provides the Company broader channel coverage within the United States and expanded geographic reach internationally, as well as increased scale and scope for further expanding operations through product development and complementary strategic transactions.

Supplemental Unaudited Pro-forma Information

The following unaudited pro forma information presents the consolidated results of operations of the Company and Cytyc as if the acquisitions had occurred at the beginning of fiscal 2007, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing and certain other adjustments together with related tax effects:

(approximate amounts in thousands except per share data)	2007
Net revenue	$1,472,400
Net income	$62,600
Net income per share—basic	$0.52
Net income per share—assuming dilution	$0.50

The $368,200 charge for acquired in-process research and development that was a direct result of the transaction is excluded from the unaudited pro forma information above. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisitions of Cytyc occurred at the beginning of the periods presented.

Prior to the close of the merger the Board of Directors of both Hologic and Cytyc approved a modification to certain outstanding equity awards for Cytyc employees. The modification provided for the acceleration of vesting upon the close of Merger for those awards that did not provide for acceleration upon a change of control as part of the original terms of the award. This modification was made so that the Company will not incur stock based compensation charges that it otherwise would have if the awards had continued to vest under their original terms.

Credit Agreement

On October 22, 2007, Company and certain of its domestic subsidiaries, entered into a senior secured credit agreement with Goldman Sachs Credit Partners L.P. and certain other lenders, (collectively, the “Lenders”). Pursuant to the terms and conditions of the Credit Agreement, the Lenders have committed to provide senior secured financing in an aggregate amount of up to $2,550,000. As of the closing of the Cytyc merger, the Company borrowed $2,350,000 under the credit facilities.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The Company’s subsidiaries which are party to the credit agreement have guaranteed the Company’s obligations under the credit facilities and the credit facilities are secured by first-priority liens on, and first-priority security interests in, substantially all of the assets of Hologic, Inc. and substantially all of the Company’s U.S. subsidiaries, a first priority security interest in 100% of the capital stock of each of the Company’s U.S. subsidiaries, 65% of the capital stock of certain of the Company’s first-tier foreign subsidiaries, and all intercompany debt. The security interests are evidenced by a pledge and security agreement with Goldman Sachs Credit Partners L.P., as collateral agent, and other related agreements, including certain stock pledges and mortgages.

The Company used the proceeds from the credit facilities to pay the cash consideration of the Cytyc merger, to pay fees, commissions and expenses incurred by the Company in connection with the Cytyc merger and the Credit Agreement. In addition, the Company may use the proceeds of the credit facilities, together with the Company’s available cash, to redeem or convert all or a part of Cytyc’s outstanding 2.25% Senior Convertible Notes due 2024, which have not been converted into Cytyc common stock and which have been delivered to the Company for redemption or conversion.

The credit facilities under the Credit Agreement consist of:

•	$600,000 senior secured tranche A term loan with a final maturity date of September 30, 2012;

•	$250,000 senior secured tranche B-1 term loan and $250,000 senior secured tranche B-2 term loan (collectively, the “term loan B facility”) with a final maturity date of March 31, 2013;

•	$1,250,000 senior secured capital markets term loan (the “term loan X facility”) with a final maturity date of April 22, 2009;

•	$200,000 senior secured revolving credit facility (the “revolving facility”) with a final maturity date of October 22, 2012.

Under the Credit Agreement, the Company may elect, subject in certain circumstances to pro forma compliance by the Company with a ratio of total debt to adjusted consolidated EBITDA specified in the Credit Agreement and other conditions, to increase, under terms and conditions to be determined, the total principal amount of borrowings available under the credit facilities by up to $250 million. EBITDA means earnings before interest, taxes, depreciation and amortization as defined in the Credit Agreement.

The Company is required to make scheduled principal payments under the term A loan facility in increasing amounts ranging from $7,500 per quarter beginning with the quarter ending December 29, 2007 to $22,500 per quarter commencing on the quarter ending December 25, 2010, and under the term B loan facility, in equal quarterly installments of $1,250 beginning on the quarter ending December 29, 2007 and for the first 21 quarters thereafter, with the remaining balance of each term loan facility due at the maturity of the applicable term loan facility. The revolving credit facility and the term loan X facility will become due at maturity. No scheduled amortizations are required under the revolving facility or the term loan X facility.

The Company is required to make principal repayments first, pro rata among the term loan facilities and second to the revolving credit facility from specified excess cash flows from operations and from the net proceeds of specified types of asset sales, debt issuances, insurance recoveries and equity offerings, provided, however, that net proceeds from certain debt issuances and equity offerings are contemplated to be applied first to the term loan X facility until such facility is repaid in full.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The Company may voluntarily prepay any of the credit facilities without premium or penalty (other than applicable breakage costs related to interest on Eurodollar loans).

All amounts outstanding under the credit facilities will bear interest, at the Company’s option, initially, with respect to all loans made under the revolving facility and the term A loan facility: (i) at the Base Rate plus 1.25% per annum; or (ii) at the reserve adjusted Eurodollar Rate plus 2.25% per annum. With respect to loans made under the term loan B facility: (i) at a rate per annum equal to the Base Rate plus 1.5%; or (ii) at a rate per annum equal to the reserve adjusted Eurodollar Rate plus 2.50%; and with respect to loans made under the term loan X facility: (i) at a rate per annum equal to the Base Rate plus 0.75%; or (ii) at a rate per annum equal to the reserve adjusted Eurodollar Rate plus 1.75%. The margin applicable to loans under the revolving credit facility and the term loan A facility subject to specified changes based on certain change in the leverage ratio as specified in the Credit Agreement. Under the terms of the Credit Agreement, the Company has to enter into interest rate hedge agreements or otherwise fix the interest rate on up to 50% of the outstanding debt within 18 months of the close. To date the Company has not entered into any such agreements.

The Company will pay a quarterly commitment fee, at an annual rate of 0.50%, on the undrawn commitments available under the revolving credit facility, subject to reduction based on a leverage ratio as specified in the Credit Agreement.

The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the Company’s ability, subject to negotiated exceptions, to: incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses.

The credit facility requires the Company to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter, as defined within the Credit Agreement. The maximum leverage ratio is 5.50:1.00 beginning on the Company’s fiscal quarter ending December 29, 2007, and then decreases over time to 3:00:1.00 for the quarters ending September 25, 2010 and thereafter. The minimum interest coverage ratio is 2.00:1.00 beginning with the Company fiscal quarter ending March 29, 2008, and then increases over time to 2.75:1.00 for the quarters ending September 25, 2010 and thereafter. The leverage ratio is defined as the ratio of the Company’s consolidated total debt to the Company’s consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of the Company’s annualized consolidated adjusted EBITDA for the applicable periods to the Company’s annualized consolidated interest expense.

Future scheduled minimum payments under this credit facility are as follows:

Fiscal 2008	$35,000
Fiscal 2009	1,315,000
Fiscal 2010	65,000
Fiscal 2011	95,000
Fiscal 2012	365,000
Thereafter	475,000

Total	$2,350,000

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The amounts above do not include any potential mandatory prepayments based on the Company’s excess cashflows in such periods, as defined in the credit agreement.

Notes, Indenture and Supplemental Indenture

In connection with the Cytyc merger the Company assumed the obligations of Cytyc under Cytyc’s 2.25% Senior Convertible Notes due 2024 (the Cytyc Notes) and the Indenture entered into by Cytyc and U.S. Bank Trust National Association, as trustee thereunder (the Trustee) on March 22, 2004, pursuant to which the Cytyc Notes were issued (the Indenture). As of October 22, 2007, Cytyc Notes in the approximate principal face amount of $73,300 were outstanding. Interest on the Cytyc Notes is payable semi-annually and the Cytyc Notes were previously convertible into shares of Cytyc common stock. At the Closing, the Company and the Trustee entered into the First Supplemental Indenture (the Supplemental Indenture) as required by the Indenture as a result of the Merger in order to provide that the Company as the successor to Cytyc, assumed the obligations of Cytyc under the Cytyc Notes and the Indenture, and as a result of the Merger, the Cytyc Notes shall cease to be convertible into shares of Cytyc common stock but rather may be converted into the kind and amount of shares of stock which a holder of shares of Cytyc common stock would have been entitled to receive upon the Merger had the Cytyc Notes been converted into shares of Hologic common stock immediately prior to the Merger, such that each $1,000 principal face amount of Cytyc Notes may be converted at any time and from time to time into $556.12 in cash and 17.53 shares of Hologic common stock. Pursuant to the terms of the Indenture, the Company is obligated to offer to repurchase all of the outstanding Cytyc Notes in exchange for the principal face amount of such Cytyc Notes plus accrued but unpaid interest thereon. The obligations of the Company under the Cytyc Notes and the Indenture may be accelerated upon the occurrence of certain customary events of default including, without limitation, payment defaults, uncured defaults in the performance of certain covenants and agreements under the Indenture and bankruptcy and insolvency related defaults.

Contingent Earn-Out Payments

As a result of the Cytyc merger, the Company assumed the obligation to Adiana to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include (i) payment of up to $25 million tied to the timing of certain FDA milestone achievements of the Adiana permanent contraception product and (ii) potential contingent payments of up to $130 million, based on incremental sales growth of the Adiana permanent contraception product during the four-year period following FDA approval of this product.

Lease Guaranties

On October 22, 2007, in connection with the Cytyc merger, the Company entered into certain lease guaranty agreements for certain of Cytyc’s existing lease obligations. Under these lease guaranty agreements, the Company unconditionally guaranteed Cytyc’s full payment, performance and observance of every warranty, covenant, agreement and obligation of Cytyc under the provisions of Cytyc’s original lease agreement.

Exhibit Index

Exhibit Number		Reference

2.01	Agreement and Plan of Merger dated April 17, 2006, by and among Hologic, Inc., Swordfish Acquisition Corp. and Suros Surgical Systems, Inc.	K-2.1

2.02	Agreement and Plan of Merger dated April 24, 2006, by and among Hologic, Inc., Hydrogen Acquisition, Inc. and R2 Technology, Inc.	K-2.2

2.03	Agreement and Plan of Merger between Hologic, Nor’easter Corp. and Cytyc dated May 20, 2007	Q-2.1

2.04	Agreement and Plan of Merger and Reorganization, dated February 26, 2007, by and among Adiana, Inc., Cytyc, Admiral Acquisition Corp. and the Stockholder Representative Committee	Y-2.1

2.05	Agreement and Plan of Merger, dated as of February 11, 2007, by and among Cytyc, Augusta Medical Corporation and Adeza Biomedical Corporation	X-2.1

3.01	Certificate of Incorporation of Hologic	A-3.01

3.02	Amendment to Certificate of Incorporation of Hologic	C-3.03

3.03	Certificate of Amendment to Certificate of Incorporation of Hologic	L-3.03

3.04	Certificate of Amendment to Certificate of Incorporation of Hologic	U-3.1

3.05	Second Amended and Restated By-laws of Hologic	W-3.2

4.01	Specimen Certificate for Shares of Hologic’s Common Stock	B-1

4.02	Description of Capital Stock (Contained in the Certificate of Incorporation of Hologic, as Amended, Filed as Exhibits 3.01, 3.02, 3.03 and 3.04)	A-3.01; C-3.03, L-3.03 and U-3.1

4.03	Rights Agreement dated September 17, 2002	G-4

4.04	Amendment to Rights Agreement dated May 21, 2007	N-4.2

4.05	Form of Rights Certificate	H-4

4.06	Form of Affiliate Letter Agreement	S-4.2

4.07	Registration Rights Agreement by and among Hologic, Inc. and the Stockholder Representative (as defined therein) dated as of July 27, 2006	O-4.1

4.08	Indenture dated March 22, 2004 by and between Cytyc and U.S. Bank Trust National Association, as trustee thereunder	Z-4.1

4.09	First Supplemental Indenture dated October 22, 2007 by and among Cytyc, Hologic and U.S. Bank Trust National Association, as trustee thereunder	U-4.2

10.01	Second Amended and Restated 1990 Non-Employee Director Stock Option Plan	C-10.26*

10.02	1995 Combination Stock Option Plan	C-10.25*

10.03	Second Amended and Restated 1999 Equity Incentive Plan	K-10.3*

10.04	Amendment No. 1 to Second Amended and Restated 1999 Equity Incentive Plan	V -10.2*

10.05	Amendment No. 2 to Second Amended and Restated 1999 Equity Incentive Plan	U-10.17*

10.06	1997 Employee Equity Incentive Plan	D-99

10.07	2000 Acquisition Equity Incentive Plan	F-10.05

Exhibit Number		Reference

10.08	Form of Executive Officer Non-Qualified Stock Option Agreement under 1999 Equity Incentive Plan	I-10.32*

10.09	Form of Restricted Stock Unit Award for executive officers under 1999 Equity Incentive Plan	M-10.1*

10.10	Cytyc Corporation 1995 Stock Plan	V-10.4*

10.11	Cytyc Corporation 1995 Non-Employee Director Stock Option Plan	V-10.5*

10.12	Cytyc Corporation 1998 Stock Plan of Pro Duct Health, Inc.	V-10.6*

10.13	Cytyc Corporation 2001 Non-Employee Director Stock Plan	V-10.7*

10.14	Cytyc Corporation 2004 Omnibus Stock Plan	V-10.8*

10.15	Form of Incentive Stock Option Agreement for Executive Officers under the Cytyc Corporation 2004 Omnibus Plan	AA-10.2*

10.16	Form of Nonqualified Stock Option Agreement for Executive Officers under the Cytyc Corporation 2004 Omnibus Plan	AA-10.3*

10.17	Form of Nonqualified Stock Option Agreement for Non-Employee Directors. under the Cytyc Corporation 2004 Omnibus Plan	AA-10.4*

10.18	Form of Indemnification Agreement for Directors and Certain Officers of Hologic	A-10.12*

10.19	Executive Bonus Plan Description	P-10.09*

10.20	Hologic, Inc. Supplemental Executive Retirement Plan (SERP)	P-10.10*

10.21	Form of SERP Rabbi Trust Agreement	P-10.11*

10.22	Form of Officer Severance Agreement including List of Officers to whom provided	K-10.7*

10.23	Retention and Severance Agreement dated May 3, 2006, by and between Hologic, Inc. and John W. Cumming	K-10.4*

10.24	Retention and Severance Agreement dated May 3, 2006, by and between Hologic, Inc. and Robert A. Cascella	K-10.5*

10.25	Retention and Severance Agreement dated May 3, 2006, by and between Hologic, Inc. and Glenn P. Muir	K-10.6*

10.26	Form of Restricted Stock Unit Award under the Retention and Severance Agreement filed as exhibit 10.23, 10.24 and 10.25	K-10.9*

10.27	Form of First Amended and Restated Change in Control Agreement including list of officers to whom provided	M-10.2*

10.28	John W. Cumming Waiver Letter Dated As Of May 20, 2007	Q-10.1*

10.29	Robert A. Cascella Waiver Letter Dated As Of May 20, 2007	Q-10.2*

10.30	Glenn P. Muir Waiver Letter Dated As Of May 20, 2007	Q-10.3*

10.31	Second Retention Agreement with Robert A. Cascella dated as of October 22, 2007	U-10.10*

10.32	Amended and Restated Retention and Severance Agreement with Patrick J. Sullivan dated as of August 17, 2007 and effective on October 22, 2007	U-10.11*

Exhibit Number		Reference

10.33	Amended and Restated Change of Control Agreement between Hologic and Daniel J. Levangie dated as of August 17, 2007	T-10.4*

10.34	Amended and Restated Change of Control Agreement with Patrick J. Sullivan dated as of August 17, 2007 and effective on October 22, 2007	U-10.12*

10.35	Amended and Restated Retention & Severance Agreement between Hologic and Daniel J. Levangie	T-10.6*

10.36	Restricted Stock Grant Agreement with Patrick J. Sullivan dated as of October 22, 2007	U-10.13*

10.37	Separation and Release Agreement with Daniel J. Levangie dated as of October 22, 2007	U-10.14*

10.38	Hologic’s Senior Executive Short-Term Incentive Plan	S-10.2*

10.39	Restricted Stock Grant Agreement with Robert A. Cascella dated as of October 22, 2007	U-10.18*

10.40	Facility Lease (Danbury) dated as of December 30, 1995 by and among Melvin J. Powers and Mary P. Powers D/B/A M&N Realty and Lorad	E-10.14

10.41	Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated as of August 28, 2002 as amended	H-10.27 filed herewith

10.42	Executive Financial Services Program	J-10.30*

10.43	License Agreement between Cytyc and DEKA Products Limited Partnership dated March 22, 1993	CC- 10.6**

10.44	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership	BB-10.17

10.45	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007	filed herewith

10.46	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006	filed herewith

10.47	Supply Agreement between Cytyc, Whatman, Inc. and Whatman SA dated as of December 31, 2000, as amended, October 16, 2001 and May 2, 2002	DD-10.13

10.48	Agreement and Plan of Merger by and among BioLucent, Inc., Hologic, Bravo Transition, Inc., Bravo Acquisition, Inc. and Steven Gex, as stockholder representative, dated as of June 20, 2007	R-10.1

10.49	Credit and Guaranty Agreement dated as of October 22, 2007 among Hologic, the Guarantors party thereto and defined below, the Secured Parties party thereto, and the Agent, Banc of America Securities LLC, Bank of America, N.A., Citicorp North America, Inc., JPMorgan Chase Bank, N.A., RBS Citizens, National Association and Fifth Third Bank	W- 10.1

10.50	Pledge and Security Agreement among Hologic, Goldman Sachs Credit Partners L.P., as Collateral Agent thereunder and the other parties therein named dated as of October 22, 2007	U-10.2

10.51	Open End Mortgage Deed, Security Agreement, Assignment of Rents and Leases and Fixture Filing for 36 Apple Ridge Road, Danbury, Connecticut dated as of October 22, 2007	U-10.3

Exhibit Number		Reference

10.52	Open End Mortgage Deed, Security Agreement, Assignment of Rents and Leases and Fixture Filing for 37 Apple Ridge Road, Danbury, Connecticut dated as of October 22, 2007	U-10.4

10.53	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing for 35 Crosby Drive, Bedford, Massachusetts dated as of October 22, 2007	U-10.5

10.54	Lease Guaranty dated October 22, 2007 between Bel Marlborough I LLC and Hologic, as guarantor thereunder	U-10.7

14.1	Code of Ethics for Senior Financial Officers	U-14.1

21.01	Subsidiaries of Hologic	filed herewith

23.01	Consent of Ernst & Young LLP	filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

*	Management compensation plan or arrangement
**	Portions of this Agreement have been omitted pursuant to a request for confidential Treatment and have been filed separately with the Commission

A	We previously filed this exhibit on January 24, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-1 (Registration No. 33-33128) and the previously filed exhibit is incorporated herein by reference.

B	We previously filed this exhibit on January 31, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A, and the previously filed exhibit is incorporated herein by reference.

C	We previously filed this exhibit on May 14, 1996, with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 30, 1996, and the previously filed exhibit is incorporated herein by reference.

D	We previously filed this exhibit on August 20, 1997 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-8 (SEC File No. 333-34003) and the previously filed exhibit is incorporated herein by reference.

E	Trex Medical Corporation previously filed this exhibit with the referenced exhibit number as an exhibit to its Registration Statement on Form S-1 (Reg. No. 333-2926) and the previously filed exhibit is incorporated by reference.

F	We previously filed this exhibit on December 12, 2001 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 29, 2001, and the previously filed exhibit is incorporated by reference.

G	We previously filed this exhibit on December 4, 2002 with the referenced exhibit number as an exhibit to our registration statement on Form 8-A (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

H	We previously filed this exhibit on December 24, 2002 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 28, 2002, and the previously filed exhibit is incorporated herein by reference.

I	We previously filed this exhibit on September 23, 2004 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of September 23, 2004, and the previously filed exhibit is incorporated herein by reference.

J	We previously filed this exhibit on February 3, 2005 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended December 25, 2004, and the previously filed exhibit is incorporated herein by reference.

K	We previously filed this exhibit on May 4, 2006 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the fiscal quarter ended March 25, 2006, and the previously filed exhibit is incorporated herein by reference.

L	We previously filed this exhibit on December 6, 2005 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 24, 2005, and the previously filed exhibit is incorporated herein by reference.

M	We previously filed this exhibit on November 2, 2006 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of November 2, 2006, and the previously filed exhibit is incorporated herein by reference.

N	We previously filed this exhibit on May 21, 2007 with the referenced exhibit number as an exhibit to our Current Report on Form 8-A (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

O	We previously filed this exhibit on July 27, 2006 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of July 27, 2006, and the previously filed exhibit is incorporated herein by reference.

P	We previously filed this exhibit on December 14, 2006 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 30, 2006, and the previously filed exhibit is incorporated herein by reference.

Q	We previously filed this exhibit on May 21, 2007 with the referenced exhibit number to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of May 21, 2007, and the previously filed exhibit is incorporated herein by reference.

R	We previously filed this exhibit on June 25, 2007 with the referenced exhibit number to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of June 25, 2007, and the previously filed exhibit is incorporated herein by reference.

S	We previously filed this exhibit on June 29, 2007 with the referenced exhibit number to our Registration Statement on Form S-4 (SEC File No. 333-144238) dated as of June 29, 2007, and the previously filed exhibit is incorporated herein by reference.

T	We previously filed this exhibit on August 20, 2007 with the referenced exhibit number to our Registration Statement on Form S-4 (SEC File No. 333-144238) dated as of August 20, 2007, and the previously filed exhibit is incorporated herein by reference.

U	We previously filed this exhibit on October 22, 2007 with the referenced exhibit number to our Current Report on Form 8-K (SEC File No. 000-18281) dated as of October 22, 2007, and the previously filed exhibit is incorporated herein by reference.

V	We previously filed this exhibit on October 23, 2007 with the referenced exhibit number to our Registration Statement on Form S-8 (SEC File No. 333-146887) dated as of October 23, 2007, and the previously filed exhibit is incorporated herein by reference.

W	We previously filed this exhibit on October 23, 2007 with the referenced exhibit number to our Current Report on Form 8-K/A (SEC File No. 000-18281) dated as of October 23, 2007 and the previously filed exhibit is incorporated herein by reference.

X	Cytyc Corporation previously filed this exhibit on February 13, 2007 with the referenced exhibit number as an Exhibit to its current report on Form 8-K (SEC File No. 000-27558) and the previously filed exhibit is incorporated by reference.

Y	Cytyc Corporation previously filed this exhibit on February 28, 2007 with the referenced exhibit number as an Exhibit to its current report on Form 8-K (SEC File No. 000-27558) and the previously filed exhibit is incorporated by reference.

Z	Cytyc Corporation previously filed this exhibit on June 7, 2004 with the referenced exhibit number as an Exhibit to its registration statement on Form S-3 (SEC File No. 333-16237) and the previously filed exhibit is incorporated by reference.

AA	Cytyc Corporation previously filed this exhibit on November 2, 2004 with the referenced exhibit number as an exhibit to its quarterly report on Form 10-Q (SEC File No. 000-27558) and the previously filed exhibit is incorporated by reference.

BB	Cytyc Corporation previously filed this exhibit on January 30, 2004 with the referenced exhibit number as an exhibit to its annual report on Form 10-K (SEC File No. 000-27558) and the previously filed exhibit is incorporated by reference.

CC	Cytyc Corporation previously filed this exhibit with the referenced exhibit number as an exhibit to its registration statement on Form S-1 (SEC File No. 333-00300) and the previously filed exhibit is incorporated by reference.

DD	Cytyc Corporation previously filed this exhibit on March 24, 2003 with the referenced exhibit number as an exhibit to its annual report on Form 10-K (SEC File No. 000-27558) and the previously filed exhibit is incorporated by reference.