Form 10-Q
period 2007-12-29
HOLOGIC INC
filed 2008-02-07
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of February 5, 2008, 127,767,649 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

HOLOGIC, INC.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	December 29, 2007	September 29, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154,663	$100,403
Restricted cash	34,666	—
Accounts receivable, less reserves of $4,608 and $4,598, respectively	288,404	152,743
Inventories (Note 5)	150,070	105,289
Deferred income tax asset, net	36,763	29,356
Income tax refundable	71,074	—
Prepaid expenses and other current assets	17,239	11,389

Total current assets	752,879	399,180

PROPERTY AND EQUIPMENT, net: (Note 5)	258,741	69,769

OTHER ASSETS:
Developed technology and know-how, net of accumulated amortization of $39,756 and $19,625, respectively	2,013,572	112,632
Customer relationship, net of accumulated amortization of $10,553 and $6,303, respectively	471,569	49,389
Intangible assets, net of accumulated amortization of $11,191 and $9,149, respectively	145,104	12,340
Goodwill	4,191,182	407,528
Other net	65,581	15,511

Total assets	$7,898,628	$1,066,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,914	$1,977
Accounts payable	60,104	42,289
Accrued expenses (Note 5)	127,049	88,577
Deferred revenue	60,333	45,769

Total current liabilities	250,400	178,612

Long-term debt, net of current portion	304,980	9,222
Convertible debt (Note 6b and d)	1,728,694	—
Deferred income tax liabilities, net	945,470	54,866
Deferred service obligations—long term	9,985	10,135
Other long term liabilities (Note 5)	49,357	7,791
Commitments and contingencies (Notes 6, 7, 8, 13, 15 and 16)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 300,000 shares authorized; 127,362 and 55,150 shares issued, respectively	1,274	551
Capital in excess of par value	4,794,813	634,029
Retained (deficit) earnings	(190,635)	168,453
Accumulated other comprehensive income	5,723	4,123
Treasury stock, at cost—107 shares	(1,433)	(1,433)

Total stockholders’ equity	4,609,742	805,723

Total liabilities and stockholders’ equity	$7,898,628	$1,066,349

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 29, 2007	December 30, 2006
Revenues:
Product sales	$334,790	$139,620
Service and other revenue	36,655	23,592

	371,445	163,212

Costs and expenses (1):
Cost of product sales	139,377	61,385
Cost of product sales – amortization of intangible assets	20,155	3,200
Cost of service and other revenue	44,078	24,400
Research and development	20,147	10,722
Selling and marketing	56,986	21,039
General and administrative	34,334	14,541
Amortization of acquired intangible assets	6,249	1,408
Impairment of acquired intangible assets (Note 19)	2,900	—
Acquired in-process research and development	370,000	—

	694,226	136,695

(Loss) income from operations	(322,781)	26,517
Interest income	2,253	261
Interest expense	(31,660)	(994)
Other (expense) income, net	(15)	152

(Loss) income before income taxes	(352,203)	25,936
Provision for income taxes	6,405	9,850

Net (loss) income	$(358,608)	$16,086

Net (loss) income per common and common equivalent share:
Basic	$(3.31)	$0.31

Diluted	$(3.31)	$0.30

Weighted average number of common shares outstanding:
Basic	108,441	52,617

Diluted	108,441	54,394

(1)	Stock-based compensation included in costs and expenses during the three months ended December 29, 2007 was $725 for cost of revenues, $686 for research and development, $715 for selling and marketing and $5,457 for general and administrative. Stock-based compensation included in costs and expenses for the three months ended December 30, 2006 was $173 for cost of revenues, $210 for research and development, $144 for selling and marketing and $989 for general and administrative.

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 29, 2007	December 30, 2006
OPERATING ACTIVITIES
Net (loss) income	$(358,608)	$16,086
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	10,159	3,621
Amortization	26,404	4,610
Fair value write up of Cytyc Inventory	41,500	—
Non-cash interest expense	5,653	43
Tax benefit related to exercise of non-qualified stock options	—	(2,244)
Charge for in-process research and development	370,000	—
Charge for impairment of acquired intangible assets	2,900	—
Stock-based compensation expense	7,192	1,516
Deferred income taxes	(20,002)	993
Loss on disposal of property and equipment	57	32
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(21,977)	1,124
Inventories	(10,767)	(4,648)
Income tax refundable	19,191	—
Prepaid expenses and other current assets	4,404	(27)
Accounts payable	(3,705)	2,862
Accrued expenses	(30,435)	5,706
Deferred revenue	7,764	1,469

Net cash provided by operating activities	49,730	31,143

INVESTING ACTIVITIES
Acquisition of Cytyc Corporation, net of cash acquired	(2,022,338)	—
Increase in restricted cash	(34,666)	—
Increase in other assets	(4,291)	(4,210)
Purchase of property and equipment	(12,444)	(5,930)
Increase in equipment under customer usage agreements	(4,854)	—
Purchases of investment securities	(2,637)	—
Proceeds from sales and maturities of investment securities	2,638	—
Increase in other liabilities	1,737	—

Net cash used in investing activities	(2,076,855)	(10,140)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of issuance costs	1,688,998	—
Proceeds under credit agreement, net of issuance costs	2,335,942	—
Repayments under credit agreement	(2,055,353)	(15,000)
Payment upon conversion of Cytyc convertible note	(38,334)
Increase in notes payable	2,055	—
Repayments of notes payable	(290)	(1,406)
Tax benefit related to exercise of non-qualified stock options	—	2,244
Net proceeds from sale of common stock pursuant to stock plans	148,829	904

Net cash provided by (used) in financing activities	2,081,847	(13,258)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(462)	(359)

NET INCREASE IN CASH AND CASH EQUIVALENT	54,260	7,386
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100,403	29,923

CASH AND CASH EQUIVALENTS, end of period	$154,663	$37,309

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$12,896	$624

Cash paid during the period for interest	$23,058	$934

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock upon conversion of Cytyc convertible notes	$82,620	$—

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 29, 2007	December 30, 2006
BUSINESS ACQUISITION, NET OF CASH ACQUIRED:
Fair value of tangible assets acquired	$269,910	$—
Fair value of liabilities assumed	(269,910)	—
Fair value of stock issued	(3,671,400)	—
Fair value of options exchanged	(241,400)	—
Cost in excess of fair value of assets (Goodwill)	3,844,100	—
Fair value of acquired identifiable intangible assets	2,484,900	—
In-process research and development	370,000	—
Deferred tax liability	(937,500)	—

	2,118,600	—
Less cash and cash equivalents and investments acquired	90,100	—
Less acquisition costs paid prior to September 29, 2007	6,200	—

Net cash paid for acquisition	$2,022,300	$—

See accompanying notes.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(1)	Basis of Presentation

The consolidated financial statements of Hologic, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 29, 2007, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 27, 2007.

The consolidated balance sheet at September 29, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of December 29, 2007, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended December 29, 2007 and December 30, 2006, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

On October 22, 2007, the Company completed its business combination with Cytyc Corporation (“Cytyc”), a company that develops, manufactures and markets complementary products covering a range of cancer and women’s health applications, including cervical cancer screening, treatment of excessive menstrual bleeding, and radiation treatment of early-stage breast cancer.

The results of operations for the three months ended December 29, 2007 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 27, 2008. The results of operations include Cytyc’s operating results from the date of acquisition through December 29, 2007 (See Note 4).

Amortization expense for patents previously recorded within general and administrative expense and research and development expenses totaling $129 for first quarter of fiscal 2007 has been reclassified to cost of product sales—amortization of intangible assets. Certain customer support expenses previously recorded in general and administrative expenses totaling $156 for the first quarter of fiscal 2007 have been reclassified to selling and marketing. Both of these statement of operations reclassifications have been made to conform with the current period presentation.

(2)	Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, amortization periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, pension liabilities, contingent liabilities, and recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, dependence on third party reimbursements to support the markets of the Company’s products, early stage of development of certain products, rapid technological changes, competition, limited number of suppliers, customer concentration, integration of acquisitions, substantial indebtedness, government regulations, management of international activities, protection of proprietary rights, patent and other litigation and dependence on key individuals.

(3)	Revenue recognition

As a result of the merger with Cytyc, the Company now sells disposable supplies under customer usage agreements. Under customer usage agreements, the Company installs certain equipment (for example, a ThinPrep Processor or a ThinPrep Imaging System) at customer sites and customers commit to purchasing minimum quantities of disposable supplies at a stated price (generally including a usage fee for the equipment) over a defined contract term, which is typically between three and five years. Revenue is recognized over the term of the customer usage agreement as disposable supplies are delivered. Accordingly, no revenue is recognized upon delivery of the equipment.

As a result of the merger with Cytyc, the Company also rents certain other equipment to customers. Revenues from rental agreements are recorded over the terms of the rental agreements.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

(4)	Business Combinations

(a) Acquisition of Cytyc Corporation

On October 22, 2007 the Company completed its merger with Cytyc pursuant to the Agreement and Plan of Merger (“Merger Agreement”) entered into on May 20, 2007. Under the terms and conditions of the Merger Agreement, at the effective time of the merger, Cytyc became a wholly-owned subsidiary of the Company and each share of common stock of Cytyc, issued and outstanding immediately prior to the closing was cancelled and converted into the right to receive (i) 0.52 shares of common stock of the Company and (ii) $16.50 in cash. In accordance with Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations, and based on the terms of the merger, the Company is the accounting acquirer. This conclusion was based on the facts that Hologic board members and senior management control and represent a majority of the board of directors and senior management of the combined company, as well as the terms of the merger consideration, pursuant to which the Cytyc stockholders received a premium over the fair market value of their shares on such date and cash of $16.50 per share (or approximately 35% of the merger consideration). There were no preexisting relationships between the two companies.

Cytyc, headquartered in Marlborough, Massachusetts, is a diversified diagnostic and medical device company that designs, develops, manufactures, and markets innovative and clinically effective diagnostics and surgical products. Cytyc products cover a range of cancer and women’s health applications, including cervical cancer screening, prenatal diagnostics, treatment of excessive menstrual bleeding and radiation treatment of early-stage breast cancer.

Upon the close of the merger, Cytyc shareholders received an aggregate of approximately 66,019 shares of Hologic common stock and approximately $2,094,800 in cash. In connection with the close of the merger, the Company entered into a credit agreement relating to a senior secured credit facility (“Credit Agreement”) with Goldman Sachs Credit Partners L.P. and certain other lenders, in which the lenders committed to provide, in the aggregate, senior secured financing of up to approximately $2,550,000 to pay for the cash portion of the merger consideration, for repayment of existing debt of Cytyc, for expenses relating to the merger and for working capital following the completion of the merger. As of the closing of the merger, the Company borrowed $2,350,000 under this Credit Agreement. See Note 6(a) for further discussion.

The estimated aggregate purchase price of approximately $6,156,600 includes $2,094,800 in cash; approximately 66,019 shares of Hologic common stock at an estimated fair value of $3,671,400; approximately 8,200 of fully vested stock options granted to Cytyc employees in exchange for their vested Cytyc stock options, with an estimated fair value of approximately $241,400; the fair value of Cytyc’s outstanding convertible notes assumed in the merger of approximately $125,000; and approximately $24,000 of direct acquisition costs. There are no potential contingent consideration arrangements payable to the former Cytyc shareholders in connection with this transaction.

The Company has measured the fair value of the 66,019 shares of the Company common stock issued as consideration in connection with the merger under EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The Company determined the measurement date to be May 20, 2007, the date the transaction was announced, as the number of shares to be issued according the exchange ratio was fixed without subsequent revision. The Company valued the securities based on the average market price a few days before and after the measurement date. The weighted average stock price was determined to be approximately $55.61.

(i) Purchase price

The preliminary purchase price is as follows:

Cash portion of consideration	$2,094,800
Fair value of securities issued	3,671,400
Fair value of vested options exchanged	241,400
Fair value of Cytyc’s outstanding convertible notes	125,000
Direct acquisition costs	24,000

Total estimated purchase price	$6,156,600

The fair value of vested Hologic common stock options exchanged for vested Cytyc options was included in the purchase price as such options were fully vested. The Company estimated the fair value of these stock options using the Binomial Option Pricing Model. The Company estimated the fair value of the stock options assuming no expected dividends and the following weighted-average assumptions:

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

Expected life	2.50 years
Expected volatility	35.10%
Risk free interest rate	4.82%
Fair value per share determined in accordance with EITF Issue No. 99-12	$55.61

(ii) Preliminary Purchase Price Allocation

The allocation of the purchase price is based upon estimates of the fair value of assets acquired and liabilities assumed as of October 22, 2007. The Company is in the process of gathering information to finalize its valuation of certain assets and liabilities. The purchase price allocation will be finalized once the Company has all necessary information to complete its estimate, but generally no later than one year from the date of acquisition. As a result of the merger, the Company has assumed Cytyc’s obligation to Adiana’s former stockholders to make contingent earn-out payments based on the achievement of milestones. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of December 29, 2007, the Company has not recorded any amounts for the potential earn-outs. The Company has begun to assess and formulate a plan to restructure certain of Cytyc’s activities. The Company has recorded a liability of approximately $2,800 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), primarily related to the termination of certain employees, minimum inventory purchase commitments and other contractual obligations for which the related business activities have been discontinued. As of December 29, 2007, payments of $342 have been made related to the termination of employees. The Company believes its plan will be finalized within one year of the date of acquisition and will record any additional liability as a result of its plan as an increase to goodwill.

Book value of net assets acquired as of October 22, 2007	$1,143,400
Less: write-off of existing deferred financing costs, goodwill and intangible assets, including related deferred taxes	(791,500)

Adjusted book value of assets acquired	351,900
Remaining allocation:
Increase inventory to fair value	42,400
Increase property and equipment to fair value	3,200
Increase in liabilities recorded in accordance with EITF No. 95-3	(2,800)
Decrease deferred revenue to fair value	400
Identifiable intangible assets at fair value	2,484,900
Acquired in process research and development	370,000
Deferred taxes	(937,500)
Goodwill	3,844,100

Total purchase price	$6,156,600

(iii) Valuation of Intangible Assets and Goodwill

The purchase price for the merger with Cytyc will be allocated to assets acquired and liabilities assumed based on management’s estimate of their estimated fair values. Management will then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets and in-process research and development, based upon a detailed valuation that relies on information and assumptions further described below. Any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed is allocated to goodwill.

Identifiable Intangible Assets

As part of the preliminary purchase price allocation, the Company determined that Cytyc’s identifiable intangible assets include existing technology, customer relationships and trade names. Cytyc’s existing technology relates to patents, patent applications and know-how with respect to the technologies embedded in its currently marketed products. In determining the allocation of the purchase price to existing technology, consideration was only given to patent and patent applications that relate to products that have been approved by the Food and Drug Administration (“FDA”). Cytyc’s customer relationship assets relate to relationships that Cytyc’s sales force has developed with OB/GYNS, breast surgeons, clinical laboratories and other physicians. The trade names relate to both the Cytyc name as well as key product names.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

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

Acquired In-Process Research and Development

As part of the preliminary purchase price allocation for Cytyc, approximately $370,000 of the purchase price has been allocated to acquired in-process research and development projects. The amount allocated to acquired in-process research and development represents the estimated fair value based on risk-adjusted cash flows related to in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products. The fair value attributable to these in-process projects was expensed at the time of the acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects or for the transaction as a whole.

The fair value assigned to acquired in-process research and development was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the acquired in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects were based on management’s estimates of cost of sales, operating expenses, and income taxes from such projects.

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

The acquired in-process research and development of Cytyc relates to the following research and development projects: Adiana Complete TransCervical Sterilization (“TCS”) System® and expanded labeling of the NovaSure® System, Gestiva™, the ThinPrep® Imaging System, the ThinPrep Processor and Helica’s Thermal Coagulator System (“Helica”).

The most significant acquired in-process technology relates to the Adiana Complete TCS System for which the Company has estimated a value of approximately $220,000. The TCS product is an incision-less trans-cervical permanent sterilization device to be used during an office based procedure. The system consists of three different parts: a disposable applicator, an implantable polymer matrix and a radio frequency controller. The procedure can be performed in a hospital or physician’s office, and generally takes twelve minutes, with a thirty to forty minute recovery time. As of October 22, 2007 the estimated remaining costs to complete the clinical trials were expected to be approximately $800.

Cytyc’s other in-process research and development projects are at different stages of development, ranging from the early stages of development to Phase IIb prototype building, ongoing clinical trials and submission to the FDA of PMA and drug applications. FDA approval or clearance has not been granted for any of the products classified as in-process research and development, nor has Cytyc received any foreign approvals or clearances for any of these products. All products classified as in-process research and development require various levels of in-house and external testing, clinical trials and approvals from the FDA before these future products can be marketed. The estimated cash requirements in the aggregate to complete these remaining products is expected to be approximately $13,800.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

The successful development of new products and product enhancements is subject to numerous risks and uncertainties, both known and unknown, including, unanticipated delays, access to capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products and enhancements, including, for example changes requested by the FDA in connection with pre-market approval applications for products or 510(k) notification. Given the uncertainties inherent with product development and introduction, there can be no assurance that any of the Company’s product development efforts will be successful on a timely basis or within budget, if at all. The failure of the Company to develop new products and product enhancements on a timely basis or within budget could harm the Company’s results of operations and financial condition. For additional risks that may affect the Company’s business and prospects following completion of the merger, see “Risk Factors” in Item 1A of the Company’s Form 10-K for the year ended September 29, 2007 and in Item 1.A in Part II of this report.

Goodwill

The preliminary purchase price allocation has resulted in goodwill of approximately $3,844,100. The factors contributing to the recognition of this amount of goodwill are based upon several strategic and synergistic benefits that are expected to be realized from the combination. These benefits include the expectation that the Company’s complementary products and technologies will create a leading women’s healthcare company with an enhanced presence in hospitals, private practices and healthcare organizations. The Company also expects to realize substantial synergies through the use of Cytyc’s OB/GYN and breast surgeon sales channel to cross-sell the Company’s existing and future products. The merger provides the Company broader channel coverage within the United States and expanded geographic reach internationally, as well as increased scale and scope for further expanding operations through product development and complementary strategic transactions.

Supplemental Pro-forma Information

The following unaudited pro forma information presents the consolidated results of operations of the Company and Cytyc as if the acquisition had occurred at the beginning of each period presented, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, subsequent refinancing and certain other adjustments together with related tax effects:

(approximate amounts in thousands except per share data)	Three Months ended December 29, 2007	Three Months ended December 30, 2006
Net revenue	$408,351	$340,959
Net income	$41,298	$29,298
Net income per common share:
Basic	$0.33	$0.24

Diluted	$0.31	$0.23

The $370,000 charge for acquired in-process research and development, the fair value of the inventory step-up of $42,000, stock based compensation of $60,000, direct acquisition fees and expenses of $28,000 and change of control payments of $18,600 that were a direct result of the transaction are excluded from the unaudited pro forma information above. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisitions of Cytyc occurred at the beginning of the periods presented.

Prior to the close of the merger the Board of Directors of Cytyc approved a modification to certain outstanding equity awards for Cytyc employees, which was consented to by Hologic. The modification provided for the acceleration of vesting upon the close of the merger for those awards that did not provide for acceleration upon a change of control as part of the original terms of the award. This modification was consented to by the Company so that the Company would not incur stock-based compensation charges that it otherwise would have if the awards had continued to vest under their original terms.

Subsequent to the close of the Cytyc merger through December 29, 2007, stock options, originally issued by Cytyc and converted into options to purchase Hologic common stock, were exercised. The Company recorded the tax benefit of approximately $59,900 related to the exercise of these options as a reduction to goodwill as of December 29, 2007.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

(b) Acquisition of BioLucent, Inc.

On September 18, 2007 the Company completed the acquisition of BioLucent, Inc. (“BioLucent”) pursuant to a definitive agreement dated June 20, 2007. The results of operations for BioLucent have been included in the Company’s consolidated financial statements from the date of acquisition as part of its Breast Health business segment. The Company has concluded that the acquisition of BioLucent does not represent a material business combination and therefore no pro forma financial information has been provided herein.

BioLucent, previously located in Aliso Viejo, California, develops, markets and sells MammoPad® breast cushions to decrease the discomfort associated with mammography. Prior to the acquisition, BioLucent’s primary research and development efforts were directed at its brachytherapy business which was focused on breast cancer therapy. Prior to the acquisition, BioLucent spun-off its brachytherapy technology and business to the holders of BioLucent’s outstanding shares of capital stock. As a result, the Company only acquired BioLucent’s MammoPad cushion business and related assets. The Company invested $1,000 directly in the spun-off brachytherapy business in exchange for shares of preferred stock issued by the new business.

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

The acquisition also provides for up to two annual earn-out payments not to exceed $15,000 in the aggregate based on BioLucent’s achievement of certain revenue targets. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of December 29, 2007, the Company has not recorded any amounts for this potential earn-out. The allocation of the purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed as of September 18, 2007. The Company is in the process of gathering information to finalize its valuation of certain assets and liabilities. The purchase price allocation is preliminary and will be finalized once the Company has all necessary information to complete its estimate, but generally no later than one year from the date of acquisition. The components and initial allocation of the purchase price, consists of the following approximate amounts:

Net tangible assets acquired as of September 18, 2007	$3,400
Developed technology and know-how	12,300
Customer relationship	17,000
Trade name	2,800
Deferred income tax liabilities, net	(9,500)
Goodwill	47,200

Estimated Purchase Price	$73,200

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer relationship, trade name and developed technology and know how had separately identifiable values. The fair value of these intangible assets was determined through the application of the income approach. Customer relationship represents a large customer base that is expected to purchase the disposable MammoPad product on a regular basis. Trade name represents the BioLucent product name that the Company intends to continue to use. Developed technology and know-how represents currently marketable purchased products that the Company continues to sell as well as utilize to enhance and incorporate into the Company’s existing products. The Company reduced goodwill related to the BioLucent acquisition in the amount of approximately $600 during the three months ended December 29, 2007. The reduction was primarily related to a change in the preliminary valuation of certain liabilities acquired based on information received during the period.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

The deferred income tax liability relates to the tax effect of acquired identifiable intangible assets, and fair value adjustments to acquired inventory as such amounts are not deductible for tax purposes partially offset by acquired net operating loss carryforwards of approximately $2,400.

(5)	Other Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets at December 29, 2007 and September 29, 2007 consisted of:

	December 29, 2007	September 29, 2007

Inventories, net
Raw material and work-in-process	$93,181	$69,400
Finished goods	56,889	35,889

	$150,070	$105,289

Inventories are stated at the lower of cost (first-in, first-out) or market.
Certain work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.
Property and Equipment, net
Equipment and software	$240,443	$81,390
Furniture and fixtures	9,914	6,044
Building	44,728	28,577
Leasehold improvements	20,292	6,636
Land	8,982	2,710

	324,359	125,357
Less—accumulated depreciation and amortization	65,618	55,588

	$258,741	$69,769

Accrued Expenses
Accrued compensation and employee benefits	$49,119	$35,053
Accrued commissions	14,186	9,989
Accrued warranty, current portion	13,040	11,871
Accrued restructuring costs	3,902	—
Accrued professional fees	3,075	—
Accrued income taxes	6,824	22,356
Other accrued expenses	36,903	9,308

	$127,049	$88,577

Other Long Term Liabilities
Accrued lease obligation – long-term	$12,594	$—
Deferred rent – long-term	17,753	—
Other	19,010	7,791

	$49,357	$7,791

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

Restricted Cash

The Company’s restricted cash balance at December 29, 2007 represents amounts placed in escrow at the close of the Cytyc merger related to the outstanding Cytyc convertible notes, net of proceeds distributed to satisfy the Company’s obligation to pay a portion of the conversion price in cash upon conversion of those notes. The amount in this escrow account is limited to repayment or conversion of the Cytyc convertible notes or amounts outstanding under the Company’s Credit Agreement.

Other Assets

As of December 29, 2007, other assets was comprised primarily of the value of certain Company owned life insurance contracts, deferred financing costs and cost-method investments. The Company owned life insurance contracts include contracts that were purchased in connection with the Company’s Supplemental Executive Retirement Plan (“SERP”) and were valued at $6,915 as of December 29, 2007 (see Note 18 for further discussion). As of December 29, 2007, other assets also included $35,730 and $10,502 of deferred financing costs related to the Company’s Convertible Notes and Credit Agreement, respectively, both of which closed in the first quarter of fiscal 2008 (see Note 6). The Company is amortizing amounts related to the Credit Agreement to interest expense over a five year period, which approximates the level yield method. As a result of the Convertible Note offering, certain of the loans under the credit agreement were repaid and the Company accelerated the amortization of the related deferred financing costs resulting in total amortization expense of $5,020 relating to these loans during the three month period ended December 29, 2007. The Company is amortizing amounts related to the Convertible Notes on a straight-line basis over the period of earliest redemption which is a six year period. As a result the Company recorded amortization expense of $271 during the three months ended December 29, 2007.

Other assets also includes certain other minority cost-method equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in the fair value is deemed to be other-than-temporary, the Company writes down the value of the investment to its fair value. During the three months ended December 29, 2007, none of the investments held were deemed to be in a other-than-temporary loss. The carrying value of these investments was approximately $8,628 as of December 29, 2007 which includes $7,495 of investments acquired as a result of the Cytyc merger, as described below.

As a result of the merger with Cytyc, the Company acquired investments Cytyc had entered into prior to the merger with the Company. During 2005, Cytyc entered into a $5,000 private equity investment commitment with a limited liability partnership, which may be paid over the succeeding three years. As of December 29, 2007, approximately $2,500 of this investment has been paid. The Company is accounting for this investment under the cost method, since it does not have the ability to exercise significant influence and, as of December 29, 2007, holds less than three percent of the partnership’s voting stock, among other factors. In March 2006, Cytyc had entered into a $1,900 private equity investment agreement with a corporation, in which Cytyc received shares of preferred stock in exchange for granting a non-exclusive license to certain of Cytyc’s patents. The Company is accounting for this investment under the cost method, since it does not have the ability to exercise significant influence and, as of December 29, 2007, holds less than 20 percent of the corporation’s voting stock, among other factors. In addition, in July 2007, Cytyc entered into an agreement with an early-stage company, under which Cytyc has made an investment in it. Under this investment, Cytyc received 2,100 shares of the company’s Preferred Stock Series A at a fair market value of $1 per share. In exchange for the Preferred Stock received by Cytyc under this investment agreement, the company received from Cytyc a fully paid up worldwide license to those patents and patent applications in Cytyc’s portfolio that will allow access to certain of Cytyc’s intellectual property as part of its development of a surgical device. The Company is accounting for this investment under the cost method, since it does not have the ability to exercise significant influence and, as of December 29, 2007, holds less than 20 percent of the corporation’s voting stock, among other factors. The Company’s determination of whether it has significant influence over an investment requires judgment. If at any time the private equity investment in the limited liability partnership exceeds three percent of the partnership’s voting stock, the private equity investments entered into in March 2006 and July 2007 exceeds 20 percent of the corporation’s voting stock, or the Company determines that it has the ability to exercise significant influence over either entity, among other factors, the Company will begin to account for the related investment under the equity method.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

(6)	Indebtedness

(a)	Credit Agreement

On October 22, 2007, Company and certain of its domestic subsidiaries, entered into a senior secured credit agreement (the Credit Agreement) with Goldman Sachs Credit Partners L.P. and certain other lenders, (collectively, the “Lenders”). Pursuant to the terms and conditions of the Credit Agreement, the Lenders have committed to provide senior secured financing in an aggregate amount of up to $2,550,000. As of the closing of the Cytyc merger, the Company borrowed $2,350,000 under the credit facilities.

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

The Company used the proceeds from the credit facilities to pay the cash consideration of the Cytyc merger, and to pay fees, commissions and expenses incurred by the Company in connection with the Cytyc merger and the Credit Agreement. In addition, the Company used the proceeds of the credit facilities, together with the Company’s available cash, to pay the cash due upon conversion of Cytyc’s 2.25% Senior Convertible Notes due 2024 that were outstanding after the closing of the Cytyc merger.

The credit facilities under the Credit Agreement consist of:

•	$600,000 senior secured Term Loan A with a final maturity date of September 30, 2012;

•	$250,000 senior secured Term Loan B-1 and $250,000 senior secured Term Loan B-2 (collectively, the “term loan B facility”) with a final maturity date of March 31, 2013;

•	$1,250,000 senior secured capital markets term loan (the “Term Loan X facility”) with a final maturity date of April 22, 2009;

•	$200,000 senior secured revolving credit facility (the “revolving facility”) with a final maturity date of October 22, 2012.

Under the Credit Agreement, the Company may elect, subject in certain circumstances to pro forma compliance by the Company with a ratio of total debt to adjusted consolidated EBITDA specified in the Credit Agreement and other conditions, to increase, under terms and conditions to be determined, the total principal amount of borrowings available under the credit facilities by up to $250,000. EBITDA means earnings before interest, taxes, depreciation and amortization as defined in the Credit Agreement.

The Company applied the net proceeds from its Convertible Notes offering described below to repay amounts outstanding under the Credit Agreement, including all of the remaining amounts outstanding under Term Loan X and Term Loan B-2, $1,100,000 and $250,000, respectively, all of which was outstanding immediately prior to the issuance of the Convertible Notes. Additionally, the Company repaid a pro rata portion of the Company’s Term Loan A in the amount of $251,000 and Term Loan B in the amount of $104,000. During the quarter ended December 29, 2007, the Company also made voluntary prepayments of principal under its Term Loan A and Term B-1 of $141,000 and $59,000, respectively.

The terms of the Credit Agreement requires the Company to make scheduled principal payments under the Term A Loan facility in increasing amounts ranging from $7,500 per quarter beginning with the quarter ending December 29, 2007 to $22,500 per quarter commencing on the quarter ending December 25, 2010, and under the Term B Loan facility, in equal quarterly installments of $1,250 beginning on the quarter ending December 29, 2007 and for the first 21 quarters thereafter, with the remaining balance of each term loan facility due at the maturity of the applicable term loan facility. As a result of the repayment of amounts due under the Credit Agreement, the Company does not have any scheduled principal payment in fiscal 2008 and the remaining payments due under these facilities have been reduced pro rata. As a result, all amounts outstanding under the Credit Agreement are classified as long-term obligations on the accompanying consolidated balance sheet as of December 29, 2007. The revolving credit facility will become due at maturity. No scheduled payments were required under the revolving facility or the Term Loan X facility.

The Company is required to make principal repayments first, pro rata among the term loan facilities and second to the revolving credit facility from specified excess cash flows from operations and from the net proceeds of specified types of asset sales, debt issuances, insurance recoveries and equity offerings, provided, however, that net proceeds from certain debt issuances and equity offerings were contemplated to be applied first to the Term Loan X facility until such facility is repaid in full.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

The Company may voluntarily prepay any of the credit facilities without premium or penalty (other than applicable breakage costs related to interest on Eurodollar loans).

As of December 29, 2007, the Company had an aggregate of $295,000 of principal outstanding under this credit facility of which $208,000 was under the Term Loan A and $87,000 was under the Term Loan B-1, and the Company has no amounts outstanding under its revolving facility.

All amounts outstanding under the credit facilities will bear interest, at the Company’s option, initially, with respect to all loans made under the revolving facility and the Term A Loan facility: (i) at the Base Rate plus 1.25% per annum; or (ii) at the reserve adjusted Eurodollar Rate plus 2.25% per annum. With respect to loans made under the Term Loan B facility: (i) at a rate per annum equal to the Base Rate plus 1.5%; or (ii) at a rate per annum equal to the reserve adjusted Eurodollar Rate plus 2.50%; and with respect to loans made under the term loan X facility: (i) at a rate per annum equal to the Base Rate plus 0.75%; or (ii) at a rate per annum equal to the reserve adjusted Eurodollar Rate plus 1.75%. The margin applicable to loans under the revolving credit facility and the Term Loan A facility subject to specified changes based on certain change in the leverage ratio as specified in the Credit Agreement. Under the terms of the Credit Agreement, the Company was required to enter into interest rate hedge agreements or otherwise fix the interest rate on up to 50% of its outstanding debt within 18 months of the close. The Company’s completion of the fixed rate Convertible Notes offering has satisfied this requirement. Outstanding borrowings had a weighted average interest rate of 7.26% as of December 29, 2007. Interest expense under the credit facilities totaled $28,400 during the first quarter ended December 29, 2007, which included non-cash interest expense of $5,020 related to the amortization of the capitalized deferred financing costs related to the Credit Agreement.

The Company is required to pay a quarterly commitment fee, at an annual rate of 0.50%, on the undrawn commitments available under the revolving credit facility, subject to reduction based on a leverage ratio as specified in the Credit Agreement.

The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the Company’s ability, subject to negotiated exceptions, to: incur additional indebtedness and additional liens on its assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of its businesses.

The Credit Agreement requires the Company to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter, as defined within the Credit Agreement. The maximum leverage ratio is 5.50:1.00 beginning on the Company’s fiscal quarter ending December 29, 2007, and then decreases over time to 3:00:1.00 for the quarters ending September 25, 2010 and thereafter. The minimum interest coverage ratio is 2.00:1.00 beginning with the Company fiscal quarter ending March 29, 2008, and then increases over time to 2.75:1.00 for the quarters ending September 25, 2010 and thereafter. The leverage ratio is defined as the ratio of the Company’s consolidated total debt to the Company’s consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of the Company’s annualized consolidated adjusted EBITDA for the applicable periods to the Company’s annualized consolidated interest expense. The Company was in compliance with its financial covenants as of December 29, 2007.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

The amounts above do not include any potential mandatory prepayments in such periods, including the Company’s excess cash flows, as required by the Credit Agreement.

(b)	Convertible Notes

On December 4, 2007, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with the several underwriters named therein, for whom Goldman Sachs & Co. has acted as the representative (collectively, the “Underwriters”), for the issuance and sale by the Company of up to $1,725,000 aggregate original principal amount of its 2.00% Convertible Senior Notes due 2037 (the “Convertible Notes”).

Pursuant to Underwriting Agreement, on December 10, 2007, the Company issued and sold $1,725,000 aggregate original principal amount of the Convertible Notes, which amount included the exercise in full by the Underwriters of the $225,000 overallotment option granted to them by the Company. The Convertible Notes were registered under an effective Registration Statement and were issued pursuant to an Indenture between the Company and Wilmington Trust Company, as Trustee (the “Indenture”) and a First Supplemental Indenture thereto (the “Supplemental Indenture”), both dated December 10, 2007.

The net proceeds from the offering of approximately $1,689,000, after deducting the underwriters’ discounts of $34,500 and estimated offering expenses of approximately $1,500 payable by the Company, were used to repay the Company’s outstanding senior secured indebtedness under its Credit Agreement, including all of the Company’s Term Loan X and Term Loan B-2, $1,100,000 and $250,000, respectively, all of which was outstanding immediately prior to the issuance of the Convertible Notes, and a pro rata portion of the Company’s $600,000 Term Loan A and $250,000 Term Loan B-1.

The Convertible Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning June 15, 2008 and ending on December 15, 2013. The Convertible Notes will accrete principal from December 15, 2013 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six-month interest period commencing December 15, 2013, the Company will pay contingent interest during any six-month interest period to the holders of Convertible Notes if the “trading price”, as defined, of the Convertible Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the accreted principal amount of the Convertible Notes. The holders of the Convertible Notes may convert the notes into shares of the Company’s common stock at a conversion price of approximately $77.19 per share, subject to adjustment, prior to the close of business on September 15, 2037, subject to prior redemption or repurchase of the notes, under any of the following circumstances: (1) during any calendar quarter after the calendar quarter ending December 31, 2007 if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events.

In lieu of delivery of shares of the Company’s common stock in satisfaction of the Company’s obligation upon conversion of the Convertible Notes, the Company may elect to deliver cash or a combination of cash and shares of the Company’s common stock. If the Company elects to satisfy its conversion obligation solely in cash, the Company will deliver cash in an amount as provided in the Indenture. If the Company elects to satisfy its conversion obligation in a combination of cash and shares of the Company’s common stock, the Company will deliver up to a specified dollar amount of cash per $1,000 original principal amount of Convertible Notes, and will settle the remainder of our conversion obligation in shares of its common stock, in each case as provided in the Indenture. In addition, at any time on or prior to the 35th scheduled trading day prior to the maturity date of the Convertible Notes, the Company may make an irrevocable election to settle conversions of the notes either solely in cash or in a combination of cash and shares of its common stock with a specified cash amount at least equal to the accreted principal amount of the notes. This net share settlement election is in the Company’s sole discretion and does not require the consent of holders of the Convertible Notes. It is the Company’s current intent and policy to settle any conversion of the Convertible Notes as if the Company had elected to make the net share settlement election.

Holders may require the Company to repurchase the Convertible Notes on December 13 of 2013, and each of December 15, 2017, 2022, 2027 and 2032 at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest. The Company may redeem any of the Convertible Notes beginning December 18, 2013, by giving holders at least 30 days’ notice. The Company may redeem the Convertible Notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

The Convertible Notes are the Company’s senior unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured debt and prior to all future subordinated debt. The Convertible Notes are effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

If an event of default, as defined, relates to the Company’s failure to comply with the reporting obligations in the Convertible Notes, if the Company so elects, the sole remedy of the holders of the Convertible Notes for the first 90 days following such event of default consists exclusively of the right to receive an extension fee on the notes in an amount equal to 0.25% of the accreted principal amount of the Convertible Notes.

Based on the Company’s evaluation of the Convertible Notes in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company determined that the Convertible Notes contained a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment requiring bifurcation as the features were not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of December 10, 2007 and December 29, 2007.

As of December 29, 2007, upon conversion, without regard to any premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 28,000 common shares to the Convertible Note holders.

(c)	AEG Debt

The Company’s AEG subsidiary has approximately $13,200 outstanding at December 29, 2007 under certain debt agreements. The terms of the agreements have various maturities ranging from December 30, 2010 through March 30, 2014. Outstanding borrowings had a weighted-average interest rates ranging from 5.6% to 7.2% and 5.2% to 7.9% during the three months ended December 29, 2007 and December 30, 2006, respectively. Interest expense incurred under these debt agreements totaled $132 and $166 during the three months ended December 29, 2007 and December 30, 2006, respectively.

(d)	Cytyc Convertible Notes

In connection with the Cytyc merger the Company assumed the obligations under Cytyc’s 2.25% Senior Convertible Notes due 2024 (the “Cytyc Notes”) and the Indenture entered into by Cytyc and U.S. Bank Trust National Association, as trustee thereunder (the “Trustee”) on March 22, 2004, pursuant to which the Cytyc Notes were issued (the “Cytyc Indenture”). Interest on the Cytyc Notes is payable semi-annually and the Cytyc Notes were previously convertible into shares of Cytyc common stock. At the closing of the Cytyc merger with the Company, the Company, Cytyc and the Trustee entered into the First Supplemental Indenture (the “Cytyc Supplemental Indenture”) as required by the Cytyc Supplemental Indenture as a result of the merger in order to provide, among other things, that the Company guaranteed the obligations under the Cytyc Notes and the Cytyc Supplemental Indenture, and as a result of the merger, the Cytyc Notes ceased to be convertible into shares of Cytyc common stock but rather into the kind and amount of shares of stock and cash which a holder of shares of Cytyc common stock would have been entitled to receive upon the merger had the Cytyc Notes been converted into shares of Hologic common stock immediately prior to the merger, such that each $1,000 principal face amount of Cytyc Notes may be converted at any time and from time to time into $556.12 in cash and 17.53 shares of Hologic common stock. Pursuant to the terms of the Cytyc Supplemental Indenture, the Company offered to repurchase all of the outstanding Cytyc Notes in exchange for the principal face amount of such Cytyc Notes plus accrued but unpaid interest thereon. The obligations of the Company under the Cytyc Notes and the Indenture may be accelerated upon the occurrence of certain customary events of default including, without limitation, payment defaults, uncured defaults in the performance of certain covenants and agreements under the Cytyc Supplemental Indenture and bankruptcy and insolvency related defaults. The Cytyc Supplemental Indenture further provides that at any time after March 20, 2009, the Cytyc Notes may be redeemed by the Company at a cash redemption price equal to the principal amount of the Cytyc Notes, plus accrued and unpaid interest.

As of the close of the Cytyc merger the Company assumed the outstanding principal amount under the Cytyc Notes of $73,258. Subsequent to the close of the merger through December 29, 2007, Cytyc Notes in the principal amount of $69,564 were submitted for conversion upon which the Company issued 1,219 shares of its common stock and made a cash payment in the amount of $38,686. No holder of a Cytyc Note accepted the Company’s offer to repurchase the Cytyc Notes, which offer expired in November 2007. As of December 29, 2007, Cytyc Notes with an aggregate principal amount of $3,694 remain outstanding which are convertible into approximately 65 shares of Hologic common stock and cash in the amount of $2,054.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

(7)	Commitments and contingencies

Contingent Earn-Out Payments

As a result of the Cytyc merger, the Company assumed the obligation to the former Adiana stockholders to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include (i) payment of up to $25,000 tied to the timing of certain FDA milestone achievements of the Adiana permanent contraception product and (ii) potential contingent payments of up to $130,000, based on incremental sales growth of the Adiana permanent contraception product during the four-year period following FDA approval of this product.

The Company also has an obligation for a second and final earn-out to the former Suros Surgical stockholder related to Suros’ incremental revenue growth. Goodwill will be increased by the amount of earn-out payable, if any. The Company has not recorded any amounts for this second annual earn-out as of December 29, 2007.

See Note 4(b) for discussion of the Company’s earn-out obligation related to the BioLucent acquisition.

Finance Lease Obligations

As a result of the Cytyc merger, the Company assumed the obligation to a non-cancelable lease agreement for a building with approximately 164,000 square feet located in Alajuela, Costa Rica, to be used as a manufacturing and office facility to replace its current Costa Rica facility, the lease for which expires on December 31, 2008. The Company is responsible for a significant portion of the construction costs and therefore was deemed, for accounting purposes, to be the owner of the building during the construction period, in accordance with Emerging Issues Task Force (“EITF”) No. 97-10, The Effect of Lessee Involvement in Asset Construction. During the three months ended December 29, 2007, the Company recorded an additional $3,200 fair market value of the portion of the building constructed. This is in addition to the $3,000 fair market value of the land and the $7,700 fair market value of the portion of the building constructed that Cytyc had recorded as of October 22, 2007. The Company has recorded such fair market value within property and equipment on its consolidated balance sheet, with an offsetting increase to non-current liabilities. The Company will record the remainder of the building’s fair market value (estimated to have a total fair market value of $12,100), as well as the related leasehold improvements, as construction occurs. The term of the lease is for a period of approximately ten years with the option to extend for two consecutive five-year terms. The lease term is expected to commence in or around February 2008 and the Company is expected to transfer most of its Costa Rican operations to this facility during the second half of fiscal 2008.

At the completion of the construction period, the Company will review the lease for potential sale-leaseback treatment in accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. However, based on its preliminary analysis, the Company determined that the lease will not qualify for sale-leaseback treatment. Therefore, the Company expects that the building, improvements and associated liabilities will remain on the Company’s financial statements throughout the lease term, and that the building and tenant improvements will be depreciated on a straight line basis over their estimated useful lives.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

Future minimum lease payments, including principal and interest, under this lease were as follows at December 29, 2007:

Amount
Remaining nine months ending September 27, 2008	$957
Fiscal 2009	1,469
Fiscal 2010	1,520
Fiscal 2011	1,573
Fiscal 2012	1,628
Thereafter	9,691

Total minimum payments	16,838
Less-amount representing interest	7,066

Total	$9,772

As a result of the Cytyc merger, the Company assumed the obligation to a non-cancelable lease agreement for a building with approximately 146,000 square feet located in Marlborough, Massachusetts, to be principally used as an additional manufacturing facility. In 2011, the Company will have an option to lease an additional 30,000 square feet. As part of the lease agreement, the lessor agreed to allow the Company to make significant renovations to the facility to prepare the facility for the Company’s manufacturing needs. The Company is responsible for a significant amount of the construction costs and therefore was deemed under Generally Accepted Accounting Principles to be the owner of the building during the construction period in accordance with EITF No. 97-10. During the calendar year ended December 31, 2006, Cytyc recorded the fair market value of the facility of $13,200 within property and equipment on its consolidated balance sheet, with an offsetting increase to current and non-current liabilities. Cytyc began occupying a portion of the facility effective June 1, 2007. The term of the lease is for a period of approximately 12 years commencing on November 14, 2006.

Future minimum lease payments, including principal and interest, under this lease were as follows at December 29, 2007:

Amount
Remaining nine months ending September 27, 2008	$693
Fiscal 2009	924
Fiscal 2010	982
Fiscal 2011	982
Fiscal 2012	982
Thereafter	7,177

Total minimum payments	11,740
Less-amount representing interest	5,043

Total	$6,697

Long-Term Supply Contract

As a result of the merger with Cytyc, the Company assumed on a consolidated basis a non-cancelable supply contract which related to Cytyc’s previous acquisition of Proxima Therapeutics, Inc. in March 2005. The agreement is with one of Cytyc’s vendors to provide the facility for the production of one of its products and its ongoing exclusive supply.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

Future supply commitments under Cytyc’s long-term supply contracts as of December 29, 2007 are as follows:

Amount
2008	$3,250
2009	3,000
2010	3,000
2011	3,000
2012	3,000
Thereafter	750

$16,000

Operating Lease Commitments

As a result of the merger with Cytyc, the Company assumed all outstanding operating leases of which the most significant operating leases pertain to Cytyc’s headquarters located in Marlborough, Massachusetts which has a 15 year terms that expires on December 31, 2018 with future lease payments of approximately $41,700 and Cytyc’s warehouse in Methuen, Massachusetts which has a 10 year term that expires on March 31, 2013 with future lease payments of approximately $1,400. In addition, the Company is required to maintain the facilities during the term of the leases and to pay all proportionate share of taxes, insurance, utilities and other costs associated with those facilities.

(8)	Pension and Other Employee Benefits

In conjunction with the May 2, 2006 acquisition of AEG, the Company assumed certain defined benefit pension plans covering the employees of the AEG German subsidiary (Pension Benefits). As of September 29, 2007 the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (‘SFAS 158”) using a prospective approach. The adoption of SFAS No. 158 did not impact the Company’s compliance with its debt covenants under its credit agreements, cash position or results of operations.

As of December 29, 2007, the Company has recorded a pension liability of approximately $7,905 as a component of accrued expenses in the accompanying consolidated financial statements. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Benefits are safeguarded by the Pension Guaranty Fund; a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency.

The tables below provide a reconciliation of benefit obligations, plan assets, funded status, and related actuarial assumptions of the Company’s German Pension Benefits.

	Pension Benefits
Change in Benefit Obligation	December 29, 2007	December 30, 2006
Benefit obligation at beginning of year	$(7,627)	$(8,005)
Service cost	—	(1)
Interest cost	(106)	(147)
Plan participants’ contributions	—	—
Actuarial gain	—	703
Foreign exchange	(252)	(956)
Benefits paid	80	98

Benefit obligation at end of period	(7,905)	(8,308)
Plan assets	—	—

Funded status	$(7,905)	$(8,308)

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

	Pension Benefits
Components of Net Periodic Benefit Cost	December 29, 2007	December 30, 2006
Service cost	$—	$—
Interest cost	106	$92
Expected return on plan assets	—	$—
Amortization of prior service cost	—	$—
Recognized net actuarial gain	(23)	$—

Net periodic benefit cost	$83	$92

	Pension Benefits
Weighted-Average Net Periodic Benefit Cost Assumptions	December 29, 2007	December 30, 2006
Discount rate	5.5%	4.5%
Expected return on plan assets	0%	0%
Rate of compensation increase	0%	0%

The projected benefit obligation for the German Pension Benefits plans with projected benefit obligations in excess of plan assets was $7,905 at December 29, 2007 which is the same amount as the accumulated benefit obligation for the German Pension Benefits plans at December 29, 2007.

The table below reflects the total Pension Benefits expected to be paid from the plans.

Pension Benefits
Remaining nine months ending September 27, 2008	$236
2009	350
2010	357
2011	373
2012	391
Thereafter	6,198

$7,905

(9)	Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options, restricted stock units and convertible debt. As a result of the Company’s net loss during the three months ended December 29, 2007, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculation.

The Company applies the provisions of EITF No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share to determine diluted weighted average shares outstanding as it relates to its outstanding Convertible Notes and the remaining Cytyc Convertible Notes. Accordingly, the Company uses the treasury stock method to determine dilutive weighted average shares related to its Convertible Notes and the if-converted method as it relates to the remaining Cytyc Convertible Notes. The potential common equivalent shares as calculated for both convertible notes were excluded from the Company’s dilutive weighted average shares as a result of the Company’s net loss position for the three months ended December 29, 2007.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended
	December 29, 2007	December 30, 2006
Basic weighted average common shares outstanding	108,441	52,617
Weighted average common equivalent shares	—	1,777

Diluted weighted average common shares outstanding	108,441	54,394

Diluted weighted average shares outstanding do not include options outstanding to purchase 2,860 common shares and 116 outstanding restricted stock units as a result of the Company’s net loss position for the three months ended December 29, 2007, as their effect would have been anti-dilutive. Diluted net loss per share for the quarter ended December 29, 2007 excludes the effect on weighted average diluted common shares outstanding assumed conversion of convertible debt as such amounts would have been anti-dilutive. Diluted weighted average shares outstanding do not include options outstanding to purchase 634 common-equivalent shares as of December 30, 2006, as their effect would have been anti-dilutive. There was no convertible debt outstanding during the quarter ended December 30, 2006.

(10)	Stock-based Compensation

During 2004 the FASB issued SFAS Statement No. 123(R) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

The Company adopted SFAS 123(R) at the beginning of fiscal 2006 utilizing the “modified prospective” method. A “modified prospective” method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As a result, the Company is recognizing compensation for the fair value of the unvested portion of option grants issued prior to the adoption of SFAS 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123. As a result, the Company has applied an estimated forfeiture rate of 9.0% and 9.4% in the three months ended December 29, 2007 and December 30, 2006, respectively, in determining the expense recorded in the Company’s consolidated statement of operations.

During the quarters ended December 29, 2007 and December 30, 2006, the Company has recorded $6,388 and $1,156, respectively, of stock-based compensation expense related to employee stock options. The compensation expense reduced both basic and diluted earnings, net of related tax effects, per share by $0.04 and $0.01 during the three month periods ended December 29, 2007 and December 30, 2006, respectively. As of December 29, 2007, there was $17,832 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized over a weighted-average period of 3.5 years.

Included in stock-based compensation expense for the quarter ended December 29, 2007 was $2,662 as a result of the acceleration of vesting for certain outstanding Hologic stock options upon the close of the merger with Cytyc. The original terms of these employee stock options provided for acceleration of vesting upon a change of control.

Also included in stock-based compensation expense for the quarter ended December 29, 2007 was $2,264 as a result of a modification of certain stock options that occurred upon entering into the Merger Agreement in May 2007 that provided for acceleration of vesting of the unvested options upon a termination as a result of a change of control, as well as, an extension of the period to exercise vested options from 90 days to December 31, 2009, which occurred upon the close of the merger with Cytyc.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

The Company has also recorded $1,195 and $360 of stock-based compensation expense during the three months ended December 29, 2007 and December 30, 2006, respectively, for the fair value of restricted stock units. The restricted stock units have a weighted average grant date fair value of $55.82 and 127 were outstanding as of December 29, 2007.

Stock-based compensation expense for the quarter ended December 29, 2007 for restricted stock units included $570 as a result of the acceleration of vesting for certain outstanding restricted stock units upon the close of the merger with Cytyc. The original terms of these restricted stock units provided for acceleration of vesting upon a change of control.

Effective with the adoption of SFAS 123(R), the Company has elected to use a bi-nomial model to determine the weighted average fair value of options. The Company considers a number of factors to determine the fair value of options including the advice of an outside valuation advisor and the advisor’s model. The weighted average fair value of options granted during the three months ended December 29, 2007 and December 30, 2006, under the binomial valuation method, were $21.94 and $24.55, respectively.

The weighted-average assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended
	December 29, 2007	December 30, 2006
Risk – free interest rate	4.0%	5.0%
Expected volatility	37 – 38%	55%
Expected life (in years)	4.0 – 4.6	5.0
Dividend yield	—	—

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

The following table summarizes all stock option activity under all of the Company’s equity incentive plans (the “Plans”), including those assumed in connection with its merger with Cytyc), during the three months ended December 29, 2007:

	Number of Shares	Per Share Exercise Price	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 29, 2007	2,860	$1.97 – 62.26	19.53	$118,599
Cytyc options converted upon merger	8,233	0.58 – 61.98	32.21
Granted	680	16.46 – 69.82	54.63
Terminated	(16)	10.69 – 61.22	44.44
Exercised	(4,952)	2.50 – 61.98	30.45
Outstanding at December 29, 2007	6,805	$0.58 – 69.82	$30.37	$267,276

Exercisable at December 29, 2007	5,709	$0.58 – 61.98	$26.37	$247,101

Vested and expected to vest at December 29, 2007 (1)	6,590

Available for Grant at December 29, 2007	5,457

(1)	This represents the number of vested stock options as of December 29, 2007 plus the unvested outstanding options at December 29, 2007 expected to vest in the future, adjusted for estimated forfeitures.

The table below provides the range of exercise prices for options outstanding and options exercisable at December 29, 2007, however, the table excludes 127 of outstanding restricted stock units.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$ 0.58 – 2.53	100	2.94	$2.39	100	$2.39
2.56 – 3.66	68	2.22	3.20	68	3.20
3.72 – 5.13	484	4.54	4.69	484	4.69
5.25 – 7.13	488	5.70	7.04	478	7.04
7.15 – 10.18	436	2.99	9.80	417	9.80
10.19 – 13.34	69	5.48	12.76	49	12.81
13.40 – 19.51	503	3.42	16.69	466	16.59
19.76 – 28.49	635	5.48	25.96	607	26.02
28.54 – 39.39	2,238	5.62	34.50	2,191	34.47
39.63 – 69.82	1,784	8.14	52.30	849	47.91

$ 0.58 – 69.82	6,805	5.79	$30.37	5,709	$26.37

A summary of the status of the Company’s restricted stock units, the Company’s only non-vested shares, as of December 29, 2007, and changes during the three months ended December 29, 2007, is presented below:

Non-vested Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Non-vested at September 29, 2007	84	$47.06
Granted	61	65.63
Vested	(18)	48.30
Forfeited	—	—

Non-vested at December 29, 2007	127	$55.82

As of December 29, 2007, there was $5,007 of total unrecognized compensation cost related to non-vested shares granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.85 years.

(11)	Comprehensive (Loss) Income

The Company’s only item of other comprehensive (loss) income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required.

A reconciliation of comprehensive (loss) income is as follows:

	Three Months Ended
	December 29, 2006	December 30, 2006
Net (loss) income as reported	$(358,608)	$16,086
Foreign currency translation adjustment	1,600	668

Comprehensive (loss) income	$(357,008)	$16,754

(12)	Business Segments and Geographic Information

As a result of the Cytyc merger, the Company reassessed its segment reporting based on the operating and reporting structure of the combined company. Beginning in fiscal 2008, the Company combined its previously reported Other business segment with its Breast Health (formerly Mammography / Breast Care) and Skeletal Health (formerly Osteoporosis) segments, to better reflect how the Company views its operations and manages its business. The Company’s Other business segment previously included AEG, mini C-arm, extremity MRI, conventional general radiography service and digital general radiography systems businesses. The AEG business is now part of Breast Health while the remaining reporting units are part of Skeletal Health.

In addition, the Company will report two new operating segments Diagnostics and GYN Surgical. Diagnostics includes the ThinPrep Products and the FullTerm Fetal Fibronectin test, acquired as part of Cytyc’s purchase of

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

Adeza Biomedical Corporation in March 2007 and GYN Surgical includes the NovaSure system and the Adiana TCS system under development. The MammoSite Radiation Therapy system, previously part of Cytyc’s surgical reporting segment which is a single-use device for the treatment of early-stage breast cancer, is now part of the Company’s Breast Health segment.

As a result of these changes, the Company now reports its business as four segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. Identifiable assets for the four principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other identifiable assets as corporate assets. Intersegment sales and transfers are not significant. Segment information for the three months ended December 29, 2007 and December 30, 2006 is as follows:

	Three Months Ended
	December 29, 2007	December 30, 2006
Total revenues–
Breast Health	$196,962	$137,564
Diagnostics	100,312	—
GYN Surgical	49,886	—
Skeletal Health	24,285	25,648

	$371,445	$163,212

Operating (loss) income–
Breast Health	$42,672	$24,574
Diagnostics	(81,970)	—
GYN Surgical	(282,872)	—
Skeletal Health	(611)	1,943

	$(322,781)	$26,517

Depreciation and amortization–
Breast Health	$9,401	$7,279
Diagnostics	20,308	—
GYN Surgical	5,465	—
Skeletal Health	1,389	952

	$36,563	$8,231

Capital expenditures–
Breast Health	$4,877	$3,980
Diagnostics	3,095	—
GYN Surgical	2,556	—
Skeletal Health	1,916	1,950

	$12,444	$5,930

	December 29, 2007	September 29, 2007
Identifiable assets–
Breast Health	$1,209,433	$718,155
Diagnostics	3,382,009	—
GYN Surgical	2,599,889	—
Skeletal Health	29,161	29,531
Corporate	678,136	318,663

	$7,898,628	$1,066,349

There were no customers with balances greater than 10% of accounts receivable as of December 29, 2007 and December 30, 2006, nor any customer that represented greater that 10% of product revenues during the three months ended December 29, 2007 and December 30, 2006.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America during the three months ended December 29, 2007 and December 30, 2006 totaled approximately $67,543 and $38,594, respectively.

Products sold by the Company internationally are manufactured at domestic and international manufacturing locations such as Costa Rica where much of the GYN Surgical products are currently being manufactured and developed.

Transfers between the Company and its European subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

There were no intersegment revenues during the quarter ended December 29, 2007.

Export product sales as a percentage of total product sales are as follows:

	Three Months Ended
	December 29, 2007	December 30, 2006
Europe	13%	17%
Asia	4	4
All others	3	6

	20%	27%

(13)	Litigation and Other Matters

In March 2005, the Company was served with a Complaint filed on November 12, 2004, by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that the Company’s HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff is seeking to preliminarily and permanently enjoin the Company from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, the Company filed an Answer and Counterclaims in response to the complaint in which it denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. On March 2, 2007 the Court granted summary judgment in the Company’s favor, holding that the patent-in-suit is invalid, and dismissed Oleg Sokolov’s complaint, thus leaving in the case only the Company’s counterclaims against Oleg Sokolov. In a related matter, the United States Patent and Trademark Office decided in December 2005 to re-examine the validity of Sokolov’s patent, and this case has been stayed pending completion of this process. The Company does not believe that it infringes any valid or enforceable patents of the plaintiff. However, while the Company intends to vigorously defend its interests, ongoing litigation can be costly and time consuming, and the Company cannot guarantee that it will prevail. On October 28, 1998, the plaintiff had previously sued Lorad, asserting, among other things, that Lorad had misappropriated the plaintiff’s trade secrets relating to the HTC Grid. This previous case was dismissed on August 28, 2000. The dismissal was affirmed by the Appellate Court of the State of Connecticut, and the United States Supreme Court refused to grant Certiorari. Following the dismissal, Sokolov threatened to file further claims related to the matter, and as a result, the Company entered into mediation and believes it reached a tentative oral settlement which is expected to be finalized by a written release and settlement agreement. There are, however, no assurances that a settlement will be reached.

On June 16, 2003, Cytyc filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s (“TriPath”) patents are invalid and not infringed by Cytyc’s ThinPrep Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against Cytyc in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. In its complaint TriPath sought the issuance of a preliminary and permanent injunction enjoining Cytyc from infringing the asserted patents and to award unspecified damages, unspecified treble damages and attorneys’ fees, and the impounding and destruction of the alleged infringing products. The non-patent claims were dismissed and the patent cases were then consolidated into a single action. In October of 2007, the parties entered into a settlement agreement. Under the terms of the settlement agreement, Cytyc will pay TriPath an on-going royalty for a license under certain of TriPath’s patents. The two parties have also agreed to a non-royalty bearing cross-license of other patents held by each company. The settlement agreement resolves all pending litigation between the parties and permits Cytyc to continue making, using and selling the ThinPrep Imaging System.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

On October 5, 2007, Ethicon Endo-Surgery, Inc., a Johnson & Johnson operating company, filed a complaint against the Company and its wholly-owned subsidiary Suros Surgical Systems, Inc. (“Suros”) in the United States District Court for the District of Ohio. The complaint alleges that certain of the ATEC biopsy systems manufactured and sold by Suros infringe four Ethicon patents. An amended complaint filed January 11, 2008 additionally asserts claims of unfair competition. The complaint seeks to enjoin Hologic and Suros from conducting acts of unfair competition and infringing the patents as well as the recovery of unspecified damages and costs. Given the early stage of the litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

On January 8, 2008, the Company filed a suit against SenoRx in the United States District Court for the District of Northern California for infringement of U.S. Patent Nos. 5,913,813, 6,413,204, and 6,482,142. The complaint seeks to enjoin SenoRx from infringing the patents, recover of damages and costs and seeks a finding of willful infringement. Given the early stage of the litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

The Company is a party to various other legal proceedings arising out of the ordinary course of our business. The Company believes that there are no other proceedings pending against it which, if determined adversely, would have a material adverse effect on its financial condition or results of operations.

(14)	Income Taxes

The Company’s effective tax rates for the three months ended December 29, 2007 and December 30, 2006 were (1.8)% and 38.0%, respectively. For the period ended December 29, 2007, the effective tax rate was reduced primarily due to the acquired in-process research and development charge related to the Cytyc merger. The effective tax rate in the December 30, 2006 period was reduced because a portion of the Company’s domestic manufacturing profits were exempt from tax. As of December 29, 2007 the Company has recorded a net deferred tax liability of $909,000. This liability is net of certain deferred tax assets. Management’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company combined with tax planning strategies available to the Company will provide sufficient taxable income to realize recorded tax assets. Such tax strategies include estimates and involve judgment. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable. The Company’s net deferred tax liability increased $883,000 in the current quarter primarily due to the increase of intangible assets, as a result of the Cytyc merger for which the related amortization is not deductible for tax purposes.

On September 30, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. As a result of its adoption of FIN No. 48, the Company has recorded the cumulative effect of the change in accounting principle of $480 as a decrease to opening retained earnings.

The Company had gross unrecognized tax benefits of approximately $6,300 as of September 30, 2007. Of this amount, $4,100 represents the amount of unrecognized tax benefits as of September 30, 2007 that, if recognized, would result in a reduction of the Company’s effective tax rate. At December 29, 2007, the Company had $20,300 of gross unrecognized tax benefits, $4,200 of which, if recognized, would result in the reduction of the Company’s effective tax rate. The increase in unrecognized tax benefits at December 29, 2007 is primarily due to the merger with Cytyc. It is reasonably possible that, the Company will recognize $2,000 of unrecognized tax benefits reported on previously filed returns due to expiration of statute of limitations in the next 12 months.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as part of income tax expense in its consolidated statements of operations. As of September 30, 2007, accrued interest was approximately 100, net of federal benefit. As of December 29, 2007, no penalties have been accrued.

The Company and its subsidiaries are subject to United States federal income tax, as well as income tax of multiple state income and foreign jurisdictions. The current tax returns are open for audit through fiscal 2012.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

(15)	Product Warranties

The Company generally offers a one-year warranty for its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary.

Product warranty activity for the three months ended December 29, 2007 and December 30, 2006 is as follows:

	Balance at Beginning of Period	Accruals for warranties provided during the period	Accruals for warranties acquired during the period	Write- Offs/Payments	Balance at End of Period
Three Months Ended:
December 29, 2007	$12,087	$2,829	$591	$(2,311)	$13,196
December 30, 2006	$8,987	$1,838	$—	$(1,211)	$9,614

(16)	Restructuring Accrual

As a result of the Cytyc merger, the Company assumed previous Cytyc management approved restructuring plans designed to reduce future operating expenses by consolidating its Mountain View, California operations into its existing operations in Costa Rica and Massachusetts as well as restructuring plans relating to it’s acquisitions of Adeza and Adiana Inc. during March 2007. In connection with these plans, the Company assumed a total liability of approximately $4,722. During the three months ended December 29, 2007, the Company did not incur any additional restructuring costs related to retention costs for employees. Any additional severance and/or retention costs related to these restructurings would be an adjustment to goodwill.

Additionally, the Company recorded a liability of approximately $2,800 in accordance with EITF 95-3, primarily related to termination of certain employees related to minimum inventory purchase commitments and other contractual obligations for which business activities have been discontinued.

Changes in the restructuring accrual for the three months ended December 29, 2007 were as follows:

	Three Months Ended December 29, 2007
	Other	Termination Benefits
Balance Acquired, October 22, 2007	$—	$4,722
Provided for under 95-3	1,872	972
Adjustments	—	(73)
Payments	—	(1,542)

Ending Balance	$1,872	$4,152

As a result of the Cytyc merger, the Company also assumed an arrangement in which the Company is sub-leasing all of its Mountain View facility to a third party for a term of approximately five years, a period of time equivalent to the remainder of the Company’s lease of this facility. The sub-lease commenced on July 1, 2007. The Company is recording the payments it receives under the sub-lease as other income within its consolidated statements of operations.

(17)	Related Party Transactions

In May 2006, the Company entered into retention and severance agreements with certain executives that provide for retention payments in cash totaling $3,000 if these executives remain employed with the Company through December 31, 2008 (“Retention Date”). The Company has determined that it is probable that these amounts will be paid and therefore, is accruing these amounts ratably through the Retention Date. In addition, in connection with the retention and severance agreement, these executives were awarded 54 restricted stock units with an aggregate value of $2,500. These restricted stock units cliff vest on the Retention Date. These shares are excluded from the computation of basic earnings per share until the shares vest because the employee is not entitled to the reward of stock ownership. The Company is recording the $2,500 of stock-based compensation, over the vesting period of the restricted stock. As a result, the Company recorded stock-based compensation expense of $234 during the three months ended December 29, 2007 and December 30, 2006, respectively. The retention and severance agreements also provide these executives with certain cash payments and continuation of benefits, as defined, in the event of termination without cause.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

In May 2006, the Company also entered into severance agreements with certain other key officers that provide for certain cash payments and continuation of benefits, as defined, in the event of termination without cause.

In connection with entering into the merger agreement with Cytyc, each of John W. Cumming, Chief Executive Officer, Glenn P. Muir, Executive Vice President Finance and Administration and Robert A. Cascella, President and Chief Operating Officer, agreed to conditionally waive, solely with respect to the change of control resulting from the merger with Cytyc, the change of control payment and special bonus they would have been entitled to receive under their respective change of control agreements and any accelerated vesting of the stock options and restricted stock units that were entitled to fully vest in connection with the merger.

On October 22, 2007, the Company entered into retention and severance agreements with certain executives of the Company. The Company has determined that it is probable that these amounts will be paid and therefore, is accruing these amounts ratably over the applicable retention period. In addition, these executives were awarded 38 restricted stock units with an aggregate value of $2,500. The restricted stock units cliff vest at the end of the applicable retention period. The Company is recording the $2,500 of the stock-based compensation over the vesting period of the restricted stock units. As a result, the Company recorded stock-based compensation expense of $199 during the three months ended December 29, 2007.

(18)	Supplemental Executive Retirement Plan

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

On both October 30, 2006 and October 22, 2007 the Compensation Committee of the Board of Directors approved a $1,500 discretionary cash contribution to the SERP for each year respectively. Discretionary contributions by the Company to the SERP are held in a Rabbi Trust. The Company is recording compensation expense for the SERP discretionary contribution ratably over the three-year vesting period, which totaled $242 and $125 in the three months ended December 29, 2007 and December 30, 2006, respectively. The full amount of the discretionary contribution has been recorded as a component of accrued expenses in the accompanying Consolidated Balance Sheets. The unvested portion of the contribution of $968 and $1,265 are classified in prepaid expenses and other current assets and other long term assets, respectively, in the accompanying Consolidated Balance Sheets.

The Company has purchased Company-owned group life insurance contracts, in which both voluntary and discretionary Company SERP contributions are invested to fund payment of the Company and employees contributed amounts and related earnings, in the amount of $6,915 which approximates the total of employee voluntary contributions into the plan and the Company’s cash portion of its discretionary contribution. The values of these life insurance contracts have been recorded as a component of other long-term assets in the accompanying Consolidated Balance Sheet. Changes in the cash surrender value of life insurance contract are recorded as a component of other (expense) income, net in the accompanying Consolidated Statement of Operations.

(19)	Goodwill and Intangible Assets

Consistent with prior years, the Company intends to conduct its annual impairment test of goodwill during the second quarter of fiscal 2008. In performing the test, the Company utilizes the two-step approach prescribed under SFAS No. 142, Goodwill and Other Intangible Assets. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. The Company considered a number of factors to determine the fair value of a

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

reporting unit, including an independent valuation, to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales or offerings of similar companies. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value.

The estimate of fair value requires significant judgment. Any loss resulting from an impairment test would be reflected in operating (loss) income in the Company’s consolidated statement of operations. The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

Subsequent to the Cytyc merger, the Company decided to discontinue the development of Cytyc’s Helica product. The Company will not realize any future cash flows from this product. The Company’s intangible asset valuation for Cytyc included approximately $2,900 related to customer relationships for Helica. As a result of the Helica product discontinuation, the Company recorded an impairment charge, as a component of its GYN Surgical segment, of $2,900 during the three months ended December 29, 2007.

The preliminary allocation of goodwill by reporting segment consists of the following:

Reporting Segment	Balance as of December 29, 2007	Balance as of September 29, 2007
Breast Health	$703,028	$406,950
Diagnostics	1,953,083	—
GYN Surgical	1,534,473	—
Skeletal Health	598	578

	$4,191,182	$407,528

Intangible assets consist of the following:

Reporting Segment	Description	Weighted Average Estimated Useful Life (in years)	As of December 29, 2007		As of September 29, 2007
			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Breast Health	Developed Technology	11.72	$303,428	24,060	$132,257	19,625
	Customer Relationship	11.49	68,722	8,411	55,692	6,303
	Trade Name	10.34	12,364	1,178	12,350	929
	Order Backlog	0.00	800	800	800	800
	Patents	6.94	1,459	638	1,273	636
Diagnostics	Developed Technology	15.00	983,500	11,825	—	—
	Customer Relationship	15.00	229,100	2,142	—	—
	Trade Name	25.98	78,400	1,149	—	—
GYN Surgical	Developed Technology	15.00	766,400	3,871	—	—
	Customer Relationship	15.00	184,300	—	—	—
	Trade Name	25.97	56,200	608	—	—
Skeletal Health	Patents	11.66	7,072	6,818	7,066	6,784

	Totals		$2,691,745	$61,500	$209,438	$35,077

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

Amortization expense related to developed technology and order backlog is classified as a component of cost of product sales – amortization of intangible assets in the accompanying Consolidated Statements of Operations. Amortization expense related to customer relationship and trade name is classified as a component of amortization of other acquired intangible assets in the accompanying Consolidated Statement of Operations.

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Remainder of Fiscal 2008	$96,736
Fiscal 2009	195,030
Fiscal 2010	217,601
Fiscal 2011	224,230
Fiscal 2012	229,667
Fiscal 2013	223,027

(20)	Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is not permitted. Therefore, the Company will adopt SFAS 157 in fiscal 2009, which commences on September 28, 2008. The Company is currently evaluating the impact that the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur. SFAS No. 159 also establishes additional disclosure requirements for these items stated at fair value. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is the Company’s 2009 fiscal year, with early adoption permitted, provided that the Company also adopts SFAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact that the adoption of Statement No. 159 will have on its consolidated financial statements.

In July 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of this consensus includes nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. EITF Issue No. 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The consensus may not be applied to earlier periods. Early adoption of the provisions is not permitted. The Company’s historical policy has been to capitalize upfront nonrefundable advance payments related to research and development activities and expense these amounts as the goods are delivered or services rendered. Therefore, the adoption of this consensus should not have any impact on its consolidated financial statements.

In August 2007, the FASB issued Proposed FASB Staff Position (“FSP”) APB Opinion No. 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. The liability and equity components of convertible debt instruments within the scope of this FSP must be separately accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. If approved, this FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. This FSP must be applied retrospectively to all periods presented. For convertible debt instruments that were modified after their original issuance date to provide for cash settlement upon conversion in a modification transaction that was not accounted for as an extinguishment, this FSP must be applied retrospectively to the modification date. The Company is currently evaluating the impact that the adoption of APB Opinion No. 14-a will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51”. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Earlier adoption is prohibited.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

(In thousands, except per share data)

(21)	Subsequent Events

Sale of Gestiva

On January 22, 2008, the Company entered into a definitive agreement pursuant to which it has agreed to sell full U.S. and world-wide rights to Gestiva™ to KV Pharmaceutical Company upon approval of the pending Gestiva new drug application (the “Gestiva NDA”) by the FDA.

The development of Gestiva, a drug, if approved by the FDA, could be used in the prevention of preterm birth in pregnant women with a history of at least one spontaneous preterm birth, was originally begun by Adeza Biomedical Corporation, which was acquired by Cytyc on April 2, 2007. On October 22, 2007, the Company completed its business combination transaction with Cytyc and as a result acquired all rights to Gestiva.

The purchase price to be paid to the Company as a result of the transaction is $82,000 in cash, $7,500 of which is payable at the closing of the transaction and the balance of which is payable upon final approval by the FDA of the Gestiva NDA and the production of a quantity of Gestiva suitable to enable the commercial launch of the product. The closing of the transaction is expected to occur within 30 days after the satisfaction of customary closing conditions.

Stock Split

On January 29, 2007, the Board of Directors approved a two-for-one stock split, to be effected in the form of a stock dividend, subject to stockholder approval of a proposed amendment to the Certificate of Incorporation of the Company to increase the number of shares of common stock the Company has the authority to issue from 300,000 to 750,000 shares.

The Company is seeking approval of the amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock at its Annual Meeting of Stockholders to be held on March 11, 2008. Subject to receiving such stockholder approval, the record date for the stock split will be March 21, 2008 and the payment date will be April 2, 2008.

Equity Awards

On January 16, 2008, the Compensation Committee of the Board of Directors approved the grant of common stock options and restricted stock units. Options to purchase up to [910] shares of the Company’s common stock were granted. The options have an exercise price of $[66.62], equal to the fair value on the date of grant, vest ratably over a period of 5 years and have a maximum term of 7 years . A total of [550] restricted stocks units were issued and vest 100% three years from the date of issuance.

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

Our business and prospects have been significantly altered upon completion of our merger with Cytyc Corporation (“Cytyc”) on October 22, 2007. In the last two years, we and Cytyc have also acquired a number of businesses including BioLucent LLC (“BioLucent”), Adeza Biomedical Corporation (“Adeza”), Adiana, Inc. (“Adiana”), AEG Elektrofotografie (“AEG”), R2 Technologies (“R2”) and Suros Surgical Systems (“Suros”). Risks and uncertainties relating to the Cytyc merger and these additional acquisitions could cause actual results to materially differ from those contemplated by the forward-looking statements including, without limitation:

•	our ability to successfully integrate acquired businesses, which may result in the combined companies not operating as effectively and efficiently as expected;

•

the risks associated with the significant debt we incurred in financing the Cytyc transaction, including our obligation to meet financial covenants and payment obligations under those financing arrangements, restrictive covenants that may limit our ability to engage in advantageous transactions, and other risks generally associated with the substantial leverage and other limitations resulting from such financing;

•	the ability and time it may take to achieve the expected synergies from our acquisitions;

•	the risk that we may incur unexpected costs or liabilities in connection with an acquisition;

•	the ability to retain and motivate key employees;

•	the ability to integrate the financial reporting systems and internal controls over financial reporting of the combined companies;

•	the risk that the combined companies may be adversely affected by future legislative, regulatory, or tax changes as well as other economic, business and/or competitive factors;

•	risks associated with international operations of the acquired businesses.

Other risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	the importance of third party reimbursement policies to support the sales and market acceptance of our products;

•	risks associated with the continued market acceptance of our products, as well as the limited number of customers for our ThinPrep system;

•

manufacturing risks that may limit our ability to increase commercial production of our Selenia systems and other of our digital products, including our reliance on a single or a limited number of suppliers for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of direct radiography products in general;

•	uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays;

•	the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated;

•	the ability of our sales force to successfully service our product offerings;

•	our ability to predict accurately the demand for our products, and products under development;

•	our ability to successfully manage our international operations, including fluctuations in exchange rates;

•	our ability to develop strategies to address our markets successfully and the risk that the markets for our products may not develop or continue as expected;

•	the early stage of market development for certain of our products;

•	expenses and uncertainties relating to litigation, product liability and the infringement upon intellectual property rights of others;

•	technical innovations that could render products marketed or under development by us obsolete and our ability to protect our proprietary technologies;

•	competition;

•	general worldwide economic conditions and related uncertainties; future legislative, regulatory or tax changes as well as other economic, business and/or competitive factors; .

Other factors that could adversely affect our business and prospects are described in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended September 29, 2007 and in Part II, Item 1.A of this report. The risks included above and in such reports are not exhaustive. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such forward-looking statement is based.

OVERVIEW

We are a diversified medical technologies company dedicated to serving the healthcare needs of women. Historically, we have developed, manufactured and marketed products focused on mammography, breast care and osteoporosis assessment. In October 2007, we completed our business combination with Cytyc, a company that develops, manufactures and markets complementary products covering a range of cancers and women’s health indications, including cervical cancer screening, prenatal diagnostics, treatment of excessive menstrual bleeding and partial breast radiation therapy.

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

Our breast health products include a broad portfolio of breast imaging and related products, including digital and film-based mammography systems, computer-aided detection (“CAD”), breast biopsy guidance systems, minimally invasive breast biopsy and tissue extraction devices, MammoPad breast cushion, MammoSite radiation therapy system and our photoconductor coating business, an ancillary business that we acquired as part of our acquisition of AEG Elektrofotografie GmbH. Our skeletal health products primarily consist of dual-energy X-ray bone densitometry systems, an ultrasound-based osteoporosis assessment product, our Fluoroscan mini C-arm imaging products and the Esaote line of extremity Magnetic Resonance Imaging (“MRI”) systems that are manufactured by an original equipment manufacturer.

Cytyc’s product offerings have historically been divided between diagnostics and surgical. Cytyc’s core diagnostics are the ThinPrep System, which is primarily used in cytology testing applications, such as cervical cancer screening, and the Full Term Fetal Fibronectin Test, which offers clinical and cost benefits for the assessment of the risk of pre-term birth. Cytyc’s core surgical products include the NovaSure System, which enables physicians to treat women suffering from excessive menstrual bleeding in a minimally invasive manner in order to eliminate or reduce their bleeding, and the Adiana TCS system, which is a form of permanent female contraception intended as an alternative to tubal ligation currently under review by the FDA. The MammoSite Radiation Therapy System, which is a single-use device for the treatment of early-stage breast cancer, is now part of our breast health products.

CYTYC BUSINESS COMBINATION

On October 22, 2007, we completed our business combination with Cytyc, pursuant to which Cytyc became our wholly-owned subsidiary. Under the terms of the merger agreement for that transaction, Cytyc shareholders received 0.52 shares of our common stock and $16.50 in cash for each share of Cytyc common stock held by them. We estimate the aggregate consideration we paid for Cytyc, including liabilities that we assumed in connection with that transaction, to be approximately $6.2 billion. This estimate includes:

•

merger consideration paid to the former Cytyc stockholders of $5.8 billion, consisting of approximately $2.1 billion in cash and approximately 66.0 million shares of our common stock with an estimated fair value of approximately $3.7 billion;

•	8.2 million of fully vested stock options issued upon conversion of Cytyc stock options with an estimated fair value of approximately $241.4 million;

•

the assumption of obligations of Cytyc under their 2.25% Senior Convertible Notes due 2024 with a principal amount outstanding as of October 22, 2007 of approximately $73.0 million and an estimated fair value of approximately $125.0 million; and

•	approximately $24.0 million of direct acquisition costs.

In connection with the merger, we entered into a credit agreement relating to a senior secured credit facility with Goldman Sachs Credit Partners L.P. and certain other lenders, in which the lenders committed to provide, in the aggregate, senior secured financing of up to approximately $2.55 billion to pay for the cash portion of the merger consideration, for repayment of existing debt of Cytyc, for expenses relating to the merger and for working capital following the completion of the merger. As of the closing of the merger, we borrowed $2.35 billion under the credit facility. In December 2007, we refinanced a substantial portion of this credit facility through the issuance of 2.00% Convertible Senior Notes due 2037 in the principal amount of $1.725 billion.

Our business combination with Cytyc was accounted for using the purchase method of accounting. In accordance with SFAS No. 141, we were considered to be the acquirer of Cytyc for accounting purposes. This means that the total purchase price is allocated to the assets acquired and liabilities assumed from Cytyc based on our estimate of their fair values as of the date of the completion of the business combination, and any excess of purchase price over those fair values is recorded as goodwill. Our reported financial condition and results of operations issued for our quarter ended December 29, 2007, reflect the fair value of acquired tangible and intangible assets and liabilities assumed and results of operations after completion of the business combination, and are not restated retroactively to reflect the historical financial position or results of operations of Cytyc. Our results of operations also reflect purchase accounting adjustments, such as the write-off of acquired research and development, increased amortization and other expense for the acquired tangible and intangible assets of Cytyc, and the interest on the funds we borrowed to complete the business combination. More detailed information concerning our preliminary estimates of the fair value of assets acquired and liabilities assumed in our business combination with Cytyc, as well as supplemental pro forma information relating to that transaction, is set forth in Note 4(a) to our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, amortization periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, pension liabilities, contingent liabilities, and recoverability of the Company’s net deferred tax assets and related valuation allowance.. We base our estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2007 and in Item 1A in Part II of this report.

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2007, and as set forth below. There have been no material changes to our critical accounting policies from those set forth in our Annual Report.

Valuation of Cytyc Intangibles Assets and Goodwill

We have allocated the purchase price for our business combination with Cytyc to assets acquired and liabilities assumed based on our preliminary estimate of their estimated fair values. We then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including in-process research and development, based upon a detailed valuation that relies on information and assumptions further described below. Any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill.

Identifiable Intangible Assets

As part of the purchase price allocation, we determined that Cytyc’s identifiable intangible assets include existing technology, customer relationships and trade names. Cytyc’s existing technology relates to patents, patent applications and know-how with respect to the technologies embedded in its currently marketed products. In determining the allocation of the purchase price to existing technology, consideration was only given to patent and patent applications that relate to products that have been approved by the FDA. Cytyc’s customer relationship assets relate to relationships that Cytyc’s sales force has developed with OB/GYNS, breast surgeons, clinical laboratories and other physicians. The trade names relate to both the Cytyc name as well as key product names.

We used the income approach to value the existing technology and marketing based intangibles. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset, then discounted based on an appropriate discount rate. The discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as Cytyc’s weighted average cost of capital based on the capital asset pricing model.

In estimating the useful life of the acquired assets, we considered paragraph 11 of SFAS No. 142, Goodwill and Other Intangible Assets, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors included a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. We expect to amortize these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows as we believe this will approximate the pattern in which the economic benefits of the assets will be utilized.

Acquired In-Process Research and Development

As part of the preliminary purchase price allocation for our business combination with Cytyc, we allocated approximately $370 million of the purchase price to acquired in-process research and development projects. The amount allocated to acquired in-process research and development represents the estimated fair value based on risk-adjusted cash flows related to in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the merger. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products. The fair value attributable to these in-process projects is expensed at the time of the business combination. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the transaction as a whole.

The fair value assigned to acquired in-process research and development was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the acquired in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects were based on our estimates of cost of sales, operating expenses, and income taxes from such projects.

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

The acquired in-process research and development of Cytyc related to the following research and development projects: Adiana TCS system and expanded labeling of the NovaSure System, Gestiva, the ThinPrep Imaging System, the ThinPrep Processor and Helica.

The most significant acquired in-process technology relates to the Adiana Complete TransCervical Sterilization System for which we have estimated a value of approximately $220 million. The system is an incision-less trans-cervical permanent sterilization device to be used during an office based procedure. It consists of three different parts: a disposable applicator, an implantable polymer matrix and a radio frequency controller. The procedure can be performed in a hospital or physician’s office, and generally takes twelve minutes, with a thirty to forty minute recovery time. As of October 22, 2007, the estimated remaining costs to complete the clinical trials are expected to be approximately $0.8 million. During January 2008, the FDA requested an additional year of clinical trial data for the product. We anticipate additional costs of approximately $0.9 million and a delay in the commercial release of this product until at least fiscal 2009. However, we do not believe this delay will have a material adverse impact on our results of operations.

On January 22, 2008, we entered into a definitive agreement to sell our rights to Gestiva, a drug being developed to be used in the prevention of preterm birth in pregnant women with a history of spontaneous preterm birth, to KV Pharmaceutical Company. The purchase price to be paid to us as a result of the transaction is $82.0 million in cash, $7.5 million of which is payable at the closing of the transaction and the balance of which is payable upon final approval by the FDA of a Gestiva New Drug Application (“NDA”) and the production of a quantity of Gestiva suitable to enable the commercial launch of the product. We have agreed to continue our efforts to obtain FDA approval of the NDA for Gestiva as part of this arrangement. We have allocated $53.4 million to acquired in-process research for this product as part of the initial purchase price allocation.

The other in-process research and development projects we acquired in our business combination with Cytyc are at different stages of development, ranging from the early stages of development to Phase IIb prototype building, ongoing clinical trials and submission to the FDA of Pre-Market Approval (“PMA”) and drug applications. FDA approval or clearance has not been granted for any of the products classified as in-process research and development, nor had Cytyc received any foreign approvals or clearances for any of these products. All products classified as in-process research and development require various levels of in-house and external testing, clinical trials and approvals from the FDA before these future products can be marketed. The estimated cash requirements in the aggregate to complete these remaining products is expected to be approximately $13.8 million.

The successful development of new products and product enhancements is subject to numerous risks and uncertainties, both known and unknown, including, unanticipated delays, access to capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products and enhancements, including, for example changes requested by the FDA in connection with PMA or NDA applications for products or 510(k) notification. Given the uncertainties inherent with product development and introduction, we cannot assurance that any of our product development efforts will be successful on a timely basis or within budget, if at all. Our failure to develop new products and product enhancements on a timely basis or within budget could harm our results of operations and financial condition.

Goodwill

Our preliminary purchase price allocation has resulted in goodwill of approximately $3.8 billion. The factors contributing to the recognition of this amount of goodwill are based upon several strategic and synergistic benefits that are expected to be realized from the combination. These benefits include the expectation that our complementary products and technologies will create a leading women’s healthcare company with an enhanced presence in hospitals, private practices and healthcare organizations. We also expect to realize substantial synergies through the use of Cytyc’s OB/GYN and breast surgeon sales channel to cross-sell our existing and future products. Our business combination with Cytyc provides us broader channel coverage within the United States and expanded geographic reach internationally, as well as increased scale and scope for further expanding operations through product development and complementary strategic transactions.

RESULTS OF OPERATIONS

Our results of operations for our quarter ended December 29, 2007 include the results of our historical businesses for the full 13 weeks of the quarter and the results of Cytyc’s operations for the ten week period beginning on October 22, 2007, the date our business combination with Cytyc was completed. Cytyc’s results of operations are not included in our comparative first quarter of fiscal 2007.

As a result of the Cytyc merger, we reassessed our segment reporting based on the operating and reporting structure of the combined company. Beginning in fiscal 2008, we combined our previously reported Other business segment with our Breast Health (formerly Mammography/Breast Care) and Skeletal Health (formerly Osteoporosis) segments, to better reflect how we view our operations and manage our business. Our Other business segment previously included AEG, mini C-arm, extremity MRI, conventional general radiography service and digital general radiography systems businesses. The AEG business is now part of Breast Health while the remaining reporting units are part of Skeletal Health.

In addition, we will report two new operating segments Diagnostics and GYN Surgical. Diagnostics includes the ThinPrep Products and the FullTerm Fetal Fibronectin test, acquired as part of Cytyc’s purchase of Adeza in March 2007 and GYN Surgical includes the NovaSure system and the Adiana TCS system under development. The MammoSite Radiation Therapy system, previously part of Cytyc’s surgical reporting segment which is a single-use device for the treatment of early-stage breast cancer, is now part of our Breast Health segment.

We now report our business as four segments; Breast Health, Diagnostics, GYN Surgical and Skeletal Health. Prior periods have been restated to conform to this presentation.

All dollar amounts in tables are presented in thousands.

Product Sales.

	Three Months Ended
	December 29, 2007		December 30, 2006		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Breast Health	$170,500	46%	$121,297	75%	$49,203	41%
Diagnostics	$98,161	26%	$—	—%	$98,161	100%
GYN Surgical	$49,469	13%	$—	—%	$49,469	100%
Skeletal Health	$16,660	5%	$18,323	11%	$(1,663)	(9)%

	$334,790	90%	$139,620	86%	$195,170	140%

In the current three month period, our product sales increased 140% compared to the corresponding period in the prior year, primarily due to the additional revenues from Cytyc’s Diagnostics and GYN Surgical segments of approximately $98.2 million and $49.5 million, respectively, and an increase in revenues from our Breast Health products of approximately $49.2 million.

Breast Health product sales increased 41% in the current quarter compared to the corresponding period in the prior year, primarily due to a $28.4 million increase in worldwide digital mammography system sales, the addition of $7.8 million of product sales of the MammoSite Radiation Therapy System and the addition of $5.7 million of product sales of the MammoPad cushion and a $5.5 million increase in breast biopsy device sales from Suros. The MammoSite system was acquired in connection with our business combination with Cytyc in the current quarter and the MammoPad cushion was acquired by us in connection with our BioLucent acquisition in September 2007. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems and related components including our R2 CAD software sold. In the current quarter we sold 384 digital mammography systems compared to 228 systems in the first quarter of fiscal 2007. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general.

Diagnostics product sales were $98.2 million in the current quarter, due to the inclusion of Cytyc results for the ten week period following our business combination. These sales include our ThinPrep and FullTerm products.

GYN Surgical product sales were $49.5 million in the current quarter, due to the inclusion of Cytyc results for the ten week period following our business combination. These sales include our NovaSure system.

Skeletal Health product sales decreased 9% in the current quarter compared to the first quarter of fiscal 2007, primarily due to a $3.6 million decrease in bone densitometry product sales in both the United States and Europe and a $1.0 million decrease in extremity MRI sales, partially offset by a $2.9 million increase in mini C-arm sales. The decrease in densitometry sales was due to a reduction in the number of bone densitometry systems sold and a slight decrease in the average selling prices. The decrease in extremity MRI sales was due to a decrease in the number of systems sold. The increase in mini C-arm sales was primarily due to an increase in the number of units sold and, to a lesser extent, an increase in the average selling prices. We believe the decrease in our domestic osteoporosis assessment unit sales reflects a decline in market conditions due to a reduction in reimbursement for osteoporosis assessment exams.

In the first three months of fiscal 2008, approximately 80% of product sales were generated in the United States, 13% in Europe, 4% in Asia, and 3% in other international markets. In the first three months of fiscal 2007, approximately 72% of product sales were generated in the United States, 17% in Europe, 5% in Asia, and 6% in other international markets. The increase in the percentage of product sales generated in the United States in fiscal 2008 is primarily due to the additional product sales from Cytyc which had a higher percentage of its product sales from the United States than our historical businesses.

Service and Other Revenue.

	Three Months Ended
	December 29, 2007		December 30, 2006		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenue	$36,655	10%	$23,592	14%	$13,063	55%

Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 55% in the current quarter compared to the corresponding period of the prior year. The increase in service and other revenue in the current quarter was primarily due to an increase in service revenues of $10.2 million in our Breast Health segment, primarily due to an increase in service contract revenues, and the inclusion of service revenue of $2.2 million from the Diagnostics segment, from the inclusion of Cytyc results for 10 weeks in the current quarter. We believe that this increase in our Breast Health service and other revenue reflects the continued growth in our installed base of systems and detectors.

Costs of Product Sales.

	Three Months Ended
	December 29, 2007		December 30, 2006		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales	$139,377	42%	$61,385	44%	$77,992	127%

The cost of product sales increased 127% in the current quarter compared to the corresponding period in the prior year primarily due to the addition of $64.0 million of cost of product sales from the Cytyc products included in our results since October 22, 2007, and, to a lesser extent, increased product sales of our historical products discussed above. Included in the additional Cytyc cost of product sales is approximately $41.5 million of additional costs related to sales of acquired Cytyc inventory that was written up to fair value for purchase accounting purposes as of the date of acquisition.

The cost of product sales in the first quarter of fiscal 2008 was 42% as compared to the prior year quarter of 44%. These costs as a percentage of product sales decreased slightly primarily due to the higher gross margins earned on Cytyc product sales compared to our historical products partially offset by additional charges for the write-up to fair value for the Cytyc inventory sold in the current quarter and, increased revenues and improved profitability associated with the shift in mammography product sales to Selenia, our full field digital mammography systems. Our higher Selenia sales resulted in an improved absorption of fixed manufacturing costs. Partially offsetting the decreases in costs as a percentage of product sales was a reduction in the average selling prices for bone densitometry systems, sold into the primary care market in the United States and a $2.0 million MRI inventory impairment charge in the current quarter. We expect our margins to improve significantly for the remainder of the year, as we have sold most of the inventory that we acquired in connection with our business combination with Cytyc, and the cost of product sales for the current quarter included $41.5 million attributable to the write-up of that inventory to fair value. Without regard to that inventory write-up, the margins on Cytyc’s products historically have had higher profit margins than our historical products.

Cost of Product Sales – Amortization of Intangible Assets.

	Three Months Ended
	December 29, 2007		December 30, 2006		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Sales – Amortization of Intangible Assets	$20,155	6%	$3,200	2%	$16,955	530%

Costs of Sales –Amortization of Intangible Assets increased primarily due to the increase in acquired intangible assets as a result of the business combination with Cytyc in the first quarter of fiscal 2008. The amortization of the Cytyc intangible assets totaled $16.5 million in the current quarter. The underlying intangible assets substantially relate to acquired developed technology and know-how, customer relationships and tradenames. These intangible assets are generally being amortized over their estimated useful lives of between 8.5 and 15 years.

Costs of Service and Other Revenue.

	Three Months Ended
	December 29, 2007		December 30, 2006		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$44,078	120%	$24,400	103%	$19,678	81%

Cost of service and other revenue increased in absolute dollars primarily related to additional costs from the Cytyc business combination of approximately $12.3 million. The remainder of the increase was primarily due to personnel and other costs to expand our service capabilities for breast health, especially in the United States, to support our growing installed base of historical products. We expect our costs of service and other revenue to remain relatively high as a percentage of service and other revenue, reflecting our need to employ the required personnel for warranty, non-warranty and installation activities to service our growing installed base of products. We also expect a continued increase in customers entering into service agreements in connection with our transition to digital mammography and direct service coverage.

Operating Expenses.

	Three Months Ended
	December 29, 2007		December 30, 2006		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and Development	$20,147	5%	$10,722	7%	$9,425	88%
Selling and Marketing	$56,986	15%	$21,039	12%	$35,947	171%
General and Administrative	$34,334	9%	$14,541	9%	$19,793	136%
Amortization of Acquired Intangibles	$6,249	2%	$1,408	1%	$4,841	344%
Impairment of Acquired Intangibles	$2,900	1%	—	—	$2,900	100%
Charge for Acquired In-Process Research and Development	$370,000	100%	—	—	$370,000	100%

	$490,616	132%	$47,710	29%	$442,906	928%

Research and Development Expenses. Research and development expenses increased 88% in the current quarter as compared to the corresponding period in the prior year. This increase was primarily due to the inclusion of $7.3 million of expenses associated with Cytyc-related activity since the close of the business combination and a $1.8 million charge related to a change in control payment related to the Cytyc business combination. We expect total research and development expenses to increase in absolute dollars in fiscal 2008 with a full year of headcount and compensation related expenses for the Cytyc business combination as well as our continued development of tomosynthesis technology for mammography.

Selling and Marketing Expenses. Selling and marketing expenses increased by 171% in the current quarter as compared to the corresponding period in the prior year. The increase was primarily due to the inclusion of $32.2 million of expenses associated with Cytyc-related activity since the close of the business combination and approximately $1.4 million primarily related to increased compensation and related expenses from the additional sales representatives added from the BioLucent acquisition in the fourth quarter of fiscal 2007. Our current quarter selling and marketing expenses included approximately $3.3 million for our annual RSNA trade show expenses, compared to approximately $2.5 million of such expenses in the first quarter of fiscal 2007 and approximately $0.9 million of increased commission expense due to the increased product sales. We expect total sales and marketing expenses in absolute dollars to increase in fiscal 2008 with a full year of compensation and related expenses for additional personnel related to the Cytyc business combination and an increase in total product sales.

General and Administrative Expenses. General and administrative expenses increased 136% in the current quarter compared to the corresponding period in the prior year primarily due to $16.8 million in expenses associated with Cytyc related activity since the close of the business combination and an increase of $4.5 million due to incremental stock-based compensation. We expect total general and administrative expenses in absolute dollars to increase in fiscal 2008 with a full year of compensation and related expenses for additional personnel related to the Cytyc business combination.

Amortization of Acquired Intangible Assets. Amortization expense of acquired intangible assets increased 344% in the current quarter compared to the corresponding period in the prior year primarily due to $3.9 million of amortization of intangible assets obtained as part of the Cytyc business combination in the current quarter and, to the lesser extent, from amortization of intangible assets obtained as part of the BioLucent acquisition in the fourth quarter of fiscal 2007. The current quarter and the corresponding period in the prior year also includes the amortization of intangible assets acquired from AEG, R2, and Suros in the third and fourth quarters of fiscal 2006. The underlying intangible assets substantially relate to acquired customer relationships and trade names. The intangible assets acquired in the Cytyc business combination are being amortized over their estimated useful lives of between 8.5 and 30 years.

Impairment of Acquired Intangibles Assets. Subsequent to the Cytyc business combination, we discontinued the development of Cytyc’s Helica product. We will not realize any future cash flows from this product. Our intangible asset valuation for Cytyc included approximately $2.9 million related to customer relationships for Helica. As a result of the Helica product discontinuation, we recorded an impairment charge of $2.9 million during the current quarter.

Charge for In-Process Research and Development Expenses. The $370 million charge for in-process research and development during fiscal 2008 was in connection with our business combination of Cytyc’s intellectual property relating to the Adiana TCS system, expanded labeling of the NovaSure System, Gestiva; ThinPrep Imaging System, ThinPrep Processor and Helica products on October 22, 2007.

Interest Income.

	Three Months Ended
	December 29, 2007	December 30, 2006	Change
	Amount	Amount	Amount	%
Interest Income	$2,253	$261	$1,992	763%

Interest income increased 763% in the current quarter compared to the corresponding period in the prior year primarily due to the increase in our investment balances, and to a lesser extent, due to $0.4 million of interest income from Cytyc.

Interest Expense.

	Three Months Ended
	December 29, 2007	December 30, 2006	Change
	Amount	Amount	Amount	%
Interest Expense	$(31,660)	$(994)	$(30,666)	3,085%

In the current quarter, these expenses consisted primarily of the interest costs and the related amortization of deferred financing costs related to the senior secured credit agreement entered into on October 22, 2007 in connection with the Cytyc business combination. In the first quarter of fiscal 2007, these expenses consisted primarily of the interest costs on the unsecured revolving line of credit entered into on July 24, 2006 (and amended on September 25, 2006) of $725,000 as well as interest costs on notes payable assumed with the acquisition of AEG in the amount of $166,000. We expect our interest expense to be significantly reduced in the second quarter of fiscal 2008 as a result of the repayment of a significant portion of our credit agreement with the net proceeds from our 2.00% Convertible Senior Notes due 2037 issued in December 2007 and our available cash flow. As of December 29, 2007, loans in the principal amount of $295 million remained outstanding under our credit agreement.

Other Income (Expense), net.

	Three Months Ended
	December 29, 2007	December 30, 2006	Change
	Amount	Amount	Amount	%
Other (Expense) Income, net	$(15)	$152	$(167)	(109)%

In the current quarter, these expenses were primarily related to a loss on disposal of property and equipment of $57 partially offset by foreign currency transaction gains of $26,000. In fiscal 2007, this income was primarily related to foreign currency transaction gains of $103,000. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established certain debt agreements denominated in the foreign currency, the Euro, in which certain of our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision for Income Taxes.

	Three Months Ended
	December 29, 2007	December 30, 2006	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$6,405	$9,850	$(3,445)	(35)%

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Our effective tax rate was (1.8)% of the pre-tax loss in the first quarter of fiscal 2008 and 38% of pre-tax earnings in the first quarter of fiscal 2007. In the current quarter, our effective tax rate was affected by the in-process research and development charge we incurred in connection with our business combination with Cytyc. Our net deferred tax liability increased $886 million in the current quarter primarily due to the increase of intangible assets, as a result of the Cytyc merger for which the related amortization is not deductible for tax purposes. We expect an effective tax rate of approximately 36% for the remainder of fiscal 2008.

Segment Results of Operations

As discussed above, we are now reporting our business as four segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. Prior periods have been restated to conform to this presentation. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements included in our 2007 Annual Report on Form 10-K. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Breast Health.

	Three Months Ended
	December 29, 2007		December 30, 2006		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$196,962	100%	$137,564	100%	$59,398	43%

Operating Income	$42,672	22%	$24,574	18%	$18,098	74%

Breast Health revenues increased primarily due to the $49.2 million increase in product sales discussed above and a $10.2 million increase in service revenues related to the increased number of systems in our installed base. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin in this business segment was 50% in the current quarter as compared to 47% in the first quarter of the prior year. In the current quarter our gross margins improved from the increase in product revenues of our more profitable Selenia systems versus our analog mammography systems and to a lesser extent, lower cost associated with sales of digital CAD as a result of the acquisition of R2. In addition, higher total revenues including higher Selenia sales have allowed for the greater absorption of manufacturing costs. Partially offsetting these improvements was a charge of $2.5 million for the write-up value of inventory to fair value for the MammoSite (Cytyc) inventory sold during the current quarter. In general, we expect improved gross margins in fiscal 2008 from the continued increase in product revenues of our Selenia full field digital mammography systems which allowed for a greater absorption of manufacturing costs and, to a lesser extent, from increased revenues from our recently acquired businesses which have higher gross margins than our historical mammography products. Operating expenses for this business segment increased 37% in the current quarter primarily due to increased operating expenses in support of our growing Selenia business and as a result of the Cytyc business combination. Also contributing to the increase was an increase in stock-based compensation of $3.7 million.

Diagnostics.

	Three Months Ended
	December 29, 2007		December 30, 2006		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$100,312	100%	$—	—%	$100,312	100%

Operating Loss	$(81,970)	(82)%	$—	—%	$(81,970)	(100)%

Diagnostics revenues, which includes our ThinPrep and FullTerm products, totaled $100.3 million in the current quarter. Our gross margin in this business segment was 36% including a charge of $26.6 million for the write-up to fair value of the Cytyc inventory sold during the current quarter. The operating loss also included an $85.2 million charge for the in-process research and development as a result of the Cytyc business combination. This segment included stock-based compensation of $1.0 million.

GYN Surgical.

	Three Months Ended
	December 29, 2007		December 30, 2006		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$49,886	100%	$—	—%	$49,886	100%

Operating Loss	$(282,872)	(567)%	$—	—%	$(282,872)	(100)%

GYN Surgical revenues, which includes our NovaSure products and Adiana systems under development, totaled $49.9 million in the current quarter. Our gross margin in this business segment was 54% including a charge of $12.4 million for the write-up to fair value of the Cytyc inventory sold during the quarter. The operating loss also included a $284.8 million charge for in-process research and development as a result of the Cytyc business combination and a $2.9 million impairment charge of the Helica intangibles. This segment included stock-based compensation of $0.7 million.

Skeletal Health.

	Three Months Ended
	December 29, 2007		December 30, 2006		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$24,285	100%	$25,648	100%	$(1,363)	(5)%

Operating (Loss) Income	$(611)	(3)%	$1,943	8%	$(2,554)	(131)%

Skeletal Health revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to the $1.7 million decrease in product sales discussed above. Our gross margin in this business segment was 30% in the current quarter as compared to 37% in the first quarter of the prior year. Operating income and gross margin for the Skeletal Health segment decreased primarily from a $2 million MRI inventory impairment charge and the decrease in product sales. Skeletal Health costs and expenses included $1.0 million and $0.3 million of stock-based compensation in the first quarter of fiscal 2008 and fiscal 2007, respectively.

Liquidity and Capital Resources

At December 29, 2007 we had approximately $502.5 million of working capital. At that date our unrestricted cash and cash equivalents totaled $154.7 million. Our cash and cash equivalents balance increased approximately $54.3 million during the first quarter of fiscal 2008 primarily due to our financing activities relating to our Cytyc business combination, cash received from the exercise of common stock options, cash acquired as a result of our combination with Cytyc and cash provided by both our legacy and Cytyc operating activities. These cash sources were partially offset by cash used to pay the merger consideration for the Cytyc business combination, to repay amounts outstanding under our Credit Agreement and to purchase property and equipment.

Our operating activities provided us with $49.7 million of cash, which included a net loss of $358.6 million for the first quarter of fiscal 2008 mostly relating to non-cash charges of $370 million of acquired in-process research and development, $41.5 million write up of acquired Cytyc inventory, depreciation and amortization of an aggregate $36.6 million, stock-based compensation expense of $7.2 million, and the amortization of deferred financing costs of $5.7 million which were partially offset by the $20.0 million increase in deferred tax benefit. Cash provided by operations due to changes in our current assets and liabilities included a decrease in income tax refundable of $19.2 million, a decrease in prepaid expenses and other current assets of $14.4 million, and an increase in deferred revenue of $7.8 million. The cash provided by these changes in our current assets and liabilities was partially offset by a decrease in accrued expenses of $30.4 million, an increase in accounts receivable of $22.0 million, an increase in inventory of $10.8 million and a decrease in accounts payable of $3.7 million. The decrease in income taxes refundable was due to the non-deductible intangible asset amortization in the current period. The decrease in prepaid expenses and other current assets was primarily due to the timing of payment of prepaid items and a decrease in prepaid insurance. The increase in deferred revenue was primarily due to an increase in the number of deferred service contracts for our historical business as well as the addition of amounts related to the Cytyc business combination. The decrease in accrued expenses was primarily due to the payment of acquisition related fees and expenses as well as the payment of accrued compensation which included our annual bonus payment. The increase in accounts receivable was primarily due to the increased sales volume, especially from the Cytyc revenues since the acquisition date. The increase in inventory was primarily related to an increase in our historical products to support the increased sales, especially for digital mammography. The decrease in accounts payable was primarily the result of payment of acquisition related fees and expenses.

In the first quarter of fiscal 2008, we used approximately $2.1 billion of cash in investing activities. This use of cash was primarily attributable to the $2.0 billion, net of cash acquired, to complete the business combination with Cytyc on October 22, 2007. The cash paid for the business combination was substantially funded from borrowing under our credit agreement. At December 29, 2007, we had $34.7 million in an escrow account which is restricted in use to repayment or conversion of Cytyc’s remaining convertible notes and repayment of amounts outstanding under our credit agreement. We also used $12.4 million for purchases of property and equipment, which consisted primarily of manufacturing, demonstration and test equipment and computer hardware. We also invested $4.9 million in equipment under customer usage agreements.

In the first quarter of fiscal 2008, financing activities provided $2.1 billion of cash, primarily reflecting our borrowings of $2.3 billion under our credit agreement, proceeds from the issuance of $1.7 billion of Convertible Notes and, to a lesser extent, $148.8 million of cash from the exercise of stock options. Borrowings under the credit agreement were used to pay the cash portion of the Cytyc merger consideration and related fees and expenses. These financing proceeds were partially offset by $2.05 billion of repayments under our credit agreement which was primarily funded by the proceeds from our issuance of the Convertible Notes and our available cash flow. Also offsetting these proceeds was the payment of $38.3 million upon the conversion of Cytyc’s convertible notes.

Indebtedness

Credit Agreement. On October 22, 2007, we entered into a $2.55 billion senior secured credit agreement. As of the closing of the Cytyc merger, we borrowed $2.35 billion under the credit facilities all of which have variable interest rates. Borrowings under the Senior Secured Credit Facility bear interest at a rates per annum equal to, at our option, either (1) the Base Rate or (2) Eurodollar Rate, plus applicable margins determined by reference to the leverage ratio, as set forth in the Credit Agreement. As of December 29, 2007 we had $294.6 million outstanding under the Credit Agreement. These amounts bear interest at the Eurodollar rate with applicable margins ranging from 2.25% to 2.50%, with a weighted average interest rate as of December 29, 2007 of 7.15%. Each 25 basis point change in interest rates would result in approximately $0.7 million change in annual interest expense based on amounts currently outstanding.

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

We used the proceeds from the credit facilities to pay the cash consideration of the Cytyc merger and commissions and expenses we incurred in connection with our merger with Cytyc and the Credit Agreement. In addition, we used $73.0 million of the proceeds to fund an escrow account for the conversion or redemption of Cytyc’s remaining 2.25% Senior Convertible Notes due 2024, which had not been converted into Cytyc common stock prior to the completion of our business combination with Cytyc.

The credit facilities under our Credit Agreement consisted of:

•	$600 million senior secured Term Loan A with a final maturity date of September 30, 2012;

•	$250 million senior secured Term Loan B-1 and $250 million senior secured Term Loan B-2 (collectively, the “Term Loan B facility”) with a final maturity date of March 31, 2013;

•	$1,250 million senior secured capital markets term loan (the “Term Loan X facility”) with a final maturity date of April 22, 2009;

•	$200 million senior secured revolving credit facility (the “revolving facility”) with a final maturity date of October 22, 2012.

Under the Credit Agreement, we may elect, subject in certain circumstances to pro-forma compliance with a ratio of total debt to adjusted consolidated EBITDA specified in the Credit Agreement and other conditions, to increase, under terms and conditions to be determined, the total principal amount of borrowings available under the credit facilities by up to $250 million. EBITDA means earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement.

We applied the net proceeds from our convertible note offering described below to repay amounts outstanding under the Credit Agreement, including all of the Term Loan X and Term Loan B-2, $1.1 billion and $250 million, respectively, all of which was outstanding immediately prior to the issuance of the convertible notes, and a pro rata portion of our $104 million Term Loan B-1 and $251 million Term Loan A. During the quarter ended December 29, 2007, we also made voluntary prepayments of principal under our Term Loan A and Term B-1 of $141 million and $59 million, respectively.

As a result of these prepayments, as of December 29, 2007, we only had $295 million outstanding under our credit facility, of which $208 million and $87 million were outstanding the Term Loan A and Term Loan B-1, respectively. The terms of the Credit Agreement required scheduled principal payments under the Term Loan A facility in increasing amounts ranging from $7.5 million per quarter beginning on December 29, 2007 to $22.5 million per quarter commencing on the quarter ending December 25, 2010, and under the term B loan facility, in equal quarterly installments of $1.25 million beginning on the quarter ending December 29, 2007 and for the first 21 quarters thereafter, with the remaining balance of each term loan facility due at the maturity of the applicable term loan facility. As a result of our repayments, we do not have any scheduled principal repayment under the credit agreement in fiscal 2008 and our remaining payments have been reduced pro rata. The revolving credit facility will become due at maturity and does not require scheduled principal payments. As of December 29, 2007, no amounts were outstanding under this facility.

We are required to make principal repayments first, pro rata among the term loan facilities and second to the revolving credit facility from specified excess cash flows from operations and from the net proceeds of specified types of asset sales, debt issuances, insurance recoveries and equity offerings.

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

We are required to pay a quarterly commitment fee, at an annual rate of 0.50%, on the undrawn commitments available under the revolving credit facility, subject to reduction based on a leverage ratio as specified in the Credit Agreement.

The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, to engage in mergers or acquisitions or dispose of assets, to enter into sale-leaseback transactions, to pay dividends or make other distributions, to voluntarily prepay other indebtedness, to enter into transactions with affiliated persons, to make investments, and to change the nature of our businesses.

The Credit Agreement requires us to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter, as defined within the credit agreement. The maximum leverage ratio is 5.50:1.00 beginning on our fiscal quarter ending December 29, 2007, and then decreases over time to 3:00:1.00 for the quarters ending September 25, 2010 and thereafter. The minimum interest coverage ratio is 2.00:1.00 beginning with our fiscal quarter ending March 29, 2008, and then increases over time to 2.75:1.00 for the quarters ending September 25, 2010 and thereafter. The leverage ratio is defined as the ratio of our consolidated total debt to our consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of our annualized consolidated adjusted EBITDA for the applicable periods to our annualized consolidated interest expense. We were in compliance with these covenants as of December 29, 2007.

Convertible Notes. On December 4, 2007, we entered into an underwriting agreement with the several underwriters named therein, for whom Goldman Sachs & Co. has acted as the representative, for our issuance and sale of up to $1.725 billion aggregate original principal amount of our 2.00% Convertible Senior Notes due 2037.

Pursuant to underwriting agreement, on December 10, 2007, we issued and sold $1.725 billion aggregate original principal amount of the notes, which amount included the exercise in full by the underwriters of the $225 million overallotment option granted to them by us. The notes were registered under an effective Registration Statement and were issued pursuant to an Indenture between us and Wilmington Trust Company, as Trustee (the “Indenture”) and a First Supplemental Indenture thereto (the “Supplemental Indenture”), both dated December 10, 2007.

The net proceeds from the offering was approximately $1.69 billion, after deducting the underwriters’ discounts and estimated offering expenses of approximately $1.5 million payable by us, and was used to repay our outstanding senior secured indebtedness under our Credit Agreement as described above.

The notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning June 15, 2008 , and ending on December 15, 2013 and will accrete principal from December 15, 2013 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six-month interest period commencing December 15, 2013, we will pay contingent interest during any six-month interest period to the holders of notes if the “trading price”, as defined, of the notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the accreted principal amount of the notes. The holders of the notes may convert the notes into shares of our common stock at a conversion price of $77.19 per share, subject to adjustment, prior to the close of business on September 15, 2037, subject to prior redemption or repurchase of the notes, under any of the following circumstances: (1) during any calendar quarter after the calendar quarter ending December 31, 2007 if the last reported sale price of our common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events.

In lieu of delivery of shares of our common stock in satisfaction of our obligation upon conversion of the notes, we may elect to deliver cash or a combination of cash and shares of our common stock. If we elect to satisfy our conversion obligation solely in cash, we will deliver cash in an amount as provided in the indenture for the notes. If we elect to satisfy our conversion obligation in a combination of cash and shares of our common stock, we will deliver up to a specified dollar amount of cash per $1,000 original principal amount of notes, and will settle the remainder of our conversion obligation in shares of our common stock, in each case based on the daily conversion value calculated as provided in the indenture for the notes. In addition, at any time on or prior to the 35th scheduled trading day prior to the maturity date of the notes, we may make an irrevocable election to settle conversions of the notes either solely in cash or in a combination of cash and shares of our common stock with a specified cash amount at least equal to the accreted principal amount of the notes. This net share settlement election is in our sole discretion and does not require the consent of holders of the notes. It is our current intent and policy to settle any conversion of the notes as if we had elected to make the net share settlement election.

Holders may require us to repurchase the notes on December 13 of 2013, and on each of December 15, 2017, 2022, 2027 and 2032 at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest. We may redeem any of the notes beginning December 18, 2013, by giving holders at least 30 days’ notice. We may redeem the notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

The notes will be our senior unsecured obligations and will rank equally with all of our existing and future senior unsecured debt and prior to all future subordinated debt. The notes will be effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

AEG, which we acquired in 2006, has outstanding existing debt in aggregate principal amount of $13.2 million as of December 29, 2007. The terms of the loans have various maturities ranging from December 30, 2010 through March 30, 2014. Interest rates are variable and at December 29, 2007 ranged from 5.6% to 7.2%.

Financing Leases. Cytyc entered into a lease agreement on April 23, 2007 for a new manufacturing and office facility located in Alajuela, Costa Rica. The lease term will commence on or around February 2008 and we expect to transfer most of our Costa Rican operations to this facility during the first half of calendar year 2008. The term of the lease is for a period of approximately ten years with the option to extend for two consecutive five-year terms.

On July 11, 2006, Cytyc entered into a lease agreement for a manufacturing facility located in Marlborough, Massachusetts. The term of the lease is for a period of approximately 12 years commencing on November 14, 2006. In 2011, Cytyc will have an option to lease an additional 30,000 square feet. In connection with our merger with Cytyc, we guaranteed Cytyc’s obligations under this lease.

Other Indebtedness. As a result of the Cytyc merger, we assumed Cytyc’s outstanding convertible notes aggregating $3.7 million as of December 29, 2007. We may redeem these notes at par at any time on or after March 5, 2009. The stated interest rate is fixed at 2.25%.

Contingent Earn-Out Payments

As a result of our acquisition of Cytyc, we assumed Cytyc’s obligation to Adiana, Inc. to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include (i) payment of up to $25 million tied to the timing of certain FDA milestone achievements of the Adiana permanent contraception product and (ii) potential contingent payments of up to $130 million, based on incremental sales growth of the Adiana permanent contraception product during the four-year period following FDA approval of this product.

We may have an obligation for a second and final earn-out to the former Suros Surgical stockholder related to Suros’ incremental revenue growth. We have not recorded any amounts for this second annual earn-out as of December 29, 2007. We made a payment of approximately $19 million to the former Suros shareholders in the fourth quarter of fiscal 2007 for the first year earn-out.

On September 18, 2007, we completed the acquisition of BioLucent, Inc. A cash earn-out may be payable in up to two annual installments not to exceed $15 million in the aggregate based on BioLucent’s achievement of certain revenue targets. We have not recorded any amounts for this earn-out as of December 29, 2007.

Operating Leases

The lease for our headquarters and manufacturing facility located in Bedford, Massachusetts and our Lorad manufacturing facility in Danbury, Connecticut, has a term of 20 years commencing August 28, 2002, with four five-year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.3 million per year, which is subject to adjustment for increases in the consumer price index. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, we make customary representations and warranties and agree to certain financial covenants and indemnities. In the event we default on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. We were in compliance with all covenants as of December 29, 2007.

As a result of the merger with Cytyc, we assumed all of Cytyc’s outstanding operating leases of which the most significant operating leases pertain to Cytyc’s headquarters located in Marlborough, Massachusetts which has a 15 year term that expires on December 31, 2018 with future lease payments of approximately $41.7 million and Cytyc’s warehouse in Methuen, Massachusetts which has a 10 year term that expires on March 31, 2013 with future lease payments of approximately $1.4 million. In addition, we are required to maintain the facilities during the term of the leases and to pay all proportionate share of taxes, insurance, utilities and other costs associated with those facilities.

We are working on several projects and we expect to continue to review and evaluate potential acquisitions of businesses, products or technologies, and strategic alliances that we believe will complement our current or future business. Subject to the risk factors set forth herein, in our most recent Annual Report on Form 10-K and the general disclaimers set forth in our Cautionary Note at the outset of this Report, we believe that cash flow from operations and cash available from our bank line of credit will provide us with sufficient funds in order to fund our expected operations over the next twelve months.

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is not permitted. Therefore, we will adopt SFAS 157 in fiscal 2009, which commences on September 28, 2008. We are currently evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial statements.

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

In July 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of this consensus includes nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. EITF Issue No. 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The consensus may not be applied to earlier periods. Early adoption of the provisions is not permitted. Our historical policy has been to capitalize upfront nonrefundable advance payments related to research and development activities and expense these amounts as the goods are delivered or services rendered. Therefore, the adoption of this consensus should not have any impact on our consolidated financial statements.

In August 2007, the FASB issued Proposed FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) Opinion No. 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. The liability and equity components of convertible debt instruments within the scope of this FSP must be separately accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. If approved, this FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. This FSP must be applied retrospectively to all periods presented. For convertible debt instruments that were modified after their original issuance date to provide for cash settlement upon conversion in a modification transaction that was not accounted for as an extinguishment, this FSP must be applied retrospectively to the modification date. We are currently evaluating the impact that the adoption of APB Opinion No. 14-a will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51”. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Earlier adoption is prohibited.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our Credit Agreement and on the debt assumed as a result of our acquisition of AEG. Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our option, either (1) the Base Rate (the greater of the prime rate as quoted in The Wall Street Journal and the Federal Funds Effective Rate plus 0.5%) or (2) the Eurodollar Rate, plus an applicable margin determined by reference to the leverage ratio, as set forth in the Credit Agreement. As of December 29, 2007 all amounts outstanding accrued interest at the Eurodollar rate with applicable margins ranging from 2.25% to 2.50%. Each 25 basis point change in interest rates would result in approximately $0.7 million change in annual interest expense based on amounts currently outstanding. The terms of the Credit Agreement obligate us to enter into hedging transactions by April 2008 to hedge the interest rate risk of at least 50% of the indebtedness under the Credit Agreement if we did not otherwise refinance such portion of the indebtedness with debt financing bearing a fixed rate of interest. We satisfied this obligation upon the completion of our Convertible Note offering.

The terms of the AEG debt agreements have various maturities ranging from December 30, 2010 through March 30, 2014. Interest rates are variable and at December 29, 2007 ranged from 5.6% to 7.2%. We may also incur interest expense on loans made under a European line of credit that accrues interest at the Europe Interbank Offered Rate plus 1.50% to 2.25%, as defined. At December 29, 2007, there were no amounts outstanding under the European line of credit.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities that experience a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition. Interest income on our investment is recorded as a component of Other Income in our accompanying Consolidated Statements of Operations.

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

We occasionally use forward foreign exchange contracts to mitigate our foreign currency exchange rate exposures related to our foreign currency denominated assets and liabilities, and more specifically, to hedge, on a net basis, the foreign currency exposure of a portion of our German sales denominated in the U.S. dollar. The terms of these forward contracts are generally of a short-term nature (6-12 months). At December 29, 2007, we had no outstanding forward foreign exchange contracts.

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

As of December 29, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

As a result of our merger with Cytyc on October 22, 2007 we have begun to integrate certain business processes and systems. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as these integrations are complete. There have been no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

HOLOGIC, INC.

Item 1.	Legal Proceedings.

As disclosed in Item 3, Part I of our Annual Report on Form 10-K for our fiscal year ended September 29, 2007 Ethicon Endo-Surgery, Inc., a Johnson & Johnson operating company, filed a complaint against us and our wholly-owned subsidiary Suros in the United States District Court for the District of Ohio in October 2007. The complaint alleges that certain of the ATEC biopsy systems manufactured and sold by Suros infringe four Ethicon patents. An amended complaint filed January 11, 2008 additionally asserts claims of unfair competition. The complaint seeks to enjoin us and Suros from conducting acts of unfair competition and infringing the patents as well as the recovery of unspecified damages and costs. Given the early stage of the litigation, we are unable to reasonably estimate the ultimate outcome of this case.

On January 8, 2008, we filed a suit against SenoRx in the United States District Court for the District of Northern California for infringement of U.S. Patent Nos. 5,913,813, 6,413,204 and 6,482,142. The complaint seeks to enjoin SenoRx from infringing the patents, recover of damages and costs and seeks a finding of willful infringement. Given the early stage of the litigation, we are unable to reasonably estimate the ultimate outcome of this case.

Other than as set forth above, there have been no material developments during the first quarter of fiscal 2008 relating to legal proceedings to which we are a party.

Item 1A.	Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 29, 2007 other than the risks related to our 2.00% Convertible Senior Notes due 2037, which we refer to as the “Convertible Notes,” as set forth below:

Our Convertible Notes are unsecured, are effectively subordinated to our secured indebtedness and are structurally subordinated to all liabilities of our subsidiaries, including trade payables and policyholder liabilities.

Our Convertible Notes are unsecured, will be effectively subordinated to all secured indebtedness we may incur, to the extent of the assets securing such indebtedness, and are structurally subordinated to all liabilities of our subsidiaries, including trade payables and policyholder liabilities. The indenture relating to our Convertible Notes does not restrict our ability to incur secured indebtedness in the future. In the event of our insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up, we may not have sufficient assets to pay amounts due on any or all of our Convertible Notes then outstanding.

None of our subsidiaries has guaranteed or otherwise become obligated with respect to our Convertible Notes. Our right to receive assets from any of our subsidiaries upon its liquidation or reorganization, and the right of a note holders to participate in those assets, is structurally subordinated to claims of that subsidiary’s creditors, including trade creditors. Even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of that subsidiary and any indebtedness of that subsidiary senior to that held by us. Furthermore, none of our subsidiaries is under any obligation to make payments to us, and any payments to us would depend on the earnings or financial condition of our subsidiaries and various business considerations. Statutory, contractual or other restrictions may also limit our subsidiaries’ ability to pay dividends or make distributions, loans or advances to us. For these reasons, we may not have access to any assets or cash flows of our subsidiaries to make payments on our Convertible Notes.

We may incur additional indebtedness ranking equal to our Convertible Notes.

If we incur any additional debt that ranks equally with our Convertible Notes, including trade payables, the holders of that debt will be entitled to share ratably with the holders of our Convertible Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. This may have the effect of reducing the amount of proceeds paid to our note holders, if any.

Future issuances of common stock and hedging activities may depress the trading price of our common stock and our Convertible Notes.

Any future issuance of equity securities, including the issuance of shares upon conversion of our Convertible Notes, could dilute the interests of our existing stockholders, including holders who have received shares upon conversion of their notes, and could substantially decrease the trading price of our common stock and our Convertible Notes. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

In addition, the price of our common stock could also be affected by possible sales of our common stock by investors who view our Convertible Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity that we expect to develop involving our common stock. The hedging or arbitrage could, in turn, affect the trading price of our Convertible Notes, or any common stock that note holders receive upon conversion of their notes.

Future sales of our common stock in the public market or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and the value of our Convertible Notes and our ability to raise funds in new securities offerings.

Future sales of our common stock, the perception that such sales could occur or the availability for future sales of shares of our common stock or securities convertible into or exercisable for our common stock could adversely affect the market prices of our common stock and the value of our Convertible Notes prevailing from time to time and could impair our ability to raise capital through future offerings of equity or equity-related securities. In addition, we may issue common stock or equity securities senior to our common stock in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, satisfy our obligations upon the exercise of options or for other reasons.

Our common stock has experienced, and may continue to experience, price volatility.

The trading price of our common stock has been and may continue to be subject to large fluctuations and, therefore, the trading price of our Convertible Notes may fluctuate significantly, which may result in losses to investors. Our stock price may increase or decrease in response to a number of events and factors, including:

•	trends in our industry and the markets in which we operate;

•	changes in the market price of the products we sell;

•	the results of ongoing or future litigation;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	operating results that vary from the expectations of securities analysts and investors;

•	announcements by us or our competitors of significant contracts, acquisitions , strategic partnerships, joint ventures, financings or capital commitments;

•	changes in laws and regulations; and

•	general economic and competitive conditions.

This volatility may adversely affect the prices of our common stock and our Convertible Notes regardless of our operating performance. The price of our common stock also may be adversely affected by the amount of common stock issuable upon conversion of our Convertible Notes.

There may be adverse consequences to note holders who convert Convertible Notes they hold if we elect to settle all or any portion of our conversion obligation in cash (other than cash solely in lieu of any fractional shares) or if we irrevocably elect net share settlement upon conversion.

If we elect to settle all or any portion of our conversion obligation under the Convertible Notes in cash (other than cash solely in lieu of any fractional shares) or if we irrevocably elect net share settlement upon conversion it may:

•	result in a holder receiving no shares upon conversion or fewer shares relative to the conversion value of the Convertible Notes;

•	reduce our liquidity to the extent we settle a portion of our conversion obligation in cash;

•	delay the note holders’ receipt of the consideration due upon conversion; and

•	subject the note holders to market risk before receiving any shares upon conversion.

Under our Convertible Notes, a converting note holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders notes for conversion until the date we settle our conversion obligation. Under our Convertible Notes, if we elect to settle all or any portion of our conversion obligation in cash (other than cash solely in lieu of any fractional shares) or if we irrevocably elect net share settlement upon conversion, the amount of consideration that a note holder will receive upon conversion of its notes is in part determined by reference to reported trading prices of our common stock during an observation period. If the price of our common stock decreases during this period, the amount of consideration our note holders receive will be adversely affected. In addition, if we elect to settle a portion, but less than all, of our conversion obligation in cash (other than cash solely in lieu of any fractional shares) or if we irrevocably elect net share settlement upon conversion, and the market price of our common stock at the end of such observation period is below the average daily trading price during such period, the value of any shares of our common stock that a note holder will receive in satisfaction of our conversion obligation will be less than the value used to determine the number of shares such holder will receive.

The conversion rate of our Convertible Notes may not be adjusted for all dilutive events that may occur.

We will adjust the conversion rate of our Convertible Notes for certain events, including, among others:

•	the issuance of stock or cash dividends on our common stock;

•	the issuance of certain rights or warrants;

•	certain subdivisions and combinations of our capital stock;

•	the distribution of capital stock, indebtedness or assets; and

•	certain tender or exchange offers.

We will not adjust the conversion rate for other events, such as an issuance of common stock for cash or in connection with an acquisition, that may adversely affect the trading price of our Convertible Notes or our common stock. If we engage in any of these types of transactions, the value of the common stock into which a note holder’s notes may be convertible may be diluted. An event that adversely affects the value of our Convertible Notes, but does not result in an adjustment to the conversion rate may occur.

The increase in the conversion rate applicable to notes that a note holder convert in connection with a make-whole fundamental change may not adequately compensate such holder for the lost option time value of such holder’s notes as a result of that designated event.

If a make-whole fundamental change occurs prior to the maturity date of our Convertible Notes, we will in some cases increase the conversion rate for a note holder that elects to convert its notes in connection with such make-whole fundamental change. The amount of the increase in the conversion rate depends on the date when such make-whole fundamental change becomes effective and the applicable price.

Although the increase in the conversion rate is designed to compensate our note holders for the lost option time value of their notes as a result of such designated event, the increase in the conversion rate is only an approximation of the lost value and may not adequately compensate our note holders for the loss. In addition, a note holder will not be entitled to an increased conversion rate if:

•	a note holder convert its notes prior to the effective date of any make-whole fundamental change, and the make-whole fundamental change does not occur; or

•	the applicable price is greater than $350.00 per share or less than $61.75 per share (in each case, subject to adjustment).

Our obligation to increase the conversion rate as described above also could be considered a penalty, in which case its enforceability would be subject to general principles of reasonableness of economic remedies. In addition, we will not increase the conversion rate to an amount, subject to adjustment, that exceeds 16.1943 shares per $1,000 in original principal amount of notes.

We may not have the ability to pay interest on our Convertible Notes, to purchase our Convertible Notes upon a fundamental change or to pay any cash payment due upon conversion.

Our Convertible Notes bear cash interest semiannually at a rate of 2.00% per year, beginning June 15, 2008 and ending on December 15, 2013. In addition, beginning with the six-month interest period commencing December 15, 2013, we may have to pay additional contingent interest to note holders if the market price of our Convertible Notes exceeds certain thresholds. On each of December 13, 2013, December 15, 2017, December 15, 2022, December 15, 2027 and December 15, 2032, or if a fundamental change occurs, note holders may require us to repurchase, for cash, all or a portion of their notes. In addition, if we have made an irrevocable net share settlement election, then upon conversion of our Convertible Notes we must pay at least the accreted principal portion in cash. We may not have sufficient funds to pay the interest, repurchase price or accreted principal portion when due. If we fail to pay interest on our Convertible Notes, repurchase our Convertible Notes or pay the cash payment due upon conversion when required, we will be in default under the indenture governing our Convertible Notes.

Our note holders may not be able to convert their notes before September 15, 2037, and the value of the Convertible Notes could be less than the value of the common stock into which such note holders’ notes could otherwise be converted.

Prior to September 15, 2037, our Convertible Notes are convertible only if specified conditions are met. These conditions may not be met. If these conditions for conversion are not met, a note holder will not be able to convert its notes and such holder may not be able to receive the value of the common stock into which our Convertible Notes would otherwise be convertible. In addition, for these and other reasons, the trading price of our Convertible Notes could be substantially less than the conversion value of our Convertible Notes.

We have made only limited covenants in the indenture for our Convertible Notes, and these limited covenants may not protect our note holders’ investment.

The indenture for our Convertible Notes does not:

•

require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flows or liquidity and, accordingly, does not protect holders of our Convertible Notes in the event that we experience significant adverse changes in our financial condition or results of operations;

•	limit our subsidiaries’ ability to incur indebtedness which would effectively rank senior to our Convertible Notes;

•	limit our ability to incur secured indebtedness or indebtedness that is equal in right of payment to our Convertible Notes;

•	restrict our subsidiaries’ ability to issue securities that would be senior to the common stock of our subsidiaries held by us;

•	restrict our ability to repurchase our securities;

•	restrict our ability to pledge our assets or those of our subsidiaries; or

•	restrict our ability to make investments or to pay dividends or make other payments in respect of our common stock or other securities ranking junior to our Convertible Notes.

Furthermore, the indenture for our Convertible Notes contains only limited protections in the event of a change in control and similar transactions. We could engage in many types of transactions, such as acquisitions, refinancings or recapitalizations, that could substantially affect our capital structure and the value of our Convertible Notes and our common stock but may not constitute a designated event that permits holders to require us to repurchase their notes.

The definition of a fundamental change requiring us to repurchase our Convertible Notes is limited and, therefore, the market price of our Convertible Notes may decline if we enter into a transaction that is not a fundamental change under the indenture.

The term “fundamental change” requiring us to repurchase our Convertible Notes at a note holder’s option is limited to specified corporate transactions and may not include other events that might adversely affect our financial condition. In addition, the requirement that we offer to repurchase our Convertible Notes upon a fundamental change may not protect holders in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.

Conversion of our Convertible Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their notes.

To the extent we issue any shares of our common stock upon conversion of our Convertible Notes, the conversion of some or all of our Convertible Notes will dilute the ownership interests of existing stockholders, including holders who have received shares of our common stock upon prior conversion of our Convertible Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of our Convertible Notes may encourage short selling by market participants because the conversion of our Convertible Notes could depress the price of our common stock.

The accounting for convertible debt securities is subject to uncertainty.

The accounting for convertible debt securities is subject to frequent scrutiny by the accounting regulatory bodies and is subject to change. We cannot predict if or when any such change could be made and any such change could have an adverse impact on our reported or future financial results. Any such impacts could adversely affect the trading prices of our common stock and our Convertible Notes.

For example, the accounting method for net share settled convertible securities, which would include our Convertible Notes, has been under review by the accounting regulatory bodies for some time. Under the current accounting rules, for the purpose of calculating diluted earnings per share, a net share settled convertible security meeting certain requirements is accounted for in a manner similar to nonconvertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for in a manner similar to the treasury stock method. The effect of this method is that the shares potentially issuable upon conversion of the securities are not included in the calculation of earnings per share until the conversion price is “in the money”, and the issuer is then assumed to issue the number of shares necessary to settle the conversion.

However, a proposal to change that accounting method has recently been made by the FASB. Under the proposal, cash settled convertible securities would be separated into their debt and equity components. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability would be recorded as additional paid-in capital. As a result, the debt would be recorded at a discount reflecting its below market coupon interest rate. The debt would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities.

Implementation of this proposal is ongoing and we cannot predict the exact methodology that will be imposed, which may differ materially from the foregoing description, or when any change will be finally implemented.

The note holders should consider the U.S. federal income tax consequences of owning our Convertible Notes.

Pursuant to the terms of the indenture governing our Convertible Notes, we and every note holder have agreed (in the absence of an administrative pronouncement or judicial ruling to the contrary), for U.S. federal income tax purposes, to treat our Convertible Notes as debt that is subject to the Treasury regulations governing contingent payment debt instruments, which we refer to as the contingent debt regulations.

Our Convertible Notes will be treated as issued with original issue discount for U.S. federal income tax purposes, and a note holder is required to include such tax original issue discount in its income as it accrues. The amount of tax original issue discount required to be included by a note holder in its income for each year generally will be in excess of the payments and accruals on our Convertible Notes for non-tax purposes (i.e., in excess of the stated semi-annual regular interest payments and accruals and possibly in excess of any contingent interest payments) in that year.

A note holder will recognize gain or loss on the sale, exchange, conversion, redemption or repurchase of a note in an amount equal to the difference between the amount realized, including the fair market value of any shares of our common stock received, and such note holder’s adjusted tax basis in the note. Any gain recognized by a note holder on the sale, exchange, conversion, redemption or repurchase of the notes will be treated as ordinary interest income; any loss will be ordinary loss to the extent of interest previously included in income, and thereafter will be treated as capital loss.

The conversion rate of our Convertible Notes will be adjusted in certain circumstances. Under the Internal Revenue Code of 1986 and applicable Treasury regulations, adjustments that have the effect of increasing a U.S. holder’s interest in our assets or earnings and profits (such as a conversion rate adjustment in connection with a payment of dividends to our shareholders) may, in some circumstances, result in a deemed distribution to the U.S. holder.

Our note holders are not entitled to any rights with respect to our common stock, but are subject to all changes made with respect to our common stock.

Our note holders are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but they are subject to all changes affecting our common stock. A note holder will have the rights with respect to our common stock only when we deliver shares of common stock, if any, to such holder upon conversion of such holder’s notes. For example, in the event that an amendment is proposed to our charter or by-laws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the date a note holder is deemed to have received common stock, if any, upon conversion, such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes in the powers, preferences or special rights of our common stock. In addition, because of the contingent conversion and net share settlement features of our Convertible Notes, our note holders may not be able to convert their notes until September 15, 2037, and they may not receive any shares upon conversion.

Provisions in the indenture for our Convertible Notes may deter or prevent a business combination that may be favorable to our security holders.

If a fundamental change occurs prior to the maturity date of our Convertible Notes, holders of our Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of our Convertible Notes, we will in some cases increase the conversion rate for a holder that elects to convert its notes in connection with such designated event. In addition, the indenture for our Convertible Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under our Convertible Notes. These and other provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholder or our note holders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On October 18, 2007, at a special meeting of our stockholders, our stockholders voted on certain matters as disclosed in Item 4, Part I of our Annual Report on Form 10-K for our fiscal year ended September 29, 2007.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number		Reference
4.1	First Supplemental Indenture, dated as of December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic, Inc.	filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

HOLOGIC, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

February 7, 2008	/s/ JOHN W. CUMMING
Date	John W. Cumming
Chief Executive Officer

February 7, 2008	/s/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Treasurer
(Principal Financial Officer)