Form 10-Q/A
period 2007-12-29
HOLOGIC INC
filed 2008-02-12
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE: Hologic, Inc., a Delaware corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended December 29, 2007, originally filed with the Securities and Exchange Commission on February 7, 2008 (the “Quarterly Report”) to correct certain typographical errors to Item 1. and Item 2. of Part I of the Quarterly Report, including (i) changed the amount of the fair value of tangible assets acquired and fair value of liabilities assumed within the supplemental disclosure of the Consolidated Statement of Cash Flows, (ii) changed the amount of payment to terminated employees in footnote 4(a) in the Notes to the Consolidated Financial Statements, (iii) changed the amount of fair value of inventory step up in footnote 4(a), supplemental Pro Forma Information, in the Notes to the Consolidated Financial Statements , (iv) amended the changes in the restructuring accrual for Termination of Benefits in footnote 16 “Restructuring Accrual” within the Notes to the Consolidated Financial Statements, (v) inserted “,000” after the number $57 under the discussion of the Other (Expense) Income, net within the heading of Management Discussion and Analysis of Financial Condition and Results of Operations (vi) amended the figure $14.4 million to $4.4 million within the discussion of operating activities under the heading of Liquidity and Capital Resources. Other than these changes, this Amendment does not amend, update or change any other disclosures contained in the Original Report.

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

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 29, 2007	December 30, 2006
OPERATING ACTIVITIES
Net (loss) income	$(358,608)	$16,086
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	10,159	3,621
Amortization	26,404	4,610
Fair value write up of Cytyc Inventory	41,500	—
Non-cash interest expense	5,653	43
Tax benefit related to exercise of non-qualified stock options	—	(2,244)
Charge for in-process research and development	370,000	—
Charge for impairment of acquired intangible assets	2,900	—
Stock-based compensation expense	7,192	1,516
Deferred income taxes	(20,002)	993
Loss on disposal of property and equipment	57	32
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(21,977)	1,124
Inventories	(10,767)	(4,648)
Income tax refundable	19,191	—
Prepaid expenses and other current assets	4,404	(27)
Accounts payable	(3,705)	2,862
Accrued expenses	(30,435)	5,706
Deferred revenue	7,764	1,469

Net cash provided by operating activities	49,730	31,143

INVESTING ACTIVITIES
Acquisition of Cytyc Corporation, net of cash acquired	(2,022,338)	—
Increase in restricted cash	(34,666)	—
Increase in other assets	(4,291)	(4,210)
Purchase of property and equipment	(12,444)	(5,930)
Increase in equipment under customer usage agreements	(4,854)	—
Purchases of investment securities	(2,637)	—
Proceeds from sales and maturities of investment securities	2,638	—
Increase in other liabilities	1,737	—

Net cash used in investing activities	(2,076,855)	(10,140)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of issuance costs	1,688,998	—
Proceeds under credit agreement, net of issuance costs	2,335,942	—
Repayments under credit agreement	(2,055,353)	(15,000)
Payment upon conversion of Cytyc convertible note	(38,334)
Increase in notes payable	2,055	—
Repayments of notes payable	(290)	(1,406)
Tax benefit related to exercise of non-qualified stock options	—	2,244
Net proceeds from sale of common stock pursuant to stock plans	148,829	904

Net cash provided by (used) in financing activities	2,081,847	(13,258)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(462)	(359)

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,260	7,386
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100,403	29,923

CASH AND CASH EQUIVALENTS, end of period	$154,663	$37,309

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$12,896	$624

Cash paid during the period for interest	$23,058	$934

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock upon conversion of Cytyc convertible notes	$82,620	$—

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 29, 2007	December 30, 2006
BUSINESS ACQUISITION, NET OF CASH ACQUIRED:
Fair value of tangible assets acquired	$531,100	$—
Fair value of liabilities assumed	(261,200)	—
Fair value of stock issued	(3,671,400)	—
Fair value of options exchanged	(241,400)	—
Cost in excess of fair value of assets (Goodwill)	3,844,100	—
Fair value of acquired identifiable intangible assets	2,484,900	—
In-process research and development	370,000	—
Deferred tax liability	(937,500)	—

	2,118,600	—
Less cash and cash equivalents and investments acquired	90,100	—
Less acquisition costs paid prior to September 29, 2007	6,200	—

Net cash paid for acquisition	$2,022,300	$—

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

(ii) Preliminary Purchase Price Allocation

The allocation of the purchase price is based upon estimates of the fair value of assets acquired and liabilities assumed as of October 22, 2007. The Company is in the process of gathering information to finalize its valuation of certain assets and liabilities. The purchase price allocation will be finalized once the Company has all necessary information to complete its estimate, but generally no later than one year from the date of acquisition. As a result of the merger, the Company has assumed Cytyc’s obligation to Adiana’s former stockholders to make contingent earn-out payments based on the achievement of milestones. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of December 29, 2007, the Company has not recorded any amounts for the potential earn-outs. The Company has begun to assess and formulate a plan to restructure certain of Cytyc’s activities. The Company has recorded a liability of approximately $2,800 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), primarily related to the termination of certain employees, minimum inventory purchase commitments and other contractual obligations for which the related business activities have been discontinued. As of December 29, 2007, payments of $327 have been made related to the termination of employees. The Company believes its plan will be finalized within one year of the date of acquisition and will record any additional liability as a result of its plan as an increase to goodwill.

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

The $370,000 charge for acquired in-process research and development, the fair value of the inventory step-up of $41,500, stock based compensation of $60,000, direct acquisition fees and expenses of $28,000 and change of control payments of $18,600 that were a direct result of the transaction are excluded from the unaudited pro forma information above. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisitions of Cytyc occurred at the beginning of the periods presented.

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

The terms of the Credit Agreement requires the Company to make scheduled principal payments under the Term Loan A facility in increasing amounts ranging from $7,500 per quarter beginning with the quarter ending December 29, 2007 to $22,500 per quarter commencing on the quarter ending December 25, 2010, and under the Term Loan B facility, in equal quarterly installments of $1,250 beginning on the quarter ending December 29, 2007 and for the first 21 quarters thereafter, with the remaining balance of each term loan facility due at the maturity of the applicable term loan facility. As a result of the repayment of amounts due under the Credit Agreement, the Company does not have any scheduled principal payment in fiscal 2008 and the remaining payments due under these facilities have been reduced pro rata. As a result, all amounts outstanding under the Credit Agreement are classified as long-term obligations on the accompanying consolidated balance sheet as of December 29, 2007. The revolving credit facility will become due at maturity. No scheduled payments were required under the revolving facility or the Term Loan X facility.

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

All amounts outstanding under the credit facilities will bear interest, at the Company’s option, initially, with respect to all loans made under the revolving facility and the Term Loan A facility: (i) at the Base Rate plus 1.25% per annum; or (ii) at the reserve adjusted Eurodollar Rate plus 2.25% per annum. With respect to loans made under the Term Loan B facility: (i) at a rate per annum equal to the Base Rate plus 1.5%; or (ii) at a rate per annum equal to the reserve adjusted Eurodollar Rate plus 2.50%; and with respect to loans made under the Term Loan X facility: (i) at a rate per annum equal to the Base Rate plus 0.75%; or (ii) at a rate per annum equal to the reserve adjusted Eurodollar Rate plus 1.75%. The margin applicable to loans under the revolving credit facility and the Term Loan A facility subject to specified changes based on certain change in the leverage ratio as specified in the Credit Agreement. Under the terms of the Credit Agreement, the Company was required to enter into interest rate hedge agreements or otherwise fix the interest rate on up to 50% of its outstanding debt within 18 months of the close. The Company’s completion of the fixed rate Convertible Notes offering has satisfied this requirement. Outstanding borrowings had a weighted average interest rate of 7.26% as of December 29, 2007. Interest expense under the credit facilities totaled $28,400 during the first quarter ended December 29, 2007, which included non-cash interest expense of $5,020 related to the amortization of the capitalized deferred financing costs related to the Credit Agreement.

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

Changes in the restructuring accrual for the three months ended December 29, 2007 were as follows:

	Three Months Ended December 29, 2007
	Other	Termination Benefits
Balance Acquired, October 22, 2007	$—	$4,658
Provided for under 95-3	1,872	956
Adjustments	—	(9)
Payments	—	(1,453)

Ending Balance	$1,872	$4,152

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

Equity Awards

On January 16, 2008, the Compensation Committee of the Board of Directors approved the grant of common stock options and restricted stock units. Options to purchase up to 910 shares of the Company’s common stock were granted. The options have an exercise price of $66.62, equal to the fair value on the date of grant, vest ratably over a period of 5 years and have a maximum term of 7 years . A total of 550 restricted stocks units were issued and vest 100% three years from the date of issuance.

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

Charge for Acquired In-Process Research and Development Expenses. The $370 million charge for in-process research and development during fiscal 2008 was in connection with our business combination of Cytyc’s intellectual property relating to the Adiana TCS system, expanded labeling of the NovaSure System, Gestiva; ThinPrep Imaging System, ThinPrep Processor and Helica products on October 22, 2007.

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

In the current quarter, these expenses were primarily related to a loss on disposal of property and equipment of $57,000 partially offset by foreign currency transaction gains of $26,000. In fiscal 2007, this income was primarily related to foreign currency transaction gains of $103,000. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established certain debt agreements denominated in the foreign currency, the Euro, in which certain of our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision for Income Taxes.

	Three Months Ended
	December 29, 2007	December 30, 2006	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$6,405	$9,850	$(3,445)	(35)%

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Our effective tax rate was (1.8)% of the pre-tax loss in the first quarter of fiscal 2008 and 38% of pre-tax earnings in the first quarter of fiscal 2007. In the current quarter, our effective tax rate was affected by the in-process research and development charge we incurred in connection with our business combination with Cytyc. Our net deferred tax liability increased $883 million in the current quarter primarily due to the increase of intangible assets, as a result of the Cytyc merger for which the related amortization is not deductible for tax purposes. We expect an effective tax rate of approximately 36% for the remainder of fiscal 2008.

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

Our operating activities provided us with $49.7 million of cash, which included a net loss of $358.6 million for the first quarter of fiscal 2008 mostly relating to non-cash charges of $370 million of acquired in-process research and development, $41.5 million write up of acquired Cytyc inventory, depreciation and amortization of an aggregate $36.6 million, stock-based compensation expense of $7.2 million, and the amortization of deferred financing costs of $5.7 million which were partially offset by the $20.0 million increase in deferred tax benefit. Cash provided by operations due to changes in our current assets and liabilities included a decrease in income tax refundable of $19.2 million, a decrease in prepaid expenses and other current assets of $4.4 million, and an increase in deferred revenue of $7.8 million. The cash provided by these changes in our current assets and liabilities was partially offset by a decrease in accrued expenses of $30.4 million, an increase in accounts receivable of $22.0 million, an increase in inventory of $10.8 million and a decrease in accounts payable of $3.7 million. The decrease in income taxes refundable was due to the non-deductible intangible asset amortization in the current period. The decrease in prepaid expenses and other current assets was primarily due to the timing of payment of prepaid items and a decrease in prepaid insurance. The increase in deferred revenue was primarily due to an increase in the number of deferred service contracts for our historical business as well as the addition of amounts related to the Cytyc business combination. The decrease in accrued expenses was primarily due to the payment of acquisition related fees and expenses as well as the payment of accrued compensation which included our annual bonus payment. The increase in accounts receivable was primarily due to the increased sales volume, especially from the Cytyc revenues since the acquisition date. The increase in inventory was primarily related to an increase in our historical products to support the increased sales, especially for digital mammography. The decrease in accounts payable was primarily the result of payment of acquisition related fees and expenses.

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

In the first quarter of fiscal 2008, financing activities provided approximately $2.1 billion of cash, primarily reflecting our borrowings of $2.3 billion under our credit agreement, proceeds from the issuance of $1.7 billion of Convertible Notes and, to a lesser extent, $148.8 million of cash from the exercise of stock options. Borrowings under the credit agreement were used to pay the cash portion of the Cytyc merger consideration and related fees and expenses. These financing proceeds were partially offset by $2.05 billion of repayments under our credit agreement which was primarily funded by the proceeds from our issuance of the Convertible Notes and our available cash flow. Also offsetting these proceeds was the payment of $38.3 million upon the conversion of Cytyc’s convertible notes.

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

As a result of these prepayments, as of December 29, 2007, we only had $295 million outstanding under our credit facility, of which $208 million and $87 million were outstanding the Term Loan A and Term Loan B-1, respectively. The terms of the Credit Agreement required scheduled principal payments under the Term Loan A facility in increasing amounts ranging from $7.5 million per quarter beginning on December 29, 2007 to $22.5 million per quarter commencing on the quarter ending December 25, 2010, and under the Term Loan B facility, in equal quarterly installments of $1.25 million beginning on the quarter ending December 29, 2007 and for the first 21 quarters thereafter, with the remaining balance of each term loan facility due at the maturity of the applicable term loan facility. As a result of our repayments, we do not have any scheduled principal repayment under the Credit Agreement in fiscal 2008 and our remaining payments have been reduced pro rata. The revolving credit facility will become due at maturity and does not require scheduled principal payments. As of December 29, 2007, no amounts were outstanding under this facility.

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

All amounts outstanding under the credit facilities will bear interest, at our option, initially, with respect to all loans made under the revolving facility and the Term Loan A facility: (i) at the Base Rate plus 1.25% per annum; or (ii) at the reserve adjusted Eurodollar Rate plus 2.25% per annum. The Base Rate is defined as the greater of the Prime Rate as quoted in the Wall Street Journal and the Federal Funds Effective Rate plus 0.5%. With respect to loans made under the Term Loan B facility: (i) at a rate per annum equal to the Base Rate plus 1.5%; or (ii) at a rate per annum equal to the reserve adjusted Eurodollar Rate plus 2.50%; and with respect to loans made under the Term Loan X facility: (i) at a rate per annum equal to the Base Rate plus 0.75%; or (ii) at a rate per annum equal to the reserve adjusted Eurodollar Rate plus 1.75%. The margin applicable to loans under the revolving credit facility and the Term Loan A facility subject to specified changes based on certain change in the leverage ratio as specified in the Credit Agreement.

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

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number		Reference
4.1	First Supplemental Indenture, dated as of December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic, Inc.	(1)

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

(1)	Previously filed with the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 7, 2008.

HOLOGIC, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

February 12, 2008	/s/ JOHN W. CUMMING
Date	John W. Cumming
Chief Executive Officer

February 12, 2008	/s/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Treasurer
(Principal Financial Officer)