Form 10-Q
period 2008-03-29
HOLOGIC INC
filed 2008-05-08
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

or

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

As of May 5, 2008, 255,852,435 shares of the registrant’s Common Stock, $.01 par value, were outstanding. The number of shares outstanding reflects the registrant’s two-for-one stock split effected April 2, 2008.

HOLOGIC, INC.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 29, 2008	September 29, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,803	$100,403
Accounts receivable, less reserves of $4,854 and $4,598, respectively	313,451	152,743
Inventories, net (Note 6)	158,393	105,289
Deferred income tax assets, net	32,765	29,356
Income tax refundable	36,934	—
Prepaid expenses and other current assets	19,089	11,389

Total current assets	658,435	399,180

PROPERTY AND EQUIPMENT, net: (Note 6)	276,227	69,769

OTHER ASSETS:
Developed technology and know-how, net of accumulated amortization of $64,677 and $19,625, respectively	1,989,320	112,632
Customer relationship, net of accumulated amortization of $14,230 and $6,303, respectively	469,363	49,389
Intangible assets, net of accumulated amortization of $13,741 and $9,149, respectively	142,751	12,340
Goodwill	4,195,443	407,528
Other, net	58,943	15,511

Total assets	$7,790,482	$1,066,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,419	$1,977
Accounts payable	59,409	42,289
Accrued expenses (Note 6)	137,716	88,577
Deferred gain	7,500	—
Deferred revenue	67,691	45,769

Total current liabilities	274,735	178,612

Long-term debt, net of current portion	99,862	9,222
Convertible debt (Note 8b and d)	1,725,000	—
Deferred income tax liabilities, net	941,272	54,866
Deferred service obligations—long term	10,264	10,135
Other long-term liabilities (Note 6)	52,162	7,791
Commitments and contingencies (Notes 8, 9, 10, 16, 18, and 19)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 255,685 and 110,300 shares issued, respectively	2,557	1,103
Capital in excess of par value	4,812,184	633,477
Retained (deficit) earnings	(134,649)	168,453
Accumulated other comprehensive income	8,528	4,123
Treasury stock, at cost—214 shares	(1,433)	(1,433)

Total stockholders’ equity	4,687,187	805,723

Total liabilities and stockholders’ equity	$7,790,482	$1,066,349

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Revenues:
Product sales	$389,636	$154,691	$724,426	$294,311
Service and other revenue	41,412	26,395	78,068	49,988

	431,048	181,086	802,494	344,299

Costs and expenses (1):
Cost of product sales	113,546	64,552	252,925	125,938
Cost of product sales – amortization of intangible assets	24,921	2,648	45,075	5,848
Cost of service and other revenue	52,943	30,377	97,021	54,777
Research and development	19,364	10,986	39,511	21,707
Selling and marketing	68,262	19,920	125,248	40,959
General and administrative	39,732	16,445	74,068	30,986
Amortization of acquired intangible assets	6,169	1,354	12,418	2,762
Impairment of acquired intangible assets (Note 22)	—	—	2,900	—
Acquired in-process research and development	—	—	370,000	—

	324,937	146,282	1,019,166	282,977

Income (loss) from operations	106,111	34,804	(216,672)	61,322
Interest income	871	516	3,124	777
Interest expense	(19,339)	(701)	(50,999)	(1,695)
Other (expense), net	(159)	(335)	(172)	(184)

Income (loss) before income taxes	87,484	34,284	(264,719)	60,220
Provision for income taxes	31,498	12,650	37,903	22,500

Net income (loss)	$55,986	$21,634	$(302,622)	$37,720

Net income (loss) per common and common equivalent share:
Basic	$0.22	$0.20	$(1.28)	$0.36

Diluted	$0.22	$0.20	$(1.28)	$0.35

Weighted average number of common shares outstanding:
Basic	255,253	106,620	236,068	105,927

Diluted	259,798	109,526	236,068	109,157

(1)	Stock-based compensation included in costs and expenses during the three and six months ended March 29, 2008 was $518 and $1,243 for cost of revenues, $543 and $1,229 for research and development, $780 and $1,495 for selling and marketing and $3,082 and $8,539 for general and administrative. Stock-based compensation included in costs and expenses for the three and six months ended March 31, 2007 was $192 and $365 for cost of revenues, $195 and $405 for research and development, $198 and $342 for selling and marketing and $1,003 and $1,992 for general and administrative.

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	Six Months Ended
	March 29, 2008	March 31, 2007
OPERATING ACTIVITIES
Net (loss) income	$(302,622)	$37,720
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	24,361	7,035
Amortization	57,506	8,615
Fair value write up of Cytyc inventory	42,325	—
Non-cash interest expense	12,411	89
Tax benefit related to exercise of non-qualified stock options	—	(2,244)
Charge for in-process research and development	370,000	—
Charge for impairment of acquired intangible assets	2,900	—
Stock-based compensation expense	12,095	3,104
Deferred income taxes	(22,698)	16,880
Loss on disposal of property and equipment, net	296	12
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(44,592)	(8,285)
Inventories	(17,971)	2,041
Income tax refundable	53,356	—
Prepaid expenses and other current assets	2,816	(3,970)
Accounts payable	(5,417)	8,305
Accrued expenses	(31,443)	6,015
Deferred revenue	14,708	4,901

Net cash provided by operating activities	168,031	80,218

INVESTING ACTIVITIES
Acquisition of Cytyc Corporation, net of cash acquired	(2,022,345)	—
Increase in other assets	(4,027)	(4,367)
Purchase of property and equipment	(29,058)	(9,226)
Increase in equipment under customer usage agreements	(11,123)	—
Proceeds from sale of property and equipment	936	—
Purchases of investment securities	(2,637)	—
Proceeds from sales and maturities of investment securities	2,638	—
Proceeds from sale of cost method investment	—	2,150
Deferred gain	7,500	—
Increase in other liabilities	2,690	—

Net cash used in investing activities	(2,055,426)	(11,443)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of issuance costs	1,688,974	—
Proceeds under credit agreement, net of issuance costs	2,335,679	—
Repayments under credit agreement	(2,260,353)	(55,000)
Payment upon conversion of Cytyc convertible notes	(40,574)	—
Increase in notes payable	2,227	1,500
Repayments of notes payable	(2,043)	(1,215)
Tax benefit related to exercise of non-qualified stock options	—	2,244
Net proceeds from sale of common stock pursuant to stock plans	162,337	8,468

Net cash provided by (used in) financing activities	1,886,247	(44,003)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,452)	(194)

	Six Months Ended
	March 29, 2008	March 31, 2007
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,600)	24,578
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100,403	29,923

CASH AND CASH EQUIVALENTS, END OF PERIOD	$97,803	$54,501

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$20,776	$2,791

Cash paid during the period for interest	$27,393	$1,738

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock upon conversion of Cytyc convertible notes	$84,197	$—

	Six Months Ended
	March 29, 2008	March 31, 2007
BUSINESS ACQUISITION, NET OF CASH ACQUIRED:
Fair value of tangible assets acquired	$536,400	$—
Fair value of liabilities assumed	(261,000)	—
Fair value of stock issued	(3,671,500)	—
Fair value of options exchanged	(241,400)	—
Cost in excess of fair value of assets (Goodwill)	3,841,000	—
Fair value of acquired identifiable intangible assets	2,486,800	—
In-process research and development	370,000	—
Deferred tax liability	(941,700)	—

	2,118,600	—
Less cash and cash equivalents and investments acquired	90,100	—
Less acquisition costs paid prior to September 29, 2007	6,200	—

Net cash paid for acquisition	$2,022,300	$—

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

The consolidated balance sheet at September 29, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of March 29, 2008, the consolidated statements of operations for the three and six months ended March 29, 2008 and March 31, 2007, and the consolidated statement of cash flows for the six months ended March 29, 2008 and March 31, 2007 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

On October 22, 2007, the Company completed its business combination with Cytyc Corporation (“Cytyc”), a company that develops, manufactures and markets complementary products covering a range of cancer and women’s health applications, including cervical cancer screening, treatment of excessive menstrual bleeding, and radiation treatment of early-stage breast cancer.

The results of operations for the three and six months ended March 29, 2008 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 27, 2008. The results of operations include Cytyc’s operating results from the date of acquisition (October 22, 2007) through March 29, 2008 (See Note 4).

Amortization expense for patents previously recorded within general and administrative expenses and research and development expenses totaling $39 and $168 for the three and six months ending March 31, 2007, respectively, has been reclassified to cost of product sales—amortization of intangible assets. Certain customer support expenses previously recorded in general and administrative expenses totaling $210 and $366 for the three and six months ending March 31, 2007, respectively, have been reclassified to selling and marketing expenses. Both of these statement of operations reclassifications have been made to conform with the current period presentation.

On March 11, 2008, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 300,000 shares to 750,000 shares. On April 2, 2008, the Company effected a two-for-one stock split in the form of a stock dividend. The stock split has been retroactively reflected in the accompanying consolidated financial statements and notes for all periods presented.

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

(a) Acquisition of Cytyc Corporation

On October 22, 2007 the Company completed its merger with Cytyc pursuant to the Agreement and Plan of Merger (“Merger Agreement”) entered into on May 20, 2007. Under the terms and conditions of the Merger Agreement, at the effective time of the merger, Cytyc became a wholly-owned subsidiary of the Company and each share of common stock of Cytyc, issued and outstanding immediately prior to the closing, was cancelled and converted into the right to receive (i) 1.04 shares of common stock of the Company and (ii) $16.50 in cash. In accordance with SFAS No. 141, Business Combinations, and based on the terms of the merger, the Company is the accounting acquirer. This conclusion was based on the facts that Hologic board members and senior management control and represent a majority of the board of directors and senior management of the combined company, as well as the terms of the merger consideration, pursuant to which the Cytyc stockholders received a premium over the fair market value of their shares on such date and cash of $16.50 per share (or approximately 35% of the merger consideration). There were no preexisting relationships between the two companies.

Cytyc, formerly headquartered in Marlborough, Massachusetts, is a diversified diagnostic and medical device company that designs, develops, manufactures, and markets innovative and clinically effective diagnostics and surgical products. Cytyc products cover a range of cancer and women’s health applications, including cervical cancer screening, prenatal diagnostics, treatment of excessive menstrual bleeding and radiation treatment of early-stage breast cancer.

Upon the close of the merger, Cytyc shareholders received an aggregate of 132,038 shares of Hologic common stock and approximately $2,094,800 in cash. In connection with the close of the merger, the Company entered into a credit agreement relating to a senior secured credit facility (the “Credit Agreement”) with Goldman Sachs Credit Partners L.P. and certain other lenders, in which the lenders committed to provide, in the aggregate, senior secured financing of up to approximately $2,550,000 to pay for the cash portion of the merger consideration, for repayment of existing debt of Cytyc, for expenses relating to the merger and for working capital following the completion of the merger. As of the closing of the merger, the Company borrowed $2,350,000 under this Credit Agreement. See Note 8(a) for further discussion.

The estimated aggregate purchase price of approximately $6,156,700 includes $2,094,800 in cash; 132,038 shares of Hologic common stock at an estimated fair value of $3,671,500; approximately 16,400 of fully vested stock options granted to Cytyc employees in exchange for their vested Cytyc stock options, with an estimated fair value of approximately $241,400; the fair value of Cytyc’s outstanding convertible notes assumed in the merger of approximately $125,000; and approximately $24,000 of direct acquisition costs. There are no potential contingent consideration arrangements payable to the former Cytyc shareholders in connection with this transaction.

The Company has measured the fair value of the 132,038 shares of the Company common stock issued as consideration in connection with the merger under Emerging Issues Task Force (“EITF”) Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The Company determined the measurement date to be May 20, 2007, the date the transaction was announced, as the number of shares to be issued according to the exchange ratio was fixed without subsequent revision. The Company valued the securities based on the average market price a few days before and after the measurement date. The weighted average stock price was determined to be approximately $27.81.

(i) Purchase price

The preliminary purchase price is as follows:

Cash portion of consideration	$2,094,800
Fair value of securities issued	3,671,500
Fair value of vested options exchanged	241,400
Fair value of Cytyc’s outstanding convertible notes	125,000
Direct acquisition costs	24,000

Total estimated purchase price	$6,156,700

The fair value of vested Hologic common stock options exchanged for vested Cytyc options was included in the purchase price as such options were fully vested. The Company estimated the fair value of these stock options using the Binomial Option Pricing Model. The Company estimated the fair value of the stock options assuming no expected dividends and the following weighted-average assumptions:

Expected life	2.50 years
Expected volatility	35.10%
Risk free interest rate	4.82%
Fair value per share determined in accordance with EITF Issue No. 99-12	$27.81

(ii) Preliminary Purchase Price Allocation

The allocation of the purchase price is based upon estimates of the fair value of assets acquired and liabilities assumed as of October 22, 2007. The Company is in the process of gathering information to finalize its valuation of certain assets and liabilities. The purchase price allocation will be finalized once the Company has all necessary information to complete its estimate, but generally no later than one year from the date of acquisition. As a result of the merger, the Company has assumed Cytyc’s obligation to Adiana’s former stockholders to make contingent earn-out payments based on the achievement of milestones. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of March 29, 2008, the Company has not recorded any amounts for the potential earn-outs. The Company has begun to assess and formulate a plan to restructure certain of Cytyc’s activities. The Company has recorded a liability of approximately $2,800 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), primarily related to the termination of certain employees, minimum inventory purchase commitments and other contractual obligations for which the related business activities have been discontinued. The Company believes its plan will be finalized within one year of the date of acquisition and will record any additional liability as a result of its plan as an increase to goodwill. See Note 19 for additional discussion of this liability.

Book value of net assets acquired as of October 22, 2007	$1,143,600
Less: write-off of existing deferred financing costs, goodwill and intangible assets, including related deferred taxes	(791,400)

Adjusted book value of assets acquired	352,200
Remaining allocation:
Increase inventory to fair value	42,300
Increase property and equipment to fair value	8,500
Increase in liabilities recorded in accordance with EITF No. 95-3	(2,800)
Decrease deferred revenue to fair value	400
Identifiable intangible assets at fair value	2,486,800
Acquired in-process research and development	370,000
Deferred taxes	(941,700)
Goodwill	3,841,000

Total purchase price	$6,156,700

(iii) Valuation of Intangible Assets and Goodwill

The purchase price for the merger with Cytyc will be allocated to assets acquired and liabilities assumed based on management’s estimate of their estimated fair values. Management will then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets and in-process research and development, based upon a detailed valuation that relies on information and assumptions further described below. Any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed is allocated to goodwill. The Company reduced goodwill related to the Cytyc acquisition in the amount of approximately $3,100 during the three months ended March 29, 2008. The reduction was primarily related to a $1,900 increase in the preliminary valuation of certain intangible assets and a $5,300 increase in the preliminary valuation of certain tangible assets which were partially offset by a reduction in the preliminary estimate of the deferred tax liabilities of $4,200, based on information received during the period.

Identifiable Intangible Assets

As part of the preliminary purchase price allocation, the Company determined that Cytyc’s identifiable intangible assets include existing technology, customer relationships and trade names. Cytyc’s existing technology relates to patents, patent applications and know-how with respect to the technologies embedded in its currently marketed products. In determining the allocation of the purchase price to existing technology, consideration was only given to patent and patent applications that relate to products that have been approved by the Food and Drug Administration (“FDA”). Cytyc’s customer relationship assets relate to relationships that Cytyc’s sales force has developed with obstetricians/gynecologists and gynecological surgeons, breast surgeons, radiation oncologists, clinical laboratories and other physicians. The trade names relate to both the Cytyc name as well as key product names.

The Company used the income approach to value the existing technology and marketing based intangibles. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset, then discounted based on an appropriate discount rate. The discount rates applied, which ranged between 10.5% and 13.5%, were benchmarked with reference to the implied rate of return from the transaction model as well as Cytyc’s weighted average cost of capital based on the capital asset pricing model.

In estimating the useful life of the acquired assets, the Company considered paragraph 11 of SFAS No. 142, Goodwill and Other Intangible Assets, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors included a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. The Company is amortizing these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows as the Company believes this will approximate the pattern in which the economic benefits of the assets will be utilized.

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

The acquired in-process research and development of Cytyc relates to the following research and development projects: Adiana® Complete TransCervical Sterilization (“TCS”) System® and expanded labeling of the NovaSure® System, Gestiva™, the ThinPrep® Imaging System, the ThinPrep Processor and Helica’s Thermal Coagulator System (“Helica”).

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

The successful development of new products and product enhancements is subject to numerous risks and uncertainties, both known and unknown, including, unanticipated delays, access to capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products and enhancements, including, for example changes requested by the FDA in connection with pre-market approval applications for products or 510(k) notification. Given the uncertainties inherent with product development and introduction, there can be no assurance that any of the Company’s product development efforts will be successful on a timely basis or within budget, if at all. The failure of the Company to develop new products and product enhancements on a timely basis or within budget could harm the Company’s results of operations and financial condition. For additional risks that may affect the Company’s business and prospects following completion of the merger, see “Risk Factors” in Item 1A of the Company’s Form 10-K for the year ended September 29, 2007 and in Item 1A in Part II of this report.

Goodwill

The preliminary purchase price allocation resulted in goodwill of approximately $3,844,000 as of October 22, 2007, the date of the acquisition. The Company reduced this allocation in the amount of approximately $3,100 during the three months ended March 29, 2008. The reduction was primarily related to a $1,900 increase in the preliminary valuation of certain intangible assets and a $5,300 increase in the preliminary valuation of certain tangible assets which were partially offset by a reduction in the preliminary estimate of the deferred tax liabilities of $4,200, based on information received during the period.

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

Subsequent to the close of the Cytyc merger through March 29, 2008, stock options, originally issued by Cytyc and converted into options to purchase Hologic common stock, were exercised. The Company recorded the estimated tax benefit of approximately $52 million related to the exercise of these options as a reduction to goodwill as of March 29, 2008.

Goodwill as of March 29, 2008 related to the Cytyc acquisition was approximately $3,788,000.

Supplemental Pro-forma Information

The following unaudited pro-forma information presents the consolidated results of operations of the Company and Cytyc as if the acquisition had occurred at the beginning of each period presented, with pro-forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, subsequent refinancing and certain other adjustments together with related tax effects:

(approximate amounts in thousands except per share data)	Six months ended		Three months ended
	March 29, 2008	March 31, 2007	March 31, 2007
Net revenue	$839,400	$701,791	$360,832
Net income	$97,780	$60,565	$31,267
Net income per common share:
Basic	$0.39	$0.25	$0.13

Diluted	$0.37	$0.24	$0.12

The $370,000 charge for acquired in-process research and development, the fair value of the inventory step-up of $42,300, stock-based compensation of approximately $60,000, direct acquisition fees and expenses of approximately $28,000 and change of control payments of approximately $18,600 that were a direct result of the transaction are excluded from the unaudited pro forma information above. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of Cytyc occurred at the beginning of the periods presented.

Prior to the close of the merger, the Board of Directors of Cytyc approved a modification to certain outstanding equity awards for Cytyc employees, which was consented to by Hologic. The modification provided for the acceleration of vesting upon the close of the merger for those awards that did not provide for acceleration upon a change of control as part of the original terms of the award. This modification was consented to by the Company so that the Company would not incur stock-based compensation charges that it otherwise would have if the awards had continued to vest under their original terms.

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

The aggregate purchase price for BioLucent was approximately $73,200 (subject to adjustment) consisting of approximately $6,800 in cash and 2,314 shares of Hologic Common Stock valued at approximately $63,200, debt assumed and paid off of approximately $1,600 and approximately $1,600 for acquisition related fees and expenses. The Company determined the fair value of the shares issued in connection with the acquisition in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.

The acquisition also provides for up to two annual earn-out payments not to exceed $15,000 in the aggregate based on BioLucent’s achievement of certain revenue targets. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of March 29, 2008, the Company has not recorded any amounts for these potential earn-outs. The allocation of the purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed as of September 18, 2007. The Company is in the process of gathering information to finalize its valuation of certain assets and liabilities. The purchase price allocation is preliminary and will be finalized once the Company has all necessary information to complete its estimate, but generally no later than one year from the date of acquisition. The components and initial allocation of the purchase price consists of the following approximate amounts:

Net tangible assets acquired as of September 18, 2007...	$3,400
Developed technology and know-how	12,300
Customer relationship	17,000
Trade name	2,800
Deferred income tax liabilities, net	(9,500)
Goodwill	47,200

Estimated Purchase Price	$73,200

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer relationship, trade name and developed technology and know-how had separately identifiable values. The fair value of these intangible assets was determined through the application of the income approach. Customer relationship represents a large customer base that is expected to purchase the disposable MammoPad product on a regular basis. Trade name represents the BioLucent product name that the Company intends to continue to use. Developed technology and know-how represents currently marketable purchased products that the Company continues to sell as well as utilize to enhance and incorporate into the Company’s existing products. The Company reduced goodwill related to the BioLucent acquisition in the amount of approximately $600 during the six months ended March 29, 2008. The reduction was primarily related to a change in the preliminary valuation of certain liabilities acquired based on information received during the period.

The deferred income tax liability relates to the tax effect of acquired identifiable intangible assets and fair value adjustments to acquired inventory, as such amounts are not deductible for tax purposes, partially offset by acquired net operating loss carryforwards of approximately $2,400.

(5)	Sale of Gestiva

On January 16, 2008, the Company entered into a definitive agreement pursuant to which it has agreed to sell full U.S. and world-wide rights to Gestiva™ to K-V Pharmaceutical Company upon approval of the pending Gestiva new drug application (the “Gestiva NDA”) by the FDA.

The development of Gestiva, a drug that, if approved by the FDA, could be used in the prevention of preterm birth in pregnant women with a history of at least one spontaneous preterm birth, was originally begun by Adeza Biomedical Corporation, which was acquired by Cytyc on April 2, 2007. On October 22, 2007, the Company completed its business combination transaction with Cytyc and as a result acquired all rights to Gestiva. The Company has allocated $53.4 million to acquired in-process research and development as part of the initial purchase price allocation.

The purchase price to be paid to the Company as a result of the transaction is $82,000 in cash, $7,500 of which was paid on February 21, 2008 and the balance of which is payable upon final approval by the FDA of the Gestiva NDA and the production of a quantity of Gestiva suitable to enable the commercial launch of the product. The Company has agreed to continue its efforts to obtain FDA approval of the NDA for Gestiva as part of this arrangement. All costs incurred in these efforts will be reimbursed by K-V Pharmaceuticals and will be recorded as a credit against research and development expenses. These costs were immaterial during the three months ended March 29, 2008. The Company has recorded the $7,500 as a deferred gain within current liabilities in the accompanying Consolidated Balance Sheet. The gain will be recognized upon final FDA approval of the Gestiva NDA.

(6)	Other Balance Sheet Information

Components of selected captions in the Consolidated Balance Sheets at March 29, 2008 and September 29, 2007 consisted of:

	March 29, 2008	September 29, 2007
Inventories, net
Raw material and work-in-process	$92,524	$69,400
Finished goods	65,869	35,889

	$158,393	$105,289

Inventories are stated at the lower of cost (first-in, first-out) or market.
Certain work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

	March 29, 2008	September 29, 2007
Property and Equipment, net
Equipment and software	$174,890	$81,390
Customer usage equipment	88,928	—
Building	45,977	28,577
Leasehold improvements	26,050	6,636
Furniture and fixtures	10,254	6,044
Land	9,078	2,710

	355,177	125,357
Less—accumulated depreciation and amortization	(78,950)	(55,588)

	$276,227	$69,769

Accrued Expenses
Accrued compensation and employee benefits	$50,662	$35,053
Accrued commissions	13,984	9,989
Accrued warranty, current portion	12,516	11,871
Accrued income taxes	14,125	22,356
Other accrued expenses	46,429	9,308

	$137,716	$88,577

Other Long-Term Liabilities
Accrued lease obligation – long-term	$18,369	$—
Deferred rent – long-term	15,955	—
Other	17,838	7,791

	$52,162	$7,791

Restricted Cash

The Company’s Consolidated Balance Sheet at December 29, 2007 included a restricted cash balance of $34,700 that represented amounts placed in escrow at the close of the Cytyc merger related to the outstanding Cytyc convertible notes, net of proceeds distributed to satisfy the Company’s obligation to pay a portion of the conversion price in cash upon conversion of those notes. The amount in this escrow account was limited to repayment or conversion of the Cytyc convertible notes or amounts outstanding under the Company’s Credit Agreement. The account was closed in February 2008, upon which the Company received the remaining balance in the account of approximately $32,400 plus $500 in interest.

(7)	Other Assets

As of March 29, 2008, other assets was comprised primarily of the value of certain Company owned life insurance contracts, deferred financing costs and cost-method investments. The Company owned life insurance contracts primarily include contracts that were purchased in connection with the Company’s Supplemental Executive Retirement Plan (“SERP”) and were valued at $6,402 as of March 29, 2008 (see Note 21 for further discussion). As of March 29, 2008, other assets also included $34,253 and $5,861 of deferred financing costs related to the Company’s Convertible Notes and Credit Agreement, respectively, both of which closed in the first quarter of fiscal 2008 (see Note 8). The Company is amortizing amounts related to the Credit Agreement to interest expense over a five year period, which approximates the level yield method. As a result of the convertible note offering and other voluntary repayments, certain of the loans under the credit agreement were repaid and the Company accelerated the amortization of the related deferred financing costs resulting in total amortization expense of $4,904 and $9,924 relating to these loans during the three and six month periods ended March 29, 2008. The Company is amortizing amounts related to the convertible notes on a straight-line basis over the period of earliest redemption, which is a six year period. As a result, the Company recorded amortization expense of $1,502 and $1,773 during the three and six months ended March 29, 2008.

Other assets also includes certain other minority cost-method equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in the fair value is deemed to be other-than-temporary, the Company writes down the value of the investment to its fair value. During the three and six months ended March 29, 2008, none of the investments held were deemed to be in an other-than-temporary loss. The carrying value of these investments was approximately $8,703 as of March 29, 2008 which includes $7,495 of investments acquired as a result of the Cytyc merger, as described below.

As a result of the merger with Cytyc, the Company acquired investments Cytyc had entered into prior to the merger with the Company. During 2005, Cytyc entered into a $5,000 private equity investment commitment with a limited liability partnership, which may be paid over the succeeding three years. As of March 29, 2008, approximately $2,575 of this investment has been paid. The Company is accounting for this investment under the cost method, since it does not have the ability to exercise significant influence and, as of March 29, 2008, holds less than three percent of the partnership’s voting stock, among other factors. In March 2006, Cytyc had entered into a $1,900 private equity investment agreement with a corporation, in which Cytyc received shares of preferred stock in exchange for granting a non-exclusive license to certain of Cytyc’s patents. The Company is accounting for this investment under the cost method, since it does not have the ability to exercise significant influence and, as of March 29, 2008, holds less than 20 percent of the corporation’s voting stock, among other factors. In addition, in July 2007, Cytyc entered into an agreement with an early-stage company, under which Cytyc has made an investment in it. Under this investment, Cytyc received 2,100 shares of the company’s Preferred Stock Series A at a fair market value of $1 per share. In exchange for the Preferred Stock Series A received by Cytyc under this investment agreement, the company received from Cytyc a fully paid, worldwide license to certain patents and patent applications in Cytyc’s portfolio that will allow access to certain of Cytyc’s intellectual property as part of its development of a surgical device. The Company is accounting for this investment under the cost method, since it does not have the ability to exercise significant influence and, as of March 29, 2008, holds less than 20 percent of the corporation’s voting stock, among other factors. The Company’s determination of whether it has significant influence over an investment requires judgment. If at any time the private equity investment in the limited liability partnership exceeds three percent of the partnership’s voting stock, the private equity investments entered into in March 2006 and July 2007 exceed 20 percent of the corporation’s voting stock, or the Company determines that it has the ability to exercise significant influence over any of these, among other factors, the Company will begin to account for the related investment under the equity method.

(8)	Indebtedness

(a)	Credit Agreement

On October 22, 2007, the Company and certain of its domestic subsidiaries entered into a senior secured credit agreement (the “Credit Agreement”) with Goldman Sachs Credit Partners L.P. and certain other lenders, (collectively, the “Lenders”). Pursuant to the terms and conditions of the Credit Agreement, the Lenders have committed to provide senior secured financing in an aggregate amount of up to $2,550,000. As of the closing of the Cytyc merger, the Company borrowed $2,350,000 under the credit facilities.

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

The credit facilities under the Credit Agreement consist of:

•	$600,000 senior secured Term Loan A (the “Term Loan A facility”) with a final maturity date of September 30, 2012;

•	$250,000 senior secured Term Loan B-1 and $250,000 senior secured Term Loan B-2 (collectively, the “Term Loan B facility”) with a final maturity date of March 31, 2013;

•	$1,250,000 senior secured capital markets term loan (the “Term Loan X facility”) with a final maturity date of April 22, 2009;

•	$200,000 senior secured revolving credit facility (the “revolving facility”) with a final maturity date of October 22, 2012.

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

The Company applied the net proceeds from its convertible notes offering described below to repay amounts outstanding under the Credit Agreement, including all of the remaining amounts outstanding under Term Loan X and Term Loan B-2, $1,100,000 and $250,000, respectively, all of which was outstanding immediately prior to the issuance of the convertible notes. Additionally, the Company repaid a pro rata portion of the Company’s Term Loan A in the amount of $251,000 and Term Loan B in the amount of $104,000. During the six months ended March 29, 2008, the Company also made voluntary prepayments of principal under its Term Loan A and Term Loan B-1 of $285,900 and $119,100, respectively.

The terms of the Credit Agreement requires the Company to make scheduled principal payments under the Term Loan A facility in increasing amounts ranging from $7,500 per quarter beginning with the quarter ending December 29, 2007 to $22,500 per quarter commencing on the quarter ending December 25, 2010, and under the Term Loan B facility, in equal quarterly installments of $1,250 beginning on the quarter ending December 29, 2007 and for the first 21 quarters thereafter, with the remaining balance of each term loan facility due at the maturity of the applicable term loan facility. As a result of the repayment of amounts due under the Credit Agreement, the Company does not have any scheduled principal payments through at least March 2009 and the remaining payments due under these facilities have been reduced pro rata. As a result, all amounts outstanding under the Credit Agreement are classified as long-term obligations on the accompanying Consolidated Balance Sheet as of March 29, 2008. The revolving credit facility will become due at maturity. No scheduled payments were required under the revolving facility or the Term Loan X facility.

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

As of March 29, 2008, the Company had an aggregate of $89,600 of principal outstanding under this credit facility of which $63,300 was under the Term Loan A and $26,300 was under the Term Loan B-1, all of which are classified as long-term debt as of March 29, 2008 as the Company does not have any required repayments within 12 months of the balance sheet date. The Company has no amounts outstanding under its revolving facility.

All amounts outstanding under the credit facilities will bear interest, at the Company’s option, initially, with respect to all loans made under the revolving facility and the Term Loan A facility: (i) at the Base Rate plus 1.25% per annum; or (ii) at the reserve adjusted Eurodollar Rate plus 2.25% per annum. With respect to loans made under the Term Loan B facility: (i) at a rate per annum equal to the Base Rate plus 1.5%; or (ii) at a rate per annum equal to the reserve adjusted Eurodollar Rate plus 2.50%; and with respect to loans made under the Term Loan X facility: (i) at a rate per annum equal to the Base Rate plus 0.75%; or (ii) at a rate per annum equal to the reserve adjusted Eurodollar Rate plus 1.75%. The margin applicable to loans under the revolving credit facility and the Term Loan A facility are subject to specified changes based on certain change in the leverage ratio as specified in the Credit Agreement. Under the terms of the Credit Agreement, the Company was required to enter into interest rate hedge agreements or otherwise fix the interest rate on up to 50% of its outstanding debt within 18 months of the close. The Company’s completion of the fixed rate convertible notes offering has satisfied this requirement. Outstanding borrowings had a weighted average interest rate of 4.92% as of March 29, 2008. Interest expense under the credit facilities totaled $8,500 and $36,900 during the three and six month periods ended March 29, 2008, which included non-cash interest expense of approximately $4,900 and $9,900, respectively, related to the amortization of the capitalized deferred financing costs related to the Credit Agreement.

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

The Credit Agreement, as amended, requires the Company to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter, as defined within the Credit Agreement. The maximum leverage ratio is 5.50:1.00 beginning on the Company’s fiscal quarter ended December 29, 2007, and then decreases over time to 3:00:1.00 for the quarters ending September 25, 2010 and thereafter. The minimum interest coverage ratio is 2.00:1.00 beginning with the Company fiscal quarter ended March 29, 2008, and then increases over time to 2.75:1.00 for the quarters ending September 25, 2010 and thereafter. The leverage ratio is defined as the ratio of the Company’s consolidated total debt to the Company’s consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of the Company’s annualized consolidated adjusted EBITDA for the applicable periods to the Company’s annualized consolidated interest expense. The Company was in compliance with its financial covenants as of March 29, 2008.

The amounts above do not include any potential mandatory prepayments in such periods, including the Company’s excess cash flows, as required by the Credit Agreement.

(b)	Convertible Notes

On December 10, 2007, the Company issued and sold $1,725,000 aggregate original principal amount of 2.00% Convertible Senior Notes due 2037 (the “Convertible Notes”). The Convertible Notes were registered under an effective Registration Statement and were issued pursuant to an Indenture between the Company and Wilmington Trust Company, as Trustee (the “Indenture”) and a First Supplemental Indenture thereto (the “Supplemental Indenture”), both dated December 10, 2007.

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

The Convertible Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning June 15, 2008 and ending on December 15, 2013. The Convertible Notes will accrete principal from December 15, 2013 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Interest expense under the Convertible Notes totaled $8,721 and $10,542 during the three and six month periods ended March 29, 2008, which included non-cash interest expense of $1,502 and $1,773, respectively, related to the amortization of the capitalized deferred financing costs related to the Convertible Notes Agreement.

Beginning with the six month interest period commencing December 15, 2013, the Company will pay contingent interest during any six month interest period to the holders of Convertible Notes if the “trading price”, as defined, of the Convertible Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the Convertible Notes. The holders of the Convertible Notes may convert the notes into shares of the Company’s common stock at a conversion price of approximately $38.60 per share, subject to adjustment, prior to the close of business on September 15, 2037, subject to prior redemption or repurchase of the notes, under any of the following circumstances: (1) during any calendar quarter after the calendar quarter ended December 31, 2007 if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events.

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

Based on the Company’s evaluation of the Convertible Notes in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company determined that the Convertible Notes contained a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment requiring bifurcation as the features were not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of December 10, 2007 and March 29, 2008.

As of March 29, 2008, upon conversion, without regard to any premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 56,000 common shares to the Convertible Note holders.

(c)	AEG Debt

The Company’s AEG subsidiary has approximately $12,336 outstanding at March 29, 2008 under certain debt agreements. The terms of the agreements have various maturities ranging from December 30, 2010 through March 30, 2014. Outstanding borrowings had weighted-average interest rates ranging from 5.5% to 5.7% and 5.4% to 7.8% during the six months ended March 29, 2008 and March 31, 2007, respectively. Interest expense incurred under these debt agreements totaled $206 and $398 during the three months and six months ended March 29, 2008, respectively. Interest expense incurred under these debt agreements totaled $191 and $352 during the three months and six months ended March 31, 2007, respectively.

(d)	Cytyc Convertible Notes

In connection with the Cytyc merger, the Company assumed the obligations under Cytyc’s 2.25% Senior Convertible Notes due 2024 (the “Cytyc Notes”) and the Indenture entered into by Cytyc and U.S. Bank Trust National Association, as trustee thereunder (the “Trustee”) on March 22, 2004, pursuant to which the Cytyc Notes were issued (the “Cytyc Indenture”). Interest on the Cytyc Notes is payable semi-annually and the Cytyc Notes were previously convertible into shares of Cytyc common stock. At the closing of the Cytyc merger with the Company, the Company, Cytyc and the Trustee entered into the First Supplemental Indenture (the “Cytyc Supplemental Indenture”) as required by the Cytyc Supplemental Indenture as a result of the merger in order to provide, among other things, that the Company guarantee the obligations under the Cytyc Notes and the Cytyc Supplemental Indenture, and as a result of the merger, the Cytyc Notes ceased to be convertible into shares of Cytyc common stock but rather into the kind and amount of shares of stock and cash which a holder of shares of Cytyc common stock would have been entitled to receive upon the merger had the Cytyc Notes been converted into shares of Hologic common stock immediately prior to the merger, such that each $1,000 principal face amount of Cytyc Notes may be converted at any time and from time to time into $556.12 in cash and 35.06 shares of Hologic common stock. Pursuant to the terms of the Cytyc Supplemental Indenture, the Company offered to repurchase all of the outstanding Cytyc Notes in exchange for the principal face amount of such Cytyc Notes plus accrued but unpaid interest thereon. The obligations of the Company under the Cytyc Notes and the Indenture may be accelerated upon the occurrence of certain customary events of default including, without limitation, payment defaults, uncured defaults in the performance of certain covenants and agreements under the Cytyc Supplemental Indenture and bankruptcy and insolvency related defaults. The Cytyc Supplemental Indenture further provides that at any time after March 20, 2009, the Cytyc Notes may be redeemed by the Company at a cash redemption price equal to the principal amount of the Cytyc Notes, plus accrued and unpaid interest.

As of the close of the Cytyc merger, the Company assumed the outstanding principal amount under the Cytyc Notes of $73,258. Subsequent to the close of the merger through March 29, 2008, Cytyc Notes in the principal amount of $72,960 were submitted for conversion upon which the Company issued 2,557 shares of its common stock and made cash payments in the amount of $40,574. No holder of a Cytyc Note accepted the Company’s offer to repurchase the Cytyc Notes, which offer expired in November 2007. As of March 29, 2008, Cytyc Notes with an aggregate principal amount of $298 remain outstanding which are convertible into approximately 10 shares of Hologic common stock and cash in the amount of $166.

(9)	Commitments and Contingencies

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

The Company also has an obligation for a second and final earn-out to the former Suros Surgical stockholders related to Suros’ incremental revenue growth. Goodwill will be increased by the amount of earn-out payable, if any. The Company has not recorded any amounts for this second annual earn-out as of March 29, 2008.

See Note 4(b) for discussion of the Company’s earn-out obligation related to the BioLucent acquisition.

Finance Lease Obligations

As a result of the Cytyc merger, the Company assumed the obligation to a non-cancelable lease agreement for a building with approximately 164,000 square feet located in Alajuela, Costa Rica, to be used as a manufacturing and office facility to replace its current Costa Rica facility, the lease for which expires on December 31, 2008. The Company is responsible for a significant portion of the construction costs and therefore was deemed, for accounting purposes, to be the owner of the building during the construction period, in accordance with Emerging Issues Task Force (“EITF”) No. 97-10, The Effect of Lessee Involvement in Asset Construction. During the three and six months ended March 29, 2008, the Company recorded an additional $1,100 and $4,300, respectively, in fair market value of the portion of the building constructed. This is in addition to the $3,000 fair market value of the land and the $7,700 fair market value of the portion of the building constructed that Cytyc had recorded as of October 22, 2007. The Company has recorded such fair market value within property and equipment on its Consolidated Balance Sheet. At March 29, 2008, the Company has recorded $1,400 in accrued expenses and $15,200 in other long-term liabilities related to this obligation in the Consolidated Balance Sheet. The Company recorded the remainder of the building’s fair market value of $100 (estimated to have a total fair market value of $12,100 in April 2008), and will continue to record the related leasehold improvements, as construction occurs. The term of the lease is for a period of approximately ten years with the option to extend for two consecutive five-year terms. The lease term commenced in April 2008 and the Company is expected to transfer most of its Costa Rican operations to this facility during the second half of calendar 2008.

At the completion of the construction period, the Company reviewed the lease for potential sale-leaseback treatment in accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. Based on its analysis, the Company determined that the lease did not qualify for sale-leaseback treatment. Therefore, the building, leasehold improvements and associated liabilities will remain on the Company’s financial statements throughout the lease term, and the building and leasehold improvements will be depreciated on a straight line basis over their estimated useful lives.

Future minimum lease payments, including principal and interest, under this lease were as follows at March 29, 2008:

Amount
Remaining six months ending September 27, 2008	$718
Fiscal 2009	1,460
Fiscal 2010	1,512
Fiscal 2011	1,564
Fiscal 2012	1,619
Thereafter	9,965

Total minimum payments	16,838
Less-amount representing interest	(7,066)

Total	$9,772

As a result of the Cytyc merger, the Company assumed the obligation to a non-cancelable lease agreement for a building with approximately 146,000 square feet located in Marlborough, Massachusetts, to be principally used as an additional manufacturing facility. In 2011, the Company will have an option to lease an additional 30,000 square feet. As part of the lease agreement, the lessor agreed to allow the Company to make significant renovations to the facility to prepare the facility for the Company’s manufacturing needs. The Company is responsible for a significant amount of the construction costs and therefore was deemed, for accounting purposes, to be the owner of the building during the construction period in accordance with EITF No. 97-10. The $13,200 fair market value of the facility is included within property and equipment, net on the Company’s Consolidated Balance Sheet. At March 29, 2008, the Company has recorded $0.9 million in accrued expenses and $14.9 million in other long-term liabilities related to this obligation in the Consolidated Balance Sheet. Cytyc began occupying a portion of the facility effective June 1, 2007. The term of the lease is for a period of approximately 12 years commencing on November 14, 2006. Based on its SFAS No. 98 analysis, the Company determined that the lease did not qualify for sale-leaseback treatment. Therefore, the improvements and associated liabilities will remain on the Company’s financial statements throughout the lease term, and the leasehold improvements will be depreciated on a straight line basis over their estimated useful lives.

Future minimum lease payments, including principal and interest, under this lease were as follows at March 29, 2008:

Amount
Remaining six months ending September 27, 2008	$462
Fiscal 2009	924
Fiscal 2010	982
Fiscal 2011	982
Fiscal 2012	982
Thereafter	7,177

Total minimum payments	11,509
Less-amount representing interest	(4,804)

Total	$6,705

Long-Term Supply Contract

As a result of the merger with Cytyc, the Company assumed on a consolidated basis certain non-cancelable supply contracts. For reasons of quality assurance, sole source availability or cost effectiveness, certain key components and raw materials are available only from a sole supplier. Cytyc had entered into certain long-term supply contracts, assumed by the Company as a result of the merger with Cytyc, to assure continuity of supply while maintaining high quality and reliability. In certain of these contracts, a minimum purchase commitment has been established.

Future supply commitments under the Company’s long-term supply contracts, assumed as a result of the Cytyc merger, are as follows as of March 29, 2008:

Amount
Remaining six months ending September 27, 2008	$2,500
Fiscal 2009	3,000
Fiscal 2010	3,000
Fiscal 2011	3,000
Fiscal 2012	3,000
Thereafter	750

$15,250

Operating Lease Commitments

As a result of the merger with Cytyc, the Company assumed all outstanding operating leases of which the most significant operating leases pertain to Cytyc’s headquarters located in Marlborough, Massachusetts, which has a 15 year term that expires on December 31, 2018 with future lease payments of approximately $40,800 as of March 29, 2008 and Cytyc’s warehouse in Methuen, Massachusetts which has a 10 year term that expires on March 31, 2013 with future lease payments of approximately $1,300 as of March 29, 2008. In addition, the Company is required to maintain the facilities during the term of the leases and to pay all proportionate shares of taxes, insurance, utilities and other costs associated with these facilities.

(10)	Pension and Other Employee Benefits

In conjunction with the May 2, 2006 acquisition of AEG, the Company assumed certain defined benefit pension plans covering the employees of the AEG German subsidiary (the “Pension Benefits”). As of September 29, 2007 the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”) using a prospective approach. The adoption of SFAS No. 158 did not impact the Company’s compliance with its debt covenants under its credit agreements, cash position or results of operations.

As of March 29, 2008, the Company has recorded a pension liability of approximately $8,580 as a component of accrued expenses in the accompanying consolidated financial statements. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Pension benefits are safeguarded by the Pension Guaranty Fund; a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency.

The tables below provide a reconciliation of benefit obligations, plan assets, funded status, and related actuarial assumptions of the Company’s German Pension Benefits.

	Pension Benefits
Change in Benefit Obligation	March 29, 2008	March 31, 2007
Benefit obligation at beginning of year	$(7,627)	$(8,005)
Service cost	—	—
Interest cost	(229)	(186)
Plan participants’ contributions	—	—
Actuarial gain	—	—
Foreign exchange	(858)	(90)
Benefits paid	134	(134)

Benefit obligation at end of period	(8,580)	(8,415)
Plan assets	—	—

Funded status	$(8,580)	$(8,415)

	Pension Benefits
Components of Net Periodic Benefit Cost	March 29, 2008	March 31, 2007
Service cost	$—	$—
Interest cost	229	186
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Recognized net actuarial gain	(51)	—

Net periodic benefit cost	$178	$186

	Pension Benefits
Weighted-Average Net Periodic Benefit Cost Assumptions	March 29, 2008	March 31, 2007
Discount rate	5.5%	4.5%
Expected return on plan assets	0%	0%
Rate of compensation increase	0%	0%

The projected benefit obligation for the German Pension Benefits plans with projected benefit obligations in excess of plan assets was $8,580 at March 29, 2008 which is the same amount as the accumulated benefit obligation for the German Pension Benefits plans at March 29, 2008.

The table below reflects the total Pension Benefits expected to be paid from the plans.

Pension Benefits
Remaining six months ending September 27, 2008	$169
Fiscal 2009	376
Fiscal 2010	385
Fiscal 2011	402
Fiscal 2012	421
Thereafter	6,827

$8,580

(11)	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares from outstanding stock options, restricted stock units and convertible debt.

The Company applies the provisions of EITF No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share to determine diluted weighted average shares outstanding as it relates to its outstanding convertible notes and the remaining Cytyc Notes. Accordingly, the Company uses the treasury stock method to determine dilutive weighted average shares related to its convertible notes and the if-converted method as it relates to the remaining Cytyc Notes. The potential common-equivalent shares as calculated for both convertible notes were excluded from the Company’s dilutive weighted average shares as a result of the Company’s net loss position for the six months ended March 29, 2008.

A reconciliation of basic and diluted share amounts are as follows:

	Three months ended		Six months ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Numerator:
Net income (loss), as reported, for basic earnings per share	$55,986	$21,634	$(302,622)	$37,720
Interest expense on convertible debt, net of tax	4	—	—	—

Net income (loss), as adjusted, for diluted earnings per share	$55,990	$21,634	$(302,622)	$37,720

Denominator:
Basic weighted average common shares outstanding	255,253	106,620	236,068	105,927
Weighted average common equivalent shares from assumed exercise of stock options and restricted stock units	4,520	—	—	—
Weighted average common equivalent shares from assumed conversion of convertible notes	25	2,906	—	3,230

Diluted weighted average common shares outstanding	259,798	109,526	236,068	109,157

Basic net income (loss) per common share	$0.22	$0.20	$(1.28)	$0.36

Diluted net income (loss) per common share	$0.22	$0.20	$(1.28)	$0.35

Diluted weighted average shares outstanding do not include options outstanding to purchase 2,701 common shares and 887 outstanding restricted stock units for the three months ended March 29, 2008, as their effect would have been anti-dilutive. Diluted weighted average shares outstanding do not include options outstanding to purchase 6,557 common shares and 93 outstanding restricted stock units as a result of the Company’s net loss position for the six months ended March 29, 2008, as their effect would have been anti-dilutive. Diluted net income per share for the three and six months ended March 29, 2008 excludes the effect on weighted average diluted common shares outstanding for the conversion of the Company’s convertible notes as such amounts would have been anti-dilutive. Diluted weighted average shares outstanding do not include options outstanding to purchase 1,336 and 1,294 common-equivalent shares for the three and six months ended March 31, 2007, respectively, as their effect would have been anti-dilutive. There was no convertible debt outstanding during the three or six months ended March 31, 2007.

(12)	Stock-based Compensation

During 2004, the FASB issued SFAS No. 123(R) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative.

The Company adopted SFAS No. 123(R) at the beginning of fiscal 2006 utilizing the “modified prospective” method. A “modified prospective” method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. As a result, the Company is recognizing compensation for the fair value of the unvested portion of option grants issued prior to the adoption of SFAS No. 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company has applied an estimated forfeiture rate of 6.78% and 9.4% in the three months ended March 29, 2008 and March 31, 2007, respectively, in determining the expense recorded in the Company’s consolidated statement of operations. The lower forfeiture rate is due to a change in the methodology the Company is using to calculate this rate as a result of the transformational merger with Cytyc.

The Company recorded stock-based compensation expense related to employee stock options of $2,294 and $8,682 during the three and six month periods ended March 29, 2008 and $1,275 and $2,431 during the three and six month periods ended March 31, 2007, respectively. The compensation expense, net of related tax effects, reduced basic earnings per share by $0.01 and had no impact on diluted earnings per share during the three month period ended March 29, 2008, and reduced both basic and diluted earnings per share by $0.02 during the six month period ended March 29, 2008. The compensation expense, net of related tax effects, reduced basic earnings per share by $0.01 during the three month period ended March 31, 2007 and reduced both basic and diluted earnings per share by $0.01during the six month period ended March 31, 2007.

Included in stock-based compensation expense for the six months ended March 29, 2008 was $2,662 as a result of the acceleration of vesting for certain outstanding Hologic stock options upon the close of the merger with Cytyc. The original terms of these employee stock options provided for acceleration of vesting upon a change of control.

Also included in stock-based compensation expense for the six months ended March 29, 2008 was $2,264 as a result of a modification of certain stock options that occurred upon entering into the Merger Agreement in May 2007 that provided for acceleration of vesting of the unvested options upon a termination as a result of a change of control, as well as, an extension of the period to exercise vested options from 90 days to December 31, 2009, which occurred upon the close of the merger with Cytyc.

The Company has also recorded $2,629 and $3,824 of stock-based compensation expense during the three and six months ended March 29, 2008, respectively, and $234 and $468 during the three and six months ended March 31, 2007, respectively, for the fair value of restricted stock units. As of March 29, 2008 there were 1,337 restricted stock units outstanding with a weighted average grant date fair value of $32.29.

Stock-based compensation expense for the six months ended March 29, 2008 for restricted stock units included $570 as a result of the acceleration of vesting for certain outstanding restricted stock units upon the close of the merger with Cytyc. The original terms of these restricted stock units provided for acceleration of vesting upon a change of control.

Effective with the adoption of SFAS No. 123(R), the Company has elected to use a binomial model to determine the weighted average fair value of options. The Company considers a number of factors to determine the fair value of options including the advice of an outside valuation advisor and the advisor’s model. The weighted average fair value of options granted during the three and six months ended March 29, 2008, under the binomial valuation method, were $10.09 and $10.38, respectively. The weighted average fair value of options granted during the three and six months ended March 31, 2007, under the binomial valuation method, was $12.51 and $12.46, respectively.

The weighted-average assumptions utilized to determine such values are indicated in the following table:

	Three months ended		Six months ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Risk-free interest rate	3.0%	5.0%	3.0% to 4.0%	5.0%
Expected volatility	37%	55%	37% to 38%	55%
Expected life (in years)	3.8	5.0	3.8 to 4.6	5.0
Dividend yield		—	—	—

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. In projecting expected stock price volatility, the Company considered both historical data and observable market prices of similar equity instruments. The Company estimated the expected life of stock options and stock option forfeitures based on historical experience.

The reduction in the assumption used for the expected life of the options from 5 years to 3.8 years for the second quarter of fiscal 2008 is due to a change in the contractual life of the options granted in the second quarter from 10 years to 7 years.

The following table summarizes all stock option activity under all of the Company’s equity incentive plans (the “Plans”), including those assumed in connection with its merger with Cytyc, during the six months ended March 29, 2008:

	Number of Shares	Per Share Exercise Price	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 29, 2007	5,721	$0.99 – 31.13	$9.77	$118,599
Cytyc options converted upon merger	16,465	0.29 – 30.99	16.10
Granted	3,211	8.23 – 35.26	30.74
Terminated	(131)	5.35 – 33.58	23.18
Exercised	(10,737)	1.25 – 30.99	15.19

Outstanding at March 29, 2008	14,529	0.29 – 35.26	17.46	165,020

Exercisable at March 29, 2008	10,919	$0.29 - 32.82	$13.43	$157,940

Vested and expected to vest at March 29, 2008 (1)	13,926

Available for grant at March 29, 2008	28,062

(1)	This represents the number of vested stock options as of March 29, 2008 plus the unvested outstanding options at March 29, 2008 expected to vest in the future, adjusted for estimated forfeitures.

The table below provides the range of exercise prices for options outstanding and options exercisable at March 29, 2008; however, the table excludes 1,337 of outstanding restricted stock units.

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$ 0.29 – 1.26	200	2.69	$1.20	200	$1.20
1.28 – 1.92	267	3.65	1.80	267	1.80
1.93 – 2.57	804	4.21	2.43	804	2.43
2.63 – 3.56	967	5.47	3.52	967	3.52
3.57 – 5.09	861	2.74	4.90	826	4.91
5.10 – 8.23	733	2.76	7.79	704	7.85
8.25 – 10.95	307	5.17	9.45	234	9.48
11.05 – 16.32	2,462	5.33	14.52	2,417	14.54
16.33 – 23.90	4,235	5.96	19.74	3,788	19.47
23.91 – 35.26	3,693	7.89	31.25	712	27.85

$ 0.29 – 35.26	14,529	5.76	$17.46	10,919	$13.43

As of March 29, 2008, there was $32,206 of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 4.1 years.

A summary of the status of the Company’s restricted stock units, the Company’s only non-vested shares, as of March 29, 2008, and changes during the six months ended March 29, 2008, is presented below:

Non-vested Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Non-vested at September 29, 2007	168	$23.53
Granted	1,222	33.26
Vested	(37)	24.15
Forfeited	(16)	33.23

Non-vested at March 29, 2008	1,337	$32.29

As of March 29, 2008, there was $31,780 of total unrecognized compensation cost related to non-vested shares granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

(13)	Equity Incentive and Employee Stock Purchase Plans

Equity Incentive Plan

At the Company’s March 11, 2008 Annual Meeting of Stockholders, the Company’s 2008 Equity Incentive Plan (the “2008 Equity Plan”) was approved. In connection with this approval, the Company’s Second Amended and Restated Equity Incentive Plan was terminated. The purpose of the 2008 Equity Plan is to provide stock options, stock issuances and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company and its Parents and Subsidiaries, and any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company. The 2008 Plan is administered by the Board of Directors of the Company, and a total of 20,000 shares were reserved for issuance under this Plan.

Employee Stock Purchase Plan

At the Company’s March 11, 2008 Annual Meeting of Stockholders, the Company’s 2008 Employee Stock Purchase Plan (the “ESP Plan”) was approved. The plan meets the criteria set forth in SFAS No. 123(R)’s definition of a non-compensatory plan and will, therefore, not give rise to recognizable compensation expense. Employees who have completed three consecutive months, or two years, whether or not consecutive, of employment with the Company or any of its participating subsidiaries are eligible to participate in the ESP Plan. The ESP Plan allows participants to purchase common stock of the Company at 95% of the fair market value, as defined. A total of 400 shares may be issued under the ESP Plan; however no shares have been issued to date.

(14)	Comprehensive Income (Loss)

The Company’s items of other comprehensive income (loss) relate to deferred tax on minimum pension liability and foreign currency translation adjustments, and are presented separately on the balance sheet as required.

A reconciliation of comprehensive income (loss) is as follows:

	Three months ended		Six months ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net income (loss) as reported	$55,986	$21,634	$(302,622)	$37,720
Foreign currency translation adjustment	3,770	306	5,370	974

Deferred tax on minimum pension liability	(965)	—	(965)	—

Comprehensive income (loss)	$58,791	$21,940	$(298,217)	$38,694

(15)	Business Segments and Geographic Information

As a result of the Cytyc merger, the Company reassessed its segment reporting based on the operating and reporting structure of the combined company. Beginning in fiscal 2008, the Company combined its previously reported Other business segment with its Breast Health (formerly Mammography/Breast Care) and Skeletal Health (formerly Osteoporosis) segments, to better reflect how the Company views its operations and manages its business. The Company’s Other business segment previously included AEG, mini C-arm, extremity MRI, conventional general radiography service and digital general radiography systems businesses. The AEG business is now part of Breast Health while the remaining reporting units are part of Skeletal Health.

In addition, the Company is reporting two new operating segments: Diagnostics and GYN Surgical. Diagnostics includes the ThinPrep Products and the FullTerm® Fetal Fibronectin test, acquired as part of Cytyc’s purchase of Adeza Biomedical Corporation in March 2007 and GYN Surgical includes the NovaSure system and the Adiana TCS system under development. The MammoSite® Radiation Therapy system, previously part of Cytyc’s surgical reporting segment which is a single-use device for the treatment of early-stage breast cancer, is now part of the Company’s Breast Health segment.

As a result of these changes, the Company now reports its business as four segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. Identifiable assets for the four principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other identifiable assets as corporate assets. Intersegment sales and transfers are not significant. Segment information for the three and six months ended March 29, 2008 and March 31, 2007 is as follows:

	Three months ended		Six months ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Total revenues–
Breast Health	$223,348	$158,026	$420,310	$295,590
Diagnostics	124,435	—	224,746	—
GYN Surgical	55,220	—	105,106	—
Skeletal Health	28,045	23,060	52,332	48,709

	$431,048	$181,086	$802,494	$344,299

Operating income(loss)–
Breast Health	$58,292	$34,441	$100,954	$59,015
Diagnostics	36,811	—	(45,160)	—
GYN Surgical	10,962	—	(271,900)	—
Skeletal Health	46	363	(566)	2,307

	$106,111	$34,804	$(216,672)	$61,322

Depreciation and amortization–
Breast Health	$10,345	$6,436	$19,746	$13,715
Diagnostics	24,558	—	44,866	—
GYN Surgical	8,900	—	14,365	—
Skeletal Health	1,501	983	2,890	1,935

	$45,304	$7,419	$81,867	$15,650

Capital expenditures–
Breast Health	$4,557	$2,011	$9,434	$5,991
Diagnostics	2,041	—	5,136	—
GYN Surgical	6,484	—	9,040	—
Skeletal Health	3,531	1,284	5,448	3,235

	$16,613	$3,295	$29,058	$9,226

	March 29, 2008	September 29, 2007
Identifiable assets–
Breast Health	$1,198,948	$718,155
Diagnostics	3,387,383	—
GYN Surgical	2,606,207	—
Skeletal Health	27,134	29,531
Corporate	570,810	318,663

	$7,790,482	$1,066,349

There were no customers with balances greater than 10% of accounts receivable as of March 29, 2008 or September 29, 2007, nor any customer that represented greater than 10% of product revenues during the three and six months ended March 29, 2008 and March 31, 2007.

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America, during the three and six months ended March 29, 2008 totaled approximately $80,144 and $147,740, respectively, and for the three and six months ended March 31, 2007 totaled approximately $40,413 and $79,007, respectively.

Products sold by the Company internationally are manufactured at domestic and international manufacturing locations such as Costa Rica, where much of the GYN Surgical products are currently being manufactured and developed.

Transfers between the Company and its subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

There were no intersegment revenues during the three or six months ended March 29, 2008.

Export product sales as a percentage of total product sales were as follows:

	Three months ended		Six months ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Europe	13%	15%	13%	16%
Asia	4%	7%	4%	6%
All others	4%	4%	3%	5%

	21%	26%	20%	27%

(16)	Litigation and Other Matters

In March 2005, the Company was served with a Complaint filed on November 12, 2004, by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that the Company’s HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff is seeking to preliminarily and permanently enjoin the Company from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, the Company filed an Answer and Counterclaims in response to the complaint in which it denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. On March 2, 2007 the Court granted summary judgment in the Company’s favor, holding that the patent-in-suit is invalid, and dismissed Oleg Sokolov’s complaint, thus leaving in the case only the Company’s counterclaims against Oleg Sokolov. In a related matter, the United States Patent and Trademark Office decided in December 2005 to re-examine the validity of Sokolov’s patent, and this case has been stayed pending completion of this process. The Company does not believe that it infringes any valid or enforceable patents of the plaintiff. However, while the Company intends to vigorously defend its interests, ongoing litigation can be costly and time consuming, and the Company cannot guarantee that it will prevail. On October 28, 1998, the plaintiff had previously sued Lorad, asserting, among other things, that Lorad had misappropriated the plaintiff’s trade secrets relating to the HTC Grid. This previous case was dismissed on August 28, 2000. The dismissal was affirmed by the Appellate Court of the State of Connecticut, and the United States Supreme Court refused to grant Certiorari. Following the dismissal, Sokolov threatened to file further claims related to the matter, and as a result, the Company entered into mediation and believes it reached a tentative oral settlement which is expected to be finalized by a written release and settlement agreement. On April 23, 2008, the parties entered into a settlement agreement whereby Hologic paid Sokolov a nominal sum and the parties dismissed all claims against each other.

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

On January 8, 2008, the Company filed a suit against SenoRx in the United States District Court for the District of Northern California for infringement of U.S. Patent Nos. 5,913,813, 6,413,204, and 6,482,142. The complaint seeks to enjoin SenoRx from infringing the patents, recovery of damages and costs and seeks a finding of willful infringement. On February 6, 2008 the Company filed a motion for preliminary injunction seeking to enjoin further sales of the SenoRx Contura device. A hearing on the motion was held on April 21, 2008. On April 25, 2008 the judge issued an order denying the motion but ordered the parties to schedule a trial in 60-90 days from the date of the order. Given the stage of the litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

On January 9, 2008, Tissue Extraction Devices, LLC filed a complaint against the Company and Suros in the United States District Court for the Northern District of Illinois, alleging infringement of US Patent No. 7,316,726 by certain of the ATEC biopsy systems manufactured and sold by Suros. The complaint seeks to enjoin Hologic and Suros from infringing the patents as well as the recovery of damages and costs resulting from the alleged infringement. Given the early stage of the litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

The Company is a party to various other legal proceedings arising out of the ordinary course of our business. The Company believes that there are no other proceedings pending against it which, if determined adversely, would have a material adverse effect on its financial condition or results of operations.

(17)	Income Taxes

The Company’s effective tax rates for the three and six months ended March 29, 2008 were 36.0% and (14.3)%, respectively. The Company’s effective tax rates for the three and six months ended March 31, 2007 was 37%. For the six months ended March 29, 2008, the effective tax rate was reduced primarily due to the acquired in-process research and development charge related to the Cytyc merger. As of March 29, 2008 the Company has recorded a net deferred tax liability of approximately $909,000. This liability is net of certain deferred tax assets. Management’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company combined with tax planning strategies available to the Company will provide sufficient taxable income to realize recorded tax assets. Such tax strategies include estimates and involve judgment. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable. The Company’s net deferred tax liability increased $883,000 in the six months ended March 29, 2008 primarily due to the increase of intangible assets as a result of the Cytyc merger, for which the related amortization is not deductible for tax purposes.

On September 30, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. As a result of its adoption of FIN No. 48, the Company has recorded the cumulative effect of the change in accounting principle of $480 as a decrease to opening retained earnings.

The Company had gross unrecognized tax benefits of approximately $6,300 as of September 30, 2007. Of this amount, $4,100 represents the amount of unrecognized tax benefits as of September 30, 2007 that, if recognized, would result in a reduction of the Company’s effective tax rate. At December 29, 2007 the Company had $20,300 of gross unrecognized tax benefits, $4,200 of which, if recognized, would result in the reduction of the Company’s effective tax rate. The increase in unrecognized tax benefits at December 29, 2007 is primarily due to the merger with Cytyc. It is reasonably possible that the Company will recognize $2,000 of unrecognized tax benefits reported on previously filed returns due to expiration of statute of limitations in the next 12 months. There were no significant changes during the second quarter ended March 29, 2008.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as part of income tax expense in its consolidated statements of operations. As of September 30, 2007, accrued interest was approximately $100, net of federal benefit. As of March 29, 2008, no penalties have been accrued.

The Company and its subsidiaries are subject to United States federal income tax, as well as income tax of multiple state income and foreign jurisdictions. The current tax returns are open for audit through fiscal 2012.

(18)	Product Warranties

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

Product warranty activity for the six months ended March 29, 2008 and March 31, 2007 is as follows:

	Balance at beginning of period	Accruals for warranties provided during the period	Accruals for warranties acquired during the period	Write- offs/payments	Balance at end of period
Six Months Ended:
March 29, 2008	$12,087	$5,551	$591	$(5,628)	$12,601
March 31, 2007	$8,987	$4,780	$—	$(3,189)	$10,578

(19)	Restructuring Accrual

As a result of the Cytyc merger, the Company assumed previous Cytyc management approved restructuring plans designed to reduce future operating expenses by consolidating its Mountain View, California operations into its existing operations in Costa Rica and Massachusetts as well as restructuring plans relating to it’s acquisitions of Adeza and Adiana Inc. during March 2007. In connection with these plans, the Company assumed a total liability of approximately $4,658. During the six months ended March 29, 2008, the Company did not incur any additional restructuring costs related to retention costs for employees. Any additional severance and/or retention costs related to these restructurings would be an adjustment to goodwill.

Additionally, the Company recorded a liability of approximately $2,800 in accordance with EITF 95-3, primarily related to termination of certain employees related to minimum inventory purchase commitments and other contractual obligations for which business activities have been discontinued.

Changes in the restructuring accrual for the six months ended March 29, 2008 were as follows:

	Six Months Ended March 29, 2008
	Other	Termination Benefits
Balance acquired, October 22, 2007	$—	$4,658
Provided for under EITF 95-3	1,872	956
Adjustments	25	(703)
Payments	(387)	(2,988)

Ending balance	$1,510	$1,923

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

(20)	Related Party Transactions

In May 2006, the Company entered into retention and severance agreements with certain executives that provide for retention payments in cash totaling $3,000 if these executives remain employed with the Company through December 31, 2008 (the “Retention Date”). The Company has determined that it is probable that these amounts will be paid and, therefore, is accruing these amounts ratably through the Retention Date. In addition, in connection with the retention and severance agreement, these executives were awarded 108 restricted stock units with an aggregate value of $2,500. These restricted stock units cliff vest on the Retention Date. These shares are excluded from the computation of basic earnings per share until the shares vest because the employee is not entitled to the reward of stock ownership. The Company is recording the $2,500 of stock-based compensation over the vesting period of the restricted stock units. As a result, the Company recorded stock-based compensation expense of $234 and $468 during the three and six months ended March 29, 2008, respectively, and $234 and $468 during the three and six months ended March 31, 2007, respectively. The retention and severance agreements also provide these executives with certain cash payments and continuation of benefits, as defined, in the event of termination without cause.

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

On October 22, 2007, the Company entered into retention and severance agreements with certain executives of the Company. The Company has determined that it is probable that these amounts will be paid and, therefore, is accruing these amounts ratably over the applicable retention period. In addition, these executives were awarded 76 restricted stock units with an aggregate value of $2,500. The restricted stock units cliff vest at the end of the applicable retention period. The Company is recording the $2,500 of stock-based compensation over the vesting period of the restricted stock units. As a result, the Company recorded stock-based compensation expense of $272 and $471 during the three and six months ended March 29, 2008, respectively.

(21)	Supplemental Executive Retirement Plan

Effective March 15, 2006, the Company adopted a SERP, to provide non-qualified retirement benefits to a select group of executive officers, senior management and highly compensated employees of the Company. Eligible employees may elect to contribute up to 75% of their annual base salary and 100% of their annual bonus to the SERP. In addition, the Company may elect to make annual discretionary contributions on behalf of participants in the SERP. Each Company contribution is subject to a three year vesting schedule, such that each contribution is one third vested each year and is fully vested three years after the contribution is made. The Company contributions become fully vested upon death or disability of the participant or a change in control of the Company, as defined. Voluntary contributions made by the participant are 100% vested. All voluntary contributions have been recorded as a component of accrued expenses in the accompanying consolidated balance sheets.

Upon enrollment into the SERP, employees make investment elections for both their voluntary contributions and discretionary contributions, if any, made by the Company. Earnings and losses on contributions based on these investment elections are recorded as a component of compensation expense in the period earned.

On both October 30, 2006 and October 22, 2007, the Compensation Committee of the Board of Directors approved a $1,500 discretionary cash contribution to the SERP for each year respectively. Discretionary contributions by the Company to the SERP are held in a Rabbi Trust. The Company is recording compensation expense for the SERP discretionary contribution ratably over the three-year vesting period, which totaled $456 and $204 in the six months ended March 29, 2008 and March 31, 2007, respectively. The full amount of the discretionary contribution has been recorded as a component of accrued expenses in the accompanying Consolidated Balance Sheets. The unvested portion of the contribution of $910 and $953 are classified in prepaid expenses and other current assets and other long-term assets, respectively, in the accompanying Consolidated Balance Sheets.

The Company has purchased Company-owned group life insurance contracts, in which both voluntary and discretionary Company SERP contributions are invested to fund payment of the Company and employees contributed amounts and related earnings, in the amount of $6,402 which approximates the total of employee voluntary contributions into the plan and the Company’s cash portion of its discretionary contribution. The values of these life insurance contracts have been recorded as a component of other long-term assets in the accompanying Consolidated Balance Sheet. Changes in the cash surrender value of life insurance contracts are recorded as a component of other (expense), net in the accompanying Consolidated Statement of Operations.

(22)	Goodwill and Intangible Assets

Consistent with prior years, the Company conducted its annual impairment test of goodwill for its historical reporting units during the second quarter of fiscal 2008 (the Company’s historical reporting units include Mammography, R2, Suros and AEG). For the goodwill allocated to new reporting units as a result of the acquisition of Cytyc, the Company has selected the first day of its fourth quarter of the fiscal year as its annual impairment test of goodwill date. In performing the test, the Company utilizes the two-step approach prescribed under SFAS No. 142, Goodwill and Other Intangible Assets. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. The Company considered a number of factors to determine the fair value of a reporting unit, including an independent valuation, to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales or offerings of similar companies. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. Since the adoption of statement No. 142, the Company has not performed the second step of the impairment test because the fair value of each reporting unit has exceeded its respective carrying value.

The estimate of fair value requires significant judgment. Any loss resulting from an impairment test would be reflected in operating income (loss) in the Company’s Consolidated Statement of Operations. The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

Subsequent to the Cytyc merger, the Company decided to discontinue the development of Cytyc’s Helica product. The Company will not realize any future cash flows from this product. The Company’s intangible asset valuation for Cytyc included approximately $2,900 related to customer relationships for Helica. As a result of the Helica product discontinuation, the Company recorded an impairment charge, as a component of its GYN Surgical segment, of $2,900 in the first quarter of fiscal 2008.

During the quarter ended March 29, 2008, the Company reallocated its segment allocation of goodwill to reflect expected revenue synergies in its historical reporting segments. Accordingly, the Company recorded an increase in goodwill allocated to its Breast Health and Skeletal Health segments in the amount of $506,800 and $7,600, respectively. The preliminary allocation of goodwill by reporting segment consists of the following:

Reporting Segment	Balance as of March 29, 2008	Balance as of September 29, 2007
Breast Health	$913,799	$406,950
Diagnostics	1,244,776	—
GYN Surgical	2,028,624	—
Skeletal Health	8,244	578

	$4,195,443	$407,528

Intangible assets consist of the following:

Reporting Segment	Description	Weighted Average Estimated Useful Life (in years)	As of March 29, 2008		As of September 29, 2007
			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Breast Health	Developed Technology	11.74	$304,897	$29,009	$132,257	$19,625
	Customer Relationship	11.52	69,393	10,491	55,692	6,303
	Trade Name	10.34	12,400	1,432	12,350	929
	Order Backlog	0.00	800	800	800	800
	Patents	6.94	1,601	640	1,273	636
Diagnostics	Developed Technology	15.00	981,800	25,794	—	—
	Customer Relationship	15.00	225,100	3,707	—	—
	Trade Name	25.98	78,400	2,626	—	—
GYN Surgical	Developed Technology	15.00	767,300	9,874	—	—
	Customer Relationship	15.00	189,100	32	—	—
	Trade Name	25.97	56,200	1,392	—	—
Skeletal Health	Patents	11.66	7,091	6,851	7,066	6,784

	Totals		$2,694,082	$92,648	$209,438	$35,077

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

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Remainder of Fiscal 2008	$60,860
Fiscal 2009	187,205
Fiscal 2010	207,683
Fiscal 2011	212,536
Fiscal 2012	214,311
Fiscal 2013	205,250

(23)	Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is not permitted. Therefore, the Company will adopt SFAS No. 157 in fiscal 2009, which commences on September 28, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur. SFAS No. 159 also establishes additional disclosure requirements for these items stated at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is the Company’s 2009 fiscal year, with early adoption permitted, provided that the Company also adopts SFAS No. 157. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 states that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. EITF Issue No. 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The consensus may not be applied to earlier periods. Early adoption of the provisions is not permitted. The Company’s historical policy has been to capitalize upfront nonrefundable advance payments related to research and development activities and expense these amounts as the goods are delivered or services rendered. Therefore, the adoption of this consensus should not have any impact on its consolidated financial statements.

In August 2007, the FASB issued Proposed FASB Staff Position (“FSP”) APB Opinion No. 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. The liability and equity components of convertible debt instruments within the scope of this FSP must be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP must be applied retrospectively to all periods presented. For convertible debt instruments that were modified after their original issuance date to provide for cash settlement upon conversion in a modification transaction that was not accounted for as an extinguishment, this FSP must be applied retrospectively to the modification date. The Company is currently evaluating the impact that the adoption of APB Opinion No. 14-a will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination to be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally to affect income tax expense. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Early adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Early adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS No. 161 requires increased qualitative, quantitative, and credit-risk disclosures, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company is required to adopt SFAS No. 161 effective for the quarter ending March 31, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 161 will have on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142. The FSP amends paragraph 11(d) of SFAS No. 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset.

The FSP also requires the following incremental disclosures for renewable intangible assets:

•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class

•	The entity’s accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible asset

•	For intangible asset renewed or extended during the period:

•	For entities that capitalize renewal or extension costs, the costs incurred to review or extend the asset, for each major intangible asset class

•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class

The FSP is effective for financial statements for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, the FSP would not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date (January 1, 2009 for a calendar year company). However, the incremental disclosure requirements described above would apply to all intangible assets, including those recognized in periods prior to the effective date of the FSP. The Company is currently evaluating the impact that the adoption of this FSP will have on its consolidated financial statements.

(24)	Subsequent Event

On April 2, 2008, the Company entered into an Amended and Restated Rights Agreement (the “Amended and Restated Rights Agreement”) between the Company and American Stock Transfer & Trust Company as Rights Agent (the “Rights Agent”). The Amended and Restated Rights Agreement amends and restates the Company’s rights agreement, dated as of September 17, 2002, as amended on May 21, 2007, between the Company and the Rights Agent.

On April 2, 2008, the Company effected a two-for-one stock split in the form of a stock dividend to stockholders as of March 21, 2008. Pursuant to the Amended and Restated Rights Agreement, the Company amended the terms of the rights issued and issuable under the agreement (“Rights”), effective as of April 3, 2008 (after the stock dividend), to reset the Rights such that each share of Common Stock is entitled to receive one Right, to retain the purchase price of each Right at $60 per Right, and to provide that each Right will entitle the holder to purchase one twenty-five thousandth of a share of Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”). Conforming changes have also been made to the Company’s certificate of designation for the Series A Preferred Stock to provide that each share of Series A Preferred Stock carries 25,000 times the dividend, liquidation and voting rights of the Company’s Common Stock. Other modifications have also been made in the Amended and Restated Rights Agreement to update the agreement for certain developments, including the recent amendments to the Company’s by-laws permitting stockholders to hold and transfer shares of the Company’s capital stock in book entry form. The expiration date of the Rights has remained unchanged at January 1, 2013.

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

Our business and prospects were significantly altered upon completion of our merger with Cytyc Corporation (“Cytyc”) on October 22, 2007. In the last two years, we and Cytyc have also acquired a number of businesses including BioLucent LLC (“BioLucent”), Adeza Biomedical Corporation (“Adeza”), Adiana, Inc. (“Adiana”), AEG Elektrofotografie (“AEG”), R2™ Technologies (“R2”) and Suros® Surgical Systems (“Suros”). Risks and uncertainties relating to the Cytyc merger and these additional acquisitions could cause actual results to materially differ from those contemplated by the forward-looking statements including, without limitation:

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

•	the ability and time it may take to achieve the expected synergies from our acquisitions;

•	the risk that we may incur unexpected costs or liabilities in connection with an acquisition;

•	the ability to retain and motivate key employees;

•	the ability to integrate the financial reporting systems and internal controls over financial reporting of the combined companies;

•	the risk that the combined companies may be adversely affected by future legislative, regulatory, or tax changes as well as other economic, business and/or competitive factors;

•	risks associated with international operations of the acquired businesses.

Other risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	the importance of third party reimbursement policies to support the sales and market acceptance of our products;

•	risks associated with the continued market acceptance of our products, as well as the limited number of customers for our ThinPrep® system;

•

manufacturing risks that may limit our ability to increase commercial production of our Selenia systems and other of our digital products, including our reliance on a single or a limited number of suppliers for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of direct radiography products in general;

•	uncertainties inherent in the development of new products and the enhancement of existing products, including technical and regulatory risks, cost overruns and delays;

•	the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated;

•	the ability of our sales force to successfully service our product offerings;

•	our ability to predict accurately the demand for our products, and products under development;

•	our ability to successfully manage our international operations, including fluctuations in exchange rates;

•	our ability to develop strategies to address our markets successfully and the risk that the markets for our products may not develop or continue as expected;

•	the early stage of market development for certain of our products;

•	expenses and uncertainties relating to litigation, product liability and the infringement upon intellectual property rights of others;

•	technical innovations that could render products marketed or under development by us obsolete and our ability to protect our proprietary technologies;

•	competition;

•	general worldwide economic conditions and related uncertainties; future legislative, regulatory or tax changes as well as other economic, business and/or competitive factors.

Other factors that could adversely affect our business and prospects are described in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended September 29, 2007 and in Part II, Item 1A of this report. The risks included above and in such reports are not exhaustive. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such forward-looking statement is based.

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

Our breast health products include a broad portfolio of breast imaging and related products, including digital and film-based mammography systems, computer-aided detection (“CAD”), breast biopsy guidance systems, minimally invasive breast biopsy and tissue extraction devices, breast cushioning pads, accelerated partial breast radiation therapy devices and our photoconductor coating business, an ancillary business that we acquired as part of our acquisition of AEG Elektrofotografie GmbH. Our skeletal health products primarily consist of dual-energy X-ray bone densitometry systems, an ultrasound-based osteoporosis assessment product, our fluoroscopic mini C-arm imaging products and line of extremity Magnetic Resonance Imaging (“MRI”) systems that are manufactured by Esaote, our original equipment manufacturer.

Cytyc’s product offerings have historically been divided between diagnostics and surgical. Cytyc’s core diagnostics are the ThinPrep System, which is primarily used in cytology testing applications, such as cervical cancer screening, and the Full Term Fetal Fibronectin Test, which offers clinical and cost benefits for the assessment of the risk of pre-term birth. Cytyc’s core surgical products include the NovaSure System, which enables physicians to treat women suffering from menorrhagia or excessive uterine bleeding with a minimally invasive endometrial ablation procedure, and the Adiana Transcervical Sterilization (TCS) system, which is a form of permanent female contraception intended as an alternative to tubal ligation currently under review by the FDA. The MammoSite Radiation Therapy System, which is a single-use device for the treatment of early-stage breast cancer, is now part of our breast health products.

On April 2, 2008, we effected a two-for-one stock split in the form of a stock dividend. The stock split has been retroactively reflected in the Management Discussion and Analysis of Financial Condition and Results of Operation section of this report.

CYTYC BUSINESS COMBINATION

On October 22, 2007, we completed our business combination with Cytyc, pursuant to which Cytyc became our wholly-owned subsidiary. Under the terms of the merger agreement for that transaction, Cytyc shareholders received 1.04 shares of our common stock and $16.50 in cash for each share of Cytyc common stock held by them. We estimate the aggregate consideration we paid for Cytyc, including liabilities that we assumed in connection with that transaction, to be approximately $6.2 billion. This estimate includes:

•

merger consideration paid to the former Cytyc stockholders of $5.8 billion, consisting of approximately $2.1 billion in cash and approximately 132.0 million shares of our common stock with an estimated fair value of approximately $3.7 billion;

•	16.4 million of fully vested stock options issued upon conversion of Cytyc stock options with an estimated fair value of approximately $241.4 million;

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

Our business combination with Cytyc was accounted for using the purchase method of accounting. In accordance with SFAS No. 141, we were considered to be the acquirer of Cytyc for accounting purposes. This means that the total purchase price is allocated to the assets acquired and liabilities assumed from Cytyc based on our estimate of their fair values as of the date of the completion of the business combination, and any excess of purchase price over those fair values is recorded as goodwill. Our reported financial condition and results of operations issued for the three and six months ended March 29, 2008, reflect the fair value of acquired tangible and intangible assets and liabilities assumed and results of operations after completion of the business combination, and are not restated retroactively to reflect the historical financial position or results of operations of Cytyc. Our results of operations also reflect purchase accounting adjustments, such as the write-off of acquired research and development, increased amortization and other expense for the acquired tangible and intangible assets of Cytyc, and the interest on the funds we borrowed to complete the business combination. More detailed information concerning our preliminary estimates of the fair value of assets acquired and liabilities assumed in our business combination with Cytyc, as well as supplemental pro-forma information relating to that transaction, is set forth in Note 4(a) to our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, amortization periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, pension liabilities, contingent liabilities, and recoverability of our net deferred tax assets and related valuation allowance. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2007 and in Item 1A in Part II of this report.

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

We used the income approach to value the existing technology and marketing based intangibles. This approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset, and then discounted based on an appropriate discount rate. The discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as Cytyc’s weighted average cost of capital based on the capital asset pricing model.

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

On January 16, 2008, we entered into a definitive agreement to sell our rights to Gestiva, a drug being developed to be used in the prevention of preterm birth in pregnant women with a history of spontaneous preterm birth, to K-V Pharmaceutical Company. The purchase price to be paid to us as a result of the transaction is $82.0 million in cash, $7.5 million of which was paid on February 21, 2008 and the balance of which is payable upon final approval by the FDA of a Gestiva New Drug Application (“NDA”) and the production of a quantity of Gestiva suitable to enable the commercial launch of the product. We have agreed to continue our efforts to obtain FDA approval of the NDA for Gestiva as part of this arrangement, for which we will be reimbursed by K-V Pharmaceuticals. We have allocated $53.4 million to acquired in-process research for this product as part of the initial purchase price allocation.

Subsequent to the Cytyc merger, we decided to discontinue the development of Cytyc’s Helica Thermal Coagulator System product. We will not incur any further costs or realize any future cash flows from this product.

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

The successful development of new products and product enhancements is subject to numerous risks and uncertainties, both known and unknown, including, unanticipated delays, access to capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products and enhancements, including, for example changes requested by the FDA in connection with PMA or NDA applications for products or 510(k) notification. Given the uncertainties inherent with product development and introduction, we cannot provide assurance that any of our product development efforts will be successful on a timely basis or within budget, if at all. Our failure to develop new products and product enhancements on a timely basis or within budget could harm our results of operations and financial condition.

Goodwill

Our preliminary purchase price allocation for Cytyc has resulted in goodwill of approximately $3.8 billion. The factors contributing to the recognition of this amount of goodwill are based upon several strategic and synergistic benefits that are expected to be realized from the combination. These benefits include the expectation that our complementary products and technologies will create a leading women’s healthcare company with an enhanced presence in hospitals, private practices and healthcare organizations. We also expect to realize substantial synergies through the use of Cytyc’s OB/GYN and breast surgeon sales channel to cross-sell our existing and future products. Our business combination with Cytyc provides us broader channel coverage within the United States and expanded geographic reach internationally, as well as increased scale and scope for further expanding operations through product development and complementary strategic transactions.

RESULTS OF OPERATIONS

Our results of operations for the first six months of fiscal 2008 include the results of Cytyc’s operations for the ten week period in the first quarter, following the completion of our business combination with Cytyc on October 22, 2007, and for the full thirteen week period in the second quarter. Cytyc’s results of operations are not included in our comparative three and six months of fiscal 2007.

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

In addition, we are reporting two new operating segments: Diagnostics and GYN Surgical. Diagnostics includes the ThinPrep Products and the FullTerm Fetal Fibronectin test, acquired as part of Cytyc’s purchase of Adeza in March 2007, and GYN Surgical includes the NovaSure system and the Adiana TCS system under development. The MammoSite Radiation Therapy system, previously part of Cytyc’s surgical reporting segment, which is a single-use device for the treatment of early-stage breast cancer, is now part of our Breast Health segment.

We now report our business as four segments; Breast Health, Diagnostics, GYN Surgical and Skeletal Health. Prior periods have been restated to conform to this presentation.

All dollar amounts in tables are presented in thousands.

Product Sales.

	Three Months Ended						Six Months Ended
	March 29, 2008		March 31, 2007		Change		March 29, 2008		March 31, 2007		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Breast Health	$192,425	45%	$139,162	77%	$53,263	38%	$362,924	45%	$260,459	76%	$102,465	39%
Diagnostics	$121,900	27%	$—	—%	$121,900	—%	$220,061	27%	$—	—%	$220,061	—%
GYN Surgical	$54,782	13%	$—	—%	$54,782	—%	$104,250	13%	$—	—%	$104,250	—%
Skeletal Health	$20,529	5%	$15,529	8%	$5,000	32%	$37,191	5%	$33,852	10%	$3,339	10%

	$389,636	90%	$154,691	85%	$234,945	152%	$724,426	90%	$294,311	86%	$430,115	146%

In the current three and six month periods, our product sales increased 152% and 146% compared to the corresponding periods in the prior year, primarily due to the additional revenues from Cytyc’s Diagnostics segment of approximately $121.9 million and $220.1 million, respectively; Cytyc’s GYN Surgical segment of approximately $54.8 million and $104.3 million, respectively; and an increase in revenues from our Breast Health products of approximately $53.3 million and $102.5 million, respectively.

Breast Health product sales increased 38% in the current quarter compared to the corresponding period in the prior year, primarily due to a $27.8 million increase in worldwide digital mammography system sales, the addition of $9.5 million of product sales of the MammoSite Radiation Therapy System, a $6.8 million increase in breast biopsy device sales from Suros and the addition of $5.2 million of product sales of the MammoPad breast cushion. The MammoSite system was acquired in connection with our business combination with Cytyc in October 2007 and the MammoPad was acquired by us in connection with our BioLucent acquisition in September 2007. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems and related components sold, including our R2 CAD software. In the current quarter we sold 418 digital mammography systems compared to 282 systems in the second quarter of fiscal 2007. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general.

For the current six month period Breast Health product sales increased 39% compared to the corresponding period in the prior year, primarily due to a $59.3 million increase in worldwide digital mammography system sales, the addition of $17.2 million of product sales of the MammoSite Radiation Therapy System, a $12.3 million increase in breast biopsy device sales from Suros and the addition of $11.0 million of product sales of the MammoPad cushion. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems and related components sold, including our R2 CAD software. In the current six month period we sold 802 digital mammography systems compared to 510 systems in the first six months of fiscal 2007. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general.

Diagnostics product sales were $121.9 million and $220.1 million in the three and six month periods ended March 29, 2008, respectively, due to the inclusion of Cytyc results for the ten week period following our business combination in the first quarter and for the full thirteen week period in the second quarter. These sales include our ThinPrep and FullTerm products.

GYN Surgical product sales were $54.8 million and $104.3 million in the three and six month periods ended March 29, 2008, respectively, due to the inclusion of Cytyc results for the ten week period following our business combination in the first quarter and for the full thirteen week period in the second quarter. These sales include our NovaSure system.

Skeletal Health product sales increased 32% in the current quarter compared to the second quarter of fiscal 2007, primarily due to a $4.2 million increase in mini C-arm sales and a $1.5 million increase in bone densitometry product sales partially offset by a $0.6 million decrease in extremity MRI sales. The increase in mini C-arm sales was primarily due to an increase in the number of units sold worldwide and, to a lesser extent, an increase in the average selling prices related to the commercialization of a new and enhanced product version. The increase in densitometry sales was due to an increase in the number of bone densitometry systems sold worldwide, partially offset by a decrease in the average selling prices. The decrease in extremity MRI sales was due to a decrease in the number of systems sold.

For the current six month period, Skeletal Health product sales increased 10% compared to the corresponding period in the prior year, primarily due to a $7.1 million increase in mini C-arm sales worldwide partially offset by a $2.1 million decrease in bone densitometry product sales in the United States and a $1.7 million decrease in extremity MRI sales. The increase in mini C-arm sales was primarily due to an increase in the number of units sold and, to a lesser extent, an increase in the average selling prices related to the commercialization of a new and enhanced product version. The decrease in densitometry sales was due to a reduction in the number of bone densitometry systems sold and a slight decrease in the average selling prices. The decrease in extremity MRI sales was due to a decrease in the number of systems sold. We believe the decrease in our domestic osteoporosis assessment unit sales reflected a decline in market conditions due to a reduction in reimbursement for osteoporosis assessment exams.

In the first six months of fiscal 2008, approximately 80% of product sales were generated in the United States, 13% in Europe, 4% in Asia, and 3% in other international markets. In the first six months of fiscal 2007, approximately 73% of product sales were generated in the United States, 16% in Europe, 6% in Asia, and 5% in other international markets. The increase in the percentage of product sales generated in the United States in fiscal 2008 is primarily due to the additional product sales from Cytyc, which had a higher percentage of its product sales from the United States than our historical businesses.

Service and Other Revenue.

	Three Months Ended						Six Months Ended
	March 29, 2008		March 31, 2007		Change		March 29, 2008		March 31, 2007		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenue	$41,412	10%	$26,395	15%	$15,017	57%	$78,068	10%	$49,988	15%	$28,080	56%

Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 57% and 56% in the current three and six month periods, respectively, compared to the corresponding periods of the prior year. The increase in service and other revenue in the three and six month periods were primarily due to an increase in service revenues of $12.1 million and $22.3 million, respectively, in our Breast Health segment, primarily due to an increase in service contract revenues, and the inclusion of service revenue of $2.5 million and $4.7 million, respectively, from the Diagnostics segment, as a result of the inclusion of Cytyc results for the ten week period following our business combination in the first quarter and for the full thirteen week period in the second quarter. We believe that the increase in our Breast Health service and other revenue reflects the continued growth in our installed base of systems and detectors.

Costs of Product Sales.

	Three Months Ended						Six Months Ended
	March 29, 2008		March 31, 2007		Change		March 29, 2008		March 31, 2007		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Sales	$113,546	29%	$64,552	42%	$48,994	76%	$252,925	35%	$125,938	43%	$126,987	101%

The cost of product sales increased 76% in the current quarter and 101% in the current six month period compared to the corresponding periods in the prior year primarily due to the addition of $27.4 million and $89.7 million of cost of product sales, respectively, from the Cytyc products included in our results since October 22, 2007 and, to a lesser extent, increased product sales of our historical products discussed above. Included in the additional Cytyc cost of product sales in the three and six month periods ended March 29, 2008 is approximately $0.8 million and $42.3 million, respectively, of additional costs related to sales of acquired Cytyc inventory that was written up to fair value for purchase accounting purposes as of the date of acquisition.

The cost of product sales as a percentage of product revenue in the second quarter and the first six months of fiscal 2008 was 29% and 35%, respectively, as compared to 42% and 43%, respectively, in the corresponding periods in the prior year. These costs as a percentage of product sales decreased, primarily due to the higher gross margins earned on Cytyc product sales compared to our historical products, partially offset by the additional charges for the write-up to fair value for the Cytyc inventory sold as noted above, and increased revenues and improved profitability associated with the shift in mammography product sales to Selenia, our full field digital mammography systems. Our higher Selenia sales resulted in an improved absorption of fixed manufacturing costs. Partially offsetting the decreases in costs as a percentage of product sales was a reduction in the average selling prices for bone densitometry systems sold into the primary care market in the United States and charges associated with a MRI inventory impairment charge and related purchase obligations totaling $2.0 million and $4.0 million in the current quarter and first six months of fiscal 2008, respectively.

Cost of Product Sales – Amortization of Intangible Assets.

	Three Months Ended						Six Months Ended
	March 29, 2008		March 31, 2007		Change		March 29, 2008		March 31, 2007		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Sales-Amortization of Intangible Assets	$24,921	6%	$2,648	2%	$22,273	841%	$45,075	6%	$5,848	2%	$39,227	671%

Cost of product sales – amortization of intangible assets increased primarily due to the increase in acquired intangible assets as a result of the business combination with Cytyc in the first quarter of fiscal 2008. The amortization of the Cytyc intangible assets totaled $21.2 million and $37.7 million, respectively, in the three and six months ended March 29, 2008. The underlying intangible assets substantially relate to acquired developed technology and know-how. These intangible assets are generally being amortized over their estimated useful lives of between 8.5 and 15 years.

Cost of Service and Other Revenue.

	Three Months Ended						Six Months Ended
	March 29, 2008		March 31, 2007		Change		March 29, 2008		March 31, 2007		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$52,943	128%	$30,377	115%	$22,566	74%	$97,021	124%	$54,777	110%	$42,244	77%

Cost of service and other revenue increased in absolute dollars primarily related to additional costs from the Cytyc business combination of approximately $16.6 million and $28.9 million in the three and six months ended March 29, 2008, respectively. The remainder of the increase was primarily due to personnel and other costs to expand our service capabilities for breast health, especially in the United States, to support our growing installed base of our breast health products. We expect our costs of service and other revenue to remain relatively high as a percentage of service and other revenue, reflecting our need to employ the required personnel for warranty, non-warranty and installation activities to service our growing installed base of products. We also expect a continued increase in customers entering into service agreements in connection with our transition to digital mammography and direct service coverage.

Operating Expenses.

	Three Months Ended						Six Months Ended
	March 29, 2008		March 31, 2007		Change		March 29, 2008		March 31, 2007		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and Development	$19,364	4%	$10,986	6%	$8,378	76%	$39,511	5%	$21,707	6%	$17,804	82%
Selling and Marketing	$68,262	16%	$19,920	11%	$48,342	243%	$125,248	16%	$40,959	12%	$84,289	206%
General and Administrative	$39,732	9%	$16,445	9%	$23,287	142%	$74,068	9%	$30,986	9%	$43,082	139%
Amortization of Acquired Intangibles	$6,169	2%	$1,354	1%	$4,815	356%	$12,418	2%	$2,762	1%	$9,656	350%
Impairment of Acquired Intangibles	$—	—%	$—	—%	$—	—%	$2,900	—%	$—	—%	$2,900	—%
Charge for Acquired In-Process Research and Development	$—	—%	$—	—%	$—	—%	$370,000	46%	$—	—%	$370,000	—%

	$133,527	31%	$48,705	27%	$84,822	174%	$624,145	78%	$96,414	28%	$527,731	547%

Research and Development Expenses. Research and development expenses increased 76% and 82%, respectively, in the current three and six month periods as compared to the corresponding periods in the prior year. These increases were primarily due to the inclusion of $7.6 million and $14.8 million of expenses in the three and six month periods, respectively, associated with Cytyc-related activity since the close of the business combination. Also contributing to the increase was an increase in mammography related expenses of $0.6 million and $0.7 million in the current quarter and six month periods primarily related to our tomosynthesis project and a $1.8 million charge related to a change in control payment related to the Cytyc business combination recorded in the first quarter. We expect total research and development expenses to increase in absolute dollars in fiscal 2008 with a full year of headcount and compensation related expenses for the Cytyc business combination as well as our continued development of tomosynthesis technology for mammography.

Selling and Marketing Expenses. Selling and marketing expenses increased 243% and 206%, respectively, in the current three and six month periods as compared to the corresponding periods in the prior year. These increases were primarily due to the inclusion of $43.6 million and $75.8 million of expenses in the three and six month periods, respectively, associated with Cytyc-related activity since the close of the business combination and approximately $1.7 million and $3.3 million in the three and six month periods, respectively, primarily related to increased compensation and related expenses from the additional sales representatives added from the BioLucent acquisition in the fourth quarter of fiscal 2007. Also contributing to the increase was approximately $2.0 million and $3.0 million in the three and six month periods, respectively, of increased commission expense due to the increased product sales. We expect total sales and marketing expenses in absolute dollars to increase in fiscal 2008 with a full year of compensation and related expenses for additional personnel related to the Cytyc business combination and an increase in total product sales.

General and Administrative Expenses. General and administrative expenses increased 142% and 139%, respectively, in the current three and six month periods as compared to the corresponding periods in the prior year primarily due to $21.4 million and $38.2 million, respectively, in expenses associated with Cytyc-related activity since the close of the business combination and an increase of $2.1 million and $6.5 million, respectively, due to incremental stock-based compensation. We expect total general and administrative expenses in absolute dollars to increase in fiscal 2008 with a full year of compensation and related expenses for additional personnel related to the Cytyc business combination.

Amortization of Acquired Intangible Assets. Amortization expense of acquired intangible assets increased 356% and 350%, respectively, in the current three and six month periods as compared to the corresponding periods in the prior year primarily due to $3.9 million and $7.8 million, respectively, of amortization of intangible assets obtained as part of the Cytyc business combination in the first quarter of fiscal 2008 and, to a lesser extent, from amortization of intangible assets obtained as part of the BioLucent acquisition in the fourth quarter of fiscal 2007. The three and six months ended March 29, 2008 and the corresponding periods in the prior year also include the amortization of intangible assets acquired from AEG, R2, and Suros in the third and fourth quarters of fiscal 2006. The underlying intangible assets substantially relate to acquired customer relationships and trade names. These intangible assets acquired in the Cytyc business combination are being amortized over their estimated useful lives of between 8.5 and 30 years.

Impairment of Acquired Intangible Assets. Subsequent to the Cytyc business combination, we discontinued the development of Cytyc’s Helica Thermal Coagulator System product, used for the treatment of endometriosis. We will not realize any future cash flows from this product. Our intangible asset valuation for Cytyc included approximately $2.9 million related to customer relationships for Helica. As a result of the Helica product discontinuation, we recorded an impairment charge of $2.9 million during the first quarter of fiscal 2008.

Charge for Acquired In-Process Research and Development Expenses. The $370 million charge for in-process research and development during fiscal 2008 was incurred in connection with our business combination with Cytyc as described in further detail above under “Valuation of Cytyc Intangible Assets and Goodwill – Acquired In-Process Research and Development”.

Interest Income.

	Three Months Ended				Six Months Ended
	March 29, 2008	March 31, 2007	Change		March 29, 2008	March 31, 2007	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$871	$516	$355	69%	$3,124	$777	$2,347	302%

Interest income increased 69% and 302%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in our investment balances, partially offset by a decrease in the interest rate earned in the current three and six month periods compared to last year.

Interest Expense.

	Three Months Ended				Six Months Ended
	March 29, 2008	March 31, 2007	Change		March 29, 2008	March 31, 2007	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(19,339)	$(701)	$(18,638)	2,659%	$(50,999)	$(1,695)	$(49,304)	2,909%

In the three and six months ended March 29, 2008, these expenses consisted primarily of the interest costs and the related amortization of deferred financing costs related to both the senior secured credit agreement entered into on October 22, 2007 in connection with the Cytyc business combination and our subsequent 2.0% Convertible Note Offering. In the three and six months ended March 31, 2007, these expenses consisted primarily of the interest costs on the unsecured revolving line of credit entered into on July 24, 2006 (and amended on September 25, 2006) of $0.6 million and $1.4 million, respectively, as well as interest costs on notes payable assumed with the acquisition of AEG in the amount of $0.2 million and $.04 million, respectively. Our interest expense was significantly reduced in the second quarter as compared with the first quarter of fiscal 2008 as a result of the repayment of a significant portion of our credit agreement with the net proceeds from our 2.0% Convertible Senior Notes due 2037 issued in December 2007, our available cash flow from operations and proceeds from the sale of common stock pursuant to our equity incentive plans. As of March 29, 2008, loans in the principal amount of $89.6 million remained outstanding under our credit agreement.

Other (Expense) Income, net.

	Three Months Ended				Six Months Ended
	March 29, 2008	March 31, 2007	Change		March 29, 2008	March 31, 2007	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Expense, net	$(159)	$(335)	$176	(53)%	$(172)	$(184)	$12	(7)%

In the current three and six month periods, these other expenses were primarily related to foreign currency transaction losses and a decrease in the cash surrender value of life insurance contracts related to our Supplemental Executive Retirement Plan. In fiscal 2007, these expenses were primarily related to foreign currency transaction losses of $0.4 million and $0.3 million during the three and six month periods ended March 31, 2007, respectively. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established certain debt agreements denominated in the foreign currency, the Euro, in which certain of our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision for Income Taxes.

	Three Months Ended				Six Months Ended
	March 29, 2008	March 31, 2007	Change		March 29, 2008	March 31, 2007	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$31,498	$12,650	$18,848	149%	$37,903	$22,500	$15,403	68%

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Our effective tax rate was 36% of pre-tax earnings in the second quarter of fiscal 2008 and 14% of the pre-tax loss in the first six months of fiscal 2008. Our effective tax rate was 37% of pre-tax earnings in the three and six months ended March 31, 2007. In the first six months of 2008, our effective tax rate was affected by the in-process research and development charge we incurred in connection with our business combination with Cytyc. Our net deferred tax liability increased $883 million in the first six months of 2008 primarily due to the increase of intangible assets as a result of the Cytyc merger, for which the related amortization is not deductible for tax purposes. We expect an effective tax rate of approximately 36% for the remainder of fiscal 2008.

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

Breast Health.

	Three Months Ended						Six Months Ended
	March 29, 2008		March 31, 2007		Change		March 29, 2008		March 31, 2007		Change
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%
Total Revenues	$223,348	100%	$158,026	100%	$65,322	41%	$420,310	100%	$295,590	100%	$124,720	42%

Operating Income	$58,292	26%	$34,441	22%	$23,851	69%	$100,954	24%	$59,015	20%	$41,939	71%

Breast Health revenues for the three and six months ended March 29, 2008 increased primarily due to the $53.3 million and $102.5 million increases, respectively, in product sales discussed above in addition to $12.1 million and $22.3 million increases, respectively, in service revenues related to the increased number of service contracts for the increased number of Selenia systems in our installed base. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin in this business segment was 51% for both the three and six months ended March 29, 2008, as compared to 48% in both of the comparable periods of the prior year. In the current quarter and first six months of fiscal 2008 our gross margins improved from the increase in product revenues of our more profitable Selenia systems versus our analog mammography systems and, to a lesser extent, higher margins realized on our MammoSite product, acquired as part of the Cytyc merger. In addition, higher total revenues including higher Selenia sales have allowed for the greater absorption of manufacturing costs. Partially offsetting these improvements was charges of $0.8 million and $42.3 million for the write-up value of inventory to fair value for the MammoSite inventory sold during the three and six months ended March 29, 2008, respectively. In general, we expect improved gross margins in fiscal 2008 from the continued increase in product revenues of our Selenia full field digital mammography systems which allow for a greater absorption of manufacturing costs and, to a lesser extent, from increased revenues from our recently acquired businesses which have higher gross margins than our historical mammography products. Operating expenses for this business segment increased 37% in both the three and six months ended March 29, 2008, primarily due to increased operating expenses in support of our growing Selenia business and as a result of the Cytyc business combination. Also contributing to the increases during these periods was an increase in stock-based compensation of $1.2 million and $4.9 million, respectively.

Diagnostics.

	Three Months Ended						Six Months Ended
	March 29, 2008		March 31, 2007		Change		March 29, 2008		March 31, 2007		Change
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%
Total Revenues	$124,435	100%	$—	—%	$124,435	—%	$224,747	100%	$—	—%	$224,747	—%

Operating Income (Loss)	$36,811	30%	$—	—%	$36,811	—%	$(45,160)	(20)%	$—	—%	$(45,160)	—%

Diagnostics revenues, which include our ThinPrep and FullTerm products, totaled $124.4 million in the current quarter and $224.7 million in the first six months of fiscal 2008. Our gross margin in this business segment was 63% and 51% for the three and six month periods, respectively. Gross margin for the six months ended March 29, 2008 includes a charge of $26.6 million for the write-up to fair value of the Cytyc inventory sold during the first quarter of 2008. The operating loss also included an $85.2 million charge for the in-process research and development as a result of the Cytyc business combination in the first quarter and stock-based compensation of $1.2 million and $2.2 million in the three and six month periods ended March 29, 2008, respectively.

GYN Surgical.

	Three Months Ended						Six Months Ended
	March 29, 2008		March 31, 2007		Change		March 29, 2008		March 31, 2007		Change
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%
Total Revenues	$55,220	100%	$—	—%	$55,220	—%	$105,106	100%	$—	—%	$105,106	—%

Operating Income (Loss)	$10,962	20%	$—	—%	$10,962	—%	$(271,900)	(259)%	$—	—%	$(271,900)	—%

GYN Surgical revenues, which include our NovaSure products and Adiana systems under development, totaled $55.2 million in the current quarter and $105.1 million in the first half of fiscal 2008. In the current quarter, we believe that sales of the NovaSure system were adversely affected by a modest softening in sales to the hospital-based market, as well as our shift in focus to promoting sales to the physician’s office, where we have increased and seek to continue to increase annual standing orders and backlog. Our sales to the hospital market generally have been based upon current order bookings for immediate shipment with little or no backlog. We expect that the short-term impact of our shift in focus will be lower sequential GYN Surgical revenues in our third quarter as compared to this current second quarter. However, while we cannot assure that we will be successful, our goal is to have this decrease accompanied by a continuing increase in NovaSure system backlog, and followed by an increase in sequential growth of revenue in the fourth quarter with sales to the physician office-based market playing a role in that increase. Our gross margin in this business segment was 70% and 62%, respectively. Gross margin for the six months ended March 29, 2008 includes a charge of $12.4 million for the write-up to fair value of the Cytyc inventory sold during the first fiscal quarter of 2008. The operating loss for the six months ended March 29, 2008 also included a $284.8 million charge for in-process research and development as a result of the Cytyc business combination and a $2.9 million impairment charge of the Helica Thermal Coagulator System intangibles. This segment included stock-based compensation of $0.7 million and $1.4 million in the three and six month periods ended March 29, 2008, respectively.

Skeletal Health.

	Three Months Ended						Six Months Ended
	March 29, 2008		March 31, 2007		Change		March 29, 2008		March 31, 2007		Change
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%
Total Revenues	$28,045	100%	$23,060	100%	$4,985	22%	$52,330	100%	$48,709	100%	$3,621	7%

Operating Income	$46	—%	$363	2%	$(317)	(87)%	$(566)	(1)%	$2,307	5%	$(2,873)	(125)%

Skeletal Health revenues increased in the three and six months ended March 29, 2008 compared to the corresponding periods in the prior year primarily due to the $5.0 million and $3.3 increases in product sales discussed above. Our gross margin in this business segment was 30% in both the current three and six month periods compared to 33% and 36%, respectively in the corresponding periods of the prior year. Operating income and gross margin for the Skeletal Health segment decreased in both the three and six months periods primarily from a $2.0 million charges associated with a MRI inventory charge and purchase obligations recorded in each fiscal quarter to date totaling $4.0 million for the current six month period. These charges were partially offset by the increase in product sales for each period. Skeletal Health costs and expenses included stock compensation of $0.4 million and $0.3 million in the second quarter of fiscal 2008 and fiscal 2007, respectively, and $1.4 million and $0.6 million in the first half of fiscal 2008 and fiscal 2007, respectively.

Liquidity and Capital Resources

At March 29, 2008 we had approximately $383.7 million of working capital. At that date our cash and cash equivalents totaled $97.8 million. Our cash and cash equivalents balance decreased approximately $2.6 million during the first six months of fiscal 2008, primarily due to our financing activities relating to our repayment of amounts outstanding under our credit agreement, as well as cash used in our investing activities including cash used to pay the merger consideration for the Cytyc business combination and to purchase property and equipment. These cash uses were partially offset by cash received from our issuance of convertible notes, the exercise of common stock options, cash acquired as a result of our combination with Cytyc and cash provided by both our legacy and Cytyc operating activities.

Our operating activities provided us with $168.0 million of cash, which included a net loss of $302.6 million for the first six months of fiscal 2008 mostly relating to non-cash charges of $370.0 million of acquired in-process research and development, depreciation and amortization of an aggregate $81.9 million, $42.3 million write up of acquired Cytyc inventory, amortization of deferred financing costs of $12.4 million and stock-based compensation expense of $12.1 million, which were partially offset by a $22.7 million increase in the deferred tax benefit. Cash provided by operations due to changes in our current assets and liabilities included a decrease in income tax refundable of $53.4 million, an increase in deferred revenue of $14.7 million and a decrease in prepaid expenses and other current assets of $2.8 million. The cash provided by these changes in our current assets and liabilities was partially offset by an increase in accounts receivable of $44.6 million, a decrease in accrued expenses of $31.4 million, an increase in inventory of $18.0 million and a decrease in accounts payable of $5.4 million. The decrease in income taxes refundable was due to the non-deductible intangible asset amortization in the current period. The decrease in prepaid expenses and other current assets was primarily due to the timing of payment of prepaid items and a decrease in prepaid insurance. The increase in accounts receivable was primarily due to the increased sales volume, especially from the addition of Cytyc revenues since the acquisition date. The decrease in accounts payable and accrued expenses was primarily due to the payment of acquisition related fees and expenses as well as the payment of accrued compensation which included our annual bonus payment. The increase in inventory was primarily related to the addition of Cytyc inventories and an increase in our historical products to support the increased sales, especially for digital mammography. The increase in deferred revenue was primarily due to an increase in the number of deferred service contracts for our historical business as well as the addition of amounts related to the Cytyc business combination.

In the first six months of fiscal 2008, we used approximately $2.1 billion of cash in investing activities. This use of cash was primarily attributable to the $2.0 billion, net of cash acquired, used to complete the business combination with Cytyc on October 22, 2007. We also used $29.1 million for purchases of property and equipment, which consisted primarily of manufacturing, demonstration and test equipment and computer hardware. We also invested $11.1 million in equipment under customer usage agreements, partially offset by an increase of $7.5 million in deferred gain as a result of proceeds from the sale of Gestiva.

In the first six months of fiscal 2008, financing activities provided approximately $1.9 billion of cash, primarily reflecting our borrowings of $2.3 billion under our credit agreement, proceeds from the issuance of $1.7 billion of convertible notes and, to a lesser extent, $162.3 million of cash from the exercise of stock options. Borrowings under the credit agreement were used to pay the cash portion of the Cytyc merger consideration and related fees and expenses. These financing proceeds were partially offset by $2.3 billion of repayments under our credit agreement which was primarily funded by the proceeds from our issuance of the convertible notes and our available cash flow. Also offsetting these proceeds was the payment of $40.6 million upon the conversion of Cytyc’s convertible notes.

Indebtedness

Credit Agreement. On October 22, 2007, we entered into a $2.55 billion senior secured credit agreement (the “Credit Agreement”). As of the closing of the Cytyc merger, we borrowed $2.35 billion under the credit facilities all of which have variable interest rates. Borrowings under the Senior Secured Credit Facility bear interest at rates per annum equal to, at our option, either (1) the Base Rate or (2) the Eurodollar Rate, plus applicable margins determined by reference to the leverage ratio, as set forth in the Credit Agreement. As of March 29, 2008 we had $89.6 million outstanding under the Credit Agreement. These amounts bear interest at the Eurodollar rate with applicable margins ranging from 2.25% to 2.50%, with a weighted average interest rate as of March 29, 2008 of 4.92%. Each 25 basis point change in interest rates would result in approximately $0.2 million change in annual interest expense based on amounts currently outstanding.

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

We used the proceeds from the credit facilities to pay the cash consideration of the Cytyc merger and commissions and expenses we incurred in connection with our merger with Cytyc and the Credit Agreement. In addition, we used $73.0 million of the proceeds to fund an escrow account for the conversion or redemption of Cytyc’s remaining 2.25% Senior Convertible Notes due 2024, which had not been converted into Cytyc common stock prior to the completion of our business combination with Cytyc. The escrow account was closed in February 2008, upon which we received the remaining balance in the account of approximately $32.4 million plus $0.5 million in interest. This amount was used to make prepayments under the Credit Agreement.

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

We applied the net proceeds from our convertible note offering described below to repay amounts outstanding under the Credit Agreement, including all of the Term Loan X and Term Loan B-2, $1.1 billion and $250 million, respectively, all of which was outstanding immediately prior to the issuance of the convertible notes, and a pro rata portion of our $251 million Term Loan A and $104 million Term Loan B-1. During the six months ended March 29, 2008, we also made voluntary prepayments of principal under our Term Loan A and Term Loan B-1 of $285.9 million and $119.1 million, respectively.

As a result of these prepayments, as of March 29, 2008, we had only $89.6 million outstanding under our credit facilities, of which $63.3 million and $26.3 million were outstanding under the Term Loan A and Term Loan B-1, respectively. The terms of the Credit Agreement required scheduled principal payments under the Term Loan A facility in increasing amounts ranging from $7.5 million per quarter beginning on December 29, 2007 to $22.5 million per quarter commencing on the quarter ending December 25, 2010, and under the Term Loan B facility, in equal quarterly installments of $1.25 million beginning on the quarter ending December 29, 2007 and for the first 21 quarters thereafter, with the remaining balance of each term loan facility due at the maturity of the applicable term loan facility. As a result of our repayments, we do not have any scheduled principal repayment under the Credit Agreement in fiscal 2008 and our remaining payments have been reduced pro rata. The revolving credit facility will become due at maturity and does not require scheduled principal payments. As of March 29, 2008, no amounts were outstanding under this facility.

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

The Credit Agreement requires us to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter, as defined within the credit agreement. The maximum leverage ratio is 5.50:1.00 beginning on our fiscal quarter ending December 29, 2007, and then decreases over time to 3:00:1.00 for the quarters ending September 25, 2010 and thereafter. The minimum interest coverage ratio is 2.00:1.00 beginning with our fiscal quarter ending March 29, 2008, and then increases over time to 2.75:1.00 for the quarters ending September 25, 2010 and thereafter. The leverage ratio is defined as the ratio of our consolidated total debt to our consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of our annualized consolidated adjusted EBITDA for the applicable periods to our annualized consolidated interest expense. We were in compliance with these covenants as of March 29, 2008.

Convertible Notes. On December 10, 2007, we issued and sold $1.725 billion aggregate original principal amount of our 2.00% Convertible Senior Notes due 2037. The notes were registered under an effective Registration Statement and were issued pursuant to an Indenture between us and Wilmington Trust Company, as Trustee (the “Indenture”) and a First Supplemental Indenture thereto (the “Supplemental Indenture”), both dated December 10, 2007.

The net proceeds from the offering was approximately $1.69 billion, after deducting the underwriters’ discounts and estimated offering expenses of approximately $1.5 million payable by us, and was used to repay our outstanding senior secured indebtedness under our Credit Agreement as described above.

The notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning June 15, 2008, and ending on December 15, 2013 and will accrete principal from December 15, 2013 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2013, we will pay contingent interest during any six month interest period to the holders of notes if the “trading price”, as defined, of the notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the notes. The holders of the notes may convert the notes into shares of our common stock at a conversion price of $38.60 per share, subject to adjustment, prior to the close of business on September 15, 2037, subject to prior redemption or repurchase of the notes, under any of the following circumstances: (1) during any calendar quarter after the calendar quarter ending December 31, 2007 if the last reported sale price of our common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events.

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

The notes are our senior unsecured obligations and rank equally with all of our existing and future senior unsecured debt and prior to all future subordinated debt. The notes are effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

AEG Debt. AEG, which we acquired in 2006, has outstanding existing debt in aggregate principal amount of $12.3 million as of March 29, 2008. The terms of the loans have various maturities ranging from December 30, 2010 through March 30, 2014. Interest rates are variable and weighted-average interest rates in the six months ended March 29, 2008 ranged from 5.5% to 5.7%.

Financing Leases. Cytyc entered into a lease agreement on April 23, 2007 for a new manufacturing and office facility located in Alajuela, Costa Rica. The lease term commenced in April 2008 and we expect to transfer most of our Costa Rican operations to this facility during the second half of calendar year 2008. The term of the lease is for a period of approximately ten years with the option to extend for two consecutive five-year terms.

On July 11, 2006, Cytyc entered into a lease agreement for a manufacturing facility located in Marlborough, Massachusetts. The term of the lease is for a period of approximately 12 years commencing on November 14, 2006. In 2011, Cytyc will have an option to lease an additional 30,000 square feet. In connection with our merger with Cytyc, we guaranteed Cytyc’s obligations under this lease.

Other Indebtedness. As a result of the Cytyc merger, we assumed Cytyc’s outstanding convertible notes, of which $0.3 million remained outstanding as of March 29, 2008. We may redeem these notes at par at any time on or after March 5, 2009. The stated interest rate is fixed at 2.25%.

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

We may have an obligation for a second and final earn-out to the former Suros Surgical stockholders related to Suros’ incremental revenue growth. We have not recorded any amounts for this second annual earn-out as of March 29, 2008. We made a payment of approximately $19 million to the former Suros stockholders in the fourth quarter of fiscal 2007 for the first year earn-out.

On September 18, 2007, we completed the acquisition of BioLucent, Inc. A cash earn-out may be payable in up to two annual installments not to exceed $15 million in the aggregate based on BioLucent’s achievement of certain revenue targets. We have not recorded any amounts for this earn-out as of March 29, 2008.

Operating Leases

The lease for our headquarters and manufacturing facility located in Bedford, Massachusetts and our Lorad manufacturing facility in Danbury, Connecticut, has a term of 20 years commencing August 28, 2002, with four five-year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.3 million per year, which is subject to adjustment for increases in the consumer price index. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, we make customary representations and warranties and agree to certain financial covenants and indemnities. In the event we default on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. We were in compliance with all covenants as of March 29, 2008.

As a result of the merger with Cytyc, we assumed all of Cytyc’s outstanding operating leases of which the most significant operating leases pertain to Cytyc’s headquarters located in Marlborough, Massachusetts which has a 15 year term that expires on December 31, 2018 with future lease payments of approximately $40.8 million and Cytyc’s warehouse in Methuen, Massachusetts which has a 10 year term that expires on March 31, 2013 with future lease payments of approximately $1.3 million. In addition, we are required to maintain the facilities during the term of the leases and to pay all proportionate shares of taxes, insurance, utilities and other costs associated with those facilities.

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

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is not permitted. Therefore, we will adopt SFAS No. 157 in fiscal 2009, which commences on September 28, 2008. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 states that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. EITF Issue No. 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The consensus may not be applied to earlier periods. Early adoption of the provisions is not permitted. Our historical policy has been to capitalize upfront nonrefundable advance payments related to research and development activities and expense these amounts as the goods are delivered or services rendered. Therefore, the adoption of this consensus should not have any impact on our consolidated financial statements.

In August 2007, the FASB issued Proposed FASB Staff Position (“FSP”) APB Opinion No. 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. The liability and equity components of convertible debt instruments within the scope of this FSP must be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP must be applied retrospectively to all periods presented. For convertible debt instruments that were modified after their original issuance date to provide for cash settlement upon conversion in a modification transaction that was not accounted for as an extinguishment, this FSP must be applied retrospectively to the modification date. We are currently evaluating the impact that the adoption of APB Opinion No. 14-a will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R). This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51”. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Earlier adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS No. 161 requires increased qualitative, quantitative, and credit-risk disclosures, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We are required to adopt SFAS No. 161 effective for the quarter ending March 31, 2009. We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142. The FSP amends paragraph 11(d) of SFAS No. 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset.

The FSP also requires the following incremental disclosures for renewable intangible assets:

•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class

•	The entity’s accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible asset

•	For intangible asset renewed or extended during the period:

•	For entities that capitalize renewal or extension costs, the costs incurred to review or extend the asset, for each major intangible asset class

•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class

The FSP is effective for financial statements for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, the FSP would not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date (January 1, 2009 for a calendar year company). However, the incremental disclosure requirements described above would apply to all intangible assets, including those recognized in periods prior to the effective date of the FSP. We are currently evaluating the impact that the adoption of this FSP will have on our consolidated financial statements.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our Credit Agreement and on the debt assumed as a result of our acquisition of AEG. Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our option, either (1) the Base Rate (the greater of the prime rate as quoted in The Wall Street Journal and the Federal Funds Effective Rate plus 0.5%) or (2) the Eurodollar Rate, plus an applicable margin determined by reference to the leverage ratio, as set forth in the Credit Agreement. As of March 29, 2008 all amounts outstanding accrued interest at the Eurodollar rate with applicable margins ranging from 2.25% to 2.50%. Each 25 basis point change in interest rates would result in approximately $0.2 million change in annual interest expense based on amounts currently outstanding. The terms of the Credit Agreement obligate us to enter into hedging transactions by April 2008 to hedge the interest rate risk of at least 50% of the indebtedness under the Credit Agreement if we did not otherwise refinance such portion of the indebtedness with debt financing bearing a fixed rate of interest. We satisfied this obligation upon the completion of our convertible note offering.

The terms of the AEG debt agreements have various maturities ranging from December 30, 2010 through March 30, 2014. Interest rates are variable and at March 29, 2008 ranged from 5.5% to 5.7%. We may also incur interest expense on loans made under a European line of credit that accrues interest at the Europe Interbank Offered Rate plus 1.50% to 2.25%, as defined. At March 29, 2008, there were no amounts outstanding under the European line of credit.

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

We occasionally use forward foreign exchange contracts to mitigate our foreign currency exchange rate exposures related to our foreign currency denominated assets and liabilities, and more specifically, to hedge, on a net basis, the foreign currency exposure of a portion of our German sales denominated in the U.S. dollar. The terms of these forward contracts are generally of a short-term nature (6-12 months). At March 29, 2008, we had no outstanding forward foreign exchange contracts.

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

As of March 29, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II – OTHER INFORMATION

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

On January 8, 2008, we filed a suit against SenoRx in the United States District Court for the District of Northern California for infringement of U.S. Patent Nos. 5,913,813, 6,413,204 and 6,482,142. The complaint seeks to enjoin SenoRx from infringing the patents, recovery of damages and costs and seeks a finding of willful infringement. On February 6, 2008 we filed a motion for preliminary injunction seeking to enjoin further sales of the accused SenoRx Contura device. A hearing was held on April 21, 2008.On April 25, 2008 the judge issued an order denying the motion but ordered the parties to schedule a trial in 60-90 days from the date of the order. Given the early stage of the litigation, we are unable to reasonably estimate the ultimate outcome of this case.

On January 9, 2008, Tissue Extraction Devices, LLC filed a complaint against us and our wholly-owned subsidiary Suros in the United States District Court for the Northern District of Illinois, alleging infringement of US Patent No. 7,316,726 by certain of the ATEC biopsy systems manufactured and sold by Suros. The complaint seeks to enjoin us and Suros from infringing the patents as well as the recovery of damages and costs resulting from the alleged infringement. Given the early stage of the litigation, we are unable to reasonably estimate the ultimate outcome of this case.

In March 2005, we were served with a Complaint filed on November 12, 2004, by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that our HTC™ grid infringes U.S. Patent Number 5,970,118. On April 23, 2008, we entered into a settlement agreement with Oleg Sokolov whereby we paid Sokolov a nominal sum and the parties dismissed all claims against each other.

Other than as set forth above, there have been no material developments during the first quarter of fiscal 2008 relating to legal proceedings to which we are a party.

Item 1A.	Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 29, 2007 and as disclosed in item 1.A of our Quarterly Report on Form 10-Q/A for the first quarter of fiscal 2008 filed February 22, 2008, which item 1.A is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on March 11, 2008. At the meeting, a total of 226,281,174 shares or 88.65% of the Common Stock issued and outstanding as of the record date, were represented in person or by proxy. Set forth below is a brief description of each matter voted upon at the meeting and the voting results with respect to each matter.

1.	A proposal to elect the following eleven persons to serve as members of the Company’s Board of Directors for the ensuing year and until their successors are duly elected:

Name	For	Withheld	Abstain
Continuing Hologic Directors
John W. Cumming	204,851,470	21,429,694	—
Glenn P. Muir	189,356,882	36,924,282	—
David R. LaVance, Jr.	143,528,758	82,752,406	—
Nancy L. Leaming	143,072,314	83,208,850	—
Elaine S. Ullian	160,716,524	65,564,640	—
Lawrence M. Levy	207,123,416	19,157,748	—

Continuing Cytyc Directors
Patrick J. Sullivan	204,445,042	21,836,122	—
Sally W. Crawford	160,438,178	65,842,986	—
Wayne Wilson	159,488,140	66,793,024	—
Daniel J. Levangie	205,512,756	20,768,408	—
C. William McDaniel	159,404,474	66,876,690	—

2.	A proposal to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 300,000,000 to 750,000,000.

For	Against	Abstained	Broker Non-Votes
209,295,620	16,674,894	289,092	21,568

As a result of the amendment, the previously announced two-for-one stock split, effected as a stock dividend, was paid on April 2, 2008 to stockholders of record on March 21, 2008.

3.	A proposal to approve the Hologic, Inc. 2008 Employee Stock Purchase Plan.

For	Against	Abstained	Broker Non-Votes
198,868,398	2,106,672	245,198	25,060,906

4.	A proposal to approve the Hologic, Inc. 2008 Equity Incentive plan.

For	Against	Abstained	Broker Non-Votes
174,066,286	26,632,710	521,274	25,060,904

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number		Reference
10.1	Waiver and First Amendment to Credit and Guarantee Agreement and Pledge and Security Agreement dated as of April 14, 2008 by and among Hologic and its domestic subsidiaries, excluding the subsidiaries which are Massachusetts securities corporations and Goldman Sachs Credit Partners L.P.	filed herewith

10.2	2008 Employee Stock Purchase Plan	filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

HOLOGIC, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

May 8, 2008	/s/ JOHN W. CUMMING
Date	John W. Cumming
Chief Executive Officer

May 8, 2008	/s/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Treasurer (Principal Financial Officer)