Form 10-Q
period 2008-06-28
HOLOGIC INC
filed 2008-08-07
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

or

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

As of August 5, 2008, 256,259,826 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

HOLOGIC, INC.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 28, 2008	September 29, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,863	$100,403
Accounts receivable, less reserves of $5,105 and $4,598, respectively	313,384	152,743
Inventories, net (Note 6)	178,500	105,289
Deferred income tax assets, net	32,709	29,356
Income tax refundable	34,999	—
Prepaid expenses and other current assets	15,985	11,389

Total current assets	695,440	399,180

PROPERTY AND EQUIPMENT, net (Note 6)	281,544	69,769

OTHER ASSETS:
Developed technology and know-how, net of accumulated amortization of $86,978 and $19,625, respectively	1,955,982	112,632
Customer relationship, net of accumulated amortization of $18,360 and $6,303, respectively	465,932	49,389
Intangible assets, net of accumulated amortization of $15,907 and $9,149, respectively	142,477	12,340
Goodwill	4,210,561	407,528
Other, net	61,644	15,511

Total assets	$7,813,580	$1,066,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,416	$1,977
Accounts payable	56,225	42,289
Accrued expenses (Note 6)	160,342	88,577
Deferred gain	9,500	—
Deferred revenue	75,426	45,769

Total current liabilities	303,909	178,612

Long-term debt, net of current portion	9,883	9,222
Convertible debt (Note 8b and d)	1,725,000	—
Deferred income tax liabilities, net	936,109	54,866
Deferred service obligations—long-term	9,857	10,135
Other long-term liabilities (Note 6)	53,486	7,791
Commitments and contingencies (Notes 8, 9, 10, 17, 19, and 20)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 256,157 and 110,300 shares issued, respectively	2,562	1,103
Capital in excess of par value	4,838,823	633,477
Retained (deficit) earnings	(73,268)	168,453
Accumulated other comprehensive income	8,652	4,123
Treasury stock, at cost—214 shares	(1,433)	(1,433)

Total stockholders’ equity	4,775,336	805,723

Total liabilities and stockholders’ equity	$7,813,580	$1,066,349

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenues:
Product sales	$384,004	$163,026	$1,108,430	$457,337
Service and other revenue	45,488	28,479	123,556	78,467

	429,492	191,505	1,231,986	535,804

Costs and expenses (1):
Cost of product sales	107,958	67,589	360,883	193,526
Cost of product sales – amortization of intangible assets	24,574	2,690	69,649	8,538
Cost of service and other revenue	52,197	31,148	149,218	85,925
Research and development	20,966	11,413	60,477	33,120
Selling and marketing	68,483	21,240	193,731	62,199
General and administrative	35,043	16,110	109,111	47,097
Amortization of acquired intangible assets	6,267	1,383	18,685	4,145
Restructuring (Note 21)	6,383	—	6,383	—
Impairment of acquired intangible assets (Note 23)	—	—	2,900	—
Acquired in-process research and development	—	—	370,000	—

	321,871	151,573	1,341,037	434,550

Income (loss) from operations	107,621	39,932	(109,051)	101,254
Interest income	604	853	3,729	1,630
Interest expense	(14,103)	(365)	(65,102)	(2,061)
Other income (expense), net	788	118	615	(65)

Income (loss) before income taxes	94,910	40,538	(169,809)	100,758
Provision for income taxes	33,531	15,790	71,435	38,290

Net income (loss)	$61,379	$24,748	$(241,244)	$62,468

Net income (loss) per common and common equivalent share:
Basic	$0.24	$0.23	$(0.99)	$0.59

Diluted	$0.24	$0.22	$(0.99)	$0.57

Weighted average number of common shares outstanding:
Basic	255,676	107,625	242,604	106,493

Diluted	259,390	110,019	242,604	109,444

(1)	Stock-based compensation included in costs and expenses during the three and nine months ended June 28, 2008 was $508 and $1,751 for cost of revenues, $553 and $1,782 for research and development, $907 and $2,402 for selling and marketing and $3,073 and $11,612 for general and administrative. The restructuring line includes $1,941 of stock-based compensation for both the three and nine month periods. Stock-based compensation included in costs and expenses for the three and nine months ended June 30, 2007 was $164 and $529 for cost of revenues, $218 and $622 for research and development, $148 and $490 for selling and marketing and $1,057 and $3,050 for general and administrative.

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	June 28, 2008	June 30, 2007
OPERATING ACTIVITIES
Net (loss) income	$(241,244)	$62,468
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	38,631	10,582
Amortization	88,347	12,689
Fair value write-up of Cytyc inventory	42,325	—
Non-cash interest expense	16,035	135
Tax benefit related to exercise of non-qualified stock options	(14,029)	(16,231)
Charge for in-process research and development	370,000	—
Charge for impairment of acquired intangible assets	2,900	—
Stock-based compensation expense	18,637	4,691
Deferred income taxes	(20,797)	16,901
Loss on disposal of property and equipment and intangible assets	1,715	444
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(44,109)	(21,835)
Inventories	(38,015)	2,109
Income tax refundable	54,151	—
Prepaid expenses and other current assets	(5,406)	(4,998)
Accounts payable	(9,135)	10,053
Accrued expenses	(7,442)	28,986
Deferred revenue	22,037	11,546

Net cash provided by operating activities	274,601	117,540

INVESTING ACTIVITIES
Acquisition of Cytyc Corporation, net of cash acquired	(2,022,347)	—
Additional business acquisition consideration	(956)	—
Increase in other assets	(7,838)	(9,465)
Purchase of property and equipment	(42,386)	(16,758)
Increase in equipment under customer usage agreements	(17,834)	—
Proceeds from sale of intellectual property	3,000	—
Purchases of investment securities	(2,637)	—
Proceeds from sales and maturities of investment securities	2,638	—
Proceeds from sale of cost method investment	936	2,150
Deferred gain	9,500	—
Increase in other liabilities	7,784	—

Net cash used in investing activities	(2,070,140)	(24,073)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of issuance costs	1,688,974	—
Proceeds under credit agreement, net of issuance costs	2,335,679	—
Repayments under credit agreement	(2,350,000)	(55,000)
Payment upon conversion of Cytyc convertible notes	(40,574)	—
Increase in notes payable	2,227	—
Repayments of notes payable	(2,354)	(82)
Tax benefit related to exercise of non-qualified stock options	14,029	16,231
Net proceeds from sale of common stock pursuant to stock plans	168,723	9,391

Net cash provided by (used in) financing activities	1,816,704	(29,460)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,705)	(130)

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,460	63,877
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100,403	29,923

CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,863	$93,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$39,780	$6,281

Cash paid during the period for interest	$46,736	$1,933

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Additional business acquisition contingent consideration	$18,702	$13,504

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock upon conversion of Cytyc convertible notes	$84,197	$—

	Nine Months Ended
	June 28, 2008	June 30, 2007
CYTYC BUSINESS ACQUISITION, NET OF CASH ACQUIRED:
Fair value of tangible assets acquired	$548,400	$—
Fair value of liabilities assumed	(267,100)	—
Fair value of stock issued	(3,671,500)	—
Fair value of options exchanged	(241,400)	—
Cost in excess of fair value of assets (Goodwill)	3,838,500	—
Fair value of acquired identifiable intangible assets	2,486,600	—
In-process research and development	370,000	—
Deferred tax liability	(944,700)	—

	2,118,800	—
Less cash and cash equivalents and investments acquired	90,100	—
Less acquisition costs paid prior to September 29, 2007	6,400	—

Net cash paid for acquisition	$2,022,300	$—

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

The consolidated balance sheet at September 29, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of June 28, 2008, the consolidated statements of operations for the three and nine months ended June 28, 2008 and June 30, 2007, and the consolidated statements of cash flows for the nine months ended June 28, 2008 and June 30, 2007 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

On October 22, 2007, the Company completed its business combination with Cytyc Corporation (“Cytyc”), a company that develops, manufactures and markets complementary products covering a range of cancer and women’s health applications, including cervical cancer screening, treatment of excessive menstrual bleeding, and radiation treatment of early-stage breast cancer.

The results of operations for the three and nine months ended June 28, 2008 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 27, 2008. The results of operations include Cytyc’s operating results from the date of acquisition (October 22, 2007) through June 28, 2008 (See Note 4a).

Amortization expense for patents previously recorded within general and administrative expenses and research and development expenses totaling $35 and $204 for the three and nine months ending June 30, 2007, respectively, has been reclassified to cost of product sales—amortization of intangible assets. Certain customer support expenses previously recorded in general and administrative expenses totaling $173 and $539 for the three and nine months ending June 30, 2007, respectively, have been reclassified to selling and marketing expenses. Both of these statement of operations reclassifications have been made to conform with the current period presentation.

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

(3) Revenue Recognition

As a result of the merger with Cytyc, the Company now sells disposable supplies under customer usage agreements. Under customer usage agreements, the Company installs certain equipment (for example, a ThinPrep® Processor or a ThinPrep® Imaging System) at customer sites and customers commit to purchasing minimum quantities of disposable supplies at a stated price (generally including a usage fee for the equipment) over a defined contract term, which is typically between three and five years. Revenue is recognized over the term of the customer usage agreement as disposable supplies are delivered. Accordingly, no revenue is recognized upon delivery of the equipment. As a result of the merger with Cytyc, the Company also rents certain other equipment to customers. Revenues from rental agreements are recorded over the terms of the rental agreements.

(4) Business Combinations

(a) Acquisition of Cytyc Corporation

On October 22, 2007 the Company completed its merger with Cytyc pursuant to the Agreement and Plan of Merger (“Merger Agreement”) entered into on May 20, 2007. Under the terms and conditions of the Merger Agreement, at the effective time of the merger, Cytyc became a wholly-owned subsidiary of the Company and each share of common stock of Cytyc, issued and outstanding immediately prior to the closing, was cancelled and converted into the right to receive (i) 1.04 shares of common stock of the Company (as adjusted for the stock split effected on April 2, 2008) and (ii) $16.50 in cash. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and based on the terms of the merger, the Company is the accounting acquirer. This conclusion was based on the facts that Hologic board members and senior management control and represent a majority of the board of directors and senior management of the combined company, as well as the terms of the merger consideration, pursuant to which the Cytyc stockholders received a premium over the fair market value of their shares on such date and cash of $16.50 per share (or approximately 35% of the merger consideration). There were no preexisting relationships between the two companies.

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

The estimated aggregate purchase price of approximately $6,156,900 includes $2,094,800 in cash; 132,038 shares of Hologic common stock at an estimated fair value of $3,671,500; approximately 16,400 of fully vested stock options granted to Cytyc employees in exchange for their vested Cytyc stock options, with an estimated fair value of approximately $241,400; the fair value of Cytyc’s outstanding convertible notes assumed in the merger of approximately $125,000; and approximately $24,200 of direct acquisition costs. There are no potential contingent consideration arrangements payable to the former Cytyc shareholders in connection with this transaction.

The Company has measured the fair value of the 132,038 shares of the Company common stock issued as consideration in connection with the merger under Emerging Issues Task Force (“EITF”) Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination (“EITF 99-12”). The Company determined the measurement date to be May 20, 2007, the date the transaction was announced, as the number of shares to be issued according to the exchange ratio was fixed without subsequent revision. The Company valued the securities based on the average market price a few days before and after the measurement date. The weighted average stock price was determined to be approximately $27.81.

(i) Purchase price

The preliminary purchase price is as follows:

Cash portion of consideration	$2,094,800
Fair value of securities issued	3,671,500
Fair value of vested options exchanged	241,400
Fair value of Cytyc’s outstanding convertible notes	125,000
Direct acquisition costs	24,200

Total estimated purchase price	$6,156,900

The fair value of vested Hologic common stock options exchanged for vested Cytyc options was included in the purchase price as such options were fully vested. The Company estimated the fair value of these stock options using the Binomial Option Pricing Model. The Company estimated the fair value of the stock options assuming no expected dividends and the following weighted-average assumptions:

Expected life	2.50 years
Expected volatility	35.10%
Risk free interest rate	4.82%
Fair value per share determined in accordance with EITF 99-12	$27.81

(ii) Preliminary Purchase Price Allocation

The allocation of the purchase price is based upon estimates of the fair value of assets acquired and liabilities assumed as of October 22, 2007. The Company is gathering information to finalize its valuation of certain assets and liabilities. The purchase price allocation will be finalized once the Company has all necessary information to complete its estimate, but generally no later than one year from the date of acquisition. As a result of the merger, the Company has assumed Cytyc’s obligation to Adiana’s former stockholders to make contingent earn-out payments based on the achievement of milestones. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of June 28, 2008, the Company has not recorded any amounts for the potential earn-outs. The Company has begun to assess and formulate a plan to restructure certain of Cytyc’s activities. The Company has recorded a liability of approximately $2,800 in accordance with EITF Issue No. 95-3 (“EITF 95-3”), Recognition of Liabilities in Connection with a Purchase Business Combination, primarily related to the termination of certain employees, minimum inventory purchase commitments and other contractual obligations for which the related business activities have been discontinued. The Company believes its plan will be finalized within one year of the date of acquisition and will record any additional liability as a result of its plan as an increase to goodwill. See Note 20 for additional discussion of this liability.

Book value of net assets acquired as of October 22, 2007	$1,149,500
Less: write-off of existing deferred financing costs, goodwill and intangible assets, including related deferred taxes	(791,400)

Adjusted book value of assets acquired	358,100
Remaining allocation:
Increase inventory to fair value	42,300
Increase property and equipment to fair value	8,500
Increase in liabilities recorded in accordance with EITF 95-3	(2,800)
Decrease deferred revenue to fair value	400
Identifiable intangible assets at fair value	2,486,600
Acquired in-process research and development	370,000
Deferred taxes	(944,700)
Goodwill	3,838,500

Total purchase price	$6,156,900

(iii) Valuation of Intangible Assets and Goodwill

The purchase price for the merger with Cytyc has been allocated to assets acquired and liabilities assumed based on management’s estimate of their estimated fair values. Management has allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets and in-process research and development, based upon a detailed valuation that relies on information and assumptions further described below. Any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed is allocated to goodwill. The Company reduced goodwill related to the Cytyc acquisition in the amount of approximately $5,600 during the nine months ended June 28, 2008. The reduction was primarily related to a $12,000 increase in the preliminary valuation of assets acquired (primarily related to deferred tax assets acquired), a $5,300 increase in the preliminary valuation of certain tangible assets and a $1,700 increase in the preliminary valuation of certain intangible assets which were partially offset by a $6,000 increase in the preliminary estimate of liabilities assumed (primarily related to current tax liabilities), a $7,200 increase in the preliminary estimate of deferred tax liabilities and a $200 increase in the preliminary estimate of acquisition costs and expenses.

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

The acquired in-process research and development of Cytyc related to the following research and development projects: Adiana® Complete TransCervical Sterilization (“TCS”) System® and expanded labeling of the NovaSure® System, Gestiva™, the ThinPrep® Imaging System, the ThinPrep® Processor and the Helica Thermal Coagulator System (“Helica”).

The most significant acquired in-process technology related to the Adiana® Complete TCS System for which the Company has estimated a value of approximately $220,000. The TCS product is an incisionless trans-cervical permanent sterilization device intended to be used during an office or hospital based procedure. The system consists of three different parts: a disposable applicator, an implantable polymer matrix and a radio frequency controller. The procedure can be performed in a hospital or physician’s office, and should generally take twelve minutes, with a thirty to forty minute recovery time. As of October 22, 2007 the estimated remaining costs to complete the clinical trials were expected to be approximately $800.

Cytyc’s other in-process research and development projects were at different stages of development, ranging from the early stages of development to Phase IIb prototype building, ongoing clinical trials and submission to the FDA of Pre-Market Approval (“PMA”) and drug applications. FDA approval or clearance had not been granted for any of the products classified as in-process research and development, nor had Cytyc received any foreign approvals or clearances for any of these products. All products classified as in-process research and development require various levels of in-house and external testing, clinical trials and approvals from the FDA before these future products could be marketed. As of October 22, 2007, the estimated cash requirements in the aggregate to complete these remaining products were expected to be approximately $13,800.

The successful development of new products and product enhancements is subject to numerous risks and uncertainties, both known and unknown, including, unanticipated delays, access to capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products and enhancements, including, for example changes requested by the FDA in connection with PMA applications for products or 510(k) notification. Given the uncertainties inherent with product development and introduction, there can be no assurance that any of the Company’s product development efforts will be successful on a timely basis or within budget, if at all. The failure of the Company to develop new products and product enhancements on a timely basis or within budget could harm the Company’s results of operations and financial condition. For additional risks that may affect the Company’s business and prospects following completion of the merger, see “Risk Factors” in Item 1A of the Company’s Form 10-K for the year ended September 29, 2007 and in Item 1A in Part II of this report.

Goodwill

The preliminary purchase price allocation resulted in goodwill of approximately $3,844,000 as of October 22, 2007, the date of the acquisition. The Company reduced this allocation in the amount of approximately $5,600 during the nine months ended June 28, 2008. The reduction was primarily related to a $12,000 increase in the preliminary valuation of assets acquired (primarily related to deferred tax assets acquired), a $5,300 increase in the preliminary valuation of certain tangible assets and a $1,700 increase in the preliminary valuation of certain intangible assets which were partially offset by a $6,000 increase in the preliminary estimate of liabilities assumed (primarily related to current tax liabilities), a $7,200 increase in the preliminary estimate of deferred tax liabilities and a $200 increase in the preliminary estimate of acquisition costs and expenses.

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

Subsequent to the close of the Cytyc merger through June 28, 2008, stock options, originally issued by Cytyc and converted into options to purchase Hologic common stock, were exercised. The Company recorded the estimated tax benefit of approximately $53,100 related to the exercise of these options as a reduction to goodwill as of June 28, 2008.

Goodwill as of June 28, 2008 related to the Cytyc acquisition was approximately $3,784,000.

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

(approximate amounts in thousands except per share data)	Nine months ended		Three months ended
	June 28, 2008	June 30, 2007	June 30, 2007
Net revenue	$1,268,892	$1,082,133	$380,342
Net income	$158,959	$95,878	$35,313
Net income per common share:
Basic	$0.63	$0.40	$0.15

Diluted	$0.61	$0.37	$0.14

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

BioLucent, previously located in Aliso Viejo, California, develops, markets and sells MammoPad® breast cushions to decrease the discomfort associated with mammography. Prior to the acquisition, BioLucent’s primary research and development efforts were directed at its brachytherapy business which was focused on breast cancer therapy. Prior to the acquisition, BioLucent spun-off its brachytherapy technology and business to the holders of BioLucent’s outstanding shares of capital stock. As a result, the Company only acquired BioLucent’s MammoPad® cushion business and related assets. The Company invested $1,000 directly in the spun-off brachytherapy business in exchange for shares of preferred stock issued by the new business.

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

The acquisition also provides for up to two annual earn-out payments not to exceed $15,000 in the aggregate based on BioLucent’s achievement of certain revenue targets. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of June 28, 2008, the Company has not recorded any amounts for these potential earn-outs. The allocation of the purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed as of September 18, 2007. The Company is in the process of gathering information to finalize its valuation of certain assets and liabilities. The purchase price allocation is preliminary and will be finalized once the Company has all necessary information to complete its estimate, but generally no later than one year from the date of acquisition. The components and initial allocation of the purchase price consists of the following approximate amounts:

Net tangible assets acquired as of September 18, 2007	$3,400
Developed technology and know-how	12,300
Customer relationship	17,000
Trade name	2,800
Deferred income tax liabilities, net	(9,500)
Goodwill	47,200

Estimated Purchase Price	$73,200

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer relationship, trade name and developed technology and know-how had separately identifiable values. The fair value of these intangible assets was determined through the application of the income approach. Customer relationship represents a large customer base that is expected to purchase the disposable MammoPad® product on a regular basis. Trade name represents the BioLucent product name that the Company intends to continue to use. Developed technology and know-how represents currently marketable purchased products that the Company continues to sell as well as utilize to enhance and incorporate into the Company’s existing products. The Company reduced goodwill related to the BioLucent acquisition in the amount of approximately $600 during the nine months ended June 28, 2008. The reduction was primarily related to a change in the preliminary valuation of certain liabilities acquired based on information received during the period.

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

The development of Gestiva, a drug that, if approved by the FDA, could be used in the prevention of preterm birth in pregnant women with a history of at least one spontaneous preterm birth, was originally begun by Adeza Biomedical Corporation, which was acquired by Cytyc on April 2, 2007. On October 22, 2007, the Company completed its business combination transaction with Cytyc and as a result acquired all rights to Gestiva. The Company has allocated $53,400 to acquired in-process research and development as part of the initial purchase price allocation.

The purchase price to be paid to the Company as a result of the transaction is $82,000 in cash, $7,500 of which was paid on February 21, 2008, $2,000 that was paid on May 22, 2008 and the balance of which is payable upon final approval by the FDA of the Gestiva NDA and the production of a quantity of Gestiva suitable to enable the commercial launch of the product. The Company has agreed to continue its efforts to obtain FDA approval of the NDA for Gestiva as part of this arrangement. All costs incurred in these efforts will be reimbursed by K-V Pharmaceutical and will be recorded as a credit against research and development expenses. These costs were immaterial during the three and nine months ended June 28, 2008. The Company has recorded the $9,500 as a deferred gain within current liabilities in the accompanying Consolidated Balance Sheet. The gain will be recognized upon final FDA approval of the Gestiva NDA.

(6) Other Balance Sheet Information

Components of selected captions in the Consolidated Balance Sheets at June 28, 2008 and September 29, 2007 consisted of:

	June 28, 2008	September 29, 2007
Inventories, net
Raw material and work-in-process	$108,738	$69,400
Finished goods	69,762	35,889

	$178,500	$105,289

Inventories are stated at the lower of cost (first-in, first-out) or market.

Certain work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

	June 28, 2008	September 29, 2007
Property and Equipment, net
Equipment and software	$173,751	$81,390
Customer usage equipment	94,910	—
Building	58,561	28,577
Leasehold improvements	26,704	6,636
Furniture and fixtures	10,561	6,044
Land	9,075	2,710

	373,562	125,357
Less—accumulated depreciation and amortization	(92,018)	(55,588)

	$281,544	$69,769

Accrued Expenses
Accrued compensation and employee benefits	$62,842	$35,053
Accrued commissions	14,256	9,989
Accrued warranty, current portion	10,882	11,871
Accrued income taxes	13,052	22,356
Accrued earn-out	18,702	—
Other accrued expenses	40,608	9,308

	$160,342	$88,577

Other Long-Term Liabilities
Accrued lease obligation – long-term	$18,647	$—
Deferred rent – long-term	15,895	—
Other	18,944	7,791

	$53,486	$7,791

(7) Other Assets

As of June 28, 2008, other assets was comprised primarily of the value of certain deferred financing costs, cost-method investments and Company owned life insurance contracts. The Company owned life insurance contracts primarily include contracts that were purchased in connection with the Company’s Supplemental Executive Retirement Plan (“SERP”) and were valued at $6,415 as of June 28, 2008 (See Note 22 for further discussion). As of June 28, 2008, other assets also included $32,752 and $3,678 of deferred financing costs related to the Company’s Convertible Notes and Credit Agreement, respectively, both of which closed in the first quarter of fiscal 2008 (See Note 8). The Company is amortizing amounts related to the Credit Agreement to interest expense over a five year period, which approximates the level yield method. As a result of the convertible note offering and other voluntary repayments, the Company’s term loans under the credit agreement were repaid and the Company accelerated the amortization of the related deferred financing costs resulting in total amortization expense of $2,183 and $12,107 relating to these loans during the three and nine month periods ended June 28, 2008. The Company is amortizing amounts related to the convertible notes on a straight-line basis over the period of earliest redemption, which is a six year period. As a result, the Company recorded amortization expense of $1,501 and $3,274 during the three and nine months ended June 28, 2008.

Other assets also includes certain other minority cost-method equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in the fair value is deemed to be other-than-temporary, the Company writes down the value of the investment to its fair value. During the three and nine months ended June 28, 2008, none of the investments held were deemed to be in an other-than-temporary loss. The carrying value of these investments was approximately $9,003 as of June 28, 2008 which includes $7,870 of investments acquired as a result of the Cytyc merger, as described below.

As a result of the merger with Cytyc, the Company acquired investments Cytyc had entered into prior to the merger with the Company. During 2005, Cytyc entered into a $5,000 private equity investment commitment with a limited liability partnership, which may be paid over the succeeding three years. As of June 28, 2008, approximately $2,851 of this investment has been paid. The Company is accounting for this investment under the cost method, since it does not have the ability to exercise significant influence and, as of June 28, 2008, holds less than three percent of the partnership’s voting stock, among other factors. In March 2006, Cytyc had entered into a $1,900 private equity investment agreement with a corporation, in which Cytyc received shares of preferred stock in exchange for granting a non-exclusive license to certain of Cytyc’s patents. The Company is accounting for this investment under the cost method, since it does not have the ability to exercise significant influence and, as of June 28, 2008, holds less than 20 percent of the corporation’s voting stock, among other factors. In addition, in July 2007, Cytyc entered into an agreement with an early-stage company, under which Cytyc has invested in the early stage company. Under this investment, Cytyc received 2,100 shares of the company’s Preferred Stock Series A at a fair market value of $1 per share. In exchange for the Preferred Stock Series A received by Cytyc under this investment agreement, the company received from Cytyc a fully paid, worldwide license to certain patents and patent applications in Cytyc’s portfolio that will allow access to certain of Cytyc’s intellectual property as part of its development of a surgical device. The Company is accounting for this investment under the cost method, since it does not have the ability to exercise significant influence and, as of June 28, 2008, holds less than 20 percent of the corporation’s voting stock, among other factors. The Company’s determination of whether it has significant influence over an investment requires judgment. If at any time the private equity investment in the limited liability partnership exceeds three percent of the partnership’s voting stock, the private equity investments entered into in March 2006 and July 2007 exceed 20 percent of the corporation’s voting stock, or the Company determines that it has the ability to exercise significant influence over any of these, among other factors, the Company will begin to account for the related investment under the equity method.

(8) Indebtedness

(a) Credit Agreement

On October 22, 2007, the Company and certain of its domestic subsidiaries entered into a senior secured credit agreement (the “Credit Agreement”) with Goldman Sachs Credit Partners L.P. and certain other lenders, (collectively, the “Lenders”). Pursuant to the terms and conditions of the Credit Agreement, the Lenders committed to provide senior secured financing in an aggregate amount of up to $2,550,000. As of the closing of the Cytyc merger, the Company borrowed $2,350,000 under the credit facilities. The Company used the proceeds from the credit facilities to pay the cash consideration of the Cytyc merger, and to pay fees, commissions and expenses incurred by the Company in connection with the Cytyc merger and the Credit Agreement. In addition, the Company used the proceeds of the credit facilities, together with the Company’s available cash, to pay the cash due upon conversion of Cytyc’s 2.25% Senior Convertible Notes due 2024 that were outstanding after the closing of the Cytyc merger

The Company’s subsidiaries which were party to the Credit Agreement guaranteed the Company’s obligations under the credit facilities and the credit facilities were secured by first-priority liens on, and first-priority security interests in, substantially all of the assets of the Company and substantially all of the Company’s U.S. subsidiaries, a first priority security interest in 100% of the capital stock of each of the Company’s U.S. subsidiaries, 65% of the capital stock of certain of the Company’s first-tier foreign subsidiaries, and all intercompany debt. The security interests were evidenced by a pledge and security agreement with Goldman Sachs Credit Partners L.P., as collateral agent, and other related agreements, including certain stock pledges and mortgages.

The credit facilities under the Credit Agreement consisted of:

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

Under the Credit Agreement, the Company could elect, subject in certain circumstances to pro forma compliance by the Company with a ratio of total debt to adjusted consolidated EBITDA specified in the Credit Agreement and other conditions, to increase, under terms and conditions to be determined, the total principal amount of borrowings available under the credit facilities by up to $250,000. EBITDA means earnings before interest, taxes, depreciation and amortization as defined in the Credit Agreement.

The Company applied the net proceeds from its convertible notes offering described below to repay amounts outstanding under the Credit Agreement, including all of the remaining amounts outstanding under Term Loan X and Term Loan B-2, $1,100,000 and $250,000, respectively, all of which was outstanding immediately prior to the issuance of the convertible notes. Additionally, the Company repaid a pro rata portion of the Company’s Term Loan A in the amount of $251,000 and Term Loan B in the amount of $104,000. During the nine months ended June 28, 2008, the Company also made voluntary prepayments of the remaining principal under its Term Loan X , Term Loan A and Term Loan B-1 of $150,000, $349,000 and $146,000, respectively. There were no amounts outstanding under the term notes as of June 28, 2008.

The terms of the Credit Agreement required the Company to make scheduled principal payments under the Term Loan A facility in increasing amounts ranging from $7,500 per quarter beginning with the quarter ending December 29, 2007 to $22,500 per quarter commencing on the quarter ending December 25, 2010, and under the Term Loan B facility, in equal quarterly installments of $1,250 beginning on the quarter ending December 29, 2007 and for the first 21 quarters thereafter, with the remaining balance of each term loan facility due at the maturity of the applicable term loan facility. As a result of the repayment of amounts due under the Credit Agreement, the Company does not have any amounts outstanding on Term Loan A or Term Loan B-1 as of June 28, 2008.

The Company was allowed to voluntarily prepay any of the credit facilities without premium or penalty (other than applicable breakage costs related to interest on Eurodollar loans).

The Company had no amounts outstanding under its revolving facility, and no scheduled payments were required under the revolving facility or the Term Loan X facility as of June 28, 2008. The Company had full availability of the $200,000 revolving facility as of June 28, 2008.

All amounts outstanding under the credit facilities accrued interest, at the Company’s option, initially, with respect to all loans made under the revolving facility and the Term Loan A facility: (i) at the Base Rate plus 1.25% per annum; or (ii) at the reserve adjusted Eurodollar Rate plus 2.25% per annum. With respect to loans made under the Term Loan B facility: (i) at a rate per annum equal to the Base Rate plus 1.5%; or (ii) at a rate per annum equal to the reserve adjusted Eurodollar Rate plus 2.50%; and with respect to loans made under the Term Loan X facility: (i) at a rate per annum equal to the Base Rate plus 0.75%; or (ii) at a rate per annum equal to the reserve adjusted Eurodollar Rate plus 1.75%. The margin applicable to loans under the revolving credit facility and the Term Loan A facility were subject to specified changes based on certain change in the leverage ratio as specified in the Credit Agreement. Under the terms of the Credit Agreement, the Company was required to enter into interest rate hedge agreements or otherwise fix the interest rate on up to 50% of its outstanding debt within 18 months of the close. The Company’s completion of the fixed rate convertible notes offering satisfied this requirement. Borrowings outstanding during the nine months ended June 28, 2008 had a weighted average interest rate of 4.96%. Interest expense under the credit facilities totaled $3,500 and $40,400 during the three and nine month periods ended June 28, 2008, which included non-cash interest expense of approximately $2,200 and $12,100, respectively, related to the amortization of the capitalized deferred financing costs related to the Credit Agreement.

The Company was required to pay a quarterly commitment fee, at an annual rate of 0.50%, on the undrawn commitments available under the revolving credit facility, subject to reduction based on a leverage ratio as specified in the Credit Agreement.

The Credit Agreement contained affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the Company’s ability, subject to negotiated exceptions, to: incur additional indebtedness and additional liens on its assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of its businesses.

The Credit Agreement required the Company to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter, as defined within the Credit Agreement. The maximum leverage ratio was 5.50:1.00 beginning on the Company’s fiscal quarter ended December 29, 2007, and then decreased over time to 3:00:1.00 for the quarters ending September 25, 2010 and thereafter. The minimum interest coverage ratio was 2.00:1.00 beginning with the Company’s fiscal quarter ended March 29, 2008, and was then to increase over time to 2.75:1.00 for the quarters ending September 25, 2010 and thereafter. The leverage ratio was defined as the ratio of the Company’s consolidated total debt to the Company’s consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio was defined as the ratio of the Company’s annualized consolidated adjusted EBITDA for the applicable periods to the Company’s annualized consolidated interest expense. The Company was in compliance with its financial covenants as of June 28, 2008.

As of June 28, 2008, the Company had repaid all amounts borrowed under the Credit Agreement. On July 17, 2008, in connection with its acquisition of Third Wave Technologies, Inc., the Company amended and restated its Credit Agreement with the Lenders and borrowed $540,000 (See Note 25).

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

The Convertible Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning June 15, 2008 and ending on December 15, 2013. The Convertible Notes will accrete principal from December 15, 2013 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Interest expense under the Convertible Notes totaled $8,433 and $18,975 during the three and nine month periods ended June 28, 2008, which included non-cash interest expense of $1,502 and $3,275, respectively, related to the amortization of the capitalized deferred financing costs related to the Convertible Notes Agreement.

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

Based on the Company’s evaluation of the Convertible Notes in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, the Company determined that the Convertible Notes contained a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment requiring bifurcation as the features were not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of December 10, 2007 and June 28, 2008.

As of June 28, 2008, upon conversion, without regard to any premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 56,000 common shares to the Convertible Note holders.

(c) AEG Debt

The Company’s AEG subsidiary has approximately $12,000 outstanding at June 28, 2008 under certain debt agreements. The terms of the agreements have various maturities ranging from December 30, 2010 through March 30, 2014. Outstanding borrowings had weighted-average interest rates ranging from 5.5% to 7.2% and 5.7% to 7.9% during the nine months ended June 28, 2008 and June 30, 2007, respectively. Interest expense incurred under these debt agreements totaled $174 and $572 during the three and nine months ended June 28, 2008, respectively. Interest expense incurred under these debt agreements totaled $272 and $624 during the three and nine months ended June 30, 2007, respectively.

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

As of the close of the Cytyc merger, the Company assumed the outstanding principal amount under the Cytyc Notes of $73,258. Subsequent to the close of the merger through June 28, 2008, Cytyc Notes in the principal amount of $72,960 were submitted for conversion upon which the Company issued 2,557 shares of its common stock and made cash payments in the amount of $40,574. No holder of a Cytyc Note accepted the Company’s offer to repurchase the Cytyc Notes, which offer expired in November 2007. As of June 28, 2008, Cytyc Notes with an aggregate principal amount of $298 remain outstanding which are convertible into approximately 10 shares of Hologic common stock and cash in the amount of $166.

(9) Commitments and Contingencies

Contingent Earn-Out Payments

As a result of the Cytyc merger, the Company assumed the obligation to the former Adiana® stockholders to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155,000, based on the achievement of certain FDA milestones and on incremental sales growth of the Adiana® permanent contraception product during the four-year period following FDA approval of this product.

The Company also has an obligation for a second and final earn-out to the former Suros Surgical stockholders related to Suros’ incremental revenue growth to be paid in the fourth calendar quarter of 2008 for revenues earned through July 31, 2008. The Company has recorded $18,700 for this second annual earn-out in the quarter ended June 28, 2008, with an offset to goodwill. Goodwill will also be increased by the amount of any earn-out payable on revenues earned in July 2008.

See Note 4(b) for discussion of the Company’s earn-out obligation related to the BioLucent acquisition.

Finance Lease Obligations

As a result of the Cytyc merger, the Company assumed the obligation to a non-cancelable lease agreement for a building with approximately 164,000 square feet located in Alajuela, Costa Rica, to be used as a manufacturing and office facility to replace its current Costa Rica facility, the lease for which expires on December 31, 2008. The Company is responsible for a significant portion of the construction costs and therefore was deemed, for accounting purposes, to be the owner of the building during the construction period, in accordance with EITF No. 97-10 (“EITF 97-10”), The Effect of Lessee Involvement in Asset Construction. During the three and nine months ended June 28, 2008, the Company recorded an additional $300 and $4,600, respectively, in fair market value of the portion of the building constructed. This is in addition to the $3,000 fair market value of the land and the $7,700 fair market value of the portion of the building constructed that Cytyc had recorded as of October 22, 2007. The Company has recorded such fair market value within property and equipment on its Consolidated Balance Sheet. At June 28, 2008, the Company has recorded $1,400 in accrued expenses and $15,500 in other long-term liabilities related to this obligation in the Consolidated Balance Sheet. The Company recorded the remainder of the building’s fair market value of $100 in June 2008, at which time construction was completed. The term of the lease is for a period of approximately ten years with the option to extend for two consecutive five-year terms. The lease term commenced in May 2008 and the Company is expected to transfer most of its Costa Rican operations to this facility during the second half of calendar 2008.

At the completion of the construction period, the Company reviewed the lease for potential sale-leaseback treatment in accordance with SFAS No. 98 (“SFAS 98”), Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. Based on its analysis, the Company determined that the lease did not qualify for sale-leaseback treatment. Therefore, the building, leasehold improvements and associated liabilities will remain on the Company’s financial statements throughout the lease term, and the building and leasehold improvements will be depreciated on a straight line basis over their estimated useful lives.

Future minimum lease payments, including principal and interest, under this lease were as follows at June 28, 2008:

Amount
Remaining three months ending September 27, 2008	$359
Fiscal 2009	1,456
Fiscal 2010	1,507
Fiscal 2011	1,560
Fiscal 2012	1,615

Amount
Thereafter	10,102

Total minimum payments	16,599
Less-amount representing interest	(6,718)

Total	$9,881

As a result of the Cytyc merger, the Company assumed the obligation to a non-cancelable lease agreement for a building with approximately 146,000 square feet located in Marlborough, Massachusetts, to be principally used as an additional manufacturing facility. In 2011, the Company will have an option to lease an additional 30,000 square feet. As part of the lease agreement, the lessor agreed to allow the Company to make significant renovations to the facility to prepare the facility for the Company’s manufacturing needs. The Company is responsible for a significant amount of the construction costs and therefore was deemed, for accounting purposes, to be the owner of the building during the construction period in accordance with EITF 97-10. The $13,200 fair market value of the facility is included within property and equipment, net on the Company’s Consolidated Balance Sheet. At June 28, 2008, the Company has recorded $900 in accrued expenses and $15,000 in other long-term liabilities related to this obligation in the Consolidated Balance Sheet. Cytyc began occupying a portion of the facility effective June 1, 2007. The term of the lease is for a period of approximately 12 years commencing on November 14, 2006. Based on its SFAS 98 analysis, the Company determined that the lease did not qualify for sale-leaseback treatment. Therefore, the improvements and associated liabilities will remain on the Company’s financial statements throughout the lease term, and the leasehold improvements will be depreciated on a straight line basis over their estimated useful lives.

Future minimum lease payments, including principal and interest, under this lease were as follows at June 28, 2008:

Amount
Remaining three months ending September 27, 2008	$231
Fiscal 2009	924
Fiscal 2010	982
Fiscal 2011	982
Fiscal 2012	982
Thereafter	7,177

Total minimum payments	11,278
Less-amount representing interest	(4,573)

Total	$6,705

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

Future supply commitments under the Company’s long-term supply contracts, assumed as a result of the Cytyc merger, are as follows as of June 28, 2008:

Amount
Remaining three months ending September 27, 2008	$750
Fiscal 2009	4,000
Fiscal 2010	3,000
Fiscal 2011	3,000
Fiscal 2012	3,000
Thereafter	750

$14,500

Operating Lease Commitments

As a result of the merger with Cytyc, the Company assumed all outstanding operating leases of which the most significant operating leases pertain to Cytyc’s headquarters located in Marlborough, Massachusetts, which has a 15 year term that expires on December 31, 2018 with future lease payments of approximately $39,900 as of June 28, 2008 and Cytyc’s warehouse in Methuen, Massachusetts which has a 10 year term that expires on March 31, 2013 with future lease payments of approximately $1,200 as of June 28, 2008. In addition, the Company is required to maintain the facilities during the term of the leases and to pay all proportionate shares of taxes, insurance, utilities and other costs associated with these facilities.

(10) Pension and Other Employee Benefits

In conjunction with the May 2, 2006 acquisition of AEG, the Company assumed certain defined benefit pension plans covering the employees of the AEG German subsidiary (the “Pension Benefits”). As of September 29, 2007 the Company adopted SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) using a prospective approach. The adoption of SFAS 158 did not impact the Company’s compliance with its debt covenants under its credit agreements, cash position or results of operations.

As of June 28, 2008, the Company has recorded a pension liability of approximately $8,560 as a component of accrued expenses in the accompanying consolidated financial statements. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Pension benefits are safeguarded by the Pension Guaranty Fund; a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency.

The tables below provide a reconciliation of benefit obligations, plan assets, funded status, and related actuarial assumptions of the Company’s German Pension Benefits.

	Pension Benefits
Change in Benefit Obligation	June 28, 2008	June 30, 2007
Benefit obligation at beginning of year	$(7,627)	$(8,005)
Service cost	—	—
Interest cost	(342)	(282)
Plan participants’ contributions	—	—
Actuarial gain	—	—
Foreign exchange	(841)	(498)
Benefits paid	250	203

Benefit obligation at end of period	(8,560)	(8,582)
Plan assets	—	—

Funded status	$(8,560)	$(8,582)

	Pension Benefits
Components of Net Periodic Benefit Cost	June 28, 2008	June 30, 2007
Service cost	$—	$—
Interest cost	342	282
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Recognized net actuarial gain	(75)	—

Net periodic benefit cost	$267	$282

	Pension Benefits
Weighted-Average Net Periodic Benefit Cost Assumptions	June 28, 2008	June 30, 2007
Discount rate	5.5%	5.5%
Expected return on plan assets	0%	0%
Rate of compensation increase	0%	0%

The projected benefit obligation for the German Pension Benefits plans with projected benefit obligations in excess of plan assets was $8,560 at June 28, 2008 which is the same amount as the accumulated benefit obligation for the German Pension Benefits plans at June 28, 2008.

The table below reflects the total Pension Benefits expected to be paid from the plans.

Pension Benefits
Remaining three months ending September 27, 2008	$85
Fiscal 2009	376
Fiscal 2010	384
Fiscal 2011	401
Fiscal 2012	420
Thereafter	6,894

$8,560

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

The Company applies the provisions of EITF No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share to determine diluted weighted average shares outstanding as it relates to its outstanding convertible notes and the remaining Cytyc Notes. Accordingly, the Company uses the treasury stock method to determine dilutive weighted average shares related to its convertible notes and the if-converted method as it relates to the remaining Cytyc Notes. The potential common-equivalent shares as calculated for both convertible notes were excluded from the Company’s dilutive weighted average shares as a result of the Company’s net loss position for the nine months ended June 28, 2008.

A reconciliation of basic and diluted share amounts are as follows:

	Three months ended		Nine months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Numerator:
Net income (loss), as reported, for basic earnings per share	$61,379	$24,748	$(241,244)	$62,468
Interest expense on convertible debt, net of tax	1	—	—	—

Net income (loss), as adjusted, for diluted earnings per share	$61,380	$24,748	$(241,244)	$62,468

Denominator:
Basic weighted average common shares outstanding	255,676	107,625	242,604	106,493
Weighted average common equivalent shares from assumed exercise of stock options and restricted stock units	3,703	2,394	—	2,951
Weighted average common equivalent shares from assumed conversion of convertible notes	11	—	—	—

Diluted weighted average common shares outstanding	259,390	110,019	242,604	109,444

Basic net income (loss) per common share	$0.24	$0.23	$(0.99)	$0.59

Diluted net income (loss) per common share	$0.24	$0.22	$(0.99)	$0.57

Diluted weighted average shares outstanding do not include options outstanding to purchase 4,001 common shares and 1,079 outstanding restricted stock units for the three months ended June 28, 2008, as their effect would have been anti-dilutive. Diluted weighted average shares outstanding do not include options outstanding to purchase 7,040 common shares and 116 outstanding restricted stock units as a result of the Company’s net loss position for the nine months ended June 28, 2008, as their effect would have been anti-dilutive. Diluted net income per share for the three and nine months ended June 28, 2008 excludes the effect on weighted average diluted common shares outstanding for the conversion of the Company’s convertible notes as such amounts would have been anti-dilutive. Diluted weighted average shares outstanding do not include options outstanding to purchase 1,285 and 1,303 common-equivalent shares for the three and nine months ended June 30, 2007, respectively, as their effect would have been anti-dilutive. There was no convertible debt outstanding during the three or nine months ended June 30, 2007.

(12) Stock-based Compensation

During 2004, the FASB issued SFAS No. 123(R) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative.

The Company adopted SFAS 123(R) at the beginning of fiscal 2006 utilizing the “modified prospective” method. A “modified prospective” method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As a result, the Company is recognizing compensation for the fair value of the unvested portion of option grants issued prior to the adoption of SFAS 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123. As a result, the Company has applied an estimated forfeiture rate of 6.78% and 9.4% in the three months ended June 28, 2008 and June 30, 2007, respectively, in determining the expense recorded in the Company’s consolidated statement of operations. The lower forfeiture rate is due to a change in the methodology the Company is using to calculate this rate as a result of the transformational merger with Cytyc.

The Company recorded stock-based compensation expense related to employee stock options of $2,876 and $11,558 during the three and nine month periods ended June 28, 2008, respectively, and $1,231 and $3,662 during the three and nine month periods ended June 30, 2007, respectively. The compensation expense, net of related tax effects, reduced basic earnings per share by $0.01 and had no impact on diluted earnings per share during the three month period ended June 28, 2008, and reduced both basic and diluted earnings per share by $0.03 during the nine month period ended June 28, 2008. The compensation expense, net of related tax effects, reduced both basic and diluted earnings per share by $0.01 during the three month period ended June 30, 2007 and reduced both basic and diluted earnings per share by $0.02 during the nine month period ended June 30, 2007.

Included in stock-based compensation expense for the nine months ended June 28, 2008 was $2,662 as a result of the acceleration of vesting for certain outstanding Hologic stock options upon the close of the merger with Cytyc. The original terms of these employee stock options provided for acceleration of vesting upon a change of control.

Stock-based compensation expense included $768 and $3,032 related to option modifications during the three and nine months ended June 28, 2008, respectively. During the three months ended June 28, 2008, the Company recorded $768 related to a modification of certain options to extend the period of time to exercise upon termination from 90 days to August 31, 2009 (See Note 21). During the nine months ended June 28, 2008, the Company recorded $2,264 of stock-based compensation as a result of a modification of certain stock options in connection with the Cytyc Merger Agreement in May 2007. The modification provided for acceleration of vesting of the unvested options upon a termination as a result of a change of control, as well as an extension of the period to exercise vested options from 90 days to December 31, 2009, which occurred upon the close of the merger with Cytyc.

The Company has also recorded $4,106 and $7,930 of stock-based compensation expense during the three and nine months ended June 28, 2008, respectively, and $234 and $702 during the three and nine months ended June 30, 2007, respectively, for the fair value of restricted stock units. As of June 28, 2008 there were 1,280 restricted stock units outstanding with a weighted average grant date fair value of $32.54.

Stock-based compensation expense for the nine months ended June 28, 2008 for restricted stock units included $570 as a result of the acceleration of vesting for certain outstanding restricted stock units upon the close of the merger with Cytyc. The original terms of these restricted stock units provided for acceleration of vesting upon a change of control. Stock compensation during this period also includes $1,173 related to the acceleration of certain restricted stock units related to a separation agreement with an executive (See Note 21).

Effective with the adoption of SFAS 123(R), the Company has elected to use a binomial model to determine the weighted average fair value of options. The Company considers a number of factors to determine the fair value of options including the advice of an outside valuation advisor and the advisor’s model. The weighted average fair value of options granted during the three and nine months ended June 28, 2008, under the binomial valuation method, were $9.65 and $10.38, respectively. The weighted average fair value of options granted during the three and nine months ended June 30, 2007, under the binomial valuation method, was $14.36 and $13.01, respectively.

The weighted-average assumptions utilized to determine such values are indicated in the following table:

	Three months ended		Nine months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Risk-free interest rate	3.0%	5.0%	3.0% to 4.0%	5.0%
Expected volatility	36%	55%	36% to 38%	55%
Expected life (in years)	3.8	5.0	3.8 to 4.6	5.0
Dividend yield	—	—	—	—
Forfeiture rate	6.78%	9.4%	6.78% to 9.0%	9.4%

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

The reduction in the assumption used for the expected life of the options from 5 years to 3.8 years for the third quarter of fiscal 2008 is due to a change in the contractual life of the options granted beginning in the second quarter of 2008 from 10 years to 7 years.

The following table summarizes all stock option activity under all of the Company’s equity incentive plans (the “Plans”), including those assumed in connection with its merger with Cytyc, during the nine months ended June 28, 2008:

	Number of Shares	Per Share Exercise Price	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 29, 2007	5,721	$0.99 – 31.13	$9.77	$118,599
Cytyc options converted upon merger	16,465	0.29 – 30.99	16.10
Granted	3,216	8.23 – 35.26	32.87
Terminated	(214)	1.60 – 33.58	23.55
Exercised	(11,182)	0.29 – 30.99	15.11	194,476

Outstanding at June 28, 2008	14,006	0.29 – 35.26	17.56	97,167

Exercisable at June 28, 2008	10,495	$0.29 - 32.82	$13.45	$94,882

Vested and expected to vest at June 28, 2008 (1)	13,423

Available for grant at June 28, 2008	28,121

(1)	This represents the number of vested stock options as of June 28, 2008 plus the unvested outstanding options at June 28, 2008 expected to vest in the future, adjusted for estimated forfeitures.

The table below provides the range of exercise prices for options outstanding and options exercisable at June 28, 2008; however, the table excludes 1,280 of outstanding restricted stock units.

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$0.29 –1.26	197	2.45	$1.20	197	$1.20
1.28 – 1.92	218	3.82	1.83	218	1.83
1.93 – 2.57	800	3.94	2.43	800	2.43
2.63 – 3.56	929	5.28	3.53	929	3.53
3.57 – 5.09	856	2.48	4.91	825	4.91
5.10 – 8.23	719	2.47	7.79	697	7.83
8.25 – 10.95	300	4.97	9.44	239	9.46

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
11.05 – 16.32	2,262	5.18	14.55	2,217	14.57
16.33 – 23.90	4,071	5.55	19.74	3,660	19.49
23.91 – 35.26	3,654	7.61	31.26	713	27.85

$ 0.29 – 35.26	14,006	5.49	$17.56	10,495	$13.45

As of June 28, 2008, there was $30,139 of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.8 years.

A summary of the status of the Company’s restricted stock units, the Company’s only non-vested shares, as of June 28, 2008, and changes during the nine months ended June 28, 2008, is presented below:

Non-vested Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Non-vested at September 29, 2007	168	$23.53
Granted	1,226	33.23
Vested	(84)	24.22
Forfeited	(30)	33.26

Non-vested at June 28, 2008	1,280	$32.54

As of June 28, 2008, there was $27,747 of total unrecognized compensation cost related to non-vested shares granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.34 years.

(13) Equity Incentive and Employee Stock Purchase Plans

Equity Incentive Plan

At the Company’s March 11, 2008 Annual Meeting of Stockholders, the Company’s 2008 Equity Incentive Plan (the “2008 Equity Plan”) was approved. In connection with this approval, the Company’s Second Amended and Restated Equity Incentive Plan was terminated. The purpose of the 2008 Equity Plan is to provide stock options, stock issuances and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company and its parents and subsidiaries, and any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company. The 2008 Equity Plan is administered by the Board of Directors of the Company, and a total of 20,000 shares were reserved for issuance under this Plan.

Employee Stock Purchase Plan

At the Company’s March 11, 2008 Annual Meeting of Stockholders, the Company’s 2008 Employee Stock Purchase Plan (the “ESP Plan”) was approved. The plan meets the criteria set forth in SFAS 123(R)’s definition of a non-compensatory plan and will, therefore, not give rise to recognizable compensation expense. Employees who have completed three consecutive months, or two years, whether or not consecutive, of employment with the Company or any of its participating subsidiaries are eligible to participate in the ESP Plan. The ESP Plan allows participants to purchase common stock of the Company at 95% of the fair market value, as defined. A total of 400 shares may be issued under the ESP Plan; however no shares have been issued to date.

(14) Rights Agreement

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

(15) Comprehensive Income (Loss)

The Company’s items of other comprehensive income (loss) relate to deferred tax on minimum pension liability and foreign currency translation adjustments, and are presented separately on the balance sheet as required.

A reconciliation of comprehensive income (loss) is as follows:

	Three months ended		Nine months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income (loss) as reported	$61,379	$24,748	$(241,244)	$62,468
Foreign currency translation adjustment	(170)	505	5,200	1,479
Deferred tax on minimum pension liability	295	—	(670)	—

Comprehensive income (loss)	$61,504	$25,253	$(236,714)	$63,947

(16) Business Segments and Geographic Information

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

In addition, the Company is reporting two new operating segments: Diagnostics and GYN Surgical. Diagnostics includes the ThinPrep® Products and the FullTerm® Fetal Fibronectin test, acquired as part of Cytyc’s purchase of Adeza Biomedical Corporation in March 2007 and GYN Surgical includes the NovaSure system and the Adiana® TCS system under development. The MammoSite® Radiation Therapy system, previously part of Cytyc’s surgical reporting segment, which is a single-use device for the treatment of early-stage breast cancer, is now part of the Company’s Breast Health segment.

As a result of these changes, the Company now reports its business as four segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. Identifiable assets for the four principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other identifiable assets as corporate assets. Intersegment sales and transfers are not significant. Segment information for the three and nine months ended June 28, 2008 and June 30, 2007 is as follows:

	Three months ended		Nine months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Total revenues–
Breast Health	$219,498	$166,295	$639,808	$461,885
Diagnostics	126,564	—	351,311	—
GYN Surgical	56,310	—	161,417	—
Skeletal Health	27,120	25,210	79,450	73,919

	$429,492	$191,505	$1,231,986	$535,804

Operating income (loss)–
Breast Health	$56,421	$39,744	$157,375	$98,760
Diagnostics	35,824	—	(9,336)	—
GYN Surgical	12,220	—	(259,680)	—

	Three months ended		Nine months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Skeletal Health	3,156	188	2,590	2,494

	$107,621	$39,932	$(109,051)	$101,254

Depreciation and amortization–
Breast Health	$9,924	$6,494	$29,669	$20,209
Diagnostics	25,474	—	70,340	—
GYN Surgical	8,141	—	22,506	—
Skeletal Health	1,572	1,127	4,463	3,062

	$45,111	$7,621	$126,978	$23,271

Capital expenditures–
Breast Health	$4,656	$4,771	$14,090	$10,763
Diagnostics	2,896	—	8,032	—
GYN Surgical	3,725	—	12,765	—
Skeletal Health	2,051	2,760	7,499	5,995

	$13,328	$7,531	$42,386	$16,758

	June 28, 2008	September 29, 2007
Identifiable assets–
Breast Health	$1,447,643	$718,155
Diagnostics	2,659,571	—
GYN Surgical	3,080,756	—
Skeletal Health	34,531	29,531
Corporate	591,079	318,663

	$7,813,580	$1,066,349

There were no customers with balances greater than 10% of accounts receivable as of June 28, 2008 or September 29, 2007, nor any customer that represented greater than 10% of product revenues during the three and nine months ended June 28, 2008 and June 30, 2007.

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America, during the three and nine months ended June 28, 2008 totaled approximately $71,101 and $218,840, respectively, and for the three and nine months ended June 30, 2007 totaled approximately $39,879 and $118,885, respectively.

Products sold by the Company internationally are manufactured at domestic and international manufacturing locations such as Costa Rica, where much of the GYN Surgical products are currently being manufactured.

Transfers between the Company and its subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

There were no intersegment revenues during the three or nine months ended June 28, 2008.

Export product sales as a percentage of total product sales were as follows:

	Three months ended		Nine months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Europe	11%	14%	12%	15%
Asia	4%	5%	4%	6%
All others	3%	5%	4%	5%

	18%	24%	20%	26%

(17) Litigation and Other Matters

In March 2005, the Company was served with a Complaint filed on November 12, 2004, by Oleg Sokolov with the United States District Court for the District of Connecticut alleging that the Company’s HTC™ grid infringes U.S. Patent Number 5,970,118. The plaintiff sought to preliminarily and permanently enjoin the Company from infringing the patent, as well as damages resulting from the alleged infringement, treble damages and reasonable attorney fees, and such other and further relief as may be available. On April 25, 2005, the Company filed an Answer and Counterclaims in response to the complaint in which it denied the plaintiff’s allegations and, among other things, sought declaratory relief with respect to the patent claims and damages, as well as other relief. On March 2, 2007 the Court granted summary judgment in the Company’s favor, holding that the patent-in-suit is invalid, and dismissed Oleg Sokolov’s complaint, thus leaving in the case only the Company’s counterclaims against Oleg Sokolov. In a related matter, the United States Patent and Trademark Office decided in December 2005 to re-examine the validity of Sokolov’s patent, and this case was stayed pending completion of this process. On October 28, 1998, the plaintiff had previously sued Lorad, asserting, among other things, that Lorad had misappropriated the plaintiff’s trade secrets relating to the HTC grid. This previous case was dismissed on August 28, 2000. The dismissal was affirmed by the Appellate Court of the State of Connecticut, and the United States Supreme Court refused to grant Certiorari. Following the dismissal, Sokolov threatened to file further claims related to the matter, and as a result, the Company entered into mediation with Sokolov. On April 23, 2008, the parties entered into a settlement agreement whereby Hologic paid Sokolov a nominal sum and the parties dismissed all claims against each other.

On June 16, 2003, Cytyc filed a suit for Declaratory Judgment in United States District Court for the District of Massachusetts asking the court to determine and declare that certain of TriPath Imaging, Inc.’s (“TriPath”) patents are invalid and not infringed by Cytyc’s ThinPrep® Imaging System. On June 17, 2003, TriPath announced that it had filed a lawsuit against Cytyc in the United States District Court for the Middle District of North Carolina alleging patent infringement, false advertising, defamation, intentional interference, unfair competition, and unfair and deceptive trade practices. In its complaint TriPath sought the issuance of a preliminary and permanent injunction enjoining Cytyc from infringing the asserted patents and to award unspecified damages, unspecified treble damages and attorneys’ fees, and the impounding and destruction of the alleged infringing products. The non-patent claims were dismissed and the patent cases were then consolidated into a single action. In October of 2007, the parties entered into a settlement agreement. Under the terms of the settlement agreement, Cytyc will pay TriPath an on-going royalty for a license under certain of TriPath’s patents. The two parties have also agreed to a non-royalty bearing cross-license of other patents held by each company. The settlement agreement resolves all pending litigation between the parties and permits Cytyc to continue making, using and selling the ThinPrep® Imaging System.

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

On January 9, 2008, Tissue Extraction Devices, LLC filed a complaint against the Company and Suros in the United States District Court for the Northern District of Illinois, alleging infringement of US Patent No. 7,316,726 by certain of the ATEC biopsy systems manufactured and sold by Suros. The complaint seeks to enjoin the Company and Suros from infringing the patents as well as the recovery of damages and costs resulting from the alleged infringement. On May 20, 2008, the judge in Illinois granted the Company’s motion to transfer the case to the United States District Court for the Southern District of Indiana. Given the early stage of the litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

On January 8, 2008, the Company filed a suit against SenoRx in the United States District Court for the District of Northern California for infringement of U.S. Patent Nos. 5,913,813, 6,413,204, and 6,482,142. The complaint seeks to enjoin SenoRx from infringing the patents, recovery of damages and costs and seeks a finding of willful infringement. On February 6, 2008 the Company filed a motion for preliminary injunction seeking to enjoin further sales of the SenoRx Contura device. On April 25, 2008 the judge issued an order denying the motion but ordered the parties to schedule a trial in 60-90 days from the date of the order. A Markman hearing was scheduled for June 25, 2008 and the matter was scheduled to go to trial beginning July 14, 2008. However, the parties agreed to a sixty day stay in order to explore the possibility of settlement.

The Company is a party to various other legal proceedings arising out of the ordinary course of its business. The Company believes that there are no other proceedings pending against it which, if determined adversely, would have a material adverse effect on its financial condition or results of operations.

(18) Income Taxes

The Company’s effective tax rates for the three and nine months ended June 28, 2008 were 35.3% and (42.1)%, respectively. The Company’s effective tax rates for the three and nine months ended June 30, 2007 were 39% and 38%. For the nine months ended June 28, 2008, the effective tax rate was reduced primarily due to the acquired in-process research and development charge related to the Cytyc merger. As of June 28, 2008 the Company has recorded a net deferred tax liability of approximately $903,400. This liability is net of certain deferred tax assets. Management’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company combined with tax planning strategies available to the Company will provide sufficient taxable income to realize recorded tax assets. Such tax strategies include estimates and involve judgment. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable. The Company’s net deferred tax liability increased approximately $878,000 in the nine months ended June 28, 2008 primarily due to the increase of intangible assets as a result of the Cytyc merger, for which the related amortization is not deductible for tax purposes.

On September 30, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. As a result of its adoption of FIN 48, the Company has recorded the cumulative effect of the change in accounting principle of $480 as a decrease to opening retained earnings.

The Company had gross unrecognized tax benefits of approximately $6,300 as of September 30, 2007. Of this amount, $4,100 represents the amount of unrecognized tax benefits as of September 30, 2007 that, if recognized, would result in a reduction of the Company’s effective tax rate. At December 29, 2007 the Company had $20,300 of gross unrecognized tax benefits, $4,200 of which, if recognized, would result in the reduction of the Company’s effective tax rate. The increase in unrecognized tax benefits at December 29, 2007 is primarily due to the merger with Cytyc. It is reasonably possible that the Company will recognize $2,000 of unrecognized tax benefits reported on previously filed returns due to expiration of statute of limitations in the next 12 months. There were no significant changes during the third quarter ended June 28, 2008.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as part of income tax expense in its consolidated statements of operations. As of September 30, 2007, accrued interest was approximately $100, net of federal benefit. As of June 28, 2008, no penalties have been accrued.

The Company and its subsidiaries are subject to United States federal income tax, as well as income tax of multiple state income and foreign jurisdictions. The current tax returns are open for audit through fiscal 2012.

The Company is currently evaluating the impact of the State of Massachusetts legislative changes made on July 3, 2008 and its impact on Massachusetts corporate income taxes.

(19) Product Warranties

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

Product warranty activity for the nine months ended June 28, 2008 and June 30, 2007 is as follows:

	Balance at beginning of period	Accruals for warranties provided during the period	Accruals for warranties acquired during the period	Write- offs/payments	Balance at end of period
Nine Months Ended:
June 28, 2008	$12,087	$7,369	$591	$(9,135)	$10,912
June 30, 2007	$8,987	$8,174	$—	$(5,633)	$11,528

(20) Restructuring Accrual

As a result of the Cytyc merger, the Company assumed previous Cytyc management approved restructuring plans designed to reduce future operating expenses by consolidating its Mountain View, California operations into its existing operations in Costa Rica and Massachusetts as well as restructuring plans relating to it’s acquisitions of Adeza and Adiana® Inc. during March 2007. In connection with these plans, the Company assumed a total liability of approximately $4,658. During the nine months ended June 28, 2008, the Company did not incur any additional restructuring costs related to retention costs for employees. Any additional severance and/or retention costs related to these restructurings would be an adjustment to goodwill.

Additionally, the Company recorded a liability of approximately $2,800 in accordance with EITF 95-3, primarily related to termination of certain employees related to minimum inventory purchase commitments and other contractual obligations for which business activities have been discontinued.

Changes in the restructuring accrual for the nine months ended June 28, 2008 were as follows:

	Nine Months Ended June 28, 2008
	Other	Termination Benefits
Balance acquired, October 22, 2007	$—	$4,658
Provided for under EITF 95-3	1,872	1,173
Adjustments	(266)	(703)
Payments	(548)	(3,771)

Ending balance	$1,058	$1,357

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

(21) Related Party Transactions

In May 2006, the Company entered into retention and severance agreements with certain executives that provide for retention payments in cash totaling $3,000 if these executives remain employed with the Company through December 31, 2008 (the “Retention Date”). The Company has determined that it is probable that these amounts will be paid and, therefore, is accruing these amounts ratably through the Retention Date. In addition, in connection with the retention and severance agreement, these executives were awarded 108 restricted stock units with an aggregate value of $2,500. These restricted stock units cliff vest on the Retention Date. These shares are excluded from the computation of basic earnings per share until the shares vest because the employee is not entitled to the reward of stock ownership. The Company is recording the $2,500 of stock-based compensation over the vesting period of the restricted stock units. As a result, the Company recorded stock-based compensation expense of $234 and $703 during the three and nine months ended June 28, 2008, respectively, and $234 and $702 during the three and nine months ended June 30, 2007, respectively. The retention and severance agreements also provide these executives with certain cash payments and continuation of benefits, as defined, in the event of termination without cause.

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

On October 22, 2007, the Company entered into retention and severance agreements with certain executives of the Company. The Company has determined that it is probable that these amounts will be paid and, therefore, is accruing these amounts ratably over the applicable retention period. In addition, these executives were awarded 76 restricted stock units with an aggregate value of $2,500. The restricted stock units cliff vest at the end of the applicable retention period. The Company is recording the $2,500 of stock-based compensation over the vesting period of the restricted stock units. The Company recorded stock-based compensation expense of $1,257 and $1,728 during the three and nine months ended June 28, 2008, respectively, related to these restricted stock units, of which $1,174 recorded in the third quarter was a restructuring charge as described below.

On May 20, 2008, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Patrick J. Sullivan, Chairman of the Board of Directors of the Company. The Separation Agreement required the Company to pay Mr. Sullivan a total of $4,442 and continue to pay Mr. Sullivan’s premiums for COBRA continuation coverage under the Company’s group medical plan for eighteen months following the effective date of the separation. In addition, the Separation Agreement provided that Mr. Sullivan’s 45,710 restricted stock units granted pursuant to a Restricted Stock Unit Agreement dated October 22, 2007 would become fully vested, and Mr. Sullivan’s options to purchase the Company’s Common Stock, all of which were fully vested, would be extended so as to remain exercisable until August 31, 2009. The acceleration of the restricted stock units and modification of options resulted in a stock-based compensation charge of $1,941. The Company recorded the lump sum payment and stock-based compensation charge totaling approximately $6,400 as a restructuring charge in the accompanying consolidated statement of operations during the three months ended June 28, 2008.

(22) Supplemental Executive Retirement Plan

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

On both October 30, 2006 and October 22, 2007, the Compensation Committee of the Board of Directors approved a $1,500 discretionary cash contribution to the SERP for each year respectively. Discretionary contributions by the Company to the SERP are held in a Rabbi Trust. The Company is recording compensation expense for the SERP discretionary contribution ratably over the three-year vesting period, which totaled $684 and $327 in the nine months ended June 28, 2008 and June 30, 2007, respectively. The full amount of the discretionary contribution has been recorded as a component of accrued expenses in the accompanying Consolidated Balance Sheets. The unvested portion of the contribution of $910 and $725 are classified in prepaid expenses and other current assets and other long-term assets, respectively, in the accompanying Consolidated Balance Sheets.

The Company has purchased Company-owned group life insurance contracts, in which both voluntary and discretionary Company SERP contributions are invested to fund payment of the Company and employees contributed amounts and related earnings, in the amount of $6,415 which approximates the total of employee voluntary contributions into the plan and the Company’s cash portion of its discretionary contribution. The values of these life insurance contracts have been recorded as a component of other long-term assets in the accompanying Consolidated Balance Sheet. Changes in the cash surrender value of life insurance contracts are recorded as a component of other (expense), net in the accompanying Consolidated Statement of Operations.

(23) Goodwill and Intangible Assets

Consistent with prior years, the Company conducted its annual impairment test of goodwill for its historical reporting units during the second quarter of fiscal 2008 (the Company’s historical reporting units include Mammography, R2, Suros and AEG). For the goodwill allocated to new reporting units as a result of the acquisition of Cytyc, the Company has selected the first day of its fourth quarter of the fiscal year as its annual impairment test of goodwill date. In performing the test, the Company utilizes the two-step approach prescribed under SFAS No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. The Company considered a number of factors to determine the fair value of a reporting unit, including an independent valuation, to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales or offerings of similar companies. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. Since the adoption of SFAS 142, the Company has not performed the second step of the impairment test because the fair value of each reporting unit has exceeded its respective carrying value.

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

Subsequent to the Cytyc merger, the Company decided to discontinue the development of Cytyc’s Helica® product. The Company will not realize any future cash flows from this product. The Company’s intangible asset valuation for Cytyc included approximately $2,900 related to customer relationships for Helica®. As a result of the Helica® product discontinuation, the Company recorded an impairment charge, as a component of its GYN Surgical segment, of $2,900 in the first quarter of fiscal 2008.

Since the time of the merger, the Company reallocated its segment allocation of goodwill to reflect expected revenue synergies in its historical reporting segments. Accordingly, the Company recorded an increase in goodwill allocated to its Breast Health and Skeletal Health segments in the amount of $498,700 and $7,600, respectively. The preliminary allocation of goodwill by reporting segment consists of the following:

Reporting Segment	Balance as of June 28, 2008	Balance as of September 29, 2007
Breast Health	$924,399	$406,950
Diagnostics	1,252,973	—
GYN Surgical	2,024,945	—
Skeletal Health	8,244	578

	$4,210,561	$407,528

Intangible assets consist of the following:

Reporting Segment	Description	Weighted Average Estimated Useful Life (in years)	As of June 28, 2008		As of September 29, 2007
			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Breast Health	Developed Technology	4.34	$293,859	$31,286	$132,257	$19,625
	Customer Relationship	8.64	69,392	12,557	55,692	6,303
	Trade Name	6.33	24,699	1,969	12,350	929
	Order Backlog	0.00	800	800	800	800
	Patents	10.82	3,489	645	1,273	636
Diagnostics	Developed Technology	7.58	981,800	40,275	—	—
	Customer Relationship	7.78	224,900	5,762	—	—
	Trade Name	15.13	71,500	3,683	—	—
GYN Surgical	Developed Technology	15.00	767,300	15,417	—	—
	Customer Relationship	6.74	190,000	41	—	—
	Trade Name	10.88	50,800	1,936	—	—
Skeletal Health	Patents	11.40	7,096	6,874	7,066	6,784

	Totals		$2,685,635	$121,245	$209,438	$35,077

On April 4, 2008, the Company sold its CT CAD technology, acquired as part of its acquisition of R2 Technology in 2006. As a result of this sale, the Company reduced the net book value of its developed technology in the Breast Health reporting segment by $11,000 during the three month period ended June 28, 2008.

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

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Remaining three months ending September 27, 2008	$31,117
Fiscal 2009	193,225
Fiscal 2010	215,716
Fiscal 2011	222,465
Fiscal 2012	227,965
Fiscal 2013	221,394

(24) Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur. SFAS 159 also establishes additional disclosure requirements for these items stated at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is the Company’s 2009 fiscal year, with early adoption permitted, provided that the Company also adopts SFAS 157. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 states that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The consensus may not be applied to earlier periods. Early adoption of the provisions is not permitted. The Company’s historical policy has been to capitalize upfront nonrefundable advance payments related to research and development activities and expense these amounts as the goods are delivered or services rendered. Therefore, the adoption of this consensus should not have any impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS 141(R)”), Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination to be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally to affect income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Early adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51. SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Early adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires increased qualitative, quantitative, and credit-risk disclosures, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company is required to adopt SFAS 161 effective for the quarter ending March 31, 2009. The Company is currently evaluating the impact that the adoption of SFAS 161 will have on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142. The FSP amends paragraph 11(d) of SFAS 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset.

The FSP also requires the following incremental disclosures for renewable intangible assets:

•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class

•	The entity’s accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible asset

•	For intangible asset renewed or extended during the period:

•	For entities that capitalize renewal or extension costs, the costs incurred to review or extend the asset, for each major intangible asset class

•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class.

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

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. The liability and equity components of convertible debt instruments within the scope of this FSP must be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the debt over the amount ultimately allocated to the liability component is required to be amortized to interest expense using the interest method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As a result, the Company will adopt this standard at the beginning of fiscal 2010. This FSP must be applied retrospectively to all periods presented. The retrospective adoption of this FSP will increase the Company’s historical reported interest expense from December 10, 2007 (issuance date of the Convertible Notes) forward. The Company is currently quantifying the impact that the adoption of this FSP will have on its historical reported consolidated financial statements for fiscal 2008.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statement issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact that the adoption of EITF Issue No. 07-05 will have on its consolidated financial statements.

(25) Subsequent Events

Acquisition of Third Wave

On July 24, 2008 the Company completed its acquisition of Third Wave Technologies, Inc. (“Third Wave”) pursuant to a definitive agreement dated June 8, 2008. The Company paid $11.25 per share of Third Wave, for an aggregate purchase price of approximately $580,000, excluding acquisition related fees and expenses. The Company has concluded that the acquisition of Third Wave does not represent a material business combination and therefore no pro forma financial information has been provided herein. As of the acquisition date, the Company’s results of operations will include the results of Third Wave, which will be reported as a component of the Company’s Diagnostics reporting segment.

Third Wave, located in Madison, WI, develops and markets molecular diagnostic reagents for a wide variety of DNA and RNA analysis applications based on its proprietary Invader® chemistry. Third Wave’s current clinical diagnostic offerings consist of products for conditions such as Cystic Fibrosis, Hepatitis C, cardiovascular risk and other diseases. Third Wave recently submitted to the U.S. Food and Drug Administration (“FDA”) pre-market approval (“PMA”) applications for two human papilloma virus, or HPV, tests.

Amended Credit Agreement

In connection with its acquisition of Third Wave, on July 17, 2008, the Company entered into an amended and restated credit agreement relating to a senior secured credit facility (the “Amended Credit Agreement”) with Goldman Sachs Credit Partners L.P., and certain other lenders (collectively, the “Lenders”). The Amended Credit Agreement amended and restated the Company’s existing credit agreement with Goldman Sachs Credit Partners L.P. and the lenders named therein, dated as of October 22, 2007.

Pursuant to the terms and conditions of the Amended Credit Agreement, the Lenders have committed to provide senior secured financing in an aggregate amount of up to $800,000.

The credit facilities under the Amended Credit Agreement consist of:

•	$400,000 senior secured tranche A term loan;

•	$200,000 senior secured tranche B term loan;

•	$200,000 senior secured revolving credit facility (the “revolving facility”).

Under the Amended Credit Agreement, the amounts under the tranche A term loan and the tranche B term loan are available to the Company in multiple drawdowns until the earlier of the consummation of the Merger or December 5, 2008. In order to consummate the offer for the shares of Third Wave and to complete the acquisition of Third Wave through a merger (“the Merger”), the Company borrowed $540,000 under the credit facilities on July 17, 2008, consisting of $400,000 under the tranche A term loan and $140,000 under the tranche B term loan.

The domestic subsidiaries of the Company which are party to the Amended Credit Agreement (including Third Wave, which joined as a party to the Amended Credit Agreement on July 24, 2008) have guaranteed the Company’s obligations under the credit facilities and the credit facilities are secured by first-priority liens on, and first-priority security interests in, substantially all of the assets of the Company and all subsidiaries party to the Amended Credit Agreement, a first priority security interest in 100% of the capital stock issued by each guarantor, 65% of the capital stock issued by certain first-tier foreign subsidiaries of the Company and each guarantor and all intercompany debt. The security interests are evidenced by an Amended and Restated Pledge and Security Agreement by and among Goldman Sachs Credit Partners L.P., as collateral agent, Hologic and the other parties therein named (the “Amended Pledge and Security Agreement”). The Amended Pledge and Security Agreement amended and restated Hologic’s existing Pledge and Security Agreement by and among Goldman Sachs Credit Partners L.P., as collateral agent, Hologic and the other parties therein named, dated as of October 22, 2007.

The final maturity dates for the credit facilities will be as follows:

•	for the term loan A facility, September 30, 2012;

•	for the term loan B facility, March 31, 2013;

•	for the revolving facility, September 30, 2012.

The Company is required to make scheduled principal payments under the term loan A facility in increasing amounts ranging from $10,000 per quarter commencing with the quarter ending September 30, 2008 to $15,000 per quarter commencing with the quarter ending September 30, 2010, and under the term loan B facility, in equal quarterly installments of $500 beginning on the quarter ending September 30, 2008, with the remaining balance of each term loan facility due at the maturity of the applicable term loan facility. The revolving credit facility will become due at maturity. No scheduled amortizations are required under the revolving facility.

Hologic is required to make principal repayments first, pro rata among the term loan facilities and second to the revolving credit facility from specified excess cash flows from operations and from the net proceeds of specified types of asset sales, debt issuances, insurance recoveries and equity offerings.

Hologic may voluntarily prepay any of the credit facilities without premium or penalty (other than applicable breakage costs related to interest on Eurodollar loans).

All amounts outstanding under the credit facilities will bear interest, at Hologic’s option, as follows:

Initially, with respect to loans made under the revolving facility and the term loan A facility:

(i) at the Base Rate plus 1.50% per annum; or

(ii) at the reserve adjusted Eurodollar Rate plus 2.50% per annum; and

With respect to loans made under the term loan B facility:

(i) at a rate per annum equal to the Base Rate plus 2.25%; or

(ii) at a rate per annum equal to the reserve adjusted Eurodollar Rate plus 3.25%.

The margin applicable to loans under the revolving credit facility and the term loan A facility is subject to specified changes based on certain changes in the leverage ratio as specified in the Amended Credit Agreement.

Interest accruing at the base rate generally is payable by Hologic on a quarterly basis. Interest accruing at the Eurodollar Rate is payable on the last day of selected interest periods (which shall be one, two, three and six months and in certain circumstances, nine or twelve months) unless the interest period exceeds three months, in which case, interest will be due at the end of every three months.

Hologic will pay a quarterly commitment fee, at a per annum rate of 0.50%, on the undrawn commitments available under the revolving credit facility, which per annum rate is subject to reduction based on a leverage ratio as specified in the Amended Credit Agreement.

The credit facilities contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Hologic loan parties, subject to negotiated exceptions, to: incur additional indebtedness and additional liens on their assets; engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses.

The credit facilities require the Hologic loan parties to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter. The maximum leverage ratio is 5.50:1.00 beginning on the Company’s fiscal quarter ending September 27, 2008, and then decreases over time to 3:00:1.00 for the fiscal quarter ending September 25, 2010 and each fiscal quarter thereafter. The minimum interest coverage ratio is 2.25:1.00 beginning with the Company’s fiscal quarter ending September 27, 2008, and then increases over time to 2.75:1.00 for the fiscal quarter ending September 25, 2010 and each fiscal quarter thereafter. The leverage ratio is defined as the ratio of Hologic’s consolidated total debt to the Company’s consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of the Company’s annualized consolidated adjusted EBITDA for the applicable periods to the Company’s annualized consolidated interest expense. These terms, and the calculation thereof, are defined in further detail in the Amended Credit Agreement.

Third Wave Commitments and Contingencies

As a result of the merger with Third Wave on July 24, 2008, the Company assumed certain operating leases, the most significant of which is related to Third Wave’s corporate facility in Madison, Wisconsin, which is effective through September 2014. Future lease payments on these operating leases were approximately $6,600 as of June 28, 2008.

Additionally, the Company assumed several license agreements for certain patent rights. These payments will be made through 2011 and future payments under these license agreements are approximately $7,100 as of June 28, 2008.

In October 2005, Third Wave filed a declaratory judgment suit in the United States District Court for the Western District of Wisconsin against Digene Corporation seeking a ruling that its HPV ASRs do not infringe any valid claims of Digene’s human papillomavirus related patents. In January 2006, Third Wave reached an agreement with Digene to dismiss the suit without prejudice. Third Wave also agreed that neither party would file a suit against the other relating to the human papillomavirus patents for one year. After this period expired, on January 11, 2007, Digene Corporation filed suit against Third Wave in the United States Court for the Western District of Wisconsin. The complaint alleged patent infringement of unidentified claims of a single patent related to HPV type 52 by Third Wave’s HPV ASR product. Third Wave filed its response to Digene’s complaint on February 28, 2007, which, in addition to denying the alleged infringement, also asserted that certain Digene sales practices violate certain antitrust laws. After conducting a hearing on June 22, 2007, the court released its claim construction order on July 23, 2007 adopting all of Third Wave’s proposed construction. On July 31, 2007, Digene filed a motion to reconsider the court’s claim construction. On September 26, 2007, the court issued an order denying Digene’s motion for reconsideration in its entirety and upheld the earlier claim construction ruling. In response, in a filing to the court, Digene stated that it “believes it will not be able to sustain its claim of infringement.” On October 19, 2007 Digene filed a motion for summary judgment on Third Wave’s antitrust counterclaims. On November 23, 2007 the court issued an order dismissing Digene’s patent infringement claims. On January 11, 2008, the court issued an order granting Digene’s motion for summary judgment on Third Wave’s antitrust counterclaims. On February 29, 2008 both Third Wave and Digene filed notices of appeal to the Court of Appeals for the Federal Circuit. On June 11, 2008, Digene filed its opening brief asking the Federal Circuit to overturn certain of the district court's claim construction. Third Wave's brief responding to Digene's opening brief and appealing the district court's antitrust ruling is set to be filed on September 8, 2008.

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

Our business and prospects were significantly altered upon completion of our merger with Cytyc Corporation (“Cytyc”) on October 22, 2007. In the last two years, we and Cytyc have also acquired a number of businesses including BioLucent LLC (“BioLucent”), Adeza Biomedical Corporation (“Adeza”), Adiana®, Inc. (“Adiana”), AEG Elektrofotografie (“AEG”), R2™ Technology, Inc. (“R2”) and Suros® Surgical Systems, Inc. (“Suros”). On July 24, 2008 we completed our acquisition of Third Wave Technologies, Inc. (“Third Wave”), a company that develops and markets molecular diagnostic reagents for a wide variety of DNA and RNA analysis applications based on its proprietary Invader® chemistry.

Risks and uncertainties relating to the Cytyc merger and these additional acquisitions could cause actual results to materially differ from those contemplated by the forward-looking statements including, without limitation:

•	our ability to successfully integrate acquired businesses, which may result in the combined companies not operating as effectively and efficiently as expected;

•

the risks associated with the significant debt we incurred in financing both the Cytyc and Third Wave transactions, including our obligation to meet financial covenants and payment obligations under those financing arrangements, restrictive covenants that may limit our ability to engage in advantageous transactions, and other risks generally associated with the substantial leverage and other limitations resulting from such financing;

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

•

manufacturing risks that may limit our ability to increase commercial production of our Selenia™ systems and other of our digital products, including our reliance on a single or a limited number of suppliers for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of direct radiography products in general;

•	uncertainties inherent in the development of new products and the enhancement of existing products, including technical, FDA approval/clearance and other regulatory risks, cost overruns and delays;

•	the risk that newly introduced products may contain undetected errors or defects or otherwise not perform as anticipated;

•	our ability to predict accurately the demand for our products, and products under development;

•	our ability to successfully manage our international operations, including fluctuations in exchange rates;

•	our ability to develop strategies to address our markets successfully and the risk that the markets for our products may not develop or continue as expected;

•	the early stage of market development for certain of our products;

•	expenses and uncertainties relating to litigation, product liability claims and allegations of infringement of third party intellectual property rights;

•	technical innovations that could render products marketed or under development by us obsolete and our ability to protect our proprietary technologies;

•	competition;

•	general worldwide economic conditions and related uncertainties; future legislative, regulatory or tax changes as well as other economic, business and/or competitive factors.

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

OVERVIEW

We are a diversified medical technologies company dedicated to serving the healthcare needs of women. Historically, we have developed, manufactured and marketed products focused on mammography, breast care and osteoporosis assessment. In October 2007, we completed our business combination with Cytyc, a company that develops, manufactures and markets complementary products covering a range of cancers and women’s health indications, including cervical cancer screening, prenatal diagnostics, treatment of excessive menstrual bleeding and partial breast radiation therapy. On July 24, 2008 we completed our acquisition of Third Wave, a company that develops and markets molecular diagnostic reagents for a wide variety of DNA and RNA analysis applications based on its proprietary Invader® chemistry.

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

Our breast health products include a broad portfolio of breast imaging and related products, including digital and film-based mammography systems, computer-aided detection (“CAD”), breast biopsy guidance systems, minimally invasive breast biopsy and tissue extraction devices, breast cushioning pads, accelerated partial breast radiation therapy devices and our photoconductor coating business, an ancillary business that we acquired as part of our acquisition of AEG. Our skeletal health products primarily consist of dual-energy X-ray bone densitometry systems, an ultrasound-based osteoporosis assessment product, our fluoroscopic mini C-arm imaging products and line of extremity Magnetic Resonance Imaging (“MRI”) systems that are manufactured by Esaote, our original equipment manufacturer.

Cytyc’s product offerings have historically been divided between diagnostics and surgical. Cytyc’s core diagnostics are the ThinPrep® System, which is primarily used in cytology testing applications, such as cervical cancer screening, and the Full Term Fetal Fibronectin Test, which offers clinical and cost benefits for the assessment of the risk of pre-term birth. Cytyc’s core surgical products include the NovaSure System, which enables physicians to treat women suffering from menorrhagia or excessive uterine bleeding with a minimally invasive endometrial ablation procedure, and the Adiana® Transcervical Sterilization (TCS) system, which is a form of permanent female contraception intended as an alternative to tubal ligation currently under review by the FDA. The MammoSite® Radiation Therapy System, which is a single-use device for the treatment of early-stage breast cancer, is now part of our breast health products.

On April 2, 2008, we effected a two-for-one stock split in the form of a stock dividend. The stock split has been retroactively reflected in the Management Discussion and Analysis of Financial Condition and Results of Operation section of this report.

CYTYC BUSINESS COMBINATION

On October 22, 2007, we completed our business combination with Cytyc, pursuant to which Cytyc became our wholly-owned subsidiary. Under the terms of the merger agreement for that transaction, Cytyc shareholders received 1.04 shares of our common stock (after adjusting for the stock split effected on April 2, 2008) and $16.50 in cash for each share of Cytyc common stock held by them. We estimate the aggregate consideration we paid for Cytyc, including liabilities that we assumed in connection with that transaction, to be approximately $6.2 billion. This estimate includes:

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

•

the assumption of obligations of Cytyc under its 2.25% Senior Convertible Notes due 2024 with a principal amount outstanding as of October 22, 2007 of approximately $73.0 million and an estimated fair value of approximately $125.0 million; and

•	approximately $24.2 million of direct acquisition costs.

In connection with the merger, we entered into a credit agreement relating to a senior secured credit facility with Goldman Sachs Credit Partners L.P. and certain other lenders, in which the lenders committed to provide, in the aggregate, senior secured financing of up to approximately $2.55 billion to pay for the cash portion of the merger consideration, for repayment of existing debt of Cytyc, for expenses relating to the merger and for working capital following the completion of the merger. As of the closing of the merger, we borrowed $2.35 billion under the credit facility. In December 2007, we refinanced a substantial portion of this credit facility through the issuance of 2.00% Convertible Senior Notes due 2037 in the principal amount of $1.725 billion. On July 17, 2008, after having paid off all outstanding term loans under the credit facility, we amended and restated the credit facility to finance our acquisition of Third Wave.

Our business combination with Cytyc was accounted for using the purchase method of accounting. In accordance with SFAS 141, we were considered to be the acquirer of Cytyc for accounting purposes. This means that the total purchase price is allocated to the assets acquired and liabilities assumed from Cytyc based on our estimate of their fair values as of the date of the completion of the business combination, and any excess of purchase price over those fair values is recorded as goodwill. Our reported financial condition and results of operations issued for the three and nine months ended June 28, 2008, reflect the fair value of acquired tangible and intangible assets and liabilities assumed and results of operations after completion of the business combination, and are not restated retroactively to reflect the historical financial position or results of operations of Cytyc. Our results of operations also reflect purchase accounting adjustments, such as the write-off of acquired research and development, increased amortization and other expense for the acquired tangible and intangible assets of Cytyc, and the interest on the funds we borrowed to complete the business combination. More detailed information concerning our preliminary estimates of the fair value of assets acquired and liabilities assumed in our business combination with Cytyc, as well as supplemental pro-forma information relating to that transaction, is set forth in Note 4(a) to our consolidated financial statements.

THIRD WAVE ACQUISITION

On July 24, 2008 we completed our acquisition of Third Wave pursuant to a definitive agreement dated June 8, 2008. We paid $11.25 per share of Third Wave, for an aggregate purchase price of approximately $580 million, excluding acquisition related fees and expenses. We funded a portion of the purchase price by borrowing $540 million under an amended and restated credit agreement. See Note 25 to our consolidated financial statements and our “Liquidity and Capital Resources” section below. We have concluded that the acquisition of Third Wave does not represent a material business combination and therefore no pro forma financial information has been provided herein. As of the acquisition date, our results of operations will include the results of Third Wave, which will be reported as a component of our Diagnostics reporting segment.

Third Wave, located in Madison, WI, develops and markets molecular diagnostic reagents for a wide variety of DNA and RNA analysis applications based on its proprietary Invader® chemistry. Third Wave’s current clinical diagnostic offerings consist of products for conditions such as Cystic Fibrosis, Hepatitis C, cardiovascular risk and other diseases. Third Wave recently submitted to the U.S. Food and Drug Administration (“FDA”) pre-market approval (“PMA”) applications for two human papilloma virus, or HPV, tests.

Our acquisition of Third Wave will be accounted for using the purchase method of accounting. This means that the total purchase price will be allocated to the assets acquired and liabilities assumed from Third Wave based on our estimate of their fair values as of the date of the acquisition, and any excess of purchase price over those fair values will be recorded as goodwill. Our reported financial condition and results of operations issued for periods ending after completion of the acquisition will reflect the fair value of acquired tangible and intangible assets and liabilities assumed, and our earnings will also reflect purchase accounting adjustments, such as a significant charge for acquired in-process research and development, increased amortization and other expense for the acquired tangible and intangible assets, as well as the interest on the funds we borrowed to complete the merger.

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

Valuation of Cytyc Intangible Assets and Goodwill

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

The acquired in-process research and development of Cytyc related to the following research and development projects: Adiana® TCS system and expanded labeling of the NovaSure System, Gestiva, the ThinPrep® Imaging System, the ThinPrep® Processor and Helica®.

The most significant acquired in-process technology relates to the Adiana® Complete TransCervical Sterilization System for which we have estimated a value of approximately $220 million. The system, currently under review by the FDA, is an incisionless trans-cervical permanent sterilization device intended to be used during an office or hospital based procedure. It consists of three different parts: a disposable applicator, an implantable polymer matrix and a radio frequency controller. The procedure can be performed in a hospital or physician’s office, and should generally take twelve minutes, with a thirty to forty minute recovery time. As of October 22, 2007, the estimated remaining costs to complete the clinical trials were expected to be approximately $0.8 million. During January 2008, the FDA requested an additional year of clinical trial data for the product. We anticipate additional costs of approximately $0.9 million and a delay in the commercial release of this product until at least fiscal 2009. However, we do not believe this delay will have a material adverse impact on our results of operations.

On January 16, 2008, we entered into a definitive agreement to sell our rights to Gestiva, a drug being developed to be used in the prevention of preterm birth in pregnant women with a history of spontaneous preterm birth, to K-V Pharmaceutical Company. The purchase price to be paid to us as a result of the transaction is $82.0 million in cash, $7.5 million of which was paid on February 21, 2008, $2.0 million that was paid on May 22, 2008 and the balance of which is payable upon final approval by the FDA of a Gestiva New Drug Application (“NDA”) and the production of a quantity of Gestiva suitable to enable the commercial launch of the product. We have agreed to continue our efforts to obtain FDA approval of the NDA for Gestiva as part of this arrangement, for which we will be reimbursed by K-V Pharmaceutical. We have allocated $53.4 million to acquired in-process research for this product as part of the initial purchase price allocation.

Subsequent to the Cytyc merger, we decided to discontinue the development of Cytyc’s Helica® Thermal Coagulator System product. We will not incur any further costs or realize any future cash flows from this product.

The other in-process research and development projects we acquired in our business combination with Cytyc are at different stages of development, ranging from the early stages of development to Phase IIb prototype building, ongoing clinical trials and submission to the FDA of PMA and drug applications. FDA approval or clearance has not been granted for any of the products classified as in-process research and development, nor had Cytyc received any foreign approvals or clearances for any of these products. All products classified as in-process research and development require various levels of in-house and external testing, clinical trials and approvals from the FDA before these future products can be marketed. The estimated cash requirements in the aggregate to complete these remaining products was expected to be approximately $13.8 million as of October 22, 2007.

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

RESULTS OF OPERATIONS

Our results of operations for the first nine months of fiscal 2008 include the results of Cytyc’s operations for the ten week period in the first quarter, following the completion of our business combination with Cytyc on October 22, 2007, and for the full thirteen week period in the current quarter and for 36 of the 39 weeks in the current nine month period. Cytyc’s results of operations are not included in our comparative three and nine months of fiscal 2007.

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

In addition, we are reporting two new operating segments: Diagnostics and GYN Surgical. Diagnostics includes the ThinPrep® Products and the FullTerm Fetal Fibronectin test, acquired as part of Cytyc’s purchase of Adeza in March 2007, and GYN Surgical includes the NovaSure system and the Adiana® TCS system under development. The MammoSite® Radiation Therapy system, previously part of Cytyc’s surgical reporting segment, which is a single-use device for the treatment of early-stage breast cancer, is now part of our Breast Health segment. Third Wave, which was acquired in July of 2008, will be reported as part of our Diagnostics segment.

We now report our business as four segments; Breast Health, Diagnostics, GYN Surgical and Skeletal Health. Prior periods have been restated to conform to this presentation.

All dollar amounts in tables are presented in thousands.

Product Sales.

	Three Months Ended						Nine Months Ended
	June 28, 2008		June 30, 2007		Change		June 28, 2008		June 30, 2007		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Breast Health	$184,824	43%	$145,335	76%	$39,489	27%	$547,749	44%	$405,794	75%	$141,955	35%
Diagnostics	$123,746	29%	$—	—%	$123,746	—%	$343,807	28%	$—	—%	$343,807	—%
GYN Surgical	$55,864	13%	$—	—%	$55,864	—%	$160,115	13%	$—	—%	$160,115	—%
Skeletal Health	$19,570	4%	$17,691	9%	$1,879	11%	$56,759	5%	$51,543	10%	$5,216	10%

	$384,004	89%	$163,026	85%	$220,978	136%	$1,108,430	90%	$457,337	85%	$651,093	142%

In the current three and nine month periods, our product sales increased 136% and 142% compared to the corresponding periods in the prior year, primarily due to the additional revenues from Cytyc’s Diagnostics segment of approximately $123.7 million and $343.8 million, respectively; Cytyc’s GYN Surgical segment of approximately $55.9 million and $160.1 million, respectively; and an increase in revenues from our Breast Health products of approximately $39.5 million and $142.0 million, respectively.

Breast Health product sales increased 27% in the current quarter compared to the corresponding period in the prior year, primarily due to a $21.1 million increase in worldwide digital mammography system sales, the addition of $8.6 million of product sales of the MammoSite® Radiation Therapy System, a $6.3 million increase in breast biopsy device sales from Suros and the addition of $5.7 million of product sales of the MammoPad® breast cushion. Partially offsetting these increases was a decrease of $4.2 million in digital array sales to an OEM as we phase out of selling these arrays to third parties. The MammoSite® system was acquired in connection with our business combination with Cytyc in October 2007 and the MammoPad® cushion was acquired by us in connection with our BioLucent acquisition in September 2007. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia™ systems and related components sold, including our R2 CAD software. In the current quarter we sold 429 digital mammography systems compared to 328 systems in the third quarter of fiscal 2007. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia™ mammography system and of digital mammography in general.

For the current nine month period Breast Health product sales increased 35% compared to the corresponding period in the prior year, primarily due to an $80.4 million increase in worldwide digital mammography system sales, the addition of $25.8 million of product sales of the MammoSite® Radiation Therapy System, an $18.6 million increase in breast biopsy device sales from Suros and the addition of $16.7 million of product sales of the MammoPad® cushion. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia™ systems and related components sold, including our R2 CAD software. In the current nine month period we sold 1,231 digital mammography systems compared to 838 systems in the first nine months of fiscal 2007.

Diagnostics product sales were $123.7 million and $343.8 million in the three and nine month periods ended June 28, 2008, respectively, due to the inclusion of Cytyc results for the full thirteen week period in the current quarter and for 36 of the 39 weeks in the current nine month period. These sales include our ThinPrep® and FullTerm products.

GYN Surgical product sales were $55.9 million and $160.1 million in the three and nine month periods ended June 28, 2008, respectively, due to the inclusion of Cytyc results for the full thirteen week period in the current quarter and for 36 of the 39 weeks in the current nine month period. These sales include our NovaSure system.

Skeletal Health product sales increased 11% in the current quarter compared to the third quarter of fiscal 2007, primarily due to a $2.0 million increase in mini C-arm sales and a $0.8 million increase in bone densitometry product sales partially offset by a $0.8 million decrease in extremity MRI sales. The increase in mini C-arm sales was primarily due to an increase in the number of units sold worldwide and, to a lesser extent, an increase in the average selling prices related to the commercialization of a new and enhanced product version. The increase in densitometry sales was due to an increase in the number of bone densitometry systems sold worldwide, partially offset by a slight decrease in the average selling prices. The decrease in extremity MRI sales was due to a decrease in the number of systems sold.

For the current nine month period, Skeletal Health product sales increased 10% compared to the corresponding period in the prior year, primarily due to a $9.1 million increase in mini C-arm sales worldwide, partially offset by a $2.5 million decrease in extremity MRI sales and a $1.4 million decrease in bone densitometry product sales. The increase in mini C-arm sales was primarily due to an increase in the number of units sold and, to a lesser extent, an increase in the average selling prices related to the commercialization of a new and enhanced product version. The decrease in extremity MRI sales was due to a decrease in the number of systems sold. The decrease in bone densitometry sales was primarily due to a decrease in the number of used bone densitometry systems and upgrades sold and a decrease in the average selling prices of our bone densitometry systems in the United States, partially offset by an increase in the number of bone densitometry systems sold internationally. We believe the decrease in our domestic osteoporosis assessment average selling prices reflected a decline in market conditions due to a reduction in reimbursement for osteoporosis assessment exams.

In the first nine months of fiscal 2008, approximately 80% of product sales were generated in the United States, 12% in Europe, 4% in Asia, and 4% in other international markets. In the first nine months of fiscal 2007, approximately 74% of product sales were generated in the United States, 15% in Europe, 6% in Asia, and 5% in other international markets. The increase in the percentage of product sales generated in the United States in fiscal 2008 is primarily due to the additional product sales from Cytyc, which had a higher percentage of its product sales from the United States than our historical businesses.

Service and Other Revenue.

	Three Months Ended						Nine Months Ended
	June 28, 2008		June 30, 2007		Change		June 28, 2008		June 30, 2007		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenue	$45,488	11%	$28,479	15%	$17,009	60%	$123,556	10%	$78,467	15%	$45,089	57%

Service and other revenue is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenue increased 60% and 57% in the current three and nine month periods, respectively, compared to the corresponding periods of the prior year. The increases in service and other revenue in the three and nine month periods were primarily due to an increase in service revenues of $13.7 million and $36.0 million, respectively, in our Breast Health segment, primarily due to an increase in service contract revenues, and the inclusion of service revenue of $2.8 million and $7.5 million, respectively, from the Diagnostics segment, as a result of the inclusion of Cytyc results for the full thirteen week period in the current quarter and for 36 of the 39 weeks in the current nine month period. We believe that the increase in our Breast Health service and other revenue reflects the continued growth in our installed base of systems and detectors.

Cost of Product Sales.

	Three Months Ended						Nine Months Ended
	June 28, 2008		June 30, 2007		Change		June 28, 2008		June 30, 2007		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Sales	$107,958	28%	$67,589	41%	$40,369	60%	$360,883	33%	$193,526	42%	$167,357	86%

The cost of product sales increased 60% in the current quarter and 86% in the current nine month period compared to the corresponding periods in the prior year primarily due to the addition of $26.8 million and $116.5 million of cost of product sales, respectively, from the Cytyc products included in our results since October 22, 2007 and, to a lesser extent, increased product sales of our historical products discussed above. Included in the additional Cytyc cost of product sales in the nine month period ended June 28, 2008 is approximately $42.3 million of additional costs related to sales of acquired Cytyc inventory that was written up to fair value for purchase accounting purposes as of the date of acquisition.

The cost of product sales as a percentage of product revenue in the third quarter and the first nine months of fiscal 2008 was 28% and 33%, respectively, as compared to 41% and 42%, respectively, in the corresponding periods in the prior year. These costs as a percentage of product sales decreased, primarily due to the higher gross margins earned on Cytyc product sales compared to our historical products, partially offset by the additional charges for the write-up to fair value for the Cytyc inventory sold as noted above. Also contributing to the decrease in cost of product sales as a percentage of product revenue was increased revenues and improved profitability associated with the shift in mammography product sales to our Selenia™ full field digital mammography systems. Our higher Selenia™ system sales resulted in an improved absorption of fixed manufacturing costs. Partially offsetting the decreases in costs as a percentage of product sales was a reduction in the average selling prices for bone densitometry systems sold into the primary care market in the United States and charges associated with a MRI inventory impairment charge and related purchase obligations totaling $4.0 million in the first nine months of fiscal 2008.

Cost of Product Sales – Amortization of Intangible Assets.

	Three Months Ended						Nine Months Ended
	June 28, 2008		June 30, 2007		Change		June 28, 2008		June 30, 2007		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Sales - Amortization of Intangibles	$24,574	6%	$2,690	2%	$21,884	814%	$69,649	6%	$8,538	2%	$61,111	716%

Cost of product sales – amortization of intangible assets increased primarily due to the increase in acquired intangible assets as a result of the business combination with Cytyc in the first quarter of fiscal 2008. The amortization of the Cytyc intangible assets totaled $21.2 million and $58.9 million, respectively, in the three and nine months ended June 28, 2008. The underlying intangible assets substantially relate to acquired developed technology and know-how. These intangible assets are generally being amortized over their estimated useful lives of between 8.5 and 15 years.

Cost of Service and Other Revenue.

	Three Months Ended						Nine Months Ended
	June 28, 2008		June 30, 2007		Change		June 28, 2008		June 30, 2007		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$52,197	115%	$31,148	109%	$21,049	68%	$149,218	121%	$85,925	110%	$63,293	74%

Cost of service and other revenue increased in absolute dollars primarily related to additional costs from the Cytyc business combination of approximately $17.4 million and $46.2 million in the three and nine months ended June 28, 2008, respectively. The remainder of the increase was primarily due to personnel and other costs to expand our service capabilities for breast health, especially in the United States, to support our growing installed base of our breast health products. We expect our costs of service and other revenue to remain relatively high as a percentage of service and other revenue, reflecting our need to employ the required personnel for warranty, non-warranty and installation activities to service our growing installed base of products.

Operating Expenses.

	Three Months Ended						Nine Months Ended
	June 28, 2008		June 30, 2007		Change		June 28, 2008		June 30, 2007		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and Development	$20,966	5%	$11,413	6%	$9,553	84%	$60,477	5%	$33,120	6%	$27,357	83%
Selling and Marketing	$68,483	16%	$21,240	11%	$47,243	222%	$193,731	16%	$62,199	11%	$131,532	211%
General and Administrative	$35,043	8%	$16,110	8%	$18,933	118%	$109,111	9%	$47,097	9%	$62,014	132%
Amortization of Acquired Intangibles	$6,267	1%	$1,383	1%	$4,884	353%	$18,685	1%	$4,145	1%	$14,540	351%
Restructuring	$6,383	2%	$—	—%	$6,383	—%	$6,383	1%	$—	—%	$6,383	—%
Impairment of Acquired Intangibles	$—	—%	$—	—%	$—	—%	$2,900	—%	$—	—%	$2,900	—%
Acquired In-Process Research and Development	$—	—%	$—	—%	$—	—%	$370,000	30%	$—	—%	$370,000	—%

	$137,142	32%	$50,146	26%	$86,996	173%	$761,287	62%	$146,561	27%	$614,726	419%

Research and Development Expenses. Research and development expenses increased 84% and 83%, respectively, in the current three and nine month periods as compared to the corresponding periods in the prior year. These increases were primarily due to the inclusion of $8.6 million and $23.5 million of expenses in the current three and nine month periods, respectively, associated with Cytyc-related activity since the close of the business combination. Also contributing to the increase was an increase in mammography related expenses of $0.6 million and $1.4 million in the current three and nine month periods primarily related to our tomosynthesis project and a $1.8 million charge for a change in control payment related to the Cytyc business combination recorded in the first quarter. We expect total research and development expenses to increase in the remainder of fiscal 2008 with a full year of headcount and compensation related expenses for the Cytyc business combination, the addition of research and development projects of Third Wave, and our continued development of tomosynthesis technology for mammography.

Selling and Marketing Expenses. Selling and marketing expenses increased 222% and 211%, respectively, in the current three and nine month periods as compared to the corresponding periods in the prior year. These increases were primarily due to the inclusion of $44.3 million and $120.1 million of expenses in the three and nine month periods, respectively, associated with Cytyc-related activity since the close of the business combination and approximately $1.2 million and $4.5 million in the three and nine month periods, respectively, primarily related to increased compensation and related expenses from the additional sales representatives added from the BioLucent acquisition in the fourth quarter of fiscal 2007. Also contributing to the increase was approximately $0.9 million and $3.9 million in the three and nine month periods, respectively, of increased commission expense due to the increased product sales. We expect total sales and marketing expenses to increase in the remainder of fiscal 2008 with a full year of compensation and related expenses for additional personnel related to the Cytyc business combination and Third Wave acquisition and an increase in total product sales.

General and Administrative Expenses. General and administrative expenses increased 118% and 132%, respectively, in the current three and nine month periods as compared to the corresponding periods in the prior year primarily due to $17.5 million and $55.7 million, respectively, in expenses associated with Cytyc-related activity since the close of the business combination and an increase of $2.0 million and $8.6 million, respectively, due to incremental stock-based compensation. We expect total general and administrative expenses to increase in the remainder of fiscal 2008 with a full year of compensation and related expenses for additional personnel related to the Cytyc business combination and Third Wave acquisition.

Amortization of Acquired Intangible Assets. Amortization expense of acquired intangible assets increased 353% and 351%, respectively, in the current three and nine month periods as compared to the corresponding periods in the prior year primarily due to $4.0 million and $11.7 million, respectively, of amortization of intangible assets obtained as part of the Cytyc business combination in the first quarter of fiscal 2008 and, to a lesser extent, from amortization of intangible assets obtained as part of the BioLucent acquisition in the fourth quarter of fiscal 2007. The three and nine months ended June 28, 2008 and the corresponding periods in the prior year also include the amortization of intangible assets acquired from AEG, R2, and Suros in the third and fourth quarters of fiscal 2006. The underlying intangible assets substantially relate to acquired customer relationships and trade names. These intangible assets acquired in the Cytyc business combination are being amortized over their estimated useful lives of between 8.5 and 30 years. We expect to incur additional amortization of acquired intangible assets in connection with our acquisition of Third Wave.

Restructuring. During the third quarter we recorded $6.4 million in compensation charges, including $1.9 million in stock-based compensation, related to the resignation of our Executive Chairman, which was effective May 20, 2008.

Impairment of Acquired Intangible Assets. Subsequent to the Cytyc business combination, we discontinued the development of Cytyc’s Helica® Thermal Coagulator System product, used for the treatment of endometriosis. We will not realize any future cash flows from this product. Our intangible asset valuation for Cytyc included approximately $2.9 million related to customer relationships for Helica®. As a result of the Helica® product discontinuation, we recorded an impairment charge of $2.9 million during the first quarter of fiscal 2008.

Acquired In-Process Research and Development Expenses. The $370 million charge for in-process research and development during fiscal 2008 was incurred in connection with our business combination with Cytyc as described in further detail above under “Valuation of Cytyc Intangible Assets and Goodwill – Acquired In-Process Research and Development”. We expect to incur significant additional acquired in-process research and development expenses in connection with our acquisition of Third Wave in the fourth quarter of fiscal 2008.

Interest Income.

	Three Months Ended				Nine Months Ended
	June 28, 2008	June 30, 2007	Change		June 28, 2008	June 30, 2007	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$604	$853	$(249)	(29)%	$3,729	$1,630	$2,099	129%

Interest income decreased 29% in the current three month period compared to the corresponding period in the prior year primarily due to a decrease in the interest rates earned in the current three month period compared to last year, partially offset by a slight increase in our investment balances.

Interest income increased 129% in the current nine month period compared to the corresponding period in the prior year primarily due to the increase in our investment balances, partially offset by a decrease in the interest rate earned in the current nine month period compared to last year.

Interest Expense.

	Three Months Ended				Nine Months Ended
	June 28, 2008	June 30, 2007	Change		June 28, 2008	June 30, 2007	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(14,103)	$(365)	$(13,738)	3,764%	$(65,102)	$(2,060)	$(63,042)	3,060%

In the three and nine months ended June 28, 2008, these expenses consisted primarily of the interest costs and the related amortization of deferred financing costs related to both the senior secured credit agreement entered into on October 22, 2007 in connection with the Cytyc business combination and our subsequent 2.0% Convertible Note Offering. In the three and nine months ended June 30, 2007, these expenses consisted primarily of the interest costs on the unsecured revolving line of credit entered into on July 24, 2006 (and amended on September 25, 2006) of $0.1 million and $1.5 million, respectively, as well as interest costs on notes payable assumed with the acquisition of AEG in the amount of $0.3 million and $0.6 million, respectively. Our interest expense was significantly reduced in the second and third quarters as compared with the first quarter of fiscal 2008 as a result of the repayments of our credit agreement, which has been fully repaid as of June 28, 2008, with the net proceeds from our 2.0% Convertible Senior Notes due 2037 issued in December 2007, our available cash flow from operations and proceeds from the sale of common stock pursuant to our equity incentive plans. We expect to incur additional interest expense in connection with our borrowing of $540 million on July 17, 2008 to fund a portion of the purchase price for the acquisition of Third Wave.

Other Income (Expense), net.

	Three Months Ended				Nine Months Ended
	June 28, 2008	June 30, 2007	Change		June 28, 2008	June 30, 2007	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income (Expense), net	$788	$118	$670	568%	$615	$(65)	$680	(1,046)%

In the current three and nine month periods, these balances were primarily related to foreign currency transaction gains of $0.6 million and $0.5 million, respectively. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established certain debt agreements denominated in the foreign currency, the Euro, in which certain of our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision for Income Taxes.

	Three Months Ended				Nine Months Ended
	June 28, 2008	June 30, 2007	Change		June 28, 2008	June 30, 2007	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$33,531	$15,790	$17,741	112%	$71,435	$38,290	$33,145	87%

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Our effective tax rate was 35% of pre-tax earnings and 42% of the pre-tax loss in the three and nine months of fiscal 2008, respectively. Our effective tax rate was 39% and 38% of pre-tax earnings in the three and nine months ended June 30, 2007, respectively. In the first nine months of 2008, our effective tax rate was affected by the in-process research and development charge we incurred in connection with our business combination with Cytyc. Our net deferred tax liability increased approximately $878 million in the first nine months of 2008 primarily due to the increase of intangible assets as a result of the Cytyc merger, for which the related amortization is not deductible for tax purposes.

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

Breast Health.

	Three Months Ended						Nine Months Ended
	June 28, 2008		June 30, 2007		Change		June 28, 2008		June 30, 2007		Change
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%
Total Revenues	$219,498	100%	$166,295	100%	$53,203	32%	$639,808	100%	$461,885	100%	$177,923	39%

Operating Income	$56,421	26%	$39,744	24%	$16,677	42%	$157,375	25%	$98,760	21%	$58,615	59%

Breast Health revenues for the three and nine months ended June 28, 2008 increased primarily due to the $39.5 million and $142.0 million increases, respectively, in product sales discussed above and due to $13.7 million and $36.0 million increases, respectively, in service revenues related to the increased number of service contracts for the increased number of Selenia™ systems in our installed base. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin in this business segment was 52% and 51%, respectively, for the three and nine months ended

June 28, 2008, as compared to 49% and 48%, respectively, in the comparable periods of the prior year. In the current quarter and first nine months of fiscal 2008 our gross margins improved from the increase in product revenues of our more profitable Selenia™ systems versus our analog mammography systems and, to a lesser extent, higher margins realized on our MammoSite® product, acquired as part of the Cytyc merger. In addition, higher total revenues including higher Selenia™ system sales have allowed for the greater absorption of manufacturing costs. Partially offsetting these improvements during the nine months ended June 28, 2008 was a charge of $3.3 million for the write-up to fair value of MammoSite® RTS inventory sold, primarily during the first quarter of fiscal 2008. In general, we expect improved gross margins in fiscal 2008 from the continued increase in product revenues of our Selenia™ full field digital mammography systems which allows for a greater absorption of manufacturing costs and, to a lesser extent, from increased revenues from our recently acquired businesses which have higher gross margins than our historical mammography products. Operating expenses for this business segment increased 35% and 36%, respectively, in the three and nine months ended June 28, 2008, primarily due to increased operating expenses in support of our growing Selenia™ business and as a result of the Cytyc business combination. Also contributing to the increases during these periods was an increase in stock-based compensation of $1.4 million and $6.2 million, respectively, as well as a $0.4 million restructuring charge in the third quarter related to the resignation of our Executive Chairman in May 2008.

Diagnostics.

	Three Months Ended						Nine Months Ended
	June 28, 2008		June 30, 2007		Change		June 28, 2008		June 30, 2007		Change
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%
Total Revenues	$126,564	100%	$—	—%	$126,564	—%	$351,311	100%	$—	—%	$351,311	—%

Operating Income (Loss)	$35,824	28%	$—	—%	$35,824	—%	$(9,336)	(3)%	$—	—%	$(9,336)	—%

Diagnostics revenues, which include our ThinPrep® and FullTerm® products, totaled $126.6 million in the current quarter and $351.3 million in the first nine months of fiscal 2008. Our gross margin in this business segment was 62% and 55% for the three and nine month periods, respectively. Gross margin for the nine months ended June 28, 2008 includes a charge of $26.6 million for the write-up to fair value of the Cytyc inventory sold during the first quarter of fiscal 2008. The operating loss also included an $85.2 million charge for in-process research and development as a result of the Cytyc business combination in the first quarter and stock-based compensation of $2.4 million and $4.6 million in the three and nine month periods ended June 28, 2008, respectively, as well as a $3.6 million restructuring charge in the third quarter related to the resignation of our Executive Chairman in May 2008.

GYN Surgical.

	Three Months Ended						Nine Months Ended
	June 28, 2008		June 30, 2007		Change		June 28, 2008		June 30, 2007		Change
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%
Total Revenues	$56,310	100%	$—	—%	$56,310	—%	$161,417	100%	$—	—%	$161,417	—%

Operating Income (Loss)	$12,220	22%	$—	—%	$12,220	—%	$(259,680)	(161)%	$—	—%	$(259,680)	—%

GYN Surgical revenues, which include our NovaSure products and Adiana® systems under development, totaled $56.3 million in the current quarter and $161.4 million in the first nine months of fiscal 2008. In the current and second quarter, we believe that sales of the NovaSure system were adversely affected by a modest softening in sales to the hospital-based market, as well as lower than expected customer inventory utilization. Our sales to both the hospital market and office based market generally have been based upon current order bookings for immediate shipment with little or no backlog. Over the current quarter and, to a lesser extent, in the second quarter, we have refocused our sales efforts and programs to increasing longer term customer commitments. We expect that the short-term impact of our shift in focus will result in another slight increase in sequential GYN Surgical revenues in our fourth quarter as compared to this current third quarter. However, while we cannot assure that we will be successful, our goal is to have this slight increase accompanied by a continuing increase in

NovaSure system backlog, and followed by a continued increase in sequential growth of revenue in the first quarter of fiscal 2009 with sales to the physician office-based market playing a role in that increase. Our gross margin in this business segment was 74% and 66% for the three and nine month periods, respectively. Gross margin for the nine months ended June 28, 2008 includes a charge of $12.4 million for the write-up to fair value of the Cytyc inventory sold during the first fiscal quarter of 2008. The operating loss for the nine months ended June 28, 2008 also included a $284.8 million charge for in-process research and development as a result of the Cytyc business combination and a $2.9 million impairment charge of the Helica® Thermal Coagulator System intangibles. This segment included stock-based compensation of $1.5 million and $3.0 million in the three and nine month periods ended June 28, 2008, respectively, as well as a $2.4 million restructuring charge in the third quarter related to the resignation of our Executive Chairman in May 2008.

Skeletal Health.

	Three Months Ended						Nine Months Ended
	June 28, 2008		June 30, 2007		Change		June 28, 2008		June 30, 2007		Change
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%
Total Revenues	$27,120	100%	$25,210	100%	$1,910	8%	$79,450	100%	$73,919	100%	$5,531	7%

Operating Income	$3,156	12%	$188	1%	$2,968	1,579%	$2,590	3%	$2,494	3%	$96	4%

Skeletal Health revenues increased in the three and nine months ended June 28, 2008 compared to the corresponding periods in the prior year primarily due to the $1.9 million and $5.2 million increases in product sales discussed above. Our gross margin in this business segment was 41% and 34%, respectively, in the current three and nine month periods compared to 33% and 35%, respectively, in the corresponding periods of the prior year. Operating income and gross margin for the Skeletal Health segment increased in the current quarter over the same period in the prior year primarily due to the increased revenues and due to improved absorption as a result of manufacturing additional products in the facility where the Skeletal Health products are produced. Operating income and gross margin for the nine month period ended June 28, 2008 increased over the same period in the prior year due to the increased revenues, partially offset by charges associated with MRI inventory and purchase obligations recorded in the first six months of the fiscal year totaling $4.0 million. Skeletal Health costs and expenses included stock compensation of $0.4 million and $0.3 million in the third quarter of fiscal 2008 and fiscal 2007, respectively, and $1.8 million and $0.8 million in the first nine months of fiscal 2008 and fiscal 2007, respectively.

Liquidity and Capital Resources

At June 28, 2008 we had approximately $391.5 million of working capital. At that date our cash and cash equivalents totaled $119.9 million. Our cash and cash equivalents balance increased approximately $19.5 million during the first nine months of fiscal 2008, primarily from cash received from our issuance of convertible notes, the exercise of common stock options, cash acquired as a result of our combination with Cytyc and cash provided by both our legacy and Cytyc operating activities. These cash sources were partially offset by our financing activities relating to our repayment of amounts outstanding under our credit agreement, as well as cash used in our investing activities including cash used to pay the merger consideration for the Cytyc business combination and to purchase property and equipment.

Our operating activities provided us with $274.6 million of cash, which included a net loss of $241.2 million for the first nine months of fiscal 2008 mostly relating to non-cash charges of $370.0 million of acquired in-process research and development, depreciation and amortization of an aggregate $127.0 million, $42.3 million write up of acquired Cytyc inventory, amortization of deferred financing costs of $16.0 million and stock-based compensation expense of $18.6 million, which were partially offset by a $20.8 million increase in the deferred tax benefit. Cash provided by operations due to changes in our current assets and liabilities included a decrease in income tax refundable of $54.2 million and an increase in deferred revenue of $22.0 million. The cash provided by these changes in our current assets and liabilities was partially offset by an increase in accounts receivable of $44.1 million, an increase in inventory of $38.0 million, a decrease in accounts payable of $9.1 million, a decrease in accrued expenses of $7.4 million and an increase in prepaid expenses and other current assets of $5.4 million. The decrease in income taxes refundable was due to the non-deductible intangible asset amortization in the current period. The increase in accounts receivable was primarily due to the increased sales volume, especially from the addition of Cytyc revenues since the acquisition date. The decrease in accounts payable and accrued expenses was primarily due to the payment of acquisition related fees and expenses as well as the payment of accrued compensation which included our annual bonus payment. The increase in inventory was primarily related to the addition of Cytyc inventories since the close of the business combination and an increase in our historical products to support the increased sales, especially for digital mammography. The increase in deferred revenue was primarily due to an increase in the number of deferred service contracts for our historical business as well as amounts added to Cytyc after the close of the business combination. The increase in prepaid expenses and other current assets was primarily due to the timing of payment of prepaid items.

In the first nine months of fiscal 2008, we used approximately $2.1 billion of cash in investing activities. This use of cash was primarily attributable to the $2.0 billion, net of cash acquired, used to complete the business combination with Cytyc on October 22, 2007. We also used $42.4 million for purchases of property and equipment, which consisted primarily of manufacturing, demonstration and test equipment and computer hardware. We also invested $17.8 million in equipment under customer usage agreements, partially offset by an increase of $9.5 million in deferred gain as a result of proceeds from the sale of Gestiva.

In the first nine months of fiscal 2008, financing activities provided approximately $1.8 billion of cash, primarily reflecting our borrowings of $2.3 billion under our credit agreement, proceeds from the issuance of $1.7 billion of convertible notes and, to a lesser extent, $168.7 million of cash from the exercise of stock options. Borrowings under the credit agreement were used to pay the cash portion of the Cytyc merger consideration and related fees and expenses. These financing proceeds were partially offset by $2.3 billion of repayments under our credit agreement which was primarily funded by the proceeds from our issuance of the convertible notes and our available cash flow. Also offsetting these proceeds was the payment of $40.6 million upon the conversion of Cytyc’s convertible notes.

Indebtedness

Credit Agreement. On October 22, 2007, we entered into a $2.55 billion senior secured credit agreement (the “Credit Agreement”). As of the closing of the Cytyc merger, we borrowed $2.35 billion under the credit facilities all of which have variable interest rates. We applied the net proceeds from our convertible note offering described below to repay amounts outstanding under the Credit Agreement, including all of the Term Loan X and Term Loan B-2, $1.1 billion and $250 million, respectively, all of which was outstanding immediately prior to the issuance of the convertible notes, and a pro rata portion of our $251 million Term Loan A and $104 million Term Loan B-1. During the nine months ended June 28, 2008, we also made voluntary prepayments of principal under our Term Loan X, Term Loan A and Term Loan B-1 of $150 million, $349 million and $146 million, respectively.

On July 17, 2008, in connection with our acquisition of Third Wave, we entered into an amended and restated credit agreement relating to a senior secured credit facility (the “Amended Credit Agreement”) with Goldman Sachs Credit Partners L.P., and certain other lenders ( collectively, the “Lenders”). The Amended Credit Agreement amended and restated our existing credit agreement with Goldman Sachs Credit Partners L.P. and the lenders named therein, dated as of October 22, 2007.

Pursuant to the terms and conditions of the Amended Credit Agreement, the Lenders committed to provide senior secured financing in an aggregate amount of up to $800 million.

The credit facilities under the Amended Credit Agreement consist of:

•	$400.0 million senior secured tranche A term loan;

•	$200.0 million senior secured tranche B term loan;

•	$200.0 million senior secured revolving credit facility (the “revolving facility”).

Under the Amended Credit Agreement, the amounts under the tranche A term loan and the tranche B term loan were available to us in multiple drawdowns until the earlier of the consummation of the Merger or December 5, 2008. In order to consummate the offer to purchase all issued and outstanding stock of Third Wave and complete the acquisition of Third Wave through a merger (the “Merger”), we initially borrowed $540 million under the credit facilities on July 17, 2008.

Our domestic subsidiaries which are party to the Amended Credit Agreement (including Third Wave, which joined as a party to the agreement on July 24, 2008, the effective date of the Merger) have guaranteed our obligations under the credit facilities and the credit facilities are secured by first-priority liens on, and first-priority security interests in, substantially all of our assets, a first priority security interest in 100% of the capital stock issued by each guarantor, 65% of the capital stock issued by certain of our first-tier foreign subsidiaries and each guarantor and all intercompany debt. The security interests are evidenced by an Amended and Restated Pledge and Security Agreement by and among Goldman Sachs Credit Partners L.P., as collateral agent, us and the other parties therein named (the “Amended Pledge and Security Agreement”). The Amended Pledge and Security Agreement amended and restated our existing Pledge and Security Agreement by and among Goldman Sachs Credit Partners L.P., as collateral agent, us and the other parties therein named, dated as of October 22, 2007.

The final maturity dates for the credit facilities will be as follows:

•	for the term loan A facility, September 30, 2012;

•	for the term loan B facility, March 31, 2013;

•	for the revolving facility, September 30, 2012.

We are required to make scheduled principal payments under the term loan A facility in increasing amounts ranging from $10.0 million per quarter commencing with the quarter ending September 30, 2008 to $15.0 million per quarter commencing with the quarter ending September 30, 2010, and under the term loan B facility, in equal quarterly installments of $500,000 beginning on the quarter ending September 30, 2008, with the remaining balance of each term loan facility due at the maturity of the applicable term loan facility. The revolving credit facility will become due at maturity. No scheduled amortizations are required under the revolving facility.

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

All amounts outstanding under the credit facilities will bear interest, at our option, as follows:

Initially, with respect to loans made under the revolving facility and the term loan A facility:

(i) at the Base Rate plus 1.50% per annum; or

(ii) at the reserve adjusted Eurodollar Rate plus 2.50% per annum; and

With respect to loans made under the term loan B facility:

(i) at a rate per annum equal to the Base Rate plus 2.25%; or

(ii) at a rate per annum equal to the reserve adjusted Eurodollar Rate plus 3.25%.

The margin applicable to loans under the revolving credit facility and the term loan A facility is subject to specified changes based on certain changes in the leverage ratio as specified in the Amended Credit Agreement.

Interest accruing at the base rate generally is payable on a quarterly basis. Interest accruing at the Eurodollar Rate is payable on the last day of selected interest periods (which shall be one, two, three and six months and in certain circumstances, nine or twelve months) unless the interest period exceeds three months, in which case, interest will be due at the end of every three months.

We will pay a quarterly commitment fee, at a per annum rate of 0.50%, on the undrawn commitments available under the revolving credit facility, which per annum rate is subject to reduction based on a leverage ratio as specified in the Amended Credit Agreement.

The credit facilities contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the loan parties, subject to negotiated exceptions, to: incur additional indebtedness and additional liens on their assets; engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses.

The credit facilities require us to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter. The maximum leverage ratio is 5.50:1.00 beginning on our fiscal quarter ending September 27, 2008, and then decreases over time to 3:00:1.00 for the fiscal quarter ending September 25, 2010 and each fiscal quarter thereafter. The minimum interest coverage ratio is 2.25:1.00 beginning with our fiscal quarter ending September 27, 2008, and then increases over time to 2.75:1.00 for the fiscal quarter ending September 25, 2010 and each fiscal quarter thereafter. The leverage ratio is defined as the ratio of our consolidated total debt to our consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of our annualized consolidated adjusted EBITDA for the applicable periods to our annualized consolidated interest expense. These terms, and the calculation thereof, are defined in further detail in the Amended Credit Agreement.

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

The net proceeds from the offering was approximately $1.69 billion, after deducting the underwriters’ discounts and estimated offering expenses of approximately $1.5 million payable by us, and was used to repay a portion of our then outstanding senior secured indebtedness under our Credit Agreement.

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

AEG Debt. AEG, which we acquired in 2006, has outstanding existing debt in aggregate principal amount of $12.0 million as of June 28, 2008. The terms of the loans have various maturities ranging from December 30, 2010 through March 30, 2014. Interest rates are variable and weighted-average interest rates in the nine months ended June 28, 2008 ranged from 5.5% to 7.2%.

Financing Leases. Cytyc entered into a lease agreement on April 23, 2007 for a new manufacturing and office facility located in Alajuela, Costa Rica. The lease term commenced in May 2008 and we expect to transfer most of our Costa Rican operations to this facility during the second half of calendar year 2008. The term of the lease is for a period of approximately ten years with the option to extend for two consecutive five-year terms.

On July 11, 2006, Cytyc entered into a lease agreement for a manufacturing facility located in Marlborough, Massachusetts. The term of the lease is for a period of approximately 12 years commencing on November 14, 2006. In 2011, Cytyc will have an option to lease an additional 30,000 square feet. In connection with our merger with Cytyc, we guaranteed Cytyc’s obligations under this lease.

Other Indebtedness. As a result of the Cytyc merger, we assumed Cytyc’s outstanding convertible notes, of which $0.3 million remained outstanding as of June 28, 2008. We may redeem these notes at par at any time on or after March 20, 2009. The stated interest rate is fixed at 2.25%.

Contingent Earn-Out Payments

As a result of our acquisition of Cytyc, we assumed Cytyc’s obligation to Adiana, Inc. to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155 million, based on the achievement of certain FDA milestones and on incremental sales growth of the Adiana® permanent contraception product during the four-year period following FDA approval of this product.

We also have an obligation for a second and final earn-out to the former Suros Surgical stockholders related to Suros’ incremental revenue growth to be paid in the fourth calendar quarter of 2008 for revenues earned through July 31, 2008. We have recorded $18.7 million for this second annual earn-out in the quarter ended June 28, 2008, with an offset to goodwill. Goodwill will also be increased by the amount of any earn-out payable on revenues earned in July 2008. We made a payment of approximately $19 million to the former Suros stockholders in the fourth quarter of fiscal 2007 for the first year earn-out.

On September 18, 2007, we completed the acquisition of BioLucent, Inc. A cash earn-out may be payable in up to two annual installments not to exceed $15 million in the aggregate based on BioLucent’s achievement of certain revenue targets. We have not recorded any amounts for this earn-out as of June 28, 2008.

Operating Leases

The lease for our headquarters and manufacturing facility located in Bedford, Massachusetts and our Lorad manufacturing facility in Danbury, Connecticut, has a term of 20 years commencing August 28, 2002, with four five-year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.3 million per year, which is subject to adjustment for increases in the consumer price index. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, we make customary representations and warranties and agree to certain financial covenants and indemnities. In the event we default on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. We were in compliance with all covenants as of June 28, 2008.

As a result of the merger with Cytyc, we assumed all of Cytyc’s outstanding operating leases of which the most significant operating leases pertain to Cytyc’s headquarters located in Marlborough, Massachusetts which has a 15 year term that expires on December 31, 2018 with future lease payments of approximately $39.9 million and Cytyc’s warehouse in Methuen, Massachusetts which has a 10 year term that expires on March 31, 2013 with future lease payments of approximately $1.2 million. In addition, we are required to maintain the facilities during the term of the leases and to pay all proportionate shares of taxes, insurance, utilities and other costs associated with those facilities.

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

As a result of the merger with Third Wave on July 24, 2008, we assumed some operating leases, the most significant of which is related to their corporate facility in Madison, Wisconsin, which is effective through September 2014. Future lease payments on these operating leases were approximately $6.6 million as of June 28, 2008.

Additionally, we assumed several license agreements for certain patent rights. These payments will be made through 2011 and future payments under these license agreements are approximately $7.1 million as of June 28, 2008.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur. SFAS 159 also establishes additional disclosure requirements for these items stated at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is our 2009 fiscal year, with early adoption permitted, provided that we also adopt SFAS 157. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF Issue No. 07-3 states that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The consensus may not be applied to earlier periods. Early adoption of the provisions is not permitted. Our historical policy has been to capitalize upfront nonrefundable advance payments related to research and development activities and expense these amounts as the goods are delivered or services rendered. Therefore, the adoption of this consensus should not have any impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS 141(R)”), Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our 2010 fiscal year. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51”. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is our 2010 fiscal year. Earlier adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires increased qualitative, quantitative, and credit-risk disclosures, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We are required to adopt SFAS 161 effective for the quarter ending March 31, 2009. We are currently evaluating the impact that the adoption of SFAS 161 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142. The FSP amends paragraph 11(d) of SFAS 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset.

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

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. The liability and equity components of convertible debt instruments within the scope of this FSP must be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the debt over the amount ultimately allocated to the liability component is required to be amortized to interest expense using the interest method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As a result, the Company will adopt this standard at the beginning of fiscal 2010. This FSP must be applied retrospectively to all periods presented. The retrospective adoption of this FSP will increase the Company’s historical reported interest expense from December 10, 2007 (issuance date of the Convertible Notes) forward. The Company is currently quantifying the impact that the adoption of this FSP will have on its historical reported consolidated financial statements for fiscal 2008.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statement issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We are currently evaluating the impact that the adoption of EITF Issue No. 07-05 will have on our consolidated financial statements.

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

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our Amended Credit Agreement and on the debt assumed as a result of our acquisition of AEG. Borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to, at our option, with respect to the borrowings under the term A loan of either (1) the Base Rate (the greater of the prime rate as quoted in The Wall Street Journal and the Federal Funds Effective Rate plus 1.5%) or (2) the Eurodollar Rate, plus 2.5% and with respect to the term B loan of either (1) the Base Rate (the greater of the prime rate as quoted in The Wall Street Journal and the Federal Funds Effective Rate plus 2.25%) or (2) the Eurodollar Rate, plus 3.25%. As of June 28, 2008, prior to us entering into the Amended Credit Agreement, there were no amounts outstanding under our Credit Agreement.

The terms of the AEG debt agreements have various maturities ranging from December 30, 2010 through March 30, 2014. Interest rates are variable and had weighted average interest rates ranging from 5.5% to 7.2% during the nine months ended June 28, 2008. We may also incur interest expense on loans made under a European line of credit that accrues interest at the Europe Interbank Offered Rate plus 1.50% to 2.25%, as defined. At June 28, 2008, there were no amounts outstanding under the European line of credit.

On July 17, 2008, the date we entered into the Amended Credit Agreement we borrowed $400 million under the term A loan and $140 million under the term B loan (See Liquidity section for further discussion on the Amended Credit Agreement, including interest rates).

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

We occasionally use forward foreign exchange contracts to mitigate our foreign currency exchange rate exposures related to our foreign currency denominated assets and liabilities, and more specifically, to hedge, on a net basis, the foreign currency exposure of a portion of our German sales denominated in the U.S. dollar. The terms of these forward contracts are generally of a short-term nature (6-12 months). At June 28, 2008, we had no outstanding forward foreign exchange contracts.

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

As of June 28, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

As a result of our merger with Cytyc on October 22, 2007 we are integrating certain business processes and systems. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as these integrations are complete. There have been no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2005, Third Wave, which we acquired by way of merger on July 24, 2008, filed a declaratory judgment suit in the United States District Court for the Western District of Wisconsin against Digene Corporation seeking a ruling that its HPV ASRs do not infringe any valid claims of Digene’s human papillomavirus related patents. In January 2006, Third Wave reached an agreement with Digene to dismiss the suit without prejudice. Third Wave also agreed that neither party would file a suit against the other relating to the human papillomavirus patents for one year. After this period expired, on January 11, 2007, Digene Corporation filed suit against Third Wave in the United States Court for the Western District of Wisconsin. The complaint alleged patent infringement of unidentified claims of a single patent related to HPV type 52 by Third Wave’s HPV ASR product. Third Wave filed its response to Digene’s complaint on February 28, 2007, which, in addition to denying the alleged infringement, also asserted that certain Digene sales practices violate certain antitrust laws. After conducting a hearing on June 22, 2007, the court released its claim construction order on July 23, 2007 adopting all of Third Wave’s proposed construction. On July 31, 2007, Digene filed a motion to reconsider the court’s claim construction. On September 26, 2007, the court issued an order denying Digene’s motion for reconsideration in its entirety and upheld the earlier claim construction ruling. In response, in a filing to the court, Digene stated that it “believes it will not be able to sustain its claim of infringement.” On October 19, 2007 Digene filed a motion for summary judgment on Third Wave’s antitrust counterclaims. On November 23, 2007 the court issued an order dismissing Digene’s patent infringement claims. On January 11, 2008, the court issued an order granting Digene’s motion for summary judgment on Third Wave’s antitrust counterclaims. On February 29, 2008 both Third Wave and Digene filed notices of appeal to the Court of Appeals for the Federal Circuit. On June 11, 2008, Digene filed its opening brief asking the Federal Circuit to overturn certain of the district court's claim construction. Third Wave's brief responding to Digene's opening brief and appealing the district court's antitrust ruling is set to be filed on September 8, 2008.

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

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits

(a) Exhibits

Exhibit Number		Reference
2.1	Agreement and Plan of Merger, dated as of June 8, 2008, by and among Hologic, Inc., Thunder Tech Corp. and Third Wave Technologies, Inc. (filed as Exhibit 2.1 to Hologic’s Current Report on Form 8-K filed with the SEC on June 9, 2008 and incorporated herein by reference).

10.1	Amended and Restated Credit and Guaranty Agreement dated as of July 17, 2008 among Hologic, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Sole Lead Bookrunner, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A. and RBS Citizens, National Association, as Co-Syndication Agents, Goldman Sachs Credit Partners L.P. as Administrative Agent and Collateral Agent and Royal Bank of Canada, as Documentation Agent and each lender from time to time party thereto (filed as Exhibit 10.1 to Hologic’s Current Report on Form 8-K filed with the SEC on July 17, 2008 and incorporated herein by reference).

10.2	Amended and Restated Pledge and Security Agreement among Hologic, Goldman Sachs Credit Partners L.P., as Collateral Agent thereunder and the other parties therein named dated as of July 17, 2008 (filed as Exhibit 10.2 to Hologic’s Current Report on Form 8-K filed with the SEC on July 17, 2008 and incorporated herein by reference).

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

HOLOGIC, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

August 7, 2008	/S/ JOHN W. CUMMING
Date	John W. Cumming
Chief Executive Officer

August 7, 2008	/S/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Administration and Treasurer (Principal Financial Officer)