Form 10-K
period 2008-09-27
HOLOGIC INC
filed 2008-11-26
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 27, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 28, 2008 was $7,082,916,053 based on the price of the last reported sale on the Nasdaq National Market on that date.

As of November 18, 2008 there were 256,225,665 shares of the registrant’s Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended September 27, 2008 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•	the impact and anticipated benefits of recently completed acquisitions and acquisitions we may complete in the future;

•	our goal of expanding our market positions;

•	the development of new competitive technologies and products;

•	regulatory approval and clearances for our products;

•	production schedules for our products;

•	the anticipated development of our markets and the success of our products in these markets;

•	the anticipated performance and benefits of our products;

•	business strategies;

•	dependence on significant or sole source suppliers;

•	our ability to maintain effective internal controls;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future;

•	compliance with covenants contained in our credit facility and long-term leases;

•	anticipated trends relating to our financial condition or results of operations; and

•	our capital resources and the adequacy thereof.

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

Overview

We are a developer, manufacturer and supplier of medical imaging systems and diagnostic and surgical products focused on the healthcare needs of women.

Historically, we have developed, manufactured and marketed products focused on mammography, breast care and osteoporosis assessment. In October 2007, we completed our business combination with Cytyc Corporation (also referred to in this document as “Cytyc”), a company that develops, manufactures and markets complementary products covering a range of cancers and women’s health applications, including cervical cancer screening, prenatal diagnostics and partial breast radiation therapy.

In July 2008, we acquired Third Wave Technologies, Inc. (“Third Wave”), a company that develops and markets molecular diagnostic reagents for a wide variety of DNA and RNA analysis applications based on its proprietary Invader chemistry. Third Wave’s current clinical diagnostic offerings consist of products for conditions such as Cystic Fibrosis, Hepatitis C, cardiovascular risk and other diseases. Third Wave recently submitted pre-market approval (“PMA”) applications for two human papillomavirus (“HPV”) tests to the U.S. Food and Drug Administration (“FDA”).

We have historically focused our resources on developing systems and subsystems offering superior image quality and diagnostic accuracy, which has enabled us to capture significant market share and customer loyalty, despite the presence of large competitors. Our combination with Cytyc enabled us to benefit from Cytyc’s strengths in the fields of obstetrics, gynecology, radiation oncology and minimally invasive surgery. Our acquisition of Third Wave enabled us to further expand our offerings into the clinical molecular diagnostics market utilizing Third Wave’s Invader chemistry and its HPV test currently awaiting FDA approval.

Our breast health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, computer-aided detection (“CAD”), breast biopsy guidance systems, minimally invasive breast biopsy and tissue extraction devices and breast brachytherapy products. We have submitted a PMA application for our next generation full field digital mammography system, “Dimensions”, which utilizes a new technology, tomosynthesis, to produce three dimensional (“3D”) images. The Dimensions product received CE mark approval in Europe in fiscal 2008.

Our diagnostics products include the ThinPrep System, which is primarily used in cytology applications, such as cervical cancer screening, and the Full Term Fetal Fibronectin Test, which offers clinical and cost benefits for the assessment of the risk of pre-term birth. Through our recent acquisition of Third Wave, we have added in vitro diagnostic devices using Third Wave’s Invader technology, allowing researchers to create assays to perform hepatitis C virus genotyping, inherited disorders testing and testing for other mutations associated with genetic predispositions and other diseases such as Cystic Fibrosis. As noted above, we have also submitted applications to the FDA for pre-market approval of two HPV tests.

Our GYN surgical products include the NovaSure Impedance Controlled RF Ablation System (“NovaSure System”), which enables physicians to treat women suffering from excessive menstrual bleeding and the Adiana Complete Transcervical Sterilization (“TCS”) System, which is a form of permanent female contraception intended as an alternative to tubal ligation for which we are seeking a pre-market approval from the FDA.

Our skeletal health products include dual-energy X-ray bone densitometry systems, an ultrasound-based osteoporosis assessment product, our Fluoroscan mini C-arm imaging products and our Esaote line of extremity Magnetic Resonance Imaging (“MRI”) systems that are manufactured by an original equipment manufacturer.

We were incorporated in Massachusetts in October 1985 and reincorporated in Delaware in March 1990. Unless the context otherwise requires, references to us, Hologic or our company refer to Hologic, Inc. and each of its consolidated subsidiaries.

Trademark Notice

Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following:

Adeza, Adiana, AEG, ATEC, BioLucent, Celero, Cellient, Cervista, Cytyc, Dimensions, DirectRay, Discovery, Fluoroscan, FullTerm, Gestiva, GliaSite, Invader, LORAD, MammoPad, MammoSite, M-IV, M-IV Platinum, MultiCare, NovaSure, PreservCyt, R2 StereoLoc II, Suros, ThinPrep, Third Wave.

Available Information

Our Internet website address is http://www.hologic.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

Products

We view our operations and manage our business in four principal reporting segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. Financial information concerning these segments is provided in Note 14 of the Notes to our Consolidated Financial Statements included in this report.

Breast Health Products

Our breast health business offers a broad line of breast imaging products including the Selenia full field digital mammography system, a series of screen-film mammography systems, breast biopsy image guidance systems, CAD systems for both screen-film and digital mammography, and DirectRay digital detectors. Our breast health business also includes our Interventional Breast Solutions family of products including breast biopsy devices, our MammoSite radiation therapy system and the MammoPad breast cushion. Our photoconductor coating business, which we acquired in connection with our acquisition of our selenium coating capabilities for our digital detectors, is also a component of our breast health business.

DirectRay Digital Detector

Digital radiography technologies can be divided into two classes: those that employ direct methods to convert x-ray energy into an electrical signal and those that use indirect methods. Digital radiography technologies using indirect conversion detectors employ a two-step process for x-ray detection. Scintillator coatings, such as cesium iodide or gadolinium oxysulfide, capture x-ray energy and convert it to light. An array of thin-film diodes then converts the light energy to electrical signals. We believe that digital x-ray imaging technologies that require light conversion may compromise image resolution, lessening detection capability. Our DirectRay flat panel detector technology employs an amorphous selenium (“a-Se”) photoconductor to directly convert x-ray photons into an electrical signal. No intensifying screens or additional processes are required to capture and convert the x-ray energy, enabling superior imaging resolution and contrast sensitivity.

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

The Selenia product family has a number of other features designed to improve image quality and patient throughput. The open architecture of the system’s design provides for full integration with existing enterprise Picture Archiving and Communications Systems (“PACS”) and Radiology Information Systems (“RIS”). Recent additions to the Selenia product line include the development of the Selenia S digital mammography system, a product specifically designed for the screening mammography facility or mobile environment, and a new tungsten x-ray tube option which, when used in combination with a special silver filter, allows images to be acquired at a lower dose without compromising the image quality.

Breast Tomosynthesis

Breast tomosynthesis is new technology, enabling our next generation Selenia full field digital mammography System “Dimensions”. The Dimensions product received CE mark approval in Europe in fiscal 2008; however, it is not yet commercially available in the United States, where we are seeking pre-market FDA approval. The Dimensions system is designed specifically to address many of the limitations of two dimensional (“2D”) digital mammography. It includes a mammography gantry capable of performing both 2D and 3D image acquisition and display. The system when operating in 3D mode, acquires a series of low dose x-ray images taken in a scanning motion at various angles. The images are mathematically processed into a series of small slices, revealing breast tissue from a three dimensional perspective. The purpose of the technology is to reduce the tissue distortion and shadowing caused by breast compression required during a typical mammography exam. By allowing the clinician to review breast tissue in three dimensional space, we believe the more subtle architecture of various types of suspicious lesions can be better interpreted, with the goal of ultimately increasing cancer detection and reducing unnecessary patient callbacks.

Screen-Film Mammography Systems

Our screen-film mammography systems include our LORAD M-IV and M-IV Platinum systems. The M-IV Platinum system incorporates our Fully Automatic Self-adjusting Tilt (“FAST”) Paddle, and our High Transmission Cellular (“HTC”) Grid.

SecurView Workstation

The images captured by digital mammography systems are typically transmitted electronically for review by a radiologist at a work station. Early product development activities focused on improving digital workflow in the breast-imaging suite due to limited PACS mammography functionality. To this end, we developed the SecurViewDX breast imaging softcopy workstation, approved for interpretation of digital mammograms from most vendors as well as images from other diagnostic breast modalities. To complement this product, we also developed the SecurViewRT workstation, a technologist workstation enabling bi-directional exchange of electronic communications between the reviewer and the technologist. An additional configuration was added to the Selenia acquisition workstation to allow incorporation of a second monitor and computer, providing all functionalities of the SecurViewRT workstation within the exam room. This configuration is called the “Selenia with TechMate” digital mammography system.

CAD Systems

In July 2006 we acquired R2 Technology, Inc. (“R2”), which develops CAD systems for a variety of imaging modalities and disease states. CAD is used by an increasing number of radiologists as “a second pair of eyes” when reading a woman’s mammogram. Use of this technology provides reviewers with the potential to detect findings that might otherwise be overlooked during the review process, thus increasing cancer detection.

R2’s mammography applications software tools have been integrated into our line of multi-modality breast imaging workstations.

Stereotactic Breast Biopsy Systems

We provide clinicians with the flexibility of choosing upright or prone systems for breast biopsy by offering two minimally invasive stereotactic breast biopsy guidance systems, the MultiCare Platinum dedicated, prone breast biopsy table and the StereoLoc II upright attachment. The StereoLoc II attachment is used in conjunction with our M-IV series of screen-film mammography systems and our Selenia full field digital mammography system. These systems provide an alternative to open surgical biopsy, and can be performed as an outpatient procedure under local anesthesia, allowing shorter recovery times and reduced morbidity.

Breast Biopsy Products

In July 2006 we acquired Suros Surgical Systems, Inc. (“Suros”), a developer and manufacturer of minimally invasive interventional products for breast biopsy, tissue removal and biopsy site marking. The biopsy technology, which includes a patented fluid management system, allows the removal of tissue or biopsy samples using stereotactic x-ray, ultrasound and MRI guidance systems. The Automated Tissue Excision and Collection (“ATEC”) product line includes percutaneous, automatic vacuum-assisted breast biopsy collection systems, a disposable handpiece used to collect samples, and biopsy site markers. The ATEC line of products is designed to accommodate a broad range of clinical and patient presentations. In 2007, we began offering the Celero vacuum-assisted, spring loaded, large core biopsy device designed for use under ultrasound guidance to access hard-to-reach lesions in the axilla, near the chest wall, near implants or behind the nipple.

MammoSite Radiation Therapy System

The MammoSite System accelerated partial breast irradiation (APBI) technology is comprised of an inflatable balloon catheter in which a radioactive source is introduced for therapy delivery. The inflatable balloon is inserted into the surgical cavity remaining after removal of the tumor. The catheter portion of the system allows the radioactive source to be added or withdrawn over the course of the therapy. This local placement of the balloon provides for therapeutic delivery of a 5-day course of radiation to the tissue most likely to contain residual cancerous cells following surgery, while reducing radiation exposure to adjacent healthy tissue.

MammoPad Breast Cushion

In September 2007 we acquired BioLucent, Inc. (“BioLucent”), the manufacturer of the proprietary MammoPad breast cushion. The MammoPad cushion is designed to reduce the discomfort women often experience during mammography. The cushion’s grip-like surface also holds breast tissue in place to improve breast positioning. The radiolucent cushion does not interfere with image quality and can be used with both digital and analog mammography.

Photoconductor Coatings

On May 2, 2006 we acquired AEG Elektrofotografie GmbH (“AEG”), with plants in Warstein, Germany, and Shanghai, China. AEG is our sole supplier of the amorphous selenium photoconductor coatings employed in our Selenia full-field digital mammography detectors. AEG also develops, manufactures, and sells non-medical selenium and organic photoconductor materials for use in a variety of other electro photographic applications, including copying and printing.

Diagnostic Products

Our diagnostic product offerings include the ThinPrep System used primarily for cytology applications, such as cervical cancer screening, and the FullTerm Fetal Fibronectin Test for pre-term birth risk assessment. As a result of our acquisition of Third Wave in July 2008, our diagnostic product offerings also include our proprietary Invader chemistry, which provides clinicians and researchers with molecular diagnostic products and includes two HPV tests that are currently awaiting FDA approval.

ThinPrep System

The ThinPrep System is the most widely used method for cervical cancer screening in the United States. If detected in the pre-cancerous stage, most cervical cancer cases are preventable. The ThinPrep System consists of any one or more of the following: the ThinPrep 2000 Processor, ThinPrep 3000 Processor, ThinPrep Imaging System, and related reagents, filters and other supplies, such as the ThinPrep Pap Test and our proprietary ThinPrep PreservCyt Solution.

The ThinPrep System also serves as a platform for additional gynecological applications, including our new HPV tests under development and pending FDA approval, using residual patient specimen collected in ThinPrep PreservCyt Solution.

The ThinPrep Process. The ThinPrep process begins with the patient’s cervical sample being taken by the physician using a cervical sampling device that, rather than being smeared on a microscope slide as in a conventional Pap smear, is rinsed in a vial filled with our proprietary PreservCyt Solution. This enables most of the patient’s cell sample to be preserved before the cells can be damaged by air drying. The ThinPrep specimen vial is then labeled and sent to a laboratory equipped with a ThinPrep Processor for slide preparation.

At the laboratory, the ThinPrep specimen vial is inserted into a ThinPrep Processor, a proprietary sample preparation device which automates the process of preparing cervical slides for staining and microscopic examination.

In the case of manual screening, the cytotechnologist screens each Pap test slide with a microscope to first determine the adequacy of the slide and to then examine the entire slide to differentiate diseased or abnormal cells from normal cells. With the ThinPrep Imaging System, the screening process has been automated to combine the power of computer imaging technology and human interpretive skills. Prior to human review, the ThinPrep Imaging System rapidly scans and locates areas of interest for review. By directing the cytotechnologist to areas of interest on a slide, the system may increase a cytology laboratory’s screening productivity and diagnostic accuracy.

Additional Applications. In addition to serving as a replacement for the conventional Pap smear, the ThinPrep System can also be used for non-gynecological cytology screening applications. Non-gynecological cytology applications include fine-needle aspiration specimens (e.g., breast, thyroid, lung or liver), lavage specimens (e.g., breast, gastrointestinal), body fluids (e.g., urine, pleural fluid, ascitic fluid, pericardial fluid), respiratory specimens (e.g., sputum, brushing of respiratory tracts) and ancillary testing (e.g., cell blocks, immunocytochemistry, special stains).

FullTerm Fetal Fibronectin Test

The FullTerm Fetal Fibronectin Test is a patented single-use disposable test used to determine a woman’s risk of preterm birth by detecting the presence of a specific protein, fetal fibronectin, in vaginal secretions during pregnancy. This test is approved by the FDA for use in assessing the risk of preterm birth. The test utilizes a single-use, disposable cassette and is analyzed on our patented instrument, the TLiIQ System.

InVitro Diagnostic Devices

The Invader UGT1A1 Molecular Assay, a molecular diagnostic acquired as part of our recent acquisition of Third Wave, is cleared for use to identify patients who may be at increased risk of adverse reaction to the chemotherapy drug Camptosar (irinotecan) by detecting and identifying specific mutations in the UGT1A1 gene that have been associated with that risk. Camptosar, marketed in the U.S. by Pfizer, Inc., is used to treat colorectal cancer and was relabeled in 2005 to include dosing recommendations based on a patient’s genetic profile.

Human Papillomavirus Offering

In April 2008, Third Wave submitted pre-market approval applications to the U.S. Food and Drug Administration for both its high-risk and 16/18 genotyping products, with two proposed intended uses:

•	To be used in combination with a Pap test to assess women age 30 and over for the presence of high-risk HPV types and to guide their treatment; and

•	To be used to test patients with equivocal Pap results to determine whether they should be referred for further diagnostic treatment.

These tests employ Third Wave’s Invader technology to detect the presence of the fourteen high-risk HPV types responsible for most cervical diseases, including HPV types 16 and 18, the types that cause approximately 70% of cervical disease.

GYN Surgical Products

Our surgical product offerings include the NovaSure System, the Adiana Complete Transcervical Sterilization System (“TCS”), which is a form of permanent female contraception intended as an alternative to tubal ligation and for which we are in the process of seeking a pre-market approval from the FDA, and the GliaSite Radiation Therapy System.

NovaSure System

The NovaSure System is a minimally-invasive procedure that allows physicians to treat women suffering from excessive menstrual bleeding.

The system consists of a disposable device and a controller that delivers radio frequency, or RF, energy to ablate the endometrial lining of the uterus. The NovaSure disposable device is a hand-held, single-use device that incorporates a flexible gold-plated mesh electrode used to deliver the RF energy during the NovaSure procedure. The NovaSure RF Controller generates and delivers the RF energy customized for each patient, monitors several critical treatment and safety parameters, and automatically controls other aspects of the procedure.

The NovaSure System is a “second generation” endometrial ablation therapy approved by the FDA to be performed without drug or surgical pre-treatment. Pre-treatment can be time-consuming, expensive and inconvenient for both patients and physicians and can result in uncomfortable or painful side effects and complications. In contrast, the NovaSure procedure is typically performed as an outpatient procedure in the hospital, ambulatory surgery center or physician’s office and often does not require the use of general anesthesia.

The Adiana Complete Transcervical Sterilization System

The Adiana Complete Transcervical Sterilization System is a form of permanent female contraception intended as an alternative to tubal ligation for which we are in the process of seeking pre-market approval from the FDA.

Tubal ligation is the most common form of contraception used throughout the world. The surgery is typically performed in a hospital operating room under general anesthesia and requires the physician to make one or two incisions in the abdomen. In contrast, the Adiana TCS is designed to be a minimally-invasive, non-incisional alternative that requires only local anesthesia and can be performed in a physician’s office.

To perform the Adiana procedure, a hysteroscope is used to access the uterus and a catheter is positioned immediately inside the opening of the patient’s fallopian tube. The catheter applies a very low-level of bi-polar RF energy to remove just a thin layer of cells that line a small section of the inside of the fallopian tube. The catheter then delivers a soft polymer implantable “matrix”, which remains within the prepared section of the tube. The matrix is about the size of a grain of rice. The procedure is then repeated on the other fallopian tube. Over the next few weeks, healthy tissue grows into the matrix, creating a blockage of each tube. A confirmatory dye test called a hysterosalpingogram (HSG) is conducted at three months post-procedure to confirm that the fallopian tubes are blocked.

The GliaSite Radiation Therapy System

In the first quarter of fiscal 2009, our customers were notified that our GliaSite product is being discontinued. We will continue to sell these systems until our inventory is exhausted, which we estimate will occur by the end of December 2008. With the exception of the inventory on hand, there are no other assets recorded on the Company’s September 27, 2008 Consolidated Balance Sheet related to this product line.

Skeletal Health Products

Our skeletal health products include a family of QDR dual energy x-ray bone densitometers and the Sahara Clinical Bone Sonometer, our mini C-arm imaging products and our Esaote line of extremity MRI systems, which are manufactured by an original equipment manufacturer.

QDR X-Ray Bone Densitometers

Bone densitometry is the measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures. Osteoporosis is a disease that is most prevalent in post-menopausal women. Our proprietary QDR x-ray bone densitometers incorporate dual-energy x-ray technology to precisely assess bone density of the most important fracture sites, the spine and hip. Since our commercial introduction of the first bone densitometer employing dual-energy x-ray technology in 1987, we have continually improved upon our technology, and the use of dual-energy x-ray technology has become and remains a leading bone densitometry assessment tool. We offer a range of bone densitometers with various features and options to address the requirements of our diverse customer base.

Sahara Clinical Bone Sonometers

We have developed and sell a relatively low-cost, lightweight, portable ultrasound bone analyzer, called Sahara, that assesses the bone density of the heel that can assist in initial screening for osteoporosis. Since ultrasound devices do not use x-rays in making their measurements, they do not require x-ray licensed or registered operators. However, because ultrasound bone measurements currently are not as precise as x-ray and other measurements, they are less reliable for monitoring small changes in bone density or for assessing the response to therapies. In addition, they are generally limited to measurements at peripheral skeletal sites, not the spine or hip, which are considered the optimal sites for the diagnosis of osteoporosis.

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

Extremity MRI

We distribute extremity MRI systems manufactured by Esaote. The target markets for these products are rheumatology, with specific emphasis on the early detection of rheumatoid arthritis and orthopedics, with an emphasis on orthopedic interventions and surgical planning.

Marketing, Sales and Service

We sell and service our products through a combination of direct sales and service forces and a network of independent distributors and sales representatives. In fiscal 2008, 2007 and 2006, no customer accounted for more than 10% of our consolidated revenues.

As of October 25, 2008 our direct sales and service force consisted of approximately 1,297 people.

During fiscal year 2008, our U.S. Breast and Skeletal Health sales force was comprised of full line modality account managers selling mammography and bone densitometry products, assisted by women’s health and CAD specialists. The breast biopsy (Suros) account managers worked together with our modality account managers leveraging our strong market presence in women’s health, calling on both radiologists and breast surgeons, and focused on the sale of breast biopsy devices and our Mammosite APBI technology. Our U. S. sales efforts also included the use of national account managers focused on obtaining purchasing contracts from large purchasing entities, such as managed care organizations, integrated delivery networks (“IDNs”) and government healthcare facilities. In addition, in certain regions of the U.S. we use a limited number of independent dealers or distributors to sell and service our product. These relationships enable us to sell into accounts where we might not otherwise have access.

During fiscal year 2008, we sold our breast and skeletal health products in international markets through a network of independent distributors and sales representatives, as well as a direct sales and service force in Belgium (and Germany for AEG products). We offer our broad range of products in Europe, Latin America, including Argentina, Brazil, Chile and Mexico and into Pacific Rim countries, including Japan, Australia, South Korea, Thailand and Taiwan, by working with local sales representatives and distributors or entering into strategic marketing alliances in those territories. In fiscal 2008, 2007 and 2006 foreign sales accounted for approximately 20%, 25% and 28% of our product sales, respectively. See Note 14 of Notes to Consolidated Financial Statements for geographical information concerning those sales.

Our worldwide Diagnostics and GYN Surgical sales force consists of more than 687 persons focused on healthcare providers, clinical laboratories and third-party payors. A critical element of our strategy in the United States has been to utilize the results of our clinical trials and expanded FDA labeling to demonstrate the safety, efficacy and productivity improvements to patients, healthcare providers, clinical laboratories and third-party payors.

Our Diagnostics and GYN Surgical products are marketed outside of the United States by maintaining a presence in Canada, Europe, Australia and Hong Kong. We established these operations to manage sales, service, training and distribution in the Canadian, European and Asia/Pacific markets. We have also utilized a network of third-party distributors in various other countries throughout the world, including Japan and China. We believe that in order to effectively market our current products and any other new products and applications on a worldwide basis, we will need to continue to increase our international marketing, sales, and service capabilities.

Third Wave’s products have historically been sold globally through a combination of direct sales personnel who are focused primarily on high-volume clinical reference laboratories that meet the criteria for highly-

complex CLIA laboratories, and through collaborative relationships. Third Wave’s products for the research market are sold primarily through direct sales efforts in the U.S. and in Japan. During 2007, the majority of Third Wave’s product sales were to domestic clinical laboratories.

Our service organization is responsible for installing our products, providing warranty and repair services, applications training and biomedical training. Products sold by our direct sales force typically carry limited warranties covering parts and labor for twelve months. Products sold through dealers also carry limited warranties, with terms that are normally for twelve months and cover only parts or components. We also offer service contracts to our customers that are generally one to five years in duration after the original warranty period. We provide both repair services and routine maintenance services under these arrangements, and also offer repair and maintenance services on a time and material basis to customers that do not have service contracts. Internationally, we primarily use distributors, sales representatives and third parties to provide maintenance service for our products.

As of October 25, 2008, we employed approximately 633 people as field service engineers, internal technical support personnel and related administrative personnel, including the addition of approximately 5 people serving these functions as a result of our acquisition of Third Wave.

Competition

The healthcare industry in general, and the markets in which our products compete are highly competitive and characterized by continual change and improvement in technology, and multiple technologies that have been or are under development. A number of companies have developed, or are expected to develop products that compete or will compete with our products. Many of these competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to hospitals, radiology clients, group purchasing organizations, laboratories, physicians and other potential customers. In addition, many of our competitors and potential competitors are larger and have greater financial resources than we do and offer a range of competitive products broader than our products. Some of the companies with whom we compete have or may have more extensive research, sales, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Moreover, our products could be rendered obsolete by new industry standards or changing technology. We cannot assure that we will be able to compete successfully with existing or new competitors.

Our mammography and related products and subsystems compete on a worldwide basis with products offered by a number of competitors, including GE, Siemens, Philips, PlanMed, Agfa, Carestream Health, Fuji, IMS Giotto, Sectra and Toshiba. Our FDA approved Selenia full field digital mammography system competes with products such as GE’s and Siemens’ full field digital mammography systems. In 2006, Fuji received FDA clearance to market its Computed Radiography (“CR”) mammography system, a lower-priced alternative to digital mammography. Agfa, Carestream Health, Cedara and Sectra have introduced mammography workstations and are marketing these in competition with our line of radiologist review stations. Other companies are marketing digital mammography systems or technologies in Europe and other international markets and have or are expected to apply for FDA clearance in the U.S. The FDA has announced its intent to reclassify full field digital mammography systems from Class III to Class II devices. As a result, these systems are expected to become eligible for clearance for commercialization through the FDA’s 510(k) process rather than the more rigorous pre-market approval process, which may increase the number of competitors entering the United States market. We anticipate that competition in the digital mammography market will intensify.

While we offer a broad product line of breast imaging and related products, we compete most effectively in the high-end segment of the mammography market. We believe that our continued success will depend upon the continued success of our Selenia full field digital mammography system, as well as our ability to maintain our technology leadership through product enhancements and the development of new products and technologies, such as our Dimensions breast tomosynthesis product, which we recently introduced in Europe and is subject to FDA approval in the United States.

The primary competitor for our biopsy and tissue extraction product line is Ethicon, a Johnson & Johnson company. While there are many companies in the biopsy device market, other principal competitors include SenoRx, Bard and Cardinal. In addition, emerging companies like Sanarus, Rubicor and Intact Medical all share some smaller portion of the biopsy device market. We believe that competition for our biopsy and tissue extraction product line is based largely on tissue sampling quality, product features, ease of use, product reliability and price.

Our MammoSite System faces competition from more commonly-known alternatives, such as treatments using external beam whole breast radiation, which has longer-term data on patient outcomes, and recent market entrants such as SenoRx, Inc. and Cianna Medical, which offer multi-lumen products that may support higher reimbursement rates for radiation oncology users. Internationally, our MammoSite product faces competition from traditional mastectomy, whole breast radiation therapy after lumpectomy, and a more radical breast-conserving procedure called a quadrantectomy. Additional radiation therapy methods, such as intraoperative radiation therapy, are being explored in Europe by potential competitors; however, such alternative methods have not yet achieved widespread commercial use.

Our ThinPrep liquid-based slide preparation faces direct competition in the United States primarily from Becton, Dickinson and Company, which manufactures liquid-based slide preparation systems and slide imaging systems. We also compete with the conventional Pap smear and other alternative methods for detecting cervical cancer and/or its precursors. Our products compete on the basis of a number of factors, including clinical performance, product quality, marketing and sales capabilities, manufacturing efficiency, price and customer service and support. Internationally, our ThinPrep product competes with a variety of companies and other “off-market” (non-FDA-approved) tests, since fewer regulatory barriers exist in Europe as compared to the United States.

With our FullTerm Fetal Fibronectin test, we are currently the only provider of a molecular test for predicting the risk of preterm birth. However, this product could experience competition for the preterm birth diagnostic products from companies that manufacture and market pregnancy-related diagnostic products and services. In addition, healthcare providers use diagnostic techniques such as clinical examination and ultrasound to diagnose the likelihood of preterm birth. Healthcare providers may choose to continue using these techniques to assess their patients, rather than use the FullTerm Fetal Fibronectin Test. They may also choose to use these techniques in conjunction with our FullTerm Test to predict preterm birth.

Our NovaSure System currently faces direct competition from Johnson & Johnson, Boston Scientific, American Medical Systems, Inc. and Microsulis Medical Limited, each of which currently markets an FDA-approved “second generation” endometrial ablation device for the treatment of excessive menstrual bleeding. In addition to these devices, there exist alternative treatments to our NovaSure System, such as drug therapy, hysterectomy, dilation and curettage and rollerball ablation. Internationally our products compete with drug therapy, as well as other endometrial ablation devices, including Johnson & Johnson’s Thermachoice, Boston Scientific’s HTA, the Microsulis Endometrial Ablation device and two other relatively small companies that market products that are not FDA approved. Because drug therapy is an alternative to our NovaSure procedure, NovaSure’s competitors also include many major pharmaceutical companies that manufacture hormonal drugs for women. We believe that the initial success of our NovaSure product has been primarily based upon its efficacy, ease of use, including limited patient pre-treatment requirements, and patient recovery.

Our MammoSite System faces competition from more commonly-known alternatives, such as treatments using external beam whole breast radiation, which has longer-term data on patient outcomes, and recent market entrants such as SenoRx, Inc. and Cianna Medical, which offer multi-lumen products that may support higher reimbursement rates for radiation oncology users. Internationally, our MammoSite product faces competition from traditional mastectomy, whole breast radiation therapy after lumpectomy, and a more radical breast-conserving procedure called a quadrantectomy. Additional radiation therapy methods, such as intraoperative radiation therapy, are being explored in Europe by potential competitors, however, such alternative methods have not yet achieved widespread commercial use.

In the molecular diagnostics market, our Invader products compete with many companies in the U.S. and abroad engaged in the development, commercialization and distribution of similar products intended for clinical molecular diagnostic applications. These companies may have or develop products competitive with the products offered by us. Clinical laboratories also may offer testing services that are competitive with our products. Clinical laboratories may use reagents purchased from us or others to develop their own diagnostic tests. Such laboratory-developed tests may not be subject to the same requirements for clinical trials and FDA submission requirements that may apply to our products.

In the clinical market, we compete with several companies offering alternative technologies to the Invader chemistry. These companies include, among others: Abbott Laboratories; Siemens; Becton, Dickinson and Company; Qiagen; Roche Diagnostics Corporation; Gen-Probe; Applera Corporation; Applied Biosystems; Celera; Innogenetics, Inc.; and Luminex Corporation. Our HPV tests, if and when approved, will compete with a test marketed by Qiagen, which received FDA approval in 1999. We believe the primary competitive factors in the markets for our Invader products are performance, reliability, ease of use, standardization and our proprietary market position.

In the research market, we compete with several companies offering alternative technologies to the Invader chemistry. These companies include, among others: Applied Biosystems, Affymetrix, Inc., and Illumina, Inc.

GE is our primary competitor in the osteoporosis assessment market with bone density of the hip and spine systems. We believe that competition in the field of osteoporosis assessment bone densitometry systems is based upon product versatility and features, price, precision, speed of measurement, reputation, cost and ease of operation, product reliability and quality of service.

Manufacturing

We have historically purchased many of the components and raw materials used in our products from numerous suppliers worldwide. In some cases, we have established long-term supply contracts with our suppliers. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials used in the manufacture of our products are available only from a sole supplier. We have worked closely with our suppliers to develop contingency plans to assure continuity of supply while maintaining high quality and reliability. Due to the FDA’s requirements regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. In the event that we are unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations.

We manufacture our direct radiography detectors at our manufacturing facilities in Newark, Delaware and Warstein, Germany. We manufacture substantially all of our mammography and certain of our breast biopsy systems at our manufacturing facilities in Danbury, Connecticut. We manufacture our R2 CAD line of products, our osteoporosis assessment and our mini C-arm imaging systems at our headquarters in Bedford, Massachusetts. We continue to develop our software for our CAD products at our R2 Santa Clara, California facility. The MammoPad breast cushion, acquired through our acquisition of BioLucent in September 2007, is manufactured by third parties, with quality control performed by our employees. Our breast biopsy disposable products are manufactured in Indianapolis, Indiana. Our ATEC control consoles for breast biopsy are manufactured by a third party, with quality control performed by our employees.

Our ThinPrep Processors and ThinPrep Imaging Systems are assembled at our facility in Marlborough, Massachusetts, ThinPrep PreservCyt vials are filled at our facility in Londonderry, New Hampshire and ThinPrep System filters are manufactured at both our Marlborough and Londonderry facilities. Our NovaSure disposable devices are manufactured at our facility in San Jose, Costa Rica. We are in the process of transferring our NovaSure system manufacturing operations to our new facility in Alajuela, Costa Rica. We have increased our inventory of the NovaSure system in anticipation of this transfer. However, we could incur delays and unanticipated costs in connection with that transfer, including delays or costs in obtaining the necessary FDA regulatory approvals or clearances, that could adversely affect our manufacture of the NovaSure system. We are in the process of transferring production of the RF Controller component of our NovaSure System from an electronics contract manufacturer to our Marlborough facility. We also contract with several third-parties to manufacture certain components of our MammoSite System, and we then complete the manufacturing process out of our Costa Rica and/or Marlborough locations, depending on the configuration.

We manufacture our molecular diagnostics products at our facility in Madison, Wisconsin and source certain components from various contract manufacturers.

Backlog

Our backlog as of November 9, 2008 totaled $356.7 million and as of November 4, 2007 totaled $237.9 million. Backlog consists of customer orders for which a delivery schedule within the next twelve months has been specified. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.

Research and Development

Our research and development efforts are focused on the further development and improvement of our existing products as well as the engineering and design of new innovative medical diagnostic and interventional devices, therapeutic applications and end use systems focused on women’s health. A key aim of our research and development efforts is the development of technologies that benefit our full field digital mammography system, including the development of systems to perform breast tomosynthesis, a 3-dimensional x-ray imaging technique. During fiscal 2008 we also expended significant efforts in seeking FDA approval for our Adiana Complete Transcervical Sterilization System, including the completion and submission of three year clinical trial results required by the FDA in connection with that ongoing process. With the acquisition of Third Wave, we anticipate continuing research and development efforts relating to the Cervista HPV products and HPV high volume automation solutions, the improvement of Third Wave’s existing products and the development of new molecular diagnostic products focused on women’s health.

In addition to product development, our research and development personnel play an active role in the review of product specifications, clinical protocols and FDA submissions, as well as ensuring that certain of our products conform to European health, safety and environmental requirements (CE marking). Our research and development expenses were approximately $81.4 million in fiscal 2008, $44.4 million in fiscal 2007 and $28.1 million in fiscal 2006.

Patents and Proprietary Rights

We rely primarily on a combination of trade secrets, patents, copyright and trademark laws, and confidentiality procedures to protect our technology. Due to the rapid technological changes that characterize the markets we operate in, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, we have obtained patents and will continue to make efforts to obtain patents, when available, in connection with our product development program.

We own numerous U.S. patents. Additionally, we have applied for numerous additional U.S. patents relating to our technologies, and also own or have applied for corresponding patents in selected foreign countries. These patents relate to various aspects of most of our products. We do not know if current or future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated. There is a risk that our patent applications will not be granted or that the patent or patent application will not provide significant protection for our products and technology. Unauthorized third parties may infringe, copy or reverse engineer portions of our technology. Our competitors may independently develop similar technology that our patents do not cover. In addition, because patent applications in the United States are not generally publicly disclosed until eighteen months after the application is filed, applications may have been filed by third parties which relate to our technology. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as United States intellectual property laws. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology.

In addition to the patents we have been issued or we have acquired, we license patents from others on a variety of terms and conditions.

We are engaged in intellectual property litigation as described in Item 3, Legal Proceedings, and may be notified in the future of claims that we may be infringing intellectual property rights possessed by other third parties. In connection with any such litigation or if any claims are asserted against us or our products, we may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. As a result, any infringement claims by third parties or other claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may harm our business and prospects.

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

The FDA generally must clear the commercial sale of new medical devices. Commercial sales of our medical devices within the United States must be preceded by either a pre-market notification filing pursuant to Section 510(k) of the FD&C Act or the granting of a pre-market approval. A 510(k) pre-market notification filing must contain information establishing that the device to be sold is substantially equivalent to a device commercially distributed prior to May 28, 1976.

The pre-market approval procedure involves a complex and lengthy testing and review process by the FDA and may require several years to obtain. We may need to first obtain an investigational device exemption, known as an IDE, in order to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will grant pre-market approval only if after evaluating clinical data it finds that the safety and effectiveness of the product has been sufficiently demonstrated. This approval may restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time. We currently have four pre-market approval applications that have been submitted to the FDA. These PMAs cover our Dimensions tomosynthesis product, our Adiana Complete Transcervical Sterilization System and two

Cervista human papillomavirus (“HPV”) tests. We have recently responded to additional questions from the FDA in connection with our tomosynthesis product application and completed the aggregation of three-year clinical trial results that were required to support our pre-market approval application for the Complete Transcervical Sterilization System. We are also in the process of responding to questions relating to our PMAs for our HPV tests. The FDA may have additional questions or require additional information or clinical trials for any of these products or tests. We cannot assure when or whether the FDA may approve any of our applications.

Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval from a foreign country to market and sell our products may be longer or shorter than that required for FDA approval and the requirements may differ. In addition, we may be required to meet the FDA’s export requirements or receive FDA export approval for export of our products to foreign countries. Moreover, some of our technology is governed by the International Traffic in Arms Regulations of the United States Department of State. As a result, the export of some of our systems to some countries may be limited or prohibited.

On February 15, 2006 the FDA published a proposed rule to reclassify bone sonometer devices from Class III into Class II, subject to special controls. Also on that date the FDA announced the availability of a draft guidance for industry and FDA staff entitled “Class II Special Controls Guidance Document: Bone Sonometers.” Effective August 18, 2008, the FDA down classified bone sonometers to Class II 510(k), which is less rigorous than the previous PMA process. This may result in more competitors entering the United States market.

On May 23, 2006 the FDA Radiological Devices Panel recommended the reclassification of full field digital mammography systems from Class III to Class II devices. The reclassification would result in these systems being cleared for commercialization through the 510(k) process. This may result in more competitors entering the United States market. The FDA has issued a guidance document on full field digital mammography for public comment. It is not possible to predict if and when the reclassification will occur.

Our manufacturing processes and facilities are subject to continuing review by the FDA and foreign governments or their representatives. Adverse findings could result in various actions against us, including withdrawal of approvals and product recall.

The laboratories that purchase our ThinPrep System, ThinPrep Imaging System and the FullTerm Test are subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), which require laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We believe that the ThinPrep System (including the ThinPrep Imaging System) and the FullTerm Test operate in a manner that will allow laboratories purchasing the products to comply with CLIA requirements. However, we cannot assure that adverse interpretations of current CLIA regulations or future changes in CLIA regulations would not have an adverse effect on sales of the ThinPrep System, ThinPrep Imaging System and the FullTerm Test.

The majority of the current clinical diagnostic products we acquired as part of the Third Wave acquisition were sold as Analyte Specific Reagents, known as ASRs. The FDA restricts the sale of these products to clinical laboratories certified under CLIA to perform high complexity testing and also restricts the types of products that can be sold as ASRs. In 2006, followed by additional clarification in 2007, the FDA issued guidance concerning acceptable examples of reagents that meet the threshold of the ASR regulations. In this guidance, the FDA outlined examples of products and marketing practices that go beyond the scope of the ASR regulations making the reagent part of a test system potentially subject to premarket review. These examples include combining, or promoting for use, a single ASR with another product such as other ASRs, general purpose reagents, controls, laboratory equipment, software, etc., or promoting an ASR with specific analytical or performance claims, instructions for use in a particular test, or instructions for validation of a specific test using the ASR. As a result of this recent guidance we have taken the necessary steps to comply with the guidance. This has resulted in discontinuing a number of Third Wave products that were previously sold as ASRs. We have applied for investigational device exemptions for the remaining products which will permit continued commercialization. There is no assurance that the FDA will grant such exemptions, in which case we may be required to discontinue sales of the product if it does not otherwise qualify for use as an ASR.

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

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including federal and state anti-kickback laws, as well as the Foreign Corrupt Practices Act. Anti-kickback laws make it illegal for an entity to solicit, offer, receive, or pay remuneration or anything of value in exchange for, or to induce, the referral of business or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease or order of any item or service paid for by Medicare, Medicaid or certain other federal healthcare programs. The statute has been broadly interpreted to cover a wide array of practices. Some states have passed similar laws. The federal government has published regulations that identify “safe harbors,” which if applicable will assure that certain arrangements will not be found to violate the federal anti-kickback statutes. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. While we make every effort to comply with the regulations, it is possible that our practices might be challenged under federal anti-kickback or similar laws due to the breadth of the statutory provisions and the absence of extensive guidance regarding compliance. Violations of these laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). If the government were to raise questions about our behavior or find that we have violated these laws, there could be a material adverse effect on our business. Our activities could be subject to challenge for the reasons discussed above, due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with such laws and regulations in the future, and these laws and regulations may have a material adverse effect upon our business, financial condition and results of operations.

Federal, state and foreign regulations regarding the manufacture and sale of medical devices and pharmaceuticals are subject to future change. We cannot predict what impact, if any, such changes might have on our business.

Reimbursement

In the United States, the Centers for Medicare & Medicaid Services, known as CMS, establishes guidelines for the reimbursement of healthcare providers treating Medicare and Medicaid patients. Under current CMS guidelines, varying reimbursement levels have been established for bone density assessment, endometrial ablations, mammography, surgical and other imaging, diagnostic tests and surgical procedures performed using our products. The actual reimbursement amounts vary by individual state Medicare carriers and, for non-Medicare and Medicaid patients, private insurance carriers. There are often delays between the reimbursement approvals by CMS and by a state Medicare carrier and private insurance carriers. Moreover, states as well as private insurance carriers may choose not to follow the CMS reimbursement guidelines. The use of our products outside the United States is similarly affected by reimbursement policies adopted by foreign regulatory and insurance carriers.

In June and July 2008, CMS announced proposed 2009 reimbursement rates for physician, hospital and ambulatory surgical center payments. Reimbursement rates also reflect a Sustainable Growth Rate (“SGR”) reduction which requires that reimbursement rates factor in a 5.4% reduction in physician payments under the physician fee schedule as determined by the SGR formula and Congressional legislation. CMS also implemented provisions of the Deficit Reduction Act of 2005 related to certain medical imaging procedures. For 2009, the changes that affect us include the following: a decline of approximately 0% to 5% in digital and analog mammography screening and diagnostic reimbursement rates and an approximate 19% decline in reimbursement for CAD, which reflects the third year of the four year phase-in of an approximate 50% decline announced in 2006 in addition to the SGR reduction. The proposed 2009 decline in reimbursement for bone density assessments for osteoporosis (DXA) testing is approximately 24%, reflecting the third year of the four year phase-in of an approximate 70% decline announced in 2006 in addition to the SGR reduction. Medicare payments for 2009 for our other products are effected primarily by the SGR reduction, and will decline by less than approximately 8%, with in-office payments for NovaSure and MammoSite balloon catheter placement declining by approximately 13%. Hospital outpatient department and Ambulatory Surgical Center payments for our products will increase by approximately 2% to 10%. Payments for placement of MammoSite brachytherapy source placement are decreasing by approximately 40% in Free-standing Radiation Oncology Centers.

Congress has, from time to time, overridden some or all of the proposed reductions in reimbursement. However, we cannot assure that Congress will override any part of the recent proposed reductions. The significant reductions in reimbursement rates proposed for the use of several of our products has had and may continue to have a material adverse affect on the sales of those products.

Employees

As of October 25, 2008, we had approximately 3,933 full-time employees, including 1,391 in manufacturing operations, 409 in research and development, 1,662 in marketing, sales and support services, and 470 in finance and administration. The non-management employees of our subsidiary, AEG, are represented by a union. AEG’s approximate 200 non-management German employees were subject to collective bargaining agreements negotiated on a national and regional basis between Unternehmens-Verband Südöstliches Westfalen e.V., the Employers Association of North Rhine-Westphalia, and the German Metal Workers Union, IndustrieGewerkschaft Metall. In addition, AEG’s German employees are represented by a works council, a Betriebsrat, with respect to various shop agreements for social matters and working conditions. By Chinese law, all labor contracts of the 93 non-management employees of AEG’s Chinese subsidiary are registered at the labor department of the local authorities, but are currently not members of the labor union. We believe that our relationship with our employees is good. Except as described herein, none of our other employees are represented by a union.

Item	1A. Risk Factors

This report contains forward-looking information that involves risks and uncertainties, including statements regarding our plans, objectives, expectations and intentions. Such statements made in this report should be read as applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

Risks Related to our Business

The current crisis affecting world financial markets may adversely affect our business and prospects.

Market acceptance of our medical products in the United States and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient demand for our products and procedures and the reimbursement of patient’s medical expenses by government healthcare programs. The current uncertainty surrounding world financial markets may result in the purchasers of medical equipment decreasing their medical equipment purchasing and procurement activities. Additionally, constrictions in world credit markets may result in our customers having increased difficulty securing the financing necessary to purchase our products which may result in decreased sales. Widespread economic uncertainty may also result in cost-conscious consumers making fewer elective trips to their physicians and specialists which could result in reduced demand for our products and procedures. Furthermore, governments around the world facing tightening budgets could move to further reduce the reimbursement rates offered by government sponsored healthcare programs. If the current economic condition results in the occurrence of any of these events, our business and prospects may be adversely affected.

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

In June and July 2008, CMS announced proposed 2009 reimbursement rates for physician, hospital and ambulatory surgical center payments. Reimbursement rates also reflect a Sustainable Growth Rate (“SGR”) reduction which requires that reimbursement rates factor in a 5.4% reduction in physician payments under the physician fee schedule as determined by the SGR formula and Congressional legislation. CMS also implemented provisions of the Deficit Reduction Act of 2005 related to certain medical imaging procedures. For 2009, the changes that affect us include the following: a decline of approximately 0% to 5% in digital and analog mammography screening and diagnostic reimbursement rates and an approximate 19% decline in reimbursement for CAD, which reflects the third year of the four year phase-in of an approximate 50% decline announced in 2006 in addition to the SGR reduction. The proposed 2009 decline in reimbursement for bone density assessments for osteoporosis (DXA) testing is approximately 24%, reflecting the third year of the four year phase-in of an approximate 70% decline announced in 2006 in addition to the SGR reduction. Medicare payments for 2009 for our other products are effected primarily by the SGR reduction, and will decline by less than approximately 8%, with in-office payments for NovaSure and MammoSite balloon catheter placement declining by approximately 13%. Hospital outpatient department and Ambulatory Surgical Center payments for our products will increase by approximately 2% to 10%. Payments for placement of MammoSite brachytherapy source placement are decreasing by approximately 40% in Free-standing Radiation Oncology Centers.

Our business may be harmed by our recently completed acquisitions and our merger with Cytyc.

We recently acquired a number of businesses, technologies, product lines, and products, including Third Wave, Cytyc, BioLucent, Adeza and Adiana. The success of these acquisitions will depend on our ability to realize the anticipated benefits from combining the acquired businesses with our business. We may fail to realize these anticipated benefits for a number of reasons, including the following:

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

•	failure to retain and motivate key employees;

•	failure to successfully obtain FDA approval or clearance for products under development;

•	failure to successfully manage relationships with customers, distributors and suppliers;

•	failure of customers to accept new products;

•	failure to effectively coordinate sales and marketing efforts;

•	failure to combine product offerings and product lines quickly and effectively;

•	failure to effectively enhance acquired technology and products or develop new products relating to the acquired businesses;

•	potential difficulties and inefficiencies in managing and operating businesses in multiple locations or operating businesses in which we have either limited or no direct experience;

•	potential difficulties integrating financial reporting systems;

•	potential difficulties in the timely filing of required reports with the SEC; and

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

Our success will depend upon our ability to successfully develop and commercialize new products and enhancements to our existing products.

We have continuing research and development programs designed to develop new products and to enhance and improve our products. We are expending significant resources on the enhancement of our current products as well as on the development of digital x-ray imaging products, including the development of a digital mammography product to perform breast tomosynthesis, a 3-dimensional imaging technique, the continued development of Third Wave’s Cervista HPV products and high volume automation solution, and the further development of new molecular diagnostic products focused on women’s health. We have also committed significant resources to our efforts to achieve FDA approval for our permanent female contraception product.

The successful development of our products and product enhancements is subject to numerous risks, both known and unknown, including:

•	unanticipated delays in development or the FDA’s approval or clearance process;

•	access to capital;

•	budget overruns;

•	third party intellectual property;

•	technical problems; and

•

other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products, including, for example, changes requested by the FDA in connection with pre-market approval applications for products or 510(k) clearance.

Given the uncertainties inherent with product development and introduction, our product development efforts may not be completed on a timely basis or within budget, if at all. Our failure to develop new products and product enhancements, such as our digital mammography tomosynthesis product, the Cervista HPV products and our permanent female contraception procedure on a timely basis or within budget could harm our business and prospects.

Our delay or inability to obtain any necessary United States or foreign regulatory clearances or approvals for our newly developed products or product enhancements could harm our business and prospects.

Our products are medical devices that are the subject of a high level of regulatory oversight. Our delay or inability to obtain any necessary United States or foreign regulatory clearances or approvals for our newly developed products or product enhancements, such as our digital mammography tomosynthesis product, our permanent female contraception product and our Cervista HPV products, could harm our business and prospects. The process of obtaining clearances and approvals can be costly and time-consuming. Recently we have encountered unanticipated delays in the FDA approval process relating to both our digital mammography tomosynthesis product and our permanent female contraception product. Additionally, there is a risk that any approvals or clearances, once obtained, may be withdrawn or modified.

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

The markets for our newly developed products and treatments and newly introduced enhancements to our existing products and treatments may not develop as expected.

The successful commercialization of our newly developed products and treatments and newly introduced enhancements to our existing products and treatments are subject to numerous risks, both known and unknown, including:

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

Often, the development of a significant market for a product or treatment will depend upon the establishment of a reimbursement code or an advantageous reimbursement level for use of the product or treatment. Moreover, even if addressed, such reimbursement codes or levels frequently are not addressed until after a product or treatment is developed and commercially introduced, which can delay the successful commercialization of a product or treatment. If we are unable to successfully commercialize and create a significant market for our products and treatments, such as our digital mammography tomosynthesis product, due to, among other things, the lack of reimbursement codes or disadvantageous reimbursement levels for such products or treatments, our business and prospects could be harmed.

The historical levels of sales growth experienced by our products may not be indicative of future growth as the markets for our products mature.

Historically, the demand for our technologies and treatments is greatest upon their initial introduction. However, once markets mature, growth in the market may abruptly stop or significantly slow or demand may decline. The demand for certain of our products, such as our direct-to-digital full-field mammography products and our NovaSure endometrial ablation system that initially experienced rapid growth, may not continue to reflect historical levels and we cannot predict when, or at what rate, this demand may decline. Reduced growth rates and slackening demand for our products could adversely affect our operating results and profitability.

We are dependent upon a relatively small number of large clinical laboratory customers in the United States for a significant portion of our sales of the ThinPrep System and our molecular diagnostic products added with the Third Wave acquisition.

We are dependent upon a relatively small number of large clinical laboratory customers in the United States for a significant portion of our sales of the ThinPrep System and our molecular diagnostic products that were added with the Third Wave acquisition. Due in part to a trend toward consolidation of clinical laboratories in recent years and the relative size of the largest United States laboratories, it is likely that a significant portion of these sales will continue to be concentrated among a relatively small number of large clinical laboratories. Our business and prospects may be harmed if we are unable to increase sales to, or maintain pricing levels with our existing customers and establish new customers both within and outside the United States.

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

As examples, we are currently defending ourselves against infringement complaints filed by Ethicon Endo-Surgery, Inc., a Johnson & Johnson operating company, Tissue Extraction Devices, LLC, and Digene Corporation; and we have previously defended against a claim of infringement by Tripath Imaging, Inc., which was settled in Fiscal 2008. For further information regarding these complaints, please refer to Item 3. Legal Proceedings.

In connection with claims of patent infringement, we may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. As a result, any infringement claims by third parties or claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may harm our business and prospects.

Our business could be harmed if we are unable to protect our proprietary technology.

We have relied primarily on a combination of trade secrets, patents, copyright and trademark laws and confidentiality procedures to protect our products and technology. Despite these precautions, unauthorized third parties may infringe, copy or reverse engineer portions of our technology. We do not know if current or future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated. In addition, we have obtained or applied for corresponding patents and patent applications in several foreign countries for some of our patents and patent applications. There is a risk that these patent applications will not be granted or that the patent or patent application will not provide significant protection for our products and technology. Our competitors may independently develop similar technology that our patents do not cover. In addition, because patent applications in the United States are not generally publicly disclosed until eighteen months after the application is filed, applications may have been filed by third parties which relate to our technology. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as United States intellectual property laws. Even if we believed our proprietary information is protected by patents or otherwise, the initiation of actions to protect our proprietary information could be costly and divert the efforts and attention of our management and technical personnel, and the outcome of such litigation is often uncertain. As a result of these uncertainties, we could also elect to forego such litigation or settle such litigation without fully enforcing our proprietary rights. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology.

Our international operations expose us to additional operational challenges that we might not otherwise face.

We are subject to a number of additional risks and expenses due to our international operations. Any of these risks or expenses could have a material adverse effect on our operating results. These risks and expenses include:

•	difficulties in staffing and managing operations in multiple locations as a result of, among other things, distance, language and cultural differences;

•	protectionist laws and business practices that favor local companies;

•	greater difficulties in trade accounts receivable collection;

•	difficulties and expenses related to implementing internal controls over financial reporting and disclosure controls and procedures;

•	expenses associated with customizing products for clients in foreign countries;

•	possible adverse tax consequences;

•	the inability to obtain favorable third-party reimbursements;

•	the inability to obtain required regulatory approvals;

•	governmental currency controls;

•

multiple, conflicting and changing government laws and regulations (including, among other things, antitrust and tax requirements, international trade regulations and the Foreign Corrupt Practices Act);

•	reduced protection for intellectual property rights in some countries;

•	political and economic changes and disruptions;

•	clone or “knock off” products;

•	export/import controls; and

•	tariff regulations.

Fluctuations in the exchange rates of European currencies and the other foreign currencies in which we conduct our business, in relation to the U.S. dollar, could harm our business and prospects.

We maintain sales and service offices outside the United States, have manufacturing facilities in Germany, Costa Rica and China, and conduct business worldwide. The expenses of our international offices are denominated in local currencies, except at our Costa Rica subsidiary, where the majority of business is conducted in U.S. dollars, and our foreign sales may be denominated in local currencies, the Euro or U.S. dollars, with a majority of our sales to international dealers denominated in U.S. dollars.

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

Recently the value of the U.S. dollar has strengthened against the value of many foreign currencies. The strengthening of the U.S. dollar makes dollar denominated sales less competitive in international markets and may impact sales and margins over time. In addition, the value of our sales denominated in foreign currencies will decrease as the U.S. dollar strengthens. We believe that the strengthening of the U.S. dollar, if it persists, may have a material adverse effect on our international sales and margins.

Interruptions, delays, shutdowns or damage at our manufacturing facilities could harm our business.

We manufacture our products at a number of different facilities located throughout the world. An interruption in manufacturing capabilities at any of these facilities, as a result of equipment failure or other reasons, could reduce, delay or prevent the production of our products. Our manufacturing facilities are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods or weather conditions. Our manufacturing facilities may experience plant shutdowns, strikes or other labor disruptions, or periods of reduced production as a result of equipment failures, loss of power, gray outs, delays in deliveries or extensive damage to any of our facilities, which could harm our business and prospects. Because some of our manufacturing operations are located in Germany, China and Costa Rica, those manufacturing operations are also subject to additional challenges and risks associated with international operations described below. We have recently completed construction of a new manufacturing facility in Costa Rica. There is a risk that we will not be able to successfully obtain the regulatory approval for this facility in a timely manner and this could adversely impact our business and prospects.

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

Our operations and facilities, including the number of employees and the geographic area of operations, have grown rapidly. Our failure to manage growth effectively could harm our business and prospects. Such growth may significantly strain our managerial, operational and financial resources and systems. To manage such growth effectively, it is expected that we will continue to implement and improve additional management and financial systems and controls, and to effectively retain, expand, train and manage our employee base.

We face intense competition from other companies and may not be able to compete successfully.

A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Some of our competitors are large companies that may enjoy significant competitive advantages over us, including:

•	significantly greater name recognition;

•	established distribution networks;

•	additional lines of products, and the ability to offer rebates or bundle products to offer discounts or incentives to gain competitive advantage;

•	more extensive research, development, sales, marketing, manufacturing and financial capabilities; and

•	better positioning to continue to improve their technology in order to compete in an evolving industry.

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

Our results of operations have been and may continue to be subject to significant quarterly variation. Our results for a particular quarter may also vary due to a number of factors, including:

•	the overall state of healthcare and cost containment efforts;

•	the timing and level of reimbursement for our products domestically and internationally;

•	the development status and demand for our products;

•	the development status and demand for therapies to treat breast cancer and osteoporosis;

•	economic conditions in our markets;

•	foreign exchange rates;

•	the timing of orders;

•	the timing of expenditures in anticipation of future sales;

•	the mix of products we sell;

•	regulatory approval of products;

•	the introduction of new products and product enhancements by us or our competitors;

•	pricing and other competitive conditions;

•	unanticipated expenses; and

•	complex revenue recognition rules pursuant to U.S. generally accepted accounting principles (“U.S. GAAP”).

Customers may also cancel or reschedule shipments. Production difficulties could also delay shipments. Any of these factors also could harm our business and prospects.

Recent proposed changes to reclassify full-field digital mammography to permit 510(k) clearance could increase competition for our digital mammography products.

On May 23, 2006 the FDA Radiological Devices Panel recommended the reclassification of full-field digital mammography systems from Class III to Class II devices. The FDA has issued guidance on full field digital mammography for public comment during 2008. If the FDA implements the panel’s recommendation, the reclassification would allow full-field digital mammography systems to be cleared for commercialization through the 510(k) process, which is less rigorous than the present pre-market approval process. If and when implemented, the reclassification for full-field digital mammography systems from Class III to Class II devices may lower barriers of entry into the digital mammography market, may result in more competitors entering the United States market and could harm sales of our digital mammography systems.

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

The sale and use of one of our diagnostic products could also lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect that resulted in the failure to detect a disorder for which it was being used to screen, inaccurate test results or caused injuries to a patient. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure additional coverage in the future. Also, even a meritless or unsuccessful product liability claim could be time consuming and expensive to defend, which could result in a diversion of management’s attention from our business and could adversely affect the perceived safety and efficacy of our products, and could harm our business and prospects.

We use hazardous materials and products.

Our research and development and manufacturing involves the controlled use of hazardous materials, such as toxic and carcinogenic chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of this type of accident, we could be held liable for any resulting damages, and any such liability could be extensive. We are also subject to substantial regulation relating to occupational health and safety, environmental protection, hazardous substance control, and waste management and disposal. The failure to comply with such regulations could subject us to, among other things, fines and criminal liability.

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

An adverse change in the projected cash flows from our acquired businesses or the business climate in which they operate, including the continuation of the current financial and economic turmoil, could require us to incur an impairment charge which would have an adverse impact on our operating results.

We periodically review the carrying value of the goodwill and other long-lived assets reflected in our financial statements to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment of the value of these assets. Conditions that would indicate impairment and necessitate a revaluation of these assets include, but are not limited to, a significant adverse change in the business climate or the legal or regulatory environment within which we operate. If the carrying value of an asset is determined to be impaired we will write-down the carrying value of the intangible asset to its fair value in the period identified. We generally calculate fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. As of September 27, 2008, we had approximately $7.4 billion of goodwill and other long-lived assets. Subsequent to September 27, 2008, we have experienced a decline in the price of our publicly-traded common stock and related market capitalization such that our market capitalization has declined below the book value of our net assets. We evaluated this decline in our market capitalization subsequent to September 27, 2008 and have concluded that it was not an indicator of an impairment that existed as of September 27, 2008. We will continue to monitor our market capitalization compared to the book value of our net assets. It is possible that the continuation of the current global financial and economic turmoil could negatively affect our anticipated cash flows, or the discount rate that is applied to valuing those cash flows, to such an extent that we could be required to perform an interim impairment test in fiscal 2009. Such a requirement could result in a material impairment charge that would have an adverse impact on our operating results.

We are exposed to potential risks and will continue to incur significant costs as a result of the internal control testing and evaluation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

We assessed the effectiveness of our internal control over financial reporting as of September 27, 2008 and assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute a material weakness. As a result of this evaluation, no material weaknesses were identified.

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

In 2008, we acquired Third Wave and we expect to include Third Wave in our assessment of internal control over financial reporting in fiscal 2009. We expect to face additional challenges in implementing the required processes, procedures and controls as a result of the acquisition and other acquired operations. Although we intend to devote time and incur costs, as necessary, to ensure ongoing compliance, we cannot be certain that we will be successful in complying with Section 404 of the Sarbanes-Oxley Act.

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

Risks Related to our Indebtedness

We incurred significant indebtedness in order to finance the merger with Cytyc Corporation and our acquisition of Third Wave, which limits our operating flexibility, and could adversely affect our operations and financial results and prevent us from fulfilling our obligations.

In order to finance the cash portion of the merger with Cytyc and other expenses in connection with the merger we incurred over $2.35 billion of new indebtedness under various senior secured term loan facilities (collectively, the “Cytyc Facilities”). On December 10, 2007, we issued $1.725 billion of 2.0% convertible notes due 2037 (the “Convertible Notes”), which are unsecured and subordinated to our secured indebtedness. The Cytyc Facilities were repaid in full as of June 28, 2008, using the net proceeds from our issuance of the Convertible Notes and our voluntary prepayment of principal. The Convertible Notes remain outstanding at September 27, 2008.

In connection with our acquisition of Third Wave, we entered into an amended and restated credit agreement in order to replace the Cytyc Facilities with $540 million of new indebtedness, including approximately $400 million under a senior secured tranche A term loan facility which matures on September 30, 2012 and $140 million under a senior secured tranche B term loan facility which matures on March 31, 2013 (collectively, the “New Credit Facilities”). Additionally, certain other of our indebtedness may remain outstanding. Our New Credit Facilities bear interest at variable rates. Our level of indebtedness may:

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

In addition, the terms of our New Credit Facilities contain covenants that restrict our ability, and that of our subsidiaries, to engage in certain transactions and may impair our ability to respond to changing business and economic conditions, including, among other things, limitations on the ability to:

•	incur additional indebtedness and additional liens on our assets;

•	engage in mergers or acquisitions or dispose of assets;

•	enter into sale-leaseback transactions;

•	pay dividends or make other distributions;

•	voluntarily prepay other indebtedness;

•	enter into transactions with affiliated persons;

•	make investments; and

•	change the nature of our businesses.

Our New Credit Facilities also require us to satisfy certain financial covenants.

Our ability to comply with these provisions may be affected by general economic conditions, political decisions, industry conditions and other events beyond our control. Our failure to comply with the covenants contained in our New Credit Facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operation and financial condition.

If there were an event of default under one of our debt instruments or a change of control, the holders of the defaulted debt may be permitted to cause all amounts outstanding with respect to that debt to be due and payable immediately and may be cross-defaulted to other debt. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, and there is no guarantee that we would be able to repay, refinance or restructure the payments on those debt securities.

We may not be able to generate sufficient cash flow to service all of our obligations, including our obligations under our credit facilities.

Our ability to make payments on and to refinance the indebtedness under the New Credit Facilities and the Convertible Notes or any other of our obligations or indebtedness, and to fund planned capital expenditures, strategic transactions and expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

The accounting for convertible debt securities such as our Convertible Notes is subject to change that will result in a significant increase in the accrual of interest expense under those notes.

The accounting for convertible debt securities such as our Convertible Notes is subject to frequent scrutiny by the accounting regulatory bodies and is subject to change. In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP applies to convertible debt instruments (such as our Convertible Notes) that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133. As a result of the issuance of this FSP, the liability and equity components of our Convertible Notes must be separately accounted for in a manner that will reflect our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the debt over the amount ultimately allocated to the liability component is required to be amortized to interest expense using the interest method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As a result, we will adopt this standard at the beginning of fiscal 2010. This FSP must be applied retrospectively to all periods presented. The retrospective adoption of this FSP will increase our historical reported interest expense from December 10, 2007 (issuance date of the Convertible Notes) forward. Upon adoption, we expect to revise prior periods by reclassifying approximately $470.0 million of our Convertible Notes to additional paid-in capital, resulting in a debt discount. As a result, our fiscal 2008 non-cash interest expense will increase by approximately $48.2 million, resulting in a restated diluted loss per share of approximately $1.69 per share, net of tax. Future periods would be similarly affected by an amortization of the debt discount as an interest expense.

Risks Related to our Common Stock and Convertible Notes

Future issuances of common stock and hedging activities may depress the trading price of our common stock and our Convertible Notes.

Any future issuance of equity securities, including the issuance of shares upon conversion of our Convertible Notes, could dilute the interests of our existing stockholders, including holders who have received shares upon conversion of our Convertible Notes, and could substantially decrease the trading price of our common stock and our Convertible Notes. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

Owned Real Property

We own an approximately 168,000 square foot research and development, manufacturing and administrative site in Newark, Delaware at which we conduct our DirectRay digital detector research and development and plate manufacture. We currently occupy approximately 63,000 square feet of this building, which houses our plate manufacturing facility, including both a Class 1 and a Class 2 clean room. We lease approximately 105,000 square feet of the facility to Siemens under a lease which expires in April 2015. Our AEG subsidiary owns an approximately 180,000 square foot facility in Warstein, Germany which is used for its headquarters, manufacturing and research and development. Cytyc also owns approximately 2.7 acres of land and approximately 46,000 square feet of facilities housing additional manufacturing operations in Londonderry, New Hampshire.

Leased Real Property

In September 2002, we completed a sale/leaseback transaction for our approximately 200,000 square foot headquarters and manufacturing facility located in Bedford, Massachusetts and our approximately 62,500 square foot Lorad manufacturing facility in Danbury, Connecticut. The lease for these facilities, including the associated land, has a term of 20 years, with four-five year renewal options. In January 2004, Cytyc leased approximately 216,000 square feet in Marlborough, Massachusetts for its administrative, research, manufacturing and distribution operations for a term of 15 years with two (2) five-year options to extend the term upon written notice to the landlord. In July 2006, Cytyc entered into a 12-year lease agreement for a building with approximately 146,000 square feet also located in Marlborough, Massachusetts, which is principally used as an additional manufacturing facility. We also lease approximately 60,000 square feet of office and manufacturing space in Danbury, Connecticut near our Lorad manufacturing facility. This lease expires in December 2012. In April 2007, Cytyc entered into a ten year lease for a building with approximately 164,000 square feet located in Alajuela, Costa Rica. We are currently in the process of moving our manufacturing operations to this newly constructed facility.

We lease other facilities utilized for office space and manufacturing and distribution operations across the United States, in Shanghai, China and in Costa Rica. We also lease several sales and service offices throughout the world.

In connection with our secured credit facility, we entered into mortgages for our Newark, Delaware and Londonderry, New Hampshire properties and leasehold mortgages for our interests in our Danbury, Connecticut, Bedford, Massachusetts and Indianapolis, Indiana facilities.

Item 3.	Legal Proceedings

On October 5, 2007 Ethicon Endo-Surgery, Inc., a Johnson & Johnson operating company, filed a complaint against us and our wholly-owned subsidiary Suros in the United States District Court for the District of Ohio. The complaint alleges that certain of the ATEC biopsy systems manufactured and sold by us and Suros infringe four Ethicon patents. An amended complaint filed January 11, 2008 additionally asserts claims of unfair competition. Through the complaint Ethicon seeks to enjoin us and Suros from the alleged conduct including the acts of unfair competition and infringement of the patents and additionally seeks recovery of unspecified damages and costs.

On January 9, 2008, Tissue Extraction Devices, LLC filed a complaint against us and our wholly-owned subsidiary Suros in the United States District Court for the Northern District of Illinois, alleging infringement of US Patent No. 7,316,726 by certain of the ATEC biopsy systems manufactured and sold by us and Suros. The complaint seeks to enjoin us and Suros from infringing the patents as well as the recovery of damages and costs resulting from the alleged infringement.

On January 11, 2007, Digene Corporation filed suit against Third Wave in the United States Court for the Western District of Wisconsin. The complaint alleged patent infringement by Third Wave’s HPV ASR product. Third Wave’s response denied the alleged infringement and asserted that certain Digene sales practices violate certain antitrust laws. On November 23, 2007 the court issued an order dismissing Digene’s patent infringement claims. On January 11, 2008, the court issued an order granting Digene’s motion for summary judgment on Third Wave’s antitrust counterclaims. On February 29, 2008 both Third Wave and Digene filed notices of appeal to the Court of Appeals for the Federal Circuit.

As of September 27, 2008 we do not believe a loss is probable in any of the matters disclosed above. We are a party to various other legal proceedings arising out of the ordinary course of our business. We believe, that except for those described above, there are no proceedings pending against us which, if determined adversely, would have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common stock is traded on the Nasdaq Global Select Market under the symbol “HOLX.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported by the Nasdaq Global Select Market. This stock price information has been adjusted to give effect for the stock split effected on April 2, 2008.

Fiscal Year Ended September 29, 2007	High	Low
First Quarter	$26.17	$20.97
Second Quarter	30.12	22.94
Third Quarter	31.59	25.48
Fourth Quarter	31.27	23.76

Fiscal Year Ended September 27, 2008	High	Low
First Quarter	$35.79	$29.40
Second Quarter	36.44	25.73
Third Quarter	30.99	20.15
Fourth Quarter	24.22	17.83

Number of Holders. As of November 18, 2008, there were approximately 1,558 holders of record of our common stock, including multiple beneficial holders at depositaries, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.

Dividend Policy. We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. In addition, our amended credit facility prohibits us from declaring or paying any cash dividends.

Recent Sales of Unregistered Securities. We did not sell unregistered securities during the fourth quarter of fiscal 2008.

Issuer’s Purchases of Equity Securities. We did not repurchase any of our equity securities during the fourth quarter of fiscal 2008.

Item 6.	Selected Financial Data.

In fiscal 2006 we acquired the intellectual property relating to Fischer Imaging Corporation’s mammography business. In fiscal 2006 we also acquired AEG Elektrofotografie (“AEG”), R2 Technology, Inc. (“R2”) and Suros Surgical, Inc. (“Suros”). In the fourth quarter of fiscal 2007 we acquired BioLucent, Inc. (“BioLucent”). In the first and fourth quarters of fiscal 2008 we acquired Cytyc Corporation (“Cytyc”) and Third Wave Technologies, Inc. (“Third Wave”), respectively. We used the purchase method of accounting in accordance with SFAS No. 141, Business Combinations to account for acquired entities.

	Fiscal Years Ended
	September 27, 2008	September 29, 2007	September 30, 2006	September 24, 2005	September 25, 2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenues:
Product sales	$1,502,447	$628,854	$388,111	$229,075	$177,936
Service and other revenues	172,052	109,514	74,569	58,609	50,769

	1,674,499	738,368	462,680	287,684	228,705

Costs and Expenses:
Cost of product sales	535,082	267,470	188,443	116,478	94,762
Cost of product sales—amortization of intangible assets	95,310	11,262	5,011	1,153	1,037
Cost of service and other revenues	151,589	114,307	75,921	58,181	48,574
Research and development	81,421	44,381	28,113	18,508	16,494
Selling and marketing	261,524	85,520	56,239	34,200	31,761
General and administrative	147,405	62,092	42,176	26,533	23,491
Amortization of acquired intangible assets	25,227	5,584	1,631	—	—
Restructuring	6,383	—	—	—	—
Impairment of acquired intangible assets	2,900	—	—	—	—
Net gain on sale of intellectual property	—	—	(5,093)	—	—
Acquired in-process research and development	565,200	—	19,900	—	—

	1,872,041	590,616	412,341	255,053	216,119

(Loss) income from operations	(197,542)	147,752	50,339	32,631	12,586
Interest income	4,528	2,815	4,082	2,219	540
Interest expense	(84,912)	(2,511)	(1,230)	(376)	(278)
Other (expense) income, net	(1,215)	433	32	221	79

(Loss) income before income taxes	(279,141)	148,489	53,223	34,695	12,927
Provision for income taxes	106,476	53,911	25,800	6,439	763

Net (loss) income	$(385,617)	$94,578	$27,423	$28,256	$12,164

	Fiscal Years Ended
	September 27, 2008	September 29, 2007	September 30, 2006	September 24, 2005	September 25, 2004
	(In thousands, except per share data)
Basic net (loss) income per common and common equivalent share (1)	$(1.57)	$0.88	$0.29	$0.33	$0.15

Diluted net (loss) income per common and common equivalent share (1)	$(1.57)	$0.86	$0.28	$0.31	$0.14

Weighted average number of common shares outstanding (1):
Basic	245,968	106,873	93,025	85,648	81,031

Diluted	245,968	109,669	97,240	90,252	85,186

Consolidated Balance Sheet Data
Working capital	$352,703	$220,568	$123,493	$172,615	$118,238
Total assets	8,134,632	1,066,349	856,205	279,839	211,751
Line of credit	—	—	55,000	—	—
Long-term debt	2,162,420	9,222	6,163	—	472
Total stockholders’ equity	4,642,269	805,723	605,750	217,834	166,275

(1)	All share and per share data have been retroactively restated to reflect the 2-for-1 stock splits effected on November 30, 2005 and April 2, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the “Selected Financial Data”, the Consolidated Financial Statements and the information described under the caption “Risk Factors” included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, pension liabilities, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations.

The following is a discussion of what we believe to be the more significant critical accounting policies and estimates used in the preparation of our consolidated financial statements.

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

Accounts Receivable Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade receivables based on a combination of factors, which may include dialogue with the customer to determine the cause of non-payment, the use of collection agencies, and/or the use of litigation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the related receivable to the amount that we expect to recover given all information present. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and our assessment of the customer’s current credit worthiness. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, for example as a result of the recent financial and economic turmoil or otherwise, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Our accounts receivable reserves were $6.5 million, $4.6 million and $3.7 million in fiscal 2008, 2007 and 2006, respectively. The increase in reserves in each of the last two fiscal years was primarily due to an increase in our revenues and associated accounts receivable. Our accounts receivable reserve has decreased as a percentage of sales as a result of our historical collection experience.

Valuation of Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in recent business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. The valuation of purchased research and development represents the estimated fair value at the dates of acquisition related to in-process projects. Our purchased research and development represents the value of in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. We expense the value attributable to these in-process projects at the time of the acquisition. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the acquisitions as a whole.

We use the income approach to determine the fair values of our purchased research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, we consider, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects we acquired in connection with our fiscal 2008 and fiscal 2006 acquisitions, we used risk-adjusted discount rates to discount our projected cash flows, ranging from 14% to 35%. We believe that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects. We did not acquire in-process research and development in connection with the fiscal 2007 acquisition of BioLucent.

We have also used the income approach, as described above, to determine the estimated fair value of certain other identifiable intangible assets including developed technology, customer relationships and trade names. Developed technology represents patented and unpatented technology and know-how. Customer relationships represent established relationships with customers, which provide a ready channel for the sale of additional products and services. Tradenames represent acquired product names that we intend to continue to utilize.

Intangible Assets and Goodwill

Intangible Assets

We amortize our intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 4 to 30 years. We review our intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, we will write-down the carrying value of the intangible asset to its fair value in the period identified. We generally calculate fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

In connection with the sale of certain intellectual property previously acquired from Fischer, to Siemens AG in July 2006, we recorded an impairment charge of approximately $1.4 million during the fourth quarter of fiscal

2006. The impairment charge was the result of a higher carrying value of such assets as compared to their fair value. The charge is a component of the net gain on sale of intellectual property in the accompanying Consolidated Statements of Operations and is classified as part of the Breast Health segment.

Subsequent to the Cytyc merger, we decided to discontinue the development of Cytyc’s Helica product. We will not realize any future cash flows from this product. Our intangible asset valuation for Cytyc included approximately $2.9 million related to customer relationships for Helica. As a result of the Helica product discontinuation, we recorded an impairment charge, as a component of our GYN Surgical segment, of $2.9 million in the first quarter of fiscal 2008.

Goodwill

In accordance with FASB Statement of Financial Accounting Standard No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, we test goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate and an adverse action or assessment by a regulator. Additionally, current economic and market conditions may also require an interim impairment test such as a decline in an entities market capitalization.

Consistent with prior years, we conducted our annual impairment test of goodwill for certain of our historical reporting units (reporting units prior to the Cytyc merger) as of the last day of the second quarter of fiscal 2008. In performing the test, we utilize the two-step approach prescribed under SFAS 142. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We considered a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales or offerings of similar companies. We base the discount rate used to arrive at a present value as the date of the impairment test on our weighted average cost of capital. If the carrying value of a reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. To date, we have not performed the second step of the impairment test as part of our review because the fair value of each reporting unit exceeded its respective carrying value.

In the fourth quarter of fiscal 2008, we changed the measurement date from the last day of our second quarter to the first day of our fourth quarter, in order to provide additional time to quantify the fair value of our reporting units and to evaluate the results of the impairment testing. This change did not delay, accelerate or avoid an impairment charge. This change did not have an effect on our financial performance or results of operations, nor was there any impact on prior period financial statements under the requirements of the Financial Accounting Standard Board Statement No. 154. The retrospective application as required under SFAS No. 154 was not necessary as no impairment charges had been recorded in any previously recorded financial statements nor did the change in measurement date cause any impairments.

As a result of the change in the measurement date for our annual goodwill impairment test for our historical reporting units from the last day of the second quarter of the fiscal year to the first day of the fourth quarter of the fiscal year, we have evaluated, in accordance with paragraph 27 of SFAS 142, whether the detailed determination of fair value of our historical reporting units as of March 29, 2008 can be carried forward to the first day of our fiscal fourth quarter of 2009 or if a new test of goodwill impairment is required to be performed for these historical reporting units. In its evaluation we noted the assets and liabilities of the reporting units had not changed significantly, there was sufficient margin between the carrying amount and fair value determination for each reporting unit and no events or circumstances related to these reporting units would suggest that a current fair value determination of reporting units would result in a valuation lower than the carrying amount of the reporting units. Based on this evaluation we believe we sufficiently meet the requirements of paragraph 27 of SFAS 142 to carry forward our estimate of fair value for these reporting units.

We conducted our annual impairment test of goodwill for our new reporting units as a result of our acquisition of Cytyc Corporation as of the first day of the fourth quarter of fiscal 2008. In performing the test, we utilized the two-step approach prescribed under SFAS 142. We considered a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales or offerings of similar companies. We based the discount rate used to arrive at a present value as the date of the impairment test on our weighted average cost of capital. The fair value of each reporting unit was determined to be in excess of each reporting unit’s carrying value and as a result the second step of the impairment test was not required.

Subsequent to September 27, 2008, we have experienced a decline in the price of our publicly-traded common stock and related market capitalization such that our market capitalization has declined below the book value of our net assets. We evaluated this decline in our market capitalization subsequent to year-end and have concluded that it was not an indicator of an impairment that existed as of September 27, 2008. We will continue to monitor our market capitalization compared to our book value of net assets and may be required to perform an interim goodwill impairment test in our first quarter of fiscal 2009.

The estimate of fair value requires significant judgment. Any loss resulting from an impairment test would be reflected in operating (loss) income in our Consolidated Statements of Operations. The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Pension Liabilities

We sponsor defined benefit pension plans covering the employees of our AEG German subsidiary. On September 29, 2006, the FASB issued SFAS 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit post-retirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit post-retirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit post-retirement plan in comprehensive income in the year in which changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with post-retirement benefit plan accounting. As required by SFAS 158, we used a prospective approach in our adoption of SFAS 158. As of September 29, 2007, we recognized the unfunded status of our deferred benefit pension plan. The adoption of SFAS 158 did not impact our compliance with our debt covenants under our credit agreements, cash position or results of operations. As of September 27, 2008, we have recorded a pension liability, based upon an actuarial valuation, of approximately $0.3 million as a component of accrued expenses and $7.0 as a component of other long-term liabilities in the accompanying consolidated financial statements. The selection of the assumptions used to determine pension expense or income involves significant judgment. Our actuarial assumptions and discount rate assumptions are considered the key variables in determining pension expense or income. The discount rate assumption was determined by using a model consisting of theoretical bond portfolios that closely match the various durations of that of our pension liability. The discount rate assumption we used for our German pension benefits plans was 6.5%. The discount rate is dependent on the participation level of the particular countries covered within the plans. Therefore, the discount rate is consistent with the fact that the pension is 100% German-based.

Revenue Recognition

We recognize product revenue upon shipment provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, no rights of return exist and collection of the resulting receivable is reasonably assured. Generally, our product arrangements are multiple element arrangements, including services such as installation and training. Beginning in the fourth quarter of fiscal 2003, we began accounting for these arrangements in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Based on the terms and conditions of the product arrangements, we have concluded that these services and undelivered products can be accounted for separately from the delivered product element as our delivered product has value to our customers on a stand-alone basis and we have objective and reliable evidence of the fair value of such services and undelivered products. Accordingly, service revenue representing the fair value of services not yet performed at the time of product shipment is deferred and recognized as such services are performed. The fair value of the undelivered products is also deferred at the time of product shipment and recognized when these products are delivered. The residual revenue under the product arrangement will be recognized as product revenue upon shipment. There are no customer rights of return in our sales agreements.

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

Although certain of our products contain operating and application software, we have determined that except for our products obtained with the acquisition of R2 and the newly released Dimensions tomosynthesis/3-D full field digital mammography product (“Dimensions”), the software element is incidental in accordance with AICPA SOP 97-2, Software Revenue Recognition, (“SOP 97-2”) and EITF Issue No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-05”).

We have determined that the provisions of SOP 97-2 apply to revenue transactions for those products acquired from R2 Technology, Inc. and the Dimensions product. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multi-element arrangements is allocated to each element of the arrangement using the residual method based on the fair value of the undelivered elements. Our determination of fair value of the undelivered elements in the multi-element arrangements is based on vendor-specific objective evidence (“VSOE”). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately. We recognize revenue on R2 and Dimensions product sales upon completion of installation, at which time the only remaining undelivered element is Post Contract Support (“PCS”).

Upon its release internationally, we completed an evaluation of the software component of our Dimensions product in accordance with SOP 97-2 and EITF 03-05. We noted the following in our evaluation of the software component of our new Dimensions product:

•

Dimensions will be offered in different configurations offering different levels of functionality (2D vs. 3D). Customers who purchase the 2D configuration will be to able to upgrade the product to a 3D version and such upgrade will solely represent a software upgrade that will be marketed and sold separately. This differentiation from our existing 2D digital mammography product is expected to be highlighted in our marketing literature.

•

As part of the initial warranty of the Dimensions product, customers will receive not only bug fixes related to the software but will also receive any updates and enhancements to the software that are released. Therefore, we concluded that this represents PCS as defined in SOP 97-2.

As a result, we have determined that the Dimensions product contains software that is more than incidental to the product as a whole and thus, will be accounted for under SOP 97-2. Therefore, we will recognize revenue upon installation and acceptance, if required, and will defer revenue based on the vendor-specific objective evidence of fair value of the initial bundled PCS. We have determined that vendor-specific objective evidence of fair value of the initial bundled PCS exists based on the establishment of the price for which this element will be sold separately by management having the relevant authority and that it is probable that this price will not change prior to when this service is sold separately. We have specified the renewal rates at which service can be purchased separately upon expiration of the initial PCS period and those rates have been consistent.

For multi-element arrangements where VSOE of fair value of PCS has been established, we recognize revenue using the residual method at the time all other revenue recognition criteria have been met. Amounts attributable to post contract support are recorded as deferred revenue and recognized ratably over the contractual term of the support.

As a result of the merger with Cytyc, we now sell disposable supplies under customer usage agreements. Under customer usage agreements, we install certain equipment (for example, a ThinPrep Processor or a ThinPrep Imaging System) at customer sites and customers commit to purchasing minimum quantities of disposable supplies at a stated price (generally including a usage fee for the equipment) over a defined contract term, which is typically between three and five years. Revenue is recognized over the term of the customer usage agreement as disposable supplies are delivered. Accordingly, no revenue is recognized upon delivery of the equipment. As a result of the merger with Cytyc, we also rent certain other equipment to customers. Revenues from rental agreements are recorded over the terms of the rental agreements.

Product Warranties

Products sold are generally covered by a warranty for a period of one year. We accrue a warranty reserve at the time of revenue recognition for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased or decreased warranty claim activity or increased or decreased costs associated with servicing those claims, our warranty accrual will increase or decrease, respectively, resulting in decreased or increased gross profit. Our warranty accrual was approximately $9.1 million, $12.1 million and $9.0 million in fiscal 2008, 2007 and 2006, respectively. The decrease in the warranty accrual in fiscal 2008 is primarily attributable to a decrease in warranty claim activity primarily related to our digital mammography systems. The increase in the warranty accrual in fiscal 2007 is primarily attributable to the increase in the number of digital mammography systems sold.

Stock-Based Compensation

On December 16, 2004 the FASB issued SFAS Statement No. 123(R) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25 (“Opinion 25”), Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted for fiscal years starting after June 15, 2005. As a result, we have adopted SFAS 123(R) starting in our fiscal first quarter of 2006, which began on September 25, 2005.

As permitted by SFAS 123, we historically accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. We have adopted the “modified prospective” method alternative outlined in SFAS 123(R). A “modified prospective” method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R)

that remain unvested on the effective date. As a result, we are amortizing the unamortized stock-based compensation expense related to unvested option grants issued prior to the adoption of SFAS 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. For options granted after our adoption of SFAS 123(R), we have elected to use a binomial model to determine the weighted average fair value of options, rather than the Black-Scholes model, which we had previously used. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we have applied the following estimated forfeiture rates for stock option awards in determining the expense recorded in our Consolidated Statements of Operations: a range from 6.8% to 9.0% in fiscal 2008; 9.4% in fiscal 2007; and a range between 9.4% and 10.6% in fiscal 2006. The lower forfeiture rate in fiscal 2008 is due to a change in the methodology we are using to calculate this rate as a result of the merger with Cytyc. For further information regarding the assumptions we used in determining our stock-based compensation expense, see Note 2 to our financial statements.

During the year ended September 27, 2008 we recorded $25.7 million of stock-based compensation expense for employee equity awards. The stock-based compensation expense for employee equity awards included $2.3 million in cost of revenues, $2.8 million in research and development, $3.5 million in selling and marketing, $15.1 million in general and administrative expense and $1.9 million in restructuring for the year ended September 27, 2008. The compensation expense reduced basic and diluted earnings per share by $0.07. During the year ended September 29, 2007 we recorded $6.1 million of stock-based compensation expense for employee equity awards. The stock-based compensation expense for employee equity awards included $0.7 million in cost of revenues, $0.8 million in research and development, $0.6 million in selling and marketing and $4.0 million in general and administrative expense for the year ended September 29, 2007. The compensation expense reduced basic and diluted earnings per share each by $0.04. As of September 27, 2008, there was $30.4 million of unrecognized compensation expense related to non-vested market-based stock option awards that we expect to recognize over a weighted-average period of 3.53 years. As of September 27, 2008, there was $29.1 million of unrecognized compensation expense related to non-vested restricted stock units that we expect to recognize over a weighted average period of 2.11 years.

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

In fiscal 2008, we recorded approximately $62.7 million of excess tax benefit associated with deductions generated by stock options exercised in fiscal 2008.

Adoption of FASB Interpretation No. 48

On September 30, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. As a result of our adoption of FIN No. 48, we recorded the cumulative effect of the change in accounting principle of $0.5 million as a decrease to opening retained earnings.

We had gross unrecognized tax benefits, including interest, of approximately $20.2 million as of September 27, 2008 and $6.3 million as of September 30, 2007. At September 27, 2008, $5.6 million represents the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. However, upon the adoption of SFAS No. 141 (Revised 2007) (“SFAS 141(R)”), Business Combinations, changes in unrecognized tax benefits following an acquisition generally will affect income tax expense, including any changes associated with acquisitions that occurred prior to the effective date of SFAS 141(R). The increase in unrecognized tax benefits at September 27, 2008 is primarily due to the merger with Cytyc. In the next twelve months it is reasonably possible that the Company will reduce the balance of their unrecognized tax benefits by $1.2 million due to expiration of statute of limitations and settlements with taxing authorities, of which $1.1 million will reduce goodwill and $0.1 million will reduce the Company’s effective tax rate.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as part of income tax expense in our Consolidated Statements of Operations. As of September 27, 2008 and September 30, 2007, accrued interest was approximately $0.7 million and $0.1 million, net of federal benefit. As of September 27, 2008, no penalties have been accrued.

We are subject to United States federal income tax, as well as income tax of multiple state and foreign jurisdictions. The current tax returns are open for audit through fiscal 2012. We currently have a tax holiday in Costa Rica that is scheduled to expire in 2015.

Legal Contingencies

We are currently involved in certain legal proceedings. In connection with these legal proceedings, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 5, Accounting for Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

OVERVIEW

We are a developer, manufacturer and supplier of medical imaging systems and diagnostic and surgical products focused on the healthcare needs of women. Historically, we have developed, manufactured and marketed products focused on mammography, breast care and osteoporosis assessment. In October 2007, we completed our business combination with Cytyc, a company that develops, manufactures and markets complementary products covering a range of cancers and women’s health applications, including cervical cancer screening, prenatal diagnostics and partial breast radiation therapy. On July 24, 2008 we completed our acquisition of Third Wave, a company that develops and markets molecular diagnostic reagents for a wide variety of DNA and RNA analysis applications based on its proprietary Invader chemistry.

We have historically focused our resources on developing systems and subsystems offering superior image quality and diagnostic accuracy, which has enabled us to capture significant market share and customer loyalty, despite the presence of large competitors. Our combination with Cytyc enabled us to benefit from Cytyc’s strengths in the fields of obstetrics, gynecology, radiation oncology and minimally invasive surgery. Our acquisition of Third Wave enabled us to further expand our offerings into the clinical molecular diagnostics market utilizing Third Wave’s Invader chemistry and its HPV test currently awaiting FDA approval. The Dimensions product received CE mark approval in Europe in fiscal 2008.

Our breast health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, computer-aided detection (“CAD”), breast biopsy guidance systems, minimally invasive breast biopsy and tissue extraction devices, and breast brachytherapy products.

Our diagnostic products include the ThinPrep System, which is primarily used in cytology testing applications, such as cervical cancer screening, and the Full Term Fetal Fibronectin Test, which offers clinical and cost benefits for the assessment of the risk of pre-term birth. Through our recent acquisition of Third Wave, we have added in vitro diagnostic devices using Third Wave’s Invader technology allowing researchers and clinical laboratories to create assays to perform hepatitis C virus genotyping, inherited disorders testing and testing for other mutations associated with genetic predispositions and other diseases such as Cystic Fibrosis. We have also submitted applications to the FDA for pre-market approval of two HPV tests.

Our GYN surgical products are made up of the NovaSure System, which enables physicians to treat women suffering from excessive menstrual bleeding in a minimally invasive manner in order to eliminate or reduce their bleeding, and the Adiana Complete Transcervical Sterilization System, which is a form of permanent female contraception intended as an alternative to tubal ligation and for which we are in the process of seeking a pre-market approval from the FDA.

Our skeletal health products primarily consist of dual-energy X-ray bone densitometry systems, an ultrasound-based osteoporosis assessment product, our Fluoroscan mini C-arm imaging products and our Esaote line of extremity Magnetic Resonance Imaging (“MRI”) systems which are manufactured by an original equipment manufacturer.

On April 2, 2008, we effected a two-for-one stock split in the form of a stock dividend. The stock split has been retroactively reflected in the Management Discussion and Analysis of Financial Condition and Results of Operation section of this report.

RECENT ECONOMIC DEVELOPMENTS

Market acceptance of our medical products in the United States and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient demand for our products and procedures and the reimbursement of patient’s medical expenses by government healthcare programs, private insurers or other healthcare payors. The current uncertainty surrounding world financial markets may result in the purchasers of medical equipment decreasing their medical equipment purchasing and procurement activities. Additionally, constrictions in world credit markets may result in our customers having increased difficulty securing the financing necessary to purchase our products which may result in decreased sales. Widespread economic uncertainty may also result in cost-conscious consumers making fewer elective trips to their physicians and specialists which could result in reduced demand for our products and procedures. Furthermore, governments around the world facing tightening budgets could move to further reduce the reimbursement rates offered by government sponsored healthcare programs. If the current economic conditions results in the occurrence of any of these events, our business and prospects may be adversely affected.

Recently the value of the U.S. dollar has strengthened against the value of many foreign currencies. A majority of our sales to international dealers are denominated in U.S. dollars. The strengthening of the U.S. dollar makes these products less competitive in international markets and may impact sales and margins over time. In addition, we have international sales, principally in our Diagnostic segment, that are denominated in foreign currencies. The value of these sales will decrease as the U.S. dollar strengthens. We believe that the strengthening of the U.S. dollar, if it persists, may have a material adverse effect on our international sales and margins.

ACQUISITIONS

Fiscal 2008 Acquisitions:

Third Wave Technologies, Inc.

On July 24, 2008 we completed our acquisition of Third Wave Technologies, Inc. (“Third Wave”) pursuant to a definitive agreement dated June 8, 2008. We paid $11.25 per share of Third Wave, for an estimated aggregate purchase price (subject to adjustment) of $591.2 million, including approximately $8.1 million for the estimated fair value of fully vested stock-based awards and approximately $7.7 million in acquisition-related expenses. We determined the fair value of the shares issued in connection with the acquisition in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.

We have concluded that the acquisition of Third Wave does not represent a material business combination and therefore no pro forma financial information has been provided herein. Our results of operations include the results of Third Wave since the acquisition date, as a component of our Diagnostics reporting segment.

Third Wave, located in Madison, Wisconsin, develops and markets molecular diagnostic reagents for a wide variety of DNA and RNA analysis applications based on its proprietary Invader chemistry. Third Wave’s current clinical diagnostic offerings consist of products for conditions such as Cystic Fibrosis, Hepatitis C, cardiovascular risk and other diseases. Third Wave recently submitted to the U.S. Food and Drug Administration (“FDA”) pre-market approval (“PMA”) applications for two human papillomavirus, or HPV, tests.

Our acquisition of Third Wave has been accounted for using the purchase method of accounting. This means that the total purchase price has been allocated to the assets acquired and liabilities assumed from Third Wave based on our estimate of their fair values as of the date of the acquisition, and any excess of purchase price over those fair values has been recorded as goodwill. Our reported financial condition and results of operations issued for the period ending September 27, 2008 reflect the fair value of acquired tangible and intangible assets and liabilities assumed, and our results of operations also reflect purchase accounting adjustments, such as a significant charge for acquired in-process research and development, increased amortization and other expense for the acquired tangible and intangible assets, as well as the interest on the funds we borrowed to complete the acquisition.

The allocation of the purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed as of July 24, 2008. We are in the process of gathering information to finalize our valuation of certain assets and liabilities. The purchase price allocation is preliminary and will be finalized once we have all necessary information to complete our estimate, but generally no later than one year from the date of acquisition. The purchase price allocation is not expected to have a material impact on our financial position or results of operations. The purchase price in excess of net tangible assets acquired was allocated to identifiable intangible assets, including in-process research and development, based upon a detailed valuation that relies on information and assumptions further described below. Any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill.

As part of the preliminary purchase price allocation, approximately $195.2 million of the purchase price has been allocated to acquired in-process research and development projects. The amounts allocated to acquired in-process research and development represents programs for which some research and development has been completed, but technological feasibility has not been determined or FDA approval is pending. The amount allocated to acquired in-process research and development related to the Third Wave acquisition represents the estimated fair value based on risk-adjusted cash flows related to these projects using a discount rate of 20%. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products. The fair value attributable to these in-process projects was expensed at the time of the acquisition. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the transaction as a whole.

The most significant acquired in-process technology related to the HPV Cervista HR, for which we have estimated a value of approximately $151.2 million. We currently sell HPV reagents that detect certain high risk HPV types as Analyte Specific Reagents (“ASRs”). In 2006, Third Wave began clinical trials for PMA submissions to the FDA for Cervista HR. We submitted the PMA in April 2008 and we are anticipating FDA approval in the first half of calendar 2009. Subsequent to receiving FDA approval, we expect to discontinue selling the HPV ASRs and only sell HPV In Vitro Diagnostics (“IVDs”). As such, the HPV in process research and development relates only to the HPV IVDs and the HPV ASRs were valued as Completed Technology. The estimated cost to complete this technology is approximately $19.3 million.

The estimated cost to complete Third Wave’s remaining in-process research and development projects in the aggregate is $9.8 million.

The net deferred income tax liability relates to the tax effect of acquired identifiable intangible assets and fair value adjustments to acquired inventory and property and equipment, as such amounts are not deductible for tax purposes.

As noted below, on July 17, 2008, we entered into an amended and restated credit agreement with Goldman Sachs Credit Partners L.P. and certain other lenders and borrowed $540.0 million under that facility to finance our acquisition of Third Wave.

Cytyc Corporation

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

•	16.5 million of fully vested stock options issued upon conversion of Cytyc stock options with an estimated fair value of approximately $241.4 million;

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

Our business combination with Cytyc was accounted for using the purchase method of accounting. In accordance with SFAS 141, we were considered to be the acquirer of Cytyc for accounting purposes. This means that the total purchase price is allocated to the assets acquired and liabilities assumed from Cytyc based on our estimate of their fair values as of the date of the completion of the business combination, and any excess of purchase price over those fair values is recorded as goodwill. Our reported financial condition and results of operations issued for fiscal 2008 reflect the fair value of acquired tangible and intangible assets and liabilities assumed and results of operations after completion of the business combination. Our results of operations also reflect purchase accounting adjustments, such as the write-off of acquired research and development, increased amortization and other expense for the acquired tangible and intangible assets of Cytyc, and the interest on the funds we borrowed to complete the business combination.

We have allocated the purchase price for our business combination with Cytyc to assets acquired and liabilities assumed based on our estimate of their estimated fair values. We then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including in-process research and development, based upon a detailed valuation that relies on information and assumptions further described below. Any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill.

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

Acquired In-Process Research and Development

As part of the purchase price allocation for our business combination with Cytyc, we allocated approximately $370 million of the purchase price to acquired in-process research and development projects. The amount allocated to acquired in-process research and development represents the estimated fair value based on risk-adjusted cash flows related to in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the merger. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products. The fair value attributable to these in-process projects is expensed at the time of the business combination. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the transaction as a whole.

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

The most significant acquired in-process technology relates to the Adiana Complete TransCervical Sterilization System for which we have estimated a value of approximately $220.0 million. The system, currently under review by the FDA, is an incisionless trans-cervical permanent sterilization device intended to be used during an office or hospital based procedure. It consists of three different parts: a disposable applicator, an implantable polymer matrix and a radio frequency controller. During January 2008, the FDA requested an additional year of clinical trial data for the product, which we have since completed. We anticipate additional costs of approximately $0.6 million and a delay in the commercial release of this product until at least the second quarter of fiscal 2009. However, we do not believe this delay will have a material adverse impact on our results of operations.

On January 16, 2008, we entered into a definitive agreement to sell our rights to Gestiva, a drug being developed to be used in the prevention of preterm birth in pregnant women with a history of spontaneous preterm birth, to K-V Pharmaceutical Company. The purchase price is to be completed upon final approval by the FDA of a Gestiva New Drug Application (“NDA”) on or before February 19, 2010 and the production of a quantity of Gestiva suitable to enable the commercial launch of the product. The purchase price to be paid to us as a result of the transaction is $82.0 million in cash, $7.5 million of which was paid on February 21, 2008, $2.0 million of which was paid on May 22, 2008 and the balance of which is payable upon the satisfaction of the above conditions. We have agreed to continue our efforts to obtain FDA approval of the NDA for Gestiva as part of this arrangement, for which we will be reimbursed by K-V Pharmaceutical. All costs incurred in these efforts will be reimbursed by K-V Pharmaceutical and will be recorded as a credit against research and development expenses. These costs were immaterial during fiscal 2008. We have recorded the $9.5 million as a deferred gain within current liabilities of our Consolidated Balance Sheet. The gain will be recognized upon final FDA approval of the Gestiva NDA. We have allocated $53.4 million to acquired in-process research for this product as part of the initial purchase price allocation. We cannot assure that we will be able to obtain the requisite FDA approval, that the transaction will be completed or that we will receive the balance of the purchase price. Moreover, if K-V Pharmaceutical terminates the agreement as a result of our breach of a material representation, warranty, covenant or agreement, we will be required to return the funds previously received by us as well as expenses reimbursed to us by K-V. In fiscal 2008, we recognized no revenue for the receipt of the initial installment of the purchase price. Rather such payments have been included in deferred revenue and will not be recognized as revenue unless and until the transaction is completed.

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

The other in-process research and development projects we acquired in our business combination with Cytyc are at different stages of development, ranging from the early stages of development to Phase IIb prototype building, ongoing clinical trials and submission to the FDA of PMA and drug applications. FDA approval or clearance has not been granted for any of the products classified as in-process research and development, nor had Cytyc received any foreign approvals or clearances for any of these products. All products classified as in-process research and development require various levels of in-house and external testing, clinical trials and approvals from the FDA before these future products can be marketed. The estimated cash requirements in the aggregate to complete these remaining products was expected to be approximately $5.7 million as of September 27, 2008.

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

Goodwill

Our purchase price allocation for Cytyc has resulted in goodwill of approximately $3.8 billion. The factors contributing to the recognition of this amount of goodwill are based upon several strategic and synergistic benefits that are expected to be realized from the combination. These benefits include the expectation that our complementary products and technologies will create a leading women’s healthcare company with an enhanced presence in hospitals, private practices and healthcare organizations. We also expect to realize substantial synergies through the use of Cytyc’s OB/GYN and breast surgeon sales channel to cross-sell our existing and future products. Our business combination with Cytyc provides us broader channel coverage within the United States and expanded geographic reach internationally, as well as increased scale and scope for further expanding operations through product development and complementary strategic transactions.

Fiscal 2007 Acquisition:

BioLucent, Inc.

On September 18, 2007 we completed the acquisition of BioLucent, Inc. (“BioLucent”) pursuant to a definitive agreement dated June 20, 2007. The results of operations for BioLucent have been included in our consolidated financial statements from the date of acquisition as part of our Breast Health business segment. We have concluded that the acquisition of BioLucent does not represent a material business combination and therefore no pro forma financial information has been provided herein.

BioLucent, previously located in Aliso Viejo, California, develops, markets and sells MammoPad breast cushions to decrease the discomfort associated with mammography. Prior to the acquisition, BioLucent’s primary research and development efforts were directed at its brachytherapy business which was focused on breast cancer therapy. Prior to the acquisition, BioLucent spun-off its brachytherapy technology and business to the holders of

BioLucent’s outstanding shares of capital stock. As a result, we only acquired BioLucent’s MammoPad cushion business and related assets. We invested $1 million directly in the spun-off brachytherapy business in exchange for shares of preferred stock issued by the new business.

The aggregate purchase price for BioLucent was approximately $73.2 million, consisting of approximately $6.8 million in cash and 2,314,000 shares of Hologic Common Stock valued at approximately $63.2 million, debt assumed and paid off of approximately $1.6 million and approximately $1.6 million for acquisition related fees and expenses. We determined the fair value of the shares issued in connection with the acquisition in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.

The acquisition also provides for up to two annual earn-out payments not to exceed $15.0 million in the aggregate based on BioLucent’s achievement of certain revenue targets. We have considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of September 27, 2008, we have not recorded any amounts for these potential earn-outs.

The final purchase price allocations were completed within one year of the acquisition and the adjustments did not have a material impact on our financial position or results of operation. There have been no other material changes to the purchase price allocation as disclosed in our Form 10-K for the year ended September 29, 2007. The allocation of the purchase price is based upon estimates of the fair value of assets acquired and liabilities assumed as of September 18, 2007.

Fiscal 2006 Acquisitions:

Fischer Imaging

On September 29, 2005, we acquired intellectual property relating to Fischer Imaging Corporation’s mammography business and products, including the intellectual property relating to its Mammotest prone breast biopsy and Senoscan digital mammography systems. The purchase price for the intellectual property was $32.0 million, approximately $26.9 million of which was paid out of existing cash with the remaining amount paid through the cancellation of the principal and interest outstanding under a $5.0 million secured loan we previously provided to Fischer Imaging on June 22, 2005. We incurred a charge of approximately $4.2 million to write off in-process research and development in the first quarter of fiscal 2006. As a result of the FTC investigation in the fourth quarter of 2006, we sold, to Siemens AG for a cash payment of $6.5 million, all of the intellectual property we acquired from Fischer relating to the Mammotest system, subject to our retention of a royalty-free, non-exclusive, perpetual, irrevocable, worldwide right and license to use that intellectual property. In connection with this sale we recorded an impairment charge of approximately $1.4 million and a resulting net gain of approximately $5.1 million from the proceeds on the sale during the fourth quarter of fiscal 2006.

AEG Elektrofotografie

On May 2, 2006, we acquired AEG Elektrofotografie (“AEG”) and its group of related companies. AEG was a privately held group of companies headquartered in Warstein, Germany, with manufacturing operations in Germany, China and U.S. AEG specializes in the manufacture of photoconductor materials for use in a variety of electro photographic applications, including for the coating of our digital detectors. The acquisition of AEG allowed us to take control over this critical step in our detector manufacturing process. The results of AEG operations have been included in our consolidated financial statements since the date of acquisition and are a component of our other business segment.

The aggregate purchase price for AEG was approximately $31.3 million consisting of $24.1 million and 220,000 shares of our common stock valued at $5.3 million, and approximately $1.9 million for acquisition related fees and expenses.

The acquisition also provided for a one-year earn out of EUR 1.7 million (approximately $2.0 million USD) which was payable in cash if AEG calendar year 2006 earnings, as defined, exceeded a pre-determined amount. AEG’s earnings did not exceed such pre-determined amount and no payment was made.

We finalized and implemented a plan to restructure certain of AEG’s historical activities. We recorded a liability of approximately $1.9 million in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees under this plan and all amounts had been paid as of September 29, 2007.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer lists, trade names, developed technology and in-process research and development had separately identifiable values. The fair value of these intangible assets was determined through the application of the income approach. Customer lists represent customer relationships as AEG has a high dependency on a small number of large accounts. AEG markets its products through distributors as well as directly to its own customers. Trademarks represent the AEG product names that we intend to continue to use. Developed technology represents currently marketable purchased products that we will continue to resell as well as utilize to enhance and incorporate into our existing products. The intangible assets are expected to be amortized on a straight-line basis over the expected useful lives as the anticipated undiscounted cash flows are relatively consistent over the expected useful lives of the intangible assets.

The estimated $0.6 million of purchase price allocated to in-process research and development projects related to AEG’s Organic Photoconductor Coating and Selenium product lines.

R2 Technology

On July 13, 2006, we completed the acquisition of R2 Technology, Inc. (“R2”). R2 develops and sells CAD technology and products, an innovative technology that assists radiologists in the early detection of breast cancer. The aggregate purchase price for R2 of approximately $220.6 million consisted of 8.8 million shares of our common stock valued at $205.5 million, cash paid of $6.9 million, debt assumed of $5.7 million and approximately $2.5 million for acquisition related fees and expenses. The results of operations for R2 have been included in our consolidated financial statements from the date of acquisition as part of our mammography business segment.

We implemented and finalized a plan to restructure certain of R2’s historical activities. We recorded a liability of approximately $0.8 million in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees and a loss related to the abandonment of certain lease space under this plan. All amounts related to these liabilities had been paid as of September 29, 2007. We reduced goodwill related to the R2 acquisition in the amount of $2.3 million and $0.4 million during the years ended September 29, 2007 and 2008, respectively. The reduction in 2007 was primarily related to a change in the preliminary valuation of certain assets and liabilities acquired based on information received during the year. The decrease in goodwill during 2008 was related to the reduction of an income tax liability. The final purchase price allocations were completed within one year of the acquisition and the adjustments did not have a material impact on our financial position or results of operation. There have been no other material changes to the purchase price allocation as disclosed in our Form 10-K for the year ended September 29, 2007.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer relationships, trade names, developed technology, and in-process research and development had separately identifiable values. Customer relationships represent

R2’s strong active customer base, dominant market position and strong partnership with several large companies. Trademarks represent the R2 product names that we intend to continue to use. Developed technology represents currently marketable purchased products that we will continue to resell as well as utilize to enhance and incorporate into our existing products.

The estimated $10.2 million of purchase price allocated to in-process research and development projects primarily related to R2’s Digital CAD products. The projects added direct digital algorithm capabilities as well as a new platform technology to analyze images and breast density measurement. The projects were substantially completed as planned during fiscal 2007.

Suros Surgical Systems

On July 27, 2006, we completed the acquisition of Suros Surgical Systems, Inc. (“Suros”). Suros, located in Indianapolis, Indiana, develops, manufactures and sells minimally invasive interventional breast biopsy technology and products for biopsy, tissue removal and biopsy site marking. The initial purchase price for Suros was approximately $248.1 million paid in a combination of cash and 4.6 million shares of our common stock. The common stock value of approximately $106.5 million, cash paid of $139.0 million inclusive of certain liabilities assumed, and approximately $2.6 million for acquisition related fees and expenses resulted in an aggregate purchase price of approximately $248.1 million. The results of operations for Suros have been included in our consolidated financial statements from the date of acquisition as part of our mammography business segment.

The acquisition also provides for a two-year earn-out. The earn-out is payable in two annual cash installments equal to the incremental revenue growth in Suros’ business in the two years following the closing. We have considered the provisions of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration represents additional purchase price. Goodwill was increased by $19.0 million during fiscal 2007 as a result of payment made related to the incremental revenue growth of Suros’ business in the first year following the closing. Goodwill increased by $24.5 million during fiscal 2008 as a result of the second and final earn-out related to Suros’ incremental revenue growth. In addition to the earn-out discussed above, we decreased goodwill in the amount of $1.3 million during fiscal 2008 related to the reduction of an income tax liability.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer relationships, trade names, developed technology and in-process research and development had separately identifiable values. Customer relationships represent Suros’ large installed base that are expected to purchase disposable products on a regular basis. Trademarks represent the Suros product names that we intend to continue to use. Developed technology represents currently marketable purchased products that we continue to sell as well as utilize to enhance and incorporate into our existing products.

The estimated $4.9 million of purchase price allocated to in-process research and development projects primarily related to Suros’ disposable products. The projects were at various stages of completion and include next generation handpiece and site marker technologies. We have continued to work on these projects and they are substantially complete at September 27, 2008.

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

	Fiscal Years Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Revenues:
Product sales	89.7%	85.2%	83.9%
Service and other revenues	10.3	14.8	16.1

	100.0	100.0	100.0

Costs and expenses:
Cost of product sales	32.0	36.2	40.7
Cost of product sales—amortization of intangible assets	5.7	1.5	1.1
Cost of service and other revenues	9.0	15.5	16.4
Research and development	4.9	6.0	6.1
Selling and marketing	15.6	11.6	12.1
General and administrative	8.8	8.4	9.1
Amortization of acquired intangible assets	1.5	0.8	0.4
Restructuring	0.4	—	—
Impairment of acquired intangible assets	0.2	—	—
Net gain on sale of intellectual property	—	—	(1.1)
Acquired in-process research and development	33.7	—	4.3

	111.8	80.0	89.1

(Loss) income from operations	(11.8)	20.0	10.9
Interest income	0.3	0.3	0.9
Interest expense	(5.1)	(0.3)	(0.3)
Other (expense) income, net	(0.1)	0.1	0.0

(Loss) income before income taxes	(16.7)	20.1	11.5
Provision for income taxes	6.3	7.3	5.6

Net (loss) income	(23.0)%	12.8%	5.9%

Fiscal Year Ended September 27, 2008 Compared to Fiscal Year Ended September 29, 2007

Product Sales.

	Years Ended
	September 27, 2008		September 29, 2007		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Breast Health	$731,267	44%	$559,092	76%	$172,175	31%
Diagnostics	474,633	28%	—	—%	474,633	N/A
GYN Surgical	219,305	13%	—	—%	219,305	N/A
Skeletal Health	77,242	5%	69,762	9%	7,480	11%

	$1,502,447	90%	$628,854	85%	$873,593	139%

In fiscal 2008 our product sales increased 139% compared to fiscal 2007, primarily due to the revenues from the addition of the Diagnostics segment, of approximately $474.6 million, and the GYN Surgical segment, of approximately $219.3 million, that we acquired in connection with our business combination with Cytyc, and an increase in revenues from our Breast Health products of approximately $172.2 million.

Breast Health product sales increased 31% in fiscal 2008 compared to fiscal 2007, primarily due to a $97.0 million increase in worldwide digital mammography system sales, the addition of $33.9 million of product sales of the MammoSite Radiation Therapy System, a $23.6 million increase in breast biopsy device sales from Suros and an increase of $21.5 million in product sales of the MammoPad breast cushion. Partially offsetting these increases was a decrease of $6.4 million in digital array sales to an OEM as we phase out of selling these arrays to third parties. The MammoSite system was acquired in connection with our business combination with Cytyc in October 2007 and the MammoPad breast cushion was acquired in connection with our BioLucent acquisition in September 2007. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems and related components sold, including our R2 CAD software. In fiscal 2008 we sold 1,678 digital mammography systems compared to 1,189 systems in fiscal 2007. This revenue was partially offset by a decrease in average selling prices primarily attributable to increased competition, higher dealer sales, changes in product configuration and increased multi-system sales. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. We expect the growth in the sales of these systems to slow as the market for digital mammography matures.

Diagnostics product sales were $474.6 million in fiscal 2008, due to the inclusion of Cytyc results for 49 of the 52 weeks in the current year as well as 9 weeks of Third Wave revenues of approximately $5.9 million. Cytyc Diagnostic sales include our ThinPrep and FullTerm products.

GYN Surgical product sales were $219.3 million in fiscal 2008, due to the inclusion of Cytyc results for 49 of the 52 weeks in the current year. These sales include our NovaSure system.

Skeletal Health product sales increased 11% in fiscal 2008 compared to fiscal 2007, primarily due to a $10.8 million increase in mini C-arm sales worldwide, partially offset by a $2.0 million decrease in extremity MRI sales and a $1.2 million decrease in bone densitometry product sales. The increase in mini C-arm sales was primarily due to an increase in the number of units sold and, to a lesser extent, an increase in the average selling prices related to the commercialization of a new and enhanced product version. The decrease in extremity MRI sales was due to a decrease in the number of systems sold. The decrease in bone densitometry sales was primarily due to a decrease in the number of used bone densitometry systems and upgrades sold and a decrease in the average selling prices of our bone densitometry systems in the United States, partially offset by an increase in the number of bone densitometry systems sold internationally. We believe the decrease in our domestic osteoporosis assessment average selling prices reflected a decline in market conditions due in part to a reduction in reimbursement for osteoporosis assessment exams.

In fiscal 2008, approximately 80% of product sales were generated in the United States, 12% in Europe, 4% in Asia, and 4% in other international markets. In fiscal 2007, approximately 75% of product sales were generated in the United States, 15% in Europe, 5% in Asia, and 5% in other international markets. The increase in the percentage of product sales generated in the United States in fiscal 2008 is primarily due to the additional product sales from Cytyc, which had a higher percentage of its product sales from the United States than our historical businesses.

Service and Other Revenues.

	Years Ended
	September 27, 2008		September 29, 2007		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$172,052	10%	$109,514	15%	$62,538	57%

Service and other revenues is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 57% in fiscal 2008 compared to fiscal 2007. This increase was primarily due to an increase in service and other revenues of $49.8 million in our Breast Health segment, primarily due to an increase in service contract revenues, and the inclusion of service and other revenues of $10.3 million from the Diagnostics segment as a result of the inclusion of Cytyc results for 49 of the 52 weeks in fiscal 2008. We believe that the increase in our Breast Health service and other revenues reflects the continued growth in our installed base of systems and detectors.

Cost of Product Sales.

	Years Ended
	September 27, 2008		September 29, 2007		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales	$535,082	36%	$267,470	43%	$267,612	100%

The cost of product sales increased 100% in fiscal 2008 compared to fiscal 2007 primarily due to the addition of $196.0 million of cost of product sales from the Cytyc products included in our results since October 22, 2007 and, to a lesser extent, increased product sales of our historical products discussed above. Included in the additional Cytyc cost of product sales is approximately $42.3 million of additional costs related to sales of acquired Cytyc inventory that was written up to fair value for purchase accounting purposes as of the date of acquisition.

The cost of product sales as a percentage of product revenue in fiscal 2008 was 36% as compared to 43% in the prior year. These costs as a percentage of product sales decreased primarily due to the higher gross margins earned on Cytyc product sales compared to our historical products, partially offset by the additional charges for the write-up to fair value for the Cytyc inventory sold as noted above. Also contributing to the decrease in cost of product sales as a percentage of product revenue was increased revenues and improved profitability associated with the shift in mammography product sales to our Selenia full field digital mammography systems. Our higher Selenia system sales resulted in an improved absorption of fixed manufacturing costs. Partially offsetting the decreases in costs as a percentage of product sales were charges associated with a MRI inventory impairment charge and related purchase obligations totaling $4.5 million and $3.9 million related to sales of acquired Third Wave inventory that was written up to fair value in connection with purchase accounting in fiscal 2008.

We have identified certain costs recorded within “Cost of Service and Other Revenues” in our Consolidated Statement of Operations during the first three quarters of fiscal 2008 that more appropriately should be classified as “Cost of Product Sales”. We determined that the reclassification is not material to our consolidated financial statements and we have corrected the classification in the fourth quarter of fiscal 2008. In future filings, we will reclassify these costs related to prior periods to the current presentation, which will result in an increase in “Cost of Product Sales” and a corresponding decrease in “Cost of Service and Other Revenues” of $9.3 million in the three months ended December 29, 2007; $12.3 million in the three months ended March 29, 2008; and $13.3 million in the three months ended June 28, 2008.

Cost of Product Sales—Amortization of Intangible Assets.

	Years Ended
	September 27, 2008		September 29, 2007		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales—Amortization of Intangible Assets	$95,310	6%	$11,262	2%	$84,048	746%

Cost of product sales – amortization of intangible assets increased primarily due to $80.2 million of amortization of intangible assets obtained as part of the Cytyc business combination in the first quarter of fiscal 2008. The underlying intangible assets substantially relate to acquired developed technology and know-how. These intangible assets are generally being amortized over their estimated useful lives of between 8.5 and 15 years.

Cost of Service and Other Revenues.

	Years Ended
	September 27, 2008		September 29, 2007		Change
	Amount	% of Service and Other Revenues	Amount	% of Service and Other Revenues	Amount	%
Cost of Service and Other Revenues	$151,589	88%	$114,307	104%	$37,282	33%

Cost of service and other revenues increased in absolute dollars primarily related to additional costs from the Cytyc business combination of approximately $14.7 million in fiscal 2008. The remainder of the increase was primarily due to personnel and other costs to expand our service capabilities for breast health, especially in the United States, to support our growing installed base of our breast health products as a result of the increased service and other revenues. We expect our costs of service and other revenues to remain relatively high as a percentage of service and other revenues, reflecting our need to employ the required personnel for warranty, non-warranty and installation activities to service our growing installed base of products. Please see “Cost of Product Sales” above for discussion of reclassification between cost of product sales and cost of service and other revenues during fiscal 2008.

Operating Expenses.

	Years Ended
	September 27, 2008		September 29, 2007		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and Development	$81,421	5%	$44,381	6%	$37,040	83%
Selling and Marketing	261,524	16%	85,520	12%	176,004	206%
General and Administrative	147,405	9%	62,092	8%	85,313	137%
Amortization of Acquired Intangibles	25,227	1%	5,584	1%	19,643	352%
Restructuring	6,383	—	—	—	6,383	—
Impairment of Acquired Intangibles	2,900	—	—	—	2,900	—
Acquired In-Process Research and Development	565,200	34%	—	—	565,200	—

	$1,090,060	65%	$197,577	27%	$892,483	452%

Research and Development Expenses. Research and development expenses increased 83% in fiscal 2008 as compared to fiscal 2007. These increases were primarily due to the inclusion of $31.5 million and $3.7 million of expenses in the current year associated with Cytyc-related and Third Wave-related activity, respectively, since the close of the business combination with Cytyc and the acquisition of Third Wave. Also contributing to the increase was an increase in mammography related expenses of $2.6 million in fiscal 2008 primarily related to our tomosynthesis project and a $1.8 million charge for a change in control payment related to the Cytyc business combination recorded in the first quarter. We expect total research and development expenses to increase in fiscal 2009 due to the inclusion of a full year of expenses from the Third Wave acquisition and Cytyc business combination and our continued development of tomosynthesis technology for mammography.

Selling and Marketing Expenses. Selling and marketing expenses increased 206% in fiscal 2008 as compared to fiscal 2007. These increases were primarily due to the inclusion of $160.3 million of expenses associated with Cytyc-related activity since the close of the business combination and approximately $5.1 million related to increased compensation and related expenses from the additional sales representatives added from the BioLucent acquisition in the fourth quarter of fiscal 2007. Also contributing to the increase was approximately $3.3 million increased commission expense due to the increased product sales. We expect total sales and marketing expenses to increase in fiscal 2009 with a full year of compensation and related expenses for additional personnel related to the Third Wave acquisition and the Cytyc business combination and an increase in total product sales.

General and Administrative Expenses. General and administrative expenses increased 137% in fiscal 2008 as compared to fiscal 2007 primarily due to $77.5 million in expenses associated with Cytyc-related activity since the close of the business combination and an increase of $11.2 million due to incremental stock-based compensation. We expect total general and administrative expenses to increase in fiscal 2009 with a full year of compensation and related expenses for additional personnel related to the Third Wave acquisition and the Cytyc business combination.

Amortization of Acquired Intangible Assets. Amortization expense of acquired intangible assets increased 352% in fiscal 2008 as compared to fiscal 2007, primarily due to $15.9 million of amortization of intangible assets obtained as part of the Cytyc business combination in the first quarter of fiscal 2008. Fiscal years 2008 and 2007 also include the amortization of intangible assets acquired from AEG, R2, and Suros in the third and fourth quarters of fiscal 2006. The underlying intangible assets substantially relate to acquired customer relationships and trade names. These intangible assets acquired in the Cytyc business combination are being amortized over their estimated useful lives of between 8.5 and 30 years. We expect to incur additional amortization of acquired intangible assets in connection with our acquisition of Third Wave.

Restructuring. During fiscal 2008 we recorded $6.4 million in compensation charges, including $1.9 million in stock-based compensation, related to the resignation of our Executive Chairman, which was effective May 20, 2008.

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

Acquired In-Process Research and Development Expenses. Included in this charge in fiscal 2008 is $370.0 million for in-process research and development incurred in connection with our business combination with Cytyc as described in further detail above under “Fiscal 2008 Acquisitions—Cytyc Corporation.” Also included is $195.2 million for in-process research and development incurred in connection with our acquisition of Third Wave as described in further detail above under “Fiscal 2008 Acquisitions—Third Wave Technologies, Inc.”

Interest Income.

	Years Ended
	September 27, 2008	September 29, 2007	Change
	Amount	Amount	Amount	%
Interest Income	$4,528	$2,815	$1,713	61%

Interest income increased in fiscal 2008 compared to fiscal 2007 primarily due an increase in our investment balances, partially offset by a decrease in the interest rate earned during the current year compared to fiscal 2007.

Interest Expense.

	Years Ended
	September 27, 2008	September 29, 2007	Change
	Amount	Amount	Amount	%
Interest Expense	$(84,912)	$(2,511)	$(82,401)	3,282%

In fiscal 2008, these expenses consisted primarily of the interest costs and the related amortization of deferred financing costs related to both the senior secured credit agreement entered into on October 22, 2007 in connection with the Cytyc business combination and our subsequent 2.0% Convertible Note Offering. In fiscal 2007, these expenses consisted primarily of the interest costs and fees on the unsecured revolving line of credit entered into on July 24, 2006 (and amended on September 25, 2006) of $1.5 million as well as interest costs on notes payable assumed with the acquisition of AEG in the amount of $1.0 million. We incurred additional interest expense in the fourth quarter of fiscal 2008 in connection with our borrowing of $540.0 million on July 17, 2008 to fund a portion of the purchase price for the acquisition of Third Wave.

Other (Expense) Income, net.

	Years Ended
	September 27, 2008	September 29, 2007	Change
	Amount	Amount	Amount	%
Other (Expense) Income, net	$(1,215)	$433	$(1,648)	381%

In fiscal 2008, these balances were primarily related to foreign currency transaction losses of approximately $0.7 million and a decrease in the cash surrender value of life insurance contracts related to our SERP of approximately $1.4 million. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established certain debt agreements denominated in the foreign currency, the Euro, in which certain of our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure. In fiscal 2007, other income related primarily to the increase in the cash surrender value of life insurance contracts related to our SERP.

Provision for Income Taxes.

	Years Ended
	September 27, 2008	September 29, 2007	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$106,476	$53,911	$52,565	98%

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

Our effective tax rate for fiscal 2008 was 38.1% of the pre-tax loss. For fiscal 2008, our effective tax rate was affected by the in-process research and development and intangible asset impairment charges we incurred in connection with our business combination with Cytyc and the in-process research and development that we incurred in connection with the acquisition of Third Wave Technologies. Absent the in-process research and development and intangible asset impairment charges, our effective tax rate would have been approximately 36.9% for fiscal 2008. Our effective tax rate for fiscal 2007 was 36.3% of pre-tax earnings. This represented our normalized rate of approximately 37% reduced by certain tax credits.

Our net deferred tax liability increased approximately $842.0 million in fiscal 2008 primarily due to the increase of intangible assets as a result of the Cytyc merger, for which the related amortization is not deductible for tax purposes.

We anticipate an effective tax rate of approximately 35-36% of pre-tax earnings in fiscal 2009.

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

Breast Health.

	Years Ended
	September 27, 2008		September 29, 2007		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$860,848	100%	$638,898	100%	$221,950	35%

Operating Income	$211,704	25%	$146,907	23%	$64,797	44%

Breast Health revenues for fiscal 2008 increased primarily due to the $172.2 million increase in product sales discussed above and due to a $49.8 million increase in service revenues that was primarily related to the increased number of service contracts for the increased number of Selenia systems in our installed base. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin in this business segment was 51% in fiscal 2008 as compared to 49% in fiscal 2007. In fiscal 2008 our gross margins improved from the increase in product revenues of our more profitable Selenia systems versus our analog mammography systems and, to a lesser extent, higher margins realized on our MammoSite product, acquired as part of the Cytyc merger. In addition, higher total revenues including higher Selenia system sales have allowed for the greater absorption of manufacturing costs. Partially offsetting these improvements was a charge of $3.3 million for the write-up to fair value of MammoSite RTS inventory sold, primarily during the first quarter of fiscal 2008. Operating expenses for this business segment increased 34% in fiscal 2008, primarily due to the addition of $28.4 million of operating expenses from the MammoSite business as well as from increased operating expenses in support of our growing Selenia business. Also contributing to the increases during the year was an increase in stock-based compensation of $7.1 million, as well as a $0.4 million restructuring charge in the third quarter related to the resignation of our Executive Chairman in May 2008.

Diagnostics.

	Years Ended
	September 27, 2008		September 29, 2007		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$485,004	100%	$—	—	$485,004	—

Operating Loss	$(172,538)	(36%)	$—	—	$(172,538)	—

Diagnostics revenues, which include our ThinPrep, FullTerm and Third Wave products, totaled $485.0 million in fiscal 2008. Our gross margin in this business segment was 57%, including charges of $26.6 million and $3.9 million, respectively, for the write-up to fair value of the Cytyc inventory sold during the first quarter and the Third Wave inventory sold during the fourth quarter of fiscal 2008. The operating loss also included an $85.2 million charge for in-process research and development as a result of the Cytyc business combination in the first quarter, a $195.2 million charge for in-process research and development as a result of the Third Wave acquisition in the fourth quarter, stock-based compensation of $7.6 million and a $3.6 million restructuring charge in the third quarter related to the resignation of our Executive Chairman in May 2008.

GYN Surgical.

	Years Ended
	September 27, 2008		September 29, 2007		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$221,069	100%	$—	—	$221,069	—

Operating Loss	$(241,450)	(109%)	$—	—	$(241,450)	—

GYN Surgical revenues, which include our NovaSure products and Adiana systems under development, totaled $221.1 million in fiscal 2008. In the second and third quarters, we believe that sales of the NovaSure system were adversely affected by a modest softening in sales to the hospital-based market, as well as lower than expected customer inventory utilization. Our sales to both the hospital market and office based market generally have been based upon current order bookings for immediate shipment with little or no backlog. Over the last three quarters, we have refocused our sales efforts and programs to increasing longer term customer commitments. However, while we cannot assure that we will be successful, our goal is to have a continuing increase in NovaSure system backlog, followed by a continued increase in sequential growth of revenue during fiscal 2009 with sales to the physician office-based market playing a role in that increase. Our gross margin in this business segment was 67% during this period and includes a charge of $12.4 million for the write-up to fair value of the Cytyc inventory sold during the first fiscal quarter of 2008. The operating loss for fiscal 2008 also includes a $284.8 million charge for in-process research and development as a result of the Cytyc business combination and a $2.9 million impairment charge of the Helica Thermal Coagulator System intangibles. This segment included stock-based compensation of $3.8 million in fiscal 2008, as well as a $2.4 million restructuring charge in the third quarter related to the resignation of our Executive Chairman in May 2008.

Skeletal Health.

	Years Ended
	September 27, 2008		September 29, 2007		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$107,578	100%	$99,470	100%	$8,108	8%

Operating Income	$4,742	4%	$845	1%	$3,897	461%

Skeletal Health revenues increased in fiscal 2008 compared to the corresponding period in the prior year primarily due to the $7.5 million increase in product sales discussed above. Our gross margin in this business segment was 34% in fiscal 2008 compared to 32% in fiscal 2007. Operating income and gross margin for the Skeletal Health segment increased in fiscal 2008 over fiscal 2007 primarily due to the increased revenues and due to improved absorption as a result of manufacturing additional products in the facility where the Skeletal Health products are produced, partially offset by charges associated with MRI inventory and purchase obligations recorded in fiscal 2008 totaling $4.5 million compared to $2.0 million in fiscal 2007. Skeletal Health costs and expenses included stock compensation of $2.2 million and $1.1 million in fiscal 2008 and fiscal 2007, respectively.

Fiscal Year Ended September 29, 2007 Compared to Fiscal Year Ended September 30, 2006

Product Sales.

	Years Ended
	September 29, 2007		September 30, 2006		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Breast Health	$559,092	76%	$311,440	67%	$247,652	80%
Skeletal Health	69,762	9%	76,671	17%	(6,909)	(9%)

	$628,854	85%	$388,111	84%	$240,743	62%

In fiscal 2007 our product sales increased 62% compared to fiscal 2006 primarily due to an increase in revenues from our breast health products, led by an increase in the number of Selenia digital mammography systems sold, and to a lesser extent, increased breast biopsy sales from Suros, acquired in the fourth quarter of fiscal 2006 and the inclusion for the full year of sales from AEG, acquired during the third quarter of fiscal 2006. Also contributing to the increase was an increase in sales of mini C-arm systems; offsetting these increases was a decrease in other skeletal health sales in fiscal 2007.

Breast Health product sales increased 80% in fiscal 2007 compared to fiscal 2006 primarily due to a $178.0 million increase in digital mammography system sales, an increase of $50.1 million in breast biopsy device sales from Suros, $29.6 million in additional sales from AEG and a $8.4 million increase in CAD product sales from R2. Suros and R2 are entities we acquired in the fourth quarter of fiscal 2006 and AEG was acquired in the third quarter of fiscal 2006. Prior to our acquisition of R2 we had sold CAD products together with our digital mammography systems, primarily from R2 as a distributor. The increase in CAD product sales represents the additional CAD sales made without our digital mammography systems. These increases were partially offset by an $8.6 million decrease in MultiCare stereotactic table sales and an $8.3 million decrease in analog mammography systems sales. The increase in our digital mammography product sales was primarily attributable to an increase in the number of Selenia systems and related components sold, primarily in the United States. In fiscal 2007, we sold 1,189 digital mammography systems compared to 555 systems in fiscal 2006. This revenue was partially offset by a decrease in average selling prices primarily attributable to increased competition, higher dealer sales, changes in product configuration and increased multi-system sales. We attribute the increase in digital mammography system sales primarily to the growing acceptance of our Selenia mammography system and of digital mammography in general. The decrease in MultiCare stereotactic tables was primarily attributable to a decrease in the number of systems sold worldwide in fiscal 2007 compared to fiscal 2006 due in part to higher demand in 2006 related to increased sales activity following our acquisition of Fischer’s mammography intellectual property in September 2005 and, to a lesser extent, a decrease in average selling prices primarily in the United States. The decrease in sales of our analog mammography systems was primarily attributable to a decrease in the number of systems sold worldwide and, to a lesser extent, a decrease in average selling prices. We believe that this decrease in analog system sales was primarily due to the shift in product sales to digital systems.

Skeletal Health product sales decreased 9% in fiscal 2007 compared to fiscal 2006. This decrease was primarily due to a $13.9 million decrease in product sales in the United States primarily due to a decrease in the number of bone densitometry systems sold and, to a lesser extent, a decrease in the average selling prices. This decrease was partially offset by an $8.7 million increase in our mini C-arm system sales. The increase in mini C-arm revenue was primarily the result of an increase in the number of systems sold in the United States and Europe.

We believe this decrease in our domestic unit sales reflected a decline in market conditions due to a reduction in reimbursement for osteoporosis assessment exams.

In fiscal 2007, approximately 75% of product sales were generated in the United States, 15% in Europe, 5% in Asia, and 5% in other international markets. In fiscal 2006, approximately 72% of product sales were generated in the United States, 17% in Europe, 7% in Asia, and 4% in other international markets. We believe the higher growth in sales dollars to the United States market was primarily due to an increase in demand for our Selenia digital mammography system as adoption of digital mammography was occurring at an increased rate in the United States as compared to international markets.

Service and Other Revenues.

	Years Ended
	September 29, 2007		September 30, 2006		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$109,514	15%	$74,569	16%	$34,945	47%

Service and other revenues increased 47% in fiscal 2007 compared to fiscal 2006. This increase was primarily due to an increase in service contract revenues of $30.7 million from an increase in the number of service contracts sold and, to a lesser extent, an increase of $3.1 million in training revenues in our breast health segment. We believe that these increases reflected the continued growth in our installed base of products, especially Selenia, and from the addition of service and other revenues from R2 and Suros which we acquired in the fourth quarter of fiscal 2006.

Cost of Product Sales.

	Years Ended
	September 29, 2007		September 30, 2006		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales	$267,470	43%	$188,443	49%	$79,027	42%

Cost of product sales increased 42% in fiscal 2007 compared to fiscal 2006, in absolute dollars, primarily due to the increased product sales discussed above.

Cost of product sales decreased as a percentage of product sales to 43% in fiscal 2007 from 49% in fiscal 2006. These costs decreased as a percentage of product sales primarily due to increased revenues and improved profitability associated with the shift in mammography product sales to Selenia and, to a lesser extent, the lower cost of CAD as a result of our acquisition of R2. The Selenia systems have significantly higher selling prices, more than offsetting the higher costs of the product, when compared to analog mammography. In addition, fiscal 2007 includes results of the recently acquired R2 and Suros product lines for the entire year which have lower costs as a percentage of sales. Our higher Selenia sales resulted in an improved absorption of fixed manufacturing costs. These improvements were partially offset by fewer bone densitometry systems sold, primarily in the United States, which negatively impacted the absorption of fixed overhead and a reduction in the average selling prices for these systems. Fiscal 2006 includes $4.1 million of additional costs related to the sales of acquired AEG, R2 and Suros inventory that was written up to fair value for purchase accounting purposes as of the date of each acquisition.

Cost of Product Sales—Amortization of Intangible Assets.

	Years Ended
	September 29, 2007		September 30, 2006		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales—Amortization of Intangible Assets	$11,262	2%	$5,011	1%	$6,251	125%

Costs of Product Sales—Amortization of Intangible Assets increased primarily due to the increase in acquired intangible assets as a result of the acquisitions of AEG, R2, Suros and the intangible assets acquired from Fischer Imaging during fiscal 2006, as well as the acquisition of BioLucent in fiscal 2007. The underlying intangible assets substantially relate to acquired developed technology and know-how. These intangible assets are being amortized over their estimated useful lives of between 8.5 and 13 years.

Cost of Service and Other Revenues.

	Years Ended
	September 29, 2007		September 30, 2006		Change
	Amount	% of Service and Other Revenues	Amount	% of Service and Other Revenues	Amount	%
Cost of Service and Other Revenues	$114,307	104%	$75,921	102%	$38,386	51%

Cost of service and other revenues increased in absolute dollars primarily related to additional personnel and other costs to expand our service capabilities, especially in the United States, to support our growing installed base of products and increased warranty costs.

Operating Expenses.

	Years Ended
	September 29, 2007		September 30, 2006		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and Development	$44,381	6%	$28,113	6%	$16,268	58%
Selling and Marketing	85,520	12%	56,239	12%	29,281	52%
General and Administrative	62,092	8%	42,176	9%	19,916	47%
Amortization of Acquired Intangibles	5,584	1%	1,631	1%	3,953	242%
Net Gain on Sale of Intellectual Property	—	—	(5,093)	(1%)	5,093	100%
Acquired In-Process Research and Development	—	—	19,900	4%	(19,900)	(100%)

	$197,577	27%	$142,966	31%	$54,611	38%

Research and Development Expenses. Research and development expenses increased 58% in fiscal 2007 compared to fiscal 2006. The increase was primarily due to $11.4 million of additional expenses as a result of the AEG, R2 and Suros acquisitions. Also contributing to the increase was an increase in mammography related expenses of $3.7 million primarily related to our tomosynthesis development project.

Selling and Marketing Expenses. Selling and marketing expenses increased 52% in fiscal 2007 compared to fiscal 2006. The dollar increase was primarily due to increased selling and marketing costs related to the acquisitions of AEG, R2 and Suros of $18.8 million. In fiscal 2007, commission expense related to our direct sales force increased approximately $7.4 million due to the increased product sales in direct territories and increased $5.5 million related to distributor commissions due to increased product sales through these channels. Salaries, benefit and travel expenses increased approximately $8.6 million as a result of increased personnel to support our increased product sales and as a result of the acquisitions of AEG, R2 and Suros. Also contributing to the increase was $1.2 million of additional tradeshow and marketing related expenses as compared to the prior year.

General and Administrative Expenses. General and administrative expenses increased 47% in fiscal 2007 compared to fiscal 2006. The increase was primarily due to an increase of $13.4 million in compensation and related benefits primarily due to an increase in personnel including $10.7 million from the increased headcount as a result of the acquisitions of AEG, R2 and Suros and an increase of $1.4 million of stock-based compensation. Also contributing to the increase was $2.2 million in accounting and tax expenses and an additional $1.0 million of additional depreciation expense associated with the recently acquired entities.

Amortization of Acquired Intangible Assets. We incurred amortization expense for acquired intangible assets of $5.6 million in fiscal 2007 primarily due to the acquisitions of AEG, R2, Suros and the intangible assets acquired from Fischer Imaging during fiscal 2006, as well as, BioLucent in fiscal 2007. The underlying intangible assets substantially relate to acquired customer relationships and trade names. These intangible assets are being amortized over their estimated useful life of between 8.5 and 16 years.

Net Gain on Sale of Intellectual Property. We recognized a net gain of $5.1 million for the sale of Mammotest intellectual property to Siemens in fiscal 2006 for $6.5 million. This gain consisted of the $6.5 million proceeds from the sale partially offset by the $1.4 million impairment charge for the related intangible assets.

Acquired In-Process Research and Development Expenses. We incurred charges for acquired in-process research and development of $19.9 million in fiscal 2006. The charges included $4.2 million in connection with our acquisition of Fischer Imaging’s intellectual property relating to its digital mammography product on September 29, 2005, $0.6 million in connection with our acquisition of AEG on May 2, 2006, $10.2 million in connection with our acquisition of R2 on July 13, 2006 and $4.9 million in connection with the acquisition of Suros on July 27, 2006. The projects are described in further detail in our discussion of these acquisitions. There was no charge for acquired in-process research and development related to the fiscal 2007 acquisition of BioLucent.

Interest Income.

	Years Ended
	September 29, 2007	September 30, 2006	Change
	Amount	Amount	Amount	%
Interest Income	$2,815	$4,082	$(1,267)	(31%)

Interest income decreased in fiscal 2007 compared to fiscal 2006 primarily due to the substantial reduction of our investment balances in connection with our acquisitions of AEG, R2 and Suros during fiscal 2006.

Interest Expense.

	Years Ended
	September 29, 2007	September 30, 2006	Change
	Amount	Amount	Amount	%
Interest Expense	$(2,511)	$(1,230)	$(1,281)	104%

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

Other (Expense) Income, net.

	Years Ended
	September 29, 2007	September 30, 2006	Change
	Amount	Amount	Amount	%
Other (Expense) Income, net	$433	$32	$401	1,253%

In fiscal 2007, this balance was made up of other income of $857,000, offset by foreign currency transaction losses of approximately $440,000. The most significant item of other income related to the increase in the cash surrender value of life insurance contracts related to our SERP. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established a borrowing line of credit denominated in the foreign currency, the euro, in which our subsidiaries currently conduct business to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

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

Segment Results of Operations

In fiscal 2007, we reported our business as three segments: mammography/breast care, osteoporosis assessment and other. In fiscal 2008, we consolidated these three segments into two: breast health and skeletal health. Our other business segment previously included AEG, mini C-arm, extremity MRI, conventional general radiography service and digital general radiography systems businesses. The AEG business is now part of Breast Health while the remaining reporting units are part of Skeletal Health. Prior periods have been restated to conform to this presentation.

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

Breast Health.

	Years Ended
	September 29, 2007		September 30, 2006		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$638,898	100%	$355,364	100%	$283,534	80%

Operating Income	$146,907	23%	$42,027	12%	$104,880	250%

Breast Health revenues, as discussed above, increased primarily due to the $247.7 million increase in product sales, an increase of $30.9 million in service and other revenues primarily related to the increased number of systems in our installed base, and incremental revenues of $29.6 million as a result of the AEG acquisition in the third quarter of fiscal 2006 discussed above. Operating income for this business segment increased primarily due to the increased revenues. Our gross margin in this business segment increased to 49% in fiscal 2007 as compared to 43% in fiscal 2006. In fiscal 2007 our gross margins improved from the increase in product revenues of our more profitable Selenia systems versus our analog mammography systems as well as a full year of higher margin product sales from the recently acquired businesses of R2 and Suros. In addition, higher total revenues including higher Selenia sales have allowed for the greater absorption of manufacturing costs. This improvement in the gross margin was offset in part by an increase in service related costs due to an increase in the number of our service personnel and an increase in warranty costs in the current fiscal year.

Operating expenses for this business segment increased 50% in fiscal 2007 primarily due to increased operating expenses in support of our growing Selenia business, in particular increased selling expenses primarily due to the higher revenues, and as a result of the Suros and AEG acquisitions and, to a lesser extent, the R2 acquisition. Also contributing to the increase was an increase in intangible amortization of $4.0 million, as well as an increase in stock based compensation of $2.3 million. Fiscal 2006 included $19.9 million of charges for acquired in-process research and development related to our acquisitions. These increased expenses in fiscal 2006 were partially offset in part by a net gain of $5.1 million from our sale of Mammotest intellectual property to Siemens.

Skeletal Health.

	Years Ended
	September 29, 2007		September 30, 2006		Change
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$99,470	100%	$107,316	100%	$(7,846)	(7%)

Operating Income	$845	1%	$8,312	8%	$(7,467)	(90%)

Skeletal Health revenues decreased in fiscal 2007compared to fiscal 2006 primarily due to the $6.9 million decrease in product sales discussed above and an $0.2 million increase in service revenues, partially offset by an increase in mini C-arm sales of $8.7 million. The decrease in service revenues was primarily due to a decrease in training revenues. Operating income for skeletal health decreased primarily from the decrease in product sales as well as a $2.0 million extremity MRI inventory write-down and insufficient revenue volume for the third party extremity MRI systems to cover the fixed costs, primarily headcount related, to support the distribution of these systems, partially offset by a decrease in operating expenses. Our gross margin in this business segment was 32% in fiscal 2007 compared to 38% in fiscal 2006. The decrease in skeletal health gross margin reflects the decrease in product sales, the lower average selling prices, and the $2.0 million extremity MRI inventory write down mentioned above. Operating income partially benefited from lower overhead allocations as there were higher allocations of overhead in the current year to the breast health business segment reflecting the recent acquisitions and higher growth of that segment.

Liquidity and Capital Resources

At September 27, 2008 we had approximately $352.7 million of working capital. At that date, our cash and cash equivalents totaled $95.7 million. Our cash and cash equivalents balance decreased slightly by approximately $4.7 million during fiscal 2008, primarily due to cash utilized in our investing activities including cash used to pay the merger consideration for the Cytyc business combination and Third Wave acquisition and, to a lesser extent, to purchase property and equipment as well as financing activities relating to our repayment of amounts outstanding under our credit agreement. These cash uses were partially offset by cash received from our issuance of convertible notes, the exercise of common stock options, cash acquired as a result of our business combination with Cytyc and cash provided by both our legacy and Cytyc operating activities.

Our operating activities provided us with $364.6 million of cash, which included a net loss of $385.6 million for the year mostly relating to non-cash charges of $565.2 million of acquired in-process research and development, depreciation and amortization of an aggregate $173.0 million, $46.3 million write up of acquired Cytyc and Third Wave inventory, amortization of deferred financing costs of $20.5 million and stock-based compensation expense of $24.3 million, which were partially offset by a $62.7 million tax benefit related to the exercise of stock options and a $10.4 million deferred tax benefit. Cash used by operations due to changes in our current assets and liabilities included an increase in accounts receivable of $48.4 million, an increase in inventory of $29.6 million, a decrease in accrued expenses of $15.2 million, a decrease in accounts payable of $10.2 million, and an increase in prepaid expenses and other current assets of $10.0 million. The cash used by these changes in our current assets and liabilities was partially offset by a decrease in income tax refundable of $74.4 million and an increase in deferred revenue of $27.0 million. The increase in accounts receivable was primarily due to the increased sales volume, especially from the addition of Cytyc revenues since the merger date. The increase in inventory was primarily related to the addition of Cytyc inventories since the merger and an increase in our historical products to support the increased sales, especially for digital mammography. The decrease in accounts payable and accrued expenses was primarily due to the payment of merger related fees and expenses. The increase in prepaid expenses and other current assets was primarily due to the timing of payment of prepaid items. The decrease in income taxes refundable was due to the use of acquired Cytyc net operating loss carryforwards and tax overpayments, and the tax benefit related to the exercise of stock options discussed above to offset current income taxes payable. The increase in deferred revenue was primarily due to an increase in the number of deferred service contracts for our historical business as well as amounts added by the Cytyc operations after the close of the business combination.

In fiscal 2008, we used approximately $2.7 billion of cash in investing activities. This use of cash was primarily attributable to the $2.0 billion and $557.9 million, net of cash acquired, used to complete the business combination with Cytyc on October 22, 2007 and the acquisition of Third Wave on July 24, 2008, respectively. We also used $53.3 million for purchases of property and equipment, which consisted primarily of manufacturing, demonstration and test equipment and computer hardware. We invested $25.0 million in equipment under customer usage agreements. We also paid $24.4 million for the second and final earn-out to the former Suros shareholders, partially offset by an increase of $9.5 million in deferred gain as a result of proceeds from the sale of Gestiva.

In fiscal 2008, financing activities provided approximately $2.3 billion of cash, primarily reflecting our borrowings of $2.9 billion under our credit agreements, proceeds from the issuance of $1.7 billion of convertible notes and $171.0 million of cash from the exercise of stock options and related tax benefit of $62.7 million. Borrowings under the credit agreements were used to pay the cash portion of the Cytyc merger consideration and related fees and expenses and the acquisition consideration for Third Wave and related fees and expenses. These financing proceeds were partially offset by $2.4 billion of repayments under our credit agreements which was primarily funded by the proceeds from our issuance of the convertible notes and our available cash flow. Also offsetting these proceeds was the payment of $40.6 million upon the conversion of Cytyc’s convertible notes.

Indebtedness

Credit Agreement. On October 22, 2007, we entered into a $2.55 billion senior secured credit agreement (the “Credit Agreement”) with Goldman Sachs Credit Partners L.P. and certain other lenders (collectively, the “Lenders”). As of the closing of the Cytyc merger we borrowed $2.35 billion under the credit facilities, all of which have variable interest rates. We applied the net proceeds from our convertible note offering described below to repay amounts outstanding under the Credit Agreement, including all of the Term Loan X and Term Loan B-2, $1.1 billion and $250 million, respectively, and a pro rata portion of our $251 million Term Loan A and $104 million Term Loan B-1. During the year ended September 27, 2008, we also made voluntary prepayments of principal under our Term Loan X, Term Loan A and Term Loan B-1 of $150 million, $349 million and $146 million, respectively. There were no amounts outstanding under these term loans as of September 27, 2008.

On July 17, 2008, in connection with our acquisition of Third Wave, we entered into an amended and restated credit agreement with certain of the Lenders (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated our existing Credit Agreement with Goldman Sachs Credit Partners L.P. and the lenders named therein, dated as of October 22, 2007.

Pursuant to the terms and conditions of the Amended Credit Agreement, the Lenders committed to provide senior secured financing in an aggregate amount of up to $800 million.

The credit facilities under the Amended Credit Agreement consist of:

•	$400.0 million senior secured tranche A term loan (“Term Loan A”);

•	$200.0 million senior secured tranche B term loan (“Term Loan B”);

•	$200.0 million senior secured revolving credit facility (the “revolving facility”).

Under the Amended Credit Agreement, the amounts under the Term Loan A and the Term Loan B were available to us in multiple drawdowns until the earlier of the consummation of the Third Wave acquisition or December 5, 2008. In order to consummate the offer to purchase all issued and outstanding stock of Third Wave and complete the acquisition of Third Wave, we initially borrowed $540 million under the credit facilities on July 17, 2008. During the fourth quarter of fiscal 2008, we repaid a pro rata portion of the Term Loan A in the amount of approximately $56.0 million and the Term Loan B in the amount of approximately $19.0 million.

As of September 27, 2008, we had an aggregate of $465.0 million of principal outstanding under this credit facility of which approximately $344.4 million was under the Term Loan A and $120.6 million was under the Term Loan B. The long-term portion of the Term Loan A and Term Loan B was $310.0 and $118.8 million, respectively, at September 27, 2008.

Our domestic subsidiaries which are party to the Amended Credit Agreement (including Third Wave, which joined as a party to the agreement on July 24, 2008, the effective date of the transaction) have guaranteed our obligations under the credit facilities and the credit facilities are secured by first-priority liens on, and first-priority security interests in, substantially all of our assets, a first priority security interest in 100% of the capital stock issued by each guarantor, 65% of the capital stock issued by certain of our first-tier foreign subsidiaries and all intercompany debt. The security interests are evidenced by an Amended and Restated Pledge and Security Agreement by and among Goldman Sachs Credit Partners L.P., as collateral agent, us and the other parties therein named (the “Amended Pledge and Security Agreement”).

The final maturity dates for the credit facilities are as follows:

•	for the Term Loan A, September 30, 2012;

•	for the Term Loan B, March 31, 2013;

•	for the revolving facility, September 30, 2012.

We are required to make scheduled principal payments under the Term Loan A in increasing amounts ranging from $10.0 million per quarter commencing with the quarter ending September 30, 2008 to $15.0 million per quarter commencing with the quarter ending September 30, 2010, and under the Term Loan B, in equal quarterly installments of $500,000 beginning on the quarter ending September 30, 2008, with the remaining balance of each term loan facility due at the maturity of the applicable term loan facility. The revolving credit facility will become due at maturity. No scheduled amortizations are required under the revolving facility.

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

All amounts outstanding under the credit facilities bear interest, at our option, as follows:

Initially,	with respect to loans made under the revolving facility and the Term Loan A:

(i)	at the Base Rate plus 1.50% per annum; or

(ii)	at the reserve adjusted Eurodollar Rate plus 2.50% per annum; and

With	respect to loans made under the Term Loan B:

(i)	at the Base Rate plus 2.25% per annum; or

(ii)	at the reserve adjusted Eurodollar Rate plus 3.25% per annum.

The margin applicable to loans under the revolving credit facility and the Term Loan A is subject to specified changes based on certain changes in the leverage ratio as specified in the Amended Credit Agreement.

Interest accruing at the base rate generally is payable on a quarterly basis. Interest accruing at the Eurodollar Rate is payable on the last day of selected interest periods (which shall be one, two, three and six months and in certain circumstances, nine or twelve months) unless the interest period exceeds three months, in which case, interest will be due at the end of every three months. The weighted average interest rate under the Amended Credit Agreement was 5.24% during fiscal 2008.

We are required to pay a quarterly commitment fee, at a per annum rate of 0.50%, on the undrawn commitments available under the revolving credit facility, which per annum rate is subject to reduction based on a leverage ratio as specified in the Amended Credit Agreement.

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

The credit facilities require us to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter. The maximum leverage ratio is 5.50:1.00 beginning on our fiscal quarter ending September 27, 2008, and then decreases over time to 3:00:1.00 for the fiscal quarter ending September 25, 2010 and each fiscal quarter thereafter. The minimum interest coverage ratio is 2.25:1.00 beginning with our fiscal quarter ending September 27, 2008, and then increases over time to 2.75:1.00 for the fiscal quarter ending September 25, 2010 and each fiscal quarter thereafter. The leverage ratio is defined as the ratio of our consolidated total debt to our consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of our consolidated adjusted EBITDA for the applicable periods to our consolidated interest expense. These terms, and the calculation thereof, are defined in further detail in the Amended Credit Agreement. We were in compliance with our financial covenants as of September 27, 2008.

Future scheduled minimum payments under this credit facility are as follows:

Fiscal 2009	$36,167
Fiscal 2010	36,167
Fiscal 2011	53,389
Fiscal 2012	226,041
Fiscal 2013	113,236

Total	$465,000

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

The notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning June 15, 2008, and ending on December 15, 2013 and will accrete principal from December 15, 2013 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2013, we will pay contingent interest during any six month interest period to the holders of notes if the “trading price”, as defined, of the notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the notes. The holders of the notes may convert the notes into shares of our common stock at a conversion price of approximately $38.60 per share, subject to adjustment, prior to the close of business on September 15, 2037, subject to prior redemption or repurchase of the notes, under any of the following circumstances: (1) during any calendar quarter after the calendar quarter ending December 31, 2007 if the last reported sale price of our common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events.

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

AEG Debt. AEG, which we acquired in 2006, has outstanding existing debt in an aggregate principal amount of $10.6 million as of September 27, 2008. The terms of the loans have various maturities ranging from December 30, 2010 through March 30, 2014. Interest rates are variable and weighted-average interest rates in fiscal 2008 ranged from 5.5% to 7.2%.

Other Indebtedness. As a result of the Cytyc merger, we assumed Cytyc’s outstanding convertible notes, of which $0.3 million remained outstanding as of September 27, 2008. We may redeem these notes at par at any time on or after March 20, 2009. The stated interest rate is fixed at 2.25%.

Contingent Earn-Out Payments. As a result of our merger with Cytyc, we assumed Cytyc’s obligation to Adiana, Inc. to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155 million, based on the achievement of certain FDA milestones and on incremental sales growth of the Adiana permanent contraception product during the four-year period following FDA approval of this product. As FDA approval has not been received for the product, no payments have been made to Adiana.

We also satisfied our obligation for a second and final earn-out to the former Suros Surgical stockholders related to Suros’ incremental revenue growth for revenues earned through July 31, 2008. This earnout, which totaled $24.5 million, was substantially paid in the fourth quarter of fiscal 2008, with an increase in goodwill. We had also made a payment of approximately $19.0 million to the former Suros stockholders in the fourth quarter of fiscal 2007 for the first year earn-out.

On September 18, 2007, we completed the acquisition of BioLucent, Inc. A cash earn-out may be payable in up to two annual installments not to exceed $15.0 million in the aggregate based on BioLucent’s achievement of certain revenue targets. As of September 27, 2008, the revenue targets have not been achieved and we have not made any payments for this earn-out.

Financing Leases. Cytyc entered into a lease agreement on April 23, 2007 for a new manufacturing and office facility located in Alajuela, Costa Rica. The lease term commenced in May 2008, at which time we began transferring our Costa Rican operations to this facility. We expect this process to be complete by the end of the second quarter of fiscal 2009. The term of the lease is for a period of approximately ten years with the option to extend for two consecutive five-year terms.

On July 11, 2006, Cytyc entered into a lease agreement for a manufacturing facility located in Marlborough, Massachusetts. The term of the lease is for a period of approximately 12 years commencing on November 14, 2006. In 2011, Cytyc will have an option to lease an additional 30,000 square feet. In connection with our merger with Cytyc, we guaranteed Cytyc’s obligations under this lease.

Operating Leases. The lease for our headquarters and manufacturing facility located in Bedford, Massachusetts and our Lorad manufacturing facility in Danbury, Connecticut, has a term of 20 years commencing August 28, 2002, with four five-year renewal terms, which we may exercise at our option. The basic rent for the facilities is $3.3 million per year, which is subject to adjustment for increases in the consumer price index. In addition, we are required to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. Under the lease, we make customary representations and warranties and agree to certain financial covenants and indemnities. In the event we default on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. We were in compliance with all covenants as of September 27, 2008.

As a result of the merger with Cytyc, we assumed all of Cytyc’s outstanding operating leases of which the most significant operating leases pertain to Cytyc’s headquarters located in Marlborough, Massachusetts which has a 15-year term that expires on December 31, 2018 with future lease payments of approximately $39.0 million and Cytyc’s warehouse in Methuen, Massachusetts which has a 10-year term that expires on March 31, 2013 with future lease payments of approximately $1.2 million. In addition, we are required to maintain the facilities during the term of the leases and to pay all proportionate shares of taxes, insurance, utilities and other costs associated with those facilities.

As a result of our acquisition of Third Wave on July 24, 2008, we assumed certain operating leases, the most significant of which is related to their corporate facility in Madison, Wisconsin, which is effective through September 2014. Future lease payments on these operating leases were approximately $5.8 million as of September 27, 2008.

Additionally, we assumed several license agreements for certain patent rights. These payments will be made through 2011 and future payments under these license agreements are approximately $7.0 million as of September 27, 2008.

Contractual Obligations. The following table summarizes our contractual obligations and commitments as of September 27, 2008:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-Term Debt Obligations	$38,480	$109,436	$327,400	$1,725,584	$2,200,900
Interest on Long-Term Debt Obligations	58,734	110,973	90,433	7,484	267,624
Operating Leases	18,528	33,162	27,199	63,616	142,505
Purchase Obligations (1)	33,176	15,703	—	—	48,879
Financing Leases	2,408	5,035	5,333	15,008	27,784
Long-Term Supply Contracts (2)	3,371	6,000	3,750	—	13,121
Private Equity Investment (3)	1,874	—	—	—	1,874

Total Contractual Obligations	$156,571	$280,309	$454,115	$1,811,692	$2,702,687

(1)	Approximately $6.4 million of the purchase obligations relates to an exclusive distribution and service agreement in the United States under which we will sell and service a line of extremity MRI systems. Pursuant to the terms of this contract, we have certain minimum inventory purchase obligations for the initial term of eighteen months. Thereafter the purchase obligations are subject to renegotiation in the event of any unforeseen changes in the market dynamics.

(2)	As a result of the merger with Cytyc, we assumed on a consolidated basis certain non-cancelable supply contracts. For reasons of quality assurance, sole source availability or cost effectiveness, certain key components and raw materials are available only from a sole supplier. To assure continuity of supply while maintaining high quality and reliability, long-term supply contracts have been executed with these suppliers. In certain of these contracts, a minimum purchase commitment has been established.

(3)	As a result of the merger with Cytyc, we assumed a private equity investment commitment with a limited liability partnership, which could be paid over the succeeding three years.

The amounts above do not include any amount that may be payable to BioLucent and Adiana for earn-outs. We are working on several projects and we expect to continue to review and evaluate potential acquisitions of businesses, products or technologies, and strategic alliances that we believe will complement our current or future business. Subject to the Risk Factors set forth in Part I, Item 1A of this report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Report, we believe that cash flow from operations and cash available from our Amended Credit Agreement will provide us with sufficient funds in order to fund our expected operations over the next twelve months. Our longer-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our Amended Credit Agreement. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments, or to repay our convertible notes. The holders of the convertible notes may require us to repurchase the notes on December 13 of 2013, and on each of December 15, 2017, 2022, 2027 and 2032 at a repurchase price equal to 100% of their accreted principal amount. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under the above-referenced Risk Factors as elsewhere in this report. These risks, trends and uncertainties may also adversely affect our long-term liquidity.

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is not permitted. FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, defers the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, we are required to adopt SFAS 157 on the first day of fiscal 2009 for financial assets and liabilities and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are required to adopt SFAS 157 on the first day of fiscal 2010 for all other nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 will not have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur. SFAS 159 also establishes additional disclosure requirements for these items stated at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is our 2009 fiscal year, with early adoption permitted, provided that we also adopt SFAS 157. The adoption of SFAS 159 will not have a material impact on our financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS 141(R)”), Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our 2010 fiscal year. Earlier adoption is prohibited. We are currently evaluating the impact that the adoption of SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.

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

The FSP is effective for financial statements for fiscal years beginning after December 15, 2008, which will be the beginning of fiscal 2010 for us. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, the FSP would not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date. However, the incremental disclosure requirements described above would apply to all intangible assets, including those recognized in periods prior to the effective date of the FSP. We are currently evaluating the impact that the adoption of this FSP will have on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. The liability and equity components of convertible debt instruments within the scope of this FSP must be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the debt over the amount ultimately allocated to the liability component is required to be amortized to interest expense using the interest method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As a result, we will adopt this standard at the beginning of fiscal 2010. This FSP must be applied retrospectively to all periods presented. The retrospective adoption of this FSP will increase our historical reported interest expense from December 10, 2007 (issuance date of the Convertible Notes) forward.

The adoption of FSP APB 14-1 will have no impact on our actual past or future cash flows. However, upon adoption in fiscal 2010 we expect to revise prior periods by reclassifying approximately $470.0 million of our Convertible Notes to additional paid-in capital, resulting in a debt discount. Our fiscal 2008 non-cash interest expense will increase by approximately $48.2 million, resulting in a restated diluted net loss per share of approximately $1.69 per share, net of tax.

On May 5, 2008, Statement of Financial Accounting Standard No. 162, the Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”) was issued. This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. SFAS No. 107, Disclosure of Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, and debt obligations. Except for our outstanding convertible note, the fair value of these financial instruments approximates their carrying amount. As of September 27, 2008 we have $1.725 billion of Convertible Notes outstanding. The fair value of our Convertible Notes was approximately $1.3 billion as of September 27, 2008 based on the trading price as of that date.

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our Amended Credit Agreement and on the debt assumed as a result of our acquisition of AEG. Borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to, at our option, with respect to the borrowings under the Term Loan A of either (1) the Base Rate (the greater of the prime rate as quoted in The Wall Street Journal and the Federal Funds Effective Rate) plus 1.5% or (2) the Eurodollar Rate, plus 2.5% and with respect to the Term Loan B of either (1) the Base Rate (the greater of the prime rate as quoted in The Wall Street Journal and the Federal Funds Effective Rate) plus 2.25% or (2) the Eurodollar Rate, plus 3.25%.

On July 17, 2008, the date we entered into the Amended Credit Agreement, we borrowed $400 million under the Term Loan A and $140 million under the Term Loan B. As of September 27, 2008, there was approximately $465 million outstanding under the Amended Credit Agreement, including $344.4 million under the Term Loan A facility which matures on September 30, 2012 and $120.6 million under the Term Loan B facility which matures on March 31, 2013.

The terms of the AEG debt agreements have various maturities ranging from December 30, 2010 through March 30, 2014. Interest rates are variable and had weighted average interest rates ranging from 5.5% to 7.2% during the twelve months ended September 27, 2008. We may also incur interest expense on loans made under a European line of credit that accrues interest at the Europe Interbank Offered Rate 7.5%, as defined. At September 27, 2008, there were no amounts outstanding under the European line of credit.

These debt obligations are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. A 10% adverse movement (increase in LIBOR) would increase annual interest expense by approximately $2.4 million.

The return from cash and cash equivalents will vary as short-term interest rates change. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition. Interest income on our cash and cash equivalents is recorded as a component of Other Income in our accompanying Consolidated Statements of Operations.

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

We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in the Euro are affected by changes in the relative strength of the U.S. dollar against the Euro. Our expenses are positively affected when the United States dollar strengthens against the Euro and adversely affected when the United States dollar weakens. However, we believe that the foreign currency exchange risk is not significant. During fiscal 2008, 2007 and 2006, we incurred foreign exchange (losses) gains of approximately ($658,000), ($440,000) and $30,000, respectively.

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

As of September 27, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

We have assessed the effectiveness of our internal control over financial reporting as of September 27, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Third Wave Technologies, Inc., a business we acquired on July 24, 2008 and which is included in our fiscal 2008 consolidated financial statements and constituted approximately $391.3 million and $389.9 million of total and net assets, respectively, as of September 27, 2008 and approximately $5.9 million and $205.6 million of revenues and net loss, respectively, for the year ended September 27, 2008.

Based on our assessment, we believe that, as of September 27, 2008, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hologic, Inc.:

We have audited Hologic Inc.’s (the “Company”) internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Third Wave Technologies, Inc., a business acquired by Hologic. Inc. during the year-ended September 27, 2008, which is included in the 2008 consolidated financial statements of Hologic, Inc. and constituted approximately $391.3 million and $389.9 million of total and net assets, respectively, as of September 27, 2008 and approximately $5.9 million and $205.6 million of revenues and net loss respectively, for the year ended September 27, 2008. Our audit of internal control over financial reporting of Hologic, Inc. also did not include an evaluation of the internal control over financial reporting of Third Wave Technologies, Inc.

In our opinion, Hologic, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hologic, Inc. as of September 27, 2008 and September 29, 2007 and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss) and cash flows for each of the three years in the period ended September 27, 2008 of Hologic, Inc. and our report dated November 24, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 24, 2008

Changes in Internal Control over Financial Reporting

As a result of our recent acquisitions we have begun to integrate certain business processes and systems of the acquired entities. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as these integrations are complete. There have been no other changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of the end of our fiscal year ended September 27, 2008 regarding the shares of our common stock available for grant or granted under stock option plans and equity incentives that (i) were approved by our stockholders, and (ii) were not approved by our stockholders. The number of securities and the exercise price of the outstanding securities have been adjusted to reflect our two-for-one stock splits effected on November 30, 2005 and April 2, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,370,814	$16.10	19,977,099
Equity compensation plans not approved by security holders (1)	582,881	$3.79	—

Total	15,953,695	$15.65	19,977,099

(1)	Includes the following plans: 1997 Employee Equity Incentive Plan and 2000 Acquisition Equity Incentive Plan. A description of each of these plans is as follows:

1997 Employee Equity Incentive Plan. The purposes of the 1997 Employee Equity Incentive Plan (the “1997 Plan”), adopted by the Board of Directors in May 1997, are to attract and retain key employees, consultants and advisors, to provide an incentive for them to assist us in achieving long-range performance goals, and to enable such person to participate in our long-term growth. In general, under the 1997 Plan, all employees, consultants, and advisors who are not executive officers or directors are eligible to participate in the 1997 Plan. The 1997 Plan is administered by a committee consisting of at least three members of the Board appointed by the Board of Directors. Participants in the 1997 Plan are eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 4,400,000 shares of our common stock were reserved for issuance under the 1997 Plan. Of the shares reserved for issuance under the 1997 Plan, options to purchase 352,703 shares are outstanding as of September 27, 2008. In September 2005, our Board of Directors determined that no further awards would be made under this plan and cancelled all remaining 332,168 shares, available for issuance under the 1997 Plan that are not subject to outstanding stock option awards.

2000 Acquisition Incentive Plan. The purpose of the 2000 Acquisition Equity Incentive Plan (the “2000 Plan”), adopted by the Board of Directors in April 2001, is to attract and retain (a) employees, consultants and advisors, of newly acquired businesses who have been or are being hired as employees, consultants or advisors of our company or any of our consolidated subsidiaries, and (b) employees, consultants and advisors, of our company who have or are anticipated to provide significant assistance in connection with the acquisition of a newly acquired business or its integration with our company, and to provide such persons an incentive for them to achieve long-range performance goals, and to enable them to participate in our long-term growth. In general, under the 2000 Plan, only employees, consultants and advisors who are not officers or directors of our company are eligible to participate in the 2000 Plan. The 2000 Plan is administered by the Board or, at its option, a committee consisting of at least three members of the Board appointed by the Board of Directors. Participants in the 2000 Plan are eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 3,200,000 shares of our common stock were reserved for issuance under the 2000 Plan. Of the shares reserved for issuance under the 2000 Plan, options to purchase 230,178 shares are outstanding as of September 27, 2008. In September 2005, the Board of Directors determined that no further awards would be made under this plan and cancelled all remaining 835,408 shares, available for issuance under the 2000 Plan that are not subject to outstanding stock option awards.

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

(a) The following documents are filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of September 27, 2008 and September 29, 2007

Consolidated Statements of Operations for the years ended September 27, 2008, September 29, 2007 and September 30, 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended September 27, 2008, September 29, 2007 and September 30, 2006

Consolidated Statements of Cash Flows for the years ended September 27, 2008, September 29, 2007 and September 30, 2006

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(b) Listing of Exhibits

Exhibit Number		Reference

2.01	Agreement and Plan of Merger dated April 17, 2006, by and among Hologic, Swordfish Acquisition Corp. and Suros Surgical Systems, Inc.	J-2.1

2.02	Agreement and Plan of Merger dated April 24, 2006, by and among Hologic, Hydrogen Acquisition, Inc. and R2 Technology, Inc.	J-2.2

2.03	Agreement and Plan of Merger between Hologic, Nor’easter Corp. and Cytyc dated May 20, 2007	N-2.1

2.04	Agreement and Plan of Merger and Reorganization, dated February 26, 2007, by and among Adiana, Inc., Cytyc, Admiral Acquisition Corp. and the Stockholder Representative Committee	V-2.1

2.05	Agreement and Plan of Merger, dated as of February 11, 2007, by and among Cytyc, Augusta Medical Corporation and Adeza Biomedical Corporation	U-2.1

2.06	Agreement and Plan of Merger, dated as of June 8, 2008, by and among Hologic, Thunder Tech Corp. and Third Wave Technologies, Inc	BB-2.1

3.01	Certificate of Incorporation of Hologic	A-3.01

3.02	Amendment to Certificate of Incorporation of Hologic	C-3.03

3.03	Certificate of Amendment to Certificate of Incorporation of Hologic	K-3.03

3.04	Certificate of Amendment to Certificate of Incorporation of Hologic	R-3.1

3.05	Certificate of Amendment to Certificate of Incorporation of Hologic	CC-3.1

3.06	Second Amended and Restated By-laws of Hologic	DD-3.1

3.07	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Hologic	EE-3.6

Exhibit Number		Reference

4.01	Specimen Certificate for Shares of Hologic’s Common Stock	B-1

4.02	Description of Capital Stock (Contained in the Certificate of Incorporation of Hologic, as Amended, Filed as Exhibits 3.01, 3.02, 3.03, 3.04 and 3.05)	A-3.01; C-3.03; K-3.03; R-3.1 and CC-3.1

4.03	Rights Agreement dated September 17, 2002	G-4

4.04	Amended and Restated Rights Agreement dated April 2, 2008	EE-4.1

4.05	Form of Rights Certificate	AA-4

4.06	Indenture dated March 22, 2004 by and between Cytyc and U.S. Bank Trust National Association, as trustee thereunder	W-4.1

4.07	First Supplemental Indenture dated October 22, 2007 by and among Cytyc, Hologic and U.S. Bank Trust National Association, as trustee thereunder	R-4.2

4.08	Indenture, dated as of December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic	FF-4.1

4.09	First Supplemental Indenture, dated December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic	FF-4.2

10.01	Second Amended and Restated 1990 Non-Employee Director Stock Option Plan	C-10.26*

10.02	1995 Combination Stock Option Plan	C-10.25*

10.03	Second Amended and Restated 1999 Equity Incentive Plan	K-10.3*

10.04	Amendment No. 1 to Second Amended and Restated 1999 Equity Incentive Plan	S-10.2*

10.05	Amendment No. 2 to Second Amended and Restated 1999 Equity Incentive Plan	R-10.17*

10.06	Form of Executive Officer Non-Qualified Stock Option Agreement under 1999 Equity Incentive Plan	I-10.32*

10.07	Form of Restricted Stock Unit Award for executive officers under 1999 Equity Incentive Plan	L-10.1*

10.08	1997 Employee Equity Incentive Plan	D-99

10.09	2000 Acquisition Equity Incentive Plan	F-10.05

10.10	Hologic 2008 Equity Incentive Plan	CC-10.1*

10.11	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan	GG-10.1*

10.12	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan	GG-10.2*

10.13	2008 Employee Stock Purchase Plan	HH-10.2*

10.14	Hologic 2009 Short-Term Incentive Plan	GG-10.3*

10.15	Cytyc Corporation 1995 Stock Plan	S-10.4*

10.16	Cytyc Corporation 1995 Non-Employee Director Stock Option Plan	S-10.5*

10.17	Cytyc Corporation 1998 Stock Plan of Pro Duct Health, Inc.	S-10.6*

10.18	Cytyc Corporation 2001 Non-Employee Director Stock Plan	S-10.7*

Exhibit Number		Reference

10.19	Cytyc Corporation 2004 Omnibus Stock Plan	S-10.8*

10.20	Form of Indemnification Agreement (as executed with each director of Hologic)	A-10.12*

10.21	Executive Bonus Plan Description	II-10.1*

10.22	Hologic Supplemental Executive Retirement Plan (SERP)	M-10.10*

10.23	Form of SERP Rabbi Trust Agreement	M-10.11*

10.24	Form of Officer Severance Agreement including list of officers to whom provided	J-10.7*

10.25	Retention and Severance Agreement dated May 3, 2006, by and between Hologic and John W. Cumming	J-10.4*

10.26	Retention and Severance Agreement dated May 3, 2006, by and between Hologic and Robert A. Cascella	J-10.5*

10.27	Retention and Severance Agreement dated May 3, 2006, by and between Hologic and Glenn P. Muir	J-10.6*

10.28	Form of Restricted Stock Unit Award under the Retention and Severance Agreement filed as exhibit 10.25, 10.26 and 10.27	J-10.9*

10.29	Form of First Amended and Restated Change in Control Agreement including list of officers to whom provided	L-10.2*

10.30	Form of Amendment to First Amended and Restated Change of Control Agreements including list of officers to whom provided	filed herewith*

10.31	Form of Senior Vice President Change of Control Agreement including list of officers to whom provided	filed herewith*

10.32	John W. Cumming Waiver Letter Dated As Of May 20, 2007	N-10.1*

10.33	Robert A. Cascella Waiver Letter Dated As Of May 20, 2007	N-10.2*

10.34	Glenn P. Muir Waiver Letter Dated As Of May 20, 2007	N-10.3*

10.35	Second Retention Agreement with Robert A. Cascella dated as of October 22, 2007	R-10.10*

10.36	Amended and Restated Retention and Severance Agreement with Patrick J. Sullivan dated as of August 17, 2007 and effective on October 22, 2007	R-10.11*

10.37	Amended and Restated Change of Control Agreement between Hologic and Daniel J. Levangie dated as of August 17, 2007	Q-10.4*

10.38	Amended and Restated Change of Control Agreement with Patrick J. Sullivan dated as of August 17, 2007 and effective on October 22, 2007	R-10.12*

10.39	Amended and Restated Retention & Severance Agreement between Hologic and Daniel J. Levangie	Q-10.6*

10.40	Restricted Stock Grant Agreement with Patrick J. Sullivan dated as of October 22, 2007	R-10.13*

10.41	Separation and Release Agreement with Daniel J. Levangie dated as of October 22, 2007	R-10.14*

10.42	Hologic’s Senior Executive Short-Term Incentive Plan	P-10.2*

10.43	Restricted Stock Grant Agreement with Robert A. Cascella dated as of October 22, 2007	R-10.18*

10.44	Facility Lease (Danbury) dated as of December 30, 1995 by and among Melvin J. Powers and Mary P. Powers D/B/A M&N Realty and Lorad	E-10.14

Exhibit Number		Reference

10.45	Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated as of August 28, 2002 as amended	H-10.27; OO-10.41

10.46	Executive Financial Services Program	filed herewith*

10.47	License Agreement between Cytyc and DEKA Products Limited Partnership dated March 22, 1993	Y-10.6**

10.48	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership	X-10.17

10.49	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007	OO-10.45

10.50	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006	OO-10.46

10.51	Supply Agreement between Cytyc, Whatman, Inc. and Whatman SA dated as of December 31, 2000, as amended, October 16, 2001 and May 2, 2002	Z-10.13

10.52	Agreement and Plan of Merger by and among BioLucent, Inc., Hologic, Bravo Transition, Inc., Bravo Acquisition, Inc. and Steven Gex, as stockholder representative, dated as of June 20, 2007	O-10.1

10.53	Credit and Guaranty Agreement dated as of October 22, 2007 among Hologic, the Guarantors party thereto and defined below, the Secured Parties party thereto, and the Agent, Banc of America Securities LLC, Bank of America, N.A., Citicorp North America, Inc., JPMorgan Chase Bank, N.A., RBS Citizens, National Association and Fifth Third Bank	T-10.1

10.54	Waiver and First Amendment to Credit and Guaranty Agreement and Pledge and Security Agreement dated as of April 14, 2008 by and among Hologic and its domestic subsidiaries, excluding the subsidiaries which are Massachusetts securities corporations and Goldman Sachs Credit Partners L.P.	HH-10.1

10.55	Amended and Restated Credit and Guaranty Agreement dated as of July 17, 2008 among Hologic, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Sole Lead Bookrunner, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A. and RBS Citizens, National Association, as Co-Syndication Agents, Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent and Royal Bank of Canada, as Documentation Agent and each lender from time to time party thereto	JJ-10.1

10.56	Pledge and Security Agreement among Hologic, Goldman Sachs Credit Partners L.P., as Collateral Agent thereunder and the other parties therein named dated as of October 22, 2007	R-10.2

10.57	Amended and Restated Pledge and Security Agreement dated as of July 17, 2008 among Hologic, Goldman Sachs Credit Partners L.P., as Collateral Agent thereunder and the others parties named therein	JJ-10.2

10.58	Open End Mortgage Deed, Security Agreement, Assignment of Rents and Leases and Fixture Filing for 36 Apple Ridge Road, Danbury, Connecticut dated as of October 22, 2007	R-10.3

10.59	Open End Mortgage Deed, Security Agreement, Assignment of Rents and Leases and Fixture Filing for 37 Apple Ridge Road, Danbury, Connecticut dated as of October 22, 2007	R-10.4

Exhibit Number		Reference

10.60	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing for 35 Crosby Drive, Bedford, Massachusetts dated as of October 22, 2007	R-10.5

10.61	Lease Guaranty dated October 22, 2007 between Bel Marlborough I LLC and Hologic, as guarantor thereunder	R-10.7

10.62	Third Wave Technologies, Inc. Incentive Stock Option Plan	KK-10.1*

10.63	Third Wave Technologies, Inc. 1997 Incentive Stock Option Plan	KK-10.2*

10.64	Third Wave Technologies, Inc. 1997 Nonqualified Stock Option Plan	KK-10.3*

10.65	Third Wave Technologies, Inc. 1998 Incentive Stock Option Plan	KK-10.4*

10.66	Third Wave Technologies, Inc. 1999 Incentive Stock Option Plan	KK-10.5*

10.67	Third Wave Technologies, Inc. 1999 Nonqualified Stock Option Plan	KK-10.6*

10.68	Third Wave Technologies, Inc. 2000 Stock Plan, as amended	LL-4.1*

10.69	First Amendment to Third Wave Technologies, Inc. 2000 Stock Plan	MM-10.8*

10.70	Third Wave Technologies, Inc. 2000 Employee Stock Purchase Plan	KK-10.8*

10.71	Third Wave Technologies, Inc. 2007 Incentive Plan	MM-10.29*

10.72	Third Wave Technologies, Inc. 2008 Incentive Plan	NN-10.41*

14.1	Code of Ethics for Senior Financial Officers	R-14.1

18.01	Letter re Change in Accounting Principles dated November 24, 2008	filed herewith

21.01	Subsidiaries of Hologic	filed herewith

23.01	Consent of Ernst & Young LLP	filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

*	Management compensation plan or arrangement
**	Portions of this Agreement have been omitted pursuant to a request for confidential Treatment and have been filed separately with the Commission

A	We previously filed this exhibit on January 24, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-1 (Registration No. 33-33128) and the previously filed exhibit is incorporated herein by reference.

B	We previously filed this exhibit on January 31, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A, and the previously filed exhibit is incorporated herein by reference.

C	We previously filed this exhibit on May 14, 1996, with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 30, 1996, and the previously filed exhibit is incorporated herein by reference.

D	We previously filed this exhibit on August 20, 1997 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-8 (SEC File No. 333-34003) and the previously filed exhibit is incorporated herein by reference.

E	Trex Medical Corporation previously filed this exhibit with the referenced exhibit number as an exhibit to its Registration Statement on Form S-1 (Reg. No. 333-2926) and the previously filed exhibit is incorporated by reference.

F	We previously filed this exhibit on December 12, 2001 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 29, 2001, and the previously filed exhibit is incorporated by reference.

G	We previously filed this exhibit on December 4, 2002 with the referenced exhibit number as an exhibit to our registration statement on Form 8-A (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

H	We previously filed this exhibit on December 24, 2002 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 28, 2002, and the previously filed exhibit is incorporated herein by reference.

I	We previously filed this exhibit on September 23, 2004 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

J	We previously filed this exhibit on May 4, 2006 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the fiscal quarter ended March 25, 2006, and the previously filed exhibit is incorporated herein by reference.

K	We previously filed this exhibit on December 6, 2005 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 24, 2005, and the previously filed exhibit is incorporated herein by reference.

L	We previously filed this exhibit on November 2, 2006 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

M	We previously filed this exhibit on December 14, 2006 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 30, 2006, and the previously filed exhibit is incorporated herein by reference.

N	We previously filed this exhibit on May 21, 2007 with the referenced exhibit number to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

O	We previously filed this exhibit on June 25, 2007 with the referenced exhibit number to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

P	We previously filed this exhibit on June 29, 2007 with the referenced exhibit number to our Registration Statement on Form S-4 (SEC File No. 333-144238) and the previously filed exhibit is incorporated herein by reference.

Q	We previously filed this exhibit on August 20, 2007 with the referenced exhibit number to our Registration Statement on Form S-4 (SEC File No. 333-144238) and the previously filed exhibit is incorporated herein by reference.

R	We previously filed this exhibit on October 22, 2007 with the referenced exhibit number to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

S	We previously filed this exhibit on October 23, 2007 with the referenced exhibit number to our Registration Statement on Form S-8 (SEC File No. 333-146887) and the previously filed exhibit is incorporated herein by reference.

T	We previously filed this exhibit on October 23, 2007 with the referenced exhibit number to our Current Report on Form 8-K/A (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

U	Cytyc Corporation previously filed this exhibit on February 13, 2007 with the referenced exhibit number as an Exhibit to its Current Report on Form 8-K (SEC File No. 000-27558) and the previously filed exhibit is incorporated by reference.

V	Cytyc Corporation previously filed this exhibit on February 28, 2007 with the referenced exhibit number as an Exhibit to its Current Report on Form 8-K (SEC File No. 000-27558) and the previously filed exhibit is incorporated by reference.

W	Cytyc Corporation previously filed this exhibit on June 7, 2004 with the referenced exhibit number as an Exhibit to its Registration Statement on Form S-3 (SEC File No. 333-16237) and the previously filed exhibit is incorporated by reference.

X	Cytyc Corporation previously filed this exhibit on January 30, 2004 with the referenced exhibit number as an exhibit to its Annual Report on Form 10-K (SEC File No. 000-27558) and the previously filed exhibit is incorporated by reference.

Y	Cytyc Corporation previously filed this exhibit with the referenced exhibit number as an exhibit to its Registration Statement on Form S-1 (SEC File No. 333-00300) and the previously filed exhibit is incorporated by reference.

Z	Cytyc Corporation previously filed this exhibit on March 24, 2003 with the referenced exhibit number as an exhibit to its Annual Report on Form 10-K (SEC File No. 000-27558) and the previously filed exhibit is incorporated by reference.

AA	We previously filed this exhibit on September 17, 2002 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A (SEC File No. 000-18218) and the previously filed exhibit is incorporated herein by reference.

BB	We previously filed this exhibit on June 9, 2008 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

CC	We previously filed this exhibit on March 11, 2008 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

DD	We previously filed this exhibit on September 23, 2008 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

EE	We previously filed this exhibit on April 3, 2008 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

FF	We previously filed this exhibit on December 7, 2007 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

GG	We previously filed this exhibit on November 17, 2008 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

HH	We previously filed this exhibit on May 8, 2008 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the fiscal quarter ended March 29, 2008, and the previously filed exhibit is incorporated herein by reference.

II	We previously filed this exhibit on January 17, 2008 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

JJ	We previously filed this exhibit on July 17, 2008 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

KK	Third Wave Technologies, Inc. previously filed this exhibit on July 31, 2000 with the referenced exhibit number as an exhibit to its Registration Statement on Form S-1 (SEC File No. 333-42694) and the previously filed exhibit is incorporated by reference.

LL	Third Wave Technologies, Inc. previously filed this exhibit on June 6, 2006 with the referenced exhibit number as an exhibit to its Registration Statement on Form S-8 (SEC File No. 333-134783) and the previously filed exhibit is incorporated by reference.

MM	Third Wave Technologies, Inc. previously filed this exhibit on March 16, 2007 with the referenced exhibit number as an exhibit to its Annual Report on Form 10-K (SEC File No. 000-31745) for the fiscal year ended December 31, 2006, and the previously filed exhibit is incorporated herein by reference.

NN	Third Wave Technologies, Inc. previously filed this exhibit on March 7, 2008 with the referenced exhibit number as an exhibit to its Annual Report on Form 10-K (SEC File No. 000-31745) for the fiscal year ended December 31, 2007, and the previously filed exhibit is incorporated herein by reference.

OO	We previously filed this exhibit on November 27, 2007 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 29, 2007, and the previously filed exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLOGIC, INC.

By:	/s/ JOHN W. CUMMING
JOHN W. CUMMING
Chief Executive Officer

Date: November 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. CUMMING JOHN W. CUMMING	Chairman, Director and Chief Executive Officer (Principal Executive Officer)	November 26, 2008

/s/ GLENN P. MUIR GLENN P. MUIR	Director, Executive Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	November 26, 2008

/s/ ROBERT H. LAVALLEE ROBERT H. LAVALLEE	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	November 26, 2008

/s/ ROBERT A. CASCELLA ROBERT A. CASCELLA	President and Chief Operating Officer, Director	November 26, 2008

/s/ SALLY W. CRAWFORD SALLY W. CRAWFORD	Director	November 26, 2008

/s/ DAVID R. LAVANCE, JR. DAVID R. LAVANCE, JR.	Lead Independent Director	November 26, 2008

/s/ NANCY L. LEAMING NANCY L. LEAMING	Director	November 26, 2008

/s/ DANIEL J. LEVANGIE DANIEL J. LEVANGIE	Director	November 26, 2008

/s/ LAWRENCE M. LEVY LAWRENCE M. LEVY	Director	November 26, 2008

/s/ WILLIAM MCDANIEL WILLIAM MCDANIEL	Director	November 26, 2008

/s/ ELAINE S. ULLIAN ELAINE S. ULLIAN	Director	November 26, 2008

/s/ WAYNE WILSON WAYNE WILSON	Director	November 26, 2008

Hologic, Inc.

Audited Consolidated Financial Statements

Years ended September 27, 2008, September 29, 2007 and September 30, 2006

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements

The Board of Directors and Stockholders of Hologic, Inc.:

We have audited the accompanying consolidated balance sheets of Hologic, Inc. and subsidiaries as of September 27, 2008 and September 29, 2007, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended September 27, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hologic, Inc. and subsidiaries at September 27, 2008 and September 29, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 27, 2008, in conformity with U.S. generally accepted accounting principles.

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

As discussed in Note 8 to the consolidated financial statements, as of September 30, 2008, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hologic, Inc.’s internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 24, 2008

Hologic, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 27, 2008	September 29, 2007
Assets
Current assets:
Cash and cash equivalents	$95,661	$100,403
Restricted cash	3,629	—
Accounts receivable, less reserves of $6,532 and $4,598 respectively (Note 18)	327,201	152,743
Inventories, net	174,667	105,289
Deferred income tax assets, net	53,660	29,356
Income tax refundable	17,797	61
Prepaid expenses and other current assets	20,963	11,328

Total current assets	693,578	399,180

Property and equipment, at cost:
Land	8,978	2,710
Buildings and improvements	55,743	28,577
Equipment and software	273,105	81,390
Furniture and fixtures	11,083	6,044
Leasehold improvements	38,620	6,636

	387,529	125,357
Less—accumulated depreciation and amortization	103,554	55,588

	283,975	69,769

Other assets:
Developed technology and know-how, net of accumulated amortization of $112,568 and $19,625, respectively	2,023,121	112,632
Customer relationship, net of accumulated amortization of $22,509 and $6,303, respectively	461,627	49,389
Other intangible assets, net of accumulated amortization of $18,407 and $9,149, respectively	144,903	12,340
Goodwill	4,450,496	407,528
Other, net	76,932	15,511

Total assets	$8,134,632	$1,066,349

Liabilities
Current liabilities:
Current portion of long-term debt	$38,480	$1,977
Accounts payable	59,590	42,289
Accrued expenses (Note 15)	154,746	88,577
Deferred revenue	78,559	45,769
Deferred gain (Note 5)	9,500	—

Total current liabilities	340,875	178,612

Long-term debt, net of current portion (Note 6)	437,420	9,222
Convertible debt (Note 6)	1,725,000	—
Deferred income tax liabilities, net	920,838	54,866
Deferred service obligations—long-term	10,777	10,135
Other long-term liabilities (Note 15)	57,453	7,791

Commitments and contingencies (Notes 13 and 16)

Stockholders’ equity
Preferred stock, $0.01 par value–1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value–750,000 shares authorized; 256,373 and 110,300 shares issued, respectively	2,564	1,103
Capital in excess of par value	4,853,837	633,477
Retained (deficit) earnings	(217,644)	168,453
Accumulated other comprehensive income	4,945	4,123
Treasury stock, at cost—214 shares	(1,433)	(1,433)

Total stockholders’ equity	4,642,269	805,723

Total liabilities and stockholders’ equity	$8,134,632	$1,066,349

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended
	September 27, 2008	September 29, 2007	September 30, 2006
Revenues:
Product sales	$1,502,447	$628,854	$388,111
Service and other revenues	172,052	109,514	74,569

	1,674,499	738,368	462,680

Costs and expenses (1):
Cost of product sales	535,082	267,470	188,443
Cost of product sales—amortization of intangible assets	95,310	11,262	5,011
Cost of service and other revenues	151,589	114,307	75,921
Research and development	81,421	44,381	28,113
Selling and marketing	261,524	85,520	56,239
General and administrative	147,405	62,092	42,176
Amortization of acquired intangible assets	25,227	5,584	1,631
Restructuring (Notes 2 and 12)	6,383	—	—
Impairment of acquired intangible assets (Note 2)	2,900	—	—
Net gain on sale of intellectual property	—	—	(5,093)
Acquired in-process research and development	565,200	—	19,900

	1,872,041	590,616	412,341

(Loss) income from operations	(197,542)	147,752	50,339

Interest income	4,528	2,815	4,082
Interest expense	(84,912)	(2,511)	(1,230)
Other (expense) income, net	(1,215)	433	32

(Loss) income before income taxes	(279,141)	148,489	53,223
Provision for income taxes	106,476	53,911	25,800

Net (loss) income	$(385,617)	$94,578	$27,423

Basic net (loss) income per common and common equivalent share	$(1.57)	$0.88	$0.29

Diluted net (loss) income per common and common equivalent share	$(1.57)	$0.86	$0.28

Weighted average number of common shares outstanding:
Basic	245,968	106,873	93,025

Diluted	245,968	109,669	97,240

(1)	Stock-based compensation included in costs and expenses during the years ended September 27, 2008, September 29, 2007 and September 30, 2006 was $2,293, $695 and $481 for cost of revenues, $2,806, $828 and $519 for research and development, $3,487, $602 and $351 for selling and marketing and $15,137, $3,979 and $2,600 for general and administrative, respectively. The restructuring line includes $1,941 of stock-based compensation in the year ended September 27, 2008.

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	$0.01 Par Value			Number of Shares	Amount
Balance at September 24, 2005	88,591	$886	$172,199	$46,452	180	$(464)	$(1,239)	$217,834
Issuance of common stock related to acquisitions	13,846	138	317,137	—	—	—	—	317,275
Exercise of stock options	2,853	29	10,533	—	—	—	—	10,562
Stock-based compensation expense	—	—	3,951	—	—	—	—	3,951
Tax benefit related to exercise of stock options	—	—	27,908	—	—	—	—	27,908
Net income	—	—	—	27,423	—	—	—	27,423	$27,423
Translation adjustments	—	—	—	—	—	—	797	797	797

Comprehensive income									$28,220

Balance at September 30, 2006	105,290	1,053	531,728	73,875	180	(464)	(442)	605,750
Issuance of common stock related to acquisitions	2,315	23	63,155	—	—	—	—	63,178
Exercise of stock options	2,695	27	10,564	—	—	—	—	10,591
Stock-based compensation expense	—	—	6,104	—	—	—	—	6,104
Purchase of treasury shares to settle minimum withholding taxes	—	—	—	—	34	(969)	—	(969)
Tax benefit related to exercise of stock options	—	—	21,926	—	—	—	—	21,926
Net income	—	—	—	94,578	—	—	—	94,578	$94,578
Translation adjustments	—	—	—	—	—	—	2,353	2,353	2,353
Reduction of minimum pension liability	—	—	—	—	—	—	2,212	2,212	2,212

Comprehensive income									$99,143

Balance at September 29, 2007	110,300	1,103	633,477	168,453	214	(1,433)	4,123	805,723
Issuance of common stock related to acquisitions	132,060	1,321	3,670,818	—	—	—	—	3,672,139
Exercise of stock options	11,398	114	170,995	—	—	—	—	171,109
Fair value of common stock issued in connection with conversion of Cytyc convertible debt	2,557	25	84,176	—	—	—	—	84,201
Fair value of vested options exchanged related to acquisitions	—	—	256,941	—	—	—	—	256,941
Issuance of common stock to employees under benefit plans, net	58	1	(1,343)	—	—	—	—	(1,342)
Stock-based compensation expense	—	—	25,664	—	—	—	—	25,664
Tax benefit related to exercise of stock options	—	—	13,109	—	—	—	—	13,109
Cumulative effect of a change in accounting principle—FIN 48	—	—	—	(480)	—	—	—	(480)
Net loss	—	—	—	(385,617)	—	—	—	(385,617)	$(385,617)
Translation adjustments	—	—	—	—	—	—	1,092	1,092	1,092
Adjustment to minimum pension liability, net	—	—	—	—	—	—	(270)	(270)	(270)

Comprehensive loss									$(384,795)

Balance at September 27, 2008	256,373	$2,564	$4,853,837	$(217,644)	214	$(1,433)	$4,945	$4,642,269

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended
	September 27, 2008	September 29, 2007	September 30, 2006
Operating activities
Net (loss) income	$(385,617)	$94,578	$27,423
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	52,413	14,291	9,492
Amortization	120,537	16,871	6,641
Impairment charge on sale of intellectual property	—	—	1,407
Increase in unrecognized income tax benefits	1,363	—	—
Fair value write-up of Cytyc and Third Wave inventory	46,258	—	—
Non-cash interest expense	20,541	181	15
Non-cash interest income	(58)	—	—
Tax benefit related to exercise of stock options	(62,740)	(21,926)	(27,908)
Acquired in-process research and development	565,200	—	19,900
Impairment charge on acquired intangibles	2,900	—	—
Stock-based compensation expense	24,333	6,104	3,951
Deferred income taxes	(10,365)	5,873	(5,797)
Loss on disposal of property and equipment and intangible assets	1,740	734	420
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(48,436)	(39,270)	(9,545)
Inventories	(29,595)	(7,997)	(23,023)
Income tax refundable	74,408	—	—
Prepaid expenses and other current assets	(9,966)	(3,981)	92
Accounts payable	(10,189)	14,265	3,940
Accrued expenses	(15,153)	59,008	6,832
Deferred revenue	27,022	14,519	2,673

Net cash provided by operating activities	364,596	153,250	16,513

Investing activities
Acquisition of businesses, net of cash acquired	(2, 584,947)	(9,793)	(171,828)
Net cash paid for acquisition of intangible assets	—	—	(27,594)
Proceeds from sale of intellectual property	3,000	—	6,500
Payment of additional acquisition consideration	(24,394)	(19,033)	—
Proceeds from sale of building	—	1,427	—
Proceeds from sale of cost method investment	936	2,150	—
Purchase of cost method investment	—	(1,000)	—
Purchases of investment securities	(263)	—	—
Proceeds from sales and maturities of investment securities	2,638	—	—
Acquisition of minority interest	—	(1,100)	—
Deferred acquisition costs	—	(6,393)	—
Increase in equipment under customer usage agreements	(24,983)	—	—
Purchase of property and equipment	(53,284)	(22,840)	(12,989)
Increase in restricted cash	(1,332)	—	—
Increase in other assets	(6,365)	(5,536)	(1,679)
Deferred gain	9,500	—	—
(Decrease) increase in other liabilities	(806)	2, 892	15,608

Net cash used in investing activities	(2,680,300)	(59,226)	(191,982)

Hologic, Inc.

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Years ended
	September 27, 2008	September 29, 2007	September 30, 2006
Financing activities
Proceeds from issuance of convertible notes, net of issuance costs	1,688,974	—	—
Payments upon conversion of Cytyc convertible notes	(40,574)	—	—
Proceeds under credit agreements, net of issuance costs	2,855,609	—	65,000
Repayments under credit agreements	(2,425,000)	(55,000)	(10,000)
Increase in note payable	2,062	6,889	—
Repayments of notes payable	(2,895)	(5,884)	(2,948)
Tax benefit related to exercise of stock options	62,740	21,926	27,908
Net proceeds from sale of common stock pursuant to stock plans	171,014	10,578	10,639
Purchase of treasury shares to settle minimum withholding taxes	—	(969)	—

Net cash provided by (used in) financing activities	2,311,930	(22,460)	90,599

Effect of exchange rate changes on cash and cash equivalents	(968)	(1,084)	799

Net (decrease) increase in cash and cash equivalents	(4,742)	70,480	(84,071)
Cash and cash equivalents, beginning of year	100,403	29,923	113,994

Cash and cash equivalents, end of year	$95,661	$100,403	$29,923

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$40,971	$8,344	$1,817

Cash paid during the period for interest	$51,786	$2,246	$1,077

Supplemental Disclosure of Non-Cash Investing Activities:
Additional business acquisition contingent consideration	$73	$—	$—
Exchange of note receivable for intangible assets	$—	$—	$5,428

Supplemental Disclosure of Non-Cash Financing Activities:
Issuance of common stock upon conversion of Cytyc convertible notes	$84,201	$—	$—

Business Acquisitions, Net of Cash Acquired:
Fair value of tangible assets acquired	$695,113	$5,148	$152,077
Liabilities assumed	(301,441)	(11,798)	(135,623)
Fair value of options exchanged	(249,460)	—	—
Fair value of stock issued	(3,671,513)	(63,178)	(317,275)
Cost in excess of fair value of assets acquired (Goodwill)	4,071,767	47,774	335,709
Acquired identifiable intangible assets	2,579,500	32,100	132,100
Deferred tax liability	(982,630)	—	—
In-process research and development	565,200	—	15,700

	2,706,536	10,046	182,688
Less acquisition costs paid prior to September 29, 2007	6,400	—	—
Less cash and cash equivalents acquired	115,189	253	10,860

Net cash paid for business acquisition	$2,584,947	$9,793	$171,828

See accompanying notes.

Hologic, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1.	Operations

Hologic, Inc. (the “Company” or “Hologic”) develops, manufactures and distributes medical imaging systems and diagnostic and surgical products focused on the healthcare needs of women.

In October 2007, the Company completed its business combination with Cytyc Corporation (“Cytyc”), a company that develops, manufactures and markets complementary products covering a range of cancer and women’s health applications, including cervical cancer screening, treatment of excessive menstrual bleeding and radiation treatment of early-stage breast cancer. As a result of the Company’s business combination with Cytyc, as more fully described in Note 3, the Company has become one of the largest companies in the world focused on women’s health.

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

Principles of Consolidation

The principles of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities and Accounting Research Bulletin No. 51, Consolidation of Financial Statements are considered when determining whether an entity is subject to consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. For such consolidated entities in which the Company owns less than 100% interest, it will record minority interest in its Consolidated Statement of Operations for the ownership interest of the minority owner. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Amortization expense for patents previously recorded within general and administrative expenses and research and development expenses totaling $238 and $227 for fiscal years 2007 and 2006, respectively, has been reclassified to cost of product sales—amortization of intangible assets. Certain customer support expenses previously recorded in general and administrative expenses totaling $675 and $329 for fiscal years 2007 and 2006, respectively, have been reclassified to selling and marketing expenses. Both of these statement of operations reclassifications have been made to conform with the current period presentation.

The Company has identified certain costs recorded within “Cost of Service and Other Revenues” in its Consolidated Statement of Operations during the first three quarters of fiscal 2008 that more appropriately should be classified as “Cost of Product Sales” totaling $34,949. The Company determined that the reclassification is not material to its consolidated financial statements and has corrected the classification in the fourth quarter of fiscal 2008 to present the appropriate classification for the year ended September 27, 2008. In future quarterly filings, the Company will reclassify these costs related to prior periods to the current presentation, which will result in an increase in “Cost of Product Sales” and a corresponding decrease in “Cost of Service and Other

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Revenues” of $9,312 in the three months ended December 29, 2007; $12,344 in the three months ended March 29, 2008; and $13,293 in the three months ended June 28, 2008. The Company has also reclassified $2,319 and $1,581 of royalty expense for fiscal 2007 and 2006, respectively, in the accompanying Consolidated Statement of Operations from “Cost of Services and Other Revenues” to “Cost of Product Sales” to conform to the current presentation. In addition, the Company has identified that the excess tax benefit related to the exercise of vested stock options exchanged in connection with the Company’s acquisition of Cytyc Corporation recognized during the second and third quarters of fiscal 2008 would be more appropriately classified as a cash flows provided by financing activities instead of a cash flows provided by operating activities. The Company has determined that the reclassification is not material to its consolidated financial statements and has corrected the classification in the fourth quarter of fiscal 2008 to present the appropriate classification in the accompanying Consolidated Statement of Cash Flows for the year ended September 27, 2008. In future quarterly filings, the Company will reclassify these cash flows related to prior periods to the current presentation, which will result in a reduction of cash flows provided by operating activities for the six-month period ended March 29, 2008 and the nine-month period ended June 28, 2008 of approximately $21,000 and $40,000, respectively, with corresponding increases in the cash flows provided by financing activities for those periods.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in September. Fiscal 2008, 2007 and 2006 ended on September 27, 2008, September 29, 2007, and September 30, 2006, respectively.

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

Management’s Estimates and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple element arrangements, estimated fair values of cost method investments, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, pension liabilities, contingent liabilities, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, dependence on third party reimbursements to support the markets of the Company’s products, early stage of development of certain products, rapid technological changes, recoverability of long-lived assets, including intangible assets and goodwill, competition, current crisis affecting world financial markets, ability to obtain regulatory approvals, limited number of suppliers, customer concentration, integration of acquisitions, substantial indebtedness, government regulations, future sales or issuances of our common stock, management of international activities, protection of proprietary rights, patent and other litigation and dependence on key individuals.

Cash Equivalents

The Company considers its highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. At September 27, 2008 and September 29, 2007 the Company’s cash equivalents consisted of certificates of deposit and money market accounts, respectively.

Restricted Cash

Restricted cash is primarily comprised of bank deposits to fund deferred compensation payments to former executives. The Company expects to make all payments within fiscal 2009.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, cost-method investments, derivative financial instrument contracts and trade accounts receivable. The Company invests its cash and cash equivalents with financial institutions with highly rated credit and monitors the amount of credit exposure to any one financial institution. The Company’s credit risk is managed by investing its cash in high-quality money market instruments. On a very limited basis, the Company has transacted derivative financial instrument contracts with major financial institutions. The impact of these derivative contracts was not material to the Company’s Consolidated Statements of Operations during any period in the three years ended September 27, 2008. There were no derivative contracts outstanding as of September 27, 2008 and September 29, 2007. The Company’s customers are principally located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry as well as global economic conditions, management does not believe significant credit risk exists as of September 27, 2008. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the health care industry. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of trade receivables have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable.

There were no customers with balances greater than 10% of accounts receivable as of September 27, 2008 and September 29, 2007, nor customers that represented greater than 10% of total revenues for fiscal 2008, 2007 and 2006.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, cost-method investments, and debt obligations. The carrying amounts of the Company’s cash equivalents and accounts receivable approximate fair value due to the short-term nature of these instruments. Amounts outstanding under the Company’s Amended Credit Agreement (See Note 6) are subject to variable rates of interest based on current market rates; as such, the Company believes the carrying amounts of this obligation approximate its fair value.

The Company’s AEG subsidiary also has several notes payable outstanding (See Note 6). These notes payable are denominated in either the Euro or US dollar and have variable rates of interest. As of September 27, 2008, amounts outstanding under these notes payable approximate their fair value based on comparable market terms and conditions.

The Company has $1,725,000 of Convertible Notes outstanding (See Note 6) as of September 27, 2008. The fair value of these Convertible Notes was approximately $1,300,000 as of September 27, 2008 based on the trading prices as of that date.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 27, 2008	September 29, 2007
Raw materials and work-in-process	$106,291	$69,400
Finished goods	68,376	35,889

	$174,667	$105,289

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Provisions for excess or obsolete inventory are primarily based on management’s estimates of forecasted net sales and service usage levels. A significant change in the timing or level of demand for the Company’s products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. The Company records provisions for excess or obsolete inventory as cost of product sales. During fiscal 2008 and fiscal 2007 the Company recorded a $1,000 and $2,000 provision to cost of product sales in the accompanying Consolidated Statements of Operations, respectively for excess inventory related to certain of its MRI finished goods on hand. Please refer to Note 13, “Commitments and Contingencies”, for additional information related to the Company’s purchase commitments for its MRI product line.

Property and Equipment

The Company provides for depreciation and amortization by charges to operations, using the straight-line method, which allocates the cost of property and equipment over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Building and improvements	35 to 40 years
Equipment and software	3–10 years
Furniture and fixtures	5–7 years
Leasehold improvements	Shorter of the Original Term of Lease or Estimated Useful Life

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Repair and maintenance costs are expensed as incurred.

The Company applies the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. The Company capitalized $3,215, $341, and $664 during fiscal 2008, 2007 and 2006, respectively, related to a company wide Enterprise Resource Planning (“ERP”) system implementation project, as well as upgrades and enhancements that added significant functionality to the system and has included these amounts in equipment and software in the accompanying consolidated balance sheets.

The Company amortizes such costs when the ERP system and new functionality become operational. The initial system costs are being amortized over an estimated useful life of ten years and new functionality is amortized over the remaining useful life of the related system.

As a result of the Cytyc merger, the Company assumed two leases under which Cytyc or the Company had disbursed cash for property and equipment to build out and equip these leased facilities and pursuant to the provisions of EITF Issue No. 97-10 (“EITF”) 97-10, The Effect of Lessee Involvement in Asset Construction, the Company was deemed to be the owner of the facility during the construction periods and upon completion of the construction periods, the Company determined that these leases did not qualify for sales-leaseback treatment under SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-. As such, these leases are not classified as operating leases and the Company recorded the fair market value of these facilities within property and equipment on its consolidated balance sheet, with an offsetting increase to accrued expenses and other non-current liabilities. Please refer to Note 13, “Commitments and Contingencies”, for further discussion regarding the Company’s obligations under these lease agreements.

Valuation of Business Combinations and Acquisition of Intangible Assets

The Company records tangible and intangible assets acquired in business combinations and acquisitions of intangible assets under the purchase method of accounting. The Company accounts for acquisitions in accordance with FASB Statement No. 141, Business Combinations. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The Company then allocates the purchase price in excess of the fair value of the net tangible assets acquired to identifiable intangible assets, including purchased research and development based on detailed valuations that use information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

The valuation of purchased research and development represents the estimated fair value at the dates of acquisition related to in-process projects. The Company’s purchased research and development represents the value of in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. The Company expenses the value attributable to these in-process projects at the time of the acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects or for the acquisitions as a whole.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The Company uses the income approach to determine the fair values of its purchased research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, the Company considers, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. The Company bases the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. Please see Note 3 for a discussion of the risk-adjusted discount rates used to discount projected cash flows for the in-process projects the Company acquired in connection with each of its 2008 and 2006 acquisitions. The Company did not acquire any such projects during fiscal 2007. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

The Company also used the income approach, as described above, to determine the estimated fair value of certain other identifiable intangible assets including developed technology, customer relationships and trade names. Developed technology represents patented and unpatented technology and know-how. Customer relationships represent established relationships with customers, which provide a ready channel for the sale of additional products and services. Tradenames represent acquired product names that the Company intends to continue to utilize.

Intangible Assets and Goodwill

Intangible Assets

The majority of the Company’s intangible assets arose in connection with its business combinations. These intangible assets were recorded at fair value and are stated net of accumulated amortization and impairments.

The Company amortizes its intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 4 to 30 years. The Company reviews its intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, the Company will write-down the carrying value of the intangible asset to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

In connection with sale of certain intellectual property, previously acquired from Fischer to Siemens AG in July 2006, the Company recorded an impairment charge of approximately $1,400 during the fourth quarter of fiscal 2006. The impairment charge was the result of a higher carrying value of such assets as compared to their fair value. The charge is a component of the net gain on sale of intellectual property in the accompanying Consolidated Statements of Operations and is classified as part of the Breast Health segment.

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

Intangible assets consist of the following:

Reporting Segment	Description	Weighted Average Remaining Estimated Amortization Period (in years)	As of September 27, 2008		As of September 29, 2007
			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Breast Health	Developed Technology	3.43	$293,689	$35,739	$132,257	$19,625
	Customer Relationship	7.14	69,319	14,603	55,692	6,303
	Trade Name	5.37	24,663	2,309	12,350	929
	Order Backlog	0.00	800	800	800	800
	Patents	10.73	4,085	668	1,273	636
Diagnostics	Developed Technology	7.70	1,074,700	55,862	—	—
	Customer Relationship	7.27	224,900	7,837	—	—
	Trade Name	13.22	71,500	5,009	—	—
	Capitalized License Fees	6.94	4,364	112	—	—
GYN Surgical	Developed Technology	5.71	767,300	20,967	—	—
	Customer Relationship	6.36	189,917	69	—	—
	Trade Name	9.55	50,800	2,632	—	—
Skeletal Health	Patents	7.98	7,098	6,877	7,066	6,784

	Totals		$2,783,135	$153,484	$209,438	$35,077

On April 4, 2008, the Company sold its CT CAD technology, acquired as part of its acquisition of R2 Technology in 2006. As a result of this sale, the Company reduced the net book value of its developed technology in the Breast Health reporting segment by $11,000 during the twelve month period ended September 27, 2008.

Amortization expense related to developed technology, capitalized license fees and patents is classified as a component of cost of product sales – amortization of intangible assets in the accompanying Consolidated Statements of Operations. Amortization expense related to customer relationship and trade name is classified as a component of amortization of other acquired intangible assets in the accompanying Consolidated Statements of Operations.

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Fiscal 2009	$201,689
Fiscal 2010	223,846
Fiscal 2011	230,227
Fiscal 2012	235,643
Fiscal 2013	228,509

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Goodwill

In accordance with FASB Statement of Financial Accounting Standard No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, the Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate and an adverse action or assessment by a regulator. Additionally, current economic and market conditions may also require an interim impairment test such as a decline in an entities market capitalization.

Consistent with prior years, the Company conducted its annual impairment test of goodwill for certain of its reporting units, (its historical reporting units prior to the Cytyc merger) as of the last day of the second quarter of fiscal 2008. In performing the test, the Company utilizes the two-step approach prescribed under SFAS 142. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. The Company considered a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales or offerings of similar companies. The Company bases the discount rate used to arrive at a present value as the date of the impairment test on the Company’s weighted average cost of capital. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. To date, the Company has not performed the second step of the impairment test as part of its review because the fair value of each reporting unit exceeded its respective carrying value.

In the fourth quarter of fiscal 2008, the Company has changed the measurement date from the last day of its second quarter to the first day of its fourth quarter, in order to provide additional time to quantify the fair value of its reporting units and to evaluate the results of the impairment testing. This change did not delay, accelerate or avoid an impairment charge. This change did not have an effect on the Company’s financial performance or results of operations, nor was there any impact on prior periods financial statements under the requirements of the Financial Accounting Standard Board Statement No. 154. The retrospective application as required under SFAS No. 154 was not necessary as no impairment charges had been recorded in any previously recorded financial statements nor did the change in measurement date cause any impairments.

As a result of the change in the measurement date for the Company’s annual goodwill impairment test for its historical reporting units from the last day of the second quarter of the fiscal year to the first day of the fourth quarter of the fiscal year, the Company has evaluated, in accordance with paragraph 27 of SFAS 142, whether the detailed determination of fair value of its historical reporting units as of March 29, 2008 can be carried forward to the first day of its fiscal fourth quarter of 2009 or if a new test of goodwill impairment is required to be performed for these historical reporting units. In its evaluation the Company noted the assets and liabilities of the reporting units had not changed significantly, there was sufficient margin between the carrying amount and fair value determination for each reporting unit and no events or circumstances related to these reporting units would suggest that a current fair value determination of reporting units would result in a valuation lower than the carrying amount of the reporting units. Based on this evaluation the Company believes it sufficiently meets the requirements of paragraph 27 of SFAS 142 to carry forward its estimate of fair value for these reporting units.

The Company conducted its annual impairment test of goodwill for its new reporting units as a result of the Company’s acquisition of Cytyc Corporation as of the first day of the fourth quarter of fiscal 2008. In performing the test, the Company utilizes the two-step approach prescribed under SFAS 142. The Company considered a

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales or offerings of similar companies. The Company bases the discount rate used to arrive at a present value as the date of the impairment test on the Company’s weighted average cost of capital. The fair value of each reporting unit was determined to be in excess of each reporting unit’s carrying value and as a result the second step of the impairment test was not required.

Subsequent to September 27, 2008, the Company has experienced a decline in the price of its publicly-traded common stock and related market capitalization such that the Company’s market capitalization has declined below the Company’s book value of its net assets. The Company evaluated this decline in its market capitalization subsequent to year-end and has concluded that it was not an indicator of an impairment that existed as of September 27, 2008. The Company will continue to monitor its market capitalization compared to its book value of net assets and may be required to perform an interim goodwill impairment test in its first quarter of fiscal 2009. An impairment analysis may also be required for the Company’s other intangible assets at that time. Should an impairment be determined, it may have a material impact on the Company’s results of operations.

The estimate of fair value requires significant judgment. Any loss resulting from an impairment test would be reflected in operating (loss) income in the Company’s Consolidated Statements of Operations. The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

A rollforward of goodwill from September 30, 2006 to September 27, 2008 is as follows:

Balance as of September 30, 2006	$341,994
Acquisition of BioLucent Inc.	47,774
Payment of contingent consideration related to Suros acquisition	19,033
Purchase price adjustments and foreign currency impact	(1,273)

Balance as of September 29, 2007	407,528
Merger with Cytyc.	3,844,100
Acquisition of Third Wave.	241,785
Accrual of contingent consideration related to Suros acquisition	24,467
Estimated tax benefit of vested converted options exercised after acquisition.	(49,630)
Cytyc purchase price adjustments	(14,227)
Other purchase price adjustments and foreign currency impact	(3,527)

Balance as of September 27, 2008	$4,450,496

The other purchase price adjustments in fiscal 2008 substantially relate to the adjustment of R2 and Suros tax liabilities. See Note 3 for further discussion of these adjustments.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Since the time of the Cytyc merger, the Company reallocated its segment allocation of goodwill to reflect expected revenue synergies in its historical reporting segments. Accordingly, the Company recorded an increase in goodwill allocated to its Breast Health and Skeletal Health segments in the amount of $502,800 and $7,600, respectively. The preliminary allocation of goodwill by reporting segment consists of the following:

Reporting Segment	Balance as of September 27, 2008	Balance as of September 29, 2007
Breast Health	$930,672	$406,949
Diagnostics	1,486,988	—
GYN Surgical	2,024,639	—
Skeletal Health	8,197	579

	$4,450,496	$407,528

Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During this review, the Company re-evaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Company would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis.

Other Assets

As of September 27, 2008, other assets was comprised primarily of the value of certain deferred financing costs, cost-method investments and Company owned life insurance contracts.

As of September 27, 2008, other assets included $31,251 and $20,804, respectively, of deferred financing costs related to the Company’s Convertible Notes and the Company’s Amended Credit Agreement (See Note 6). The Company is amortizing deferred financing costs related to the Amended Credit Agreement to interest expense over a five year period, approximating the effective interest method, resulting in interest expense of $2,718 and $814 related to deferred financing costs on its Amended Credit Agreement and revolving credit facility, respectively during the twelve months ended September 27, 2008. The Company is amortizing amounts related to the convertible notes on a straight-line basis over the period of earliest redemption, which is a six year period. As a result, the Company recorded amortization expense of $4,775 during the year ended September 27, 2008. As a result of the convertible note offering and other voluntary repayments, the Company’s term loans under the original Credit Agreement were repaid and the Company accelerated the amortization of the related deferred financing costs resulting in total amortization expense of $11,516 relating to these term loans during the twelve months ended September 27, 2008. Additionally, the Company recorded $718 of interest expense related to its unamortized deferred financing costs upon the termination of its credit facility with Bank of America during fiscal 2008.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Other assets also includes certain other minority cost-method equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in the fair value is deemed to be other-than-temporary, the Company writes down the value of the investment to its fair value. During 2008 and 2007, none of the investments held were deemed to be in an other-than-temporary loss. The carrying value of these investments was approximately $9,278 as of September 27, 2008 which includes $7,445 of investments acquired as a result of the Cytyc merger, as described below, and approximately $1,132 as of September 29, 2007. The Company made additional payments related to the investments acquired as a result of the Cytyc merger of $700 for the year ended September 27, 2008.

As a result of the merger with Cytyc, the Company acquired investments Cytyc had entered into prior to the merger with the Company. During 2005, Cytyc entered into a $5,000 private equity investment commitment with a limited liability partnership, which may be paid over the succeeding three years. As of September 27, 2008, approximately $3,126 of this investment has been paid. The Company is accounting for this investment under the cost method, since it does not have the ability to exercise significant influence and, as of September 27, 2008, holds less than three percent of the partnership’s voting stock. In March 2006, Cytyc had entered into a $1,900 private equity investment agreement with a corporation, in which Cytyc received shares of preferred stock in exchange for granting a non-exclusive license to certain of Cytyc’s patents. The Company is accounting for this investment under the cost method, since it does not have the ability to exercise significant influence and, as of September 27, 2008, holds less than 20 percent of the corporation’s voting stock. In addition, in July 2007, Cytyc entered into an agreement with an early-stage company, under which Cytyc has invested in the early stage company. Under this investment, Cytyc received 2,100 shares of the company’s Preferred Stock Series A at a fair market value of $1 per share. In exchange for the Preferred Stock Series A received by Cytyc under this investment agreement, the company received from Cytyc a fully paid, worldwide license to certain patents and patent applications in Cytyc’s portfolio that will allow access to certain of Cytyc’s intellectual property as part of its development of a surgical device. The Company is accounting for this investment under the cost method, since it does not have the ability to exercise significant influence and, as of September 27, 2008, holds less than 20 percent of the corporation’s voting stock. The Company’s determination of whether it has significant influence over an investment requires judgment.

If at any time the private equity investment in the limited liability partnership exceeds three percent of the partnership’s voting stock, the private equity investments entered into exceed 20 percent of the corporation’s voting stock, or the Company determines that it has the ability to exercise significant influence over any of these, among other factors, the Company will begin to account for the related investment under the equity method.

The Company owned life insurance contracts included in other assets primarily include contracts that were purchased in connection with the Company’s Supplemental Executive Retirement Plan (“SERP”) and were valued at $5,575 as of September 27, 2008 and $3,654 as of September 29, 2007 (See Note 11 for further discussion).

As of September 29, 2007, other assets also included $6,393 of deferred acquisition costs and $1,460 of deferred financing costs related to the Cytyc merger and related Credit Agreement, both of which closed in the first quarter of fiscal 2008.

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

The Company accounts for the development costs of software embedded in the Company’s products for which revenues are recognized in accordance with AICPA SOP 97-2, Software Revenue Recognition (“SOP 97-2”), in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Costs incurred in the research, design and development of software embedded in products to be sold to customers are charged to expense until technological feasibility of the ultimate product to be sold is established. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Software development costs eligible for capitalization have not been significant to date.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar (“dollar”). With the exception of its Costa Rica subsidiary, whose functional currency is the U.S. dollar, the functional currency of the Company’s subsidiaries is their local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date.

Revenue and expense accounts for these subsidiaries generally are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive loss as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are included in other (expense) income, net on the Consolidated Statements of Operations and to date have not been material.

Comprehensive (Loss) Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from nonowner sources. Comprehensive income is disclosed in the accompanying Consolidated Statements of Stockholders’ Equity and Comprehensive Income. Foreign currency translation adjustments was the only item of other comprehensive income prior to fiscal 2007.

Accumulated other comprehensive (loss) income, net of tax consists of the following:

	Translation Adjustments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance at September 30, 2006	$(442)	$—	$(442)
Translation adjustments	2,353	—	2,353
Record minimum pension liability (See Note 7)	—	2,212	2,212

Balance at September 29, 2007	1,911	2,212	4,123
Translation adjustments	1,092	—	1,092
Adjustment to minimum pension liability, net	—	(270)	(270)

Balance at September 27, 2008	$3,003	$1,942	$4,945

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Revenue Recognition

The Company recognizes product revenue upon shipment provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, no right of return exists and collection of the resulting receivable is probable. Generally, the Company’s product arrangements are multiple-element arrangements, including services, such as installation and training and multiple products. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, based on the terms and conditions of the product arrangements, the Company believes that these services and undelivered products can be accounted for separately from the delivered product element as the Company’s delivered product has value to its customers on a stand-alone basis and the Company has objective and reliable evidence of the fair value of such services and undelivered products. Accordingly, service revenue representing the fair value of services not yet performed at the time of product shipment is deferred and recognized as such services are performed. The fair value of the undelivered products is also deferred at the time of product shipment and recognized when these products are delivered. The residual revenue under the product arrangement is recognized as product revenue upon shipment. There is no customer right of return in the Company’s sales agreements.

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

Although certain of the Company’s products contain operating and application software, the Company has determined that except for its products obtained with the acquisition of R2 Technology, Inc. and the newly released Dimensions Tomosynthesis/3D full field digital mammography product (“Dimensions”), the software element is incidental in accordance with SOP 97-2 and EITF Issue No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-05”).

The Company has determined that the provisions of SOP 97-2 apply to revenue transactions for those products acquired from R2 Technology, Inc. and the Dimensions product (see below). SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multi-element arrangements is allocated to each element of the arrangement using the residual method based on the fair value of the undelivered elements. The Company’s determination of fair value of the undelivered elements in the multi-element arrangements is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so for an element not yet sold separately. The Company recognizes revenue on R2 and Dimensions product sales upon completion of installation at which time the only remaining undelivered element is Post Contract Support (“PCS”).

Upon its release internationally, the Company completed an evaluation of the software component of its Dimensions product in accordance with SOP 97-2 and EITF 03-05. The Company noted the following in its evaluation of the software component of its new Dimensions product:

•

Dimensions will be offered in different configurations offering different levels of functionality (2D vs. 3D). Customers who purchase the 2D configuration will be to able to upgrade the product to a 3D

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

version and such upgrade will solely represent a software upgrade that will be marketed and sold separately. This differentiation from the Company’s existing 2D digital mammography product is expected to be highlighted in the Company’s marketing literature.

•

As part of the initial warranty of the Dimensions product, customers will receive not only bug fixes related to the software but also will receive any updates and enhancements to the software that are released. Therefore, the Company concluded that this represents PCS as defined in SOP 97-2.

As a result, the Company has determined that the Dimensions product contains software that is more than incidental to the product as a whole and thus, will be accounted for under SOP 97-2. Therefore, the Company will recognize revenue upon installation and acceptance, if required, and will defer the vendor-specific objective evidence of fair value of the initial bundled PCS. The Company has determined that vendor-specific objective evidence of fair value of the initial bundled PCS exists based on the establishment of price for which this element will be sold separately by management having the relevant authority and that it is probable that this price will not change prior to when this service is sold separately. The Company has specified the renewal rates at which service can be purchased separately for upon expiration of the initial PCS period and those rates are consistent.

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

Cost of Service and Other Revenues

Cost of service and other revenues primarily represents payroll and related costs associated with the Company’s professional services’ employees, consultants, infrastructure costs and overhead allocations, including depreciation and rent and materials consumed in providing the service.

Stock-Based Compensation

At September 27, 2008 the Company has several stock-based employee compensation plans, which are more fully described in Note 9. During 2004, the FASB issued SFAS No. 123(R) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach under SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative.

The Company adopted SFAS 123(R) at the beginning of fiscal 2006 utilizing the “modified prospective” method. A “modified prospective” method is one in which compensation cost is recognized beginning with the

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As a result, the Company is recognizing compensation for the fair value of the unvested portion of option grants issued prior to the adoption of SFAS 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123. As a result the Company has applied an estimated forfeiture rate in determining the expense recorded related to employee stock options in the Company’s Consolidated Statements of Operations. Compensation expense related to stock options reduced both basic and diluted earning per share by $0.04, $0.03 and $0.02 for fiscal 2008, 2007 and 2006, respectively. These results reflect stock compensation expense related to stock options of $13,968, $4,725 and $3,560 and related tax benefit of $5,154, $1,715 and $1,727 for fiscal 2008, 2007 and 2006, respectively. No stock-based compensation expense was capitalized as part of inventory during fiscal years 2008, 2007 or 2006. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of September 27, 2008 there was approximately $30,438 of unrecognized compensation expense related to non-vested market-based stock options that is expected to be recognized over a weighted average grant period of 3.53 years.

Included in stock-based compensation expense for fiscal 2008 was $2,662 as a result of the acceleration of vesting for certain outstanding Hologic stock options upon the close of the merger with Cytyc. The original terms of these employee stock options provided for acceleration of vesting upon a change of control.

Stock-based compensation expense includes a total of $3,512 related to option modifications during fiscal 2008. During this period, the Company recorded $768 related to a modification of certain options to extend the period of time to exercise upon termination from 90 days to August 31, 2009 upon termination of the Company’s Chairman of the Board of Directors (See Note 12). The Company also recorded $2,264 of stock-based compensation as a result of a modification of certain stock options in connection with the Cytyc Merger Agreement in May 2007. The modification provided for acceleration of vesting of the unvested options upon a termination as a result of a change of control, as well as an extension of the period to exercise vested options from 90 days to December 31, 2009, which occurred upon the close of the merger with Cytyc. Additionally, stock-based compensation expense included $480 related to certain former Third Wave executives who were terminated.

Effective with the adoption of SFAS 123(R), the Company elected to use a binomial lattice model to determine the weighted average fair value of options. The Company considers a number of factors to determine the fair value of options including the advice of an outside valuation advisor and the advisor’s model.

The weighted average fair value of options granted during the fiscal year ended 2008, 2007 and 2006, under the binomial valuation method, was $10.61 per share, $13.19 per share and $9.77 per share, respectively. The weighted-average assumptions utilized to determine such values are indicated in the following table:

	Years ended
	September 27, 2008	September 29, 2007	September 30, 2006
Risk-free interest rates	2.7% to 4.0%	5.0%	4.6%
Dividend yield	—	—	—
Expected life (in years)	3.8 to 4.6	5.0	4.7
Expected volatility	36% to 38%	55.0%	55.0%
Forfeiture rate	6.8% to 9.0%	9.4%	9.4% to 10.6%

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

The reduction in the assumption used for the expected life of the options from 5 years to 3.8 years beginning in the third quarter of fiscal 2008 is due to a change in the contractual life of the options granted beginning in the second quarter of 2008 from 10 years to 7 years.

The lower forfeiture rate beginning in the second quarter of 2008 is due to a change in the methodology the Company is using to calculate this rate as a result of the transformational merger with Cytyc.

The Company has also recorded $11,696, $937 and $391 of stock-based compensation expense during fiscal 2008, 2007 and 2006, respectively, for the fair value of restricted stock units. In fiscal 2008 this amount included $570 as a result of the acceleration of vesting for certain outstanding restricted stock units upon the close of the merger with Cytyc. The original terms of these restricted stock units provided for acceleration of vesting upon a change of control. The fiscal 2008 amount also included $1,174 related to the acceleration of certain restricted stock units related to a separation agreement with the Company’s Chairman of the Board of Directors (See Note 12).

As of September 27, 2008 there was approximately $29,145 of unrecognized compensation expense related to non-vested restricted stock units that is expected to be recognized over a weighted average grant period of 2.11 years.

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

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares and potential common shares from outstanding stock options, restricted stock units and convertible debt.

The Company applies the provisions of EITF No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share to determine diluted weighted average shares outstanding as it relates to its outstanding convertible notes and the remaining Cytyc Notes. Accordingly, the Company uses the treasury stock method to determine dilutive weighted average shares related to its convertible notes and the if-converted method as it relates to the remaining Cytyc Notes. The potential common-equivalent shares as calculated for both convertible notes were excluded from the Company’s dilutive weighted average shares as a result of the Company’s net loss position for the twelve months ended September 27, 2008.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

A reconciliation of basic and diluted share amounts for fiscal years 2008, 2007, and 2006 are as follows:

	September 27, 2008	September 29, 2007	September 30, 2006
Numerator:
Net (loss) income, as reported, for basic earnings per share	$(385,617)	$94,578	$27,423

Net (loss) income, as adjusted, for diluted earnings per share	$(385,617)	$94,578	$27,423

Denominator:
Basic weighted average common shares outstanding	245,968	106,873	93,025
Weighted average common equivalent shares from assumed exercise of stock options and restricted stock units	—	2,796	4,215

Diluted weighted average common shares outstanding	245,968	109,669	97,240

Basic net (loss) income per common share	$(1.57)	$0.88	$0.29

Diluted net (loss) income per common share	$(1.57)	$0.86	$0.28

Diluted weighted average shares outstanding do not include options outstanding to purchase 7,303 common shares and 132 outstanding restricted stock units for fiscal year 2008, as their effect would have been anti-dilutive. Diluted weighted average shares outstanding do not include 10 common shares that would be issued upon conversion of the Cytyc notes. Diluted weighted average shares outstanding do not include options outstanding to purchase 1,316 common shares and 168 outstanding restricted stock units for fiscal year 2007, as their effect would have been anti-dilutive. Diluted weighted average shares outstanding do not include options outstanding to purchase 570 common shares and 102 outstanding restricted stock units for fiscal year 2006, as their effect would have been anti-dilutive. There were no convertible debt amounts outstanding during fiscal years 2007 or 2006.

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

Product warranty activity for the years ended September 27, 2008 and September 29, 2007 is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired Reserves	Write- Offs/ Payments	Balance at End of Period
Period end:
September 27, 2008	$12,087	$5,223	$591	$(8,792)	$9,109
September 29, 2007	$8,987	$10,947	$—	$(7,847)	$12,087

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Restructuring Accrual

As a result of the Cytyc merger, the Company assumed previous Cytyc management approved restructuring plans designed to reduce future operating expenses by consolidating its Mountain View, California operations into its existing operations in Costa Rica and Massachusetts as well as restructuring plans relating to Cytyc’s historical acquisitions completed in March 2007. In connection with these plans, the Company assumed a total liability of approximately $4,658. During the twelve months ended September 27, 2008, the Company did not incur any additional restructuring costs related to retention costs for these employees.

As a result of the Third Wave acquisition, the Company assumed previous Third Wave management approved restructuring plans designed to reduce future operating expenses. In connection with these plans, the Company assumed a total liability related to termination benefits of approximately $7,509. The Company did not incur any additional restructuring costs related to retention costs for these employees from the date of acquisition through September 27, 2008. We anticipate that these costs will be paid in full during fiscal 2009.

Additionally, the Company recorded a liability related to the Cytyc merger in accordance with EITF 95-3 as detailed below, primarily related to the termination of certain employees as well as minimum inventory purchase commitments and other contractual obligations for which business activities have been discontinued.

During the twelve months ended September 27, 2008 the Company incurred approximately $6.4 million of expense related to the resignation of the Chairman of the Board of Directors, which is not included in the table below (See Note 12).

Changes in the restructuring accrual for the twelve months ended September 27, 2008 were as follows:

	Twelve Months Ended September 27, 2008
	Other	Termination Benefits
Beginning balance	$—	$105
Cytyc balance acquired, October 22, 2007	—	4,658
Third Wave balance acquired, July 24, 2008	261	7,029
Provided for under EITF No. 95-3	1,820	1,020
Adjustments	(382)	(270)
Payments	(817)	(11,233)

Ending balance	$882	$1,309

As of the dates of acquisition of AEG Elektrofotografie GmbH (“AEG”), R2 Technology, Inc. (“R2”) and Suros Surgical, Inc. (“Suros”) (See Note 3), management of the Company implemented and finalized plans to involuntarily terminate certain employees of the acquired companies. These plans resulted in a liability for costs associated with an employee severance arrangement of approximately $3,135 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. As of September 29, 2007, all amounts other than $105 had been paid. The Company had made full payment on this remaining liability as of September 27, 2008.

Advertising Costs

Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $15,281, $6,683 and $5,003 for fiscal 2008, 2007 and 2006, respectively, and were included in selling and marketing expense in the Consolidated Statements of Operations.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Recently Issued Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is not permitted. FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, defers the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, the Company is required to adopt SFAS 157 on the first day of fiscal 2009 for financial assets and liabilities and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is required to adopt SFAS 157 on the first day of fiscal 2010 for all other nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 for the Company’s financial assets and liabilities will not have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur. SFAS 159 also establishes additional disclosure requirements for these items stated at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is the Company’s 2009 fiscal year, with early adoption permitted, provided that the Company also adopts SFAS 157. The adoption of SFAS 159 will not have a material impact on the Company’s financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS 141(R)”), Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS 141 for

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination to be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally to affect income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Early adoption is prohibited. The Company is currently evaluating the impact that the adoption of SFAS 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51. SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Early adoption is prohibited.

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

The FSP also requires the following incremental disclosures for renewable intangible assets:

•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class

•	The entity’s accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible asset

•	For intangible assets renewed or extended during the period:

•	For entities that capitalize renewal or extension costs, the costs incurred to review or extend the asset, for each major intangible asset class

•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The FSP is effective for financial statements for fiscal years beginning after December 15, 2008, which will be the beginning of fiscal 2010 for the Company. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, the FSP would not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date. However, the incremental disclosure requirements described above would apply to all intangible assets, including those recognized in periods prior to the effective date of the FSP. The Company is currently evaluating the impact that the adoption of this FSP will have on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. The liability and equity components of convertible debt instruments within the scope of this FSP must be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the debt over the amount ultimately allocated to the liability component is required to be amortized to interest expense using the interest method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As a result, the Company will adopt this standard at the beginning of fiscal 2010. This FSP must be applied retrospectively to all periods presented. The retrospective adoption of this FSP will increase the Company’s historical reported interest expense from December 10, 2007 (issuance date of the Convertible Notes—See Note 6) forward.

The adoption of FSP APB 14-1 will have no impact on the Company’s actual past or future cash flows. However, upon adoption in fiscal 2010 the Company will restate prior periods by reclassifying approximately $470,000 of its Convertible Notes to additional paid-in capital, resulting in a debt discount. The Company’s fiscal 2008 non-cash interest expense will increase by approximately $48,200, resulting in a restated diluted net loss per share of approximately $1.69 per share, net of tax.

On May 5, 2008, Statement of Financial Accounting Standard No. 162, the Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”) was issued. This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statement issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company has concluded that upon the adoption of this standard, the embedded derivative option in the Company’s Convertible Notes (See Note 6) will continue to be considered indexed to the Company’s own stock. As a result, the adoption of EITF Issue No. 07-05 is not expected to have a material impact on the Company’s financial condition or results of operations.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

3.	Business Combinations

Fiscal 2008 Acquisitions:

Acquisition of Third Wave Technologies, Inc.

On July 24, 2008 the Company completed its acquisition of Third Wave Technologies, Inc. (“Third Wave”) pursuant to a definitive agreement dated June 8, 2008. The Company has concluded that the acquisition of Third Wave does not represent a material business combination and therefore no pro forma financial information has been provided herein. Subsequent to the acquisition date, the Company’s results of operations include the results of Third Wave, which has been reported as a component of the Company’s Diagnostics reporting segment.

Third Wave, located in Madison, Wisconsin, develops and markets molecular diagnostic reagents for a wide variety of DNA and RNA analysis applications based on its proprietary Invader chemistry. Third Wave’s current clinical diagnostic offerings consist of products for conditions such as Cystic Fibrosis, Hepatitis C, cardiovascular risk and other diseases. Third Wave recently submitted to the U.S. Food and Drug Administration (“FDA”) pre-market approval (“PMA”) applications for two human papillomavirus (“HPV”) tests.

The Company paid $11.25 per share of Third Wave, for an aggregate purchase price of approximately $591,200 (subject to adjustment) consisting of approximately $575,400 in cash in exchange for stock and warrants; approximately 668 of fully vested stock options granted to Third Wave employees in exchange for their vested Third Wave stock options, with an estimated fair value of approximately $8,100; and approximately $7,700 for acquisition related fees and expenses. There are no potential contingent consideration arrangements payable to the former shareholders in connection with this transaction. Additionally, the Company granted approximately 315 unvested stock options in exchange for unvested Third Wave stock options, with an estimated fair value of approximately $5,100, which will be recognized as compensation expense over the vesting period.

The Company determined the fair value of the options issued in connection with the acquisition in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”). The Company determined the measurement date to be July 24, 2008, the date the transaction was completed, as the number of shares to be issued according to the exchange ratio was not fixed until this date. The Company valued the securities based on the average market price for two days before the measurement date and the measurement date itself. The weighted average stock price was determined to be approximately $23.54.

The preliminary purchase price is as follows:

Cash portion of consideration	$575,400
Fair value of vested options exchanged	8,100
Direct acquisition costs	7,700

Total estimated purchase price	$591,200

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The fair value of vested Hologic common stock options exchanged for vested Third Wave options was included in the purchase price as such options were fully vested. The Company estimated the fair value of these stock options using the Binomial Option Pricing Model. The Company estimated the fair value of the stock options assuming no expected dividends and the following weighted-average assumptions:

Expected life	1.48 years
Expected volatility	42.16%
Risk free interest rate	2.33%
Fair value per share determined in accordance with EITF 99-12	$23.54

The allocation of the purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed as of July 24, 2008. The Company is in the process of gathering information to finalize its valuation of certain assets and liabilities. The purchase price allocation is preliminary and will be finalized once the Company has all necessary information to complete its estimate, but generally no later than one year from the date of acquisition. The components and initial allocation of the purchase price consists of the following approximate amounts:

Net tangible assets acquired as of July 24, 2008	$95,300
Increase in inventory to fair value	5,000
Increase in property and equipment to fair value	300
In-process research and development	195,200
Developed technology and know-how	92,900
Deferred income tax liability	(39,300)
Goodwill	241,800

Estimated Purchase Price	$591,200

Subsequent to the close of the Third Wave acquisition through September 27, 2008, stock options, originally issued by Third Wave and converted into options to purchase Hologic common stock, were exercised. The Company recorded the estimated tax benefit of approximately $368 related to the exercise of these options as a reduction to goodwill as of September 27, 2008.

Identifiable Intangible Assets

As part of the preliminary purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only developed technology had separately identifiable values. The fair value of the developed technology intangible assets was determined through the application of the income approach. Developed technology represents currently marketable purchased products that the Company continues to sell as well as utilize to enhance and incorporate into the Company’s existing products.

Acquired In-Process Research and Development

As part of the preliminary purchase price allocation for Third Wave, approximately $195,200 of the purchase price has been allocated to acquired in-process research and development projects. The amount allocated to acquired in-process research and development represents the estimated fair value based on risk-adjusted cash flows related to in-process projects utilizing a discount rate of 20% that have not yet reached technological feasibility and have no alternative future uses as of the date of the merger. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

underlying products. The fair value attributable to these in-process projects was expensed at the time of the acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects or for the transaction as a whole.

The most significant acquired in-process technology related to the HPV Cervista HR, for which the Company has estimated a value of approximately $151,200. The Company currently sells HPV reagents that detect certain high risk HPV types as Analyte Specific Reagents (“ASRs”). In 2006, Third Wave began clinical trials for PMA submissions to the FDA for Cervista HR. The Company submitted the PMA in April 2008. Subsequent to receiving FDA approval, management expects to discontinue selling the HPV ASRs and only sell HPV In Vitro Diagnostics (“IVDs”). As such, the HPV IPR&D relates only to the HPV IVDs and the HPV ASR’s were valued as developed technology. The estimated cost to complete this technology is approximately $19,300.

The estimated cost to complete Third Wave’s remaining in-process research and development projects in the aggregate is $9,800.

The net deferred income tax liability relates to the tax effect of acquired identifiable intangible assets and fair value adjustments to acquired inventory and property and equipment, as such amounts are not deductible for tax purposes.

Cytyc Corporation Business Combination.

On October 22, 2007 the Company completed its merger with Cytyc Corporation (“Cytyc”) pursuant to the Agreement and Plan of Merger (“Merger Agreement”) entered into on May 20, 2007. Under the terms and conditions of the Merger Agreement, at the effective time of the merger, Cytyc became a wholly-owned subsidiary of the Company and each share of common stock of Cytyc, issued and outstanding immediately prior to the closing, was cancelled and converted into the right to receive (i)1.04 shares of common stock of the Company (as adjusted for the stock split effected on April 2, 2008) and (ii)$16.50 in cash. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and based on the terms of the merger, the Company is the accounting acquirer. This conclusion was based on the facts that Hologic board members and senior management control and represent a majority of the board of directors and senior management of the combined company, as well as the terms of the merger consideration, pursuant to which the Cytyc stockholders received a premium over the fair market value of their shares on such date and cash of $16.50 per share (or approximately 35% of the merger consideration). There were no preexisting relationships between the two companies.

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The estimated aggregate purchase price of approximately $6,156,900 includes $2,094,800 in cash; 132,038 shares of Hologic common stock at an estimated fair value of $3,671,500; approximately 16,465 of fully vested stock options granted to Cytyc employees in exchange for their vested Cytyc stock options, with an estimated fair value of approximately $241,400; the fair value of Cytyc’s outstanding convertible notes assumed in the merger of approximately $125,000; and approximately $24,200 of direct acquisition costs. There are no potential contingent consideration arrangements payable to the former Cytyc shareholders in connection with this transaction.

The Company has measured the fair value of the 132,038 shares of the Company common stock issued as consideration in connection with the merger under EITF 99-12. The Company determined the measurement date to be May 20, 2007, the date the transaction was announced, as the number of shares to be issued according to the exchange ratio was fixed without subsequent revision. The Company valued the securities based on the average market price a few days before and after the measurement date. The weighted average stock price was determined to be approximately $27.81.

(i) Purchase price

The purchase price is as follows:

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

(ii) Purchase Price Allocation

The allocation of the purchase price is based upon estimates of the fair value of assets acquired and liabilities assumed as of October 22, 2007. As a result of the merger, the Company has assumed Cytyc’s obligation to Adiana’s former stockholders to make contingent earn-out payments based on the achievement of milestones. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of September 27, 2008, the Company has not recorded any amounts for the potential earn-outs. The Company has formulated and undertaken a plan to restructure certain of Cytyc’s activities. The Company has recorded a

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

liability of approximately $2,800 in accordance with EITF Issue No. 95-3 (“EITF 95-3”), Recognition of Liabilities in Connection with a Purchase Business Combination, primarily related to the termination of certain employees, minimum inventory purchase commitments and other contractual obligations for which the related business activities have been discontinued.

Book value of net assets acquired as of October 22, 2007	$1,156,600
Less: write-off of existing deferred financing costs, goodwill and intangible assets, including related deferred taxes	(787,900)

Adjusted book value of assets acquired	368,700
Remaining allocation:
Increase inventory to fair value	42,300
Increase property and equipment to fair value	5,100
Increase in liabilities recorded in accordance with EITF 95-3	(2,800)
Decrease deferred revenue to fair value	400
Identifiable intangible assets at fair value	2,486,600
Acquired in-process research and development	370,000
Deferred taxes	(943,400)
Goodwill	3,830,000

Total purchase price	$6,156,900

(iii) Valuation of Intangible Assets and Goodwill

The purchase price for the merger with Cytyc has been allocated to assets acquired and liabilities assumed based on management’s estimate of their estimated fair values. Management has allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets and in-process research and development, based upon a detailed valuation that relies on information and assumptions further described below. Any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed is allocated to goodwill. The Company reduced goodwill related to the Cytyc merger in the amount of approximately $14,200 during the year ended September 27, 2008. The reduction was primarily related to a $16,800 increase in the preliminary valuation of net assets acquired (primarily related to deferred tax assets acquired), a $1,845 increase in the preliminary valuation of certain tangible assets and a $1,700 increase in the preliminary valuation of certain intangible assets which were partially offset by a $5,900 increase in the preliminary estimate of deferred tax liabilities assumed (primarily related to current tax liabilities) and $200 increase in the preliminary estimate of acquisition costs and expenses.

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

Acquired In-Process Research and Development

As part of the preliminary purchase price allocation for Cytyc, approximately $370,000 of the purchase price has been allocated to acquired in-process research and development projects. The amount allocated to acquired in-process research and development represents the estimated fair value based on risk-adjusted cash flows related to in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the merger. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products. The fair value attributable to these in-process projects was expensed at the time of the merger. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects or for the transaction as a whole.

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

The rates utilized to discount the net cash flows to their present value of 12.5% to 13.5% were based on estimated cost of capital calculations and the implied rate of return from the transaction model plus a risk premium. Due to the nature of the forecasts and the risks associated with the developmental projects, appropriate risk-adjusted discount rates were used for the in-process research and development projects. The discount rates are based on the stage of completion and uncertainties surrounding the successful development of the purchased in-process technology projects.

The acquired in-process research and development of Cytyc related to the following research and development projects: Adiana Complete TransCervical Sterilization (“TCS”) System and expanded labeling of the NovaSure System, Gestiva, the ThinPrep Imaging System, the ThinPrep Processor and the Helica Thermal Coagulator System (“Helica”).

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The most significant acquired in-process technology related to the Adiana Complete TCS System for which the Company has estimated a value of approximately $220,000. The TCS product is an incisionless trans-cervical permanent sterilization device intended to be used during an office or hospital based procedure. The system consists of three different parts: a disposable applicator, an implantable polymer matrix and a radio frequency controller. The procedure can be performed in a hospital or physician’s office, and should generally take twelve minutes, with a thirty to forty minute recovery time. As of September 27, 2008 the estimated remaining costs to complete the clinical trials were expected to be approximately $600.

Cytyc’s other in-process research and development projects were at different stages of development, ranging from the early stages of development to Phase IIb prototype building, ongoing clinical trials and submission to the FDA of Pre-Market Approval (“PMA”) and drug applications. FDA approval or clearance had not been granted for any of the products classified as in-process research and development, nor had Cytyc received any foreign approvals or clearances for any of these products. All products classified as in-process research and development require various levels of in-house and external testing, clinical trials and approvals from the FDA before these future products could be marketed. As of September 27, 2008, the estimated cash requirements in the aggregate to complete these remaining products were expected to be approximately $5,700. Certain of these projects that have been discontinued or delayed are not included in this estimate as their cost to complete and timing of completion are unknown at this time. Certain of the projects included in this estimated cash requirement have been delayed to fiscal 2010 and the estimated costs for these projects have been increased accordingly.

The successful development of new products and product enhancements is subject to numerous risks and uncertainties, both known and unknown, including, unanticipated delays, access to capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products and enhancements, including, for example changes requested by the FDA in connection with PMA applications for products or 510(k) notification. Given the uncertainties inherent with product development and introduction, there can be no assurance that any of the Company’s product development efforts will be successful on a timely basis or within budget, if at all. The failure of the Company to develop new products and product enhancements on a timely basis or within budget could harm the Company’s results of operations and financial condition. For additional risks that may affect the Company’s business and prospects following completion of the merger, see “Risk Factors” in Part I, Item 1A of this report.

Goodwill

The preliminary purchase price allocation resulted in goodwill of approximately $3,844,100 as of October 22, 2007, the date of the merger. The Company reduced this allocation in the amount of approximately $14,200 during fiscal 2008. The reduction was primarily related to a $16,800 increase in the preliminary valuation of assets acquired (primarily related to deferred tax assets acquired), a $1,845 increase in the preliminary valuation of certain tangible assets and a $1,700 increase in the preliminary valuation of certain intangible assets which were partially offset by a $5,900 increase in the preliminary estimate of liabilities assumed (primarily related to current tax liabilities) and a $200 increase in the preliminary estimate of acquisition costs and expenses.

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

Subsequent to the close of the Cytyc merger through September 27, 2008, vested stock options, originally issued by Cytyc and converted into options to purchase Hologic common stock, were exercised. The Company recorded the estimated tax benefit of approximately $49,300 related to the exercise of these options as a reduction to goodwill as of September 27, 2008.

Goodwill as of September 27, 2008 related to the Cytyc merger was approximately $3,780,600.

Supplemental Pro-forma Information

The following unaudited pro-forma information presents the consolidated results of operations of the Company and Cytyc as if the transaction had occurred at the beginning of each period presented, with pro-forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, subsequent refinancing and certain other adjustments together with related tax effects:

(approximate amounts in thousands except per share data)	Twelve months ended
	September 27, 2008	September 29, 2007
Net revenue	$1,711,405	$1,472,400
Net income	$658,678	$62,600
Net income per common share:
Basic	$0.85	$0.26

Diluted	$0.83	$0.25

The $370,000 charge for acquired in-process research and development, the fair value of the inventory step-up of $42,300, stock-based compensation of approximately $60,000, direct acquisition fees and expenses of approximately $28,000 and change of control payments of approximately $18,600 that were a direct result of the transaction are excluded from the unaudited pro forma information above. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the merger with Cytyc occurred at the beginning of the periods presented. The $195,200 charge for acquired in-process research and development and the fair value of the inventory step-up of $3,933 that were a direct result of the acquisition of Third Wave have been excluded from the unaudited pro forma information above. The Company has not reflected any other pro forma adjustments related to Third Wave as it was not considered a material acquisition.

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

Fiscal 2007 Acquisition:

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

The aggregate purchase price for BioLucent was approximately $73,200, consisting of approximately $6,800 in cash and 2,314 shares of Hologic Common Stock valued at approximately $63,200, debt assumed and paid off of approximately $1,600 and approximately $1,600 for acquisition related fees and expenses. The Company determined the fair value of the shares issued in connection with the acquisition in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.

The acquisition also provides for up to two annual earn-out payments not to exceed $15,000 in the aggregate based on BioLucent’s achievement of certain revenue targets. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of September 27, 2008, the Company has not recorded any amounts for these potential earn-outs. The allocation of the purchase price is based upon estimates of the fair value of assets acquired and liabilities assumed as of September 18, 2007. The components and allocation of the purchase price consists of the following approximate amounts:

Net tangible assets acquired as of September 18, 2007	$2,800
Developed technology and know how	12,300
Customer relationship	17,000
Trade name	2,800
Deferred income tax liabilities, net	(9,500)
Goodwill	47,800

Final purchase price	$73,200

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer relationship, trade name and developed technology and know-how had separately identifiable values. The fair value of these intangible assets was determined through the application of the income approach. Customer relationship represents a large customer base that is expected to purchase the disposable MammoPad product on a regular basis. Trade name represents the

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

BioLucent product name that the Company intends to continue to use. Developed technology and know-how represents currently marketable purchased products that the Company continues to sell as well as utilize to enhance and incorporate into the Company’s existing products. The reduction was primarily related to a change in the preliminary valuation of certain liabilities acquired based on information received during the period. The final purchase price allocations were completed within one year of the acquisition and the adjustments did not have a material impact on the Company’s financial position or results of operations. There have been no other material changes to the purchase price allocation.

The deferred income tax liability relates to the tax effect of acquired identifiable intangible assets and fair value adjustments to acquired inventory, as such amounts are not deductible for tax purposes, partially offset by acquired net operating loss carryforwards of approximately $2,400.

Fiscal 2006 Acquisitions:

Acquisition of AEG Elektrofotografie GmbH

On May 2, 2006, the Company acquired 100% of the outstanding voting stock of AEG Elektrofotografie GmbH and its group of related companies (“AEG”). The results of operations for AEG have been included in the Company’s consolidated financial statements from the date of acquisition as part of its other business segment. The Company has concluded that the acquisition of AEG does not represent a material business combination and therefore no pro forma financial information has been provided herein.

AEG specializes in the manufacture of photoconductor materials for use in a variety of electro photographic applications including for the coating of the Company’s digital detectors. The acquisition of AEG allows the Company to have control over a critical step in its detector manufacturing process—to more efficiently manage its supply chain and improve manufacturing margins. The combination of the companies should also facilitate further manufacturing efficiencies and accelerate research and development of new detector products. AEG was a privately held group of companies headquartered in Warstein, Germany, with manufacturing operations in Germany, China and the United States.

The aggregate purchase price for AEG was approximately $31,300 consisting of $24,100 in cash and 220 shares of Hologic Common Stock valued at $5,300, and approximately $1,900 for acquisition related fees and expenses. The Company determined the fair value of the shares issued in connection with the acquisition in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. These 220 shares were subject to contingent put options pursuant to which the holders had the option to resell the shares to the Company during a period of one year following the completion of the acquisition if the closing price of the Company’s stock falls and remains below a threshold price. The put options were never exercised and expired on May 2, 2007.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The acquisition also provided for a one-year earn out of EUR 1,700 (approximately $2,000 USD) which was payable in cash if AEG calendar year 2006 earnings, as defined, exceeded a pre-determined amount. AEG’s 2006 earnings did not exceed such pre-determined amounts and no payment was made. The components and allocation of the purchase price, consists of the following approximate amounts:

Net tangible assets acquired as of May 2, 2006	$24,800
In-process research and development	600
Developed technology and know-how	1,900
Customer relationship	800
Trade name	400
Deferred income taxes	(3,000)
Goodwill	5,800

Final purchase price	$31,300

The Company implemented a plan to restructure certain of AEG’s historical activities. The Company originally recorded a liability of approximately $2,100 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees under this plan. Upon completion of the plan in fiscal 2007 the Company reduced this liability by approximately $241 with a corresponding reduction in goodwill. All amounts have been paid as of September 29, 2007. As part of the AEG acquisition the Company acquired a minority interest in the equity securities of a private German company. The Company estimated the fair value of these securities to be approximately $1,400 in its original purchase price allocation. During the year ended September 29, 2007, the Company sold these securities for proceeds of approximately $2,150. The difference of approximately $750 between the preliminary fair value estimate and proceeds upon sale was recorded as a reduction of goodwill. The final purchase price allocations were completed within one year of the acquisition and the adjustments did not have a material impact on the Company’s financial position or results of operations. There have been no other material changes to the purchase price allocation.

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Acquisition of R2 Technology, Inc.

On July 13, 2006, the Company completed the acquisition of R2 Technology, Inc. (“R2”) pursuant to an Agreement and Plan of Merger dated April 24, 2006. The results of operations for R2 have been included in the Company’s consolidated financial statements from the date of acquisition as part of its Mammography/Breast Care business segment. R2, previously located in Santa Clara, California, develops and sells computer-aided detection technology and products (“CAD”), an innovative technology that assists radiologists in the early detection of breast cancer.

The aggregate purchase price for R2 of approximately $220,600 consisted of approximately 8,800 shares of Hologic Common Stock valued at $205,500, cash paid of $6,900, debt assumed of $5,700 and approximately $2,500 for acquisition related fees and expenses. The Company determined the fair value of the shares issued in connection with the acquisition in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The components and allocation of the purchase price, consists of the following approximate amounts:

Net tangible assets acquired as of July 13, 2006	$1,200
In-process research and development	10,200
Developed technology and know-how	39,500
Customer relationship	15,700
Trade name	3,300
Order backlog	800
Deferred income taxes	6,700
Goodwill	143,200

Final purchase price	$220,600

The Company finalized and completed a plan to restructure certain of R2’s historical activities. As of the acquisition date the Company recorded a liability of approximately $798 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the termination of certain employees and loss related to the abandonment of certain lease space under this plan. All amounts under this plan have been paid as of September 29, 2007. The Company reduced goodwill related to the R2 acquisition in the amount of approximately $2,300 and $400 during the years ended September 27, 2008 and September 29, 2007, respectively. The reduction in 2007 was primarily related to a change in the preliminary valuation of certain assets and liabilities acquired based on information received during the year. The decrease in goodwill in 2008 was related to the reduction of an income tax liability. The final purchase price allocations were completed and the adjustments did not have a material impact on the Company’s financial position or results of operation.

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

Acquisition of Suros Surgical Systems, Inc.

On July 27, 2006, the Company completed the acquisition of Suros Surgical Systems, Inc. (“Suros”), pursuant to an Agreement and Plan of Merger dated April 17, 2006. The results of operations for Suros have been included in the Company’s consolidated financial statements from the date of acquisition as part of its Mammography/Breast Care business segment. Suros, located in Indianapolis, Indiana, develops, manufactures and sells minimally invasive interventional breast biopsy technology and products for biopsy, tissue removal and biopsy site marking.

The initial aggregate purchase price for Suros of approximately $248,100 (subject to adjustment) consisted of 4,600 shares of Hologic Common Stock valued at $106,500, cash paid of $139,000, and approximately $2,600 for acquisition related fees and expenses. The Company determined the fair value of the shares issued in connection with the acquisition in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The components and allocation of the final purchase price, consists of the following approximate amounts:

Net tangible assets acquired as of July 27, 2006	$13,100
In-process research and development	4,900
Developed technology and know-how	46,000
Customer relationship	17,900
Trade name	5,800
Deferred income taxes	(21,300)
Goodwill	181,700

Final purchase price	$248,100

The acquisition also provides for a two-year earn out. The earn-out is payable in two annual cash installments equal to the incremental revenue growth in Suros’ business in the two years following the closing. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration represents additional purchase price. During the fourth quarter of fiscal 2007 the Company paid approximately $19,000 to former Suros shareholders for the first annual earn-out period resulting in an increase to goodwill for the same amount. The Company also accrued $24,500 for the second and final earn-out related to Suros’ incremental revenue growth during the fourth quarter of fiscal 2008, with an increase to goodwill, of which $24,400 had been paid as of September 27, 2008. In addition to the earn-out discussed above, the Company decreased goodwill in the amount of $1,300 during the year ended September 27, 2008 and increased goodwill in the amount of $210 during the year ended September 29, 2007. The increase in 2007 was primarily related to recording a liability of approximately $550 in accordance with EITF 95-3 related to the termination of certain employees who have ceased all services for the Company. Approximately $400 of this liability was paid during the year ended September 29, 2007 and the balance was paid during fiscal 2008. This increase was partially offset by a decrease to goodwill as a result of a change in the valuation of certain assets and liabilities acquired based on information received during the year ended September 29, 2007. The decrease in goodwill during 2008 was related to the reduction of an income tax liability. There have been no other material changes to purchase price allocations.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only customer relationship, trade name, developed technology and know how and in-process research and development had separately identifiable values. Customer relationship represents Suros large installed base that are expected to purchase disposable products on a regular basis. Trade name represents the Suros product names that the Company intends to continue to use. Developed technology and know how represents currently marketable purchased products that the Company continues to resell as well as utilize to enhance and incorporate into the Company’s existing products.

The estimated $4,900 of purchase price allocated to in-process research and development projects primarily related to Suros’ disposable products. The projects were at various stages of completion and include next generation handpiece and site marker technologies. The Company has continued to work on these projects and they are substantially complete as of September 27, 2008.

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

Supplemental Unaudited Pro-forma Information

The following unaudited pro forma information presents the consolidated results of operations of the Company, R2 and Suros as if the acquisitions had occurred at the beginning of fiscal 2006, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing and certain other adjustments together with related tax effects:

2006
Net revenue	$524,340
Net income	$28,649
Net income per share—basic	$0.28
Net income per share—assuming dilution	$0.17

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

On September 29, 2005, pursuant to an Asset Purchase Agreement between the Company and Fischer Imaging Corporation (“Fischer”), dated June 22, 2005, the Company acquired the intellectual property and customer lists relating to Fischer’s mammography business and products for $26,900 in cash and cancellation of the principal and interest outstanding under a $5,000 secured loan previously provided by the Company to Fischer.

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

On January 16, 2008, the Company entered into a definitive agreement pursuant to which it has agreed to sell full U.S. and world-wide rights to Gestiva to K-V Pharmaceutical Company upon approval of the pending Gestiva new drug application (the “Gestiva NDA”) by the FDA.

The purchase price to be paid to the Company as a result of the transaction is $82,000 in cash, $7,500 of which was paid on February 21, 2008, $2,000 of which was paid on May 22, 2008 and the balance of which is payable upon final approval by the FDA of the Gestiva NDA and the production of a quantity of Gestiva suitable

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

to enable the commercial launch of the product. The Company has agreed to continue its efforts to obtain FDA approval of the NDA for Gestiva as part of this arrangement. All costs incurred in these efforts will be reimbursed by K-V Pharmaceutical and will be recorded as a credit against research and development expenses. These costs were immaterial during fiscal 2008. The Company has recorded the $9,500 as a deferred gain within current liabilities in the accompanying Consolidated Balance Sheet. The gain will be recognized upon the closing of the transaction following final FDA approval of the Gestiva NDA.

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

6.	Indebtedness

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

The Company applied the net proceeds from its convertible notes offering described below to repay amounts outstanding under the Credit Agreement, including all of the remaining amounts outstanding under Term Loan X and Term Loan B-2, $1,100,000 and $250,000, respectively, all of which was outstanding immediately prior to the issuance of the convertible notes. Additionally, the Company repaid a pro rata portion of the Company’s Term Loan A in the amount of $251,000 and Term Loan B-1 in the amount of $104,000. During fiscal 2008, the Company also made voluntary prepayments of the remaining principal under its Term Loan X, Term Loan A and Term Loan B-1 of $150,000, $349,000 and $146,000, respectively. There were no amounts outstanding under these term notes as of September 27, 2008.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

All amounts outstanding under the credit facilities accrued interest, at the Company’s option, initially, with respect to all loans made under the revolving facility and the Term Loan A facility: (i) at the Base Rate plus 1.25% per annum; or (ii) at the reserve adjusted Eurodollar Rate plus 2.25% per annum. With respect to loans made under the Term Loan B facility: (i) at the Base Rate plus 1.5% per annum; or (ii) at the reserve adjusted Eurodollar Rate plus 2.50%; and with respect to loans made under the Term Loan X facility: (i) at the Base Rate plus 0.75% per annum; or (ii) at the reserve adjusted Eurodollar Rate plus 1.75% per annum.

The Credit Agreement contained affirmative and negative covenants customarily applicable to senior secured credit facilities, including requirements to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter, as defined within the Credit Agreement. The Company was in compliance with all covenants through the term of the agreement.

Borrowings outstanding under the credit agreement from initial drawdown through final repayment in June, 2008 had a weighted average interest rate of 6.72%. Interest expense under these credit facilities totaled $40,200 during fiscal 2008, which included non-cash interest expense of approximately $12,300 related to the amortization of the capitalized deferred financing costs related to the Amended Credit Agreement. As of September 27, 2008, all of these capitalized deferred financing costs have been amortized, with the exception of $3,464 of remaining capitalized deferred financing costs allocated to the revolving credit facility, as all Term Loan borrowings had been fully repaid.

In connection with its acquisition of Third Wave, on July 17, 2008, the Company entered into an amended and restated credit agreement with certain of the Lenders (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated the Company’s existing credit agreement with Goldman Sachs Credit Partners L.P. and the lenders named therein, dated as of October 22, 2007.

Pursuant to the terms and conditions of the Amended Credit Agreement, the Lenders have committed to provide senior secured financing in an aggregate amount of up to $800,000.

The credit facilities under the Amended Credit Agreement consist of:

•	$400,000 senior secured tranche A term loan (“Term Loan A”);

•	$200,000 senior secured tranche B term loan (“Term Loan B”);

•	$200,000 senior secured revolving credit facility (the “revolving facility”).

Under the Amended Credit Agreement, the amounts under the Term Loan A and the Term Loan B are available to the Company in multiple drawdowns until the earlier of the consummation of the Third Wave acquisition or December 5, 2008. In order to consummate the offer for the shares of Third Wave and to complete the acquisition of Third Wave through acquisition, the Company borrowed $540,000 under the credit facilities on July 17, 2008, consisting of $400,000 under the Term Loan A and $140,000 under the Term Loan B. During the fourth quarter of fiscal 2008, the Company repaid a pro rata portion of the Company’s Term Loan A in the amount of approximately $56,000 and Term Loan B in the amount of approximately $19,000.

As of September 27, 2008, the Company had an aggregate of $465,000 of principal outstanding under this credit facility of which approximately $344,000 was under the Term Loan A and approximately $121,000 was under the Term Loan B. The long-term portion of the Term Loan A and Term Loan B loans were approximately $310,000 and $119,000, respectively, at September 27, 2008.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The domestic subsidiaries of the Company which are party to the Amended Credit Agreement (including Third Wave, which joined as a party to the Amended Credit Agreement on July 24, 2008) have guaranteed the Company’s obligations under the credit facilities and the credit facilities are secured by first-priority liens on, and first-priority security interests in, substantially all of the assets of the Company and all subsidiaries party to the Amended Credit Agreement, a first priority security interest in 100% of the capital stock issued by each guarantor, 65% of the capital stock issued by certain first-tier foreign subsidiaries of the Company and all intercompany debt. The security interests are evidenced by an Amended and Restated Pledge and Security Agreement by and among Goldman Sachs Credit Partners L.P., as collateral agent, Hologic and the other parties therein named (the “Amended Pledge and Security Agreement”). The Amended Pledge and Security Agreement amended and restated Hologic’s existing Pledge and Security Agreement by and among Goldman Sachs Credit Partners L.P., as collateral agent, Hologic and the other parties therein named, dated as of October 22, 2007.

The final maturity dates for the credit facilities will be as follows:

•	for the Term Loan A facility, September 30, 2012;

•	for the Term Loan B facility, March 31, 2013;

•	for the revolving facility, September 30, 2012.

The Company is required to make scheduled principal payments under the Term Loan A facility in increasing amounts ranging from $10,000 per quarter commencing with the quarter ending September 30, 2008 to $15,000 per quarter commencing with the quarter ending September 30, 2010, and under the Term Loan B facility, in equal quarterly installments of $500 beginning on the quarter ending September 30, 2008, with the remaining balance of each term loan facility due at the maturity of the applicable term loan facility. These minimum scheduled principal payments are reduced on a prorata basis as the Company makes voluntary repayments against the outstanding principal amounts. The revolving credit facility will become due at maturity. No scheduled amortizations are required under the revolving facility.

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

The Company had no amounts outstanding and no scheduled required payments under its revolving facility and, therefore, had full availability of the $200,000 revolving facility as of September 27, 2008.

All amounts outstanding under the amended credit facilities will bear interest, at Hologic’s option, as follows:

Initially, with respect to loans made under the revolving facility and the Term Loan A facility:

(i)	at the Base Rate plus 1.50% per annum; or

(ii)	at the reserve adjusted Eurodollar Rate plus 2.50% per annum; and

With respect to loans made under the Term Loan B facility:

(i)	at the Base Rate plus 2.25% per annum; or

(ii) at the reserve adjusted Eurodollar Rate plus 3.25% per annum.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The margin applicable to loans under the revolving credit facility and the Term Loan A facility is subject to specified changes based on certain changes in the leverage ratio as specified in the Amended Credit Agreement.

Interest accruing at the base rate generally is payable by the Company on a quarterly basis. Interest accruing at the Eurodollar Rate is payable on the last day of selected interest periods (which shall be one, two, three and six months and in certain circumstances, nine or twelve months) unless the interest period exceeds three months, in which case, interest will be due at the end of every three months.

The Company will pay a quarterly commitment fee, at a per annum rate of 0.50%, on the undrawn commitments available under the revolving credit facility, which per annum rate is subject to reduction based on a leverage ratio as specified in the Amended Credit Agreement.

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

The credit facilities require the Hologic loan parties to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter. The maximum leverage ratio is 5.50:1.00 beginning on the Company’s fiscal quarter ending September 27, 2008, and then decreases over time to 3:00:1.00 for the fiscal quarter ending September 25, 2010 and each fiscal quarter thereafter. The minimum interest coverage ratio is 2.25:1.00 beginning with the Company’s fiscal quarter ending September 27, 2008, and then increases over time to 2.75:1.00 for the fiscal quarter ending September 25, 2010 and each fiscal quarter thereafter. The leverage ratio is defined as the ratio of Hologic’s consolidated total debt to the Company’s consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of the Company’s consolidated adjusted EBITDA for the applicable periods to the Company’s consolidated interest expense. These terms, and the calculation thereof, are defined in further detail in the Amended Credit Agreement. The Company was in compliance with its financial covenants as of September 27, 2008.

Borrowings outstanding under the Amended Credit Agreement from initial drawdown to September 27, 2008 had a weighted average interest rate of 5.24%. The interest rate on the outstanding Term Loan A and Term Loan B borrowings at September 27, 2008 was 5.25% and 6.0%, respectively. Interest expense under the Amended Credit Agreement totaled $8,148 during fiscal 2008, which included non-cash interest expense of approximately $2,718 related to the amortization of the capitalized deferred financing costs related to the Amended Credit Agreement.

Future scheduled minimum payments under these credit facilities are as follows:

Fiscal 2009	$36,167
Fiscal 2010	36,167
Fiscal 2011	53,389
Fiscal 2012	226,041
Fiscal 2013	113,236

Total	$465,000

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

The net proceeds from the offering of approximately $1,689,000, after deducting the underwriters’ discounts of $34,500 and estimated offering expenses of approximately $1,500 payable by the Company, were used to repay the Company’s outstanding senior secured indebtedness under its Credit Agreement, including all of the Company’s Term Loan X and Term Loan B-2, $1,100,000 and $250,000, respectively, all of which was outstanding immediately prior to the issuance of the Convertible Notes, and a pro rata portion of the Company’s Term Loan A and Term Loan B-1.

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

The Convertible Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning June 15, 2008 and ending on December 15, 2013. The Convertible Notes will accrete principal from December 15, 2013 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2013, the Company will pay contingent interest during any six month interest period to the holders of Convertible Notes if the “trading price”, as defined, of the Convertible Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the Convertible Notes. Interest expense under the Convertible Notes totaled $27,696 during fiscal 2008, which included non-cash interest expense of $4,775 related to the amortization of the capitalized deferred financing costs related to the Convertible Notes Agreement.

The holders of the Convertible Notes may convert the notes into shares of the Company’s common stock at a conversion price of approximately $38.60 per share, subject to adjustment, prior to the close of business on September 15, 2037, subject to prior redemption or repurchase of the notes, under any of the following circumstances: (1) during any calendar quarter after the calendar quarter ended December 31, 2007 if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events. None of these triggering events had occurred as of September 27, 2008.

In lieu of delivery of shares of the Company’s common stock in satisfaction of the Company’s obligation upon conversion of the Convertible Notes, the Company may elect to deliver cash or a combination of cash and shares of the Company’s common stock. If the Company elects to satisfy its conversion obligation solely in cash,

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

the Company will deliver cash in an amount as provided in the Indenture. If the Company elects to satisfy its conversion obligation in a combination of cash and shares of the Company’s common stock, the Company will deliver up to a specified dollar amount of cash per $1,000 original principal amount of Convertible Notes, and will settle the remainder of its conversion obligation in shares of its common stock, in each case as provided in the Indenture. In addition, at any time on or prior to the 35th scheduled trading day prior to the maturity date of the Convertible Notes, the Company may make an irrevocable election to settle conversions of the notes either solely in cash or in a combination of cash and shares of its common stock with a specified cash amount at least equal to the accreted principal amount of the notes. This net share settlement election is in the Company’s sole discretion and does not require the consent of holders of the Convertible Notes. It is the Company’s current intent and policy to settle any conversion of the Convertible Notes as if the Company had elected to make the net share settlement election.

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

Based on the Company’s evaluation of the Convertible Notes in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, the Company determined that the Convertible Notes contained a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment requiring bifurcation as the features were not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of December 10, 2007 and September 27, 2008.

As of September 27, 2008, upon conversion, including the potential premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 56,000 common shares to the Convertible Note holders.

Please See Note 2, “Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” for a discussion related to the impact of the adoption of FSP APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” in fiscal 2010.

AEG Debt

The Company’s AEG subsidiary has $10,602 outstanding at September 27, 2008 under certain debt agreements. The terms of the agreements have various maturities through March 30, 2014. Outstanding borrowings had weighted average interest rates of 6.26%, 6.34% and 5.82% during the years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively. Interest expense incurred under these debt agreements totaled $755, $1,208 and $307 in fiscal 2008, 2007 and 2006, respectively.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Future debt principal payments under these debt arrangements are approximately as follows:

Fiscal 2009	$2,015
Fiscal 2010	2,015
Fiscal 2011	4,518
Fiscal 2012	884
Fiscal 2013	585
Thereafter	585

Total	$10,602

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

As of the close of the Cytyc merger, the Company assumed the outstanding principal amount under the Cytyc Notes of $73,258. Subsequent to the close of the merger through September 27, 2008, Cytyc Notes in the principal amount of $72,960 were submitted for conversion upon which the Company issued 2,557 shares of its common stock and made cash payments in the amount of $40,574. No holder of a Cytyc Note accepted the Company’s offer to repurchase the Cytyc Notes, which offer expired in November 2007. As of September 27, 2008, Cytyc Notes with an aggregate principal amount of $298 remain outstanding which are convertible into approximately 10 shares of Hologic common stock and cash in the amount of $166.

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

As of September 27, 2008 and September 29, 2007, the Company has recorded a pension liability of approximately $7,323 and $7,627, respectively, primarily as a component of long-term liabilities in the accompanying Consolidated Balance Sheets. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Pension benefits are safeguarded by the Pension Guaranty Fund, a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency.

The tables below provide a reconciliation of benefit obligations, plan assets, funded status, and related actuarial assumptions of the Company’s German Pension Benefits.

Change in Benefit Obligation	Pension Benefits
	September 27, 2008	September 29, 2007	September 30, 2006
Benefit obligation at beginning of year (as of acquisition date May 2, 2006)	$(7,627)	$(8,005)	$(8,635)
Service cost	—	—	(1)
Interest cost	(424)	(397)	(141)
Plan participants’ contributions	—	—	—
Actuarial gain	665	1,455	677
Foreign exchange	(229)	(947)	—
Benefits paid	292	267	95

Benefit obligation at end of year	(7,323)	(7,627)	(8,005)
Plan assets	—	—	—

Funded status	$(7,323)	$(7,627)	$(8,005)

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The tables below outline the components of net periodic benefit cost and related actuarial assumptions of the Company’s German Pension Benefits plan.

Components of Net Periodic Benefit Cost	Pension Benefits
	2008	2007	2006
Service cost	$—	$—	$—
Interest cost	424	397	355
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial gain	(93)	(91)	(1)

Net periodic benefit cost	$331	$306	$354

	Pension Benefits
Weighted-Average Net Periodic Benefit Cost Assumptions	2008	2007	2006
Discount rate	6.5%	5.5%	4.5%
Expected return on plan assets	0%	0%	0%
Rate of compensation increase	0%	0%	0%

The projected benefit obligation for the German Pension Benefits plans with projected benefit obligations in excess of plan assets was $7,323 and $7,627 at September 27, 2008 and September 29, 2007, respectively and the accumulated benefit obligation for the German Pension Benefits plans was $7,323 and $7,627 at September 27, 2008 and September 29, 2007, respectively.

There also exists the obligation to pay long-term service awards benefits. The projected benefit obligation for long-term service awards was $601 and $554 at September 27, 2008 and September 29, 2007, respectively.

The table below reflects the total Pension Benefits expected to be paid from the plans.

Pension Benefits
2009	$328
2010	359
2011	377
2012	397
2013	421
2014 to 2018	2,405

The Company also maintains additional contractual pension benefits for its top German executive officers in the form of a defined contribution plan. Contributions in fiscal 2008 and 2007 were $179 and $175, respectively.

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations consists of the following:

	Years ended
	September 27, 2008	September 29, 2007	September 30, 2006
Federal:
Current	$102,212	$39,096	$26,164
Deferred	(10,835)	6,053	(3,540)

	91,377	45,149	22,624

State:
Current	10,411	6,735	4,240
Deferred	265	(2,101)	(630)

	10,676	4,634	3,610

Foreign:
Current	4,218	6,167	196
Deferred	205	(2,039)	(630)

	4,423	4,128	(434)

	$106,476	$53,911	$25,800

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Years ended
	September 27, 2008	September 29, 2007	September 30, 2006
Income tax provision at federal statutory rate	(35.0%)	35.0%	35.0%
Increase (decrease) in tax resulting from:
Change in Valuation Allowance	—	(0.4)	1.3
Section 199 Manufacturing Deduction	(2.2)	—	—
State tax provision, net of federal benefit	2.5	3.3	4.0
In-process research and development	71.2	—	10.3
State Law Change	0.8	—	—
Tax Credits	(0.6)	(1.4)	(0.2)
Permanent differences	1.0	(0.7)	(1.7)
Other	0 .4	0.5	(0.2)

	38.1%	36.3%	48.5%

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

	Years ended
	September 27, 2008	September 29, 2007	September 30, 2006
Domestic	$(275,091)	$137,659	$54,542
Foreign	(4,050)	10,830	(1,319)

	$(279,141)	$148,489	$53,223

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The components of the deferred tax liabilities and deferred tax assets as of September 27, 2008 and September 29, 2007 recognized in the accompanying Consolidated Balance Sheets are as follows:

	September 27, 2008	September 29, 2007
Deferred Tax Assets
Net operating loss carryforwards	$111,769	$30,761
Nondeductible accruals	19,038	6,153
Nondeductible reserves	7,068	8,954
FAS 123R	10,373	—
Other temporary differences	4,837	(8,370)
Research and other credits	8,698	4,681

	$161,783	$42,179
Deferred Tax Liabilities
Depreciation & Amortization	(985,955)	(58,736)
Original Issue Discount	(36,904)	—

	$(861,076)	$(16,557)
Valuation allowance	(6,102)	(9,059)

	$(867,178)	$(25,616)

The deferred provision includes a charge of $1,498 related to the Company’s U.S. based deferred tax assets and liabilities resulting from newly enacted State legislation. In accordance with FAS 109, the adjustment for the effect of the change in state tax law is included in the tax provision for the period that includes the enactment date.

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

In determining the realizability of these assets, the Company considers numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. The Company believes it is more likely than not that these state tax assets will expire unutilized.

The Company recorded a $13,109 increase to additional paid in capital and a $49,630 decrease to goodwill related to the excess tax benefit of stock options exercised in the current year.

As of September 27, 2008 the Company had total net operating loss and credit carryforwards of approximately $311,410 and $8,698, respectively. Included in the $311,410 of loss carryforwards are $66,268 acquired in the merger with Cytyc and $186,872 acquired in the purchase of Third Wave. The following table summarizes the expiration periods of the net operating loss and credit carryforwards:

	Period of Expiration
	2009-2015	2016-2020	2021-2025	2026-2030	No expiration	Total
Net operating loss	$1,359	$85,917	$148,750	$74,878	$—	$310,904
R&D credit	$—	$2,028	$2,435	$39	$—	$4,502
CA Credits	$—	$—	$—	$—	$1,520	$1,520
CT credit	$18	$958	$271	$—	$—	$1,247
CT NOL	$3	$—	$—	$503	$—	$506
MA credits	$144	$688	$283	$—	$314	$1,429

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

On September 30, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. As a result of its adoption of FIN No. 48, the Company recorded the cumulative effect of the change in accounting principle of $480 as a decrease to opening retained earnings.

The Company had gross unrecognized tax benefits, including interest of approximately $20,154 as of September 27, 2008 and $6,300 as of September 30, 2007. At September 27, 2008, $5,576 represents the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. However, upon the adoption of SFAS No. 141(R), changes in unrecognized tax benefits following an acquisition generally will affect income tax expense, including any changes associated with acquisitions that occurred prior to the effective date of SFAS No. 141(R). The increase in unrecognized tax benefits at September 27, 2008 is primarily due to the merger with Cytyc. In the next twelve months it is reasonably possible that the Company will reduce the balance of their unrecognized tax benefits by $1,152 due to expiration of statute of limitations and settlements with taxing authorities, of which $1,039 will reduce goodwill and $113 will reduce the Company’s effective tax rate.

The Company’s unrecognized income tax benefits are as follows:

Beginning balance, upon adoption as of September 30, 2007	$6,200
Tax positions related to current year:	—
Additions	1,173
Reductions	—
Tax positions related to prior years:
Additions related to change in estimate	363
Reductions	—
Settlements	—
Lapses in statutes of limitations	(545)
Acquired tax positions:
Additions related to reserves acquired from Cytyc	12,256

Ending balance as of September 27, 2008	$19,447

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as part of income tax expense in its Consolidated Statements of Operations. As of September 27, 2008 and September 30, 2007, accrued interest was approximately $707 and $100, respectively, net of federal benefit. As of September 27, 2008, no penalties have been accrued.

The Company and its subsidiaries are subject to United States federal income tax, as well as income tax of multiple state income and foreign jurisdictions. The current tax returns are open for audit through fiscal 2012.

The Company currently has a tax holiday in Costa Rica that is scheduled to expire in 2015. This tax holiday does not materially reduce the Company’s income tax provision for fiscal 2008.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The Company intends to reinvest, indefinitely, approximately $13,745 of unremitted earnings. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

9.	Common Stock

On October 22, 2007 the Company’s certificate of incorporation was amended to increase the number of authorized shares of the Company’s common stock thereunder from 180,000 to 600,000. At the Company’s March 11, 2008 Annual Meeting of Stockholders, an increase in the number of authorized shares of common stock from 600,000 to 750,000 was approved.

Stock Option Plans

The Company has one share-based compensation plan pursuant to which awards are currently being made – the 2008 Equity Incentive Plan.

The Company has five share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made – i) the 1995 Combination Stock Option Plan; ii) the 1997 Employee Equity Incentive Plan; iii) the 1999 Equity Incentive Plan; and iv) the 2000 Acquisition Equity Incentive Plan.

At the Company’s March 11, 2008 Annual Meeting of Stockholders, the Company’s 2008 Equity Incentive Plan (the “2008 Equity Plan”) was approved. In connection with this approval, the Company’s 1999 Second Amended and Restated Equity Incentive Plan was terminated. The purpose of the 2008 Equity Plan is to provide stock options, stock issuances and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company and its parents and subsidiaries, and any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company. The 2008 Equity Plan is administered by the Board of Directors of the Company, and a total of 20,000 shares were reserved for issuance under this Plan. As of September 27, 2008, the Company had 19,977 shares available for future grant under this plan.

The Company has certain other plans that were assumed by the Company in fiscal 2008 upon merger with Cytyc and Third Wave. As of September 28, 2008, the Company had no shares available for future grant under these plans.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The following table summarizes all stock option activity under all of the plans for the three years in the period ended September 27, 2008:

	Number of Shares	Per Share Exercise Price	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 24, 2005	9,411	$0.98 –13.22	$3.79
Granted	1,904	13.19 – 27.64	20.37
Terminated	(132)	1.25 – 26.84	7.03
Exercised	(2,853)	0.98 – 13.87	3.70	$50,713

Outstanding at September 30, 2006	8,330	0.98 – 27.64	7.56	120,030
Granted	306	21.45 – 31.13	25.68
Terminated	(221)	2.25 – 30.84	19.85
Exercised	(2,695)	0.98 – 24.65	3.93	63,477

Outstanding at September 29, 2007	5,720	0.98 – 31.13	9.77	118,599
Cytyc options converted at merger	16,465	0.29 – 30.99	16.10
Third Wave options converted at acquisition	983	2.97 – 23.32	10.59
Granted	3,224	8.23 – 35.26	32.84
Terminated	(501)	1.60 – 33.58	20.15
Exercised	(11,398)	0.29 – 30.99	15.01	196,960

Outstanding at September 27, 2008	14,493	$0.29 – 35.26	$17.22	$84,165

Exercisable at September 27, 2008	11,036	$0.29 – 32.82	$13.47	$80,680

Exercisable at September 29, 2007	3,382	$0.98 – 27.64	$5.55	$84,384

Exercisable at September 30, 2006	4,887	$0.98 – 18.96	$3.79	$87,836

Vested and expected to vest at September 27, 2008 (1)	13,940

Available for grant at September 27, 2008	19,977

(1)	This represents the number of vested stock options as of September 27, 2008 plus the unvested outstanding options at September 27, 2008 expected to vest in the future, adjusted for estimated forfeitures.

The table below provides the range of exercise prices for options outstanding and options exercisable at September 27, 2008; however, the table excludes 1,461 restricted stock units:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$ 0.29–$ 0.98	24	0.90	$0.84	24	$0.84
$ 1.01–$ 1.47	165	2.42	1.26	165	1.26
$ 1.49–$ 2.21	209	3.63	1.87	209	1.87
$ 2.31–$ 3.30	867	3.67	2.49	866	2.49
$ 3.31–$ 4.92	1,206	4.43	3.86	1,205	3.86
$ 4.96–$ 7.33	903	3.40	5.66	763	5.60
$ 7.40–$10.95	1,028	3.20	8.67	923	8.59
$11.04–$16.41	2,398	4.88	14.62	2,356	14.64
$16.42–$24.61	4,570	5.23	20.18	4,043	19.86
$24.65–$35.26	3,123	7.37	32.31	482	29.68

$ 0.29–$35.26	14,493	5.16	$17.22	11,036	$13.47

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

A summary of the Company’s Restricted Stock Units (the Company’s only non-vested shares) activity during the three years ended September 27, 2008, is presented below:

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 25, 2005	—	$—
Granted.	108	23.19
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2006	108	23.19
Granted.	62	24.15
Vested	—	—
Forfeited	(2)	24.15

Non-vested at September 29, 2007	168	23.53
Granted.	1,227	33.21
Third Wave shares converted at acquisition	347	23.54
Vested	(83)	24.20
Forfeited	(198)	26.49

Non-vested at September 27, 2008	1,461	$31.23

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

The Company has a qualified profit sharing plan covering substantially all of its employees. Contributions to the plan are at the discretion of the Company’s Board of Directors. The Company has recorded approximately $5,305, $1,572 and $1,200 as a provision for the profit sharing contribution for fiscal 2008, 2007 and 2006, respectively.

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

On both October 30, 2006 and October 22, 2007, the Compensation Committee of the Board of Directors approved a $1,500 discretionary cash contribution to the SERP for each year respectively. Discretionary contributions by the Company to the SERP are held in a Rabbi Trust. The Company is recording compensation expense for the SERP discretionary contribution ratably over the three-year vesting period, which totaled $876 and $442 in the years ended September 27, 2008 and September 29, 2007, respectively. The full amount of the discretionary contribution, net of forfeitures, has been recorded as a component of accrued expenses in the accompanying Consolidated Balance Sheets.

The Company has purchased Company-owned group life insurance contracts, in which both voluntary and discretionary Company SERP contributions are invested to fund payment of the Company and employees contributed amounts and related earnings, in the amount of $5,575 which approximates the total of employee voluntary contributions into the plan and the Company’s cash portion of its discretionary contribution. The values of these life insurance contracts have been recorded as a component of other long-term assets in the accompanying Consolidated Balance Sheet. Changes in the cash surrender value of life insurance contracts, which were immaterial in fiscal 2008 and 2007, are recorded as a component of other income (expense), net in the accompanying Consolidated Statement of Operations.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

12.	Related Party Transactions

In May 2006, the Company entered into retention and severance agreements with certain executives that provide for retention payments in cash totaling $3,000 if these executives remain employed with the Company through December 31, 2008 (the “Retention Date”). The Company has determined that it is probable that these amounts will be paid and, therefore, is accruing these amounts ratably through the Retention Date. In addition, in connection with the retention and severance agreement, these executives were awarded 108 restricted stock units with an aggregate value of $2,500. These restricted stock units cliff vest on the Retention Date. These shares are excluded from the computation of basic earnings per share until the shares vest because the employee is not entitled to the reward of stock ownership. The Company is recording the $2,500 of stock-based compensation over the vesting period of the restricted stock units. As a result, the Company recorded stock-based compensation expense of $938, $937 and $391 during the years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively. The retention and severance agreements also provide these executives with certain cash payments and continuation of benefits, as defined, in the event of termination without cause.

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

On October 22, 2007, the Company entered into retention and severance agreements with certain executives of the Company. The Company has determined that it is probable that these amounts will be paid and, therefore, is accruing these amounts ratably over the applicable retention period. In addition, these executives were awarded 76 restricted stock units with an aggregate value of $2,500. The restricted stock units cliff vest at the end of the applicable retention period. The Company is recording the $2,500 of stock-based compensation over the vesting period of the restricted stock units. The Company recorded stock-based compensation expense of $1,811 during the year ended September 27, 2008, related to these restricted stock units, of which $1,174 recorded in the third quarter was a restructuring charge as described below.

On May 20, 2008, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Patrick J. Sullivan, Chairman of the Board of Directors of the Company. The Separation Agreement required the Company to pay Mr. Sullivan a total of $4,442 and continue to pay Mr. Sullivan’s premiums for COBRA continuation coverage under the Company’s group medical plan for eighteen months following the effective date of the separation. In addition, the Separation Agreement provided that Mr. Sullivan’s 45,710 restricted stock units granted pursuant to a Restricted Stock Unit Agreement dated October 22, 2007 would become fully vested, and Mr. Sullivan’s options to purchase the Company’s Common Stock, all of which were fully vested, would be extended so as to remain exercisable until August 31, 2009. The acceleration of the restricted stock units and modification of options resulted in a stock-based compensation charge of $1,941. The Company recorded the lump sum payment and stock-based compensation charge totaling approximately $6,400 as a restructuring charge in the accompanying Consolidated Statement of Operations during the twelve months ended September 27, 2008.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

On November 10, 2008, the Company entered into Change of Control Agreements with each Senior Vice President of the Company (the “SVP Change of Control Agreements”) who was not as of such time already party to a change of control agreement with the company. The SVP Change of Control Agreements provide that if the Company consummates a change of control and during the two year period following the consummation of such change of control the Company terminates the employment of the senior vice president for reasons other than death, disability or cause, the senior vice president shall be entitled to receive certain cash payments and unvested stock options, restricted stock or stock appreciation rights held by the senior vice president shall become immediately exercisable following the senior vice president’s termination date.

13.	Commitments and Contingencies

Contingent Earn-Out Payments

As a result of the Cytyc merger, the Company assumed the obligation to the former Adiana stockholders to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155,000, based on the achievement of certain FDA milestones and on incremental sales growth of the Adiana permanent contraception product during the four-year period following FDA approval of this product.

The Company satisfied its obligation for a second and final earn-out to the former Suros Surgical stockholders related to Suros’ incremental revenue growth for revenues earned through July 31, 2008. The Company accrued an amount of approximately $24,500 for this second annual earn-out in the fourth quarter of 2008, with an increase to goodwill, of which $24,400 was paid as of September 27, 2008. The Company had also made a payment of approximately $19,000 to the former Suros stockholders in the fourth quarter of fiscal 2007 for the first year earn-out.

See Note 3 for discussion of the Company’s earn-out obligation related to the BioLucent acquisition.

Finance Lease Obligations

As a result of the Cytyc merger, the Company assumed the obligation to a non-cancelable lease agreement for a building with approximately 164,000 square feet located in Alajuela, Costa Rica, to be used as a manufacturing and office facility to replace its current Costa Rica facility, the lease for which expires on December 31, 2008. The Company was responsible for a significant portion of the construction costs and therefore was deemed, for accounting purposes, to be the owner of the building during the construction period, in accordance with EITF No. 97-10 (“EITF 97-10”), The Effect of Lessee Involvement in Asset Construction. During the year ended September 27, 2008, the Company recorded an additional $4,400 in fair market value of the building, which was completed in fiscal 2008. This is in addition to the $3,000 fair market value of the land and the $7,700 fair market value related to the building constructed that Cytyc had recorded as of October 22, 2007. The Company has recorded such fair market value within property and equipment on its Consolidated Balance Sheet. At September 27, 2008, the Company has recorded $1,400 in accrued expenses and $16,000 in other long-term liabilities related to this obligation in the Consolidated Balance Sheet. The term of the lease is for a period of approximately ten years with the option to extend for two consecutive five-year terms. The lease term commenced in May 2008, at which time the Company began transferring the Company’s Costa Rican operations to this facility. It is expected that this process will be complete by February 2009.

At the completion of the construction period, the Company reviewed the lease for potential sale-leaseback treatment in accordance with SFAS No. 98 (“SFAS 98”), Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Direct Financing Leases—an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. Based on its analysis, the Company determined that the lease did not qualify for sale-leaseback treatment. Therefore, the building, leasehold improvements and associated liabilities will remain on the Company’s financial statements throughout the lease term, and the building and leasehold improvements will be depreciated on a straight line basis over their estimated useful lives of 35 years. During the year ended September 27, 2008, the Company has recorded $135 and $82 in depreciation expenses related to the building and leasehold improvements, respectively, in the Consolidated Statement of Operations.

Future minimum lease payments, including principal and interest, under this lease were as follows at September 27, 2008:

Amount
Fiscal 2009	$1,442
Fiscal 2010	1,492
Fiscal 2011	1,544
Fiscal 2012	1,598
Fiscal 2013	1,654
Thereafter	8,924

Total minimum payments	16,654
Less-amount representing interest	(7,187)

Total	$9,467

As a result of the Cytyc merger, the Company assumed the obligation to a non-cancelable lease agreement for a building with approximately 146,000 square feet located in Marlborough, Massachusetts, to be principally used as an additional manufacturing facility. In 2011, the Company will have an option to lease an additional 30,000 square feet. As part of the lease agreement, the lessor agreed to allow the Company to make significant renovations to the facility to prepare the facility for the Company’s manufacturing needs. The Company was responsible for a significant amount of the construction costs and therefore was deemed, for accounting purposes, to be the owner of the building during the construction period in accordance with EITF 97-10. The $13,200 fair market value of the facility is included within property and equipment, net on the Company’s Consolidated Balance Sheet. At September 27, 2008, the Company has recorded $900 in accrued expenses and $15,000 in other long-term liabilities related to this obligation in the Consolidated Balance Sheet. Cytyc began occupying a portion of the facility effective June 1, 2007. The term of the lease is for a period of approximately 12 years commencing on November 14, 2006 with the option to extend for two consecutive 5-year terms. Based on its SFAS 98 analysis, the Company determined that the lease did not qualify for sale-leaseback treatment. Therefore, the improvements and associated liabilities will remain on the Company’s financial statements throughout the lease term, and the leasehold improvements will be depreciated on a straight line basis over their estimated useful lives.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

Future minimum lease payments, including principal and interest, under this lease were as follows at September 27, 2008:

Amount
Fiscal 2009	$924
Fiscal 2010	982
Fiscal 2011	982
Fiscal 2012	982
Fiscal 2013	1,091
Thereafter	6,086

Total minimum payments	11,047
Less-amount representing interest	(4,342)

Total	$6,705

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

Future supply commitments under the Company’s long-term supply contracts, assumed as a result of the Cytyc merger, are as follows as of September 27, 2008:

Amount
Fiscal 2009	$3,371
Fiscal 2010	3,000
Fiscal 2011	3,000
Fiscal 2012	3,000
Fiscal 2013	750

$13,121

Purchase Obligations

In September 2005, the Company entered into an exclusive distribution and service agreement in the United States under which the Company will sell and service a line of extremity MRI systems. On October 31, 2007 the Company and Esaote amended the terms of this agreement such that the Company’s future minimum purchase obligation is $6,361 through December 31, 2008. The Company has accrued $3,500 of this obligation as of September 27, 2008.

Concentration of Suppliers

The Company purchases certain components of the Company’s products from a single or small number of suppliers. A change in or loss of these suppliers could cause a delay in filling customer orders and a possible loss of sales, which would adversely affect results of operations; however, management believes that suitable replacement suppliers could be obtained in such an event.

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

As a result of the merger with Cytyc, the Company assumed all outstanding operating leases of which the most significant operating leases pertain to Cytyc’s headquarters located in Marlborough, Massachusetts, which has a 15 year term that expires on December 31, 2018 and Cytyc’s warehouse in Methuen, Massachusetts which has a 10 year term that expires on March 31, 2013. In addition, the Company is required to maintain the facilities during the term of the leases and to pay all proportionate shares of taxes, insurance, utilities and other costs associated with these facilities.

As a result of the acquisition of Third Wave on July 24, 2008, the Company assumed Third Wave’s operating leases, the most significant of which is related to the Company’s corporate facility in Madison, Wisconsin, which is effective through September 2014.

Substantially all of the Company’s lease agreements require the Company to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. The Company makes customary representations and warranties and agrees to certain financial covenants and indemnities. In the event the Company defaults on the lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. As of the end of fiscal 2008, the Company was not in default of any covenants contained in the lease. Certain of the Company’s lease agreements provide for renewal options. Such renewal options are at rates similar to the current rates under the agreements.

Future minimum lease payments under all of the Company’s operating leases are approximately as follows:

Fiscal Years Ending	Amount
September 26, 2009	$18,528
September 25, 2010	17,157
September 24, 2011	16,006
September 29, 2012	14,504
September 28, 2013	12,695
Thereafter	63,615

Total (not reduced by minimum sublease rentals of $1,621)	$142,505

The Company subleased a portion of its Bedford and Santa Clara facilities and has received rental income of $247, $158 and $290 for fiscal years 2008, 2007 and 2006, respectively, which has been recorded as an offset to rent expense in the accompanying Consolidated Statements of Operations.

As a result of the Cytyc merger, the Company assumed an arrangement in which the Company is sub-leasing all of its Mountain View facility to a third party for a term of approximately five years, a period of time equivalent to the remainder of the Company’s lease of this facility. The sub-lease commenced on July 1, 2007.

Rental expense, net of sublease income, was approximately $13,890, $7,355, and $5,785 for fiscal 2008, 2007 and 2006, respectively.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

The Company subleases a portion of its Newark, DE facility and received rental income of $1,531, $1,551 and $1,600 for fiscal 2008, 2007 and 2006, respectively, which has been recorded as an offset to rent expense in the accompanying Consolidated Statements of Operations. The future minimum annual rental income payments under these sublease agreements are approximately as follows:

Fiscal Years Ending	Amount
September 26, 2009	$1,531
September 25, 2010	1,531
September 24, 2011	1,531
September 29, 2012	1,531
September 28, 2013	1,531
Thereafter	2,425

Total	$10,080

The majority of this sublease income is from one tenant and this income is being accounted for on a straight-line basis.

Workforce Subject to Collective Bargaining Agreements

Approximately 200 of AEG’s German employees are represented by a Works Council and are subject to collective bargaining agreements. None of the Company’s other employees are subject to a collective bargaining agreement

14.	Business Segments and Geographic Information

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

In addition, the Company is reporting two new operating segments: Diagnostics and GYN Surgical. Diagnostics includes the ThinPrep Products and the FullTerm Fetal Fibronectin test, acquired as part of Cytyc’s purchase of Adeza Biomedical Corporation in March 2007, as well as the Company’s proprietary Invader chemistry and two HPV tests that are currently awaiting FDA approval from the Third Wave acquisition. GYN Surgical includes the NovaSure system and the Adiana TCS system under development. The MammoSite Radiation Therapy system, previously part of Cytyc’s surgical reporting segment, which is a single-use device for the treatment of early-stage breast cancer, is now part of the Company’s Breast Health segment. The Diagnostic segment also includes the results of Third Wave acquired in the fourth quarter of fiscal 2008.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

As a result of these changes, the Company now reports its business as four segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. Identifiable assets for the four principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other identifiable assets as corporate assets. Intersegment sales and transfers are not significant. Segment information for fiscal years 2008, 2007 and 2006 is as follows:

	Years ended
	September 27, 2008	September 29, 2007	September 30, 2006
Total revenues:
Breast Health	$860,848	$638,898	$355,364
Diagnostics	485,004	—	—
GYN Surgical	221,069	—	—
Skeletal Health	107,578	99,470	107,316

	$1,674,499	$738,368	$462,680

Operating (loss) income:
Breast Health	$211,704	$146,907	$42,027
Diagnostics	(172,538)	—	—
GYN Surgical	(241,450)	—	—
Skeletal Health	4,742	845	8,312

	$(197,542)	$147,752	$50,339

Depreciation and amortization:
Breast Health	$38,990	$26,891	$13,181
Diagnostics	97,282	—	—
GYN Surgical	30,702	—	—
Skeletal Health	5,976	4,271	2,952

	$172,950	$31,162	$16,133

Capital expenditures:
Breast Health	$17,493	$15,570	$7,768
Diagnostics	10,333	—	—
GYN Surgical	14,119	—	—
Skeletal Health	11,339	7,270	5,221

	$53,284	$22,840	$12,989

Identifiable assets:
Breast Health	$1,435,674	$718,155	$578,972
Diagnostics	349,949	—	—
GYN Surgical	3,080,365	—	—
Skeletal Health	25,151	29,531	68,173
Corporate	3,243,493	318,663	209,060

	$8,134,632	$1,066,349	$856,205

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America during fiscal 2008, 2007 and 2006 totaled approximately $297,287, $158,827 and $109,749, respectively.

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

Export product sales as a percentage of total product sales are as follows:

	Years ended
	September 27, 2008	September 29, 2007	September 30, 2006
Europe	12%	15%	17%
Asia	4	5	7
All others	4	5	4

	20%	25%	28%

15.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other long-term liabilities consist of the following:

	September 27, 2008	September 29, 2007
Accrued Expense
Accrued compensation and employee benefits	$68,204	$35,053
Accrued commissions	15,768	9,989
Accrued income and other taxes	11,744	22,356
Accrued interest	11,284	129
Accrued warranty, current portion	9,080	11,871
Other accrued expenses	38,666	9,179

	$154,746	$88,577

	September 27, 2008	September 29, 2007
Other Long-Term Liabilities
Accrued lease obligation—long-term	$31,164	$—
Reserve for income tax uncertainties	12,307	—
Pension liabilities – long-term	6,995	7,322
Other	6,987	469

	$57,453	$7,791

16.	Litigation and Other Matters

On October 5, 2007 Ethicon Endo-Surgery, Inc., a Johnson & Johnson operating company, filed a complaint against us and the Company’s wholly-owned subsidiary Suros in the United States District Court for the District of Ohio. The complaint alleges that certain of the ATEC biopsy systems manufactured and sold by us and Suros infringe four Ethicon patents. An amended complaint filed January 11, 2008 additionally asserts claims of unfair

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

competition. Through the complaint Ethicon seeks to enjoin us and Suros from the alleged conduct including the acts of unfair competition and infringement of the patents and additionally seeks recovery of unspecified damages and costs.

On January 9, 2008, Tissue Extraction Devices, LLC filed a complaint against the Company and Suros in the United States District Court for the Northern District of Illinois, alleging infringement of US Patent No. 7,316,726 by certain of the ATEC biopsy systems manufactured and sold by us and Suros. The complaint seeks to enjoin the Company and Suros from infringing the patents as well as the recovery of damages and costs resulting from the alleged infringement. On May 20, 2008, the judge in Illinois granted the Company’s motion to transfer the case to the United States District Court for the Southern District of Indiana.

On January 11, 2007, Digene Corporation filed suit against Third Wave in the United States Court for the Western District of Wisconsin. The complaint alleged patent infringement by Third Wave’s HPV ASR product. Third Wave’s response denied the alleged infringement and asserted that certain Digene sales practices violate certain antitrust laws. On November 23, 2007 the court issued an order dismissing Digene’s patent infringement claims. On January 11, 2008, the court issued an order granting Digene’s motion for summary judgment on Third Wave’s antitrust counterclaims. On February 29, 2008 both Third Wave and Digene filed notices of appeal to the Court of Appeals for the Federal Circuit.

As of September 27, 2008 the Company does not believe a loss is probable in any of the matters disclosed above. The Company is a party to various other legal proceedings arising out of the ordinary course of its business. The Company believes that except for those described above there are no other proceedings pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations.

17.	Quarterly Statement of Operations Information (Unaudited)

The following table presents a summary of quarterly results of operations for 2008 and 2007:

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue (1)	$371,445	$431,048	$429,492	$442,513
Gross profit	167,835	239,638	244,763	240,281
Net (loss) income (2)	(358,608)	55,986	61,379	(144,374)
Diluted net (loss) income per common and common equivalent share	$(1.65)	$0.22	$0.24	$(0.56)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue (1)	$163,212	$181,086	$191,505	$202,564
Gross profit	74,227	83,509	90,078	97,514
Net income	16,086	21,634	24,748	32,110
Diluted net income per common and common equivalent share	$0.15	$0.20	$0.22	$0.29

(1)	The sum of the quarterly total revenue does not agree with the Consolidated Statements of Operations due to rounding.
(2)	See Note 3 for further discussion of in-process research and development expenses incurred in the first and fourth quarters of fiscal 2008 related to the Cytyc merger and Third Wave acquisition.
(3)	See Note 2 for reclassification adjustments.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(In thousands, except per share data)

As discussed in Note 2 the Company’s financial statements are prepared on a fiscal year basis ending on the last Saturday in September. Each of the quarters presented above represents a thirteen-week period ending on the last Saturday of December, March, June and September.

18.	Valuation and Qualifying Accounts

	Balance at Beginning of Period	Acquisition and Other Adjustments	Charged to Costs and Expenses	Payments	Balance at End of Period
Accounts Receivable Reserves (1)
Period Ended:
September 27, 2008	$4,598	$—	$2,109	$(175)	$6,532
September 29, 2007	3,712	(20)	947	(41)	4,598
September 30, 2006	2,592	852	320	(52)	3,712
Restructuring Accrual
Period Ended:
September 27, 2008	$105	$11,296	$2,840	$(12,050)	$2,191
September 29, 2007	1,848	310	—	(2,053)	105
September 30, 2006	—	2,896	—	(1,048)	1,848

(1)	Represents reserves for uncollectible accounts and sales returns and adjustments.

Exhibit Index

Exhibit Number		Reference
2.01	Agreement and Plan of Merger dated April 17, 2006, by and among Hologic, Swordfish Acquisition Corp. and Suros Surgical Systems, Inc.	J-2.1

2.02	Agreement and Plan of Merger dated April 24, 2006, by and among Hologic, Hydrogen Acquisition, Inc. and R2 Technology, Inc.	J-2.2

2.03	Agreement and Plan of Merger between Hologic, Nor’easter Corp. and Cytyc dated May 20, 2007	N-2.1

2.04	Agreement and Plan of Merger and Reorganization, dated February 26, 2007, by and among Adiana, Inc., Cytyc, Admiral Acquisition Corp. and the Stockholder Representative Committee	V-2.1

2.05	Agreement and Plan of Merger, dated as of February 11, 2007, by and among Cytyc, Augusta Medical Corporation and Adeza Biomedical Corporation	U-2.1

2.06	Agreement and Plan of Merger, dated as of June 8, 2008, by and among Hologic, Thunder Tech Corp. and Third Wave Technologies, Inc	BB-2.1

3.01	Certificate of Incorporation of Hologic	A-3.01

3.02	Amendment to Certificate of Incorporation of Hologic	C-3.03

3.03	Certificate of Amendment to Certificate of Incorporation of Hologic	K-3.03

3.04	Certificate of Amendment to Certificate of Incorporation of Hologic	R-3.1

3.05	Certificate of Amendment to Certificate of Incorporation of Hologic	CC-3.1

3.06	Second Amended and Restated By-laws of Hologic	DD-3.1

3.07	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Hologic	EE-3.6

4.01	Specimen Certificate for Shares of Hologic’s Common Stock	B-1

4.02	Description of Capital Stock (Contained in the Certificate of Incorporation of Hologic, as Amended, Filed as Exhibits 3.01, 3.02, 3.03, 3.04 and 3.05)	A-3.01; C-3.03; K-3.03; R-3.1 and CC-3.1

4.03	Rights Agreement dated September 17, 2002	G-4

4.04	Amended and Restated Rights Agreement dated April 2, 2008	EE-4.1

4.05	Form of Rights Certificate	AA-4

4.06	Indenture dated March 22, 2004 by and between Cytyc and U.S. Bank Trust National Association, as trustee thereunder	W-4.1

4.07	First Supplemental Indenture dated October 22, 2007 by and among Cytyc, Hologic and U.S. Bank Trust National Association, as trustee thereunder	R-4.2

4.08	Indenture, dated as of December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic	FF-4.1

4.09	First Supplemental Indenture, dated December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic	FF-4.2

10.01	Second Amended and Restated 1990 Non-Employee Director Stock Option Plan	C-10.26*

10.02	1995 Combination Stock Option Plan	C-10.25*

Exhibit Number		Reference
10.03	Second Amended and Restated 1999 Equity Incentive Plan	K-10.3*

10.04	Amendment No. 1 to Second Amended and Restated 1999 Equity Incentive Plan	S-10.2*

10.05	Amendment No. 2 to Second Amended and Restated 1999 Equity Incentive Plan	R-10.17*

10.06	Form of Executive Officer Non-Qualified Stock Option Agreement under 1999 Equity Incentive Plan	I-10.32*

10.07	Form of Restricted Stock Unit Award for executive officers under 1999 Equity Incentive Plan	L-10.1*

10.08	1997 Employee Equity Incentive Plan	D-99

10.09	2000 Acquisition Equity Incentive Plan	F-10.05

10.10	Hologic 2008 Equity Incentive Plan	CC-10.1*

10.11	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan	GG-10.1*

10.12	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan	GG-10.2*

10.13	2008 Employee Stock Purchase Plan	HH-10.2*

10.14	Hologic 2009 Short-Term Incentive Plan	GG-10.3*

10.15	Cytyc Corporation 1995 Stock Plan	S-10.4*

10.16	Cytyc Corporation 1995 Non-Employee Director Stock Option Plan	S-10.5*

10.17	Cytyc Corporation 1998 Stock Plan of Pro Duct Health, Inc.	S-10.6*

10.18	Cytyc Corporation 2001 Non-Employee Director Stock Plan	S-10.7*

10.19	Cytyc Corporation 2004 Omnibus Stock Plan	S-10.8*

10.20	Form of Indemnification Agreement (as executed with each director of Hologic)	A-10.12*

10.21	Executive Bonus Plan Description	II-10.1*

10.22	Hologic Supplemental Executive Retirement Plan (SERP)	M-10.10*

10.23	Form of SERP Rabbi Trust Agreement	M-10.11*

10.24	Form of Officer Severance Agreement including list of officers to whom provided	J-10.7*

10.25	Retention and Severance Agreement dated May 3, 2006, by and between Hologic and John W. Cumming	J-10.4*

10.26	Retention and Severance Agreement dated May 3, 2006, by and between Hologic and Robert A. Cascella	J-10.5*

10.27	Retention and Severance Agreement dated May 3, 2006, by and between Hologic and Glenn P. Muir	J-10.6*

10.28	Form of Restricted Stock Unit Award under the Retention and Severance Agreement filed as exhibit 10.25, 10.26 and 10.27	J-10.9*

10.29	Form of First Amended and Restated Change in Control Agreement including list of officers to whom provided	L-10.2*

10.30	Form of Amendment to First Amended and Restated Change of Control Agreements including list of officers to whom provided	filed herewith*

10.31	Form of Senior Vice President Change of Control Agreement including list of officers to whom provided	filed herewith*

Exhibit Number		Reference
10.32	John W. Cumming Waiver Letter Dated As Of May 20, 2007	N-10.1*

10.33	Robert A. Cascella Waiver Letter Dated As Of May 20, 2007	N-10.2*

10.34	Glenn P. Muir Waiver Letter Dated As Of May 20, 2007	N-10.3*

10.35	Second Retention Agreement with Robert A. Cascella dated as of October 22, 2007	R-10.10*

10.36	Amended and Restated Retention and Severance Agreement with Patrick J. Sullivan dated as of August 17, 2007 and effective on October 22, 2007	R-10.11*

10.37	Amended and Restated Change of Control Agreement between Hologic and Daniel J. Levangie dated as of August 17, 2007	Q-10.4*

10.38	Amended and Restated Change of Control Agreement with Patrick J. Sullivan dated as of August 17, 2007 and effective on October 22, 2007	R-10.12*

10.39	Amended and Restated Retention & Severance Agreement between Hologic and Daniel J. Levangie	Q-10.6*

10.40	Restricted Stock Grant Agreement with Patrick J. Sullivan dated as of October 22, 2007	R-10.13*

10.41	Separation and Release Agreement with Daniel J. Levangie dated as of October 22, 2007	R-10.14*

10.42	Hologic’s Senior Executive Short-Term Incentive Plan	P-10.2*

10.43	Restricted Stock Grant Agreement with Robert A. Cascella dated as of October 22, 2007	R-10.18*

10.44	Facility Lease (Danbury) dated as of December 30, 1995 by and among Melvin J. Powers and Mary P. Powers D/B/A M&N Realty and Lorad	E-10.14

10.45	Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated as of August 28, 2002 as amended	H-10.27; OO-10.41

10.46	Executive Financial Services Program	filed herewith*

10.47	License Agreement between Cytyc and DEKA Products Limited Partnership dated March 22, 1993	Y-10.6**

10.48	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership	X-10.17

10.49	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007	OO-10.45

10.50	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006	OO-10.46

10.51	Supply Agreement between Cytyc, Whatman, Inc. and Whatman SA dated as of December 31, 2000, as amended, October 16, 2001 and May 2, 2002	Z-10.13

10.52	Agreement and Plan of Merger by and among BioLucent, Inc., Hologic, Bravo Transition, Inc., Bravo Acquisition, Inc. and Steven Gex, as stockholder representative, dated as of June 20, 2007	O-10.1

10.53	Credit and Guaranty Agreement dated as of October 22, 2007 among Hologic, the Guarantors party thereto and defined below, the Secured Parties party thereto, and the Agent, Banc of America Securities LLC, Bank of America, N.A., Citicorp North America, Inc., JPMorgan Chase Bank, N.A., RBS Citizens, National Association and Fifth Third Bank	T-10.1

Exhibit Number		Reference
10.54	Waiver and First Amendment to Credit and Guaranty Agreement and Pledge and Security Agreement dated as of April 14, 2008 by and among Hologic and its domestic subsidiaries, excluding the subsidiaries which are Massachusetts securities corporations and Goldman Sachs Credit Partners L.P.	HH-10.1

10.55	Amended and Restated Credit and Guaranty Agreement dated as of July 17, 2008 among Hologic, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Sole Lead Bookrunner, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A. and RBS Citizens, National Association, as Co-Syndication Agents, Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent and Royal Bank of Canada, as Documentation Agent and each lender from time to time party thereto	JJ-10.1

10.56	Pledge and Security Agreement among Hologic, Goldman Sachs Credit Partners L.P., as Collateral Agent thereunder and the other parties therein named dated as of October 22, 2007	R-10.2

10.57	Amended and Restated Pledge and Security Agreement dated as of July 17, 2008 among Hologic, Goldman Sachs Credit Partners L.P., as Collateral Agent thereunder and the others parties named therein	JJ-10.2

10.58	Open End Mortgage Deed, Security Agreement, Assignment of Rents and Leases and Fixture Filing for 36 Apple Ridge Road, Danbury, Connecticut dated as of October 22, 2007	R-10.3

10.59	Open End Mortgage Deed, Security Agreement, Assignment of Rents and Leases and Fixture Filing for 37 Apple Ridge Road, Danbury, Connecticut dated as of October 22, 2007	R-10.4

10.60	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing for 35 Crosby Drive, Bedford, Massachusetts dated as of October 22, 2007	R-10.5

10.61	Lease Guaranty dated October 22, 2007 between Bel Marlborough I LLC and Hologic, as guarantor thereunder	R-10.7

10.62	Third Wave Technologies, Inc. Incentive Stock Option Plan	KK-10.1*

10.63	Third Wave Technologies, Inc. 1997 Incentive Stock Option Plan	KK-10.2*

10.64	Third Wave Technologies, Inc. 1997 Nonqualified Stock Option Plan	KK-10.3*

10.65	Third Wave Technologies, Inc. 1998 Incentive Stock Option Plan	KK-10.4*

10.66	Third Wave Technologies, Inc. 1999 Incentive Stock Option Plan	KK-10.5*

10.67	Third Wave Technologies, Inc. 1999 Nonqualified Stock Option Plan	KK-10.6*

10.68	Third Wave Technologies, Inc. 2000 Stock Plan, as amended	LL-4.1*

10.69	First Amendment to Third Wave Technologies, Inc. 2000 Stock Plan	MM-10.8*

10.70	Third Wave Technologies, Inc. 2000 Employee Stock Purchase Plan	KK-10.8*

10.71	Third Wave Technologies, Inc. 2007 Incentive Plan	MM-10.29*

10.72	Third Wave Technologies, Inc. 2008 Incentive Plan	NN-10.41*

14.1	Code of Ethics for Senior Financial Officers	R-14.1

18.01	Letter re Change in Accounting Principles dated November 24, 2008	filed herewith

21.01	Subsidiaries of Hologic	filed herewith

Exhibit Number		Reference
23.01	Consent of Ernst & Young LLP	filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

*	Management compensation plan or arrangement
**	Portions of this Agreement have been omitted pursuant to a request for confidential Treatment and have been filed separately with the Commission

A	We previously filed this exhibit on January 24, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-1 (Registration No. 33-33128) and the previously filed exhibit is incorporated herein by reference.

B	We previously filed this exhibit on January 31, 1990 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A, and the previously filed exhibit is incorporated herein by reference.

C	We previously filed this exhibit on May 14, 1996, with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the quarter ended March 30, 1996, and the previously filed exhibit is incorporated herein by reference.

D	We previously filed this exhibit on August 20, 1997 with the referenced exhibit number as an exhibit to our Registration Statement on Form S-8 (SEC File No. 333-34003) and the previously filed exhibit is incorporated herein by reference.

E	Trex Medical Corporation previously filed this exhibit with the referenced exhibit number as an exhibit to its Registration Statement on Form S-1 (Reg. No. 333-2926) and the previously filed exhibit is incorporated by reference.

F	We previously filed this exhibit on December 12, 2001 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 29, 2001, and the previously filed exhibit is incorporated by reference.

G	We previously filed this exhibit on December 4, 2002 with the referenced exhibit number as an exhibit to our registration statement on Form 8-A (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

H	We previously filed this exhibit on December 24, 2002 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 28, 2002, and the previously filed exhibit is incorporated herein by reference.

I	We previously filed this exhibit on September 23, 2004 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

J	We previously filed this exhibit on May 4, 2006 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the fiscal quarter ended March 25, 2006, and the previously filed exhibit is incorporated herein by reference.

K	We previously filed this exhibit on December 6, 2005 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 24, 2005, and the previously filed exhibit is incorporated herein by reference.

L	We previously filed this exhibit on November 2, 2006 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

M	We previously filed this exhibit on December 14, 2006 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 30, 2006, and the previously filed exhibit is incorporated herein by reference.

N	We previously filed this exhibit on May 21, 2007 with the referenced exhibit number to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

O	We previously filed this exhibit on June 25, 2007 with the referenced exhibit number to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

P	We previously filed this exhibit on June 29, 2007 with the referenced exhibit number to our Registration Statement on Form S-4 (SEC File No. 333-144238) and the previously filed exhibit is incorporated herein by reference.

Q	We previously filed this exhibit on August 20, 2007 with the referenced exhibit number to our Registration Statement on Form S-4 (SEC File No. 333-144238) and the previously filed exhibit is incorporated herein by reference.

R	We previously filed this exhibit on October 22, 2007 with the referenced exhibit number to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

S	We previously filed this exhibit on October 23, 2007 with the referenced exhibit number to our Registration Statement on Form S-8 (SEC File No. 333-146887) and the previously filed exhibit is incorporated herein by reference.

T	We previously filed this exhibit on October 23, 2007 with the referenced exhibit number to our Current Report on Form 8-K/A (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

U	Cytyc Corporation previously filed this exhibit on February 13, 2007 with the referenced exhibit number as an Exhibit to its Current Report on Form 8-K (SEC File No. 000-27558) and the previously filed exhibit is incorporated by reference.

V	Cytyc Corporation previously filed this exhibit on February 28, 2007 with the referenced exhibit number as an Exhibit to its Current Report on Form 8-K (SEC File No. 000-27558) and the previously filed exhibit is incorporated by reference.

W	Cytyc Corporation previously filed this exhibit on June 7, 2004 with the referenced exhibit number as an Exhibit to its Registration Statement on Form S-3 (SEC File No. 333-16237) and the previously filed exhibit is incorporated by reference.

X	Cytyc Corporation previously filed this exhibit on January 30, 2004 with the referenced exhibit number as an exhibit to its Annual Report on Form 10-K (SEC File No. 000-27558) and the previously filed exhibit is incorporated by reference.

Y	Cytyc Corporation previously filed this exhibit with the referenced exhibit number as an exhibit to its Registration Statement on Form S-1 (SEC File No. 333-00300) and the previously filed exhibit is incorporated by reference.

Z	Cytyc Corporation previously filed this exhibit on March 24, 2003 with the referenced exhibit number as an exhibit to its Annual Report on Form 10-K (SEC File No. 000-27558) and the previously filed exhibit is incorporated by reference.

AA	We previously filed this exhibit on September 17, 2002 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A (SEC File No. 000-18218) and the previously filed exhibit is incorporated herein by reference.

BB	We previously filed this exhibit on June 9, 2008 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

CC	We previously filed this exhibit on March 11, 2008 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

DD	We previously filed this exhibit on September 23, 2008 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

EE	We previously filed this exhibit on April 3, 2008 with the referenced exhibit number as an exhibit to our Registration Statement on Form 8-A (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

FF	We previously filed this exhibit on December 7, 2007 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

GG	We previously filed this exhibit on November 17, 2008 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

HH	We previously filed this exhibit on May 8, 2008 with the referenced exhibit number as an exhibit to our Quarterly Report on Form 10-Q (SEC File No. 000-18281) for the fiscal quarter ended March 29, 2008, and the previously filed exhibit is incorporated herein by reference.

II	We previously filed this exhibit on January 17, 2008 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

JJ	We previously filed this exhibit on July 17, 2008 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 000-18281) and the previously filed exhibit is incorporated herein by reference.

KK	Third Wave Technologies, Inc. previously filed this exhibit on July 31, 2000 with the referenced exhibit number as an exhibit to its Registration Statement on Form S-1 (SEC File No. 333-42694) and the previously filed exhibit is incorporated by reference.

LL	Third Wave Technologies, Inc. previously filed this exhibit on June 6, 2006 with the referenced exhibit number as an exhibit to its Registration Statement on Form S-8 (SEC File No. 333-134783) and the previously filed exhibit is incorporated by reference.

MM	Third Wave Technologies, Inc. previously filed this exhibit on March 16, 2007 with the referenced exhibit number as an exhibit to its Annual Report on Form 10-K (SEC File No. 000-31745) for the fiscal year ended December 31, 2006, and the previously filed exhibit is incorporated herein by reference.

NN	Third Wave Technologies, Inc. previously filed this exhibit on March 7, 2008 with the referenced exhibit number as an exhibit to its Annual Report on Form 10-K (SEC File No. 000-31745) for the fiscal year ended December 31, 2007, and the previously filed exhibit is incorporated herein by reference.

OO	We previously filed this exhibit on November 27, 2007 with the referenced exhibit number as an exhibit to our Annual Report on Form 10-K (SEC File No. 000-18281) for the fiscal year ended September 29, 2007, and the previously filed exhibit is incorporated herein by reference.