Form 10-Q
period 2008-12-27
HOLOGIC INC
filed 2009-02-05
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of February 3, 2009, 256,335,129 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

HOLOGIC, INC.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	December 27, 2008	September 27, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$171,479	$95,661
Restricted cash	3,146	3,629
Accounts receivable, less reserves of $6,840 and $6,532, respectively	318,536	327,201
Inventories, net (Note 5)	181,396	174,667
Deferred income tax assets, net	51,863	53,660
Income tax refundable	—	17,797
Prepaid expenses and other current assets	20,399	20,963

Total current assets	746,819	693,578

PROPERTY AND EQUIPMENT, net (Note 5)	280,982	283,975

OTHER ASSETS:
Developed technology and know-how, net of accumulated amortization of $150,294 and $112,568, respectively	1,984,711	2,023,121
Customer relationship, net of accumulated amortization of $32,602 and $22,509, respectively	452,224	461,627
Other intangible assets, net of accumulated amortization of $21,108 and $18,407, respectively	142,263	144,903
Goodwill	4,455,108	4,450,496
Other, net	77,258	76,932

Total assets	$8,139,365	$8,134,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$36,836	$38,480
Accounts payable	54,013	59,590
Accrued expenses (Note 5)	127,228	154,746
Deferred revenue	87,875	78,559
Deferred gain	9,500	9,500

Total current liabilities	315,452	340,875

Long-term debt, net of current portion (Note 6)	409,424	437,420
Convertible debt (Note 6)	1,725,000	1,725,000
Deferred income tax liabilities, net	924,950	920,838
Deferred service obligations – long-term	9,939	10,777
Other long-term liabilities (Note 5)	58,003	57,453
Commitments and contingencies (Notes 6, 7, 8, 13, 15 and 16)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 256,457 and 256,373 shares issued, respectively	2,565	2,564
Capital in excess of par value	4,861,804	4,853,837
Retained deficit	(169,651)	(217,644)
Accumulated other comprehensive income	3,312	4,945
Treasury stock, at cost – 214 shares	(1,433)	(1,433)

Total stockholders’ equity	4,696,597	4,642,269

Total liabilities and stockholders’ equity	$8,139,365	$8,134,632

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 27, 2008	December 29, 2007
Revenues:
Product sales	$380,108	$334,790
Service and other revenues	49,125	36,655

	429,233	371,445

Costs and expenses (1):
Cost of product sales	123,715	149,077
Cost of product sales – amortization of intangible assets	37,746	20,155
Cost of service and other revenues	37,107	34,378
Research and development	23,793	20,147
Selling and marketing	65,708	56,986
General and administrative	34,805	34,334
Amortization of acquired intangible assets	12,638	6,249
Impairment of acquired intangible assets (Note 19)	—	2,900
Acquired in-process research and development	—	370,000

	335,512	694,226

Income (loss) from operations	93,721	(322,781)
Interest income	446	2,253
Interest expense	(18,410)	(31,660)
Other expense, net	(3,081)	(15)

Income (loss) before income taxes	72,676	(352,203)
Provision for income taxes	24,683	6,405

Net income (loss)	$47,993	$(358,608)

Net income (loss) per common and common equivalent share:
Basic	$0.19	$(1.65)

Diluted	$0.19	$(1.65)

Weighted average number of common shares outstanding:
Basic	256,212	216,882

Diluted	258,433	216,882

(1)	Stock-based compensation included in costs and expenses during the three months ended December 27, 2008 was $644 for cost of revenues, $1,325 for research and development, $1,571 for selling and marketing and $3,930 for general and administrative. Stock-based compensation included in costs and expenses during the three months ended December 29, 2007 was $725 for cost of revenues, $686 for research and development, $715 for selling and marketing and $5,457 for general and administrative.

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	December 27, 2008	December 29, 2007
OPERATING ACTIVITIES
Net income (loss)	$47,993	$(358,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,797	10,159
Amortization	50,384	26,404
Fair value write-up of Cytyc and Third Wave inventory	584	41,500
Non-cash interest expense	2,843	5,653
Non-cash interest income	(70)	—
Increase in unrecognized income tax benefits	1,200	572
Tax benefit related to exercise of non-qualified stock options	(78)	—
Charge for in-process research and development	—	370,000
Charge for impairment of acquired intangible assets	—	2,900
Stock-based compensation expense	7,470	7,192
Deferred income taxes	715	(20,002)
Loss on disposal of property and equipment and intangible assets	231	57
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5,262	(21,977)
Inventories	(8,707)	(10,767)
Income tax refundable	17,748	19,191
Prepaid expenses and other current assets	297	4,404
Accounts payable	(5,467)	(3,705)
Accrued expenses	(24,763)	(30,435)
Deferred revenue	9,448	7,764

Net cash provided by operating activities	120,887	50,302

INVESTING ACTIVITIES
Merger with Cytyc Corporation, net of cash acquired	—	(2,027,008)
Additional business acquisition consideration	(326)	—
Decrease (increase) in restricted cash	483	(32,370)
Increase in other assets	(3,101)	(4,291)
Purchase of licensed technology and other intangible assets	(938)	—
Purchase of property and equipment	(9,499)	(12,192)
Increase in equipment under customer usage agreements	(3,964)	(5,106)
Purchases of investment securities	—	(263)
Proceeds from sales and maturities of investment securities	—	2,638
(Decrease) increase in other liabilities	(164)	1,165

Net cash used in investing activities	(17,509)	(2,077,427)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of issuance costs	—	1,688,998
Proceeds under credit agreement, net of issuance costs	—	2,335,942
Financing costs on credit agreement	(283)	—
Repayments under credit agreement	(29,042)	(2,055,353)
Payment upon conversion of Cytyc convertible notes	—	(38,334)
Increase in notes payable	—	2,055
Repayments of notes payable and capital leases	(290)	(290)
Tax benefit related to exercise of non-qualified stock options	78	—
Net proceeds from sale of common stock pursuant to stock plans	668	148,829

Net cash (used in) provided by financing activities	(28,869)	2,081,847

	Three Months Ended
	December 27, 2008	December 29, 2007
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,309	(462)

NET INCREASE IN CASH AND CASH EQUIVALENTS	75,818	54,260
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,661	100,403

CASH AND CASH EQUIVALENTS, END OF PERIOD	$171,479	$154,663

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock upon conversion of Cytyc convertible notes	$—	$82,620

	Three Months Ended
	December 27, 2008	December 29, 2007
BUSINESS ACQUISITION, NET OF CASH ACQUIRED:
Fair value of tangible assets acquired	$—	$531,100
Fair value of liabilities assumed	—	(261,200)
Fair value of stock issued	—	(3,671,400)
Fair value of options exchanged	—	(241,400)
Cost in excess of fair value of assets (Goodwill)	—	3,844,100
Fair value of acquired identifiable intangible assets	—	2,484,900
In-process research and development	—	370,000
Deferred tax liability	—	(937,500)

	—	2,118,600
Less cash and cash equivalents and investments acquired	—	85,400
Less acquisition costs paid prior to September 29, 2007	—	6,200

Net cash paid for acquisition	$—	$2,027,000

See accompanying notes.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(1) Basis of Presentation

The consolidated financial statements of Hologic, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 27, 2008, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 26, 2008.

The Consolidated Balance Sheet at September 27, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The Consolidated Balance Sheet as of December 27, 2008, the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended December 27, 2008 and December 29, 2007 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. The results of operations for the three months ended December 27, 2008 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ended September 26, 2009.

Based on a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of the Company’s market capitalization significantly below the book value of net assets, the Company concluded that potential goodwill impairment indicators existed as of December 27, 2008. As a result, the Company is performing an interim goodwill impairment analysis as of December 27, 2008. Please refer to Note 19 for further discussion.

During the fourth quarter of fiscal 2008, the Company determined that certain amounts previously classified as a component of “Cost of Service and Other Revenues” should be reclassified to “Cost of Product Sales”. The Company determined that the reclassification was not material to its consolidated financial statements and corrected the classification in the fourth quarter of fiscal 2008. These amounts totaled $9,312 for the three months ended December 29, 2007, and have been reclassified to Cost of Product Sales to conform with the current period. Additionally, royalty expense previously recorded within “Cost of Service and Other Revenues” totaling $388 for the three months ended December 29, 2007 has been reclassified to “Cost of Product Sales” to conform with the current period presentation.

On April 2, 2008, the Company effected a two-for-one stock split in the form of a stock dividend. The stock split has been retroactively reflected in the accompanying consolidated financial statements and notes for all periods presented.

(2) Fair Value Measurements

Effective September 28, 2008, the Company implemented Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurement (“SFAS 157”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until September 27, 2009. The Company is evaluating the impact, if any, this Standard will have on its non-financial assets and liabilities.

The adoption of SFAS 157 for financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

•	Level 1 – Inputs to the valuation methodology are quoted market prices for identical assets or liabilities.

•	Level 2 – Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.

•

Level 3 – Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.

As of December 27, 2008, the Company’s financial assets that are re-measured at fair value on a recurring basis consisted of $37,107 in money market mutual funds that are classified as cash and cash equivalents in its Consolidated Balance Sheet, as there are no withdrawal restrictions, and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets.

The Company holds certain minority cost-method equity investments in non-publicly traded securities totaling $9,278 at both December 27, 2008 and September 27, 2008, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its investments. The Company’s cost method investments are adjusted to fair value only when impairment charges are recorded for other-than-temporary declines in value and are determined using fair value criteria within the framework of SFAS 157. As the inputs utilized for the impairment assessment are not based on observable market data, these cost method investments are classified within Level 3 of the fair value hierarchy on a non-recurring basis. During fiscal 2008 and the three months ended December 27, 2008, none of the investments held were deemed to be in an other-than-temporary loss.

(3) Revenue Recognition

Upon the Company’s release of its Dimensions product, the Company completed an evaluation of the software component of its Dimensions product in accordance with AICPA SOP 97-2, Software Revenue Recognition (“SOP 97-2”) and Emerging Issues Task Force (“EITF”) Issue No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-05”). The Company noted the following in its evaluation of the software component of its new Dimensions product:

•

Dimensions will be offered in different configurations offering different levels of functionality—two dimensional (“2D”) versus three dimensional (“3D”) imaging. Customers who purchase the 2D configuration will be able to upgrade the product to a 3D version and such upgrade will solely represent a software upgrade that will be marketed and sold separately. This differentiation from the Company’s existing 2D digital mammography product is expected to be highlighted in the Company’s marketing literature.

•

As part of the initial warranty of the Dimensions product, customers will receive not only bug fixes related to the software but also will receive any updates and enhancements to the software that are released. Therefore, the Company concluded that this represents Post Contract Support (“PCS”) as defined in SOP 97-2.

As a result, the Company has determined that the Dimensions product contains software that is more than incidental to the product as a whole and thus, will be accounted for under SOP 97-2. Therefore, the Company will recognize revenue upon installation and acceptance, if required, and will defer the vendor-specific objective evidence of fair value of the initial bundled PCS. The Company has determined that vendor-specific objective evidence of fair value of the initial bundled PCS exists based on the establishment of price for which this element will be sold separately by management having the relevant authority and that it is probable that this price will not change prior to when this service is sold separately. The Company has specified the renewal rates at which service can be purchased separately upon expiration of the initial PCS period and those rates are consistent.

(4) Business Combinations

(a) Third Wave Technologies, Inc.

On July 24, 2008 the Company completed its acquisition of Third Wave Technologies, Inc. (“Third Wave”) pursuant to a definitive agreement dated June 8, 2008. The Company has concluded that the acquisition of Third Wave does not represent a material business combination and therefore no pro-forma financial information has been provided herein. Subsequent to the acquisition date, the Company’s results of operations include the results of Third Wave, which has been reported as a component of the Company’s Diagnostics reporting segment.

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

The Company paid $11.25 per share of Third Wave, for an aggregate purchase price of approximately $591,200 (subject to adjustment) consisting of approximately $575,400 in cash in exchange for stock and warrants; approximately 668 of fully vested stock options granted to Third Wave employees in exchange for their vested Third Wave stock options, with an estimated fair value of approximately $8,100; and approximately $7,700 for acquisition related fees and expenses. There are no potential contingent consideration arrangements payable to the former shareholders in connection with this transaction. Additionally, the Company granted approximately 315 unvested stock options in exchange for unvested Third Wave stock options, with an estimated fair value of approximately $5,100, which is being recognized as compensation expense over the vesting period.

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

Expected life	1.48 years
Expected volatility	42.16%
Risk-free interest rate	2.33%
Fair value per share determined in accordance with EITF 99-12	$23.54

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

Net tangible assets acquired as of July 24, 2008	$85,500
Increase in inventory to fair value	5,100
Increase in property and equipment to fair value	800
In-process research and development	195,200
Developed technology and know-how	92,300
Deferred income tax liability	(38,300)
Goodwill	250,600

Estimated Purchase Price	$591,200

The preliminary purchase price allocation resulted in goodwill of approximately $241,800 as of July 24, 2008, the date of the acquisition. During the three months ended December 27, 2008, the Company increased goodwill in the amount of approximately $8,800, primarily related to an $11,400 reduction in the estimated net operating loss acquired, partially offset by a $3,200 increase in the preliminary estimate of other tax attributes acquired.

Subsequent to the close of the Third Wave acquisition through December 27, 2008, stock options, originally issued by Third Wave and converted into options to purchase Hologic common stock, were exercised. The Company recorded the estimated tax benefit of approximately $121 and $368 related to the exercise of these options as a reduction to goodwill during fiscal 2009 and fiscal 2008, respectively.

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

The most significant acquired in-process technology related to the HPV Cervista High Risk (“HR”), for which the Company has estimated a value of approximately $151,200. The Company currently sells HPV reagents that detect certain high risk HPV types as Analyte Specific Reagents (“ASRs”). In 2006, Third Wave began clinical trials for PMA submissions to the FDA for Cervista HR. The Company submitted the PMAs in April 2008. Subsequent to receiving FDA approval, management expects to discontinue selling the HPV ASRs and only sell HPV In Vitro Diagnostics (“IVDs”). As such, the HPV in-process research and development relates only to the HPV IVDs and the HPV ASRs were valued as developed technology. The estimated cost to complete this technology was approximately $19,300.

The estimated cost to complete Third Wave’s remaining in-process research and development projects in the aggregate was approximately $9,800.

The net deferred income tax liability relates to the tax effect of acquired identifiable intangible assets and fair value adjustments to acquired inventory and property and equipment, as such amounts are not deductible for tax purposes.

(b) Cytyc Corporation

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

The aggregate purchase price of approximately $6,156,900 includes $2,094,800 in cash; 132,038 shares of Hologic common stock at an estimated fair value of $3,671,500; approximately 16,465 of fully vested stock options granted to Cytyc employees in exchange for their vested Cytyc stock options, with an estimated fair value of approximately $241,400; the fair value of Cytyc’s outstanding convertible notes assumed in the merger of approximately $125,000; and approximately $24,200 of direct acquisition costs. There are no potential contingent consideration arrangements payable to the former Cytyc shareholders in connection with this transaction.

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

The fair value of vested Hologic common stock options exchanged for vested Cytyc options was included in the purchase price as such options were fully vested. The Company estimated the fair value of these stock options using the Binomial Option Pricing Model. The Company estimated the fair value of the stock options assuming no expected dividends and the following weighted-average assumptions:

Expected life	2.50 years
Expected volatility	35.10%
Risk-free interest rate	4.82%
Fair value per share determined in accordance with EITF 99-12	$27.81

(ii) Purchase Price Allocation

The allocation of the purchase price is based upon estimates of the fair value of assets acquired and liabilities assumed as of October 22, 2007. As a result of the merger, the Company has assumed Cytyc’s obligation to Adiana’s former stockholders to make contingent earn-out payments based on the achievement of milestones. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of December 27, 2008, the Company has not recorded any amounts for the potential earn-outs. The Company had formulated and undertaken a plan to restructure certain of Cytyc’s activities. The Company recorded a liability of approximately $2,800 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), primarily related to the termination of certain employees, minimum inventory purchase commitments and other contractual obligations for which the related business activities have been discontinued.

Book value of net assets acquired as of October 22, 2007	$1,158,600
Less: write-off of existing deferred financing costs, goodwill and intangible assets, including related deferred taxes	(787,900)

Adjusted book value of assets acquired	370,700
Remaining allocation:
Increase inventory to fair value	42,300
Increase property and equipment to fair value	5,100
Increase in liabilities recorded in accordance with EITF 95-3	(2,800)
Decrease deferred revenue to fair value	400
Identifiable intangible assets at fair value	2,486,600
Acquired in-process research and development	370,000
Deferred taxes	(943,400)
Goodwill	3,828,000

Total purchase price	$6,156,900

(iii) Valuation of Intangible Assets and Goodwill

The purchase price for the merger with Cytyc has been allocated to assets acquired and liabilities assumed based on management’s estimate of their fair values. Management has allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets and in-process research and development based upon a detailed valuation that relies on information and assumptions further described below. Any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed is allocated to goodwill.

Identifiable Intangible Assets

As part of the preliminary purchase price allocation, the Company determined that Cytyc’s identifiable intangible assets include existing technology, customer relationships and trade names. Cytyc’s existing technology relates to patents, patent applications and know-how with respect to the technologies embedded in its currently marketed products. In determining the allocation of the purchase price to existing technology, consideration was only given to patents and patent applications that relate to products that have been approved by the FDA. Cytyc’s customer relationship assets relate to relationships that Cytyc’s sales force has developed with obstetricians/gynecologists and gynecological surgeons, breast surgeons, radiation oncologists, clinical laboratories and other physicians. The trade names relate to both the Cytyc name as well as key product names.

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

The most significant acquired in-process technology related to the Adiana Complete TCS System for which the Company has estimated a value of approximately $220,000. The TCS product is an incisionless trans-cervical permanent sterilization device intended to be performed as an office-based procedure. The system consists of three different parts: a disposable applicator, an implantable polymer matrix and a radio frequency controller. The procedure can be performed in a hospital or physician’s office, and should generally take twelve minutes, with a thirty to forty minute recovery time. As of December 27, 2008 the estimated remaining costs to complete the clinical trials were expected to be approximately $400.

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

The successful development of new products and product enhancements is subject to numerous risks and uncertainties, both known and unknown, including, unanticipated delays, access to capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products and enhancements including, for example, changes requested by the FDA in connection with PMA applications for products or 510(k) notification. Given the uncertainties inherent with product development and introduction, there can be no assurance that any of the Company’s product development efforts will be successful on a timely basis or within budget, if at all. The failure of the Company to develop new products and product enhancements on a timely basis or within budget could harm the Company’s results of operations and financial condition.

Goodwill

The preliminary purchase price allocation resulted in goodwill of approximately $3,844,100 as of October 22, 2007, the date of the merger. During the three months ended December 27, 2008, the Company reduced goodwill related to the Cytyc merger in the amount of approximately $1,900 primarily related to a decrease in the valuation allowance related to certain tax assets acquired where the Company has determined that it is more likely than not that these assets will be realized. The Company also reduced this goodwill in the amount of approximately $14,200 from the date of acquisition through September 27, 2008. The reduction was primarily related to a $16,800 increase in the preliminary valuation of assets acquired (primarily related to deferred tax assets acquired), an $1,845 increase in the preliminary valuation of certain tangible assets and a $1,700 increase in the preliminary valuation of certain intangible assets which were partially offset by a $5,900 increase in the preliminary estimate of liabilities assumed (primarily related to current tax liabilities) and a $200 increase in the preliminary estimate of acquisition costs and expenses.

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

Subsequent to the close of the Cytyc merger through December 27, 2008, vested stock options, originally issued by Cytyc and converted into options to purchase Hologic common stock, were exercised. The Company recorded the estimated tax benefit of approximately $49,300 related to the exercise of these options as a reduction to goodwill during fiscal 2008.

Goodwill as of December 27, 2008 related to the Cytyc merger was approximately $3,778,700.

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

(approximate amounts in thousands, except per share data)	December 29, 2007
Net revenue	$408,351
Net income	$41,298
Net income per common share:
Basic	$0.17

Diluted	$0.16

The $370,000 charge for acquired in-process research and development, the fair value of the inventory step-up of $41,500, stock-based compensation of $60,000, direct acquisition fees and expenses of $28,000 and change of control payments of $18,600 that were a direct result of the transaction are excluded from the unaudited pro-forma information above. The unaudited pro-forma results are not necessarily indicative of the results that the Company would have attained had the merger with Cytyc occurred at the beginning of the periods presented.

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

(5) Other Balance Sheet Information

Components of selected captions in the Consolidated Balance Sheets at December 27, 2008 and September 27, 2008 consisted of:

	December 27, 2008	September 27, 2008
Inventories, net
Raw material and work-in-process	$109,316	$106,291
Finished goods	72,080	68,376

	$181,396	$174,667

Inventories are stated at the lower of cost (first-in, first-out) or market.

Certain work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

	December 27, 2008	September 27, 2008
Property and Equipment, net
Equipment and software	$179,045	$172,790
Customer usage equipment	103,069	100,315
Building and improvements	56,120	55,743
Leasehold improvements	39,030	38,620
Furniture and fixtures	11,127	11,083
Land	8,931	8,978

	397,322	387,529
Less – accumulated depreciation and amortization	(116,340)	(103,554)

	$280,982	$283,975

Accrued Expenses
Accrued compensation and employee benefits	$52,058	$69,882
Accrued commissions	12,970	15,768
Accrued warranty, current portion	8,084	9,080
Accrued income and other taxes	13,683	11,744
Accrued interest	4,566	11,284
Other accrued expenses	35,867	36,988

	$127,228	$154,746

	December 27, 2008	September 27, 2008
Other Long-Term Liabilities
Accrued lease obligation – long-term	$31,319	$31,204
Reserve for income tax uncertainties	13,684	12,307
Pension liabilities – long-term	6,764	6,995
Other	6,236	6,947

	$58,003	$57,453

Restricted Cash

Restricted cash is primarily comprised of bank deposits to fund deferred compensation payments to former executives. The Company expects to make all payments within fiscal 2009.

(6) Indebtedness

(a) Credit Agreement

In connection with its acquisition of Third Wave, on July 17, 2008, the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Goldman Sachs Credit Partners L.P. and certain other lenders (collectively, the “Lenders”). The Amended Credit Agreement amended and restated the Company’s existing credit agreement with the Lenders, dated as of October 22, 2007.

Pursuant to the terms and conditions of the Amended Credit Agreement, the Lenders committed to provide senior secured financing in an aggregate amount of up to $800,000. The credit facility consisted of a $400,000 senior secured tranche A term loan (“Term Loan A”); a $200,000 senior secured tranche B term loan (“Term Loan B”); and a $200,000 senior secured revolving credit facility (the “Revolving Facility”).

In order to complete the acquisition of Third Wave, the Company borrowed $540,000 under the credit facilities on July 17, 2008, consisting of $400,000 under the Term Loan A and $140,000 under the Term Loan B. As of December 27, 2008, the Company had an aggregate of approximately $436,000 of principal outstanding under this credit facility of which approximately $321,000 was under the Term Loan A and approximately $115,000 was under the Term Loan B. The long-term portion of the Term Loan A and Term Loan B loans were approximately $288,000 and $113,000, respectively, at December 27, 2008. The Company had no amounts outstanding and no scheduled required payments under its Revolving Facility and, therefore, had full availability of the $200,000 Revolving Facility as of December 27, 2008. The final maturity dates for the credit facility are September 30, 2012 for the Term Loan A and Revolving Facility and March 31, 2013 for the Term Loan B.

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

The margin applicable to loans under the Revolving Facility and the Term Loan A is subject to specified changes based on certain changes in the leverage ratio as specified in the Amended Credit Agreement.

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

Borrowings outstanding under the Amended Credit Agreement during the three months ended December 27, 2008 had a weighted average interest rate of 5.24%. At December 27, 2008 the interest rates on the outstanding Term Loan A borrowings ranged from 4.0% to 4.75% and on the Term Loan B borrowings ranged from 4.75% to 5.25%. Interest expense under the Amended Credit agreement for the term loans totaled $6,793 during the first quarter of fiscal 2009, which included non-cash interest expense of approximately $1,099 related to the amortization of the capitalized deferred financing costs related to this facility. As of December 27, 2008, there was $16,033 in deferred financing costs related to the Term Loans classified as Other Assets on the Company’s Consolidated Balance Sheet.

Interest expense under the Amended Credit Agreement for the Revolving Facility totaled $487 during the first quarter of fiscal 2009, consisting of non-cash interest expense of $243 related to the amortization of capitalized deferred financing costs as well as commitment fees on the unused portion of this facility. As of December 27, 2008, there was $3,712 in deferred financing costs related to the Revolving Facility classified as Other Assets on the Company’s Consolidated Balance Sheet.

Borrowings under the original credit agreement from initial drawdown at October 22, 2007 through December 29, 2007 had a weighted average interest rate of 6.97%. Interest expense under these credit facilities totaled $28,400 during the three months ended December 29, 2007, which included non-cash interest expense of approximately $5,020 related to the amortization of the capitalized deferred financing costs.

The Company will pay a quarterly commitment fee, at a per annum rate of 0.50%, on the undrawn commitments available under the Revolving Facility, which per annum rate is subject to reduction based on a leverage ratio as specified in the Amended Credit Agreement.

The credit facilities contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including financial covenants which require the Company to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter. The Company was in compliance with all covenants as of December 27, 2008.

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

Interest expense under the Convertible Notes totaled $10,222 and $2,093 during the three months ended December 27, 2008 and December 29, 2007, respectively, which included non-cash interest expense of $1,501 and $271, respectively, related to the amortization of the capitalized deferred financing costs related to the Convertible Notes Agreement. As of December 27, 2008, there was $29,750 in deferred financing costs related to the Convertible Notes classified as Other Assets on the Company’s Consolidated Balance Sheet.

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

The holders of the Convertible Notes may convert the notes into shares of the Company’s common stock at a conversion price of approximately $38.60 per share, subject to adjustment, prior to the close of business on September 15, 2037, subject to prior redemption or repurchase of the notes, upon the occurrence of certain events, as defined. None of the events that would allow the holders to convert prior to September 15, 2037 have occurred to date.

In lieu of delivery of shares of the Company’s common stock in satisfaction of the Company’s obligation upon conversion of the Convertible Notes, the Company may elect to deliver cash or a combination of cash and shares of the Company’s common stock. If the Company elects to satisfy its conversion obligation in a combination of cash and shares of the Company’s common stock, the Company will deliver up to a specified dollar amount of cash per $1,000 original principal amount of Convertible Notes, and will settle the remainder of the conversion obligation in shares of its common stock, in each case as provided in the Indenture. It is the

Company’s current intent and policy to settle any conversion of the Convertible Notes as if the Company had elected to make the net share settlement election.

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

Based on the Company’s evaluation of the Convertible Notes in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Company determined that the Convertible Notes contained a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment requiring bifurcation as the features were not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of December 10, 2007 and December 27, 2008.

As of December 27, 2008, upon conversion, including the potential premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 56,000 common shares to the Convertible Note holders.

Please See Note 20, “Recent Accounting Pronouncements”, for a discussion related to the impact of the adoption of FASB Staff Position Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) in fiscal 2010.

(c) AEG Debt

The Company’s AEG subsidiary has approximately $10,000 outstanding at December 27, 2008 under certain debt agreements. The terms of the agreements have various maturities ranging from December 30, 2010 through March 30, 2014. Outstanding borrowings had interest rates ranging from 3.9% to 4.3% and 5.6% to 7.2% during the three months ended December 27, 2008 and December 29, 2007, respectively. Interest expense incurred under these debt agreements totaled $145 and $191 during the three months ended December 27, 2008 and December 29, 2007, respectively.

(7) Commitments and Contingencies

(a) Contingent Earn-Out Payments

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

The Company satisfied its obligation for a second and final earn-out to the former Suros Surgical Systems, Inc. (“Suros”) stockholders related to Suros’ incremental revenue growth for revenues earned through July 31, 2008. The Company accrued an amount of approximately $24,500 for this second annual earn-out in the fourth quarter of 2008, with an increase to goodwill, which was paid in full as of December 27, 2008. The Company had also made a payment of approximately $19,000 to the former Suros stockholders in the fourth quarter of fiscal 2007 for the first year earn-out.

The Company also has an obligation for up to two annual earn-out payments not to exceed $15,000 in the aggregate based on BioLucent’s achievement of certain revenue targets. The Company has considered the provision of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of December 27, 2008, the revenue targets have not been achieved and the Company has not recorded any amounts for these potential earn-outs.

(b) Purchase Obligations

In September 2005, the Company entered into an exclusive distribution and service agreement in the United States under which the Company will sell and service a line of extremity MRI systems. On October 31, 2007 the Company and Esaote amended the terms of this agreement such that the Company’s remaining minimum purchase obligation is approximately $3,000 through December 31, 2008. The Company has accrued this obligation as of December 27, 2008.

(8) Pension and Other Employee Benefits

In conjunction with its acquisition of AEG, the Company assumed certain defined benefit pension plans covering the employees of the AEG German subsidiary (the “Pension Benefits”). As of September 29, 2007 the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”), using a prospective approach. The adoption of SFAS 158 did not impact the Company’s compliance with its debt covenants under its credit agreements, cash position or results of operations.

As of December 27, 2008 and September 27, 2008, the Company has recorded a pension liability of approximately $7,080 and $7,323, respectively, primarily as a component of long-term liabilities, in the accompanying consolidated financial statements. As of December 27, 2008 and September 27, 2008, the pension plans held no assets. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Pension benefits are safeguarded by the Pension Guaranty Fund; a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency. The Company’s net periodic benefit cost and components thereof were not material during the three months ended December 27, 2008 and December 29, 2007.

(9) Net Income (Loss) Per Share

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

A reconciliation of basic and diluted share amounts are as follows:

	Three months ended
	December 27, 2008	December 29, 2007
Numerator:
Net income (loss), as reported, for basic earnings per share	$47,993	$(358,608)
Interest expense on Cytyc Notes, net of tax	1	—

Net income (loss), as adjusted, for diluted earnings per share	$47,994	$(358,608)

Denominator:
Basic weighted average common shares outstanding	256,212	216,882
Weighted average common equivalent shares from assumed exercise of stock options, restricted stock units and stock purchase plan	2,211	—
Weighted average common equivalent shares from assumed conversion of convertible notes	10	—

Diluted weighted average common shares outstanding	258,433	216,882

Basic net income (loss) per common share	$0.19	$(1.65)

Diluted net income (loss) per common share	$0.19	$(1.65)

Diluted weighted average shares outstanding do not include options outstanding to purchase 11,064 common shares and 2,060 outstanding restricted stock units for the three months ended December 27, 2008, as their effect would have been anti-dilutive. Diluted weighted average shares outstanding do not include options outstanding to purchase 5,720 common shares and 232 outstanding restricted stock units for the three months ended December 29, 2007, as their effect would have been anti-dilutive. Diluted weighted average shares outstanding for the three months ended December 29, 2007 do not include 129 common shares that would be issued upon conversion of the Cytyc notes, as their effect would have been anti-dilutive. Diluted average shares outstanding do not include any effect resulting from the conversion of the Company’s convertible notes as their impact would be anti-dilutive for all periods presented.

(10) Stock-based Compensation

Share-based compensation expense in the three months ended December 27, 2008 and December 29, 2007 is as follows:

	Three months ended
	December 27, 2008	December 29, 2007
Cost of Product Sales	$644	$725
Research and Development	1,325	686
Selling and Marketing	1,571	715
General and Administrative	3,930	5,457

Stock Options

The Company granted approximately 2,814 and 1,360 stock options, respectively, during the three months ended December 27, 2008 and December 29, 2007 with exercise prices ranging from $13.07 to $14.50 and a weighted average exercise price of $14.50 in the first quarter of fiscal 2009 and from $8.23 to $34.91 and a weighted average exercise price of $27.32 in the first quarter of fiscal 2008. There were 17,083 options outstanding at December 27, 2008 with a weighted average exercise price of $16.79.

The Company has elected to use a binomial model to determine the weighted average fair value of options. The weighted-average assumptions utilized to value these options are indicated in the following table:

	Three months ended
	December 27, 2008	December 29, 2007
Risk-free interest rate	2.0%	4.0%
Expected volatility	46%	37-38%
Expected life (in years)	4.0	4.0-4.6
Dividend yield	—	—
Forfeiture rate	7.74%	9.0%
Weighted average fair value of options granted	$5.43	$10.97

Included in stock-based compensation expense for the three months ended December 29, 2007 was $2,662 as a result of the acceleration of vesting for certain outstanding Hologic stock options upon the close of the merger with Cytyc. The original terms of these employee stock options provided for acceleration of vesting upon a change of control.

Also included in stock-based compensation during the three months ended December 29, 2007 was $2,264 as a result of a modification of certain stock options in connection with the Cytyc Merger Agreement in May 2007. The modification provided for acceleration of vesting of the unvested options upon a termination as a result of a change of control, as well as an extension of the period to exercise vested options from 90 days to December 31, 2009, which occurred upon the close of the merger with Cytyc.

Restricted Stock Units

The Company granted approximately 1,629 and 122 restricted stock units, respectively, during the three months ended December 27, 2008 and December 29, 2007 with weighted average grant date fair values of $14.50 in the first quarter of fiscal 2009 and $32.82 in the first quarter of fiscal 2008. As of December 27, 2008, there were 3,069 unvested restricted stock units outstanding with a weighted average grant date fair value of $22.22.

The estimated forfeiture rate for restricted stock awards used in determining the expense recorded in the Company’s Consolidated Statements of Operations was 6.4% for the three month period ended December 27, 2008.

Stock-based compensation expense for the three months ended December 27, 2008 and December 29, 2007 for restricted stock units included $41 and $570, respectively, as a result of the acceleration of vesting for certain outstanding restricted stock units in connection with the acquisition of Third Wave and the merger with Cytyc. The original terms of these restricted stock units provided for acceleration of vesting upon a change of control.

Employee Stock Purchase Plans

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

Option Exchange Program

On December 22, 2008, the Board of Directors approved a one-time stock option exchange program, subject to stockholder approval (the “Option Exchange Program”). The Option Exchange Program would permit eligible employees to exchange their outstanding options issued on January 16, 2008 at an exercise price per share of $33.31 for a lesser number of new options (“New Options”), with such number of New Options issuable upon exchange calculated pursuant to an exchange ratio. The New Options would have an exercise price not less than 110% of the closing sales price of the Company’s common stock on the date of the new grant.

The proposed exchange ratio for a surrendered option will be determined based on the original exercise price of the surrendered option. The Company intends to use an exchange ratio that will result in the issuance of New Options having a fair value approximately equal to the fair value of the surrendered option in the exchange, as determined for financial accounting purposes in accordance with SFAS 123(R). This exchange ratio should not result in any additional compensation expense to the Company in connection with the issuance of the New Options or the cancellation of the surrendered options. As of December 27, 2008, employees holding approximately 820 eligible options in the aggregate would have been eligible to participate in the Option Exchange Program.

(11) Comprehensive Income (Loss)

The Company’s items of other comprehensive income (loss) relate foreign currency translation adjustments, and are presented separately on the balance sheet as required.

A reconciliation of comprehensive income (loss) is as follows:

	Three months ended
	December 27, 2008	December 29, 2007
Net income (loss) as reported	$47,993	$(358,608)
Translation adjustment	(1,633)	1,600

Comprehensive income (loss)	$46,360	$(357,008)

(12) Business Segments and Geographic Information

The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief decision-maker, as defined under SFAS 131, is the chief operating officer. The Company reports its business as four segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. The Diagnostics segment includes the results of Third Wave Technologies, which was acquired in the fourth quarter of fiscal 2008.

Identifiable assets for the four principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other identifiable assets as corporate assets. Intersegment sales and transfers are not significant. Segment information for the three months ended December 27, 2008 and December 29, 2007 is as follows:

	Three Months Ended
	December 27, 2008	December 29, 2007
Total revenues –
Breast Health	$199,112	$196,962
Diagnostics	134,624	100,312
GYN Surgical	67,949	49,886
Skeletal Health	27,548	24,285

	$429,233	$371,445

Operating income (loss) –
Breast Health	$44,960	$42,672
Diagnostics	24,283	(81,970)
GYN Surgical	19,981	(282,872)
Skeletal Health	4,497	(611)

	Three Months Ended
	December 27, 2008	December 29, 2007
	$93,721	$(322,781)

Depreciation and amortization –
Breast Health	$10,800	$9,401
Diagnostics	39,346	20,308
GYN Surgical	14,293	5,465
Skeletal Health	1,742	1,389

	$66,181	$36,563

Capital expenditures –
Breast Health	$3,845	$4,877
Diagnostics	1,487	2,843
GYN Surgical	1,942	2,556
Skeletal Health	2,225	1,916

	$9,499	$12,192

	December 27, 2008	September 27, 2008
Identifiable assets –
Breast Health	$1,433,422	$1,435,674
Diagnostics	2,952,622	2,976,854
GYN Surgical	3,064,885	3,080,365
Skeletal Health	31,827	25,151
Corporate	656,609	616,588

	$8,139,365	$8,134,632

There were no customers with balances greater than 10% of accounts receivable as of December 27, 2008 or September 27, 2008, nor any customer that represented greater than 10% of product revenues during the three months ended December 27, 2008 and December 29, 2007.

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America, during the three months ended December 27, 2008 and December 29, 2007 totaled approximately $81,421 and $67,596, respectively.

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

There were no intersegment revenues during the three months ended December 27, 2008.

Export product sales as a percentage of total product sales were as follows:

	Three months ended
	December 27, 2008	December 29, 2007
Europe	13%	12%
Asia	4%	4%
All others	5%	4%

	22%	20%

(13) Litigation and Other Matters

On October 5, 2007, Ethicon Endo-Surgery, Inc., a Johnson & Johnson operating company, filed a complaint against the Company and its wholly-owned subsidiary Suros in the United States District Court for the District of Ohio. The complaint alleges that certain of the ATEC biopsy systems manufactured and sold by Suros infringe four Ethicon patents. An amended complaint filed January 11, 2008 additionally asserts claims of unfair competition. The complaint seeks to enjoin Hologic and Suros from conducting acts of unfair competition and infringing the patents as well as the recovery of unspecified damages and costs. A Markman hearing was held on January 8, 2009. Given the early stage of the litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

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

On January 8, 2008, the Company filed a suit against SenoRx in the United States District Court for the District of Northern California for infringement of U.S. Patent Nos. 5,913,813, 6,413,204, and 6,482,142. The complaint seeks to enjoin SenoRx from infringing the patents, recovery of damages and costs and seeks a finding of willful infringement. On February 6, 2008 the Company filed a motion for preliminary injunction seeking to enjoin further sales of the SenoRx Contura device. On April 25, 2008 the judge issued an order denying the motion but ordered the parties to schedule a trial in 60-90 days from the date of the order. A Markman hearing was held on October 14, 2008.

In October 2005, Third Wave, which the Company acquired by way of merger on July 24, 2008, filed a declaratory judgment suit in the United States District Court for the Western District of Wisconsin against Digene Corporation seeking a ruling that its HPV ASRs do not infringe any valid claims of Digene’s human papillomavirus related patents. In January 2006, Third Wave reached an agreement with Digene to dismiss the suit without prejudice. Third Wave also agreed that neither party would file a suit against the other relating to the human papillomavirus patents for one year. After this period expired, on January 11, 2007, Digene Corporation filed suit against Third Wave in the United States Court for the Western District of Wisconsin. The complaint alleged patent infringement of unidentified claims of a single patent related to HPV type 52 by Third Wave’s HPV ASR product. Third Wave filed its response to Digene’s complaint on February 28, 2007, which, in addition to denying the alleged infringement, also asserted that certain Digene sales practices violate certain antitrust laws. After conducting a hearing on June 22, 2007, the court released its claim construction order on July 23, 2007 adopting all of Third Wave’s proposed construction. On July 31, 2007, Digene filed a motion to reconsider the court’s claim construction. On September 26, 2007, the court issued an order denying Digene’s motion for reconsideration in its entirety and upheld the earlier claim construction ruling. In response, in a filing to the court, Digene stated that it “believes it will not be able to sustain its claim of infringement.” On October 19, 2007 Digene filed a motion for summary judgment on Third Wave’s antitrust counterclaims. On November 23, 2007 the court issued an order dismissing Digene’s patent infringement claims. On January 11, 2008, the court issued an order granting Digene’s motion for summary judgment on Third Wave’s antitrust counterclaims. On February 29, 2008 both Third Wave and Digene filed notices of appeal to the Court of Appeals for the Federal Circuit. On June 11, 2008, Digene filed its opening brief asking the Federal Circuit to overturn certain of the district court’s claim construction. Oral arguments for the appeal were conducted on February 2, 2009.

The Company is a party to various other legal proceedings arising out of the ordinary course of its business. The Company believes that there are no other proceedings pending against it which, if determined adversely, would have a material adverse effect on its financial condition or results of operations.

(14) Income Taxes

The Company’s effective tax rates for the three months ended December 27, 2008 and December 29, 2007 were 34.0% and (1.8)%, respectively. For the three months ended December 27, 2008, the effective tax rate was reduced primarily due to the retroactive reinstatement of the Federal research and development tax credit. The effective tax rate for the three months ended December 29, 2007 was reduced primarily due to the acquired in-process research and development charge related to the Cytyc merger. As of December 27, 2008 the Company has recorded a net deferred tax liability of $873,000. This liability is net of certain deferred tax assets totaling approximately $52,000. Management’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable.

The Company had gross unrecognized tax benefits, including interest, of approximately $21,700 as of December 27, 2008. Of this amount, $6,800 represents the amount of unrecognized tax benefits as of December 27, 2008 that, if recognized, would result in a reduction of the Company’s effective tax rate. At December 29, 2007 the Company had $20,300 of gross unrecognized tax benefits, $4,200 of which, if recognized, would result in the reduction of the Company’s effective tax rate. However, upon the adoption of SFAS No. 141(R) changes in unrecognized tax benefits following an acquisition generally will affect income tax expense, including any changes associated with acquisitions that occurred prior to the effective date of SFAS 141(R). In the next twelve months it is reasonably possible that the Company will reduce the balance of its unrecognized tax benefits by $970 due to the expiration of statute of limitations and settlements with taxing authorities, of which $830 will reduce goodwill and $140 will reduce the Company’s effective tax rate.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as part of income tax expense in its Consolidated Statements of Operations. As of December 27, 2008, accrued interest was approximately $840, net of federal benefit. As of December 27, 2008, no penalties have been accrued.

The Company and its subsidiaries are subject to United States federal income tax, as well as income tax of multiple state income and foreign jurisdictions. The current tax returns are open for audit through fiscal 2013.

The Company currently has a tax holiday in Costa Rica that is scheduled to expire in 2015. This tax holiday will not materially reduce the Company’s income tax provision for fiscal 2009.

(15) Product Warranties

The Company generally offers a one-year warranty for its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized with the exception of the Company’s R2 CAD and Dimensions digital mammography products for which the Company defers the vendor-specific objective evidence of fair value of the post contract support to be provided during the warranty period. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary.

Product warranty activity for the three months ended December 27, 2008 and December 29, 2007 is as follows:

	Balance at beginning of period	Accruals for warranties provided during the period	Accruals for warranties acquired during the period	Write-offs/ payments	Balance at end of period
Three Months Ended:
December 27, 2008	$9,109	$1,321	$—	$(2,306)	$8,124
December 29, 2007	$12,087	$2,829	$591	$(2,311)	$13,196

(16) Restructuring Accrual

As a result of the Cytyc merger and the acquisition of Third Wave in the first and fourth quarters of fiscal 2008, respectively, the Company recorded liabilities related to restructuring plans, approved by the previous management of those companies and designed to reduce future operating expenses and recorded liabilities, of approximately $4,658 and $7,509, respectively. The Company did not incur any additional restructuring costs related to these plans, and it is anticipated that these costs will be paid in full during fiscal 2009.

Additionally, during fiscal 2008 the Company recorded a liability related to the Cytyc merger in accordance with EITF 95-3, primarily related to the termination of certain employees as well as minimum inventory purchase commitments and other contractual obligations for which business activities have been discontinued.

Changes in the restructuring accrual for the three months ended December 27, 2008 were as follows:

	Three Months Ended December 27, 2008
	Other	Termination Benefits
Beginning balance, September 27, 2008	$882	$1,309
Adjustments	(207)	(142)
Payments	—	(249)

Ending balance, December 27, 2008	$675	$917

As a result of the Cytyc merger, the Company also assumed an arrangement in which the Company is sub-leasing all of its Mountain View facility to a third party for a term of approximately five years, a period of time equivalent to the remainder of the Company’s lease of this facility. The sub-lease commenced on July 1, 2007.

(17) Related Party Transactions

In May 2006, the Company entered into retention and severance agreements with certain executives that provide for retention payments in cash totaling $3,000 if these executives remain employed with the Company through December 31, 2008 (the “Retention Date”). The Company determined that it was probable that these amounts would be paid and, therefore, has been accruing these amounts ratably through the Retention Date. In addition, in connection with the retention and severance agreement, these executives were awarded 108 restricted stock units with an aggregate value of $2,500 at the time of grant. These restricted stock units cliff vest on the Retention Date. These shares are excluded from the computation of basic earnings per share until the shares vest because the employee is not entitled to the reward of stock ownership. The Company has been recording the $2,500 of stock-based compensation over the vesting period of the restricted stock units. As a result, the Company recorded stock-based compensation expense of $234 during each of the three month periods ended December 27, 2008 and December 29, 2007. The $2,500 has been expensed in full as of December 27, 2008, and the related cash payments and stock issuance were completed in the second quarter of fiscal 2009.

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

In both October 2006 and October 2007, the Compensation Committee of the Board of Directors approved a $1,500 discretionary cash contribution to the SERP for each year respectively. In November 2008, the Compensation Committee of the Board of Directors approved a $2,825 discretionary contribution to the SERP for fiscal 2008. Discretionary contributions by the Company to the SERP are held in a Rabbi Trust. The Company is recording compensation expense for the SERP discretionary contribution ratably over the three-year vesting period, which totaled $490 and $242 in the three months ended December 27, 2008 and December 29, 2007, respectively. The full amount of the discretionary contribution, net of forfeitures, has been recorded as a component of accrued expenses in the accompanying Consolidated Balance Sheets.

The Company has purchased Company-owned group life insurance contracts, in which both voluntary and discretionary Company SERP contributions are invested to fund payment of the Company’s and employees’ contributed amounts and related earnings, in the amount of $7,809 which approximates the total of employee voluntary contributions into the plan and the Company’s cash portion of its discretionary contribution. The values of these life insurance contracts have been recorded as a component of other long-term assets in the accompanying Consolidated Balance Sheets. Changes in the cash surrender value of life insurance contracts, which resulted in a charge of $1,100 in the three months ended December 27, 2008 and $60 in the three months ended December 29, 2007, are recorded as a component of other expense (income), net in the accompanying Consolidated Statements of Operations.

(19) Goodwill and Intangible Assets

Intangible Assets

The majority of the Company’s intangible assets arose in connection with its business combinations. These intangible assets were recorded at fair value and are stated net of accumulated amortization and impairments.

The Company amortizes its intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 2 to 30 years. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company evaluates the realizability of long-lived assets, which primarily consist of property and equipment and definite lived intangible assets (the “SFAS 144 Long-Lived Assets”), on an annual basis, or more frequently when events or business conditions warrant it, based on expectations of non-discounted future cash flows for each subsidiary. As a result of the Company’s conclusion that an interim impairment test of goodwill was required during the first quarter of 2009 (see discussions below), the Company performed in the first quarter of 2009 an interim test for the impairment of long-lived assets as required by SFAS 144.

The interim evaluation of the impairment of long-lived assets, other than goodwill, was based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups in accordance with SFAS 144. If the sum of the expected non-discounted future cash flows was less than the carrying amount of the SFAS 144 Long-Lived Assets, the Company would recognize an impairment loss. The Company’s cash flow estimates were based upon historical cash flows, as well as future projected cash flows derived from the annual Company wide planning process and interim forecasting. The Company believes that its procedures for estimating gross future cash flows are reasonable and consistent with market conditions at the time of estimation. The results of the Company’s interim impairment testing under SFAS 144 indicated that there was no impairment of SFAS 144 Long-Lived Assets, other than goodwill, as of December 27, 2008.

Intangible assets consist of the following:

Reporting Segment	Description	Weighted Average Remaining Estimated Amortization Period (in years)	As of December 27, 2008		As of September 27, 2008
			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Breast Health	Developed Technology	10.36	$293,605	$41,321	$293,689	$35,739
	Customer Relationship	10.17	69,864	16,603	69,319	14,603
	Trade Name	17.85	24,646	2,706	24,663	2,309
	Order Backlog	0.00	800	800	800	800
	Patents	10.02	4,164	665	4,085	668
Diagnostics	Developed Technology	13.77	1,074,100	78,450	1,074,700	55,862
	Customer Relationship	13.75	224,900	13,700	224,900	7,837
	Trade Name	24.91	71,500	6,380	71,500	5,009
	Capitalized License Fees	5.45	4,363	280	4,364	112
GYN Surgical	Developed Technology	13.75	767,300	30,523	767,300	20,967
	Customer Relationship	13.75	189,917	2,295	189,917	69
	Trade Name	24.83	50,800	3,398	50,800	2,632
Skeletal Health	Patents	7.89	7,098	6,879	7,098	6,877
	Customer Relationship	7.78	145	4	—	—

	Totals		$2,783,202	$204,004	$2,783,135	$153,484

Amortization expense related to developed technology, capitalized license fees and patents is classified as a component of cost of product sales – amortization of intangible assets in the accompanying Consolidated Statements of Operations. Amortization expense related to customer relationship and trade name is classified as a component of amortization of acquired intangible assets in the accompanying Consolidated Statements of Operations.

The estimated remaining amortization expense for each of the five succeeding fiscal years:

Remaining nine months ended September 26, 2009	$151,008
Fiscal 2010	223,748
Fiscal 2011	230,213
Fiscal 2012	235,627
Fiscal 2013	228,513

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, a significant adverse change in legal factors or business climate and an adverse action or assessment by a regulator.

In prior years, the Company conducted its annual impairment test of goodwill for certain of its reporting units (its historical reporting units prior to the Cytyc merger) as of the last day of the second quarter. In performing the test, the Company utilized the two-step approach prescribed under SFAS 142. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. The Company considered a number of factors to determine the fair value of a reporting unit, including an independent valuation, to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales or offerings of similar companies. The Company bases the discount rate used to arrive at a present value as of the date of the impairment test on the Company’s weighted average cost of capital. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value.

In the fourth quarter of fiscal 2008, the Company changed the measurement date from the last day of its second quarter to the first day of its fourth quarter, in order to provide additional time to quantify the fair value of its reporting units and to evaluate the results of the impairment testing. This change did not delay, accelerate or avoid an impairment charge. This change did not have an effect on the Company’s financial performance or results of operations, nor was there any impact on prior periods’ financial statements under the requirements of SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). The retrospective application as required under SFAS 154 was not necessary as no impairment charges had been recorded in any previously recorded financial statements nor did the change in measurement date cause any impairments.

As a result of the change in the measurement date for the Company’s annual goodwill impairment test for its historical reporting units from the last day of the second quarter of the fiscal year to the first day of the fourth quarter of the fiscal year, the Company has evaluated, in accordance with paragraph 27 of SFAS 142, whether the detailed determination of fair value of its historical reporting units as of March 29, 2008 could be carried forward to the first day of its fiscal fourth quarter of 2008 or if a new test of goodwill impairment was required to be performed for these historical reporting units. In its evaluation, the Company noted that the assets and liabilities of the reporting units had not changed significantly, there was sufficient margin between the carrying amount and fair value determination for each reporting unit and no events or circumstances related to these reporting units would suggest that a current fair value determination of reporting units would result in a valuation lower than the carrying amount of the reporting units. Based on this evaluation, the Company believed it sufficiently met the requirements of paragraph 27 of SFAS 142 to carry forward its estimate of fair value for these reporting units.

The Company conducted its annual impairment test of goodwill for its new reporting units as a result of the Company’s acquisition of Cytyc Corporation as of the first day of the fourth quarter of fiscal 2008. In performing the test, the Company utilized the two-step approach prescribed under SFAS 142. The Company considered a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation was based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales or offerings of similar companies. The Company based the discount rate used to arrive at a present value as the date of the impairment test on the Company’s weighted average cost of capital. The fair value of each reporting unit was determined to be in excess of each reporting unit’s carrying value and as a result the second step of the impairment test was not required.

Based upon a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of the Company’s market capitalization significantly below the book value of the Company’s net assets, the Company concluded that potential goodwill impairment indicators existed as of December 27, 2008. As a result, the Company is performing an interim goodwill impairment analysis as of December 27, 2008 in accordance with SFAS 142. The Company has engaged an outside valuation advisor to assist in valuing the Company’s reporting units and preparing the goodwill impairment analysis. Step 1 of the Company’s impairment analysis under SFAS 142 indicates that the carrying value of the net assets of certain reporting units, primarily acquired in connection with the Cytyc acquisition, exceeds the estimated fair value of those reporting units. These reporting units had goodwill totaling approximately $4,000,000, as of December 27, 2008. As a result, the Company will be required to perform Step 2 of the goodwill impairment test under SFAS 142 to determine the amount, if any, of goodwill impairment charges by reporting unit to be recorded by the Company. The Company expects to complete the Step 2 analysis by the end of its fiscal second quarter, March 28, 2009. The Step 2 analysis under SFAS 142 requires the Company to perform a theoretical purchase price allocation for each of these reporting units to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill by reporting unit. In the event that the Company determines that its goodwill is impaired in whole or in part, the Company will record a non-cash charge, which could be material, in the second quarter of fiscal 2009. As the goodwill impairment analysis under SFAS 142 is not complete, the Company cannot determine if an impairment charge is probable and cannot reasonably estimate the amount of any potential impairment charge.

The estimate of fair value requires significant judgment. Any loss resulting from the SFAS 142 impairment analysis would be reflected in operating income (loss) in the Company’s Consolidated Statements of Operations. The impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. Any potential impairment charges related to goodwill would have no impact on the Company’s cash balances or compliance with financial covenants under its Amended and Restated Credit Agreement.

The allocation of goodwill by reporting segment consists of the following:

	Balance as of December 27, 2008	Balance as of December 29, 2007
Breast Health	$928,536	$930,672
Diagnostics	1,494,594	1,486,988
GYN Surgical	2,023,804	2,024,639
Skeletal Health	8,174	8,197

	$4,455,108	$4,450,496

The $4,600 increase to goodwill during the three months ended December 27, 2008 primarily includes an $11,400 decrease to the estimated tax net operating loss carryforward acquired as a result of the Third Wave acquisition as a result of an increase in the valuation allowance related to these assets acquired where the Company determined that it was more likely than not that these assets would be realized, offset by decreases in goodwill for increases to the tax net operating loss carryforwards acquired as a result of the Cytyc and R2 acquisitions in the amounts of $2,100 and $2,000, respectively, and an increase in the preliminary estimate of other tax attributes acquired in the Third Wave acquisition of $3,200.

(20) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination to be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally to affect income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Early adoption is prohibited. The Company is currently evaluating the impact that the adoption of SFAS 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Early adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires increased qualitative, quantitative, and credit-risk disclosures, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company is required to adopt SFAS 161 effective for the quarter ended March 28, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, its adoption will not affect the Company’s financial condition, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R). The FSP is effective for financial statements for fiscal years beginning after December 15, 2008, which will be the beginning of fiscal 2010 for the Company. The Company is currently evaluating the impact that the adoption of this FSP will have on its consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. The liability and equity components of convertible debt instruments within the scope of this FSP must be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the debt over the amount ultimately allocated to the liability component is required to be amortized to interest expense using the interest method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As a result, the Company will adopt this standard at the beginning of fiscal 2010. This FSP must be applied retrospectively to all periods presented. The retrospective adoption of this FSP will increase the Company’s historical reported interest expense from December 10, 2007 (issuance date of the Convertible Notes—See Note 6) forward.

The adoption of FSP APB 14-1 will have no impact on the Company’s actual past or future cash flows. However, upon adoption in fiscal 2010 the Company will restate prior periods by reclassifying approximately $470,000 of its Convertible Notes to additional paid-in capital, resulting in a debt discount. It is estimated that the Company’s non-cash interest expense will increase by approximately $2,600 for the three months ended December 29, 2007 and $15,900 for the three months ended December 27, 2008, resulting in a restated diluted net loss per share of approximately $1.66 for the three months ended December 29, 2007 and restated diluted net income per share of approximately $0.15 for the three months ended December 27, 2008.

On May 5, 2008, SFAS No. 162, the Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”) was issued. This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company has concluded that upon the adoption of this standard, the embedded derivative option in the Company’s Convertible Notes (See Note 6) will continue to be considered indexed to the Company’s own stock. As a result, the adoption of EITF 07-05 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	the risk that the current crisis affecting world financial markets may adversely affect our business and prospects;

•	the importance of third party reimbursement policies to support the sales and market acceptance of our products;

•

the risk that we may fail to successfully realize the anticipated benefits from combining recently acquired businesses, technologies, product lines, and products, including Third Wave and Cytyc, with our business for a number of reasons, including the following:

•	we may be unable to successfully integrate the acquired businesses, which may result in us not operating as effectively and efficiently as expected;

•	we may be unable to achieve the expected synergies from an acquisition or it may take longer than expected to achieve those synergies;

•	an acquisition may result in future impairment charges related to diminished fair value of businesses acquired as compared to the price we paid for them;

•	an acquisition may involve restructuring operations or reductions in workforce which may result in substantial charges to our operations;

•	an acquisition may involve unexpected costs or liabilities, or the effects of purchase accounting may be different from our expectations; and

•	the acquired businesses may be adversely affected by future legislative, regulatory, or tax decisions and/or changes as well as other economic, business and/or competitive factors.

•	risks associated with the continued market acceptance of our products, as well as the limited number of customers for our ThinPrep system;

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

•

an adverse change in the projected discounted cash flows from our acquired businesses or the business climate in which they operate, including the continuation of the current financial and economic turmoil, could require us to incur an impairment charge which would have an adverse impact on our operating results.

Based upon a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of our market capitalization significantly below the book value of our net assets, we concluded that potential goodwill impairment indicators existed as of December 27, 2008. As a result, we are performing an interim goodwill impairment analysis as of December 27, 2008 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). We have engaged an outside valuation advisor to assist in valuing our reporting units and preparing the goodwill impairment analysis. Step 1 of the impairment analysis under SFAS 142 indicates that the carrying value of the net assets of certain reporting units, primarily acquired in connection with the Cytyc acquisition, exceeds the estimated fair value of those reporting units. These reporting units had goodwill totaling approximately $4.0 billion as of December 27, 2008. As a result, we will be required to perform Step 2 of the goodwill impairment test under SFAS 142 to determine the amount, if any, of goodwill impairment charges by reporting unit to be recorded. We expect to complete the Step 2 analysis by the end of our fiscal second quarter, March 28, 2009. The Step 2 analysis under SFAS 142 requires us to perform a theoretical purchase price allocation for each of these reporting units to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill by reporting unit. In the event that we determine that our goodwill is impaired in whole or in part, we will record a non-cash charge, which could be material, in the second quarter of fiscal 2009. As the goodwill impairment analysis under SFAS 142 is not complete, we cannot determine if an impairment charge is probable and cannot reasonably estimate the amount of any potential impairment charge.

Other factors that could adversely affect our business and prospects are described in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended September 27, 2008 and in Part II, Item 1A of this report. The risks included above and in such reports are not exhaustive. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such forward-looking statement is based.

OVERVIEW

We are a developer, manufacturer and supplier of medical imaging systems and diagnostic and surgical products focused on the healthcare needs of women. Historically, we have developed, manufactured and marketed products focused on mammography, breast care and osteoporosis assessment. In October 2007, we completed our business combination with Cytyc Corporation (“Cytyc”), a company that develops, manufactures and markets complementary products covering a range of cancers and women’s health applications, including cervical cancer screening, prenatal diagnostics and partial breast radiation therapy. On July 24, 2008, we completed our acquisition of Third Wave Technologies, Inc. (“Third Wave”), a company that develops and markets molecular diagnostic reagents for a wide variety of DNA and RNA analysis applications based on its proprietary Invader chemistry.

We have historically focused our resources on developing systems and subsystems offering superior image quality and diagnostic accuracy, which has enabled us to capture significant market share and customer loyalty, despite the presence of large competitors. Our combination with Cytyc enabled us to benefit from Cytyc’s strengths in the fields of obstetrics, gynecology, radiation oncology and minimally invasive surgery. Our acquisition of Third Wave enabled us to further expand our offerings into the clinical molecular diagnostics market utilizing Third Wave’s Invader chemistry and its human papillomavirus (“HPV”) test currently awaiting FDA approval.

Our breast health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, computer-aided detection (“CAD”), breast biopsy guidance systems, minimally invasive breast biopsy and tissue extraction devices and breast brachytherapy products. Our new Dimensions digital mammography product received CE mark approval in Europe in fiscal 2008.

Our diagnostics products include the ThinPrep System, which is primarily used in cytology applications such as cervical cancer screening, and the Full Term Fetal Fibronectin Test, which offers clinical and cost benefits for the assessment of the risk of pre-term birth. Through our recent acquisition of Third Wave, we have added in vitro diagnostic tests using Third Wave’s Invader technology, allowing researchers and clinical laboratories to create assays to perform hepatitis C virus genotyping, inherited disorders testing and testing for other mutations associated with genetic predispositions and other diseases such as Cystic Fibrosis. We have also submitted applications to the FDA for pre-market approval (“PMA”) of two HPV tests.

Our GYN surgical products include the NovaSure Impedance Controlled RF Ablation System (“NovaSure System”), which enables physicians to treat women suffering from excessive menstrual bleeding in a minimally invasive manner in order to eliminate or reduce their bleeding, and the Adiana Complete Transcervical Sterilization (“TCS”) System, which is a form of permanent female contraception intended as an alternative to tubal ligation for which we are seeking a PMA from the FDA. The Adiana TCS system received CE mark approval in Europe in the second quarter of fiscal 2009.

Our skeletal health products include dual-energy X-ray bone densitometry systems, an ultrasound-based osteoporosis assessment product, our Fluoroscan mini C-arm imaging products and our Esaote line of extremity Magnetic Resonance Imaging (“MRI”) systems which are manufactured by an original equipment manufacturer.

We were incorporated in Massachusetts in October 1985 and reincorporated in Delaware in March 1990. Unless the context otherwise requires, references to us, we, Hologic or our company refer to Hologic, Inc. and each of its consolidated subsidiaries.

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

Recently the value of the U.S. dollar has strengthened against the value of many foreign currencies. A majority of our sales to international dealers are denominated in U.S. dollars. The strengthening of the U.S. dollar makes these products less competitive in international markets and may impact sales and margins over time. In addition, we have international sales, principally in our Diagnostics segment, that are denominated in foreign currencies. The value of these sales will decrease as the U.S. dollar strengthens. We believe that the strengthening of the U.S. dollar, if it persists, may have a material adverse effect on our international sales and margins.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, pension liabilities, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2008 and in Part II, Item 1A of this report.

Based upon a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of our market capitalization significantly below the book value of our net assets, we concluded that potential goodwill impairment indicators existed as of December 27, 2008. As a result, we are performing an interim goodwill impairment analysis as of December 27, 2008 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). We have engaged an outside valuation advisor to assist in valuing our reporting units and preparing the goodwill impairment analysis. Step 1 of the impairment analysis under SFAS 142 indicates that the carrying value of the net assets of certain reporting units, primarily acquired in connection with the Cytyc acquisition, exceeds the estimated fair value of those reporting units. These reporting units had goodwill totaling approximately $4.0 billion as of December 27, 2008. As a result, we will be required to perform Step 2 of the goodwill impairment test under SFAS 142 to determine the amount, if any, of goodwill impairment charges by reporting unit to be recorded. We expect to complete the Step 2 analysis by the end of our fiscal second quarter, March 28, 2009. The Step 2 analysis under SFAS 142 requires us to perform a theoretical purchase price allocation for each of these reporting units to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill by reporting unit. In the event that we determine that our goodwill is impaired in whole or in part, we will record a non-cash charge, which could be material, in the second quarter of 2009. As the goodwill impairment analysis under SFAS 142 is not complete, we cannot determine if an impairment charge is probable and cannot reasonably estimate the amount of any potential impairment charge.

The estimate of fair value requires significant judgment. Any loss resulting from the impairment test would be reflected in operating income (loss) in our Consolidated Statements of Operations. The impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2008, and as set forth below. There have been no material changes to our critical accounting policies from those set forth in our Annual Report.

Valuation of Acquired In-Process Research and Development—Third Wave Acquisition

As part of the preliminary purchase price allocation for our acquisition of Third Wave, approximately $195.2 million of the purchase price has been allocated to acquired in-process research and development projects. The amounts allocated to acquired in-process research and development represents programs for which some research and development has been completed, but technological feasibility has not been determined or FDA approval is pending. The amount allocated to acquired in-process research and development related to the Third Wave acquisition represents the estimated fair value based on risk-adjusted cash flows related to these projects using a discount rate of 20%. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products. The fair value attributable to these in-process projects was expensed at the time of the acquisition. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the transaction as a whole.

The most significant acquired in-process technology related to the HPV Cervista High Risk (“HR”) screening, for which we estimated a value of approximately $151.2 million. We currently sell HPV reagents that detect certain high risk HPV types as Analyte Specific Reagents (“ASRs”). In 2006, Third Wave began clinical trials for PMA submissions to the FDA for Cervista HR. We submitted the PMA in April 2008 and we are anticipating FDA approval in the first half of calendar 2009. Subsequent to receiving FDA approval, we expect to discontinue selling the HPV ASRs and only sell HPV In Vitro Diagnostics (“IVDs”). As such, the HPV in-process research and development relates only to the HPV IVDs and the HPV ASRs were valued as Completed Technology. The estimated cost to complete this technology was approximately $19.3 million.

The estimated cost to complete Third Wave’s remaining in-process research and development projects in the aggregate was $9.8 million.

Valuation of Acquired In-Process Research and Development—Cytyc Merger

As part of the purchase price allocation for our business combination with Cytyc, we allocated approximately $370.0 million of the purchase price to acquired in-process research and development projects. The amount allocated to acquired in-process research and development represents the estimated fair value based on risk-adjusted cash flows related to in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the merger. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products. The fair value attributable to these in-process projects is expensed at the time of the business combination. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the transaction as a whole.

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

The most significant acquired in-process technology relates to the Adiana TCS System for which we estimated a value of approximately $220.0 million. The system, currently under review by the FDA, is an incisionless trans-cervical permanent sterilization device intended to be performed as an office-based procedure. It consists of three different parts: a disposable applicator, an implantable polymer matrix and a radio frequency controller. In January 2008, the FDA requested an additional year of clinical trial data for the product, which we have since completed. We currently anticipate additional costs of approximately $0.4 million and a delay in the commercial release of this product until at least the third quarter of fiscal 2009. However, we do not believe this delay will have a material adverse impact on our results of operations.

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

The other in-process research and development projects we acquired in our business combination with Cytyc were at different stages of development, ranging from the early stages of development to Phase IIb prototype building, ongoing clinical trials and submission to the FDA of PMA and drug applications. FDA approval or clearance has not been granted for any of the products classified as in-process research and development, nor had Cytyc received any foreign approvals or clearances for any of these products. All products classified as in-process research and development require various levels of in-house and external testing, clinical trials and approvals from the FDA before these future products can be marketed. The estimated cash requirements in the aggregate to complete these remaining products was expected to be approximately $5.7 million.

The successful development of new products and product enhancements is subject to numerous risks and uncertainties, both known and unknown, including, unanticipated delays, access to capital, budget overruns, technical problems and other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products and enhancements including, for example, changes requested by the FDA in connection with PMA or New Drug Applications (“NDAs”) for products or 510(k) notification. Given the uncertainties inherent with product development and introduction, we cannot provide assurance that any of our product development efforts will be successful on a timely basis or within budget, if at all. Our failure to develop new products and product enhancements on a timely basis or within budget could harm our results of operations and financial condition.

RESULTS OF OPERATIONS

Our results of operations include the results of Cytyc’s operations for the ten week period in the first quarter of fiscal 2008, following the completion of our business combination with Cytyc on October 22, 2007, and for the full thirteen week period in the first quarter of fiscal 2009.

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

In addition, we are reporting two new operating segments: Diagnostics and GYN Surgical. Diagnostics includes the ThinPrep Products and the FullTerm Fetal Fibronectin test, acquired as part of Cytyc’s purchase of Adeza in March 2007, and GYN Surgical includes the NovaSure system and the Adiana TCS system under development. The MammoSite Radiation Therapy system, previously part of Cytyc’s surgical reporting segment, which is a single-use device for the treatment of early-stage breast cancer, is now part of our Breast Health segment. Third Wave, which was acquired in July of 2008, is being reported as part of our Diagnostics segment.

We now report our business as four segments; Breast Health, Diagnostics, GYN Surgical and Skeletal Health. Prior periods have been restated to conform to this presentation.

All dollar amounts in tables are presented in thousands.

Product Sales.

	Three Months Ended				Change
	December 27, 2008		December 29, 2007
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Breast Health	$158,901	37%	$170,500	46%	$(11,599)	(7)%
Diagnostics	133,512	31%	98,161	26%	35,351	36%
GYN Surgical	67,513	16%	49,469	13%	18,044	36%
Skeletal Health	20,182	5%	16,660	5%	3,522	21%

	$380,108	89%	$334,790	90%	$45,318	14%

In the current three month period, our product sales increased 14% compared to the corresponding period in the prior year, primarily due to the additional revenues from Cytyc’s Diagnostics segment of approximately $35.4 million, including $8.5 million from Third Wave, and Cytyc’s GYN Surgical segment of approximately $18.0 million due to the inclusion of these segments for a full quarter (13 weeks) for the first quarter of fiscal 2009 versus the inclusion of only 10 weeks (date of acquisition through quarter-end) of operating results for the first quarter of fiscal 2008, partially offset by a decrease in revenues from our Breast Health products of approximately $11.6 million.

Breast Health product sales decreased 7% in the current quarter compared to the corresponding period in the prior year, primarily due to a $13.2 million decrease in digital mammography systems sales primarily as a result of a reduction in the number of Selenia full field mammography systems and related components, including R2 CAD software, sold domestically. We attribute the decrease in digital mammography system sales primarily to cost pressures faced by hospitals due to the worldwide economic instability which has resulted in longer sales processes and delays in capital equipment purchases domestically. This decrease was partially offset by a $5.3 million increase in revenues from our Suros breast biopsy products. The increase in Suros breast biopsy product sales was primarily attributable to an increase in the number of ATEC and Celero biopsy devices sold domestically.

Diagnostics product sales, which include ThinPrep, FullTerm and Third Wave, were $133.5 million in the current quarter compared to $98.2 million for the corresponding period in the prior year, due to the inclusion of Cytyc results for the full quarter in the current year as compared to 10 of the 13 weeks in the prior year, as well as the addition of Third Wave revenues in the current year of approximately $8.5 million. We acquired Third Wave in July 2008.

GYN Surgical product sales, which include our NovaSure products and Adiana TCS system under development, were $67.5 million in the current quarter compared to $49.5 million for the corresponding period in the prior year, due to the inclusion of Cytyc results for the full quarter in the current year as compared to 10 of the 13 weeks in the prior year, as well as a significant increase in the number of NovaSure systems sold in the current quarter.

Skeletal Health product sales increased 21% in the current quarter compared to the corresponding period in the prior year, primarily due to a $3.0 million increase in osteoporosis assessment product sales and a $1.1 million increase in mini C-arm sales worldwide, partially offset by a $0.7 million decrease in extremity MRI sales. The increase in osteoporosis assessment product sales was due to an increase in the number of bone densitometry systems sold worldwide, partially offset by a slight decrease in the average selling prices internationally. The increase in mini C-arm sales was primarily due to an increase in the number of units sold domestically and, to a lesser extent, internationally. The decrease in extremity MRI sales was due to a decrease in the number of systems sold.

In the first three months of fiscal 2009, approximately 78% of product sales were generated in the United States, 13% in Europe, 4% in Asia, and 5% in other international markets. In the first three months of fiscal 2008, approximately 80% of product sales were generated in the United States, 12% in Europe, 4% in Asia, and 4% in other international markets. The decrease in the percentage of product sales generated in the United States in fiscal 2009 is primarily due to the reduction in digital mammography system sales domestically.

Service and Other Revenues.

	Three Months Ended				Change
	December 27, 2008		December 29, 2007
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$49,125	11%	$36,655	10%	$12,470	34%

Service and other revenues is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 34% in the current quarter compared to the corresponding period of the prior year. This increase was primarily due to an increase in service and other revenues of $13.7 million in our Breast Health segment, primarily due to an increase in service contract revenues related to our full field digital mammography systems sold in the current and prior periods. We believe that the increase in our Breast Health service and other revenues reflects the continued growth in our installed base of systems and detectors.

Cost of Product Sales.

	Three Months Ended				Change
	December 27, 2008		December 29, 2007
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales	$123,715	33%	$149,077	45%	$(25,362)	(17)%

The cost of product sales decreased 17% in the current quarter compared to the corresponding period in the prior year primarily due to $41.5 million of costs included in the first quarter of fiscal 2008 related to sales of acquired Cytyc inventory that was written up to fair value for purchase accounting purposes, decreased product sales of our Selenia systems in the first quarter of fiscal 2009 as discussed above and, to a lesser extent, a $2.0 million MRI inventory charge recorded in the first quarter of 2008. These decreases in cost of product sales were partially offset by increased expenses associated with the inclusion of Cytyc product costs for the full quarter in the current year as compared to 10 of the 13 weeks in the prior year quarter, increased NovaSure product sales and Third Wave-related activity. Included in the Third Wave cost of product sales in the first quarter of fiscal 2009 is approximately $0.6 million of additional costs related to sales of acquired Third Wave inventory that was written up to fair value for purchase accounting purposes as of the date of acquisition. During the fourth quarter of fiscal 2008, we determined that certain amounts previously classified as a component of “Cost of Service and Other Revenues” should be reclassified to “Cost of Product Sales”. We determined that the reclassification was not material to our consolidated financial statements and corrected the classification in the fourth quarter of fiscal 2008. These amounts totaled $9.3 million for the three months ended December 29, 2007, and have been reclassified to Cost of Product Sales to conform with the current period. Additionally, royalty expense previously recorded within “cost of service and other revenues” totaling $0.4 million for the three months ended December 29, 2007 has been reclassified to “cost of product sales” to conform with the current period presentation.

The cost of product sales as a percentage of product revenue in the first quarter of fiscal 2009 was 33% as compared to 45% in the prior year. These costs as a percentage of product sales decreased primarily due to the $43.5 million of charges that were included in product cost of sales in the first quarter of 2008 discussed above. These costs as a percentage of product sales also decreased due to the increase in sales of the Diagnostics and GYN Surgical products which earn higher gross margins compared to the mammography products, which declined in the current period.

Cost of Product Sales – Amortization of Intangible Assets.

	Three Months Ended				Change
	December 27, 2008		December 29, 2007
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Sales – Amortization of Intangible Assets	$37,746	10%	$20,155	6%	$17,591	87%

Cost of product sales – amortization of intangible assets substantially relates to acquired developed technology and know-how that are a result of our acquisitions. These intangible assets are generally being amortized over their estimated useful lives of between 8.5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The $17.6 million increase in these costs primarily relates to $15.5 million in additional Cytyc-related amortization based on the pattern of amortization and amortization related to the Third Wave acquisition.

Cost of Service and Other Revenues.

	Three Months Ended				Change
	December 27, 2008		December 29, 2007
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenues	$37,107	76%	$34,378	94%	$2,729	8%

Cost of service and other revenues increased in absolute dollars primarily due to personnel and other costs to expand our service capabilities for breast health, especially in the United States, to support our installed base of our breast health products as a result of the increased service and other revenues. The remainder of the increase was primarily due to the inclusion of a full quarter of Cytyc results in the current year as compared to 10 of the 13 weeks in the prior year quarter. The cost of service and other revenues as a percentage of service and other revenues in the first quarter of fiscal 2009 decreased to 76% from 94% in the prior year due in part to the improved absorption of fixed service costs and the continued growth of service contract revenue, primarily in the Breast Health segment.

Please see “Cost of Product Sales” above for discussion of the reclassification between “cost of product sales” and “cost of service and other revenues” during fiscal 2008.

Operating Expenses.

	Three Months Ended				Change
	December 27, 2008		December 29, 2007
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and Development	$23,793	6%	$20,147	5%	$3,646	18%
Selling and Marketing	65,708	15%	56,986	15%	8,722	15%
General and Administrative	34,805	8%	34,334	9%	471	1%
Amortization of Acquired Intangibles	12,638	3%	6,249	2%	6,389	102%
Impairment of Acquired Intangibles	—	—%	2,900	1%	(2,900)	(100)%
Charge for Acquired In-Process Research and Development	—	—%	370,000	100%	(370,000)	(100)%

	$136,944	32%	$490,616	132%	$(353,672)	(72)%

Research and Development Expenses. Research and development expenses increased 18% in the current quarter as compared to the corresponding period in the prior year. This increase was primarily due to the inclusion of $5.1 million of expenses in the first quarter of the current year associated with Third Wave-related activity as well as the inclusion of Cytyc-related activity for the full quarter in the current year as compared to 10 of the 13 weeks in the prior year quarter. These increases were partially offset by a decrease in related headcount, bonus and project-related expenses resulting from a number of cost reduction initiatives we implemented in the first quarter of 2009. In addition, the first quarter of fiscal 2008 included a $1.8 million charge related to a change in control payment associated with the Cytyc business combination. We expect total research and development expenses to increase in the remainder of fiscal 2009 due to the timing of clinical trial expenses and costs related to the commercial release of new products.

Selling and Marketing Expenses. Selling and marketing expenses increased 15% in the current quarter as compared to the corresponding period in the prior year. This increase was primarily due to the inclusion of a full quarter of Cytyc-related activity in the current year as compared to 10 of the 13 weeks in the prior year quarter as well as approximately $3.4 million of expenses in the first quarter of the current year from Third Wave-related activity, slightly offset by a decrease in commission-related expenses and other cost reductions resulting from our cost reduction initiatives implemented in the first quarter of 2009. We expect total sales and marketing expenses to decrease slightly in the remainder of fiscal 2009 as a result of our cost reduction initiatives.

General and Administrative Expenses. General and administrative expenses increased slightly in the current quarter compared to the corresponding period in the prior year primarily due to the inclusion of approximately $2.9 million of expenses related to Third Wave-related activity and a full quarter of Cytyc-related activity in the current year quarter as compared to 10 of the 13 weeks in the prior year quarter, partially offset by a decrease in stock-based compensation, reduction in headcount and other expenses resulting from our cost reduction initiatives. We expect total general and administrative expenses to increase slightly in the remainder of fiscal 2009.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets results from customer relationships and trade names related to our acquisitions. These intangible assets are generally being amortized over their estimated useful lives of between 8.5 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increase in these costs primarily relates to additional Cytyc-related amortization based on the pattern of amortization in which the economic benefit is being consumed and amortization related to the Third Wave acquisition.

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

Acquired In-Process Research and Development Expenses. The $370.0 million charge for in-process research and development in the first quarter of fiscal 2008 was incurred in connection with our business combination with Cytyc as described in further detail above under “Valuation of Acquired In-Process Research and Development—Cytyc Merger”.

Interest Income.

	Three Months Ended		Change
	December 27, 2008	December 29, 2007
	Amount	Amount	Amount	%
Interest Income	$446	$2,253	$(1,807)	(80)%

Interest income decreased 80% in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in our investment balances as we utilize excess cash to repay our term loans and, to a lesser extent, a decrease in interest rates.

Interest Expense.

	Three Months Ended		Change
	December 27, 2008	December 29, 2007
	Amount	Amount	Amount	%
Interest Expense	$(18,410)	$(31,660)	$13,250	42%

These expenses consisted primarily of the interest costs and the related amortization of deferred financing costs related to both the senior secured credit agreement entered into on October 22, 2007 in connection with the Cytyc business combination and amended on July 17, 2008 in connection with the Third Wave acquisition and our 2.0% Convertible Note Offering that was entered into in December 2007 and used to pay down a portion of the term loans, which had higher interest rates. The decrease in interest expense is caused in part by reduced term loan balances and lower interest rates on our outstanding term loan balances. Additionally, we had the benefit of the lower interest rates from our Convertible Note Offering for the full quarter in fiscal 2009 as compared to less than a month in the first quarter of fiscal 2008.

Other Expense, net.

	Three Months Ended		Change
	December 27, 2008	December 29, 2007
	Amount	Amount	Amount	%
Other Expense, net	$(3,081)	$(15)	$(3,066)	(20,440)%

In the current quarter, these expenses primarily included foreign currency transaction losses of approximately $2.1 million and a decrease in the cash surrender value of life insurance contracts related to our SERP of approximately $1.1 million. In the first quarter of fiscal 2008, these expenses were primarily related to a loss on disposal of property and equipment of $57,000 partially offset by foreign currency transaction gains of $26,000. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established certain debt agreements denominated in the foreign currency, the Euro, in which certain of our subsidiaries currently conduct business as well as other measures to minimize this risk, we cannot assure that we will be successful or can fully hedge our outstanding exposure.

Provision for Income Taxes.

	Three Months Ended		Change
	December 27, 2008	December 29, 2007
	Amount	Amount	Amount	%
Provision for Income Taxes	$24,683	$6,405	$18,278	285%

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Our effective tax rate was 34% of pre-tax earnings in the first quarter of fiscal 2009 and (1.8)% of the pre-tax loss in the first quarter of fiscal 2008. In the current quarter our effective tax rate was reduced primarily by the retroactive reinstatement of the Federal research and development tax credit. For the three months ended December 29, 2007, our effective tax rate was affected by the in-process research and development charge we incurred in connection with our business combination with Cytyc. We expect an effective tax rate of approximately 35%-36% of pre-tax earnings in fiscal 2009.

Segment Results of Operations

We report our business as four segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements included in our 2008 Annual Report on Form 10-K. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Breast Health.

	Three Months Ended				Change
	December 27, 2008		December 29, 2007
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$199,112	100%	$196,962	100%	$2,150	1%

Operating Income	$44,960	23%	$42,672	22%	$2,288	5%

Breast Health revenues increased slightly due to a $13.7 million increase in service revenues that was primarily related to additional service contracts for the increased number of Selenia systems in our installed base and a $5.3 million increase in sales of our Suros breast biopsy products, partially offset by a $13.2 million decrease in sales of Selenia full field mammography systems and related components as discussed above. Operating income for this business segment increased primarily due to the increased revenues, reduced product costs due to the $2.5 million of additional costs related to sales of acquired MammoSite inventory that was written up to fair value for purchase accounting purposes in the first quarter of fiscal 2008 and reduced operating expenses resulting from decreased mammography-related research and development spending on our Dimensions tomosynthesis product as well as cost reduction initiatives implemented in the first quarter of 2009. Our gross margin in this business segment was 49% in the current quarter as compared to 50% in the first quarter of the prior year. The slight decrease in our gross margins in the current quarter was primarily caused by lower absorption of manufacturing costs due to lower volumes.

Diagnostics.

	Three Months Ended				Change
	December 27, 2008		December 29, 2007
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$134,624	100%	$100,312	100%	$34,312	34%

Operating Income (Loss)	$24,283	18%	$(81,970)	(82)%	$106,253	130%

Diagnostics revenues, which include our ThinPrep, FullTerm and Third Wave products, totaled $134.6 million in the first quarter of fiscal 2009 as compared to $100.3 million in the first quarter of fiscal 2008. These revenues include both Cytyc and Third Wave results for the full quarter in fiscal 2009 of $126.1 million and $8.5 million, respectively. Revenue in the first quarter of fiscal 2008 includes only 10 out of 13 weeks of revenue from Cytyc, as the business combination took place on October 22, 2007. Our gross margin in this business segment increased to 56% in the current quarter from 36% in the first quarter of fiscal 2008. Our gross margins were reduced in the first quarters of 2009 and 2008 by charges for the write-up to fair value of inventory sold during those periods for Third Wave totaling $0.6 million and for Cytyc totaling $26.6 million, respectively. Also reducing gross margins in both periods is amortization of acquired intangible assets which totaled $22.6 million and $11.8 million in the first quarter of fiscal 2009 and 2008, respectively. Operating income in this segment increased in the current quarter as compared to the same period in the prior year due to the factors described above and an $85.2 million charge for in-process research and development included in the prior year quarter, partially offset by a $2.4 million increase in stock-based compensation in the current quarter.

GYN Surgical.

	Three Months Ended				Change
	December 27, 2008		December 29, 2007
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$67,949	100%	$49,886	100%	$18,063	36%

Operating Income (Loss)	$19,981	29%	$(282,872)	(567)%	$302,853	107%

GYN Surgical revenues, which include our NovaSure products and Adiana systems under development, totaled $67.9 million in the first quarter of fiscal 2009 as compared to $49.9 million in the corresponding period in the prior year. The increase in revenues is primarily due to the inclusion of Cytyc-related activity for the full quarter in the current year as compared to 10 of the 13 weeks in the prior year quarter and an increase in the number of NovaSure systems sold in the current quarter. Our gross margin in this business segment increased to 69% in the current quarter from 54% in the first quarter of fiscal 2008, primarily due to a $12.4 million charge for the write-up to fair value of inventory that was included in the prior year. Gross margins decreased in both periods due to amortization of acquired intangible assets which totaled $9.6 million and $3.9 million in the first quarter of fiscal 2009 and 2008, respectively. The operating loss for the first quarter of fiscal 2008 included a $284.8 million charge for in-process research and development as a result of the Cytyc business combination and a $2.9 million impairment charge of the Helica Thermal Coagulator System intangibles.

Skeletal Health.

	Three Months Ended				Change
	December 27, 2008		December 29, 2007
	Amount	% of Total Segment Revenue	Amount	% of Total Segment Revenue	Amount	%
Total Revenues	$27,548	100%	$24,285	100%	$3,263	13%

Operating Income (Loss)	$4,497	16%	$(611)	(3)%	$5,108	836%

Skeletal Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the $3.5 million increase in product sales discussed above. Our gross margin in this business segment was 41% in the current quarter as compared to 30% in the first quarter of the prior year. Operating income and gross margin for the Skeletal Health segment increased during this period primarily due to the increased revenues, improved absorption and reduced operating expenses, primarily resulting from cost reduction initiatives implemented in the first quarter of 2009. The operating loss and gross margin in the first quarter of fiscal 2008 for this segment included a $2.0 million charge associated with MRI inventory. Skeletal Health costs and expenses included $0.4 million and $1.0 million of stock-based compensation in the first quarter of fiscal 2009 and 2008, respectively.

Liquidity and Capital Resources

At December 27, 2008 we had approximately $431.4 million of working capital. At that date our unrestricted cash and cash equivalents totaled $171.5 million. Our unrestricted cash and cash equivalents balance increased by approximately $75.8 million during the first quarter of fiscal 2009, primarily from cash generated from our operations. This cash source was partially offset by our financing activities relating to our repayment of amounts outstanding under our credit agreement, as well as cash used in our investing activities including cash used to purchase property and equipment.

Our operating activities provided us with $120.9 million of cash, which included net income of $48.0 million for the first quarter of fiscal 2009, increased by non-cash charges for depreciation and amortization of an aggregate $66.2 million and stock-based compensation expense of $7.5 million. Cash provided by operations due to changes in our current assets and liabilities included a decrease in income tax refundable of $17.7 million, an increase in deferred revenue of $9.4 million and a decrease in accounts receivable of $5.3 million. The cash provided by these changes in our current assets and liabilities was offset by a decrease in accrued expenses of $24.8 million, an increase in inventories of $8.7 million, and a decrease in accounts payable of $5.5 million. The decrease in income taxes refundable was due to the utilization of net operating loss carry forward amounts to offset current taxable income. The increase in deferred revenue was primarily due to an increase in the number of service contracts as our installed base continues to grow. The decrease in accounts receivable was primarily due to the decline in sales volume in the current quarter as compared to the fourth quarter of fiscal 2008. The decrease in accrued expenses was primarily due to the payment of accrued compensation, which included our annual bonus payment. The increase in inventories was primarily related to the increase in finished goods and related components on hand as a result of the decline in sales volume. The decrease in accounts payable was primarily due to the timing of payments.

In the first quarter of fiscal 2009, we used approximately $17.5 million of cash in investing activities. This use of cash was primarily attributable to $9.5 million for purchases of property and equipment, which consisted primarily of manufacturing, demonstration and test equipment and computer hardware. We also invested $4.0 million in equipment under customer usage agreements. The $3.1 million increase in other assets is primarily related to $3.3 million of cash that was used to purchase certain life insurance contracts to fund future payments under our SERP.

In the first quarter of fiscal 2009, we utilized $28.9 million of cash in financing activities, substantially for repayments of the term loans under our credit agreement.

Indebtedness

Credit Agreement.

On July 17, 2008, in connection with our acquisition of Third Wave, we entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Goldman Sachs Credit Partners L.P. and certain other lenders (collectively, the “Lenders”). The Amended Credit Agreement amended and restated our existing credit agreement with the Lenders, dated as of October 22, 2007.

Pursuant to the terms and conditions of the Amended Credit Agreement, the Lenders committed to provide senior secured financing in an aggregate amount of up to $800 million. The credit facility consisted of $400 million under a senior secured tranche A term loan (“Term Loan A”); $200 million under a senior secured tranche B term loan (“Term Loan B”); and $200 million under a senior secured revolving credit facility (the “Revolving Facility”).

In order to complete the acquisition of Third Wave, we initially borrowed $540 million under the credit facilities on July 17, 2008, consisting of $400 million under the Term Loan A and $140 million under the Term Loan B. As of December 27, 2008, we had an aggregate of approximately $436 million of principal outstanding under this credit facility of which approximately $321 million was under the Term Loan A and approximately $115 million was under the Term Loan B. The long-term portion of the Term Loan A and Term Loan B was $288 million and $113 million, respectively, at December 27, 2008.

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

The margin applicable to loans under the Revolving Facility and the Term Loan A is subject to specified changes based on certain changes in the leverage ratio as specified in the Amended Credit Agreement.

Interest accruing at the base rate generally is payable on a quarterly basis. Interest accruing at the Eurodollar Rate is payable on the last day of selected interest periods (which shall be one, two, three and six months and in certain circumstances, nine or twelve months) unless the interest period exceeds three months, in which case, interest will be due at the end of every three months. The weighted average interest rate under the Amended Credit Agreement was 5.24% during the first quarter of fiscal 2009.

We are required to pay a quarterly commitment fee, at a per annum rate of 0.50%, on the undrawn commitments available under the revolving credit facility, which per annum rate is subject to reduction based on a leverage ratio as specified in the Amended Credit Agreement.

The credit facilities contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including financial covenants which require us to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter. We were in compliance with our financial covenants as of December 27, 2008.

Convertible Notes. On December 10, 2007, we issued and sold $1.725 billion aggregate original principal amount of our 2.00% Convertible Senior Notes due 2037. The notes were registered under an effective Registration Statement and were issued pursuant to an Indenture between us and Wilmington Trust Company, as Trustee and a First Supplemental Indenture thereto, both dated December 10, 2007.

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

The holders of the notes may convert the notes into shares of our common stock at a conversion price of approximately $38.60 per share, subject to adjustment, prior to the close of business on September 15, 2037, subject to prior redemption or repurchase of the notes, upon the occurrence of certain events, as defined. None of the events that would allow the holders to convert prior to September 15, 2037 have occurred to date.

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

AEG Debt. AEG has outstanding existing debt in aggregate principal amount of $10.0 million as of December 27, 2008. The terms of the loans have various maturities ranging from December 30, 2010 through March 30, 2014. Interest rates are variable and average interest rates in the three months ended December 27, 2008 ranged from 3.9% to 4.3%.

Financing Leases. Cytyc entered into a lease agreement on April 23, 2007 for a new manufacturing and office facility located in Alajuela, Costa Rica. The lease term commenced in May 2008 and we expect to transfer most of our Costa Rican operations to this facility by the end of the second quarter of fiscal 2009. The term of the lease is for a period of approximately ten years with the option to extend for two consecutive five-year terms.

On July 11, 2006, Cytyc entered into a lease agreement for a manufacturing facility located in Marlborough, Massachusetts. The term of the lease is for a period of approximately 12 years commencing on November 14, 2006. In 2011, we will have an option to lease an additional 30,000 square feet. In connection with our merger with Cytyc, we guaranteed Cytyc’s obligations under this lease.

Other Indebtedness. As a result of the Cytyc merger, we assumed Cytyc’s outstanding convertible notes, of which $0.3 million remained outstanding as of December 27, 2008. We may redeem these notes at par at any time on or after March 20, 2009. The stated interest rate is fixed at 2.25%.

Contingent Earn-Out Payments

As a result of the Cytyc merger, we assumed Cytyc’s obligation to Adiana, Inc. to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155 million, based on the achievement of certain FDA milestones and on incremental sales growth of the Adiana permanent contraception product during the four-year period following FDA approval of this product.

We have satisfied our obligation for a second and final earn-out to the former Suros Surgical stockholders related to Suros’ incremental revenue growth for revenues earned through July 31, 2008. We accrued an amount of approximately $24.5 million for this second annual earn-out in the fourth quarter of 2008, with an increase to goodwill, which was paid in full as of December 27, 2008. We had also made a payment of approximately $19.0 million to the former Suros stockholders in the fourth quarter of fiscal 2007 for the first year earn-out.

We also have an obligation for up to two annual earn-out payments not to exceed $15.0 million in the aggregate based on BioLucent’s achievement of certain revenue targets. We have considered the provisions of Emerging Issues Task Force (“EITF”) Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of December 27, 2008, the revenue targets have not been achieved and we have not recorded any amounts for these potential earn-outs.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our 2010 fiscal year. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires increased qualitative, quantitative, and credit-risk disclosures, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We are required to adopt SFAS 161 effective for the quarter ended March 28, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, its adoption will not affect our financial condition, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R). The FSP is effective for financial statements for fiscal years beginning after December 15, 2008, which will be our fiscal 2010. Early adoption is prohibited.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. The liability and equity components of convertible debt instruments within the scope of this FSP must be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the debt over the amount ultimately allocated to the liability component is required to be amortized to interest expense using the interest method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As a result, we will adopt this standard at the beginning of fiscal 2010. This FSP must be applied retrospectively to all periods presented. The retrospective adoption of this FSP will increase our historical reported interest expense from December 10, 2007 (issuance date of the Convertible Notes) forward.

The adoption of FSP APB 14-1 will have no impact on our actual past or future cash flows. However, upon adoption in fiscal 2010 we will restate prior periods by reclassifying approximately $470.0 million of our Convertible Notes to additional paid-in capital, resulting in a debt discount. It is estimated that our non-cash interest expense will increase by approximately $2.6 million for the three months ended December 29, 2007 and approximately $15.9 million for the three months ended December 27, 2008, resulting in a restated diluted net loss per share of approximately $1.66 for the three months ended December 29, 2007 and restated diluted net income per share of approximately $0.15 for the three months ended December 27, 2008.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We are currently evaluating the impact that the adoption of EITF 07-05 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. SFAS No. 107, Disclosure of Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, cost method investments and debt obligations. Except for our outstanding convertible notes, the fair value of these financial instruments approximates their carrying amount. As of December 27, 2008 we have $1.725 billion of Convertible Notes outstanding. The fair value of our Convertible Notes was approximately $992 million as of December 27, 2008 based on the trading price as of that date.

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our Amended Credit Agreement and on the debt assumed as a result of our acquisition of AEG. Borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to, at our option, with respect to the borrowings under the Revolving Facility and Term Loan A of either (1) the Base Rate (the greater of the prime rate as quoted in The Wall Street Journal and the Federal Funds Effective Rate) plus 1.5% or (2) the Eurodollar Rate, plus 2.5% and with respect to the Term Loan B of either (1) the Base Rate (the greater of the prime rate as quoted in The Wall Street Journal and the Federal Funds Effective Rate) plus 2.25% or (2) the Eurodollar Rate, plus 3.25%.

On July 17, 2008, the date we entered into the Amended Credit Agreement, we borrowed $400 million under the Term Loan A and $140 million under the Term Loan B. As of December 27, 2008, there was approximately $436 million outstanding under the Amended Credit Agreement, including $321 million under the Term Loan A facility which matures on September 30, 2012 and $115 million under the Term Loan B facility which matures on March 31, 2013.

The terms of the AEG debt agreements have various maturities ranging from December 30, 2010 through March 30, 2014. Interest rates are variable and had average interest rates ranging from 3.9% to 4.3% during the three months ended December 27, 2008. We may also incur interest expense on loans made under a European line of credit that accrues interest at the Europe Interbank Offered Rate 7.5%, as defined. At December 27, 2008, there were no amounts outstanding under the European line of credit.

These debt obligations are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. A 10% adverse movement (increase in LIBOR) would not have a material adverse effect on our financial condition.

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

We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in the Euro are affected by changes in the relative strength of the U.S. dollar against the Euro. Our expenses are positively affected when the U.S. dollar strengthens against the Euro and adversely affected when the U.S. dollar weakens. However, we believe that the foreign currency exchange risk is not significant.

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

As of December 27, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

HOLOGIC, INC.

Item 1.	Legal Proceedings.

There are no material changes in Legal Proceedings as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 27, 2008.

Item 1A.	Risk Factors

There are no material changes in the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 27, 2008 except as set forth below:

Based upon a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of our market capitalization below the book value of our net assets, we concluded that potential goodwill impairment indicators existed as of December 27, 2008 that could require us to incur an impairment charge in the second quarter of fiscal 2009 that would have a material adverse impact on our operating results.

We periodically review the carrying value of the goodwill and other long-lived assets reflected in our financial statements to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment of the value of these assets. Based upon a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of our market capitalization significantly below the book value of our net assets, we concluded that potential goodwill impairment indicators existed as of December 27, 2008. As a result, we are performing an interim goodwill impairment analysis as of December 27, 2008. Step 1 of our impairment analysis indicates that the carrying value of the net assets of certain reporting units, primarily acquired in connection with the Cytyc acquisition, exceeds the estimated fair value of those reporting units. These reporting units had goodwill totaling approximately $4.0 billion, as of December 27, 2008. As a result, we will be required to perform Step 2 of the goodwill impairment test to determine the amount, if any, of goodwill impairment charges by reporting unit to be recorded by us. We expect to complete the Step 2 analysis by the end of our fiscal second quarter, March 28, 2009. In the event that we determine that our goodwill is impaired in whole or in part, we will record an impairment charge in the second quarter of fiscal 2009, which could have a material adverse impact our operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number		Reference
3.1	Second Amended and Restated By-laws of Hologic, Inc., as amended (filed as Exhibit 3.1 to Hologic’s Current Report on Form 8-K filed with the SEC on December 12, 2008 and incorporated herein by reference).

10.1	Form of Independent Director Stock Option Award Agreement (filed as Exhibit 10.1 to Hologic’s Current Report on Form 8-K filed with the SEC on December 12, 2008 and incorporated herein by reference).

10.2	Form of Independent Director Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Hologic’s Current Report on Form 8-K filed with the SEC on December 12, 2008 and incorporated herein by reference).

10.3	Amendment No. 3 to Second Amended and Restated 1999 Equity Incentive Plan (filed as Exhibit 10.3 to Hologic’s Current Report on Form 8-K filed with the SEC on December 12, 2008 and incorporated herein by reference).

10.4	Amended and Restated Supplemental Executive Retirement Plan.	filed herewith

10.5	Form of Senior Vice President Change of Control Agreement including list of officers to whom provided.	filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

HOLOGIC, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

February 5, 2009	/S/ JOHN W. CUMMING
Date	John W. Cumming
Chief Executive Officer

February 5, 2009	/S/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Administration, Treasurer and Assistant Secretary (Principal Financial Officer)