Form 10-Q
period 2009-03-28
HOLOGIC INC
filed 2009-05-07
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of May 5, 2009, 256,544,186 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 28, 2009	September 27, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$217,228	$95,661
Restricted cash	3,394	3,629
Accounts receivable, less reserves of $6,889 and $6,326, respectively	299,614	321,299
Inventories (Note 5)	178,947	174,667
Deferred income tax assets	59,643	53,660
Prepaid income taxes	10,005	17,797
Prepaid expenses and other current assets	26,257	26,865

Total current assets	795,088	693,578

PROPERTY AND EQUIPMENT, net (Note 5)	276,634	283,975

OTHER ASSETS:
Intangible assets, net (Note 17)	2,524,661	2,629,651
Goodwill (Note 17)	2,112,529	4,450,496
Other assets	74,448	76,932

Total assets	$5,783,360	$8,134,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$33,951	$38,480
Accounts payable	51,712	59,590
Accrued expenses	122,562	154,746
Deferred revenue	89,427	78,559
Deferred gain	9,500	9,500

Total current liabilities	307,152	340,875

Long-term debt, net of current portion (Note 6)	355,848	437,420
Convertible debt (Note 6)	1,725,000	1,725,000
Deferred income tax liabilities	928,631	920,838
Deferred service obligations – long-term	10,838	10,777
Other long-term liabilities	54,223	57,453
Commitments and contingencies (Notes 6, 7, 8, 13, 15 and 16)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 256,721 and 256,373 shares issued, respectively	2,567	2,564
Capital in excess of par value	4,870,789	4,853,837
Accumulated deficit	(2,469,821)	(217,644)
Accumulated other comprehensive (loss) income	(434)	4,945
Treasury stock, at cost – 214 shares	(1,433)	(1,433)

Total stockholders’ equity	2,401,668	4,642,269

Total liabilities and stockholders’ equity	$5,783,360	$8,134,632

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Revenues:
Product sales	$351,887	$389,636	$731,995	$724,426
Service and other revenues	50,127	41,412	99,252	78,068

	402,014	431,048	831,247	802,494

Costs and expenses (1):
Cost of product sales	112,700	126,304	236,415	275,383
Cost of product sales – amortization of intangible assets	37,760	24,921	75,506	45,075
Cost of product sales – impairment of intangible assets (Note 17)	4,065	—	4,065	—
Cost of service and other revenues	37,228	40,185	74,335	74,563
Research and development	24,428	19,364	48,221	39,511
Selling and marketing	59,159	68,262	124,867	125,248
General and administrative	38,810	39,732	73,615	74,068
Amortization of acquired intangible assets	12,693	6,169	25,331	12,418
Impairment of goodwill (Note 17)	2,340,023	—	2,340,023	—
Impairment of acquired intangible assets (Note 17)	—	—	—	2,900
Acquired in-process research and development	—	—	—	370,000

	2,666,866	324,937	3,002,378	1,019,166

(Loss) income from operations	(2,264,852)	106,111	(2,171,131)	(216,672)
Interest income	347	871	793	3,124
Interest expense	(17,095)	(19,339)	(35,505)	(50,999)
Other expense, net	(674)	(159)	(3,755)	(172)

(Loss) income before income taxes	(2,282,274)	87,484	(2,209,598)	(264,719)
Provision for income taxes	17,896	31,498	42,579	37,903

Net (loss) income	$(2,300,170)	$55,986	$(2,252,177)	$(302,622)

Net (loss) income per common share:
Basic	$(8.97)	$0.22	$(8.79)	$(1.28)

Diluted	$(8.97)	$0.22	$(8.79)	$(1.28)

Weighted average number of common shares outstanding:
Basic	256,374	255,253	256,293	236,068

Diluted	256,374	259,798	256,293	236,068

(1)	Stock-based compensation included in costs and expenses during the three and six months ended March 28, 2009 was $1,068 and $1,712 for cost of revenues, $1,023 and $2,348 for research and development, $1,206 and $2,777 for selling and marketing and $5,576 and $9,506 for general and administrative. Stock-based compensation included in costs and expenses during the three and six months ended March 29, 2008 was $518 and $1,243 for cost of revenues, $543 and $1,229 for research and development, $780 and $1,495 for selling and marketing and $3,082 and $8,539 for general and administrative.

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	March 28, 2009	March 29, 2008
OPERATING ACTIVITIES
Net loss	$(2,252,177)	$(302,622)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	31,393	24,361
Amortization	100,837	57,506
Fair value write-up of Third Wave and Cytyc inventory	834	42,325
Non-cash interest expense	6,745	12,411
Goodwill impairment charge	2,340,023	—
Charge for in-process research and development	—	370,000
Charge for impairment of acquired intangible assets	4,065	2,900
Other-than-temporary impairment charge on a cost-method investment	310	—
Excess tax benefit related to exercise of non-qualified stock options	(299)	(21,000)
Stock-based compensation expense	16,343	12,095
Deferred income taxes	(900)	(22,698)
Loss on disposal of property and equipment	2,133	296
Other non-cash activity	658	755
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	16,724	(43,452)
Inventories	(9,166)	(17,971)
Prepaid income taxes	8,087	53,356
Prepaid expenses and other assets	(1,899)	216
Accounts payable	(7,389)	(5,417)
Accrued expenses and other liabilities	(27,685)	(28,753)
Deferred revenue	12,514	14,708

Net cash provided by operating activities	241,151	149,016

INVESTING ACTIVITIES
Merger with Cytyc Corporation, net of cash acquired	—	(2,027,015)
Additional business acquisition consideration, net	(229)	—
Decrease in restricted cash	235	2,296
Purchase of insurance contracts	(5,322)	(3,322)
Purchase of property and equipment	(16,558)	(29,503)
Increase in equipment under customer usage agreements	(10,667)	(10,678)
Purchase of licensed technology and other intangible assets	(1,026)	—
Proceeds from sale of intellectual property	750	—
Proceeds from sale of property and equipment	—	936
Purchase of cost method investment	(225)	—
Purchases of investment securities	—	(263)
Proceeds from sales and maturities of investment securities	—	2,638
Deferred gain	—	7,500

Net cash used in investing activities	(33,042)	(2,057,411)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of issuance costs	—	1,688,974
Proceeds under credit agreement, net of issuance costs	—	2,335,679
Financing costs on credit agreement	(314)	—
Repayments under credit agreement	(87,685)	(2,260,353)
Payment upon conversion of Cytyc convertible notes	—	(40,574)

	Six Months Ended
	March 28, 2009	March 29, 2008
Increase in notes payable	—	2,227
Repayments of notes payable and capital leases	(1,573)	(2,043)
Excess tax benefit related to exercise of non-qualified stock options	299	21,000
Net proceeds from sale of common stock pursuant to employee stock plans	1,764	162,337

Net cash (used in) provided by financing activities	(87,509)	1,907,247

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	967	(1,452)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	121,567	(2,600)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,661	100,403

CASH AND CASH EQUIVALENTS, END OF PERIOD	$217,228	$97,803

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock upon conversion of Cytyc convertible notes	$—	$84,197

	Six Months Ended
	March 28, 2009	March 29, 2008
BUSINESS ACQUISITION, NET OF CASH ACQUIRED:
Fair value of tangible assets acquired	$—	$536,400
Fair value of liabilities assumed	—	(261,000)
Fair value of stock issued	—	(3,671,500)
Fair value of options exchanged	—	(241,400)
Cost in excess of fair value of assets (Goodwill)	—	3,841,000
Fair value of acquired identifiable intangible assets	—	2,486,800
In-process research and development	—	370,000
Deferred tax liability	—	(941,700)

	—	2,118,600
Less cash and cash equivalents and investments acquired	—	85,400
Less acquisition costs paid prior to September 29, 2007	—	6,200

Net cash paid for acquisition	$—	$2,027,000

See accompanying notes.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(1) Basis of Presentation

The consolidated financial statements of Hologic, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 27, 2008, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 26, 2008. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and six months ended March 28, 2009 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 26, 2009.

Based on a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of the Company’s market capitalization significantly below the book value of net assets, the Company concluded that potential goodwill impairment indicators existed as of December 27, 2008. During the second quarter of fiscal 2009, the Company completed its interim goodwill impairment analysis and recorded a goodwill impairment charge of $2,340,023 for the three months ended March 28, 2009. Please refer to Note 17 for further discussion.

During the fourth quarter of fiscal 2008, the Company determined that certain amounts previously classified as a component of “Cost of Service and Other Revenues” should be reclassified to “Cost of Product Sales”. The Company determined that the reclassification was not material to its consolidated financial statements and corrected the classification in the fourth quarter of fiscal 2008. These amounts totaled $12,344 and $21,656 for the three and six months ended March 29, 2008, respectively, and have been reclassified to “Cost of Product Sales” to conform with the current period presentation. Additionally, royalty expense previously recorded within “Cost of Service and Other Revenues” totaling $414 and $802 for the three and six months ended March 29, 2008, respectively, has been reclassified to “Cost of Product Sales” to conform with the current period presentation. The Company also reclassified other receivable amounts of $5,902 from “Accounts Receivable” to “Prepaid Expenses and Other Current Assets” at September 27, 2008 to conform to the current period presentation.

During the second quarter of fiscal 2009, the Company reclassified certain amounts in the Consolidated Statement of Cash Flows for the six months ended March 29, 2008 to conform to the current period presentation. As a result, net cash provided by operations decreased to $149,016 from $168,031 primarily due to classifying $21,000 of excess tax benefits from the exercise of stock options as a cash outflow in operating activities with an offsetting cash inflow in the financing section resulting in cash flows provided by financing activities increasing to $1,907,247 from $1,886,247. The Company also reclassified certain other assets and other liabilities to cash flows provided by operating activities from cash used in investing activities, which increased to $2,057,411 from $2,055,426, to conform to the current period presentation. In addition, there were insignificant reclassifications of certain amounts within the line items of the investing activities section.

(2) Fair Value Measurements

Effective September 28, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurement (“SFAS 157”), for its financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period and its nonfinancial assets and nonfinancial liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until September 27, 2009. The Company is evaluating the impact, if any, this Standard will have on its nonfinancial assets and nonfinancial liabilities.

The adoption of SFAS 157 for financial assets and financial liabilities that are re-measured and reported at fair value on a recurring basis did not have an impact on the Company’s financial results.

SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. Financial assets and financial liabilities are categorized within the valuation hierarchy based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

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

As of March 28, 2009, the Company’s financial assets that are re-measured at fair value on a recurring basis consisted of $20,212 in money market mutual funds that are classified as cash and cash equivalents in the Consolidated Balance Sheets, as there are no withdrawal restrictions, and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets.

The Company holds certain minority cost-method equity investments in non-publicly traded securities aggregating $9,193 and $9,278 at March 28, 2009 and September 27, 2008, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its investments. The Company’s cost method investments are adjusted to fair value only when impairment charges are recorded for other-than-temporary declines in value and are determined using fair value criteria within the framework of SFAS 157. As the inputs utilized for the impairment assessment are not based on observable market data, these cost method investments are classified within Level 3 of the fair value hierarchy on a non-recurring basis. To determine the fair value of these investments, the Company used all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. During the three months ended March 28, 2009, the Company recorded an other-than-temporary impairment charge of $310 on one of these cost-method investments to adjust the carrying amount to its fair value. This charge is recorded in Other expense, net in the Consolidated Statements of Operations.

(3) Business Combinations

(a) Third Wave Technologies, Inc.

On July 24, 2008 the Company completed its acquisition of Third Wave Technologies, Inc. (“Third Wave”) pursuant to a definitive agreement dated June 8, 2008. The Company concluded that the acquisition of Third Wave did not represent a material business combination and therefore no pro-forma financial information has been provided herein. Subsequent to the acquisition date, the Company’s results of operations include the results of Third Wave, which is being reported as a component of the Company’s Diagnostics reporting segment.

Third Wave, located in Madison, Wisconsin, develops and markets molecular diagnostic reagents for a wide variety of DNA and RNA analysis applications based on its proprietary Invader chemistry. Third Wave’s current clinical diagnostic offerings consist of products for conditions such as Cystic Fibrosis, cardiovascular risk and other diseases. Third Wave recently submitted pre-market approval (“PMA”) applications for two human papillomavirus (“HPV”) tests to the U.S. Food and Drug Administration (“FDA”).

The Company paid $11.25 per share of Third Wave, for an aggregate purchase price of approximately $591,100 (subject to adjustment) consisting of approximately $575,400 in cash in exchange for stock and warrants; approximately 668 of fully vested stock options granted to Third Wave employees in exchange for their vested Third Wave stock options, with an estimated fair value of approximately $8,100; and approximately $7,600 for acquisition related fees and expenses. There are no potential contingent consideration arrangements payable to the former shareholders in connection with this transaction. Additionally, the Company granted approximately 315 unvested stock options in exchange for unvested Third Wave stock options, with an estimated fair value of approximately $5,100, which is being recognized as compensation expense over the vesting period.

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

The preliminary purchase price is as follows:

Cash portion of consideration	$575,400
Fair value of vested options exchanged	8,100
Direct acquisition costs	7,600

Total estimated purchase price	$591,100

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

The allocation of the purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed as of July 24, 2008. The Company is in the process of gathering information to finalize its valuation of certain assets and liabilities. The purchase price allocation is preliminary and will be finalized once the Company has all necessary information to complete its estimate, but generally no later than one year from the date of acquisition. The components and preliminary allocation of the purchase price consists of the following approximate amounts:

Net tangible assets acquired as of July 24, 2008	$87,300
Increase in inventory to fair value	5,100
Increase in property and equipment to fair value	800
In-process research and development	195,200
Developed technology and know-how	92,300
Deferred income tax liability	(38,100)
Goodwill	248,500

Estimated Purchase Price	$591,100

The preliminary purchase price allocation resulted in goodwill of approximately $241,800 as of July 24, 2008, the date of the acquisition. During the six months ended March 28, 2009, the Company increased goodwill in the amount of approximately $6,700, primarily related to an $9,800 reduction in the estimated net operating loss acquired, partially offset by a $3,000 increase in the preliminary estimate of other tax attributes acquired.

Subsequent to the close of the Third Wave acquisition through March 28, 2009, stock options, originally issued by Third Wave and converted into options to purchase Hologic common stock, were exercised. The Company recorded the estimated tax benefit of approximately $121 and $368 related to the exercise of these options as a reduction to goodwill during fiscal 2009 and fiscal 2008, respectively.

Identifiable Intangible Assets

As part of the preliminary purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only developed technology had separately identifiable values. The fair value of the developed technology intangible assets was determined through the application of the income approach. Developed technology represents currently marketable purchased products that the Company continues to sell as well as utilize to enhance and incorporate into the Company’s existing products. See Note 17 for discussion of estimated useful lives and amortization method.

Acquired In-Process Research and Development

As part of the preliminary purchase price allocation for Third Wave, approximately $195,200 of the purchase price was allocated to acquired in-process research and development projects. The amount allocated to acquired in-process research and development represents the estimated fair value, based on risk-adjusted cash flows, of in-process projects utilizing a discount rate of 20% that have not yet reached technological feasibility and have no alternative future uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products. The fair value attributable to these in-process projects was expensed at the time of the acquisition.

The most significant acquired in-process technology related to the Cervista High HPV Risk (“HR”), for which the Company estimated a value of approximately $151,200. At the time of, and subsequent to the acquisition, the Company sold HPV reagents that detect certain high risk HPV types as Analyte Specific Reagents (“ASRs”). In 2006, Third Wave began clinical trials for PMA submissions to the FDA for Cervista HR. The Company submitted the PMAs in April 2008. During March 2009, the FDA approved the Company’s PMAs for both the Cervista HPV HR and Cervista HPV 16/18 tests. Subsequent to receiving FDA approval, management expected to and has discontinued selling the HPV ASRs and only sells HPV In Vitro Diagnostics (“IVDs”). As such, the HPV in-process research and development related only to the HPV IVDs. The HPV ASRs were valued as developed technology. The estimated cost to complete this technology as of March 28, 2009 was approximately $8,400.

The estimated cost to complete Third Wave’s remaining in-process research and development projects in the aggregate as of March 28, 2009 was approximately $5,500.

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

Upon the close of the merger, Cytyc shareholders received an aggregate of 132,038 shares of Hologic common stock and approximately $2,094,800 in cash. In connection with the close of the merger, the Company entered into a credit agreement relating to a senior secured credit facility (the “Credit Agreement”) with Goldman Sachs Credit Partners L.P. and certain other lenders, in which the lenders committed to provide, in the aggregate, senior secured financing of up to approximately $2,550,000 to pay for the cash portion of the merger consideration, the repayment of existing debt of Cytyc, expenses related to the merger and working capital requirements following the completion of the merger. As of the closing of the merger, the Company borrowed $2,350,000 under this Credit Agreement.

The aggregate purchase price of approximately $6,156,900 included $2,094,800 in cash; 132,038 shares of Hologic common stock at an estimated fair value of $3,671,500; approximately 16,465 of fully vested stock options granted to Cytyc employees in exchange for their vested Cytyc stock options, with an estimated fair value of approximately $241,400; the fair value of Cytyc’s outstanding convertible notes assumed in the merger of approximately $125,000; and approximately $24,200 of direct acquisition costs. There were no potential contingent consideration arrangements payable to the former Cytyc shareholders in connection with this transaction.

The Company measured the fair value of the 132,038 shares of the Company common stock issued as consideration in connection with the merger under EITF 99-12. The Company determined the measurement date to be May 20, 2007, the date the transaction was announced, as the number of shares to be issued according to the exchange ratio was fixed without subsequent revision. The Company valued the securities based on the average market price a few days before and after the measurement date. The weighted average stock price was determined to be approximately $27.81.

(i) Purchase price

The purchase price was as follows:

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

(ii) Purchase Price Allocation

The allocation of the purchase price was based upon estimates of the fair value of assets acquired and liabilities assumed as of October 22, 2007. As a result of the merger, the Company assumed Cytyc’s obligation to the former stockholders of Adiana, Inc. to make contingent earn-out payments based on the achievement of milestones. The Company considered the provisions of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of March 28, 2009, the Company had not recorded any amounts for the potential earn-outs. The Company had formulated and undertaken a plan to restructure certain of Cytyc’s activities. The Company recorded a liability of approximately $2,800 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), primarily related to the termination of certain employees, minimum inventory purchase commitments and other contractual obligations for which the related business activities had been discontinued.

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

Identifiable Intangible Assets

As part of the preliminary purchase price allocation, the Company determined that Cytyc’s identifiable intangible assets include existing technology, customer relationships and trade names. Cytyc’s existing technology related to patents, patent applications and know-how with respect to the technologies embedded in its currently marketed products. In determining the allocation of the purchase price to existing technology, consideration was only given to patents and patent applications that related to products that had been approved by the FDA. Cytyc’s customer relationship assets related to relationships that Cytyc’s sales force had developed with obstetricians/gynecologists and gynecological surgeons, breast surgeons, radiation oncologists, clinical laboratories and other physicians. The trade names related to both the Cytyc name as well as key product names.

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

In estimating the useful life of the acquired assets, the Company considered paragraph 11 of SFAS No. 142, Goodwill and Other Intangible Assets, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors included a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. See Note 17 for discussion of estimated useful lives and amortization method.

Acquired In-Process Research and Development

As part of the purchase price allocation for Cytyc, approximately $370,000 of the purchase price has been allocated to acquired in-process research and development projects. The amount allocated to acquired in-process research and development represented the estimated fair value, based on risk-adjusted cash flows, of in-process projects that had not yet reached technological feasibility and had no alternative future uses as of the date of the merger. The primary basis for determining the technological feasibility of these projects was obtaining regulatory approval to market the underlying products. The fair value attributable to these in-process projects was expensed at the time of the merger.

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

The rates utilized to discount the net cash flows to their present value of 12.5% to 13.5% were based on estimated cost of capital calculations and the implied rate of return from the transaction model plus a risk premium. Due to the nature of the forecasts and the risks associated with the developmental projects, appropriate risk-adjusted discount rates were used for the in-process research and development projects. The discount rates were based on the stage of completion and uncertainties surrounding the successful development of the purchased in-process technology projects.

The acquired in-process research and development of Cytyc related to the following research and development projects: Adiana Complete TransCervical Sterilization System, which the Company subsequently renamed Adiana Permanent Contraception, and expanded labeling of the NovaSure System, Gestiva, the ThinPrep Imaging System, the ThinPrep Processor and the Helica Thermal Coagulator System (“Helica”).

The most significant acquired in-process technology related to the Adiana Permanent Contraception system for which the Company estimated a value of approximately $220,000. The Adiana Permanent Contraception system includes an incisionless trans-cervical permanent sterilization device intended to be performed as an office-based procedure. The system consists of three different parts: a disposable applicator, an implantable polymer matrix and a radio frequency controller. As of March 28, 2009, the estimated remaining costs to complete development are expected to be approximately $154.

Cytyc’s other in-process research and development projects were at different stages of development, ranging from the early stages of development to Phase IIb prototype building, ongoing clinical trials and submission to the FDA of PMA and drug applications. FDA approval or clearance had not been granted for any of the products classified as in-process research and development, nor had Cytyc received any foreign approvals or clearances for any of these products. All products classified as in-process research and development required various levels of in-house and external testing, clinical trials and approvals from the FDA before these future products could be marketed. The estimated cash requirements in the aggregate to complete the development of these remaining products as of March 28, 2009 were expected to be approximately $5,400. Certain of these projects that have been discontinued or delayed are not included in this estimate as their cost to complete and timing of completion are unknown at this time. Certain of the projects included in this estimated cash requirement have been delayed to fiscal 2010 and the estimated costs for these projects have been increased accordingly.

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

The factors contributing to the recognition of this amount of goodwill were based upon several strategic and synergistic benefits that were expected to be realized from the combination. These benefits included the expectation that the Company’s complementary products and technologies would create a leading women’s healthcare company with an enhanced presence in hospitals, private practices and healthcare organizations. The Company also expected to realize substantial synergies through the use of Cytyc’s OB/GYN and breast surgeon sales channel to cross-sell the Company’s existing and future products. The merger provided the Company broader channel coverage within the United States and expanded geographic reach internationally, as well as increased scale and scope for further expanding operations through product development and complementary strategic transactions.

Subsequent to the close of the Cytyc merger through December 27, 2008, vested stock options, originally issued by Cytyc and converted into options to purchase Hologic common stock, were exercised. The Company recorded the estimated tax benefit of approximately $49,300 related to the exercise of these options as a reduction to goodwill during fiscal 2008.

As a result of the Company’s interim impairment analysis of goodwill as of December 27, 2008, the Company recorded an impairment charge of $2,340,023. The goodwill related to this acquisition has been reduced from $3,778,700 at December 27, 2008 to approximately $1,438,700 as of March 28, 2009. See Note 17 for additional information pertaining to the interim impairment analysis of the Company’s goodwill.

Supplemental Pro-forma Information

The following unaudited pro-forma information presents the consolidated results of operations of the Company and Cytyc as if the transaction had occurred at the beginning of the period presented, with pro-forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, subsequent refinancing and certain other adjustments together with related tax effects:

(approximate amounts in thousands, except per share data)	Six Months Ended March 29, 2008
Net revenue	$839,400
Net income	$97,780
Net income per common share:
Basic	$0.39

Diluted	$0.37

The $370,000 charge for acquired in-process research and development, the fair value of the inventory step-up of $42,300, stock-based compensation of $60,000, direct acquisition fees and expenses of $28,000 and change of control payments of $18,600 that were a direct result of the transaction are excluded from the unaudited pro-forma information above. The unaudited pro-forma results are not necessarily indicative of the results that the Company would have attained had the merger with Cytyc occurred at the beginning of the period presented.

Prior to the close of the merger, the Board of Directors of Cytyc approved a modification to certain outstanding equity awards for Cytyc employees, which was consented to by the Company. The modification provided for the acceleration of vesting upon the close of the merger for those awards that did not provide for acceleration upon a change of control as part of the original terms of the award. This modification was consented to by the Company so that the Company would not incur stock-based compensation charges that it otherwise would have if the awards had continued to vest under their original terms.

(5) Other Balance Sheet Information

Components of selected captions in the Consolidated Balance Sheets at March 28, 2009 and September 27, 2008 consisted of:

	March 28, 2009	September 27, 2008
Inventories, net
Raw material and work-in-process	$113,707	$106,291
Finished goods	65,240	68,376

	$178,947	$174,667

Inventories are stated at the lower of cost (first-in, first-out) or market.

	March 28, 2009	September 27, 2008
Property and Equipment, net
Equipment and software	$181,799	$172,790
Customer usage equipment	111,494	100,315
Building and improvements	55,664	55,743
Leasehold improvements	39,586	38,620
Furniture and fixtures	11,172	11,083
Land	8,866	8,978

	408,581	387,529
Less – accumulated depreciation and amortization	(131,947)	(103,554)

	$276,634	$283,975

Restricted Cash

Restricted cash is primarily comprised of bank deposits to fund deferred compensation payments to former executives. The Company paid $2,520 of the restricted cash balance to the applicable former executives subsequent to March 28, 2009.

(6) Indebtedness

(a) Credit Agreement

In connection with its acquisition of Third Wave, on July 17, 2008 the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Goldman Sachs Credit Partners L.P. and certain other lenders (collectively, the “Lenders”). The Amended Credit Agreement amended and restated the Company’s existing credit agreement with the Lenders, dated as of October 22, 2007.

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

In order to complete the acquisition of Third Wave, the Company borrowed $540,000 under the credit facilities on July 17, 2008, consisting of $400,000 under the Term Loan A and $140,000 under the Term Loan B. As of March 28, 2009, the Company had an aggregate of approximately $377,000 of principal outstanding under this credit facility of which approximately $276,000 was under the Term Loan A and approximately $101,000 was under the Term Loan B. The long-term portion of the Term Loan A and Term Loan B loans were approximately $247,000 and $100,000, respectively, at March 28, 2009. Subsequent to March 28, 2009, the Company paid off an additional $47,000 of outstanding principal. The Company had no amounts outstanding and no scheduled required payments under its Revolving Facility and, therefore, had full availability of the $200,000 Revolving Facility as of March 28, 2009. The final maturity dates for the credit facility are September 30, 2012 for the Term Loan A and Revolving Facility and March 31, 2013 for the Term Loan B.

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

All amounts outstanding under the amended credit facilities bear interest, at Hologic’s option, as follows:

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

Borrowings outstanding under the Amended Credit Agreement during the three and six months ended March 28, 2009 had a weighted average interest rate of 3.52% and 4.51%, respectively. At March 28, 2009, the interest rates on the outstanding Term Loan A borrowings ranged from 3.125% to 4.75% and on the Term Loan B borrowings ranged from 3.875% to 5.5%. Interest expense under the Amended Credit agreement for the term loans totaled $5,513 and $12,306 during the second quarter and first six months of fiscal 2009, respectively, which included non-cash interest expense of approximately $2,157 and $3,256 related to the amortization of the capitalized deferred financing costs related to this facility. As of March 28, 2009, there was $13,876 in deferred financing costs related to the Term Loans classified as Other Assets on the Company’s Consolidated Balance Sheets.

Interest expense under the Amended Credit Agreement for the Revolving Facility totaled $497 and $984 during the three and six month periods ended March 28, 2009, respectively, consisting of non-cash interest expense of $244 and $487 related to the amortization of capitalized deferred financing costs as well as commitment fees on the unused portion of this facility. As of March 28, 2009, there was $3,468 in deferred financing costs related to the Revolving Facility classified as Other Assets on the Company’s Consolidated Balance Sheets.

Borrowings under the original credit agreement from initial drawdown at October 22, 2007 through March 29, 2008 had a weighted average interest rate of 6.83%. Interest expense under these credit facilities totaled $8,500 and $36,900 during the three and six months ended March 29, 2008, respectively, which included non-cash interest expense of approximately $4,900 and $9,900 related to the amortization of the capitalized deferred financing costs.

The Company pays a quarterly commitment fee, at a per annum rate of 0.50%, on the undrawn commitments available under the Revolving Facility, which per annum rate is subject to reduction based on a leverage ratio as specified in the Amended Credit Agreement.

The credit facilities contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including financial covenants which require the Company to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter. The Company was in compliance with all covenants as of March 28, 2009.

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

Interest expense under the Convertible Notes totaled $10,222 and $20,444 during the three and six months ended March 28, 2009, respectively, which included non-cash interest expense of $1,501 and $3,002, respectively, related to the amortization of the capitalized deferred financing costs related to the Convertible Notes Agreement. Interest expense under the Convertible Notes totaled $10,222 and $12,314 during the three and six months ended March 29, 2008, respectively, which included non-cash interest expense of $1,501 and $1,773, respectively, related to the amortization of the capitalized deferred financing costs related to the Convertible Notes Agreement. As of March 28, 2009, there was $28,249 in deferred financing costs related to the Convertible Notes classified as Other Assets on the Company’s Consolidated Balance Sheets.

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

In lieu of delivery of shares of the Company’s common stock in satisfaction of the Company’s obligation upon conversion of the Convertible Notes, the Company may elect to deliver cash or a combination of cash and shares of the Company’s common stock. If the Company elects to satisfy its conversion obligation in a combination of cash and shares of the Company’s common stock, the Company is required to deliver up to a specified dollar amount of cash per $1,000 original principal amount of Convertible Notes, and will settle the remainder of the conversion obligation in shares of its common stock, in each case as provided in the Indenture. It is the Company’s current intent and policy to settle any conversion of the Convertible Notes as if the Company had elected to make the net share settlement election.

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

Based on the Company’s evaluation of the Convertible Notes in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Company determined that the Convertible Notes contained a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment requiring bifurcation as the features were not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal for all periods presented in the consolidated financial statements.

As of March 28, 2009, upon conversion, including the potential premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 56,000 common shares to the Convertible Note holders.

See Note 18, “Recent Accounting Pronouncements”, for a discussion related to the impact of the adoption of FASB Staff Position Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) in fiscal 2010.

(c) AEG Debt

The Company’s AEG subsidiary has approximately $8,900 outstanding at March 28, 2009 under certain debt agreements of which the long term portion is $7,000. The terms of the agreements have various maturities ranging from December 30, 2010 through March 30, 2014. Outstanding borrowings had interest rates ranging from 2.5% to 4.3% and 5.5% to 5.7% during the six months ended March 28, 2009 and March 29, 2008, respectively. Interest expense incurred under these debt agreements totaled $94 and $239 during the three and six months ended March 28, 2009, respectively. Interest expense incurred under these debt agreements totaled $206 and $338 during the three and six months ended March 29, 2008, respectively.

(7) Commitments and Contingencies

(a) Contingent Earn-Out Payments

As a result of the Cytyc merger, the Company assumed the obligation to the former Adiana stockholders to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155,000, based on the achievement of certain FDA milestones and on incremental sales growth of the Adiana permanent contraception product during the four-year period following FDA approval of this product. As FDA approval has not occurred, no amounts have been recorded or paid as of March 28, 2009.

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

The Company also has an obligation for up to two annual earn-out payments not to exceed $15,000 in the aggregate based on BioLucent’s achievement of certain revenue targets. The Company has considered the provisions of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of March 28, 2009, the revenue targets had not been achieved and the Company has not recorded any amounts for these potential earn-outs.

(b) Purchase Obligations

In September 2005, the Company entered into an exclusive distribution and service agreement in the United States under which the Company would sell and service a line of extremity MRI systems. On October 31, 2007, the Company and Esaote amended the terms of this agreement such that the Company’s remaining minimum purchase obligation was approximately $3,000 through December 31, 2008. The Company accrued this obligation, which is recorded in accrued expenses. The agreement was further amended in February 2009 to finalize the manner in which the remaining minimum purchase obligation of $3,000 would be satisfied.

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

As of March 28, 2009 and September 27, 2008, the Company has recorded a pension liability of approximately $6,658 and $7,323, respectively, primarily as a component of long-term liabilities, in the accompanying consolidated financial statements. As of March 28, 2009 and September 27, 2008, the pension plans held no assets. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Pension benefits are safeguarded by the Pension Guaranty Fund, a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency. The Company’s net periodic benefit cost and components thereof were not material during the six months ended March 28, 2009 and March 29, 2008.

(9) Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding plus the dilutive effect of potential common shares from outstanding stock options, restricted stock units and convertible debt determined by applying the treasury stock method. In accordance with SFAS No. 123 (revised 2004), Share-Based Payment, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money and restricted stock units.

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

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Numerator:
Net (loss) income, as reported, for basic earnings per share	$(2,300,170)	$55,986	$(2,252,177)	$(302,622)
Interest expense on Cytyc convertible debt, net of tax	—	4	—	—

Net (loss) income, as adjusted, for diluted earnings per share	$(2,300,170)	$55,990	$(2,252,177)	$(302,622)

Denominator:
Basic weighted average common shares outstanding	256,374	255,253	256,293	236,068
Weighted average common equivalent shares from assumed exercise of stock options and restricted stock units	—	4,520	—	—
Weighted average common equivalent shares from assumed conversion of convertible notes	—	25	—	—

Diluted weighted average common shares outstanding	256,374	259,798	256,293	236,068

Basic net (loss) income per common share	$(8.97)	$0.22	$(8.79)	$(1.28)

Diluted net (loss) income per common share	$(8.97)	$0.22	$(8.79)	$(1.28)

Diluted weighted average shares outstanding do not include options outstanding to purchase 14,435 and 13,773 common shares, respectively, and 2,841 and 2,531 outstanding restricted stock units, respectively, for the three and six months ended March 28, 2009 as their effect would have been anti-dilutive due to the Company’s net loss position. Diluted weighted average shares outstanding do not include options outstanding to purchase 2,701 common shares and 887 outstanding restricted stock units for the three months ended March 29, 2008, as their effect would have been anti-dilutive. Diluted weighted average shares outstanding do not include options outstanding to purchase 6,557 common shares and 93 outstanding restricted stock units as a result of the Company’s net loss position for the six months ended March 29, 2008, as their effect would have been anti-dilutive. Diluted average shares outstanding do not include any effect resulting from the conversion of the Company’s convertible notes issued in December 2007 as their impact would be anti-dilutive for all periods presented.

(10) Stock-based Compensation

Stock-based compensation expense in the three and six months ended March 28, 2009 and March 29, 2008 is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Cost of revenues	$1,068	$518	$1,712	$1,243
Research and development	1,023	543	2,348	1,229
Selling and marketing	1,206	780	2,777	1,495
General and administrative	5,576	3,082	9,506	8,539

Stock Options

The Company granted approximately 2,949 and 3,211 stock options, respectively, during the six months ended March 28, 2009 and March 29, 2008 with a weighted average exercise price of $14.42 and $30.74, respectively. There were 16,780 options outstanding at March 28, 2009 with a weighted average exercise price of $16.72.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these options are indicated in the following table:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Risk-free interest rate	2.0%	3.0%	2.0%	3% to 4%
Expected volatility	46%	37%	46%	37% to 38%
Expected life (in years)	4.0	3.8	4.0	3.8 to 4.6
Dividend yield	—	—	—	—
Forfeiture rate	7.7%	6.8%	7.7%	6.8% to 9.0%
Weighted average fair value of options granted	$4.81	$10.09	$5.40	$10.38

Included in stock-based compensation expense for the six months ended March 29, 2008 was $2,662 as a result of the acceleration of vesting for certain outstanding Hologic stock options upon the close of the merger with Cytyc. The original terms of these employee stock options provided for acceleration of vesting upon a change of control. In addition, stock-based compensation during the six months ended March 29, 2008 includes $2,264 as a result of a modification of certain stock options in connection with the Cytyc Merger Agreement in May 2007. The modification provided for acceleration of vesting of the unvested options upon a termination as a result of a change of control, as well as an extension of the period to exercise vested options from 90 days to December 31, 2009, which occurred upon the close of the merger with Cytyc.

As of March 28, 2009, total unrecognized compensation expense related to stock options is $34,275, which is expected to be recognized over a weighted average period of 3.9 years

Restricted Stock Units

The Company granted approximately 1,669 and 1,222 restricted stock units, respectively, during the six months ended March 28, 2009 and March 29, 2008 with weighted average grant date fair values of $14.46 and $33.26, respectively. As of March 28, 2009, there were 2,866 unvested restricted stock units outstanding with a weighted average grant date fair value of $22.02.

The estimated forfeiture rate for restricted stock awards used in determining the expense recorded in the Company’s Consolidated Statements of Operations was 6.4% and 7.03% for the six months ended March 28, 2009 and March 29, 2008, respectively.

Stock-based compensation expense for the six months ended March 28, 2009 and March 29, 2008 for restricted stock units included $41 and $570, respectively, as a result of the acceleration of vesting for certain outstanding restricted stock units in connection with the acquisition of Third Wave and the merger with Cytyc. The original terms of these restricted stock units provided for acceleration of vesting upon a change of control.

As of March 28, 2009, total unrecognized compensation expense related to restricted stock units is $40,299, which is expected be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan

At the Company’s March 11, 2008 Annual Meeting of Stockholders, the Company’s 2008 Employee Stock Purchase Plan (the “ESP Plan”) was approved. The plan meets the criteria set forth in SFAS 123(R)’s definition of a non-compensatory plan, and therefore does not give rise to the recognition of stock compensation expense. Employees who have completed three consecutive months, or two years, whether or not consecutive, of employment with the Company or any of its participating subsidiaries are eligible to participate in the ESP Plan. The ESP Plan allows participants to purchase common stock of the Company at 95% of the fair market value, as defined. A total of 400 shares may be issued under the ESP Plan. During the second quarter of fiscal 2009, the Company issued 77 shares under the ESP Plan.

Option Exchange Program

On December 22, 2008, the Board of Directors approved, subject to stockholder approval, a one-time stock option exchange program (the “Option Exchange Program”). The Option Exchange Program was approved at the Annual Meeting of Stockholders held on March 4, 2009. The Option Exchange Program permitted eligible employees to exchange their outstanding options issued on January 16, 2008 at an exercise price per share of $33.31 for a lesser number of new options (“New Options”), with such number of New Options issuable upon exchange calculated pursuant to an exchange ratio based on the original exercise price of the surrendered option. The exchange offer expired on April 5, 2009. Pursuant to the Option Exchange Program, the New Options have an exercise price of $14.87, which is 110% of the last reported closing sales price of the Company’s common stock as of the date of the new grant, which was April 5, 2009. The total number of stock options eligible to be exchanged of 674 was exchanged for 406 New Options.

On the date of exchange, the estimated fair value of the New Options did not exceed the fair value of the exchanged stock options calculated immediately prior to the exchange. As such, there is no incremental fair value of the New Options, and the Company will not record additional compensation expense related to the exchange. The Company will continue to recognize the remaining compensation expense related to the exchanged options over the remaining vesting period of the original options. The New Options become exercisable over a period of four years, with 25% vesting on the first anniversary of the date the New Options were granted and 25% vesting on each anniversary thereafter, so long as the option holder continues to be employed by the Company.

(11) Comprehensive (Loss) Income

The Company’s other comprehensive (loss) income comprise foreign currency translation adjustments and deferred tax on minimum pension liability. A reconciliation of comprehensive (loss) income is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net (loss) income as reported	$(2,300,170)	$55,986	$(2,252,177)	$(302,622)
Translation adjustment	(3,746)	3,770	(5,379)	5,370
Deferred tax on minimum pension liability	—	(965)	—	(965)

Comprehensive (loss) income	$(2,303,916)	$58,791	$(2,257,556)	$(298,217)

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

Identifiable assets for the four principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other identifiable assets as corporate assets. Intersegment sales and transfers are not significant. Segment information for the three and six months ended March 28, 2009 and March 29, 2008 is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Total revenues–
Breast Health	$180,080	$223,348	$379,192	$420,310
Diagnostics	135,035	124,435	269,659	224,746
GYN Surgical	63,805	55,220	131,754	105,106

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Skeletal Health	23,094	28,045	50,642	52,332

	$402,014	$431,048	$831,247	$802,494

Operating (loss) income–
Breast Health	$(229,865)	$58,292	$(184,905)	$100,954
Diagnostics	(887,761)	36,811	(863,478)	(45,160)
GYN Surgical	(1,150,694)	10,962	(1,130,713)	(271,900)
Skeletal Health	3,468	46	7,965	(566)

	$(2,264,852)	$106,111	$(2,171,131)	$(216,672)

Depreciation and amortization–
Breast Health	$10,872	$10,345	$21,742	$19,746
Diagnostics	39,291	24,558	78,637	44,866
GYN Surgical	14,037	8,900	28,330	14,365
Skeletal Health	1,849	1,501	3,521	2,890

	$66,049	$45,304	$132,230	$81,867

Capital expenditures–
Breast Health	$2,132	$4,557	$5,977	$9,434
Diagnostics	1,977	2,041	3,464	5,581
GYN Surgical	1,052	6,484	2,994	9,040
Skeletal Health	1,898	3,531	4,123	5,448

	$7,059	$16,613	$16,558	$29,503

	March 28, 2009	September 27, 2008
Identifiable assets–
Breast Health	$1,153,001	$1,435,674
Diagnostics	2,007,820	2,976,854
GYN Surgical	1,882,327	3,080,365
Skeletal Health	34,184	25,151
Corporate	706,028	616,588

	$5,783,360	$8,134,632

As a result of the Company’s interim impairment analysis of goodwill as of December 27, 2008, the Company recorded a goodwill impairment charge of $2,340,023 during the three months ended March 28, 2009 comprised of $1,165,804 for GYN Surgical, $908,349 for Diagnostics, and $265,870 for Breast Health. See Note 17 for additional information pertaining to the interim impairment analysis of the Company’s goodwill.

There were no customers with balances greater than 10% of accounts receivable as of March 28, 2009 or September 27, 2008, nor any customer that represented greater than 10% of product revenues during the three and six months ended March 28, 2009 and March 29, 2008.

Export sales from the United States to unaffiliated customers, primarily in Europe, Asia and Latin America, during the three and six months ended March 28, 2009 totaled $73,752 and $155,173, respectively, and for the three and six months ended March 29, 2008 totaled $80,144 and $147,740, respectively.

Products sold by the Company internationally are manufactured at domestic and international manufacturing locations such as Costa Rica, where much of the GYN Surgical products are currently being manufactured.

Transfers between the Company and its subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation. There were no intersegment revenues during the three and six months ended March 28, 2009.

Export product sales as a percentage of total product sales were as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Europe	12%	13%	13%	13%
Asia	4%	4%	4%	4%
All others	5%	4%	4%	3%

	21%	21%	21%	20%

(13) Litigation and Other Matters

On October 5, 2007, Ethicon Endo-Surgery, Inc., a Johnson & Johnson operating company, filed a complaint against the Company and its wholly-owned subsidiary Suros in the United States District Court for the District of Ohio. The complaint alleges that certain of the ATEC biopsy systems manufactured and sold by Suros infringe four Ethicon patents. An amended complaint filed January 11, 2008 additionally asserts claims of unfair competition. The complaint seeks to enjoin Hologic and Suros from conducting acts of unfair competition and infringing the patents as well as the recovery of unspecified damages and costs. A Markman hearing was held on January 8, 2009, and the Court issued its ruling on April 3, 2009. Given the stage of the litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

On January 9, 2008, Tissue Extraction Devices, LLC filed a complaint against the Company and Suros in the United States District Court for the Northern District of Illinois, alleging infringement of US Patent No. 7,316,726 by certain of the ATEC biopsy systems manufactured and sold by Suros. The complaint seeks to enjoin the Company and Suros from infringing the patents as well as the recovery of damages and costs resulting from the alleged infringement. On May 20, 2008, the judge in Illinois granted the Company’s motion to transfer the case to the United States District Court for the Southern District of Indiana. On April 14, 2009, the parties entered into a confidential settlement agreement calling for a nominal payment by the Company in exchange for a fully paid up license to the patent in suit and related family member patent applications. The suit was dismissed with prejudice by the Court on April 24, 2009.

In October 2005, Third Wave, which the Company acquired by way of merger on July 24, 2008, filed a declaratory judgment suit in the United States District Court for the Western District of Wisconsin against Digene Corporation seeking a ruling that its HPV ASRs do not infringe any valid claims of Digene’s human papillomavirus related patents. In January 2006, Third Wave reached an agreement with Digene to dismiss the suit without prejudice. Third Wave also agreed that neither party would file a suit against the other relating to the human papillomavirus patents for one year. After this period expired, on January 11, 2007, Digene Corporation filed suit against Third Wave in the United States Court for the Western District of Wisconsin. The complaint alleged patent infringement of unidentified claims of a single patent related to HPV type 52 by Third Wave’s HPV ASR product. Third Wave filed its response to Digene’s complaint on February 28, 2007, which, in addition to denying the alleged infringement, also asserted that certain Digene sales practices violate certain antitrust laws. After conducting a hearing on June 22, 2007, the court released its claim construction order on July 23, 2007 adopting all of Third Wave’s proposed construction. On July 31, 2007, Digene filed a motion to reconsider the court’s claim construction. On September 26, 2007, the court issued an order denying Digene’s motion for reconsideration in its entirety and upheld the earlier claim construction ruling. In response, in a filing to the court, Digene stated that it “believes it will not be able to sustain its claim of infringement.” On October 19, 2007 Digene filed a motion for summary judgment on Third Wave’s antitrust counterclaims. On November 23, 2007, the court issued an order dismissing Digene’s patent infringement claims. On January 11, 2008, the court issued an order granting Digene’s motion for summary judgment on Third Wave’s antitrust counterclaims. On February 29, 2008, both Third Wave and Digene filed notices of appeal to the Court of Appeals for the Federal Circuit. Oral arguments for the appeal were conducted on February 2, 2009. On April 1, 2009, the Court of Appeals for the Federal Circuit issued its ruling affirming the judgment of the United States District Court for the Western District of Wisconsin dismissing Digene’s patent infringement claim against Third Wave and Third Wave’s antitrust counterclaim against Digene.

The Company is a party to various other legal proceedings arising out of the ordinary course of its business. The Company believes that there are no other proceedings pending against it which, if determined adversely, would have a material adverse effect on its financial condition or results of operations.

(14) Income Taxes

The Company’s effective tax rates for the three and six months ended March 28, 2009 were (0.78)% and (1.93)%, respectively. The Company’s effective tax rates for the three and six months ended March 29, 2008 were 36.0% and (14.3)%, respectively. For the three and six months ended March 28, 2009, the effective tax rate was significantly impacted by the goodwill impairment charge recorded in the second quarter of fiscal 2009, substantially all of which is not deductible for tax purposes. The effective tax rate for the three months ended March 29, 2008 was significantly impacted by the acquired in-process research and development charge related to the Cytyc merger, which is not deductible for tax purposes. As of March 28, 2009, the Company has recorded a net deferred tax liability of approximately $869,000. This liability is net of certain deferred tax assets totaling approximately $60,000. Management’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable.

The Company had gross unrecognized tax benefits, including interest, of approximately $21,600 as of March 28, 2009. Of this amount, $6,900 represents the amount of unrecognized tax benefits as of March 28, 2009 that, if recognized, would result in a reduction of the Company’s effective tax rate. At March 29, 2008, the Company had $20,300 of gross unrecognized tax benefits, $4,200 of which, if recognized, would result in the reduction of the Company’s effective tax rate. However, upon the adoption of SFAS No. 141(R) changes in unrecognized tax benefits following an acquisition generally will affect income tax expense, including any changes associated with acquisitions that occurred prior to the effective date of SFAS 141(R). In the next twelve months it is reasonably possible that the Company will reduce the balance of its unrecognized tax benefits by $901 due to the expiration of statute of limitations and settlements with taxing authorities, of which $108 will reduce the Company’s effective tax rate.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as part of income tax expense in its Consolidated Statements of Operations. As of March 28, 2009, accrued interest was approximately $880, net of federal benefit. As of March 28, 2009, no penalties have been accrued.

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

Product warranty activity for the six months ended March 28, 2009 and March 29, 2008 is as follows:

	Balance at beginning of period	Accruals for warranties provided during the period	Accruals for warranties acquired during the period	Write-offs/ payments	Balance at end of period
Six Months Ended:
March 28, 2009	$9,109	$2,350	$—	$(4,330)	$7,129
March 29, 2008	$12,087	$5,551	$591	$(5,628)	$12,601

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

Changes in the restructuring accrual for the six months ended March 28, 2009 were as follows:

	Six Months Ended March 28, 2009
	Other	Termination Benefits
Beginning balance, September 27, 2008	$882	$1,309
Adjustments	(476)	(387)
Payments	(128)	(664)

Ending balance, March 28, 2009	$278	$258

As a result of the Cytyc merger, the Company also assumed an arrangement in which the Company is sub-leasing all of its Mountain View facility to a third party for a term of approximately five years, a period of time equivalent to the remainder of the Company’s lease of this facility. The sub-lease commenced on July 1, 2007.

(17) Goodwill and Intangible Assets

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator.

In performing the impairment test, the Company utilizes the two-step approach prescribed under SFAS 142. The first step requires a comparison of the carrying value of the reporting units to the estimated fair value of the reporting units. To estimate the fair value of its reporting units for Step 1, the Company utilizes a combination of the income and market approaches and performs a valuation analysis. The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on the Company’s most recent budget and for years beyond the budget, the Company’s estimates are based on assumed growth rates. The Company believes its assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant relative to each respective reporting unit. The market approach considers comparable market data based on multiples of revenue or earnings before taxes, depreciation and amortization (“EBITDA”). The Company believes its assumptions used to determine the fair value of its respective reporting units are reasonable. If different assumptions were used, particularly with respect to forecasted cash flows, WACCs, or market multiples, different estimates of fair value may result and there could be the potential that an impairment charge could result. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.

If the carrying value of a reporting unit exceeds its estimated fair value, the Company is required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for each reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its assets and liabilities. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment charge is recorded.

In prior years, the Company conducted its annual impairment test of goodwill for certain of its reporting units (its historical reporting units prior to the Cytyc merger) as of the last day of the second quarter. In the fourth quarter of fiscal 2008, the Company changed the measurement date from the last day of its second quarter to the first day of its fourth quarter, in order to provide additional time to determine the fair value of its reporting units and to evaluate the results of the impairment testing. This change did not delay, accelerate or avoid an impairment charge. This change did not have any effect on the Company’s financial performance or results of operations, nor was there any impact on prior periods’ financial statements under the requirements of SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). The retrospective application as required under SFAS 154 was not necessary as no impairment charges had been recorded in any previously recorded financial statements nor did the change in measurement date cause any impairments.

As a result of the change in the measurement date for the Company’s annual goodwill impairment test for its historical reporting units from the last day of the second quarter of the fiscal year to the first day of the fourth quarter of the fiscal year, the Company evaluated, in accordance with paragraph 27 of SFAS 142, whether the detailed determination of fair value of its historical reporting units as of March 29, 2008 could be carried forward to the first day of its fiscal fourth quarter of 2008 or if a new test of goodwill impairment was required to be performed for these historical reporting units. In its evaluation, the Company noted that the assets and liabilities of the reporting units had not changed significantly, there was sufficient margin between the carrying amount and fair value determination for each reporting unit and no events or circumstances related to these reporting units would suggest that a current fair value determination of reporting units would result in a valuation lower than the carrying amount of the reporting units. Based on this evaluation, the Company believed it sufficiently met the requirements of paragraph 27 of SFAS 142 to carry forward its estimate of fair value for these reporting units.

The Company conducted its annual impairment test of goodwill for its new reporting units as a result of the Company’s acquisition of Cytyc Corporation as of the first day of the fourth quarter of fiscal 2008. The fair value of each reporting unit was determined to be in excess of each reporting unit’s carrying value and as a result the second step of the impairment test was not required.

During the first quarter of fiscal 2009, based upon a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of the Company’s market capitalization significantly below the book value of the Company’s net assets, the Company concluded that potential goodwill impairment indicators existed as of December 27, 2008. As a result, the Company performed an interim goodwill impairment analysis as of December 27, 2008 in accordance with SFAS 142. As noted above, the Company has utilized DCF and market approaches to estimate the fair value of its reporting units as of December 27, 2008 and believes it has used reasonable estimates and assumptions about future revenue, cost projections, cash flows and market multiples. In addition, using a DCF requires the use of a risk-adjusted discount rate for which the Company based its rate on the WACC of a market participant. The Company performed a peer company analysis and considered the industry weighted average return on debt and equity from a market participant perspective for its reporting units. Given the disruptions in the credit and equity markets, the WACCs for each reporting unit increased between the Company’s annual test performed on the first day of its fourth quarter of fiscal 2008 and the interim test performed as of December 27, 2008. The long-term growth rates are largely consistent with those applied in the annual test performed, except for MammoSite, which is a reporting unit in Breast Health, in which the long-term growth rate declined due to current competitive pressures on the reporting unit’s products, as well as recent regulatory and reimbursement changes. The Step 1 impairment analysis indicated that the carrying value of the net assets of three of the Company’s reporting units, acquired in connection with the Cytyc acquisition, exceeded the estimated fair value of those reporting units. As a result, the Company was required to perform Step 2 of the goodwill impairment test to determine the amount, if any, of goodwill impairment charges for each of the applicable reporting units. Due to the complexities and time involved in preparing the Step 1 analysis, the Company had not commenced the Step 2 analysis as of February 5, 2009, the date it filed its Form 10-Q for the quarter ended December 27, 2008. As a result of the fact that the Company had not commenced the Step 2 analysis and the complexity of the analysis required to complete the Step 2 analysis, the Company was unable to determine that an impairment loss, in accordance with SFAS No. 5, Accounting for Contingencies, was both probable and reasonably estimable at December 27, 2008.

The Company completed the Step 2 analysis during its second quarter of fiscal 2009, which resulted in an aggregate goodwill impairment charge of $2,340,023. This impairment charge is comprised of $1,165,804 for GYN Surgical, $908,349 for Diagnostics, and $265,870 for Breast Health. The impairment charges for GYN Surgical and Diagnostics are primarily attributable to the assumption of higher discount rates compared to those used in the annual impairment test performed as of the first day of the fourth quarter of fiscal 2008 (the July 2008 valuation) and the assumption that the reporting units would be purchased or sold in a taxable transaction in accordance with EITF Issue No. 02-13 Deferred Income Tax Considerations in Applying the Goodwill Impairment Test

in FASB Statement No. 142 (“EITF 02-13”). The impairment charge for MammoSite, which is included in Breast Health, is a result of a combination of a higher discount rate and lower projected future cash flows compared to those used in the July 2008 valuation. The higher discount rates for the three reporting units, which range from 10% to 13.5% compared to 9% to 10% used in the July 2008 valuation, reflect an increase in the risks inherent in the estimated future cash flows and the higher rate of return a market participant would require based on the current macro-economic environment. The reduction in forecasted cash flows for the MammoSite reporting unit is due to current competitive pressure on the reporting unit’s products as well as recent regulatory and reimbursement changes.

The Company also evaluated the aggregate fair value of its reporting units compared to its market capitalization noting an implied control premium of approximately 16%. The Company has used an average of its market capitalization over the 30 calendar days preceding the impairment testing date as being more reflective of its market value than a single day, point-in-time market price. The Company has concluded that its implied control premium is reasonable when compared to industry specific information. There were no material changes in the Company’s market capitalization from the date of the interim goodwill impairment test as of December 27, 2008 through the quarter ended March 28, 2009.

The Company believes that the procedures performed and the estimates and assumptions used in the Step 1 and Step 2 analyses for each reporting unit are reasonable and in accordance with the guidelines for acquisition accounting under SFAS 141, SFAS 142 and EITF 02-13.

For illustrative purposes, had the fair values of each reporting unit for which the Company has recorded goodwill impairment charges in the second quarter of fiscal 2009 been lower by 10% as of December 27, 2008, the Company would have recorded an additional impairment charge of $435,480. Based on the Company’s estimates as of December 27, 2008, the impact of reducing the Company’s fair value estimates for its other reporting units, for which the Company did not record any goodwill impairment charges, by 10% would have no impact on the Company’s goodwill assessment for those reporting units.

The estimate of fair value requires significant judgment. Any loss resulting from the SFAS 142 impairment analysis is reflected in operating (loss) income in the Company’s Consolidated Statements of Operations. The impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. Impairment charges related to goodwill have no impact on the Company’s cash balances or compliance with financial covenants under its Amended and Restated Credit Agreement.

The following table presents the changes in goodwill during the six months ended March 28, 2009:

Balance at September 27, 2008	$4,450,496
Impairment of goodwill	(2,340,023)
Purchase price adjustments	2,648
Foreign currency translation impact	(592)

Balance at March 28, 2009	$2,112,529

The increase of approximately $2,600 to goodwill for purchase price adjustments during the six months ended March 28, 2009 primarily includes an $9,800 decrease to the estimated tax net operating loss carryforward acquired as a result of the Third Wave acquisition due to an increase in the valuation allowance related to these assets acquired where the Company determined that it was more likely than not that these assets would be realized, offset by decreases in goodwill for increases to the tax net operating loss carryforwards acquired as a result of the Cytyc and R2 acquisitions in the amounts of $2,100 and $2,000, respectively, and an increase in the preliminary estimate of other tax attributes acquired in the Third Wave acquisition of $3,000.

The allocation of goodwill by reporting segment consists of the following:

	Balance as of March 28, 2009	Balance as of September 27, 2008
Breast Health	$662,301	$930,672
Diagnostics	584,085	1,486,988
GYN Surgical	858,000	2,024,639
Skeletal Health	8,143	8,197

	$2,112,529	$4,450,496

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company evaluates the realizability of long-lived assets, which primarily consist of property and equipment and definite lived intangible assets (the “SFAS 144 Long-Lived Assets”), whenever events or changes in circumstances or business conditions indicate that the carrying value of the long-lived assets may not be recoverable based on expectations of undiscounted future cash flows for each asset group. As a result of the Company’s conclusion that an interim impairment test of goodwill was required during the first quarter of fiscal 2009 (as discussed above), the Company performed an interim test for the impairment of long-lived assets as required by SFAS 144 in the first quarter of fiscal 2009.

The interim evaluation of the impairment of long-lived assets, other than goodwill, was based on expectations of undiscounted future cash flows compared to the carrying value of the long-lived asset groups in accordance with SFAS 144. If the sum of the expected undiscounted future cash flows was less than the carrying amount of the SFAS 144 Long-Lived Assets, the Company would recognize an impairment loss. The Company’s cash flow estimates were based upon historical cash flows, as well as future projected cash flows derived from the annual Company wide planning process and interim forecasting. The Company believes that its procedures for estimating gross future cash flows are reasonable and consistent with market conditions at the time of estimation. The results of the Company’s interim impairment testing under SFAS 144 indicated that there was no impairment of SFAS 144 Long-Lived Assets as of December 27, 2008.

During the second quarter of fiscal 2009, the Company decided to discontinue selling a certain product within the Diagnostic reporting segment as a result of recent communications from the FDA regarding the approval process. The Company believes that its decision is an indicator of impairment, and therefore, the Company performed an impairment test in accordance with SFAS 144. The Company determined that the undiscounted cash flows to be generated by the asset group over its remaining estimated useful life would not be sufficient to recover the carrying value of the asset group. Due to the insufficient cash flows to be generated, the Company determined that the asset group’s fair value was de minimus and recorded an impairment charge of $4,065 comprised of developed technology of $2,594 and capitalized license fees of $1,471. This charge is reflected in cost of product sales in the Company’s Consolidated Statement of Operations.

Intangible assets consist of the following:

Description	Weighted Average Remaining Estimated Amortization Period (in years)	As of March 28, 2009		As of September 27, 2008
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed Technology	13.1	$2,132,091	$187,469	$2,135,688	$112,568
Customer Relationship	13.1	484,636	42,683	484,136	22,509
Trade Name	23.6	146,921	15,014	146,963	9,950
Patents	9.7	11,344	7,627	11,183	7,544
Capitalized License Fees	6.4	2,766	304	6,491	2,239

Totals		$2,777,758	$253,097	$2,784,461	$154,810

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

The estimated remaining amortization expense for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2009	$105,653
Fiscal 2010	227,850
Fiscal 2011	232,178
Fiscal 2012	233,531
Fiscal 2013	223,846

(18) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) will now require acquisition costs to be expensed as incurred, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally to affect income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Early adoption is prohibited. The Company is currently evaluating the impact that the adoption of SFAS 141(R) will have on its consolidated financial statements.

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

The adoption of FSP APB 14-1 will have no impact on the Company’s actual past or future cash flows. However, upon adoption in fiscal 2010, the Company will restate prior periods by reclassifying approximately $470,000 of its Convertible Notes to additional paid-in capital, resulting in a debt discount. It is estimated that the Company’s non-cash interest expense will increase by approximately $16,100 and $32,000 for the three and six months ended March 28, 2009, respectively, and approximately $14,800 and $17,400 for the three and six months ended March 29, 2008, respectively, resulting in a restated diluted net loss per share of approximately $(9.01) and $(8.87) for the three and six months ended March 28, 2009, respectively, and a restated diluted net income (loss) per share of approximately $0.18 and $(1.33) for the three and six months ended March 29, 2008, respectively.

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

•

manufacturing risks that may limit our ability to increase commercial production of certain of our digital products, including our reliance on a single or a limited number of suppliers for some key components of our products as well as the need to comply with especially high standards for those components and in the manufacture of direct radiography products in general;

•

uncertainties inherent in the development of new products and the enhancement of existing products, including technical, U.S. Food and Drug Administration (“FDA”) approval/clearance and other regulatory risks, cost overruns and delays, and the changing of Agency administration;

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

•

an adverse change in the projected discounted cash flows from our acquired businesses or the business climate in which they operate, including the continuation of the current financial and economic turmoil, could require us to incur further impairment charges which would have an adverse impact on our operating results.

Other factors that could adversely affect our business and prospects are described in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended September 27, 2008. The risks included above and in such reports are not exhaustive. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such forward-looking statement is based.

OVERVIEW

We are a developer, manufacturer and supplier of medical imaging systems and diagnostic and surgical products focused on the healthcare needs of women. Historically, we have developed, manufactured and marketed products focused on mammography, breast care and osteoporosis assessment. In October 2007, we completed our business combination with Cytyc Corporation (“Cytyc”), a company that develops, manufactures and markets complementary products covering a range of cancers and women’s health applications, including cervical cancer screening, prenatal diagnostics, uterine disorders and partial breast radiation therapy. On July 24, 2008, we completed our acquisition of Third Wave Technologies, Inc. (“Third Wave”), a company that develops and markets molecular diagnostic reagents for a wide variety of DNA and RNA analysis applications based on its proprietary Invader chemistry.

We have historically focused our resources on developing systems and subsystems offering superior image quality and diagnostic accuracy, which has enabled us to capture significant market share and customer loyalty, despite the presence of large competitors. Our combination with Cytyc enabled us to benefit from Cytyc’s strengths in the fields of obstetrics, gynecology, radiation oncology and minimally invasive surgery. Our acquisition of Third Wave enabled us to further expand our offerings into the clinical molecular diagnostics market utilizing Third Wave’s Invader chemistry and its human papillomavirus (“HPV”) tests recently approved by the FDA in March 2009.

Our breast health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, computer-aided detection (“CAD”), breast biopsy guidance systems, minimally invasive breast biopsy and tissue extraction devices and breast brachytherapy products. Our new Dimensions 2D digital mammography system received CE mark approval in Europe in fiscal 2008, and we received FDA approval in December 2008. Our 3D configuration received CE mark approval in Europe in fiscal 2008.

Our diagnostics products include the ThinPrep System (“ThinPrep”), which is primarily used in cytology applications, such as cervical cancer screening, and the FullTerm Fetal Fibronectin Test (“FullTerm”), which offers clinical and cost benefits for the assessment of the risk of pre-term birth. Through our recent acquisition of Third Wave, we have added In Vitro Diagnostic (“IVD”) tests using Third Wave’s Invader technology, allowing researchers and clinical laboratories to create assays to perform inherited disorders testing and testing for other mutations associated with genetic predispositions and other diseases such as Cystic Fibrosis. We received FDA approval for both of our Cervista HPV HR and Cervista HPV 16/18 tests in March 2009.

Our GYN surgical products include the NovaSure Impedance Controlled RF Ablation System (“NovaSure System”), which enables physicians to treat women suffering from excessive menstrual bleeding in a minimally invasive manner in order to eliminate or reduce their bleeding, and the Adiana Permanent Contraception system, which is a form of permanent female contraception intended as an alternative to tubal ligation for which we are seeking a PMA from the FDA. The Adiana Permanent Contraception system received CE mark approval in Europe in the second quarter of fiscal 2009.

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

Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: Adeza, Adiana, AEG, ATEC, BioLucent, Celero, Cervista, Cytyc, Dimensions, Fluoroscan, FullTerm, Gestiva, Invader, MammoSite, NovaSure, R2, Suros, ThinPrep, and Third Wave.

RECENT ECONOMIC DEVELOPMENTS

Market acceptance of our medical products in the United States and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient demand for our products and procedures and the reimbursement of patient’s medical expenses by government healthcare programs, private insurers or other healthcare payors. We believe that the current uncertainty surrounding world financial markets has resulted in the purchasers of medical equipment decreasing their medical capital equipment purchasing and procurement activities. Additionally, constrictions in world credit markets have and may continue to result in our customers having increased difficulty securing the financing necessary to purchase our products, which may result in decreased sales. Widespread economic uncertainty also has and may continue to result in cost-conscious consumers focusing on acute care rather than wellness, which could result in reduced demand for our products and procedures. Furthermore, governments around the world facing tightening budgets could move to further reduce the reimbursement rates offered by government sponsored healthcare programs. As a result, we believe the current economic conditions have adversely affected our business and prospects.

During the first quarter of fiscal 2009, the value of the U.S. dollar strengthened against the value of many foreign currencies and remained at this strengthened position throughout our second quarter of fiscal 2009. A majority of our sales to international dealers are denominated in U.S. dollars. The strengthening of the U.S. dollar makes these products less competitive in international markets and may impact sales and margins over time. In addition, we have international sales, principally in our Diagnostics segment, that are denominated in foreign currencies. The value of these sales will decrease as the U.S. dollar strengthens. We believe that the strengthening of the U.S. dollar, if it persists, may have a material adverse effect on our international sales and margins.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, pension liabilities, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2008.

Goodwill

During the first quarter of fiscal 2009, based upon a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of our market capitalization significantly below the book value of our net assets, we concluded that potential goodwill impairment indicators existed as of December 27, 2008. As a result, we performed an interim goodwill impairment analysis as of December 27, 2008 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Step 1 of the impairment analysis under SFAS 142 indicated that the carrying value of the net assets of certain reporting units, acquired in connection with the Cytyc acquisition, exceeded the estimated fair value of those reporting units. As a result, we were required to perform Step 2 of the goodwill impairment test to determine the amount, if any, of goodwill impairment charges for each of the applicable reporting units. The Step 2 analysis under SFAS 142 required us to perform a hypothetical purchase price allocation for each of these reporting units to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill by reporting unit. Due to the complexities and time involved in preparing the Step 1 analysis, we had not commenced the Step 2 analysis as of February 5, 2009, the date we filed our Form 10-Q for the quarter ended December 27, 2008. As a result of the fact that we had not commenced the Step 2 analysis and the complexity of the analysis required to complete the Step 2 analysis, we were unable to determine that an impairment loss, in accordance with SFAS No. 5, Accounting for Contingencies, was both probable and reasonably estimable at December 27, 2008. We completed the Step 2 analysis during our second quarter of fiscal 2009, which resulted in an aggregate goodwill impairment charge of $2.34 billion. This impairment charge is comprised of $1.17 billion for GYN Surgical, $908.3 million for Diagnostics, and $265.9 million for Breast Health related to our MammoSite reporting unit acquired from Cytyc. We believe that our procedures and related assumptions for estimating the reporting units’ fair value are reasonable and consistent with market conditions at the time of the valuation for impairment test. Refer to Note 17 – Goodwill and Intangible Assets contained in Item 1 of this Quarterly Report on Form 10-Q for more information.

The estimate of fair value requires significant judgment. Any loss resulting from an impairment test is reflected in operating income (loss) in our Consolidated Statements of Operations. The impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges for these assets or for other assets not previously impaired.

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2008, and as set forth below. There have been no material changes to our critical accounting policies from those set forth in our Annual Report.

Valuation of Acquired In-Process Research and Development—Third Wave Acquisition

As part of the preliminary purchase price allocation for our acquisition of Third Wave, approximately $195.2 million of the purchase price has been allocated to acquired in-process research and development projects. The amount allocated to acquired in-process research and development represents programs for which some research and development has been completed, but technological feasibility has not been determined or FDA approval is pending. The amount allocated to acquired in-process research and development related to the Third Wave acquisition represents the estimated fair value based on risk-adjusted cash flows related to these projects using a discount rate of 20%. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products. The fair value attributable to these in-process projects was expensed at the time of the acquisition. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the transaction as a whole.

The most significant acquired in-process technology related to the HPV Cervista High Risk (“HR”) screening, for which we estimated a value of approximately $151.2 million. At the time of, and subsequent to the acquisition, we sold HPV reagents that detect certain high risk HPV types as Analyte Specific Reagents (“ASRs”). In 2006, Third Wave began clinical trials for PMA submissions to the FDA for Cervista HR. We submitted the PMA in April 2008 and received FDA approval in the second quarter of fiscal 2009. Therefore, we have discontinued selling the HPV ASRs and are only selling HPV InVitro Diagnostics (“IVD”). As such, the HPV in-process research and development related only to the HPV IVDs and the HPV ASRs were valued as Completed Technology. The estimated cost to complete this technology as of March 28, 2009 was approximately $8.4 million.

The estimated cost to complete Third Wave’s remaining in-process research and development projects as of March 28, 2009 in the aggregate was $5.5 million.

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

The acquired in-process research and development of Cytyc related to the following research and development projects: Adiana Complete TransCervical Sterilization system, which we subsequently renamed Adiana Permanent Contraception, and expanded labeling of the NovaSure System, Gestiva, the ThinPrep Imaging System, the ThinPrep Processor and Helica.

The most significant acquired in-process technology relates to the Adiana Permanent Contraception system for which we estimated a value of approximately $220.0 million. The system, currently under review by the FDA, is an incisionless trans-cervical permanent sterilization device intended to be performed as an office-based procedure. It consists of three different parts: a disposable applicator, an implantable polymer matrix and a radio frequency controller. In January 2008, the FDA requested an additional year of clinical trial data for the product, which we have since completed. We currently anticipate additional costs of approximately $0.2 million and a delay in the commercial release of this product until at least the third quarter of fiscal 2009. On March 3, 2009, we received an approvable letter from the FDA, which is subject to inspection of our manufacturing facility. Since we do not directly control the timing of approval, we are unable to estimate with any certainty if or when we may begin to market these products in the U.S.

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

The other in-process research and development projects we acquired in our business combination with Cytyc were at different stages of development, ranging from the early stages of development to Phase IIb prototype building, ongoing clinical trials and submission to the FDA of PMA and drug applications. FDA approval or clearance had not been granted for any of the products classified as in-process research and development, nor had Cytyc received any foreign approvals or clearances for any of these products. Products classified as in-process research and development require various levels of in-house and external testing, clinical trials and approvals from the FDA before these future products can be marketed. The estimated cash requirements in the aggregate to complete these remaining products is expected to be approximately $5.4 million.

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

RESULTS OF OPERATIONS

Our results of operations include the results of Cytyc’s operations for the ten week period in the first quarter of fiscal 2008, following the completion of our business combination with Cytyc on October 22, 2007, and for the full thirteen week period in the first quarter of fiscal 2009 and the full thirteen week period in the second quarter of both fiscal 2008 and fiscal 2009.

As a result of the Cytyc merger, we reassessed our segment reporting based on the operating and reporting structure of the combined company. Beginning in fiscal 2008, we combined our previously reported Other business segment with our Breast Health (formerly Mammography/Breast Care) and Skeletal Health (formerly Osteoporosis) segments, to better reflect how we view our operations and manage our business. Our Other business segment previously included our AEG, mini C-arm, extremity MRI, conventional general radiography service and digital general radiography systems businesses. The AEG business is now part of Breast Health while the remaining reporting units formerly included in Other are now part of Skeletal Health.

In addition, we began reporting two new operating segments in fiscal 2008: Diagnostics and GYN Surgical. Diagnostics includes the ThinPrep Products and the FullTerm Fetal Fibronectin test, acquired as part of Cytyc’s purchase of Adeza in March 2007, and GYN Surgical includes the NovaSure system and the Adiana Permanent Contraception system under development. The MammoSite Radiation Therapy system, previously part of Cytyc’s surgical reporting segment, which is a single-use device for the treatment of early-stage breast cancer, is now part of our Breast Health segment. Third Wave, which was acquired in July of 2008, is being reported as part of our Diagnostics segment.

We now report our business as four segments; Breast Health, Diagnostics, GYN Surgical and Skeletal Health. Prior periods have been restated to conform to this presentation.

All dollar amounts in tables are presented in thousands.

Product Sales.

	Three Months Ended						Six Months Ended
	March 28, 2009		March 29, 2008		Change		March 28, 2009		March 29, 2008		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue			Amount	% of Total Revenue	Amount	% of Total Revenue
					Amount	%					Amount	%
Product Sales
Breast Health	$138,231	35%	$192,425	44%	$(54,194)	(28)%	$297,132	36%	$362,924	45%	$(65,792)	(18)%
Diagnostics	134,048	33%	121,900	28%	12,148	10%	267,560	32%	220,061	27%	47,499	22%
GYN Surgical	63,399	16%	54,782	13%	8,617	16%	130,912	16%	104,250	13%	26,662	26%
Skeletal Health	16,209	4%	20,529	5%	(4,320)	(21)%	36,391	4%	37,191	5%	(800)	(2)%

	$351,887	88%	$389,636	90%	$(37,749)	(10)%	$731,995	88%	$724,426	90%	$7,569	1%

In the current three month period our product sales decreased 10% compared to the corresponding period in the prior year, primarily due to $54.2 million decrease in revenues from our Breast Health products and to a lesser extent a $4.3 million decrease in revenues from our Skeletal Health products, partially offset by an increase of approximately $12.1 million in our Diagnostics segment primarily due to the addition of Third Wave revenues in the current year and an increase in revenues in our GYN Surgical products of approximately $8.6 million. We acquired Third Wave in July 2008.

In the current six month period, our product sales increased 1% compared to the corresponding period in the prior year, primarily due to the additional revenues from Cytyc’s Diagnostics and GYN Surgical segments of approximately $30.2 million and $26.7 million, respectively, due to the inclusion of these segments for a full 13 weeks in the first quarter of fiscal 2009 versus the inclusion of only 10 weeks (date of acquisition through quarter-end) of operating results for the first quarter of fiscal 2008, as well as additional revenues from Third Wave in our Diagnostics segment of approximately $17.3 million, partially offset by a decrease in revenues from our Breast Health products of approximately $65.8 million.

Breast Health product sales decreased 28% in the current three month period compared to the corresponding period in the prior year, primarily due to a $42.1 million decrease in digital mammography systems sales primarily as a result of a reduction in the number of Selenia full field mammography systems and related components, including R2 CAD software, sold domestically, and to a lesser extent, internationally. Also contributing to lower product sales was a $7.3 million decrease in multicare stereotactic table sales primarily attributable to a decrease in the number of systems sold worldwide. These decreases were partially offset by a $3.6 million increase in revenues from our Suros breast biopsy products.

For the current six month period Breast Health product sales decreased 18% compared to the corresponding period in the prior year, primarily due to a $55.3 million decrease in digital mammography systems sales primarily as a result of a reduction in the number of Selenia full field mammography systems and related components, including R2 CAD software, sold domestically, and to a lesser extent, internationally. Also contributing to the decrease was a $8.0 million decrease in multicare stereotactic table sales primarily attributable to a decrease in the number of systems sold worldwide. These decreases were partially offset by a $8.7 million increase in revenues from our Suros breast biopsy products.

We attribute the decrease in digital mammography system sales primarily to cost pressures faced by hospitals due to the worldwide economic instability, which has resulted in longer sales processes and delays and reductions in capital equipment purchases domestically and to a lesser extent, internationally. We believe the decrease in multicare stereotactic tables is also the result of economic conditions due to delays of capital equipment purchases. The increase in Suros breast biopsy product sales is primarily attributable to an increase in the number of ATEC and Celero biopsy devices sold domestically.

Diagnostics product sales, which include ThinPrep, FullTerm and Third Wave, increased 10% and 22% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year. These increases are primarily due to the addition of Third Wave revenues of approximately $8.9 million and $17.3 million, in the three and six month periods, respectively. The increase in the six month period is also due to the inclusion of Cytyc results for the full first quarter in the current year as compared to 10 of the 13 weeks in the prior year first quarter, as the Cytyc merger took place on October 22, 2007.

GYN Surgical product sales, which include our NovaSure products and Adiana Permanent Contraception system, which is awaiting FDA approval, increased 16% and 26% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year. These increases are primarily due to a significant increase in the number of NovaSure systems sold. The increase in the six month period is also due to the inclusion of Cytyc results for the full first quarter in the current year as compared to 10 of the 13 weeks in the prior year first quarter, as the Cytyc merger took place on October 22, 2007.

Skeletal Health product sales decreased 21% in the current three month period compared to the corresponding period in the prior year, primarily due to a $3.8 million decrease in osteoporosis assessment product sales primarily as a result of a decrease in the number of bone densitometry systems sold worldwide.

For the current six month period, Skeletal Health product sales decreased 2% compared to the corresponding period in the prior year, primarily due to a $1.1 million decrease in osteoporosis assessment product sales and a $1.0 million decrease in extremity MRI sales, partially offset by $1.3 million increase in mini C-arm sales. The decrease in osteoporosis assessment sales was due to a decrease in the number of bone densitometry systems sold internationally, partially offset by an increase in the number of systems sold domestically. The decrease in extremity MRI sales was due to a decrease in the number of systems sold. The increase in mini C-arm sales was primarily due to an increase in the number of units sold domestically and, to a lesser extent, internationally.

In the first six months of fiscal 2009, approximately 79% of product sales were generated in the United States, 13% in Europe, 4% in Asia, and 4% in other international markets. In the first six months of fiscal 2008, approximately 80% of product sales were generated in the United States, 13% in Europe, 4% in Asia, and 3% in other international markets. The decrease in the percentage of product sales generated in the United States in fiscal 2009 is primarily due to the reduction in digital mammography system sales domestically.

Service and Other Revenues.

	Three Months Ended						Six Months Ended
	March 28, 2009		March 29, 2008		Change		March 28, 2009		March 29, 2008		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue			Amount	% of Total Revenue	Amount	% of Total Revenue
					Amount	%					Amount	%
Service and Other Revenues	$50,127	12%	$41,412	10%	$8,715	21%	$99,252	12%	$78,068	10%	$21,184	27%

Service and other revenues is primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 21% and 27% in the current three and six month periods, respectively, compared to the corresponding periods of the prior year. The increase in service and other revenues in the three and six month periods was primarily due to an increase in service and other revenues in our Breast Health segment, primarily due to an increase in service contract revenues related to our full field digital mammography systems sold in the current and prior periods. We believe that the increase in our Breast Health service and other revenues reflects the continued growth in our installed base of systems and detectors.

Cost of Product Sales.

	Three Months Ended						Six Months Ended
	March 28, 2009		March 29, 2008		Change		March 28, 2009		March 29, 2008		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue			Amount	% of Product Revenue	Amount	% of Product Revenue
					Amount	%					Amount	%
Cost of Product Sales	$112,700	32%	$126,304	32%	$(13,604)	(11)%	$236,415	32%	$275,383	38%	$(38,968)	(14)%

The cost of product sales decreased 11% in the current three month period and 14% in the current six month period compared to the corresponding periods in the prior year. The decrease in the current three month period and to a lesser extent in the current six month period as compared to the corresponding periods in the prior year is primarily due to the decrease in our digital mammography system product sales discussed above. The decrease in the current six month period as compared to the corresponding period in the prior year is primarily due to $42.3 million of costs included in the prior period related to sales of acquired Cytyc inventory that was written up to fair value for purchase accounting purposes. Also contributing to the decrease is an MRI inventory impairment charge and related purchase obligations recorded in the second quarter and first six months of 2008 totaling $2.0 million and $4.0 million, respectively. The decreases in cost of product sales for the six month period were partially offset by increased expenses associated with the inclusion of Cytyc product costs for the full first quarter in the current year as compared to 10 of the 13 weeks in the prior year quarter, increased NovaSure product sales and Third Wave related activity. Included in the Third Wave cost of product sales in the current three and six month periods is approximately $0.3 million and $0.9 million of additional costs related to sales of acquired Third Wave inventory that was written up to fair value for purchase accounting purposes as of the date of acquisition.

During the fourth quarter of fiscal 2008, we determined that certain amounts previously classified as a component of “Cost of Service and Other Revenues” should be reclassified to “Cost of Product Sales”. We determined that the reclassification was not material to our consolidated financial statements and corrected the classification in the fourth quarter of fiscal 2008. These amounts totaled approximately $12.3 million and $21.7 million for the three and six months ended March 29, 2008, respectively, and have been reclassified to “Cost of Product Sales” to conform with the current period presentation. Additionally, royalty expense previously recorded within “Cost of Service and Other Revenues” totaling $0.4 million and $0.8 million for the three and six months ended March 29, 2008, respectively, has been reclassified to “Cost of Product Sales” to conform with the current period presentation.

The cost of product sales as a percentage of product revenue in the second quarter and the first six months of fiscal 2009 was 32% for both periods as compared to 32% and 38%, respectively, in the corresponding periods in the prior year. These costs as a percentage of product sales decreased in the first six months of fiscal 2009 primarily due to the $2.8 million and $46.3 million of charges that were included in product cost of sales in the second quarter and first half of 2008 discussed above. These costs as a percentage of product sales also decreased due to the increase in sales of the Diagnostics and GYN Surgical products, which have lower product costs as a percentage of the related product revenues compared to the mammography products in our Breast Health segment, which declined in the current periods.

Cost of Product Sales – Amortization of Intangible Assets.

	Three Months Ended						Six Months Ended
	March 28, 2009		March 29, 2008		Change		March 28, 2009		March 29, 2008		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue			Amount	% of Product Revenue	Amount	% of Product Revenue
					Amount	%					Amount	%
Cost of Product Sales – Amortization of Intangible Assets	$37,760	11%	$24,921	6%	$12,839	52%	$75,506	9%	$45,075	6%	$30,431	68%

Cost of product sales – amortization of intangible assets substantially relates to acquired developed technology and know-how that are a result of our acquisitions. These intangible assets are generally being amortized over their estimated useful lives of between 8.5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The $12.8 million and $30.4 million increases in these costs in the three and six month periods ended March 28, 2009 compared with the corresponding periods in the prior year primarily relate to $12.9 million and $30.5 million, respectively, in additional Cytyc-related amortization and Third Wave-related amortization, which was acquired in the fourth quarter of fiscal 2008.

Cost of Product Sales – Impairment of Intangible Assets.

	Three Months Ended						Six Months Ended
	March 28, 2009		March 29, 2008		Change		March 28, 2009		March 29, 2008		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue			Amount	% of Product Revenue	Amount	% of Product Revenue
					Amount	%					Amount	%
Cost of Product Sales – Impairment of Intangible Assets	$4,065	1%	$—	—%	$4,065	100%	$4,065	—%	$—	—%	$4,065	100%

During the second quarter of fiscal 2009, we decided to discontinue selling a certain product acquired in the Third Wave acquisition as a result of recent communications from the FDA regarding the approval process. This decision is an indicator of impairment, and we performed an impairment test in accordance with SFAS 144, which indicated that the undiscounted cash flows that the asset group would generate over its remaining estimated useful life would not be sufficient to recover the carrying value of the asset group. Due to the insufficient cash flows to be generated, the Company determined that the related asset group’s fair value was de minimus and recorded an impairment charge of $4.1 million comprised of developed technology of $2.6 million and capitalized license fees of $1.5 million.

Cost of Service and Other Revenues.

	Three Months Ended						Six Months Ended
	March 28, 2009		March 29, 2008		Change		March 28, 2009		March 29, 2008		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$37,228	74%	$40,185	97%	$(2,957)	(7)%	$74,335	75%	$74,563	96%	$(228)	—%

Cost of service and other revenues decreased in the current three month period primarily due to a decrease in warranty costs related to our Breast Health products. The cost of service and other revenues as a percentage of service and other revenues in the current quarter and first six months of fiscal 2009 decreased to 74% and 75%, respectively, from 97% and 96%, respectively, in the prior year due in part to the improved absorption of fixed service costs and the continued growth of service contract revenue, primarily in the Breast Health segment.

Please see “Cost of Product Sales” above for discussion of the reclassification between “cost of product sales” and “cost of service and other revenues” during fiscal 2008.

Operating Expenses.

	Three Months Ended						Six Months Ended
	March 28, 2009		March 29, 2008		Change		March 28, 2009		March 29, 2008		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and Development	$24,428	6%	$19,364	4%	$5,064	26%	$48,221	5%	$39,511	5%	$8,710	22%
Selling and Marketing	59,159	15%	68,262	16%	(9,103)	(13)%	124,867	15%	125,248	16%	(381)	(—)%
General and Administrative	38,810	10%	39,732	9%	(922)	(2)%	73,615	9%	74,068	9%	(453)	(1)%
Amortization of Acquired Intangible Assets	12,693	3%	6,169	2%	6,524	106%	25,331	3%	12,418	2%	12,913	104%
Impairment of Goodwill	2,340,023	582%	—	—%	2,340,023	100%	2,340,023	282%	—	—%	2,340,023	100%
Impairment of Acquired Intangible Assets	—	—%	—	—%	—	—%	—	—%	2,900	—%	(2,900)	(100)%
Charge for Acquired In-Process Research and Development	—	—%	—	—%	—	—%	—	—%	370,000	46%	(370,000)	(100)%

	$2,475,113	616%	$133,527	31%	$2,341,586	1,754%	$2,612,057	314%	$624,145	78%	$1,987,912	319%

Research and Development Expenses. Research and development expenses increased 26% and 22%, respectively, in the current three and six month periods as compared to the corresponding periods in the prior year. These increases were primarily due to the inclusion of $5.5 million and $10.6 million, respectively, of expenses in the current three and six month periods of the current year associated with Third Wave-related activity during fiscal 2009 as well as the inclusion of Cytyc-related activity for the full thirteen week period in the first quarter in the current year as compared to 10 of the 13 weeks in the prior year first quarter. These increases were partially offset by a decrease in related headcount, bonus and project-related expenses resulting from a number of cost reduction initiatives implemented in the first half of 2009. In addition, the first six months of fiscal 2008 included a $1.8 million charge related to a change in control payment associated with the Cytyc business combination in the first six months of fiscal 2008. We expect total research and development expenses to increase during the remainder of fiscal 2009 due to the timing of clinical trial expenses and costs related to the commercial release of new products.

Selling and Marketing Expenses. Selling and marketing expenses decreased 13% in the current three month period and decreased slightly in the current six month period as compared to the corresponding periods in the prior year. These decreases were primarily due to lower commission-related expenses resulting from lower revenues and cost reductions resulting from our cost reduction initiatives implemented in the first half of 2009. These decreases were partially offset by approximately $2.9 million and $6.3 million of Third Wave related activity in the three and six month periods, respectively. Also offsetting these decreases in the six month period as compared to the prior year is the inclusion of a full thirteen week period in the first quarter of Cytyc-related activity in the current year as compared to 10 of the 13 weeks in the prior year first quarter. We expect total sales and marketing expenses to decrease slightly in the remainder of fiscal 2009 as a result of our cost reduction initiatives.

General and Administrative Expenses. General and administrative expenses decreased slightly in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in headcount, bonus and other expenses as a result of our cost reduction initiatives. These decreases were partially offset by the inclusion of approximately $2.9 million and $5.8 million, respectively, of expenses related to Third Wave-related activity. Also contributing to the increase in the six month period as compared to the prior year is the inclusion of a full thirteen week period in the quarter of Cytyc-related activity in the current year first quarter as compared to 10 of the 13 weeks in the prior year first quarter. We expect total general and administrative expenses to increase slightly in the remainder of fiscal 2009.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets results from customer relationships and trade names related to our acquisitions. These intangible assets are generally being amortized over their estimated useful lives of between 8.5 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increases in these costs primarily relate to additional Cytyc-related amortization based on the pattern of economic use and Third Wave related amortization, which was acquired in the fourth quarter of fiscal 2008.

Impairment of Goodwill. During the first quarter of fiscal 2009, based upon a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of our market capitalization significantly below the book value of our net assets, we concluded that potential goodwill impairment indicators existed as of December 27, 2008. As a result, we performed an interim goodwill impairment analysis as of December 27, 2008 in accordance with SFAS 142. Step 1 of the impairment analysis indicated that the carrying value of the net assets of certain of our reporting units, acquired in connection with the Cytyc acquisition, exceeded the estimated fair value of those reporting units. As a result, we were required to complete Step 2 of the impairment analysis to determine the amount, if any, of goodwill impairment charges. We completed Step 2 of this analysis during the second quarter of fiscal 2009 and recorded a goodwill impairment charge of $2.34 billion in the three and six month period ended March 28, 2009. Refer to Note 17 – Goodwill and Intangible Assets contained in Item 1 of this Quarterly Report on Form 10-Q for more information.

Impairment of Acquired Intangible Assets. Subsequent to the Cytyc business combination, we discontinued the development of Cytyc’s Helica Thermal Coagulator System product, used for the treatment of endometriosis. We will not realize any future cash flows from this product. Our intangible asset valuation for Cytyc included approximately $2.9 million related to customer relationships for Helica. As a result of the Helica product discontinuation, we recorded an impairment charge of $2.9 million during the first six months of fiscal 2008.

Acquired In-Process Research and Development Expenses. The $370.0 million charge for in-process research and development during first three months of fiscal 2008 was incurred in connection with our business combination with Cytyc as described in further detail above under “Valuation of Acquired In-Process Research and Development—Cytyc Merger”.

Interest Income.

	Three Months Ended				Six Months Ended
	March 28, 2009	March 29, 2008	Change		March 28, 2009	March 29, 2008	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$347	$871	$(524)	(60)%	$793	$3,124	$(2,331)	(75)%

Interest income decreased 60% and 75%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in interest rates.

Interest Expense.

	Three Months Ended				Six Months Ended
	March 28, 2009	March 29, 2008	Change		March 28, 2009	March 29, 2008	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(17,095)	$(19,339)	$2,244	12%	$(35,505)	$(50,999)	$15,494	30%

These expenses consisted primarily of the interest costs and the related amortization of deferred financing costs related to both the senior secured credit agreement entered into on October 22, 2007 in connection with the Cytyc business combination and amended on July 17, 2008 in connection with the Third Wave acquisition and our 2.0% Convertible Note Offering that was entered into in December 2007 and used to pay down a portion of the term loans, which had higher interest rates. The decrease in interest expense is caused in part by reduced term loan balances and lower interest rates on those balances. Additionally, we had the benefit of the lower interest rates from our Convertible Note Offering completed in December 2007 for the full first six months in fiscal 2009 as compared to approximately three months of fiscal 2008.

Other Expense, net.

	Three Months Ended				Six Months Ended
	March 28, 2009	March 29, 2008	Change		March 28, 2009	March 29, 2008	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Expense, net	$(674)	$(159)	$(515)	324%	$(3,755)	$(172)	$(3,583)	2,083%

In the current three month period, these expenses primarily include a decrease in the cash surrender value of life insurance contracts related to our Supplemental Executive Retirement Plan (“SERP”) of approximately $0.5 million. In the current six month period, these expenses primarily include foreign currency transaction losses of approximately $2.0 million, and a $1.6 million decrease in the cash surrender value of life insurance contracts related to our SERP. In the first six months of 2008, these expenses were primarily related to immaterial foreign currency transaction losses and a slight decrease in the cash surrender value of life insurance contracts related to our SERP. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established certain debt agreements denominated in the foreign currency, the Euro, in which certain of our subsidiaries currently conduct business as well as other measures to minimize this risk, we cannot assure that we will be successful or can fully manage our outstanding exposure.

Provision for Income Taxes.

	Three Months Ended				Six Months Ended
	March 28, 2009	March 29, 2008	Change		March 28, 2009	March 29, 2008	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$17,896	$31,498	$(13,602)	(43)%	$42,579	$37,903	$4,676	12%

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Our effective tax rates were (0.78)% and (1.93)% of pre-tax loss for the three and six months ended March 28, 2009, which were significantly impacted by the $2.34 billion goodwill impairment charge recorded in the second quarter of fiscal 2009, substantially all of which is not deductible for tax purposes. Our effective tax rates were 36% and (14.3)% for the three and six months ended March 29, 2008. The reduction of the effective tax rate for the six month period compared to the three month period ended March 29, 2008 was due to the in-process research and development charge we incurred in connection with our business combination with Cytyc. This charge is not deductible for tax purposes.

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

Breast Health.

	Three Months Ended						Six Months Ended
	March 28, 2009		March 29, 2008		Change		March 28, 2009		March 29, 2008		Change
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%
Total Revenues	$180,080	100%	$223,348	100%	$(43,268)	(19)%	$379,192	100%	$420,310	100%	$(41,118)	(10)%

Operating (Loss) Income	$(229,865)	(128)%	$58,292	26%	$(288,157)	(494)%	$(184,905)	49%	$100,954	24%	$(285,859)	(283)%

Breast Health revenues for the current three and six month periods decreased as compared to the corresponding periods in the prior year primarily due to the $54.2 million and $65.8 million decreases, respectively, in Breast Health product sales discussed above, partially offset by increases of $10.9 million and $24.7 million, respectively, in service revenues that were primarily related to additional service contracts for the increased number of Selenia systems in our installed base.

Operating income for this business segment decreased primarily due to a $265.9 million goodwill impairment charge recorded in the current quarter related to our MammoSite reporting unit. Also contributing to the decrease in operating income is the reduction of Breast Health revenues for both the three and six month periods discussed above. Partially offsetting these decreases are reduced operating expenses resulting from cost reduction initiatives implemented in the first half of 2009. Our gross margins in this business segment were 47% and 48% for the current three and six month periods, respectively, as compared to 51% for both the three and six month periods in the prior year. The decrease in our gross margins in the current quarter was primarily caused by lower absorption of manufacturing costs due to lower volumes. This segment incurred charges of $0.8 million and $3.3 million related to sales of acquired MammoSite inventory that was written up to fair value for purchase accounting purposes in the three and six months ended March 28, 2008, respectively.

Diagnostics.

	Three Months Ended						Six Months Ended
	March 28, 2009		March 29, 2008		Change		March 28, 2009		March 29, 2008		Change
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%
Total Revenues	$135,035	100%	$124,435	100%	$10,600	9%	$269,659	100%	$224,746	100%	$44,913	20%

Operating (Loss) Income	$(887,761)	(657)%	$36,811	30%	$(924,571)	(2,512)%	$(863,478)	(320)%	$(45,160)	(20)%	$(818,318)	1,812%

Diagnostics revenues for the current three and six month periods increased primarily due to the $12.1 million and $47.5 million increases, respectively in product sales discussed above partially offset by a slight decrease of $1.5 million and $2.6 million, respectively, in service revenues.

The operating loss in this segment included a $908.3 million goodwill impairment charge recorded in the current quarter and the increase in intangible amortization discussed above. Partially offsetting these charges were reduced operating expenses resulting from our cost reduction initiatives implemented in the first half of 2009. The operating loss for the six months ended March 29, 2008 also included an $85.2 million charge for in-process research and development as a result of the Cytyc business combination. Our gross margins in this business segment were 54% and 55% in the current three and six month periods, respectively, as compared to 63% and 51% in the comparable periods in the prior year. Our gross margins were reduced in the three and six month periods of fiscal 2009 by charges for the write-up to fair value of inventory sold during those periods for Third Wave totaling $0.3 million and $0.9 million, respectively. Our gross margin in the six month period in fiscal 2008 was reduced by charges for the write-up to fair value of inventory sold during that period for Cytyc totaling $26.6 million. Also reducing gross margins in both periods is amortization of acquired intangible assets, which totaled $22.6 million and $45.2 million in the second quarter and first half of fiscal 2009, respectively, and $14.0 million and $25.8 million in the second quarter and first half of fiscal 2008, respectively. In addition, gross margin was negatively impacted by the write-off of intangible assets of $4.1 million in the current three and six month periods.

GYN Surgical.

	Three Months Ended						Six Months Ended
	March 28, 2009		March 29, 2008		Change		March 28, 2009		March 29, 2008		Change
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%
Total Revenues	$63,805	100%	$55,220	100%	$8,585	16%	$131,754	100%	$105,108	100%	$26,649	25%

Operating (Loss) Income	$(1,150,694)	(1,803)%	$10,962	20%	$(1,161,656)	(10,597)%	$(1,130,713)	(858)%	$(271,900)	(259)%	$(858,813)	316%

GYN Surgical revenues for the current three and six month periods increased primarily due to the $8.6 million and $26.7 million increases, respectively, in product sales discussed above.

The operating loss in both the current three and six month periods is primarily the result of a $1.17 billion goodwill impairment charge recorded in the current quarter. Partially offsetting this charge was the increase in revenue for both periods, discussed above, as well as a decrease in operating expense as a result of cost reduction initiatives implemented in the first half of fiscal 2009. The operating loss for the six months ended March 29, 2008 included a $284.8 million charge for in-process research and development as a result of the Cytyc business combination and a $2.9 million impairment charge for the Helica Thermal Coagulator System intangibles. Our gross margin in this business segment decreased to 67% in the second quarter from 70% in the corresponding period of fiscal 2008 and increased to 68% for the first half of fiscal 2009 as compared to 62% for the corresponding period in the prior year. The increase in gross margin for the current six month period is primarily due to a $12.4 million charge for the write-up to fair value of Cytyc inventory that was sold during the first quarter in the prior year. Gross margins were reduced in both years by amortization of acquired intangible assets which totaled $9.6 million and $19.1 million in the three and six months ended March 28, 2009, respectively, compared to $6.0 and $9.9 in the corresponding periods of the prior year.

Skeletal Health.

	Three Months Ended						Six Months Ended
	March 28, 2009		March 29, 2008		Change		March 28, 2009		March 29, 2008		Change
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	%
Total Revenues	$23,094	100%	$28,045	100%	$(4,951)	(18)%	$50,642	100%	$52,332	100%	$(1,690)	(3)%

Operating Income (Loss)	$3,468	15%	$46	—%	$3,422	7,439%	$7,965	16%	$(566)	(1)%	$8,530	1,507%

Skeletal Health revenues decreased in the three and six months ended March 28, 2009 compared to the corresponding periods in the prior year primarily due to the $4.3 million and $0.8 million decreases in product sales discussed above. Our gross margins in this business segment were 43% and 42% in the current three and six month periods as compared to 30% in both of the corresponding periods in the prior fiscal year. Operating income and gross margin for the Skeletal Health segment increased during these periods primarily due to the reduced operating expenses, primarily resulting from cost reduction initiatives implemented in the first half of 2009. The operating loss and gross margin in the three and six month periods of fiscal 2008 for this segment included a $2.0 million and $4.0 million charge respectively associated with MRI inventory and purchase obligations.

Liquidity and Capital Resources

At March 28, 2009, we had $487.9 million of working capital and our unrestricted cash and cash equivalents totaled $217.2 million. Our unrestricted cash and cash equivalents balance increased by $121.6 million during the first six months of fiscal 2009, primarily from cash generated from our operations. This cash source was partially offset by our financing activities relating to our repayment of amounts outstanding under our credit agreement, as well as cash used in our investing activities including cash used to purchase property and equipment.

Our operating activities provided us with $241.2 million of cash, which included a net loss of $2.25 billion for the first half of fiscal 2009, reduced by non-cash charges for goodwill and intangible asset impairments of $2.34 billion, depreciation and amortization of $132.2 million and stock-based compensation expense of $16.3 million. Cash provided by operations due to changes in our operating assets and liabilities included a decrease in accounts receivable of $16.7 million, an increase in deferred revenue of $12.5 million and a decrease in prepaid income taxes of $8.1 million. The decrease in accounts receivable was primarily due to the decline in sales volume in the current quarter as compared to the fourth quarter of fiscal 2008. The increase in deferred revenue was primarily due to an increase in the number of service contracts as our installed base continues to grow. The decrease in prepaid income taxes was due to the utilization of amounts to offset current taxable income. Cash provided by operations was offset by a decrease in accrued expenses and other liabilities of $27.7 million, an increase in inventories of $9.2 million, and a decrease in accounts payable of $7.4 million. The decrease in accrued expenses was primarily due to the payment of accrued compensation, which included our annual bonus payment. The increase in inventories was primarily related to the increase in finished goods and related components on hand as a result of the decline in sales volume. The decrease in accounts payable was primarily due to the timing of payments.

In the first six months of fiscal 2009, we used approximately $33.0 million of cash in investing activities. This use of cash was primarily attributable to $16.6 million for purchases of property and equipment, which consisted primarily of manufacturing, demonstration and test equipment and computer software and hardware. We also invested $10.7 million in equipment under customer usage agreements. The purchase of $5.3 million of life insurance contracts is to fund future payments under our SERP.

In the first half of fiscal 2009, we utilized $87.5 million of cash in financing activities, substantially for repayments of the term loans under our credit agreement of $87.7 million.

Indebtedness

Credit Agreement.

On July 17, 2008, in connection with our acquisition of Third Wave, we entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Goldman Sachs Credit Partners L.P. and certain other lenders (collectively, the “Lenders”). The Amended Credit Agreement amended and restated our then existing credit agreement with the Lenders, dated as of October 22, 2007.

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

In order to complete the acquisition of Third Wave, we borrowed $540 million under the credit facilities on July 17, 2008, consisting of $400 million under the Term Loan A and $140 million under the Term Loan B. As of March 28, 2009, we had an aggregate of approximately $377 million of principal outstanding under this credit facility of which approximately $276 million was under the Term Loan A and approximately $101 million was under the Term Loan B. The long-term portion of the Term Loan A and Term Loan B was $247 million and $100 million, respectively, at March 28, 2009. We paid off an additional $47 million of outstanding principal subsequent to March 28, 2009. The final maturity dates for the credit facility are September 30, 2012 for the Term Loan A and Revolving Facility and March 31, 2013 for the Term Loan B.

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

Interest accruing at the base rate generally is payable on a quarterly basis. Interest accruing at the Eurodollar Rate is payable on the last day of selected interest periods (which shall be one, two, three and six months and in certain circumstances, nine or twelve months) unless the interest period exceeds three months, in which case, interest will be due at the end of every three months. The weighted average interest rate under the Amended Credit Agreement was 3.52% and 4.51%, respectively, during the three and six months ended March 28, 2009.

We are required to pay a quarterly commitment fee, at a per annum rate of 0.50%, on the undrawn commitments available under the revolving credit facility, which per annum rate is subject to reduction based on a leverage ratio as specified in the Amended Credit Agreement.

The credit facilities contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including financial covenants which require us to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter. We were in compliance with our financial covenants as of March 28, 2009.

Convertible Notes. On December 10, 2007, we issued and sold $1.725 billion aggregate original principal amount of our 2.00% Convertible Senior Notes due 2037 (the “Convertible Notes”). The Convertible Notes were registered under an effective Registration Statement and were issued pursuant to an Indenture between us and Wilmington Trust Company, as Trustee (the “Indenture”) and a First Supplemental Indenture thereto, both dated December 10, 2007.

The net proceeds from the offering was approximately $1.69 billion, after deducting the underwriters’ discounts and estimated offering expenses of approximately $1.5 million payable by us, and was used to repay a portion of our then outstanding senior secured indebtedness under our Credit Agreement.

Holders may require us to repurchase the Convertible Notes on December 13 of 2013, and on each of December 15, 2017, 2022, 2027 and 2032 at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest. We may redeem any of the Convertible Notes beginning December 18, 2013, by giving holders at least 30 days’ notice. We may redeem the Convertible Notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

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

The holders of the Convertible Notes may convert the Convertible Notes into shares of our common stock at a conversion price of approximately $38.60 per share, subject to adjustment, prior to the close of business on September 15, 2037, subject to prior redemption or repurchase of the Convertible Notes, upon the occurrence of certain events, as defined. None of the events that would allow the holders to convert prior to September 15, 2037 have occurred to date.

In lieu of delivery of shares of our common stock in satisfaction of our obligation upon conversion of the Convertible Notes, we may elect to deliver cash or a combination of cash and shares of our common stock. If we elect to satisfy our conversion obligation in a combination of cash and shares of our common stock, we will be required to deliver up to a specified dollar amount of cash per $1,000 original principal amount of Convertible Notes, and will settle the remainder of our conversion obligation in shares of our common stock, in each case based on the daily conversion value calculated as provided in the Indenture. It is our current intent and policy to settle any conversion of the Convertible Notes as if we had elected to make the net share settlement election.

The Convertible Notes are our senior unsecured obligations and rank equally with all of our existing and future senior unsecured debt and prior to all future subordinated debt. The Convertible Notes are effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

AEG Debt. AEG has outstanding existing debt in aggregate principal amount of $8.9 million as of March 28, 2009. The terms of the loans have various maturities ranging from December 30, 2010 through March 30, 2014. Interest rates are variable and interest rates in the six months ended March 28, 2009 ranged from 2.5% to 4.3%.

Financing Leases. Cytyc entered into a lease agreement on April 23, 2007 for a new manufacturing and office facility located in Alajuela, Costa Rica. The lease term commenced in May 2008 and we had transferred most of our Costa Rican operations to this facility by the end of the second quarter of fiscal 2009. The term of the lease is for a period of approximately ten years with the option to extend for two consecutive five-year terms.

On July 11, 2006, Cytyc entered into a lease agreement for a manufacturing facility located in Marlborough, Massachusetts. The term of the lease is for a period of approximately 12 years commencing on November 14, 2006. In 2011, we will have an option to lease an additional 30,000 square feet. In connection with our merger with Cytyc, we guaranteed Cytyc’s obligations under this lease.

Other Indebtedness. As a result of the Cytyc merger, we assumed Cytyc’s outstanding convertible notes, of which $0.3 million remained outstanding as of March 28, 2009. These notes were redeemed subsequent to March 28, 2009.

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

We have satisfied our obligation for a second and final earn-out to the former Suros Surgical Systems, Inc. (“Suros”) stockholders related to Suros’ incremental revenue growth for revenues earned through July 31, 2008. We accrued an amount of approximately $24.5 million for this second annual earn-out in the fourth quarter of 2008, with an increase to goodwill, which was paid in full as of March 28, 2009. We had also made a payment of approximately $19.0 million to the former Suros stockholders in the fourth quarter of fiscal 2007 for the first year earn-out.

We also have an obligation for up to two annual earn-out payments not to exceed $15.0 million in the aggregate based on BioLucent’s achievement of certain revenue targets. We have considered the provisions of Emerging Issues Task Force (“EITF”) Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of March 28, 2009, the revenue targets have not been achieved and we have not recorded any amounts for these potential earn-outs.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) will now require acquisition costs to be expensed as incurred, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our 2010 fiscal year. Earlier adoption is prohibited.

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

The adoption of FSP APB 14-1 will have no impact on our actual past or future cash flows. However, upon adoption in fiscal 2010 we will restate prior periods by reclassifying approximately $470.0 million of our Convertible Notes to additional paid-in capital, resulting in a debt discount. It is estimated that our non-cash interest expense will increase by approximately $16.1 million and $32.0 million for the three and six months ended March 28, 2009, respectively, and approximately $14.8 million and $17.4 million for the three and six months ended March 29, 2008, respectively, resulting in a restated diluted net loss per share of approximately $(9.01) and $(8.87) for the three and six months ended March 28, 2009, respectively, and a restated diluted net income (loss) per share of approximately $0.18 and $(1.33) for the three and six months ended March 29, 2008, respectively.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We have concluded that upon the adoption of this standard, the embedded derivative option in our Convertible Notes will continue to be considered indexed to our own stock. As a result, the adoption of EITF 07-05 is not expected to have a material impact on our financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. SFAS No. 107, Disclosure of Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, cost method investments and debt obligations. Except for our outstanding Convertible Notes, the fair value of these financial instruments approximates their carrying amount. As of March 28, 2009 we have $1.725 billion of Convertible Notes outstanding. The fair value of our Convertible Notes was approximately $1.19 billion as of March 28, 2009 based on the trading price as of that date.

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur variable interest expense on borrowings outstanding under our Amended Credit Agreement and on the debt assumed as a result of our acquisition of AEG. Borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to, at our option, with respect to the borrowings under the Revolving Facility and Term Loan A of either (1) the Base Rate (the greater of the prime rate as quoted in The Wall Street Journal and the Federal Funds Effective Rate) plus 1.5% or (2) the Eurodollar Rate, plus 2.5% and with respect to the Term Loan B of either (1) the Base Rate (the greater of the prime rate as quoted in The Wall Street Journal and the Federal Funds Effective Rate) plus 2.25% or (2) the Eurodollar Rate, plus 3.25%.

On July 17, 2008, the date we entered into the Amended Credit Agreement, we borrowed $400 million under the Term Loan A and $140 million under the Term Loan B. As of March 28, 2009, there was approximately $377 million outstanding under the Amended Credit Agreement, including $276 million under the Term Loan A facility which matures on September 30, 2012 and $101 million under the Term Loan B facility which matures on March 31, 2013.

The terms of the AEG debt agreements have various maturities ranging from December 30, 2010 through March 30, 2014. Interest rates are variable and had average interest rates ranging from 2.5% to 4.3% during the six months ended March 28, 2009. We may also incur interest expense on loans made under a European line of credit that accrues interest at the Europe Interbank Offered Rate 7.5%, as defined. At March 28, 2009, there were no amounts outstanding under the European line of credit.

These debt obligations are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. A 10% adverse movement (increase in LIBOR) would not have a material adverse effect on our financial condition.

The return from cash and cash equivalents will vary as short-term interest rates change. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition. Interest income on our cash and cash equivalents is recorded as Interest Income in our accompanying Consolidated Statements of Operations.

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

We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in the Euro are affected by changes in the relative strength of the U.S. dollar against the Euro. Our expenses are positively affected when the U.S. dollar strengthens against the Euro and adversely affected when the U.S. dollar weakens. However, we believe that the foreign currency exchange risk is not significant. A hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse effect on our financial condition.

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

As of March 28, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

HOLOGIC, INC.

Item 1.	Legal Proceedings.

On April 1, 2009, the United States Court of Appeals for the Federal Circuit issued its ruling rejecting Qiagen’s (formerly Digene Corporation) appeal and affirming the judgment of the United States District Court for the Western District of Wisconsin that Third Wave’s HPV products do not infringe Qiagen’s patent. The Court’s ruling should end a patent lawsuit filed by Digene in January of 2007 against Third Wave alleging infringement of a Digene patent by Third Wave’s HPV ASR product.

Other than set forth above, there are no material changes in Legal Proceedings as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 27, 2008.

Item 1A.	Risk Factors

There are no material changes in the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 27, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on March 4, 2009. At the meeting, a total of 221,319,026 shares or 86.28% of the Common Stock issued and outstanding as of the record date, were represented in person or by proxy. Set forth below is a brief description of each matter voted upon at the meeting and the voting results with respect to each matter.

1.	A proposal to elect the following nine persons to serve as members of the Company’s Board of Directors for the ensuing year and until their successors are duly elected:

Name	For	Withheld	Abstain
John W. Cumming	216,438,275	4,881,681	—
Robert A. Cascella	216,542,420	4,776,536	—
David R. LaVance, Jr.	202,995,930	18,323,026	—
Nancy Leaming	203,375,820	17,943,136	—
Lawrence M. Levy	134,733,049	86,585,907	—
Glenn P. Muir	206,729,348	14,589,608	—
Elaine S. Ullian	216,429,414	4,889,542	—
Sally W. Crawford	202,356,919	18,962,037	—
Wayne Wilson	203,048,697	18,270,259	—

2.	A proposal to adopt a one-time Option Exchange Program for eligible employees to exchange options issued on January 16, 2008 at an exercise price per share of $33.31 for a lesser number of new options to be granted under the Company’s 2008 Equity Incentive Plan.

For	Against	Abstained
113,798,700	18,521,072	316,148

3.	A proposal to adjourn Annual Meeting.

For	Against	Abstained
129,210,618	90,933,493	1,174,841

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number		Reference
10.1	Form of Director Indemnification Agreement (filed as Exhibit 10.1 to Hologic’s Current Report on Form 8-K filed with the SEC on March 6, 2009 and incorporated herein by reference).

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

HOLOGIC, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

May 7, 2009	/S/ JOHN W. CUMMING
Date	John W. Cumming
Chief Executive Officer

May 7, 2009	/S/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)