Form 10-Q
period 2009-06-27
HOLOGIC INC
filed 2009-08-06
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

or

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

As of August 3, 2009, 256,632,632 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 27, 2009	September 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$243,721	$95,661
Restricted cash	911	3,629
Accounts receivable, less reserves of $7,117 and $6,326, respectively	279,811	321,299
Inventories (Note 5)	183,401	174,667
Deferred income tax assets	56,449	53,660
Prepaid income taxes	4,220	17,797
Prepaid expenses and other current assets	25,585	26,865

Total current assets	794,098	693,578

Property and equipment, net (Note 5)	277,640	283,975
Intangible assets, net (Note 17)	2,476,659	2,629,651
Goodwill (Note 17)	2,100,938	4,450,496
Other assets	68,910	76,932

Total assets	$5,718,245	$8,134,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,355	$38,480
Accounts payable	49,785	59,590
Accrued expenses	119,757	154,746
Deferred revenue	92,048	78,559
Deferred gain	9,500	9,500

Total current liabilities	296,445	340,875

Long-term debt, net of current portion (Note 6)	256,340	437,420
Convertible debt (Note 6)	1,725,000	1,725,000
Deferred income tax liabilities	918,603	920,838
Deferred service obligations – long-term	11,111	10,777
Other long-term liabilities	55,573	57,453
Commitments and contingencies (Notes 6, 7, 8, 13, 14 and 15)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 256,817 and 256,373 shares issued, respectively	2,568	2,564
Capital in excess of par value	4,879,428	4,853,837
Accumulated deficit	(2,428,821)	(217,644)
Accumulated other comprehensive income	3,431	4,945
Treasury stock, at cost – 214 shares	(1,433)	(1,433)

Total stockholders’ equity	2,455,173	4,642,269

Total liabilities and stockholders’ equity	$5,718,245	$8,134,632

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Revenues:
Product sales	$349,414	$384,004	$1,081,409	$1,108,430
Service and other revenues	53,706	45,488	152,958	123,556

	403,120	429,492	1,234,367	1,231,986

Costs and expenses (1):
Cost of product sales	114,232	121,649	352,040	397,030
Cost of product sales – amortization of intangible assets	40,773	24,574	116,279	69,649
Cost of product sales – impairment of acquired intangible assets (Note 17)	—	—	4,065	—
Cost of service and other revenues	36,970	38,506	111,305	113,071
Research and development	23,407	20,966	71,628	60,477
Selling and marketing	58,928	68,483	182,402	193,731
General and administrative	37,039	35,043	110,654	109,111
Amortization of acquired intangible assets	13,025	6,267	38,356	18,685
Impairment of goodwill (Note 17)	—	—	2,340,023	—
Impairment of acquired intangible assets (Note 17)	—	—	—	2,900
Acquired in-process research and development (Note 4)	—	—	—	370,000
Restructuring charge (Note 16)	—	6,383	—	6,383

	324,374	321,871	3,326,752	1,341,037

Income (loss) from operations	78,746	107,621	(2,092,385)	(109,051)
Interest income	206	604	999	3,729
Interest expense	(17,552)	(14,103)	(53,057)	(65,102)
Other income (expense), net	(730)	788	(4,485)	615

Income (loss) before income taxes	60,670	94,910	(2,148,928)	(169,809)
Provision for income taxes	19,670	33,531	62,249	71,435

Net income (loss)	$41,000	$61,379	$(2,211,177)	$(241,244)

Net income (loss) per common share:
Basic	$0.16	$0.24	$(8.62)	$(0.99)

Diluted	$0.16	$0.24	$(8.62)	$(0.99)

Weighted average number of common shares outstanding:
Basic	256,556	255,676	256,381	242,604

Diluted	258,908	259,390	256,381	242,604

(1)	Stock-based compensation included in costs and expenses during the three and nine months ended June 27, 2009 was $913 and $2,625 for cost of revenues, $747 and $3,095 for research and development, $1,228 and $4,005 for selling and marketing and $5,122 and $14,628 for general and administrative. Stock-based compensation included in costs and expenses during the three and nine months ended June 28, 2008 was $508 and $1,751 for cost of revenues, $553 and $1,782 for research and development, $907 and $2,402 for selling and marketing and $3,073 and $11,612 for general and administrative. The restructuring charge line item includes $1,941 for both the three and nine months ended June 28, 2008.

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	June 27, 2009	June 28, 2008
Cash flows from operating activities:
Net loss	$(2,211,177)	$(241,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	48,651	38,631
Amortization	154,635	88,347
Fair value write-up of Third Wave and Cytyc inventory	1,084	42,325
Non-cash interest expense	12,466	16,035
Goodwill impairment charge	2,340,023	—
Charge for in-process research and development	—	370,000
Charge for impairment of acquired intangible assets	4,065	2,900
Other-than-temporary impairment charges on cost-method investments	2,243	—
Excess tax benefit related to exercise of non-qualified stock options	(528)	(53,688)
Stock-based compensation expense	24,353	19,488
Deferred income taxes	2,797	(20,797)
Loss on disposal of property and equipment	2,676	1,715
Other non-cash activity	(427)	538
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	39,150	(43,076)
Inventories	(15,878)	(38,015)
Prepaid income taxes	13,872	54,151
Prepaid expenses and other assets	(1,048)	(11,493)
Accounts payable	(9,634)	(9,135)
Accrued expenses and other liabilities	(26,095)	342
Deferred revenue	14,396	22,037

Net cash provided by operating activities	395,624	239,061

Cash flows from investing activities:
Merger with Cytyc Corporation, net of cash acquired	—	(2,027,017)
Additional business acquisition consideration, net	(229)	(956)
Decrease in restricted cash	2,718	2,296
Purchase of insurance contracts	(5,322)	(3,322)
Purchase of property and equipment	(24,809)	(42,270)
Increase in equipment under customer usage agreements	(17,354)	(17,950)
Purchase of licensed technology and other intangible assets	(7,414)	—
Proceeds from sale of intellectual property	1,500	3,000
Purchase of cost method investment	(400)	—
Proceeds from sale of cost method investment	—	936
Purchases of investment securities	—	(263)
Proceeds from sales and maturities of investment securities	—	2,638
Deferred gain	—	9,500

Net cash used in investing activities	(51,310)	(2,073,408)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	—	1,688,974
Proceeds under credit agreement, net of issuance costs	—	2,335,679
Repayments under credit agreement	(195,307)	(2,350,000)
Payment upon conversion of Cytyc convertible notes	(298)	(40,574)
Financing costs on credit agreement	(350)	—

	Nine Months Ended
	June 27, 2009	June 28, 2008
Proceeds from notes payable	—	2,227
Repayments of notes payable	(2,168)	(2,354)
Excess tax benefit related to exercise of non-qualified stock options	528	53,688
Net proceeds from sale of common stock pursuant to employee stock plans	2,111	168,723
Payments of employee restricted stock tax withholdings	(878)	(851)

Net cash (used in) provided by financing activities	(196,362)	1,855,512

Effect of exchange rate changes on cash and cash equivalents	108	(1,705)

Net increase in cash and cash equivalents	148,060	19,460
Cash and cash equivalents, beginning of period	95,661	100,403

Cash and cash equivalents, end of period	$243,721	$119,863

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and nine months ended June 27, 2009 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 26, 2009.

Based on a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of the Company’s market capitalization significantly below the book value of its net assets, the Company concluded that potential goodwill impairment indicators existed as of December 27, 2008. During the second quarter of fiscal 2009, the Company completed its interim goodwill impairment analysis and recorded a goodwill impairment charge of $2,340,023 for the three months ended March 28, 2009. Please refer to Note 17 for further discussion.

On May 28, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). This Statement provides authoritative accounting literature on subsequent events that was previously only addressed in the auditing literature and is largely consistent with the current guidance in the auditing literature. The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through August 6, 2009, the date these financial statements are considered issued, and the financial statements reflect those material items that arose after the balance sheet date but prior to this date that would be considered recognized subsequent events. There were no material recognized subsequent events recorded in the June 27, 2009 financial statements.

During the fourth quarter of fiscal 2008, the Company determined that certain amounts previously classified as a component of “Cost of service and other revenues” should be reclassified to “Cost of product sales”. The Company determined that the reclassification was not material to its consolidated financial statements and corrected the classification in the fourth quarter of fiscal 2008. These amounts totaled $13,293 and $34,949 for the three and nine months ended June 28, 2008, respectively, and have been reclassified to “Cost of product sales” to conform with the current period presentation. Additionally, royalty expense previously recorded within “Cost of service and other revenues” totaling $398 and $1,198 for the three and nine months ended June 28, 2008, respectively, has been reclassified to “Cost of product sales” to conform with the current period presentation. The Company also reclassified other receivable amounts of $5,902 from “Accounts receivable” to “Prepaid expenses and other current assets” at September 27, 2008 to conform to the current period presentation.

During fiscal 2009, the Company reclassified certain amounts in the Consolidated Statement of Cash Flows for the nine months ended June 28, 2008 to conform to the current period presentation. As a result, net cash provided by operations decreased to $239,061 from $274,601 primarily due to reclassifying $39,659 of excess tax benefits from the exercise of stock options as a cash outflow in operating activities with an offsetting cash inflow in the financing section and reclassifying $851 of payments to tax authorities for tax withholdings on the vesting of restricted stock units issued to employees as a cash outflow in the financing section resulting in cash flows provided by financing activities increasing to $1,855,512 from $1,816,704. The Company also reclassified certain other assets and other liabilities to cash flows provided by operating activities from cash used in investing activities, which increased to $2,073,408 from $2,070,140, to conform to the current period presentation. In addition, there were insignificant reclassifications of certain amounts within the line items of the investing activities section.

During the third quarter of fiscal 2009, the Company determined that certain amounts previously classified as a component of “Selling and marketing” should be reclassified to “Cost of product sales”. This reclassification, which aggregated $1,393 for the first and second quarters of fiscal 2009, is not material to the Company’s consolidated financial statements and is reflected in the Consolidated Statement of Operations for the nine months ended June 27, 2009.

(2) Fair Value Measurements

Effective September 28, 2008, the Company adopted SFAS No. 157, Fair Value Measurement (“SFAS 157”), for its financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period and its nonfinancial assets and nonfinancial liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until September 27, 2009. The Company is evaluating the impact, if any, SFAS 157 will have on its nonfinancial assets and nonfinancial liabilities.

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

As of June 27, 2009, the Company’s financial assets that are re-measured at fair value on a recurring basis consisted of $7,710 in money market mutual funds that are classified as cash and cash equivalents in the Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets.

The Company holds certain minority cost-method equity investments in non-publicly traded securities aggregating $7,435 and $9,278 at June 27, 2009 and September 27, 2008, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its cost-method investments for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The indicators the Company utilizes to identify these events and circumstances include (1) the investee’s revenue or earnings trends compared to budgets and pre-defined milestones, (2) the technological feasibility of the investee’s products and technologies, (3) general market conditions in the investee’s industry including adverse regulatory or economic changes, (4) factors related to the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and (5) the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in Other income (expense), net in the Consolidated Statements of Operations. As the inputs utilized for the impairment assessment are not based on observable market data, these cost method investments are classified within Level 3 of the fair value hierarchy on a non-recurring basis. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. During the three months ended June 27, 2009, the Company recorded an other-than-temporary impairment charge of $1,933 on one of its cost-method investments to fully write-off the carrying value of the investment. During the nine months ended June 27, 2009, the Company recorded an other-than-temporary impairment charge totaling $2,243 related to two of its cost method investments to adjust their carrying amounts to fair value.

(3) Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, cost-method investments, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The Company believes the carrying amounts of its cost-method investments approximate fair value and has not performed an in-depth analysis of the fair values as it is not practical to do so. Amounts outstanding under the Company’s Amended Credit Agreement (See Note 6) are subject to variable rates of interest based on current market rates. As such, the Company believes the carrying amount of this obligation approximates its fair value.

The Company’s AEG subsidiary also has several notes payable outstanding (See Note 6). These notes payable are denominated in either the Euro or US dollar and have variable rates of interest. As of June 27, 2009 and September 27, 2008, amounts outstanding under these notes payable approximate their fair value based on comparable market terms and conditions.

The Company has $1,725,000 of Convertible Notes outstanding (See Note 6) as of June 27, 2009 and September 27, 2008. The fair value of these Convertible Notes was approximately $1,231,000 and $1,300,000 as of June 27, 2009 and September 27, 2008, respectively, based on the trading prices at those dates.

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

Third Wave, located in Madison, Wisconsin, develops and markets molecular diagnostic reagents for a wide variety of DNA and RNA analysis applications based on its proprietary Invader chemistry. Third Wave’s current clinical diagnostic offerings consist of products for conditions such as Cystic Fibrosis, cardiovascular risk and other diseases. Third Wave recently received approval for two human papillomavirus (“HPV”) tests from the U.S. Food and Drug Administration (“FDA”).

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

The allocation of the purchase price is based upon estimates of the fair value of assets acquired and liabilities assumed as of July 24, 2008. At June 27, 2009, the components and allocation of the purchase price consist of the following approximate amounts:

Net tangible assets acquired as of July 24, 2008	$87,300
Increase in inventory to fair value	5,100
Increase in property and equipment to fair value	800
In-process research and development	195,200
Developed technology and know-how	92,300
Deferred income tax liability	(26,300)
Goodwill	236,700

Estimated Purchase Price	$591,100

The preliminary purchase price allocation resulted in goodwill of approximately $241,800 as of July 24, 2008, the date of the acquisition. During the nine months ended June 27, 2009, the Company decreased goodwill in the amount of approximately $5,100, primarily related to a $2,000 increase in the estimated net operating loss acquired and a $3,000 increase in the preliminary estimate of other tax attributes acquired.

Subsequent to the close of the Third Wave acquisition through June 27, 2009, stock options, originally issued by Third Wave and converted into options to purchase Hologic common stock, were exercised. The Company recorded the estimated tax benefit of approximately $121 and $368 related to the exercise of these options as a reduction to goodwill during fiscal 2009 and fiscal 2008, respectively.

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

The most significant acquired in-process technology related to the Cervista High HPV Risk (“HR”), for which the Company estimated a value of approximately $151,200. At the time of, and subsequent to the acquisition, the Company sold HPV reagents that detect certain high risk HPV types as Analyte Specific Reagents (“ASRs”). In 2006, Third Wave began clinical trials for PMA submissions to the FDA for Cervista HR and submitted the PMAs in April 2008. During March 2009, the FDA approved the Company’s PMAs for both the Cervista HPV HR and Cervista HPV 16/18 tests. Subsequent to receiving FDA approval, management expects to transition to only selling HPV In Vitro Diagnostics (“IVDs”) in the future. The HPV in-process research and development related only to the HPV IVDs, and the HPV ASRs were valued as developed technology.

The estimated cost to complete Third Wave’s other remaining in-process research and development projects in the aggregate as of June 27, 2009 was approximately $4,800.

The net deferred income tax liability relates to the tax effect of acquired identifiable intangible assets and fair value adjustments to acquired inventory and property and equipment, as such amounts are not deductible for tax purposes.

(b) Cytyc Corporation

On October 22, 2007, the Company completed its merger with Cytyc Corporation (“Cytyc”) pursuant to the Agreement and Plan of Merger (“Merger Agreement”) entered into on May 20, 2007. Cytyc, headquartered in Marlborough, Massachusetts, is a diversified diagnostic and medical device company that designs, develops, manufactures, and markets innovative and clinically effective diagnostics and surgical products. Cytyc products cover a range of cancer and women’s health applications, including cervical cancer screening, prenatal diagnostics, treatment of excessive menstrual bleeding and radiation treatment of early-stage breast cancer.

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

(ii) Purchase Price Allocation

The allocation of the purchase price was based upon estimates of the fair value of assets acquired and liabilities assumed as of October 22, 2007. As a result of the merger, the Company assumed Cytyc’s obligation to the former stockholders of Adiana, Inc. to make contingent earn-out payments based on the achievement of milestones. The Company considered the provisions of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of June 27, 2009, the Company had not recorded any amounts for the potential earn-outs. The Company received FDA approval on July 6, 2009. See Note 7 for additional discussion. The Company had formulated and undertaken a plan to restructure certain of Cytyc’s activities. The Company recorded a liability of approximately $2,800 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), primarily related to the termination of certain employees, minimum inventory purchase commitments and other contractual obligations for which the related business activities had been discontinued.

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

(iii) Valuation of Intangible Assets and Goodwill

The purchase price for the merger with Cytyc was allocated to assets acquired and liabilities assumed based on management’s estimate of their fair values. Management allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets and in-process research and development based upon a detailed valuation that relies on information and assumptions further described below. Any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill.

Identifiable Intangible Assets

As part of the purchase price allocation, the Company determined that Cytyc’s identifiable intangible assets included existing technology, customer relationships and trade names. Cytyc’s existing technology related to patents, patent applications and know-how with respect to the technologies embedded in its currently marketed products. In determining the allocation of the purchase price to existing technology, consideration was only given to patents and patent applications that related to products that had been approved by the FDA. Cytyc’s customer relationship assets related to relationships that Cytyc’s sales force had developed with obstetricians/gynecologists and gynecological surgeons, breast surgeons, radiation oncologists, clinical laboratories and other physicians. The trade names related to both the Cytyc name as well as key product names.

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

Acquired In-Process Research and Development

As part of the purchase price allocation for Cytyc, approximately $370,000 of the purchase price was allocated to acquired in-process research and development projects. The amount allocated to acquired in-process research and development represented the estimated fair value, based on risk-adjusted cash flows, of in-process projects that had not yet reached technological feasibility and had no alternative future uses as of the date of the merger. The primary basis for determining the technological feasibility of these projects was obtaining regulatory approval to market the underlying products. The fair value attributable to these in-process projects was expensed at the time of the merger.

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

The most significant acquired in-process technology related to the Adiana Permanent Contraception system for which the Company estimated a value of approximately $220,000. The Adiana Permanent Contraception system includes an incisionless trans-cervical permanent sterilization device intended to be performed as an office-based procedure. The system consists of three different parts: a disposable applicator, an implantable polymer matrix and a radio frequency controller. The Company completed this in-process research and development project during the three months ended June 27, 2009 and received FDA approval on July 6, 2009.

Cytyc’s other in-process research and development projects were at different stages of development, ranging from the early stages of development to Phase IIb prototype building, ongoing clinical trials and submission to the FDA of PMA and drug applications. FDA approval or clearance had not been granted for any of the products classified as in-process research and development, nor had Cytyc received any foreign approvals or clearances for any of these products. All products classified as in-process research and development required various levels of in-house and external testing, clinical trials and approvals from the FDA before these future products could be marketed. The estimated cash requirements in the aggregate to complete the development of these remaining products as of June 27, 2009 are expected to be approximately $3,900. Certain of these projects that have been discontinued or delayed are not included in this estimate as their cost to complete and timing of completion are unknown at this time. Certain of the projects included in this estimated cash requirement have been delayed to fiscal 2010 and the estimated costs for these projects have been increased accordingly.

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

Goodwill

The preliminary purchase price allocation resulted in goodwill of approximately $3,844,100 as of October 22, 2007, the date of the merger. During the nine months ended June 27, 2009, the Company reduced goodwill related to the Cytyc merger by approximately $2,100 primarily due to a decrease in the valuation allowance related to certain tax assets acquired where the Company has determined that it is more likely than not that these assets will be realized. The Company had previously reduced this goodwill in the amount of approximately $14,200 from the date of acquisition through September 27, 2008. The reduction was primarily related to a $16,800 increase in the preliminary valuation of assets acquired (primarily related to deferred tax assets acquired), an $1,845 increase in the preliminary valuation of certain tangible assets and a $1,700 increase in the preliminary valuation of certain intangible assets which were partially offset by a $5,900 increase in the preliminary estimate of liabilities assumed (primarily related to current tax liabilities) and a $200 increase in the preliminary estimate of acquisition costs and expenses.

The factors contributing to the recognition of this amount of goodwill were based upon several strategic and synergistic benefits that were expected to be realized from the combination. These benefits included the expectation that the Company’s complementary products and technologies would create a leading women’s healthcare company with an enhanced presence in hospitals, private practices and healthcare organizations. The Company also expected to realize substantial synergies through the use of Cytyc’s OB/GYN and breast surgeon sales channel to cross-sell the Company’s existing and future products. The merger provided the Company broader channel coverage within the U.S. and expanded geographic reach internationally, as well as increased scale and scope for further expanding operations through product development and complementary strategic transactions.

Subsequent to the close of the Cytyc merger through December 27, 2008, vested stock options, originally issued by Cytyc and converted into options to purchase Hologic common stock, were exercised. The Company recorded the estimated tax benefit of approximately $49,300 related to the exercise of these options as a reduction to goodwill during fiscal 2008 and $64 during fiscal 2009.

As a result of the Company’s interim impairment analysis of goodwill as of December 27, 2008, the Company recorded an impairment charge of $2,340,023. The goodwill related to this acquisition has been reduced from $3,778,700 at December 27, 2008 to approximately $1,438,500 as of June 27, 2009. See Note 17 for additional information pertaining to the interim impairment analysis of the Company’s goodwill.

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

(approximate amounts in thousands, except per share data)	Nine Months Ended June 28, 2008
Net revenue	$1,268,892
Net income	$158,959
Net income per common share:
Basic	$0.63

Diluted	$0.61

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

(5) Other Balance Sheet Information

Components of selected captions in the Consolidated Balance Sheets at June 27, 2009 and September 27, 2008 consisted of:

	June 27, 2009	September 27, 2008
Inventories
Raw material and work-in-process	$118,229	$106,291
Finished goods	65,172	68,376

	$183,401	$174,667

Inventories are stated at the lower of cost (first-in, first-out) or market.

	June 27, 2009	September 27, 2008
Property and Equipment, net
Equipment and software	$190,464	$172,790
Customer usage equipment	119,815	100,315
Building and improvements	56,652	55,743
Leasehold improvements	39,845	38,620
Furniture and fixtures	11,438	11,083
Land	8,932	8,978

	427,146	387,529
Less – accumulated depreciation and amortization	(149,506)	(103,554)

	$277,640	$283,975

Restricted Cash

Restricted cash is currently primarily comprised of various deposits for operating leases and duty taxes. The Company paid $2,520 of the restricted cash balance to certain former executives related to deferred compensation during the three months ended June 27, 2009.

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

In order to complete the acquisition of Third Wave, the Company borrowed $540,000 under the credit facilities on July 17, 2008, consisting of $400,000 under the Term Loan A and $140,000 under the Term Loan B. As of June 27, 2009, the Company had an aggregate of $269,693 of principal outstanding under this credit facility of which $194,419 was under the Term Loan A and $75,274 was under the Term Loan B. The long-term portion of the Term Loan A and Term Loan B loans were $173,401 and $74,187, respectively, at June 27, 2009. Subsequent to June 27, 2009, the Company paid down approximately $56,000 of the outstanding principal. The Company had no amounts outstanding under its Revolving Facility, and therefore, had full availability of the $200,000 Revolving Facility as of June 27, 2009. The final maturity dates for the credit facility are September 30, 2012 for the Term Loan A and Revolving Facility and March 31, 2013 for the Term Loan B.

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

All amounts outstanding under the amended credit facilities bear interest, at Hologic’s option, as follows:

With respect to loans made under the Revolving Facility and the Term Loan A facility:

(i)	at the Base Rate plus 1.25% per annum, which was reduced from 1.50% in May 2009; or

(ii)	at the reserve adjusted Eurodollar Rate plus 2.25% per annum, which was reduced from 2.50% in May 2009; and

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

Borrowings outstanding under the Amended Credit Agreement during the three and nine months ended June 27, 2009 had a weighted average interest rate of 2.77% and 3.97%, respectively. At June 27, 2009, the interest rates on the outstanding Term Loan A borrowings ranged from 2.625% to 4.5% and on the Term Loan B borrowings ranged from 3.625% to 5.5%. Interest expense under the Amended Credit agreement for the term loans totaled $6,507 and $18,813 during the three and nine months ending June 27, 2009, respectively, which included non-cash interest expense of $3,973 and $7,229, respectively, related to the amortization of the capitalized deferred financing costs related to this facility. As of June 27, 2009, there was $9,903 in deferred financing costs related to the Term Loans classified as Other Assets on the Company’s Consolidated Balance Sheets.

Interest expense under the Amended Credit Agreement for the Revolving Facility totaled $467 and $1,451 during the three and nine months ended June 27, 2009, respectively, consisting of commitment fees on the unused portion of this facility and non-cash interest expense of $247 and $734 related to the amortization of capitalized deferred financing costs. As of June 27, 2009, there was $3,221 in deferred financing costs related to the Revolving Facility classified as Other Assets on the Company’s Consolidated Balance Sheets. The Company pays a quarterly commitment fee, at a per annum rate of 0.375%, which was reduced from 0.50% in May 2009, on the undrawn commitments available under the Revolving Facility, which per annum rate is subject to reduction based on a leverage ratio as specified in the Amended Credit Agreement.

Borrowings under the original credit agreement from initial drawdown at October 22, 2007 through June 28, 2008 had a weighted average interest rate of 4.96%. Interest expense under these credit facilities totaled approximately $3,500 and $40,400 during the three and nine months ended June 28, 2008, respectively, which included non-cash interest expense of approximately $2,200 and $12,100 related to the amortization of the capitalized deferred financing costs.

The credit facilities contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including financial covenants which require the Company to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter. The Company was in compliance with all covenants as of June 27, 2009.

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

Interest expense under the Convertible Notes totaled $9,727 and $30,171 during the three and nine months ended June 27, 2009, respectively, which included non-cash interest expense of $1,501 and $4,503, respectively, related to the amortization of the capitalized deferred financing costs related to the Convertible Notes Agreement. Interest expense under the Convertible Notes totaled $9,935 and $22,249 during the three and nine months ended June 28, 2008, respectively, which included non-cash interest expense of $1,502 and $3,275, respectively, related to the amortization of the capitalized deferred financing costs related to the Convertible Notes Agreement. As of June 27, 2009, there was $26,748 in deferred financing costs related to the Convertible Notes classified as Other Assets on the Company’s Consolidated Balance Sheets.

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

As of June 27, 2009, upon conversion, including the potential premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 56,000 common shares to the Convertible Note holders.

See Note 19, “Recent Accounting Pronouncements”, for a discussion related to the impact of the adoption of FASB Staff Position Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) in fiscal 2010.

(c) AEG Debt

The Company’s AEG subsidiary has approximately $9,000 outstanding at June 27, 2009 under certain debt agreements of which the long term portion is approximately $7,100. The terms of the agreements have various maturities ranging from December 30, 2010 through March 30, 2014. Outstanding borrowings had interest rates ranging from 2.1% to 4.3% and 5.5% to 7.2% during the nine months ended June 27, 2009 and June 28, 2008, respectively. Interest expense incurred under these debt agreements totaled $75 and $314 during the three and nine months ended June 27, 2009, respectively, and $174 and $572 during the three and nine months ended June 28, 2008, respectively. Subsequent to June 27, 2009, the Company paid off approximately $7,200 of the outstanding principal balance under these debt agreements.

(7) Commitments and Contingencies

(a) Contingent Earn-Out Payments

As a result of the Cytyc merger, the Company assumed the obligation to the former Adiana stockholders to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155,000 based on worldwide sales of the Adiana Permanent Contraception product in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. As FDA approval had not occurred as of June 27, 2009, no amounts had been recorded or paid as of June 27, 2009. FDA approval was received on July 6, 2009, and the Company will begin accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. These amounts will be recorded as additional purchase price, and under the terms of the agreement the first payment is not expected to be due until October 2010.

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

The Company also has an obligation for up to two annual earn-out payments not to exceed $15,000 in the aggregate based on BioLucent’s achievement of certain revenue targets. The Company has considered the provisions of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of June 27, 2009, the revenue targets had not been achieved and the Company has not recorded any amounts for these potential earn-outs.

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

As of June 27, 2009 and September 27, 2008, the Company has recorded a pension liability of $7,039 and $7,323, respectively, primarily as a component of long-term liabilities, in the accompanying consolidated financial statements. As of June 27, 2009 and September 27, 2008, the pension plans held no assets. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Pension benefits are safeguarded by the Pension Guaranty Fund, a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency. The Company’s net periodic benefit cost and components thereof were not material during the nine months ended June 27, 2009 and June 28, 2008.

(9) Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of potential common shares from outstanding stock options, restricted stock units and convertible debt determined by applying the treasury stock method. In accordance with SFAS No. 123 (revised 2004), Share-Based Payment, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money and restricted stock units.

The Company applies the provisions of EITF No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share (“EITF 04-8”), to determine diluted weighted average shares outstanding as it relates to its outstanding Convertible Notes, and due to the type of debt instrument issued, the dilutive impact of the Company’s Convertible Notes is based on the difference between the Company’s current stock price and the conversion price of the Convertible Notes, provided there is a premium. Under EITF 04-8, there is no dilution from the accreted principal of the Convertible Notes. Accordingly, the Company uses the treasury stock method to determine dilutive weighted average shares related to its Convertible Notes and not the if-converted method.

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Numerator:
Net income (loss), as reported, for basic earnings per share	$41,000	$61,379	$(2,211,177)	$(241,244)
Interest expense on Cytyc convertible debt, net of tax	—	1	—	—

Net income (loss), as adjusted, for diluted earnings per share	$41,000	$61,380	$(2,211,177)	$(241,244)

Denominator:
Basic weighted average common shares outstanding	256,556	255,676	256,381	242,604
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	2,352	3,703	—	—
Weighted average common stock equivalents from assumed conversion of convertible notes	—	11	—	—

Diluted weighted average common shares outstanding	258,908	259,390	256,381	242,604

Basic net income (loss) per common share	$0.16	$0.24	$(8.62)	$(0.99)

Diluted net income (loss) per common share	$0.16	$0.24	$(8.62)	$(0.99)

Weighted-average anti-dilutive shares related to:
Outstanding stock options	11,801	4,001	13,792	7,040
Restricted stock units	53	1,079	1,812	116

Diluted weighted average shares outstanding do not include any effect resulting from the conversion of the Company’s Convertible Notes issued in December 2007 as their impact would be anti-dilutive for all periods presented. In those reporting periods in which the Company has reported net income, anti-dilutive shares comprise those common stock equivalents that have either an exercise price above the average stock price for the quarter or the common stock equivalents related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares. In those reporting periods in which the Company has a net loss, anti-dilutive shares comprise the impact of those number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the company had net income.

(10) Stock-Based Compensation

Stock-based compensation expense from the issuance of stock options and restricted stock units in the three and nine months ended June 27, 2009 and June 28, 2008 is as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Cost of revenues	$913	$508	$2,625	$1,751
Research and development	747	553	3,095	1,782
Selling and marketing	1,228	907	4,005	2,402
General and administrative	5,122	3,073	14,628	11,612
Restructuring charge	—	1,941	—	1,941

	8,010	$6,982	24,353	$19,488

Stock Options

The Company granted 2,969 and 3,216 stock options, respectively, during the nine months ended June 27, 2009 and June 28, 2008 with weighted average exercise prices of $14.42 and $32.87, respectively. There were 16,116 options outstanding at June 27, 2009 with a weighted average exercise price of $15.88.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Risk-free interest rate	2.0%	3.0%	2.0%	3.0% to 4.0%
Expected volatility	46.0%	36.0%	46.0%	36.0% to 38.0%
Expected life (in years)	4.0	3.8	4.0	3.8 to 4.6
Dividend yield	—	—	—	—
Forfeiture rate	7.7%	6.8%	7.7%	6.8% to 9.0%
Weighted average fair value of stock options granted	$5.10	$9.65	$5.40	$10.38

Included in stock-based compensation expense for the nine months ended June 28, 2008 was $2,662 as a result of the acceleration of vesting for certain outstanding Hologic stock options upon the close of the merger with Cytyc. The original terms of these employee stock options provided for acceleration of vesting upon a change of control. In addition, stock-based compensation expense during the nine months ended June 28, 2008 included $2,264 as a result of a modification of certain stock options in connection with the Cytyc Merger Agreement in May 2007. The modification provided for acceleration of vesting of the unvested options upon a termination as a result of a change of control, as well as an extension of the period to exercise vested options from 90 days to December 31, 2009, which occurred upon the close of the merger with Cytyc. The Company also recorded additional stock-based compensation expense of $768 during the three months ended June 28, 2008 for options issued to the former Chairman of the Board of Directors that were modified to extend the time period to exercise upon termination from 90 days to August 31, 2009.

As of June 27, 2009, total unrecognized compensation expense related to stock options is $30,723, which is expected to be recognized over a weighted average period of 3.7 years

Restricted Stock Units

The Company granted 1,669 and 1,226 restricted stock units, respectively, during the nine months ended June 27, 2009 and June 28, 2008, respectively, with weighted average grant date fair values of $14.46 and $33.23 per share, respectively. As of June 27, 2009, there were 2,815 unvested restricted stock units outstanding with a weighted average grant date fair value of $21.94.

The estimated forfeiture rate for restricted stock awards used in determining the expense recorded in the Company’s Consolidated Statements of Operations was 6.4% and 7.0% for the nine months ended June 27, 2009 and June 28, 2008, respectively.

Stock-based compensation expense for the nine months ended June 27, 2009 and June 28, 2008 for restricted stock units included $41 and $570, respectively, as a result of the acceleration of vesting for certain outstanding restricted stock units in connection with the acquisition of Third Wave and the merger with Cytyc, respectively.

As of June 27, 2009, total unrecognized compensation expense related to restricted stock units is $36,064, which is expected be recognized over a weighted average period of 2.6 years.

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

Option Exchange Program

On December 22, 2008, the Board of Directors approved, subject to stockholder approval, a one-time stock option exchange program (the “Option Exchange Program”). The Option Exchange Program was approved at the Annual Meeting of Stockholders held on March 4, 2009. The Option Exchange Program permitted eligible employees to exchange their outstanding options issued on January 16, 2008 at an exercise price per share of $33.31 for a lesser number of new options (“New Options”), with such number of New Options issuable upon exchange calculated pursuant to an exchange ratio based on the original exercise price of the surrendered option. The exchange offer expired on April 5, 2009. Pursuant to the Option Exchange Program, the New Options have an exercise price of $14.87, which is 110% of the last reported closing sales price of the Company’s common stock as of the date of the new grant, which was April 5, 2009. The total number of stock options eligible to be exchanged of 784 was exchanged for 406 New Options.

On the date of exchange, the estimated fair value of the New Options approximated the estimated fair value of the exchanged stock options calculated immediately prior to the exchange. As such, there is no incremental fair value of the New Options, and the Company will not record additional compensation expense related to the exchange. The Company will continue to recognize the remaining compensation expense related to the exchanged options over the remaining vesting period of the original options. The New Options become exercisable over a period of four years, with 25% vesting on the first anniversary of the date the New Options were granted and 25% vesting on each anniversary thereafter, so long as the option holder continues to be employed by the Company.

(11) Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) comprise foreign currency translation adjustments and deferred tax on minimum pension liability. A reconciliation of comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net income (loss) as reported	$41,000	$61,379	$(2,211,177)	$(241,244)
Translation adjustment	3,865	(170)	(1,514)	5,200
Deferred tax on minimum pension liability	—	295	—	(670)

Comprehensive income (loss)	$44,865	$61,504	$(2,212,691)	$(236,714)

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

Identifiable assets for the four principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other identifiable assets as corporate assets. Intersegment sales and transfers are not significant. Segment information for the three and nine months ended June 27, 2009 and June 28, 2008 is as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Total revenues–
Breast Health	$174,892	$219,498	$554,084	$639,808
Diagnostics	139,530	126,564	409,189	351,311
GYN Surgical	65,840	56,310	197,594	161,417

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Skeletal Health	22,858	27,120	73,500	79,450

	$403,120	$429,492	$1,234,367	$1,231,986

Operating income (loss) –
Breast Health	$32,640	$56,421	$(152,262)	$157,375
Diagnostics	27,303	35,824	(836,176)	(9,336)
GYN Surgical	15,968	12,220	(1,114,746)	(259,680)
Skeletal Health	2,835	3,156	10,799	2,590

	$78,746	$107,621	$(2,092,385)	$(109,051)

Depreciation and amortization–
Breast Health	$14,608	$9,923	$36,868	$29,669
Diagnostics	39,295	25,474	117,933	70,340
GYN Surgical	13,985	8,141	42,315	22,506
Skeletal Health	2,517	1,573	6,170	4,463

	$70,405	$45,111	$203,286	$126,978

Capital expenditures–
Breast Health	$3,398	$4,656	$9,540	$14,090
Diagnostics	2,554	2,896	5,493	7,916
GYN Surgical	1,064	3,725	4,517	12,765
Skeletal Health	1,157	2,051	5,259	7,499

	$8,173	$13,328	$24,809	$42,270

	June 27, 2009	September 27, 2008
Identifiable assets–
Breast Health	$1,147,756	$1,435,674
Diagnostics	1,968,753	2,976,854
GYN Surgical	1,867,458	3,080,365
Skeletal Health	33,202	25,151
Corporate	701,076	616,588

	$5,718,245	$8,134,632

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

There were no customers with balances greater than 10% of accounts receivable as of June 27, 2009 or September 27, 2008, nor any customer that represented greater than 10% of product revenues during the three and nine months ended June 27, 2009 and June 28, 2008.

Product export sales from the U.S. to unaffiliated customers, primarily in Europe, Asia and Latin America, during the three and nine months ended June 27, 2009 totaled $68,082 and $223,256, respectively, and for the three and nine months ended June 28, 2008 totaled $71,101 and $218,840, respectively.

Products sold by the Company internationally are manufactured at domestic and international manufacturing locations such as Costa Rica, where much of the GYN Surgical products are currently being manufactured.

Transfers between the Company and its subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation. There were no intersegment revenues during the three and nine months ended June 27, 2009 and June 28, 2008.

Export product sales as a percentage of total product sales were as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Europe	11%	11%	12%	12%
Asia	4%	4%	4%	4%
All others	4%	3%	5%	4%

	19%	18%	21%	20%

(13) Litigation and Other Matters

On October 5, 2007, Ethicon Endo-Surgery, Inc., a Johnson & Johnson operating company, filed a complaint against the Company and its wholly-owned subsidiary Suros in the United States District Court for the Southern District of Ohio, Western Division. The complaint alleges that certain of the ATEC biopsy systems manufactured and sold by Suros infringe four Ethicon patents. An amended complaint filed January 11, 2008 additionally asserts claims of unfair competition. The complaint seeks to enjoin Hologic and Suros from conducting acts of unfair competition and infringing the patents as well as the recovery of unspecified damages and costs. A Markman hearing was held on January 8, 2009, and the Court issued its ruling on April 3, 2009. A court ordered settlement conference is scheduled for August 11, 2009. Given the stage of the litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

On January 9, 2008, Tissue Extraction Devices, LLC filed a complaint against the Company and Suros in the United States District Court for the Northern District of Illinois, alleging infringement of US Patent No. 7,316,726 by certain of the ATEC biopsy systems manufactured and sold by Suros. The complaint seeks to enjoin the Company and Suros from infringing the patents as well as the recovery of damages and costs resulting from the alleged infringement. On May 20, 2008, the judge in Illinois granted the Company’s motion to transfer the case to the United States District Court for the Southern District of Indiana. On April 14, 2009, the parties entered into a confidential settlement agreement calling for an immaterial payment by the Company in exchange for a fully paid up license to the patent in suit and related family member patent applications. The suit was dismissed with prejudice by the Court on April 24, 2009.

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

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system, would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana Permanent Contraception system. The complaint seeks preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana system based on alleged infringement of certain claims of three of the five patents. Based on the early stage of this litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

The Company is a party to various other legal proceedings arising out of the ordinary course of its business. The Company believes that there are no other proceedings pending against it which, if determined adversely, would have a material adverse effect on its financial condition or results of operations.

(14) Income Taxes

The Company’s effective tax rates for the three and nine months ended June 27, 2009 were 32.4% and (2.9)%, respectively. The Company’s effective tax rates for the three and nine months ended June 28, 2008 were 35.3% and (42.1)%, respectively. The Company’s effective tax rate in the current three month period is lower that the statutory rate primarily due to a $2.3 million benefit related to a clarification in Massachusetts tax law on apportionment for affiliates of manufacturing companies. The effective tax rate for the current nine month period was significantly impacted by the goodwill impairment charge recorded in the second quarter of fiscal 2009, substantially all of which is not deductible for tax purposes. The effective tax rate for the nine months ended June 28, 2008 was significantly impacted by the acquired in-process research and development charge related to the Cytyc merger, which is not deductible for tax purposes. As of June 27, 2009, the Company has recorded a net deferred tax liability of approximately $862,000. This liability is net of approximately $56,000 of certain deferred tax assets. Management’s conclusion that such assets will be recovered is based upon its expectation that the Company’s future earnings will provide sufficient taxable income. The realization of the Company’s deferred tax assets cannot be assured, and to the extent that the Company fails to generate sufficient future taxable income, some or all of the Company’s deferred tax assets will not be realized.

The Company had gross unrecognized tax benefits, including interest, of approximately $22,800 as of June 27, 2009. Of this amount, $8,100 represents the amount of unrecognized tax benefits as of June 27, 2009 that, if recognized, would result in a reduction of the Company’s effective tax rate. Upon the adoption of SFAS No. 141(R) changes in unrecognized tax benefits following an acquisition generally will affect income tax expense, including any changes associated with acquisitions that occurred prior to the effective date of SFAS 141(R). In the next twelve months it is reasonably possible that the Company will reduce the balance of its unrecognized tax benefits by $2,274 due to the expiration of statute of limitations and settlements with taxing authorities, of which $1,481 will reduce the Company’s effective tax rate.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. As of June 27, 2009, accrued interest was approximately $1,100, net of federal benefit. As of June 27, 2009, no penalties have been accrued.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state income and foreign jurisdictions. The current tax returns are open for audit through fiscal 2013.

The Company currently has a tax holiday in Costa Rica that is scheduled to expire in 2015. This tax holiday does not materially reduce the Company’s income tax provision for fiscal 2009.

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

Product warranty activity for the nine months ended June 27, 2009 and June 28, 2008 is as follows:

	Balance at beginning of period	Accruals for warranties provided during the period	Accruals for warranties acquired during the period	Write-offs/ payments	Balance at end of period
Nine Months Ended:
June 27, 2009	$9,109	$3,265	$—	$(6,256)	$6,118
June 28, 2008	$12,087	$7,369	$591	$(9,135)	$10,912

(16) Restructuring Accrual

As a result of the Cytyc merger and the acquisition of Third Wave in the first and fourth quarters of fiscal 2008, respectively, the Company recorded liabilities related to restructuring plans, approved by the previous management of those companies and designed to reduce future operating expenses and recorded liabilities, of $4,658 and $7,509, respectively. In connection with the Cytyc merger, the Company assumed an arrangement in which the Company is sub-leasing all of its Mountain View facility to a third party for a term of approximately five years, a period of time equivalent to the remainder of the Company’s lease of this facility. The sub-lease commenced on July 1, 2007. The Company has not incurred any additional restructuring costs related to these plans, and it is anticipated that these costs will be paid in full during fiscal 2009.

Additionally, during fiscal 2008 the Company recorded a liability related to the Cytyc merger in accordance with EITF 95-3, primarily related to the termination of certain employees as well as minimum inventory purchase commitments and other contractual obligations for which business activities have been discontinued.

Changes in the restructuring accrual for the nine months ended June 27, 2009 were as follows:

	Other	Termination Benefits
Beginning balance, September 27, 2008	$882	$1,309
Adjustments	(720)	(461)
Payments	(128)	(742)

Ending balance, June 27, 2009	$34	$106

On May 20, 2008, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Patrick J. Sullivan, former Chairman of the Board of Directors of the Company. The Separation Agreement required the Company to pay Mr. Sullivan a total of $4,442 and continue to pay Mr. Sullivan’s premiums for COBRA continuation coverage under the Company’s group medical plan for eighteen months following the effective date of the separation. In addition, the Separation Agreement provided that Mr. Sullivan’s 45,710 restricted stock units granted pursuant to a Restricted Stock Unit Agreement dated October 22, 2007 would become fully vested, and Mr. Sullivan’s options to purchase the Company’s common stock, all of which were fully vested, would be extended so as to remain exercisable until August 31, 2009. The acceleration of the restricted stock units and modification of options resulted in a stock-based compensation charge of $1,941. The Company recorded the lump sum payment and stock-based compensation charge totaling $6,383 as a restructuring charge in the accompanying Consolidated Statement of Operations during the three months ended June 28, 2008.

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

The Company completed the Step 2 analysis during its second quarter of fiscal 2009, which resulted in an aggregate goodwill impairment charge of $2,340,023. This impairment charge is comprised of $1,165,804 for GYN Surgical, $908,349 for Diagnostics, and $265,870 for Breast Health. The impairment charges for GYN Surgical and Diagnostics are primarily attributable to the assumption of higher discount rates compared to those used in the annual impairment test performed as of the first day of the fourth quarter of fiscal 2008 (the July 2008 valuation) and the assumption that the reporting units would be purchased or sold in a taxable transaction in accordance with EITF Issue No. 02-13, Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142 (“EITF 02-13”). The impairment charge for MammoSite, which is included in Breast Health, is a result of a combination of a higher discount rate and lower projected future cash flows compared to those used in the July 2008 valuation. The higher discount rates for the three reporting units, which range from 10% to 13.5% compared to 9% to 10% used in the July 2008 valuation, reflect an increase in the risks inherent in the estimated future cash flows and the higher rate of return a market participant would require based on the current macro-economic environment. The reduction in forecasted cash flows for the MammoSite reporting unit is due to current competitive pressure on the reporting unit’s products as well as recent regulatory and reimbursement changes.

The Company also evaluated the aggregate fair value of its reporting units compared to its market capitalization noting an implied control premium of approximately 16% at December 27, 2008. The Company used an average of its market capitalization over the 30 calendar days preceding the impairment testing date as being more reflective of its market value than a single day, point-in-time market price. The Company concluded that its implied control premium was reasonable when compared to industry specific information. There have been no material changes in the Company’s market capitalization from the date of the interim goodwill impairment test as of December 27, 2008 through June 27, 2009, and no other potential goodwill impairment indicators have been identified that would require an additional interim goodwill impairment test as of June 27, 2009.

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

The estimate of fair value requires significant judgment. Any loss resulting from the SFAS 142 impairment analysis is reflected in operating income (loss) in the Company’s Consolidated Statements of Operations. The impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. Impairment charges related to goodwill have no impact on the Company’s cash balances or compliance with financial covenants under its Amended and Restated Credit Agreement.

The following table presents the changes in goodwill during the nine months ended June 27, 2009:

Balance at September 27, 2008	$4,450,496
Impairment of goodwill	(2,340,023)
Purchase price adjustments	(9,291)
Foreign currency translation impact	(244)

Balance at June 27, 2009	$2,100,938

The decrease of approximately $9,300 to goodwill for purchase price adjustments during the nine months ended June 27, 2009 primarily includes a $2,000 increase to the estimated tax net operating loss carryforward acquired in the Third Wave acquisition due to finalizing the analysis in the third quarter of fiscal 2009 of the amounts the Company believes are more likely than not to be realized, as well as increases to the tax net operating loss carryforwards acquired as a result of the Cytyc and R2 acquisitions in the amounts of $2,100 and $2,000, respectively, and an increase in the preliminary estimate of other tax attributes acquired in the Third Wave acquisition of $3,000.

The allocation of goodwill by reporting segment consisted of the following:

	Balance as of June 27, 2009	Balance as of September 27, 2008
Breast Health	$662,617	$930,672
Diagnostics	572,147	1,486,988
GYN Surgical	858,000	2,024,639
Skeletal Health	8,174	8,197

	$2,100,938	$4,450,496

Intangible Assets

The majority of the Company’s intangible assets arose in connection with its business combinations. These intangible assets were recorded at fair value and are stated net of accumulated amortization and impairments. The Company amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 2 to 30 years. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

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

During the third quarter of fiscal 2009, the Company acquired certain developed technology of approximately $5,400.

Intangible assets consist of the following:

Description	Weighted Average Remaining Estimated Amortization Period (in years)	As of June 27, 2009		As of September 27, 2008
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed Technology	12.9	$2,137,621	$228,121	$2,135,688	$112,568
Customer Relationship	12.9	484,852	53,179	484,136	22,509
Trade Name	23.4	146,946	17,552	146,963	9,950
Patents	9.8	11,449	7,710	11,183	7,544
Capitalized License Fees	6.1	2,766	413	6,491	2,239

Totals		$2,783,634	$306,975	$2,784,461	$154,810

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

The estimated remaining amortization expense as of June 27, 2009 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2009	$52,078
Fiscal 2010	228,418
Fiscal 2011	232,747
Fiscal 2012	234,100
Fiscal 2013	224,418

(18) Sale of Gestiva

On January 16, 2008, the Company entered into a definitive agreement pursuant to which it agreed to sell full U.S. and world-wide rights to Gestiva to K-V Pharmaceutical Company upon approval of the pending Gestiva new drug application (the “Gestiva NDA”) by the FDA. The purchase price to be paid to the Company as a result of the transaction is $82,000 in cash, of which $9,500 was paid in fiscal 2008 and the balance is due upon final approval by the FDA of the Gestiva NDA on or before February 19, 2010 and the production of a quantity of Gestiva suitable to enable the commercial launch of the product. The Company has agreed to continue its efforts to obtain FDA approval of the NDA for Gestiva as part of this arrangement. All costs incurred in these efforts will be reimbursed by K-V Pharmaceutical and are being recorded as a credit against research and development expenses. The Company has recorded the $9,500 as a deferred gain within current liabilities in the accompanying Consolidated Balance Sheet. The gain will be recognized upon the closing of the transaction following final FDA approval of the Gestiva NDA. The Company cannot assure that it will be able to obtain the requisite FDA approval, that the transaction will be completed or that it will receive the balance of the purchase price. Moreover, if K-V Pharmaceutical terminates the agreement as a result of a breach by the Company of a material representation, warranty, covenant or agreement, the Company will be required to return the funds previously received as well as expenses reimbursed by K-V.

The development of Gestiva, a drug that, if approved by the FDA, could be used in the prevention of preterm birth in pregnant women with a history of at least one spontaneous preterm birth, was originally begun by Adeza Biomedical Corporation, which was acquired by Cytyc on April 2, 2007. On October 22, 2007, the Company completed its business combination transaction with Cytyc and as a result acquired all rights to Gestiva. The Company allocated $53,400 to acquired in-process research and development as part of the initial purchase price allocation.

(19) Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Company beginning with the third quarter of fiscal 2009. The adoption of FSP 115-2/124-2 did not have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141(R) replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) will now require acquisition costs to be expensed as incurred, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally to affect income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Early adoption is prohibited. The Company is currently evaluating the impact that the adoption of SFAS 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Early adoption is prohibited. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

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

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. The liability and equity components of convertible debt instruments within the scope of this FSP must be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the debt over the amount ultimately allocated to the liability component is required to be amortized to interest expense using the interest method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As a result, the Company will adopt this standard at the beginning of fiscal 2010. This FSP must be applied retrospectively to all periods presented. The retrospective adoption of this FSP will increase the Company’s historical reported interest expense from December 10, 2007 (issuance date of the Convertible Notes – See Note 6) forward.

The adoption of FSP APB 14-1 will have no impact on the Company’s actual past or future cash flows. However, upon adoption in fiscal 2010, the Company will restate prior periods by reclassifying approximately $470,000 of its Convertible Notes to additional paid-in capital, resulting in a debt discount. It is estimated that the Company’s non-cash interest expense will increase by approximately $16,600 and $48,700 for the three and nine months ended June 27, 2009, respectively, and approximately $15,300 and $32,700 for the three and nine months ended June 28, 2008, respectively, resulting in a restated diluted net income (loss) per share of approximately $0.12 and $(8.74) for the three and nine months ended June 27, 2009, respectively, and a restated diluted net income (loss) per share of approximately $0.20 and $(1.08) for the three and nine months ended June 28, 2008, respectively.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company has concluded that upon the adoption of this standard, the embedded derivative option in the Company’s Convertible Notes (See Note 6) will continue to be considered indexed to the Company’s own stock. As a result, the adoption of EITF 07-05 is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amend APB Opinion No 28, Interim Financial Reporting, to require fair value disclosures in all interim financial statements. FSP SFAS 107-1 and APB 28-1 are effective for the Company in its third quarter of fiscal 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards. As a result, upon adoption, all references to accounting literature in our SEC filings will conform to the appropriate reference within the Codification. The Company is required to adopt SFAS No. 168 for the Company’s fiscal fourth quarter ending September 26, 2009. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.

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

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	the risk that the continuing worldwide economic downturn may continue to adversely affect our business and prospects;

•	the importance of third party reimbursement policies to support the sales and market acceptance of our products;

•	the risk that medical regulatory reform could adversely affect the use and sale of our products;

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

•

an adverse change in the projected discounted cash flows from our acquired businesses or the business climate in which they operate, including the continuation of the current financial and economic downturn, could require us to incur further impairment charges which would have an adverse impact on our operating results.

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

We have historically focused our resources on developing systems and subsystems offering superior image quality and diagnostic accuracy, which has enabled us to capture significant market share and customer loyalty, despite the presence of large competitors. Our combination with Cytyc has enabled us to benefit from Cytyc’s strengths in the fields of obstetrics, gynecology, radiation oncology and minimally invasive surgery. Our acquisition of Third Wave has enabled us to further expand our offerings into the clinical molecular diagnostics market utilizing Third Wave’s Invader chemistry and its human papillomavirus (“HPV”) tests recently approved by the FDA in March 2009.

Our breast health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, computer-aided detection (“CAD”), breast biopsy guidance systems, minimally invasive breast biopsy and tissue extraction devices and breast brachytherapy products. Our new Dimensions 2D digital mammography system received CE mark approval in Europe in fiscal 2008, and we received FDA approval for the system in December 2008. Our 3D configuration received CE mark approval in Europe in fiscal 2008, and we are currently in the process of seeking FDA approval. However, the timing of such approval, if at all, is uncertain.

Our diagnostics products include the ThinPrep System (“ThinPrep”), which is primarily used in cytology applications, such as cervical cancer screening, and the FullTerm Fetal Fibronectin Test (“FullTerm”), which offers clinical and cost benefits for the assessment of the risk of pre-term birth. Through our recent acquisition of Third Wave, we have added In Vitro Diagnostic (“IVD”) tests using Third Wave’s Invader technology, allowing researchers and clinical laboratories to create assays to perform inherited disorders testing and testing for other mutations associated with genetic predispositions and other diseases such as Cystic Fibrosis. We received FDA approval for both of our Cervista HPV High Risk (“HR”) and Cervista HPV 16/18 tests in March 2009.

Our GYN surgical products include the NovaSure Impedance Controlled RF Ablation System (“NovaSure System”), which enables physicians to treat women suffering from excessive menstrual bleeding in a minimally invasive manner in order to eliminate or reduce their bleeding, and the Adiana Permanent Contraception system, which is a form of permanent female contraception intended as an alternative to tubal ligation. The Adiana Permanent Contraception system received CE mark approval in Europe in the second quarter of fiscal 2009, and we received FDA approval in July 2009, the beginning of our fiscal fourth quarter of 2009.

Our skeletal health products include dual-energy X-ray bone densitometry systems, an ultrasound-based osteoporosis assessment product, our Fluoroscan mini C-arm imaging products and our Esaote line of extremity Magnetic Resonance Imaging (“MRI”) systems, which are manufactured by an original equipment manufacturer.

We were incorporated in Massachusetts in October 1985 and reincorporated in Delaware in March 1990. Unless the context otherwise requires, references to us, we, Hologic or our company refer to Hologic, Inc. and each of its consolidated subsidiaries.

Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the U.S. and other countries include, but are not limited to, the following: Adeza, Adiana, AEG, ATEC, BioLucent, Celero, Cervista, Cytyc, Dimensions, Eviva, Fluoroscan, FullTerm, Gestiva, Invader, MammoSite, MultiCare, NovaSure, R2, Selenia, Suros, ThinPrep, and Third Wave.

RECENT ECONOMIC DEVELOPMENTS

Market acceptance of our medical products in the U.S. and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient demand for our products and procedures and the reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors. We believe that the current uncertainty surrounding the U.S. and world economies and financial markets has resulted in the purchasers of medical equipment decreasing their medical capital equipment purchasing and procurement activities. Additionally, constrictions in world credit markets have and may continue to result in our customers having increased difficulty securing the financing necessary to purchase our products, which may result in lower sales. Widespread economic uncertainty also has and may continue to result in cost-conscious consumers focusing on acute care rather than wellness, which could result in reduced demand for our products and procedures. Furthermore, governments around the world facing tightening budgets could move to further reduce the reimbursement rates offered by government sponsored healthcare programs. As a result, we believe the current economic conditions have adversely affected our business and prospects.

During the first quarter of fiscal 2009, the value of the U.S. dollar strengthened against the value of many foreign currencies and remained at this strengthened position throughout our second quarter of fiscal 2009. However, in our fiscal third quarter, the dollar weakened slightly. A majority of our sales to international dealers are denominated in U.S. dollars. The ongoing fluctuations of the value of the U.S. dollar may cause our products to be less competitive in international markets and may impact sales and margins over time. In addition, we have international sales, principally in our Diagnostics segment, that are denominated in foreign currencies. The value of these sales is also impacted by fluctuations in the value of the U.S. dollar. Given the uncertainty in the worldwide financial markets, foreign currency fluctuations may be significant in the future, and if the U.S. dollar strengthens, we may experience a material adverse effect on our international sales and margins.

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

Goodwill

During the first quarter of fiscal 2009, based upon a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of our market capitalization significantly below the book value of our net assets, we concluded that potential goodwill impairment indicators existed as of December 27, 2008. As a result, we performed an interim goodwill impairment analysis as of December 27, 2008 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Step 1 of the impairment analysis under SFAS 142 indicated that the carrying value of the net assets of certain reporting units, acquired in connection with the Cytyc acquisition, exceeded the estimated fair value of those reporting units. As a result, we were required to perform Step 2 of the goodwill impairment test to determine the amount, if any, of goodwill impairment charges for each of the applicable reporting units. The Step 2 analysis under SFAS 142 required us to perform a hypothetical purchase price allocation for each of these reporting units to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill by reporting unit. Due to the complexities and time involved in preparing the Step 1 analysis, we had not commenced the Step 2 analysis as of February 5, 2009, the date we filed our Form 10-Q for the quarter ended December 27, 2008. As a result of the fact that we had not commenced the Step 2 analysis and the complexity of the analysis required to complete the Step 2 analysis, we were unable to determine that an impairment loss, in accordance with SFAS No. 5, Accounting for Contingencies, was both probable and reasonably estimable at December 27, 2008. We completed the Step 2 analysis during our second quarter of fiscal 2009, which resulted in an aggregate goodwill impairment charge of $2.34 billion. This impairment charge is comprised of $1.17 billion for GYN Surgical, $908.3 million for Diagnostics, and $265.9 million for Breast Health related to our MammoSite reporting unit acquired from Cytyc. We believe that our procedures and related assumptions for estimating the reporting units’ fair value are reasonable and consistent with the market conditions that existed at the time of the impairment test. Refer to Note 17 – Goodwill and Intangible Assets contained in Item 1 of this Quarterly Report on Form 10-Q for more information.

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

Valuation of Acquired In-Process Research and Development – Third Wave Acquisition

As part of the preliminary purchase price allocation for our acquisition of Third Wave, approximately $195.2 million of the purchase price was allocated to acquired in-process research and development projects. The amount allocated to acquired in-process research and development represented programs for which some research and development had been completed, but technological feasibility had not been determined or FDA approval was pending. The amount allocated to acquired in-process research and development related to the Third Wave acquisition represented the estimated fair value based on risk-adjusted cash flows related to these projects using a discount rate of 20%. The primary basis for determining the technological feasibility of these projects was obtaining regulatory approval to market the underlying products. The fair value attributable to these in-process projects was expensed at the time of the acquisition. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the transaction as a whole.

The most significant acquired in-process technology related to the HPV Cervista HR screening, for which we estimated a value of approximately $151.2 million. At the time of, and subsequent to the acquisition, we sold HPV reagents that detect certain high risk HPV types as Analyte Specific Reagents (“ASRs”). In 2006, Third Wave began clinical trials for pre-market approval (“PMA”) submissions to the FDA for Cervista HR. Third Wave submitted the PMAs in April 2008 and received FDA approval in the second quarter of fiscal 2009. Subsequent to receiving FDA approval, we expect to transition to only selling HPV IVD in the future. The HPV in-process research and development related only to the HPV IVDs and the HPV ASRs were valued as developed technology.

The estimated cost to complete Third Wave’s other remaining in-process research and development projects as of June 27, 2009 in the aggregate was $4.8 million.

Valuation of Acquired In-Process Research and Development – Cytyc Merger

As part of the purchase price allocation for our business combination with Cytyc, we allocated approximately $370.0 million of the purchase price to acquired in-process research and development projects. The amount allocated to acquired in-process research and development represented the estimated fair value based on risk-adjusted cash flows related to in-process projects that had not yet reached technological feasibility and had no alternative future uses as of the date of the merger. The primary basis for determining the technological feasibility of these projects was obtaining regulatory approval to market the underlying products. The fair value attributable to these in-process projects was expensed at the time of the business combination. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the transaction as a whole.

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

The most significant acquired in-process technology relates to the Adiana Permanent Contraception system for which we estimated a value of approximately $220.0 million. The system is an incisionless trans-cervical permanent sterilization device intended to be performed as an office-based procedure. It consists of three different parts: a disposable applicator, an implantable polymer matrix and a radio frequency controller. In January 2008, the FDA requested an additional year of clinical trial data for the product, which we completed, and on March 3, 2009, we received an approvable letter from the FDA, which was subject to inspection of our manufacturing facility. We received FDA approval on July 6, 2009

On January 16, 2008, we entered into a definitive agreement to sell our rights to Gestiva, a drug being developed to be used in the prevention of preterm birth in pregnant women with a history of spontaneous preterm birth, to K-V Pharmaceutical Company. A portion of the purchase price is to be paid upon final approval by the FDA of a Gestiva New Drug Application (“NDA”) on or before February 19, 2010 and the production of a quantity of Gestiva suitable to enable the commercial launch of the product. The total purchase price to be paid to us as a result of the transaction is $82.0 million in cash, of which $9.5 million was paid in fiscal 2008 and the balance is due upon the satisfaction of the above conditions. We have agreed to continue our efforts to obtain FDA approval of the NDA for Gestiva as part of this arrangement, for which we will be reimbursed by K-V Pharmaceutical. All costs incurred in these efforts will be reimbursed by K-V Pharmaceutical and are being recorded as a credit against research and development expenses. We have recorded the $9.5 million as a deferred gain within current liabilities of our Consolidated Balance Sheet. The gain will be recognized upon final FDA approval of the Gestiva NDA. We had allocated $53.4 million to acquired in-process research for this product as part of the initial purchase price allocation. We cannot assure that we will be able to obtain the requisite FDA approval, that the transaction will be completed or that we will receive the balance of the purchase price. Moreover, if K-V Pharmaceutical terminates the agreement as a result of our breach of a material representation, warranty, covenant or agreement, we will be required to return the funds previously received by us as well as expenses reimbursed to us by K-V.

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

The other in-process research and development projects we acquired in our business combination with Cytyc were at different stages of development, ranging from the early stages of development to Phase IIb prototype building, ongoing clinical trials and submission to the FDA of PMA and drug applications. FDA approval or clearance had not been granted for any of the products classified as in-process research and development, nor had Cytyc received any foreign approvals or clearances for any of these products. Products classified as in-process research and development require various levels of in-house and external testing, clinical trials and approvals from the FDA before these future products can be marketed. The estimated cash requirement in the aggregate to complete these remaining products is expected to be approximately $3.9 million.

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

RESULTS OF OPERATIONS

Our results of operations include the operating activities of the former Cytyc’s business from the date of our business combination with Cytyc on October 22, 2007. As such, our first quarter of fiscal 2008 only includes ten weeks of Cytyc’s operations. Our results of operations include the operating activities of Third Wave’s business from the date of our business combination with Third Wave on July 24, 2008. As such, our third quarter of fiscal 2008 and nine months ended June 28, 2008 do not reflect any results related to Third Wave.

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

In addition, we began reporting two new operating segments in fiscal 2008: Diagnostics and GYN Surgical. Diagnostics includes the ThinPrep Products and the FullTerm Fetal Fibronectin test, acquired as part of Cytyc’s purchase of Adeza in March 2007, and GYN Surgical includes the NovaSure system and the Adiana Permanent Contraception system, which received FDA approval on July 6, 2009. The MammoSite Radiation Therapy system, previously part of Cytyc’s surgical reporting segment, which is a single-use device for the treatment of early-stage breast cancer, is now part of our Breast Health segment. Third Wave, which was acquired in July of 2008, is being reported as part of our Diagnostics segment.

We now report our business as four segments; Breast Health, Diagnostics, GYN Surgical and Skeletal Health. Prior periods have been restated to conform to this presentation.

All dollar amounts in tables are presented in thousands.

Product Sales.

	Three Months Ended						Nine Months Ended
	June 27, 2009		June 28, 2008		Change		June 27, 2009		June 28, 2008		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Breast Health	$129,574	32%	$184,824	43%	$(55,250)	(30)%	$426,706	35%	$547,749	44%	$(121,043)	(22)%
Diagnostics	138,755	34%	123,746	29%	15,009	12%	406,315	33%	343,807	28%	62,508	18%
GYN Surgical	65,433	16%	55,864	13%	9,569	17%	196,345	16%	160,115	13%	36,230	23%
Skeletal Health	15,652	4%	19,570	4%	(3,918)	(20)%	52,043	4%	56,759	5%	(4,716)	(8)%

	$349,414	87%	$384,004	89%	$(34,590)	(9)%	$1,081,409	88%	$1,108,430	90%	$(27,021)	(2)%

In the current three month period our product sales decreased 9% compared to the corresponding period in the prior year, primarily due to a $55.3 million decrease in revenues from our Breast Health products and to a lesser extent a $3.9 million decrease in revenues from our Skeletal Health products, partially offset by an increase of $15.0 million in our Diagnostics segment primarily due to the addition of Third Wave revenues in the current year and an increase in revenues in our GYN Surgical products of approximately $9.6 million. We acquired Third Wave in July 2008.

In the current nine month period, our product sales decreased 2% compared to the corresponding period in the prior year, primarily due a $121.0 million decrease in revenues from our Breast Health products and to a lesser extent a $4.7 million decrease in revenues from our Skeletal Health products, offset by the additional revenues from Cytyc’s Diagnostics and GYN Surgical segments of $35.0 million and $36.2 million, respectively, primarily due to the full inclusion of these segments in fiscal 2009 versus the inclusion of only 10 weeks (date of acquisition through quarter-end) of operating results for the first quarter of fiscal 2008. We acquired Cytyc on October 22, 2007. We also generated additional revenues from Third Wave in our Diagnostics segment of approximately $27.5 million.

Breast Health product sales decreased 30% in the current three month period compared to the corresponding period in the prior year, primarily due to a $46.2 million decrease in digital mammography systems sales largely related to a reduction in the number of Selenia full field mammography systems and related components, including R2 CAD software, sold domestically, and to a lesser extent, internationally. In addition, we have seen a slight deterioration of average selling prices, both domestically and internationally, driven by the current economic environment for capital purchases and less expensive configurations of the units being sold. Also contributing to lower product sales was a $3.9 million decrease in multicare stereotactic table sales caused primarily to a decrease in the number of systems sold worldwide. These decreases were partially offset by a $5.3 million increase in revenues from our Suros breast biopsy products.

For the current nine month period, Breast Health product sales decreased 22% compared to the corresponding period in the prior year, primarily due to a $101.5 million decrease in digital mammography systems sales caused primarily by a reduction in the number of Selenia full field mammography systems and related components, including R2 CAD software, sold domestically, and to a lesser extent, internationally. In addition, we have seen a slight deterioration of average selling prices, both domestically and internationally, driven by the current economic environment for capital purchases and less expensive configurations of the units being sold. Also contributing to the decrease was a $12.0 million decrease in multicare stereotactic table sales primarily attributable to a decrease in the number of systems sold worldwide. These decreases were partially offset by a $16.2 million increase in revenues from our Suros breast biopsy products.

We attribute the decrease in digital mammography system sales primarily to cost pressures faced by hospitals due to the worldwide economic instability, which has resulted in longer sales processes and delays and reductions in capital equipment purchases domestically and to a lesser extent, internationally. We believe the decrease in multicare stereotactic tables is also primarily the result of economic conditions due to delays of capital equipment purchases. The increase in Suros breast biopsy product sales is primarily attributable to an increase in the number of ATEC and Celero biopsy devices sold domestically and internationally as well as the introduction of our new Eviva stereotactic biopsy disposable product.

        Diagnostics product sales, which include ThinPrep, FullTerm and Third Wave, increased 12% and 18% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. These increases are primarily due to the addition of Third Wave revenues of approximately $10.3 million and $27.5 million, in the three and nine month periods, respectively. The increase in the nine month period is also due to the inclusion of Cytyc’s results for the full first quarter in the current year compared to 10 of the 13 weeks in the prior year first quarter. While we recently received FDA approval of Cervista, the revenue contribution has been modest, and we expect only slightly higher revenues in the fourth quarter of fiscal 2009.

GYN Surgical product sales, which include our NovaSure products and Adiana Permanent Contraception system, which we received FDA approval on July 6, 2009, increased 17% and 23% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. These increases are primarily due to a significant increase in the number of NovaSure systems sold. The increase in the nine month period is primarily due to the inclusion of Cytyc results for the full first quarter in the current year as compared to 10 of the 13 weeks in the prior year first quarter. Regarding Adiana, we have only sold it selectively in international markets and have generated minimal revenues as a result, and since we just received FDA approval we expect revenues in the fourth quarter of fiscal 2009 to be modest.

Skeletal Health product sales decreased 20% in the current three month period compared to the corresponding period in the prior year, primarily due to a $3.1 million decrease in osteoporosis assessment product sales caused primarily by a decrease in the number of bone densitometry systems sold worldwide. This product line continues to face a difficult capital equipment environment in the U.S. and the ongoing effects of the reduction in reimbursement for osteoporosis assessment exams in the U.S. For the current nine month period, Skeletal Health product sales decreased 8% compared to the corresponding period in the prior year, primarily due to a $4.2 million decrease in osteoporosis assessment product sales and a $1.3 million decrease in extremity MRI sales, partially offset by $0.8 million increase in mini C-arm sales. The decrease in osteoporosis assessment sales was primarily due to a decrease in the number of bone densitometry systems sold internationally, partially offset by an increase in the number of systems sold domestically. The decrease in extremity MRI sales was due to a decrease in the number of systems sold. The increase in mini C-arm sales was primarily due to an increase in the number of units sold worldwide.

In the first nine months of fiscal 2009, approximately 79% of product sales were generated in the U.S., 12% in Europe, 4% in Asia, and 5% in other international markets. In the first nine months of fiscal 2008, approximately 80% of product sales were generated in the U.S., 12% in Europe, 4% in Asia, and 4% in other international markets.

Service and Other Revenues.

	Three Months Ended						Nine Months Ended
	June 27, 2009		June 28, 2008		Change		June 27, 2009		June 28, 2008		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$53,706	13%	$45,488	11%	$8,218	18%	$152,958	12%	$123,556	10%	$29,402	24%

Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 18% and 24% in the current three and nine month periods, respectively, compared to the corresponding periods of the prior year. The increase in service and other revenues in the three and nine month periods was primarily due to an increase in our Breast Health segment, principally from an increase in service contract revenues related to an increase in the installed base of our full field digital mammography systems and detectors.

Cost of Product Sales.

	Three Months Ended						Nine Months Ended
	June 27, 2009		June 28, 2008		Change		June 27, 2009		June 28, 2008		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Sales	$114,232	33%	$121,649	32%	$(7,417)	(6)%	$352,040	33%	$397,030	36%	$(44,990)	(11)%

The cost of product sales decreased 6% in the current three month period and 11% in the current nine month period compared to the corresponding periods in the prior year. The decrease in the current three month period compared to the corresponding period in the prior year is primarily due to the decrease in our digital mammography system product sales discussed above, partially offset by the inclusion of Third Wave in the fiscal 2009 results. The decrease in the current nine month period compared to the corresponding period in the prior year is primarily due to $42.4 million of costs included in the prior year related to sales of acquired Cytyc inventory that was written up to fair value for purchase accounting purposes and lower digital mammography system product sales. Also contributing to the decrease is an MRI inventory impairment charge and related purchase obligations recorded in the first nine months of 2008 of $4.0 million. The decreases in cost of product sales for the nine month period were partially offset by increased expenses associated with the inclusion of Cytyc product costs for the full first quarter in the current year as compared to 10 of the 13 weeks in the prior year quarter, increased NovaSure product sales and Third Wave related activity. Included in the Third Wave cost of product sales in the current three and nine month periods is approximately $0.3 million and $1.1 million of additional costs related to sales of acquired Third Wave inventory that was written up to fair value for purchase accounting purposes as of the date of acquisition.

During the fourth quarter of fiscal 2008, we determined that certain amounts previously classified as a component of “Cost of Service and Other Revenues” should be reclassified to “Cost of Product Sales”. We determined that the reclassification was not material to our consolidated financial statements and corrected the classification in the fourth quarter of fiscal 2008. These amounts totaled approximately $13.3 million and $34.9 million for the three and nine months ended June 28, 2008, respectively, and have been reclassified to “Cost of Product Sales” to conform with the current period presentation. Additionally, royalty expense previously recorded within “Cost of Service and Other Revenues” totaling $0.4 million and $1.2 million for the three and nine months ended June 28, 2008, respectively, has been reclassified to “Cost of Product Sales” to conform with the current period presentation.

The cost of product sales as a percentage of product revenue in the third quarter and the first nine months of fiscal 2009 was 33% for both periods as compared to 32% and 36%, respectively, in the corresponding periods in the prior year. These costs as a percentage of product sales increased in the third quarter of fiscal 2009 compared to the corresponding period in the prior year primarily due to unfavorable overhead absorption in Breast Health. These costs as a percentage of product sales decreased in the first nine months of fiscal 2009 primarily due to the $46.4 million of charges that were included in product cost of sales in the first nine months of 2008 discussed above. These costs as a percentage of product sales also decreased due to the increase in sales of the Diagnostics and GYN Surgical products, which have lower product costs as a percentage of the related product revenues compared to the mammography products in our Breast Health segment, which declined in the current periods.

Cost of Product Sales – Amortization of Intangible Assets.

	Three Months Ended						Nine Months Ended
	June 27, 2009		June 28, 2008		Change		June 27, 2009		June 28, 2008		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Sales – Amortization of Intangible Assets	$40,773	12%	$24,574	6%	$16,199	66%	$116,279	11%	$69,649	6%	$46,630	67%

Cost of product sales – amortization of intangible assets substantially relates to acquired developed technology and know-how resulting from our acquisitions. These intangible assets are generally being amortized over their estimated useful lives of between 8.5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The $16.2 million and $46.6 million increases in these costs in the current three and nine month periods compared with the corresponding periods in the prior year primarily relate to $16.0 million and $46.5 million, respectively, in additional Cytyc and Third Wave-related amortization.

Cost of Product Sales – Impairment of Intangible Assets.

	Three Months Ended						Nine Months Ended
	June 27, 2009		June 28, 2008		Change		June 27, 2009		June 28, 2008		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Sales – Impairment of Intangible Assets	$—	—%	$—	—%	$—	—%	$4,065	0%	$—	—%	$4,065	100%

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

Cost of Service and Other Revenues.

	Three Months Ended						Nine Months Ended
	June 27, 2009		June 28, 2008		Change		June 27, 2009		June 28, 2008		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$36,970	69%	$38,506	85%	$(1,536)	(4)%	$111,305	73%	$113,071	92%	$(1,766)	(2)%

Cost of service and other revenues decreased in the current three month period primarily due to a decrease in service costs related to our Diagnostics products partially offset by an increase of these costs for our Breast Health products. The cost of service and other revenues as a percentage of service and other revenues in the current quarter and nine months of fiscal 2009 decreased to 69% and 85%, respectively, from 73% and 92%, respectively, in the prior year due in part to the improved absorption of fixed service costs and the continued growth of service contract revenue, primarily in the Breast Health segment.

Please see “Cost of Product Sales” above for discussion of the reclassification between “cost of product sales” and “cost of service and other revenues” during fiscal 2008.

Operating Expenses.

	Three Months Ended						Nine Months Ended
	June 27, 2009		June 28, 2008		Change		June 27, 2009		June 28, 2008		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and Development	$23,407	6%	$20,966	5%	$2,441	12%	$71,628	6%	$60,477	5%	$11,151	18%
Selling and Marketing	58,928	15%	68,483	16%	(9,555)	(14)%	182,402	15%	193,731	16%	(11,329)	(6)%
General and Administrative	37,039	9%	35,043	8%	1,996	6%	110,654	9%	109,111	9%	1,543	1%
Amortization of Acquired Intangible Assets	13,025	3%	6,267	1%	6,758	108%	38,356	3%	18,685	1%	19,671	105%
Impairment of Goodwill	—	—%	—	—%	—	—%	2,340,023	189%	—	—%	2,340,023	100%
Impairment of Acquired Intangible Assets	—	—%	—	—%	—	—%	—	—%	2,900	—%	(2,900)	(100)%
Charge for Acquired In-Process Research and Development	—	—%	—	—%	—	—%	—	—%	370,000	30%	(370,000)	(100)%

Restructuring Charge	—	—%	6,383	2%	(6,383)	(100)%	—	—%	6,383	1%	(6,383)	(100)%

	$132,399	33%	$137,142	32%	$(4,743)	(3)%	$2,743,063	222%	$761,287	62%	$1,981,776	260%

Research and Development Expenses. Research and development expenses increased 12% and 18%, respectively, in the current three and nine month periods as compared to the corresponding periods in the prior year. These increases were primarily due to the inclusion of $5.0 million and $15.6 million, respectively, of expenses in the current three and nine month periods of the current year associated with Third Wave-related activity during fiscal 2009, as well as the inclusion of Cytyc-related activity for the full 13 week period in the first quarter of the current year compared to 10 of the 13 weeks in the prior year first quarter. In addition, there was an increase in expenses related to the anticipated launch of Adiana and clinical spending for a number of projects. These increases were partially offset by a decrease in related headcount, bonus and other discretionary areas resulting from a number of cost reduction initiatives implemented in the first half of 2009. The first nine months of fiscal 2008 also included a $1.8 million charge related to a change in control payment associated with the Cytyc business combination.

Selling and Marketing Expenses. Selling and marketing expenses decreased 14% and 6%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year. These decreases were primarily due to lower commission related expenses resulting from lower revenues and cost reductions resulting from our cost reduction initiatives implemented in the first half of 2009. These decreases were partially offset by approximately $2.2 million and $7.1 million of Third Wave related activity in the three and nine month periods, respectively. Also offsetting these decreases in the nine month period as compared to the prior year is the inclusion of a full 13 week period in the first quarter of Cytyc-related activity in the current year as compared to 10 of the 13 weeks in the prior year first quarter.

General and Administrative Expenses. General and administrative expenses increased slightly in the current three and nine month periods compared to the corresponding periods in the prior year. The increase in the current three month period compared to the prior year is primarily due to $3.3 million related to Third Wave partially offset by a decrease in headcount and related compensation and bonus and other expenses as a result of our cost reduction initiatives implemented in the first half of 2009. The increase in general, and administrative expenses for the current nine month period compared to the corresponding period in the prior year is primarily due to the inclusion of Third Wave related expenses of $9.2 million offset by a reduction in compensation and bonus expenses and our cost reduction initiatives implemented in the first half of 2009. Also contributing to the increase in the nine month period as compared to the prior year is the inclusion of a full 13 week period in the quarter of Cytyc-related activity in the current year compared to 10 of the 13 weeks in the prior year first quarter.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets results from customer relationships and trade names related to our acquisitions. These intangible assets are being amortized over their estimated useful lives of between 8.5 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increases in these costs primarily relate to additional Cytyc-related amortization based on the pattern of economic use and Third Wave-related amortization.

Impairment of Goodwill. Based upon a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of our market capitalization significantly below the book value of our net assets, we concluded that potential goodwill impairment indicators existed as of December 27, 2008. As a result, we performed an interim goodwill impairment analysis as of December 27, 2008 in accordance with SFAS 142. Step 1 of the impairment analysis indicated that the carrying value of the net assets of certain of our reporting units, acquired in connection with the Cytyc acquisition, exceeded the estimated fair value of those reporting units. As a result, we were required to complete Step 2 of the impairment analysis to determine the amount, if any, of goodwill impairment charges. We completed Step 2 of this analysis during the second quarter of fiscal 2009 and recorded a goodwill impairment charge of $2.34 billion, which is included in the nine month period ended June 27, 2009. Refer to Note 17 – Goodwill and Intangible Assets contained in Item 1 of this Quarterly Report on Form 10-Q for more information.

Impairment of Acquired Intangible Assets. Subsequent to the Cytyc business combination, we discontinued the development of Cytyc’s Helica Thermal Coagulator System product, used for the treatment of endometriosis. We will not realize any future cash flows from this product. Our intangible asset valuation for Cytyc included approximately $2.9 million related to customer relationships for Helica. As a result of the Helica product discontinuation, we recorded an impairment charge of $2.9 million during the first nine months of fiscal 2008.

Acquired In-Process Research and Development Expenses. The $370.0 million charge for in-process research and development during first nine months of fiscal 2008 was incurred in connection with our business combination with Cytyc as described in further detail above under “Valuation of Acquired In-Process Research and Development – Cytyc Merger”.

Restructuring Charge. During the third quarter of fiscal 2008, we recorded $6.4 million in compensation charges, including $1.9 million in stock-based compensation, related to the resignation of our former Executive Chairman, which was effective May 20, 2008.

Interest Income.

	Three Months Ended				Nine Months Ended
	June 27, 2009	June 28, 2008	Change		June 27, 2009	June 28, 2008	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$206	$604	$(398)	(66)%	$999	$3,729	$(2,730)	(73)%

Interest income decreased 66% and 73%, respectively, in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a decline in interest rates.

Interest Expense.

	Three Months Ended				Nine Months Ended
	June 27, 2009	June 28, 2008	Change		June 27, 2009	June 28, 2008	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(17,552)	$(14,103)	$(3,449)	24%	$(53,057)	$(65,102)	$12,045	(19)%

Interest expense consists primarily of the interest costs and the related amortization of deferred financing costs for both the senior secured credit agreement entered into on October 22, 2007 in connection with the Cytyc business combination and amended on July 17, 2008 in connection with the Third Wave acquisition and our 2.0% Convertible Note Offering that was entered into in December 2007 and used to pay down a portion of the term loans, which had higher interest rates. The increase in interest expense in the current three month period compared to the corresponding period in the prior year is due to a higher term loan balance in the current quarter. The decrease in interest expense in the current nine month period compared to the corresponding period in the prior year is caused in part by reduced term loan balances as we pay them down quarterly and lower interest rates on those balances. Additionally, we had the benefit of the lower interest rates from our Convertible Note Offering completed in December 2007 for the full first nine months in fiscal 2009 as compared to approximately six months of fiscal 2008.

Other Income (Expense), net.

	Three Months Ended				Nine Months Ended
	June 27, 2009	June 28, 2008	Change		June 27, 2009	June 28, 2008	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income (Expense), net	$(730)	$788	$(1,518)	(193)%	$(4,485)	$615	$(5,100)	(829)%

In the current three month period, other income (expense) primarily includes a write-off of a cost-method investment of $1.9 million due to an other-than-temporary impairment charge offset by an increase of $1.2 million in the cash surrender value of life insurance contracts related to our Supplemental Executive Retirement Plan (“SERP”). In the current nine month period, other income (expense) primarily includes other-than-temporary impairment charges of cost-method investments of $2.2 million, foreign currency transaction losses of approximately $2.0 million, and a $0.4 million decrease in the cash surrender value of life insurance contracts related to our SERP. In the three and nine month ended June 28, 2008, these balances were primarily related to foreign currency transaction gains of $0.6 million and $0.5 million, respectively. To the extent that foreign currency exchange rates fluctuate in the future, we may be exposed to continued financial risk. Although we have established certain debt agreements denominated in the foreign currency, the Euro, in which certain of our subsidiaries currently conduct business as well as other measures to reduce this risk, we cannot assure that we will be successful or can fully manage our outstanding exposure.

Provision for Income Taxes.

	Three Months Ended				Nine Months Ended
	June 27, 2009	June 28, 2008	Change		June 27, 2009	June 28, 2008	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$19,670	$33,531	$(13,861)	(41)%	$62,249	$71,435	$(9,186)	(13)%

Our effective tax rates were 32.4% and (2.9)% of pre-tax income (loss) for the three and nine months ended June 27, 2009. Our effective tax rate in the current three month period is lower than the statutory rate primarily due to a $2.3 million benefit related to a clarification in Massachusetts tax law on apportionment for affiliates of manufacturing companies. Our effective tax rate for the current nine month period was significantly impacted by the $2.34 billion goodwill impairment charge recorded in the second quarter of fiscal 2009, substantially all of which is not deductible for tax purposes. Our effective tax rates were 35.3% and (42.1)% for the three and nine months ended June 28, 2008. The reduction of the effective tax rate for the nine month period compared to the three month period ended June 28, 2008 was due to the in-process research and development charge we incurred in connection with our business combination with Cytyc. This charge is not deductible for tax purposes.

Segment Results of Operations

We report our business as four segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements included in our 2008 Annual Report on Form 10-K. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales for each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Breast Health.

	Three Months Ended				Nine Months Ended
	June 27, 2009	June 28, 2008	Change		June 27, 2009	June 28, 2008	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$174,892	$219,498	$(44,606)	(20)%	$554,084	$639,808	$(85,724)	(13)%

Operating Income (Loss)	$32,640	$56,421	$(23,781)	(42)%	$(152,262)	$157,375	$(309,637)	(197)%

Operating Income (Loss) as % of Segment Revenue	19%	26%			(27)%	25%

Breast Health revenues for the current three and nine month periods decreased as compared to the corresponding periods in the prior year primarily due to the $55.3 million and $121.0 million decreases, respectively, in Breast Health product sales discussed above, partially offset by increases of $10.6 million and $35.3 million, respectively, in service revenues that were primarily related to additional service contracts for the increased number of Selenia systems in our installed base.

Operating income for this business segment decreased in the current three month period compared to the corresponding period in the prior year primarily due to the reduction in revenues as discussed above and lower gross margins partially offset by a reduction of operating expenses under our cost reduction initiatives implemented in the first half of 2009. Operating income decreased in the current nine month period compared to the corresponding period in the prior year primarily due to a $265.9 million goodwill impairment charge recorded in the second quarter related to our MammoSite reporting unit in addition to the reasons noted for the decline in the current three month period. Our gross margins in this business segment were 45% and 47% for the current three and nine month periods, respectively, compared to 52% and 51%, respectively, in the three and nine month periods in the prior year. The decrease in our gross margins in the current three and nine month periods was primarily caused by lower absorption of manufacturing costs due to lower volumes and higher amortization expense of intangible assets. This segment incurred charges of $3.3 million related to sales of acquired MammoSite inventory that was written up to fair value for purchase accounting purposes in the nine months ended June 28, 2008.

Diagnostics.

	Three Months Ended				Nine Months Ended
	June 27, 2009	June 28, 2008	Change		June 27, 2009	June 28, 2008	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$139,530	$126,564	$12,966	10%	$409,189	$351,311	$57,878	16%

Operating Income (Loss)	$27,303	$35,824	$(8,521)	(24)%	$(836,176)	$(9,336)	$(826,840)	8,856%

Operating Income (Loss) as % of Segment Revenue	20%	28%			(204)%	(3)%

Diagnostics revenues for the current three and nine month periods increased primarily due to the $15.0 million and $62.5 million increases, respectively in product sales discussed above.

Operating income for this business segment decreased in the current three month period compared to the corresponding period in the prior year primarily due to the inclusion of Third Wave operating expenses in the current quarter and higher amortization expense partially offset by the implementation of our cost reduction initiatives implemented in the first half of fiscal 2009. The operating loss in this segment in the current nine month period included a $908.3 million goodwill impairment charge recorded in the second quarter and the increase in intangible amortization discussed above. Partially offsetting these charges were reduced operating expenses resulting from our cost reduction initiatives. The operating loss for the nine months ended June 28, 2008 included an $85.2 million charge for in-process research and development as a result of the Cytyc business combination and a $3.6 million restructuring charge in the third quarter related to the resignation of our former Executive Chairman in May 2008. Our gross margins in this business segment were 56% and 55% in the current three and nine month periods, respectively, as compared to 62% and 55%, respectively, in the comparable periods in the prior year. Gross margins in both periods were reduced due to amortization of acquired intangible assets, which totaled $22.5 million and $67.6 million in the current three and nine month periods, respectively, and $14.0 million and $25.8 million, respectively, in the three and nine months periods in the prior year. Gross margins were also reduced in the three and nine month periods of fiscal 2009 by charges for the write-up to fair value of inventory sold during those periods for Third Wave totaling $0.3 million and $1.1 million, respectively. In addition, gross margin was negatively impacted by the write-off of intangible assets of $4.1 million in the current nine month period. Gross margin in the nine month period in fiscal 2008 was reduced by charges for the write-up to fair value of inventory sold during that period for Cytyc totaling $26.6 million.

GYN Surgical.

	Three Months Ended				Nine Months Ended
	June 27, 2009	June 28, 2008	Change		June 27, 2009	June 28, 2008	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$65,840	$56,310	$9,530	17%	$197,594	$161,417	$36,177	22%

Operating Income (Loss)	$15,968	$12,220	$3,747	31%	$(1,114,746)	$(259,680)	$(855,066)	329%

Operating Income (Loss) as % of Segment Revenue	24%	22%			(564)%	(161)%

GYN Surgical revenues for the current three and nine month periods increased primarily due to the $9.6 million and $36.2 million increases, respectively, in product sales discussed above.

Operating income for this business segment increased in the current three month period compared to the corresponding period in the prior year primarily due to an increase in revenues and lower operating expenses as a result of our cost reduction initiatives implemented in the first half of fiscal 2009 partially offset by higher amortization expense. The operating loss in the current nine month period is primarily the result of a $1.17 billion goodwill impairment charge recorded in the second quarter. Partially offsetting this charge was the increase in revenue discussed above as well as a decrease in operating expense as a result of cost reduction initiatives implemented in the first half of fiscal 2009. The operating loss for the nine months ended June 28, 2008 included a $284.8 million charge for in-process research and development as a result of the Cytyc business combination, a $2.9 million impairment charge for the Helica Thermal Coagulator System intangibles and a $2.4 million restructuring charge in the third quarter related to the resignation of our former Executive Chairman in May 2008. Our gross margin in this business segment decreased to 67% in the third quarter from 74% in the corresponding period of fiscal 2008 and increased to 68% for the current nine months as compared to 66% for the corresponding period in the prior year. Gross margins were reduced in both years by amortization of acquired intangible assets which totaled $9.6 million and $28.7 million in the current three and nine month periods, respectively, compared to $5.5 million and $15.4 million in the corresponding periods of the prior year. The increase in gross margin for the current nine month period is primarily due to a $12.4 million charge for the write-up to fair value of Cytyc inventory that was sold during the first quarter in the prior year.

Skeletal Health.

	Three Months Ended				Nine Months Ended
	June 27, 2009	June 28, 2008	Change		June 27, 2009	June 28, 2008		Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$22,858	$27,120	$(4,262)	(16)%	$73,500	$79,450	$(5,950)	(7)%

Operating Income	$2,835	$3,156	$(321)	(10)%	$10,799	$2,590	$8,209	317%

Operating Income as % of Segment Revenue	12%	12%			15%	3%

Skeletal Health revenues decreased in the three and nine months ended June 27, 2009 compared to the corresponding periods in the prior year primarily due to the $3.9 million and $4.7 million decreases in product sales discussed above. Our gross margins in this business segment were 39% and 41% in the current three and nine month periods compared to 41% and 34%, respectively, in the corresponding periods in the prior fiscal year. Operating income and gross margin for the Skeletal Health segment decreased during the current three month period primarily due to lower revenues as discussed above and unfavorable overhead absorption partially offset by reduced operating expenses, primarily resulting from cost reduction initiatives implemented in the first half of 2009. The operating income and gross margin in the nine month periods of fiscal 2008 for this segment included a $4.0 million charge associated with MRI inventory and purchase obligations.

Liquidity and Capital Resources

At June 27, 2009, we had $497.7 million of working capital and our unrestricted cash and cash equivalents totaled $243.7 million. Our unrestricted cash and cash equivalents balance increased by $148.1 million during the nine month period ended June 27, 2009, primarily from cash generated from our operations. This cash source was partially offset by our financing activities relating to our repayment of amounts outstanding under our credit agreement and to a lesser extent cash used in our investing activities primarily for capital expenditures and placement of equipment under customer usage agreements.

Our operating activities generated $395.6 million of cash, which included a net loss of $2.2 billion reduced primarily by non-cash charges for goodwill and intangible asset impairments of $2.34 billion, depreciation and amortization expense of $203.3 million, stock-based compensation expense of $24.4 million and non-cash interest expense of $12.5 million from the amortization of debt issuance costs. Cash provided by operations due to changes in our operating assets and liabilities included a decrease in accounts receivable of $39.2 million, an increase in deferred revenue of $14.4 million and a decrease in prepaid income taxes of $13.9 million. The decrease in accounts receivable was primarily due to the decline in sales volume in the current quarter as compared to the fourth quarter of fiscal 2008 as well as improved collections. The increase in deferred revenue was primarily due to an increase in the number of service contracts as our installed base of our Breast Health products continues to grow. The decrease in prepaid income taxes was due to the utilization of amounts to offset current taxable income. Cash provided by operations was offset by a decrease in accrued expenses and other liabilities of $26.1 million, an increase in inventories of $15.9 million, and a decrease in accounts payable of $9.6 million. The decrease in accrued expenses and other liabilities was primarily due to the payment of accrued compensation, which included our annual bonus payment, lower commissions due to lower sales, and overall lower operating expenses excluding amortization of intangible assets due to our cost reduction initiatives. The increase in inventories was primarily related to the increase in components on hand as a result of the decline in sales volume. The decrease in accounts payable was primarily due to the timing of payments.

During the nine months ended June 27, 2009, we used $51.3 million of cash in investing activities. This use of cash was primarily attributable to $24.8 million for purchases of property and equipment, which consisted primarily of manufacturing, demonstration and test equipment and computer software and hardware. We also invested $17.4 million in equipment under customer usage agreements. The purchase of $5.3 million of life insurance contracts is to fund future payments under our SERP. In addition, we also purchased certain intellectual property totaling $7.4 million.

During the nine months ended June 27, 2009, we utilized $196.4 million of cash in financing activities, substantially for repayments of the term loans under our credit agreement.

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

In order to complete the acquisition of Third Wave, we borrowed $540 million under the credit facilities on July 17, 2008, consisting of $400 million under the Term Loan A and $140 million under the Term Loan B. As of June 27, 2009, we had an aggregate of $269.7 million of principal outstanding under this credit facility of which approximately $194.4 million was under the Term Loan A and $75.3 million was under the Term Loan B. The long-term portion of the Term Loan A and Term Loan B was $173.4 million and $74.2 million, respectively, at June 27, 2009. Subsequent to June 27, 2009, we paid down approximately $56 million of the outstanding principal. The final maturity dates for the credit facility are September 30, 2012 for the Term Loan A and Revolving Facility and March 31, 2013 for the Term Loan B.

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

All amounts outstanding under the credit facilities will bear interest, at our option, as follows:

With respect to loans made under the Revolving Facility and the Term Loan A:

(i) at the Base Rate plus 1.25% per annum, which was reduced from 1.50% in May 2009; or

(ii) at the reserve adjusted Eurodollar Rate plus 2.25% per annum, which was reduced from 2.50% in May 2009; and

With respect to loans made under the Term Loan B:

(i) at the Base Rate plus 2.25% per annum; or

(ii) at the reserve adjusted Eurodollar Rate plus 3.25% per annum.

The margin applicable to loans under the Revolving Facility and the Term Loan A is subject to specified changes based on certain changes in the leverage ratio as specified in the Amended Credit Agreement.

Interest accruing at the base rate generally is payable on a quarterly basis. Interest accruing at the Eurodollar Rate is payable on the last day of selected interest periods (which shall be one, two, three and six months and in certain circumstances, nine or twelve months) unless the interest period exceeds three months, in which case, interest will be due at the end of every three months. The weighted average interest rate under the Amended Credit Agreement was 2.77% and 3.97%, respectively, during the three and nine months ended June 27, 2009. In addition, we are required to pay a quarterly commitment fee, at a per annum rate of 0.375%, which was reduced from 0.50% in May 2009, on the undrawn commitments available under the revolving credit facility, which per annum rate is subject to reduction based on a leverage ratio as specified in the Amended Credit Agreement. The credit facilities contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including financial covenants which require us to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter. We were in compliance with our financial covenants as of June 27, 2009.

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

AEG Debt. AEG has outstanding existing debt in aggregate principal amount of $9.0 million as of June 27, 2009. The terms of the loans have various maturities ranging from December 30, 2010 through March 30, 2014. Interest rates are variable and during the nine months ended June 27, 2009 ranged from 2.1% to 4.3%. Subsequent to June 27, 2009, we paid off approximately $7.2 million of the outstanding principal balance under these debt agreements.

Contingent Earn-Out Payments

As a result of the Cytyc merger, we assumed Cytyc’s obligation to Adiana, Inc. to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155 million based on worldwide sales of the Adiana permanent contraception product in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. As FDA approval had not occurred as of June 27, 2009, no amounts had been recorded or paid as of June 27, 2009. FDA approval was received on July 6, 2009, and we will begin accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. These amounts will be recorded as additional purchase price, and under the terms of the agreement the first payment is not expected to be due until October 2010.

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

We also have an obligation for up to two annual earn-out payments not to exceed $15.0 million in the aggregate based on BioLucent’s achievement of certain revenue targets. We have considered the provisions of Emerging Issues Task Force (“EITF”) Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration will represent additional purchase price. As a result, goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. As of June 27, 2009, the revenue targets have not been achieved and we have not recorded any amounts for these potential earn-outs.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning with the third quarter of fiscal 2009. The adoption of FSP 115-2/124-2 did not have a significant impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is our 2010 fiscal year. Earlier adoption is prohibited. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

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

The adoption of FSP APB 14-1 will have no impact on our actual past or future cash flows. However, upon adoption in fiscal 2010 we will restate prior periods by reclassifying approximately $470.0 million of our Convertible Notes to additional paid-in capital, resulting in a debt discount. It is estimated that our non-cash interest expense will increase by approximately $16.6 million and $48.7 million for the three and nine months ended June 27, 2009, respectively, and approximately $15.3 million and $32.7 million for the three and nine months ended June 28, 2008, respectively, resulting in a restated diluted net income (loss) per share of approximately $0.12 and $(8.74) for the three and nine months ended June 27, 2009, respectively, and a restated diluted net income (loss) per share of approximately $0.20 and $(1.08) for the three and nine months ended June 28, 2008, respectively.

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

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require fair value disclosures in all interim financial statements. FSP SFAS 107-1 and APB 28-1 were effective for us in the third quarter of fiscal 2009 and did not have a material impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, which is our third quarter of fiscal 2009. The implementation of this standard did not have a significant impact on our financial statements. Subsequent events through the filing date of this Form 10-Q have been evaluated for disclosure and recognition.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards. As a result, upon adoption, all references to accounting literature in our SEC filings will conform to the appropriate reference within the Codification. We are required to adopt SFAS No. 168 for our fourth quarter ending September 26, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. SFAS No. 107, Disclosure of Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, cost method investments, accounts payable, and debt obligations. Except for our outstanding Convertible Notes, the fair value of these financial instruments approximates their carrying amount. As of June 27, 2009 we have $1.725 billion of Convertible Notes outstanding. The fair value of our Convertible Notes was approximately $1.2 billion as of June 27, 2009 based on the trading price as of that date.

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur variable interest expense on borrowings outstanding under our Amended Credit Agreement and on the debt assumed as a result of our acquisition of AEG. Borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to, at our option, with respect to the borrowings under the Revolving Facility and Term Loan A of either (1) the Base Rate (the greater of the prime rate as quoted in The Wall Street Journal and the Federal Funds Effective Rate) plus 1.25% or (2) the Eurodollar Rate, plus 2.25% and with respect to the Term Loan B of either (1) the Base Rate (the greater of the prime rate as quoted in The Wall Street Journal and the Federal Funds Effective Rate) plus 2.25% or (2) the Eurodollar Rate, plus 3.25%.

On July 17, 2008, the date we entered into the Amended Credit Agreement, we borrowed $400 million under the Term Loan A and $140 million under the Term Loan B. As of June 27, 2009, there was $269.7 million outstanding under the Amended Credit Agreement, comprised of $194.4 million under the Term Loan A facility, which matures on September 30, 2012, and $75.3 million under the Term Loan B facility, which matures on March 31, 2013.

The terms of the AEG debt agreements have various maturities ranging from December 30, 2010 through March 30, 2014. Interest rates are variable and had average interest rates ranging from 2.1% to 4.3% during the nine months ended June 27, 2009. We may also incur interest expense on loans made under a European line of credit that accrues interest at the Europe Interbank Offered Rate, as defined. At June 27, 2009, there were no amounts outstanding under the European line of credit.

These debt obligations are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. A 10% adverse movement (increase in LIBOR) would not have a material adverse effect on our financial condition or results of operations.

The return from cash and cash equivalents will vary as short-term interest rates change. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition. Interest income on our cash and cash equivalents is recorded as Interest Income in our accompanying Consolidated Statements of Operations.

Foreign Currency Exchange Risk. Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign currency exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

We maintain sales and service offices outside the U.S., have manufacturing facilities in Germany, Costa Rica and China, and conduct business worldwide. The expenses of our international offices are denominated in local currencies, except at our Costa Rica subsidiary, where the majority of the business is conducted in U.S. dollars. Our foreign sales are denominated in local currencies, the Euro or U.S. dollars. Fluctuations in the foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency.

We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in the Euro are affected by changes in the relative strength of the U.S. dollar against the Euro. Our expenses are positively affected when the U.S. dollar strengthens against the Euro and adversely affected when the U.S. dollar weakens. However, we believe that the foreign currency exchange risk is not significant. A hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse effect on our financial condition or results of operations.

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

As of June 27, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

HOLOGIC, INC.

Item 1.	Legal Proceedings.

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception system, would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana Permanent Contraception system. The complaint seeks preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana system based on alleged infringement of certain claims of three of the five patents. Based on the early stage of this litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

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

Issuer Purchases of Equity Securities

For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The following table sets forth information about repurchases of our common stock for the three months ended June 27, 2009:

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
March 29, 2009 – April 25, 2009	—	$—	—
April 26, 2009 – May 23, 2009	6,314	12.14	—
May 24, 2009 – June 27, 2009	3,062	13.66	—

Total	9,376	12.64	—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number		Reference
31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

101.INS	XBRL Instance Document	filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	filed herewith

HOLOGIC, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

August 6, 2009	/S/ JOHN W. CUMMING
Date	John W. Cumming
Chief Executive Officer

August 6, 2009	/S/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)