Form 10-Q
period 2009-12-26
HOLOGIC INC
filed 2010-02-04
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2009

or

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

As of February 1, 2010, 258,458,793 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	December 26, 2009	September 26, 2009
		As Adjusted (1)
ASSETS
Current assets:
Cash and cash equivalents	$345,042	$293,186
Restricted cash	910	916
Accounts receivable, less reserves of $7,736 and $7,279, respectively	263,226	263,231
Inventories	194,337	182,780
Deferred income tax assets	48,970	52,165
Prepaid expenses and other current assets	26,357	29,238

Total current assets	878,842	821,516

Property and equipment, net (Note 5)	263,679	271,628
Intangible assets, net	2,364,103	2,422,564
Goodwill	2,112,714	2,108,963
Other assets	62,886	59,555

Total assets	$5,682,224	$5,684,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$31,226	$38,373
Accounts payable	48,818	46,589
Accrued expenses	141,934	137,284
Deferred revenue	106,754	97,544
Deferred gain	9,500	9,500

Total current liabilities	338,232	329,290

Long-term debt, net of current portion (Note 6)	90,638	139,955
Convertible debt (principal of $1,725,000, Note 6)	1,391,733	1,373,923
Deferred income tax liabilities	1,033,718	1,045,183
Deferred service obligations – long-term	11,390	11,364
Other long-term liabilities	58,946	58,534
Commitments and contingencies (Notes 6, 7, 8, 9, 15 and 16)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 258,518 and 257,938 shares issued, respectively	2,585	2,579
Capital in excess of par value	5,187,851	5,182,060
Accumulated deficit	(2,438,162)	(2,464,257)
Accumulated other comprehensive income	6,811	7,028
Treasury stock, at cost – 219 and 214 shares, respectively	(1,518)	(1,433)

Total stockholders’ equity	2,757,567	2,725,977

Total liabilities and stockholders’ equity	$5,682,224	$5,684,226

See accompanying notes.

(1)	Adjusted for the retrospective adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (Codified within Accounting Standards Codification (“ASC”) 470, Debt). See Note 6.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 26, 2009	December 27, 2008
		As adjusted (1)
Revenues:
Product sales	$351,410	$380,108
Service and other revenues	61,038	49,125

	412,448	429,233

Costs and expenses:
Cost of product sales	116,260	124,421
Cost of product sales – amortization of intangible assets	43,520	37,746
Cost of service and other revenues	36,223	37,107
Research and development	23,198	23,793
Selling and marketing	64,597	65,002
General and administrative	42,615	34,805
Amortization of intangible assets	13,579	12,638
Restructuring charge	487	—

	340,479	335,512

Income from operations	71,969	93,721
Interest income	185	446
Interest expense	(31,804)	(34,342)
Other income (expense), net	743	(3,081)

Income before income taxes	41,093	56,744
Provision for income taxes	14,998	18,586

Net income	$26,095	$38,158

Net income per share:
Basic	$0.10	$0.15

Diluted	$0.10	$0.15

Weighted average number of shares outstanding:
Basic	258,024	256,212

Diluted	260,804	258,433

See accompanying notes.

(1)	Adjusted for the retrospective adoption of FSP APB 14-1. See Note 6.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	December 26, 2009	December 27, 2008
		As adjusted (1)
OPERATING ACTIVITIES
Net income	$26,095	$38,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,892	15,797
Amortization	57,099	50,384
Fair value write-up of Third Wave inventory sold	—	584
Non-cash interest expense – amortization of debt discount and deferred financing costs	21,073	18,775
Excess tax benefit related to exercise of non-qualified stock options	(781)	(78)
Stock-based compensation expense	8,121	7,470
Deferred income taxes	(8,108)	(5,382)
Loss on disposal of property and equipment	1,124	231
Other non-cash activity	2,038	476
Changes in operating assets and liabilities:
Accounts receivable	663	5,796
Inventories	(11,969)	(8,707)
Prepaid income tax	172	17,748
Prepaid expenses and other current assets	(320)	(570)
Accounts payable	2,142	(5,467)
Accrued expenses and other liabilities	2,155	(24,412)
Deferred revenue	9,581	9,448

Net cash provided by operating activities	125,977	120,251

INVESTING ACTIVITIES
Additional business acquisition consideration	—	(326)
Purchase of insurance contracts	(5,322)	(3,322)
Proceeds from sale of intellectual property	750	—
Purchase of other intangible assets	(500)	(238)
Purchase of cost-method investment	(125)	—
Purchase of property and equipment	(5,573)	(9,499)
Increase in equipment under customer usage agreements	(4,512)	(3,964)
Decrease in restricted cash	6	483

Net cash used in investing activities	(15,276)	(16,866)

FINANCING ACTIVITIES
Repayments under credit agreement	(54,644)	(29,042)
Financing costs on credit agreement	—	(283)
Repayments of notes payable	(1,842)	(290)
Purchase of non-controlling interests	(2,683)	—
Excess tax benefit related to exercise of non-qualified stock options	781	78
Net proceeds from issuance of common stock pursuant to employee stock plans	1,906	668
Payment of employee restricted stock tax withholding requirements	(2,332)	(7)

Net cash used in financing activities	(58,814)	(28,876)
Effect of exchange rate changes on cash and cash equivalents	(31)	1,309

Net increase in cash and cash equivalents	51,856	75,818
Cash and cash equivalents, beginning of period	293,186	95,661

Cash and cash equivalents, end of period	$345,042	$171,479

See accompanying notes.

(1)	Adjusted for the retrospective adoption of FSP APB 14-1. See Note 6.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(1) Basis of Presentation

The consolidated financial statements of Hologic, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 26, 2009, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 24, 2009. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three months ended December 26, 2009 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 25, 2010.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through February 4, 2010, the date these financial statements are considered issued, and the financial statements reflect those material items that arose after the balance sheet date but prior to this date that would be considered recognized subsequent events. Subsequent to December 26, 2009, the Company made a voluntary payment of $20,000 on its term notes, and as such, the Company reclassified this amount to short-term debt from long-term debt on its Consolidated Balance Sheet at December 26, 2009. There were no other material recognized subsequent events recorded in the December 26, 2009 financial statements.

As discussed in Note 6, the Company adopted FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified within Accounting Standards Codification (“ASC”) 470, Debt) in the first quarter of fiscal 2010.

During the third quarter of fiscal 2009, the Company determined that certain amounts previously classified as a component of Selling and marketing should be reclassified to Cost of product sales. This reclassification was $706 in the first quarter of fiscal 2009, and was not material to the Company’s consolidated financial statements and is reflected in the Consolidated Statement of Operations for the three months ended December 27, 2008. The Company also reclassified certain capitalized licenses of $2,248 in the fiscal 2009 Balance Sheet from intangible assets to other assets to conform with the current year presentation.

(2) Fair Value Measurements

Effective September 28, 2008 (beginning of fiscal 2009), the Company adopted ASC 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurement), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and as permitted, delayed the adoption of these accounting rules to its non-financial assets and liabilities, that are measured and reported at fair value on a non-recurring basis, until fiscal 2010. The impact of adoption to its non-financial assets and liabilities was not material.

ASC 820 establishes a three-level hierarchy to prioritize the inputs to valuation techniques used to measure fair value. Financial assets and financial liabilities are categorized within the valuation hierarchy based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the fair value hierarchy are defined as follows:

•	Level 1 – Inputs to the valuation methodology are quoted market prices for identical assets or liabilities.

•	Level 2 – Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

•

Level 3 – Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.

As of December 26, 2009, the Company’s financial assets that are re-measured at fair value on a recurring basis consisted of $313 in money market mutual funds that are classified as cash and cash equivalents in its Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets.

The Company holds certain minority cost-method equity investments in non-publicly traded securities aggregating $7,710 and $7,585 at December 26, 2009 and September 26, 2009, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost. As the inputs utilized for the Company’s periodic impairment assessment are not based on observable market data, these cost-method investments are classified within Level 3 of the fair value hierarchy on a non-recurring basis. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost-method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical.

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

The Company had $1,391,733 and $1,373,923 of Convertible Notes recorded (See Note 6) as of December 26, 2009 and September 26, 2009, respectively. The principal amount of the Convertible Notes at both periods was $1,725,000. The fair value of these Convertible Notes was approximately $1,471,000 and $1,424,000 as of December 26, 2009 and September 26, 2009, respectively, based on the trading prices at those dates.

(4) Revenue Recognition

In September 2009, the FASB ratified ASC Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends existing revenue recognition accounting standards that are currently within the scope of FASB ASC, Subtopic 605-25, which is the revenue recognition guidance for multiple-element arrangements. ASU 2009-13 provides for three significant changes to the existing multiple element revenue recognition guidance as follows:

1)	Deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement. This may result in more deliverables being treated as separate units of accounting.

2)	Modifies the manner in which the arrangement consideration is allocated to the separately identified deliverables. ASU 2009-13 requires an entity to allocate revenue in an arrangement using its best estimate of selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE), if VSOE is not available. Each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means (VSOE or TPE) to determine the selling price of that deliverable. The arrangement consideration is allocated based on the elements’ relative selling prices.

3)	Eliminates use of the residual method and requires an entity to allocate revenue using the relative selling price method, which results in the discount in the transaction being evenly allocated to the separate units of accounting.

In September 2009, the FASB ratified ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements (ASU 2009-14). ASU 2009-14 amends the existing revenue recognition accounting standards to remove tangible products that contain software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

As permitted, the Company elected to early adopt this new accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for transactions originating or materially modified on or after September 27, 2009. This accounting guidance generally does not change the units of accounting for the Company’s revenue transactions, and most products and services qualify as separate units of accounting. The impact of adopting these new accounting standards was not material to the Company’s financial statements in the first quarter of fiscal 2010, and if they were applied in the same manner to fiscal 2009 would not have had a material impact to revenue for the first quarter of fiscal 2009. The Company does not expect the adoption of these new accounting standards to have a significant impact on the timing and pattern of revenue recognition in the future due to the existence of VSOE across most of the Company’s products and services and that the selling price of most of its elements that are undelivered at the time of shipment of the core product sales are much lower relative to these core product sale prices.

The Company generates revenue from the sale of its products, primarily medical imaging systems and diagnostic and surgical disposable products, and related services, primarily support and maintenance on its medical imaging systems.

The Company recognizes product revenue upon shipment provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, no right of return exists and collection of the resulting receivable is reasonably assured or probable. Generally, the Company’s product arrangements for capital equipment sales, primarily in Breast Health and Skeletal Health, are multiple-element arrangements, including services, such as installation and training, and multiple products. In accordance with ASC 605-25, based on the terms and conditions of the product arrangements, the Company believes that these services and undelivered products can be accounted for separately from the delivered product element as the Company’s delivered products have value to its customers on a stand-alone basis. Accordingly, services not yet performed at the time of product shipment are deferred based on their selling price and recognized as revenue as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. There is no customer right of return in the Company’s sales agreements.

The Company recognizes product revenue upon the completion of installation for products whose installation is essential to its functionality, primarily related to its digital imaging systems. Service revenues primarily consist of amounts recorded under service and maintenance contracts and repairs not covered under warranty, installation and training revenues and shipping and handling costs billed to customers. Service and maintenance contract revenues are recognized ratably over the term of the contract. Other service revenues are recorded when the services are performed.

The Company typically determines the selling price of its products and services based on VSOE. Consistent with its methodology under previous accounting guidance, the Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, the Company’s policy is to require a substantial majority of selling prices for a product or service be within a reasonably narrow range. The Company also considers the class of customer, method of distribution, and the geographies into which its products and services are sold into when determining VSOE. The Company typically has had VSOE for its products and services.

If VSOE cannot be established, which may occur in instances when a product or service has not been sold separately, stand-alone sales are too infrequent, or product pricing is not within a narrow range, the Company attempts to establish the selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately.

When the Company cannot determine VSOE or TPE, it uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would typically transact a stand-alone sale of the product or service. ESP is determined by considering a number of factors including the Company’s pricing policies, internal costs and gross margin objectives, method of distribution, information gathered from experience in customer negotiations, market research and information, recent technological trends, competitive landscape and geographies.

Some of the Company’s products have both software (operating and application software) and non-software components that function together to deliver the product’s essential functionality. The Company had previously determined that except for its CAD (computer aided detection) products and Dimensions 2D/3D full field digital mammography product (“Dimensions”), the software element in its other products was incidental in accordance with the software revenue recognition rules. Accordingly, these other products were not within the scope of the software revenue recognition rules, ASC 985-605, Software—Revenue Recognition (formerly SOP 97-2). The Company had determined that given the significance of the software component’s functionality to its CAD systems and Dimensions products, which are in the Breast Health segment, these products were within the scope of the software revenue recognition rules.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

ASC 985-605 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on their relative VSOE of fair values of the elements. If VSOE does not exist for a delivered element, the residual method is applied in which the arrangement consideration is allocated to the undelivered elements based on VSOE with the remaining consideration recognized as revenue for the delivered elements. For multiple-element software arrangements where VSOE of fair value of Post-Contract Customer Support (“PCS”) has been established, the Company recognizes revenue using the residual method at the time all other revenue recognition criteria have been met. Amounts attributable to PCS are recorded as deferred revenue and recognized ratably over the contractual term of PCS. The Company recognizes revenue on CAD systems and Dimensions product sales upon completion of installation at which time the only remaining undelivered element is PCS.

Upon the release of the Dimensions product in fiscal 2009, the Company completed an evaluation of its software component in accordance with the software revenue recognition rules. The Company noted the following in its evaluation of the software component of its new Dimensions product:

•

Dimensions is offered in different configurations providing different levels of functionality (2D vs. 3D). Customers who purchase the 2D configuration will be to able to upgrade the product to a 3D version and such upgrade will be marketed and sold separately. This differentiation from the Company’s existing 2D digital mammography product is expected to be highlighted in the Company’s marketing literature.

•

As part of the initial warranty of the Dimensions product, customers will receive not only bug fixes related to the software but also will receive any updates and enhancements to the software that are released during the warranty period. Therefore, the Company concluded that this represents PCS as defined in the software revenue recognition rules.

As a result, under the revenue recognition accounting standards prior to the adoption of ASU 2009-14, the Company determined that the Dimensions product contained software that was more than incidental to the product as a whole and should be accounted for under the software revenue recognition rules. The Company recognized revenue upon installation and deferred the VSOE of fair value of the initial bundled PCS. The Company determined that VSOE of fair value of the initial bundled PCS existed based on the establishment of a price for which this element would be sold separately by management having the relevant authority and that it was probable that this price would not change prior to when this service is sold separately. The Company specified the renewal rates at which the PCS service could be purchased separately upon expiration of the initial PCS period and those rates are consistent among its customers.

In connection with its adoption of ASU 2009-14, the Company re-evaluated the appropriate revenue recognition treatment of its products and determined that the Dimensions products, which have both software and non-software components that function together to deliver the products’ essential functionality (i.e., it’s a tangible product), are scoped out of ASC 985-605, however, its CAD products will continue to be subject to ASC 985-605. Dimensions transactions entered into prior to the first quarter of fiscal 2010 will continue to be accounted for under ASC 985-605.

Under customer usage agreements, the Company installs certain equipment (for example, a ThinPrep Processor or a ThinPrep Imaging System) at customer sites and customers commit to purchasing minimum quantities of disposable products at a stated price (generally including a usage fee for the equipment) over a defined contract term, which is typically between three and five years. Revenue is recognized over the term of the customer usage agreement as disposable products are delivered. The Company also rents certain equipment to customers. Revenues from rental agreements are recorded over the terms of the rental agreements.

(5) Other Balance Sheet Information

Components of selected captions in the Consolidated Balance Sheets at December 26, 2009 and September 26, 2009 consisted of:

	December 26, 2009	September 26, 2009
Inventories
Raw material and work-in-process	$125,696	$116,983
Finished goods	68,641	65,797

	$194,337	$182,780

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

	December 26, 2009	September 26, 2009
Property and equipment
Equipment and software	$192,530	$187,961
Equipment under customer usage agreements	128,174	125,635
Building and improvements	57,253	57,214
Leasehold improvements	40,032	39,701
Furniture and fixtures	11,195	11,112
Land	8,960	8,983

	438,144	430,606
Less – accumulated depreciation and amortization	(174,465)	(158,978)

	$263,679	$271,628

(6) Borrowings and Credit Arrangements

The Company had total debt with carrying values of $1,513,597 at December 26, 2009 and $1,552,251 at September 26, 2009. The Company’s borrowings consisted of the following at December 26, 2009 and September 26, 2009:

	December 26, 2009	September 26, 2009
		As adjusted
Current debt obligations:
Term Loan A	$23,591	$28,789
Term Loan B	6,321	6,785
AEG debt	—	1,500
Other	1,314	1,299

Total current debt obligations	31,226	38,373

Long-term debt obligations:
Term Loan A	61,398	95,929
Term Loan B	28,213	42,664
Other	1,027	1,362

	90,638	139,955
Convertible notes	1,391,733	1,373,923

Total long-term debt obligations	1,482,371	1,513,878

Total debt obligations	$1,513,597	$1,552,251

Credit Agreement

In connection with its acquisition of Third Wave Technologies, Inc., on July 17, 2008, the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Goldman Sachs Credit Partners L.P. and certain other lenders (collectively, the “Lenders”). The Amended Credit Agreement amended and restated the Company’s existing credit agreement with the Lenders, dated as of October 22, 2007. Pursuant to the terms and conditions of the Amended Credit Agreement, the Lenders committed to provide senior secured financing in an aggregate amount of up to $800,000. The credit facility consisted of a $400,000 senior secured tranche A term loan (“Term Loan A”); a $200,000 senior secured tranche B term loan (“Term Loan B”); and a $200,000 senior secured revolving credit facility (the “Revolving Facility”).

In order to complete the acquisition of Third Wave, the Company borrowed $540,000 under the credit facilities on July 17, 2008, consisting of $400,000 under the Term Loan A and $140,000 under the Term Loan B. As of December 26, 2009, the Company had an aggregate of $119,523 of principal outstanding under this credit facility of which $84,989 was under the Term Loan A and $34,534 was under the Term Loan B. Subsequent to December 26, 2009, the Company paid down approximately $22,500 of the outstanding principal of which $20,000 was a voluntary payment and is reflected in current portion of long-term debt on the Company’s Consolidated Balance Sheet at December 26, 2009. The Company had no amounts outstanding under its Revolving Facility, and therefore, had full availability of the $200,000 Revolving Facility as of December 26, 2009. The final maturity dates for the credit facility are September 30, 2012 for the Term Loan A and Revolving Facility and March 31, 2013 for the Term Loan B.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The domestic subsidiaries of the Company which are party to the Amended Credit Agreement have guaranteed the Company’s obligations under the credit facilities, and the credit facilities are secured by first-priority liens on, and first-priority security interests in, substantially all of the assets of the Company and all subsidiaries party to the Amended Credit Agreement, a first priority security interest in 100% of the capital stock issued by each guarantor, 65% of the capital stock issued by certain first-tier foreign subsidiaries of the Company and all intercompany debt.

All amounts outstanding under the amended credit facilities currently bear interest, at Hologic’s option, as follows:

With respect to loans made under the Revolving Facility and the Term Loan A facility:

(i)	at the Base Rate plus 1.25% per annum; or

(ii)	at the reserve adjusted Eurodollar Rate plus 2.25% per annum; and

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

Borrowings outstanding under the Amended Credit Agreement during the three months ended December 26, 2009 and December 27, 2008 had a weighted average interest rate of 2.80% and 5.24%, respectively. Interest expense under the Amended Credit agreement for the term loans totaled $3,101 and $6,793 during the three months ending December 26, 2009 and December 27, 2008, respectively, which included non-cash interest expense of $2,019 and $1,099, respectively, related to the amortization of the deferred financing costs. As of December 26, 2009, there was $4,423 of unamortized deferred financing costs related to the Term Loans classified as other assets on the Company’s Consolidated Balance Sheet.

Interest expense under the Amended Credit Agreement for the Revolving Facility totaled $468 and $487 during the three months ended December 26, 2009 and December 27, 2008, respectively, consisting of commitment fees on the unused portion of this facility and non-cash interest expense of $247 and $243 related to the amortization of deferred financing costs. As of December 26, 2009, there was $2,727 of unamortized deferred financing costs related to the Revolving Facility classified as other assets on the Company’s Consolidated Balance Sheet. The Company pays a quarterly commitment fee, currently at a per annum rate of 0.375%, on the undrawn commitments available under the Revolving Facility, which per annum rate is subject to reduction based on a leverage ratio as specified in the Amended Credit Agreement.

The credit facilities contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including financial covenants which require the Company to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter. The Company was in compliance with all covenants as of December 26, 2009.

Convertible Notes

On December 10, 2007, the Company issued and sold $1,725,000 aggregate original principal of 2.00% Convertible Senior Notes due 2037 (the “Convertible Notes”). The Convertible Notes are the Company’s senior unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured debt and prior to all future subordinated debt. The Convertible Notes are effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries. Net proceeds from the offering were $1,689,000, after deducting the underwriter’s discount and offering expenses. At December 26, 2009, the Company has recorded the Convertible Notes at $1,391,733, which is net of a debt discount as required by U.S. generally accepted accounting principles.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified within ASC 470, Debt). This accounting

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

guidance applies to certain convertible debt instruments that may be settled in cash (or other assets), or partially in cash, upon conversion. The liability and equity components of convertible debt instruments within the scope of this accounting guidance must be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is subsequently recognized. The excess of the principal amount of the debt over the amount allocated to the liability component is recognized as the value of the embedded conversion feature recorded within additional-paid-in capital in stockholders’ equity and amortized to interest expense using the effective interest method. This accounting guidance must be applied retrospectively to all periods presented.

On September 27, 2009, the Company adopted this accounting guidance, which is applicable to its Convertible Notes because their terms include cash or partial cash settlement. Accordingly, the Company is required to account for the liability and equity components of its Convertible Notes separately to reflect its nonconvertible debt borrowing rate. The prior period consolidated financial statements have been adjusted to reflect the adoption of this accounting guidance. The Company estimated the fair value of its Convertible Notes without the conversion feature as of the date of issuance (“liability component”). The estimated fair value of the liability component of $1,256,147 was determined using a discounted cash flow technique. Key inputs used to estimate the fair value of the liability component included the Company’s estimated nonconvertible debt borrowing rate as of December 10, 2007 (the date the Convertible Notes were issued), the amount and timing of cash flows, and the expected life of the Convertible Notes. The estimated effective interest rate of 7.65% was estimated by comparing debt issuances with similar features of the Company’s debt excluding the conversion feature from companies with similar credit ratings during the same annual period as the Company.

The excess of the gross proceeds received over the estimated fair value of the liability component totaling $468,853 has been allocated to the conversion feature (“equity component”) with a corresponding offset recognized as a discount to reduce the net carrying value of the Convertible Notes. The discount is being amortized to interest expense over a six-year period ending December 18, 2013 (the expected life of the liability component) using the effective interest method. In addition, transaction costs are required to be allocated to the liability and equity components based on their relative percentages. As such, the adoption of this accounting guidance results in a portion of the deferred financing costs being allocated to the equity component.

The adoption of this accounting guidance increased interest expense associated with the Company’s Convertible Notes by adding a non-cash component from the amortization of the debt discount. This increase in interest expense is offset slightly by less amortization of deferred financing costs. The impact of the adoption of this accounting guidance on the Company’s results of operations for the three months ended December 26, 2009 and December 27, 2008 is as follows:

	Three Months Ended December 26, 2009			Three Months Ended December 27, 2008
	Previous Method	Effect of Change	Current Method	As Reported	Effect of Change	As Adjusted

Interest expense	$(14,499)	$(17,305)	$(31,804)	$(18,410)	$(15,932)	$(34,342)
Income before income taxes	58,398	(17,305)	41,093	72,676	(15,932)	56,744
Provision for income taxes	21,621	(6,623)	14,998	24,683	(6,097)	18,586
Net income	36,777	(10,682)	26,095	47,993	(9,835)	38,158
Diluted net income per share	$0.14	(0.04)	$0.10	$0.19	(0.04)	$0.15

The impact of the adoption of this accounting guidance on the balance sheet accounts is as follows:

	Other Assets		Convertible Notes	Deferred Income Tax Liabilities	Capital in Excess of Par Value	Accumulated Deficit

Allocation of debt discount and issuance costs to equity component on issuance date	$(9,792)		$(468,853)	$175,423	$283,638	$—
Cumulative retrospective impact from amortization of discount on liability component and debt issuance costs	4,190		117,776	(43,210)	—	(70,376)
September 26, 2009 balance, as previously reported	$62,909		$1,725,000	$912,970	$4,898,422	$(2,393,881)
September 26, 2009 balance, as adjusted	$59,555	(a)	$1,373,923	$1,045,183	$5,182,060	$(2,464,257)

(a)	Reflects a reclassification adjustment to increase other assets by $2,248. See Note 1 for additional explanation.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

As of December 26, 2009 and September 26, 2009, the Convertible Notes and equity component (recorded in capital in excess of par value, net of income tax benefit) associated with the adoption of this accounting guidance consisted of the following:

	December 26, 2009	September 26, 2009

Convertible notes principal amount	$1,725,000	$1,725,000
Unamortized discount	(333,267)	(351,077)
Net carrying amount	$1,391,733	$1,373,923
Equity component, net of taxes	$283,638	$283,638

Holders may require the Company to repurchase the Convertible Notes on December 13, 2013, and each of December 15, 2017, 2022, 2027 and 2032 at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest. The Company may redeem any of the Convertible Notes beginning December 18, 2013, by giving holders at least 30 days’ notice. The Company may redeem the Convertible Notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

The Convertible Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning June 15, 2008 and ending on December 15, 2013. The Convertible Notes will accrete principal from December 15, 2013 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2013, the Company will pay contingent interest during any six month interest period to the holders of Convertible Notes if the “trading price”, as defined, of the Convertible Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the Convertible Notes. Interest expense under the Convertible Notes totaled $27,408 and $26,154 for the three months ended December 26, 2009 and December 27, 2008, respectively, which included non-cash interest expense of $18,807 and $17,433, respectively, related to the amortization of the debt discount of $17,810 and $16,509, respectively, and deferred financing costs of $997 and $924, respectively. As of December 26, 2009, the balance of unamortized deferred financing costs was $18,648 classified as other assets on the Company’s Consolidated Balance Sheet.

The holders of the Convertible Notes may convert the notes into shares of the Company’s common stock at a conversion price of approximately $38.60 per share, subject to adjustment, prior to the close of business on September 15, 2037 upon the occurrence of certain defined events. None of the events that would permit conversion of the Convertible Notes had occurred as of December 26, 2009.

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

Based on the Company’s evaluation of the Convertible Notes in accordance with ASC 815, Derivatives and Hedging, Subsection 40, Contracts in Entity’s Own Equity (formerly EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) IS Indexed to an Entity’s Own Stock), the Company determined that the Convertible Notes contain a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment, requiring bifurcation as the features are not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

As of December 26, 2009, upon conversion, including the potential premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 56,000 common shares to the Convertible Note holders.

AEG Debt

The Company’s AEG subsidiary’s outstanding balance of $1,500 at September 26, 2009 was paid off in the first quarter of fiscal 2010.

(7) Commitments and Contingencies

(a) Contingent Earn-Out Payments

As a result of the merger with Cytyc, the Company assumed the obligation to the former Adiana, Inc. stockholders to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155,000 based on worldwide sales of the Adiana Permanent Contraception System in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. FDA approval of the Adiana Permanent Contraception System occurred on July 6, 2009, and the Company began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. The total contingent consideration recorded as additional purchase price at December 26, 2009 is $6,251. Under the terms of the agreement the first payment is not due to the Adiana shareholders until October 2010. The agreement includes an indemnification provision that provides for the reimbursement of qualifying legal expenses in defense of the Adiana intellectual property, and the Company has the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs. The Company is recording legal fees related to the Conceptus litigation matter (described below) as an offset to the accrued contingent consideration payments. Legal costs have not been material to date.

(b) Litigation and Related Matters

On October 5, 2007, Ethicon Endo-Surgery, Inc., a Johnson & Johnson operating company, filed a complaint against the Company and its wholly-owned subsidiary Suros in the United States District Court for the Southern District of Ohio, Western Division. The complaint alleges that certain of the ATEC biopsy systems manufactured and sold by Suros infringe four Ethicon patents. An amended complaint filed January 11, 2008 additionally asserts claims of unfair competition. The complaint seeks to enjoin Hologic and Suros from conducting acts of unfair competition and infringing the patents as well as the recovery of unspecified damages and costs. A Markman hearing was held on January 8, 2009, and the Court issued its ruling on April 3, 2009. A court ordered settlement conference occurred on August 11, 2009 without any resolution. On January 27, 2010, the Court granted the Company’s motion for summary judgment of non-infringement as to one of the four patents in suit. The trial with respect to the three remaining patents started on February 1, 2010. The Company is unable to reasonably estimate the ultimate outcome of this case.

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception System, would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana Permanent Contraception System. The complaint seeks preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana System based on alleged infringement of certain claims of three of the five patents. A hearing on Conceptus’ preliminary injunction motion was held on November 4, 2009, and on November 6, 2009, the judge issued an order denying the motion. A hearing on claim construction is scheduled for March 10, 2010. On January 19, 2010, upon stipulation of the parties, the Court dismissed all claims relating to three of the five asserted patents with prejudice. A Markman hearing is scheduled for March 10, 2010. A trial date has been scheduled for February 28, 2011. Based on the early stage of this litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

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

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The Company is a party to various other legal proceedings and claims arising out of the ordinary course of its business. The Company believes that except for those described above there are no other proceedings or claims pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations.

(8) Sale of Gestiva

On January 16, 2008, the Company entered into a definitive agreement pursuant to which it agreed to sell full U.S. and world-wide rights to its Gestiva pharmaceutical product to KV Pharmaceutical Company upon approval of the pending Gestiva new drug application (the “Gestiva NDA”) by the FDA for a purchase price of $82,000. The Gestiva product is a drug that, if approved by the FDA, could be used in the prevention of preterm births in pregnant women with a history of at least one spontaneous preterm birth. Under this agreement, the Company received $9,500 of the purchase price in fiscal 2008, and the balance was due upon final approval of the Gestiva NDA by the FDA on or before February 19, 2010 and the production of a quantity of Gestiva suitable to enable the commercial launch of the product. The Company recorded the $9,500 as a deferred gain within current liabilities in the Consolidated Balance Sheet. Either party had the right to terminate the agreement if FDA approval was not obtained by February 19, 2010. On January 8, 2010, the parties executed an amendment to the agreement eliminating the date by which FDA approval must be received and extending the term indefinitely. In consideration of executing this amendment, the purchase price was changed from the original agreement and increased to $199,500. The Company received $70,000 at the signing of the amendment and is due to receive an additional $25,000 upon FDA approval of the product and an additional $95,000 over a nine-month period beginning one year after FDA approval.

Under the arrangement, the Company is continuing its efforts to obtain FDA approval of the NDA for the Gestiva product. All costs incurred in these efforts are being reimbursed by KV Pharmaceutical and recorded as a credit against research and development expenses. These reimbursed costs have not been material to date on an annual basis. The Company expects that the amounts recorded in deferred gain will be recognized upon the closing of the transaction following final FDA approval of the Gestiva NDA. The Company cannot assure that it will be able to obtain the requisite FDA approval, that the transaction will be completed or that it will receive the balance of the purchase price. Moreover, if KV Pharmaceutical terminates the agreement prior to the transfer of the rights to the Gestiva product as a result of a breach by the Company of a material representation, warranty, covenant or agreement, the Company will be required to return the funds previously received as well as expenses reimbursed by KV.

(9) Pension and Other Employee Benefits

The Company has certain defined benefit pension plans covering the employees of its AEG German subsidiary (the “Pension Benefits”). As of December 26, 2009 and September 26, 2009, the Company has recorded a pension liability of $6,578 and $6,736, respectively, primarily as a component of long-term liabilities in the Consolidated Balance Sheets. As of December 26, 2009 and September 26, 2009, the pension plans held no assets. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Pension benefits are safeguarded by the Pension Guaranty Fund; a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency. The Company’s net periodic benefit cost and components thereof were not material during the three months ended December 26, 2009 and December 27, 2008.

(10) Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of potential common shares from outstanding stock options, restricted stock units, the employee stock purchase plan, and convertible debt determined by applying the treasury stock method. In accordance with ASC 718, Stock Compensation (formerly SFAS No. 123 (revised 2004), Share-Based Payment), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money and restricted stock units.

The Company applies the provisions of ASC 260, Earnings per Share, Subsection 10-45-44 (formerly EITF No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share), to determine diluted weighted average shares outstanding as it relates to its outstanding Convertible Notes, and due to the type of debt instrument issued, the dilutive impact of the Company’s Convertible Notes is based on the difference between the Company’s current stock price and the conversion price of the Convertible Notes, provided there is a premium. Under this accounting guidance, there is no dilution from the accreted principal of the Convertible Notes. Accordingly, the Company uses the treasury stock method to determine dilutive weighted average shares related to its Convertible Notes and not the if-converted method.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

A reconciliation of basic and diluted share amounts are as follows:

	Three months ended
	December 26, 2009	December 27, 2008
		As adjusted
Numerator:
Net income, as reported, for basic earnings per share	$26,095	$38,158
Interest expense on Cytyc Notes, net of tax	—	1

Net income, as adjusted, for diluted earnings per share	$26,095	$38,159

Denominator:
Basic weighted average common shares outstanding	258,024	256,212
Weighted average common stock equivalents from assumed exercise of stock options, restricted stock units and employee stock purchase plan	2,780	2,211
Weighted average common stock equivalents from assumed conversion of Cytyc Notes	—	10

Diluted weighted average common shares outstanding	260,804	258,433

Basic net income per common share	$0.10	$0.15

Diluted net income per common share	$0.10	$0.15

Weighted-average anti-dilutive shares related to:
Outstanding stock options	11,273	11,064
Restricted stock units	615	2,060

Diluted weighted average shares outstanding do not include any effect resulting from the assumed conversion of the Company’s Convertible Notes issued in December 2007 as their impact would be anti-dilutive for all periods presented. In those reporting periods in which the Company has reported net income, anti-dilutive shares comprise those common stock equivalents that have either an exercise price above the average stock price for the quarter or the common stock equivalents related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares. In those reporting periods in which the Company has a net loss, anti-dilutive shares comprise the impact of those number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the company had net income.

(11) Stock-based Compensation

Share-based compensation expense for the three months ended December 26, 2009 and December 27, 2008 is as follows:

	Three months ended
	December 26, 2009	December 27, 2008
Cost of revenues	$1,029	$644
Research and development	967	1,325
Selling and marketing	1,387	1,571
General and administrative	4,738	3,930

	$8,121	$7,470

Stock Options

The Company granted approximately 2,510 and 2,814 stock options during the three months ended December 26, 2009 and December 27, 2008, respectively, with weighted average exercise prices of $15.73 and $14.50, respectively. There were 16,524 options outstanding at December 26, 2009 with a weighted average exercise price of $16.51.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

	Three months ended
	December 26, 2009	December 27, 2008
Risk-free interest rate	1.8%	2.0%
Expected volatility	47%	46%
Expected life (in years)	3.9	4.0
Dividend yield	—	—
Weighted average fair value of stock options granted	$5.90	$5.43

Restricted Stock Units

The Company granted approximately 1,131 and 1,629 restricted stock units (RSU) during the three months ended December 26, 2009 and December 27, 2008, respectively, with weighted average grant date fair values of $15.67 and $14.50, respectively. As of December 26, 2009, there were 3,427 unvested RSUs outstanding with a weighted average grant date fair value of $20.71.

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and RSUs. The vesting term of stock options is generally five years with annual vesting of 20% per year on the anniversary of the grant date, and RSUs either cliff vest at the end of three years or vest over four years with annual vesting at 25% per year on the anniversary of the grant date. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 6% as of December 26, 2009 depending on the specific employee group. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.

At December 26, 2009, there was $42,344 and $43,376 of unrecognized compensation expense related to stock options and RSUs, respectively, to be recognized over a weighted average period of 3.8 years and 2.6 years, respectively.

(12) Comprehensive Income

The Company’s other comprehensive income solely relates to foreign currency translation adjustments. A reconciliation of comprehensive income is as follows:

	Three months ended
	December 26, 2009	December 27, 2008
Net income as reported	$26,095	$38,158
Translation adjustment	(217)	(1,633)

Comprehensive income	$25,878	$36,525

(13) Business Segments and Geographic Information

The Company reports segment information in accordance with ASC 280, Segment Reporting, (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information). Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s CODM is its chief executive officer, and the Company’s reportable segments have been identified based on the end markets to which its products are sold into. The Company reports its business as four segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health.

Identifiable assets for the four principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three months ended December 26, 2009 and December 27, 2008.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

Segment information for the three months ended December 26, 2009 and December 27, 2008 is as follows:

	Three Months Ended
	December 26, 2009	December 27, 2008

Total revenues:
Breast Health	$179,073	$199,112
Diagnostics	140,400	134,624
GYN Surgical	71,453	67,949
Skeletal Health	21,522	27,548

	$412,448	$429,233

Operating income:
Breast Health	$27,786	$44,960
Diagnostics	27,416	24,283
GYN Surgical	14,724	19,981
Skeletal Health	2,043	4,497

	$71,969	$93,721

Depreciation and amortization:
Breast Health	$12,718	$10,800
Diagnostics	41,425	39,346
GYN Surgical	17,007	14,293
Skeletal Health	2,841	1,742

	$73,991	$66,181

Capital expenditures:
Breast Health	$1,306	$3,845
Diagnostics	857	1,487
GYN Surgical	1,819	1,942
Skeletal Health	1,591	2,225

	$5,573	$9,499

	December 26, 2009	September 26, 2009
		As adjusted

Identifiable assets:
Breast Health	$1,124,288	$1,133,714
Diagnostics	1,906,577	1,942,494
GYN Surgical	1,853,954	1,860,834
Skeletal Health	30,289	30,937
Corporate	767,116	716,247

	$5,682,224	$5,684,226

There were no customers with balances greater than 10% of accounts receivable as of December 26, 2009 or September 26, 2009, nor any customer that represented greater than 10% of product revenues during the three months ended December 26, 2009 and December 27, 2008.

The Company operates in the following major geographic areas as noted in the below chart. Product sales data is based upon customer location, and internationally totaled $73,444 and $81,421 during the three months ended December 26, 2009 and December 27, 2008, respectively. The Company’s sales in Europe are predominantly derived from Germany, the United Kingdom and the Netherlands. The Company’s sales in Asia are predominantly derived from China, Thailand and Japan. The “All others” designation includes Canada, Latin America and the Middle East. Products sold by the Company internationally are manufactured at domestic and international manufacturing locations such as Costa Rica, where much of the GYN Surgical products are currently being manufactured.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

Product sales by geography as a percentage of total product sales are as follows:

	Three months ended
	December 26, 2009	December 27, 2008
United States	79%	78%
Europe	13%	13%
Asia	5%	4%
All others	3%	5%

	100%	100%

(14) Income Taxes

The Company’s effective tax rates for the three months ended December 26, 2009 and December 27, 2008 were 36.5% and 32.8%, respectively. For the three months ended December 26, 2009, the effective tax rate primarily reflects the statutory rate. For the three months ended December 27, 2008, the effective tax rate was lower than the statutory rate primarily due to a retroactive reinstatement of the Federal research and development tax credit. As of December 26, 2009, the Company has recorded a net deferred tax liability of approximately $985,000. This liability is net of certain deferred tax assets totaling approximately $49,000. Management’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company will provide sufficient taxable income. The realization of the Company’s deferred tax assets cannot be assured, and to the extent that the Company fails to generate sufficient taxable income, some or all of the Company’s deferred tax assets may not be realized.

The Company had gross unrecognized tax benefits, including interest, of $29,987 as of December 26, 2009, all of which represents the amount of unrecognized tax that, if recognized, would result in a reduction of the Company’s effective tax rate.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of income tax expense. As of December 26, 2009, accrued interest was $1,276, net of federal benefit. As of December 26, 2009, no penalties have been accrued.

The Company and its subsidiaries are subject to United States federal income tax, as well as income tax of multiple state income and foreign jurisdictions. The current tax returns are open for audit through fiscal 2013.

The Company currently has a tax holiday in Costa Rica that is scheduled to expire in 2015. This tax holiday will not materially reduce the Company’s income tax provision for fiscal 2010.

(15) Product Warranties

The Company generally offers a one-year warranty for its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized with the exception of the Company’s CAD and Dimensions digital mammography products for which the Company defers the selling price of post contract customer support, based on estimated fair value, to be provided during the warranty period. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary.

Product warranty activity for the three months ended December 26, 2009 and December 27, 2008 is as follows:

	Balance at beginning of period	Provisions	Settlements/ adjustments	Balance at end of period
Three Months Ended:
December 26, 2009	$5,602	$43	$(954)	$4,691
December 27, 2008	$9,109	$1,321	$(2,306)	$8,124

(16) Restructuring Charges

In the fourth quarter of fiscal 2009, the Company closed its manufacturing facility in Shanghai, China. This facility, which manufactured organic photoconductor drum coatings, was acquired in connection with the AEG acquisition in 2006. The Company recorded restructuring charges for severance benefits of $420 and other costs of $377 in the fourth quarter of fiscal 2009. These severance benefits were paid to the employees as of September 26, 2009. In connection with this action, the Company ceased production during the fourth quarter of 2009 and recorded impairment charges of $661 in cost of

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

product sales for manufacturing equipment that had no further utility. In the first quarter of fiscal 2010, the Company recorded $487 of costs related to the clean-up and closure of this facility, including stay bonuses. At December 26, 2009, $540 was accrued related to this action for the payment of certain other costs of $344 and stay bonuses of $196.

(17) Goodwill and Intangible Assets

Goodwill

In accordance with ASC 350, Intangibles-Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets), the Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. The Company conducts its annual goodwill impairment test as of the first day of its fourth quarter of each fiscal year. There were no indicators of impairment identified during the first quarter of fiscal 2010.

In connection with completing its annual goodwill impairment test in the fourth quarter of fiscal 2009, the Company determined that if the fair value of two of its reporting units had been lower by 10%, they would have failed Step 1 of the impairment test requiring a Step 2 analysis. These reporting units, one in the Diagnostics reportable segment and one in the Skeletal Health reportable segment, had fair values at the annual impairment test date that exceeded their carrying values by 9% and 2%, respectively, and goodwill of $236.0 million and $8.2 million, respectively. The fair value of these reporting units was determined by using the Income Approach, specifically a discounted cash flow analysis (“DCF”). The key assumptions that drive the fair value in this model are the weighted-average cost of capital (“WACC”), terminal values, growth rates, and the amount and timing of expected future cash flows. A deterioration in the current worldwide financial markets and economic environment would likely result in a higher WACC because market participants would require a higher rate of return. In the DCF as the WACC increases, the fair value decreases. The other significant factor in the DCF is the Company’s projected financial information (i.e., amount and timing of expected future cash flows and growth rates) and if these assumptions were to be adversely impacted, this could result in a reduction of the fair values of these reporting units. For the Company’s other reporting units with goodwill aggregating $1.77 billion as of the annual impairment test date, the Company believes that these reporting units are not at risk of failing Step 1 of the goodwill impairment test.

The following table presents the changes in goodwill during the three months ended December 26, 2009:

Balance at September 26, 2009	$2,108,963
Adiana contingent consideration	4,396
Other adjustments	(522)
Foreign currency translation impact	(123)

Balance at December 26, 2009	$2,112,714

The allocation of goodwill by reporting segment consisted of the following:

	Balance as of December 26, 2009	Balance as of September 26, 2009
Breast Health	$662,623	$662,735
Diagnostics	577,992	578,290
GYN Surgical	863,911	859,739
Skeletal Health	8,188	8,199

	$2,112,714	$2,108,963

Intangible Assets

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

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The Company evaluates the realizability of long-lived assets, which primarily consist of property and equipment and definite lived intangible assets, whenever events or changes in circumstances or business conditions indicate that the carrying value of the long-lived assets may not be recoverable based on expectations of undiscounted future cash flows for each asset group. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment charge equals the amount by which the carrying value of the assets exceeds their fair value, determined by either a quoted market price, if any, or a value determined by utilizing discounted cash flow technique.

Intangible assets consist of the following:

Description	As of December 26, 2009		As of September 26, 2009
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed Technology	$2,138,170	$310,667	$2,137,711	$267,259
Customer Relationship	485,027	74,411	484,993	63,494
Trade Name	146,956	22,720	146,965	20,094
Patents	9,352	7,604	11,513	7,771

Totals	$2,779,505	$415,402	$2,781,182	$358,618

Amortization expense related to developed technology and patents is classified as a component of cost of product sales – amortization of intangible assets in the Consolidated Statements of Operations. Amortization expense related to customer relationships and trade names is classified as a component of amortization of intangible assets in the Consolidated Statements of Operations.

The estimated remaining amortization expense as of December 26, 2009 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2010	$170,836
Fiscal 2011	232,464
Fiscal 2012	233,875
Fiscal 2013	224,317
Fiscal 2014	215,389

(18) Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 805, Business Combinations (formerly SFAS No. 141 (Revised 2007), Business Combinations). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC 805 replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. ASC 805 retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. ASC 805 will now require acquisition costs to be expensed as incurred, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally to affect income tax expense. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. The adoption of ASC 805 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51 (codified within ASC 810, Consolidation). SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. This accounting guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This accounting guidance is

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Early adoption is prohibited. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”) (codified within ASC 815). This accounting guidance clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC 815, and it is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is the Company’s 2010 fiscal year. As a result of the adoption of this standard, the embedded derivative option in the Company’s Convertible Notes (See Note 6) continues to be considered indexed to the Company’s own stock. As a result, the adoption of this accounting guidance did not have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 has not yet been incorporated into the Codification. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167, if any, will have on its financial condition, results of operations or cash flows.

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

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	the risk that the continuing worldwide economic slowdown may adversely affect our business and prospects;

•	the importance of third party reimbursement policies to support the sales and market acceptance of our products;

•	the uncertainty of the impact of healthcare reform proposals, including a potential excise tax on medical device companies in the U.S., on our business and results of operation;

•	the risk that recent and future changes in guidelines, recommendations and studies published by various organizations could affect the use of our products;

•	the impact and anticipated benefits of recently completed acquisitions and acquisitions we may complete in the future;

•	risks associated with the continued market acceptance of our products, as well as the limited number of large customers for our ThinPrep system;

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

•

an adverse change in the projected discounted cash flows from our acquired businesses or the business climate in which they operate, including the continuation of the current financial and economic slowdown, could require us to record an impairment charge which would have an adverse impact on our operating results.

Other factors that could adversely affect our business and prospects are described in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended September 26, 2009 and in Part II, Item 1A of this report. The risks included above and in such reports are not exhaustive. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such forward-looking statement is based.

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

Our breast health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, computer-aided detection (“CAD”), minimally invasive breast biopsy and tissue extraction devices, breast biopsy guidance systems, breast imaging comfort pads, and breast brachytherapy products. We have also developed a new breast imaging platform, “Dimensions”, which utilizes a new technology, tomosynthesis, to produce three dimensional (“3D”) images, as well as conventional two dimensional (“2D”) full field digital mammography (FFDM) images. In the U.S., our Dimensions product has been approved by the FDA for providing conventional 2D images, and we are conducting further clinical trials to support our PMA application for the 3D configuration. Our Dimensions platform received CE mark approval in Europe in fiscal 2008 and Canadian registration in March 2009, both for 2D and 3D modes of imaging. Currently, we cannot determine the timing of FDA approval for our 3D configuration, if at all. We also sell breast biopsy products, and within our breast brachytherapy products is our MammoSite System, which provides accelerated partial breast irradiation technology. On August 27, 2009, we received FDA clearance for our MammoSite ML radiation therapy system, which is a multi-lumen device that provides the oncologist with additional flexibility in specifically targeting radiation in the tissue where cancer is most likely to recur.

Our diagnostics products include the ThinPrep System, which is primarily used in cytology testing applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test, which assists physicians in assessing risk of pre-term birth. In the fourth quarter of fiscal 2008, we acquired Third Wave Technologies, Inc. (“Third Wave”) a company that develops and markets molecular diagnostic reagents for a wide variety of DNA and RNA analysis applications based on its proprietary Invader chemistry. Our current clinical diagnostic offerings based upon this Invader chemistry include products to assist in the diagnosis of human papillomavirus (“HPV”), cystic fibrosis, cardiovascular risk and other diseases. We received FDA approval of Cervista HPV High Risk (“HR”) and Cervista HPV 16/18 tests in March 2009 as well as CE mark approval in Europe in January 2009 for Cervista HPV HR and in May 2009 for Cervista HPV 16/18.

Our GYN surgical products are made up of the NovaSure Endometrial Ablation System (“NovaSure System”) and the Adiana Permanent Contraception System (“Adiana System”). The Novasure System enables physicians to treat women suffering from excessive menstrual bleeding in a minimally invasive manner in order to eliminate or reduce their bleeding. The Adiana System is a form of permanent female contraception intended as an alternative to tubal ligation. We received FDA approval of the Adiana System in July 2009 and CE mark approval in Europe in 2008. Our revenues from the Adiana System have been modest to date as both the U.S. and international market launches were limited.

Our skeletal health products primarily consist of dual-energy X-ray bone densitometry systems, an ultrasound-based osteoporosis assessment product, our Fluoroscan mini C-arm imaging product and the Esaote line of extremity Magnetic Resonance Imaging (“MRI”) systems that were manufactured by an original equipment manufacturer.

In the first quarter of fiscal 2010, we adopted FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified within ASC 470, Debt), which impacts the accounting for our Convertible Notes. The accounting guidance has been retrospectively applied. See Note 6 in the accompanying consolidated financial statements for additional information.

Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the U.S. and other countries include, but are not limited to, the following: Adiana, AEG, ATEC, Celero, Cervista, Cytyc, Dimensions, Eviva, Fluoroscan, Gestiva, Invader, MammoSite, NovaSure, Rapid FFN, Selenia, Suros, ThinPrep, and Third Wave.

RECENT DEVELOPMENTS

Market acceptance of our medical products in the United States and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient demand for our products and procedures and the reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors.

Since the end of calendar 2008, the uncertainty surrounding world financial markets and slowdown in worldwide macroeconomic conditions have caused and may continue to cause the purchasers of medical equipment to decrease their medical equipment purchasing and procurement activities. Additionally, constrictions in world credit markets have caused and continue to cause our customers to experience difficulty securing the financing necessary to purchase our products. Economic uncertainty has and may continue to result in cost-conscious consumers focusing on acute care rather than wellness, which could adversely affect demand for our products and procedures. Furthermore, governments and other third party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely effect sales of our products. If the current adverse economic conditions continue, our business and prospects may be negatively impacted.

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

These reforms or cost containment measures, including the uncertainty in the medical community regarding their nature and effect, could have an adverse effect on our customers’ purchasing decisions regarding our products and could harm our business and prospects.

As we operate in a highly regulated industry, other governmental actions may adversely affect our business, operations or financial condition, including, without limitation: new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, method of delivery and payment for health care products and services; changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity; changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products and treatments; new laws, regulations and judicial decisions affecting pricing or marketing practices; and changes in the tax laws relating to our operations, including those associated with proposed health care reform, such as the tax proposal included in the health-care reform bill recently approved by the U.S. Senate that would assess an annual tax on the revenue of medical device manufacturers based upon market share, could have a material adverse impact on our results of operations.

Professional societies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities from time to time. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, cost-effectiveness, and use of related therapies. Organizations like these have in the past made recommendations about our products and those of our competitors. Recommendations, guidelines or studies that are followed by patients and healthcare providers could result in decreased use of our products. For example, in November 2009, the American College of Obstetricians and Gynecologists changed their recommendations for pap smear screening, and the United States Preventive Services Task Force changed their recommendations for mammography screening. These new recommendations could significantly reduce the amount of screening using our ThinPrep, Selenia and related products and adversely affect the sale of those products.

In recent history, there have been periodic significant fluctuations in foreign currencies relative to the U.S. dollar. A majority of our sales to international dealers are denominated in U.S. dollars. The ongoing fluctuations of the value of the U.S. dollar may cause our products to be less competitive in international markets and may impact sales and margins over time. In addition, we have international sales, principally in our Diagnostics segment, that are denominated in foreign currencies. The value of these sales is also impacted by fluctuations in the value of the U.S. dollar. Given the uncertainty in the worldwide financial markets, foreign currency fluctuations may be significant in the future, and if the U.S. dollar strengthens, we may experience a material adverse effect on our international sales and margins.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales.

	Three Months Ended				Change
	December 26, 2009		December 27, 2008
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Breast Health	$126,724	31%	$158,901	37%	$(32,177)	(20)%
Diagnostics	139,410	34%	133,512	31%	5,898	4%
GYN Surgical	70,982	17%	67,513	16%	3,469	5%
Skeletal Health	14,294	3%	20,182	5%	(5,888)	(29)%

	$351,410	85%	$380,108	89%	$(28,698)	(8)%

In the current quarter, our product sales decreased 8% compared to the corresponding period in the prior year, primarily due to a $32.2 million decrease in revenues from our Breast Health products and a $5.9 million decrease in revenue from our Skeletal Health products, partially offset by increased revenues in our Diagnostics and GYN Surgical segments of $5.9 million and $3.5 million, respectively.

Breast Health product sales decreased 20% in the current quarter compared to the corresponding period in the prior year, primarily due to a $23.0 million decrease in digital mammography systems sales principally due to a reduction in the number of Selenia full field mammography systems and related components, including CAD software, sold domestically. We attribute the decline in digital mammography system sales primarily due to the cost pressures faced by hospitals as a result of the continuing worldwide economic instability, which we had yet to fully experience in the first quarter of fiscal 2009 due to the longer sales cycle for these products. The reduction in revenues is also due to product mix and configuration differences compared to the first quarter of fiscal 2009. As of the end of fiscal 2009, we also phased out the supply of digital detectors to an OEM and closed our AEG organic photoconductor drum coatings manufacturing operations in Shanghai, which combined had $7.5 million of revenue in the first quarter of fiscal 2009. These decreases were partially offset by a $4.6 million increase in revenues from our breast biopsy products. The increase in breast biopsy product sales was primarily attributable to an increase in the number of Eviva and Celero biopsy devices sold domestically.

Diagnostics product sales, which include ThinPrep, Rapid Fetal Fibronectin Test, Cervista and other Third Wave products, increased 4% in the current quarter compared to the corresponding period in the prior year primarily due to sales of Cervista, which we received FDA approval in the second quarter of fiscal 2009. The increase in revenues is also due to an increase in ThinPrep pap tests sold internationally and continued growth in imager adoption.

GYN Surgical product sales, which include our NovaSure System and Adiana System, increased 5% in the current quarter compared to the corresponding period in the prior year due to an increase in the number of NovaSure systems sold internationally and, to a much lesser extent, limited sales of the Adiana system, which was approved by the FDA in the fourth quarter of fiscal 2009.

Skeletal Health product sales decreased 29% in the current quarter compared to the corresponding period in the prior year, primarily due to a $4.6 million decrease in osteoporosis assessment product sales principally a result of a decrease in the number of bone densitometry systems sold worldwide. This product line continues to experience a difficult capital equipment environment worldwide and the ongoing effects of the reduction in reimbursement for osteoporosis exams in the U.S.

In the first three months of fiscal 2010, approximately 79% of product sales were generated in the United States, 13% in Europe, 5% in Asia, and 3% in other international markets. In the first three months of fiscal 2009, approximately 78% of product sales were generated in the United States, 13% in Europe, 4% in Asia, and 5% in other international markets.

Service and Other Revenues.

	Three Months Ended				Change
	December 26, 2009		December 27, 2008
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$61,038	15%	$49,125	11%	$11,913	24%

Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 24% in the current quarter compared to the corresponding period of the prior year primarily in our Breast Health business due to an increase in the number of service contracts driven by an increase in our installed base of our full field digital mammography systems.

Cost of Product Sales.

	Three Months Ended				Change
	December 26, 2009		December 27, 2008
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales	$116,260	33%	$124,421	33%	$(8,161)	(7)%
Cost of Product Sales – Amortization of Intangible Assets	43,520	12%	37,746	10%	5,774	15%

	$159,780	45%	$162,167	43%	$(2,387)	(1)%

Product sales gross margin decreased to 55% in the current quarter compared to 57% in the corresponding period in the prior year primarily due to an increase in intangible asset amortization expense of $5.8 million.

Cost of Product Sales. The cost of product sales as a percentage of products sales was 33% for both the current quarter and the corresponding period in the prior year. Cost of product sales as a percentage of product revenues benefited from the increase in sales of our Diagnostics and GYN Surgical businesses as these products have a lower product cost compared to our Breast Health and Skeletal Health products. This benefit was offset by decreased margins attributable to lower absorption of manufacturing costs in our Breast Health segment due to lower sales volumes and excess capacity at certain of our manufacturing facilities related to limited launches of products approved in the second half of fiscal 2009.

Cost of Product Sales – Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology. These intangible assets are generally being amortized over their estimated useful lives of between 8.5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increase in amortization is due to the method of recognition based on the expected economic benefits of the underlying assets, primarily related to the intangible assets acquired in the Cytyc merger in the first quarter of fiscal 2008. The $5.8 million increase in these costs primarily relates Cytyc-related amortization, which increased to $37.9 million in the current quarter from $32.1 million in the corresponding period in the prior year.

Cost of Service and Other Revenues.

	Three Months Ended				Change
	December 26, 2009		December 27, 2008
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenues	$36,223	59%	$37,107	76%	$(884)	(2)%

Service and other revenues gross margin has improved to 41% in the current quarter from 24% in the corresponding period in the prior year due in part to the improved absorption of fixed service costs and the continued growth of service contract revenue, primarily in the Breast Health business. We have been able to convert a high percentage of our domestic installed base of full field digital mammography systems to service contracts upon the expiration of the warranty period. In addition, warranty costs have decreased due to lower failure rates in certain of our products.

Operating Expenses.

	Three Months Ended				Change
	December 26, 2009		December 27, 2008
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$23,198	6%	$23,793	6%	$(595)	(3)%
Selling and marketing	64,597	16%	65,002	15%	(405)	(1)%
General and administrative	42,615	10%	34,805	8%	7,810	22%
Amortization of intangible assets	13,579	3%	12,638	3%	941	7%
Restructuring charge	487	—%	—	—%	487	100%

	$144,476	35%	$136,238	32%	$8,238	6%

Research and Development Expenses. Research and development expenses decreased 3% in the current quarter as compared to the corresponding period in the prior year. This decrease was primarily due to pre-release production costs related to Adiana included in the first quarter of fiscal 2009 that are no longer being incurred due to its FDA approval and limited commercial release in the fourth quarter of fiscal 2009. Accordingly, there are no such costs in the current quarter. In addition, there is an overall reduction in spending as we continue to focus on our cost reduction initiatives. These decreases are offset by an increase in clinical trials and other research spending for a number of projects for product enhancements and new products. We expect total research and development expenses to increase in the remainder of fiscal 2010 due to the timing of clinical trial expenses.

Selling and Marketing Expenses. Selling and marketing expenses decreased 1% in the current quarter as compared to the corresponding period in the prior year. This decrease was primarily due to incurring slightly lower expenses for the RSNA trade show and lower spending for internal annual sales meetings, advertising and medical education as we continue our cost reduction initiatives. Partially offsetting these decreases were higher distributor and third-party commissions.

General and Administrative Expenses. General and administrative expenses increased 22% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in legal fees of $3.5 million as a result of the timing of litigation related activity, and increase in compensation primarily due to a transition payment to the former CEO of $1.7 million, an increase in value of the SERP, which is driven by an increase in stock market valuations, of $1.6 million, and higher stock compensation expense of $0.8 million.

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

Restructuring Charge. During the fourth quarter of 2009, we closed our manufacturing facility in Shanghai, China due to Chinese government requirements to move the facility. This facility, which manufactured organic photoconductor drum coatings, was acquired in connection with the AEG acquisition in 2006. In connection with this action, we recorded restructuring costs for severance benefits and other costs of $0.8 million in the fourth quarter of fiscal 2009. In the first quarter of fiscal 2010, we have incurred clean-up and closure costs of $0.5 million. As of December 26, 2009, $0.5 million was accrued.

Interest Income.

	Three Months Ended		Change
	December 26, 2009	December 27, 2008
	Amount	Amount	Amount	%
Interest Income	$185	$446	$(261)	(59)%

Interest income decreased in the current quarter compared to the corresponding period in the prior year primarily due to a decline in interest rates.

Interest Expense.

	Three Months Ended		Change
	December 26, 2009	December 27, 2008
	Amount	Amount	Amount	%
Interest Expense	$(31,804)	$(34,342)	$2,538	(7)%

Interest expense consists primarily of the interest costs and the related amortization of the debt discount of our 2.0% Convertible Notes as well as the amortization of deferred financing costs. In fiscal 2010, we implemented a new accounting standard that changed the accounting for convertible debt instruments with cash settlement features and required us to allocate a portion of our Convertible Notes to equity based on the relative fair value of the embedded conversion feature in our Convertible Notes. This component is recorded as the debt discount and is amortized to interest expense. This new accounting guidance was retrospectively applied to prior periods (see Note 6 in the notes to the accompanying consolidated financial statements for additional information). In addition, we incur interest costs and the related amortization of deferred financing costs of our senior secured credit agreement. Interest expense decreased in the current quarter compared to the corresponding period in the prior year primarily due to our paying down the outstanding principal amounts under our senior secured credit agreement, partially offset by higher overall interest expense on our Convertible Notes due to using the effective interest method to amortize the debt discount.

Other Income (Expense), net.

	Three Months Ended		Change
	December 26, 2009	December 27, 2008
	Amount	Amount	Amount	%
Other Income (Expense), net	$743	$(3,081)	$3,824	(124)%

In the first quarter of fiscal 2010, this account is primarily comprised of an increase in the cash surrender value of life insurance contracts related to our SERP of $0.8 million, and an increase related to non-income tax related government credits of $0.8 million partially offset by $1.2 million of foreign currency transaction losses. In the first quarter of fiscal 2009, these expenses primarily included foreign currency transaction losses of approximately $2.1 million and a decrease in the cash surrender value of life insurance contracts related to our SERP of approximately $1.1 million.

Provision for Income Taxes.

	Three Months Ended		Change
	December 26, 2009	December 27, 2008
	Amount	Amount	Amount	%
Provision for Income Taxes	$14,998	$18,586	$(3,588)	(19)%

Our effective tax rate was 36.5% and 32.8% of pre-tax earnings in the first quarter of fiscal 2010 and 2009, respectively. For the three months ended December 27, 2008, the effective tax rate was reduced primarily due to a retroactive reinstatement of the Federal research and development tax credit. We expect an effective tax rate of approximately 36% to 37% of pre-tax earnings in fiscal 2010.

Segment Results of Operations

We report our business as four segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the footnotes to the consolidated financial statements included in our 2009 Annual Report on Form 10-K. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Breast Health.

	Three Months Ended		Change
	December 26, 2009	December 27, 2008
	Amount	Amount	Amount	%
Total Revenues	$179,073	$199,112	$(20,039)	(10)%

Operating Income	$27,786	$44,960	$(17,174)	(38)%

Operating Income as a % of Segment Revenue	16%	23%

Breast Health revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to the $32.2 million decrease in product revenues discussed above partially offset by an increase in service revenues of $12.2 million that is substantially related to additional service contracts for the increased number of Selenia systems in our installed base.

Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year primarily due to reduced gross margin on an absolute dollar basis as a result of lower product revenues and higher operating expenses related to clinical spending, increased litigation costs and higher third-party commissions. Our gross margin in this business segment was consistent at 49% for both periods. However, there was product margin deterioration from under absorption primarily due to lower volumes and increased intangible asset amortization offset by improvements in service margin primarily due to our relatively fixed cost structure to support service contracts as well as lower warranty costs.

Diagnostics.

	Three Months Ended		Change
	December 26, 2009	December 27, 2008
	Amount	Amount	Amount	%
Total Revenues	$140,400	$134,624	$5,776	4%

Operating Income	$27,416	$24,283	$3,133	13%

Operating Income as a % of Segment Revenue	20%	18%

Diagnostics revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product sales discussed above.

Operating income increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in revenues and lower operating expenses, primarily sales and marketing related expenditures for advertising, market research and medical training, and a reduction in compensation costs. Partially offsetting these increases to operating income was lower gross margin at 54% in the first quarter of fiscal 2010 compared to 55% in the corresponding period in the prior year. The slight deterioration in gross margin was primarily due to additional amortization of intangible assets of $24.5 million in the current quarter compared to $22.6 million in the corresponding period in the prior year, and to a lesser extent, there was slightly lower overhead absorption.

GYN Surgical.

	Three Months Ended		Change
	December 26, 2009	December 27, 2008
	Amount	Amount	Amount	%
Total Revenues	$71,453	$67,949	$3,504	5%

Operating Income	$14,724	$19,981	$(5,257)	(26)%

Operating Income as a % of Segment Revenue	21%	29%

GYN Surgical revenues increased in the first quarter of fiscal 2010 compared to the corresponding period in the prior year due to the increase in product sales discussed above.

Operating income decreased in the first quarter of fiscal 2010 compared to the corresponding period in the prior year primarily due to a reduction in gross margin to 62% in the first quarter of fiscal 2010 compared to 69% in the corresponding period in the prior year and higher compensation expenses related to an increase in sales headcount and related expenses. Gross margin deteriorated in the current quarter due to an increase in amortization of intangible assets of $11.7 million compared to $9.6 million in the corresponding period in the prior year. In addition, we experienced unfavorable manufacturing variances for our recently introduced Adiana product.

Skeletal Health.

	Three Months Ended		Change
	December 26, 2009	December 27, 2008
	Amount	Amount	Amount	%
Total Revenues	$21,522	$27,548	$(6,026)	(22)%

Operating Income	$2,043	$4,497	$(2,454)	(55)%

Operating Income as a % of Segment Revenue	9%	16%

Skeletal Health revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to the decline in product sales discussed above.

Operating income decreased in the current quarter compared to the corresponding period in the prior year primarily due to a reduced gross margin in absolute dollars as a result of lower revenues. Our gross margin in this business segment was 42% in the current quarter as compared to 41% in the corresponding period in the prior year. Operating expenses remained relatively flat.

Liquidity and Capital Resources

At December 26, 2009, we had $540.6 million of working capital, and our cash and cash equivalents totaled $345.0 million. Our cash and cash equivalents balance increased by approximately $51.9 million during the first quarter of fiscal 2010 due to cash generated from our operations. This cash source was partially offset by our financing activities relating to our repayment of amounts outstanding under our credit agreement, as well as cash used in our investing activities primarily for capital expenditures and placement of equipment under customer usage agreements.

Our operating activities provided us with $126.0 million of cash, which included net income of $26.1 million increased by non-cash charges for depreciation and amortization of an aggregate $74.0 million, non-cash interest expense of $21.1 million, and stock-based compensation expense of $8.1 million. Cash provided by operations due to changes in our operating assets and liabilities included an increase in deferred revenue of $9.6 million. The cash provided by these changes in our operating assets and liabilities was primarily offset by an increase in inventories of $12.0 million. The increase in deferred revenue was primarily due to an increase in the number of service contracts as our installed base of full field digital mammography systems continues to grow. The increase in inventories was primarily related to increased production of newly released products as we prepare for full commercial releases.

In the first quarter of fiscal 2010, we used approximately $15.3 million of cash in investing activities. This use of cash was primarily attributable to an aggregate of $10.1 million for purchases of property and equipment, which consisted primarily of manufacturing equipment and computer hardware, and the placement of equipment under customer usage agreements. In addition, we also purchased $5.3 million of life insurance contracts to fund future payments under our SERP.

In the first quarter of fiscal 2010, we utilized $58.8 million of cash in financing activities, substantially for repayments of the term loans under our credit agreement. We also purchased substantially all of the remaining non-controlling interest of our Third Wave Japanese subsidiary for $2.7 million.

Debt

We had total debt outstanding of $1.51 billion at December 26, 2009. This balance is comprised of our Convertible Notes of $1.39 billion, which is net of a debt discount of $333.3 million attributable to the embedded conversion feature in the notes, and term loans under our credit agreement of $119.5 million.

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

In order to complete the acquisition of Third Wave, we borrowed $540 million under the credit facilities on July 17, 2008, consisting of $400 million under the Term Loan A and $140 million under the Term Loan B. As of December 26, 2009, we had an aggregate of $119.5 million of principal outstanding under this credit facility of which $85.0 million was under the Term Loan A and $34.5 million was under the Term Loan B. The long-term portion of the Term Loan A and Term Loan B was $61.4 million and $28.2 million, respectively, at December 26, 2009. Subsequent to December 26, 2009, we paid down approximately $22.5 million of the outstanding principal of which $20.0 million was a voluntary payment and is reflected in current portion of long-term debt on our Consolidated Balance Sheet at December 26, 2009. The final maturity dates for the credit facilities are September 30, 2012 for Term Loan A and Revolving Facilities and March 31, 2013 for Term Loan B.

Our domestic subsidiaries, which are party to the Amended Credit Agreement, have guaranteed our obligations under the credit facilities, and the credit facilities are secured by first-priority liens on, and first-priority security interests in, substantially all of our assets, a first priority security interest in 100% of the capital stock issued by each guarantor, 65% of the capital stock issued by certain of our first-tier foreign subsidiaries and all intercompany debt.

All amounts outstanding under the credit facilities currently bear interest, at our option, as follows:

With respect to loans made under the revolving facility and the Term Loan A:

(i)	at the Base Rate plus 1.25% per annum; or

(ii)	at the reserve adjusted Eurodollar Rate plus 2.25% per annum; and

With respect to loans made under the Term Loan B:

(i)	at the Base Rate plus 2.25% per annum; or

(ii)	at the reserve adjusted Eurodollar Rate plus 3.25% per annum.

The margin applicable to loans under the Revolving Facility and the Term Loan A is subject to specified changes based on certain changes in the leverage ratio as specified in the Amended Credit Agreement.

Interest accruing at the base rate generally is payable on a quarterly basis. Interest accruing at the Eurodollar Rate is payable on the last day of selected interest periods (which shall be one, two, three and six months and in certain circumstances, nine or twelve months) unless the interest period exceeds three months, in which case, interest will be due at the end of every three months. The weighted average interest rate under the Amended Credit Agreement was 2.80% and 5.24% during the first quarter of fiscal 2010 and 2009, respectively.

We are required to pay a quarterly commitment fee, at a per annum rate of 0.375%, on the undrawn commitments available under the revolving credit facility, which per annum rate is subject to reduction based on a leverage ratio as specified in the Amended Credit Agreement.

The credit facilities contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including financial covenants which require us to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter. We were in compliance with our financial covenants as of December 26, 2009.

Convertible Notes. On December 10, 2007, we issued and sold $1.725 billion aggregate original principal amount of our 2.00% Convertible Senior Notes due 2037. The Convertible Notes were registered under an effective Registration Statement and were issued pursuant to an Indenture between us and Wilmington Trust Company, as Trustee and a First Supplemental Indenture thereto, both dated December 10, 2007. The net proceeds from the offering were approximately $1.69 billion, after deducting the underwriters’ discounts and estimated offering expenses. At December 26, 2009, the Convertible Notes are recorded at $1.39 billion, which is net of a debt discount as required by U.S. generally accepted accounting principles. Effective in the first quarter of fiscal 2010, we retrospectively adopted new accounting standards that changed the accounting for convertible instruments with cash settlement features. See Note 6 in the consolidated financial statements for additional information pertaining to this new accounting standard.

Holders may require us to repurchase the Convertible Notes on December 13, 2013, and on each of December 15, 2017, 2022, 2027 and 2032 at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest. We may redeem any of the Convertible Notes beginning December 18, 2013, by giving holders at least 30 days’ notice. We may redeem the Convertible Notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

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

The Convertible Notes may be converted into shares of our common stock at a conversion price of approximately $38.60 per share, subject to adjustment, prior to the close of business on September 15, 2037, subject to prior redemption or repurchase of the Convertible Notes, upon the occurrence of certain events, as defined. None of the events that would allow the holders to convert prior to September 15, 2037 have occurred to date. In lieu of delivery of shares of our common stock upon conversion of the Convertible Notes, we may elect to deliver cash or a combination of cash and shares of our common stock. If we elect to satisfy our conversion obligation in a combination of cash and shares of our common stock, we will deliver up to a specified dollar amount of cash per $1,000 original principal amount of Convertible Notes, and will settle the remainder of our conversion obligation in shares of our common stock, in each case based on the daily conversion value calculated as provided in the indenture for the Convertible Notes. It is our current intent and policy to settle any conversion of the Convertible Notes as if we had elected to make the net share settlement election.

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

Sale of Gestiva

On January 16, 2008, we entered into a definitive agreement pursuant to which we agreed to sell full U.S. and world-wide rights to our Gestiva pharmaceutical product to KV Pharmaceutical Company upon approval of the pending Gestiva new drug application (the “Gestiva NDA”) by the FDA for a purchase price of $82.0 million. The Gestiva product is a drug that, if approved by the FDA, could be used in the prevention of preterm births in pregnant women with a history of at least one spontaneous preterm birth. Under this agreement, we received $9.5 million of the purchase price in fiscal 2008, and the balance was due upon final approval of the Gestiva NDA by the FDA on or before February 19, 2010 and the production of a quantity of Gestiva suitable to enable the commercial launch of the product. This $9.5 million was recorded as a deferred gain within current liabilities in the Consolidated Balance Sheet. Either party had the right to terminate the agreement if FDA approval was not obtained by February 19, 2010. On January 8, 2010, the parties executed an amendment to the agreement eliminating the date by which FDA approval must be received and extended the term indefinitely. In consideration of executing this amendment, the purchase price was changed from the original agreement and increased to $199.5 million. We received $70.0 million at the signing of the amendment and are due to receive an additional $25.0 million upon FDA approval of the product and an additional $95.0 million over a nine-month period beginning one year following FDA approval.

Under the arrangement, we are continuing our efforts to obtain FDA approval of the NDA for the Gestiva product. All costs incurred in these efforts are being reimbursed by KV Pharmaceutical and recorded as a credit against research and development expenses. These reimbursed costs have not been material to date on an annual basis. We expect that the amounts recorded in deferred gain will be recognized upon the closing of the transaction following final FDA approval of the Gestiva NDA. We cannot assure that we will be able to obtain the requisite FDA approval, that the transaction will be completed or that it will receive the balance of the purchase price. Moreover, if KV Pharmaceutical terminates the agreement prior to the transfer of the rights to the Gestiva product as a result of a breach by us of a material representation, warranty, covenant or agreement, we will be required to return the funds previously received as well as expenses reimbursed by KV.

Contingent Earn-Out Payments

As a result of the merger with Cytyc, we assumed the obligation to the former Adiana stockholders to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155 million based on worldwide sales of the Adiana System in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. We received FDA approval of the Adiana System on July 6, 2009, and we began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. The total accrued contingent consideration at December 26, 2009 is $5.1 million. The contingent consideration is being recorded as additional purchase price, and under the terms of the agreement the first payment is not due to the Adiana shareholders until October 2010. The agreement includes an indemnification provision that provides for the reimbursement of qualifying legal expenses in defense of the Adiana intellectual property, and we have the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs. Legal costs have not been material to date.

Legal Contingencies

We are currently involved in certain legal proceedings and claims. In connection with these legal proceedings and claims, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with ASC 450, Contingencies (formerly SFAS No. 5, Accounting for Contingencies), loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. It is possible that future results or our financial position for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

Future Liquidity Considerations

We expect to continue to review and evaluate potential acquisitions of businesses, products or technologies, and strategic alliances that we believe will complement our current or future business. Subject to the “Cautionary Statement” and “Recent Developments” sections above, and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2009, as well as other cautionary statements set forth in this report, we believe that cash flow from operations and cash available from our Amended Credit Agreement will provide us with sufficient funds in order to fund our expected operations over the next twelve months. Our longer-term liquidity is contingent upon future operating performance and our ability to continue to meet financial covenants under our Amended Credit Agreement. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments, or to repay our convertible notes. The holders of the Convertible Notes may require us to repurchase the notes on December 13 of 2013, and on each of December 15, 2017, 2022, 2027 and 2032 at a repurchase price equal to 100% of their accreted principal amount. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under the above-referenced risk factors and cautionary statements. These risks, trends and uncertainties may also adversely affect our long-term liquidity.

Critical Accounting Polices

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” and “Recent Developments” above and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2009, as well as other cautionary statements set forth in this report.

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2009, and as set forth below. Except as disclosed herein, there have been no material changes to our critical accounting policies from those set forth in our Annual Report.

During the first quarter of fiscal 2010, we adopted the guidance of ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Arrangements that Include Software Elements. The adoption of these ASUs is more fully discussed in Note 4 to the accompanying consolidated financial statements. The impact of adoption was not material to the first quarter of fiscal 2010, and if these new standards had been applied in the same manner in fiscal 2009, the impact would not have been material to the first quarter of fiscal 2009.

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 805, Business Combinations (formerly SFAS No. 141 (Revised 2007), Business Combinations). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC 805 replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. ASC 805 retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. ASC 805 will now require acquisition costs to be expensed as incurred, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally to affect income tax expense. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our 2010 fiscal year. The adoption of ASC 805 did not have a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51 (codified within ASC 810, Consolidation). SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. This accounting guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is our 2010 fiscal year. Early adoption is prohibited. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”) (codified within ASC 815). This accounting guidance clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC 815, and it is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is our 2010 fiscal year. As a result of the adoption of this standard, the embedded derivative option in our Convertible Notes (See Note 6) continues to be considered indexed to our own stock. As a result, the adoption of this accounting guidance did not have a material impact on our financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 has not yet been incorporated into the Codification. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We have not completed our assessment of the impact SFAS 167, if any, will have on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, cost-method investments, accounts payable and debt obligations. Except for our outstanding Convertible Notes, the fair value of these financial instruments approximates their carrying amount. As of December 26, 2009, we have $1.725 billion of principal of Convertible Notes outstanding, which is recorded net of a debt discount on our Balance Sheet at $1.39 billion. The fair value of our Convertible Notes was approximately $1.47 billion as of December 26, 2009 based on the trading price as of that date.

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to, at our option, with respect to the borrowings under the Revolving Facility and Term Loan A of either (1) the Base Rate (the greater of the prime rate as quoted in The Wall Street Journal and the Federal Funds Effective Rate) plus 1.25% or (2) the Eurodollar Rate, plus 2.25% and with respect to the Term Loan B of either (1) the Base Rate (the greater of the prime rate as quoted in The Wall Street Journal and the Federal Funds Effective Rate) plus 2.25% or (2) the Eurodollar Rate, plus 3.25%.

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

We conduct business worldwide and maintain sales and service offices outside the United States as well as manufacturing facilities in Germany and Costa Rica. The expenses of our international offices are denominated in local currencies, except at our Costa Rica subsidiary, where the majority of the business is conducted in U.S. dollars. Our international sales are denominated in a number of currencies, primarily the Euro and U.S. dollar. Fluctuations in the foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency.

We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in the Euro are affected by changes in the relative strength of the U.S. dollar against the Euro. Our expenses, denominated in Euros, are positively affected when the U.S. dollar strengthens against the Euro and adversely affected when the U.S. dollar weakens. However, we believe that the foreign currency exchange risk is not significant. A hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material impact on our financial condition or results of operations.

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

As of December 26, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

HOLOGIC, INC.

Item 1.	Legal Proceedings.

There are no material changes in Legal Proceedings as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 26, 2009 except as discussed below:

On October 5, 2007, Ethicon Endo-Surgery, Inc., a Johnson & Johnson operating company, filed a complaint against the Company and its wholly-owned subsidiary Suros in the United States District Court for the Southern District of Ohio, Western Division. The complaint alleges that certain of the ATEC biopsy systems manufactured and sold by Suros infringe four Ethicon patents. An amended complaint filed January 11, 2008 additionally asserts claims of unfair competition. The complaint seeks to enjoin Hologic and Suros from conducting acts of unfair competition and infringing the patents as well as the recovery of unspecified damages and costs. A Markman hearing was held on January 8, 2009, and the Court issued its ruling on April 3, 2009. A court ordered settlement conference occurred on August 11, 2009 without any resolution. On January 27, 2010, the Court granted the Company’s motion for summary judgment of non-infringement as to one of the four patents in suit. The trial with respect to the three remaining patents started on February 1, 2010. The Company is unable to reasonably estimate the ultimate outcome of this case.

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception System, would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana Permanent Contraception System. The complaint seeks preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana System based on alleged infringement of certain claims of three of the five patents. A hearing on Conceptus’ preliminary injunction motion was held on November 4, 2009, and on November 6, 2009, the judge issued an order denying the motion. A hearing on claim construction is scheduled for March 10, 2010. On January 19, 2010, upon stipulation of the parties, the Court dismissed all claims relating to three of the five asserted patents with prejudice. A Markman hearing is scheduled for March 10, 2010. A trial date has been scheduled for February 28, 2011. Based on the early stage of this litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

Item 1A.	Risk Factors

There are no material changes in the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 26, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The following table sets forth information about deemed repurchases of our common stock to cover employee income tax withholding obligations in connection with the vesting of restricted stock units under our equity incentive plans for the three months ended December 26, 2009:

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
September 27, 2009 – October 24, 2009	—	$—	—
October 25, 2009 – November 21, 2009	149,067	15.59	—
November 22, 2009 – December 26, 2009	—	—	—

Total	149,067	$15.59	—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number		Reference

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

101.INS	XBRL Instance Document	filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	filed herewith

HOLOGIC, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

February 4, 2010	/S/ ROBERT A. CASCELLA
Date	Robert A. Cascella
Chief Executive Officer

February 4, 2010	/S/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)