Form 10-Q
period 2010-03-27
HOLOGIC INC
filed 2010-05-06
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

or

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

As of May 3, 2010, 259,087,850 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 27, 2010	September 26, 2009
		As Adjusted (1)
ASSETS
Current assets:
Cash and cash equivalents	$431,315	$293,186
Restricted cash	872	916
Accounts receivable, less reserves of $7,677 and $7,279, respectively	266,806	263,231
Inventories	195,676	182,780
Deferred income tax assets	74,423	52,165
Prepaid expenses and other current assets	31,856	29,238

Total current assets	1,000,948	821,516

Property and equipment, net	256,918	271,628
Intangible assets, net	2,307,049	2,422,564
Goodwill	2,116,483	2,108,963
Other assets	58,476	59,555

Total assets	$5,739,874	$5,684,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$48,293	$38,373
Accounts payable	49,690	46,589
Accrued expenses	152,037	137,284
Deferred revenue	116,370	97,544
Deferred gain	79,500	9,500

Total current liabilities	445,890	329,290

Long-term debt, net of current portion	689	139,955
Convertible debt (principal of $1,725,000, Note 6)	1,409,842	1,373,923
Deferred income tax liabilities	1,023,163	1,045,183
Deferred service obligations – long-term	11,545	11,364
Other long-term liabilities	58,771	58,534
Commitments and contingencies (Notes 6, 7, 8, 9 and 15)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 259,249 and 257,938 shares issued, respectively	2,592	2,579
Capital in excess of par value	5,204,735	5,182,060
Accumulated deficit	(2,417,544)	(2,464,257)
Accumulated other comprehensive income	1,709	7,028
Treasury stock, at cost – 219 and 214 shares, respectively	(1,518)	(1,433)

Total stockholders’ equity	2,789,974	2,725,977

Total liabilities and stockholders’ equity	$5,739,874	$5,684,226

(1)	Adjusted for the retrospective adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (codified within Accounting Standards Codification (“ASC”) Topic 470, Debt). See Note 6.

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
		As Adjusted (1)		As Adjusted (1)
Revenues:
Product sales	$353,119	$351,887	$704,529	$731,995
Service and other revenues	64,993	50,127	126,031	99,252

	418,112	402,014	830,560	831,247

Costs and expenses (1):
Cost of product sales	120,570	113,387	236,830	237,808
Cost of product sales – amortization of intangible assets	43,526	37,760	87,046	75,506
Cost of product sales – impairment of intangible assets	—	4,065	—	4,065
Cost of service and other revenues	40,377	37,228	76,600	74,335
Research and development	25,298	24,428	48,496	48,221
Selling and marketing	61,461	58,472	126,058	123,474
General and administrative	38,693	38,810	81,308	73,615
Amortization of intangible assets	13,577	12,693	27,156	25,331
Litigation-related settlement charge	12,500	—	12,500	—
Restructuring (benefit) charge	(132)	—	355	—
Loss on divestiture	341	—	341	—
Impairment of goodwill	—	2,340,023	—	2,340,023

	356,211	2,666,866	696,690	3,002,378

Income (loss) from operations	61,901	(2,264,852)	133,870	(2,171,131)
Interest income	401	347	586	793
Interest expense	(32,321)	(33,212)	(64,125)	(67,554)
Other income (expense), net	777	(674)	1,520	(3,755)

Income (loss) before income taxes	30,758	(2,298,391)	71,851	(2,241,647)
Provision for income taxes	10,140	11,728	25,138	30,314

Net income (loss)	$20,618	$(2,310,119)	$46,713	$(2,271,961)

Net income (loss) per common share:
Basic	$0.08	$(9.01)	$0.18	$(8.86)

Diluted	$0.08	$(9.01)	$0.18	$(8.86)

Weighted average number of common shares outstanding:
Basic	258,653	256,374	258,339	256,293

Diluted	261,478	256,374	261,141	256,293

(1)	Adjusted for the retrospective adoption of FSP APB 14-1. See Note 6.

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	March 27, 2010	March 28, 2009
		As adjusted (1)
OPERATING ACTIVITIES
Net income (loss)	$46,713	$(2,271,961)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	33,587	31,393
Amortization	114,202	100,837
Fair value write-up of Third Wave inventory sold	—	834
Non-cash interest expense – amortization of debt discount and deferred financing costs	43,126	38,794
Goodwill impairment charge	—	2,340,023
Charge for impairment of acquired intangible assets	—	4,065
Other-than-temporary impairment charge on a cost-method investment	—	310
Excess tax benefit related to exercise of non-qualified stock options	(1,490)	(299)
Stock-based compensation expense	16,575	16,343
Deferred income taxes	(44,237)	(13,165)
Loss on disposal of property and equipment	1,619	2,133
Loss on divestiture	341	—
Other non-cash activity	1,637	658
Changes in operating assets and liabilities:
Accounts receivable	(7,087)	16,724
Inventories	(14,908)	(9,166)
Prepaid income tax	29	8,087
Prepaid expenses and other current assets	(3,298)	(1,899)
Accounts payable	3,127	(7,389)
Accrued expenses and other liabilities	9,459	(27,713)
Deferred revenue	20,704	12,514

Net cash provided by operating activities	220,099	241,123

INVESTING ACTIVITIES
Purchase of property and equipment	(12,292)	(16,558)
Increase in equipment under customer usage agreements	(9,777)	(10,667)
Divestiture of business, net of cash transferred to buyer	(2,164)	—
Deferred gain	70,000	—
Additional business acquisition consideration, net	—	(229)
Purchase of insurance contracts	(5,322)	(5,322)
Purchase of other intangible assets	(500)	(238)
Proceeds from sale of intellectual property	1,500	750
Purchase of cost-method investment	(475)	(225)
Decrease in restricted cash	44	235

Net cash provided by (used in) investing activities	41,014	(32,254)

FINANCING ACTIVITIES
Repayments under credit agreement	(127,198)	(87,685)
Financing costs on credit agreement	—	(314)
Repayments of notes payable	(2,177)	(1,573)
Purchase of non-controlling interests	(2,683)	—
Excess tax benefit related to exercise of non-qualified stock options	1,490	299
Net proceeds from issuance of common stock pursuant to employee stock plans	10,223	1,764
Payment of employee restricted stock tax withholding requirements	(2,406)	(760)

Net cash used in financing activities	(122,751)	(88,269)
Effect of exchange rate changes on cash and cash equivalents	(233)	967

Net increase in cash and cash equivalents	138,129	121,567
Cash and cash equivalents, beginning of period	293,186	95,661

Cash and cash equivalents, end of period	$431,315	$217,228

(1)	Adjusted for the retrospective adoption of FSP APB 14-1. See Note 6.

See accompanying notes.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share data)

(1) Basis of Presentation

The consolidated financial statements of Hologic, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 26, 2009, included in the Company’s Form 8-K as filed with the Securities and Exchange Commission on March 19, 2010, which reflects the retrospective adoption of FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified within Accounting Standards Codification (“ASC”) Topic 470, Debt). As a result, certain prior period amounts have been adjusted in these consolidated financial statements. See Note 6 for additional information pertaining to the adoption of FSP APB 14-1. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and six months ended March 27, 2010 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 25, 2010.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated, and these financial statements reflect those material items that arose after the balance sheet date but prior to the issuance of the financial statements that would be considered recognized subsequent events. Subsequent to March 27, 2010, the Company made a voluntary payment of $45,944 on its term notes, paying off the remaining outstanding principal balance. Accordingly, this amount is classified as short-term debt on the Consolidated Balance Sheet at March 27, 2010. There were no other material recognized subsequent events recorded in the March 27, 2010 consolidated financial statements.

During the third quarter of fiscal 2009, the Company determined that certain amounts previously classified as a component of selling and marketing should be reclassified to cost of product sales. This reclassification was $687 and $1,393 for the three and six months ended March 28, 2009, and was not material to the Company’s consolidated financial statements and is reflected in the Consolidated Statement of Operations for the respective periods.

(2) Fair Value Measurements

Effective September 28, 2008 (beginning of fiscal 2009), the Company adopted ASC Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurement), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and as permitted, delayed the adoption of these accounting rules to its non-financial assets and liabilities, that are measured and reported at fair value on a non-recurring basis, until fiscal 2010. The impact of adoption to non-financial assets and liabilities was not material.

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

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

As of March 27, 2010, the Company’s financial assets that are re-measured at fair value on a recurring basis consisted of $313 in money market mutual funds that are classified as cash and cash equivalents in its Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets.

The Company holds certain minority cost-method equity investments in non-publicly traded securities aggregating $8,738 and $7,585 at March 27, 2010 and September 26, 2009, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost. As the inputs utilized for the Company’s periodic impairment assessment are not based on observable market data, these cost-method investments are classified within Level 3 of the fair value hierarchy on a non-recurring basis. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost-method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical.

(3) Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, cost-method equity investments, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company believes the carrying amounts of its cost-method equity investments approximate fair value and has not performed an in-depth analysis of the fair values as it is not practical to do so. Amounts outstanding under the Company’s Amended Credit Agreement are subject to variable rates of interest based on current market rates. As such, the Company believes the carrying amount of this obligation approximates its fair value.

The Company had $1,409,842 and $1,373,923 of Convertible Notes recorded (See Note 6) as of March 27, 2010 and September 26, 2009, respectively. The principal amount of the Convertible Notes outstanding at both dates was $1,725,000. The fair value of these Convertible Notes was approximately $1,544,000 and $1,424,000 as of March 27, 2010 and September 26, 2009, respectively, based on the trading prices at those dates.

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

As permitted, the Company elected to early adopt this new accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for transactions originating or materially modified on or after September 27, 2009. This accounting guidance generally does not change the units of accounting for the Company’s revenue transactions, and most products and services qualify as separate units of accounting. The impact of adopting these new accounting standards was not material to the Company’s financial statements in the first or second quarter of fiscal 2010, and if they were applied in the same manner to fiscal 2009 would not have had a material impact to revenue recorded in the first or second quarter of fiscal 2009. The Company does not expect the adoption of these new accounting standards to have a significant impact on the timing and pattern of revenue recognition in the future due to a) the existence of VSOE across most of its products and services and b) the selling price of most of its elements undelivered at the time of shipment of the core product sales are much lower relative to these core product sale prices.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The Company generates revenue from the sale of its products, primarily medical imaging systems and diagnostic and surgical disposable products, and related services, which are primarily support and maintenance services on its medical imaging systems.

The Company recognizes product revenue upon shipment provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, no right of return exists and collection of the resulting receivable is reasonably assured. Generally, the Company’s product arrangements for capital equipment sales, primarily in its Breast Health and Skeletal Health reporting segments, are multiple-element arrangements, including services, such as installation and training, and multiple products. In accordance with ASC 605-25, based on the terms and conditions of the product arrangements, the Company believes that these services and undelivered products can be accounted for separately from the delivered product element as the Company’s delivered products have value to its customers on a stand-alone basis. Accordingly, services not yet performed at the time of product shipment are deferred based on their selling price and recognized as revenue as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. There is no customer right of return in the Company’s sales agreements.

The Company recognizes product revenue upon the completion of installation for products whose installation is essential to its functionality, primarily related to its digital imaging systems. Service revenues primarily consist of amounts recorded under service and maintenance contracts and repairs not covered under warranty, installation and training, and shipping and handling costs billed to customers. Service and maintenance contract revenues are recognized ratably over the term of the contract. Other service revenues are recognized when the services are performed.

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

When the Company cannot determine VSOE or TPE, it uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would typically transact a stand-alone sale of the product or service. ESP is determined by considering a number of factors including Company pricing policies, internal costs and gross margin objectives, method of distribution, information gathered from experience in customer negotiations, market research and information, recent technological trends, competitive landscape and geographies.

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

Under customer usage agreements, the Company installs certain equipment (for example, a ThinPrep Processor or a ThinPrep Imaging System) at customer sites and customers commit to purchasing minimum quantities of disposable products at a stated price (generally including a usage fee for the equipment) over a defined contract term, which is typically between three and five years. Revenue is recognized over the term of the customer usage agreement as disposable products are delivered. The Company also rents certain equipment to customers. Revenues from rental agreements are recorded over the term of the rental agreements.

(5) Other Balance Sheet Information

Components of selected captions in the Consolidated Balance Sheets at March 27, 2010 and September 26, 2009 consisted of:

	March 27, 2010	September 26, 2009
Inventories
Raw material and work-in-process	$123,116	$116,983
Finished goods	72,560	65,797

	$195,676	$182,780

	March 27, 2010	September 26, 2009
Property and equipment
Equipment and software	$196,561	$187,961
Equipment under customer usage agreements	131,264	125,635
Building and improvements	56,943	57,214
Leasehold improvements	40,339	39,701
Furniture and fixtures	11,134	11,112
Land	8,876	8,983

	445,117	430,606
Less – accumulated depreciation and amortization	(188,199)	(158,978)

	$256,918	$271,628

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

(6) Borrowings and Credit Arrangements

The Company had total debt with carrying values of $1,458,824 at March 27, 2010 and $1,552,251 at September 26, 2009. The Company’s borrowings consisted of the following at March 27, 2010 and September 26, 2009:

	March 27, 2010	September 26, 2009
		As adjusted
Current debt obligations:
Term Loan A	$33,152	$28,789
Term Loan B	13,817	6,785
AEG debt	—	1,500
Other	1,324	1,299

Total current debt obligations	48,293	38,373

Long-term debt obligations:
Term Loan A	—	95,929
Term Loan B	—	42,664
Other	689	1,362

	689	139,955
Convertible notes (principal of $1,725,000)	1,409,842	1,373,923

Total long-term debt obligations	1,410,531	1,513,878

Total debt obligations	$1,458,824	$1,552,251

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

In order to complete the acquisition of Third Wave, the Company borrowed $540,000 under the credit facilities on July 17, 2008, consisting of $400,000 under the Term Loan A and $140,000 under the Term Loan B. As of March 27, 2010, the Company had an aggregate of $46,969 of principal outstanding under this credit facility. Subsequent to March 27, 2010, the Company paid off the remaining outstanding principal, of which $45,944 was a voluntary payment. The aggregate principal balance of the term notes is classified in current portion of long-term debt on the Company’s Consolidated Balance Sheet at March 27, 2010. The Company had no amounts outstanding under its Revolving Facility, and therefore, had full availability of the $200,000 Revolving Facility as of March 27, 2010. The final maturity date for the Revolving Facility is September 30, 2012.

The domestic subsidiaries of the Company, which are party to the Amended Credit Agreement, guaranteed the Company’s obligations under the credit facilities, and the credit facilities are secured by first-priority liens on, and first-priority security interests in, substantially all of the assets of the Company and all subsidiaries party to the Amended Credit Agreement, a first priority security interest in 100% of the capital stock issued by each guarantor, 65% of the capital stock issued by certain first-tier foreign subsidiaries of the Company and all intercompany debt.

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

Borrowings outstanding under the Amended Credit Agreement during the three and six months ended March 27, 2010 had a weighted average interest rate of 2.80%. Borrowings outstanding during the three and six months ended March 28, 2009 had a weighted average interest rate of 3.52% and 4.51%, respectively. Interest expense under the Amended Credit Agreement for the term loans totaled $3,283 and $6,384 during the three months and six months ended March 27, 2010, which included non-cash interest expense of $2,684 and $4,703, respectively, related to the amortization of the deferred financing costs. Interest expense under the Amended Credit Agreement for the term loans totaled $5,513 and $12,306 during the three months and six months ended March 28, 2009, which included non-cash interest expense of $2,157 and $3,256, respectively, related to the amortization of the deferred financing costs. As of March 27, 2010, there was $1,739 of unamortized deferred financing costs related to the term loans, which will be recognized as interest expense in the third quarter of fiscal 2010 upon the full repayment of the term loans.

Interest expense under the Amended Credit Agreement for the Revolving Facility totaled $468 and $936 during the three and six months ended March 27, 2010, respectively, consisting of commitment fees on the unused portion of this facility and non-cash interest expense of $247 and $494 related to the amortization of deferred financing costs. Interest expense under the Amended Credit Agreement for the Revolving Facility totaled $497 and $984 during the three and six months ended March 28, 2009, respectively, consisting of commitment fees on the unused portion of this facility and non-cash interest expense of $244 and $487 related to the amortization of deferred financing costs. As of March 27, 2010, there was $2,480 of unamortized deferred financing costs related to the Revolving Facility classified as other assets on the Company’s Consolidated Balance Sheet. The Company pays a quarterly commitment fee, currently at a per annum rate of 0.375%, on the undrawn commitments available under the Revolving Facility, which per annum rate is subject to reduction based on the leverage ratio as specified in the Amended Credit Agreement.

The credit facilities contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including financial covenants which require the Company to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter. The Company was in compliance with all covenants as of March 27, 2010.

Convertible Notes

On December 10, 2007, the Company issued and sold $1,725,000 aggregate original principal of 2.00% Convertible Senior Notes due 2037 (the “Convertible Notes”). The Convertible Notes are the Company’s senior unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured debt and prior to all future subordinated debt. The Convertible Notes are effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries. Net proceeds from the offering were $1,689,000, after deducting the underwriter’s discount and offering expenses. At March 27, 2010, the Company has recorded the Convertible Notes at $1,409,842, which is net of the unamortized debt discount as required by U.S. generally accepted accounting principles.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified within ASC Topic 470, Debt). This accounting standard applies to certain convertible debt instruments that may be settled in cash (or other assets), or partially in cash, upon conversion. The liability and equity components of convertible debt instruments within the scope of this accounting guidance must be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is subsequently recognized. The excess of the principal amount of the debt over the amount allocated to the liability component is recognized as the value of the embedded conversion feature and is recorded within additional-paid-in capital in stockholders’ equity and amortized to interest expense using the effective interest method. This accounting standard must be applied retrospectively to all periods presented.

On September 27, 2009, the Company adopted this accounting guidance, which is applicable to its Convertible Notes because their terms include cash or partial cash settlement. Accordingly, the Company is required to account for the liability and equity components of its Convertible Notes separately to reflect its nonconvertible debt borrowing rate. The prior period consolidated financial statements have been adjusted to reflect the adoption of this accounting guidance from the date of issuance of the Convertible Notes. The Company estimated the fair value of its Convertible Notes without the conversion feature as of the date of issuance (“liability component”). The estimated fair value of the liability component of $1,256,147 was determined using a discounted cash flow technique. Key inputs used to estimate the fair value of the liability component included the Company’s estimated

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

nonconvertible debt borrowing rate as of December 10, 2007 (the date the Convertible Notes were issued), the amount and timing of cash flows, and the expected life of the Convertible Notes. The estimated effective interest rate of 7.62% was estimated by comparing other companies’ debt issuances that had features similar to the Company’s debt excluding the conversion feature and who had similar credit ratings during the same annual period as the Company.

The excess of the gross proceeds received over the estimated fair value of the liability component totaling $468,853 has been allocated to the conversion feature (“equity component”) as an increase to capital in excess of par value with a corresponding offset recognized as a discount to reduce the net carrying value of the Convertible Notes. The discount is being amortized to interest expense over a six-year period ending December 18, 2013 (the expected life of the liability component) using the effective interest method. In addition, transaction costs are required to be allocated to the liability and equity components based on their relative values. As such, the adoption of this accounting guidance results in a portion of the deferred financing costs being allocated to the equity component and recorded as a reduction to capital in excess of par value.

The adoption of this accounting guidance increased interest expense associated with the Company’s Convertible Notes by adding a non-cash component from the amortization of the debt discount. This increase in interest expense is offset slightly by less amortization of deferred financing costs. The impact of the adoption of this accounting guidance on the Company’s results of operations for the three and six months ended March 27, 2010 and March 28, 2009 is as follows:

	Three Months Ended March 27, 2010			Three Months Ended March 28, 2009
	Previous Method	Effect of Change	Current Method	As Reported	Effect of Change	As Adjusted
Interest expense	$(14,705)	$(17,616)	$(32,321)	$(17,095)	$(16,117)	$(33,212)
Income before income taxes	48,374	(17,616)	30,758	(2,282,274)	(16,117)	(2,298,391)
Provision for income taxes	16,882	(6,742)	10,140	17,896	(6,168)	11,728
Net income (loss)	31,492	(10,874)	20,618	(2,300,170)	(9,949)	(2,310,119)
Diluted net income (loss) per share	$0.12	(0.04)	$0.08	$(8.97)	(0.04)	$(9.01)

	Six Months Ended March 27, 2010			Six Months Ended March 28, 2009
	Previous Method	Effect of Change	Current Method	As Reported	Effect of Change	As Adjusted
Interest expense	$(29,204)	$(34,921)	$(64,125)	$(35,505)	$(32,049)	$(67,554)
Income before income taxes	106,772	(34,921)	71,851	(2,209,598)	(32,049)	(2,241,647)
Provision for income taxes	38,503	(13,365)	25,138	42,579	(12,265)	30,314
Net income (loss)	68,269	(21,556)	46,713	(2,252,177)	(19,784)	(2,271,961)
Diluted net income (loss) per share	$0.26	(0.08)	$0.18	$(8.79)	(0.07)	$(8.86)

The impact of the adoption of this accounting guidance on the September 26, 2009 balance sheet accounts is as follows:

	Other Assets	Convertible Notes	Deferred Income Tax Liabilities	Capital in Excess of Par Value	Accumulated Deficit
Allocation of debt discount and issuance costs to equity component on issuance date	$(9,792)	$(468,853)	$175,423	$283,638	$—
Cumulative retrospective impact from amortization of discount on liability component and debt issuance costs	4,190	117,776	(43,210)	—	(70,376)
September 26, 2009 balance, as previously reported	$65,157	$1,725,000	$912,970	$4,898,422	$(2,393,881)
September 26, 2009 balance, as adjusted	$59,555	$1,373,923	$1,045,183	$5,182,060	$(2,464,257)

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

As of March 27, 2010 and September 26, 2009, the Convertible Notes and equity component (recorded in capital in excess of par value, net of income tax benefit) associated with the adoption of this accounting guidance consisted of the following:

	March 27, 2010	September 26, 2009

Convertible notes principal amount	$1,725,000	$1,725,000
Unamortized discount	(315,158)	(351,077)
Net carrying amount	$1,409,842	$1,373,923
Equity component, net of taxes	$283,638	$283,638

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

The Convertible Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning June 15, 2008 and ending on December 15, 2013. The Convertible Notes will accrete principal from December 15, 2013 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2013, the Company will pay contingent interest during any six month interest period to the holders of Convertible Notes if the “trading price”, as defined, of the Convertible Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the Convertible Notes. Interest expense under the Convertible Notes totaled $27,724 and $55,132 during the three and six months ended March 27, 2010, respectively, which included non-cash interest expense of $19,122 and $37,929, respectively, related to the amortization of the debt discount of $18,109 and $35,919, respectively and deferred financing costs of $1,013 and $2,010, respectively. Interest expense under the Convertible Notes totaled $26,339 and $52,493 during the three and six months ended March 28, 2009, respectively, which included non-cash interest expense of $17,618 and $35,051, respectively, related to the amortization of the debt discount of $16,685 and $33,194, respectively and deferred financing costs of $933 and $1,857, respectively. As of March 27, 2010, the balance of unamortized deferred financing costs was $17,634 classified as other assets on the Company’s Consolidated Balance Sheet.

The holders of the Convertible Notes may convert the notes into shares of the Company’s common stock at a conversion price of approximately $38.60 per share, subject to adjustment, prior to the close of business on September 15, 2037 upon the occurrence of certain defined events. None of the events that would permit conversion of the Convertible Notes had occurred as of March 27, 2010.

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

Based on the Company’s evaluation of the Convertible Notes in accordance with ASC Topic 815, Derivatives and Hedging, Subsection 40, Contracts in Entity’s Own Equity (formerly EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) IS Indexed to an Entity’s Own Stock), the Company determined that the Convertible Notes contain a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment, requiring bifurcation as the features are not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal.

As of March 27, 2010, upon conversion, including the potential premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 56,000 common shares to the Convertible Note holders.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

(7) Commitments and Contingencies

(a) Contingent Earn-Out Payments

As a result of the merger with Cytyc in October 2007, the Company assumed the obligation to the former Adiana, Inc. stockholders to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155,000 based on worldwide sales of the Adiana Permanent Contraception System in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. FDA approval of the Adiana Permanent Contraception System occurred on July 6, 2009, and the Company began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. The total contingent consideration recorded as additional purchase price as of March 27, 2010 is $12,431. Under the terms of the agreement the first payment is not due to the Adiana shareholders until October 2010. The agreement includes an indemnification provision that provides for the reimbursement of qualifying legal expenses in defense of the Adiana intellectual property, and the Company has the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs. The Company is recording legal fees related to the Conceptus litigation matter (described below) as an offset to the accrued contingent consideration payments. Legal costs have not been material to date.

(b) Litigation and Related Matters

On October 5, 2007, Ethicon Endo-Surgery, Inc. (“Ethicon”), a Johnson & Johnson operating company, filed a complaint against Hologic and its wholly-owned subsidiary Suros in the United States District Court for the Southern District of Ohio, Western Division. The complaint alleged that certain of the ATEC biopsy systems manufactured and sold by Suros infringed Ethicon patents, and sought to enjoin Hologic and Suros from conducting acts of unfair competition and infringing the patents as well as the recovery of unspecified damages and costs. On August 6, 2009, Ethicon filed a second complaint against the Company and its wholly-owned subsidiary Suros in the United States District Court for the District of Delaware. The complaint alleged that certain of the Eviva biopsy systems manufactured and sold by Suros infringed Ethicon patents and sought to enjoin Hologic and Suros from infringing the patents as well as recovery of damages and costs resulting from the alleged infringement. On February 17, 2010, the Company entered into a settlement agreement with Ethicon relating to the two lawsuits previously filed by Ethicon, and one previously filed by Hologic against Ethicon. As a result of the settlement agreement, all outstanding litigation between the parties has been dismissed, without acknowledgement of liability by either party. While details of the agreement are confidential, under the terms of the settlement agreement, Ethicon has agreed to pay Hologic ongoing royalties for sales of its Mammotome magnetic resonance imaging product. In addition, the Company agreed to pay Ethicon a one-time payment of $12,500, plus ongoing royalties for sales of its ATEC and EVIVA hand pieces. The Company recorded the $12,500 as an expense in the three months ended March 27, 2010.

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception System, would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana Permanent Contraception System. The complaint seeks preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana System based on alleged infringement of certain claims of three of the five patents. A hearing on Conceptus’ preliminary injunction motion was held on November 4, 2009, and on November 6, 2009, the judge issued an order denying the motion. On January 19, 2010, upon stipulation of the parties, the Court dismissed all claims relating to three of the five asserted patents with prejudice. A Markman hearing on claim construction took place on March 10, 2010 and a ruling was issued on March 24, 2010. A trial date has been scheduled for February 28, 2011. Based on the early stage of this litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

The Company is a party to various other legal proceedings and claims arising out of the ordinary course of its business. The Company believes that except for those described above there are no other proceedings or claims pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations.

(8) Sale of Gestiva

On January 16, 2008, the Company entered into a definitive agreement to sell full U.S. and world-wide rights to its Gestiva pharmaceutical product to KV Pharmaceutical Company (“KV”) upon approval of the pending Gestiva new drug application (the “Gestiva NDA”) by the FDA for a purchase price of $82,000. The Gestiva product is a drug that, if approved by the FDA, could be used in the prevention of preterm births in pregnant women with a history of at least one spontaneous preterm birth. Under this agreement, the Company received $9,500 of the purchase price in fiscal 2008, and the balance was due upon final approval of the Gestiva NDA by the FDA on or before February 19, 2010 and the production of a quantity of Gestiva suitable to enable the commercial launch of the product. The Company recorded the $9,500 as a deferred gain within current liabilities in the Consolidated Balance Sheet. Either party had the right to terminate the agreement if FDA approval was not obtained by February 19, 2010. On

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

January 8, 2010, the parties executed an amendment to the agreement eliminating the date by which FDA approval must be received and extending the term indefinitely. In consideration of executing this amendment, the purchase price was increased to $199,500. The Company received $70,000 upon the signing of the amendment, which has been recorded as a deferred gain, and is due to receive an additional $25,000 upon FDA approval of the product and an additional $95,000 over a nine-month period beginning one year after FDA approval.

Under the arrangement, the Company is continuing its efforts to obtain FDA approval of the Gestiva NDA. All costs incurred in these efforts are being reimbursed by KV and recorded as a credit against research and development expenses. These reimbursed costs have not been material to date on an annual basis. The Company expects that the amounts recorded in deferred gain will be recognized upon the closing of the transaction following final FDA approval of the Gestiva NDA. The Company cannot assure that it will be able to obtain the requisite FDA approval, that the transaction will be completed or that it will receive the balance of the purchase price. Moreover, if KV terminates the agreement prior to the transfer of the rights to the Gestiva product as a result of a breach by the Company of a material representation, warranty, covenant or agreement, the Company will be required to return the funds previously received as well as expenses reimbursed by KV.

(9) Pension and Other Employee Benefits

The Company has certain defined benefit pension plans covering the employees of its AEG German subsidiary (the “Pension Benefits”). As of March 27, 2010 and September 26, 2009, the Company has recorded a pension liability of $6,098 and $6,736, respectively, primarily as a component of long-term liabilities in the Consolidated Balance Sheets. As of March 27, 2010 and September 26, 2009, the pension plans held no assets. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Pension benefits are safeguarded by the Pension Guaranty Fund; a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency. The Company’s net periodic benefit cost and components thereof were not material during the six months ended March 27, 2010 and March 28, 2009.

(10) Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of potential common shares from outstanding stock options, restricted stock units, the employee stock purchase plan, and convertible debt determined by applying the treasury stock method. If the Company has a net loss, there is no dilutive effect of common stock equivalents. In accordance with ASC Topic 718, Stock Compensation (formerly SFAS No. 123 (revised 2004), Share-Based Payment), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money and restricted stock units.

The Company applies the provisions of ASC Topic 260, Earnings per Share, subtopic 10-45-44 (formerly EITF No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share), to determine diluted weighted average shares outstanding as it relates to its outstanding Convertible Notes, and due to the type of debt instrument issued, the dilutive impact of the Company’s Convertible Notes is based on the difference between the Company’s current stock price and the conversion price of the Convertible Notes, provided there is a premium. Under this accounting guidance, there is no dilution from the accreted principal of the Convertible Notes. Accordingly, the Company uses the treasury stock method to determine dilutive weighted average shares related to its Convertible Notes and not the if-converted method.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
		As adjusted		As adjusted
Numerator:
Net income (loss)	$20,618	$(2,310,119)	$46,713	$(2,271,961)

Denominator:
Basic weighted average common shares outstanding	258,653	256,374	258,339	256,293
Weighted average common equivalent shares from assumed exercise of stock options and restricted stock units	2,825	—	2,802	—

Diluted weighted average common shares outstanding	261,478	256,374	261,141	256,293

Basic net income (loss) per common share	$0.08	$(9.01)	$0.18	$(8.86)

Diluted net income (loss) per common share	$0.08	$(9.01)	$0.18	$(8.86)

Weighted-average anti-dilutive shares related to:
Outstanding stock options	11,452	14,435	11,362	13,773
Restricted stock units	2	2,841	308	2,531

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

(11) Stock-Based Compensation

Share-based compensation expense for the three and six months ended March 27, 2010 and March 29, 2009 is as follows:

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Cost of revenues	$1,003	$1,068	$2,032	$1,712
Research and development	955	1,023	1,922	2,348
Selling and marketing	1,107	1,206	2,494	2,777
General and administrative	5,389	5,576	10,127	9,506

	$8,454	$8,873	$16,575	$16,343

Stock Options

The Company granted 2,652 and 2,949 stock options during the six months ended March 27, 2010 and March 28, 2009, respectively, with weighted average exercise prices of $15.67 and $14.42, respectively. There were 15,901 options outstanding at March 27, 2010 with a weighted average exercise price of $16.67.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Risk-free interest rate	1.8%	2.0%	1.8%	2.0%
Expected volatility	47%	46%	47%	46%
Expected life (in years)	3.9	4.0	3.9	4.0
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$5.53	$4.81	$5.88	$5.40

Restricted Stock Units

The Company granted 1,175 and 1,669 restricted stock units (RSU) during the six months ended March 27, 2010 and March 28, 2009, respectively, with weighted average grant date fair values of $15.66 and $14.46, respectively. As of March 27, 2010, there were 3,348 unvested RSUs outstanding with a weighted average grant date fair value of $20.65.

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and RSUs. Stock options granted to employees generally vest over a five year period with annual vesting of 20% per year on the anniversary of the grant date, and RSUs granted to employees either cliff vest at the end of three years or vest over four years with annual vesting of 25% per year on the anniversary of the grant date. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 6% as of March 27, 2010, depending on the specific employee group. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.

At March 27, 2010, there was $39,305 and $38,114 of unrecognized compensation expense related to stock options and RSUs, respectively, to be recognized over a weighted average period of 3.7 years and 2.3 years, respectively.

(12) Comprehensive Income

The Company’s other comprehensive income relates solely to foreign currency translation adjustments. A reconciliation of comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 7, 2010	March 28, 2009
Net income (loss) as reported	$20,618	$(2,310,119)	$46,713	$(2,271,961)
Translation adjustment	(5,102)	(3,746)	(5,319)	(5,379)

Comprehensive income (loss)	$15,516	$(2,313,865)	$41,394	$(2,277,340)

(13) Business Segments and Geographic Information

The Company reports segment information in accordance with ASC Topic 280, Segment Reporting, (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information). Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s CODM is its chief executive officer, and the Company’s reportable segments have been identified based on the end markets to which its products are sold into. The Company reports its business as four segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

Identifiable assets for the four principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three and six month periods ended March 27, 2010 and March 28, 2009. Segment information for the three and six months ended March 27, 2010 and March 28, 2009 is as follows:

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Total revenues–
Breast Health	$189,457	$180,080	$368,530	$379,192
Diagnostics	139,977	135,035	280,377	269,659
GYN Surgical	67,138	63,805	138,591	131,754
Skeletal Health	21,540	23,094	43,062	50,642

	$418,112	$402,014	$830,560	$831,247

Operating income (loss)–
Breast Health	$20,501	$(229,865)	$48,288	$(184,905)
Diagnostics	25,608	(887,761)	53,025	(863,478)
GYN Surgical	13,491	(1,150,694)	28,215	(1,130,713)
Skeletal Health	2,301	3,468	4,342	7,965

	$61,901	$(2,264,852)	$133,870	$(2,171,131)

Depreciation and amortization–
Breast Health	$12,574	$10,872	$25,292	$21,742
Diagnostics	41,224	39,291	82,649	78,637
GYN Surgical	17,127	14,037	34,134	28,330
Skeletal Health	2,873	1,849	5,714	3,521

	$73,798	$66,049	$147,789	$132,230

Capital expenditures–
Breast Health	$2,336	$2,132	$3,642	$5,977
Diagnostics	865	1,977	1,722	3,464
GYN Surgical	1,095	1,052	2,914	2,994
Skeletal Health	2,423	1,898	4,014	4,123

	$6,719	$7,059	$12,292	$16,558

	March 27, 2010	September 26, 2009
		As adjusted
Identifiable assets:
Breast Health	$1,107,557	$1,133,714
Diagnostics	1,871,466	1,942,494
GYN Surgical	1,847,519	1,860,834
Skeletal Health	31,574	30,937
Corporate	881,758	716,247

	$5,739,874	$5,684,226

As a result of the Company’s interim impairment analysis of goodwill as of December 27, 2008, the Company recorded a goodwill impairment charge of $2,340,023 during the three months ended March 28, 2009 comprised of $1,165,804 for GYN Surgical, $908,349 for Diagnostics, and $265,870 for Breast Health. These charges are reflected in each reportable segment’s operating loss for fiscal 2009.

There were no customers with balances greater than 10% of accounts receivable as of March 27, 2010 or September 26, 2009, or any customer that represented greater than 10% of product revenues during the three and six months ended March 27, 2010 and March 28, 2009.

The Company operates in the following major geographic areas as noted in the below chart. Product sales data is based upon customer location, and internationally totaled $79,871 and $153,315 during the three and six months ended March 27, 2010 and totaled $73,752 and $155,173 during the three and six months ended March 28, 2009. The Company’s sales in Europe are predominantly derived from Germany, the United Kingdom and the Netherlands. The Company’s sales in Asia are

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

predominantly derived from China, Thailand and Japan. The “All others” designation includes Canada, Latin America and the Middle East. Products sold by the Company internationally are manufactured at domestic and international manufacturing locations.

Product sales by geography as a percentage of total product sales are as follows:

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
United States	78%	79%	78%	79%
Europe	12%	12%	12%	13%
Asia	6%	4%	6%	4%
All others	4%	5%	4%	4%

	100%	100%	100%	100%

(14) Income Taxes

The Company’s effective tax rates for the three and six months ended March 27, 2010 were 33.0% and 35.0%, respectively. The Company’s effective tax rates for the three and six months ended March 28, 2009 were (0.5)% and (1.4)%, respectively. For the three months ended March 27, 2010, the effective rate was lower than the statutory rate primarily due to the reversal of reserves no longer required of approximately $1,400, which principally related to the closure of the Company’s manufacturing operation in Shanghai, China, an entity that was sold in the second quarter of fiscal 2010, and the expiration of the statute of limitations in certain jurisdictions. For the six months ended March 27, 2010, the effective tax rate primarily reflects the statutory rate. For the three and six months ended March 28, 2009, the effective tax rate was significantly impacted by the goodwill impairment charge recorded in the second quarter of fiscal 2009, substantially all of which is not deductible for tax purposes. As of March 27, 2010, the Company recorded net deferred tax liabilities of $948,740, which is net of certain deferred tax assets. Management has concluded that such deferred tax assets are realizable based upon its expectation that the Company’s future earnings will provide sufficient taxable income. The realization of the Company’s deferred tax assets cannot be assured, and to the extent that the Company fails to generate sufficient taxable income, some or all of the Company’s deferred tax assets may not be realized.

The Company had gross unrecognized tax benefits, including interest, of $29,849 as of March 27, 2010, all of which represents the amount of unrecognized tax that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of income tax expense. As of March 27, 2010, accrued interest was $1,415, net of federal benefit, and no penalties have been accrued.

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

(15) Product Warranties

The Company generally offers a one-year warranty for its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized with the exception of the Company’s CAD and Dimensions digital mammography products for which the Company defers the selling price of post contract customer support to be provided during the warranty period. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary.

Product warranty activity for the six months ended March 27, 2010 and March 28, 2009 is as follows:

	Balance at beginning of period	Provisions	Settlements/ adjustments	Balance at end of period
Six Months Ended:
March 27, 2010	$5,602	$964	$(2,569)	$3,997
March 28, 2009	$9,109	$3,580	$(5,560)	$7,129

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

(16) Restructuring Charges

In the fourth quarter of fiscal 2009, the Company closed its manufacturing facility in Shanghai, China. This facility, which manufactured organic photoconductor drum coatings, was acquired in connection with the AEG acquisition in 2006. The Company recorded restructuring charges for severance benefits of $420 and other costs of $377 in the fourth quarter of fiscal 2009. These severance benefits were paid to the employees as of September 26, 2009. In connection with this action, the Company ceased production during the fourth quarter of 2009 and recorded impairment charges of $661 in cost of product sales for manufacturing equipment that had no further utility. In the first quarter of fiscal 2010, the Company recorded an additional $487 of costs related to the clean-up and closure of this facility, including stay bonuses. In the second quarter of fiscal 2010, the Company completed the sale of the capital stock of this manufacturing operation for a net sales price of $3,840 resulting in a loss on divestiture of $341. The Company received $1,582 in the second quarter of fiscal 2010 and the remainder of the sales price is expected to be received by the end of fiscal 2010. At March 27, 2010, the Company has recorded an other receivable of $2,258 for the remainder of the sales price. As a result of this disposition, certain accrued amounts were reversed resulting in a net credit of $132 in the second quarter of fiscal 2010. At March 27, 2010, no restructuring amounts were accrued.

(17) Goodwill and Intangible Assets

Goodwill

In accordance with ASC Topic 350, Intangibles-Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets), the Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. The Company conducts its annual goodwill impairment test as of the first day of its fourth quarter of each fiscal year. There were no indicators of impairment identified during the first two quarters of fiscal 2010.

In connection with completing its annual goodwill impairment test in the fourth quarter of fiscal 2009, the Company determined that if the fair value of two of its reporting units had been lower by 10%, they would have failed Step 1 of the impairment test requiring a Step 2 analysis. These reporting units, one in the Diagnostics reportable segment and one in the Skeletal Health reportable segment, had fair values at the annual impairment test date that exceeded their carrying values by 9% and 2%, respectively, and goodwill of $236.0 million and $8.2 million, respectively. The fair value of these reporting units was determined by using the Income Approach, specifically a discounted cash flow analysis (“DCF”). The key assumptions that drive the fair value in this model are the weighted-average cost of capital (“WACC”), terminal values, growth rates, and the amount and timing of expected future cash flows. A deterioration in the current worldwide financial markets and economic environment would likely result in a higher WACC because market participants would require a higher rate of return. In the DCF as the WACC increases, the fair value decreases. The other significant factor in the DCF is the Company’s projected financial information (i.e., amount and timing of expected future cash flows and growth rates) and if these assumptions were to be adversely affected, this could result in a reduction of the fair values of these reporting units. For the Company’s other reporting units with goodwill aggregating $1.77 billion as of the annual impairment test date, the Company believes that these reporting units were not at risk of failing Step 1 of the goodwill impairment test.

During the first quarter of fiscal 2009, based upon a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of the Company’s market capitalization significantly below the book value of the Company’s net assets, the Company concluded that potential goodwill impairment indicators existed as of December 27, 2008. As a result, the Company performed an interim goodwill impairment analysis as of December 27, 2008. The Company utilized DCF and market approaches to estimate the fair value of its reporting units as of December 27, 2008 and believed it used reasonable estimates and assumptions about future revenue, cost projections, cash flows and market multiples. For the DCF, the Company based its risk-adjusted discount rate on the WACC of a market participant. The Company performed a peer company analysis and considered the industry weighted average return on debt and equity from a market participant perspective for its reporting units. Given the disruptions in the credit and equity markets, the WACCs for each reporting unit had increased between the Company’s annual impairment test performed on the first day of its fourth quarter of fiscal 2008 (“the July 2008 Valuation”) and the interim test performed as of December 27, 2008. The long-term growth rates were largely consistent with those applied in the July 2008 Valuation, except for MammoSite, a reporting unit in Breast Health, whereby the long-term growth rate declined due to competitive pressures on the reporting unit’s products, as well as regulatory and reimbursement changes that had occurred during this time period. The Step 1 impairment analysis indicated that the carrying value of the net assets of three of the Company’s reporting units, acquired in connection with the Cytyc acquisition, exceeded the estimated fair value of those reporting units. As a result, the Company was required to perform Step 2 of the goodwill impairment test to determine the amount, if any, of goodwill impairment charges for each of the applicable reporting units. Due to the complexities and time involved in preparing the Step 1 analysis, the Company had not commenced the Step 2 analysis as of February 5, 2009, the date it filed its Form 10-Q for the quarter ended December 27, 2008. As a result of the fact that the Company had not commenced the Step 2 analysis and the complexity of the analysis required to complete the Step 2 analysis, the Company was unable to determine that an impairment loss, in accordance with ASC Topic 450, Contingencies (formerly SFAS No. 5, Accounting for Contingencies), was both probable and reasonably estimable at December 27, 2008.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The Company completed the Step 2 analysis during its second quarter of fiscal 2009, which resulted in an aggregate goodwill impairment charge of $2,340,023. This impairment charge was comprised of $1,165,804 for GYN Surgical, $908,349 for Diagnostics, and $265,870 for Breast Health. The impairment charges for GYN Surgical and Diagnostics were primarily attributable to the assumption of higher discount rates compared to those used in the July 2008 Valuation and the assumption that the reporting units would be purchased or sold in a taxable transaction pursuant to ASC 350. The impairment charge for MammoSite was a result of a combination of a higher discount rate and lower projected future cash flows compared to those used in the July 2008 Valuation. The higher discount rates for the three reporting units, which ranged from 10% to 13.5% compared to 9% to 10% used in the July 2008 Valuation, reflected an increase in the risks inherent in the estimated future cash flows and the higher rate of return a market participant would require based on the macro-economic environment at the time of this impairment test. The reduction in forecasted cash flows for the MammoSite reporting unit was due to competitive pressure on the reporting unit’s products as well as regulatory and reimbursement changes that had occurred during this time period.

For illustrative purposes, had the fair values of each reporting unit for which the Company recorded goodwill impairment charges in the second quarter of fiscal 2009 been lower by 10% as of December 27, 2008, the Company would have recorded an additional impairment charge of $435,480. Based on the Company’s estimates as of December 27, 2008, the impact of reducing the Company’s fair value estimates for its other reporting units, for which the Company did not record any goodwill impairment charges, by 10% would have had no impact on the Company’s goodwill assessment for those reporting units.

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

The estimate of fair value requires significant judgment. Any loss resulting from a goodwill impairment analysis is reflected in operating income (loss) in the Company’s Consolidated Statements of Operations. The impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

The following table presents the changes in goodwill during the six months ended March 27, 2010:

Balance at September 26, 2009	$2,108,963
Adiana contingent consideration	10,576
Other adjustments	(2,497)
Foreign currency translation impact	(559)

Balance at March 27, 2010	$2,116,483

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

The allocation of goodwill by reporting segment consisted of the following:

	Balance as of March 27, 2010	Balance as of September 26, 2009
Breast Health	$660,751	$662,735
Diagnostics	577,493	578,290
GYN Surgical	870,091	859,739
Skeletal Health	8,148	8,199

	$2,116,483	$2,108,963

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

The Company evaluates the realizability of long-lived assets, which primarily consist of property and equipment and definite lived intangible assets, whenever events or changes in circumstances or business conditions indicate that the carrying value of the long-lived assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment charge equals the amount by which the carrying value of the assets exceeds their fair value, which is determined by either a quoted market price, if any, or a value estimated by utilizing a discounted cash flow technique.

Intangible assets consist of the following:

Description	As of March 27, 2010		As of September 26, 2009
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed Technology	$2,138,023	$354,035	$2,137,711	$267,259
Customer Relationship	485,002	85,307	484,993	63,494
Trade Name	146,925	25,335	146,965	20,094
Patents	9,396	7,620	11,513	7,771

Totals	$2,779,346	$472,297	$2,781,182	$358,618

Amortization expense related to developed technology and patents is classified as a component of cost of product sales – amortization of intangible assets in the Consolidated Statements of Operations. Amortization expense related to customer relationships and trade names is classified as a component of amortization of intangible assets in the Consolidated Statements of Operations.

The estimated remaining amortization expense as of March 27, 2010 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2010	$113,902
Fiscal 2011	232,438
Fiscal 2012	233,849
Fiscal 2013	224,572
Fiscal 2014	215,357

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share data)

(18) Recent Accounting Pronouncements

In December 2007, the FASB issued ASC Topic 805, Business Combinations (formerly SFAS No. 141 (Revised 2007), Business Combinations). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC 805 replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. ASC 805 retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. ASC 805 will now require acquisition costs to be expensed as incurred, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally to affect income tax expense. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. The adoption of ASC 805 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51 (codified within ASC Topic 810, Consolidation). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. This accounting guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Early adoption is prohibited. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 has not yet been incorporated into the Codification. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009, which is the Company’s 2011 fiscal year. The Company has not completed its assessment of the impact SFAS 167, if any, will have on its financial condition, results of operations or cash flows.

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

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	the risk that the continuing worldwide economic uncertainty may adversely affect our business and prospects;

•	the importance of third party reimbursement policies to support the sales and market acceptance of our products;

•

the impact of the recently enacted healthcare reform in the U.S., including provisions to control healthcare costs and the implementation of a 2.3% excise tax on sales of most medical devices beginning in 2013;

•	the uncertainty of the impact of various healthcare reform proposals that have emerged at the state level;

•	the risk that recent and future changes in guidelines, recommendations and studies published by various organizations could affect the use of our products;

•	the impact and anticipated benefits of recently completed acquisitions and acquisitions we may complete in the future;

•	risks associated with the continued market acceptance of our products, as well as the limited number of large customers for our ThinPrep system;

•

manufacturing risks that may limit our ability to increase commercial production of certain of our products, including our reliance on a single or a limited number of suppliers for some key components of our products as well as the need to comply with especially high standards for the manufacture of our products in general;

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

•	the risks of conducting business internationally, including the effect of exchange rate fluctuations on those operations;

•	financing risks, including the Company’s obligation to meet financial covenants and payment obligations under the Company’s financing arrangements and leases; and

•	the Company’s ability to attract and retain qualified personnel.

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

Our breast health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, computer-aided detection (“CAD”), minimally invasive breast biopsy and tissue extraction devices, breast biopsy guidance systems, breast imaging comfort pads, and breast brachytherapy products. We have also developed a new breast imaging platform, “Dimensions”, which utilizes a new technology, tomosynthesis, to produce three dimensional (“3D”) images, as well as conventional two dimensional (“2D”) full field digital mammography (FFDM) images. In the U.S., our Dimensions product has been approved by the FDA for providing conventional 2D images, and we are conducting further clinical trials to support our PMA application for the 3D configuration. Our Dimensions platform received CE mark approval in Europe in fiscal 2008 and Canadian registration in March 2009, both for 2D and 3D modes of imaging. Currently, we cannot determine the timing of FDA approval for our 3D configuration, if at all. We also sell breast biopsy products, and within our breast brachytherapy products is our MammoSite System, which provides accelerated partial breast irradiation technology. On August 27, 2009, we received FDA clearance for our MammoSite ML radiation therapy system, which is a multi-lumen device that provides the radiation oncologist with additional flexibility in specifically targeting radiation in the tissue where cancer is most likely to recur. Our revenues from the MammoSite ML have been modest to date as both the U.S. and international market launches have been limited.

Our diagnostics products include the ThinPrep System, which is primarily used in cytology testing applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test, which assists physicians in assessing risk of pre-term birth. In the fourth quarter of fiscal 2008, we acquired Third Wave Technologies, Inc. (“Third Wave”) a company that develops and markets molecular diagnostic reagents for a wide variety of DNA and RNA analyses based on its proprietary Invader chemistry. Our current clinical diagnostic offerings based upon this Invader chemistry include products to assist in the diagnosis of human papillomavirus (“HPV”), cystic fibrosis, cardiovascular risk and other diseases. We received FDA approval of Cervista HPV High Risk (“HR”) and Cervista HPV 16/18 tests in March 2009 as well as CE mark approval in Europe in January 2009 for Cervista HPV HR and in May 2009 for Cervista HPV 16/18.

Our GYN surgical products are made up of the NovaSure Endometrial Ablation System (“NovaSure System”) and the Adiana Permanent Contraception System (“Adiana System”). The Novasure System enables physicians to treat women suffering from excessive menstrual bleeding in a minimally invasive manner in order to eliminate or reduce their bleeding. The Adiana System is a form of permanent female contraception intended as an alternative to tubal ligation. We received FDA approval of the Adiana System in July 2009 and CE mark approval in Europe in 2008. Our revenues from the Adiana System have been modest to date as both the U.S. and international market launches have been limited.

Our skeletal health products primarily consist of dual-energy X-ray bone densitometry systems, an ultrasound-based osteoporosis assessment product and our Fluoroscan mini C-arm imaging product.

In the first quarter of fiscal 2010, we adopted FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified within ASC Topic 470, Debt), which impacts the accounting for our Convertible Notes. The accounting guidance has been retrospectively applied. See Note 6 in the accompanying consolidated financial statements for additional information.

Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the U.S. and other countries include, but are not limited to, the following: Adiana, AEG, ATEC, Celero, Cervista, Cytyc, Dimensions, Eviva, Fluoroscan, Gestiva, Invader, MammoSite, NovaSure, Rapid FFN, Selenia, Suros, ThinPrep, and Third Wave.

RECENT DEVELOPMENTS

Market acceptance of our medical products in the United States and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient demand for our products and procedures and the reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors. Since the end of calendar 2008, the uncertainty surrounding world financial markets and slowdown in worldwide macroeconomic conditions have caused and may continue to cause the purchasers of medical equipment to decrease their medical equipment purchasing and procurement activities. Additionally, constrictions in world credit markets have caused and continue to cause our customers to experience difficulty securing the financing necessary to purchase our products. Economic uncertainty and unemployment have and may continue to result in cost-conscious consumers focusing on acute care rather than wellness, which has and may continue to adversely affect demand for our products and procedures. Furthermore, governments and other third party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect sales of our products. If the current adverse economic conditions continue, our business and prospects may be negatively impacted.

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and imposes new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013. Various healthcare reform proposals have also emerged at the state level. The new law and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. In addition, the excise tax will increase our cost of doing business. The impact of this law and these proposals could have a material adverse effect on our business, results of operations and/or financial condition.

These reforms or cost containment measures, including the uncertainty in the medical community regarding their nature and effect, could have an adverse effect on our customers’ purchasing decisions regarding our products and could harm our business and prospects.

As we operate in a highly regulated industry, other governmental actions may adversely affect our business, operations or financial condition, including, without limitation: new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, method of delivery and payment for health care products and services; changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity; changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products and treatments; new laws, regulations and judicial decisions affecting pricing or marketing practices; and changes in the tax laws relating to our operations, including those associated with the recently adopted healthcare reform law discussed above, could have a material adverse impact on our results of operations.

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

In recent history, there have been periodic significant fluctuations in foreign currencies relative to the U.S. dollar. A majority of our sales to international dealers are denominated in U.S. dollars. However, we expect there to be a shift to more sales denominated in the Euro compared to the U.S. dollar for our Euro zone dealers. The ongoing fluctuations of the value of the U.S. dollar may cause our products to be less competitive in international markets and may impact sales and margins over time. In addition, we have international sales, principally in our Diagnostics segment, that are denominated in foreign currencies. The value of these sales is also impacted by fluctuations in the value of the U.S. dollar. Given the uncertainty in the worldwide financial markets, foreign currency fluctuations may be significant in the future, and if the U.S. dollar strengthens, we may experience a material adverse effect on our international sales and margins.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales.

	Three Months Ended						Six Months Ended
	March 27, 2010		March 28, 2009		Change		March 27, 2010		March 28, 2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue			Amount	% of Total Revenue	Amount	% of Total Revenue
					Amount	%					Amount	%
Product Sales
Breast Health	$133,135	32%	$138,231	35%	$(5,096)	(4)%	$259,859	31%	$297,132	36%	$(37,273)	(13)%
Diagnostics	139,108	33%	134,048	33%	5,060	4%	278,518	34%	267,560	32%	10,958	4%
GYN Surgical	66,691	16%	63,399	16%	3,292	5%	137,673	17%	130,912	16%	6,761	5%
Skeletal Health	14,185	3%	16,209	4%	(2,024)	(12)%	28,479	3%	36,391	4%	(7,912)	(22)%

	$353,119	84%	$351,887	88%	$1,232	0%	$704,529	85%	$731,995	88%	$(27,466)	(4)%

In the current quarter, our product sales increased slightly compared to the corresponding period in the prior year, primarily due to increased revenues from our Diagnostics and GYN Surgical products of $5.1 million and $3.3 million, respectively, partially offset by a $5.1 million decrease in revenues from our Breast Health products and a $2.0 million decrease in revenue from our Skeletal Health products. In the current six month period, our product sales decreased $27.5 million, or 4%, compared to the corresponding period in the prior year primarily due to a decrease of $37.3 million in our Breast Health products and to a lesser extent a $7.9 million decline in Skeletal Health partially offset by increases in Diagnostic and GYN Surgical products of $11.0 million and $6.8 million, respectively.

Breast Health product sales decreased 4% in the current quarter compared to the corresponding period in the prior year, primarily due to a reduction of $5.7 million in sales related to phasing out the supply of digital detectors to an OEM and closing, in the fourth quarter of fiscal 2009, our AEG organic photoconductor drum coatings manufacturing operations in Shanghai. In addition, sales from our largest product offering in the Breast Health segment, our digital mammography systems, were down slightly compared to the corresponding period in the prior year. We experienced an increase in the number of units sold of our new 2D/3D Selenia Dimensions products, however, this increase in sales was offset by a reduction of revenue from the Selenia full field mammography systems and related components, including CAD software. Although we experienced an overall increase in Selenia units sold in the current quarter compared to the corresponding period in the prior year, revenues declined due to product mix as we sold a greater number of defeatured Selenia systems which have lower average selling prices than our full featured models, a shift to a higher level of international sales where we sell primarily through distributors, and slight pressure on average selling prices. Offsetting these decreases was an increase in sales of our breast biopsy products of $3.0 million, primarily related to our Eviva product.

In the current six month period, Breast Health product sales decreased 13% compared to the corresponding period in the prior year primarily due to a $23.4 million decrease in digital mammography systems revenues due to product mix as we sold a greater number of defeatured Selenia systems which have lower average selling prices than our full featured models, a shift to a higher level of international sales, and slight pressure on average selling prices offset slightly by an increase in the number of units sold of our new 2D/3D Selenia Dimensions products. In addition, the decline in revenue is due to phasing out the supply of digital detectors to an OEM and closing our AEG organic photoconductor drum coatings manufacturing operations in Shanghai, which resulted in a $13.1 million decrease in revenues compared to the first six months of fiscal 2009. These decreases were partially offset by a $7.6 million increase in revenues from our breast biopsy products, primarily attributable to an increase in the number of Eviva and Celero biopsy devices sold worldwide offset slightly by a reduction to ATEC average selling prices.

Diagnostics product sales increased 4% in both the current three and six month periods compared to the corresponding periods in the prior year primarily due to sales of our Cervista HPV tests, for which we received FDA approval in the second quarter of fiscal 2009. The increase in revenues in both periods is also due to an increase in ThinPrep pap tests sold internationally and continued growth in imager adoption. The current quarter was characterized by lower doctor visits and related procedure volumes, which we attribute to the impact of the continuing economic uncertainty, including high unemployment and underemployment rates. In addition, we believe the poor weather conditions in the Northeast and Mid-Atlantic regions in the U.S. during the second quarter of fiscal 2010 resulted in slightly lower procedure volumes than normally would have been expected based on the current trend rate.

GYN Surgical product sales increased 5% in both the current three and six month periods compared to the corresponding periods in the prior year due to growing sales of the Adiana System, which was approved by the FDA in the fourth quarter of fiscal 2009, an increase in the number of NovaSure products sold internationally and an increase in NovaSure average selling prices. Consistent with the Diagnostics segment, we believe lower procedure volumes and weather conditions in the second quarter of fiscal 2010 slightly impacted GYN Surgical sales in the second quarter of fiscal 2010.

Skeletal Health product sales decreased 12% in the current quarter compared to the corresponding period in the prior year primarily due to a $2.3 million decrease in mini C-arm sales caused by a reduction in the number of units sold. Skeletal Health product sales decreased 22% in the current six month period compared to the corresponding period in the prior year primarily due to a $4.4 million decrease in osteoporosis assessment product sales principally a result of a decrease in the number of bone densitometry systems sold worldwide. This product line has experienced a difficult capital equipment environment worldwide and the ongoing effects of the reduction in reimbursement for osteoporosis exams in the U.S. In addition, there was a decrease in mini C-arms sales of $3.4 million in the current six month period compared to the corresponding period in the prior year due to a reduction in the number of units sold.

In the first six months of fiscal 2010, approximately 78% of product sales were generated in the United States, 12% in Europe, 6% in Asia, and 4% in other international markets. In the first six months of fiscal 2009, approximately 79% of product sales were generated in the United States, 13% in Europe, 4% in Asia, and 4% in other international markets.

Service and Other Revenues.

	Three Months Ended						Six Months Ended
	March 27, 2010		March 28, 2009		Change		March 27, 2010		March 28,2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$64,993	16%	$50,127	12%	$14,866	30%	$126,031	15%	$99,252	12%	26,779	27%

Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 30% and 27% in the current three and six month periods, respectively, compared to the corresponding periods of the prior year primarily in our Breast Health business due to an increase in the number of service contracts driven by an increase in our installed base of our full field digital mammography systems.

Cost of Product Sales.

	Three Months Ended						Six Months Ended
	March 27, 2010		March 28, 2009		Change		March 27, 2010		March 28, 2009		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue			Amount	% of Product Revenue	Amount	% of Product Revenue
					Amount	%					Amount	%
Cost of Product Sales	$120,570	34%	$113,387	32%	$7,183	6%	$236,830	34%	$237,808	32%	$(978)	0%
Cost of Product Sales – Amortization of Intangible Assets	43,526	12%	37,760	11%	5,766	15%	87,046	12%	75,506	10%	11,540	15%
Cost of Product Sales – Impairment of Intangible Assets	—	—%	4,065	1%	(4,065)	(100)%	—	—%	4,065	1%	(4,065)	(100)%

	$164,096	46%	$155,212	44%	$8,884	8%	$323,876	46%	$317,379	43%	6,497	2%

Product sales gross margin decreased to 54% in both the current three and six month periods compared to 56% and 57%, respectively, in the corresponding periods in the prior year as discussed below.

Cost of Product Sales. The cost of product sales as a percentage of products sales was 34% for both the current three and six month periods compared to 32% for the corresponding periods in the prior year. Cost of product sales as a percentage of product revenues increased across our business segments and was primarily driven by a shift in product mix of our Selenia digital mammography systems to lower margin configurations and a higher level of international sales in our Breast Health segment, including our breast biopsy products, as well as a slight reduction in average selling prices. In addition, the decrease in margins is attributable to excess capacity at certain of our manufacturing facilities related to limited launches of products approved in the second half of fiscal 2009, and to a lesser extent, lower absorption of manufacturing costs. These reductions were partially offset by a slight increase in selling prices of our NovaSure product.

Cost of Product Sales – Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology. These intangible assets are generally being amortized over their estimated useful lives of between 8.5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increase in amortization is due to the method of recognition based on the expected economic benefits of the underlying assets, and is primarily related to the intangible assets acquired in the Cytyc merger in the first quarter of fiscal 2008.

Cost of Product Sales – Impairment of Intangible Assets. During the second quarter of fiscal 2009, we decided to discontinue selling a certain product acquired in the Third Wave acquisition as a result of communications from the FDA regarding the approval process. This decision was an indicator of impairment, and we performed an impairment test, which indicated that the undiscounted cash flows that the asset group would generate over its remaining estimated useful life would not be sufficient to recover the carrying value of the asset group. Due to the insufficient cash flows to be generated, the Company determined that the related asset group’s fair value was de minimus and recorded an impairment charge of $4.1 million comprised of developed technology of $2.6 million and capitalized license fees of $1.5 million.

Cost of Service and Other Revenues.

	Three Months Ended						Six Months Ended
	March 27, 2010		March 28, 2009		Change		March 27, 2010		March 28, 2009		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$40,377	62%	$37,228	74%	$3,149	8%	$76,600	61%	$74,335	75%	$2,265	3%

Service and other revenues gross margin has improved to 38% and 39% in the current three and six month periods, respectively, from 26% and 25% in the corresponding periods in the prior year, respectively, due in part to the improved absorption of fixed service costs and the continued growth of service contract revenue, primarily in the Breast Health business. We have been able to convert a high percentage of our domestic installed base of full field digital mammography systems to service contracts upon the expiration of the warranty period.

Operating Expenses

	Three Months Ended						Six Months Ended
	March 27, 2010		March 28, 2009		Change		March 27, 2010		March 28, 2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$25,298	6%	$24,428	6%	$870	4%	$48,496	6%	$$48,221	5%	$$275	0%
Selling and marketing	61,461	15%	58,472	15%	2,989	5%	126,058	15%	123,474	15%	2,584	2%
General and administrative	38,693	9%	38,810	10%	(117)	0%	81,308	10%	73,615	9%	7,693	11%
Amortization of intangible assets	13,577	3%	12,693	3%	884	7%	27,156	3%	25,331	3%	1,825	7%
Litigation-related settlement charge	12,500	3%	—	—%	12,500	100%	12,500	2%	—	—%	12,500	100%
Restructuring (benefit) charge	(132)	0%	—	—%	(132)	100%	355	0%	—	—%	355	100%
Loss on divestiture	341	0%	—	—%	341	100%	341	0%	—	—%	341	100%
Impairment of goodwill	—	—%	2,340,023	582%	(2,340,023)	(100)%	—	—%	2,340,023	282%	(2,340,023)	(100)%

	$151,738	36%	$2,474,426	616%	$(2,322,688)	(94)%	$296,214	36%	$2,610,664	314%	$(2,314,450)	(87)%

Research and Development Expenses. Research and development expenses increased 4% in the current quarter compared to the corresponding period in the prior year due to an increase in clinical trials, primarily related to our tomosynthesis product, compensation and benefits, and engineering programs for a number of projects for product enhancements and new products. For the first six month periods in fiscal 2010 and fiscal 2009, research and development expenses were relatively flat. While we experienced an increase in expenses for the items noted above in the current quarter, these increases were offset primarily by a reduction of pre-release production costs related to Adiana included in the first six months of fiscal 2009 that are no longer being incurred due to its FDA approval and limited commercial release in the fourth quarter of fiscal 2009. Accordingly, there are no such costs in fiscal 2010. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary period to period. We expect total research and development expenses to increase in the remainder of fiscal 2010 due to the timing of clinical trial expenses.

Selling and Marketing Expenses. Selling and marketing expenses increased 5% in the current quarter as compared to the corresponding period in the prior year primarily due to increases in distributor and third-party commissions, trade shows, website marketing, and additional expenses related to recently released products. These increases were partially offset by lower advertising expenditures. For the current six month period compared to the corresponding period in the prior year, selling and marketing expenses increased 2% primarily due to higher distributor and third-party commissions, trade shows and website marketing partially offset by lower compensation and expenditures for advertising and medical education.

General and Administrative Expenses. General and administrative expenses were flat in the current quarter compared to the corresponding period in the prior year. In the current quarter, we incurred lower fees for accounting, tax and other consulting services, lower bad debt expense, and lower charges for the write-off of certain corporate-related fixed assets. These decreases were partially offset by an increase in legal fees primarily from our litigation of the Ethicon lawsuit, and an increase in compensation and benefits related to increases in value of our Supplemental Executive Retirement Plan (“SERP”), which is driven by an increase in stock market valuation, increased bonuses, and a retention accrual for the former CEO. For the current six month period compared to the corresponding period in the prior year, general and administrative expenses increased 11% primarily due to an increase in legal fees as a result of higher litigation related activity, an increase in compensation and benefits principally due to a transition payment to the former CEO of $1.7 million in the first quarter of fiscal 2010 and related continuing retention accrual, increased bonuses, an increase in value of the SERP, and higher stock compensation expense partially offset by additional expenses in 2009 for accounting, tax and other consulting fees, the write-off of certain corporate-related fixed assets and bad debt.

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

Litigation-Related Settlement Charge. We had been engaged in litigation with Ethicon Endo-Surgery, Inc. (“Ethicon”), a Johnson & Johnson operating company, in which Ethicon had alleged patent infringement by our ATEC biopsy system of certain of their patents, and Ethicon had made similar claims of our Eviva biopsy system. On February 17, 2010, we entered into a settlement agreement with Ethicon, and all outstanding litigation between the parties was dismissed. In connection with the settlement agreement, we agreed to make a one-time payment to Ethicon of $12.5 million and ongoing royalties for sales of our ATEC and EVIVA products, and Ethicon agreed to pay Hologic ongoing royalties for sales of its Mammotome magnetic resonance imaging product.

Restructuring Charge. During the fourth quarter of 2009, we closed our manufacturing facility in Shanghai, China due to Chinese government requirements to move the facility. This facility, which manufactured organic photoconductor drum coatings, was acquired in connection with the AEG acquisition in 2006. In connection with this action, we recorded restructuring costs for severance benefits and other costs of $0.8 million in the fourth quarter of fiscal 2009. In fiscal 2010, we have incurred clean-up and closure costs of $0.4 million, net.

Loss on Divestiture. During the second quarter of fiscal 2010, we completed the sale of the capital stock of our organic photoconductor drum coating manufacturing operation in Shanghai, China for a net sales price of $3.8 million resulting in a loss on disposal of $0.3 million in the second quarter of fiscal 2010.

Impairment of Goodwill. During the first quarter of fiscal 2009, based upon a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of our market capitalization significantly below the book value of our net assets, we concluded that potential goodwill impairment indicators existed as of December 27, 2008. As a result, we performed an interim goodwill impairment analysis as of December 27, 2008. Step 1 of the impairment analysis indicated that the carrying value of the net assets of certain of our reporting units, acquired in connection with the Cytyc acquisition, exceeded the estimated fair value of those reporting units. As a result, we were required to complete Step 2 of the impairment analysis to determine the amount, if any, of goodwill impairment charges. We completed Step 2 of this analysis during the second quarter of fiscal 2009 and recorded a goodwill impairment charge of $2.34 billion in the three month period ended March 28, 2009. Refer to Note 17 – Goodwill and Intangible Assets contained in Item 1 of this Quarterly Report on Form 10-Q for more information. We have not identified any indicators of impairment in fiscal 2010.

Interest Income.

	Three Months Ended				Six Months Ended
	March 27, 2010	March 28, 2009	Change		March 27, 2010	March 28, 2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$401	$347	$54	16%	$586	$793	$(207)	(26)%

Interest income increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in invested balances in fiscal 2010. Interest income decreased in the current six month period compared to the corresponding period in the prior year primarily due to a decline in interest rates, partially offset by an increase in invested balances.

Interest Expense.

	Three Months Ended				Six Months Ended
	March 27, 2010	March 28, 2009	Change		March 27, 2010	March 28, 2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(32,321)	$(33,212)	$891	3%	$(64,125)	$(67,554)	$3,429	5%

Interest expense consists primarily of the interest costs and the related amortization of the debt discount of our 2.0% Convertible Notes as well as the amortization of deferred financing costs. In fiscal 2010, we implemented a new accounting standard that changed the accounting for convertible debt instruments with cash settlement features and required us to allocate a portion of our Convertible Notes to equity based on the relative fair value of the embedded conversion feature in our Convertible Notes. This component is recorded as a debt discount and is amortized to interest expense. This new accounting standard was retrospectively applied to prior periods (see Note 6 in the notes to the accompanying consolidated financial statements for additional information). In addition, we incur interest costs and the related amortization of deferred financing costs of our senior secured credit agreement. Interest expense decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to our paying down the outstanding principal amounts under our senior secured credit agreement partially offset by higher overall interest expense on our Convertible Notes due to using the effective interest method to amortize the debt discount.

Other Income (Expense), net.

	Three Months Ended				Six Months Ended
	March 27, 2010	March 28, 2009	Change		March 27, 2010	March 28, 2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income (Expense), net	$777	$(674)	$1,451	215%	$1,520	$(3,755)	$5,275	140%

In the second quarter of fiscal 2010, this account is primarily comprised of an increase in cash surrender value of life insurance contracts related to our SERP of $0.5 million and net foreign currency transactions gains of $0.5 million offset partially by miscellaneous insignificant items. In the second quarter of fiscal 2009, this account was primarily comprised of a decrease in the cash surrender value of life insurance contracts related to our SERP of $0.5 million. For the current six month period, this account is primarily comprised of an increase in the cash surrender value of life insurance contracts related to our SERP of $1.3 million, and an increase related to non-income tax related government credits of $0.8 million partially offset by $0.7 million of foreign currency transaction losses. In the first six months of fiscal 2009, this account was primarily comprised of foreign currency transaction losses of $2.0 million and a decrease in the cash surrender value of life insurance contracts related to our SERP of $1.6 million.

Provision for Income Taxes.

	Three Months Ended				Six Months Ended
	March 27, 2010	March 28, 2009	Change		March 27, 2010	March 28, 2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$10,140	$11,728	$(1,588)	(14)%	$25,138	$30,314	$(5,176)	(17)%

Our effective tax rates were 33.0% and 35.0% of pre-tax earnings for the current three and six month periods, respectively, compared to (0.5)% and (1.4)% in the corresponding periods in the prior year, respectively. For the current quarter, the effective rate was lower than the statutory rate primarily due to the reversal of reserves no longer required of approximately $1.4 million, which is principally related to the closure of the Company’s manufacturing operation in Shanghai, China, which was sold in the second quarter of fiscal 2010, and the expiration of the statute of limitations in certain jurisdictions. For the six months ended March 27, 2010, the effective tax rate primarily reflects the statutory rate. For the three and six months ended March 28, 2009, the effective tax rate was significantly impacted by the goodwill impairment charge recorded in the second quarter of fiscal 2009, substantially all of which is not deductible for tax purposes.

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

Breast Health.

	Three Months Ended				Six Months Ended
	March 27, 2010	March 28, 2009	Change		March 27, 2010	March 28, 2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$189,457	$180,080	$9,377	5%	$368,530	$379,192	$(10,662)	(3)%

Operating Income (Loss)	$20,501	$(229,865)	$250,366	109%	$48,288	$(184,905)	$233,193	126%

Operating Income (Loss) as a % of Segment Revenue	11%	(128)%			13%	(49)%

Breast Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to a $14.5 million increase in service revenues that is substantially related to additional service contracts for the increased number of Selenia systems in our installed base offset by the reduction in product revenues of $5.1 million discussed above. This segment’s revenues decreased in the current six month period compared to the corresponding period in the prior year primarily due to the decrease in product revenues of $37.3 million discussed above offset by an increase in service revenues of $26.6 million.

Operating income for this business segment increased in both the current three and six month periods compared to the corresponding periods in the prior year primarily due to operating losses in the fiscal 2009 periods as a result of a $265.9 million goodwill impairment charge related to our MammoSite reporting unit that we recorded in the second quarter of fiscal 2009. Excluding the impact of the goodwill impairment charge period over period, operating income decreased in the current three and six month periods compared to the corresponding periods in the prior year. Overall, our gross margins were 46% and 47% in the current three and six month periods, respectively, compared to 47% and 48% in the corresponding periods in the prior year, respectively. Product gross margins deteriorated in the fiscal 2010 periods primarily due to a shift in product mix of our Selenia digital mammography systems to lower margin configurations, higher sales internationally, slight pressure on average selling prices and increased intangible asset amortization expense. These reductions to gross margin are partially offset by improvements in service gross margins due to our relatively fixed cost structure to support service contracts. Operating income in the current three and six month periods was negatively impacted by the $12.5 million litigation settlement charge in the second quarter of the current year, and also included increased litigation costs and higher third-party commissions compared to the corresponding periods in the prior year.

Diagnostics.

	Three Months Ended				Six Months Ended
	March 27, 2010	March 28, 2009	Change		March 27, 2010	March 28, 2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$139,977	$135,035	$4,942	4%	$280,377	$269,659	$10,718	4%

Operating Income (Loss)	$25,608	$(887,761)	$913,369	103%	$53,025	$(863,478)	$916,503	106%

Operating Income (Loss) as a % of Segment Revenue	18%	(657)%			19%	(320)%

Diagnostics revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in product sales discussed above.

Operating income for this business segment increased in both the current three and six month periods compared to the corresponding periods in the prior year primarily due to operating losses in the fiscal 2009 periods as a result of a $908.3 million goodwill impairment charge and a $4.1 million intangible asset charge that we recorded in the second quarter of fiscal 2009. Excluding the impact of the goodwill and intangible asset impairment charges period over period, operating income increased in the current three and six month periods compared to the corresponding period in the prior year primarily due to the increase in revenues and lower operating expenses, primarily due to a reduction in compensation costs and legal expenses. In addition, for the current six month period, sales and marketing related expenditures were lower for advertising, market research and medical training. Gross margins were consistent at 53% for the current quarter and corresponding period in the prior year and 54% for the current six month period and corresponding period in the prior year. Gross margins in the current three and six month periods included additional amortization of intangible assets of $1.9 million and $3.7 million, respectively.

GYN Surgical.

	Three Months Ended				Six Months Ended
	March 27, 2010	March 28, 2009	Change		March 27, 2010	March 28, 2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$67,138	$63,805	$3,333	5%	$138,591	$131,754	$6,837	5%

Operating Income (Loss)	$13,491	$(1,150,694)	$1,164,185	101%	$28,215	$(1,130,713)	$1,158,928	10%

Operating Income (Loss) as a % of Segment Revenue	20%	(1,803)%			20%	(858)%

GYN Surgical revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in product sales discussed above.

Operating income for this business segment increased in both the current three and six month periods compared to the corresponding periods in the prior year primarily due to operating losses in the fiscal 2009 periods as a result of a $1.17 billion goodwill impairment charge that we recorded in the second quarter of fiscal 2009. Excluding the impact of the goodwill impairment charge period over period, operating income in the current three and six month periods had higher operating expenses compared to the corresponding period in the prior year, primarily in sales and marketing for compensation due to an increase in headcount and Adiana product launch activities, as well as an increase in intangible asset amortization. While gross margin was constant and declined slightly on an absolute dollar basis in the current three and six month periods, respectively, compared to the corresponding periods in the prior year, our gross margin percentage declined to 64% and 63% in the current three and six month periods, respectively, from 67% and 68% in the corresponding period in the prior year, respectively. The erosion in gross margin percentage is due to increased intangible asset amortization of $2.2 million and $4.3 million in the current three and six month periods, respectively, and manufacturing variances for our recently introduced Adiana product, offset partially by slightly higher prices for our NovaSure product.

Skeletal Health.

	Three Months Ended				Six Months Ended
	March 27, 2010	March 28, 2009	Change		March 27, 2010	March 28, 2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$21,540	$23,094	$(1,554)	(7)%	$43,062	$50,642	$(7,580)	(15)%

Operating Income	$2,301	$3,468	$(1,167)	(34)%	$4,342	$7,965	$(3,623)	(45)%

Operating Income as a % of Segment Revenue	11%	15%			10%	16%

Skeletal Health revenues decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the decline in product sales discussed above.

Operating income decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to reduced gross margin in absolute dollars as a result of lower revenues. Gross margin in this business segment was relatively flat at 43% for both the current quarter and the corresponding period in the prior year and 42% for both the current six month period and the corresponding period in the prior year. Operating expenses remained relatively flat.

LIQUIDITY AND CAPITAL RESOURCES

At March 27, 2010, we had $555.1 million of working capital, and our cash and cash equivalents totaled $431.3 million. Our cash and cash equivalents balance increased $138.1 million during the first six months of fiscal 2010 due to cash generated from our operations and the receipt of a $70.0 million payment related to the potential sale of our Gestiva assets. These cash sources were partially offset by our financing activities relating to our repayment of amounts outstanding under our credit agreement, as well as cash for capital expenditures and placement of equipment under customer usage agreements.

Our operating activities provided us with $220.1 million of cash, which included net income of $46.7 million increased by non-cash charges for depreciation and amortization aggregating $147.8 million, non-cash interest expense of $43.1 million, and stock-based compensation expense of $16.6 million. These adjustments to net income were partially offset by an increase in deferred taxes of $44.2 million. Cash provided by operations due to changes in our operating assets and liabilities included an increase in deferred revenue of $20.7 million and an increase in accrued expenses of $9.5 million. The cash provided by these changes was partially offset by an increase in inventories of $14.9 million and an increase in accounts receivable of $7.1 million. The increase in deferred revenue was primarily due to an increase in the number of service contracts as our installed base of full field digital mammography systems continues to grow. The increase in accrued expenses is primarily due to an increase in third-party commissions, compensation-related accruals and taxes payable based on the timing of payments. The increase in inventories was primarily related to increased production of newly released products. The increase in accounts receivable is primarily due to higher revenues in the second quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009 partially offset by improved collections.

In the first six months of fiscal 2010, we generated $41.0 million of cash from investing activities primarily due to the receipt of a $70.0 million payment from KV in connection with executing an amendment to the existing agreement to sell the rights to our Gestiva assets to KV upon FDA approval. This cash generation was partially offset by $12.3 million of purchases for property and equipment, which consisted primarily of manufacturing equipment and computer hardware, and $9.8 million for the placement of equipment under customer usage agreements. We also purchased $5.3 million of life insurance contracts to fund future payments under our SERP. In addition, we sold the capital stock of our AEG organic photoconductor drum coatings manufacturing operation for a net sale price of $3.8 million of which $2.3 million has yet to be received.

In the first six months of fiscal 2010, we utilized $122.8 million of cash in financing activities, including $127.2 million for repayments of the term loans under our credit agreement. We also purchased substantially all of the remaining non-controlling interest of our Third Wave Japanese subsidiary for $2.7 million. These cash outflows were partially offset by $10.2 million from the exercise of stock options and issuances of common stock under our employee stock purchase plan.

Debt

We had total recorded debt outstanding of $1.46 billion at March 27, 2010. This balance is primarily comprised of our Convertible Notes of $1.41 billion, which is net of the unamortized debt discount of $315.2 million attributable to the embedded conversion feature in the notes, and term loans under our credit agreement of $47.0 million. Subsequent to March 27, 2010, in addition to the scheduled payment, we paid off the entire outstanding balance of the term loans under our credit agreement.

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

In order to complete the acquisition of Third Wave, we borrowed $540 million under the credit facilities on July 17, 2008, consisting of $400 million under the Term Loan A and $140 million under the Term Loan B. As of March 27, 2010, we had an aggregate of $47.0 million of principal outstanding under this credit facility, all of which is classified as current portion of long-term debt on our Consolidated Balance Sheet at March 27, 2010. Subsequent to March 27, 2010, in addition to the scheduled principal payment, we repaid the entire outstanding principal in full. The final maturity date for the Revolver is September 30, 2012.

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

The credit facilities contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including financial covenants which require us to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter. We were in compliance with our financial covenants as of March 27, 2010.

Convertible Notes.

On December 10, 2007, we issued and sold $1.725 billion aggregate original principal amount of our 2.00% Convertible Senior Notes due 2037. The net proceeds from our sale of the Convertible Notes were approximately $1.69 billion, after deducting the underwriters’ discounts and estimated offering expenses. At March 27, 2010, the Convertible Notes are recorded at $1.41 billion, which is net of the unamortized debt discount as required by U.S. generally accepted accounting principles. Effective in the first quarter of fiscal 2010, we retrospectively adopted new accounting standards that changed the accounting for convertible instruments with cash settlement features. See Note 6 in the consolidated financial statements for additional information pertaining to this new accounting standard.

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

Sale of Gestiva

On January 16, 2008, we entered into a definitive agreement to sell full U.S. and world-wide rights to our Gestiva pharmaceutical product to KV Pharmaceutical Company (“KV”) upon approval of the pending Gestiva new drug application (the “Gestiva NDA”) by the FDA for a purchase price of $82.0 million. The Gestiva product is a drug that, if approved by the FDA, could be used in the prevention of preterm births in pregnant women with a history of at least one spontaneous preterm birth. Under this agreement, we received $9.5 million of the purchase price in fiscal 2008, and the balance was due upon final approval of the Gestiva NDA by the FDA on or before February 19, 2010 and the production of a quantity of Gestiva suitable to enable the commercial launch of the product. This $9.5 million was recorded as a deferred gain within current liabilities in the Consolidated Balance Sheet. Either party had the right to terminate the agreement if FDA approval was not obtained by February 19, 2010. On January 8, 2010, the parties executed an amendment to the agreement eliminating the date by which FDA approval must be received and extending the term indefinitely. In consideration of executing this amendment, the purchase price was increased to $199.5 million. We received $70.0 million upon the signing of the amendment, which has been recorded as a deferred gain, and are due to receive an additional $25.0 million upon FDA approval of the product and an additional $95.0 million over a nine-month period beginning one year following FDA approval.

Under the arrangement, we are continuing our efforts to obtain FDA approval of the Gestiva NDA. All costs incurred in these efforts are being reimbursed by KV and recorded as a credit against research and development expenses. These reimbursed costs have not been material to date on an annual basis. We expect that the amounts recorded in deferred gain will be recognized upon the closing of the transaction following final FDA approval of the Gestiva NDA. We cannot assure that we will be able to obtain the requisite FDA approval, that the transaction will be completed or that it will receive the balance of the purchase price. Moreover, if KV terminates the agreement prior to the transfer of the rights to the Gestiva product as a result of a breach by us of a material representation, warranty, covenant or agreement, we will be required to return the funds previously received as well as expenses reimbursed by KV.

Contingent Earn-Out Payments

As a result of the merger with Cytyc, we assumed the obligation to the former Adiana stockholders to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155 million based on worldwide sales of the Adiana System in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. We received FDA approval of the Adiana System on July 6, 2009 and began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. The total accrued contingent consideration at March 27, 2010 is $10.5 million, which is net of legal fees as discussed below. The contingent consideration is being recorded as additional purchase price, and under the terms of the agreement the first payment is not due to the Adiana shareholders until October 2010. The agreement includes an indemnification provision that provides for the reimbursement of qualifying legal expenses in defense of the Adiana intellectual property, and we have the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs. Legal costs have not been material to date.

Legal Contingencies

We are currently involved in certain legal proceedings and claims. In connection with these legal proceedings and claims, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with ASC Topic 450, Contingencies (formerly SFAS No. 5, Accounting for Contingencies), loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. It is possible that future results or our financial position for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

Future Liquidity Considerations

We expect to continue to review and evaluate potential acquisitions of businesses, products or technologies, and strategic alliances that we believe will complement our current or future business. Subject to the “Cautionary Statement” and “Recent Developments” sections above, and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2009, as well as other cautionary statements set forth in this report, we believe that cash flow from operations and cash available from our Amended Credit Agreement will be sufficient to fund our expected operations over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments, or to repay our convertible notes. The holders of the Convertible Notes may require us to repurchase the notes on December 13, 2013, and on each of December 15, 2017, 2022, 2027 and 2032 at a repurchase price equal to 100% of their accreted principal amount. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under the above-referenced risk factors and cautionary statements. These risks, trends and uncertainties may also adversely affect our long-term liquidity.

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

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Form 8-K filed on March 19, 2010, which we filed to present the retrospective application of FSP APB 14-1 to our consolidated financial statements as of September 26, 2009 and September 27, 2008 and for each of the three years in the period then ended. There were no other changes to our Annual Report on Form 10-K for the fiscal year ended September 26, 2009. Except as disclosed herein, there have been no material changes to our critical accounting policies from those set forth in our Annual Report.

During the first quarter of fiscal 2010, we adopted the accounting guidance of ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Arrangements that Include Software Elements. The adoption of these ASUs is more fully discussed in Note 4 to the accompanying consolidated financial statements. The impact of adoption was not material to the first or second quarters of fiscal 2010, and if these new standards had been applied in the same manner in fiscal 2009, the impact would not have been material to the fiscal 2009 periods.

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC Topic 805, Business Combinations (formerly SFAS No. 141 (Revised 2007), Business Combinations). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC 805 replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. ASC 805 retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. ASC 805 will now require acquisition costs to be expensed as incurred, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally to affect income tax expense. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our 2010 fiscal year. The adoption of ASC 805 did not have a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51 (codified within ASC Topic 810, Consolidation). SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. This accounting guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is our 2010 fiscal year. Early adoption is prohibited. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 has not yet been incorporated into the Codification. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009, which is our 2011 fiscal year. We have not completed our assessment of the impact SFAS 167, if any, will have on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, cost-method investments, accounts payable and debt obligations. Except for our outstanding Convertible Notes, the fair value of these financial instruments approximates their carrying amount. As of March 27, 2010, we have $1.725 billion of principal of Convertible Notes outstanding, which is recorded net of an unamortized debt discount on our Balance Sheet at $1.41 billion. The fair value of our Convertible Notes was approximately $1.54 billion as of March 27, 2010 based on the trading price as of that date.

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

As of March 27, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

HOLOGIC, INC.

Item 1.	Legal Proceedings.

There are no material changes in Legal Proceedings as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 26, 2009 except as discussed below:

On October 5, 2007, Ethicon Endo-Surgery, Inc. (“Ethicon”), a Johnson & Johnson operating company, filed a complaint against Hologic and its wholly-owned subsidiary Suros in the United States District Court for the Southern District of Ohio, Western Division. The complaint alleged that certain of the ATEC biopsy systems manufactured and sold by Suros infringed Ethicon patents, and sought to enjoin Hologic and Suros from conducting acts of unfair competition and infringing the patents as well as the recovery of unspecified damages and costs. On August 6, 2009, Ethicon filed a second complaint against the Company and its wholly-owned subsidiary Suros in the United States District Court for the District of Delaware. The complaint alleged that certain of the Eviva biopsy systems manufactured and sold by Suros infringed Ethicon patents and sought to enjoin Hologic and Suros from infringing the patents as well as recovery of damages and costs resulting from the alleged infringement. On February 17, 2010, the Company entered into a settlement agreement with Ethicon relating to the two lawsuits previously filed by Ethicon, and one previously filed by Hologic against Ethicon. As a result of the settlement agreement, all outstanding litigation between the parties has been dismissed, without acknowledgement of liability by either party. While details of the agreement are confidential, under the terms of the settlement agreement, Ethicon has agreed to pay Hologic ongoing royalties for sales of its Mammotome magnetic resonance imaging product. In addition, the Company agreed to pay Ethicon a one-time payment of $12.5 million, plus ongoing royalties for sales of its ATEC and EVIVA hand pieces. The Company recorded the $12.5 million as an expense in the three months ended March 27, 2010.

Item 1A.	Risk Factors

There are no material changes in the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 26, 2009, except as noted below.

The adoption of healthcare reform in the United States may adversely affect our business, results of operations and/or financial condition.

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and imposes new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013. Various healthcare reform proposals have also emerged at the state level. The new law and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which the company sells its products. In addition, the excise tax will increase our cost of doing business. The impact of this law and these proposals could have a material adverse effect on our business, results of operations and/or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The following table sets forth information about deemed repurchases of our common stock to cover employee income tax withholding obligations in connection with the vesting of restricted stock units under our equity incentive plans for the three months ended March 27, 2010:

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
December 27, 2009 – January 23, 2010	—	$—	—
January 24, 2010 – February 20, 2010			—
February 21, 2010 – March 27, 2010	4,246	17.25	—

Total	4,246	$17.25	—

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number		Reference

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

101.INS	XBRL Instance Document	filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	filed herewith

HOLOGIC, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

May 6, 2010	/S/ ROBERT A. CASCELLA
Date	Robert A. Cascella
Chief Executive Officer

May 6, 2010	/S/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)