Form 10-Q
period 2010-06-26
HOLOGIC INC
filed 2010-08-05
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

or

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

As of August 2, 2010, 259,151,104 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 26, 2010	September 26, 2009
		As Adjusted (1)
ASSETS
Current assets:
Cash and cash equivalents	$491,368	$293,186
Restricted cash	847	916
Accounts receivable, less reserves of $7,709 and $7,279, respectively	261,518	263,231
Inventories	188,202	179,889
Deferred income tax assets	73,682	52,165
Prepaid expenses and other current assets	32,954	29,238

Total current assets	1,048,571	818,625

Property and equipment, net	254,883	278,377
Intangible assets, net	2,249,964	2,422,564
Goodwill	2,128,411	2,108,963
Other assets	49,041	55,697

Total assets	$5,730,870	$5,684,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,346	$38,373
Accounts payable	52,249	46,589
Accrued expenses	144,676	137,284
Deferred revenue	116,168	97,544
Deferred gain	79,500	9,500

Total current liabilities	393,939	329,290

Long-term debt, net of current portion	347	139,955
Convertible debt (principal of $1,725,000, Note 6)	1,428,341	1,373,923
Deferred income tax liabilities	1,018,196	1,045,183
Deferred service obligations – long-term	10,070	11,364
Other long-term liabilities	59,622	58,534
Commitments and contingencies (Notes 6, 7, 8, 9 and 15)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 259,359 and 257,938 shares issued, respectively	2,594	2,579
Capital in excess of par value	5,213,446	5,182,060
Accumulated deficit	(2,390,096)	(2,464,257)
Accumulated other comprehensive income (loss)	(4,071)	7,028
Treasury stock, at cost – 219 and 214 shares, respectively	(1,518)	(1,433)

Total stockholders’ equity	2,820,355	2,725,977

Total liabilities and stockholders’ equity	$5,730,870	$5,684,226

(1)	Adjusted for the retrospective adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (codified within Accounting Standards Codification (“ASC”) Topic 470, Debt). See Note 6.

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
		As Adjusted (1)		As Adjusted (1)
Revenues:
Product sales	$353,677	$349,414	$1,058,206	$1,081,409
Service and other revenues	67,016	53,706	193,047	152,958

	420,693	403,120	1,251,253	1,234,367

Costs and expenses (1):
Cost of product sales	127,832	114,232	364,662	352,040
Cost of product sales – amortization of intangible assets	43,524	40,773	130,570	116,279
Cost of product sales – impairment of intangible assets	—	—	—	4,065
Cost of service and other revenues	39,448	36,970	116,048	111,305
Research and development	24,218	23,407	72,714	71,628
Selling and marketing	59,425	58,928	185,483	182,402
General and administrative	33,899	37,039	115,207	110,654
Amortization of intangible assets	13,573	13,025	40,729	38,356
Litigation-related settlement charge	—	—	12,500	—
Restructuring charge	—	—	355	—
Loss on divestiture	—	—	341	—
Impairment of goodwill	—	—	—	2,340,023

	341,919	324,374	1,038,609	3,326,752

Income (loss) from operations	78,774	78,746	212,644	(2,092,385)
Interest income	321	206	907	999
Interest expense	(33,653)	(34,155)	(97,778)	(101,709)
Other income (expense), net	305	(730)	1,825	(4,485)

Income (loss) before income taxes	45,747	44,067	117,598	(2,197,580)
Provision for income taxes	18,299	13,316	43,437	43,630

Net income (loss)	$27,448	$30,751	$74,161	$(2,241,210)

Net income (loss) per common share:
Basic	$0.11	$0.12	$0.29	$(8.74)

Diluted	$0.10	$0.12	$0.28	$(8.74)

Weighted average number of common shares outstanding:
Basic	259,107	256,556	258,595	256,381

Diluted	262,106	258,908	261,463	256,381

(1)	Adjusted for the retrospective adoption of FSP APB 14-1. See Note 6.

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	June 26, 2010	June 27, 2009
		As adjusted (1)
OPERATING ACTIVITIES
Net income (loss)	$74,161	$(2,241,210)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	51,026	48,651
Amortization	171,299	154,635
Fair value write-up of Third Wave inventory sold	—	1,084
Non-cash interest expense – amortization of debt discount and deferred financing costs	66,879	61,118
Goodwill impairment charge	—	2,340,023
Charge for impairment of acquired intangible assets	—	4,065
Other-than-temporary impairment charge on cost-method investments	—	2,243
Excess tax benefit related to exercise of non-qualified stock options	(1,828)	(528)
Stock-based compensation expense	24,524	24,353
Deferred income taxes	(48,304)	(15,822)
Loss on disposal of property and equipment	2,303	2,676
Loss on divestiture	341	—
Other non-cash activity	1,387	(427)
Changes in operating assets and liabilities:
Accounts receivable	(4,713)	39,150
Inventories	(11,222)	(15,172)
Prepaid income taxes	(7,255)	13,872
Prepaid expenses and other assets	437	1,232
Accounts payable	6,064	(9,634)
Accrued expenses and other liabilities	(7,583)	(27,271)
Deferred revenue	20,425	14,396

Net cash provided by operating activities	337,941	397,434

INVESTING ACTIVITIES
Purchase of property and equipment	(19,686)	(24,809)
Increase in equipment under customer usage agreements	(14,661)	(20,340)
Divestiture of business, net of cash transferred to buyer	(2,164)	—
Deferred gain	70,000	—
Additional business acquisition consideration, net	—	(229)
Purchase of insurance contracts	(5,322)	(5,322)
Purchase of other intangible assets	(500)	(6,238)
Proceeds from sale of intellectual property	2,250	1,500
Purchase of cost-method investment	(721)	(400)
Proceeds from sale of cost-method investment	678	—
Decrease in restricted cash	69	2,718

Net cash provided by (used in) investing activities	29,943	(53,120)

FINANCING ACTIVITIES
Repayments under credit agreement	(174,167)	(195,307)
Financing costs on credit agreement	—	(350)
Repayments of notes payable	(2,504)	(2,168)
Purchase of non-controlling interests	(2,683)	—
Payment upon conversion of Cytyc convertible notes	—	(298)
Excess tax benefit related to exercise of non-qualified stock options	1,828	528
Net proceeds from issuance of common stock pursuant to employee stock plans	11,294	2,111
Payment of employee restricted stock tax withholding requirements	(2,522)	(878)

Net cash used in financing activities	(168,754)	(196,362)
Effect of exchange rate changes on cash and cash equivalents	(948)	108

Net increase in cash and cash equivalents	198,182	148,060
Cash and cash equivalents, beginning of period	293,186	95,661

Cash and cash equivalents, end of period	$491,368	$243,721

(1)	Adjusted for the retrospective adoption of FSP APB 14-1. See Note 6.

See accompanying notes.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all tabular amounts in thousands, except per share data)

(1) Basis of Presentation

The consolidated financial statements of Hologic, Inc. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 26, 2009, included in the Company’s Form 8-K as filed with the Securities and Exchange Commission on March 19, 2010, which reflects the retrospective adoption of FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified within Accounting Standards Codification (“ASC”) Topic 470, Debt). As a result, certain prior period amounts have been adjusted in these consolidated financial statements. See Note 6 for additional information pertaining to the adoption of FSP APB 14-1. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and nine months ended June 26, 2010 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 25, 2010.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated, and these financial statements reflect those material items that arose after the balance sheet date but prior to the issuance of the financial statements that would be considered recognized subsequent events. There were no material recognized subsequent events recorded in the June 26, 2010 consolidated financial statements.

During the third quarter of fiscal 2010, the Company reclassified certain Company manufactured equipment to property and equipment from inventory and other assets of $2.9 million and $3.8 million, respectively, in its consolidated balance sheet as of September 26, 2009. As a result, the Company also reclassified certain amounts in its consolidated statement of cash flows for the nine months ended June 27, 2009 to reflect the above reclassification matter, and cash flows from operations increased to $397.4 million from $395.6 million previously reported and cash used in investing activities increased to $53.1 million from $51.3 million previously reported.

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

As of June 26, 2010, the Company’s financial assets that are re-measured at fair value on a recurring basis consisted of $0.3 million in money market mutual funds that are classified as cash and cash equivalents in its Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets.

The Company holds certain minority cost-method equity investments in non-publicly traded securities aggregating $8.0 million and $7.6 million at June 26, 2010 and September 26, 2009, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost. As the inputs utilized for the Company’s periodic impairment assessment are not based on observable market data, these cost-method investments are classified within Level 3 of the fair value hierarchy on a non-recurring basis. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost-method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical.

(3) Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, cost-method equity investments, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company believes the carrying amounts of its cost-method equity investments approximate fair value and has not performed an in-depth analysis of the fair values as it is not practical to do so. Amounts outstanding under the Company’s Amended Credit Agreement were subject to variable rates of interest based on current market rates. As such, the Company believes the carrying amount of this obligation approximated its fair value. No amounts were outstanding under the Amended Credit Agreement as of June 26, 2010.

The Company had $1.43 billion and $1.37 billion of Convertible Notes recorded (See Note 6) as of June 26, 2010 and September 26, 2009, respectively. The principal amount of the Convertible Notes outstanding at both dates was $1.725 billion. The fair value of these Convertible Notes was approximately $1.47 billion and $1.42 billion as of June 26, 2010 and September 26, 2009, respectively, based on the trading prices at those dates.

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

As permitted, the Company elected to early adopt these new accounting standards at the beginning of its first quarter of fiscal 2010 on a prospective basis for transactions originating or materially modified on or after September 27, 2009. These accounting standards generally do not change the units of accounting for the Company’s revenue transactions, and most products and services qualify as separate units of accounting. The impact of adopting these new accounting standards was not material to the Company’s financial statements for the three and nine month periods ended June 26, 2010, and if they were applied in the same manner to fiscal 2009 would not have had a material impact to revenue recorded in the three and nine month periods ended June 27, 2009. The Company does not expect the adoption of these new accounting standards to have a significant impact on the timing and pattern of revenue recognition in the future due to a) the existence of VSOE across most of its products and services and b) the selling price of most of its elements undelivered at the time of shipment of the core product sales are much lower relative to these core product sale prices.

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

The Company typically determines the selling price of its products and services based on VSOE. The Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, the Company’s policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. The Company also considers the class of customer, method of distribution, and the geographies into which its products and services are sold when determining VSOE. The Company typically has had VSOE for its products and services.

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

Some of the Company’s products have both software (operating and application software) and non-software components that function together to deliver the product’s essential functionality. The Company had previously determined that except for its CAD (computer aided detection) products and Dimensions 2D/3D full field digital mammography products (“Dimensions”), the software element in its other products was incidental in accordance with the software revenue recognition rules. Accordingly, these other products were not within the scope of the software revenue recognition rules, ASC 985-605, Software—Revenue Recognition (formerly SOP 97-2). The Company had determined that given the significance of the software component’s functionality to its CAD systems and Dimensions products, which are in the Breast Health segment, these products were within the scope of the software revenue recognition rules.

ASC 985-605 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on their relative VSOE of fair value. If VSOE does not exist for a delivered element, the residual method is applied in which the arrangement consideration is allocated to the undelivered elements based on VSOE with the remaining consideration recognized as revenue for the delivered elements. For multiple-element software arrangements where VSOE of fair value of Post-Contract Customer Support (“PCS”) has been established, the Company recognizes revenue using the residual method at the time all other revenue recognition criteria have been met.

Upon the release of the Dimensions product in fiscal 2009, the Company completed an evaluation of the software component in accordance with the software revenue recognition rules. The Company noted the following in its evaluation of the software component of its new Dimensions product:

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

As a result, under the revenue recognition accounting standards prior to the adoption of ASU 2009-14, the Company determined that the Dimensions product contained software that was more than incidental to the product as a whole and should be accounted for under the software revenue recognition rules. The Company determined that VSOE of fair value of the initial bundled PCS existed based on the establishment of a price for which this element would be sold separately by management having the relevant authority and that it was probable that this price would not change prior to when this service is sold separately. The Company specified the renewal rates that the PCS service could be purchased separately upon expiration of the initial PCS period, and those rates are consistent among its customers.

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

(5) Other Balance Sheet Information

Components of selected captions in the Consolidated Balance Sheets at June 26, 2010 and September 26, 2009 consisted of:

	June 26, 2010	September 26, 2009
Inventories
Raw material and work-in-process	$120,801	$116,983
Finished goods	67,401	62,906

	$188,202	$179,889

Property and equipment
Equipment and software	$201,605	$187,961
Equipment under customer usage agreements	142,202	133,946
Building and improvements	56,221	57,214
Leasehold improvements	40,525	39,701
Furniture and fixtures	11,070	11,112
Land	8,788	8,983

	460,411	438,917
Less – accumulated depreciation and amortization	(205,528)	(160,540)

	$254,883	$278,377

(6) Borrowings and Credit Arrangements

The Company had total debt with carrying values of $1.43 billion at June 26, 2010 and $1.55 billion at September 26, 2009. The Company’s borrowings consisted of the following at June 26, 2010 and September 26, 2009:

	June 26, 2010	September 26, 2009
		As adjusted
Current debt obligations:
Term Loan A	$—	$28,789
Term Loan B	—	6,785

	June 26, 2010	September 26, 2009
		As adjusted
AEG debt	—	1,500
Other	1,346	1,299

Total current debt obligations	1,346	38,373

Long-term debt obligations:
Term Loan A	—	95,929
Term Loan B	—	42,664
Other	347	1,362

	347	139,955
Convertible notes (principal of $1,725,000)	1,428,341	1,373,923

Total long-term debt obligations	1,428,688	1,513,878

Total debt obligations	$1,430,034	$1,552,251

Credit Agreement

In connection with its acquisition of Third Wave Technologies, Inc., on July 17, 2008, the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Goldman Sachs Credit Partners L.P. and certain other lenders (collectively, the “Lenders”). The Amended Credit Agreement amended and restated the Company’s existing credit agreement with the Lenders, dated as of October 22, 2007. Pursuant to the terms and conditions of the Amended Credit Agreement, the Lenders committed to provide senior secured financing in an aggregate amount of up to $800 million. The credit facility consisted of a $400 million senior secured tranche A term loan (“Term Loan A”); a $200 million senior secured tranche B term loan (“Term Loan B”); and a $200 million senior secured revolving credit facility (the “Revolving Facility”).

In order to complete the acquisition of Third Wave, the Company borrowed $540 million under the credit facilities on July 17, 2008, consisting of $400 million under the Term Loan A and $140,000 under the Term Loan B. During the three months ended June 26, 2010, the Company paid off the remaining outstanding principal of these loans, and on June 24, 2010 the Company gave notice of the termination of the Amended Credit Agreement to the Lenders, and the Revolving Facility is no longer available. No early termination penalties were incurred.

Borrowings outstanding under the Amended Credit Agreement during the three and nine months ended June 26, 2010 had a weighted average interest rate of 2.8%. Borrowings outstanding during the three and nine months ended June 27, 2009 had a weighted average interest rate of 2.8% and 4.0%, respectively. Interest expense under the Amended Credit Agreement for the term loans totaled $1.8 million and $8.2 million during the three months and nine months ended June 26, 2010, respectively, which included non-cash interest expense of $1.7 million and $6.4 million, respectively, related to the amortization of deferred financing costs. Interest expense under the Amended Credit Agreement for the term loans totaled $6.5 million and $18.8 million during the three months and nine months ended June 27, 2009, which included non-cash interest expense of $4.0 million and $7.2 million, respectively, related to the amortization of deferred financing costs.

Interest expense for the Revolving Facility totaled $2.7 million and $3.6 million during the three and nine months ended June 26, 2010, respectively, consisting of commitment fees on the unused portion of this facility and non-cash interest expense of $2.5 million and $3.0 million, respectively, related to the amortization of deferred financing costs. Included in the non-cash interest expense for the current three and nine month periods was a $2.2 million write-off of the remaining deferred financing costs due to the termination of the Revolving Facility. Interest expense for the Revolving Facility totaled $0.5 million and $1.5 million during the three and nine months ended June 27, 2009, respectively, consisting of commitment fees on the unused portion of this facility and non-cash interest expense of $0.2 million and $0.7 million, respectively, related to the amortization of deferred financing costs.

The Amended Credit Agreement contained affirmative and negative covenants customarily applicable to senior secured credit facilities, including financial covenants which required the Company to maintain maximum leverage and minimum interest coverage ratios, as of the last day of each fiscal quarter. The Company was in compliance with all covenants through the date of termination.

Convertible Notes

On December 10, 2007, the Company issued and sold $1.725 billion aggregate original principal of 2.00% Convertible Senior Notes due 2037 (the “Convertible Notes”). The Convertible Notes are the Company’s senior unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured debt and prior to all future subordinated debt. The Convertible Notes are effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries. Net proceeds from the offering were $1.69 billion after deducting the underwriter’s discount and offering expenses. At June 26, 2010, the Company has recorded the Convertible Notes at $1.43 billion, which is net of the unamortized debt discount as required by U.S. generally accepted accounting principles.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified within ASC Topic 470, Debt). This accounting standard applies to certain convertible debt instruments that may be settled in cash (or other assets), or partially in cash, upon conversion. The liability and equity components of convertible debt instruments within the scope of this accounting standard must be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is subsequently recognized. The excess of the principal amount of the debt over the amount allocated to the liability component is recognized as the value of the embedded conversion feature and is recorded within additional-paid-in capital in stockholders’ equity and amortized to interest expense using the effective interest method. This accounting standard must be applied retrospectively to all periods presented.

On September 27, 2009, the Company adopted this accounting standard, which is applicable to its Convertible Notes because their terms include cash or partial cash settlement. Accordingly, the Company is required to account for the liability and equity components of its Convertible Notes separately to reflect its nonconvertible debt borrowing rate. The prior period consolidated financial statements have been adjusted to reflect the adoption of this accounting standard from the date of issuance of the Convertible Notes. The Company estimated the fair value of its Convertible Notes without the conversion feature as of the date of issuance (“liability component”). The estimated fair value of the liability component of $1.256 billion was determined using a discounted cash flow technique. Key inputs used to estimate the fair value of the liability component included the Company’s estimated nonconvertible debt borrowing rate as of December 10, 2007 (the date the Convertible Notes were issued), the amount and timing of cash flows, and the expected life of the Convertible Notes. The estimated effective interest rate of 7.62% was estimated by comparing other companies’ debt issuances that had features similar to the Company’s debt excluding the conversion feature and who had similar credit ratings during the same annual period as the Company.

The excess of the gross proceeds received over the estimated fair value of the liability component totaling $468.9 million has been allocated to the conversion feature (“equity component”) as an increase to capital in excess of par value with a corresponding offset recognized as a discount to reduce the net carrying value of the Convertible Notes. The discount is being amortized to interest expense over a six-year period ending December 18, 2013 (the expected life of the liability component) using the effective interest method. In addition, transaction costs are required to be allocated to the liability and equity components based on their relative values. As such, the adoption of this accounting standard resulted in a portion of the deferred financing costs being allocated to the equity component and recorded as a reduction to capital in excess of par value.

The adoption of this accounting standard increased interest expense associated with the Company’s Convertible Notes by adding a non-cash component from the amortization of the debt discount. This increase in interest expense is offset slightly by less amortization of deferred financing costs. The impact of the adoption of this accounting standard on the Company’s results of operations for the three and nine months ended June 26, 2010 and June 27, 2009 is as follows:

	Three Months Ended June 26, 2010			Three Months Ended June 27, 2009
	Previous Method	Effect of Change	Current Method	As Reported	Effect of Change	As Adjusted
Interest expense	$(15,620)	$(18,033)	$(33,653)	$(17,552)	$(16,603)	$(34,155)
Income before income taxes	63,780	(18,033)	45,747	60,670	(16,603)	44,067
Provision for income taxes	25,200	(6,901)	18,299	19,670	(6,354)	13,316
Net income	38,580	(11,132)	27,448	41,000	(10,249)	30,751
Diluted net income per share (a)	$0.15	(0.04)	$0.10	$0.16	(0.04)	$0.12

	Nine Months Ended June 26, 2010			Nine Months Ended June 27, 2009
	Previous Method	Effect of Change	Current Method	As Reported	Effect of Change	As Adjusted
Interest expense	$(44,824)	$(52,954)	$(97,778)	$(53,057)	$(48,652)	$(101,709)
Income before income taxes	170,552	(52,954)	117,598	(2,148,928)	(48,652)	(2,197,580)
Provision for income taxes	63,702	(20,265)	43,437	62,249	(18,619)	43,630
Net income (loss)	106,850	(32,689)	74,161	(2,211,177)	(30,033)	(2,241,210)
Diluted net income (loss) per share	$0.41	(0.13)	$0.28	$(8.62)	(0.12)	$(8.74)

(a)	The net of the diluted net income per share amounts for the three months ended June 26, 2010 do not sum due to rounding.

The impact of the adoption of this accounting standard on the September 26, 2009 balance sheet accounts is as follows:

	Other Assets		Convertible Notes	Deferred Income Tax Liabilities	Capital in Excess of Par Value	Accumulated Deficit
Allocation of debt discount and issuance costs to equity component on issuance date	$(9,792)		$(468,853)	$175,423	$283,638	$—
Cumulative retrospective impact from amortization of discount on liability component and debt issuance costs	4,190		117,776	(43,210)	—	(70,376)
September 26, 2009 balance, as previously reported	$61,299	(b)	$1,725,000	$912,970	$4,898,422	$(2,393,881)
September 26, 2009 balance, as adjusted	$55,697	(b)	$1,373,923	$1,045,183	$5,182,060	$(2,464,257)

(b)	Reflects a reclassification adjustment to reduce other assets by $3,858. See Note 1.

As of June 26, 2010 and September 26, 2009, the Convertible Notes and equity component (recorded in capital in excess of par value, net of income tax benefit) associated with the adoption of this accounting standard consisted of the following:

	June 26, 2010	September 26, 2009

Convertible notes principal amount	$1,725,000	$1,725,000
Unamortized discount	(296,659)	(351,077)
Net carrying amount	$1,428,341	$1,373,923
Equity component, net of taxes	$283,638	$283,638

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

The Convertible Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning June 15, 2008 and ending on December 15, 2013. The Convertible Notes will accrete principal from December 15, 2013 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2013, the Company will pay contingent interest during any six month interest period to the holders of Convertible Notes if the “trading price”, as defined, of the Convertible Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the Convertible Notes. Interest expense under the Convertible Notes for the three and nine months ended June 26, 2010 and June 27, 2009 was comprised as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
2.00% accrued interest	$8,601	$8,226	$25,804	$25,668
Amortization of debt discount	18,499	17,145	54,418	50,339
Amortization of deferred financing costs	1,035	959	3,045	2,816

Non-cash interest expense	19,534	18,104	57,463	53,155

	$28,135	$26,330	$83,267	$78,823

As of June 26, 2010, the balance of unamortized deferred financing costs was $16.6 million classified as other assets on the Company’s Consolidated Balance Sheet.

The holders of the Convertible Notes may convert the notes into shares of the Company’s common stock at a conversion price of approximately $38.60 per share, subject to adjustment, prior to the close of business on September 15, 2037 upon the occurrence of certain defined events. None of the events that would permit conversion of the Convertible Notes had occurred as of June 26, 2010.

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

Based on the Company’s evaluation of the Convertible Notes in accordance with ASC Topic 815, Derivatives and Hedging, Subtopic 40, Contracts in Entity’s Own Equity (formerly EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) IS Indexed to an Entity’s Own Stock), the Company determined that the Convertible Notes contain a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment, requiring bifurcation as the features are not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal.

As of June 26, 2010, upon conversion, including the potential premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 56 million common shares to the Convertible Note holders.

(7) Commitments and Contingencies

(a) Contingent Earn-Out Payments

As a result of the merger with Cytyc in October 2007, the Company assumed the obligation to the former Adiana, Inc. stockholders to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155.0 million based on worldwide sales of the Adiana Permanent Contraception System in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. FDA approval of the Adiana Permanent Contraception System occurred on July 6, 2009, and the Company began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. The total contingent consideration recorded as additional purchase price as of June 26, 2010 is $24.0 million. Under the terms of the agreement the first payment is not due to the Adiana shareholders until October 2010. The agreement includes an indemnification provision that provides for the reimbursement of qualifying legal expenses in defense of the Adiana intellectual property, and the Company has the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs. The Company is recording legal fees related to the Conceptus litigation matter (described below) as a reduction to the accrued contingent consideration payments, which will result in a lower payment to the Adiana shareholders.

(b) Litigation and Related Matters

On October 5, 2007, Ethicon Endo-Surgery, Inc. (“Ethicon”), a Johnson & Johnson operating company, filed a complaint against Hologic and its wholly-owned subsidiary Suros in the United States District Court for the Southern District of Ohio, Western Division. The complaint alleged that certain of the ATEC biopsy systems manufactured and sold by Suros infringed Ethicon patents, and sought to enjoin Hologic and Suros from conducting acts of unfair competition and infringing the patents as well as the recovery of unspecified damages and costs. On August 6, 2009, Ethicon filed a second complaint against the Company and its wholly-owned subsidiary Suros in the United States District Court for the District of Delaware. The complaint alleged that certain of the Eviva biopsy systems manufactured and sold by Suros infringed Ethicon patents and sought to enjoin Hologic and Suros from infringing the patents as well as recovery of damages and costs resulting from the alleged infringement. On February 17, 2010, the Company entered into a settlement agreement with Ethicon relating to the two lawsuits previously filed by Ethicon, and one previously filed by Hologic against Ethicon. As a result of the settlement agreement, all outstanding litigation between the parties has been dismissed, without acknowledgement of liability by either party. While details of the agreement are confidential, under the terms of the settlement agreement, Ethicon has agreed to pay Hologic ongoing royalties for sales of its Mammotome magnetic resonance imaging product. In addition, the Company agreed to pay Ethicon a one-time payment of $12.5 million plus ongoing royalties for sales of its ATEC and EVIVA hand pieces. The Company recorded the $12.5 million as an expense in the three months ended March 27, 2010.

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception System, would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana Permanent Contraception System. The complaint seeks preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana System based on alleged infringement of certain claims of three of the five patents. A hearing on Conceptus’ preliminary injunction motion was held on November 4, 2009, and on November 6, 2009, the judge issued an order denying the motion. On January 19, 2010, upon stipulation of the parties, the Court dismissed all claims relating to three of the five asserted patents with prejudice. A Markman hearing on claim construction took place on March 10, 2010 and a ruling was issued on March 24, 2010. On April 12, 2010, in response to Hologic’s counterclaims of unfair competition filed in October of 2009, the Court granted Conceptus leave to amend its counterclaims adding charges of unfair competition. On June 23, 2010, upon stipulation of the parties, the Court dismissed the asserted claims of an additional patent leaving three claims of U.S. patent 7,506,650 being asserted against the Company in the case. A trial date has been scheduled for February 28, 2011. Based on the early stage of this litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

The Company is a party to various other legal proceedings and claims arising out of the ordinary course of its business. The Company believes that except for those described above there are no other proceedings or claims pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations.

(8) Sale of Gestiva

On January 16, 2008, the Company entered into a definitive agreement to sell full U.S. and world-wide rights to its Gestiva pharmaceutical product to K-V Pharmaceutical Company (“KV”) upon approval of the pending Gestiva new drug application (the “Gestiva NDA”) by the FDA for a purchase price of $82.0 million. The Gestiva product is a drug that, if approved by the FDA, could be used in the prevention of preterm births in pregnant women with a history of at least one spontaneous preterm birth. Under this agreement, the Company received $9.5 million of the purchase price in fiscal 2008, and the balance was due upon final approval of the Gestiva NDA by the FDA on or before February 19, 2010 and the production of a quantity of Gestiva suitable to enable the commercial launch of the product. The Company recorded the $9.5 million as a deferred gain within current liabilities in the Consolidated Balance Sheet. Either party had the right to terminate the agreement if FDA approval was not obtained by February 19, 2010. On January 8, 2010, the parties executed an amendment to the agreement eliminating the date by which FDA approval must be received and extending the term indefinitely. In consideration of executing this amendment, the purchase price was increased to $199.5 million. The Company received $70.0 million upon the signing of the amendment, which has been recorded as a deferred gain, and is due to receive an additional $25.0 million upon FDA approval of the product and an additional $95.0 million over a nine-month period beginning one year after FDA approval.

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

(9) Pension and Other Employee Benefits

The Company has certain defined benefit pension plans covering the employees of its AEG German subsidiary (the “Pension Benefits”). As of June 26, 2010 and September 26, 2009, the Company has recorded a pension liability of $5.6 million and $6.7 million, respectively, primarily as a component of long-term liabilities in the Consolidated Balance Sheets. As of June 26, 2010 and September 26, 2009, the pension plans held no assets. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Pension benefits are safeguarded by the Pension Guaranty Fund; a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency. The Company’s net periodic benefit cost and components thereof were not material during the nine months ended June 26, 2010 and June 27, 2009.

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

The Company applies the provisions of ASC Topic 260, Earnings per Share, subtopic 10-45-44 (formerly EITF No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share), to determine diluted weighted average shares outstanding as it relates to its outstanding Convertible Notes, and due to the type of debt instrument issued, the dilutive impact of the Company’s Convertible Notes is based on the difference between the Company’s current stock price and the conversion price of the Convertible Notes, provided there is a premium. Under this accounting standard, there is no dilution from the accreted principal of the Convertible Notes. Accordingly, the Company uses the treasury stock method to determine dilutive weighted average shares related to its Convertible Notes and not the if-converted method.

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
		As adjusted		As adjusted
Numerator:
Net income (loss)	$27,448	$30,751	$74,161	$(2,241,210)

Denominator:
Basic weighted average common shares outstanding	259,107	256,556	258,595	256,381
Weighted average common equivalent shares from assumed exercise of stock options and restricted stock units	2,999	2,352	2,868	—

Diluted weighted average common shares outstanding	262,106	258,908	261,463	256,381

Basic net income (loss) per common share	$0.11	$0.12	$0.29	$(8.74)

Diluted net income (loss) per common share	$0.10	$0.12	$0.28	$(8.74)

Weighted-average anti-dilutive shares related to:
Outstanding stock options	11,480	11,801	11,402	13,792
Restricted stock units	32	53	217	1,812

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

(11) Stock-Based Compensation

Share-based compensation expense for the three and nine months ended June 26, 2010 and June 27, 2009 is as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Cost of revenues	$1,083	$913	$3,115	$2,625
Research and development	1,024	747	2,946	3,095
Selling and marketing	1,083	1,228	3,577	4,005
General and administrative	4,759	5,122	14,886	14,628

	$7,949	$8,010	$24,524	$24,353

Stock Options

The Company granted 2.8 million and 3.0 million stock options during the nine months ended June 26, 2010 and June 27, 2009, respectively, with weighted average exercise prices of $15.65 and $14.42, respectively. There were 15.7 million options outstanding at June 26, 2010 with a weighted average exercise price of $16.69.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Risk-free interest rate	1.8%	2.0%	1.8%	2.0%
Expected volatility	47%	46%	47%	46%
Expected life (in years)	3.9	4.0	3.9	4.0
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$5.68	$5.10	$5.87	$5.40

Restricted Stock Units

The Company granted 1.3 million and 1.7 million restricted stock units (RSU) during the nine months ended June 26, 2010 and June 27, 2009, respectively, with weighted average grant date fair values of $15.62 and $14.46, respectively. As of June 26, 2010, there were 3.3 million unvested RSUs outstanding with a weighted average grant date fair value of $20.47.

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and RSUs. Stock options granted to employees generally vest over a five year period with annual vesting of 20% per year on the anniversary of the grant date, and RSUs granted to employees generally either cliff vest at the end of three years or vest over four years with annual vesting of 25% per year on the anniversary of the grant date. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 6% as of June 26, 2010, depending on the specific employee group. This analysis is re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.

At June 26, 2010, there was $35.5 million and $33.3 million of unrecognized compensation expense related to stock options and RSUs, respectively, to be recognized over a weighted average period of 3.5 years and 2.1 years, respectively.

(12) Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) relates solely to foreign currency translation adjustments. A reconciliation of comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net income (loss) as reported	$27,448	$30,751	$74,161	$(2,241,210)
Translation adjustment	(5,780)	3,865	(11,099)	(1,514)

Comprehensive income (loss)	$21,668	$34,616	$63,062	$(2,242,724)

(13) Business Segments and Geographic Information

The Company reports segment information in accordance with ASC Topic 280, Segment Reporting (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information). Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s CODM is its chief executive officer, and the Company’s reportable segments have been identified based on the end markets to which its products are sold. The Company reports its business as four segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health.

Identifiable assets for the four principal operating segments consist of inventories, intangible assets, and property and equipment. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three and nine month periods ended June 26, 2010 and June 27, 2009. Segment information for the three and nine months ended June 26, 2010 and June 27, 2009 is as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Total revenues–
Breast Health	$189,361	$174,892	$557,891	$554,084
Diagnostics	137,378	139,530	417,755	409,189
GYN Surgical	71,567	65,840	210,158	197,594
Skeletal Health	22,387	22,858	65,449	73,500

	$420,693	$403,120	$1,251,253	$1,234,367

Operating income (loss)–
Breast Health	$37,505	$32,640	$85,793	$(152,262)
Diagnostics	25,759	27,303	78,784	(836,176)
GYN Surgical	12,829	15,968	41,044	(1,114,746)
Skeletal Health	2,681	2,835	7,023	10,799

	$78,774	$78,746	$212,644	$(2,092,385)

Depreciation and amortization–
Breast Health	$12,682	$14,608	$37,975	$36,868
Diagnostics	41,661	39,295	124,309	117,933
GYN Surgical	17,154	13,985	51,288	42,315
Skeletal Health	3,039	2,517	8,753	6,170

	$74,536	$70,405	$222,325	$203,286

Capital expenditures–
Breast Health	$2,782	$3,398	$6,423	$9,540
Diagnostics	929	2,554	2,651	5,493
GYN Surgical	1,036	1,064	3,951	4,517
Skeletal Health	2,647	1,157	6,661	5,259

	$7,394	$8,173	$19,686	$24,809

	June 26, 2010	September 26, 2009
		As adjusted
Identifiable assets:
Breast Health	$1,091,688	$1,133,714
Diagnostics	1,838,235	1,942,494
GYN Surgical	1,843,456	1,860,834
Skeletal Health	29,868	30,937
Corporate	927,623	716,247

	$5,730,870	$5,684,226

As a result of the Company’s interim impairment analysis of goodwill as of December 27, 2008, the Company recorded a goodwill impairment charge of $2.34 billion during the three months ended March 28, 2009 comprised of $1.166 billion for GYN Surgical, $908.3 million for Diagnostics, and $265.9 million for Breast Health. These charges are reflected in each reportable segment’s operating loss for fiscal 2009.

There were no customers with balances greater than 10% of accounts receivable as of June 26, 2010 or September 26, 2009, or any customer that represented greater than 10% of product revenues during the three and nine months ended June 26, 2010 and June 27, 2009.

The Company operates in the following major geographic areas as noted in the below chart. Product sales data is based upon customer location, and internationally totaled $75.2 million and $228.5 million during the three and nine months ended June 26, 2010, respectively, and totaled $68.1 million and $223.3 million during the three and nine months ended June 27, 2009, respectively. The Company’s sales in Europe are predominantly derived from Germany, the United Kingdom and the Netherlands. The Company’s sales in Asia are predominantly derived from China, Australia and Japan. The “All others” designation includes Canada, Latin America and the Middle East.

Product sales by geography as a percentage of total product sales are as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
United States	79%	81%	78%	79%
Europe	12%	11%	12%	12%
Asia	6%	4%	6%	4%
All others	3%	4%	4%	5%

	100%	100%	100%	100%

(14) Income Taxes

The Company’s effective tax rates for the three and nine months ended June 26, 2010 were 40.0% and 36.9%, respectively. The Company’s effective tax rates for the three and nine months ended June 27, 2009 were 30.2% and (2.0) %, respectively. For the three months ended June 26, 2010, the effective rate was higher than the statutory rate primarily due to provision to return adjustments and additional reserve needs. For the nine months ended June 26, 2010, the effective tax rate is slightly higher than the statutory rate primarily due to provision to return adjustments and additional reserve needs aggregating $2.6 million partially offset by the reversal of reserves no longer required of $2.1 million. The reserves no longer required principally related to the sale of the Company’s manufacturing operation in Shanghai, China in the second quarter of fiscal 2010, and the expiration of the statute of limitations in several jurisdictions. The Company’s effective tax rate in the three month period ended June 27, 2009 was lower that the statutory rate primarily due to a $2.3 million benefit related to a clarification in Massachusetts tax law on apportionment for affiliates of manufacturing companies. The effective tax rate for the nine month period ended June 27, 2009 was significantly impacted by the $2.34 billion goodwill impairment charge recorded in the second quarter of fiscal 2009, substantially all of which was not deductible for tax purposes.

As of June 26, 2010, the Company recorded net deferred tax liabilities of $944.5 million, which is net of certain deferred tax assets. Management has concluded that such deferred tax assets are realizable based upon its expectation that the Company’s future earnings will provide sufficient taxable income. The realization of the Company’s deferred tax assets cannot be assured, and to the extent that the Company fails to generate sufficient taxable income, some or all of the Company’s deferred tax assets may not be realized.

The Company had gross unrecognized tax benefits, including interest, of $30.4 million as of June 26, 2010, all of which represents the amount of unrecognized tax that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of income tax expense. As of June 26, 2010, accrued interest was $1.6 million, net of federal benefit, and no penalties have been accrued.

The Company and its subsidiaries are subject to United States federal income tax, as well as income tax of multiple state and foreign jurisdictions. The current tax returns are open for audit through fiscal 2014. The Company is currently under audit by the United States Internal Revenue Service (the “IRS”) for fiscal years 2007 and 2008. The audit has not been completed and the IRS has not issued a report on its audit. The Company has a tax holiday in Costa Rica that currently does not materially impact its effective tax rate and is scheduled to expire in 2015.

(15) Product Warranties

The Company generally offers a one-year warranty for its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized with the exception of the Company’s CAD and Dimensions digital mammography products for which the Company defers the selling price of post contract customer support to be provided during the warranty period. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. Product warranty activity for the nine months ended June 26, 2010 and June 27, 2009 is as follows:

	Balance at beginning of period	Provisions	Settlements/ adjustments	Balance at end of period
Nine Months Ended:
June 26, 2010	$5,602	$3,034	$(5,313)	$3,323
June 27, 2009	$9,109	$5,083	$(8,074)	$6,118

(16) Restructuring Charges

In the fourth quarter of fiscal 2009, the Company closed its manufacturing facility in Shanghai, China. This facility, which manufactured organic photoconductor drum coatings, was acquired in connection with the AEG acquisition in 2006. The Company recorded restructuring charges for severance benefits of $0.4 million and other costs of $0.4 million in the fourth quarter of fiscal 2009. These severance benefits were paid to the employees as of September 26, 2009. In connection with this action, the Company ceased production during the fourth quarter of 2009 and recorded impairment charges of $0.7 million in cost of product sales for manufacturing equipment that had no further utility. In the first quarter of fiscal 2010, the Company recorded an additional $0.5 million of costs related to the clean-up and closure of this facility, including stay bonuses. In the second quarter of fiscal 2010, the Company completed the sale of the capital stock of this manufacturing operation for a net sales price of $3.8 million resulting in a loss on divestiture of $0.3 million. The Company received $1.6 million in the second quarter of fiscal 2010 and the remainder of the sales price is expected to be received by the end of fiscal 2010. At June 26, 2010, the Company has recorded in other assets a receivable of $2.3 million for the remainder of the sales price. Subsequent to June 26, 2010, the Company received $1.2 million. As a result of this disposition, certain accrued amounts were reversed resulting in a net credit of $0.1 million in the second quarter of fiscal 2010, and no amounts remained accrued.

(17) Goodwill and Intangible Assets

Goodwill

In accordance with ASC Topic 350, Intangibles-Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets), the Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate that the fair value of a reporting unit may be less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. The Company conducts its annual goodwill impairment test as of the first day of its fourth quarter of each fiscal year. There were no indicators of impairment identified during the first three quarters of fiscal 2010.

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

The Company completed the Step 2 analysis during its second quarter of fiscal 2009 and recorded an aggregate goodwill impairment charge of $2.34 billion. This impairment charge was comprised of $1.166 billion for GYN Surgical, $908.3 million for Diagnostics, and $265.9 million for Breast Health. The impairment charges for GYN Surgical and Diagnostics were primarily attributable to the utilization of higher discount rates compared to those used in the July 2008 Valuation and the assumption that the reporting units would be purchased or sold in a taxable transaction pursuant to ASC 350. The impairment charge for MammoSite was due to a combination of a higher discount rate and lower projected future cash flows compared to those used in the July 2008 Valuation. The higher discount rates for the three reporting units, which ranged from 10% to 13.5% compared to 9% to 10% used in the July 2008 Valuation, reflected an increase in the risks inherent in the estimated future cash flows and the higher rate of return a market participant would require based on the macro-economic environment at the time of this impairment test. The reduction in forecasted cash flows for the MammoSite reporting unit was due to competitive pressure on the reporting unit’s products as well as regulatory and reimbursement changes that had occurred during this time period.

For illustrative purposes, had the fair values of each reporting unit for which the Company recorded goodwill impairment charges in the second quarter of fiscal 2009 been lower by 10% as of December 27, 2008, the Company would have recorded an additional impairment charge of $435.5 million. Based on the Company’s estimates as of December 27, 2008, the impact of reducing the Company’s fair value estimates for its other reporting units, for which the Company did not record any goodwill impairment charges, by 10% would have had no impact on the Company’s goodwill assessment for those reporting units.

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

The following table presents the changes in goodwill during the nine months ended June 26, 2010:

Balance at September 26, 2009	$2,108,963
Adiana contingent consideration	22,122
Other adjustments	(1,698)
Foreign currency translation impact	(976)

Balance at June 26, 2010	$2,128,411

The allocation of goodwill by reporting segment consisted of the following:

	Balance as of June 26, 2010	Balance as of September 26, 2009
Breast Health	$661,218	$662,735
Diagnostics	577,226	578,290
GYN Surgical	881,861	859,739
Skeletal Health	8,106	8,199

	$2,128,411	$2,108,963

Intangible Assets

The Company amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows as the underlying basis of such pattern. Amortization is recorded over the estimated useful lives ranging from 2 to 30 years. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

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

Intangible assets consist of the following:

	As of June 26, 2010		As of September 26, 2009
Description	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed Technology	$2,137,868	$397,390	$2,137,711	$267,259
Customer Relationship	484,900	96,186	484,993	63,494
Trade Name	146,892	27,947	146,965	20,094
Patents	9,464	7,637	11,513	7,771

Totals	$2,779,124	$529,160	$2,781,182	$358,618

Amortization expense related to developed technology and patents is classified as a component of cost of product sales – amortization of intangible assets in the Consolidated Statements of Operations. Amortization expense related to customer relationships and trade names is classified as a component of amortization of intangible assets in the Consolidated Statements of Operations.

The estimated remaining amortization expense as of June 26, 2010 for each of the four succeeding fiscal years is as follows:

Remainder of Fiscal 2010	$56,895
Fiscal 2011	232,410
Fiscal 2012	233,952
Fiscal 2013	224,412
Fiscal 2014	215,325

(18) Subsequent Event

On July 6, 2010, the Company entered into a definitive agreement to acquire all of the outstanding shares of Sentinelle Medical Inc. (Sentinelle), a privately-held magnetic resonance imaging components company located in Toronto, Canada, for a purchase price of $85.0 million in cash, plus a two-year contingent earn out up to a maximum of $250.0 million in cash. The contingent earn out will be based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. The transaction is expected to close on or about August 5, 2010, subject to customary closing conditions, including Canadian judicial approval. It is expected that Sentinelle will be part of the Breast Health operating segment.

(19) Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51 (codified within ASC Topic 810, Consolidation). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. This accounting standard clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”) (codified within ASC 815). This accounting standard clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC 815, and it is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is the Company’s 2010 fiscal year. As a result of the adoption of this standard, the embedded derivative option in the Company’s Convertible Notes (See Note 6) continues to be considered indexed to the Company’s own stock. The adoption of this accounting standard did not have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”)(codified in ASU 2009-17). SFAS 167 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009, which is the Company’s 2011 fiscal year. The Company has not completed its assessment of the impact SFAS 167, if any, will have on its financial condition, results of operations or cash flows.

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

•

an adverse change in the projected discounted cash flows from our acquired businesses or the business climate in which they operate, including the continuation of the current financial and economic uncertainty, could require us to record goodwill impairment charges, which would have an adverse impact on our operating results;

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

OVERVIEW

We are a developer, manufacturer and supplier of premium diagnostics, medical imaging systems and surgical products dedicated to serving the healthcare needs of women. Our core business segments are focused on breast health, diagnostics, GYN surgical and skeletal health. Our breast health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, computer-aided detection (“CAD”), minimally invasive breast biopsy and tissue extraction devices, breast biopsy guidance systems, breast imaging comfort pads, and breast brachytherapy products. We have also developed a new breast imaging platform, “Dimensions”, which utilizes a new technology, tomosynthesis, to produce three dimensional (“3D”) images, as well as conventional two dimensional (“2D”) full field digital mammography (FFDM) images. In the U.S., our Dimensions product has been approved by the FDA for providing conventional 2D images, and we have been conducting further clinical trials to support our PMA application for the 3D configuration. On July 27, 2010, we announced that our Dimensions 3D system has been scheduled to be reviewed by the Radiological Devices Panel of the FDA on September 24, 2010 as part of our PMA application. The PMA application being reviewed was originally filed in 2008 and subsequently updated with additional data and seeks approval of the use of the system for both screening and diagnostics. This review is only one step in the FDA’s review process and can be rescheduled or cancelled at any time. We are unable to predict the outcome of the panel review, and we cannot assure that the panel will recommend that the FDA approve our system for either screening or diagnostics. Even if the panel were to make such recommendation, we cannot assure that the FDA would approve our system for either use on a timely basis, if at all. In addition, even if approved, the FDA could impose conditions to such approval that would significantly limit the use or commercialization of the system. Our Dimensions platform received CE mark approval in Europe in fiscal 2008 and Canadian registration in March 2009, both for 2D and 3D modes of imaging.

We also sell breast biopsy products, and within our breast brachytherapy products is our MammoSite System, which provides accelerated partial breast irradiation technology. On August 27, 2009, we received FDA clearance for our MammoSite ML radiation therapy system, which is a multi-lumen device that provides the radiation oncologist with additional flexibility in specifically targeting radiation in the tissue where cancer is most likely to recur. Our revenues from the MammoSite ML have been modest to date as both the U.S. and international market launches were initially limited.

On July 6, 2010, we entered into a definitive agreement to acquire all of the outstanding shares of Sentinelle Medical Inc. (Sentinelle), a privately-held magnetic resonance imaging (MRI) components company located in Toronto, Canada, for a purchase price of

$85 million in cash, plus a two-year contingent earn out up to a maximum of $250 million in cash. The transaction is expected to close on or about August 5, 2010, subject to customary closing conditions, including Canadian judicial approval. Sentinelle is dedicated to developing advanced breast imaging technologies used in high-field strength MRI systems to help in the earlier detection and treatment of breast cancer.

Our diagnostics products include the ThinPrep System, which is primarily used in cytology testing applications, such as cervical cancer screening, the Rapid Fetal Fibronectin Test, which assists physicians in assessing risk of pre-term birth, and our Third Wave molecular diagnostic reagents for a wide variety of DNA and RNA analyses based on our proprietary Invader chemistry. Our current clinical diagnostic offerings based upon this Invader chemistry include products to assist in the diagnosis of human papillomavirus (“HPV”), cystic fibrosis, cardiovascular risk and other diseases. We received FDA approval of Cervista HPV High Risk (“HR”) and Cervista HPV 16/18 tests in March 2009 as well as CE mark approval in Europe in January 2009 for Cervista HPV HR and in May 2009 for Cervista HPV 16/18.

Our GYN surgical products are comprised of the NovaSure Endometrial Ablation System (“NovaSure System”) and the Adiana Permanent Contraception System (“Adiana System”). The Novasure System enables physicians to treat women suffering from excessive menstrual bleeding in a minimally invasive manner in order to eliminate or reduce their bleeding. The Adiana System is a form of permanent female contraception intended as an alternative to tubal ligation. We received FDA approval of the Adiana System in July 2009 and CE mark approval in Europe in 2008.

Our skeletal health products primarily consist of dual-energy X-ray bone densitometry systems, an ultrasound-based osteoporosis assessment product and our Fluoroscan mini C-arm imaging product.

In the first quarter of fiscal 2010, we adopted FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified within ASC Topic 470, Debt), which impacts the accounting for our Convertible Notes. The accounting standard has been retrospectively applied. See Note 6 in the accompanying unaudited consolidated financial statements for additional information.

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

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and imposes new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of certain medical devices beginning in 2013. We expect that our products will fall under the government classification requiring the excise tax. U.S. net product sales represented 80% of our worldwide net product sales in fiscal 2009 and 78% in the first nine months of fiscal 2010.

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

In recent history, there have been periodic significant fluctuations in foreign currencies relative to the U.S. dollar. The ongoing fluctuations of the value of the U.S. dollar may cause our products to be less competitive in international markets and may impact sales and profitability over time. Historically, a majority of our capital equipment sales to international dealers have been denominated in U.S. dollars. However, we expect there to be a shift to more sales denominated in the Euro compared to the U.S. dollar for our Euro zone dealers. In addition, we have international sales, principally in our Diagnostics segment, that are denominated in foreign currencies. The value of these sales is also impacted by fluctuations in the value of the U.S. dollar. Given the uncertainty in the worldwide financial markets, foreign currency fluctuations may be significant in the future, and if the U.S. dollar strengthens, we may experience a material adverse effect on our international sales and margins.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales.

	Three Months Ended						Nine Months Ended
	June 26, 2010		June 27, 2009		Change		June 26, 2010		June 27, 2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Breast Health	$130,973	31%	$129,574	32%	$1,399	1%	$390,832	31%	$426,706	35%	$(35,874)	(8)%
Diagnostics	136,530	32%	138,755	35%	(2,225)	(2)%	415,048	33%	406,315	33%	8,733	2%
GYN Surgical	71,139	17%	65,433	16%	5,706	9%	208,812	17%	196,345	16%	12,467	6%
Skeletal Health	15,035	4%	15,652	4%	(617)	(4)%	43,514	4%	52,043	4%	(8,529)	(16)%

	$353,677	84%	$349,414	87%	$4,263	1%	$1,058,206	85%	$1,081,409	88%	$(23,203)	(2)%

In the current quarter, our product sales increased $4.3 million compared to the corresponding period in the prior year, primarily due to increased revenues from our GYN Surgical and Breast Health products of $5.7 million and $1.4 million, respectively, partially offset by a $2.2 million decrease in revenues from our Diagnostics products. In the current nine month period, our product sales decreased $23.2 million, or 2%, compared to the corresponding period in the prior year primarily due to a decrease of $35.9 million in our Breast Health products and to a lesser extent an $8.5 million decline in Skeletal Health partially offset by increases in GYN Surgical and Diagnostic products of $12.5 million and $8.7 million, respectively.

Breast Health product sales increased 1% in the current quarter compared to the corresponding period in the prior year, primarily due an increase in revenue of $2.9 million from our digital mammography systems, compared to the corresponding period in the prior year. We experienced an increase in the number of units sold of our new 2D/3D Selenia Dimensions products; however, this increase in sales was offset by Selenia product mix and configuration differences, as well as a decrease in the number of Selenia systems sold. We sold a greater number of defeatured Selenia systems, which have lower average selling prices than our full featured models. In addition, there continued to be a shift to a higher level of international sales where we sell primarily through distributors at prices averaging lower than our direct sales, and to a lesser extent, we experienced slight pressure on average selling prices. Offsetting these increases was a decline in revenue of $1.8 million in the current quarter from closing our AEG organic photoconductor drum coatings manufacturing operations in Shanghai.

In the current nine month period, Breast Health product sales decreased 8% compared to the corresponding period in the prior year primarily due to a $20.5 million decrease in digital mammography systems revenues primarily due to product mix as we sold a greater number of defeatured Selenia systems which have lower average selling prices than our full featured models, a shift to a higher level of international sales, and to a lesser extent we experienced slight pressure on average selling prices. These decreases were partially offset by an increase in the number of units sold of our new 2D/3D Selenia Dimensions products. The decline in revenue is also due to phasing out the supply of digital detectors to an OEM and closing our AEG organic photoconductor drum coatings manufacturing operations in Shanghai, which in aggregate accounted for $15.0 million in revenues in the first nine months of fiscal 2009. These decreases were partially offset by an $8.2 million increase in revenues due to higher volumes of our breast biopsy products, offset by a slight reduction in average selling prices.

Diagnostics product sales decreased 2% in the current quarter compared to the corresponding period in the prior year primarily due to a reduction in the number of ThinPrep pap tests sold worldwide as procedure volume has declined driven by a decrease in doctor visits, which we believe is attributable to the lagging effects of unemployment, continuing economic uncertainty and recent changes in cervical cancer screening guidelines. While the volume of ThinPrep pap tests declined in the current quarter compared to the corresponding period in the prior year, revenues attributable to our imager, which is a complementary piece of capital equipment to the ThinPrep processor, indicated increased adoption. In addition, product sales in 2009 included $1.9 million from the sale of certain molecular tests we sold as analyte specific reagents (ASRs) that we no longer market. These decreases were partially offset by an increase in sales of our Cervista HPV tests, for which we received FDA approval in the second quarter of fiscal 2009, due to obtaining new customer accounts earlier in fiscal 2010. In the current nine month period, Diagnostic product sales increased 2% compared to the corresponding period in the prior year primarily due to an increase in sales of our Cervista HPV tests, and to a lesser extent other molecular tests, partially offset by a decrease in ThinPrep pap test volume due to the decline in doctor visits described above and the discontinuance of certain ASRs which contributed $3.5 million of revenue in 2009.

GYN Surgical product sales increased 9% and 6% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to growing sales of the Adiana System, which was approved by the FDA in the fourth quarter of fiscal 2009, and to a lesser extent, an increase in the number of NovaSure products sold and a slight increase in NovaSure average selling prices.

Skeletal Health product sales decreased 4% in the current quarter compared to the corresponding period in the prior year primarily due to a $1.1 million decline in mini C-arm sales primarily due to a reduction in the number of units sold. Skeletal Health product sales decreased 16% in the current nine month period compared to the corresponding period in the prior year primarily due to a $4.3 million decrease in osteoporosis assessment product sales principally due to a decrease in the number of bone densitometry systems sold worldwide. This product line has experienced a difficult capital equipment environment worldwide and the ongoing effects of the reduction in reimbursement for osteoporosis exams in the U.S. Recently the reimbursement situation improved which may benefit future demand for this product line. In addition, there was a decrease in mini C-arms sales of $4.5 million in the current nine month period compared to the corresponding period in the prior year due to a reduction in the number of units sold.

In the first nine months of fiscal 2010, approximately 78% of product sales were generated in the United States, 12% in Europe, 6% in Asia, and 4% in other international markets. In the first nine months of fiscal 2009, approximately 79% of product sales were generated in the United States, 12% in Europe, 4% in Asia, and 5% in other international markets.

Service and Other Revenues.

	Three Months Ended						Nine Months Ended
	June 26, 2010		June 27, 2009		Change		June 26, 2010		June 27, 2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$67,016	16%	$53,706	13%	$13,310	25%	$193,047	15%	$152,958	12%	$40,089	26%

Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 25% and 26% in the current three and nine month periods, respectively, compared to the corresponding periods of the prior year primarily in our Breast Health business due to an increase in the number of service contracts driven by an increase in our installed base of our full field digital mammography systems.

Cost of Product Sales and Product Gross Margin.

	Three Months Ended						Nine Months Ended
	June 26, 2010		June 27, 2009		Change		June 26, 2010		June 27, 2009		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Sales	$127,832	36%	$114,232	33%	$13,600	12%	$364,662	35%	$352,040	33%	$12,622	4%
Cost of Product Sales – Amortization of Intangible Assets	43,524	12%	40,773	11%	$2,751	7%	130,570	12%	116,279	11%	$14,291	12%
Cost of Product Sales – Impairment of Intangible Assets	—	—%	—	—%	—	—%	—	—%	4,065	0%	(4,065)	(100)%

	$171,356	48%	$155,005	44%	$16,351	11%	$495,232	47%	$472,384	44%	$22,848	5%

Product sales gross margin decreased to 52% and 53%, respectively, in the current three and nine month periods compared to 56% in both the corresponding periods in the prior year as discussed below.

Cost of Product Sales. The cost of product sales as a percentage of products sales was 36% and 35%, respectively, for the current three and nine month periods compared to 33% for both of the corresponding periods in the prior year. Cost of product sales as a percentage of product revenues increased across our business segments, except Skeletal Health which remained relatively flat with the prior year. The decline in gross margin in the current quarter compared to the corresponding period in the prior year was driven by a shift in product mix of our Selenia digital mammography systems to lower margin configurations and a higher level of international sales in our Breast Health segment, as well as a slight reduction in average selling prices. In addition, the reduction in margins was due to unfavorable manufacturing variances related to GYN Surgical, primarily our recently introduced Adiana product and higher manufacturing and material costs related to our next generation NovaSure product. The decline in margins was also attributable to lower absorption of manufacturing costs primarily related to lower volumes of ThinPrep. For the current nine month period compared to the corresponding period in the prior year gross margin decreased primarily due to the decline related to Breast Health as described above, and to a lesser extent, unfavorable manufacturing variances related to Adiana and lower absorption of manufacturing costs.

Cost of Product Sales – Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology. These intangible assets are generally being amortized over their estimated useful lives of between 8.5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. The increase in amortization in fiscal 2010 is due to the method of recognition based on the expected economic benefits of the underlying assets, and is primarily related to the intangible assets acquired in the Cytyc merger in the first quarter of fiscal 2008.

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

Cost of Service and Other Revenues.

	Three Months Ended						Nine Months Ended
	June 26, 2010		June 27, 2009		Change		June 26, 2010		June 27, 2009		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$39,448	59%	$36,970	69%	$2,478	7%	$116,048	60%	$111,305	73%	$4,743	4%

Service and other revenues gross margin has improved to 41% and 40%, respectively, in the current three and nine month periods from 31% and 27%, respectively, in the corresponding periods in the prior year, due in part to the improved absorption of fixed service costs and the continued growth of service contract revenue, primarily in the Breast Health business. We have been able to convert a high percentage of our domestic installed base of full field digital mammography systems to service contracts upon the expiration of the warranty period.

Operating Expenses

	Three Months Ended						Nine Months Ended
	June 26, 2010		June 27, 2009		Change		June 26, 2010		June 27, 2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%

Research and development	$24,218	6%	$23,407	6%	$811	3%	$72,714	6%	$$71,628	6%	$1,086	2%
Selling and marketing	59,425	14%	58,928	15%	497	1%	185,483	15%	182,402	15%	3,081	2%
General and administrative	33,899	8%	37,039	9%	(3,140)	(9)%	115,207	9%	110,654	9%	4,553	4%
Amortization of intangible assets	13,573	3%	13,025	3%	548	4%	40,729	3%	38,356	3%	2,373	6%
Litigation-related settlement charge	—%		—	—%	—	—%	12,500	1%	—	—%	12,500	100%
Restructuring charge	—%		—	—%	—	—%	355	0%	—	—%	355	100%
Loss on divestiture	—%		—	—%	—	—%	341	0%	—	—%	341	100%
Impairment of goodwill	—	—%	—	—%	—	—%	—	—%	2,340,023	189%	(2,340,023)	(100)%

	$131,115	31%	$132,399	33%	$(1,284)	(1)%	$427,329	34%	$2,743,063	222%	$(2,315,734)	(84)%

Research and Development Expenses. Research and development expenses increased 3% and 2% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year due to an increase in clinical trials, primarily related to our tomosynthesis product, compensation and benefits, and engineering programs for a number of projects for product enhancements and new products. These increases were offset by a reduction of pre-release production costs that were incurred in fiscal 2009 related to Adiana that are no longer being incurred due to its FDA approval and commercial release in the fourth quarter of fiscal 2009. Research and development primarily reflects spending on new product development programs, regulatory compliance and clinical research and trials. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary period to period.

Selling and Marketing Expenses. Sales and marketing expenses increased slightly in the current quarter compared to the corresponding period in the prior year primarily due to increases in commissions and additional travel and demonstration expenses related to recently released products. These increases were partially offset by lower employee compensation and benefits due to lower sales force headcount and a decrease in bonuses. For the current nine month period compared to the corresponding period in the prior year, sales and marketing expenses increased 2% primarily due to higher distributor and third-party commissions, additional expenses related to recently released products, trade shows and website marketing partially offset by lower compensation and expenditures for advertising and medical education.

General and Administrative Expenses. General and administrative expenses decreased 9% in the current quarter compared to the corresponding period in the prior year. In the current quarter, we incurred lower legal fees as certain litigation matters, primarily the Ethicon lawsuit, which existed in fiscal 2009 and were settled in fiscal 2010 prior to the third quarter. In addition, we incurred lower accounting and tax consulting fees, and lower overall employee compensation and benefits. Employee compensation and benefits decreased due to a decline in value of our Supplemental Executive Retirement Plan (“SERP”), which is driven by changes in stock market valuation, lower bonuses, and lower costs from the departure of certain employees that were not replaced, offset slightly by a retention accrual for the former CEO. Included in these expenses in the current quarter was $0.8 million of transaction costs related to our pending acquisition of Sentinelle Medical as transaction costs are required to be expensed under the new business combination accounting standard that we adopted in fiscal 2010. For the current nine month period compared to the corresponding period in the prior year, general and administrative expenses increased 4% primarily due to higher legal fees related to increased litigation related activities, principally the Ethicon and SenoRx lawsuits, and higher employee compensation and benefits principally due to a transition payment to the former CEO of $1.7 million in the first quarter of fiscal 2010 and related continuing retention accrual, an increase in value of the SERP, and increased bonuses, offset slightly by lower costs from the departure of certain employees that were not replaced. The increase in general and administrative expenses was partially offset by lower fees for accounting, tax and other consulting services, lower bad debt expense, and lower charges for the write-off of certain corporate-related fixed assets in fiscal 2010.

Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships and trade names related to our acquisitions. These intangible assets are generally being amortized over their estimated useful lives of between 8.5 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed.

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

Interest Income.

	Three Months Ended				Nine Months Ended
	June 26, 2010	June 27, 2009	Change		June 26, 2010	June 27, 2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$321	$206	$115	56%	$907	$999	$(92)	(9)%

Interest income increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in invested balances in fiscal 2010. Interest income decreased in the current nine month period compared to the corresponding period in the prior year primarily due to a decline in interest rates, partially offset by an increase in invested balances.

Interest Expense.

	Three Months Ended				Nine Months Ended
	June 26, 2010	June 27, 2009	Change		June 26, 2010	June 27, 2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(33,653)	$(34,155)	$(502)	(1)%	$(97,778)	$(101,709)	$(3,931)	(4)%

Interest expense consists primarily of the interest costs and the related amortization of the debt discount of our 2.0% Convertible Notes as well as the amortization of deferred financing costs. In fiscal 2010, we implemented a new accounting standard that changed the accounting for convertible debt instruments with cash settlement features and required us to allocate a portion of our Convertible Notes to equity based on the relative fair value of the embedded conversion feature in our Convertible Notes. This component is recorded as a debt discount and is amortized to interest expense. This new accounting standard was retrospectively applied to prior periods (see Note 6 in the notes to the accompanying consolidated financial statements for additional information). In addition, we incur interest costs and the related amortization of deferred financing costs of our senior secured credit agreement. Interest expense decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to our paying down the outstanding principal amounts under our senior secured credit agreement, which was fully paid off in the current quarter, partially offset by higher overall interest expense on our Convertible Notes due to using the effective interest method to amortize the debt discount. Included in interest expense in the current three and nine month periods is the write-off of $2.2 million of the remaining deferred financing costs related to our revolving facility, which we gave notice of the termination on June 24, 2010.

Other Income (Expense), net.

	Three Months Ended				Nine Months Ended
	June 26, 2010	June 27, 2009	Change		June 26, 2010	June 27, 2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income (Expense), net	$305	$(730)	$1,035	142%	$1,825	$(4,485)	$6,310	141%

In the third quarter of fiscal 2010, this account was primarily comprised of net foreign currency transactions gains of $0.5 million and the sum of miscellaneous insignificant items totaling $0.6 million offset by a decrease in the cash surrender value of life insurance contracts related to our SERP of $0.8 million, which is driven by changes in stock market valuation. In the third quarter of fiscal 2009, this account was primarily comprised of a write-off of a cost-method investment of $1.9 million due to an other-than-temporary impairment charge offset by an increase of $1.2 million in the cash surrender value of life insurance contracts related to our SERP. For the current nine month period, this account was primarily comprised of an increase related to non-income tax related government credits of $0.8 million, an increase in the cash surrender value of life insurance contracts related to our SERP of $0.5 million, and the sum of miscellaneous insignificant items totaling $0.7 million partially offset by $0.2 million of net foreign currency transaction losses. In the first nine months of fiscal 2009, this account was primarily comprised of other-than-temporary impairment charges of cost-method investments of $2.2 million, foreign currency transaction losses of approximately $2.0 million, and a $0.4 million decrease in the cash surrender value of life insurance contracts related to our SERP.

Provision for Income Taxes.

	Three Months Ended				Nine Months Ended
	June 26, 2010	June 27, 2009	Change		June 26, 2010	June 27, 2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$18,299	$13,316	$4,983	37%	$43,437	$43,630	$(193)	(0)%

Our effective tax rates for the three and nine months ended June 26, 2010 were 40.0% and 36.9%, respectively. Our effective tax rates for the three and nine months ended June 27, 2009 were 30.2% and (2.0) %, respectively. For the three months ended June 26,

2010, the effective rate was higher than the statutory rate primarily due to provision to return adjustments and additional reserve needs. For the nine months ended June 26, 2010, the effective tax rate is slightly higher than the statutory rate primarily due to provision to return adjustments and additional reserve needs aggregating $2.6 million partially offset by the reversal of reserves no longer required of $2.1 million. The reserves no longer required principally related to the sale of our manufacturing operation in Shanghai, China in the second quarter of fiscal 2010, and the expiration of the statute of limitations in several jurisdictions. Our effective tax rate in the three month period ended June 27, 2009 was lower that the statutory rate primarily due to a $2.3 million benefit related to a clarification in Massachusetts tax law on apportionment for affiliates of manufacturing companies. The effective tax rate for the nine month period ended June 27, 2009 was significantly impacted by the $2.34 billion goodwill impairment charge recorded in the second quarter of fiscal 2009, substantially all of which was not deductible for tax purposes.

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

Breast Health.

	Three Months Ended				Nine Months Ended
	June 26, 2010	June 27, 2009	Change		June 26, 2010	June 27, 2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$189,361	$174,892	$14,469	8%	$557,891	$554,084	$3,807	1%

Operating Income (Loss)	$37,505	$32,640	$4,865	15%	$85,793	$(152,262)	$238,055	156%

Operating Income (Loss) as a % of Segment Revenue	20%	19%			15%	(27)%

Breast Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to a $13.1 million increase in service revenues that is substantially related to additional service contracts for the increased number of Selenia systems in our installed base and an increase in product revenues of $1.4 million discussed above. This segment’s revenues increased in the current nine month period compared to the corresponding period in the prior year primarily due to the increase in service revenues of $39.7 million offset by the decrease in product revenues of $35.9 million discussed above.

Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in sales with overall gross margin remaining relatively flat with the prior year period at 45% offset slightly by an increase in operating expenses of $1.9 million. Gross margin was positively impacted by an improved service gross margin as a result of our relatively fixed cost structure to support service contracts, which was partially offset by a reduction in product gross margin to 46% from 49% primarily due to a shift in product mix of our Selenia digital mammography systems to lower margin configurations, a higher level of international sales, and slight pressure on average selling prices. The increase in operating expenses primarily related to higher research and development costs, principally related to clinical trials for our tomosynthesis product, and Sentinelle acquisition transaction costs of $0.8 million.

Operating income for the current nine month period increased compared to the corresponding period in the prior year primarily due to a $265.9 million goodwill impairment charge related to our MammoSite reporting unit recorded in the second quarter of fiscal 2009. Excluding the impact of the goodwill impairment charge, operating income decreased $27.8 million in the current nine month period compared to the corresponding period in the prior year. Overall, our gross margins were relatively flat at 47% in the current and prior year nine month periods. Gross margin was positively impacted by an improved service sales gross margin as discussed above, which was partially offset by a reduction in product gross margin to 48% from 52% primarily due to a shift in product mix of our Selenia digital mammography systems to lower margin configurations, a higher level of international sales, and slight pressure on average selling prices. Operating income in the current nine month period was negatively impacted by the $12.5 million litigation settlement charge recorded in the second quarter of fiscal 2010, and also included higher clinical trial expenses discussed above, increased litigation costs and higher third-party commissions compared to the corresponding period in the prior year. The current nine month period also included Sentinelle acquisition transaction costs of $0.8 million.

Diagnostics.

	Three Months Ended				Nine Months Ended
	June 26, 2010	June 27 2009	Change		June 26, 2010	June 27, 2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$137,378	$139,530	$(2,152)	(2)%	$417,755	$409,189	$8,566	2%

Operating Income (Loss)	$25,759	$27,303	$(1,544)	(6)%	$78,784	$(836,176)	$914,960	109%

Operating Income (Loss) as a % of Segment Revenue	19%	20%			19%	(204)%

Diagnostics revenues decreased in the current three month period compared to the corresponding period in the prior year and increased in the current nine month period compared to the corresponding period in the prior year primarily due to product sales discussed above.

Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year primarily due to a reduction in sales and gross margin. Gross margin decreased to 52% from 56% in the prior year period primarily due to lower absorption of manufacturing costs, lower volumes of ThinPrep, and higher intangible asset amortization expense. The decrease in gross margin was partially offset by a decrease in operating expenses of $5.1 million. Operating expenses declined due to lower legal expenses, lower employee compensation and benefits due to the departure of certain senior personnel, and lower marketing related expenditures.

Operating income for the current nine month period increased compared to the corresponding period in the prior year primarily due to a $908.3 million goodwill impairment charge and a $4.1 million intangible asset charge recorded in the second quarter of fiscal 2009. Excluding the impact of the goodwill and intangible asset impairment charges, operating income increased $2.5 million in the current nine month period compared to the corresponding period in the prior year due to lower operating expenses, which declined $8.9 million, partially offset by a reduction in gross margin to 53% from 55%. Gross margin declined primarily due to lower absorption of manufacturing costs, lower volumes of ThinPrep, and higher intangible asset amortization expense. Gross margin in the prior year period included a $4.1 million intangible asset charge. Operating expenses declined due to lower legal expenses, lower employee compensation and benefits due to the departure of certain senior personnel, and lower marketing related expenditures.

GYN Surgical.

	Three Months Ended				Nine Months Ended
	June 26, 2010	June 27, 2009	Change		June 26, 2010	June 27, 2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$71,567	$65,840	$5,727	9%	$210,158	$197,594	$12,564	6%

Operating Income (Loss)	$12,829	$15,968	$(3,139)	(20)%	$41,044	$(1,114,746)	$1,155,790	104%

Operating Income (Loss) as a % of Segment Revenue	18%	24%			20%	(564)%

GYN Surgical revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in product sales discussed above.

Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year primarily due to a reduction in gross margin and slightly higher operating expenses of $1.4 million. Gross margin declined to 59% from 67% in the prior year period primarily due to unfavorable manufacturing variances related to our recently introduced Adiana product, higher manufacturing and material costs related to our next generation NovaSure product and higher intangible asset amortization expense. Operating expenses increased primarily due to higher sales commissions and travel expenditures related to higher sales.

Operating income for the current nine month period increased compared to the corresponding period in the prior year primarily due to a $1.17 billion goodwill impairment charge recorded in the second quarter of fiscal 2009. Excluding the impact of the goodwill impairment charge, operating income in the current nine month period decreased $10.0 million due to a reduction in gross margin and higher operating expenses of $5.7 million compared to the corresponding period in the prior year. Our gross margin declined to 62% from 68% in the prior year period. The decrease in gross margin is primarily due to unfavorable manufacturing variances related to Adiana, higher manufacturing and material costs related to our next generation NovaSure product and higher intangible asset amortization expense. Operating expenses increased primarily due to sales and marketing for compensation due to an increase in headcount, commissions and Adiana product launch activities, as well as an increase in intangible asset amortization.

Skeletal Health.

	Three Months Ended				Nine Months Ended
	June 26, 2010	June 27, 2009	Change		June 26, 2010	June 27, 2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$22,387	$22,858	$(471)	(2)%	$65,449	$73,500	$(8,051)	(11)%

Operating Income	$2,681	$2,835	$(154)	(5)%	$7,023	$10,799	$(3,776)	(35)%

Operating Income as a % of Segment Revenue	12%	12%			11%	15%

Skeletal Health revenues decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the decline in product sales discussed above.

Operating income in this business segment decreased in the current quarter compared to the corresponding period in the prior year primarily due to the decline in revenues and a slight increase in operating expenses partially offset by improved gross margin. Gross margin improved to 42% in the current quarter from 39% in the prior year period primarily due to lower warranty expenses.

Operating income for the current nine month period decreased compared to the corresponding period in the prior year primarily due to lower sales and gross margin and higher operating expenses. Gross margin in the current nine month period was relatively flat at 42% compared to 41% in the prior year period. The increase in operating expenses of $1.2 million was spread throughout miscellaneous insignificant items.

LIQUIDITY AND CAPITAL RESOURCES

At June 26, 2010, we had $654.6 million of working capital, and our cash and cash equivalents totaled $491.4 million. Our cash and cash equivalents balance increased $198.2 million during the first nine months of fiscal 2010 primarily due to cash generated from our operations and the receipt of a $70.0 million payment related to the potential sale of our Gestiva assets. These cash sources were partially offset by repayment of amounts outstanding under our credit agreement, cash for capital expenditures and placement of equipment under customer usage agreements.

In the first nine months, our operating activities provided us with $337.9 million of cash, which included net income of $74.2 million increased by non-cash charges for depreciation and amortization aggregating $222.3 million, non-cash interest expense of $66.9 million, and stock-based compensation expense of $24.5 million. These adjustments to net income were partially offset by a decrease in deferred taxes of $48.3 million. Cash provided by operations due to changes in our operating assets and liabilities included an increase in deferred revenue of $20.4 million, primarily due to an increase in the number of prepaid service contracts as our installed base of full field digital mammography systems continued to grow, and an increase in accounts payable of $6.1 million, which is driven by the timing of payments. The cash provided by these changes was primarily offset by an increase in inventories of $11.2 million, an increase in prepaid income taxes of $7.3 million, and net payments on accrued expenses of $7.6 million. The increase in inventories was primarily related to increased production of newly released products. The increase in prepaid income taxes is based on the timing of payments relative to our income tax provision. Net payments of accrued expenses were primarily due to the semi-annual payment of interest on our Convertible Notes, tax payments and royalty payments partially offset by increased commissions and other accrued employee compensation compared to the fourth quarter of fiscal 2009.

In the first nine months of fiscal 2010, we generated $29.9 million of cash from investing activities primarily due to the receipt of a $70.0 million payment from KV in connection with executing an amendment to the existing agreement to sell the rights to our Gestiva assets to KV upon FDA approval. This cash generation was partially offset by $19.7 million of purchases for property and equipment, which consisted primarily of manufacturing equipment and computer hardware, and $14.7 million for the placement of equipment under customer usage agreements. We also purchased $5.3 million of life insurance contracts to fund future payments under our SERP.

In the first nine months of fiscal 2010, we used $168.8 million of cash in financing activities, including $174.2 million for repayments of the term loans under our credit agreement. Our cash outflows were partially offset by $11.3 million from the exercise of stock options and issuances of common stock under our employee stock purchase plan.

Debt

We had total recorded debt outstanding of $1.43 billion at June 26, 2010, which is primarily comprised of our Convertible Notes of $1.43 billion (principal of $1.725 billion).

Credit Agreement.

In 2008, we entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Goldman Sachs Credit Partners L.P. and certain other lenders in connection with our acquisition of Third Wave and secured financing in an aggregate amount of up to $800 million. The credit facility consisted of $400 million under a senior secured tranche A term loan; $200 million under a senior secured tranche B term loan; and $200 million under a senior secured revolving credit facility (the “Revolving Facility”). We borrowed $540 million under the term loans. During the three months ended June 26, 2010, we paid off the remaining outstanding principal on the term loans. On June 24, 2010, we gave notice of the termination of the Amended Credit Agreement to the Lenders, and as a result the Revolving Facility is no longer available.

Convertible Notes.

On December 10, 2007, we issued and sold $1.725 billion aggregate original principal amount of our 2.00% Convertible Senior Notes due 2037. At June 26, 2010, the Convertible Notes are recorded at $1.43 billion, which is net of the unamortized debt discount as required by U.S. generally accepted accounting principles. Effective in the first quarter of fiscal 2010, we retrospectively adopted new accounting standards that changed the accounting for convertible instruments with cash settlement features. See Note 6 in the consolidated financial statements for additional information pertaining to this new accounting standard.

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

Sale of Gestiva

On January 16, 2008, we entered into a definitive agreement to sell full U.S. and world-wide rights to our Gestiva pharmaceutical product to K-V Pharmaceutical Company (“KV”) upon approval of the pending Gestiva new drug application (the “Gestiva NDA”) by the FDA for a purchase price of $82.0 million. The Gestiva product is a drug that, if approved by the FDA, could be used in the prevention of preterm births in pregnant women with a history of at least one spontaneous preterm birth. Under this agreement, we received $9.5 million of the purchase price in fiscal 2008, and the balance was due upon final approval of the Gestiva NDA by the FDA on or before February 19, 2010 and the production of a quantity of Gestiva suitable to enable the commercial launch of the product. This $9.5 million was recorded as a deferred gain within current liabilities in the Consolidated Balance Sheet. Either party had the right to terminate the agreement if FDA approval was not obtained by February 19, 2010. On January 8, 2010, the parties executed an amendment to the agreement eliminating the date by which FDA approval must be received and extending the term indefinitely. In consideration of executing this amendment, the purchase price was increased to $199.5 million. We received $70.0 million upon the signing of the amendment, which has been recorded as a deferred gain, and are due to receive an additional $25.0 million upon FDA approval of the product and an additional $95.0 million over a nine-month period beginning one year following FDA approval.

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

Pending Sentinelle Acquisition

On July 6, 2010, the Company entered into a definitive agreement to acquire all of the outstanding shares of Sentinelle Medical Inc. (Sentinelle), a privately-held magnetic resonance imaging components company located in Toronto, Canada, for a purchase price of $85 million in cash, plus a two-year contingent earn out up to a maximum of $250 million. The earn out will be based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. The transaction is expected to close on or about August 5, 2010, subject to customary closing conditions, including Canadian judicial approval.

Contingent Earn-Out Payments

As a result of the merger with Cytyc, we assumed the obligation to the former Adiana stockholders to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155 million based on worldwide sales of the Adiana System in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. We received FDA approval of the Adiana System on July 6, 2009 and began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. The total accrued contingent consideration at June 26, 2010 is $21.3 million, which is net of legal fees as discussed below. The contingent consideration is being recorded as additional purchase price, and under the terms of the agreement the first payment is not due to the Adiana shareholders until October 2010. The agreement includes an indemnification provision that provides for the reimbursement of qualifying legal expenses in defense of the Adiana intellectual property, and we have the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs.

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

Future Liquidity Considerations

We expect to continue to review and evaluate potential acquisitions of businesses, products or technologies, and strategic alliances that we believe will complement our current or future business. Subject to the “Cautionary Statement” and “Recent Developments” sections above, and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2009, as well as other cautionary statements set forth in this report, we believe that cash flow from operations will be sufficient to fund our expected operations over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments, or to repay our convertible notes. The holders of the Convertible Notes may require us to repurchase the notes on December 13, 2013, and on each of December 15, 2017, 2022, 2027 and 2032 at a repurchase price equal to 100% of their accreted principal amount. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under the above-referenced risk factors and cautionary statements. These risks, trends and uncertainties may also adversely affect our long-term liquidity.

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

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Form 8-K filed on March 19, 2010, which we filed to present the retrospective application of FSP APB 14-1 to our consolidated financial statements as of September 26, 2009 and September 27, 2008 and for each of the three years in the period then ended. Other than discussed herein, there were no other changes to our Annual Report on Form 10-K for the fiscal year ended September 26, 2009. Except as disclosed herein, there have been no material changes to our critical accounting policies from those set forth in our Annual Report.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51 (codified within ASC Topic 810, Consolidation). SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. This accounting standard clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is our 2010 fiscal year. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”) (codified within ASC 815). This accounting standard clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC 815, and it is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is our 2010 fiscal year. As a result of the adoption of this standard, the embedded derivative option in our Convertible Notes (See Note 6) continues to be considered indexed to our own stock. The adoption of this accounting standard did not have a material impact on our financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) (codified in ASU 2009-17). SFAS 167 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009, which is our 2011 fiscal year. We have not completed our assessment of the impact SFAS 167, if any, will have on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, cost-method investments, accounts payable and debt obligations. Except for our outstanding Convertible Notes, the fair value of these financial instruments approximates their carrying amount. As of June 26, 2010, we have $1.725 billion of principal of Convertible Notes outstanding, which is recorded net of an unamortized debt discount on our Balance Sheet at $1.43 billion. The fair value of our Convertible Notes was approximately $1.47 billion as of June 26, 2010 based on the trading price as of that date.

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

As of June 26, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception System, would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana Permanent Contraception System. The complaint seeks preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana System based on alleged infringement of certain claims of three of the five patents. A hearing on Conceptus’ preliminary injunction motion was held on November 4, 2009, and on November 6, 2009, the judge issued an order denying the motion. On January 19, 2010, upon stipulation of the parties, the Court dismissed all claims relating to three of the five asserted patents with prejudice. A Markman hearing on claim construction took place on March 10, 2010 and a ruling was issued on March 24, 2010. On April 12, 2010, in response to Hologic’s counterclaims of unfair competition filed in October of 2009, the Court granted Conceptus leave to amend its counterclaims adding charges of unfair competition. On June 23, 2010, upon stipulation of the parties, the Court dismissed the asserted claims of an additional patent leaving three claims of U.S. patent 7,506,650 being asserted against the Company in the case. A trial date has been scheduled for February 28, 2011. Based on the early stage of this litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

Item 1A.	Risk Factors

There are no material changes in the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 26, 2009, except as noted below.

The adoption of healthcare reform in the United States may adversely affect our business, results of operations and/or financial condition.

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and imposes new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of certain medical devices beginning in 2013. We expect that our products will fall under the government classification requiring the excise tax. U.S. net product sales represented 78% and 79% of our worldwide net product sales in the first nine months of fiscal 2010 and 2009, respectively.

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

Issuer’s Purchases of Equity Securities

For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The following table sets forth information about deemed repurchases of our common stock to cover employee income tax withholding obligations in connection with the vesting of restricted stock units under our equity incentive plans for the three months ended June 26, 2010:

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
March 28, 2010 – April 24, 2010	—	$—	—
April 25, 2010 – May 22, 2010	5,252	15.87
May 23, 2010 – June 26, 2010	2,793	14.41	—

Total	8,045	$15.36	—

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number		Reference

10.1	Form of 2010 Restricted Stock Unit Award	filed herewith

31.1	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

32.2	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

101.INS	XBRL Instance Document	filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	filed herewith

HOLOGIC, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

August 5, 2010	/S/ ROBERT A. CASCELLA
Date	Robert A. Cascella
Chief Executive Officer

August 5, 2010	/S/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)