Form 10-K
period 2010-09-25
HOLOGIC INC
filed 2010-11-24
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 25, 2010

or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 25, 2010 was $4,709,015,506 based on the price of the last reported sale on the Nasdaq Global Select Market on that date.

As of November 17, 2010, there were 259,890,069 shares of the registrant’s Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended September 25, 2010 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operation;

•	the coverage and reimbursement decisions of third party payors relating to the use of our products and treatments;

•	the uncertainty of the impact of federal healthcare reform legislation, including the excise tax on the sale of most medical devices, on our business and results of operation;

•	the impact and anticipated benefits of recently completed acquisitions and acquisitions we may complete in the future;

•	our goal of expanding our market positions;

•	the development of new competitive technologies and products;

•	regulatory approval and clearances for our products;

•	production schedules for our products;

•	the anticipated development of our markets and the success of our products in these markets;

•	the anticipated performance and benefits of our products;

•	business strategies;

•	dependence on significant or sole source suppliers;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future;

•	compliance with covenants contained in our long-term leases;

•	anticipated trends relating to our financial condition or results of operations; and

•	our capital resources and the adequacy thereof.

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

Overview

We are a developer, manufacturer and supplier of premium diagnostics, medical imaging systems and surgical products dedicated to the healthcare needs of women. Our core business segments are focused on breast health, diagnostics, GYN surgical and skeletal health.

Our breast health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, magnetic resonance imaging (“MRI”) breast coils, computer-aided detection (“CAD”) for mammography and MRI, minimally invasive breast biopsy devices, breast biopsy site markers, breast biopsy guidance systems, breast imaging comfort pads, and breast brachytherapy products. We have also developed a new breast imaging platform, Dimensions, which utilizes a new technology, tomosynthesis, to produce three dimensional (“3D”) images, as well as conventional two dimensional (“2D”) full field digital mammography (“FFDM”) images. In the U.S., our Dimensions product has been approved by the Food and Drug Administration (“FDA”) for providing conventional 2D images, and we have submitted a pre-market approval (“PMA”) application for the 3D configuration. Our Dimensions 3D system was reviewed by the Radiological Devices Panel of the FDA on September 24, 2010 as part of our PMA application. In connection with that review, the panel unanimously voted that the system was both safe and effective for both screening and diagnostic mammography. On November 22, 2010, we received an approvable letter from the FDA for our Dimensions 3D system. Final approval of our PMA application for our system remains subject to satisfactory review and inspection of our manufacturing facility, methods and controls. Even with the approvable letter, we cannot assure that the FDA will approve our system for either use on a timely basis, if at all. In addition, even if approved, the FDA could impose conditions to such approval that would significantly limit the use or commercialization of the system. Our Dimensions platform received CE mark approval in Europe during fiscal 2008 and Canadian registration in March 2009, both for 2D and 3D modes of imaging.

In August 2010, we acquired Sentinelle Medical Inc. (“Sentinelle Medical”), a company that develops, manufactures and markets MRI breast coils, patient positioners and visualization software. Sentinelle Medical, which is included within our breast health segment, is dedicated to developing advanced imaging technologies used in high-field strength MRI systems.

Our diagnostics products include the ThinPrep System (“ThinPrep”), which is primarily used in cytology applications such as cervical cancer screening, the Rapid Fetal Fibronectin Test, which assists physicians in assessing the risk of pre-term birth, and our molecular diagnostic reagents used for a wide variety of DNA and RNA analysis applications based on our proprietary Invader chemistry. Our current clinical diagnostic offerings based upon this Invader chemistry include products to assist in the diagnosis of human papillomavirus (“HPV”), cystic fibrosis, cardiovascular risk and other diseases. We received FDA approval of our Cervista HPV tests in March 2009, and CE mark approval in Europe for Cervista HPV high risk (“HR”) in January 2009 and in May 2009 for Cervista HPV 16/18.

Our GYN surgical products include the NovaSure Endometrial Ablation System (“NovaSure System”) and the Adiana Permanent Contraception System (“Adiana System”). The NovaSure System enables physicians to treat women suffering from excessive menstrual bleeding in a minimally invasive manner in order to eliminate or reduce their bleeding. The Adiana System is a form of permanent female contraception intended as an alternative to tubal ligation. We received FDA approval of the Adiana System in July 2009 and CE mark approval for the system in Europe in December 2008.

Our skeletal health products include dual-energy X-ray bone densitometry systems, an ultrasound-based osteoporosis assessment product, and our Fluoroscan mini C-arm imaging products.

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

Adiana, AEG, ATEC, BioLucent, Celero, Cervista, Cytyc, Dimensions, DirectRay, Eviva, Fluoroscan, Gestiva, Invader, LORAD, MammoPad, MammoSite, MultiCare, NovaSure, PreservCyt, QDR, R2, Rapid fFN, Sahara, SecurView, Selenia, Sentinelle Medical, StereoLoc, Suros, TechMate, ThinPrep, Third Wave, and TLI IQ.

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

Products

We view our operations and manage our business in four principal reporting segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. Financial information concerning these segments is provided in Note 13 to our consolidated financial statements contained in Item 15 of this Annual Report.

Breast Health Products

Our breast health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, MRI breast coils, CAD for mammography and MRI, minimally invasive breast biopsy devices, breast biopsy site markers, breast biopsy guidance systems, breast imaging comfort pads, and breast brachytherapy products. We have also developed a new breast imaging platform, Dimensions, which utilizes a new technology, tomosynthesis, to produce 3D images. In fiscal 2009, our breast health segment also included the sale of digital detectors to an original equipment manufacturer, and our organic photoconductor coating business in Shanghai, China acquired in connection with the acquisition of our selenium coating capabilities for our mammography digital detectors. In fiscal 2010, we did not generate revenues from these two sources, which contributed approximately $17.5 million of revenue in fiscal 2009.

Selenia Full Field Digital Mammography System

The Selenia full field digital mammography system is based on our proprietary DirectRay digital detector, which preserves image quality by using a compound known as amorphous selenium to directly convert x-rays to electronic signals. Many other digital technologies employ an indirect two-step process by first converting x-ray energy into light and then converting the light energy into electrical signals. We believe that digital x-ray imaging technologies that require light conversion may compromise image resolution, lessening detection capability. Our DirectRay flat panel detector technology employs an amorphous selenium photoconductor to directly convert x-ray photons into an electrical signal. No intensifying screens or additional processes are required to capture and convert the x-ray energy, enabling high imaging resolution and contrast sensitivity.

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

Breast Tomosynthesis

Our Dimensions platform includes a mammography gantry capable of performing both 2D and 3D image acquisition and display. When operating in 3D mode, the system acquires a series of low dose x-ray images taken in a scanning motion at various angles. The images are mathematically processed into a series of small slices, revealing breast tissue from a 3D perspective. We believe that by allowing the clinician to review breast tissue in three dimensional space, the more subtle architecture of various types of suspicious lesions may be able to be better interpreted, which may ultimately increase cancer detection and reduce unnecessary patient callbacks. In the United States, our Dimensions product has been approved by the FDA for providing conventional 2D images, and we have submitted a PMA application for the 3D configuration. Our Dimensions 3D system was reviewed by the Radiological Devices Panel of the FDA on September 24, 2010 as part of our PMA application. In connection with that review, the panel unanimously voted that the system was both safe and effective for both screening and diagnostic mammography. On November 22, 2010, we received an approvable letter from the FDA for our Dimensions 3D system. Final approval of our PMA application for our system remains subject to satisfactory review and inspection of our manufacturing facility, methods and controls. Even with the approvable letter, we cannot assure that the FDA will approve our system for either use on a timely basis, if at all. In addition, even if approved, the FDA could impose conditions to such approval that would significantly limit the use or commercialization of the system. Our Dimensions 2D and 3D configurations received CE mark approval in Europe in fiscal 2008 and Canadian registration in March 2009.

Screen-Film Mammography Systems

Our screen-film mammography systems include our LORAD M-IV and M-IV Platinum systems. These systems are less expensive than our digital systems and further offer customers varying performance capabilities and product costs.

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

CAD Systems

We have developed CAD software tools for our mammography and MRI products. Mammography CAD is used by radiologists as “a second pair of eyes” when reading a woman’s mammogram. Use of this technology provides reviewers with the potential to detect findings that might otherwise be overlooked during the review process, thus increasing cancer detection. We have integrated our mammography applications CAD software tools into our line of multi-modality breast imaging workstations. We also market an MRI CAD product, which manages the data set from an MRI procedure, designed to improve data workflow for the physician and provide analytical tools to aid in the identification and evaluation of the extent of disease.

Stereotactic Breast Biopsy Systems

We provide clinicians with the flexibility of choosing upright or prone systems for breast biopsy by offering two minimally invasive stereotactic breast biopsy guidance systems, the MultiCare Platinum dedicated, prone breast biopsy table and the StereoLoc II upright attachment. The StereoLoc II attachment is used in conjunction with our M-IV series of screen-film mammography systems and our Selenia full field digital mammography systems. These breast biopsy systems provide an alternative to open surgical biopsy, and can be performed as an outpatient procedure under local anesthesia, allowing shorter recovery times.

Breast Biopsy Products

We offer a broad range of minimally invasive products for breast biopsy and site marking. Our breast biopsy technologies, which include a patented fluid management system, enables the removal of tissue under stereotactic x-ray, ultrasound, MRI and molecular breast imaging guidance. Our Automated Tissue Excision and Collection (ATEC) product line includes percutaneous, automatic vacuum-assisted breast biopsy collection systems, a disposable device used to collect samples, and biopsy site markers. The ATEC line of products is designed to accommodate a broad range of clinical and patient presentations. Our Celero product is a vacuum-assisted, spring-loaded, large-core biopsy device designed for use under ultrasound guidance to access hard-to-reach lesions in the axilla, near the chest wall, near implants or behind the nipple. Our Eviva stereotactic vacuum-assisted breast biopsy device is our premium device offering several enhanced features, including improved compatibility with the MultiCare Platinum prone breast biopsy table, an integrated firing mechanism, and an integrated, end deploy site marking system.

Breast Brachytherapy Products

The MammoSite Radiation Therapy System is a breast brachytherapy technology that offers accelerated partial breast irradiation (“APBI”) therapy to treat breast cancer. A MammoSite balloon, which is inserted into the surgical cavity remaining after a lumpectomy, delivers a 5-day course of concentrated radiation to the tissue most likely to contain residual cancerous cells following surgery, while reducing radiation exposure to adjacent healthy tissue. We introduced our multi-lumen device, the MammoSite ML radiation therapy system, in the fourth quarter of 2009. The MammoSite ML system allows radiation oncologists to shape the radiation dose for typical cases and treat patients who are otherwise not appropriate candidates for traditional brachytherapy. The MammoSite ML device has a central lumen, similar to the original MammoSite device, and three offset lumens parallel to the central lumen. In addition to allowing greater flexibility in radiation treatment planning, the use of a multiple-lumen device typically results in a higher reimbursement rate.

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

Photoconductor Coatings

Our AEG Elektrofotografie GmbH (“AEG”) subsidiary is our sole supplier of the amorphous selenium photoconductor coatings employed in our Selenia and Dimensions full-field digital mammography detectors. AEG also develops, manufactures, and sells non-medical selenium and organic photoconductor materials for use in a variety of other electro photographic applications, including copying and printing. During the fourth quarter of fiscal 2009, we closed our organic photoconductor drum coatings manufacturing operations in Shanghai, China, and completed the sale of the capital stock of this operation in the second quarter of fiscal 2010.

Sentinelle Medical MRI Breast Coils and Workstation

Through our acquisition of Sentinelle Medical, we now develop, manufacture and sell a suite of high performance breast MRI coils. MRI coils are antenna receivers that are used to collect radio-frequency information emitted from a patient during an MR imaging procedure. These signals are fed into the MRI magnet system which produces a 3D image from the information. The coils are tuned to specific frequencies and positioned in calculated geometries to provide high quality signal to noise performance of the MRI system. The coils are integrated into various MRI scanning systems, and employ a unique variable coil geometry to obtain improved image quality by positioning the coils in close proximity to the tissue. The coil is not fixed and allows the healthcare provider to adjust positioning to each patient’s unique anatomy. This close positioning results in higher signal to noise ratio and improved image resolution. The improved resolution also enhances guidance for biopsy targeting. We are also developing coils for other indications, including prostate cancer. In addition, Sentinelle Medical sells an MRI CAD workstation designed to simplify workflow and improve diagnostic capabilities.

Diagnostic Products

Our diagnostic product offerings include the ThinPrep System used primarily for cytology applications, such as cervical cancer screening, and the Rapid Fetal Fibronectin Test for pre-term birth risk assessment. Our molecular diagnostic reagents are used for a wide variety of DNA and RNA analysis applications based on our proprietary Invader chemistry, including our two HPV tests approved by the FDA in 2009.

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

The ThinPrep Process. The ThinPrep process begins with the patient’s cervical sample being obtained by the physician using a cervical sampling device that, rather than being smeared on a microscope slide as in a conventional Pap smear, is inserted into a vial filled with our proprietary PreservCyt Solution. This enables most of the patient’s cell samples to be preserved before the cells can be damaged by air drying. The ThinPrep specimen vial is then labeled and sent to a laboratory equipped with a ThinPrep Processor for slide preparation. At the laboratory, the ThinPrep specimen vial is inserted into a ThinPrep Processor, a proprietary sample preparation device which automates the process of preparing cervical slides for staining and microscopic examination.

In the case of manual screening, the cytotechnologist screens each Pap test slide with a microscope to first determine the adequacy of the slide and then to examine the entire slide to differentiate diseased or abnormal cells from normal cells. With the ThinPrep Imaging System, the screening process has been automated to combine the power of computer imaging technology and human interpretive skills. Prior to human review, the ThinPrep Imaging System rapidly scans and locates areas of interest for review. By directing the cytotechnologist to areas of interest on a slide, the system may increase a cytology laboratory’s screening productivity and diagnostic accuracy. In Europe, where laboratories tend to be smaller, processing fewer tests, we also offer lower throughput imaging device, which we introduced in September 2009 to assist in the detection of cervical cancer.

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

HPV Offering and InVitro Diagnostics

Invader Chemistry. Our Invader chemistry platform is a DNA probe-based system for highly sensitive detection of specific nucleic acid sequences. It is an accurate and specific method for detecting single-base pair changes, insertions, deletions, gene copy number, infectious agents, and gene expression. Invader reactions can be performed using genomic DNA, amplified RNA, polymerase chain reaction (PCR) or real-time PCR products.

HPV Tests. HPV is the most common sexually transmitted disease in the U.S. and is recognized as the cause of most cervical cancer. We offer two HPV tests: the Cervista HPV HR and the Cervista HPV 16/18. These tests employ our proprietary Invader technology and are performed out of the ThinPrep PreservCyt collection vial. The Cervista HPV HR test is an in vitro diagnostic test for the qualitative detection of DNA from the fourteen high-risk HPV types responsible for most cervical disease. The Cervista HPV 16/18 test is an in vitro diagnostic test for the qualitative detection of DNA from HPV types 16 and 18, the types that cause approximately 70% of cervical cancer. We received FDA approval for these two tests in March 2009 and CE mark approval in Europe for Cervista HPV HR in January 2009 and in May 2009 for Cervista HPV 16/18.

Cervista HPV HR has been approved for triaging women with undetermined cervical cytology and co-testing with cervical cytology for women 30 years and older. Our Cervista HPV 16/18 has been approved to be used adjunctively with Cervista HPV HR in combination with cervical cytology to assess the presence of high risk HPV types, as well as to triage women with undetermined cervical cytology results along with our HPV HR test.

We are currently developing a high throughput instrumentation solution for Cervista testing. The instrument in development automates the DNA extraction step in the testing process.

Other Invader Products. Other current clinical diagnostic offerings based upon our Invader chemistry include the following:

•

A molecular assay is cleared for use to identify patients who may be at increased risk of adverse reaction to the chemotherapy drug Camptosar (irinotecan) by detecting and identifying specific mutations in the UGT1A1 gene that have been associated with that risk.

•	Products to assist in the diagnosis of cystic fibrosis, cardiovascular risk and other diseases.

•	Agricultural products.

We also have an active out-licensing and partner program in areas outside of our core business that allows us to further realize the value of the Invader Chemistry.

GYN Surgical Products

Our surgical product offerings include the NovaSure System and the Adiana System.

NovaSure System

The NovaSure System is a minimally-invasive procedure that allows physicians to treat women suffering from excessive menstrual bleeding. The system consists of a disposable device and a controller that delivers radio frequency, or RF, energy to ablate the endometrial lining of the uterus in order to eliminate or reduce the patient’s bleeding. The NovaSure disposable device is a hand-held, single-use device that incorporates a flexible gold-plated mesh electrode used to deliver the RF energy during the NovaSure procedure. The NovaSure RF Controller generates and delivers the RF energy customized for each patient, monitors several critical treatment and safety parameters, and automatically controls other aspects of the procedure.

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

Adiana System

The Adiana System is a minimally invasive procedure for permanent female contraception that requires no incisions and can be performed in the doctor’s office using local anesthesia. Patients are often able to return to work or resume their daily activities within one day. In contrast, tubal ligation, a traditional method of female permanent contraception, requires more invasive surgical procedures, is usually conducted in a hospital under general anesthesia and typically requires several days of recovery.

During the Adiana procedure, a slender, flexible instrument is passed through the body’s natural openings to deliver a low level of RF energy to a small section of each fallopian tube. A tiny, soft insert, about the size of a grain of rice, is then placed in each fallopian tube in the location where the energy was applied. During the three months following the procedure, the patient continues to use temporary birth control while new tissue grows in and around the Adiana inserts, eventually blocking the fallopian tubes. At three months, a special x-ray test (called a hysterosalpingogram or “HSG”) is performed to confirm the fallopian tubes are completely blocked and the patient may begin relying on the Adiana System for permanent contraception. Because the Adiana insert is fully contained within the fallopian tube and does not use metal, the procedure leaves nothing in the uterus that could interfere with future intra-uterine procedures such as endometrial ablation.

Skeletal Health Products

Our skeletal health products include a family of QDR dual energy x-ray bone densitometers and the Sahara Clinical Bone Sonometer and our mini C-arm imaging products.

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

Sahara Clinical Bone Sonometers

We have developed and sell a relatively low-cost, lightweight, portable ultrasound bone analyzer, which assesses the bone density of the heel that can assist in initial screening for osteoporosis.

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

Recent Acquisitions

Our strategy to provide a broad range of best-in-class products for screening, diagnosis and treatment to help women lead longer, healthier lives requires a wide variety of technologies, products and capabilities. To achieve this goal, in addition to internally developed growth through research and development efforts, we have obtained products and the necessary specialized expertise in different areas through acquisitions. We expect to continue to make future investments or acquisitions to further strengthen our existing businesses, including our presence in selected geographic markets. Mergers and acquisitions of medical technology companies and companies in diverse geographical locations are inherently risky and we cannot assure that any of our previous or future acquisitions will be successful or will not materially adversely impact our results of operations, financial condition or cash flows.

In August 2010, we acquired Sentinelle Medical, a Canadian-based company that develops, manufactures and markets MRI breast coils, patient positioners and visualization software. Sentinelle Medical is dedicated to developing advanced imaging and related technologies used in high-field strength MRI systems, including to help in the earlier detection and treatment of breast cancer. Consideration under the terms of the agreement included an up-front payment of $84.8 million, which was net of certain adjustments, and potential additional payments of up to $250 million for the achievement of certain performance milestones based upon incremental increases in revenue over a period of two years following the acquisition.

In July 2008, we acquired Third Wave Technologies, Inc. (“Third Wave”), a company that develops and markets molecular diagnostic reagents for a wide variety of DNA and RNA analysis applications based on its proprietary Invader chemistry. Total consideration for the transaction was $591.1 million, including the payment of direct acquisition costs and the fair value of vested stock options exchanged.

In October 2007, we merged with Cytyc Corporation (“Cytyc”), a company that develops, manufactures and markets innovative and clinically effective diagnostics and surgical products that cover a range of cancer and women’s health applications, including cervical cancer screening, prenatal diagnostics, treatment of excessive menstrual bleeding and radiation treatment of early-stage breast cancer. Total consideration for the transaction was approximately $6.2 billion, including the assumption and settlement of existing Cytyc debt, fair value of vested stock options exchanged and payment of direct acquisition costs.

Additional information pertaining to our acquisitions in fiscal 2010 and 2008 is contained in Note 3 to our consolidated financial statements contained in Item 15 of this Annual Report.

Marketing, Sales and Service

We sell and service our products through a combination of direct sales and service forces and a network of independent distributors and sales representatives. In fiscal 2010, 2009 and 2008, no customer accounted for more than 10% of our consolidated revenues. In fiscal 2010, 2009 and 2008, foreign sales accounted for approximately 21%, 20% and 20% of our product sales, respectively. See Note 13 to our consolidated financial statements contained in Item 15 of this Annual Report for geographical information concerning those sales.

As of October 23, 2010, our direct sales and service force consisted of approximately 1,571 people.

U.S Marketing and Sales

Our U.S. Breast Health and Skeletal Health sales force is comprised of full line modality account managers selling mammography and bone densitometry products, assisted by women’s health product specialists. Our biopsy and MRI sales specialists, who often work together with account managers, sell breast biopsy devices and breast biopsy site markers to radiologists and breast surgeons, as well as custom MRI coils and patient positioning systems to radiologists. Our territory sales specialists sell both our MammoSite and breast biopsy and site marker products and target breast surgeons and radiation oncologists. In addition to our MRI sales specialists, our Sentinelle Medical MRI business also supports the original equipment manufacturers (“OEM”) channel with product specialists and sales support. Our U.S. sales efforts also include the use of national account managers focused on obtaining purchasing contracts from large purchasing entities, such as managed care organizations, integrated delivery networks (“IDNs”) and government healthcare facilities. In addition, in certain regions of the U.S., we use a limited number of independent dealers or distributors to sell and service our product. These relationships enable us to sell into accounts where we might not otherwise have access.

Our U.S. Diagnostics and GYN Surgical sales forces focus on clinical laboratories, healthcare providers, and third-party payors. A critical element of our strategy in the United States has been to utilize the results of our clinical trials and expanded FDA labeling to demonstrate safety, efficacy and productivity improvements to our target customers. Our Diagnotics’ sales force focuses on selling to clinical laboratories and OB/GYN offices, while our GYN Surgical sales force targets GYN surgeons in both hospital and office settings.

International Marketing and Sales

We sell our breast health and skeletal health products in international markets through a network of independent distributors and sales representatives, as well as a direct sales and service force in Belgium, Germany and Australia. We offer our products in Europe, Latin America, including Argentina, Brazil, Chile and Mexico, and Pacific Rim countries, including China, Japan, Australia, South Korea, Thailand and Taiwan, through local sales representatives and distributors or entering into strategic marketing alliances in those territories.

Our Diagnostics and GYN Surgical products are marketed outside of the United States by maintaining a presence in Canada, Europe, Australia and Hong Kong. We established these operations to manage sales, service, training and distribution in the Canadian, European and Asia/Pacific markets. We also utilize a network of third-party distributors in various other countries throughout the world, including Japan and China. We believe that in order to effectively market our current products and any other new products and applications on a worldwide basis, we will need to continue to increase our international marketing, sales, and service capabilities.

Service

Our service organization is responsible for installing our products and providing warranty and repair services, applications training and biomedical training. Products sold by our direct sales force typically carry limited warranties covering parts and labor for twelve months. Products sold through dealers also carry limited warranties that typically last for twelve months and cover only parts or components. We also offer service contracts to our customers that generally last one to five years after the original warranty period. We provide both repair services and routine maintenance services under these arrangements, and also offer repair and maintenance services on a time and materials basis to customers that do not have service contracts. Internationally, we primarily use distributors, sales representatives and third parties to provide maintenance service for our products.

As of October 23, 2010, we employed approximately 655 people as field service engineers, internal technical support personnel and related administrative personnel.

Competition

The healthcare industry, in general, and the markets in which our products compete are highly competitive and characterized by continual change and improvement in technology. A number of companies have developed, or are expected to develop products that compete or will compete with our products. Many of these competitors offer a range of products in areas other than those in which we compete, which may make these competitors more attractive to hospitals, radiology clients, group purchasing organizations, laboratories, physicians and other potential customers. In addition, many of our competitors and potential competitors are larger and have greater financial resources than we do and offer a range of competitive products broader than our product portfolio. Some of the companies with whom we compete have or may have more extensive research, sales, marketing and manufacturing capabilities and significantly greater technical resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Moreover, our products could be rendered obsolete by new industry standards or changing technology. We cannot assure that we will be able to compete successfully with existing or new competitors.

Our mammography and related products and subsystems compete on a worldwide basis with products offered by a number of competitors, including GE, Siemens, Philips, PlanMed, Agfa, Carestream Health, Fuji, IMS Giotto, Sectra and Toshiba. Our full field digital mammography systems compete with products such as GE’s and Siemens’ full field digital mammography systems, as well as Fuji’s Computed Radiography (“CR”) mammography system, a lower-priced alternative to digital mammography. Agfa, Carestream Health, Cedara and Sectra have introduced mammography workstations and are marketing these in competition with our line of radiologist review stations. Other companies are marketing digital mammography systems or technologies in Europe and other international markets, and have or are expected to apply for FDA clearance in the U.S. Recently, the FDA issued a notice that they have down-classified 2D digital mammography systems from Class III to Class II. As a result, it is expected that effective early December 2010, these systems will require a 510(k) submission rather than a PMA, which will make it easier for other mammography vendors to gain approval in the United States. We anticipate that competition in the digital mammography market will intensify as more companies and products enter this market.

While we offer a broad product line of breast imaging and related products, we compete most effectively in the high-end segment of the mammography market. We believe that our continued success will depend upon the continued success of our Selenia and Dimensions full field digital mammography system, as well as our ability to maintain our technology leadership through product enhancements and the development of new products and technologies, such as our Dimensions 3D tomosynthesis product, which is currently sold in Europe and Canada. Our PMA application to market the 3D configuration of this product in the United States is currently under review by the FDA, and on November 22, 2010, we received an approvable letter from the FDA for our Dimensions 3D system. Final approval of our PMA application for our system remains subject to satisfactory review and inspection of our manufacturing facility, methods and controls.

Our Sentinelle Medical MRI breast coils compete primarily with those sold by Invivo, acquired by Philips in 2006, to end users and OEMs, as well as other smaller third party coil designers and the OEMs themselves. We believe that these products compete on the basis of a number of factors including image quality, ease-of-use, product reliability and price.

The primary competitors for our breast biopsy product line are Devicor Medical Products, which acquired the Mammotone product line from Ethicon, a Johnson & Johnson company, and C.R. Bard, which recently acquired SenorRx. In addition, other competitors include CareFushion, Sanarus and Intact Medical. We believe that competition for our breast biopsy product line is based largely on tissue sampling quality, speed of procedure, ease of use, product reliability and price.

Our MammoSite systems face competition from companies also selling accelerated partial breast irradiation products, including C.R. Bard and Cianna Medical, as well as from other technologies, such as treatments using external beam whole breast radiation, which has longer-term data on patient outcomes. Alternative radiation therapy methods, such as intraoperative radiation therapy, are being used by some institutions; however, such alternative methods have not yet achieved widespread commercial use. The breast brachytherapy market has and will continue to experience certain challenges including downward pressure on procedure volumes due to the continuing adverse economic environment and current trends in breast cancer management, as well as competitive pricing pressures and competition from existing and alternative new technologies.

Our ThinPrep liquid-based slide preparation faces direct competition in the United States primarily from Becton, Dickinson and Company, which manufactures liquid-based slide preparation systems and slide imaging systems. We also compete with the conventional Pap smear and other alternative methods for detecting cervical cancer and/or its precursors. Internationally, our ThinPrep product competes with a variety of companies and other “off-market” (non-FDA-approved) tests, since fewer regulatory barriers exist in most international markets as compared to the United States. Our products compete on the basis of a number of factors, including clinical performance, product quality, marketing and sales capabilities, manufacturing efficiency, price and customer service and support.

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

In the molecular diagnostics market, our products compete with many companies in the U.S. and abroad engaged in the development, commercialization and distribution of similar products intended for clinical molecular diagnostic applications. These companies may have or develop products competitive with the products offered by us. Clinical laboratories also may offer testing services that are competitive with our products and may use reagents purchased from us or others to develop their own diagnostic tests. Such laboratory-developed tests may not be subject to the same requirements for clinical trials and FDA submission requirements that may apply to our products.

In the clinical market, we compete with several companies offering alternative technologies to the Invader chemistry including Abbott Laboratories, Siemens, Becton, Dickinson and Company, Qiagen, Roche Diagnostics Corporation, Gen-Probe, Applera Corporation, Applied Biosystems, Celera, Innogenetics, Inc., and Luminex Corporation. Our Cervista HPV HR test, which was approved by the FDA in March 2009, compete with a test marketed by Qiagen, which received FDA approval in 1999. In addition, we understand that Roche Diagnostics has submitted a PMA application for a high risk HPV test. We believe the primary competitive factors of our products are their performance, reliability, cost and ease of use. However, we believe the successful completion of our initiative of automating our laboratory products, including our Cervista HPV tests, will be essential to securing the higher volume laboratories as customers.

Our NovaSure System currently faces direct competition from Johnson & Johnson, Boston Scientific and CooperSurgical, each of which currently markets an FDA-approved “second generation” endometrial ablation device for the treatment of excessive menstrual bleeding. In addition to these devices, there exist alternative treatments to our NovaSure System, such as drug therapy, IUDs, hysterectomy, dilation and curettage and rollerball ablation. Internationally our products compete with drug therapy, as well as other endometrial ablation devices, including Johnson & Johnson’s Thermachoice, Boston Scientific’s HTA, and two other relatively small companies that market products that are not FDA approved. Because drug therapy is an alternative to our NovaSure procedure, NovaSure’s competitors also include many major pharmaceutical companies that manufacture hormonal drugs for women. We believe that the success of our NovaSure product has been primarily based upon its efficacy, ease of use, including limited patient pre-treatment requirements, and patient recovery.

Our Adiana System, fully introduced commercially during our recently completed fiscal year, is the only non-incisional, non-hormonal permanent contraception method available that does not leave metal in the uterus potentially limiting future options for gynecological tests or procedures. Our Adiana product competes directly with Conceptus, Inc.’s Essure product, which is the only other option for hysteroscopic sterilization on the market. As a result of its earlier introduction, the Essure product has an established market position. However, we believe the Adiana System has significant advantages in safety and ease of use, including the fact that the Essure product leaves metal in the patient that could interfere with future intra-uterine procedures such as endometrial ablation. In addition, the Adiana System competes with traditional permanent contraception methods, such as tubal ligation and vasectomy, as well as with other products used for temporary birth control methods, such as diaphragms, condoms, spermicides, birth control pills and IUDs.

GE is the primary competitor in the bone densitometry market, and we have faced competition from Orthoscan in the mini-C arm market. We believe that competition for our products in the skeletal health markets in which we participate is based upon product versatility and features, price, precision, speed of measurement, reputation, product reliability, and quality of service.

Manufacturing

We have historically purchased many of the components and raw materials used in our products from numerous suppliers worldwide. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials used in the manufacture of our products are available only from one supplier. We have worked closely with our suppliers to develop contingency plans to assure continuity of supply while maintaining high quality and reliability, and in some cases, we have established long-term supply contracts with our suppliers. In certain instances, we have developed in-house capability to offset potential shortages caused by sole source suppliers. Due to the high standards and FDA requirements applicable to the manufacturing of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. In the event that we are unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations.

We manufacture our direct radiography detectors at our manufacturing facilities in Newark, Delaware and Warstein, Germany. We manufacture substantially all of our mammography and certain of our breast biopsy systems at our manufacturing facilities in Danbury, Connecticut. We manufacture our CAD line of products, the SecurView Work Stations, our osteoporosis assessment and our mini C-arm imaging systems at our headquarters in Bedford, Massachusetts. We continue to develop our software for our CAD products at our Santa Clara, California facility. The MammoPad breast cushion is manufactured by third parties and drop-shipped from our suppliers directly to our customers. Our breast biopsy disposable products are manufactured in Indianapolis, Indiana. Our ATEC control consoles for breast biopsy are manufactured by a third party, with quality control performed by our employees. Our Sentinelle Medical MRI breast coils are manufactured at our Toronto, Canada location.

Our ThinPrep Processors and ThinPrep Imaging Systems are assembled at our facility in Marlborough, Massachusetts. Our ThinPrep PreservCyt vials are filled at our facility in Londonderry, New Hampshire. Our ThinPrep System filters are manufactured at both our Marlborough and Londonderry facilities. The manufacture of our NovaSure disposable devices occurs at our facility in Alajuela, Costa Rica. The production of the RF Controller component of our NovaSure System takes place at our Marlborough facility. We contract with several third-parties to manufacture certain components of our MammoSite System, and we complete the manufacturing process at our Costa Rica and/or Marlborough locations, depending on the configuration. We manufacture our Adiana System at our manufacturing facility in Costa Rica, although the Adiana RF Controller, SureSound and the Tower-Free Hysteroscopy System (“THS”) are supplied through third-parties.

We manufacture our molecular diagnostics products at our facility in Madison, Wisconsin and source certain components from various contract manufacturers.

As noted above, we manufacture our products at a number of different facilities located throughout the world. An interruption in manufacturing capabilities at any of these facilities, as a result of equipment failure or other reasons, could reduce, delay or prevent the production of our products. Our manufacturing facilities are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods or weather conditions. Our manufacturing facilities may experience plant shutdowns, strikes or other labor disruptions, or periods of reduced production as a result of equipment failures, loss of power, gray outs, delays in deliveries or extensive damage to any of our facilities, which could harm our business and prospects. Because some of our manufacturing operations are located in Germany and Costa Rica, those manufacturing operations are also subject to additional challenges and risks associated with international operations described below.

Backlog

Our backlog as of November 7, 2010 totaled $274.4 million. Backlog consists of customer orders for which a delivery schedule within the next twelve months has been specified. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.

Research and Development

The markets in which we participate are characterized by rapid technological change, frequent product introductions and evolving customer requirements. Investment in research and development is critical to driving our future growth. Our research and development efforts are focused on the further development and improvement of our existing products, the design and development of innovative medical diagnostic and interventional devices, therapeutic applications, and regulatory compliance. During fiscal 2010, our development projects included the ongoing development, clinical trials and other support for the FDA clearance or approval process for our 3D Dimensions product, as well as the development of improvements to next generation laboratory automation and GYN surgical products. We anticipate continuing research and development to support these ongoing efforts.

In addition to product development, our research and development personnel play an active role in the review of product specifications, clinical protocols and FDA submissions, as well as ensuring that certain of our products conform to European health, safety and environmental requirements (“CE” marking). Our research and development expenses were $104.3 million, $102.5 million and $88.2 million in fiscal 2010, 2009 and 2008, respectively. These expenses do not include acquired in-process research and development expenses of $2.0 million and $565.2 million in fiscal 2010 and 2008, respectively.

Patents and Proprietary Rights

We rely primarily on a combination of trade secrets, patents, copyrights and confidentiality procedures to protect our technology. Due to the rapid technological changes that characterize the markets we operate in, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, we have obtained patents and will continue to make efforts to obtain patents, when available, in connection with our product development program.

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

Regulation

The manufacture, sale, lease and service of medical diagnostic and surgical devices intended for commercial use are subject to extensive governmental regulation by the FDA in the United States and by a variety of regulatory agencies in other countries. Under the Federal Food, Drug and Cosmetic Act, known as the FD&C Act, manufacturers of medical products and devices must comply with certain regulations governing the design, testing, manufacturing, packaging, servicing and marketing of medical products. Some of our products are also subject to the Radiation Control for Health and Safety Act, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing and product labeling requirements for devices that emit radiation, such as x-rays.

The FDA generally must clear the commercial sale of new medical devices. Commercial sales of our medical devices within the United States must be preceded by either a pre-market notification filing pursuant to Section 510(k) of the FD&C Act or the granting of a PMA. A 510(k) pre-market notification filing must contain information establishing that the device to be sold is substantially equivalent to a device commercially distributed prior to May 28, 1976.

The PMA procedure involves a complex and lengthy testing and review process by the FDA and may require several years to obtain. We may need to first obtain an investigational device exemption, known as an IDE, in order to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. The FDA will grant a PMA only if after evaluating clinical data it finds that the safety and effectiveness of the product has been sufficiently demonstrated. This approval may restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time. In the United States, our Dimensions product has been approved by the FDA for providing conventional 2D images, and we have submitted a PMA application for the 3D configuration. Our Dimensions 3D system was reviewed by the Radiological Devices Panel of the FDA on September 24, 2010 as part of our PMA application. In connection with that review, the panel unanimously voted that the PMA application demonstrated both the effectiveness and safety of the Dimensions 3D system for both screening and diagnostic mammography. On November 22, 2010, we received an approvable letter from the FDA for our Dimensions 3D system. Final approval of our PMA application for our system remains subject to satisfactory review and inspection of our manufacturing facility, methods and controls. Even with the approvable letter, we cannot assure that the FDA will approve our system for either use on a timely basis, if at all. In addition, even if approved, the FDA could impose conditions to such approval that would significantly limit the use or commercialization of the system.

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

Recently, the FDA issued a notice that they have down-classified 2D digital mammography systems from Class III to Class II. As a result, it is expected that effective early December 2010, these systems will require a 510(k) submission rather than a PMA, which will make it easier for other mammography vendors to gain approval in the United States.

Our manufacturing processes and facilities are subject to continuing review by the FDA and foreign governments or their representatives. Adverse findings could result in various actions against us, including withdrawal of approvals and product recall.

The laboratories that purchase our ThinPrep System, ThinPrep Imaging System, Rapid Fetal Fibronectin Test and Cervista HPV tests are subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), which requires laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We believe that the ThinPrep System (including the ThinPrep Imaging System), Rapid Fetal Fibronectin Test and Cervista HPV tests operate in a manner that will allow laboratories purchasing these products to comply with CLIA requirements. However, we cannot assure that adverse interpretations of current CLIA regulations or future changes in CLIA regulations would not have an adverse effect on sales of the ThinPrep System, ThinPrep Imaging System, the Rapid Fetal Fibronectin Test, and the Cervista HPV tests.

The majority of the current clinical diagnostic products we acquired as part of the Third Wave acquisition were sold as Analyte Specific Reagents, known as ASRs. The FDA restricts the sale of these products to clinical laboratories certified under CLIA to perform high complexity testing and also restricts the types of products that can be sold as ASRs. In 2006, followed by additional clarification in 2007, the FDA issued guidance concerning acceptable examples of reagents that meet the threshold of the ASR regulations. In this guidance, the FDA outlined examples of products and marketing practices that go beyond the scope of the ASR regulations making the reagent part of a test system potentially subject to premarket review. These examples include combining, or promoting for use, a single ASR with another product such as other ASRs, general purpose reagents, controls, laboratory equipment, software, etc., or promoting an ASR with specific analytical or performance claims, instructions for use in a particular test, or instructions for validation of a specific test using the ASR. As a result of this guidance we took appropriate steps to discontinue certain Third Wave products that were previously sold as ASRs. We received investigational device exemptions for the remaining products allowing us the ability to continue commercialization while we obtain FDA clearance through the 510(k) process.

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

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including federal and state anti-kickback laws, as well as the U.S. Foreign Corrupt Practices Act (“FCPA”). Anti-kickback laws make it illegal for an entity to solicit, offer, receive, or pay remuneration or anything of value in exchange for, or to induce, the referral of business or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease or order of any item or service paid for by Medicare, Medicaid or certain other federal and state healthcare programs. The statute has been broadly interpreted to cover a wide array of practices. Some states have passed similar laws and also regulate the interactions with Health Care Providers (“HCP”) as well as the requirement to disclose payments to HCPs. The federal government has published regulations that identify “safe harbors,” which if applicable will assure that certain arrangements will not be found to violate the federal anti-kickback statutes. Similarly, our international operations are subject to the provisions of the FCPA, which prohibits U.S. companies and their representatives from offering, promising, authorizing, or making payments to foreign officials for the purpose of influencing any act or decision of such official in his or her official capacity, inducing the official to do any act in violation of his or her lawful duty, or to secure any improper advantage in obtaining or retaining business. In many countries, the healthcare professionals we regularly interact with may meet the definition of a foreign official for purposes of the FCPA. While we make every effort to comply with applicable law and regulations, it is possible that our practices might be challenged under federal or state anti-kickback, FCPA or similar laws due to the breadth of the statutory provisions and the absence of extensive guidance regarding compliance. Violations of these laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). If the government were to raise questions about our behavior or find that we have violated these laws, there could be a material adverse effect on our business. Our activities could be subject to challenge for the reasons discussed above, due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

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

In November 2010, CMS announced 2011 reimbursement rates for physician, hospital and ambulatory surgical center payments. For 2011, as part of US healthcare reform legislation, which was passed on March 23, 2010, reimbursement for bone density screening was adjusted to 70% of the 2006 rates for 2010 and 2011. This resulted in an approximate increase of 60% of the rates published in the 2010 CMS Physician Fee Schedule. However, unless future legislation is adopted, the reimbursement for bone density screening will revert in 2012 to the then CMS Physician Fee Schedule, which could result in a substantial reduction in reimbursement for such screening. The CMS reductions that would affect the reimbursement for the use of our products also include a general reduction of 24% in the Sustainable Growth Rate (“SGR”) factor. This factor is used by CMS in a formula to determine doctor reimbursements. Congress has, from time to time, overridden some or all of the proposed reductions in reimbursement. However, we cannot assure that Congress will override any part of the recent proposed reductions. Significant reductions in reimbursement rates proposed or implemented for the use of any our products has had and may continue to have a material adverse affect on the sales of those products.

Political, economic and regulatory influences, including those envisioned by the recent adoption, in March 2010, of U.S. healthcare reform may subject the healthcare industry to fundamental changes. We anticipate that the federal government and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. Healthcare reform proposals and medical cost containment measures in the United States and in many foreign countries could, among other things, limit the use of our products and treatments and further reduce reimbursement available for such use. These reforms or cost containment measures, including the uncertainty in the medical community regarding their nature and effect, could have an adverse effect on our customers’ purchasing decisions regarding our products and treatments and could harm our business, result of operations, financial condition and prospects.

Employees

As of October 23, 2010, we had approximately 4,220 full-time employees, including 1,606 in manufacturing operations, 500 in research and development, 1,692 in marketing, sales and support services, and 422 in finance and administration. The non-management employees of our AEG subsidiary are represented by a union. AEG’s approximate 205 non-management German employees were subject to collective bargaining agreements negotiated on a national and regional basis between Unternehmens-Verband Südöstliches Westfalen e.V., the Employers Association of North Rhine-Westphalia, and the German Metal Workers Union, IndustrieGewerkschaft Metall. In addition, AEG’s German employees are represented by a works council, a Betriebsrat, with respect to various shop agreements for social matters and working conditions. We believe that our relationship with our employees is good. Except as described herein, none of our other employees are represented by a union.

Seasonality

Worldwide sales, including U.S. sales, do not reflect any significant degree of seasonality; however, customer purchases of our GYN Surgical products have been historically less in the second fiscal quarter of the year as compared to other quarters. In addition, the summer months, which is during our fiscal fourth quarter, typically have had lower order rates for most of our products.

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

Risks Related to our Business

The continuing worldwide macroeconomic uncertainty may adversely affect our business and prospects.

Market acceptance of our medical products in the United States and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient demand for our products and procedures and the reimbursement of patient’s medical expenses by government healthcare programs and third-party payors. The continuing uncertainty surrounding world financial markets and continuing weak worldwide macroeconomic conditions have caused and may continue to cause the purchasers of medical equipment to decrease their medical equipment purchasing and procurement activities. Additionally, constrictions in world credit markets have caused and may continue to cause our customers to experience increased difficulty securing the financing necessary to purchase our products. Economic uncertainty has and may result in cost-conscious consumers making fewer elective trips to their physicians and specialists, which in turn would adversely affect demand for our products and procedures. Furthermore, governments and other third party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect sales of our products. If the current adverse macroeconomic conditions continue, our business and prospects may be adversely affected.

Sales and market acceptance of our products is dependent upon the coverage and reimbursement decisions made by third party payors. The failure of third party payors to provide appropriate levels of coverage and reimbursement for the use of our products and treatments facilitated by our products could harm our business and prospects.

Sales and market acceptance of our medical products and the treatments facilitated by our products in the United States and other countries is dependent upon the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. Market acceptance of our products and treatments has and will continue to depend upon our customers’ ability to obtain an appropriate level of coverage for, and reimbursement from third-party payors for, these products and treatments. In the U.S., the Centers for Medicare & Medicaid Services, known as CMS, establish coverage and reimbursement policies for healthcare providers treating Medicare and Medicaid beneficiaries. Under current CMS policies, varying reimbursement levels have been established for our products and treatments. Coverage policies for Medicare patients may vary by regional Medicare carriers in the absence of a National Coverage Decision and reimbursement rates for treatments may vary based on the geographic price index. Coverage and reimbursement policies and rates applicable to patients with private insurance are dependent upon individual private payor decisions which may not follow the policies and rates established by CMS. The use of our products and treatments outside the United States is similarly affected by coverage and reimbursement policies adopted by foreign governments and private insurance carriers.

On November 2, 2010, CMS announced 2011 reimbursement rates for physician, hospital and ambulatory surgical center payments. The CMS announcement included many reimbursement reductions, including a general reduction of 24% in the Sustainable Growth Rate (“SGR”) factor impacting physician services reimbursement. This factor is used by CMS in a formula to determine physician reimbursement rates. Significant reductions in reimbursement rates proposed or implemented for the use of any of our products, and uncertainties relating to such reimbursement rates, have had and may continue to have a material adverse affect on the sales of those products.

The adoption of healthcare reform in the United States and the uncertainty surrounding the implementation of these reforms could harm our business and prospects.

In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, trends toward managed care, cuts in Medicare, consolidation of healthcare distribution companies and collective purchasing arrangements by office-based healthcare practitioners. The effect of the implementation of the new U.S. health care reform law adopted in March 2010 on our business is uncertain. Among other things, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of certain medical devices beginning in 2013. We expect that this excise tax will apply to our products. U.S. net product sales represented 79% and 80% of our worldwide net product sales in fiscal 2010 and 2009, respectively. Various healthcare reform proposals have also emerged at the state level. The new law and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. In addition, the excise tax will increase our costs of doing business. The impact of this law and these proposals could have a material adverse effect on our business, results of operations and/or financial condition. Public debate of these issues will likely continue in the future. Healthcare reform proposals and medical cost containment measures in the United States and in many foreign countries could:

•	limit the use of our products and treatments;

•	reduce reimbursement available for such use;

•	further tax the sale or use of our products; or

•	adversely affect the use of new therapies for which our products may be targeted.

These reforms, cost containment measures and new taxes, including the uncertainty in the medical community regarding their nature and effect, could have an adverse effect on our customers’ purchasing decisions regarding our products and treatments and could harm our business, result of operations, financial condition and prospects.

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

•

changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products and treatments to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products or treatments, or otherwise adversely affect the market for our products and treatments; and

•	new laws, regulations and judicial decisions affecting pricing or marketing practices.

We anticipate that the government will continue to scrutinize our industry closely and that additional regulation by governmental authorities may increase compliance costs, exposure to litigation and other adverse effects to our operations.

Guidelines, recommendations and studies published by various organizations can reduce the use of our products.

Professional societies, government agencies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities from time to time. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, cost-effectiveness, and use of related therapies. Organizations like these have in the past made recommendations about our products and those of our competitors. Recommendations, guidelines or studies that are followed by patients and healthcare providers could result in decreased use of our products. For example, during calendar 2009, the American College of Obstetricians and Gynecologists changed their recommendations for pap smear screening, and the United States Preventive Services Task Force changed their recommendations for mammography screening. These new recommendations, if implemented, could significantly reduce the amount of screening using our ThinPrep, mammography and related products and adversely affect the sale of those products. Moreover, the perception by the investment community or stockholders that recommendations, guidelines or studies will result in decreased use of our products could adversely affect prevailing market price for our common stock.

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

We are expending significant resources on our continuing research and development programs which are designed to develop new products and treatments and to enhance and improve our existing products and treatments. The successful development of our products and product enhancements is subject to numerous risks, both known and unknown, including:

•	unanticipated delays in development, clinical trials or the FDA’s approval or clearance process;

•	access to capital;

•	budget overruns;

•	third party intellectual property;

•	technical problems; and

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

Our products and treatments are subject to a high level of regulatory oversight. Our delay or inability to obtain any necessary United States or foreign regulatory clearances or approvals for our newly developed products or product enhancements, such as our Dimensions digital mammography tomosynthesis product, could harm our business and prospects. The process of obtaining clearances and approvals can be costly and time-consuming. We had previously encountered delays in the FDA approval process relating to the 3D configuration of our Dimensions digital mammography tomosynthesis product and conducted additional clinical trials in support of our application to for a PMA for that product. On September 24, 2010, the Radiological Devices Panel of the FDA unanimously voted that the PMA application demonstrated both the effectiveness and safety of the Dimensions 3D system for both screening and diagnostic mammography. On November 22, 2010, we received an approvable letter from the FDA for our Dimensions 3D system. Final approval of our PMA application for our system remains subject to satisfactory review and inspection of our manufacturing facility, methods and controls. Even with this approvable letter, we cannot assure that we will be able to obtain FDA approval to market the product, or the scope of any such approval, if and when obtained. Additionally, there is a risk that any approvals or clearances, once obtained, may be withdrawn or modified.

Medical devices cannot be marketed in the United States without clearance or approval by the FDA. Any modifications to a device that has received a pre-market approval that affect its safety or effectiveness require a pre-market approval supplement or possibly a separate pre-market approval, either of which is likely to be time-

consuming, expensive and uncertain to obtain. If the FDA requires us to seek one or more pre-market approval supplements or new pre-market approvals for any modification to a previously approved device, we may be required to cease marketing or to recall the modified device until we obtain approval, and we may be subject to significant criminal and/or civic sanctions, including but not limited to, regulatory fines or penalties.

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

If we are unable to successfully commercialize and create a significant market for our products and treatments, such as those noted above, as well as our Dimensions digital mammography tomosynthesis product, due to, among other things, the lack of reimbursement codes or disadvantageous reimbursement levels for such products or treatments, our sales growth, business and prospects could be harmed.

Our business may be harmed by recently completed acquisitions or acquisitions we may complete in the future.

We have acquired a number of businesses, technologies, product lines and products, and may make additional acquisitions in the future. The long-term success of our recently completed acquisitions and any additional acquisitions we may complete in the future will depend upon our ability to realize the anticipated benefits from combining the acquired businesses with our business. We may fail to realize anticipated benefits for a number of reasons, including the following:

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

If we are successful in pursuing future acquisitions, we may be required to expend significant funds, incur additional debt or issue additional securities, which may negatively affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline, and we may be more vulnerable to economic downturns and competitive pressures. We cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions that we complete.

It may be difficult for us to implement our strategies for improving growth.

Some of the markets in which we compete have been flat or declining over the past several years. To address this issue, we are pursuing a number of strategies to improve our growth, including:

•	expanding our product offerings;

•	allocating research and development funding to products with higher growth prospects;

•	developing new applications for our technologies;

•	strengthening our presence in selected geographic markets;

•	acquiring technologies and businesses that complement or augment our existing products and services;

•	implementing targeted customer initiatives; and

•	supporting cross-selling opportunities of products and services to take advantage of our breadth in product offerings.

We may not be able to successfully implement these strategies, and these strategies may not result in the growth of our business.

Our inability to successfully identify and complete acquisitions or successfully integrate any new or previous acquisitions could have a material adverse effect on our business.

Our business strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory, including antitrust, approvals. We may not be able to identify and successfully complete transactions. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired company. Further, we may not be able to integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business. In addition, acquisitions in foreign countries may be more difficult to complete, integrate and operate and could adversely affect our business.

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

We have relied primarily on a combination of trade secrets, patents, and copyrights to protect our products and technology. Despite these precautions, unauthorized third parties may infringe our intellectual property, copy or reverse engineer portions of our technology. We do not know if current or future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated. In addition, we have obtained or applied for corresponding patents and patent applications in several foreign countries for some of our patents and patent applications. There is a risk that these patent applications will not be granted or that the patent or patent application will not provide significant protection for our products and technology. The rights provided by a patent are finite in time. Over the coming years, certain patents relating to current products will expire in the U.S. and abroad thus allowing third parties to utilize certain of our technologies. Our competitors may independently develop similar technology that our patents do not cover. In addition, because patent applications in the United States are not generally publicly disclosed until eighteen months after the application is filed, applications may have been filed by third parties that relate to our technology. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as intellectual property laws in the U.S. Even if we believed our proprietary information is protected by patents or otherwise, the initiation of actions to protect our proprietary information could be costly and divert the efforts and attention of our management and technical personnel, and the outcome of such litigation is often uncertain. As a result of these uncertainties, we could also elect to forego such litigation or settle such litigation without fully enforcing our proprietary rights. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology.

Our business could be harmed if we infringe upon the intellectual property rights of others.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device and related industries. We have been involved in patent litigation, and may in the future be subject to claims of infringement of intellectual property rights possessed by third parties. For further information concerning such ongoing litigation, please refer to Item 3. Legal Proceedings.

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

Our international operations and foreign acquisitions expose us to additional operational challenges that we might not otherwise face.

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

We maintain sales and service offices outside the United States, have manufacturing facilities in Germany, Costa Rica and Canada, and conduct business worldwide. The expenses of our international offices are denominated in local currencies, except at our Costa Rica subsidiary, where the majority of business is conducted in U.S. dollars. Our foreign sales may be denominated in local currencies, the Euro or U.S. dollar. Historically, a majority of our sales of capital equipment to international dealers have been denominated in U.S. dollars; however in the second half of fiscal 2010 we began to invoice more of our European sales in the Euro.

Fluctuations in foreign currency exchange rates could affect our revenues, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss if we hold deposits of that currency. In the last few years we have not hedged foreign currency exposures, but we may in the future hedge foreign currency denominated sales. There is a risk that any hedging activities will not be successful in mitigating our foreign exchange risk exposure and may adversely impact our financial condition and results of operations.

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

A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Some of our competitors are large companies that may enjoy significant competitive advantages over us, including:

•	significantly greater name recognition;

•	established, or larger, distribution networks;

•	additional product lines, and the ability to offer rebates or bundle products to offer discounts or incentives to gain a competitive advantage;

•	more extensive research, development, sales, marketing, manufacturing and financial capabilities; and

•	greater financial resources allowing them to continue to improve their technology in order to compete in an evolving industry.

The markets in which we sell our products are intensely competitive, subject to rapid technological change and may be significantly affected by new product introductions and other market activities of industry participants. Other companies may develop products that are superior to or less expensive, or both, than our products. Improvements in existing competitive products or the introductions of new competitive products may reduce our ability to compete for sales, particularly if those competitive products demonstrate better safety or effectiveness, clinical results, ease of use or lower costs.

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

Our results of operations are subject to significant quarterly variation.

Our results of operations have been and may continue to be subject to significant quarterly variation. Our results for a particular quarter may also vary due to a number of factors, including:

•	the overall state of healthcare and cost containment efforts;

•	the timing and level of reimbursement for our products domestically and internationally;

•	the development status and demand for our products;

•	the development status and demand for therapies to treat the health concerns addressed by our products and treatments;

•	economic conditions in our markets;

•	foreign exchange rates;

•	the timing of orders;

•	the timing of expenditures in anticipation of future sales;

•	the mix of products we sell and markets we serve;

•	regulatory approval of products;

•	the introduction of new products and product enhancements by us or our competitors;

•	pricing and other competitive conditions;

•	unanticipated expenses;

•	complex revenue recognition rules pursuant to U.S. generally accepted accounting principles (U.S. GAAP);

•	asset impairments; and

•	seasonality of sales of certain of our products.

Customers may also cancel or reschedule shipments. Production difficulties could also delay shipments. Any of these factors also could harm our business and prospects.

Recent changes to reclassify full-field digital mammography to permit 510(k) clearance could increase competition for our digital mammography products.

Recently, the FDA issued a notice that they have down-classified 2D digital mammography systems from Class III to Class II. As a result, it is expected that effective early December 2010, these systems will require a 510(k) submission rather than a PMA, which will make it easier for other mammography vendors to gain approval in the United States. We anticipate that competition in the digital mammography market will intensify as more companies and products enter this market.

Some of our activities may subject us to risks under federal and state laws prohibiting “kickbacks” and false or fraudulent claims.

We are subject to the provisions of a federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, which prohibit payments intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. While the federal law applies only to referrals, products or services for which payment may be made by a federal healthcare program, state laws often apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements, including sales programs, with hospitals, physicians, laboratories and other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties (including fines) for noncompliance that can be substantial. Similarly, our international operations are subject to the provisions of the FCPA, which prohibits U.S. companies and their representatives from offering, promising, authorizing, or making payments to foreign officials for the purpose of influencing any act or decision of such official in his or her official capacity, inducing the official to do any act in violation of his or her lawful duty, or to secure any improper advantage in obtaining or retaining business. In many countries, the healthcare professionals we regularly interact with may meet the definition of a foreign official for purposes of the FCPA. While we continually strive to comply with these complex requirements, interpretations of the applicability of these laws to marketing practices is ever evolving and even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could harm our business and prospects. Moreover, our failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, and the imposition of civil or criminal sanctions.

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

An adverse change in the projected cash flows from our business units or the business climate in which they operate, including the continuation of the current financial and economic downturn, could require us to incur an impairment charge which could have an adverse impact on our operating results.

At least annually we review the carrying value of our goodwill, and for other long-lived assets when indicators of impairment are present, to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment of the value of these assets. Conditions that could indicate impairment and necessitate an evaluation of these assets include, but are not limited to, a significant adverse change in the business climate or the legal or regulatory environment within which we operate. In addition, the deterioration of a company’s market capitalization significantly below its net book value is an indicator of impairment. We assess goodwill for impairment at the reporting unit level and in evaluating the potential impairment of goodwill, we make assumptions regarding the amount and timing of future cash flows, terminal value growth rates and appropriate discount rates.

During the fourth quarter of fiscal 2010 in connection with our annual budgeting process and future revenue forecasting, we determined that indicators of impairment existed in our MammoSite reporting unit as the breastbrachy therapy market has and will continue to experience certain challenges, including the impact of the continued adverse economic environment negatively impacting procedure volume as well as current trends in breast cancer management, competitive pricing pressures and competition from existing and alternative new technologies. This updated market view resulted in us lowering our long-term financial projections. As a result, we performed the first step in the long-lived assets impairment test and compared MammoSite’s forecasted undiscounted cash flows to the carrying value of its net assets, and these cash flows were insufficient to recover MammoSite’s carrying value. Therefore, we determined the fair value of MammoSite’s long-lived assets, which are primarily intangible assets, using a discounted cash flow technique, considering market participant assumptions, and recorded an impairment charge of $143.5 million to write these intangible assets down to their fair value. In addition, under the annual goodwill impairment test, we recorded a goodwill impairment charge of $76.7 million. For further information of these charges, refer to Note 2 to our consolidated financial statements contained in Item 15 of this Annual Report.

During the fourth quarter of fiscal 2010, we performed our annual impairment test of goodwill for our other reporting units, and no additional impairment charges were required. In connection with this review, we identified one reporting unit with a material amount of goodwill that is of higher risk of potential failure of the first step of the impairment test in future reporting periods. Although we use reasonable methodologies for developing assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. It is possible that the continuation of the current global financial and economic uncertainty could negatively affect our anticipated future cash flows, or the discount rates used to value the cash flows for each reporting unit, to such an extent that we could be required to perform an interim impairment test in fiscal 2011. Such a requirement could result in a material impairment charge that would have an adverse impact on our operating results.

During fiscal 2009, driven by a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of our market capitalization significantly below the book value of our net assets, we performed an interim goodwill impairment test and recorded an aggregate goodwill impairment charge of $2.34 billion in the second quarter of fiscal 2009. This impairment charge was comprised of $1.17 billion for GYN Surgical, $908.3 million for Diagnostics, and $265.9 million for Breast Health. For further information of these charges, please refer to Note 2 to our consolidated financial statements contained in Item 15 of this Annual Report.

Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.

We are subject to income taxes in both the United States and various foreign jurisdictions. We take certain income tax positions on our tax returns that we provide additional taxes for if it is more likely than not they will not withstand challenge by tax authorities. We are subject to ongoing tax audits in various jurisdictions, including the United States, and tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly evaluate the likely outcomes of these audits in order to determine the appropriateness of our tax provision and tax reserves. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could have a material impact on our net income of financial condition. In addition, our effective tax rate may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of our profitability from country to country and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business and results of operations.

Changes in tax laws or tax rulings could materially impact our effective tax rate. There are several proposals to reform U.S. tax rules being considered by U.S. law makers, including proposals that may reduce or eliminate the deferral of U.S. income tax on our unrepatriated earnings, potentially requiring those earnings to be taxed at the U.S. federal income tax rate, reduce or eliminate our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the U.S. Our future reported financial results may be adversely affected by tax rule changes which restrict or eliminate our ability to claim foreign tax credits or deduct expenses attributable to foreign earnings, or otherwise affect the treatment of our unrepatriated earnings.

Risks Related to our Indebtedness

We have incurred significant indebtedness that limits our operating flexibility, and could adversely affect our operations and financial results and prevent us from fulfilling our obligations.

On December 10, 2007, we issued $1.725 billion of 2.00% convertible notes due 2037, which are unsecured and subordinated to our secured indebtedness. On November 18, 2010, we entered into separate, privately-negotiated exchange agreements under which we retired $450.0 million in aggregate principal of our Original Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037. Following these transactions, $1.275 billion in principal amount of the Original Notes remain outstanding. Our level of indebtedness may:

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

If there were an event of default under our convertible notes or a change of control, the holders of the notes may be permitted to cause all amounts outstanding with respect to that debt to be due and payable immediately and may be cross-defaulted to other debt. Our assets or cash flow may not be sufficient to fully repay borrowings under our convertible notes if accelerated upon an event of default, and there is no guarantee that we would be able to repay, refinance or restructure the payments on that debt.

We may not be able to generate sufficient cash flow to service all of our obligations.

Our ability to make payments on our convertible notes or any other of our obligations and to fund planned capital expenditures, strategic transactions and expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not be able to generate sufficient cash flow from operations, and we cannot assure that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as such indebtedness matures and to fund our other liquidity needs. If this is the case, we will need to refinance all or a portion of our indebtedness on or before maturity, and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may need to implement one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These financing strategies may not be affected on satisfactory terms, if at all. Our ability to refinance our indebtedness or obtain additional financing, or to do so on commercially reasonable terms, will depend on, among other things, our financial condition at the time, restrictions in agreements governing our indebtedness, and other factors, including the condition of the financial markets and the markets in which we compete.

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

•	published studies and reports relating to the comparative efficacy of products and markets in which we participate;

•	quarterly fluctuations in our actual or anticipated operating results and order levels;

•	general conditions in the worldwide economy;

•	announcements of technological innovations;

•	new products or product enhancements by us or our competitors;

•	developments in patents or other intellectual property rights and litigation;

•	developments in relationships with our customers and suppliers; and

•	the implementation of recently adopted healthcare reform legislation and the adoption of additional reform legislation in the future.

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

Principal Properties Owned:	Primary Use	Floor Space
Newark, DE(a)	DirectRay digital detector research and development and plate manufacturing operations	164,000 sq. ft.
Warstein, Germany	AEG’s manufacturing operations, research and development and administrative functions	201,000 sq. ft.
Londonderry, NH	Manufacturing operations	2.7 acres of land and 47,000 sq. ft.

Principal Properties Leased:	Primary Use	Floor Space	Lease Expiration (fiscal year)	Renewals
Bedford, MA	Headquarters, including research and development, administrative and manufacturing operations	207,000 sq. ft.	2022	4, five-yr. periods
Danbury, CT	Lorad manufacturing facility	62,000 sq. ft.	2022	4, five-yr. periods
Marlborough, MA	Administrative, research and development, manufacturing and distribution operations	216,000 sq. ft.	2019	2, five-yr. periods
Marlborough, MA	Manufacturing operations	146,000 sq. ft.	2019	2, five-yr. periods
Danbury, CT	Manufacturing operations and research and development	60,000 sq. ft.	2013	2, five-yr. periods
Alajuela,Costa Rica	Manufacturing facility	164,000 sq. ft.	2018	2, five-yr. periods
Madison, WI	Manufacturing operations and research and development	62,000 sq. ft.	2014	None

(a)	We currently occupy approximately 59,000 square feet of this building, which houses our plate manufacturing facility, including both a Class 1 and a Class 2 clean room. We lease approximately 105,000 square feet of the facility to Siemens under a lease which expires in April 2015.

We lease other facilities utilized for office space and manufacturing and distribution operations across the United States, Europe, Canada and Hong Kong. We also lease several sales and service offices throughout the world.

Item 3.	Legal Proceedings

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception System would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana System. The complaint seeks preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana System based on alleged infringement of certain claims of three of the five patents. A hearing on Conceptus’ preliminary injunction motion was held on November 4, 2009, and on November 6, 2009, the judge issued an order denying the motion. On January 19, 2010, upon stipulation of the parties, the Court dismissed all claims relating to three of the five asserted patents with prejudice. A Markman hearing on claim construction took place on March 10, 2010 and a ruling was issued on March 24, 2010. On April 12, 2010, in response to Hologic’s counterclaims of unfair competition filed in October of 2009, the Court granted Conceptus leave to amend its counterclaims adding charges of unfair competition. On June 23, 2010, upon stipulation of the parties, the Court dismissed the asserted claims of an additional patent leaving three claims of U.S. patent 7,506,650 being asserted against the Company in the case. On August 10, 2010, the parties entered into a settlement agreement dismissing all unfair competition claims against each other. Both parties have filed motions for summary judgment and a hearing on these motions is scheduled for December 9, 2010. A trial date has been scheduled for February 28, 2011 for the remaining patent claim. Based on available information regarding this litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

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

Fiscal Year Ended September 25, 2010	High	Low
First Quarter	$16.96	$13.26
Second Quarter	19.72	14.46
Third Quarter	18.85	13.85
Fourth Quarter	16.93	13.22

Fiscal Year Ended September 26, 2009	High	Low
First Quarter	$19.95	$10.54
Second Quarter	14.52	9.31
Third Quarter	15.91	11.36
Fourth Quarter	17.83	12.52

Number of Holders. As of November 17, 2010, there were approximately 1,548 holders of record of our common stock, including multiple beneficial holders at depositaries, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.

Dividend Policy. We have never declared or paid cash dividends on our capital stock, and we have no plans to do so. Our current policy is to retain all of our earnings to finance future growth.

Recent Sales of Unregistered Securities. We did not sell unregistered securities during the fourth quarter of fiscal 2010.

Issuer’s Purchases of Equity Securities. For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The following table sets forth information about repurchases of our common stock to cover employee income tax withholding obligations in connection with the vesting of restricted stock units under our equity incentive plans for the three months ended September 25, 2010 (shares in thousands):

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Program
June 27, 2010—July 24, 2010	—	—	—
July 25, 2010—August 21, 2010	63	$14.14	—
August 22, 2010—September 25, 2010	47	14.80	—

Total	110	$14.42	—

Stock Performance Graph

The following graph compares cumulative total shareholder return on our common stock since September 24, 2005 with the cumulative total return of the Russell 1000 Index and the Standard & Poor’s Health Care Supplies Index. This graph assumes the investment of $100 on September 24, 2005 in our common stock, the Russell 1000 Index and the S&P Health Care Supplies Index. Measurement points are the last trading day of each respective fiscal year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hologic, Inc., the Russell 1000 Index

and the S&P Health Care Supplies Index

*	$100 invested on 9/24/05 in stock or index, including reinvestment of dividends.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, beginning on page F-1. In the fourth quarter of fiscal 2010, we acquired Sentinelle Medical Inc. (“Sentinelle Medical”). In the first and fourth quarters of fiscal 2008, we acquired Cytyc Corporation (“Cytyc”) and Third Wave Technologies, Inc. (“Third Wave”), respectively. In the fourth quarter of fiscal 2007, we acquired BioLucent, Inc. (“BioLucent”). In fiscal 2006, we acquired AEG Elektrofotografie (“AEG”), R2 Technology, Inc. (“R2”) and Suros Surgical, Inc. (“Suros”), and we also acquired the intellectual property relating to Fischer Imaging Corporation’s mammography business. Results of operations for each of these businesses are included in our consolidated financial statements from the date of acquisition.

	Fiscal Years Ended
	September 25, 2010 (4)	September 26, 2009 (3)	September 27, 2008 (2)	September 29, 2007	September 30, 2006 (1)
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Total revenues	$1,679,552	$1,637,134	$1,674,499	$738,368	$462,680
Total costs and expenses	$1,609,615	$3,653,808	$1,872,041	$590,616	$412,341
Net (loss) income	$(62,813)	$(2,216,642)	$(415,588)	$94,578	$27,423
Basic net (loss) income per common share	$(0.24)	$(8.64)	$(1.69)	$0.88	$0.29
Diluted net (loss) income per common share	$(0.24)	$(8.64)	$(1.69)	$0.86	$0.28

Consolidated Balance Sheet Data
Working capital	$656,969	$489,335	$352,703	$220,568	$123,493
Total assets	$5,625,834	$5,684,226	$8,126,812	$1,066,349	$856,205
Line of credit	—	—	—	—	$55,000
Long-term obligations (5)	$1,479,379	$1,545,528	$1,774,834	$9,222	$6,163
Total stockholders’ equity	$2,698,549	$2,725,977	$4,895,936	$805,723	$605,750

(1)	Included in total costs and expenses in fiscal 2006 is a charge of $4.2 million for in-process research and development from the acquisition of Fischer Imaging Corporation, a charge of $0.6 million for in-process research and development from the acquisition of AEG, a charge of $10.2 million for in-process research and development from the acquisition of R2 and a charge of $4.9 million for in-process research and development from the acquisition of Suros.

(2)	Included in total costs and expenses in fiscal 2008 is a charge of $370.0 million for in-process research and development from the acquisition of Cytyc and a charge of $195.2 million for in-process research and development from the acquisition of Third Wave.

(3)	Included in total costs and expenses in fiscal 2009 is an aggregate goodwill impairment charge of $2.34 billion comprised of $1.17 billion for GYN Surgical, $908.3 million for Diagnostics and $265.9 million for Breast Health.

(4)	Included in total costs and expenses in fiscal 2010 are impairment charges of $143.5 million for intangible assets and $76.7 million for goodwill, both of which are related to our MammoSite reporting unit within Breast Health. Also included in total costs and expenses is $11.4 million of net charges for litigation-related settlements.

(5)	Long-term obligations are net of the unamortized debt discount related to our convertible notes of $277.9 million, $351.1 million and $418.8 million for fiscal years 2010, 2009 and 2008, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the information described under the caption “Risk Factors” included elsewhere in this report.

OVERVIEW

We are a developer, manufacturer and supplier of premium diagnostics, medical imaging systems and surgical products dedicated to the healthcare needs of women. Our core business segments are focused on breast health, diagnostics, GYN surgical and skeletal health.

Our breast health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, magnetic resonance imaging (“MRI”) breast coils, computer-aided detection (“CAD”) for mammography and MRI, minimally invasive breast biopsy devices, breast biopsy site markers, breast biopsy guidance systems, breast imaging comfort pads, and breast brachytherapy products. We have also developed a new breast imaging platform, Dimensions, which utilizes a new technology, tomosynthesis, to produce three dimensional (“3D”) images, as well as conventional two dimensional (“2D”) full field digital mammography (“FFDM”) images. In the U.S., our Dimensions product has been approved by the Food and Drug Administration (“FDA”) for providing conventional 2D images, and we have submitted a pre-market approval (“PMA”) application for the 3D configuration. Our Dimensions 3D system was reviewed by the Radiological Devices Panel of the FDA on September 24, 2010 as part of our PMA application. In connection with that review, the panel unanimously voted that the system was both safe and effective for both screening and diagnostic mammography. On November 22, 2010, we received an approvable letter from the FDA for our Dimensions 3D system. Final approval of our PMA application for our system remains subject to satisfactory review and inspection of our manufacturing facility, methods and controls. Even with the approvable letter, we cannot assure that the FDA will approve our system for either use on a timely basis, if at all. In addition, even if approved, the FDA could impose conditions to such approval that would significantly limit the use or commercialization of the system. Our Dimensions platform received CE mark approval in Europe during fiscal 2008 and Canadian registration in March 2009, both for 2D and 3D modes of imaging.

In August 2010, we acquired Sentinelle Medical Inc. (“Sentinelle Medical”), a company that develops, manufactures and markets MRI breast coils, patient positioners and visualization software. Sentinelle Medical, which is included within our breast health segment, is dedicated to developing advanced imaging technologies used in high-field strength MRI systems.

Our diagnostics products include the ThinPrep System (“ThinPrep”), which is primarily used in cytology applications such as cervical cancer screening, the Rapid Fetal Fibronectin Test, which assists physicians in assessing the risk of pre-term birth, and our molecular diagnostic reagents used for a wide variety of DNA and RNA analysis applications based on our proprietary Invader chemistry. Our current clinical diagnostic offerings based upon this Invader chemistry include products to assist in the diagnosis of human papillomavirus (“HPV”), cystic fibrosis, cardiovascular risk and other diseases. We received FDA approval of our Cervista HPV tests in March 2009, and CE mark approval in Europe for Cervista HPV high risk (“HR”) in January 2009 and in May 2009 for Cervista HPV 16/18.

Our GYN surgical products include the NovaSure Endometrial Ablation System (“NovaSure System”) and the Adiana Permanent Contraception System (“Adiana System”). The NovaSure System enables physicians to treat women suffering from excessive menstrual bleeding in a minimally invasive manner in order to eliminate or reduce their bleeding. The Adiana System is a form of permanent female contraception intended as an alternative to tubal ligation. We received FDA approval of the Adiana System in July 2009 and CE mark approval for the system in Europe in December 2008.

Our skeletal health products include dual-energy X-ray bone densitometry systems, an ultrasound-based osteoporosis assessment product, and our Fluoroscan mini C-arm imaging products.

RECENT DEVELOPMENTS

Market acceptance of our medical products in the United States and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient demand for our products and procedures and the reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors. Since the end of calendar 2008, the uncertainty surrounding world financial markets and slowdown in worldwide macroeconomic conditions have caused and may continue to cause the purchasers of medical equipment to decrease their medical equipment purchasing and procurement activities. Additionally, constrictions in world credit markets have caused and continue to cause our customers to experience difficulty securing the financing necessary to purchase our products. Economic uncertainty and unemployment have and may continue to result in cost-conscious consumers focusing on acute care rather than wellness, which has and may continue to adversely affect demand for our products and procedures. Furthermore, governments and other third party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect sales of our products. If the current adverse macroeconomic conditions continue, our business and prospects may be negatively impacted.

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and imposes new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of certain medical devices beginning in 2013. We expect that our products will fall under the government classification requiring the excise tax. U.S. net product sales represented 79% and 80% of our worldwide net product sales in fiscal 2010 and 2009, respectively.

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

Professional societies, government agencies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities from time to time. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, cost-effectiveness, and use of related therapies. Organizations like these have in the past made recommendations about our products and those of our competitors. Recommendations, guidelines or studies that are followed by patients and healthcare providers could result in decreased use of our products. For example, in November 2009, the American College of Obstetricians and Gynecologists changed their recommendations for pap smear screening, and the United States Preventive Services Task Force changed their recommendations for mammography screening. These new recommendations could significantly reduce the amount of screening using our ThinPrep, Selenia and related products and adversely affect the sale of those products.

In recent history, there have been periodic significant fluctuations in foreign currencies relative to the U.S. dollar. The ongoing fluctuations of the value of the U.S. dollar may cause our products to be less competitive in international markets and may impact sales and profitability over time. Historically, a majority of our capital equipment sales to international dealers have been denominated in U.S. dollars. However, we expect there to be a shift to more sales denominated in the Euro compared to the U.S. dollar for our Euro zone dealers. In addition, we have international sales, principally in our Diagnostics segment, that are denominated in foreign currencies. The value of these sales is also impacted by fluctuations in the value of the U.S. dollar. Given the uncertainty in the worldwide financial markets, foreign currency fluctuations may be significant in the future, and if the U.S. dollar strengthens, we may experience a material adverse effect on our international revenues and operating results.

ACQUISITIONS

Fiscal 2010 Acquistions:

Sentinelle Medical Inc.

On August 5, 2010, we completed our acquisition of Sentinelle Medical, a privately held company located in Toronto, Canada. The purchase price is comprised of an $84.8 million cash payment, which was net of certain adjustments, plus a two-year contingent earn out up to a maximum of $250.0 million in cash. We have concluded that the acquisition of Sentinelle Medical did not represent a material business combination and therefore no pro forma financial information has been provided herein. Subsequent to the acquisition date, our results of operations include the results of Sentinelle Medical, which is a component of our Breast Health reporting segment. We adopted Accounting Standards Codification (ASC) 805, Business Combinations, effective September 27, 2009 and have accounted for the Sentinelle Medical acquisition as a purchase of a business under this business combination accounting standard.

The allocation of the purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed as of August 5, 2010. The purchase price in excess of net tangible assets acquired was allocated to identifiable intangible assets aggregating $67.6 million, primarily comprised of developed technology of $60.9 million and in-process research and development projects of $4.8 million, based upon a detailed valuation that relies on projections and assumptions. The excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill of $48.9 million.

The amount allocated to acquired in-process research and development represented the estimated fair value of in-process projects based on risk-adjusted cash flows utilizing a discount rate of 17%. These in-process projects had not yet reached technological feasibility and had no future alternative uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects was obtaining regulatory approval to market the underlying products. The acquired in-process research and development assets are not subject to amortization until the projects are complete, at which time, they will be amortized over their estimated remaining useful lives ranging from 10 to 20 years. These projects relate to a prostrate MRI coil and certain software, and the projects are expected to be completed in fiscal 2011 at a cost of approximately $1.0 million. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the transaction as a whole.

The contingent earn out will be based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. As required by ASC 805, we have recorded an estimate of the fair value of the contingent consideration liability based on future revenue projections of the Sentinelle Medical business under various potential scenarios and weighted probability assumptions of these outcomes. These cash flow projections have been discounted using a rate of 16.5%. This analysis resulted in an initial contingent consideration liability of $29.5 million, which will be adjusted periodically as a component of operating expenses based on changes in fair value of the liability, primarily driven by assumptions pertaining to the achievement of the defined revenue growth milestones. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements. As of September 25, 2010, there were no significant changes in the estimated outcomes for the contingent consideration recognized. Actual amounts paid may differ from the liability recorded.

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

As part of the purchase price allocation, $195.2 million of the purchase price was allocated to acquired in-process research and development projects. The amounts allocated to acquired in-process research and development represents programs for which some research and development has been completed, but technological feasibility has not been determined or FDA approval is pending. The amount allocated to acquired in-process research and development represents the estimated fair value based on risk-adjusted cash flows related to these projects using a discount rate of 20%. The primary basis for determining the technological feasibility of these projects was obtaining regulatory approval to market the underlying products. The fair value attributable to these in-process projects was expensed at the time of the acquisition. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the transaction as a whole.

The most significant acquired in-process technology related to the Cervista HPV HR screening, for which we estimated a value of $151.2 million. At the time of, and subsequent to the acquisition, we sold HPV reagents that detect certain high risk HPV types as Analyte Specific Reagents (“ASRs”). In 2006, Third Wave began clinical trials for PMA submissions to the FDA for Cervista HPV HR. Third Wave submitted the PMAs in April 2008 and received FDA approval in the second quarter of fiscal 2009. Since receiving FDA approval, we have begun to transition to only selling HPV IVDs. The HPV in-process research and development related only to the HPV IVDs and the HPV ASRs were valued as developed technology.

The estimated cost to complete Third Wave’s remaining in-process research and development projects as of September 25, 2010 in the aggregate was approximately $2.8 million.

On July 17, 2008, we entered into an amended and restated credit agreement with Goldman Sachs Credit Partners L.P. and certain other lenders and borrowed $540.0 million under that facility to finance our acquisition of Third Wave. We paid off amounts outstanding under this amended and restated credit agreement in fiscal 2010 and terminated this agreement in third quarter of fiscal 2010.

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

Our merger with Cytyc was accounted for using the purchase method of accounting, and we were considered to be the acquirer of Cytyc for accounting purposes. Our results of operations after completion of the merger include the operations of Cytyc. As a result of the acquisition, we recorded an in-process research and development of $370.0 million in the first quarter of fiscal 2008.

We allocated the purchase price to the assets acquired and liabilities assumed based on our estimate of their estimated fair values. We then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including in-process research and development, based upon a detailed valuation that relies on information and assumptions further described below. The excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill.

Identifiable Intangible Assets

As part of the purchase price allocation, we determined that Cytyc’s identifiable intangible assets included existing technology, customer relationships and trade names. Cytyc’s existing technology related to patents, patent applications and know-how with respect to the technologies embedded in its currently marketed products. In determining the allocation of the purchase price to existing technology, consideration was only given to patent and patent applications that relate to products that have been approved by the FDA. Cytyc’s customer relationship assets relate to relationships that Cytyc’s sales force has developed with OB/GYNS, breast surgeons, clinical laboratories and other physicians. The trade names related to both the Cytyc name as well as key product names.

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

In estimating the useful life of the acquired assets, we considered ASC 350, Intangible—Goodwill and Other, Subsection 30-35-3, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors included a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. We are amortizing these intangible assets over their estimated useful lives either using a method that is based on estimated future cash flows as we believe this will approximate the pattern in which the economic benefits of the assets will be utilized, or on a straightline basis if those cash flows are not reliably determinable.

In connection with our review of long-lived assets, we recorded a $143.5 million intangible asset impairment charge related to our MammoSite reporting unit, which was acquired in the merger with Cytyc and is within our Breast Health segment, in the fourth quarter of fiscal 2010. See the Critical Accounting Policies below for additional information pertaining to the impairment analysis.

Acquired In-Process Research and Development

As part of the purchase price allocation for our merger with Cytyc, we allocated $370.0 million of the purchase price to acquired in-process research and development projects. The amount allocated to acquired in-process research and development represented the estimated fair value based on risk-adjusted cash flows related to in-process projects that had not yet reached technological feasibility and had no alternative future uses as of the date of the merger. The primary basis for determining the technological feasibility of these projects was obtaining regulatory approval to market the underlying products. The fair value attributable to these in-process projects was expensed at the time of the merger. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the transaction as a whole.

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

On January 16, 2008, we entered into a definitive agreement to sell our rights to Gestiva, a drug being developed to be used in the prevention of preterm birth in pregnant women with a history of spontaneous preterm birth, to K-V Pharmaceutical Company (KV) for a total purchase price of $82.0 million. We subsequently amended the agreement with KV to increase the purchase price to $199.5 million. For additional information, refer to the Liquidity and Capital Resources section of this management discussion and analysis of financial condition and results of operations. We had allocated $53.4 million to acquired in-process research for this product as part of the initial purchase price allocation.

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

The other in-process research and development projects we acquired in our merger with Cytyc were at different stages of development, ranging from the early stages of development to Phase IIb prototype building, ongoing clinical trials and submission to the FDA of PMA and drug applications. FDA approval or clearance had not been granted for any of the products classified as in-process research and development, nor had Cytyc received any foreign approvals or clearances for any of these products. All products classified as in-process research and development require various levels of in-house and external testing, clinical trials and approvals from the FDA before these future products can be marketed. The estimated cash requirements to complete the remaining products as of September 25, 2010 were expected to be approximately $2.4 million.

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

Goodwill

The purchase price allocation for Cytyc initially resulted in goodwill of approximately $3.84 billion. The factors contributing to the recognition of this amount of goodwill were based upon several strategic and synergistic benefits that were expected to be realized from the combination. These benefits included the expectation that our complementary products and technologies would create a leading women’s healthcare company with an enhanced presence in hospitals, private practices and healthcare organizations. We also expected to realize substantial synergies through the use of Cytyc’s OB/GYN and breast surgeon sales channel to cross-sell our existing and future products. Our merger with Cytyc provided us broader channel coverage within the United States and expanded geographic reach internationally, as well as increased scale and scope for further expanding operations through product development and complementary strategic transactions.

In connection with our fiscal 2010 annual goodwill impairment test, performed on the first day of our fiscal fourth quarter, we recorded a goodwill impairment charge of $76.7 million related to our MammoSite reporting unit. As a result of our interim impairment analysis of goodwill as of December 27, 2008, we recorded an impairment charge of $2.34 billion related to the goodwill from the merger with Cytyc. See the Critical Accounting Policies below for additional information pertaining to the interim impairment analysis of our goodwill.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by items as shown in our Consolidated Statements of Operations. All dollar amounts in tables are presented in thousands.

	Fiscal Years Ended
	September 25, 2010	September 26, 2009	September 27, 2008
Revenues:
Product sales	84.2%	87.2%	89.7%
Service and other revenues	15.8	12.8	10.3

	100.0	100.0	100.0

Costs and expenses:
Cost of product sales	29.0	28.3	31.6
Cost of product sales—amortization of intangible assets	10.2	9.5	5.7
Cost of product sales—impairment of intangible assets	7.3	0.2	—
Cost of service and other revenues	9.6	9.6	9.4
Research and development	6.2	6.3	5.3
Selling and marketing	14.7	14.6	15.6
General and administrative	8.8	8.6	8.4
Amortization of intangible assets	3.3	3.1	1.5
Impairment of goodwill	4.6	142.9	—
Impairment of intangible assets	1.2	—	0.2
Litigation-related settlement charges, net	0.7	—	—
Acquired in-process research and development	0.1	—	33.7
Restructuring and divestiture charges	0.1	0.0	0.4

	95.8	223.2	111.8

Income (loss) from operations	4.2	(123.2)	(11.8)
Interest income	0.1	0.1	0.3
Interest expense	(7.6)	(8.2)	(7.9)
Other income (expense) income, net	0.1	(0.2)	(0.1)

Loss before income taxes	(3.2)	(131.5)	(19.5)
Provision for income taxes	0.5	3.9	5.3

Net loss	(3.7)%	(135.4)%	(24.8)%

Fiscal Year Ended September 25, 2010 Compared to Fiscal Year Ended September 26, 2009

Product Sales.

	Years Ended
	September 25, 2010		September 26, 2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Breast Health	$525,622	31%	$553,065	34%	$(27,443)	(5)%
Diagnostics	548,832	33%	544,143	33%	4,689	1%
GYN Surgical	281,364	17%	263,187	16%	18,177	7%
Skeletal Health	59,082	3%	66,591	4%	(7,509)	(11)%

	$1,414,900	84%	$1,426,986	87%	$(12,086)	(1)%

In fiscal 2010, our product sales decreased $12.1 million, or 1%, compared to fiscal 2009 primarily due to a decrease of $27.4 million in our Breast Health products and to a lesser extent a $7.5 million decline in Skeletal Health products partially offset by increases in GYN Surgical and Diagnostic products of $18.2 million and $4.7 million, respectively.

Breast Health product sales decreased 5% in fiscal 2010 compared to fiscal 2009 primarily due to a $13.9 million decline in digital mammography systems revenues principally due to product mix as we sold a greater number of defeatured Selenia systems, which have lower average selling prices than our full featured models, a shift to a higher level of international sales, and to a lesser extent, we experienced slight pressure on average selling prices. These decreases were partially offset by an increase in the number of units sold of our new 2D/3D Dimensions systems. The decline in revenue is also due to phasing out the supply of digital detectors to an OEM and closing our AEG organic photoconductor drum coatings manufacturing operations in Shanghai, which in aggregate accounted for $17.5 million in revenues in fiscal 2009. These decreases were partially offset by a $9.3 million increase in revenues due to higher volumes of our breast biopsy products, offset in part by a slight reduction in average selling prices for these products. We also generated $2.4 million in revenues from sales of MRI breast coils through our acquisition of Sentinelle Medical in the fourth quarter of fiscal 2010.

Diagnostics product sales increased 1% in fiscal 2010 compared to fiscal 2009 primarily due to an increase in sales of our Cervista HPV tests, and to a lesser extent other molecular tests. Partially offsetting these increases was a decrease in ThinPrep pap test volume domestically due to the decline in doctor visits, which we believe is attributable to the lagging effects of unemployment, continuing economic uncertainty and recent changes in cervical cancer screening guidelines to extend the recommended intervals between such screenings, and the discontinuance of certain molecular ASRs, which contributed $3.5 million of revenue in 2009. In addition, we have seen laboratory consolidation, which impacts our average selling prices due to volume purchase discounts to the larger laboratories.

GYN Surgical product sales increased 7% in fiscal 2010 compared to fiscal 2009 primarily due to growing sales of the Adiana System, which was approved by the FDA in the fourth quarter of fiscal 2009, and to a lesser extent, an increase in the number of NovaSure products sold. We also experienced a slight increase in NovaSure average selling prices.

Skeletal Health product sales decreased 11% in fiscal 2010 compared to fiscal 2009 primarily due to a decrease in mini C-arms sales of $4.6 million as a result of a reduction in the number of units sold. In addition, there was a $3.6 million decrease in osteoporosis assessment product sales principally due to a decrease in the number of bone densitometry systems sold worldwide. This product line has experienced a difficult capital equipment environment worldwide and the ongoing effects of the reduction in reimbursement for osteoporosis exams in the U.S. Recently the reimbursement situation improved, which may benefit future demand for this product line.

In fiscal 2010, approximately 79% of product sales were generated in the United States, 12% in Europe, 5% in Asia, and 4% in other international markets. In fiscal 2009, approximately 80% of product sales were generated in the United States, 12% in Europe, 4% in Asia, and 4% in other international markets.

Service and Other Revenues.

	Years Ended
	September 25, 2010		September 26, 2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$264,652	16%	$210,148	13%	$54,504	26%

Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 26% in fiscal 2010 compared to fiscal 2009 primarily in our Breast Health business due to an increase in the number of service contracts driven by an increase in our installed base of our full field digital mammography systems.

Cost of Product Sales.

	Years Ended
	September 25, 2010		September 26, 2009		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales	$487,057	34%	$463,066	33%	$23,991	5%
Cost of Product Sales—Amortization of Intangible Assets	171,447	12%	155,519	11%	15,928	10%
Cost of Product Sales—Impairment of Intangible Assets	123,350	9%	4,065	0%	119,285	2,934%

	$781,854	55%	$622,650	44%	$159,204	26%

Product sales gross margin decreased to 45% in fiscal 2010 compared to 56% in fiscal 2009 primarily due to the significant intangible asset impairment charge of $123.4 million recorded in fiscal 2010.

Cost of Product Sales. The cost of product sales as a percentage of product sales in fiscal 2010 was 34% compared to 33% in fiscal 2009. Cost of product sales as a percentage of product revenues increased across our business segments, except Skeletal Health which remained relatively flat with the prior year. The decline in gross margin in the current year was driven by a shift in product mix of our Selenia digital mammography systems to lower margin configurations, a higher level of international sales, and a slight reduction in average selling prices in our Breast Health segment. In addition, we experienced unfavorable manufacturing variances related to our Adiana System and lower absorption of manufacturing costs.

Cost of Product Sales—Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology. These intangible assets are generally being amortized over their estimated useful lives of between 8.5 and 20 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. The increase in amortization in fiscal 2010 is due to the method of recognition based on the expected economic benefits of the underlying assets, and is primarily related to the intangible assets acquired in the Cytyc merger in the first quarter of fiscal 2008.

Cost of Product Sales—Impairment of Intangible Assets. During the fourth quarter of fiscal 2010 in connection with our Company-wide annual budgeting and strategic planning process, we determined that indicators of impairment existed in our MammoSite reporting unit due to changing market conditions for the breast brachytherapy market, including downward pressure on procedure volumes due to the continuing adverse macroeconomic environment and current trends in breast cancer management, as well as competitive pricing pressures and competition from existing and alternative new technologies. These factors resulted in lowering our financial projections for MammoSite. We performed the first step in the long-lived assets impairment test and compared MammoSite’s forecasted undiscounted cash flows to the carrying value of its net assets, which indicated that these cash flows were insufficient to recover MammoSite’s carrying value. Therefore, we determined the fair value of MammoSite’s long-lived assets, which are primarily intangible assets, using a discounted cash flow technique. Based on the fair value of the long-lived assets, we recorded an impairment charge of $123.4 million to developed technology in the fourth quarter of fiscal 2010. During the second quarter of fiscal 2009, we decided to discontinue selling a certain product acquired in the Third Wave acquisition, which was an indicator of impairment, and therefore, we performed an impairment test. Due to the insufficient cash flows to be generated, the Company determined that the related asset group’s fair value was de minimus and recorded an impairment charge of $4.1 million comprised of developed technology of $2.6 million and capitalized license fees of $1.5 million.

Cost of Service and Other Revenues.

	Years Ended
	September 25, 2010		September 26, 2009		Change
	Amount	% of Service and Other Revenues	Amount	% of Service and Other Revenues	Amount	%
Cost of Service and Other Revenues	$161,060	61%	$156,998	75%	$4,062	3%

Service and other revenues gross margin has improved to 39% in fiscal 2010 from 25% in fiscal 2009 due in part to the improved absorption of fixed service costs as a result of the continued growth of service contract revenue, primarily in the Breast Health business. We have been able to convert a high percentage of our domestic installed base of full field digital mammography systems to service contracts upon the expiration of the warranty period.

Operating Expenses.

	Years Ended
	September 25, 2010		September 26, 2009		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and Development	$104,305	6%	$102,453	6%	$1,852	2%
Selling and Marketing	247,374	15%	238,977	15%	8,397	4%
General and Administrative	148,340	9%	140,700	9%	7,640	5%
Amortization of Intangible Assets	54,858	3%	51,210	3%	3,648	7%
Impairment of Goodwill	76,723	5%	2,340,023	143%	(2,263,300)	(97)%
Impairment of Intangible Assets	20,117	1%	—	—	20,117	100%
Litigation-related Settlement Charges, Net	11,403	1%	—	—	11,403	100%
Acquired In-process Research and Development	2,000	0%	—	—	2,000	100%
Restructuring and Divestiture Charges	1,581	0%	797	0%	784	98%

	$666,701	40%	$2,874,160	176%	$(2,207,459)	(77)%

Research and Development Expenses. Research and development expenses increased 2% in fiscal 2010 compared to fiscal 2009 due to an increase in clinical trial costs, primarily related to our tomosynthesis product, the addition of expenses from Sentinelle Medical since August 5, 2010 (the acquisition date), compensation and benefits, and engineering programs for a number of projects for product enhancements and new products. These increases were offset in part by a reduction of pre-release production costs that were incurred in fiscal 2009 related to the Adiana System that are no longer being incurred due to its FDA approval and commercial release in the fourth quarter of fiscal 2009. Research and development primarily reflects spending on new product development programs, regulatory compliance and clinical research and trials. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 4% in fiscal 2010 compared to fiscal 2009 primarily due to higher distributor and third-party commissions, additional expenses related to recently released products, trade shows and website marketing partially offset by lower compensation and expenditures for advertising and medical education. We expect to incur additional expenses in fiscal 2011 with the launch of our direct-to-consumer advertising campaign for our NovaSure product.

General and Administrative Expenses. General and administrative expenses increased 5% primarily due to higher legal fees related to increased litigation related activities, principally the Ethicon and SenoRx lawsuits, and higher employee compensation and benefits principally due to a transition payment to the former CEO of $1.7 million in the first quarter of fiscal 2010 and related continuing retention compensation, an increase in the value of our Supplemental Executive Retirement Plan (“SERP”), and increased bonuses, offset slightly by lower costs from the departure of certain employees that were not replaced. In addition, transaction costs related to acquisitions are now recorded as an expense and not capitalized as part of the purchase price, increasing general and administrative expenses in fiscal 2010. The increase in general and administrative expenses was partially offset by lower fees for accounting, tax and other consulting services, lower bad debt expense, and lower charges for the write-off of certain corporate-related fixed assets in fiscal 2010.

Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships and trade names related to our acquisitions. These intangible assets are generally being amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed.

Impairment of Goodwill. During the fourth quarter of fiscal 2010, in connection with performing our Company-wide annual budgeting and forecasting process, we determined that indicators of impairment existed in our MammoSite reporting unit and recorded intangible asset impairment charges discussed above and below. The fair value of this reporting unit declined from fiscal 2009 primarily due to our reassessment of the overall market size of breast brachytherapy and a reduction in long-term growth projections. After determining the fair values of MammoSite’s long-lived assets, other than goodwill, and writing these assets down to their fair values, we performed the 2-step goodwill impairment test for MammoSite. As a result of this analysis, we recorded a $76.7 million goodwill impairment charge. No other reporting units were deemed to be impaired in fiscal 2010. During the first quarter of fiscal 2009, based upon a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of our market capitalization significantly below the book value of our net assets, we concluded that potential goodwill impairment indicators existed as of December 27, 2008. As a result, we performed an interim goodwill impairment analysis as of December 27, 2008. Step 1 of the impairment analysis indicated that the carrying value of the net assets of certain of our reporting units, acquired in connection with the Cytyc acquisition, exceeded the estimated fair value of those reporting units. As a result, we were required to complete Step 2 of the impairment analysis to determine the amount, if any, of goodwill impairment charges. We completed Step 2 of this analysis during the second quarter of fiscal 2009 and recorded a goodwill impairment charge of $2.34 billion in the three month period ended March 28, 2009. Refer to Note 2—“Intangible Assets and Goodwill” contained in Item 15 of this Annual Report for more information.

Impairment of Intangible Assets. As noted above under Cost of Product Sales—Impairment of Intangible Assets, we determined that the long-lived assets in the MammoSite reporting unit were impaired. As a result of this analysis, we recorded a $20.1 million charge to write down customer relationships and trade name intangible assets to their fair values. Refer to Note 2—“Intangible Assets and Goodwill” contained in Item 15 of this Annual Report for more information.

Litigation-Related Settlement Charges, Net. These charges are primarily comprised of our litigation with Ethicon Endo-Surgery, Inc. (“Ethicon”), a Johnson & Johnson operating company. We had been engaged in litigation in which Ethicon had alleged patent infringement by our ATEC biopsy system of certain of their patents, and Ethicon had made similar claims of our Eviva biopsy system. On February 17, 2010, we entered into a settlement agreement with Ethicon, and all outstanding litigation between the parties was dismissed. In connection with the settlement agreement, we agreed to make a one-time payment to Ethicon of $12.5 million and ongoing royalties for sales of our ATEC and EVIVA products, and Ethicon agreed to pay us ongoing royalties for sales of its Mammotome magnetic resonance imaging product.

Acquired In-Process Research and Development Expenses. During the fourth quarter of fiscal 2010, we acquired certain assets that were determined to have no future alternative use and recorded a $2.0 million charge within our Diagnostics segment.

Restructuring and Divestiture Charges. During the fourth quarter of fiscal 2010, we terminated the employment of certain employees in connection with completing the Sentinelle Medical acquisition and recorded severance and related benefit costs of $0.9 million. Certain employees will also receive stay bonuses, which are being recorded over the required service period. The terminations occurred prior to September 25, 2010. During the second quarter of fiscal 2010, we completed the sale of the capital stock of our organic photoconductor drum coating manufacturing operation in Shanghai, China for a net sales price of $3.8 million resulting in a loss on disposal of $0.3 million. During the fourth quarter of 2009, we closed this manufacturing operation due to Chinese government requirements to move the facility. In connection with this action, we recorded restructuring costs for severance benefits and other costs of $0.8 million in the fourth quarter of fiscal 2009. In fiscal 2010, we incurred clean-up and closure costs of $0.3 million, net.

Interest Income.

	Years Ended
	September 25, 2010	September 26, 2009	Change
	Amount	Amount	Amount	%
Interest Income	$1,278	$1,161	$117	10%

Interest income increased in fiscal 2010 compared to fiscal 2009 primarily due to an increase in invested balances partially offset by a decline in interest rates.

Interest Expense.

	Years Ended
	September 25, 2010	September 26, 2009	Change
	Amount	Amount	Amount	%
Interest Expense	$(127,107)	$(134,957)	$7,850	6%

Interest expense consists primarily of the interest costs and the related amortization of the debt discount of our 2.00% Convertible Notes as well as the amortization of deferred financing costs. In fiscal 2010, we adopted a new accounting standard, FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) (codified within Accounting Standards Codification 470, Debt), that changed the accounting for convertible debt instruments with cash settlement features and required us to allocate a portion of our Convertible Notes to equity based on the relative fair value of the embedded conversion feature in our Convertible Notes. This component is recorded as a debt discount and is amortized to interest expense. This new accounting standard was retrospectively applied to prior periods (see Note 5(a) contained in Item 15 of this Annual Report for additional information). In addition, we incurred interest costs and the related amortization of deferred financing costs of our senior secured credit agreement. Interest expense decreased in fiscal 2010 compared to fiscal 2009 primarily due to paying down the outstanding principal amounts under our senior secured credit agreement, which were fully paid off in the third quarter of this year, partially offset by higher overall interest expense on our Convertible Notes due to using the effective interest method to amortize the debt discount.

Other Income (Expense), net.

	Years Ended
	September 25, 2010	September 26, 2009	Change
	Amount	Amount	Amount	%
Other Income (Expense), net	$901	$(3,660)	$4,561	125%

In fiscal 2010, this account was primarily comprised of an increase in the cash surrender value of life insurance contracts related to our SERP of $1.3 million, which is driven by changes in stock market valuation, an increase related to non-income tax related government credits of $0.8 million partially offset by the write-off of a cost-method investment of $1.1 million due to an other-than-temporary impairment charge. In fiscal 2009, this account was primarily comprised of other-than-temporary impairment charges of cost-method investments of $2.2 million and foreign currency transaction losses of $2.3 million, offset by a $0.7 million increase in the cash surrender value of life insurance contracts related to our SERP.

Provision for Income Taxes.

	Years Ended
	September 25, 2010	September 26, 2009	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$7,822	$62,512	$(54,690)	(87)%

Our effective tax rate for fiscal 2010 was 14.2% of the pre-tax loss compared to 2.9% of the pre-tax loss in fiscal 2009. Our effective tax rate for fiscal 2010 was significantly impacted by the $76.7 million goodwill impairment charge recorded in the fourth quarter, substantially all of which was not deductible for tax purposes. The effective tax rate for fiscal 2009 was significantly impacted by the $2.34 billion goodwill impairment charge recorded in the second quarter of fiscal 2009, substantially all of which was not deductible for tax purposes.

We anticipate an effective tax rate of approximately 35% to 36% of pre-tax earnings in fiscal 2011.

Segment Results of Operations

We report our business as four segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements contained in Item 15 of this Annual Report. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Breast Health.

	Years Ended
	September 25, 2010	September 26, 2009	Change
	Amount	Amount	Amount	%
Total Revenues	$755,542	$728,884	$26,658	4%

Operating Loss	$(93,623)	$(122,559)	$28,936	24%

Operating Loss as a % of Segment Revenue	(12)%	(17)%

Breast Health revenues increased in fiscal 2010 compared to fiscal 2009 primarily due to a $54.1 million increase in service revenues that is substantially related to additional service contracts for the increased number of Selenia systems in our installed base partially offset by the decrease in product revenues of $27.4 million discussed above.

The operating loss for this business segment decreased in fiscal 2010 compared to fiscal 2009 primarily due to a $220.2 million intangible asset and goodwill impairment charge related to our MammoSite reporting unit recorded in the fourth quarter of fiscal 2010 as compared to the $265.9 million goodwill impairment charge related to our MammoSite reporting unit recorded in the second quarter of fiscal 2009. Excluding the impact of these goodwill and intangible asset impairment charges, operating income decreased $16.8 million in fiscal 2010 compared to fiscal 2009 primarily due to the $12.5 million litigation settlement charge recorded in the second quarter of fiscal 2010 for the settlement of the Ethicon matter discussed above. Overall, our gross margins declined significantly to 31% due to the intangible asset impairment charge to write down developed technology related to our MammoSite reporting unit. Excluding this impairment, gross margins were relatively flat at 47% in both the current and prior year periods. Gross margin was positively impacted by an improved service revenues gross margin as a result of our relatively fixed cost structure to support service contracts, which was partially offset by a reduction in product gross margin to 54% from 58% in fiscal 2009 primarily due to a shift in product mix of our Selenia digital mammography systems to lower margin configurations, a higher level of international sales, and slight pressure on average selling prices. In addition, the increase in service revenues, which have lower gross margins than product sales, resulted in overall lower gross margins. The fiscal 2010 operating loss included higher clinical trial expenses principally related to clinical trials for our tomosynthesis product, increased litigation costs and higher third-party commissions compared to fiscal 2009. Fiscal 2010 also included Sentinelle Medical operating expenses and acquisition related transaction costs and charges aggregating approximately $5.0 million.

Diagnostics.

	Years Ended
	September 25, 2010	September 26, 2009	Change
	Amount	Amount	Amount	%
Total Revenues	$552,501	$547,892	$4,609	1%

Operating Income (Loss)	$100,469	$(809,640)	$910,109	112%

Operating Income (Loss) as a % of Segment Revenue	18%	(148)%

Diagnostics revenues increased in fiscal 2010 compared to fiscal 2009 primarily due to product sales discussed above.

Operating income for this business segment in fiscal 2010 increased compared to fiscal 2009 primarily due to a $908.3 million goodwill impairment charge and a $4.1 million intangible asset charge recorded in the second quarter of fiscal 2009. Excluding the impact of these charges, operating income was essentially flat in fiscal 2010 compared to fiscal 2009 due to lower operating expenses, which declined $7.5 million, partially offset by a reduction in gross margin to 53% from 55%. Gross margin declined primarily due to lower absorption of manufacturing costs as a result of lower volumes of ThinPrep, and higher intangible asset amortization expense. Gross margin in fiscal 2009 included a $4.1 million intangible asset charge. Operating expenses declined due to lower legal expenses, lower employee compensation and benefits as a result of the departure of certain senior personnel. Operating expenses in fiscal 2010 included an acquired in-process research and development charge of $2.0 million for the acquisition of certain assets which had no future alternative use.

GYN Surgical.

	Years Ended
	September 25, 2010	September 26, 2009	Change
	Amount	Amount	Amount	%
Total Revenues	$283,142	$264,900	$18,242	7%

Operating Income (Loss)	$53,071	$(1,097,685)	$1,150,756	105%

Operating Income (Loss) as a % of Segment Revenue	19%	(414)%

GYN Surgical revenues increased in fiscal 2010 compared to fiscal 2009 primarily due to the increase in product sales discussed above.

The operating loss in this segment in fiscal 2009 included a $1.17 billion goodwill impairment charge recorded in the second quarter of fiscal 2009. Excluding the impact of the goodwill impairment charge, operating income in fiscal 2010 decreased $15.1 million compared to fiscal 2009 due to a reduction in gross margin to 61% from 67% and higher operating expenses of $10.6 million compared to the corresponding period in the prior year. The decrease in gross margin is primarily due to unfavorable manufacturing variances related to the Adiana System, higher manufacturing and material costs related to our next generation NovaSure product and higher intangible asset amortization expense. Operating expenses increased primarily due to higher compensation costs for sales and marketing personnel as a result of an increase in headcount, higher commissions driven by an increase in revenues, and higher intangible asset amortization expense. In addition, we had higher Adiana System product launch activities as FDA approval was received in the fourth quarter of fiscal 2009.

Skeletal Health.

	Years Ended
	September 25, 2010	September 26, 2009	Change
	Amount	Amount	Amount	%
Total Revenues	$88,367	$95,458	$(7,091)	(7)%

Operating Income	$10,020	$13,210	$(3,190)	(24)%

Operating Income as a % of Segment Revenue	11%	14%

Skeletal Health revenues decreased in fiscal 2010 compared to fiscal 2009 primarily due to the decline in product sales discussed above.

Operating income for this business segment decreased primarily due to lower sales and higher operating expenses. Gross margin in fiscal 2010 was relatively flat at 42% compared to 41% in fiscal 2009.

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

Breast Health product sales decreased 24% in fiscal 2009 compared to fiscal 2008, primarily due to a $150.0 million decrease in digital mammography systems sales caused primarily by a reduction in the number of Selenia full field mammography systems and related components, including our CAD software, sold domestically, and to a lesser extent, internationally. In addition, we experienced a slight deterioration of average selling prices, both domestically and internationally, driven by the current economic environment for capital purchases, and less expensive configurations of the units being sold. Also contributing to the decrease was a $15.6 million decrease in multicare stereotactic table sales primarily attributable to a decrease in the number of systems sold, principally in the U.S. We attribute the decline in sales of breast health capital equipment and related products primarily to the more difficult economic and capital spending environment. We also experienced a decline in our MammoSite single-lumen products of $10.2 million due to increased competition as a result of lower reimbursement rates compared to multi-lumen products. Partially offsetting the declines in sales referenced above was an $18.2 million increase in revenues from our breast biopsy products.

Diagnostics product sales, which include ThinPrep, Rapid Fetal Fibronectin Test and our Third Wave products, increased 15% in fiscal 2009 compared to fiscal 2008. This increase was primarily due to the addition of Third Wave revenues of $37.1 million in fiscal 2009 compared to $5.9 million in fiscal 2008 and, to a lesser extent, an increase in the number of ThinPrep Pap Tests. The increase in fiscal 2009 is also due to the inclusion of Cytyc’s results for the full fiscal year versus 49 weeks in fiscal 2008. While we received FDA approval of the Cervista HPV HR and Cervista HPV 16/18 tests in March 2009, the revenue contribution was modest in fiscal 2009.

GYN Surgical product sales, which include our NovaSure System and Adiana System, increased 20% in fiscal 2009 compared to fiscal 2008. This increase was primarily due to a significant increase in the number of NovaSure systems sold. The increase is also due to the inclusion of GYN Surgical’s revenue for the full fiscal year versus 49 weeks in fiscal 2008. Revenues from the Adiana System, which we received FDA approval on July 6, 2009, were modest as the US and international market launches were limited.

Skeletal Health product sales decreased 14% in fiscal 2009 compared to fiscal 2008, primarily due to a $5.8 million decrease in osteoporosis assessment product sales caused primarily by a decrease in the number of bone densitometry systems sold worldwide and lower average selling prices. This product line has faced a difficult capital equipment environment in the U.S. and the effects of the reduction in reimbursement for osteoporosis assessment exams in the U.S. In addition, we experienced a reduction in revenues of $2.8 million in mini-C arm sales and a decrease in extremity MRI sales of $2.1 million. The decrease in mini-C arm and extremity MRI sales was due to a decrease in the number of systems sold.

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

Cost of Product Sales.

	Years Ended
	September 26, 2009		September 27, 2008		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales	$463,066	33%	$528,528	35%	$(65,462)	(12)%
Cost of Product Sales—Amortization of Intangible Assets	155,519	11%	95,310	6%	60,209	63%
Cost of Product Sales—Impairment of Intangible Assets	4,065	0%	—	—	4,065	100%

	$622,650	44%	$623,838	42%	$(1,188)	(0)%

Product sales gross margin decreased to 56% in fiscal 2009 compared to 58% in fiscal 2008 primarily due to the significant increase in intangible asset amortization expense of $60.2 million, partially offset by the increase in sales of our higher gross margin disposable products in our Diagnostics and GYN Surgical segments.

Cost of Product Sales. The cost of product sales as a percentage of product sales in fiscal 2009 was 33% compared to 35% in fiscal 2008. This improvement was primarily attributable to the increase in sales of our Diagnostics and GYN Surgical segments as a percentage of our total product sales as these products have a lower product cost as a percent of revenue compared to our Breast Health and Skeletal Health products. In addition, our cost of product sales in fiscal 2008 included additional costs associated with the write-up of acquired inventory to fair value in purchase accounting of $42.4 million related to the merger with Cytyc and $3.9 million related to the Third Wave acquisition. In fiscal 2009, the impact of these costs was only $1.2 million related to the Third Wave inventory write-up. Our margins in fiscal 2009 were also positively impacted by our cost reduction initiatives implemented in the first half of 2009, which included securing lower material costs from our vendors. Partially offsetting these improvements, was a decrease in gross margin in our Breast Health segment, primarily attributable to lower absorption of manufacturing costs due to lower volumes and to a lesser extent, a slight deterioration of average selling prices, driven by the current economic environment for capital purchases, and less expensive configurations of the units being sold.

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

Cost of Product Sales—Impairment of Intangible Assets. During the second quarter of fiscal 2009, we decided to discontinue selling a certain product acquired in the Third Wave acquisition as a result of communications from the FDA in the second quarter of fiscal 2009 regarding the approval process. This decision was an indicator of impairment, and we performed an impairment test, which indicated the undiscounted cash flows the asset group would generate over its remaining estimated useful life would not be sufficient to recover the carrying value of the asset group. Due to the insufficient cash flows to be generated, the Company determined that the related asset group’s fair value was de minimus and recorded an impairment charge of $4.1 million comprised of developed technology of $2.6 million and capitalized license fees of $1.5 million.

Cost of Service and Other Revenues.

	Years Ended
	September 26, 2009		September 27, 2008		Change
	Amount	% of Service and Other Revenues	Amount	% of Service and Other Revenues	Amount	%
Cost of Service and Other Revenues	$156,998	75%	$158,140	92%	$(1,142)	(1)%

Service and other revenues gross margin improved to 25% in fiscal 2009 from 8% in fiscal 2008 due in part to the improved absorption of fixed service costs and the continued growth of service contract revenue, primarily in the Breast Health segment. We increased the number of service contracts due to our increased installed base of our full field digital mammography systems and detectors. In addition, warranty costs decreased due to lower failure rates in our products.

Operating Expenses.

	Years Ended
	September 26, 2009		September 27, 2008		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and Development	$102,453	6%	$88,184	5%	$14,269	16%
Selling and Marketing	238,977	15%	261,524	16%	(22,547)	(9)%
General and Administrative	140,700	9%	140,642	8%	58	0%
Amortization of Intangible Assets	51,210	3%	25,227	1%	25,983	103%
Impairment of Goodwill	2,340,023	143%	—	—	2,340,023	100%
Impairment of Intangible Assets	—	—	2,900	0%	(2,900)	(100)%
Acquired In-process Research and Development	—	—	565,200	34%	(565,200)	(100)%
Restructuring Charges	797	0%	6,383	1%	(5,586)	(88)%

	$2,874,160	176%	$1,090,060	65%	$1,784,100	164%

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

General and Administrative Expenses. General and administrative expenses were unchanged in fiscal 2009 compared to fiscal 2008. In fiscal 2009, these expenses increased $7.4 million related to the inclusion of a full year of operations of Third Wave, as well as a full year of operations from Cytyc in fiscal 2009 compared to 49 weeks in fiscal 2008. In addition, stock-based compensation expense was higher by $5.2 million in fiscal 2009. Offsetting these increases was a decrease in bonus, headcount and related compensation, and other expenses as a result of our cost reduction initiatives implemented in the first half of 2009.

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

Interest Income.

	Years Ended
	September 26, 2009	September 27, 2008	Change
	Amount	Amount	Amount	%
Interest Income	$1,161	$4,528	$(3,367)	(74)%

Interest income decreased in fiscal 2009 compared to fiscal 2008 primarily due to a decline in interest rates.

Interest Expense.

	Years Ended
	September 26, 2009	September 27, 2008	Change
	Amount	Amount	Amount	%
Interest Expense	$(134,957)	$(133,043)	$1,914	1%

Interest expense consists primarily of the interest costs on our debt, amortization of the debt discount on our 2.00% Convertible Notes, and amortization of deferred financing costs for both our senior secured credit agreement entered into on October 22, 2007 in connection with the merger with Cytyc and amended on July 17,

2008 in connection with the Third Wave acquisition and our 2.00% Convertible Notes that were issued in December 2007 to pay down a portion of the term loans, which had higher interest rates. Effective in fiscal 2010, we implemented FSP APB 14-1 that changed the accounting for convertible debt instruments with cash settlement features, which is applicable to our Convertible Notes. FSP APB 14-1 has been retrospectively applied to fiscal 2009 and 2008 beginning December 10, 2007, the date the Convertible Notes were issued. The impact of adoption of FSP APB 14-1 increased net interest expense in fiscal 2009 and 2008 by $65.5 million and $48.1 million, respectively. See Note 5(a) contained in Item 15 of this Annual Report for more information.

Interest expense in fiscal 2009 increased slightly compared to fiscal 2008 primarily due to an increase in the amortization of the debt discount on our Convertible Notes of $67.7 million in fiscal 2009 compared to $50.1 million in fiscal 2008. This increase was offset by lower interest expense from lower term loan balances as we paid them down quarterly and lower interest rates on those balances. In addition to the required principal payments, we made voluntary payments throughout the year resulting in a total decrease of $290.8 million in the principal of our term loans during fiscal 2009. Additionally, we had the benefit of the lower interest rates from our Convertible Notes for all of fiscal 2009 compared to approximately nine months in fiscal 2008 as prior to the issuance of the Convertible Notes we were paying a higher interest rate on the term loans, which had higher outstanding balances.

Other (Expense) Income, net.

	Years Ended
	September 26, 2009	September 27, 2008	Change
	Amount	Amount	Amount	%
Other (Expense) Income, net	$(3,660)	$(1,215)	$2,445	201%

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

Provision for Income Taxes.

	Years Ended
	September 26, 2009	September 27, 2008	Change
	Amount	Amount	Amount	%
Provision for Income Taxes	$62,512	$88,316	$(25,804)	(29)%

Our effective tax rate for fiscal 2009 was 2.9% of the pre-tax loss compared to 27.0% of the pre-tax loss in fiscal 2008. Our effective tax rate for fiscal 2009 was significantly impacted by the $2.34 billion goodwill impairment charge recorded in the second quarter of fiscal 2009, substantially all of which is not deductible for tax purposes. The effective tax rate for fiscal 2008 was significantly impacted by the acquired in-process research and development charge related to the merger with Cytyc and Third Wave acquisition, which is not tax deductible.

Segment Results of Operations

The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Breast Health.

	Years Ended
	September 26, 2009	September 27, 2008	Change
	Amount	Amount	Amount	%
Total Revenues	$728,884	$860,848	$(131,964)	(15)%

Operating (Loss) Income	$(122,559)	$211,704	$(334,263)	(158)%

Operating (Loss) Income as a % of Segment Revenue	(17)%	25%

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

Diagnostics.

	Years Ended
	September 26, 2009	September 27, 2008	Change
	Amount	Amount	Amount	%
Total Revenues	$547,892	$485,004	$62,888	13%

Operating Loss	$(809,640)	$(172,538)	$(637,102)	369%

Operating Loss as a % of Segment Revenue	(148)%	(36)%

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

GYN Surgical.

	Years Ended
	September 26, 2009	September 27, 2008	Change
	Amount	Amount	Amount	%
Total Revenues	$264,900	$221,069	$43,831	20%

Operating Loss	$(1,097,685)	$(241,450)	$(856,235)	355%

Operating Loss as a % of Segment Revenue	(414)%	(109)%

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

Skeletal Health.

	Years Ended
	September 26, 2009	September 27, 2008	Change
	Amount	Amount	Amount	%
Total Revenues	$95,458	$107,578	$(12,120)	(11)%

Operating Income	$13,210	$4,742	$8,468	179%

Operating Income as a % of Segment Revenue	14%	4%

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

LIQUIDITY AND CAPITAL RESOURCES

At September 25, 2010, we had $657.0 million of working capital, and our cash and cash equivalents totaled $515.6 million. Our cash and cash equivalents increased $222.4 million during fiscal 2010, primarily from cash generated from our operations and the receipt of a $70.0 million payment related to the potential sale of our Gestiva assets. These cash sources were partially offset by our financing activities relating to our repayment of amounts outstanding under our credit agreement and cash used in our investing activities primarily to pay the consideration for the Sentinelle Medical acquisition and to a lesser extent for purchases of property and equipment and placement of equipment under customer usage agreements.

Our operating activities generated $456.7 million of cash, which included a net loss of $62.8 million reduced primarily by non-cash charges for goodwill and intangible asset impairments of $220.2 million, depreciation and amortization expense of $294.8 million, non-cash interest expense of $86.6 million, and stock-based compensation expense of $34.2 million. These adjustments to net loss were partially offset by a decrease in our net deferred taxes liabilities of $121.7 million primarily the result of our amortization of intangible assets as well as our intangible asset impairment charges. Cash provided by operations also included changes in our operating assets and liabilities reflecting an increase in deferred revenue of $21.3 million and an increase in accounts payable of $7.2 million. The increase in deferred revenue was primarily due to an increase in the number of service contracts as our installed base of our Breast Health products continues to grow. The increase in accounts payable was primarily due to the timing of payments. Cash provided by operations was offset by an increase in accounts receivable of $20.2 million, an increase of inventories of $5.2 million and an increase in prepaid income taxes of $3.8 million. The increase in accounts receivable was primarily due to higher revenues in the current quarter compared to the fourth quarter of fiscal 2009. The increase in inventories was primarily related to the increase in components on hand in support of our higher sales volume as well as production of newly released products. The increase in prepaid income taxes is based on timing of estimated tax payments relative to our income tax provision.

During fiscal 2010, we used $67.0 million of cash in investing activities. This use of cash was primarily attributable to the net payment of $84.3 million of consideration for the Sentinelle Medical acquisition and $28.0 million for purchases of property and equipment, which consisted primarily of manufacturing equipment, and computer software and hardware. We also invested $18.6 million in equipment under customer usage agreements, and we purchased of $5.3 million of life insurance contracts to fund future payments under our SERP. These uses of cash were partially offset by the receipt of a $70.0 million payment from KV in connection with an amendment to the existing agreement to sell the rights to our Gestiva asset to KV upon FDA approval.

During fiscal 2010, we used $167.6 million of cash in financing activities, substantially for repayments of the term loans under our credit agreement of $174.2 million and repayments of $2.8 million under certain notes payable. We also purchased substantially all of the remaining non-controlling interest of our Third Wave Japan subsidiary for $2.7 million. Offsetting these payments was proceeds of $12.6 million from the exercise of stock options and the purchase of common shares under the employee stock purchase plan.

Debt

We had total recorded debt outstanding of $1.45 billion at September 25, 2010, which is primarily comprised of our Convertible Notes of $1.45 billion (principal $1.725 billion).

Convertible Notes.

Original Convertible Notes. On December 10, 2007, we issued and sold $1.725 billion, at par, of our 2.00% Convertible Senior Notes due 2037 (“Original Notes”). The net proceeds from the offering was approximately $1.69 billion, after deducting the underwriters’ discounts and estimated offering expenses of approximately $1.5 million payable by us, and was used to repay a portion of our then outstanding senior secured indebtedness under our Credit Agreement. At September 25, 2010, the Original Notes are recorded at $1.45 billion, which is net of the unamortized debt discount attributed to the embedded conversion feature of the Original Notes in accordance with FSP APB 14-1. See Note 5(a) contained in Item 15 of this Annual Report for more information. On November 18, 2010, we entered into separate, privately-negotiated exchange agreements under which we retired $450.0 million in aggregate principal of our Original Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037 (“Exchange Notes”). Following these transactions, $1.275 billion in principal amount of the Original Notes remain outstanding.

Holders may require us to repurchase the Original Notes on December 13, 2013, and on each of December 15, 2017, 2022, 2027 and 2032 at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest. We may redeem any of the Original Notes beginning December 18, 2013, by giving holders at least 30 days’ notice. We may redeem the Original Notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

The Original Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning June 15, 2008, and ending on December 15, 2013 and will accrete principal from December 15, 2013 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2013, we will pay contingent interest during any six month interest period to the holders of Original Notes if the “trading price”, as defined, of the Original Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the Original Notes. The holders of the Original Notes may convert the Original Notes into shares of our common stock at a conversion price of approximately $38.60 per share, subject to adjustment, prior to the close of business on September 15, 2037, subject to prior redemption or repurchase of the Original Notes, under any of the following circumstances: (1) during any calendar quarter after the calendar quarter ending December 31, 2007 if the last reported sale price of our common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (3) if the Original Notes have been called for redemption; or (4) upon the occurrence of specified corporate events.

In lieu of delivery of shares of our common stock in satisfaction of our obligation upon conversion of the Original Notes, we may elect to deliver cash or a combination of cash and shares of our common stock. If we elect to satisfy our conversion obligation solely in cash, we will deliver cash in an amount as provided in the indenture for the Original Notes. If we elect to satisfy our conversion obligation in a combination of cash and shares of our common stock, we will deliver up to a specified dollar amount of cash per $1,000 original principal amount of Original Notes, and will settle the remainder of our conversion obligation in shares of our common stock, in each case based on the daily conversion value calculated as provided in the indenture for the Original Notes. In addition, at any time on or prior to the 35th scheduled trading day prior to the maturity date of the Original Notes, we may make an irrevocable election to settle conversions of the Original Notes either solely in cash or in a combination of cash and shares of our common stock with a specified cash amount at least equal to the accreted principal amount of the Original Notes. This net share settlement election is in our sole discretion and does not require the consent of holders of the Original Notes. It is our current intent and policy to settle any conversion of the Original Notes as if we had elected to make the net share settlement election.

The Original Notes are our senior unsecured obligations and rank equally with all of our existing and future senior unsecured debt and prior to all future subordinated debt. The Original Notes are effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

Exchange Convertible Notes. On November 18, 2010, pursuant to separate, privately-negotiated exchange agreements, we retired $450.0 million in aggregate principal of our Original Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037 (Exchange Notes).

Holders may require us to repurchase the Exchange Notes on December 15, 2016, and on each of December 15, 2020, December 15, 2025, December 13, 2030 and December 14, 2035 or upon a fundamental change, as described in the Second Supplemental Indenture, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest. We may redeem any of the notes beginning December 19, 2016, by giving holders at least 30 days’ notice. We may redeem the Exchange Notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

The Exchange Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning December 15, 2010, and ending on December 15, 2016 and will accrete principal from December 15, 2016 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2016, we will pay contingent interest during any six month interest period to the holders of Exchange Notes if the “trading price”, as defined, of the Exchange Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the Exchange Notes. The holders of the Exchange Notes may convert the Exchange Notes into shares of our common stock at a conversion price of approximately $23.03 per share, subject to adjustment, prior to the close of business on September 15, 2037, subject to prior redemption or repurchase of the Exchange Notes, under any of the following circumstances: (1) during any calendar quarter after the calendar quarter ending December 31, 2010 if the last reported sale price of our common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (3) if the Exchange Notes have been called for redemption; or (4) upon the occurrence of specified corporate events.

In lieu of delivery of shares of our common stock in satisfaction of our obligation upon conversion of the Exchange Notes, we may elect to deliver cash or a combination of cash and shares of our common stock. If we elect to satisfy our conversion obligation solely in cash, we will deliver cash in an amount as provided in the indenture for the Exchange Notes. If we elect to satisfy our conversion obligation in a combination of cash and shares of our common stock, we will deliver up to a specified dollar amount of cash per $1,000 original principal amount of Exchange Notes, and will settle the remainder of our conversion obligation in shares of our common stock, in each case based on the daily conversion value calculated as provided in the indenture for the Exchange Notes. In addition, at any time on or prior to the 35th scheduled trading day prior to the maturity date of the Exchange Notes, we may make an irrevocable election to settle conversions of the Exchange Notes either solely in cash or in a combination of cash and shares of our common stock with a specified cash amount at least equal to the accreted principal amount of the Exchange Notes. This net share settlement election is in our sole discretion and does not require the consent of holders of the Exchange Notes. It is our current intent and policy to settle any conversion of the Exchange Notes as if we had elected to make the net share settlement election.

The Exchange Notes are our senior unsecured obligations and rank equally with all of our existing and future senior unsecured debt and prior to all future subordinated debt. The Exchange Notes are effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

Credit Agreement

In 2008, in connection with our acquisition of Third Wave, we entered into an amended and restated credit agreement (the Amended Credit Agreement) with Goldman Sachs Credit Partners L.P. and certain other lenders (collectively, the Lenders) and secured financing in an aggregate amount of up to $800 million. The credit facility consisted of $400 million under a senior secured tranche A term loan (Term Loan A); $200 million under a senior secured tranche B term loan (Term Loan B); and $200 million under a senior secured revolving credit facility (the Revolving Facility). We borrowed $540 million under the term loans. During fiscal 2010, we paid off the remaining outstanding principal under the term loans. On June 24, 2010, we gave notice of the termination of the Amended Credit Agreement to the Lenders, as a result the Revolving Facility is no longer available.

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

Contingent Earn-Out Payments.

As a result of the merger with Cytyc, we assumed the obligation to the former Adiana stockholders to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155 million based on worldwide sales of the Adiana System in the first year following FDA approval (“First Contingent Period”) and on annual incremental sales growth thereafter through December 31, 2012. We received FDA approval of the Adiana System on July 6, 2009, and we began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. These amounts are being recorded as additional purchase price. The total accrued contingent consideration, net at September 25, 2010 is $30.9 million, of which $25.1 million was earned during the First Contingent Period. Under the terms of the agreement, the First Contingent Period payment was paid to the Adiana shareholders in October 2010, net of certain holdbacks. The agreement includes an indemnification provision that provides for the reimbursement of qualifying legal expenses in defense of the Adiana intellectual property, and we have the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs.

On August 5, 2010, we acquired Sentinelle Medical. In addition to the up-front cash payment of $84.8 million, which was net of certain adjustments, we incurred the obligation to the former Sentinelle Medical stockholders to make contingent payouts over a two-year period of up to a maximum of $250 million. The contingent payments are based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. In accordance with U.S. generally accepted accounting principles, we recorded the acquisition date fair value of the contingent consideration obligation of $29.5 million based on our estimates and assumptions of revenue growth. Of this amount, $21.7 million is recorded as a current liability and $7.8 million is recorded as a long-term liability.

The contractual obligations table below does not include the obligation to pay contingent consideration to the shareholders of Sentinelle Medical or Adiana.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of September 25, 2010:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-Term Debt Obligations (1)	$1,362	$—	$1,725,000	$—	$1,726,362
Interest on Long-Term Debt Obligations	34,541	69,000	17,250	—	120,791
Operating Leases	18,123	29,829	21,095	40,267	109,314
Purchase Obligations	29,204	2,289	144	—	31,637
Financing Leases (2)	2,543	5,361	5,704	9,401	23,009
Long-Term Supply Contracts (3)	3,037	3,750	—	—	6,787
Pension Obligations (4)	337	728	809	7,219	9,093
Private Equity Investment (5)	674	—	—	—	674

Total Contractual Obligations	$89,821	$110,957	$1,770,002	$56,887	$2,027,667

(1)	Our Convertible Notes can first be put to us on December 13, 2013 and we have assumed for purpose of the above table that they will be paid off in fiscal 2014. On November 18, 2010, we exchanged Exchange Notes in an aggregate principal amount of $450.0 million for Original Notes in the aggregate principal amount of $450.0 million. The first put date on the Exchange Notes is December 15, 2016. The above table does not reflect this exchange. See above under Convertible Notes for additional information.

(2)	We acquired the financing leases in connection with our acquisition of Cytyc in fiscal 2008. Cytyc had executed two leases for an office building and for a manufacturing facility, which were required to be recorded on our balance sheet under US GAAP. See Note 12 to our consolidated financial statements contained in Item 15 of this Annual Report for more information.

(3)	This represents certain non-cancelable supply contracts. For reasons of quality assurance, sole source availability or cost effectiveness, certain key components and raw materials are available only from a sole supplier. To assure continuity of supply while maintaining high quality and reliability, long-term supply contracts have been executed with these suppliers. In certain of these contracts, a minimum purchase commitment has been established.

(4)	Pension obligations do not include our obligation under the SERP of $15.9 million, which is recorded as a current liability. The SERP benefits are generally paid out at retirement or termination of employment.

(5)	This represents a private equity investment commitment with a limited liability partnership, which could be paid over the succeeding two years.

The above table does not reflect our long-term liabilities associated with uncertain tax positions recorded under FIN 48 (codified primarily in ASC 740, Income Taxes) totaling $18.5 million. Due to the complexity associated with tax uncertainties, we cannot reasonably make a reliable estimate of the period in which we expect to settle these non-current liabilities. See Note 8 to our consolidated financial statements contained in Item 15 of this Annual Report for more information on our unrecognized tax benefits. In addition, certain of our cost method equity investments give us the option to acquire the company in the future. Since it is not possible to estimate when, or even if, we will exercise our option to acquire these companies, we have not included these future potential payments in the table above.

Future Liquidity Considerations

We expect to continue to review and evaluate potential acquisitions of businesses, products or technologies, and strategic alliances that we believe will complement our current or future business. Subject to the Risk Factors set forth in Part I, Item 1A of this Annual Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Report, we believe that cash flow from operations will provide us with sufficient funds in order to fund our expected operations over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments, or to repay our convertible notes. The holders of the Original Notes in the principal amount of $1.275 billion may require us to repurchase the notes on December 13, 2013, and on each of December 15, 2017, 2022, 2027 and 2032 at a repurchase price equal to 100% of their accreted principal amount, and the holders of the Exchange Notes in the principal amount of $450.0 million may require us to repurchase the notes on December 15, 2016, December 15, 2020, December 15, 2025, December 13, 2030 and December 14, 2035. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under the above-referenced Risk Factors as elsewhere in this report. These risks, trends and uncertainties may also adversely affect our long-term liquidity.

Legal Contingencies

We are currently involved in certain legal proceedings and claims. In connection with these legal proceedings and claims, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with ASC 450, Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

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

Inventory

Our inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. As a developer and manufacturer of high technology medical equipment, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures on products and prices, reliability and replacement of and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product expiration or end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Although considerable effort is made to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant negative impact on the value of our inventory and our reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

Provisions for excess or obsolete inventory are primarily based on our estimates of forecasted net sales and service usage levels. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. We record provisions for excess or obsolete inventory as cost of product revenue.

Accounts Receivable Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectability of our trade receivables based on a combination of factors, including a dialogue with the customer to determine the cause of non-payment, and evaluation of the customer’s current financial situation. In the event it is determined that the customer may not be able to meet its full obligation to us, we record a specific allowance to reduce the receivable to the amount that we expect to recover given all information present. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and our assessment of the customer’s current credit worthiness. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, for example as a result of the recent financial and economic turmoil or otherwise, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Valuation of Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. As a result of our adoption of ASC 805 in fiscal 2010, contingent consideration is recorded at fair value as measured on the date of acquisition. The value recorded is based on estimates of future financial projections under various potential scenarios, which are probability weighted as to the outcome of each scenario. These cash flow projections are discounted with an appropriate risk adjusted rate. On an ongoing basis until such contingent amounts are earned, the fair value of the liability is reassessed at each reporting period and adjusted as a component of operating expenses based on changes to the underlying assumptions. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment and actual results are likely to differ from the amounts originally recorded.

The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. The valuation of purchased research and development represents the estimated fair value at the date of acquisition related to in-process projects. Our purchased research and development represents the value of in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. As a result of our adoption of ASC 805, we capitalize these assets and record them in our consolidated balance sheet. Under ASC 805, in-process research and development assets are evaluated for impairment similar to goodwill and once the project is complete, if at all, the asset is amortized over its remaining useful life. Prior to the adoption of ASC 805, we expensed the value attributable to these in-process projects at the time of the acquisition. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the acquisitions as a whole and impairments may result.

We use the income approach to determine the fair values of our purchased research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, we consider, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects we acquired in connection with our fiscal 2010 and 2008 acquisitions, we used risk-adjusted discount rates to discount our projected cash flows, ranging from 12.5% to 20%. We believe that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

We have also used the income approach, as described above, to determine the estimated fair value of certain other identifiable intangible assets including developed technology, customer relationships and trade names. Developed technology represents patented and unpatented technology and know-how. Customer relationships represent established relationships with customers, which provide a ready channel for the sale of additional products and services. Trade names represent acquired product names that we intend to continue to utilize.

Intangible Assets and Goodwill

Intangible Assets

We amortize our intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 2 to 30 years. We review our intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, we will write-down the carrying value of the intangible asset to its fair value in the period identified. In assessing fair value, we must make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, we may be required to record impairment charges. We generally calculate fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

During the fourth quarter of fiscal 2010, in connection with our company-wide annual budgeting and strategic planning process, we determined that indicators of impairment existed in our MammoSite reporting unit, which is included in the Breast Health reportable segment, due to changing market conditions for the brachytherapy market, including downward pressure on procedure volumes due to the continuing adverse economic environment and current trends in breast cancer management, as well as competitive pricing pressures and competition from existing and alternative new technologies. These factors resulted in us lowering the financial projections for MammoSite. As a result, we performed the first step in the long-lived assets impairment test pursuant to ASC 360 and compared MammoSite’s forecasted undiscounted cash flows to the carrying value of its net assets. These undiscounted cash flows were insufficient to recover MammoSite’s carrying value. Therefore, we determined the fair value of MammoSite’s long-lived assets, which are primarily intangible assets, using a discounted cash flow technique. The expected future cash flows are Level 3 inputs under ASC 820 and are those expected to be generated by the market participants, discounted at an appropriate risk-adjusted rate. Based on the fair value of the long-lived assets, we recorded an aggregate impairment charge of $143.5 million to write these intangible assets down to their fair value. The charge was comprised of $123.4 million related to developed technology, which was recorded in cost of product sales, $11.8 million related to customer relationships and $8.3 million related to trade names, which were recorded in impairment of intangible assets. In addition, under the annual goodwill impairment test, the Company recorded a goodwill impairment charge of $76.7 million (see below for further discussion).

Goodwill

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

In performing the test, we utilize the two-step approach prescribed under ASC 350. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We consider a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales or offerings of similar companies. We base the discount rate used to arrive at a present value as the date of the impairment test on the weighted average cost of capital (“WACC”) of market participants. If the carrying value of a reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value.

We conducted our fiscal 2010 annual impairment test on the first day of the fourth quarter, consistent with our policy. We utilized discounted cash flow (“DCF”) and market approaches to estimate the fair value of our reporting units as of June 27, 2010, and believe we have used reasonable estimates and assumptions about future revenue, cost projections, cash flows and market multiples. As a result of completing Step 1, all of the Company’s reporting units, except MammoSite, had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required for these reporting units. MammoSite’s fair value has declined from fiscal 2009 primarily due to a reduction in its long-term growth rates. The changes in MammoSite’s financial projections are a result of changing market conditions for the brachytherapy market, including downward pressure on procedure volumes due to the continuing adverse economic environment and current trends in breast cancer management, as well as competitive pricing pressures and competition from existing and alternative new technologies. The DCF calculation of fair value was positively impacted by a reduction in the discount rate to 11.0% from 12.5% used in the fiscal 2009 annual impairment test.

We performed the Step 2 analysis for MammoSite, consistent with the procedures described above, and recorded a $76.7 million goodwill impairment charge. For illustrative purposes had the fair value of MammoSite been 10% lower, the charge would have been higher by $2.5 million. If the fair value of the Company’s other reporting units had been lower by 10%, one reporting unit would have failed Step 1 requiring a Step 2 analysis. This reporting unit is in the Breast Health reportable segment and had a fair value at the annual impairment measurement date that exceeded its carrying value by 4% with goodwill of $256.5 million. The fair value of the reporting unit is determined by use of the DCF, and the key assumptions that drive the fair value in this model are the WACC, terminal values, growth rates, and the amount and timing of expected future cash flows. If the current economic environment were to deteriorate, this would likely result in a higher WACC because market participants would require a higher rate of return. In the DCF as the WACC increases, the fair value decreases. The other significant factor in the DCF is our projected financial information (i.e., amount and timing of expected future cash flows and growth rates) and if these assumptions were to be adversely impacted, this could result in a reduction of the fair value of this reporting unit. For our other reporting units with goodwill aggregating $1.85 billion, we believe that these reporting units are not at risk of failing Step 1 of the goodwill impairment test.

During the first quarter of fiscal 2009, based upon a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of our market capitalization significantly below the book value of our net assets, we concluded that potential goodwill impairment indicators existed as of December 27, 2008. As a result, we performed an interim goodwill impairment analysis as of December 27, 2008. Step 1 of the impairment analysis indicated that the carrying value of the net assets of certain reporting units, acquired in connection with the Cytyc acquisition, exceeded the estimated fair value of those reporting units. As a result, we were required to perform Step 2 of the goodwill impairment test to determine the amount, if any, of goodwill impairment charges for each of the applicable reporting units. The Step 2 analysis required us to perform a hypothetical purchase price allocation for each of these reporting units to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill by reporting unit. Due to the complexities and time involved in preparing the Step 1 analysis, we had not commenced the Step 2 analysis as of February 5, 2009, the date we filed our Form 10-Q for the quarter ended December 27, 2008. As a result of the fact that we had not commenced the Step 2 analysis and the complexity of the analysis required to complete the Step 2 analysis, we were unable to determine that an impairment loss, in accordance with ASC 450, was both probable and reasonably estimable at December 27, 2008. We completed the Step 2 analysis during our second quarter of fiscal 2009, which resulted in an aggregate goodwill impairment charge of $2.34 billion. This impairment charge is comprised of $1.17 billion for GYN Surgical, $908.3 million for Diagnostics, and $265.9 million for Breast Health related to our MammoSite reporting unit acquired from Cytyc. We believe that our procedures and related assumptions for estimating the reporting units’ fair value are reasonable and consistent with the market conditions that existed at the time of the impairment test.

For illustrative purposes, had the fair values of each reporting unit for which we recorded goodwill impairment charges in the second quarter of fiscal 2009 been lower by 10% as of December 27, 2008, we would have recorded an additional impairment charge of $435.5 million. Based on our estimates as of December 27, 2008, the impact of reducing our fair value estimates for our other reporting units, for which we did not record any goodwill impairment charges, by 10% would have had no impact on the goodwill assessment for those reporting units.

We conducted our annual impairment test as of the first day of the fourth quarter of fiscal 2009. In order to complete the annual impairment test, we updated our interim impairment test results and performed detailed analyses estimating the fair value of most of our reporting units utilizing our fiscal 2010 forecast with updated long-term growth assumptions. For one reporting unit, we utilized the results of our interim impairment test. Pursuant to ASC 350-20-35-29, we concluded that it met the required criteria to use the estimated fair value determined from its interim impairment analysis for this reporting unit because 1) the composition of the assets and liabilities of this reporting unit had not changed significantly since the most recent fair value determination, 2) the most recent fair value determination resulted in a fair value that exceeded the carrying value of the reporting unit by a substantial margin, and 3) management concluded, based on an analysis of current events that had occurred and circumstances that had changed since the most recent fair value determination, that it is remote that the current fair value of the reporting unit would not exceed their carrying amounts.

As a result of completing Step 1, all of our reporting units, except one, had a fair value exceeding their carrying value, and as such Step 2 of the impairment test was not required for these reporting units. For the reporting unit that failed Step 1, we completed Step 2 and determined that an impairment charge was not required due to the fair value of the implied goodwill exceeding the carrying value of the reporting unit’s goodwill. For illustrative purposes, had the fair value of this reporting unit at June 28, 2009 been lower by 10%, the Company still would not have recorded any impairment charge. If the fair value of our other reporting units had been lower by 10%, two reporting units would have failed Step 1 requiring a Step 2 analysis. These reporting units, one in the Diagnostics reportable segment and one in the Skeletal Health reportable segment, had fair values at June 28, 2009 that exceeded their carrying values by 9% and 2%, respectively, and goodwill of $236.0 million and $8.2 million, respectively. We did not record goodwill impairment charges in fiscal 2010 for either of these reporting units.

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

Revenue Recognition

We generate revenue from the sale of products, primarily medical imaging systems and diagnostic and surgical disposable products, and related services, which are primarily support and maintenance services on our medical imaging systems.

In September 2009, the FASB ratified ASC Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends existing revenue recognition accounting standards that are currently within the scope of ASC, Subtopic 605-25, which is the revenue recognition standard for multiple-element arrangements. ASU 2009-13 provides for three significant changes to the existing multiple element revenue recognition guidance as follows:

1)	Removes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement. This may result in more deliverables being treated as separate units of accounting.

2)	Modifies the manner in which the arrangement consideration is allocated to the separately identified deliverables. ASU 2009-13 requires an entity to allocate revenue in an arrangement using its best estimate of selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”), if VSOE is not available. Each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means (VSOE or TPE) to determine the selling price of that deliverable. The arrangement consideration is allocated based on the elements’ relative selling prices.

3)	Eliminates use of the residual method and requires an entity to allocate revenue using the relative selling price method, which results in the discount in the transaction being evenly allocated to the separate units of accounting.

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

As permitted, we elected to early adopt these new accounting standards at the beginning of our first quarter of fiscal 2010 on a prospective basis for transactions originating or materially modified on or after September 27, 2009. These accounting standards generally do not change the units of accounting for our revenue transactions, and most products and services qualify as separate units of accounting. The impact of adopting these new accounting standards was not material to our financial statements for the year ended September 25, 2010, and if they were applied in the same manner to fiscal 2009 and 2008 would not have had a material impact to revenue recorded in fiscal 2009 or 2008, or any of the interim periods therein.

We recognize product revenue upon shipment provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, no right of return exists and collection of the resulting receivable is reasonably assured. Generally, our product arrangements for capital equipment sales, primarily in our Breast Health and Skeletal Health reporting segments, are multiple-element arrangements, including services, such as installation and training, and multiple products. In accordance with ASC 605-25, based on the terms and conditions of the product arrangements, we believe that these services and undelivered products can be accounted for separately from the delivered product element as our delivered products have value to our customers on a stand-alone basis. Accordingly, services not yet performed at the time of product shipment are deferred and recognized as revenue as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. There is no customer right of return in our sales agreements.

Service revenues primarily consist of amounts recorded under service and maintenance contracts and repairs not covered under warranty, installation and training, and shipping and handling costs billed to customers. Service and maintenance contract revenues are recognized ratably over the term of the contract. Other service revenues are recognized as the services are performed.

We typically determine the selling price of our products and services based on VSOE and determine VSOE based on our normal pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, our policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. We also consider the class of customer, method of distribution, and the geographies into which our products and services are sold when determining VSOE. We typically have had VSOE for our products and services.

If VSOE cannot be established, which may occur in instances when a product or service has not been sold separately, stand-alone sales are too infrequent, or product pricing is not within a narrow range, we attempt to establish the selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately.

When we cannot determine VSOE or TPE, we use ESP in the allocation of arrangement consideration. The objective of ESP is to determine the price at which we would typically transact a stand-alone sale of the product or service. ESP is determined by considering a number of factors including our pricing policies, internal costs and gross margin objectives, method of distribution, information gathered from experience in customer negotiations, market research and information, recent technological trends, competitive landscape and geographies.

Some of our products have both software and non-software components that function together to deliver the product’s essential functionality. Prior to the adoption of ASU 2009-14, we had determined that except for our CAD products and Dimensions 2D/3D full field digital mammography products (“Dimensions”), the software element in our other products was incidental in accordance with the software revenue recognition rules and were not within the scope of the software revenue recognition rules, ASC 985-605, Software—Revenue Recognition. We had determined that given the significance of the software component’s functionality to our CAD systems and Dimensions products, which are in the Breast Health segment, these products were within the scope of the software revenue recognition rules.

ASC 985-605 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on their relative VSOE of fair value. If VSOE does not exist for a delivered element, the residual method is applied in which the arrangement consideration is allocated to the undelivered elements based on VSOE with the remaining consideration recognized as revenue for the delivered elements. For multiple-element software arrangements where VSOE of fair value of Post-Contract Customer Support (“PCS”) has been established, we recognize revenue using the residual method at the time all other revenue recognition criteria have been met.

Upon the release of the Dimensions product in fiscal 2009, we completed an evaluation of the software component in accordance with the software revenue recognition rules. As a result, we had determined that the Dimensions product contained software that was more than incidental to the product as a whole and should be accounted for under the software revenue recognition rules.

In connection with the adoption of ASU 2009-14, we re-evaluated the appropriate revenue recognition treatment of our products and determined that the Dimensions products, which have both software and non-software components that function together to deliver the products’ essential functionality (i.e., it is a tangible product), are scoped out of ASC 985-605, however, our CAD products will continue to be subject to ASC 985-605. Dimensions transactions entered into prior to the first quarter of fiscal 2010 will continue to be accounted for under ASC 985-605.

Under customer usage agreements, we install certain equipment (for example, a ThinPrep Processor or a ThinPrep Imaging System) at customer sites and customers commit to purchasing minimum quantities of disposable products at a stated price (generally including a usage fee for the equipment) over a defined contract term, which is typically between three and five years. Revenue is recognized over the term of the customer usage agreement as disposable products are delivered. We also rent certain equipment to customers and revenue from rental agreements is recorded over the term of the rental agreements.

Product Warranties

Products sold are generally covered by a warranty for a period of one year. We accrue a warranty reserve at the time of revenue recognition for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased or decreased warranty claim activity or increased or decreased costs associated with servicing those claims, our warranty accrual will increase or decrease, respectively, resulting in decreased or increased gross profit. Our warranty accrual was approximately $2.8 million, $5.6 million and $9.1 million in fiscal 2010, 2009 and 2008, respectively.

Stock-Based Compensation

We recognize stock-based compensation expense associated with the fair value of stock options and restricted stock units that we issue to our employees. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We use a binomial lattice model to determine the fair value of our stock options. We consider a number of factors to determine the fair value of stock options including the advice of an outside valuation advisor and the advisor’s model. The model requires us to make estimates of the following assumptions:

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718, Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, we have determined a specific forfeiture rate for certain employee groups and have applied forfeiture rates ranging from 0% to 5% as of September 25, 2010 depending on the specific employee group. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

We recognized $34.2 million, $32.9 million and $25.7 million of stock-based compensation expense for employee equity awards in fiscal years 2010, 2009 and 2008, respectively. As of September 25, 2010, there was $32.7 million and $32.5 million of unrecognized compensation expense related to stock options and restricted stock units, respectively, that we expect to recognize over a weighted-average period of 3.3 years and 2.0 years, respectively.

Income Taxes

We use the asset and liability method for accounting for income taxes. Under this method, we determine deferred tax assets and liabilities based on the difference between financial reporting and taxes bases of our assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates and laws that will be in effect when we expect the differences to reverse.

We have recognized net deferred tax liabilities of $882.8 million at September 25, 2010 and $993.0 million at September 26, 2009. The liabilities primarily relate to deferred taxes associated with our acquisitions and the debt discount and original issuance discount on our Convertible Notes. The tax assets relate primarily net operating loss carryforwards, accruals and reserves, stock-based compensation, research credits and the payment we received on the sale of the Gestiva asset. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

On September 30, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (codified primarily in ASC 740, Income Taxes), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. As a result of our adoption of FIN 48, we recorded the cumulative effect of the change in accounting principle of $0.5 million as a decrease to opening retained earnings.

We had gross unrecognized tax benefits, including interest, of approximately $33.5 million as of September 25, 2010 and $29.2 million as of September 26, 2009. At September 25, 2010, $33.5 million represents the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. In the next twelve months, it is reasonably possible that we will reduce our unrecognized tax benefits by $4.7 million due to expiration of statute of limitations and settlements with taxing authorities, of which $3.5 million will reduce the Company’s effective tax rate.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC Topic 805, Business Combinations (formerly SFAS No. 141 (Revised 2007), Business Combinations). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC 805 replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. ASC 805 retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. ASC 805 will now require acquisition costs to be expensed as incurred, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally to affect income tax expense. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted ASC 805 effective September 27, 2009. The impact of the adoption of ASC 805 is reflected in our fiscal 2010 consolidated financial statements and notes thereto.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51 (codified within ASC Topic 810, Consolidation). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. This accounting standard clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is our 2010 fiscal year. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167) (codified in ASU 2009-17). SFAS 167 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009, which is our 2011 fiscal year. We have not completed our assessment of the impact SFAS 167, if any, will have on our financial condition, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, cost-method investments, accounts payable and debt obligations. Except for our outstanding convertible note, the fair value of these financial instruments approximates their carrying amount. At September 25, 2010, we had $1.725 billion of principal of Convertible Notes outstanding, which was recorded at $1.45 billion, net of the unamortized debt discount. The fair value of our Convertible Notes was approximately $1.62 billion as of September 25, 2010 based on the trading price as of that date.

Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. The return from cash and cash equivalents will vary as short-term interest rates change. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition.

Foreign Currency Exchange Risk. Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

We conduct business worldwide and maintain sales and service offices outside the United States as well as manufacturing facilities in Germany, Costa Rica and Canada. The expenses of our international offices are denominated in local currencies, except at our Costa Rica subsidiary, where the majority of the business is conducted in U.S. dollars. Our international sales are denominated in a number of currencies, primarily the Euro and U.S. dollar. Fluctuations in the foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency.

We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in the Euro are affected by changes in the relative strength of the U.S. dollar against the Euro. Our expenses denominated in Euros are positively affected when the United States dollar strengthens against the Euro and adversely affected when the United States dollar weakens. However, we believe that the foreign currency exchange risk is not significant. A hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse effect on our financial condition or results of operations. During fiscal 2010, 2009 and 2008, we incurred net foreign exchange losses of $1.1 million, $2.3 million and $0.7 million, respectively.

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

As of September 25, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 25, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on management’s assessment, we believe that, as of September 25, 2010, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report in which they expressed an unqualified opinion is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hologic, Inc.:

We have audited Hologic Inc.’s (the “Company”) internal control over financial reporting as of September 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hologic, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 25, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hologic, Inc. as of September 25, 2010 and September 26, 2009 and the related consolidated statements of operations, stockholders’ equity and other comprehensive loss and cash flows for each of the three years in the period ended September 25, 2010 of Hologic, Inc. and our report dated November 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 24, 2010

Changes in Internal Control over Financial Reporting

During the quarter ended September 25, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of the end of our fiscal year ended September 25, 2010 regarding the shares of our common stock available for grant or granted under stock option plans and equity incentives that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	18,778,182	$13.73	11,290,731
Equity compensation plans not approved by security holders (1)	442,577	$3.96	—

Total	19,220,759	$13.51	11,290,731

(1)	Includes the following plans: 1997 Employee Equity Incentive Plan and 2000 Acquisition Equity Incentive Plan. A description of each of these plans is as follows:

1997 Employee Equity Incentive Plan. The purposes of the 1997 Employee Equity Incentive Plan (the “1997 Plan”), adopted by the Board of Directors in May 1997, were to attract and retain key employees, consultants and advisors, to provide an incentive for them to assist us in achieving long-range performance goals, and to enable such person to participate in our long-term growth. In general, under the 1997 Plan, all employees, consultants, and advisors who were not executive officers or directors were eligible to participate in the 1997 Plan. The 1997 Plan is administered by our Compensation Committee. Participants in the 1997 Plan are eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 4,400,000 shares of our common stock were reserved for issuance under the 1997 Plan. Of the shares reserved for issuance under the 1997 Plan, options to purchase 263,747 shares are outstanding as of September 25, 2010. In September 2005, our Compensation Committee determined that no further awards would be made under this plan and cancelled all remaining 332,168 shares available for issuance under the 1997 Plan that were not subject to outstanding stock option awards.

2000 Acquisition Incentive Plan. The purpose of the 2000 Acquisition Equity Incentive Plan (the “2000 Plan”), adopted by the Board of Directors in April 2001, was to attract and retain (a) employees, consultants and advisors, of newly acquired businesses who have been or were being hired as employees, consultants or advisors of our company or any of our consolidated subsidiaries, and (b) employees, consultants and advisors, of our company who have or were anticipated to provide significant assistance in connection with the acquisition of a newly acquired business or its integration with our company, and to provide such persons an incentive for them to achieve long-range performance goals, and to enable them to participate in our long-term growth. In general, under the 2000 Plan, only employees, consultants and advisors who were not officers or directors of our company were eligible to participate in the 2000 Plan. The 2000 Plan was administered by our Compensation Committee. Participants in the 2000 Plan were eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 3,200,000 shares of our common stock were reserved for issuance under the 2000 Plan. Of the shares reserved for issuance under the 2000 Plan, options to purchase 178,830 shares were outstanding as of September 25, 2010. In September 2005, our Compensation Committee determined that no further awards would be made under this plan and cancelled all remaining 835,408 shares, available for issuance under the 2000 Plan that were not subject to outstanding stock option awards.

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

(a) The following documents are filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of September 25, 2010 and September 26, 2009

Consolidated Statements of Operations for the years ended September 25, 2010, September 26, 2009 and September 27, 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended September 25, 2010, September 26, 2009 and September 27, 2008

Consolidated Statements of Cash Flows for the years ended September 25, 2010, September 26, 2009 and September 27, 2008

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(b) Listing of Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Agreement and Plan of Merger between Hologic, Nor’easter Corp. and Cytyc dated May 20, 2007.	8-K	05/21/2007

2.2	Agreement and Plan of Merger, dated as of June 8, 2008, by and among Hologic, Thunder Tech Corp. and Third Wave Technologies, Inc.	8-K	06/09/2008

3.1	Certificate of Incorporation of Hologic.	S-1	01/24/1990

3.2	Amendment to Certificate of Incorporation of Hologic.	10-Q	03/30/1996

3.3	Certificate of Amendment to Certificate of Incorporation of Hologic.	10-K	09/24/2005

3.4	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	10/22/2007

3.5	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	03/11/2008

3.6	Second Amended and Restated By-laws of Hologic, as amended.	8-K	11/09/2009

3.7	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Hologic.	8-A	04/03/2008

4.1	Specimen Certificate for Shares of Hologic’s Common Stock.	8-A	01/31/1990

4.2	Description of Capital Stock (Contained in Hologic’s Certificate of Incorporation, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 hereto).

4.3	Amended and Restated Rights Agreement dated April 2, 2008.	8-A	04/03/2008

4.4	Form of Rights Certificate.	8-K	09/26/2002

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

4.5	Indenture, dated as of December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	12/10/2007

4.6	First Supplemental Indenture, dated December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	12/10/2007

4.7**	Second Supplemental Indenture, dated November 23, 2010, by and between Wilmington Trust Company, as Trustee, and Hologic.

10.01*	Second Amended and Restated 1990 Non-Employee Director Stock Option Plan.	10-Q	03/30/1996

10.02*	1995 Combination Stock Option Plan.	10-Q	03/30/1996

10.03*	Second Amended and Restated 1999 Equity Incentive Plan.	10-Q	03/25/2006

10.04*	Amendment No. 1 to Second Amended and Restated 1999 Equity Incentive Plan.	S-8	10/23/2007

10.05*	Amendment No. 2 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	10/22/2007

10.06*	Amendment No. 3 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	12/12/2008

10.07	1997 Employee Equity Incentive Plan.	S-8	08/20/1997

10.08	2000 Acquisition Equity Incentive Plan.	10-K	09/29/2001

10.09*	Hologic 2008 Equity Incentive Plan.	8-K	03/11/2008

10.10*	Form of Employee Stock Option Award Agreement under 2008 Equity Incentive Plan.	8-K	11/17/2008

10.11*	Form of Employee Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan.	8-K	11/17/2008

10.12*	Form of Special Retention Employee Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan.	10-Q	06/26/2010

10.13*	Form of Independent Director Stock Option Award Agreement under 2008 Equity Incentive Plan.	8-K	12/12/2008

10.14*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan.	8-K	12/12/2008

10.15*	Amended and Restated 2008 Employee Stock Purchase Plan.	10-K	09/26/2009

10.16*	Hologic 2010 Short-Term Incentive Plan.	8-K	11/17/2009

10.17*	Cytyc Corporation 1995 Stock Plan.	S-8	10/23/2007

10.18*	Cytyc Corporation 1995 Non-Employee Director Stock Option Plan.	S-8	10/23/2007

10.19*	Cytyc Corporation 1998 Stock Plan of Pro Duct Health, Inc.	S-8	10/23/2007

10.20*	Cytyc Corporation 2001 Non-Employee Director Stock Plan.	S-8	10/23/2007

10.21*	Cytyc Corporation 2004 Omnibus Stock Plan.	S-8	10/23/2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.22*	Form of Indemnification Agreement (as executed with each director of Hologic).	8-K	03/06/2009

10.23*	Amended and Restated Supplemental Executive Retirement Plan.	10-Q	12/27/2008

10.24*	Rabbi Trust Agreement.	10-K	09/30/2006

10.25*	Form of Officer Severance Agreement including list of officers to whom provided.	10-Q	03/25/2006

10.26*	Transition Agreement dated November 5, 2009, by and between Hologic and John W. Cumming.	8-K	11/09/2009

10.27*†	Form of Senior Vice President Change of Control Agreement including list of officers to whom provided.	10-Q	12/27/2008

10.28*	Form of Senior Executive Officer Change of Control Agreement including list of officers to whom provided.	8-K	11/17/2009

10.29*	Second Retention Agreement with Robert A. Cascella dated as of October 22, 2007.	8-K	10/22/2007

10.30*	Restricted Stock Grant Agreement with Robert A. Cascella dated as of October 22, 2007.	8-K	10/22/2007

10.31*	Executive Financial Services Program.	10-K	09/27/2008

10.32	Facility Lease (Danbury) dated as of December 30, 1995 by and among Melvin J. Powers and Mary P. Powers D/B/A M&N Realty and Lorad.	Trex Medical Corporation S-1	03/29/1996

10.33	Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated as of August 28, 2002.	10-K	09/28/2002

10.34	First Amendment to Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated as of October 29, 2007.	10-K	09/29/2007

10.35	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership.	Cytyc Corporation 10-K	12/31/2003

10.36	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007.	10-K	09/29/2007

10.37	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006.	10-K	09/29/2007

10.38	Lease Guaranty dated October 22, 2007 between Bel Marlborough I LLC and Hologic, as guarantor thereunder.	8-K	10/22/2007

10.39	Supply Agreement between Cytyc, Whatman, Inc. and Whatman SA dated as of December 31, 2000, as amended, October 16, 2001 and May 2, 2002.	Cytyc Corporation 10-K	12/31/2002

10.40	Form of Exchange Agreement.	8-K	11/18/2010

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

12.1**	Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for Senior Financial Officers.	8-K	10/22/2007

21.1**	Subsidiaries of Hologic.

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

****	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

†	Exhibit 10.27 filed herewith contains an updated list of officers to whom this agreement is provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLOGIC, INC.

By:	/s/ ROBERT A. CASCELLA
Robert A. Cascella
Chief Executive Officer

Date: November 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT A. CASCELLA ROBERT A. CASCELLA	Director, President and Chief Executive Officer (Principal Executive Officer)	November 24, 2010

/s/ GLENN P. MUIR GLENN P. MUIR	Director, Executive Vice President, Finance and Administration and Chief Financial Officer, (Principal Financial Officer)	November 24, 2010

/s/ ROBERT H. LAVALLEE ROBERT H. LAVALLEE	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	November 24, 2010

/s/ JOHN W. CUMMING JOHN W. CUMMING	Chairman, Director and Executive Officer	November 24, 2010

/s/ SALLY W. CRAWFORD SALLY W. CRAWFORD	Director	November 24, 2010

/s/ DAVID R. LAVANCE, JR. DAVID R. LAVANCE, JR.	Lead Independent Director	November 24, 2010

/s/ NANCY L. LEAMING NANCY L. LEAMING	Director	November 24, 2010

/s/ LAWRENCE M. LEVY LAWRENCE M. LEVY	Director	November 24, 2010

/s/ ELAINE S. ULLIAN ELAINE S. ULLIAN	Director	November 24, 2010

/s/ WAYNE WILSON WAYNE WILSON	Director	November 24, 2010

Hologic, Inc.

Consolidated Financial Statements

Years ended September 25, 2010, September 26, 2009 and September 27, 2008

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements

The Board of Directors and Stockholders of Hologic, Inc.:

We have audited the accompanying consolidated balance sheets of Hologic, Inc. as of September 25, 2010 and September 26, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended September 25, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hologic, Inc. at September 25, 2010 and September 26, 2009, and the consolidated results of its operations and cash flows for each of the three years in the period ended September 25, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for business combinations effective September 27, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hologic, Inc.’s internal control over financial reporting as of September 25, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 24, 2010

Hologic, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 25, 2010	September 26, 2009
Assets
Current assets:
Cash and cash equivalents	$515,625	$293,186
Restricted cash	942	916
Accounts receivable, less reserves of $7,769 and $7,279 respectively	283,103	263,231
Inventories	192,482	179,889
Deferred income tax assets	72,808	52,165
Prepaid income taxes	3,944	172
Prepaid expenses and other current assets	29,977	29,066

Total current assets	1,098,881	818,625

Property and equipment, at cost:
Land	8,882	8,983
Buildings and improvements	57,350	57,214
Equipment and software	207,382	187,961
Equipment under customer usage agreements	147,736	133,946
Furniture and fixtures	11,346	11,112
Leasehold improvements	41,130	39,701

	473,826	438,917
Less—accumulated depreciation and amortization	222,128	160,540

	251,698	278,377

Intangible assets, net	2,118,948	2,422,564
Goodwill	2,108,847	2,108,963
Other assets	47,460	55,697

Total assets	$5,625,834	$5,684,226

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,362	$38,373
Accounts payable	57,480	46,589
Accrued expenses	183,054	137,284
Deferred revenue	120,516	97,544
Deferred gain	79,500	9,500

Total current liabilities	441,912	329,290

Long-term debt, net of current portion	—	139,955
Convertible notes (principal of $1,725,000)	1,447,053	1,373,923
Deferred income tax liabilities	955,611	1,045,183
Deferred service obligations—long-term	10,011	11,364
Other long-term liabilities	72,698	58,534
Commitments and contingencies (Notes 12 and 15)

Stockholders’ equity
Preferred stock, $0.01 par value–1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value–750,000 shares authorized; 259,488 and 257,938 shares issued, respectively	2,595	2,579
Capital in excess of par value	5,224,399	5,182,060
Accumulated deficit	(2,527,070)	(2,464,257)
Accumulated other comprehensive income	143	7,028
Treasury stock, at cost—219 and 214 shares, respectively	(1,518)	(1,433)

Total stockholders’ equity	2,698,549	2,725,977

Total liabilities and stockholders’ equity	$5,625,834	$5,684,226

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended
	September 25, 2010	September 26, 2009	September 27, 2008
Revenues:
Product sales	$1,414,900	$1,426,986	$1,502,447
Service and other revenues	264,652	210,148	172,052

	1,679,552	1,637,134	1,674,499

Costs and expenses:
Cost of product sales	487,057	463,066	528,531
Cost of product sales—amortization of intangible assets	171,447	155,519	95,310
Cost of product sales—impairment of intangible assets	123,350	4,065	—
Cost of service and other revenues	161,060	156,998	158,140
Research and development	104,305	102,453	88,184
Selling and marketing	247,374	238,977	261,524
General and administrative	148,340	140,700	140,642
Amortization of intangible assets	54,858	51,210	25,227
Impairment of goodwill	76,723	2,340,023	—
Impairment of intangible assets	20,117	—	2,900
Litigation-related settlement charges, net	11,403	—	—
Acquired in-process research and development	2,000	—	565,200
Restructuring and divestiture charges	1,581	797	6,383

	1,609,615	3,653,808	1,872,041

Income (loss) from operations	69,937	(2,016,674)	(197,542)

Interest income	1,278	1,161	4,528
Interest expense	(127,107)	(134,957)	(133,043)
Other income (expense), net	901	(3,660)	(1,215)

Loss before income taxes	(54,991)	(2,154,130)	(327,272)
Provision for income taxes	7,822	62,512	88,316

Net loss	$(62,813)	$(2,216,642)	$(415,588)

Basic net loss per common share	$(0.24)	$(8.64)	$(1.69)

Diluted net loss per common share	$(0.24)	$(8.64)	$(1.69)

Weighted average number of common shares outstanding:
Basic	258,743	256,545	245,968

Diluted	258,743	256,545	245,968

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity	Comprehensive Loss
	Number of Shares	Par Value				Number of Shares	Amount
Balance at September 29, 2007	110,300	$1,103	$633,477	$168,453	$4,123	214	$(1,433)	$805,723
Issuance of common stock related to acquisitions	132,060	1,321	3,670,818	—	—	—	—	3,672,139
Exercise of stock options	11,398	114	170,995	—	—	—	—	171,109
Fair value of common stock issued in connection with conversion of Cytyc convertible debt	2,557	25	84,176	—	—	—	—	84,201
Fair value of vested options exchanged related to acquisitions	—	—	256,941	—	—	—	—	256,941
Issuance of common stock to employees upon vesting of restricted stock units, net of minimum tax withholdings	58	1	(1,343)	—	—	—	—	(1,342)
Stock-based compensation expense	—	—	25,664	—	—	—	—	25,664
Tax benefit related to exercise of stock options	—	—	13,109	—	—	—	—	13,109
Allocation of equity component of Convertible Notes, net of taxes			283,638					283,638
Cumulative effect of a change in accounting principle—FIN 48	—	—	—	(480)	—	—	—	(480)
Net loss	—	—	—	(415,588)	—	—	—	(415,588)	$(415,588)
Translation adjustments	—	—	—	—	1,092	—	—	1,092	1,092
Adjustment to minimum pension liability, net	—	—	—	—	(270)	—	—	(270)	(270)

Comprehensive loss									$(414,766)

Balance at September 27, 2008	256,373	2,564	5,137,475	(247,615)	4,945	214	(1,433)	4,895,936
Exercise of stock options	1,306	13	9,379	—	—	—	—	9,392
Issuance of common stock to employees upon vesting of restricted stock units, net of minimum tax withholdings	138	1	(882)					(881)
Issuance of common shares under the employee stock purchase plan	121	1	1,541	—	—	—	—	1,542
Stock-based compensation expense	—	—	32,939	—	—	—	—	32,939
Tax benefit related to exercise of stock options	—	—	1,608	—	—	—	—	1,608
Net loss	—	—	—	(2,216,642)	—	—	—	(2,216,642)	$(2,216,642)
Translation adjustments	—	—	—	—	1,666	—	—	1,666	1,666
Adjustment to minimum pension liability, net	—	—	—	—	417	—	—	417	417

Comprehensive loss									$(2,214,599)

Balance at September 26, 2009	257,938	2,579	5,182,060	(2,464,257)	7,028	214	(1,433)	2,725,977
Exercise of stock options	1,123	12	11,112					11,124
Issuance of common stock to employees upon vesting of restricted stock units, net of minimum tax withholdings	331	3	(2,442)	—	—	5	(85)	(2,524)
Issuance of common shares under the employee stock purchase plan	96	1	1,436	—	—	—	—	1,437
Stock-based compensation expense	—	—	34,160	—	—	—	—	34,160
Tax benefit related to exercise of stock options	—	—	757	—	—	—	—	757
Purchase of non-controlling interest	—	—	(2,684)	—	—	—	—	(2,684)
Net loss	—	—	—	(62,813)	—	—	—	(62,813)	$(62,813)
Translation adjustments	—	—	—	—	(4,763)	—	—	(4,763)	(4,763)
Adjustment to minimum pension liability, net	—	—	—	—	(2,122)	—	—	(2,122)	(2,122)

Comprehensive loss									$(69,698)

Balance at September 25, 2010	259,488	$2,595	$5,224,399	$(2,527,070)	$143	219	$(1,518)	$2,698,549

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended
	September 25, 2010	September 26, 2009	September 27, 2008
Operating activities
Net loss	$(62,813)	$(2,216,642)	$(415,588)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	68,463	67,195	52,413
Amortization	226,305	206,729	120,537
Fair value write-up of inventory sold	732	1,167	46,258
Non-cash interest expense	86,638	83,197	68,672
Impairment of goodwill	76,723	2,340,023	—
Impairment of intangible assets	143,467	4,065	2,900
Acquired in-process research and development	2,000	—	565,200
Stock-based compensation expense	34,160	32,939	25,664
Excess tax benefit related to exercise of non-qualified stock options	(2,043)	(2,978)	(62,740)
Deferred income taxes	(121,726)	(26,991)	(28,525)
Impairment of cost-method investments	1,100	2,243	—
Loss on divestiture	341	—	—
Loss on disposal and impairment of property and equipment	3,765	4,430	1,740
Other non-cash activity	1,008	(1,660)	2,510
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(20,211)	57,581	(58,801)
Inventories	(5,247)	(14,336)	(29,007)
Prepaid income taxes	(3,772)	17,925	74,408
Prepaid expenses and other assets	(254)	(577)	(5,662)
Accounts payable	7,151	(12,881)	(10,189)
Accrued expenses and other liabilities	(348)	(10,613)	(14,596)
Deferred revenue	21,273	19,640	27,022

Net cash provided by operating activities	456,712	550,456	362,216

Investing activities
Acquisition of businesses, net of cash acquired	(84,322)	—	(2,584,947)
Payment of additional acquisition consideration	—	(229)	(24,394)
Divestiture of business, net of cash transferred to the buyer	(1,035)	—	—
Deferred gain	70,000	—	9,500
Purchase of property and equipment	(28,010)	(31,357)	(53,536)
Increase in equipment under customer usage agreements	(18,648)	(26,877)	(25,349)
Purchase of licensed technology and other intangible assets	(500)	(6,238)	—
Proceeds from sale of intellectual property	3,000	2,250	3,000
Purchase of insurance contracts	(5,322)	(5,322)	(3,322)
Acquisition of in process research and development assets	(2,000)	—	—
Proceeds from sale of cost method investment	678	—	936
Purchases of cost method investments	(795)	(550)	—
Purchases of investment securities	—	—	(263)
Proceeds from sales and maturities of investment securities	—	—	2,638
(Increase) decrease in restricted cash	(26)	2,713	(1,332)

Net cash used in investing activities	(66,980)	(65,610)	(2,677,069)

Hologic, Inc.

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Years ended
	September 25, 2010	September 26, 2009	September 27, 2008
Financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	—	1,688,974
Payments upon conversion of Cytyc convertible notes	—	(298)	(40,574)
Proceeds under credit agreements, net of issuance costs	—	—	2,855,609
Repayments under credit agreements	(174,167)	(290,833)	(2,425,000)
Proceeds from note payable	—	—	2,062
Repayments of notes payable	(2,837)	(10,127)	(2,895)
Purchase of non-controlling interest	(2,684)	—
Excess tax benefit related to exercise of non-qualified stock options	2,043	2,978	62,740
Net proceeds from issuance of common stock pursuant to employee stock plans	12,594	10,887	171,014
Financing costs on credit agreement	—	(350)	—
Payments of employee restricted stock tax withholdings	(2,524)	(881)	(851)

Net cash (used in) provided by financing activities	(167,575)	(288,624)	2,311,079

Effect of exchange rate changes on cash and cash equivalents	282	1,303	(968)

Net increase (decrease) in cash and cash equivalents	222,439	197,525	(4,742)
Cash and cash equivalents, beginning of year	293,186	95,661	100,403

Cash and cash equivalents, end of year	$515,625	$293,186	$95,661

See accompanying notes.

Hologic, Inc.

Notes to Consolidated Financial Statements

(all tabular amounts in thousands except per share data)

1.	Operations

Hologic, Inc. (the “Company” or “Hologic”) develops, manufactures and distributes premium diagnostics, medical imaging systems and surgical products dedicated to serving the healthcare needs of women. The Company’s core business segments are focused on breast health, diagnostics, GYN surgical and skeletal health.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on the last Saturday in September. Fiscal 2010, 2009 and 2008 ended on September 25, 2010, September 26, 2009, and September 27, 2008, respectively, and each fiscal year presented included 52 weeks.

Adoption of New Accounting Standard

The Company adopted FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (codified within Accounting Standards Codification (ASC) 470, Debt) (FSP APB 14-1) in the first quarter of fiscal 2010, and adjusted its Consolidated Financial Statements as of September 26, 2009 and for the years ended September 26, 2009 and September 27, 2008 to reflect the retrospective application of FSP APB 14-1. The adjusted consolidated financial statements were previously filed with the Securities and Exchange Commission under a Current Report on Form 8-K on March 19, 2010. See Note 5(a) for additional information pertaining to the adoption of FSP APB 14-1.

Reclassifications

The Company reclassified certain expenses of $8.1 million and $6.8 million, respectively, in fiscal 2009 and fiscal 2008 from general and administrative to research and development in its Consolidated Statements of Operations to conform to the current period presentation. The Company also reclassified certain expenses of $7.2 million and $6.6 million, respectively, in fiscal 2009 and fiscal 2008 from cost of product sales to cost of service and other revenues in its Consolidated Statements of Operations to conform to the current period presentation.

The Company reclassified certain Company manufactured equipment to property and equipment from inventory and other assets of $2.9 million and $3.8 million, respectively, in its Consolidated Balance Sheet as of September 26, 2009. As a result, the Company also reclassified certain amounts in its Consolidated Statement of Cash Flows for fiscal 2009 to reflect the above reclassification matter, and cash flows from operations increased to $550.5 million from $546.4 million previously reported and cash used in investing activities increased to $65.6 million from $61.5 million previously reported. The Company also reclassified certain amounts in its Consolidated Statement of Cash Flows for the year ended September 27, 2008 to reflect the above reclassification matter, and cash flows from operations increased to $362.2 million from $361.6 million previously reported and cash used in investing activities increased to $2.677 billion from $2.676 billion previously reported.

Management’s Estimates and Uncertainties

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

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

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, dependence on third party reimbursements to support the markets of the Company’s products, early stage of development of certain products, rapid technological changes, recoverability of long-lived assets (including intangible assets and goodwill), competition, stability of world financial markets, ability to obtain regulatory approvals, changes in the regulatory environment, limited number of suppliers, customer concentration, integration of acquisitions, substantial indebtedness, government regulations, future sales or issuances of its common stock, management of international activities, protection of proprietary rights, patent and other litigation and dependence on key individuals.

Cash Equivalents

Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition. At September 25, 2010 and September 26, 2009, the Company’s cash equivalents consisted of money market accounts.

Restricted Cash

Restricted cash at September 25, 2010 and September 26, 2009 is primarily comprised of various deposits for operating leases and duty taxes.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, cost-method investments, and trade accounts receivable. The Company invests its cash and cash equivalents with high credit quality financial institutions.

The Company’s customers are principally located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, as well as global economic conditions, management does not believe significant credit risk exists as of September 25, 2010. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the health care industry. The Company maintains an allowance

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

for doubtful accounts based on accounts past due and historical collection experience. The Company’s losses related to collection of trade receivables have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable.

There were no customers with balances greater than 10% of accounts receivable as of September 25, 2010 and September 26, 2009, nor customers that represented greater than 10% of total revenues for fiscal years 2010, 2009 and 2008.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, cost-method investments, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company repaid amounts outstanding under its Amended Credit Agreement in fiscal 2010 and had $174.2 million outstanding at September 26, 2009. The amounts outstanding were subject to variable rates of interest based on current market rates, and the Company believed the carrying amounts of that obligation approximated its fair value.

The Company has $1.725 billion of principal of Convertible Notes outstanding (See Note 5) as of September 25, 2010 and September 26, 2009, which are recorded net of unamortized debt discount in the Consolidated Balance Sheets. The fair value of these Convertible Notes was approximately $1.62 billion and $1.42 billion as of September 25, 2010 and September 26, 2009, respectively, based on the trading prices as of those dates.

Supplemental Cash Flow Statement Information

	Years ended
	September 25, 2010	September 26, 2009	September 27, 2008
Cash paid during the period for income taxes	$130,486	$59,077	$40,971

Cash paid during the period for interest	$39,382	$52,001	$53,125

Non-Cash Investing Activities:
Additional acquisition contingent consideration accrued	$32,489	$1,854	$73

Non-Cash Financing Activities:
Issuance of common stock upon conversion of Cytyc convertible notes	$—	$—	$84,201

Issuance of note payable related to purchase of licensed technology	$—	$3,900	$—

Business Acquisitions, Net of Cash Acquired:
Fair value of tangible assets acquired	$17,426	$—	$695,113
Liabilities assumed	(7,434)	—	(301,441)
Fair value of options exchanged	—	—	(249,460)
Fair value of stock issued	—	—	(3,671,513)
Cost in excess of fair value of assets acquired (Goodwill)	48,906	—	4,071,767
Acquired identifiable intangible assets	67,600	—	2,579,500
Deferred tax liabilities, net	(12,247)	—	(982,630)
In-process research and development	—	—	565,200

	114,251	—	2,706,536
Less accrued contingent consideration	29,500	—	—
Less acquisition costs paid prior to September 29, 2007	—	—	6,400
Less cash and cash equivalents acquired	429	—	115,189

Net cash paid for business acquisition	$84,322	$—	$2,584,947

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

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

Inventories at September 25, 2010 and September 26, 2009 consisted of the following:

	2010	2009
Raw materials and work-in-process	$124,303	$116,983
Finished goods	68,179	62,906

	$192,482	$179,889

Property and Equipment

Property and equipment is recorded at cost less allowances for depreciation. The straight-line method of depreciation is used for all property and equipment. Repair and maintenance costs are expensed as incurred. Property and equipment are depreciated over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Building and improvements	35–40 years
Equipment and software	3–10 years
Equipment under customer usage agreements	3–8 years
Furniture and fixtures	5–7 years
Leasehold improvements	Shorter of the Original Term of Lease or Estimated Useful Life

Equipment under customer usage agreements consists of diagnostic and medical imaging equipment located at customer sites but owned by the Company. Generally, the customer has the right to use it for a period of time provided they meet certain agreed to conditions.

The Company applies the provisions of ASC 350-40, Internal-Use Software. This accounting standard requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met, and it also defines which types of costs should be capitalized and which should be expensed. The Company capitalized $1.8 million, $1.6 million, and $3.2 million during fiscal 2010, 2009 and 2008, respectively, related to company-wide Enterprise Resource Planning (“ERP”) system implementation projects, as well as upgrades and enhancements that added significant functionality to the system and has included these amounts in equipment and software in the accompanying consolidated balance sheets. The Company amortizes such costs when the ERP system and new functionality become operational. The ERP system costs are being amortized over an estimated useful life of ten years and new functionality is amortized over the remaining useful life of the related system.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

As a result of the merger with Cytyc in fiscal 2008, the Company assumed two leases under which Cytyc or the Company disbursed cash for property and equipment to build out and equip these leased facilities. Pursuant to the provisions of ASC 840, Leases, Subsection 40-15-5, the Company was deemed to be the owner of the facility during the construction periods and after completion of the construction periods. As a result, these leases are not classified as operating leases but have been recorded by the Company at fair value within property and equipment on its Consolidated Balance Sheets, with an offsetting increase to accrued expenses and other long-term liabilities. Please refer to Note 12, “Commitments and Contingencies”, for further discussion regarding the Company’s obligations under these lease agreements.

Long-Lived Assets

The Company reviews its long-lived assets, which includes property and equipment and identifiable intangible assets (see below for discussion of intangible assets), for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10-35-15, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets (ASC 360). Recoverability of these assets is evaluated by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value. Fair value is determined by either a quoted market price, if any, or a value determined by a discounted cash flow technique. There were no material impairment charges related to property and equipment in fiscal 2010, 2009 and 2008. See below for discussion of impairment of intangible assets.

Valuation of Business Combinations and Acquisition of Intangible Assets

The Company records tangible and intangible assets acquired in business combinations under the purchase method of accounting. The Company accounts for acquisitions in accordance with ASC 805, Business Combinations. The Company adopted this standard effective September 27, 2009. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The Company allocates the purchase price in excess of the fair value of the net tangible assets acquired to identifiable intangible assets, including purchased research and development, based on detailed valuations that use information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative useful life assumptions could result in different purchase price allocations and intangible asset amortization expense in current and future periods.

The valuation of purchased research and development represents the estimated fair value at the dates of acquisition related to in-process projects. The Company’s purchased research and development represents the value of in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. The Company capitalizes the value attributable to these in-process projects at the time of the acquisition pursuant to ASC 805. Prior to the adoption of ASC 805, these in-process projects were expensed at the time of acquisition. Subsequent to acquisition, in-process research and development is evaluated as an indefinite-lived intangible asset, consistent with the accounting treatment of goodwill. No additional amounts are capitalized and once the project is completed the asset is amortized over its estimated useful life. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects or for the acquisitions as a whole and impairments may result.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

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

The Company also uses the income approach, as described above, to determine the estimated fair value of certain other identifiable intangible assets including developed technology, customer relationships and trade names. Developed technology represents patented and unpatented technology and know-how. Customer relationships represent established relationships with customers, which provide a ready channel for the sale of additional products and services. Trade names represent acquired product names that the Company intends to continue to utilize.

Intangible Assets and Goodwill

Intangible Assets

Intangible assets are recorded at fair value and stated net of accumulated amortization and impairments. The Company amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 2 to 30 years. The Company evaluates the realizability of its definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, the Company uses market participant assumptions pursuant to ASC 820, Fair Value Measurements.

If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised useful life.

During the fourth quarter of fiscal 2010 in connection with the Company-wide annual budgeting and strategic planning process, the Company determined that indicators of impairment existed in its MammoSite reporting unit, which is included in the Breast Health reportable segment, due to changing market conditions for the breast brachytherapy market, including downward pressure on procedure volumes due to the continuing adverse economic environment and current trends in breast cancer management, as well as competitive pricing pressures and competition from existing and alternative new technologies. These factors resulted in the Company lowering its financial projections for MammoSite. As a result, the Company performed the first step in the long-lived assets impairment test pursuant to ASC 360 and compared MammoSite’s forecasted undiscounted cash flows to the carrying value of its net assets, and these cash flows were insufficient to recover MammoSite’s

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

carrying value. Therefore the Company determined the fair value of MammoSite’s long-lived assets, which are primarily intangible assets, using a discounted cash flow technique. The expected future cash flows are Level 3 inputs under ASC 820 and are those expected to be generated by market participants. Based on the estimated fair value of the long-lived assets, the Company recorded an aggregate impairment charge of $143.5 million to write down these intangible assets down to their fair value. The charge was comprised of $123.4 million related to developed technology, which was recorded in cost of product sales in the Consolidated Statement of Operations, $11.8 million related to customer relationships and $8.3 million related to trade names, which were recorded in impairment of intangible assets in the Consolidated Statements of Operations. In addition, under the annual goodwill impairment test, the Company recorded a goodwill impairment charge of $76.7 million (see below for further discussion).

During fiscal 2009, as a result of the Company’s conclusion that an interim impairment test of goodwill was required as of December 27, 2008 (as discussed below), the Company performed an impairment test of certain long-lived assets as of December 27, 2008. The impairment evaluation was based on expectations of future undiscounted cash flows compared to the carrying value of the long-lived asset groups. The Company’s cash flow estimates were based upon historical cash flows, as well as future projected cash flows derived from the Company-wide annual planning process and updated interim forecasting process. The Company believed that its procedures for estimating future cash flows were reasonable and consistent with market conditions at the time of estimation. The results of the Company’s interim impairment testing indicated that there was no impairment of its long-lived assets as of December 27, 2008. In those instances where indicators of impairment were identified, the Company performed an impairment test consistent with the method described above.

During the second quarter of fiscal 2009, the Company decided to discontinue selling a certain product within the Diagnostic reporting segment as a result of communications from the FDA regarding the approval process. The Company believed that its decision was an indicator of impairment, and therefore, the Company performed an impairment test in accordance with ASC 360. The Company determined that the undiscounted cash flows to be generated by the asset group over its remaining estimated useful life would not be sufficient to recover the carrying value of the asset group. Due to the insufficient cash flows to be generated, the Company determined that the asset group’s fair value was de minimus and recorded an impairment charge of $4.1 million comprised of developed technology of $2.6 million and capitalized license fees of $1.5 million. This charge is reflected in cost of product sales in the Consolidated Statement of Operations.

During the fourth quarter of fiscal 2010, the Company acquired certain in-process research and development assets. Since these assets had not alternative future use, the Company recorded an in-process research and development charge of $2.0 million. During the third quarter of fiscal 2009, the Company acquired certain developed technology of approximately $5.4 million.

Intangible assets consist of the following:

Description	As of September 25, 2010		As of September 26, 2009
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed Technology	$2,047,613	$410,801	$2,137,711	$267,259
In-process Research and Development	4,760	—	—	—
Customer Relationships	471,468	105,059	484,993	63,494
Trade Names	138,914	30,154	146,965	20,094
Patents	9,583	7,659	11,513	7,771
Non-competes	297	14	—	—

Totals	$2,672,635	$553,687	$2,781,182	$358,618

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

Amortization expense related to developed technology and patents is classified as a component of cost of product sales—amortization of intangible assets in the Consolidated Statements of Operations. Amortization expense related to customer relationships, trade names and non-competes is classified as a component of amortization of intangible assets in the Consolidated Statements of Operations.

The estimated amortization expense at September 25, 2010 for each of the five succeeding fiscal years is as follows:

Fiscal 2011	$225,964
Fiscal 2012	227,550
Fiscal 2013	216,372
Fiscal 2014	202,368
Fiscal 2015	186,453

Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other (ASC 350), the Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator.

In performing the impairment test, the Company utilizes the two-step approach prescribed under ASC 350. The first step requires a comparison of the carrying value of each reporting unit to its estimated fair value. To estimate the fair value of its reporting units for Step 1, the Company primarily utilizes the income approach. The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on the Company’s most recent budget and for years beyond the budget, the Company’s estimates are based on assumed growth rates. The Company believes its assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital (“WACC”) of market participants relative to each respective reporting unit. The market approach considers comparable market data based on multiples of revenue or earnings before taxes, depreciation and amortization (“EBITDA”). The Company believes its assumptions used to determine the fair value of its respective reporting units are reasonable. If different assumptions were used, particularly with respect to forecasted cash flows, WACCs, or market multiples, different estimates of fair value may result and there could be the potential that an impairment charge could result. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

each reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its assets and liabilities. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment charge is recorded.

The Company conducted its fiscal 2010 annual impairment test on the first day of the fourth quarter. The Company utilized DCF and market approaches to estimate the fair value of its reporting units as of June 27, 2010, and ultimately used the fair value determined by the DCF in making its impairment test conclusions. The Company believes it has used reasonable estimates and assumptions about future revenue, cost projections, cash flows and market multiples. In addition, using a DCF requires the use of a risk-adjusted discount rate for which the Company based its rate on the WACC of market participants. As a result of completing Step 1, all of the Company’s reporting units, except MammoSite, had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required for these reporting units. MammoSite’s fair value has declined from fiscal 2009 primarily due to a reduction in its long-term growth rates. The changes in MammoSite’s financial projections are a result of changing market conditions for the brachytherapy market, including downward pressure on procedure volumes due to the continuing adverse economic environment and current trends in breast cancer management, as well as competitive pricing pressures and competition from existing and alternative new technologies. The DCF calculation of fair value was positively impacted by a reduction in the discount rate to 11.0% from 12.5% used in the fiscal 2009 annual impairment test due to slight overall improvements in economic conditions and changes in the financial projections.

The Company performed the Step 2 analysis for MammoSite, consistent with the procedures described above, and recorded a $76.7 million impairment charge. For illustrative purposes had the fair value of MammoSite been 10% lower, the charge would have been higher by $2.5 million. If the fair value of the Company’s other reporting units had been lower by 10%, one reporting unit would have failed Step 1 requiring a Step 2 analysis. This reporting unit is in the Breast Health reportable segment and had a fair value at the annual impairment measurement date that exceeded its carrying value by 4% with goodwill of $256.5 million. The fair value of the reporting unit is determined by use of the DCF, and the key assumptions that drive the fair value in this model are the WACC, terminal values, growth rates, and the amount and timing of expected future cash flows. If the current economic environment were to deteriorate, this would likely result in a higher WACC because market participants would require a higher rate of return. In the DCF as the WACC increases, the fair value decreases. The other significant factor in the DCF is the projected financial information (i.e., amount and timing of expected future cash flows and growth rates) and if these assumptions were to be adversely impacted, this could result in a reduction of the fair value of this reporting unit. For the Company’s other reporting units with goodwill aggregating $1.85 billion, the Company believes that these reporting units are not at risk of failing Step 1 of the goodwill impairment test.

The Company conducted its fiscal 2009 annual impairment test for its reporting units as of the first day of the fourth quarter. In order to complete the annual impairment test, the Company updated its interim impairment test results (see below) and performed detailed analysis estimating the fair value of its reporting units utilizing its fiscal 2010 forecast with updated long-term growth assumptions. For one reporting unit, the Company utilized the results of its interim impairment test. The Company concluded that it met the required criteria to use the estimated fair value determined from its interim impairment analysis for this reporting unit because 1) the composition of the assets and liabilities of this reporting unit had not changed significantly since the most recent fair value determination, 2) the most recent fair value determination resulted in a fair value that exceeded the carrying value of the reporting unit by a substantial margin after consideration of the interim goodwill charge, and 3) management concluded, based on an analysis of current events that had occurred and circumstances that had changed since the most recent fair value determination, that it was remote that the current fair value of the reporting unit would not exceed its carrying amount.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

As a result of completing Step 1, all of the Company’s reporting units, except one, had a fair value exceeding its carrying value, and as such, Step 2 of the impairment test was not required for these reporting units. For the reporting unit that failed Step 1, the Company completed Step 2, consistent with the procedures described above, and determined that an impairment charge was not required due to the fair value of the implied goodwill exceeding the carrying value of the reporting unit’s goodwill. If the fair value of this reporting unit at June 28, 2009 had been lower by 10%, the Company still would not have recorded an impairment charge. If the fair value of the Company’s other reporting units had been lower by 10%, two reporting units would have failed Step 1 requiring a Step 2 analysis. These reporting units, one in the Diagnostics reportable segment and one in the Skeletal Health reportable segment, had fair values at this date that exceeded their carrying values by 9% and 2%, respectively, and goodwill of $236.0 million and $8.2 million, respectively.

During the first quarter of fiscal 2009, based upon a combination of factors, including the deteriorating macro-economic environment, declines in the stock market and the decline of the Company’s market capitalization significantly below the book value of the Company’s net assets, the Company concluded that potential goodwill impairment indicators existed as of December 27, 2008. As a result, the Company performed an interim goodwill impairment analysis as of December 27, 2008 in accordance with ASC 350. The Company utilized DCF and market approaches to estimate the fair value of its reporting units as of December 27, 2008 and believes it has used reasonable estimates and assumptions about future revenue, cost projections, cash flows and market multiples. In addition, using a DCF requires the use of a risk-adjusted discount rate for which the Company based its rate on the WACC of market participants. The Company performed a peer company analysis and considered the industry weighted average return on debt and equity from a market participant perspective for its reporting units. Given the disruptions in the credit and equity markets, the WACCs for each reporting unit increased between the Company’s annual test performed on the first day of its fourth quarter of fiscal 2008 and the interim test performed as of December 27, 2008. The long-term growth rates were largely consistent with those applied in the fiscal 2008 annual test, except for MammoSite, in which the long-term growth rate declined due to competitive pressures on the reporting unit’s products, as well as regulatory and reimbursement changes. The Step 1 impairment analysis indicated that the carrying value of the net assets of three of the Company’s reporting units, acquired in connection with the Cytyc acquisition, exceeded the estimated fair value of those reporting units. As a result, the Company was required to perform Step 2 of the goodwill impairment test to determine the amount, if any, of goodwill impairment charges for each of the applicable reporting units. Due to the complexities and time involved in preparing the Step 1 analysis, the Company had not commenced the Step 2 analysis as of February 5, 2009, the date it filed its Form 10-Q for the quarter ended December 27, 2008. As a result of the fact that the Company had not commenced the Step 2 analysis and the complexity of the analysis required to complete the Step 2 analysis, the Company was unable to determine that an impairment loss, in accordance with ASC 450, Contingencies, was both probable and reasonably estimable at December 27, 2008.

The Company completed the Step 2 analysis during its second quarter of fiscal 2009, which resulted in an aggregate goodwill impairment charge of $2.34 billion. This impairment charge was comprised of $1.17 billion for GYN Surgical, $908.3 million for Diagnostics, and $265.9 million for Breast Health. The impairment charges for GYN Surgical and Diagnostics were primarily attributable to the assumption of higher discount rates compared to those used in the annual impairment test performed as of the first day of the fourth quarter of fiscal 2008 (the July 2008 valuation) and the assumption that the reporting units would be purchased or sold in a taxable transaction. The impairment charge for MammoSite was a result of a combination of a higher discount rate and lower projected future cash flows compared to those used in the July 2008 valuation. The higher discount rates for the three reporting units, which range from 10% to 13.5% compared to 9% to 10% used in the July 2008 valuation, reflected an increase in the risks inherent in the estimated future cash flows and the higher rate of return a market participant would require based on the macro-economic environment at the measurement

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

date. The reduction in forecasted cash flows for the MammoSite reporting unit was due to competitive pressure on the reporting unit’s products as well as regulatory and reimbursement changes that occurred during fiscal 2009.

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

In prior years, the Company conducted its annual impairment test of goodwill for certain of its reporting units (its historical reporting units prior to the merger with Cytyc) as of the last day of the second quarter. In the fourth quarter of fiscal 2008, the Company changed the measurement date from the last day of its second quarter to the first day of its fourth quarter, in order to provide additional time to determine the fair value of its reporting units and to evaluate the results of the impairment testing. This change did not delay, accelerate or avoid an impairment charge. In addition, this change did not have any effect on the Company’s financial performance or results of operations, nor was there any impact on prior periods’ financial statements under the requirements of ASC 250, Accounting Changes and Error Corrections. The retrospective application as required under this accounting guidance was not necessary as no impairment charges had been recorded in any previously recorded financial statements nor did the change in measurement date cause any impairments.

As a result of the change in the measurement date for the Company’s annual goodwill impairment test for its historical reporting units from the last day of the second quarter to the first day of the fourth quarter, the Company evaluated, in accordance with ASC 350-20-35-9, whether the detailed determination of fair value of its historical reporting units as of March 29, 2008 could be carried forward to the first day of its fiscal fourth quarter of 2008 or if a new test of goodwill impairment was required to be performed for these historical reporting units. In its evaluation, the Company noted that the assets and liabilities of the reporting units had not changed significantly, there was sufficient margin between the carrying amount and fair value determination for each reporting unit and no events or circumstances related to these reporting units would suggest that a current fair value determination of reporting units would result in a valuation lower than the carrying amount of the reporting units. Based on this evaluation, the Company believed it sufficiently met the requirements to carry forward its estimate of fair value for these reporting units.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

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

A rollforward of goodwill activity from September 27, 2008 to September 25, 2010 is as follows:

Balance as of September 27, 2008	$4,450,496
Impairment of goodwill	(2,340,023)
Cytyc purchase price adjustments	(2,930)
Third Wave purchase price adjustments	1,450
Contingent consideration related to Adiana	1,854
Other adjustments and foreign currency translation adjustment	(1,884)

Balance as of September 26, 2009	2,108,963
Impairment of goodwill	(76,723)
Sentinelle Medical acquisition	48,906
Contingent consideration related to Adiana	32,489
Other adjustments, including taxes	(3,850)
Foreign currency translation adjustment	(938)

Balance as of September 25, 2010	$2,108,847

Accumulated goodwill impairment losses at September 25, 2010 are $2.42 billion. The allocation of goodwill by reporting segment consists of the following:

Reporting Segment	Balance as of September 25, 2010	Balance as of September 26, 2009
Breast Health	$633,393	$662,735
Diagnostics	577,205	578,290
GYN Surgical	890,098	859,739
Skeletal Health	8,151	8,199

	$2,108,847	$2,108,963

Other Assets

As of September 25, 2010 and September 26, 2009, other assets were comprised primarily of Company owned life insurance contracts, deferred financing costs, and cost-method investments.

The Company owned life insurance contracts were purchased in connection with the Company’s Supplemental Executive Retirement Plan (“SERP”) and were valued at $18.2 million and $11.6 million as of September 25, 2010 and September 26, 2009, respectively (See Note 11 for further discussion).

As of September 25, 2010 and September 26, 2009, other assets included $15.6 million and $29.0 million, respectively, of deferred financing costs related to the Company’s Convertible Notes and the Company’s Amended Credit Agreement (See Note 5). The Company was initially amortizing deferred financing costs related to the Amended Credit Agreement, which was executed in 2008, to interest expense over a five year period; however, as the Company repaid principal early, it had accelerated amortization of the deferred financing costs.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

No deferred financing amounts remain related to the Amended Credit Agreement because the loans have been repaid in full. The Company is amortizing amounts related to the Convertible Notes using the effective interest rate method over the period of earliest redemption, which is a six year period.

Other assets also include certain other cost-method investments in non-publicly traded equity securities aggregating $7.0 million and $7.6 million for fiscal 2010 and 2009, respectively. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its cost-method investments for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income (expense), net in the Consolidated Statements of Operations. During fiscal 2010 and 2009, the Company recorded other-than-temporary impairment charges of $1.1 million and $2.2 million, respectively, related to certain of its cost method investments to adjust their carrying amounts to fair value.

Research and Software Development Costs

Costs incurred for the research and development of the Company’s products are expensed as incurred. Nonrefundable advance payments for goods or services to be received in the future by the Company for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. If the Company’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments are recorded to expense in that period.

The Company accounts for the development costs of software embedded in the Company’s products for which revenues are recognized pursuant to ASC 985-605, Software Revenue Recognition, in accordance with ASC 985, Software. Costs incurred in the research, design and development of software embedded in products to be sold to customers are charged to expense until technological feasibility of the ultimate product to be sold is established. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Software development costs eligible for capitalization have not been significant to date.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830, Foreign Currency Matters. The reporting currency for the Company is the U.S. dollar. With the exception of its Costa Rica subsidiary, whose functional currency is the U.S. dollar, the functional currency of the Company’s foreign subsidiaries is their local currency. Accordingly, assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each balance sheet date. Before translation, the Company re-measures foreign currency denominated assets and liabilities, including inter-company accounts receivable and payable, into the functional currency of the respective entity, resulting in unrealized gains or losses recorded in other income (expense), net in the Consolidated Statement of Operations. Revenues and expenses are translated using average exchange rates during the respective period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are included in other income (expense), net on the Consolidated Statements of Operations and to date have not been material.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

Comprehensive (Loss) Income

ASC 220, Comprehensive Income, requires the financial statements to include the reporting of comprehensive (loss) income, which includes net (loss) income and certain transactions that have generally been reported in the statement of shareholders’ equity. Comprehensive (loss) income is disclosed in the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss.

Accumulated other comprehensive income, net of tax, consists of the following as of September 25, 2010 and September 26, 2009:

	2010	2009
Foreign currency translation adjustment	$(94)	$4,669
Minimum pension liability, net of tax of $102 and $1,011, respectively	237	2,359

	$143	$7,028

Revenue Recognition

The Company generates revenue from the sale of its products, primarily medical imaging systems and diagnostic and surgical disposable products, and related services, which are primarily support and maintenance services on its medical imaging systems.

In September 2009, the FASB ratified ASC Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends existing revenue recognition accounting standards that are currently within the scope of ASC, Subtopic 605-25, which is the revenue recognition standard for multiple-element arrangements. ASU 2009-13 provides for three significant changes to the existing multiple element revenue recognition guidance as follows:

1)	Removes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement. This may result in more deliverables being treated as separate units of accounting.

2)	Modifies the manner in which the arrangement consideration is allocated to the separately identified deliverables. ASU 2009-13 requires an entity to allocate revenue in an arrangement using its best estimate of selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”), if VSOE is not available. Each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means (VSOE or TPE) to determine the selling price of that deliverable. The arrangement consideration is allocated based on the elements’ relative selling prices.

3)	Eliminates use of the residual method and requires an entity to allocate revenue using the relative selling price method, which results in the discount in the transaction being evenly allocated to the separate units of accounting.

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

As permitted, the Company elected to early adopt these new accounting standards at the beginning of its first quarter of fiscal 2010 on a prospective basis for transactions originating or materially modified on or after September 27, 2009. These accounting standards generally do not change the units of accounting for the Company’s revenue transactions, and most products and services qualify as separate units of accounting. The impact of adopting these new accounting standards was not material to the Company’s financial statements for the year ended September 25, 2010, and if they were applied in the same manner to fiscal 2009 and 2008 would not have had a material impact to revenue recorded in fiscal 2009 or 2008 or any interim period therein.

The Company recognizes product revenue upon shipment provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable, no right of return exists and collection of the resulting receivable is reasonably assured. Generally, the Company’s product arrangements for capital equipment sales, primarily in its Breast Health and Skeletal Health reporting segments, are multiple-element arrangements, including services, such as installation and training, and multiple products. Based on the terms and conditions of the product arrangements, the Company believes that these services and undelivered products can be accounted for separately from the delivered product element as the Company’s delivered products have value to its customers on a stand-alone basis. Accordingly, services not yet performed at the time of product shipment are deferred and recognized as revenue as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. There is no customer right of return in the Company’s sales agreements.

Service revenues primarily consist of amounts recorded under service and maintenance contracts and repairs not covered under warranty, installation and training, and shipping and handling costs billed to customers. Service and maintenance contract revenues are recognized ratably over the term of the contract. Other service revenues are recognized as the services are performed.

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

Some of the Company’s products have both software and non-software components that function together to deliver the product’s essential functionality. Prior to the adoption of ASU 2009-14, the Company had determined that except for its computer-aided detection (“CAD”) products and Dimensions 2D/3D full field digital mammography products (“Dimensions”), the software element in its other products was incidental in accordance

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

with the software revenue recognition rules and were not within the scope of the software revenue recognition rules, ASC 985-605, Software—Revenue Recognition. The Company had determined that given the significance of the software component’s functionality to its CAD systems and Dimensions products, which are in the Breast Health segment, these products were within the scope of the software revenue recognition rules.

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

Upon the release of the Dimensions product in fiscal 2009, the Company completed an evaluation of the software component in accordance with the software revenue recognition rules. As a result, the Company had determined that the Dimensions product contained software that was more than incidental to the product as a whole and should be accounted for under the software revenue recognition rules.

In connection with its adoption of ASU 2009-14, the Company re-evaluated the appropriate revenue recognition treatment of its products and determined that the Dimensions products, which have both software and non-software components that function together to deliver the products’ essential functionality (i.e., it is a tangible product), are scoped out of ASC 985-605, however, its CAD products will continue to be subject to ASC 985-605. Dimensions transactions entered into prior to the first quarter of fiscal 2010 will continue to be accounted for under ASC 985-605.

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

Accounts receivable reserve activity for the fiscal years 2010, 2009 and 2008 is as follows:

	Balance at Beginning of Period	Other Adjustments	Charged to Costs and Expenses	Write- offs and Payments	Balance at End of Period
Period Ended:
September 25, 2010	$7,279	$—	$1,895	$(1,405)	$7,769
September 26, 2009	$6,326	$—	$2,334	$(1,381)	$7,279
September 27, 2008	$4,598	$(206)	$2,109	$(175)	$6,326

Cost of Service and Other Revenues

Cost of service and other revenues primarily represents payroll and related costs associated with the Company’s professional services’ employees, consultants, infrastructure costs and overhead allocations, including depreciation and rent and materials consumed in providing the service.

Stock-Based Compensation

The Company accounts for share-based payments in accordance with ASC 718, Stock Compensation. As such, all share-based payments to employees, including grants of stock options and restricted stock units, are recognized in the consolidated statement of operations based on their fair values as the date of grant.

Net Loss Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares and potential common shares from outstanding stock options, restricted stock units and convertible debt determined by applying the treasury stock method. In accordance with ASC 718, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of in-the-money stock options and restricted stock units. Since the Company has a loss for all periods presented there is no dilutive effect of common stock equivalents.

The Company applies the provisions of ASC 260, Earnings Per Share, Subsection 10-45-44, to determine diluted weighted average shares outstanding as it relates to its outstanding Convertible Notes, and due to the type of debt instrument issued, the dilutive impact of the Company’s Convertible Notes is based on the difference between the Company’s current stock price and the conversion price of the Convertible Notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the Convertible Notes. Accordingly, the Company uses the treasury stock method to determine dilutive weighted average shares related to its Convertible Notes and not the if-converted method.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

A reconciliation of basic and diluted share amounts for fiscal years 2010, 2009, and 2008 is as follows:

	September 25, 2010	September 26, 2009	September 27, 2008
Numerator:
Net loss	$(62,813)	$(2,216,642)	$(415,588)

Denominator:
Basic weighted average common shares outstanding	258,743	256,545	245,968
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	—	—	—

Diluted weighted average common shares outstanding	258,743	256,545	245,968

Basic net loss per common share	$(0.24)	$(8.64)	$(1.69)

Diluted net loss per common share	$(0.24)	$(8.64)	$(1.69)

Weighted-average anti-dilutive shares related to:
Outstanding stock options	13,260	13,489	7,303
Restricted stock units	1,427	1,575	132

Since the Company has a net loss for all periods presented, anti-dilutive shares comprise the impact of those number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income.

Product Warranties

The Company generally offers a one-year warranty for its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. The warranty reserve has decreased in fiscal 2010 from fiscal 2009 and 2008 primarily due to improved quality of the Company’s digital detectors in its full field digital mammography systems resulting in lower failure rates and lower repair costs per failure.

Product warranty activity for the years ended September 25, 2010 and September 26, 2009 is as follows:

	Balance at Beginning of Period	Provisions	Acquired	Settlements/ adjustments	Balance at End of Period
Period end:
September 25, 2010	$5,602	$3,994	$99	$(6,865)	$2,830
September 26, 2009	$9,109	$7,491	$—	$(10,998)	$5,602

Restructuring Charges and Accrual

In the fourth quarter of fiscal 2010, the Company terminated the employment of certain employees in connection with completing the Sentinelle Medical acquisition. As a result, the Company recorded severance and related benefits of $0.9 million. Certain employees will also receive stay bonuses, which are being recorded over the required service period. The terminations occurred prior to September 25, 2010.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

In the fourth quarter of fiscal 2009, the Company closed its manufacturing facility in Shanghai, China. This facility, which manufactured organic photoconductor drum coatings, was acquired in connection with the AEG acquisition in 2006. The Company recorded restructuring charges for severance benefits of $0.4 million and other costs of $0.4 million in the fourth quarter of fiscal 2009. These severance benefits were paid to the employees as of September 26, 2009. In connection with this action, the Company ceased production during the fourth quarter of 2009 and recorded impairment charges of $0.7 million in cost of product sales for manufacturing equipment that had no further utility. In the first quarter of fiscal 2010, the Company recorded an additional net charge of $0.5 million of costs related to the clean-up and closure of this facility, including stay bonuses. In the second quarter of fiscal 2010, the Company completed the sale of the capital stock of this manufacturing operation for a net sales price of $3.8 million resulting in a loss on divestiture of $0.3 million. As a result of this disposition, certain accrued amounts were reversed resulting in a net credit of $0.1 million in the second quarter of fiscal 2010, and no amounts remained accrued. The Company received $2.7 million in fiscal 2010 and the remainder of the sales price of $1.1 million was received in the first quarter of fiscal 2011.

In fiscal 2008, the Company recorded a restructuring charge of $6.4 million related to the resignation of its former Chairman of the Board of Directors, which is not included in the table below. On May 20, 2008, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Patrick J. Sullivan, Chairman of the Board of Directors of the Company. The Separation Agreement required the Company to pay Mr. Sullivan a total of $4.4 million and continue to pay Mr. Sullivan’s premiums for COBRA continuation coverage under the Company’s group medical plan for eighteen months following the effective date of the separation. In addition, the Separation Agreement provided that Mr. Sullivan’s approximately 46,000 restricted stock units granted on October 22, 2007 would become fully vested, and the time period to exercise all of his outstanding stock options, all of which were fully vested, would be extended so as to remain exercisable until August 31, 2009. The acceleration of the restricted stock units and modification of stock options resulted in a stock-based compensation charge of $1.9 million.

In fiscal 2008, as a result of the merger with Cytyc, the Company assumed previous Cytyc management approved restructuring plans designed to reduce future operating expenses by consolidating its Mountain View, California operations into its existing operations in Costa Rica and Massachusetts as well as restructuring plans relating to Cytyc’s historical acquisitions completed in March 2007. In connection with these plans, the Company assumed a total liability of approximately $4.7 million. The Company assumed an arrangement in which Cytyc had sub-leasing all of its Mountain View facility to a third party for a term of approximately five years, a period of time equivalent to the remainder of the Company’s lease of this facility. The sub-lease commenced on July 1, 2007, and the sub-lease income under this arrangement exceeded the related lease obligation. The Company did not incur any additional restructuring costs related to these plans, and these costs were paid in full during fiscal 2009.

The Company also recorded a liability of $2.8 million related to the merger with Cytyc in accordance with EITF Issue No. 95-3 (EITF 95-3), Recognition of Liabilities in Connection with a Purchase Business Combination, primarily related to the termination of certain employees, minimum inventory purchase commitments, and other contractual obligations for which business activities had been discontinued.

In fiscal 2008 as a result of the Third Wave acquisition, the Company assumed previous Third Wave management approved restructuring plans designed to reduce future operating expenses. In connection with these plans, the Company assumed a total liability related to termination benefits of approximately $7.5 million. The Company did not incur any additional restructuring costs related to retention costs for these employees.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

Changes in the restructuring accrual are as follows:

	Other	Termination Benefits
Balance at September 29, 2007	$—	$105
Cytyc balance, acquired October 22, 2007	—	4,658
Third Wave balance acquired, July 24, 2008	261	7,029
Provided under EITF No. 95-3	1,820	1,020
Adjustments	(382)	(270)
Payments	(817)	(11,233)

Balance at September 27, 2008	882	1,309
Current period charges	377	420
Adjustments	(754)	(479)
Payments	(130)	(1,202)

Balance at September 26, 2009	375	48
Current period charges, net	(328)	1,568
Adjustments	(47)	—
Payments	—	(1,556)

Balance at September 25, 2010	$—	$60

Advertising Costs

Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $12.1 million, $12.4 million and $15.3 million for fiscal 2010, 2009 and 2008, respectively, and were included in selling and marketing expense in the Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued ASC Topic 805, Business Combinations (formerly SFAS No. 141 (Revised 2007), Business Combinations). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC 805 replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. ASC 805 retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. ASC 805 will now require acquisition costs to be expensed as incurred, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally to affect income tax expense. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted ASC 805 effective September 27, 2009. The impact of the adoption of ASC 805 is reflected in the Company’s fiscal 2010 consolidated financial statements and note thereto.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51 (codified within ASC Topic 810, Consolidation). SFAS 160 amends

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167)(codified in ASU 2009-17). SFAS 167 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009, which is the Company’s 2011 fiscal year. The Company has not completed its assessment of the impact SFAS 167, if any, will have on its financial condition, results of operations or cash flows.

3.	Business Combinations

Fiscal 2010 Acquisition:

Acquisition of Sentinelle Medical

On August 5, 2010, the Company completed its acquisition of 100% of the equity interests in Sentinelle Medical Inc. (“Sentinelle Medical”), a privately held company located in Toronto, Canada, pursuant to a definitive agreement dated July 6, 2010. Sentinelle Medical develops, manufactures and markets magnetic resonance imaging (“MRI”) breast coils, tables and visualization software. Sentinelle Medical is dedicated to developing advanced imaging technologies used in high-field strength MRI systems. The Company believes Sentinelle Medical’s products will enhance and broaden its portfolio of product offerings in the areas of breast cancer detection and intervention.

The Company concluded that the acquisition of Sentinelle Medical did not represent a material business combination and therefore no pro forma financial information has been provided herein. Subsequent to the acquisition date, the Company’s results of operations include the results of Sentinelle Medical, which is a component of the Company’s Breast Health reporting segment. The Company adopted ASC 805, Business Combinations, effective September 27, 2009 and has accounted for the Sentinelle Medical acquisition as a purchase of a business under this business combination accounting standard.

The purchase price is comprised of an $84.8 million cash payment, which was net of certain adjustments, plus a two-year contingent earn out up to a maximum of $250.0 million in cash. The contingent earn out will be based on a multiple of incremental revenue growth during the two-year period following the completion of the

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

acquisition. As required by ASC 805, the Company has recorded its estimate of the fair value of the contingent consideration liability based on future revenue projections of the Sentinelle Medical business under various potential scenarios and weighted probability assumptions of these outcomes. These cash flow projections have been discounted using a rate of 16.5%. This analysis resulted in an initial contingent consideration liability of $29.5 million, which will be adjusted periodically as a component of operating expenses based on changes in fair value of the liability, primarily driven by assumptions pertaining to the achievement of the defined revenue growth milestones. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. As of September 25, 2010, there were no significant changes in the estimated outcomes for the contingent consideration recognized.

The Company did not issue any equity awards in connection with this acquisition. The Company incurred third-party transaction costs of $1.2 million, which have been expensed in fiscal 2010 and are included within general and administrative expenses.

The purchase price is as follows:

Cash portion of consideration	$84,751
Contingent consideration	29,500

Total purchase price	$114,251

The allocation of the preliminary purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of August 5, 2010. The components and allocation of the purchase price consists of the following approximate amounts:

Cash	$429
Inventory, including fair value adjustments	9,975
Other tangible assets	7,022
Accounts payable and accrued expenses	(5,378)
Deferred revenue, including fair value adjustments	(2,056)
Developed technology	60,900
In-process research and development	4,800
Trade names	1,600
Non-compete agreements	300
Deferred taxes, net	(12,247)
Goodwill	48,906

Estimated Purchase Price	$114,251

As part of the purchase price allocation, the Company determined that the separately identifiable intangible assets are developed technology, in-process research and development, trade names and non-compete agreements. The fair value of the intangible assets was determined through the application of the income approach, and the cash flow projections have been discounted using rates of 15% to 16%. Developed technology represents currently marketable purchased products that the Company will continue to sell as well as utilize to enhance and incorporate into the Company’s existing products. In determining the allocation of the purchase price to existing technology, consideration was only given to products that had been approved by the FDA. The trade names relate to both the Sentinelle Medical name as well as product names.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

The amount allocated to acquired in-process research and development represented the estimated fair value of in-process projects based on risk-adjusted cash flows utilizing a discount rate of 17%. These in-process projects had not yet reached technological feasibility and had no future alternative uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects was obtaining regulatory approval to market the underlying products. The acquired in-process research and development assets are not subject to amortization until such time the projects are complete at which time, they will be amortized over their estimated remaining useful lives ranging from 10 to 20 years. These projects relate to a prostrate MRI coil and certain software, and the projects are expected to be completed in fiscal 2011 at a cost of approximately $1.0 million.

The developed technology assets will be amortized over a weighted average life of approximately 19 years, and trade names will be amortized over a weighted average life of approximately 9 years. Non compete agreements will be amortized over 3 years.

The excess of the purchase price over the fair value of the tangible net assets and intangible assets acquired has been recorded to goodwill. The goodwill recognized is attributable to expected synergies that the Company will realize from this acquisition. None of the goodwill is expected to be deductible for income tax purposes. As of September 25, 2010, there have been no changes in the recognized amounts of goodwill resulting from the acquisition of Sentinelle Medical.

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

The Company paid $11.25 per share of Third Wave, for an aggregate purchase price of approximately $591.1 million (subject to adjustment) consisting of $575.4 million in cash in exchange for stock and warrants; approximately 668,000 of fully vested stock options granted to Third Wave employees in exchange for their vested Third Wave stock options, with an estimated fair value of $8.1 million; and $7.6 million for acquisition related fees and expenses. There are no potential contingent consideration arrangements payable to the former shareholders in connection with this transaction. Additionally, the Company granted approximately 315,000 unvested stock options in exchange for unvested Third Wave stock options, with an estimated fair value of $5.1 million, which is being recognized as compensation expense over the vesting period.

The Company determined the fair value of the options issued in connection with the acquisition in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

Securities Issued in a Purchase Business Combination). The Company determined the measurement date to be July 24, 2008, the date the transaction was completed, as the number of shares to be issued according to the exchange ratio was not fixed until this date. The Company valued the securities based on the average market price for two days before the measurement date and the measurement date itself. The weighted average stock price was determined to be $23.54.

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

The allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of July 24, 2008. The components and allocation of the purchase price consists of the following approximate amounts:

Net tangible assets acquired as of July 24, 2008	$ 87,300
Increase in inventory to fair value	5,100
Increase in property and equipment to fair value	800
In-process research and development	195,200
Developed technology	92,300
Deferred taxes	(33,100)
Goodwill	243,500

Estimated Purchase Price	$591,100

The preliminary purchase price allocation resulted in goodwill of $241.8 million as of July 24, 2008. During fiscal 2009, the Company increased goodwill approximately $1.5 million primarily related to a $3.6 million decrease in the estimated net operating loss offset by net increases of $1.7 million in the estimate of other tax attributes. At September 26, 2009, goodwill related to the Third Wave acquisition was $242.9 million.

Subsequent to the close of the Third Wave acquisition, stock options originally issued by Third Wave and converted into options to purchase Hologic common stock were exercised. The Company recorded the estimated tax benefit related to the exercise of these options as a reduction to goodwill. Such amounts are immaterial to all fiscal years presented.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

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

Acquired In-Process Research and Development

As part of the purchase price allocation, $195.2 million was allocated to acquired in-process research and development projects. The amount allocated to acquired in-process research and development represented the estimated fair value of in-process projects based on risk-adjusted cash flows utilizing a discount rate of 20%. These in-process projects had not yet reached technological feasibility and had no future alternative uses as of the date of the merger. The primary basis for determining the technological feasibility of these projects was obtaining regulatory approval to market the underlying products. The fair value attributable to these in-process projects was expensed at the time of the acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects or for the transaction as a whole.

The most significant acquired in-process technology related to Cervista HPV HR, for which the Company estimated a value of $151.2 million. At the time of, and subsequent to the acquisition, the Company sold HPV reagents that detect certain HPV HR types as Analyte Specific Reagents (“ASRs”). In 2006, Third Wave began clinical trials for PMA submissions to the FDA for Cervista HR and submitted the PMAs in April 2008. During March 2009, the FDA approved the Company’s PMAs for both the Cervista HPV HR and Cervista HPV 16/18 tests. Since receiving FDA approval, the Company has begun to transition to only selling HPV In Vitro Diagnostics (“IVDs”), which has not yet been completed. The HPV in-process research and development related only to the HPV IVDs, and the HPV ASRs were valued as developed technology.

The estimated cost to complete Third Wave’s remaining in-process research and development projects in the aggregate as of September 25, 2010 is approximately $2.8 million.

The net deferred income taxes primarily relates to the tax effect of acquired identifiable intangible assets and fair value adjustments to acquired inventory and property and equipment, as such amounts are not deductible for tax purposes.

Cytyc Corporation Merger

On October 22, 2007, the Company completed its merger with Cytyc Corporation (“Cytyc”) pursuant to the Agreement and Plan of Merger (“Merger Agreement”) executed on May 20, 2007. Under the terms and conditions of the Merger Agreement, at the effective time of the merger, Cytyc became a wholly-owned subsidiary of the Company and each share of common stock of Cytyc, issued and outstanding immediately prior to the closing, was cancelled and converted into the right to receive (i) 1.04 shares of common stock of the Company (as adjusted for the stock split effected on April 2, 2008) and (ii) $16.50 in cash. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and based on the terms of the merger, the Company was deemed to be the accounting acquirer. This conclusion was based on the facts that Hologic board members and senior management control and represented a majority of the board of directors and senior management of the combined company, as well as the terms of the merger consideration, pursuant to

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

which the Cytyc stockholders received a premium over the fair market value of their shares on such date and cash of $16.50 per share (or approximately 35% of the merger consideration). There were no preexisting relationships between the two companies.

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

Upon the close of the merger, Cytyc shareholders received an aggregate of 132 million shares of Hologic common stock and $2.1 billion in cash. In connection with the close of the merger, the Company entered into a credit agreement relating to a senior secured credit facility (the “Credit Agreement”) with Goldman Sachs Credit Partners L.P. and certain other lenders, in which the lenders committed to provide, in the aggregate, senior secured financing of up to approximately $2.55 billion to pay for the cash portion of the merger consideration, repayment of existing debt of Cytyc, expenses relating to the merger and working capital following the completion of the merger. As of the closing of the merger, the Company borrowed $2.35 billion under this Credit Agreement. See Note 5 for further discussion.

The aggregate purchase price of approximately $6.16 billion included $2.1 million in cash; 132 million shares of Hologic common stock at an estimated fair value of $3.67 billion; 16.5 million of fully vested stock options granted to Cytyc employees in exchange for their vested Cytyc stock options, with an estimated fair value of approximately $241.4 million; the fair value of Cytyc’s outstanding convertible notes assumed in the merger of $125.0 million; and approximately $24.2 million of direct acquisition costs. There were no potential contingent consideration arrangements payable to the former Cytyc shareholders in connection with this transaction.

The Company measured the fair value of the 132 million shares of the Company common stock issued as consideration in connection with the merger under EITF 99-12. The Company determined the measurement date to be May 20, 2007, the date the transaction was announced, as the number of shares to be issued according to the exchange ratio was fixed without subsequent revision. The Company valued the securities based on the average market price a few days before and after the measurement date. The weighted average stock price was determined to be $27.81.

(i) Purchase price

The purchase price is as follows:

Cash portion of consideration	$2,094,800
Fair value of securities issued	3,671,500
Fair value of vested options exchanged	241,400
Fair value of Cytyc’s outstanding convertible notes	125,000
Direct acquisition costs	24,200

Total estimated purchase price	$6,156,900

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

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

(ii) Purchase Price Allocation

The allocation of the purchase price is based upon estimates of the fair value of assets acquired and liabilities assumed as of October 22, 2007. As a result of the merger, the Company assumed Cytyc’s obligation to the former stockholders of Adiana, Inc. to make contingent earn-out payments based on the achievement of certain milestones. The Company concluded that this contingent consideration represented additional purchase price. As a result, goodwill will be increased by the amount of additional consideration as it is earned. The milestone to begin accrual of the additional consideration was achieved in the fourth quarter of fiscal 2009, and the Company has recorded a total of $34.3 million as additional goodwill through September 25, 2010. See Note 12 for additional discussion.

The Company had formulated and undertook a plan to restructure certain of Cytyc’s activities. The Company recorded a liability of $2.8 million in accordance with EITF 95-3 primarily related to the termination of certain employees, minimum inventory purchase commitments and other contractual obligations for which the related business activities have been discontinued.

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

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

In estimating the useful life of the acquired assets, the Company considered ASC 350-30-35, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors included a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. The Company is amortizing these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows as the Company believes this will approximate the pattern in which the economic benefits of the assets will be utilized or on a straight-line basis if it was deemed that the cash flows were not reliably determinable.

Acquired In-Process Research and Development

As part of the purchase price allocation, $370.0 million was allocated to acquired in-process research and development projects. The amount allocated to acquired in-process research and development represented the estimated fair value, based on risk-adjusted cash flows, related to in-process projects that had not yet reached technological feasibility and had no future alternative uses as of the date of the merger. The primary basis for determining the technological feasibility of these projects was obtaining regulatory approval to market the underlying products. The fair value attributable to these in-process projects was expensed at the time of the merger. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects or for the transaction as a whole.

The fair value assigned to acquired in-process research and development was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

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

The acquired in-process research and development related to the following research and development projects: Adiana Complete TransCervical Sterilization System, which the Company subsequently renamed the Adiana Permanent Contraception System, and expanded labeling of the NovaSure System, Gestiva, the ThinPrep Imaging System, the ThinPrep Processor and the Helica Thermal Coagulator System (“Helica”).

The most significant acquired in-process technology related to the Adiana Permanent Contraception System for which the Company had estimated a value of $220.0 million. The Adiana Permanent Contraception System includes an incisionless trans-cervical permanent sterilization device intended to be used during an office or hospital based procedure. The system consists of three different parts: a disposable applicator, an implantable polymer matrix and a radio frequency controller. The Company completed this in-process project during the third quarter of fiscal 2009 and received FDA approval on July 6, 2009.

Cytyc’s other in-process research and development projects were at different stages of development, ranging from the early stages of development to Phase IIb prototype building, ongoing clinical trials and submission to the FDA of Pre-Market Approval (“PMA”) and drug applications. FDA approval or clearance had not been granted for any of the products classified as in-process research and development, nor had Cytyc received any foreign approvals or clearances for any of these products. All products classified as in-process research and development require various levels of in-house and external testing, clinical trials and approvals from the FDA before these future products could be marketed. As of September 25, 2010, the estimated cash requirements in the aggregate to complete these remaining products were expected to be approximately $2.4 million. Certain of these projects that have been discontinued or delayed are not included in this estimate as their cost to complete and timing of completion are unknown at this time. Certain of the projects included in this estimated cash requirement have been delayed to fiscal 2010 and the estimated costs for these projects have been increased accordingly.

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

Goodwill

The preliminary purchase price allocation resulted in goodwill of approximately $3.84 billion as of October 22, 2007, the date of the merger. During the first quarter of fiscal 2009, the Company reduced goodwill in the purchase price allocation by $1.9 million primarily due to a decrease in the valuation allowance related to certain tax assets acquired where the Company has determined that it is more likely than not that these assets will be realized. Subsequent to the one year allocation period from the date of acquisition, the Company recorded additional adjustments to goodwill of $1.0 million for revisions to certain tax assets. The Company had previously reduced this goodwill in the amount of approximately $14.2 million from the date of acquisition through September 27, 2008. The reduction was primarily related to a $16.8 million increase in the preliminary valuation of assets acquired (primarily related to deferred tax assets acquired), an $1.8 million increase in the preliminary valuation of certain tangible assets and a $1.7 million increase in the preliminary valuation of certain intangible assets which were partially offset by a $5.9 million increase in the preliminary estimate of liabilities assumed (primarily related to current tax liabilities) and a $0.2 million increase in the preliminary estimate of acquisition costs and expenses.

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

Subsequent to the close of the merger with Cytyc, vested stock options originally issued by Cytyc and converted into options to purchase Hologic common stock were exercised. The Company recorded the estimated excess tax benefit of $49.3 million related to the exercise of these options as a reduction to goodwill in fiscal 2008 and $1.0 million in both fiscal 2009 and 2010.

Supplemental Pro-forma Information

The following unaudited pro-forma information presents the consolidated results of operations of the Company and Cytyc for fiscal 2008 as if the transaction had occurred at the beginning of fiscal 2007, with pro-forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing, subsequent refinancing and certain other adjustments together with related tax effects:

September 27, 2008
Revenue	$1,711,405
Net income	$186,460
Net income per common share:
Basic	$0.73
Diluted	$0.71

The $370.0 million charge for acquired in-process research and development, the fair value of the inventory step-up of $42.3 million, stock-based compensation of $60.0 million, direct acquisition fees and expenses of

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

$28.0 million and change of control payments of $18.6 million that were a direct result of the transaction are excluded from the unaudited pro forma information above. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the merger with Cytyc occurred at the beginning of the periods presented. The $195.2 million charge for acquired in-process research and development and the fair value of the inventory step-up of $3.9 million that were a direct result of the acquisition of Third Wave have been excluded from the unaudited pro forma information above. The Company has not reflected any other pro forma adjustments related to Third Wave as it was not considered a material acquisition.

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

On January 16, 2008, the Company entered into a definitive agreement to sell full U.S. and world-wide rights to its Gestiva pharmaceutical product to K-V Pharmaceutical Company (“KV”) upon approval of the pending Gestiva new drug application (the “Gestiva NDA”) by the FDA for a purchase price of $82.0 million. The Gestiva product is a drug that, if approved by the FDA, could be used in the prevention of preterm births in pregnant women with a history of at least one spontaneous preterm birth. Under this agreement, the Company received $9.5 million of the purchase price in fiscal 2008, and the balance was due upon final approval of the Gestiva NDA by the FDA on or before February 19, 2010 and the production of a quantity of Gestiva suitable to enable the commercial launch of the product. The Company recorded the $9.5 million as a deferred gain within current liabilities in the Consolidated Balance Sheet. Either party had the right to terminate the agreement if FDA approval was not obtained by February 19, 2010. On January 8, 2010, the parties executed an amendment to the agreement eliminating the date by which FDA approval must be received and extending the term indefinitely. In consideration of executing this amendment, the purchase price was increased to $199.5 million. The Company received $70.0 million upon the signing of the amendment, which has also been recorded as a deferred gain, and is due to receive an additional $25.0 million upon FDA approval of the product and an additional $95.0 million over a nine-month period beginning one year after FDA approval.

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

5.	Borrowings and Credit Arrangements

The Company had total debt with carrying values of $1.45 billion at September 25, 2010 and $1.55 billion at September 26, 2009. The Company’s borrowings consisted of the following at September 25, 2010 and September 26, 2009:

	2010	2009
Current debt obligations:
Term Loan A	$—	$28,789
Term Loan B	—	6,785
AEG debt	—	1,500
Other	1,362	1,299

Total current debt obligations	1,362	38,373

Long-term debt obligations:
Term Loan A	—	95,929
Term Loan B	—	42,664
Other	—	1,362

	—	139,955
Convertible Notes (principal of $1,725,000)	1,447,053	1,373,923

Total long-term debt obligations	1,447,053	1,513,878

Total debt obligations	$1,448,415	$1,552,251

As of September 25, 2010, the earliest date of redemption for the Convertible Notes is December 13, 2013, which is the first quarter of its fiscal 2014.

(a) Convertible Notes

On December 10, 2007, the Company issued and sold $1.725 billion aggregate original principal of 2.00% Convertible Senior Notes due 2037 (the “Convertible Notes”). The Convertible Notes are the Company’s senior unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured debt and prior to all future subordinated debt. The Convertible Notes are effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries. Net proceeds from the offering were $1.69 billion, after deducting the underwriters’ discounts of $34.5 million and estimated offering expenses of $1.5 million, were used to repay certain of the Company’s outstanding senior secured indebtedness incurred in connection with the merger with Cytyc as discussed below. At September 25, 2010, the Company has recorded the Convertible Notes at $1.45 billion, which is net of the unamortized debt discount as required by U.S. generally accepted accounting principles.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified within ASC 470, Debt). This accounting standard applies to certain convertible debt instruments that may be settled in cash (or other assets), or partially in cash, upon conversion. The liability and equity components of convertible debt instruments within the scope of this accounting standard must be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is subsequently recognized. The excess of the principal amount of the debt over the amount allocated to the liability component is recognized as the value of the

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

embedded conversion feature and is recorded within additional-paid-in capital in stockholders’ equity and amortized to interest expense using the effective interest method. This accounting standard has been applied retrospectively to all periods presented.

On September 27, 2009, the Company adopted this accounting standard, which is applicable to its Convertible Notes because its terms include cash or partial cash settlement. Accordingly, the Company is required to account for the liability and equity components of its Convertible Notes separately to reflect its nonconvertible debt borrowing rate. The consolidated financial statements have been adjusted to reflect the adoption of this accounting standard from the date of issuance of the Convertible Notes. The Company estimated the fair value of its Convertible Notes without the conversion feature as of the date of issuance (“liability component”). The estimated fair value of the liability component of $1.256 billion was determined using a discounted cash flow technique. Key inputs used to estimate the fair value of the liability component included the Company’s estimated nonconvertible debt borrowing rate as of December 10, 2007 (the date the Convertible Notes were issued), the amount and timing of cash flows, and the expected life of the Convertible Notes. The estimated effective interest rate of 7.62% was estimated by comparing other companies’ debt issuances that had features similar to the Company’s debt excluding the conversion feature and who had similar credit ratings during the same annual period as the Company.

The excess of the gross proceeds received over the estimated fair value of the liability component totaling $468.9 million has been allocated to the conversion feature (“equity component”) as an increase to capital in excess of par value with a corresponding offset recognized as a discount to reduce the net carrying value of the Convertible Notes. The discount is being amortized to interest expense over a six-year period ending December 18, 2013 (the expected life of the liability component) using the effective interest method. In addition, transaction costs are required to be allocated to the liability and equity components based on their relative percentages. As such, the adoption of this accounting standard results in a portion of the deferred financing costs being allocated to the equity component and recorded as a reduction to capital in excess of par value.

As of September 25, 2010 and September 26, 2009, the Convertible Notes and equity component (recorded in capital in excess of par value, net of income tax benefit) associated with the adoption of this accounting standard consisted of the following:

	September 25, 2010	September 26, 2009
Convertible notes principal amount	$1,725,000	$1,725,000
Unamortized discount	(277,947)	(351,077)
Net carrying amount	$1,447,053	$1,373,923
Equity component, net of taxes	$283,638	$283,638

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

The Convertible Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning June 15, 2008 and ending on December 15, 2013. The Convertible Notes will accrete principal from December 15, 2013 at a rate that provides

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2013, the Company will pay contingent interest during any six month interest period to the holders of Convertible Notes if the “trading price”, as defined, of the Convertible Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the Convertible Notes. Interest expense under the Convertible Notes for fiscal 2010, 2009 and 2008 was comprised as follows:

	Years ended
	September 25, 2010	September 26, 2009	September 27, 2008
2.00% accrued interest	$34,500	$34,269	$27,696
Amortization of debt discount	73,130	67,673	50,103
Amortization of deferred financing costs	4,092	3,786	2,803

Non-cash interest expense	77,222	71,459	52,906

	$111,722	$105,728	$80,602

The holders of the Convertible Notes may convert the notes into shares of the Company’s common stock at a conversion price of approximately $38.60 per share, subject to adjustment, prior to the close of business on September 15, 2037 under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events. None of these triggering events had occurred as of September 25, 2010.

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

Based on the Company’s evaluation of the Convertible Notes in accordance with ASC 815, Derivatives and Hedging, Subsection 40, Contracts in Entity’s Own Equity, the Company determined that the Convertible Notes contained a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment requiring bifurcation as the features were not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of September 25, 2010 and September 26, 2009.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

As of September 25, 2010, upon conversion, including the potential premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 56 million common shares to the Convertible Note holders.

On November 18, 2010, the Company entered into separate, privately-negotiated exchange agreements with certain holders of the 2.00% Senior Convertible Notes due 2037 (“Original Notes”) under which the Company retired $450.0 million in aggregate principal of such notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037 (“Exchange Notes”). Following these transactions, $1.275 billion in principal amount of the Original Notes remain outstanding.

Under the Exchange Notes, the dates the holders of the Exchange Notes may require the Company to repurchase the notes were extended by three years (as compared to such dates under the Original Notes) to December 15, 2016, December 15, 2020, December 15, 2025, December 13, 2030 and December 14, 2035. The Company may redeem the Exchange Notes beginning December 19, 2016 by giving holders at least 30 days’ notice. The price at which the holders of the Exchange Notes may convert the Exchange Notes into shares of the Company’s common stock was reduced to $23.03. In addition, the cash coupon rate of 2% will be payable semi-annually through December 15, 2016 (three years later than under the Original Notes) after which date such interest will accrete to principal. Similarly, the date on which the Company may be required to pay contingent interest was extended by three years (as compared to such date under the Original Notes) to December 15, 2016. The accounting for this transaction will be determined in the first quarter of fiscal 2011.

(b) Credit Agreement

On October 22, 2007, the Company and certain of its domestic subsidiaries entered into a senior secured credit agreement (the “Credit Agreement”) with Goldman Sachs Credit Partners L.P. and certain other lenders, (collectively, the “Lenders”). Pursuant to the terms and conditions of the Credit Agreement, the Lenders committed to provide senior secured financing in an aggregate amount of up to $2.55 billion. As of the closing of the merger with Cytyc, the Company borrowed $2.35 billion under the credit facilities. The Company used the proceeds from the credit facilities to pay the cash consideration of the merger with Cytyc, and to pay fees, commissions and expenses incurred by the Company in connection with the merger with Cytyc and the Credit Agreement. In addition, the Company used the proceeds of the credit facilities, together with the Company’s available cash, to pay the cash due upon conversion of Cytyc’s 2.25% Senior Convertible Notes due 2024 that were outstanding after the closing of the merger with Cytyc.

The credit facilities under the Credit Agreement consisted of:

•	$600.0 million senior secured Term Loan A (the “Term Loan A facility”) with a final maturity date of September 30, 2012;

•	$250.0 million senior secured Term Loan B-1 and $250.0 million senior secured Term Loan B-2 (collectively, the “Term Loan B facility”) with a final maturity date of March 31, 2013;

•	$1.25 billion senior secured capital markets term loan (the “Term Loan X facility”) with a final maturity date of April 22, 2009;

•	$200.0 million senior secured revolving credit facility (the “revolving facility”) with a final maturity date of October 22, 2012.

The Company applied the net proceeds from its Convertible Notes offering described above to repay amounts outstanding under the Credit Agreement, including all of the remaining amounts outstanding under

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

Term Loan X of $1.1 billion and Term Loan B-2 of $250.0 million. The Company also repaid a pro rata portion of the Company’s Term Loan A in the amount of $251.0 million and Term Loan B-1 in the amount of $104.0 million. During fiscal 2008, the Company also made voluntary prepayments of the remaining principal under its Term Loan X, Term Loan A and Term Loan B-1 of $150.0 million, $349.0 million and $146.0 million, respectively. There were no amounts outstanding under these term notes as of September 26, 2009.

Borrowings outstanding under the Credit Agreement from initial drawdown through final repayment in June 2008 had a weighted average interest rate of 6.72%. Interest expense under these credit facilities totaled $40.2 million during fiscal 2008, which included non-cash interest expense of $12.3 million related to the amortization of the capitalized deferred financing costs related to the Amended Credit Agreement. As of September 27, 2008, all of the deferred financing costs had been amortized, with the exception of $3.5 million of remaining deferred financing costs allocated to the revolving credit facility, as all Term Loan borrowings had been fully repaid.

In connection with the acquisition of Third Wave, on July 17, 2008, the Company entered into an amended and restated credit agreement with certain of the Lenders (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated the Company’s existing credit agreement with Goldman Sachs Credit Partners L.P. and the lenders named therein, dated as of October 22, 2007. Pursuant to the terms and conditions of the Amended Credit Agreement, the Lenders committed to provide senior secured financing in an aggregate amount of up to $800.0 million. The credit facilities under the Amended Credit Agreement consisted of $400.0 million senior secured tranche A term loan (“Term Loan A”); $200.0 million senior secured tranche B term loan (“Term Loan B”); $200.0 million senior secured revolving credit facility (the “revolving facility”).

In order to complete the acquisition of Third Wave, the Company borrowed $540.0 million under the credit facilities on July 17, 2008, consisting of $400.0 million under the Term Loan A and $140.0 million under the Term Loan B. As of September 25, 2010, no amounts were outstanding and as of September 26, 2009, the Company had an aggregate principal outstanding of $174.2 million under this credit facility. The final maturity dates for the credit facility were September 30, 2012 for the Term Loan A and Revolving Facility and March 31, 2013 for the Term Loan B. The Company had been making voluntary prepayments throughout the term of the loan, and paid off the outstanding principal during the third quarter of fiscal 2010. The Company gave notice of the termination of the Amended Credit Agreement to the Lenders and the Revolving Facility is no longer available. No early termination penalties were incurred.

Borrowings outstanding under the Amended Credit Agreement in fiscal 2010, 2009 and 2008 had a weighted average interest rate of 2.8%, 3.81%, and 5.24%, respectively. Interest expense under the Amended Credit Agreement totaled $8.2 million, $23.9 million and $8.1 million, respectively, in fiscal 2010, 2009 and 2008, which includes non-cash interest expense of $6.4 million, $10.8 million and $2.7 million, respectively, related to the amortization of the deferred financing costs. As of September 25, 2010, no deferred financing costs remain capitalized in the Consolidated Balance Sheet.

Interest expense under the Amended Credit Agreement for the Revolving Facility totaled $3.6 million, $1.9 million and $1.7 million in fiscal 2010, 2009 and 2008, respectively, consisting of commitment fees on the unused portion of this facility and non-cash interest expense of $3.0 million, $1.0 million, and $0.8 million, respectively, related to the amortization of deferred financing costs. Included in the non-cash interest expense for fiscal 2010 was a $2.2 million write-off of the remaining deferred financing costs due to the termination of the Revolving Facility.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

(c) AEG Debt

The Company’s AEG subsidiary had $1.5 million outstanding under certain debt agreements at September 26, 2009. Those amounts were paid off in fiscal 2010 and no amounts remain outstanding at September 25, 2010. Interest expense related to these loans were not significant in any period presented.

6.	Fair Value Measurements

Effective September 28, 2008 (first day of fiscal 2009), the Company adopted ASC 820, Fair Value Measurements and Disclosures, for its financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period and its nonfinancial assets and nonfinancial liabilities that are re-measured and reported at fair value at least annually. As permitted, the Company elected to defer implementation of ASC 820 as it related to its nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until fiscal 2010. The impact of adoption to non-financial assets and liabilities was not material.

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

Recurring Measurements

As of September 25, 2010 and September 26, 2009, the Company’s financial assets that are re-measured at fair value on a recurring basis consisted of $0.3 million in money market mutual funds that are classified as cash and cash equivalents in the Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets. In addition, the Company has recorded a contingent consideration liability at fair value of $29.5 million in connection with its acquisition of Sentinelle Medical. The fair value of this liability is based on Level 3 inputs and is discussed in Note 3.

Nonrecurring Measurements

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets include cost-method investments, and long-lived assets, including intangible assets and goodwill. During fiscal 2010, the Company recorded impairment charges in its Consolidated Statement of Operations of $143.5 million and $76.7 million for intangible assets and goodwill, respectively, related to its MammoSite reporting unit. For additional information pertaining to these charges, refer to Note 2.

The Company holds certain minority cost-method equity investments in non-publicly traded securities aggregating $7.0 million and $7.6 million at September 25, 2010 and September 26, 2009, respectively, which

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost. As the inputs utilized for the Company’s periodic impairment assessment are not based on observable market data, these cost method investments are classified within Level 3 of the fair value hierarchy on a non-recurring basis. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical. During fiscal 2010 and 2009, the Company recorded other-than-temporary impairment charges of $1.1 million and $2.2 million, respectively, related to certain of its cost method investments to adjust their carrying amounts to fair value.

The following chart depicts the level of inputs within the fair value hierarchy used to estimate the fair value of the MammoSite intangible assets and goodwill and a cost-method equity investment measured on a nonrecurring basis for which the Company recorded impairment charges in fiscal 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Intangible assets	$24,290			$24,290	$(143,467)
Goodwill	5,826			5,826	(76,723)
Cost method equity investment	—			—	(1,100)

					$(221,290)

7.	Pension and Other Employee Benefits

The Company has certain defined benefit pension plans covering the employees of its AEG German subsidiary (the “Pension Benefits”). As of September 25, 2010 and September 26, 2009, the Company’s pension liability is $9.1 million and $6.7 million, respectively, which is primarily recorded as a component of long-term liabilities in the Consolidated Balance Sheets. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Pension benefits are safeguarded by the Pension Guaranty Fund, a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

The tables below provide a reconciliation of benefit obligations, plan assets, funded status, and related actuarial assumptions of the Company’s German Pension Benefits.

Change in Benefit Obligation	Pension Benefits
	September 25, 2010	September 26, 2009	September 27, 2008
Benefit obligation at beginning of year	$(6,736)	$(7,323)	$(7,627)
Service cost	—	—	—
Interest cost	(401)	(469)	(424)
Plan participants’ contributions	—	—	—
Actuarial gain (loss)	(2,814)	764	665
Foreign exchange	541	(28)	(229)
Benefits paid	317	320	292

Benefit obligation at end of year	(9,093)	(6,736)	(7,323)
Plan assets	—	—	—

Funded status	$(9,093)	$(6,736)	$(7,323)

The tables below outline the components of the net periodic benefit cost and related actuarial assumptions of the Company’s German Pension Benefits plan.

Components of Net Periodic Benefit Cost	Pension Benefits
	2010	2009	2008
Service cost	$—	$—	$—
Interest cost	401	469	424
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial gain	(217)	(169)	(93)

Net periodic benefit cost	$184	$300	$331

Weighted-Average Net Periodic Benefit Cost Assumptions	2010	2009	2008
Discount rate	4.35%	6.6%	6.5%
Expected return on plan assets	0%	0%	0%
Rate of compensation increase	0%	0%	0%

The projected benefit obligation for the German Pension Benefits plans with projected benefit obligations in excess of plan assets was $9.1 million and $6.7 million at September 25, 2010 and September 26, 2009, respectively, and the accumulated benefit obligation for the German Pension Benefits plans was $9.1 million and $6.7 million at September 25, 2010 and September 26, 2009, respectively.

The Company is also obligated to pay long-term service award benefits. The projected benefit obligation for long-term service awards was $0.7 million and $0.6 million at September 25, 2010 and September 26, 2009, respectively.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

The table below reflects the total Pension Benefits expected to be paid as of September 26, 2009 from the plans.

Pension Benefits
2011	$337
2012	354
2013	374
2014	396
2015	413
2016 to 2019	2,271

The Company also maintains additional contractual pension benefits for its top German executive officers in the form of a defined contribution plan. These contributions were insignificant in fiscal 2010, 2009 and 2008.

8.	Income Taxes

The Company accounts for income taxes using the liability method as required by ASC 740, Income Taxes. Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting bases of assets and liabilities at the end of each reporting period. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company’s loss before income taxes consisted of the following:

	Years ended
	September 25, 2010	September 26, 2009	September 27, 2008
Domestic	$(70,750)	$(2,161,264)	$(323,222)
Foreign	15,759	7,134	(4,050)

	$(54,991)	$(2,154,130)	$(327,272)

The provision for income taxes consisted of the following:

	Years ended
	September 25, 2010	September 26, 2009	September 27, 2008
Federal:
Current	$105,664	$74,311	$102,212
Deferred	(108,002)	(18,462)	(27,681)

	(2,338)	55,849	74,531

State:
Current	18,334	9,804	10,411
Deferred	(11,501)	(8,351)	(1,049)

	6,833	1,453	9,362

Foreign:
Current	5,550	5,388	4,218
Deferred	(2,223)	(178)	205

	3,327	5,210	4,423

	$7,822	$62,512	$88,316

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

A reconciliation of income taxes at the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Years ended
	September 25, 2010	September 26, 2009	September 27, 2008
Income tax provision at federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) in tax resulting from:
Goodwill impairment	48.7	37.9	—
Section 199 manufacturing deduction	(11.6)	(0.3)	(2.0)
State income taxes, net of federal benefit	2.7	0.2	1.7
Permanent differences	3.1	0.1	0.5
Executive compensation	6.1	0.1	0.4
Tax credits	(6.9)	(0.2)	(0.5)
In-process research and development	—	—	60.7
State law change	—	(0.1)	0.7
Unrecognized tax benefits	7.2	0.1	0.4
Change in valuation allowance	(0.6)	0.1	—
Other	0.5	—	0.1

	14.2%	2.9%	27.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 25, 2010	September 26, 2009
Deferred tax assets
Net operating loss carryforwards	$78,779	$93,870
Nondeductible accruals	14,869	18,533
Nondeductible reserves	9,038	9,773
Stock-based compensation	26,236	18,926
Research and other credits	12,141	10,550
Convertible Notes issuance costs	1,410	2,144
Deferred gain	29,396	3,513
Other temporary differences	4,500	1,908

	176,369	159,217
Less: valuation allowance	(19,212)	(22,124)

	$157,157	$137,093

Deferred tax liabilities
Depreciation and amortization	$(782,770)	$(903,017)
Debt discount on Convertible Notes	(106,410)	(134,357)
Original issue discount	(146,101)	(89,628)
Investment in subsidiary	(4,679)	(3,109)

	$(1,039,960)	$(1,130,111)

	$(882,803)	$(993,018)

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

The effective tax rate for fiscal 2010 was significantly impacted by the goodwill impairment charge recorded in the fourth quarter of fiscal 2010, substantially all of which was not deductible for tax purposes. In addition, the Company recorded provision to return adjustments and additional reserve needs partially offset by the reversal of reserves no longer required. The reserves no longer required principally related to the sale of the Company’s manufacturing operation in Shanghai, China in the second quarter of fiscal 2010, and the expiration of the statute of limitations in several jurisdictions. The effective tax rate for fiscal 2009 was significantly impacted by the goodwill impairment charge recorded in the second quarter of fiscal 2009, substantially all of which was not deductible for tax purposes. In addition, the tax provision for fiscal 2009 included a reversal for a charge recorded in fiscal 2008 for approximately $2.3 million related to a clarification in Massachusetts tax law on apportionment for affiliates of manufacturing companies. The Company also recorded an additional $1.3 million in anticipation of losing its tax holiday status due to the closure of its manufacturing facility in Shanghai, China. The effective tax rate for fiscal 2008 was significantly impacted by the acquired in-process research and development charge related to the merger with Cytyc and Third Wave acquisition, which was not tax deductible.

Under ASC 740, the Company can only recognize a deferred tax asset for the future benefit of its tax loss and credit carryforwards to the extent that it is “more likely than not” that these assets will be realized. After considering all available positive and negative evidence, the Company has established a valuation allowance against a portion of its remaining deferred tax assets because it is more likely than not that a portion of its tax loss carryforward will not be realized. In determining the realizability of these assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. The valuation allowance decreased $2.9 million in fiscal 2010 from fiscal 2009 primarily due to the transfer of certain fully reserved tax attributes in conjunction with the sale of the Company’s manufacturing operations in Shanghai, China and the expiration of certain federal net operating losses.

During fiscal 2010, the Company recorded a $0.8 million increase to capital in excess of par and a $1.1 million decrease to goodwill related to the excess tax benefit of stock options exercised in fiscal 2010. During fiscal 2009, the Company recorded a $1.6 million increase to capital in excess of par and a $1.1 million decrease to goodwill related to the excess tax benefit of stock options exercised in fiscal 2009.

As of September 25, 2010, the Company had gross federal, state and foreign net operating losses of $137.5 million, $4.9 million and $32.8 million respectively, and federal, state and foreign credit carryforwards of $5.9 million, $8.7 million and $0.3 million respectively, that it believes are more likely than not that they will be realized. The $137.5 million federal net operating losses exclude $9.5 million of net operating losses, which the Company believes will expire unutilized. The $4.9 million state net operating losses exclude $23.3 million of net operating losses, which the Company believes will expire unutilized. The following table summarizes the expiration periods of the net operating losses and credit carryforwards:

	Period of Expiration
	2010-2016	2017-2021	2022-2026	2027-2031	No expiration	Total
Federal net operating losses	966	29,310	46,789	60,438	—	137,503
State net operating losses	279	9	1,146	3,445	—	4,879
Foreign net operating losses	—	271	17,779	—	14,794	32,844
Federal R&D credits	139	2,580	2,965	254	299	6,237
CA credits	—	—	—	—	1,959	1,959
CT credits	—	1,265	1,839	—	—	3,104
MA credits	—	600	1,238	—	506	2,344
IN credits	926	410	—	—	—	1,336

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

On September 30, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (codified within ASC 740-10), and recorded the cumulative effect of the change in accounting principle of $0.5 million as a decrease to opening retained earnings.

The Company has gross unrecognized tax benefits, including interest, of $33.5 million as of September 25, 2010 and $29.2 million as of September 26, 2009. At September 25, 2010, $33.5 million represents the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. In the next twelve months it is reasonably possible that the Company will reduce the balance of its unrecognized tax benefits by $4.7 million due to expiration of statute of limitations and settlements with taxing authorities, of which $3.5 million will reduce the Company’s effective tax rate.

The Company’s unrecognized income tax benefits are as follows:

	September 25, 2010	September 26, 2009
Balance at beginning of fiscal year	$28,073	$19,447
Tax positions related to current year:
Additions	2,364	2,532
Reductions	—	—
Tax positions related to prior years:
Additions related to change in estimate	3,682	1,391
Reductions	(675)	—
Settlements	(193)	(405)
Lapses in statutes of limitations	(1,461)	(492)
Acquired tax positions:
Additions related to reserves acquired from Third Wave	—	5,600

Balance as of the end of the fiscal year	$31,790	$28,073

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, as part of income tax expense in its Consolidated Statements of Operations. As of September 25, 2010 and September 26, 2009, accrued interest was $1.7 million and $1.2 million, respectively, net of federal benefit. As of September 25, 2010, no penalties have been accrued.

The Company and its subsidiaries are subject to United States federal income tax, as well as income tax in multiple state and foreign jurisdictions. The current tax returns are open for audit through fiscal 2014. The Company is currently under audit by the United States Internal Revenue Service (the “IRS”) for fiscal years 2007 and 2008. The audit has not been completed and the IRS has not issued a report on its audit. The Company has a tax holiday in Costa Rica that currently does not materially impact its effective tax rate and is scheduled to expire in 2015.

The Company intends to reinvest, indefinitely, approximately $26.8 million of unremitted foreign earnings. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

9.	Stockholders’ Equity and Stock-Based Compensation

Common Shares Authorization

On October 22, 2007, the Company’s certificate of incorporation was amended to increase the number of authorized shares of the Company’s common stock thereunder from 180 million to 600 million. At the Company’s March 11, 2008 Annual Meeting of Stockholders, an increase in the number of authorized shares of common stock from 600 million to 750 million was approved.

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

At the Company’s March 11, 2008 Annual Meeting of Stockholders, the Company’s 2008 Equity Incentive Plan (the “2008 Equity Plan”) was approved. In connection with this approval, the Company’s 1999 Second Amended and Restated Equity Incentive Plan was terminated. The purpose of the 2008 Equity Plan is to provide stock options, stock issuances and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company and its parents and subsidiaries, and any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company. The 2008 Equity Plan is administered by the Board of Directors of the Company, and a total of 20 million shares were reserved for issuance under this Plan. As of September 25, 2010, the Company had approximately 11.3 million shares available for future grant under this plan.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

The Company has assumed certain other plans in connection with the Cytyc merger and Third Wave acquisition, and no shares are available for future grant under these plans.

Grant-Date Fair Value

Effective with the adoption of ASC 718, the Company elected to use a binomial lattice model to determine the fair value of its stock options. The Company considers a number of factors to determine the fair value of options including the assistance of an outside valuation advisor. Information pertaining to stock options granted during fiscal 2010, 2009 and 2008 and related assumptions are noted in the following table:

	Years ended
	September 25, 2010	September 26, 2009	September 27, 2008
Options granted	2,858	3,007	3,224
Weighted-average exercise price	$15.65	$14.43	$32.84
Weighted-average grant date fair value	$5.87	$5.40	$10.61
Assumptions:
Risk-free interest rates	1.8%	2.0%	2.7% to 4.0%
Expected life (in years)	3.9	4.0	3.8 to 4.6
Expected volatility	47%	46%	36% to 38%
Dividend yield	—	—	—

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

Stock-Based Compensation Expense

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and restricted stock units (“RSU”). The vesting term of stock options is generally five years with annual vesting of 20% per year on the anniversary of the grant date, and RSUs generally either cliff vest at the end of three years or vest over four years with annual vesting at 25% per year on the anniversary of the grant date. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 5% as of September 25, 2010 depending on the specific employee group. This analysis is re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

Stock-based compensation expense from the issuance of stock options and RSUs in fiscal 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Cost of revenues	$4,332	$3,522	$2,293
Research and development	4,011	3,960	2,806
Selling and marketing	5,313	5,161	3,487
General and administrative	20,504	20,296	15,137
Restructuring charge	—	—	1,941

	$34,160	$32,939	$25,664

Stock-based compensation expense related to stock options was $13.3 million, $13.8 million, and $14.0 million in fiscal years 2010, 2009 and 2008, respectively. Stock compensation expense related to RSUs was $20.9 million, $19.1 million, and $11.7 million in fiscal years 2010, 2009 and 2008, respectively. The related tax benefit recorded in the Consolidated Statements of Operations was $9.9 million, $9.8 million and $8.4 million in fiscal years 2010, 2009 and 2008, respectively. At September 25, 2010, there was $32.7 million and $32.5 million of unrecognized compensation expense related to stock options and RSUs, respectively, to be recognized over a weighted average period of 3.3 years and 2.0 years, respectively.

Included in stock-based compensation expense for fiscal 2008 was $2.7 million as a result of the acceleration of vesting for certain outstanding Hologic stock options upon the close of the merger with Cytyc. The original terms of these employee stock options provided for acceleration of vesting upon a change of control. In addition, stock-based compensation expense includes a total of $3.5 million related to option modifications during fiscal 2008. During this period, the Company recorded $0.8 million related to a modification of certain options to extend the period of time to exercise upon termination from 90 days to August 31, 2009 upon termination of the Company’s Chairman of the Board of Directors (See Note 2). The Company also recorded $2.3 million of stock-based compensation as a result of a modification of certain Hologic stock options in connection with the merger with Cytyc Agreement in May 2007. The modification provided for acceleration of vesting of the unvested options upon a termination as a result of a change of control, as well as an extension of the period to exercise vested options from 90 days to December 31, 2009, which occurred upon the close of the merger with Cytyc. Additionally, stock-based compensation expense included $0.5 million related to certain former Third Wave executives who were terminated.

In fiscal 2008, stock-based compensation included $0.6 million as a result of the acceleration of vesting for certain outstanding Hologic restricted stock units upon the close of the merger with Cytyc. The original terms of these restricted stock units provided for acceleration of vesting upon a change of control. Fiscal 2008 stock-based compensation also included $1.2 million related to the acceleration of certain restricted stock units related to a separation agreement with the Company’s Chairman of the Board of Directors.

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

Option Exchange Program

On December 22, 2008, the Board of Directors approved, subject to stockholder approval, a stock option exchange program (the “Option Exchange Program”). The Option Exchange Program was approved at the Annual Meeting of Stockholders held on March 4, 2009. The Option Exchange Program permitted eligible employees to exchange their outstanding options issued on January 16, 2008 at an exercise price per share of $33.31 for a lesser number of new options (“New Options”), with such number of New Options issuable upon exchange calculated pursuant to an exchange ratio based on the original exercise price of the surrendered option. The exchange offer expired on April 5, 2009. Pursuant to the Option Exchange Program, the New Options have an exercise price of $14.87, which is 110% of the last reported closing sales price of the Company’s common stock as of the date of the new grant, which was April 5, 2009. The total number of stock options eligible to be exchanged of approximately 784,000 was exchanged for 406,000 New Options.

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

Share Based Payment Activity

The following table summarizes all stock option activity under the Company’s stock option plans for the year ended September 25, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at September 26, 2009	14,553
Granted	2,858	$15.65
Cancelled/forfeited	(743)	17.26
Exercised	(1,123)	9.91		$7,282

Options outstanding at September 25, 2010	15,545	$16.70	4.45	$45,218

Options exercisable at September 25, 2010	9,425	$15.81	3.68	$37,452

Options vested and expected to vest at September 25, 2010 (1)	15,166	$16.71	4.41	$44,720

(1)	This represents the number of vested stock options as of September 25, 2010 plus the unvested outstanding options at September 25, 2010 expected to vest in the future, adjusted for estimated forfeitures.

During fiscal 2009 and 2008, the total intrinsic value of options exercised (i.e., the difference between the market price on the date of exercise and the price paid by the employee to exercise the options) was $10.5 million and $197.0 million, respectively.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

A summary of the Company’s RSU activity during the year September 25, 2010 is presented below:

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 26, 2009	2,770	$21.96
Granted.	1,619	15.27
Vested	(487)	15.47
Forfeited	(226)	21.49

Non-vested at September 25, 2010	3,676	$19.90

The number of RSUs vested includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. During fiscal 2010, 2009 and 2008 the total fair value of RSUs vested was $7.5 million, $5.0 million and $2.0 million, respectively.

Employee Stock Purchase Plan

At the Company’s March 11, 2008 Annual Meeting of Stockholders, the Company’s 2008 Employee Stock Purchase Plan (the “ESPP”) was approved. The plan meets the criteria set forth in ASC 718’s definition of a non-compensatory plan and does not give rise to stock-based compensation expense. Employees who have completed three consecutive months, or two years, whether or not consecutive, of employment with the Company or any of its participating subsidiaries are eligible to participate in the ESPP. The ESPP plan period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the plan period. A total of 400,000 shares may be issued under the ESPP. During fiscal 2010 and 2009, the Company issued approximately 96,000 and 121,000 shares under the ESPP, respectively.

10.	Profit Sharing 401(k) Plan

The Company has a qualified profit sharing plan covering substantially all of its employees. Contributions to the plan are at the discretion of the Company’s Board of Directors. The Company made contributions of $5.9 million, $5.7 million and $5.3 million for fiscal years 2010, 2009 and 2008, respectively.

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

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

Beginning in fiscal 2007, annually the Compensation Committee of the Board of Directors has approved a discretionary cash contribution to the SERP for each year. Discretionary contributions by the Company to the SERP are held in a Rabbi Trust. The Company is recording compensation expense for the SERP discretionary contributions ratably over the three-year vesting period, which totaled $2.1 million, $1.8 million and $0.9 million in fiscal years 2010, 2009 and 2008, respectively. The full amount of the discretionary contribution, net of forfeitures, is recorded within accrued expenses in the Consolidated Balance Sheets.

The Company has purchased Company-owned group life insurance contracts, in which both voluntary and discretionary Company SERP contributions are invested, to fund payment of the Company’s obligation to the SERP participants. The total amount invested at September 25, 2010 and September 26, 2009 was $18.2 million and $11.6 million, respectively, which approximated the total of employee voluntary contributions into the plan and the Company’s cash portion of its discretionary contribution. The values of these life insurance contracts are recorded with other long-term assets in the Consolidated Balance Sheets. Changes in the cash surrender value of life insurance contracts, which were not significant in fiscal 2010, 2009 and 2008, are recorded as a component of other income (expense), net in the Consolidated Statements of Operations.

12.	Commitments and Contingencies

Contingent Earn-Out Payments

As a result of the merger with Cytyc in October 2007, the Company assumed the obligation to the former Adiana, Inc. stockholders to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155.0 million based on worldwide sales of the Adiana Permanent Contraception System in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. FDA approval of the Adiana Permanent Contraception System occurred on July 6, 2009, and the Company began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. The agreement includes an indemnification provision that provides for the reimbursement of qualifying legal expenses in defense of the Adiana intellectual property, and the Company has the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs. The Company is recording legal fees related to the Conceptus litigation matter (described below) as a reduction to the accrued contingent consideration payments, which will result in a lower payment to the Adiana shareholders. The total contingent consideration recorded as additional purchase price as of September 25, 2010 is $34.3 million. Under the terms of the agreement, the first payment was paid to the Adiana shareholders in October 2010 net of amounts withheld for the legal indemnification provision.

The Company also has a contingent consideration obligation related to its Sentinelle Medical acquisition. This liability has been recorded at its fair value of $29.5 million pursuant to ASC 805. Refer to Note 3 for additional information.

Finance Lease Obligations

As a result of the merger with Cytyc, the Company assumed the obligation to a non-cancelable lease agreement for a building with approximately 164,000 square feet located in Alajuela, Costa Rica, to be used as a manufacturing and office facility. The Company moved into this new location during fiscal 2009. The Company was responsible for a significant portion of the construction costs and therefore was deemed, for accounting purposes, to be the owner of the building during the construction period, in accordance with ASC 840, Leases, Subsection 40-15-5. During the year ended September 27, 2008, the Company recorded an additional $4.4

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

million in fair market value of the building, which was completed in fiscal 2008. This is in addition to the $3.0 million fair market value of the land and the $7.7 million fair market value related to the building constructed that Cytyc had recorded as of October 22, 2007. The Company has recorded such fair market value within property and equipment on its Consolidated Balance Sheets. At September 25, 2010, the Company has recorded $1.6 million in accrued expenses and $16.7 million in other long-term liabilities related to this obligation in the Consolidated Balance Sheet. The term of the lease, which commenced in May 2008, is for a period of approximately ten years with the option to extend for two consecutive five-year terms.

At the completion of the construction period, the Company reviewed the lease for potential sale-leaseback treatment in accordance with ASC 840, Subsection 40, Sale-Leaseback Transactions. Based on its analysis, the Company determined that the lease did not qualify for sale-leaseback treatment. Therefore, the building, leasehold improvements and associated liabilities will remain on the Company’s financial statements throughout the lease term, and the building and leasehold improvements will be depreciated on a straight line basis over their estimated useful lives of 35 years.

Future minimum lease payments, including principal and interest, under this lease were as follows at September 25, 2010:

Amount
Fiscal 2011	$1,561
Fiscal 2012	1,616
Fiscal 2013	1,672
Fiscal 2014	1,731
Fiscal 2015	1,791
Thereafter	5,497

Total minimum payments	13,868
Less-amount representing interest	(5,027)

Total	$8,841

In addition, as a result of the merger with Cytyc, the Company assumed the obligation to a non-cancelable lease agreement for a building with approximately 146,000 square feet located in Marlborough, Massachusetts, to be principally used as an additional manufacturing facility. In 2011, the Company will have an option to lease an additional 30,000 square feet. As part of the lease agreement, the lessor agreed to allow the Company to make significant renovations to the facility to prepare the facility for the Company’s manufacturing needs. The Company was responsible for a significant amount of the construction costs and therefore was deemed, for accounting purposes, to be the owner of the building during the construction period in accordance with ASC 840-40-15-5. The $13.2 million fair market value of the facility is included within property and equipment, net on the Consolidated Balance Sheet. At September 25, 2010, the Company has recorded $1.0 million in accrued expenses and $15.6 million in other long-term liabilities related to this obligation in the Consolidated Balance Sheet. The term of the lease is for a period of approximately 12 years commencing on November 14, 2006 with the option to extend for two consecutive 5-year terms. Based on its ASC 840-40 analysis, the Company determined that the lease did not qualify for sale-leaseback treatment. Therefore, the improvements and associated liabilities will remain on the Company’s financial statements throughout the lease term, and the leasehold improvements will be depreciated on a straight line basis over their estimated useful lives of up to 35 years.

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

Future minimum lease payments, including principal and interest, under this lease were as follows at September 25, 2010:

Amount
Fiscal 2011	$982
Fiscal 2012	982
Fiscal 2013	1,091
Fiscal 2014	1,091
Fiscal 2015	1,091
Thereafter	3,904

Total minimum payments	9,141
Less-amount representing interest	(3,012)

Total	$6,129

Long-Term Supply Contract

As a result of the merger with Cytyc, the Company assumed certain non-cancelable supply contracts. For reasons of quality assurance, sole source availability or cost effectiveness, certain key components and raw materials are available only from a sole supplier and Cytyc had entered into certain long-term supply contracts to assure continuity of supply.

Future supply commitments under these long-term supply contracts are as follows as of September 25, 2010:

Amount
Fiscal 2011	$3,000
Fiscal 2012	3,000
Fiscal 2013	750

$6,750

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

Operating Leases

The Company conducts its operations in leased facilities under operating lease agreements that expire through fiscal 2022. The Company leases certain equipment under operating lease agreements that expire through fiscal 2015. Substantially all of the Company’s lease agreements require the Company to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. The Company makes customary representations and warranties and agrees to certain financial covenants and indemnities. In the event the Company defaults on a lease, typically the landlord may terminate

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

the lease, accelerate payments and collect liquidated damages. As of September 25, 2010, the Company was not in default of any covenants contained in the lease. Certain of the Company’s lease agreements provide for renewal options. Such renewal options are at rates similar to the current rates under the agreements.

Future minimum lease payments under all of the Company’s operating leases at September 25, 2010 are as follows:

Amount
Fiscal 2011	$18,123
Fiscal 2012	16,212
Fiscal 2013	13,617
Fiscal 2014	11,940
Fiscal 2015	9,155
Thereafter	40,267

Total (not reduced by minimum sublease rentals of $2,776)	$109,314

Rent expense, net of sublease income, was $17.8 million, $17.1 million, and $13.9 million for fiscal years 2010, 2009 and 2008, respectively.

The Company subleases a portion of some of its facilities that it leases and has received rental income of $1.6 million, $1.5 million and $1.0 million fiscal years 2010, 2009 and 2008, respectively, which has been recorded as an offset to rent expense. The Company subleases a portion of its Newark, DE facility and received rental income of $1.9 million, $1.6 million and $1.6 million in fiscal years 2010, 2009 and 2008, respectively, which has been recorded as an offset to rent expense. The future minimum annual rental income payments under these sublease agreements at September 25, 2010 are as follows:

Amount
Fiscal 2011	$3,181
Fiscal 2012	2,686
Fiscal 2013	1,531
Fiscal 2014	1,531
Fiscal 2015	893

Total	$9,822

Workforce Subject to Collective Bargaining Agreements

Approximately 205 of AEG’s German employees are represented by a Works Council and are subject to collective bargaining agreements. None of the Company’s other employees are subject to a collective bargaining agreement.

13.	Business Segments and Geographic Information

The Company reports segment information in accordance with ASC 280, Segment Reporting. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision maker is the president, and the Company’s reportable segments have been identified based on the end markets to which its

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

product are sold into. Each reportable segment generates revenue from either the sale of medical equipment and related services and/or sale of disposable supplies, primarily used in providing diagnostic tests and surgical procedures. For all periods presented, the Company has four reportable segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. Certain reportable segments represent an aggregation of operating units within each segment. The Company measures and evaluates its reportable segments based on segment revenues and operating income (loss).

Identifiable assets for the four principal operating segments consist of inventories, intangible assets, and property and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company presents all other identifiable assets as corporate assets. Intersegment sales and transfers are not significant. Segment information for fiscal years 2010, 2009 and 2008 is as follows:

	Years ended
	September 25, 2010	September 26, 2009	September 27, 2008
Total revenues:
Breast Health	$755,542	$728,884	$860,848
Diagnostics	552,501	547,892	485,004
GYN Surgical	283,142	264,900	221,069
Skeletal Health	88,367	95,458	107,578

	$1,679,552	$1,637,134	$1,674,499

Operating income (loss):
Breast Health	$(93,623)	$(122,559)	$211,704
Diagnostics	100,469	(809,640)	(172,538)
GYN Surgical	53,071	(1,097,685)	(241,450)
Skeletal Health	10,020	13,210	4,742

	$69,937	$(2,016,674)	$(197,542)

Depreciation and amortization:
Breast Health	$47,992	$50,764	$38,990
Diagnostics	166,124	157,562	97,282
GYN Surgical	68,848	56,341	30,702
Skeletal Health	11,804	9,257	5,976

	$294,768	$273,924	$172,950

Capital expenditures:
Breast Health	$8,971	$10,966	$17,493
Diagnostics	5,573	7,779	10,585
GYN Surgical	5,092	5,856	14,119
Skeletal Health	8,374	6,756	11,339

	$28,010	$31,357	$53,536

Identifiable assets:
Breast Health	$988,041	$1,133,714	$1,435,674
Diagnostics	1,802,148	1,942,494	2,976,854
GYN Surgical	1,834,773	1,860,834	3,080,365
Skeletal Health	30,293	30,937	25,151
Corporate	970,579	716,247	608,768

	$5,625,834	$5,684,226	$8,126,812

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

As a result of the Company’s long-lived assets impairment test and goodwill impairment test related to MammoSite, a reporting unit in Breast Health, performed as June 27, 2010, the Company recorded intangible asset impairment charges of $143.5 million to write down intangible assets to fair value and $76.7 million to reduce the reporting unit’s goodwill. These charges are reflected in Breast Health’s operating loss for fiscal 2010.

As a result of the Company’s interim impairment analysis of goodwill as of December 27, 2008, the Company recorded a goodwill impairment charge of $2.34 billion during the three months ended March 28, 2009 comprised of $1.17 billion for GYN Surgical, $908.3 million for Diagnostics, and $265.9 million for Breast Health. These charges are reflected in each reportable segments’ operating loss for fiscal 2009. In connection with its acquisitions in fiscal 2008, the Company recorded in-process research and development charges of $280.4 million in Diagnostics and $284.8 million in GYN Surgical.

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

The Company operates in the following major geographic areas as noted in the below chart. Product sales data is based upon customer location, and internationally totaled $302.3 million, $291.4 million and $297.3 million in fiscal 2010, 2009 and 2008, respectively. The Company’s sales in Europe are predominantly derived from Germany, the United Kingdom and the Netherlands. The Company’s sales in Asia are predominantly derived from China, Japan and Australia. The “All others” designation includes Canada, Latin America and the Middle East.

Product sales by geography as a percentage of total product sales are as follows:

	Years ended
	September 25, 2010	September 26, 2009	September 27, 2008
United States	79%	80%	80%
Europe	12%	12%	12%
Asia	5%	4%	4%
All others	4%	4%	4%

	100%	100%	100%

The Company’s property and equipment, net are geographically located as follows:

	Years ended
	September 25, 2010	September 26, 2009
United States	$183,383	$206,630
Costa Rica	35,984	35,886
Europe	28,060	32,328
All other countries	4,271	3,533

	$251,698	$278,377

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

14.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other long-term liabilities consist of the following:

	September 25, 2010	September 26, 2009
Accrued Expenses
Accrued compensation and employee benefits	$75,772	$66,052
Contingent consideration	52,562	—
Accrued income and other taxes	14,278	18,056
Accrued interest	9,892	10,184
Other accrued expenses	30,550	42,992

	$183,054	$137,284

	September 25, 2010	September 26, 2009
Other Long-Term Liabilities
Accrued lease obligation—long-term	$32,326	$31,650
Reserve for income tax uncertainties	18,533	14,728
Pension liabilities—long-term	8,756	6,404
Other	13,083	5,752

	$72,698	$58,534

15.	Litigation and Other Matters

On October 5, 2007, Ethicon Endo-Surgery, Inc. (“Ethicon”), a Johnson & Johnson operating company, filed a complaint against Hologic and its wholly-owned subsidiary Suros in the United States District Court for the Southern District of Ohio, Western Division. The complaint alleged that certain of the ATEC biopsy systems manufactured and sold by Suros infringed Ethicon patents, and sought to enjoin Hologic and Suros from conducting acts of unfair competition and infringing the patents as well as the recovery of unspecified damages and costs. On August 6, 2009, Ethicon filed a second complaint against the Company and its wholly-owned subsidiary Suros in the United States District Court for the District of Delaware. The complaint alleged that certain of the Eviva biopsy systems manufactured and sold by Suros infringed Ethicon patents and sought to enjoin Hologic and Suros from infringing the patents as well as recovery of damages and costs resulting from the alleged infringement. On February 17, 2010, the Company entered into a settlement agreement with Ethicon relating to the two lawsuits previously filed by Ethicon, and one previously filed by Hologic against Ethicon. As a result of the settlement agreement, all outstanding litigation between the parties has been dismissed, without acknowledgement of liability by either party. While details of the agreement are confidential, under the terms of the settlement agreement, Ethicon has agreed to pay Hologic ongoing royalties for sales of its Mammotome magnetic resonance imaging product. In addition, the Company agreed to pay Ethicon a one-time payment of $12.5 million plus ongoing royalties for sales of its ATEC and EVIVA hand pieces. The Company recorded the $12.5 million charge in the second quarter of fiscal 2010.

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception System would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana Permanent

Hologic, Inc.

Notes to Consolidated Financial Statements (continued)

(all tabular amounts in thousands except per share data)

Contraception System. The complaint seeks preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana System based on alleged infringement of certain claims of three of the five patents. A hearing on Conceptus’ preliminary injunction motion was held on November 4, 2009, and on November 6, 2009, the judge issued an order denying the motion. On January 19, 2010, upon stipulation of the parties, the Court dismissed all claims relating to three of the five asserted patents with prejudice. A Markman hearing on claim construction took place on March 10, 2010 and a ruling was issued on March 24, 2010. On April 12, 2010, in response to Hologic’s counterclaims of unfair competition filed in October of 2009, the Court granted Conceptus leave to amend its counterclaims adding charges of unfair competition. On June 23, 2010, upon stipulation of the parties, the Court dismissed the asserted claims of an additional patent leaving three claims of U.S. patent 7,506,650 being asserted against the Company in the case. On August 10, 2010, the parties entered into a settlement agreement dismissing all unfair competition claims against each other. Both parties have filed motions for summary judgment and a hearing on these motions is scheduled for December 9, 2010. A trial date has been scheduled for February 28, 2011 for the remaining patent claim. Based on available information regarding this litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

The Company is a party to various other legal proceedings and claims arising out of the ordinary course of its business. The Company believes that except for those described above there are no other proceedings or claims pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations.

16.	Quarterly Statement of Operations Information (Unaudited)

The following table presents a summary of quarterly results of operations for fiscal 2010 and 2009:

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$412,448	$418,112	$420,693	$428,299
Gross profit (1)	216,445	213,639	209,889	96,665
Net income (loss) (1)	26,095	20,618	27,448	(136,974)
Diluted net income (loss) per common share (2)	$0.10	$0.08	$0.10	$(0.53)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$429,233	$402,014	$403,120	$402,767
Gross profit	229,959	209,574	211,145	206,808
Net income (loss) (1)	38,158	(2,310,119)	30,751	24,568
Diluted net income (loss) per common share (2)	$0.15	$(9.01)	$0.12	$0.09

(1)	See Note 2 for further discussion of intangible asset and goodwill impairment charges recorded in the fourth quarter of 2010 and second quarter of fiscal 2009.
(2)	The sum of the quarterly diluted net income (loss) per common share amounts do not sum to the year to date amounts reported in the Consolidated Statements of Operations due to rounding.

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Agreement and Plan of Merger between Hologic, Nor’easter Corp. and Cytyc dated May 20, 2007.	8-K	05/21/2007

2.2	Agreement and Plan of Merger, dated as of June 8, 2008, by and among Hologic, Thunder Tech Corp. and Third Wave Technologies, Inc.	8-K	06/09/2008

3.1	Certificate of Incorporation of Hologic.	S-1	01/24/1990

3.2	Amendment to Certificate of Incorporation of Hologic.	10-Q	03/30/1996

3.3	Certificate of Amendment to Certificate of Incorporation of Hologic.	10-K	09/24/2005

3.4	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	10/22/2007

3.5	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	03/11/2008

3.6	Second Amended and Restated By-laws of Hologic, as amended.	8-K	11/09/2009

3.7	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Hologic.	8-A	04/03/2008

4.1	Specimen Certificate for Shares of Hologic’s Common Stock.	8-A	01/31/1990

4.2	Description of Capital Stock (Contained in Hologic’s Certificate of Incorporation, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 hereto).

4.3	Amended and Restated Rights Agreement dated April 2, 2008.	8-A	04/03/2008

4.4	Form of Rights Certificate.	8-K	09/26/2002

4.5	Indenture, dated as of December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	12/10/2007

4.6	First Supplemental Indenture, dated December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	12/10/2007

4.7**	Second Supplemental Indenture, dated November 23, 2010, by and between Wilmington Trust Company, as Trustee, and Hologic.

10.01*	Second Amended and Restated 1990 Non-Employee Director Stock Option Plan.	10-Q	03/30/1996

10.02*	1995 Combination Stock Option Plan.	10-Q	03/30/1996

10.03*	Second Amended and Restated 1999 Equity Incentive Plan.	10-Q	03/25/2006

10.04*	Amendment No. 1 to Second Amended and Restated 1999 Equity Incentive Plan.	S-8	10/23/2007

10.05*	Amendment No. 2 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	10/22/2007

10.06*	Amendment No. 3 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	12/12/2008

10.07	1997 Employee Equity Incentive Plan.	S-8	08/20/1997

10.08	2000 Acquisition Equity Incentive Plan.	10-K	09/29/2001

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.09*	Hologic 2008 Equity Incentive Plan.	8-K	03/11/2008

10.10*	Form of Employee Stock Option Award Agreement under 2008 Equity Incentive Plan.	8-K	11/17/2008

10.11*	Form of Employee Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan.	8-K	11/17/2008

10.12*	Form of Special Retention Employee Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan.	10-Q	06/26/2010

10.13*	Form of Independent Director Stock Option Award Agreement under 2008 Equity Incentive Plan.	8-K	12/12/2008

10.14*	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan.	8-K	12/12/2008

10.15*	Amended and Restated 2008 Employee Stock Purchase Plan.	10-K	09/26/2009

10.16*	Hologic 2010 Short-Term Incentive Plan.	8-K	11/17/2009

10.17*	Cytyc Corporation 1995 Stock Plan.	S-8	10/23/2007

10.18*	Cytyc Corporation 1995 Non-Employee Director Stock Option Plan.	S-8	10/23/2007

10.19*	Cytyc Corporation 1998 Stock Plan of Pro Duct Health, Inc.	S-8	10/23/2007

10.20*	Cytyc Corporation 2001 Non-Employee Director Stock Plan.	S-8	10/23/2007

10.21*	Cytyc Corporation 2004 Omnibus Stock Plan.	S-8	10/23/2007

10.22*	Form of Indemnification Agreement (as executed with each director of Hologic).	8-K	03/06/2009

10.23*	Amended and Restated Supplemental Executive Retirement Plan.	10-Q	12/27/2008

10.24*	Rabbi Trust Agreement.	10-K	09/30/2006

10.25*	Form of Officer Severance Agreement including list of officers to whom provided.	10-Q	03/25/2006

10.26*	Transition Agreement dated November 5, 2009, by and between Hologic and John W. Cumming.	8-K	11/09/2009

10.27*†	Form of Senior Vice President Change of Control Agreement including list of officers to whom provided.	10-Q	12/27/2008

10.28*	Form of Senior Executive Officer Change of Control Agreement including list of officers to whom provided.	8-K	11/17/2009

10.29*	Second Retention Agreement with Robert A. Cascella dated as of October 22, 2007.	8-K	10/22/2007

10.30*	Restricted Stock Grant Agreement with Robert A. Cascella dated as of October 22, 2007.	8-K	10/22/2007

10.31*	Executive Financial Services Program.	10-K	09/27/2008

10.32	Facility Lease (Danbury) dated as of December 30, 1995 by and among Melvin J. Powers and Mary P. Powers D/B/A M&N Realty and Lorad.	Trex Medical Corporation S-1	03/29/1996

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.33	Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated as of August 28, 2002.	10-K	09/28/2002

10.34	First Amendment to Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated as of October 29, 2007.	10-K	09/29/2007

10.35	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership.	Cytyc Corporation 10-K	12/31/2003

10.36	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007.	10-K	09/29/2007

10.37	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006.	10-K	09/29/2007

10.38	Lease Guaranty dated October 22, 2007 between Bel Marlborough I LLC and Hologic, as guarantor thereunder.	8-K	10/22/2007

10.39	Supply Agreement between Cytyc, Whatman, Inc. and Whatman SA dated as of December 31, 2000, as amended, October 16, 2001 and May 2, 2002.	Cytyc Corporation 10-K	12/31/2002

10.40	Form of Exchange Agreement.	8-K	11/18/2010

12.1**	Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for Senior Financial Officers.	8-K	10/22/2007

21.1**	Subsidiaries of Hologic.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

****	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

†	Exhibit 10.27 filed herewith contains an updated list of officers to whom this agreement is provided.