Form 10-Q
period 2010-12-25
HOLOGIC INC
filed 2011-02-03
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2010

or

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

As of January 28, 2011, 260,812,309 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	December 25, 2010	September 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$608,036	$515,625
Restricted cash	936	942
Accounts receivable, less reserves of $7,354 and $7,769, respectively	274,437	283,103
Inventories	203,513	192,482
Deferred income tax assets	71,175	72,808
Prepaid income taxes	269	3,944
Prepaid expenses and other current assets	26,834	29,977

	1,185,200	1,098,881

Property and equipment, net	246,443	251,698
Intangible assets, net	2,063,563	2,118,948
Goodwill	2,117,485	2,108,847
Other assets	52,888	47,460

Total assets	$5,665,579	$5,625,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,027	$1,362
Accounts payable	63,976	57,480
Accrued expenses	170,953	183,054
Deferred revenue	120,759	120,516
Deferred gain	79,500	79,500

Total current liabilities	436,215	441,912

Convertible debt (principal of $1,725,000)	1,434,132	1,447,053
Deferred income tax liabilities	956,627	955,611
Deferred service obligations – long-term	10,752	10,011
Other long-term liabilities	73,837	72,698
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 260,259 and 259,488 shares issued, respectively	2,603	2,595
Capital in excess of par value	5,269,172	5,224,399
Accumulated deficit	(2,516,130)	(2,527,070)
Accumulated other comprehensive (loss) income	(111)	143
Treasury stock, at cost – 219 and 219 shares, respectively	(1,518)	(1,518)

Total stockholders’ equity	2,754,016	2,698,549

Total liabilities and stockholders’ equity	$5,665,579	$5,625,834

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 25, 2010	December 26, 2009
Revenues:
Product sales	$358,603	$351,410
Service and other revenues	73,968	61,038

	432,571	412,448

Costs and expenses:
Cost of product sales	125,025	114,751
Cost of product sales – amortization of intangible assets	42,112	43,520
Cost of service and other revenues	40,700	37,732
Research and development	28,557	24,621
Selling and marketing	67,911	64,597
General and administrative	40,453	41,192
Amortization of intangible assets	14,496	13,579
Contingent consideration fair value adjustment	1,096	—
Litigation-related settlement charge	450	—
Restructuring charges	51	487

	360,851	340,479

Income from operations	71,720	71,969
Interest income	407	185
Interest expense	(28,909)	(31,804)
Loss on extinguishment of debt	(29,891)	—
Other (expense) income, net	(798)	743

Income before income taxes	12,529	41,093
Provision for income taxes	1,589	14,998

Net income	$10,940	$26,095

Net income per share:
Basic	$0.04	$0.10

Diluted	$0.04	$0.10

Weighted average number of shares outstanding:
Basic	259,624	258,024

Diluted	263,146	260,804

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	December 25, 2010	December 26, 2009
OPERATING ACTIVITIES
Net income	$10,940	$26,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,862	16,892
Amortization	56,608	57,099
Fair value write-up of inventory sold	1,337	—
Non-cash interest expense – amortization of debt discount and deferred financing costs	19,471	21,073
Excess tax benefit related to exercise of non-qualified stock options	(652)	(781)
Stock-based compensation expense	10,698	8,121
Deferred income taxes	(19,815)	(8,108)
Impairment of cost-method investment	2,100	—
Loss on disposal of property and equipment	725	1,291
Loss on extinguishment of debt	29,891	—
Contingent consideration adjustment to fair value	1,096	—
Other non-cash activity	(642)	2,038
Changes in operating assets and liabilities:
Accounts receivable	6,465	663
Inventories	(12,696)	(12,959)
Prepaid income tax	3,675	172
Prepaid expenses and other current assets	(85)	553
Accounts payable	6,628	2,142
Accrued expenses and other liabilities	1,402	2,155
Deferred revenue	1,313	9,581

Net cash provided by operating activities	135,321	126,027

INVESTING ACTIVITIES
Payment of contingent consideration	(19,660)	—
Divestiture of business	1,129	—
Purchase of insurance contracts	(5,322)	(5,322)
Proceeds from sale of intellectual property	750	750
Purchase of other intangible assets	—	(500)
Purchase of cost-method investment	(150)	(125)
Purchase of property and equipment	(7,387)	(5,573)
Increase in equipment under customer usage agreements	(5,698)	(4,562)
Decrease in restricted cash	6	6

Net cash used in investing activities	(36,332)	(15,326)

FINANCING ACTIVITIES
Repayments under credit agreement	—	(54,644)
Payment of debt issuance costs	(5,327)	—
Repayments of notes payable	(335)	(1,842)
Purchase of non-controlling interests	—	(2,683)
Excess tax benefit related to exercise of non-qualified stock options	652	781
Net proceeds from issuance of common stock pursuant to employee stock plans	2,944	1,906
Payment of employee restricted stock tax withholding requirements	(4,013)	(2,332)

Net cash used in financing activities	(6,079)	(58,814)
Effect of exchange rate changes on cash and cash equivalents	(499)	(31)

Net increase in cash and cash equivalents	92,411	51,856
Cash and cash equivalents, beginning of period	515,625	293,186

Cash and cash equivalents, end of period	$608,036	$345,042

See accompanying notes.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all tabular amounts in thousands except per share data)

(1) Basis of Presentation

The consolidated financial statements of Hologic, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 25, 2010, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 24, 2010. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three months ended December 25, 2010 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 24, 2011.

During the fourth quarter of fiscal 2010, the Company determined that certain amounts previously classified as a component of cost of product sales should be reclassified to cost of service and other revenues. This reclassification was $1.5 million in the first quarter of fiscal 2010, and was not material to the Company’s consolidated financial statements. The Company also reclassified certain amounts previously classified as a component of general and administrative expenses to research and development expenses. This reclassification was $1.4 million in the first quarter of fiscal 2010, and was not material to the Company’s consolidated financial statements. The above referenced reclassification adjustments are reflected in the Consolidated Statement of Operations for the three months ended December 26, 2009.

(2) Fair Value Measurements

The Company applies the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, for its financial assets and liabilities that are re-measured and reported at fair value each reporting period and its nonfinancial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis. Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. Financial assets and liabilities are categorized within the valuation hierarchy based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

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

Recurring Measurements

As of December 25, 2010 and September 25, 2010, the Company’s financial assets that are re-measured at fair value on a recurring basis included $0.3 million in money market mutual funds in both periods that are classified as cash and cash equivalents in the Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets. The Company also has Company-owned group life insurance contracts to fund its payment obligation under its Supplemental Executive Retirement Program (“SERP”) and a corresponding liability to the participants of the SERP. The insurance contracts are recorded at fair value based on the underlying value of quoted market prices, and the liability is recorded at fair value based on the underlying value of certain hypothetical investments as designated by each participant for their benefit. Since these values are driven by market prices, they are classified within Level 1. In addition, the Company has recorded a contingent consideration liability at fair value of $30.6 million as of December 25, 2010 in connection with its acquisition of Sentinelle Medical. The fair value of this liability is based on Level 3 inputs and is discussed in Note 4.

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at December 25, 2010:

		Fair Value at Reporting Date Using
	Balance as of December 25, 2010	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$314	$314	$—	$—
Insurance contracts	27,453	27,453

Total	$25,767	$27,767	$—	$—

Liabilities:
SERP liability	$20,694	$20,694	$—	$—
Contingent consideration	30,596	—	—	30,596

Total	$51,290	$20,694	$—	$30,596

The following table presents a reconciliation of the only asset or liability, which was a contingent consideration liability, the Company measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 25, 2010:

Balance at September 25, 2010	$29,500
Total net unrealized loss included in earnings	1,096
Total net unrealized gains/losses included in other comprehensive income	—
Transfers into level 3 (gross)	—
Transfers out of level 3 (gross)	—
Net purchases, issuances, sales and settlements	—

Ending balance at December 25, 2010	$30,596

There were no such recurring measurements using significant unobservable inputs for the three months ended December 26, 2009.

Nonrecurring Measurements

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets include cost-method equity investments, and long-lived assets, including property and equipment, intangible assets and goodwill.

The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $5.0 million and $7.0 million at December 25, 2010 and September 25, 2010, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost. As the inputs utilized for the Company’s periodic impairment assessment are not based on observable market data, these cost method investments are classified within Level 3 of the fair value hierarchy on a non-recurring basis. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical. During the first quarter of fiscal 2011, the Company recorded an other-than-temporary impairment charge of $2.1 million related to one of these investments.

Refer to Note 6 for disclosure of the nonrecurring fair value measurement related to the loss on extinguishment of debt.

(3) Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, cost-method investments, insurance contracts and related SERP liability, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The carrying amount of the insurance contracts and related SERP liability are recorded at fair value. The Company believes the carrying amounts of its cost-method investments approximate fair value and has not performed an in-depth analysis of the fair values as it is not practical to do so.

The Company had $1.43 billion and $1.45 billion of Convertible Notes recorded (See Note 6) as of December 25, 2010 and September 25, 2010, respectively. The aggregate principal amount of the Convertible Notes at both periods was $1.725 billion. On November 18, 2010, the Company entered into separate, privately-negotiated exchange agreements under which it retired $450.0 million in aggregate principal of its Original Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037 (“Exchange Notes”). Following these transactions, $1.275 billion in principal amount of the Original Notes remained outstanding. The fair value of the remaining Original Notes and the Exchange Notes as of December 25, 2010 was approximately $1.2 billion and $470 million, respectively. The aggregate fair value of the Company’s Convertible Notes was approximately $1.62 billion as of September 25, 2010. Fair value is based on the trading prices of the respective notes at the dates noted.

(4) Business Combinations

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

The Company concluded that the acquisition of Sentinelle Medical did not represent a material business combination and therefore no pro forma financial information has been provided herein. Subsequent to the acquisition date, the Company’s results of operations include the results of Sentinelle Medical, which is a component of the Company’s Breast Health reporting segment. The Company accounted for the Sentinelle Medical acquisition as a purchase of a business under ASC 805, Business Combinations.

The purchase price was comprised of an $84.8 million cash payment, which was net of certain adjustments, plus a two-year contingent earn out up to a maximum of an additional $250.0 million in cash. The contingent earn out will be based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. As required by ASC 805, the Company recorded its estimate of the fair value of the contingent consideration liability based on future revenue projections of the Sentinelle Medical business under various potential scenarios and weighted probability assumptions of these outcomes. These cash flow projections were discounted using a rate of 16.5%. This analysis resulted in an initial contingent consideration liability of $29.5 million, which will be adjusted periodically as a component of operating expenses based on changes in fair value of the liability, primarily driven by assumptions pertaining to the achievement of the defined revenue growth milestones. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820. As of December 25, 2010, there were no significant changes in the estimated outcomes for the contingent consideration recognized. Since this liability has been discounted, as the time period to payment shortens, the liability will increase and this change in fair value is recorded within operating expenses. In connection with determining the fair value of the contingent consideration liability at December 25, 2010, the Company reevaluated the discount rate and lowered it to 15.0% based on current factors. The Company recorded a charge of $1.1 million in the first quarter of fiscal 2011 to record this liability at fair value, and at December 25, 2010, the liability is recorded at $30.6 million.

The Company did not issue any equity awards in connection with this acquisition. The Company incurred third-party transaction costs of $1.2 million, which were expensed within general and administrative expenses in fiscal 2010.

The purchase price was as follows:

Cash portion of consideration	$84,751
Contingent consideration	29,500

Total purchase price	$114,251

The allocation of the preliminary purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of August 5, 2010. The Company is continuing to obtain information pertaining to tax assets and liabilities. The components and allocation of the purchase price consists of the following approximate amounts:

Cash	$429
Inventory, including fair value adjustments	10,066
Other tangible assets	6,960
Accounts payable and accrued expenses	(5,971)
Deferred revenue, including fair value adjustments	(2,056)
Developed technology	60,900
In-process research and development	4,800
Trade names	1,600
Non-compete agreements	300
Deferred taxes, net	(12,760)
Goodwill	49,983

Purchase Price	$114,251

As part of the purchase price allocation, the Company determined that the separately identifiable intangible assets were developed technology, in-process research and development, trade names and non-compete agreements. The fair value of the intangible assets was determined through the application of the income approach, and the cash flow projections were discounted using rates of 15% to 16%. Developed technology represented currently marketable purchased products that the Company will continue to sell as well as utilize to enhance and incorporate into the Company’s existing products. In determining the allocation of the purchase price to existing technology, consideration was only given to products that had been approved by the FDA. The trade names related to both the Sentinelle Medical name and certain product names.

The amount allocated to acquired in-process research and development represented the estimated fair value of in-process projects based on risk-adjusted cash flows utilizing a discount rate of 17%. These in-process projects had not yet reached technological feasibility and had no future alternative uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects was obtaining regulatory approval to market the underlying products. The acquired in-process research and development assets are not subject to amortization until such time the projects are complete at which time, they will be amortized over their estimated remaining useful lives ranging from 10 to 20 years. These projects related to a prostate MRI coil and certain software. The software project was completed in the first quarter of fiscal 2011, and the MRI coil project is expected to be completed during fiscal 2011.

The developed technology assets are being amortized over a weighted average life of approximately 19 years, and trade names are being amortized over a weighted average life of approximately 9 years. Non-compete agreements are being amortized over 3 years.

The excess of the purchase price over the fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The goodwill recognized is attributable to expected synergies that the Company will realize from this acquisition. None of the goodwill is expected to be deductible for income tax purposes.

(5) Other Balance Sheet Information

Components of selected captions in the Consolidated Balance Sheets at December 25, 2010 and September 25, 2010 consisted of:

	December 25, 2010	September 25, 2010
Inventories
Raw material and work-in-process	$133,539	$124,303
Finished goods	69,974	68,179

	$203,513	$192,482

Property and equipment
Equipment and software	$210,368	$207,382
Equipment under customer usage agreements	152,612	147,736
Building and improvements	57,786	57,350
Leasehold improvements	41,836	41,130
Furniture and fixtures	11,803	11,346
Land	8,851	8,882

	483,256	473,826
Less – accumulated depreciation and amortization	236,813	222,128

	$246,443	$251,698

(6) Borrowings and Credit Arrangements

The Company had total debt with carrying values of $1.43 billion at December 25, 2010 and $1.45 billion at September 25, 2010, which consisted principally of Convertible Notes (principal of $1.725 billion). The Company has recorded the Convertible Notes net of the unamortized debt discount as required by U.S. generally accepted accounting principles.

Convertible Notes

Original Convertible Notes. On December 10, 2007, the Company issued and sold $1.725 billion, at par, of 2.00% Convertible Senior Notes due 2037 (the “Original Notes”). Net proceeds from the offering were $1.69 billion, after deducting the underwriters’ discounts of $34.5 million and estimated offering expenses of $1.5 million, and were used to repay certain of the Company’s outstanding senior secured indebtedness. On November 18, 2010, the Company entered into separate, privately-negotiated exchange agreements under which it retired $450.0 million in aggregate principal of its Original Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037 (“Exchange Notes”). Following these transactions, $1.275 billion in principal amount of the Original Notes remained outstanding. In connection with this exchange transaction, the Company recorded a loss on extinguishment of debt of $29.9 million in its Consolidated Statements of Operations for the three months ended December 25, 2010.

Holders may require the Company to repurchase the Original Notes on December 13, 2013, and each of December 15, 2017, 2022, 2027 and 2032 or upon a fundamental change, as defined, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest. The Company may redeem any of the Original Notes beginning December 18, 2013, by giving holders at least 30 days’ notice. The Company may redeem the Original Notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

The Original Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning June 15, 2008 and ending on December 15, 2013. The Original Notes will accrete principal from December 15, 2013 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2013, the Company will pay contingent interest during any six month interest period to the holders of Original Notes if the “trading price”, as defined, of the Original Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the Original Notes. The holders of the Original Notes may convert the notes into shares of the Company’s common stock at a conversion price of approximately $38.60 per share, subject to adjustment, prior to the close of business on September 15, 2037 under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events. None of these triggering events had occurred as of December 25, 2010.

In lieu of delivery of shares of the Company’s common stock in satisfaction of the Company’s obligation upon conversion of the Original Notes, the Company may elect to deliver cash or a combination of cash and shares of its common stock. If the Company elects to satisfy its conversion obligation in a combination of cash and shares of the Company’s common stock, the Company is required to deliver up to a specified dollar amount of cash per $1,000 original principal amount of Original Notes, and will settle the remainder of its conversion obligation in shares of its common stock. It is the Company’s current intent and policy to settle any conversion of the Original Notes as if the Company had elected to make the net share settlement election.

The Original Notes are the Company’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured debt and prior to all future subordinated debt. The Convertible Notes are effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

Exchange Convertible Notes. On November 18, 2010, pursuant to separate, privately-negotiated exchange agreements, the Company retired $450.0 million in aggregate principal of its Original Notes for $450.0 million in aggregate principal of Exchange Notes.

Holders may require the Company to repurchase the Exchange Notes on December 15, 2016, and on each of December 15, 2020, December 15, 2025, December 13, 2030 and December 14, 2035 or upon a fundamental change, as defined in the Second Supplemental Indenture, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest. The Company may redeem any of the notes beginning December 19, 2016, by giving holders at least 30 days’ notice. The Company may redeem the Exchange Notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

The Exchange Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning December 15, 2010, and ending on December 15, 2016 and will accrete principal from December 15, 2016 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2016, the Company will pay contingent interest during any six month interest period to the holders of Exchange Notes if the “trading price”, as defined, of the Exchange Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the Exchange Notes. The holders of the Exchange Notes may convert the Exchange Notes into shares of the Company’s common stock at a conversion price of approximately $23.03 per share, subject to adjustment, prior to the close of business on September 15, 2037 under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the Exchange Notes have been called for redemption; or (4) upon the occurrence of specified corporate events. None of these triggering events had occurred as of December 25, 2010.

In lieu of delivery of shares of the Company’s common stock in satisfaction of the Company’s obligation upon conversion of the Exchange Notes, the Company may elect to deliver cash or a combination of cash and shares of its common stock. If the Company elects to satisfy its conversion obligation in a combination of cash and shares of the Company’s common stock, the Company is required to deliver up to a specified dollar amount of cash per $1,000 original principal amount of Exchange Notes, and will settle the remainder of its conversion obligation in shares of its common stock. It is the Company’s current intent and policy to settle any conversion of the Exchange Notes as if the Company had elected to make the net share settlement election.

The Exchange Notes are the Company’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured debt and prior to all future subordinated debt. The Exchange Notes are effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

Accounting for the Convertible Notes

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1)(codified within ASC 470, Debt). This accounting standard applies to certain convertible debt instruments that may be settled in cash (or other assets), or partially in cash, upon conversion. The liability and equity components of convertible debt instruments within the scope of this accounting standard must be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is subsequently recognized. The excess of the principal amount of the debt over the amount allocated to the liability component is recognized as the value of the embedded conversion feature and is recorded within additional-paid-in capital in stockholders’ equity and amortized to interest expense using the effective interest method.

On September 27, 2009 (the first day of fiscal 2010), the Company adopted this accounting standard, which is applicable to its Convertible Notes because its terms include cash or partial cash settlement. Accordingly, the Company accounted for the liability and equity components of its Original Notes separately to reflect its nonconvertible debt borrowing rate. The Company estimated the fair value of the Original Notes without the conversion feature as of the date of issuance (“liability component”). The estimated fair value of the liability component of $1.256 billion was determined using a discounted cash flow technique. Key inputs used to estimate the fair value of the liability component included the Company’s estimated nonconvertible debt borrowing rate as of December 10, 2007 (the date the Convertible Notes were issued), the amount and timing of cash flows, and the expected life of the Convertible Notes. The estimated effective interest rate of 7.62% was estimated by comparing other companies’ debt issuances that had features similar to the Company’s debt excluding the conversion feature and who had similar credit ratings during the same annual period as the Company.

The excess of the gross proceeds received over the estimated fair value of the liability component totaling $468.9 million was allocated to the conversion feature (“equity component”) as an increase to capital in excess of par value with a corresponding offset recognized as a discount to reduce the net carrying value of the Convertible Notes. The discount is being amortized to interest expense over a six-year period ending December 18, 2013 (the expected life of the liability component) using the effective interest method. In addition, third-party transaction costs are required to be allocated to the liability and equity components based on their relative percentages. As such, a portion of the deferred financing costs were allocated to the equity component and recorded as a reduction to capital in excess of par value.

As of September 25, 2010, the carrying amount of the Original Notes and related equity component (recorded in capital in excess of par value, net of deferred taxes) consisted of the following:

September 25, 2010
Convertible notes principal amount	$1,725,000
Unamortized discount	(277,947)

Net carrying amount	$1,447,053
Equity component, net of taxes	$283,638

As noted above, on November 18, 2010, the Company executed separate, privately-negotiated exchange agreements, and the Company retired $450.0 million in aggregate principal of its Original Notes for $450.0 million in aggregate principal of Exchange Notes. The Company followed the derecognition provisions pursuant to subtopic ASC 470-20-40, which requires the allocation of the fair value of the consideration transferred (i.e., the Exchange Notes) to the holder between the liability and equity components of the original instrument. In connection with this transaction, the Company recorded a loss on extinguishment of debt of $29.9 million, which is comprised of the loss on the debt itself of $26.0 million and the write-off of the pro-rata amount of debt issuance costs allocated to the notes retired of $3.9 million. The loss on the debt itself is calculated as the difference between the fair value of the liability component of the Original Notes’ amount retired immediately before the exchange and its related carrying value immediately before the exchange. The fair value of the liability component was calculated similar to the description above for initially recording the Original Notes under FSP APB 14-1, and the Company used an effective interest rate of 5.46%, representing the estimated nonconvertible borrowing rate for debt with a three year maturity at the measurement date. In addition, under this accounting guidance, a portion of the fair value of the consideration transferred is allocated to the reacquisition of the equity component, which is the difference between the fair value of the consideration given and the fair value of the liability component immediately before the exchange. As a result, $39.9 million was allocated to the reacquisition of the equity component of the original instrument, which is recorded net of deferred taxes within capital in excess of par value.

Since the Exchange Notes have the same characteristics as the Original Notes and can be settled in cash or a combination of cash and shares of common stock (i.e., partial settlement), the Company is required to account for the liability and equity components of its Exchange Notes separately to reflect its nonconvertible debt borrowing rate. The Company estimated the fair value of the Exchange Notes without the conversion feature as of the date of issuance (“liability component”). The estimated fair value of the liability component of $349.0 million was determined using a discounted cash flow technique. Key inputs used to estimate the fair value of the liability component included the Company’s estimated nonconvertible debt borrowing rate as of November 18, 2010 (the date the Convertible Notes were issued), the amount and timing of cash flows, and the expected life of the Exchange Notes. The Company used an estimated effective interest rate of 6.52%.

The excess of the fair value transferred over the estimated fair value of the liability component totaling $97.3 million was allocated to the conversion feature as an increase to capital in excess of par value with a corresponding offset recognized as a discount to reduce the net carrying value of the Exchange Notes. As a result of the fair value of the Exchange Notes being lower than the Exchange Notes principal value, there is an additional discount on the Exchange Notes of $3.7 million at the measurement date. The total discount is being amortized to interest expense over a six-year period ending December 15, 2016 (the expected life of the liability component) using the effective interest method. In addition, third-party transaction costs have been allocated to the liability and equity components based on the relative values of these components.

As of December 25, 2010, the Convertible Notes (both the Original Notes and Exchange Notes) and related equity components (recorded in capital in excess of par value, net of deferred taxes) consisted of the following:

December 25, 2010
Original Notes principal amount	$1,275,000
Unamortized discount	(191,294)

Net carrying amount	$1,083,706
Equity component, net of taxes	$259,000

Exchange Notes principal amount	$450,000
Unamortized discount	(99,574)

Net carrying amount	$350,426
Equity component, net of taxes	$60,054

Interest expense under the Convertible Notes for the three months ended December 25, 2010 and December 26, 2009 was comprised as follows:

	Three Months Ended
	December 25, 2010	December 26, 2009
2.00% accrued interest	$8,605	$8,601
Amortization of debt discount	18,459	17,810
Amortization of deferred financing costs	1,012	997

Non-cash interest expense	19,471	18,807

	$28,076	$27,408

If an event of default, as defined, relates to the Company’s failure to comply with the reporting obligations in the Convertible Notes, if the Company so elects, the sole remedy of the holders of the Convertible Notes for the first 90 days following such event of default consists exclusively of the right to receive an extension fee on the notes in an amount equal to 0.25% of the accreted principal amount of the Convertible Notes. Based on the Company’s evaluation of the Convertible Notes in accordance with ASC 815, Derivatives and Hedging, Subsection 40, Contracts in Entity’s Own Equity, the Company determined that the Convertible Notes contained a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment requiring bifurcation as the features were not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of December 25, 2010 and September 25, 2010.

As of December 25, 2010, upon conversion, including the potential premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 68.6 million common shares to the Convertible Note holders.

(7) Commitments and Contingencies

(a) Contingent Earn-Out Payments

As a result of the merger with Cytyc in October 2007, the Company assumed the obligation to the former Adiana, Inc. stockholders to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155.0 million based on worldwide sales of the Adiana Permanent Contraception System in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. FDA approval of the Adiana Permanent Contraception System occurred on July 6, 2009, and the Company began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. The agreement includes an indemnification provision that provides for the reimbursement of qualifying legal expenses in defense of the Adiana intellectual property, and the Company has the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs. The Company is recording legal fees related to the Conceptus litigation matter (described below) as a reduction to the accrued contingent consideration payments, which will result in a lower payment to the Adiana shareholders. The total contingent consideration recorded as additional purchase price since approval of the Adiana Permanent Contraception System through December 25, 2010 is $41.9 million of which $7.6 million was recorded in the first quarter of fiscal 2011. The first payment of $19.7 million was paid to the Adiana shareholders in October 2010, net of amounts withheld for the legal indemnification provision. At December 25, 2010, the accrued contingent consideration obligation is $17.9 million, net of qualifying legal expenses, which will continue to increase based on incremental sales attributable to the product.

The Company also has a contingent consideration obligation related to its Sentinelle Medical acquisition. This liability has been recorded at its fair value of $30.6 million as of December 25, 2010 pursuant to ASC 805. Refer to Note 4 for additional information.

(b) Litigation and Related Matters

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception System would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana Permanent Contraception System. The complaint seeks preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana System based on alleged infringement of certain claims of three of the five patents. A hearing on Conceptus’ preliminary injunction motion was held on November 4, 2009, and on November 6, 2009, the judge issued an order denying the motion. On January 19, 2010, upon stipulation of the parties, the Court dismissed all claims relating to three of the five asserted patents with prejudice. A Markman hearing on claim construction took place on March 10, 2010 and a ruling was issued on March 24, 2010. On April 12, 2010, in response to Hologic’s counterclaims of unfair competition filed in October of 2009, the Court granted Conceptus leave to amend its counterclaims adding charges of unfair competition. On June 23, 2010, upon stipulation of the parties, the Court dismissed the asserted claims of an additional patent leaving three claims of U.S. patent 7,506,650 being asserted against the Company in the case. On August 10, 2010, the parties entered into a settlement agreement dismissing all unfair competition claims against each other. A hearing on both parties’ motions for summary judgment occurred on December 9, 2010, and on December 16, 2010, a ruling was issued granting Hologic summary judgment of no infringement of one of the three asserted claims. A trial on the two remaining patent claims originally scheduled for February 28, 2011 has been postponed until after June 30, 2011. Based on available information regarding this litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

The Company acquired Interlace Medical, Inc. (“Interlace”) on January 6, 2011, which is disclosed in Note 17. On July 16, 2010 Smith & Nephew, Inc. filed suit against Interlace in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that the Interlace Myosure hysteroscopic tissue removal device infringes U.S. patent 7,226,459. The complaint seeks permanent injunctive relief and unspecified damages. A Markman hearing was held November 9, 2010. Following a hearing for preliminary injunction filed by Interlace to enjoin Smith & Nephew from making false statements about Interlace in the marketplace, and at Interlace’s request, an early trial was scheduled for May 9, 2011. A revised proposed litigation schedule has been submitted by the parties that would potentially postpone the trial until October 24, 2011. The Company is currently evaluating this matter to determine the potential outcome.

The Company is a party to various other legal proceedings and claims arising out of the ordinary course of its business. The Company believes that except for those described above there are no other proceedings or claims pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations.

(8) Sale of Gestiva

On January 16, 2008, the Company entered into a definitive agreement to sell full U.S. and world-wide rights to its Gestiva pharmaceutical product to K-V Pharmaceutical Company (“KV”) upon approval of the pending Gestiva new drug application (the “Gestiva NDA”) by the FDA for a purchase price of $82.0 million. The Gestiva product is a drug that, if approved by the FDA, could be used in the prevention of preterm births in pregnant women with a history of at least one spontaneous preterm birth. Under this agreement, the Company received $9.5 million of the purchase price in fiscal 2008, and the balance was due upon final approval of the Gestiva NDA by the FDA on or before February 19, 2010 and the production of a quantity of Gestiva suitable to enable the commercial launch of the product. This $9.5 million was recorded as a deferred gain within current liabilities in the Consolidated Balance Sheet. Either party had the right to terminate the agreement if FDA approval was not obtained by February 19, 2010. On January 8, 2010, the parties executed an amendment to the agreement eliminating the date by which FDA approval must be received and extending the term indefinitely. In consideration of executing this amendment, the purchase price was increased to $199.5 million. The Company received $70.0 million upon the signing of the amendment, which was recorded as a deferred gain, and is due to receive an additional $25.0 million upon FDA approval of the product and an additional $95.0 million over a nine-month period beginning one year following FDA approval.

Under the arrangement, the Company is continuing its efforts to obtain FDA approval of the Gestiva NDA. All costs incurred in these efforts are being reimbursed by KV and recorded as a credit against research and development expenses. These reimbursed costs have not been material to date on an annual basis. The Company expects that the amounts recorded in deferred gain will be recognized upon the closing of the transaction following final FDA approval of the Gestiva NDA. The Company cannot assure that it will be able to obtain the requisite FDA approval, that the transaction will be completed or that it will receive the balance of the purchase price. Moreover, if KV terminates the agreement prior to the transfer of the rights to the Gestiva product as a result of a breach by the Company of a material representation, warranty, covenant or agreement, it will be required to return the funds previously received as well as expenses reimbursed by KV.

(9) Pension and Other Employee Benefits

The Company has certain defined benefit pension plans covering the employees of its AEG German subsidiary (the “Pension Benefits”). As of December 25, 2010 and September 25, 2010, the Company has recorded a pension liability of $8.9 million and $9.1 million, respectively, primarily as a component of long-term liabilities in the Consolidated Balance Sheets. As of December 25, 2010 and September 25, 2010, the pension plans held no assets. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Pension benefits are safeguarded by the Pension Guaranty Fund; a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency. The Company’s net periodic benefit cost and components thereof were not material during the three months ended December 25, 2010 and December 26, 2009.

(10) Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of potential common shares from outstanding stock options, restricted stock units, the employee stock purchase plan, and convertible debt determined by applying the treasury stock method. In accordance with ASC 718, Stock Compensation, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money and restricted stock units.

The Company applies the provisions of ASC 260, Earnings per Share, Subtopic 10-45-44, to determine diluted weighted average shares outstanding as it relates to its outstanding Convertible Notes, and due to the type of debt instrument issued, the dilutive impact of the Company’s Convertible Notes is based on the difference between the Company’s current stock price and the conversion price of the Convertible Notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the Convertible Notes. Accordingly, the Company uses the treasury stock method to determine dilutive weighted average shares related to its Convertible Notes and not the if-converted method.

A reconciliation of basic and diluted share amounts are as follows:

	Three months ended
	December 25, 2010	December 26, 2009
Numerator:
Net income	$10,940	$26,095

Denominator:
Basic weighted average common shares outstanding	259,624	258,024
Weighted average common stock equivalents from assumed exercise of stock options, and restricted stock units	3,522	2,780

Diluted weighted average common shares outstanding	263,146	260,804

Basic net income per common share	$0.04	$0.10

Diluted net income per common share	$0.04	$0.10

Weighted-average anti-dilutive shares related to:
Outstanding stock options	9,376	11,273
Restricted stock units	614	615

Diluted weighted average shares outstanding do not include any effect resulting from the assumed conversion of the Company’s Convertible Notes as their impact would be anti-dilutive for all periods presented. In those reporting periods in which the Company has reported net income, anti-dilutive shares comprise those common stock equivalents that have either an exercise price above the average stock price for the quarter or the common stock equivalents related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares.

(11) Stock-Based Compensation

Share-based compensation expense for the three months ended December 25, 2010 and December 26, 2009 is as follows:

	Three months ended
	December 25, 2010	December 26, 2009
Cost of revenues	$1,403	$1,029
Research and development	1,236	967
Selling and marketing	1,655	1,387
General and administrative	6,404	4,738

	$10,698	$8,121

The Company granted approximately 2.0 million and 2.5 million stock options during the three months ended December 25, 2010 and December 26, 2009, respectively, with weighted average exercise prices of $16.80 and $15.73, respectively. There were 17.0 million options outstanding at December 25, 2010 with a weighted average exercise price of $16.79.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three months ended
	December 25, 2010	December 26, 2009
Risk-free interest rate	1.0%	1.8%
Expected volatility	45%	47%
Expected life (in years)	4.2	3.9
Dividend yield	—	—
Weighted average fair value of stock options granted	$6.11	$5.90

The Company granted approximately 1.2 million and 1.1 million restricted stock units (RSU) during the three months ended December 25, 2010 and December 26, 2009, respectively, with weighted average grant date fair values of $16.82 and $15.67, respectively. As of December 25, 2010, there were 4.1 million unvested RSUs outstanding with a weighted average grant date fair value of $19.55.

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and RSUs. The vesting term of stock options granted to employees is generally five years with annual vesting of 20% per year on the anniversary of the grant date, and RSUs granted to employees either cliff vest at the end of three years or vest over four years with annual vesting at 25% per year on the anniversary of the grant date. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 5% as of December 25, 2010 depending on the specific employee group. This analysis is periodically re-evaluated and forfeiture rates will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.

At December 25, 2010, there was $40.2 million and $44.2 million of unrecognized compensation expense related to stock options and RSUs, respectively, to be recognized over a weighted average period of 3.5 years and 2.3 years, respectively.

(12) Comprehensive Income

The Company’s other comprehensive income solely relates to foreign currency translation adjustments. A reconciliation of comprehensive income is as follows:

	Three months ended
	December 25, 2010	December 26, 2009
Net income as reported	$10,940	$26,095
Translation adjustment	(254)	(217)

Comprehensive income	$10,686	$25,878

(13) Business Segments and Geographic Information

The Company reports segment information in accordance with ASC 280, Segment Reporting. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer, and the Company’s reportable segments have been identified based on the end markets to which its product are sold into. Each reportable segment generates revenue from either the sale of medical equipment and related services and/or sale of disposable supplies, primarily used in providing diagnostic tests and surgical procedures. The Company has four reportable segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. Certain reportable segments represent an aggregation of operating units within each segment. The Company measures and evaluates its reportable segments based on segment revenues and operating income.

Identifiable assets for the four principal operating segments consist of inventories, intangible assets, and property and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three months ended December 25, 2010 and December 26, 2009.

Segment information for the three months ended December 25, 2010 and December 26, 2009 is as follows:

	Three Months Ended
	December 25, 2010	December 26, 2009

Total revenues:
Breast Health	$195,352	$179,073
Diagnostics	139,100	140,400
GYN Surgical	75,683	71,453
Skeletal Health	22,436	21,522

	$432,571	$412,448

Operating income:
Breast Health	$34,358	$27,786
Diagnostics	25,040	27,416
GYN Surgical	9,531	14,724
Skeletal Health	2,791	2,043

	$71,720	$71,969

Depreciation and amortization:
Breast Health	$9,964	$12,718
Diagnostics	39,973	41,425
GYN Surgical	20,478	17,007
Skeletal Health	3,055	2,841

	$73,470	$73,991

Capital expenditures:
Breast Health	$2,821	$1,306
Diagnostics	1,683	857
GYN Surgical	1,215	1,819
Skeletal Health	357	551
Corporate	1,311	1,040

	$7,387	$5,573

	December 25, 2010	September 25, 2010

Identifiable assets:
Breast Health	$993,036	$988,041
Diagnostics	1,768,341	1,802,148
GYN Surgical	1,824,315	1,834,773
Skeletal Health	29,608	30,293
Corporate	1,050,279	970,579

	$5,665,579	$5,625,834

There were no customers with balances greater than 10% of accounts receivable as of December 25, 2010 or September 25, 2010, nor any customer that represented greater than 10% of product revenues during the three months ended December 25, 2010 and December 26, 2009.

The Company operates in the following major geographic areas as noted in the below chart. Product sales data is based upon customer location, and internationally totaled $84.1 million and $73.4 million during the three months ended December 25, 2010 and December 26, 2009, respectively. The Company’s sales in Europe are predominantly derived from Germany, the United Kingdom and the Netherlands. The Company’s sales in Asia are predominantly derived from China, Japan and Australia. The “All others” designation includes Canada, Latin America and the Middle East. Products sold by the Company internationally are manufactured at domestic and international manufacturing locations primarily Costa Rica, Germany and Canada.

Product sales by geography as a percentage of total product sales are as follows:

	Three months ended
	December 25, 2010	December 26, 2009
United States	77%	79%
Europe	13%	13%
Asia	6%	5%
All others	4%	3%

	100%	100%

(14) Income Taxes

The Company’s effective tax rates for the three months ended December 25, 2010 and December 26, 2009 were 12.7% and 36.5%, respectively. For the three months ended December 25, 2010, the effective tax rate is less than the statutory rate primarily due to the tax benefit derived from the loss on extinguishment of debt and the retroactive reinstatement of the Federal research and development tax credit. For the three months ended December 26, 2009, the effective tax rate primarily reflected the statutory rate. As of December 25, 2010, the Company has recorded net deferred tax liabilities of $885.5 million, which is net of certain deferred tax assets. Management has concluded that such deferred tax assets are recoverable based upon its expectation that the Company’s future earnings will provide sufficient taxable income. The realization of the Company’s deferred tax assets cannot be assured, and to the extent the Company fails to generate sufficient taxable income, some or all of the Company’s deferred tax assets may not be realized.

The Company had gross unrecognized tax benefits, including interest, of $34.4 million as of December 25, 2010, all of which represents the amount of unrecognized tax that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of income tax expense. As of December 25, 2010, accrued interest was $1.8 million, net of federal benefit and no penalties have been accrued.

The Company and its subsidiaries are subject to United States federal income tax, as well as income tax in multiple state and foreign jurisdictions. The current tax returns are open for audit through fiscal 2014. The Company is currently under audit by the United States Internal Revenue Service (the “IRS”) for fiscal years 2007, 2008 and 2009. The audit has not been completed and the IRS has not issued a report on its audit. The Company has a tax holiday in Costa Rica that currently does not materially impact its effective tax rate and is scheduled to expire in 2015.

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

Product warranty activity for the three months ended December 25, 2010 and December 26, 2009 is as follows:

	Balance at beginning of period	Provisions	Settlements/ adjustments	Balance at end of period
Three Months Ended:
December 25, 2010	$2,830	$1,949	$(1,836)	$2,943
December 26, 2009	$5,602	$591	$(1,502)	$4,691

(16) Goodwill and Intangible Assets

Goodwill

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. The Company conducts its annual goodwill impairment test as of the first day of its fourth quarter of each fiscal year. There were no indicators of impairment identified during the first quarter of fiscal 2011.

In connection with completing its annual goodwill impairment test in the fourth quarter of fiscal 2010, the Company determined that if the fair value of one of its reporting units had been lower by 10%, it would have failed Step 1 of the impairment test requiring a Step 2 analysis. This reporting unit is in the Breast Health reportable segment and had a fair value at the annual impairment test date that exceeded its carrying value by 4% with goodwill of $256.5 million. The fair value of the reporting unit was determined by using the Income Approach, specifically a discounted cash flow analysis (“DCF”), and the key assumptions that drive the fair value in this model are the weighted average cost of capital (“WACC”), terminal values, growth rates, and the amount and timing of the estimated future cash flows. If the current economic environment were to deteriorate, this would likely result in a higher WACC because market participants would require a higher rate of return. In the DCF as the WACC increases, the fair value decreases. The other significant factor in the DCF is the projected financial information (i.e., amount and timing of estimated future cash flows and growth rates) and if these assumptions were to be adversely impacted, this could result in a reduction of the fair value of this reporting unit. For the Company’s other reporting units with goodwill aggregating $1.85 billion, the Company believes that these reporting units are not at risk of failing Step 1 of the goodwill impairment test.

The following table presents the changes in goodwill during the three months ended December 25, 2010:

Balance at September 25, 2010	$2,108,847
Adiana contingent consideration	7,573
Other adjustments	389
Foreign currency translation impact	676

Balance at December 25, 2010	$2,117,485

The allocation of goodwill by reporting segment consisted of the following:

	Balance as of December 25, 2010	Balance as of September 25, 2010
Breast Health	$635,157	$633,393
Diagnostics	577,072	577,205
GYN Surgical	897,121	890,098
Skeletal Health	8,135	8,151

	$2,117,485	$2,108,847

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

The Company evaluates the realizability of its definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, the Company uses market participant assumptions pursuant to ASC 820.

Intangible assets consist of the following:

Description	As of December 25, 2010		As of September 25, 2010
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed Technology	$2,050,907	$452,801	$2,047,613	$410,801
In-process Research and Development	2,521	—	4,760	—
Customer Relationships	471,505	116,012	471,468	105,059
Trade Names	138,929	33,638	138,914	30,154
Patents	9,567	7,679	9,583	7,659
Non-competes	303	39	297	14

Totals	$2,673,732	$610,169	$2,672,635	$553,687

During the first quarter of fiscal 2011, one of the in-process research and development projects was completed and transferred to developed technology.

Amortization expense related to developed technology and patents is classified as a component of cost of product sales – amortization of intangible assets in the Consolidated Statements of Operations. Amortization expense related to customer relationships, trade names and non-competes is classified as a component of amortization of intangible assets in the Consolidated Statements of Operations.

The estimated remaining amortization expense as of December 25, 2010 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2011	$169,665
Fiscal 2012	227,850
Fiscal 2013	216,672
Fiscal 2014	202,105
Fiscal 2015	187,181

(17) Subsequent Events

On January 6, 2011, the Company consummated the acquisition of Interlace, a privately-held company located in Framingham, Massachusetts. Interlace is the developer, manufacturer and supplier of the MyoSure hysteroscopic tissue removal system (“MyoSure”). The MyoSure system is a new and innovative tissue removal device that is designed to provide incision-less, fast and safe removal of fibroids and polyps within the uterus. The Company is integrating Interlace’s operations within its GYN Surgical division. The purchase price for the transaction was $128.9 million, plus two annual contingent payments with a maximum payout of up to an additional $225 million. The contingent payments will be payable in cash based upon a multiple of the incremental revenue growth over the prior annual period.

On January 14, 2011, the Company signed a definitive agreement to acquire a medical equipment manufacturer for an aggregate amount of up to approximately $16 million comprised of an up-front payment and future payments primarily based on continuing employment of the principal shareholders. The closing of the acquisition is subject to government regulatory approval and other conditions. The Company cannot assure that the closing will take place on a timely basis, if at all.

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

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	the risk that the continuing worldwide macroeconomic uncertainty may adversely affect our business and prospects;

•

the failure of third party payors to provide appropriate levels of coverage and reimbursement for the use of our products and treatments facilitated by our products could harm our business and prospects;

•

the adoption of healthcare reform in the United States and the uncertainty surrounding the implementation of these reforms, including the excise tax on the sale of most medical devices, could harm our business and prospects;

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

•

an adverse change in the projected discounted cash flows from our acquired businesses or the business climate in which they operate, including the continuation of the current financial and economic uncertainty, could require us to record goodwill and intangible asset impairment charges, which would have an adverse impact on our operating results;

•	the risks of conducting business internationally, including the effect of exchange rate fluctuations on those operations;

•	financing risks, including the Company’s obligation to meet financial covenants and payment obligations under the Company’s financing arrangements and leases; and

•	the Company’s ability to attract and retain qualified personnel.

Other factors that could adversely affect our business and prospects are described in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended September 25, 2010 and in Part II, Item 1A of this report. The risks included above and in such reports are not exhaustive. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such forward-looking statement is based.

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

Our diagnostics products include the ThinPrep System (“ThinPrep”), which is primarily used in cytology applications such as cervical cancer screening, the Rapid Fetal Fibronectin Test, which assists physicians in assessing the risk of pre-term birth, and our molecular diagnostic reagents used for a wide variety of DNA and RNA analysis applications based on our proprietary Invader chemistry. Our current molecular diagnostic offerings based upon this Invader chemistry include Cervista HPV high risk (“HR”) and Cervista HPV 16/18 products to assist in the diagnosis of human papillomavirus (“HPV”), as well as other products to diagnose cystic fibrosis, cardiovascular risk and other diseases.

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

On January 6, 2011, we consummated the acquisition of Interlace Medical, Inc. (“Interlace”), a company that develops and manufactures the MyoSure hysteroscopic tissue removal system (“MyoSure”). The MyoSure system is a new and innovative tissue removal device that is designed to provide incision-less, fast and safe removal of fibroids and polyps within the uterus. We are integrating Interlace’s operations within our GYN Surgical division. Interlace’s results of operations will be included in our consolidated results of operations beginning in the second quarter of fiscal 2011.

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

Adiana, AEG, ATEC, Cervista, Cytyc, Dimensions, Eviva, Fluoroscan, Gestiva, Interlace, Invader, MammoSite, MyoSure, NovaSure, Rapid fFN, Selenia, Sentinelle Medical, and ThinPrep.

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

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and imposes new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of certain medical devices beginning in 2013. We expect that our products will fall under the government classification requiring the excise tax. U.S. net product sales represented 77% and 79% of our worldwide net product sales in the three months ended December 25, 2010, and the year ended September 25 2010, respectively.

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

Professional societies, government agencies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities from time to time. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, cost-effectiveness, and use of related therapies. Organizations like these have in the past made recommendations about our products and those of our competitors. Recommendations, guidelines or studies that are followed by patients and healthcare providers could result in decreased use of our products. For example, in November 2009, the American College of Obstetricians and Gynecologists changed their recommendations for pap smear screening, and the United States Preventive Services Task Force changed their recommendations for mammography screening. These new recommendations could significantly reduce the amount of screening using our ThinPrep, Selenia, Dimensions and related products and adversely affect the sale of those products.

In recent history, there have been periodic significant fluctuations in foreign currencies relative to the U.S. dollar. The ongoing fluctuations of the value of the U.S. dollar may cause our products to be less competitive in international markets and may impact sales and profitability over time. Historically, a majority of our capital equipment sales to international dealers have been denominated in U.S. dollars. However, we are shifting to more sales denominated in the Euro compared to the U.S. dollar for our Euro zone dealers. In addition, we have international sales, principally in our Diagnostics segment, that are denominated in foreign currencies. The value of these sales is also impacted by fluctuations in the value of the U.S. dollar. Given the uncertainty in the worldwide financial markets, foreign currency fluctuations may be significant in the future, and if the U.S. dollar strengthens, we may experience a material adverse effect on our international revenues and operating results.

ACQUISITIONS

Fiscal 2011 Acquisitions:

On January 6, 2011, we consummated the acquisition of Interlace, a privately-held company located in Framingham, Massachusetts. Interlace is the developer, manufacturer and supplier of the MyoSure hysteroscopic tissue removal system. The MyoSure system is a new and innovative tissue removal device that is designed to provide incision-less, fast and safe removal of fibroids and polyps within the uterus. We are integrating Interlace’s operations within our GYN Surgical division. The purchase price for the transaction was $128.9 million, plus two annual contingent payments with a maximum payout of up to an additional $225 million. The contingent payments will be payable in cash based upon a multiple of the incremental revenue growth over the prior annual period.

On January 14, 2011, we signed a definitive agreement to acquire a medical equipment manufacturer for an aggregate amount of up to approximately $16 million comprised of an up-front payment and future payments primarily based on continuing employment of the principal shareholders. The closing of the acquisition is subject to government regulatory approval and other conditions. We cannot assure that the closing will take place on a timely basis, if at all.

Fiscal 2010 Acquisitions:

Sentinelle Medical Inc.

On August 5, 2010, we completed our acquisition of Sentinelle Medical, a privately held company located in Toronto, Canada. The purchase price was comprised of an $84.8 million cash payment, which was net of certain adjustments, plus a two-year contingent earn out up to a maximum of an additional $250.0 million in cash. We have concluded that the acquisition of Sentinelle Medical did not represent a material business combination and therefore no pro forma financial information has been provided herein. Subsequent to the acquisition date, our results of operations include the results of Sentinelle Medical, which is a component of our Breast Health reporting segment. We adopted Accounting Standards Codification (ASC) 805, Business Combinations, effective September 27, 2009 (the first day of fiscal 2010) and accounted for the Sentinelle Medical acquisition as a purchase of a business under this business combination accounting standard.

The allocation of the purchase price was based upon preliminary estimates of the fair value of assets acquired and liabilities assumed as of August 5, 2010. The purchase price in excess of net tangible assets acquired was allocated to identifiable intangible assets aggregating $67.6 million, primarily comprised of developed technology of $60.9 million and in-process research and development projects of $4.8 million, based upon a detailed valuation that relies on projections and assumptions. The excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill of $50.0 million.

The amount allocated to acquired in-process research and development represented the estimated fair value of in-process projects based on risk-adjusted cash flows utilizing a discount rate of 17%. These in-process projects had not yet reached technological feasibility and had no future alternative uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects was obtaining regulatory approval to market the underlying products. The acquired in-process research and development assets are not subject to amortization until the projects are complete, at which time, they will be amortized over their estimated remaining useful lives ranging from 10 to 20 years. These projects relate to a prostate MRI coil and certain software. The software project was completed in the first quarter of fiscal 2011, and the prostate MRI coils project is expected to be completed in fiscal 2011. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the transaction as a whole.

The contingent earn out will be based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. As required by ASC 805, we have recorded an estimate of the fair value of the contingent consideration liability based on future revenue projections of the Sentinelle Medical business under various potential scenarios and weighted probability assumptions of these outcomes. These cash flow projections have been discounted using a rate of 16.5%. This analysis resulted in an initial contingent consideration liability of $29.5 million, which will be adjusted periodically as a component of operating expenses based on changes in fair value of the liability, primarily driven by assumptions pertaining to the achievement of the defined revenue growth milestones. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements. As of December 25, 2010, there were no significant changes in the estimated outcomes for the contingent consideration recognized. Since, this liability has been discounted, as the time period to payment shortens, the liability will increase and this change in fair value is recorded within operating expenses. We recorded a charge of $1.1 million in the first quarter of fiscal 2011 to record this liability at fair value, and at December 25, 2010, the liability is recorded at $30.6 million.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales

	Three Months Ended				Change
	December 25, 2010		December 26, 2009
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Breast Health	$130,310	30%	$126,724	31%	$3,586	3%
Diagnostics	137,906	32%	139,410	34%	(1,504)	(1)%
GYN Surgical	75,320	17%	70,982	17%	4,338	6%
Skeletal Health	15,067	3%	14,294	3%	773	5%

	$358,603	83%	$351,410	85%	$7,193	2%

In the current quarter, our product sales increased $7.2 million, or 2%, compared to the corresponding period in the prior year, primarily due to a $4.3 million and a $3.6 million increase in revenues from our GYN Surgical and Breast Health products, respectively. In addition, Skeletal Health contributed a $0.8 million increase in product revenues. Partially offsetting these increases was a decrease in revenues in our Diagnostics segment of $1.5 million.

Breast Health product sales increased 3% in the current quarter compared to the corresponding period in the prior year, primarily due to the inclusion of revenues from our acquisition of Sentinelle Medical, which was acquired in the fourth quarter of fiscal 2010. Our digital mammography systems revenues increased $1.1 million in the current quarter compared to the corresponding period in the prior year. We experienced an increase in the number of units sold of our new 2D/3D Dimensions products; however, this increase in sales was offset by Selenia product mix and configuration differences, as well as a decrease in the number of Selenia systems sold. We sold a greater number of defeatured systems, which have lower average selling prices than our full featured models. In addition, to a lesser extent, we experienced slight pressure on average selling prices of our Selenia systems compared to the first quarter of fiscal 2010. Our breast biopsy products revenue increased $1.2 million primarily attributable to an increase in the number of Eviva biopsy devices sold domestically. Offsetting these increases was a decrease in revenue of $1.2 million of stereotactic tables due to a decrease in the number of units sold domestically.

Diagnostics product sales decreased 1% in the current quarter compared to the corresponding period in the prior year primarily due to a decline in the number of ThinPrep pap tests sold driven by lower volume domestically due to the decline in patient visits, which we believe is attributable to the lagging effects of unemployment, continuing economic uncertainty and recent changes in cervical cancer screening guidelines to extend the recommended intervals between such screenings, and to a lesser extent, lower average selling prices driven by laboratory consolidation. Partially offsetting this decrease is an increase in revenues from our Cervista HPV tests and other molecular diagnostics products.

GYN Surgical product sales increased 6% in the current quarter compared to the corresponding period in the prior year primarily due to growing sales of the Adiana System and to a lesser extent a slight increase in the number of NovaSure devices sold worldwide.

Skeletal Health product sales increased 5% in the current quarter compared to the corresponding period in the prior year, primarily due to a $2.3 million increase in osteoporosis assessment product sales principally a result of an increase in the number of bone densitometry systems sold worldwide. Offsetting this increase was a reduction in mini C-arm revenues of $1.7 million due to a decline in units sold domestically.

In the first three months of fiscal 2011, approximately 77% of product sales were generated in the United States, 13% in Europe, 6% in Asia, and 4% in other international markets. In the first three months of fiscal 2010, approximately 79% of product sales were generated in the United States, 13% in Europe, 5% in Asia, and 3% in other international markets.

Service and Other Revenues

	Three Months Ended				Change
	December 25, 2010		December 26, 2009
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$73,968	17%	$61,038	15%	$12,930	21%

Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 21% in the current quarter compared to the corresponding period of the prior year primarily in our Breast Health business due to an increase in the number of service contracts driven by an increase in our installed base of our digital mammography systems.

Cost of Product Sales

	Three Months Ended				Change
	December 25, 2010		December 26, 2009
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales	$125,025	35%	$114,751	33%	$10,274	9%
Cost of Product Sales – Amortization of Intangible Assets	42,112	12%	43,520	12%	(1,408)	(3)%

	$167,137	47%	$158,271	45%	$8,866	6%

Product sales gross margin decreased to 53% in the current quarter compared to 55% in the corresponding period in the prior year.

Cost of Product Sales. The cost of product sales as a percentage of products sales was 35% in the current quarter compared to 33% in the corresponding period in the prior year. Cost of product sales as a percentage of product revenues increased in our Breast Health business, remained relatively flat in our Diagnostics and GYN Surgical businesses and was slightly lower in Skeletal Health. The decline in gross margin in the current quarter was primarily driven by Breast Health due to $1.3 million of additional costs related to the sale of acquired Sentinelle inventory written up to fair value in purchase accounting, unfavorable absorption and higher production spend principally in the digital mammography product lines coupled with a mix shift of selling more Dimensions units and less Selenia systems compared to the corresponding period in the prior year. On sales of Dimensions, we defer a portion of the selling price for bundled support and maintenance, which lowers our initial gross margin on these sales and is subsequently recognized within service and other revenues. In addition, in the current quarter we sold more defeatured Selenia systems, which have lower average selling prices, compared to the first quarter of fiscal 2010, and to a lesser extent we experienced slight pressure on Selenia system average selling prices. Within our breast biopsy products, the mix of products sold resulted in lower gross margins. We sold more Eviva disposables and less ATEC disposables compared to the corresponding period in the prior year. Eviva disposables carry a higher manufacturing cost, as well as additional royalty charges, than ATEC disposables.

Cost of Product Sales – Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology. These intangible assets are generally being amortized over their estimated useful lives of between 8.5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The decline in amortization expense in the current quarter compared to the corresponding period in the prior year is due to the impairment of our MammoSite reporting unit’s developed technology recorded in the fourth quarter of fiscal 2010 resulting in a reduced asset value and lower amortization expense. Partially offsetting this intangible asset write down, is the addition of technology assets from the Sentinelle Medical acquisition completed in the fourth quarter of fiscal 2010, and an increase in amortization due to the method of recognition based on the expected economic benefits of the underlying assets, primarily related to the intangible assets acquired in the Cytyc merger in the first quarter of fiscal 2008.

Cost of Service and Other Revenues

	Three Months Ended				Change
	December 25, 2010		December 26, 2009
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenues	$40,700	55%	$37,732	62%	$2,968	8%

Service and other revenues gross margin has improved to 45% in the current quarter from 38% in the corresponding period in the prior year primarily due to the improved absorption of fixed service costs and the continued growth of service contract revenue, primarily in the Breast Health business. We have been able to convert a high percentage of our domestic installed base of digital mammography systems to service contracts upon the expiration of the warranty period. In addition, warranty costs have decreased due to lower failure rates in certain of our products.

Operating Expenses

	Three Months Ended				Change
	December 25, 2010		December 26, 2009
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$28,557	7%	$24,621	6%	$3,936	16%
Selling and marketing	67,911	16%	64,597	16%	3,314	5%
General and administrative	40,453	9%	41,192	10%	(739)	(2)%
Amortization of intangible assets	14,496	3%	13,579	3%	917	7%
Contingent consideration fair value adjustments	1,096	—%	—	—%	1,096	100%
Litigation-related settlement charges	450	—%	—	—%	450	100%
Restructuring charges	51	—%	487	—%	(436)	(90)%

	$153,014	35%	$144,476	35%	$8,538	6%

Research and Development Expenses. Research and development expenses increased 16% in the current quarter compared to the corresponding period in the prior year. The increase was primarily due to the inclusion of additional expenses from Sentinelle Medical, which was acquired in the fourth quarter of fiscal 2010, and as such, no such expenses were incurred in the first quarter of fiscal 2010. In addition, compensation and benefits increased due to an increase in headcount and annual salary increases, and we experienced an increase in clinical trials and other research spending for a number of projects for product enhancements and new products. Research and development primarily reflects spending on new product development programs, regulatory compliance and clinical research and trials. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 5% in the current quarter as compared to the corresponding period in the prior year. The increase was primarily due to additional expenses from the inclusion of Sentinelle Medical, expenditures for our direct-to-consumer advertising campaign for NovaSure, higher spending for other marketing initiatives including medical education, and increased compensation and benefits related to an increase in headcount and annual salary increases. Partially offsetting these increases were lower distributor and third-party commissions.

General and Administrative Expenses. General and administrative expenses decreased 2% in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in litigation costs of $5.6 million as in the first quarter of fiscal 2010 there was more litigation related activity, lower bad debt expense and lower facility costs. These decreases were partially offset by an increase in compensation and benefits primarily due to higher stock-based compensation of $1.7 million, an increase in headcount and annual salary increases, and an increase in the value of the SERP, which is driven by an increase in stock market valuations, of $0.8 million. These compensation increases were partially offset by a reduction in the transition and retention expenses related to our former CEO, who received $1.7 million in the first quarter of fiscal 2010. In addition, the current quarter included additional expenses from Sentinelle Medical, including integration service expenses, and acquisition related transaction expenses of $0.6 million.

Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names and non-compete agreements related to our acquisitions. These intangible assets are generally being amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increase in the current quarter compared to the corresponding period in the prior year is due to is the addition of intangible assets from the Sentinelle Medical acquisition completed in the fourth quarter of fiscal 2010, and an increase in amortization due to the method of recognition based on the expected economic benefits of the underlying assets, primarily related to the intangible assets acquired in the Cytyc merger in the first quarter of fiscal 2008.

Contingent Consideration Fair Value Adjustment. In connection with our acquisition of Sentinelle Medical in the fourth quarter of fiscal 2010, as part of the purchase price allocation, we recorded an estimate of the fair value of the contingent consideration as required by U.S. generally accepted accounting principles. This liability is based on future revenue projections of the Sentinelle Medical business under various potential scenarios and weighted probability assumptions of these outcomes. This analysis is updated quarterly and changes to the fair value of this liability are recorded in the statement of operations. As a result, we recorded a $1.1 million charge to reflect an increase in the fair value of this liability to $30.6 million in the current quarter. For additional explanation for the accounting of this liability, please refer to Note 4 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Litigation-Related Settlement Charges. The charge of $0.5 million in the current quarter relates to a settlement of insignificant litigation.

Restructuring Charges. Restructuring charges of $0.1 million in the first quarter of fiscal 2011 relate to ongoing retention accruals for certain employees of Sentinelle Medical. Restructuring costs of $0.5 million incurred in the first quarter of fiscal 2010 were comprised of clean-up and closure costs related to the closure of our organic photoconductor drum coatings manufacturing operation, which occurred in the fourth quarter of fiscal 2009.

Interest Income

	Three Months Ended		Change
	December 25, 2010	December 26, 2009
	Amount	Amount	Amount	%
Interest Income	$407	$185	$222	120%

Interest income increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in cash and cash equivalents.

Interest Expense

	Three Months Ended		Change
	December 25, 2010	December 26, 2009
	Amount	Amount	Amount	%
Interest Expense	$(28,909)	$(31,804)	$2,895	9%

In fiscal 2011, interest expense consists primarily of the interest costs and the related amortization of the debt discount of our Convertible Notes as well as the amortization of deferred financing costs. In fiscal 2010, in addition to the interest expense related to our Convertible Notes, we incurred interest costs and the amortization of deferred financing costs related to our senior secured credit agreement. The amounts outstanding under our senior secured credit agreement were paid off in the third quarter of fiscal 2010, and we terminated the agreement. Interest expense decreased in the current quarter compared to the corresponding period in the prior year primarily due to our paying down the outstanding principal amounts under our senior secured credit agreement, partially offset by higher overall interest expense on our Convertible Notes due to using the effective interest method to amortize the debt discount.

Loss on Extinguishment of Debt

	Three Months Ended		Change
	December 25, 2010	December 26, 2009
	Amount	Amount	Amount	%
Loss on Extinguishment of Debt	$(29,891)	$—	$(29,891)	(100%)

In the first quarter of fiscal 2011, pursuant to separate, privately-negotiated exchange agreements, we retired $450.0 million in aggregate principal of our Convertible Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037. This exchange enabled us to extend the first put date out three years to December 15, 2016 from December 13, 2013 as well as the subsequent put dates as disclosed in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis. In consideration, the equity conversion price of the notes was reduced to $23.03 from $38.60, and we must pay the cash coupon for three more years, consistent with extending the first put date, as opposed to accreting the coupon to the principal. In connection with this transaction, we recorded a loss on extinguishment of debt of $29.9 million, which includes the write-off of the pro-rata allocation of deferred financing costs. For additional explanation for the accounting of this transaction, please refer to Note 6 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Other (Expense) Income, net

	Three Months Ended		Change
	December 25, 2010	December 26, 2009
	Amount	Amount	Amount	%
Other (Expense) Income, net	$(798)	$743	$(1,541)	(207)%

In the first quarter of fiscal 2011, this account is primarily comprised of an impairment charge for a cost-method investment of $2.1 million and foreign currency losses of $0.3 million partially offset by an increase in the cash surrender value of life insurance contracts related to our SERP of $1.5 million, which is driven by underlying changes in stock market valuations. In the first quarter of fiscal 2010, this account was primarily comprised of an increase in the cash surrender value of life insurance contracts related to our SERP of $0.8 million, and an increase related to non-income tax related government credits of $0.8 million partially offset by $1.2 million of foreign currency losses.

Provision for Income Taxes

	Three Months Ended		Change
	December 25, 2010	December 26, 2009
	Amount	Amount	Amount	%
Provision for Income Taxes	$1,589	$14,998	$(13,409)	(89%)

Our effective tax rate was 12.7% and 36.5% of pre-tax earnings in the first quarter of fiscal 2011 and 2010, respectively. For the three months ended December 25, 2010, the effective tax rate is less than the statutory rate primarily due to the tax benefit derived from the loss on extinguishment of debt and the retroactive reinstatement of the Federal research and development tax credit. For the three months ended December 26, 2009, the effective tax rate primarily reflected the statutory rate. We expect an effective tax rate of approximately 34% of pretax earnings in fiscal 2011.

Segment Results of Operations

We report our business as four segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the footnotes to the consolidated financial statements included in our 2010 Annual Report on Form 10-K. We measure segment performance based on total revenues and operating income. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income by segment.

Breast Health

	Three Months Ended		Change
	December 25, 2010	December 26, 2009
	Amount	Amount	Amount	%
Total Revenues	$195,352	$179,073	$16,279	9%

Operating Income	$34,358	$27,786	$6,572	24%

Operating Income as a % of Segment Revenue	18%	16%

Breast Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to a $12.7 million increase in service revenues that is substantially related to additional service contracts for the increased number of digital mammography systems in our installed base and the increase in product revenues of $3.6 million discussed above.

Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to increased gross margin on an absolute dollar basis as a result of increased product and service revenues and flat operating expenses period over period. While the absolute dollars of gross margin increased from an increase in revenue, the gross margin rate in this business segment decreased to 48% in the current quarter compared to 49% in the corresponding period in the prior year. The product gross margin rate declined to 48% in the current quarter from 52% in the corresponding period in the prior year as discussed above. Operating expenses increased due to the inclusion of additional expenses for Sentinelle Medical, which was acquired in the fourth quarter of fiscal 2010, higher compensation costs related to hiring additional personnel and annual merit increases, and additional clinical spending. In addition, included in operating expenses is a charge of $1.1 million to increase the fair value of the contingent consideration liability related to the Sentinelle Medical acquisition. Offsetting these increases are lower litigation costs and third-party commissions.

Diagnostics

	Three Months Ended		Change
	December 25, 2010	December 26, 2009
	Amount	Amount	Amount	%
Total Revenues	$139,100	$140,400	$(1,300)	(1)%

Operating Income	$25,040	$27,416	$(2,376)	(9)%

Operating Income as a % of Segment Revenue	18%	20%

Diagnostics revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to the decrease in product sales discussed above.

Operating income decreased in the current quarter compared to the corresponding period in the prior year primarily due to the decrease in revenues and slightly higher operating expenses, primarily sales and marketing related expenditures for advertising, market research and medical training. Gross margin remained constant at 54% in both the first quarter of fiscal 2011 and the corresponding period in the prior year.

GYN Surgical

	Three Months Ended		Change
	December 25, 2010	December 26, 2009
	Amount	Amount	Amount	%
Total Revenues	$75,683	$71,453	$4,230	6%

Operating Income	$9,531	$14,724	$(5,193)	(35)%

Operating Income as a % of Segment Revenue	13%	21%

GYN Surgical revenues increased in the current quarter compared to the corresponding period in the prior year due to the increase in product sales discussed above.

Operating income decreased in the current quarter compared to the corresponding period in the prior year primarily due to higher operating expenses, principally in sales and marketing for increased advertising of Novasure, including expenditures related to our direct-to-consumer advertising campaign, an increase in compensation and benefits from adding headcount as well as annual merit increases across GYN Surgical’s departments, and increased amortization expense from intangible assets. In addition, the first quarter of fiscal 2010 included the reversal of stock compensation due to the departure of a senior executive. While gross margin in absolute dollars increased due to higher revenues, the gross margin rate declined to 61% from 62% primarily due to higher amortization expense from intangible assets, partially offset by lower manufacturing costs related to our Adiana product as a result of quality improvements in the manufacturing line as well as an increase in the number of units produced.

Skeletal Health

	Three Months Ended		Change
	December 25, 2010	December 26, 2009
	Amount	Amount	Amount	%
Total Revenues	$22,436	$21,522	$914	4%

Operating Income	$2,791	$2,043	$748	37%

Operating Income as a % of Segment Revenue	12%	9%

Skeletal Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product sales discussed above.

Operating income increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in gross margin. Our gross margin in this business segment was 43% in the current quarter as compared to 42% in the corresponding period in the prior year. Operating expenses remained relatively flat.

LIQUIDITY AND CAPITAL RESOURCES

At December 25, 2010, we had $749.0 million of working capital, and our cash and cash equivalents totaled $608.0 million. Our cash and cash equivalents balance increased by $92.4 million during the first quarter of fiscal 2011 due to cash generated from our operations partially offset by cash used in our investing activities primarily for the payment of contingent consideration, capital expenditures and placement of equipment under customer usage agreements.

Our operating activities provided us with $135.3 million of cash, which included net income of $10.9 million increased by non-cash charges for depreciation and amortization of an aggregate $73.5 million, loss on extinguishment of debt of $29.9 million, non-cash interest expense of $19.5 million, and stock-based compensation expense of $10.7 million. These adjustments to net income were partially offset by a decrease in deferred tax liabilities of $19.8 million primarily from the amortization of intangible assets. Cash provided by operations included a net cash inflow of $6.7 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by a decrease in accounts receivable of $6.5 million due to improved collections, an increase in accounts payable of $6.6 million based on the timing of payments, and a decrease in prepaid income taxes of $3.7 million based on the timing of estimated tax payments relative to our income tax provision. Offsetting these increases was an increase in inventories of $12.7 million primarily related to an increase in components on hand to support our higher sales volume.

In the first quarter of fiscal 2011, we used $36.3 million of cash in investing activities. This use of cash was primarily attributable to the payment of contingent consideration to the former shareholders of Adiana of $19.7 million and an aggregate of $13.1 million for purchases of property and equipment, which consisted primarily of manufacturing equipment and computer hardware, and the placement of equipment under customer usage agreements. In addition, we also purchased $5.3 million of life insurance contracts to fund future payments under our SERP.

In the first quarter of fiscal 2011, we utilized $6.1 million of cash in financing activities, substantially for the payment of issuance costs of $5.3 million related to issuing our $450 million Exchange Notes discussed below, and the $4.0 million payment of employee-related taxes withheld for net share settlement from the vesting of restricted stock units as required by certain tax jurisdictions. Partially offsetting these payments were proceeds of $2.9 million from the exercise of stock options.

Debt

We had total debt outstanding of $1.43 billion at December 25, 2010. This balance is primarily comprised of our Convertible Notes (principal amount of $1.725 billion), which are recorded net of a debt discount of $290.9 million attributable to the embedded conversion feature in the notes.

Original Convertible Notes. On December 10, 2007, we issued and sold $1.725 billion, at par, of our 2.00% Convertible Senior Notes due 2037 (“Original Notes”). The net proceeds from the offering were $1.69 billion, after deducting the underwriters’ discounts and estimated offering expenses. On November 18, 2010, we entered into separate, privately-negotiated exchange agreements under which we retired $450.0 million in aggregate principal of our Original Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037 (“Exchange Notes”). Following these transactions, $1.275 billion in principal amount of the Original Notes remain outstanding, and net of the debt discount, the carrying value is $1.08 billion as of December 25, 2010.

Holders may require us to repurchase the Original Notes on December 13, 2013, and on each of December 15, 2017, 2022, 2027 and 2032 or upon a fundamental change, as defined, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest. We may redeem any of the Original Notes beginning December 18, 2013, by giving holders at least 30 days’ notice. We may redeem the Original Notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

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

Exchange Convertible Notes. On November 18, 2010, pursuant to separate, privately-negotiated exchange agreements, we retired $450.0 million in aggregate principal of our Original Notes for $450.0 million in aggregate principal of Exchange Notes.

Holders may require us to repurchase the Exchange Notes on December 15, 2016, and on each of December 15, 2020, December 15, 2025, December 13, 2030 and December 14, 2035 or upon a fundamental change, as defined in the Second Supplemental Indenture, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest. We may redeem any of the notes beginning December 19, 2016, by giving holders at least 30 days’ notice. We may redeem the Exchange Notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

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

Acquisition and Contingent Earn-Out Payments

As a result of the merger with Cytyc, we assumed the obligation to the former Adiana stockholders to make contingent earn-out payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155 million based on worldwide sales of the Adiana System in the first year following FDA approval (“First Contingent Period”) and on annual incremental sales growth thereafter through December 31, 2012. We received FDA approval of the Adiana System on July 6, 2009, and we began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. These amounts are being recorded as additional purchase price. The total accrued contingent consideration, net at December 25, 2010 is $17.9 million. The First Contingent Period payment was paid to the Adiana shareholders in October 2010, net of certain holdbacks. The agreement includes an indemnification provision that provides for the reimbursement of qualifying legal expenses in defense of the Adiana intellectual property, and we have the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs.

In connection with our acquisition of Sentinelle Medical, we have an obligation to the former stockholders to make contingent payouts over a two-year period of up to a maximum of $250 million. The contingent payments are based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. In accordance with U.S. generally accepted accounting principles, this contingent consideration obligation is recorded at fair value, which is estimated by using a discounted cash flow technique. At December 25, 2010, this liability is recorded at $30.6 million in our consolidated balance sheet.

On January 6, 2011, we consummated the acquisition of Interlace for a purchase price of $128.9 million, which was paid in January 2011. In addition, there are two annual contingent payments with a maximum payout of up to an additional $225 million. The contingent payments will be payable in cash based upon a multiple of the incremental revenue growth over the prior annual period.

On January 14, 2011, we signed a definitive agreement to acquire a medical equipment manufacturer for an aggregate amount of up to approximately $16 million comprised of an up-front payment and future payments primarily based on continuing employment of the principal shareholders. The closing of the acquisition is subject to government regulatory approval and other conditions. We cannot assure that the closing will take place on a timely basis, if at all.

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

Future Liquidity Considerations

We expect to continue to review and evaluate potential acquisitions of businesses, products or technologies, and strategic alliances that we believe will complement our current or future business. Subject to the “Cautionary Statement” and “Recent Developments” sections above, and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2010, as well as other cautionary statements set forth in this report, we believe that cash flow from operations will provide us with sufficient funds in order to fund our expected operations over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments, or to repay our convertible notes. The holders of the Original Notes in the principal amount of $1.275 billion may require us to repurchase the notes on December 13, 2013, and on each of December 15, 2017, 2022, 2027 and 2032 at a repurchase price equal to 100% of their accreted principal amount, and the holders of the Exchange Notes in the principal amount of $450.0 million may require us to repurchase the notes on December 15, 2016, December 15, 2020, December 15, 2025, December 13, 2030 and December 14, 2035. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under the above-referenced risk factors and cautionary statements. These risks, trends and uncertainties may also adversely affect our long-term liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” and “Recent Developments” above and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2010, as well as other cautionary statements set forth in this report.

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 25, 2010. There have been no material changes to our critical accounting policies from those set forth in our Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, cost-method investments, insurance contracts and related SERP liability, accounts payable and debt obligations. Except for our outstanding Convertible Notes, the fair value of these financial instruments approximates their carrying amount. As of December 25, 2010, we have $1.725 billion of principal of Convertible Notes outstanding, which are comprised of our Original Notes with a principal of $1.275 billion and our Exchange Notes with a principal of $450.0 million. The Convertible Notes are recorded net of the unamortized discount on our consolidated balance sheets. The fair value of our Original Notes and Exchange Notes as of December 25, 2010 was approximately $1.2 billion and $470 million, respectively.

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

As of December 25, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

HOLOGIC, INC.

Item 1.	Legal Proceedings.

There are no material changes in Legal Proceedings as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 25, 2010 except as discussed below:

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception System would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana Permanent Contraception System. The complaint seeks preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana System based on alleged infringement of certain claims of three of the five patents. A hearing on Conceptus’ preliminary injunction motion was held on November 4, 2009, and on November 6, 2009, the judge issued an order denying the motion. On January 19, 2010, upon stipulation of the parties, the Court dismissed all claims relating to three of the five asserted patents with prejudice. A Markman hearing on claim construction took place on March 10, 2010 and a ruling was issued on March 24, 2010. On April 12, 2010, in response to Hologic’s counterclaims of unfair competition filed in October of 2009, the Court granted Conceptus leave to amend its counterclaims adding charges of unfair competition. On June 23, 2010, upon stipulation of the parties, the Court dismissed the asserted claims of an additional patent leaving three claims of U.S. patent 7,506,650 being asserted against the Company in the case. On August 10, 2010, the parties entered into a settlement agreement dismissing all unfair competition claims against each other. A hearing on both parties’ motions for summary judgment occurred on December 9, 2010, and on December 16, 2010, a ruling was issued granting Hologic summary judgment of no infringement of one of the three asserted claims. A trial on the two remaining patent claims originally scheduled for February 28, 2011 has been postponed until after June 30, 2011. Based on available information regarding this litigation, the Company is unable to reasonably estimate the ultimate outcome of this case.

The Company acquired Interlace on January 6, 2011. On July 16, 2010 Smith & Nephew, Inc. filed suit against Interlace in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that the Interlace Myosure hysteroscopic tissue removal device infringes U.S. patent 7,226,459. The complaint seeks permanent injunctive relief and unspecified damages. A Markman hearing was held November 9, 2010. Following a hearing for preliminary injunction filed by Interlace to enjoin Smith & Nephew from making false statements about Interlace in the marketplace, and at Interlace’s request, an early trial was scheduled for May 9, 2011. A revised proposed litigation schedule has been submitted by the parties that would potentially postpone the trial until October 24, 2011. The Company is currently evaluating this matter to determine the potential outcome.

Item 1A.	Risk Factors

There are no material changes in the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 25, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The following table sets forth information about deemed repurchases of our common stock to cover employee income tax withholding obligations in connection with the vesting of restricted stock units under our equity incentive plans for the three months ended December 25, 2010:

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
September 26, 2010 – October 23, 2010	20,737	$16.18	—
October 24, 2010 – November 20, 2010	217,455	16.85	—
November 21, 2010 – December 25, 2010	730	18.92	—

Total	238,922	$16.80	—

Item 6.	Exhibits

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.1	Hologic, Inc. 2011 Short-Term Incentive Plan.	8-K	12/17/2010

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

HOLOGIC, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

February 3, 2011	/S/ ROBERT A. CASCELLA
Date	Robert A. Cascella
Chief Executive Officer

February 3, 2011	/S/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)