Form 10-Q
period 2011-03-26
HOLOGIC INC
filed 2011-05-05
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011

or

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

As of April 28, 2011, 261,528,539 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 26, 2011	September 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$572,918	$515,625
Restricted cash	550	942
Accounts receivable, less reserves of $7,186 and $7,769, respectively	285,917	283,103
Inventories	217,227	192,482
Deferred income tax assets	41,640	72,808
Prepaid income taxes	12,792	3,944
Prepaid expenses and other current assets	27,877	29,977

Total current assets	1,158,921	1,098,881

Property and equipment, net	246,681	251,698
Intangible assets, net	2,162,787	2,118,948
Goodwill	2,215,417	2,108,847
Other assets	52,437	47,460

Total assets	$5,836,243	$5,625,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,720	$57,480
Accrued expenses	216,075	183,054
Deferred revenue	129,296	120,516
Notes payable	689	1,362
Deferred gain	—	79,500

Total current liabilities	406,780	441,912

Convertible debt (principal of $1,725,000)	1,451,882	1,447,053
Deferred income tax liabilities	998,647	955,611
Deferred service obligations – long-term	10,290	10,011
Other long-term liabilities	113,208	72,698
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 261,612 and 259,488 shares issued, respectively	2,616	2,595
Capital in excess of par value	5,279,222	5,224,399
Accumulated deficit	(2,433,685)	(2,527,070)
Accumulated other comprehensive income	8,801	143
Treasury stock, at cost – 219 shares	(1,518)	(1,518)

Total stockholders’ equity	2,855,436	2,698,549

Total liabilities and stockholders’ equity	$5,836,243	$5,625,834

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Revenues:
Product sales	$360,952	$353,119	$719,555	$704,529
Service and other revenues	77,699	64,993	151,667	126,031

	438,651	418,112	871,222	830,560

Costs and expenses:
Cost of product sales	131,976	119,152	257,001	233,903
Cost of product sales – amortization of intangible assets	44,489	43,526	86,601	87,046
Cost of service and other revenues	41,778	41,795	82,478	79,527
Research and development	30,333	26,740	58,890	51,360
Selling and marketing	71,049	61,461	138,960	126,058
General and administrative	38,859	37,251	79,363	78,444
Amortization of intangible assets	14,552	13,577	29,048	27,156
Contingent consideration fair value adjustments	(5,271)	—	(4,175)	—
Gain on sale of intellectual property, net	(84,502)	—	(84,502)	—
Litigation-related settlement charges	—	12,500	450	12,500
Restructuring and divestiture charges	—	209	—	696

	283,263	356,211	644,114	696,690

Income from operations	155,388	61,901	227,108	133,870
Interest income	460	401	867	586
Interest expense	(28,185)	(32,321)	(57,094)	(64,125)
Loss on extinguishment of debt	—	—	(29,891)	—
Other income, net	1,164	777	366	1,520

Income before income taxes	128,827	30,758	141,356	71,851
Provision for income taxes	46,382	10,140	47,971	25,138

Net income	$82,445	$20,618	$93,385	$46,713

Net income per common share:
Basic	$0.32	$0.08	$0.36	$0.18

Diluted	$0.31	$0.08	$0.35	$0.18

Weighted average number of common shares outstanding:
Basic	260,825	258,653	260,224	258,339

Diluted	264,030	261,478	263,588	261,141

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	March 26, 2011	March 27, 2010
OPERATING ACTIVITIES
Net income	$93,385	$46,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,556	33,587
Amortization	115,649	114,202
Non-cash interest expense – amortization of debt discount and deferred financing costs	38,165	43,126
Stock-based compensation expense	19,466	16,575
Excess tax benefit related to exercise of non-qualified stock options	(1,767)	(1,490)
Deferred income taxes	(3,438)	(44,237)
Gain on sale of intellectual property, net	(84,502)	—
Impairment of cost-method investment	2,100	—
Loss on extinguishment of debt	29,891	—
Fair value adjustments to contingent consideration	(4,175)	—
Fair value write-up of inventory sold	3,298	—
Loss on disposal of property and equipment	1,295	1,786
Loss on divestiture	—	341
Other non-cash activity	(2,100)	1,637
Changes in operating assets and liabilities:
Accounts receivable	347	(7,087)
Inventories	(24,721)	(15,643)
Prepaid income taxes	(8,848)	29
Prepaid expenses and other assets	(185)	(2,170)
Accounts payable	2,571	3,127
Accrued expenses and other liabilities	(960)	9,459
Deferred revenue	8,164	20,704

Net cash provided by operating activities	217,191	220,659

INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(117,728)	—
Payment of contingent consideration	(19,660)	—
Divestiture of business, net of cash transferred to the buyer	1,129	(2,164)
Purchase of insurance contracts	(5,322)	(5,322)
Proceeds from sale of intellectual property	13,250	71,500
Purchase of other intangible assets	(3,021)	(500)
Purchase of cost-method investment	(99)	(475)
Purchase of property and equipment	(14,656)	(12,292)
Increase in equipment under customer usage agreements	(13,031)	(10,337)
Decrease in restricted cash	392	44

Net cash (used in) provided by investing activities	(158,746)	40,454

FINANCING ACTIVITIES
Repayments under credit agreement	—	(127,198)
Payment of debt issuance costs	(5,327)	—
Repayments of notes payable	(673)	(2,177)
Purchase of non-controlling interests	—	(2,683)
Net proceeds from issuance of common stock pursuant to employee stock plans	13,408	10,223
Excess tax benefit related to exercise of non-qualified stock options	1,767	1,490
Payment of employee restricted stock tax withholding requirements	(10,247)	(2,406)

Net cash used in financing activities	(1,072)	(122,751)
Effect of exchange rate changes on cash and cash equivalents	(80)	(233)

Net increase in cash and cash equivalents	57,293	138,129
Cash and cash equivalents, beginning of period	515,625	293,186

Cash and cash equivalents, end of period	$572,918	$431,315

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and six months ended March 26, 2011 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 24, 2011.

During the fourth quarter of fiscal 2010, the Company determined that certain amounts previously classified as a component of cost of product sales should be reclassified to cost of service and other revenues. This reclassification was $1.4 million and $2.9 million for the three and six months ended March 27, 2010, respectively, and was not material to the Company’s consolidated financial statements. The Company also reclassified certain amounts previously classified as a component of general and administrative expenses to research and development expenses. This reclassification was $1.4 million and $2.9 million for the three and six months ended March 27, 2010, respectively, and was not material to the Company’s consolidated financial statements. The above referenced reclassification adjustments are reflected in the Consolidated Statement of Operations for the three and six months ended March 27, 2010.

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

Fair Value Hierarchy

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

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of March 26, 2011 and September 25, 2010, the Company’s financial assets that are re-measured at fair value on a recurring basis included $0.3 million in money market mutual funds in both periods that are classified as cash and cash equivalents in the Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets. The Company has a payment obligation under its Supplemental Executive Retirement Program (“SERP”) to the participants of the SERP. This liability is recorded at fair value based on the underlying value of certain hypothetical investments as designated by each participant for their benefit. Since the value of the SERP obligation is based on market prices, the liability is classified within Level 1. In addition, the Company has contingent consideration liabilities related to its acquisitions that it records at fair value. The fair values of these liabilities are based on Level 3 inputs and are discussed in Note 3.

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at March 26, 2011:

		Fair Value at Reporting Date Using
	Balance as of March 26, 2011	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$314	$314	$—	$—

Total	$314	$314	$—	$—

Liabilities:
SERP liability	$19,564	$19,564	$—	$—
Contingent consideration	111,925	—	—	111,925

Total	$131,489	$19,564	$—	$111,925

The following table presents a reconciliation of the only asset or liability, which are contingent consideration liabilities, the Company measures and records at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended March 26, 2011:

	For the Three Months Ended March 26	For the Six Months Ended March 26
Beginning balance	$30,596	$29,500
Total net unrealized (gains)/losses included in earnings	(5,271)	(4,175)
Total net unrealized (gains)/losses included in other comprehensive income	—	—
Transfers into level 3 (gross)	—	—
Transfers out of level 3 (gross)	—	—
Net purchases, issuances, sales and settlements	86,600	86,600

Ending balance	$111,925	$111,925

There were no such recurring measurements using significant unobservable inputs for the three and six months ended March 27, 2010.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets include cost-method equity investments, and long-lived assets, including property and equipment, intangible assets and goodwill.

The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $5.0 million and $7.0 million at March 26, 2011 and September 25, 2010, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost. As the inputs utilized for the Company’s periodic impairment assessment are not based on observable market data, these cost method investments are classified within Level 3 of the fair value hierarchy on a non-recurring basis. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical. During the six months ended March 26, 2011, the Company recorded an other-than-temporary impairment charge of $2.1 million related to one of these investments.

Refer to Note 5 for disclosure of the nonrecurring fair value measurement related to the loss on extinguishment of debt recorded in the first quarter of fiscal 2011.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, cost-method investments, insurance contracts and related SERP liability, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by U.S. generally accepted accounting principles, which approximates fair value, and the related SERP liability is recorded at fair value. The Company believes the carrying amounts of its cost-method investments approximate fair value and has not performed an in-depth analysis of the fair values as it is not practical to do so.

The Company had $1.45 billion of Convertible Notes recorded (See Note 5) as of March 26, 2011 and September 25, 2010, respectively. The aggregate principal amount of the Convertible Notes at both periods was $1.725 billion. On November 18, 2010, the Company entered into separate, privately-negotiated exchange agreements under which it retired $450.0 million in aggregate principal of its Original Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037 (“Exchange Notes”). Following these transactions, $1.275 billion in principal amount of the Original Notes remained outstanding. The fair value of the remaining Original Notes and the Exchange Notes as of March 26, 2011 was approximately $1.23 billion and $544 million, respectively. The aggregate fair value of the Company’s Convertible Notes was approximately $1.62 billion as of September 25, 2010. Fair value is based on the trading prices of the respective notes at the dates noted.

(3) Business Combinations

Fiscal 2011 Acquisition:

Acquisition of Interlace Medical

On January 6, 2011, the Company consummated the acquisition of 100% of the equity interest in Interlace Medical, Inc. (“Interlace”), a privately-held company located in Framingham, Massachusetts. Interlace is the developer, manufacturer and supplier of the MyoSure hysteroscopic tissue removal system (“MyoSure”). The MyoSure system is a new and innovative tissue removal device that is designed to provide incision-less removal of fibroids and polyps within the uterus. Interlace’s operations have been integrated within the Company’s GYN Surgical reporting segment. The Company believes that MyoSure is a complementary product to its existing surgical product portfolio.

The Company concluded that the acquisition of Interlace did not represent a material business combination and therefore no pro forma financial information has been provided herein. Subsequent to the acquisition date, the Company’s results of operations include the results of Interlace. The Company accounted for the Interlace acquisition as a purchase of a business under ASC 805, Business Combinations.

The purchase price was comprised of $126.8 million in cash (“Initial Consideration”), which was net of certain adjustments, plus two annual contingent payments up to a maximum of an additional $225.0 million in cash. In addition to the Initial Consideration, $2.1 million will be disbursed to certain employees upon the completion of three and six months of service from the date of acquisition. Since these payments are contingent on future employment, they will be recognized as compensation expense ratably over the required service period, and for the three months ended March 26, 2011, $1.1 million was recorded in the Consolidated Statement of Operations. Any amounts forfeited due to voluntary termination will be redistributed to the shareholders on a pro-rata basis. The agreement includes an indemnification provision that provides for the reimbursement of a portion of legal expenses in defense of the Interlace intellectual property. The Company has the right to collect certain amounts set aside in escrow from the Initial Consideration and, as applicable, offset contingent consideration payments of qualifying legal costs.

The contingent payments are based on a multiple of incremental revenue growth during a two-year period following the completion of the acquisition. Pursuant to ASC 805, the Company recorded its estimate of the fair value of the contingent consideration liability based on future revenue projections of the Interlace business under various potential scenarios and weighted probability assumptions of these outcomes. As of the date of acquisition, these cash flow projections were discounted using a rate of 15.6%. The discount rate is based on the weighted-average cost of capital of the acquired business plus a credit risk premium for non-performance risk related to the liability pursuant to ASC 820. This analysis resulted in an initial contingent consideration liability of $86.6 million, which will be adjusted periodically as a component of operating expenses based on changes in fair value of the liability driven by the accretion of the liability for the time value of money and changes in the assumptions pertaining to the achievement of the defined revenue growth milestones. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820. As of March 26, 2011, there were no significant changes in the estimated outcomes for the contingent consideration recognized. In connection with updating the fair value calculation at March 26, 2011, the Company recorded a charge of $2.7 million to record the liability at its fair value of $89.3 million.

The Company did not issue any equity awards in connection with this acquisition. The Company incurred third-party transaction costs of $0.4 million, which were expensed within general and administrative expenses in fiscal 2011.

The purchase price was as follows:

Cash portion of consideration	$126,798
Contingent consideration	86,600

Total purchase price	$213,398

The allocation of the purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of January 6, 2011. The Company is continuing to obtain information pertaining to tax assets and liabilities. The components and allocation of the purchase price consists of the following approximate amounts:

Cash	$9,070
Inventory, including fair value adjustments	1,795
Other tangible assets	1,291
Accounts payable and accrued expenses	(1,792)
Developed technology	158,741
Trade names	1,750
Deferred taxes, net	(49,167)
Goodwill	91,710

Purchase Price	$213,398

As part of the purchase price allocation, the Company determined that the separately identifiable intangible assets were developed technology and trade names related to the MyoSure product name. The fair value of the intangible assets was determined through the application of the income approach, and the cash flow projections were discounted at 12.7%. Developed technology represented currently marketable Interlace products that the Company will continue to sell as well as utilize to enhance and incorporate into the Company’s existing products. In determining the allocation of the purchase price to existing technology, consideration was only given to products that had been approved by the FDA. Based on the early stage of other projects and an insignificant allocation of resources to those projects, the Company concluded that there were no in-process projects of a material nature.

Developed technology and trade names are being amortized over 15 years and 13 years, respectively.

The excess of the purchase price over the fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The goodwill recognized is attributable to expected synergies that the Company will realize from this acquisition. None of the goodwill is expected to be deductible for income tax purposes.

Fiscal 2011 Pending Acquisitions:

On January 14, 2011, the Company signed a definitive agreement to acquire a medical equipment manufacturer for an aggregate amount of up to approximately $16 million comprised of an up-front payment and future payments primarily based on continuing employment of the principal shareholders. On February 22, 2011, the Company entered into a definitive agreement to acquire an international distributor of medical products for a purchase price of $135 million (subject to adjustment) plus two annual contingent payments with a maximum payout of up to an additional $165 million (subject to adjustment). The contingent payments will be payable in cash based on a multiple of the annual incremental revenue growth over the prior year. These transactions are expected to close during the second half of the Company’s fiscal 2011 and are subject to applicable regulatory approvals and other conditions. The Company cannot assure that the closings will take place on a timely basis, if at all.

Fiscal 2010 Acquisition:

Acquisition of Sentinelle Medical

On August 5, 2010, the Company completed its acquisition of 100% of the equity interests in Sentinelle Medical Inc. (“Sentinelle Medical”), a privately-held company located in Toronto, Canada, pursuant to a definitive agreement dated July 6, 2010. Sentinelle Medical develops, manufactures and markets magnetic resonance imaging (“MRI”) breast coils, tables and visualization software. Sentinelle Medical is dedicated to developing advanced imaging technologies used in high-field strength MRI systems. Sentinelle Medical’s products enhanced and broadened the Company’s portfolio of product offerings in the areas of breast cancer detection and intervention.

The Company concluded that the acquisition of Sentinelle Medical did not represent a material business combination and therefore no pro forma financial information has been provided herein. Subsequent to the acquisition date, the Company’s results of operations include the results of Sentinelle Medical, which is included within the Company’s Breast Health reporting segment. The Company accounted for the Sentinelle Medical acquisition as a purchase of a business under ASC 805.

The purchase price was comprised of an $84.8 million cash payment, which was net of certain adjustments, plus three contingent payments up to a maximum of an additional $250.0 million in cash. The contingent payments are based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition as follows: six months after acquisition, 12 months after acquisition, and 24 months after acquisition. Pursuant to ASC 805, the Company recorded its estimate of the fair value of the contingent consideration liability based on future revenue projections of the Sentinelle Medical business under various potential scenarios and weighted probability assumptions of these outcomes. As of the date of acquisition, these cash flow projections were discounted using a rate of 16.5%. The discount rate is based on the weighted-average cost of capital of the acquired business plus a credit risk premium for non-performance risk related to the liability pursuant to ASC 820. This analysis resulted in an initial contingent consideration liability of $29.5 million, which will be adjusted periodically as a component of operating expenses based on changes in the fair value of the liability driven by the accretion of the liability for the time value of money and changes in the assumptions pertaining to the achievement of the defined revenue growth milestones. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820. In the first quarter of fiscal 2011, the Company re-evaluated the assumptions based on current factors, and recorded a charge of $1.1 million to record the liability at fair value. During the second quarter of fiscal 2011, the first earn-out period ended, and the Company adjusted the fair value of the contingent consideration liability for actual results during the earn-out period, for which the payment was made in the third quarter of fiscal 2011. In addition, the Company updated the revenue and probability assumptions for the future earn-out periods and lowered its projections. As a result of these adjustments, which were partially offset by the accretion of the liability, and using a current discount rate of approximately 17.0%, the Company recorded a reversal of expense of $8.0 million in the second quarter of fiscal 2011 to record the contingent consideration liability at fair value. At March 26, 2011, the fair value of the liability is $22.6 million.

The Company did not issue any equity awards in connection with this acquisition. The Company incurred third-party transaction costs of $1.2 million, which were expensed within general and administrative expenses in fiscal 2010.

The purchase price was as follows:

Cash portion of consideration	$84,751
Contingent consideration	29,500

Total purchase price	$114,251

The allocation of the purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of August 5, 2010. The Company is continuing to obtain information pertaining to tax assets and liabilities. The components and allocation of the purchase price consists of the following approximate amounts:

Cash	$429
Inventory, including fair value adjustments	10,066
Other tangible assets	7,247
Accounts payable and accrued expenses	(6,244)
Deferred revenue, including fair value adjustments	(2,056)
Developed technology	60,900
In-process research and development	4,800
Trade names	1,600
Non-compete agreements	300
Deferred taxes, net	(11,935)
Goodwill	49,144

Purchase Price	$114,251

As part of the purchase price allocation, the Company determined that the separately identifiable intangible assets were developed technology, in-process research and development, trade names and non-compete agreements. The fair value of the intangible assets was determined through the application of the income approach, and the cash flow projections were discounted using rates of 15.0% to 16.0%. Developed technology represented currently marketable purchased products that the Company will continue to sell as well as utilize to enhance and incorporate into the Company’s existing products. In determining the allocation of the purchase price to existing technology, consideration was only given to products that had been approved by the FDA. The trade names related to both the Sentinelle Medical name and certain product names.

The amount allocated to acquired in-process research and development represented the estimated fair value of in-process projects based on risk-adjusted cash flows utilizing a discount rate of 17.0%. These in-process projects had not yet reached technological feasibility and had no future alternative uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects was obtaining regulatory approval to market the underlying products. The acquired in-process research and development assets are not subject to amortization until such time the projects are complete at which time, they will be amortized over their estimated remaining useful lives ranging from 10 to 20 years. These projects related to a prostate MRI coil and certain software. In the first quarter of fiscal 2011, the Company received FDA approval for the software project. The MRI coil project is ongoing.

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

(4) Other Balance Sheet Information

Components of selected captions in the Consolidated Balance Sheets at March 26, 2011 and September 25, 2010 consisted of:

	March 26, 2011	September 25, 2010
Inventories
Raw material and work-in-process	$145,176	$124,303
Finished goods	72,051	68,179

	$217,227	$192,482

Property and equipment
Equipment and software	$216,798	$207,382
Equipment under customer usage agreements	161,395	147,736
Building and improvements	58,792	57,350
Leasehold improvements	42,983	41,130
Furniture and fixtures	11,823	11,346
Land	8,931	8,882

	500,722	473,826
Less – accumulated depreciation and amortization	254,041	222,128

	$246,681	$251,698

(5) Debt

The Company had total debt with a carrying value of $1.45 billion at March 26, 2011 and September 25, 2010, which consisted principally of Convertible Notes (principal of $1.725 billion). The Company has recorded the Convertible Notes net of the unamortized debt discount as required by U.S. generally accepted accounting principles.

Convertible Notes

Original Convertible Notes. On December 10, 2007, the Company issued and sold $1.725 billion, at par, of 2.00% Convertible Senior Notes due 2037 (the “Original Notes”). Net proceeds from the offering were $1.69 billion, after deducting the underwriters’ discounts of $34.5 million and estimated offering expenses of $1.5 million, and were used to repay certain of the Company’s outstanding senior secured indebtedness. On November 18, 2010, the Company entered into separate, privately-negotiated exchange agreements under which it retired $450.0 million in aggregate principal of its Original Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037 (“Exchange Notes”). Following these transactions, $1.275 billion in principal amount of the Original Notes remained outstanding. In connection with this exchange transaction, the Company recorded a loss on extinguishment of debt of $29.9 million in its Consolidated Statements of Operations in the first quarter of fiscal 2011.

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

The Original Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning June 15, 2008 and ending on December 15, 2013. The Original Notes will accrete principal from December 15, 2013 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2013, the Company will pay contingent interest during any six month interest period to the holders of Original Notes if the “trading price”, as defined, of the Original Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the Original Notes. The holders of the Original Notes may convert the notes into shares of the Company’s common stock at a conversion price of approximately $38.60 per share, subject to adjustment, prior to the close of business on September 15, 2037 under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events. None of these triggering events had occurred as of March 26, 2011.

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

The Exchange Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning December 15, 2010, and ending on December 15, 2016 and will accrete principal from December 15, 2016 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2016, the Company will pay contingent interest during any six month interest period to the holders of Exchange Notes if the “trading price”, as defined, of the Exchange Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the Exchange Notes. The holders of the Exchange Notes may convert the Exchange Notes into shares of the Company’s common stock at a conversion price of approximately $23.03 per share, subject to adjustment, prior to the close of business on September 15, 2037 under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the Exchange Notes have been called for redemption; or (4) upon the occurrence of specified corporate events. None of these triggering events had occurred as of March 26, 2011.

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

Accounting for the Convertible Notes

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1)(codified within ASC 470, Debt). This accounting standard applies to certain convertible debt instruments that may be settled in cash (or other assets), or partially in cash, upon conversion. The liability and equity components of convertible debt instruments within the scope of this accounting standard must be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is subsequently recognized. The excess of the principal amount of the debt over the amount allocated to the liability component is recognized as the value of the embedded conversion feature within additional-paid-in capital in stockholders’ equity and amortized to interest expense using the effective interest method.

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

As noted above, on November 18, 2010, the Company executed separate, privately-negotiated exchange agreements, and the Company retired $450.0 million in aggregate principal of its Original Notes for $450.0 million in aggregate principal of Exchange Notes. The Company followed the derecognition provisions pursuant to subtopic ASC 470-20-40, which requires the allocation of the fair value of the consideration transferred (i.e., the Exchange Notes) between the liability and equity components of the original instrument to determine the gain or loss on the transaction. In connection with this transaction, the Company recorded a loss on extinguishment of debt of $29.9 million, which is comprised of the loss on the debt itself of $26.0 million and the write-off of the pro-rata amount of debt issuance costs of $3.9 million allocated to the notes retired. The loss on the debt itself is calculated as the difference between the fair value of the liability component of the Original Notes’ amount retired immediately before the exchange and its related carrying value immediately before the exchange. The fair value of the liability component was calculated similar to the description above for initially recording the Original Notes under FSP APB 14-1, and the Company used an effective interest rate of 5.46%, representing the estimated nonconvertible debt borrowing rate with a three year maturity at the measurement date. In addition, under this accounting guidance, a portion of the fair value of the consideration transferred is allocated to the reacquisition of the equity component, which is the difference between the fair value of the consideration transferred and the fair value of the liability component immediately before the exchange. As a result, $39.9 million was allocated to the reacquisition of the equity component of the original instrument, which is recorded net of deferred taxes within capital in excess of par value.

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

As of March 26, 2011, the Convertible Notes (both the Original Notes and Exchange Notes) and related equity components (recorded in capital in excess of par value, net of deferred taxes) consisted of the following:

Original Notes principal amount	$1,275,000
Unamortized discount	(176,954)

Net carrying amount	$1,098,046
Equity component, net of taxes	$259,000

Exchange Notes principal amount	$450,000
Unamortized discount	(96,164)

Net carrying amount	$353,836
Equity component, net of taxes	$60,054

Interest expense under the Convertible Notes for the three and six months ended March 26, 2011 and March 27, 2010 was comprised as follows:

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
2.00% accrued interest	$8,625	$8,602	$17,230	$17,203
Amortization of debt discount	17,750	18,109	36,209	35,919
Amortization of deferred financing costs	944	1,013	1,956	2,010

Non-cash interest expense	18,694	19,122	38,165	37,929

	$27,319	$27,724	$55,395	$55,132

If the Company fails to comply with the reporting obligations contained in the Convertible Notes agreements, the sole remedy of the holders of the Convertible Notes for the first 90 days following such event of default consists exclusively of the right to receive an extension fee in an amount equal to 0.25% of the accreted principal amount of the Convertible Notes. Based on the Company’s evaluation of the Convertible Notes in accordance with ASC 815, Derivatives and Hedging, Subtopic 40, Contracts in Entity’s Own Equity, the Company determined that the Convertible Notes contain a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment, requiring bifurcation as the features are not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of March 26, 2011 and September 25, 2010.

As of March 26, 2011, upon conversion, including the potential premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 68.6 million common shares to the Convertible Note holders.

(6) Commitments and Contingencies

(a) Contingent Payments

As a result of the merger with Cytyc in October 2007, the Company assumed the obligation to the former Adiana, Inc. shareholders to make contingent payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155.0 million based on worldwide sales of the Adiana Permanent Contraception System in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. FDA approval of the Adiana Permanent Contraception System occurred on July 6, 2009, and the Company began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. The agreement includes an indemnification provision that provides for the reimbursement of qualifying legal expenses and liabilities associated with legal claims against the Adiana products and intellectual property, and the Company has the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs. The Company is recording legal fees related to the Conceptus litigation matter (described below) as a reduction to the accrued contingent consideration payments, which will result in a lower payment to the Adiana shareholders. The Company made a payment of $19.7 million to the Adiana shareholders in October 2010, net of amounts withheld for the legal indemnification provision. At March 26, 2011, the accrued contingent consideration obligation is $23.7 million, net of qualifying legal costs.

The Company also has a contingent consideration obligations related to the Sentinelle Medical and Interlace acquisitions. Pursuant to ASC 805, this aggregate liability is recorded at its fair value of $111.9 million as of March 26, 2011. Refer to Notes 2 and 3 for additional information.

(b) Litigation and Related Matters

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception System would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana Permanent Contraception System. The complaint seeks preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana System based on alleged infringement of certain claims of three of the five patents. A hearing on Conceptus’ preliminary injunction motion was held on November 4, 2009, and on November 6, 2009, the judge issued an order denying the motion. On January 19, 2010, upon stipulation of the parties, the Court dismissed all claims relating to three of the five asserted patents with prejudice. A Markman hearing on claim construction took place on March 10, 2010 and a ruling was issued on March 24, 2010. On April 12, 2010, in response to Hologic’s counterclaims of unfair competition filed in October of 2009, the Court granted Conceptus leave to amend its counterclaims adding charges of unfair competition. On June 23, 2010, upon stipulation of the parties, the Court dismissed the asserted claims of an additional patent leaving three claims of U.S. patent 7,506,650 being asserted against the Company in the case. On August 10, 2010, the parties entered into a settlement agreement dismissing all unfair competition claims against each other. A hearing on both parties’ motions for summary judgment on the patent claims occurred on December 9, 2010, and on December 16, 2010, a ruling was issued granting Hologic summary judgment of no infringement of one of the three asserted claims. A trial on the two remaining patent claims originally scheduled for February 28, 2011 has been postponed until after June 30, 2011. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

The Company acquired Interlace on January 6, 2011. On July 16, 2010 Smith & Nephew, Inc. filed suit against Interlace in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that the Interlace Myosure hysteroscopic tissue removal device infringes U.S. patent 7,226,459. The complaint seeks permanent injunctive relief and unspecified damages. A Markman hearing was held November 9, 2010, and a ruling was issued on April 21, 2011. A trial on the issues has been scheduled for March 12, 2012. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

The Company is a party to various other legal proceedings and claims arising out of the ordinary course of its business. The Company believes that except for those described above there are no other proceedings or claims pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations.

(c) Litigation-related Settlement Charge

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

(7) Sale of Makena

On January 16, 2008, the Company entered into a definitive agreement to sell full U.S. and world-wide rights to its Makena (formerly Gestiva) pharmaceutical product to K-V Pharmaceutical Company (“KV”) upon approval by the FDA of the then pending Makena new drug application (the “Makena NDA”) for a purchase price of $82.0 million. The Company had received $9.5 million of this amount, which had been recorded as a deferred gain, and the remainder was due upon FDA approval. Under this agreement, either party had the right to terminate the agreement if FDA approval was not obtained by February 19, 2010. On January 8, 2010, the parties executed an amendment (“First Amendment”) to the agreement eliminating the date by which FDA approval must be received and extending the term indefinitely. In consideration of executing the First Amendment, the purchase price was increased to $199.5 million. The Company received $70.0 million upon the signing of the amendment, which was recorded as a deferred gain, and was due to receive an additional $25.0 million upon FDA approval of the product and an additional $95.0 million over a nine-month period beginning one year following FDA approval. On February 3, 2011, the parties executed a second amendment (“Second Amendment”) to the agreement in which the payment provisions under the First Amendment were adjusted so that upon FDA approval the Company would be due $12.5 million, another $12.5 million one year after approval, and the remaining $95.0 million would be due over an 18 to 30 month period depending on which one of two payment options KV selects. In addition, KV will owe the Company a 5% royalty on sales for certain time periods determined based upon the payment option selected by KV.

Under the arrangement, the Company had been continuing its efforts to obtain FDA approval of the Makena NDA. All costs incurred in these efforts were reimbursed by KV and recorded as a credit against research and development expenses. On February 3, 2011, the Company received FDA approval of Makena and, subject to a right of reversion for failure to make future payments, all rights to Makena were transferred to KV. The Company received $12.5 million, and including the $79.5 million previously received, the Company recorded a gain on the sale of intellectual property, net of the write-off of certain assets, of $84.5 million in the second quarter of fiscal 2011. Any amounts to be received in the future from KV have not been recorded in the Company’s consolidated financial statements, and as the Company receives the amounts owed, the payments will be recorded as a gain within operating expenses in the Consolidated Statement of Operations in the period received.

(8) Pension and Other Employee Benefits

The Company has certain defined benefit pension plans covering the employees of its AEG German subsidiary. As of March 26, 2011 and September 25, 2010, the Company has recorded a pension liability of $9.5 million and $9.1 million, respectively, primarily as a component of long-term liabilities in the Consolidated Balance Sheets. As of March 26, 2011 and September 25, 2010, the pension plans held no assets. Under German law, there is no minimum funding requirement imposed on employers. The Company’s net periodic benefit cost and components thereof were not material during the three and six months ended March 26, 2011 and March 27, 2010.

(9) Net Income Per Share

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

The Company applies the provisions of ASC 260, Earnings per Share, Subtopic 10-45-44, to determine the diluted weighted average shares outstanding as it relates to its outstanding Convertible Notes, and due to the type of debt instrument issued, the Company should use the treasury stock method and not the if-converted method. The dilutive impact of the Company’s Convertible Notes is based on the difference between the Company’s current period average stock price and the conversion price of the Convertible Notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the Convertible Notes.

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Numerator:
Net income	$82,445	$20,618	$93,385	$46,713

Denominator:
Basic weighted average common shares outstanding	260,825	258,653	260,224	258,339
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	3,205	2,825	3,364	2,802

Diluted weighted average common shares outstanding	264,030	261,478	263,588	261,141

Basic net income per common share	$0.32	$0.08	$0.36	$0.18

Diluted net income per common share	$0.31	$0.08	$0.35	$0.18

Weighted-average anti-dilutive shares related to:
Outstanding stock options	6,045	11,452	7,710	11,362
Restricted stock units	—	2	1	308

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

(10) Stock-Based Compensation

Share-based compensation expense for the three and six months ended March 26, 2011 and March 27, 2010 is as follows:

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Cost of revenues	$1,138	$1,003	$2,541	$2,032
Research and development	1,316	955	2,552	1,922
Selling and marketing	1,489	1,107	3,144	2,494
General and administrative	4,825	5,389	11,229	10,127

	$8,768	$8,454	$19,466	$16,575

The Company granted approximately 2.2 million and 2.7 million stock options during the six months ended March 26, 2011 and March 27, 2010, respectively, with weighted average exercise prices of $17.00 and $15.67, respectively. There were 16.3 million options outstanding at March 26, 2011 with a weighted average exercise price of $16.88.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Risk-free interest rate	1.0%	1.8%	1.0%	1.8%
Expected volatility	45%	47%	45%	47%
Expected life (in years)	4.2	3.9	4.2	3.9
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$7.02	$5.53	$6.19	$5.88

The Company granted approximately 1.2 million restricted stock units (RSU) during each of the six month periods ended March 26, 2011 and March 27, 2010, with weighted average grant date fair values of $16.87 and $15.66, respectively. As of March 26, 2011, there were 3.2 million unvested RSUs outstanding with a weighted average grant date fair value of $15.71.

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and RSUs. The vesting term of stock options granted to employees is generally five years with annual vesting of 20% per year on the anniversary of the grant date, and RSUs granted to employees either cliff vest at the end of three years or vest over four years with annual vesting at 25% per year on the anniversary of the grant date. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 6% as of March 26, 2011. This analysis is periodically re-evaluated and forfeiture rates will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.

At March 26, 2011, there was $37.7 million and $39.9 million of unrecognized compensation expense related to stock options and RSUs, respectively, to be recognized over a weighted average period of 3.4 years and 2.7 years, respectively.

(11) Comprehensive Income

The Company’s other comprehensive income solely relates to foreign currency translation adjustments. A reconciliation of comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Net income as reported	$82,445	$20,618	$93,385	$46,713
Translation adjustment	8,912	(5,102)	8,658	(5,319)

Comprehensive income	$91,357	$15,516	$102,043	$41,394

(12) Business Segments and Geographic Information

The Company reports segment information in accordance with ASC 280, Segment Reporting. Operating segments are identified as components of an enterprise for which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision maker is its chief executive officer, and the Company’s reportable segments have been identified based on the types of products manufactured and the end markets to which the product are sold into. Each reportable segment generates revenue from either the sale of medical equipment and related services and/or the sale of disposable supplies, primarily used for diagnostic testing and surgical procedures. The Company has four reportable segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. Certain reportable segments represent an aggregation of operating units within each segment. The Company measures and evaluates its reportable segments based on segment revenues and operating income.

Identifiable assets for the four principal operating segments consist of inventories, intangible assets, and property and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three and six months ended March 26, 2011 and March 27, 2010.

Segment information for the three and six months ended March 26, 2011 and March 27, 2010 is as follows:

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Total revenues:
Breast Health	$205,866	$189,457	$401,218	$368,530
Diagnostics	138,231	139,977	277,331	280,377
GYN Surgical	71,490	67,138	147,173	138,591
Skeletal Health	23,064	21,540	45,500	43,062

	$438,651	$418,112	$871,222	$830,560

Operating income (loss):
Breast Health	$50,777	$20,501	$85,135	$48,288
Diagnostics	108,057	25,608	133,097	53,025
GYN Surgical	(6,388)	13,491	3,143	28,215
Skeletal Health	2,942	2,301	5,733	4,342

	$155,388	$61,901	$227,108	$133,870

Depreciation and amortization:
Breast Health	$10,014	$12,574	$19,978	$25,292
Diagnostics	39,793	41,224	79,766	82,649
GYN Surgical	23,042	17,127	43,520	34,134
Skeletal Health	2,886	2,873	5,941	5,714

	$75,735	$73,798	$149,205	$147,789

Capital expenditures:
Breast Health	$4,474	$3,792	$7,777	$5,098
Diagnostics	5,662	4,368	11,473	8,206
GYN Surgical	2,580	1,911	4,883	5,311
Skeletal Health	693	1,670	1,050	2,221
Corporate	1,193	753	2,504	1,793

	$14,602	$12,494	$27,687	$22,629

	March 26, 2011	September 25, 2010
Identifiable assets:
Breast Health	$1,001,798	$988,041
Diagnostics	1,728,126	1,802,148
GYN Surgical	2,066,384	1,834,773
Skeletal Health	31,475	30,293
Corporate	1,008,460	970,579

	$5,836,243	$5,625,834

There were no customers with balances greater than 10% of accounts receivable as of March 26, 2011 or September 25, 2010, nor any customer that represented greater than 10% of product revenues during the three and six months ended March 26, 2011 and March 27, 2010.

The Company operates in the major geographic areas as noted in the below chart. Product sales data is based upon customer location, and internationally totaled $85.7 million and $169.8 million during the three and six months ended March 26, 2011, respectively, and $79.8 million and $153.2 million during the three and six months ended March 27, 2010, respectively. The Company’s sales in Europe are predominantly derived from Germany, the United Kingdom and the Netherlands. The Company’s sales in Asia are predominantly derived from China, Thailand and Japan. The “All others” designation includes Canada, Latin America and the Middle East. Products sold by the Company internationally are manufactured at both domestic and international locations.

Product sales by geography as a percentage of total product sales are as follows:

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
United States	76%	77%	76%	77%
Europe	14%	13%	13%	12%
Asia	6%	6%	6%	6%
All others	4%	4%	5%	5%

	100%	100%	100%	100%

(13) Income Taxes

The Company’s effective tax rates for the three and six months ended March 26, 2011 were 36.0% and 33.9%, respectively. The Company’s effective tax rates for the three and six months ended March 27, 2010 were 33.0% and 35.0%, respectively. For the three months ended March 26, 2011, the effective tax rate primarily reflects the statutory rate. For the six months ended March 26, 2011, the effective tax rate is less than the statutory rate primarily due to the Section 199 manufacturing deduction, current year U.S. and Canadian research and development tax credits, the retroactive reinstatement of the Federal research and development tax credit, and the tax benefit derived from the loss on extinguishment of debt, which was recorded as a discrete item in the first quarter. For the three months ended March 27, 2010, the effective rate was lower than the statutory rate primarily due to the reversal of reserves no longer required of $1.4 million principally related to the closure of the Company’s manufacturing operation in Shanghai, China, and the expiration of the statute of limitations in certain jurisdictions. For the six months ended March 27, 2010, the effective tax rate primarily reflects the statutory rate.

As of March 26, 2011, the Company has recorded net deferred tax liabilities of $957.0 million, which is net of certain deferred tax assets, compared to $882.8 million as of September 25, 2010. The increase in net deferred tax liabilities is primarily due to the acquisition of Interlace in the second quarter of fiscal 2011 (see Note 3) and the utilization of the deferred tax asset related to the finalization of the sale of Makena (see Note 7). Management has concluded that its deferred tax assets are recoverable based upon its expectation that the Company’s future earnings will provide sufficient taxable income. The realization of the Company’s deferred tax assets cannot be assured, and to the extent the Company fails to generate sufficient taxable income, some or all of the Company’s deferred tax assets may not be realized.

The Company had gross unrecognized tax benefits, including interest, of $33.3 million as of March 26, 2011, all of which represents the amount of unrecognized tax that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of income tax expense. As of March 26, 2011, accrued interest was $1.9 million, net of federal benefit and no penalties have been accrued.

The Company and its subsidiaries are subject to United States federal income tax, as well as income tax in multiple state and foreign jurisdictions. The current tax returns are open for audit through fiscal 2014. The Company is currently under audit by the United States Internal Revenue Service (the “IRS”) for fiscal years 2007, 2008 and 2009. The audit has not been finalized, nor has the IRS issued a final report on its audit. The Company has a tax holiday in Costa Rica that currently does not materially impact its effective tax rate and is scheduled to expire in 2015.

(14) Product Warranties

The Company generally offers a one-year warranty for its products. The Company provides for the estimated cost of fulfilling its product warranty obligations at the time product revenue is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary.

Product warranty activity for the six months ended March 26, 2011 and March 27, 2010 is as follows:

	Balance at beginning of period	Provisions	Settlements/ adjustments	Balance at end of period
Six Months Ended:
March 26, 2011	$2,830	$2,965	$(2,265)	$3,530
March 27, 2010	$5,602	$847	$(2,452)	$3,997

(15) Goodwill and Intangible Assets

Goodwill

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. The Company conducts its annual goodwill impairment test as of the first day of its fiscal fourth quarter. There were no indicators of impairment identified during the first two quarters of fiscal 2011.

In connection with completing its annual goodwill impairment test in the fourth quarter of fiscal 2010, the Company determined that if the fair value of one of its reporting units had been lower by 10%, it would have failed Step 1 of the impairment test requiring a Step 2 analysis. This reporting unit is in the Breast Health reportable segment and had a fair value at the annual impairment test date that exceeded its carrying value by 4% with goodwill of $256.5 million. The fair value of the reporting unit was determined by using the Income Approach, specifically a discounted cash flow analysis (“DCF”), and the key assumptions that drive the fair value in this valuation model are the weighted-average cost of capital (“WACC”), terminal values, growth rates, and the amount and timing of the estimated future cash flows. If the current economic environment were to deteriorate, this would likely result in a higher WACC because market participants would require a higher rate of return. In the DCF as the WACC increases, the fair value decreases. The other significant factor in the DCF is the projected financial information (i.e., amount and timing of estimated future cash flows and growth rates) and if these assumptions were to be adversely impacted, this could result in a reduction of the fair value of this reporting unit. For the Company’s other reporting units with goodwill aggregating $1.85 billion, the Company believes that these reporting units are not at risk of failing Step 1 of the goodwill impairment test.

The following table presents the changes in goodwill during the six months ended March 26, 2011:

Balance at September 25, 2010	$2,108,847
Interlace acquisition	91,710
Accrued contingent consideration	14,015
Other adjustments	(1,567)
Foreign currency translation impact	2,412

Balance at March 26, 2011	$2,215,417

The allocation of goodwill by reporting segment consisted of the following:

	Balance as of March 26, 2011	Balance as of September 25, 2010
Breast Health	$636,015	$633,393
Diagnostics	576,423	577,205
GYN Surgical	994,804	890,098
Skeletal Health	8,175	8,151

	$2,215,417	$2,108,847

Intangible Assets

The Company amortizes its intangible assets that have definite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization is recorded over the estimated useful lives ranging from 2 to 30 years.

The Company evaluates the realizability of its definite-lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of undiscounted future cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on market participant assumptions pursuant to ASC 820.

Intangible assets consist of the following:

Description	As of March 26, 2011		As of September 25, 2010
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed Technology	$2,213,009	$497,312	$2,047,613	$410,801
In-process Research and Development	2,589	—	4,760	—
Customer Relationships	465,720	127,034	471,468	105,059
Trade Names	140,753	37,178	138,914	30,154
Patents	9,698	7,703	9,583	7,659
Non-competes	311	66	297	14

Totals	$2,832,080	$669,293	$2,672,635	$553,687

During the second quarter of fiscal 2011, the Company acquired Interlace and recognized $158.7 million of developed technology and $1.8 million of trade name assets. During the first quarter of fiscal 2011, one of the in-process research and development projects from the Sentinelle acquisition was completed and transferred to developed technology.

Amortization expense related to developed technology and patents is classified as a component of cost of product sales – amortization of intangible assets in the Consolidated Statements of Operations. Amortization expense related to customer relationships, trade names and non-competes is classified as a component of amortization of intangible assets in the Consolidated Statements of Operations.

The estimated remaining amortization expense as of March 26, 2011 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2011	$118,682
Fiscal 2012	238,990
Fiscal 2013	227,811
Fiscal 2014	213,240
Fiscal 2015	198,415

(16) New Accounting Pronouncements

Business Combinations

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-29, Business Combinations (ASC Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 requires a public entity to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior year. It also requires a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the reported revenue and earnings. The new disclosure will be effective for the Company’s first quarter of fiscal year 2012. The adoption of ASU 2010-29 will require additional disclosure in the event of a business combination but will not have a material impact on the Company’s financial condition and results of operations.

Intangibles – Goodwill and Other

In December 2010, the FASB issued ASU 2010-28, Intangibles- Goodwill and Other (ASC Topic 350). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years that begin after December 15, 2010, which is the Company’s fiscal year 2012. The Company is currently evaluating the impact, if any, that ASU 2010-28 may have on the Company’s financial condition and results of operations.

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

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	the risk that the continuing worldwide macroeconomic uncertainty may adversely affect our business and prospects;

•	the failure of third party payors to provide appropriate levels of coverage and reimbursement for the use of our products and treatments facilitated by our products;

•	the adoption of healthcare reform in the United States and the uncertainty surrounding the implementation of these reforms, including the excise tax on the sale of most medical devices;

•	the risk that recent and future changes in guidelines, recommendations and studies published by various organizations could adversely affect the use of our products;

•	the impact and anticipated benefits of recently completed acquisitions and acquisitions we may complete in the future;

•	risks associated with the continued market acceptance of our products, as well as the limited number of large customers for our ThinPrep system;

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

•	the risk that products may contain undetected errors or defects or otherwise not perform as anticipated;

•	our ability to predict accurately the demand for our products, and products under development;

•	the risk of conducting business internationally, including the effect of foreign exchange rate fluctuations on those operations;

•	our ability to develop strategies to address our markets successfully and the risk that the markets for our products may not develop or continue as expected;

•	the early stage of market development for certain of our products;

•

expenses and uncertainties relating to litigation, including without limitation, product liability claims, commercial disputes, employment matters and allegations of infringement of third party intellectual property rights;

•	technical innovations that could render products marketed or under development by us obsolete and our ability to protect our proprietary technologies;

•	competition;

•

an adverse change in the projected discounted cash flows from our acquired businesses or the business climate in which they operate, including the continuation of the current financial and economic uncertainty, could require us to record goodwill and intangible asset impairment charges;

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

Our Breast Health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, magnetic resonance imaging (“MRI”) breast coils, computer-aided detection (“CAD”) for mammography and MRI, minimally invasive breast biopsy devices, breast biopsy site markers, breast biopsy guidance systems, breast imaging comfort pads, and breast brachytherapy products. We have also developed a new breast imaging platform, Dimensions, which utilizes a new technology, tomosynthesis, to produce three dimensional (“3D”) images, as well as conventional two dimensional (“2D”) full field digital mammography (“FFDM”) images. In the U.S., our Dimensions product had previously been approved by the Food and Drug Administration (“FDA”) for providing conventional 2D images. On February 11, 2011, we received approval from the FDA to enable the 3D tomosynthesis capability of our Dimensions system. The FDA granted approval for the use of 3D tomosynthesis in addition to a conventional 2D digital image, and based on our clinical results it was determined that conventional 2D digital mammography with the addition of 3D tomosynthesis is superior to 2D digital mammography alone for both screening and diagnostics. We began to sell our Dimensions 3D tomosynthesis system in the United States immediately following FDA approval. The Company already had been selling Dimensions 3D tomosynthesis outside of the United States in regions such as Canada, Europe, Latin America and Asia.

In August 2010, we acquired Sentinelle Medical Inc. (“Sentinelle Medical”), a company that develops, manufactures and markets MRI breast coils, patient positioners and visualization software (“MRI CAD”). Sentinelle Medical, which is included within our Breast Health segment, is dedicated to developing advanced imaging technologies used in high-field strength MRI systems.

Our Diagnostics products include the ThinPrep System (“ThinPrep”), which is primarily used in cytology applications such as cervical cancer screening, the Rapid Fetal Fibronectin Test, which assists physicians in assessing the risk of pre-term birth, and our molecular diagnostic reagents used for a variety of DNA and RNA analysis applications based on our proprietary Invader chemistry. Our current molecular diagnostic offerings based upon this Invader chemistry include Cervista HPV high risk (“HR”) and Cervista HPV 16/18 products to assist in the diagnosis of human papillomavirus (“HPV”), as well as other products to diagnose cystic fibrosis, cardiovascular risk and other diseases.

Our GYN Surgical products include the NovaSure Endometrial Ablation System (“NovaSure”) and the Adiana Permanent Contraception System (“Adiana System”). NovaSure enables physicians to treat women suffering from excessive menstrual bleeding in a minimally invasive manner in order to eliminate or reduce their bleeding. The Adiana System is a form of permanent female contraception intended as an alternative to tubal ligation.

On January 6, 2011, we consummated the acquisition of Interlace Medical, Inc. (“Interlace”), a company that develops and manufactures the MyoSure hysteroscopic tissue removal system (“MyoSure”). The MyoSure system is a new and innovative tissue removal device that is designed to provide incision-less removal of fibroids and polyps within the uterus. Interlace’s operations have been integrated within our GYN Surgical division.

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

Adiana, AEG, ATEC, Cervista, Cytyc, Dimensions, Eviva, Fluoroscan, Interlace, Invader, MammoSite, MyoSure, NovaSure, Rapid fFN, Selenia, Sentinelle Medical, and ThinPrep.

RECENT DEVELOPMENTS

Market acceptance of our medical products in the United States and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient demand for our products and procedures and the reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors. The continuing uncertainty surrounding worldwide financial markets and macroeconomic conditions has caused and may continue to cause the purchasers of medical equipment to decrease or delay their medical equipment purchasing and procurement activities. Additionally, constrictions in world credit markets have caused and continue to cause our customers to experience difficulty securing the financing necessary to purchase our products. Economic uncertainty and unemployment have and may continue to result in cost-conscious consumers focusing on acute care rather than wellness, which has and may continue to adversely affect demand for our products and procedures. Furthermore, governments and other third party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect sales of our products. If the current adverse macroeconomic conditions continue, our business and prospects may be negatively impacted.

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and imposes new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of certain medical devices beginning in 2013. We expect that our products will fall under the government classification requiring the excise tax. U.S. net product sales represented 76% and 79% of our worldwide net product sales in the six months ended March 26, 2011 and the year ended September 25, 2010, respectively.

As we operate in a highly regulated industry, other governmental actions may adversely affect our business, operations or financial condition, including, without limitation: new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, method of delivery and payment for health care products and services; changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity; changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products and treatments; new laws, regulations and judicial decisions affecting pricing or marketing practices; and changes in the tax laws relating to our operations, including those associated with the recently adopted healthcare reform law discussed above.

Professional societies, government agencies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities from time to time. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, cost-effectiveness, and use of related therapies. Organizations like these have in the past made recommendations about our products and those of our competitors. Recommendations, guidelines or studies that are followed by patients and healthcare providers could result in decreased use of our products. For example, in November 2009, the American College of Obstetricians and Gynecologists changed their recommendations for pap smear screening, and the United States Preventive Services Task Force changed their recommendations for mammography screening. These current recommendations could significantly reduce the amount of screening using our ThinPrep, Selenia, Dimensions and related products and adversely affect the sale of those products.

Recently, there have been periodic significant fluctuations in foreign currencies relative to the U.S. dollar. The ongoing fluctuations of the value of the U.S. dollar may cause our products to be less competitive in international markets and may impact sales and profitability over time. Historically, a majority of our capital equipment sales to international dealers have been denominated in U.S. dollars. However, we have seen a shift of more sales being denominated in the Euro compared to the U.S. dollar for our Euro zone dealers. In addition, we have international sales, principally in our Diagnostics segment, that are denominated in foreign currencies. The value of these sales is also impacted by fluctuations in the value of the U.S. dollar. Given the uncertainty in the worldwide financial markets, foreign currency fluctuations may be significant in the future, and if the U.S. dollar strengthens, we may experience a material adverse effect on our international revenues and operating results.

ACQUISITIONS

Fiscal 2011 Acquisition:

Interlace Medical, Inc.

On January 6, 2011, we consummated our acquisition of Interlace, a privately-held company located in Framingham, Massachusetts. Interlace is the developer, manufacturer and supplier of the MyoSure hysteroscopic tissue removal system (“MyoSure”). The purchase price was comprised of $126.8 million in cash (“Initial Consideration”), which was net of certain adjustments, plus two annual contingent payments up to a maximum of an additional $225.0 million in cash. We have concluded that the acquisition of Interlace did not represent a material business combination and therefore no pro forma financial information has been provided herein. Subsequent to the acquisition date, our results of operations include the results of Interlace, which has been integrated within our GYN Surgical reporting segment. We accounted for the Interlace acquisition as a purchase of a business under Accounting Standards Codification (“ASC”) 805, Business Combinations.

The allocation of the purchase price was based upon preliminary estimates of the fair value of assets acquired and liabilities assumed as of January 6, 2011. The purchase price in excess of net tangible assets acquired was allocated to identifiable intangible assets comprised of developed technology of $158.7 million and trade names of $1.8 million, based upon a detailed valuation that relies on projections and assumptions. The excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill of $91.7 million.

In addition to the Initial Consideration, $2.1 million will be disbursed to certain employees upon the completion of three and six months of service from the date of acquisition. Since these payments are contingent on future employment, they will be recognized as compensation expense ratably over the required service period, and for the three months ended March 26, 2011, $1.1 million was recorded in the consolidated statement of operations. Any amounts forfeited due to voluntary termination will be redistributed to the Interlace shareholders on a pro-rata basis. The agreement includes an indemnification provision that provides for the reimbursement of a portion of legal expenses in defense of the Interlace intellectual property. The Company has the right to collect certain amounts set aside in escrow from the Initial Consideration and, as applicable, offset contingent consideration payments of qualifying legal costs.

The contingent payments are based on a multiple of incremental revenue growth during a two-year period following the completion of the acquisition. Pursuant to ASC 805, we have recorded an estimate of the fair value of the contingent consideration liability based on future revenue projections of the Interlace business under various potential scenarios and weighted probability assumptions of these outcomes. As of the date of acquisition, these cash flow projections were discounted using a rate of 15.6%. The discount rate is based on the weighted-average cost of capital of the acquired business plus a credit risk premium for non-performance risk related to the liability pursuant to ASC 820. This analysis resulted in an initial contingent consideration liability of $86.6 million, which will be adjusted periodically as a component of operating expenses based on changes in fair value of the liability driven by the accretion of the liability for the time value of money and changes in the assumptions pertaining to the achievement of the defined revenue growth milestones. This fair value measurement is based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements. As of March 26, 2011, there were no significant changes in the estimated outcomes for the contingent consideration recognized. In connection with updating the fair value calculation for accretion as of March 26, 2011, we recorded a charge of $2.7 million to record the liability at its fair value of $89.3 million.

Fiscal 2011 Pending Acquisitions:

On January 14, 2011, we entered into a definitive agreement to acquire a medical equipment manufacturer for an aggregate amount of up to approximately $16 million comprised of an up-front payment and future payments primarily based on continuing employment of the principal shareholders. On February 22, 2011, we entered into a definitive agreement to acquire an international distributor of medical products for a purchase price of $135 million (subject to adjustment) plus two annual contingent payments with a maximum payout of up to an additional $165 million (subject to adjustment). The contingent payments will be payable in cash based on a multiple of the annual incremental revenue growth over the prior year. These acquisitions are subject to applicable regulatory approvals and other conditions, and we expect to complete the acquisition during the second half of fiscal 2011. We cannot assure that the closings will take place on a timely basis, if at all.

Fiscal 2010 Acquisitions:

Sentinelle Medical Inc.

On August 5, 2010, we completed our acquisition of Sentinelle Medical, a privately held company located in Toronto, Canada. The purchase price was comprised of an $84.8 million cash payment, which was net of certain adjustments, plus a three contingent payments over a two-year period up to a maximum of an additional $250.0 million in cash. We concluded that the acquisition of Sentinelle Medical did not represent a material business combination and therefore no pro forma financial information has been provided herein. Subsequent to the acquisition date, our results of operations include the results of Sentinelle Medical, which is a component of our Breast Health reporting segment. We accounted for the Sentinelle acquisition as a purchase of a business under ASC 805.

The allocation of the purchase price was based upon preliminary estimates of the fair value of assets acquired and liabilities assumed as of August 5, 2010. The purchase price in excess of net tangible assets acquired was allocated to identifiable intangible assets aggregating $67.6 million, primarily comprised of developed technology of $60.9 million and in-process research and development projects of $4.8 million, based upon a detailed valuation that relies on projections and assumptions. The excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill of $49.1 million.

The amount allocated to acquired in-process research and development represented the estimated fair value of in-process projects based on risk-adjusted cash flows utilizing a discount rate of 17%. These in-process projects had not yet reached technological feasibility and had no future alternative uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects was obtaining regulatory approval to market the underlying products. The acquired in-process research and development assets are not subject to amortization until the projects are complete, at which time, they will be amortized over their estimated remaining useful lives ranging from 10 to 20 years. These projects relate to a prostate MRI coil and certain software. In the first quarter of fiscal 2011, we received FDA approval for the software project. The prostate MRI coil project is ongoing. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the transaction as a whole.

The contingent payments are based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. Pursuant to ASC 805, we have recorded an estimate of the fair value of the contingent consideration liability based on future revenue projections of the Sentinelle Medical business under various potential scenarios and weighted probability assumptions of these outcomes. As of the date of acquisition, these cash flow projections were discounted using a rate of 16.5%. The discount rate is based on the weighted-average cost of capital of the acquired business plus a credit risk premium for non-performance risk related to the liability pursuant to ASC 820. This analysis resulted in an initial contingent consideration liability of $29.5 million, which will be adjusted periodically as a component of operating expenses based on changes in fair value of the liability driven by the accretion of the liability for the time value of money and changes in the assumptions pertaining to the achievement of the defined revenue growth milestones. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. In the first quarter of fiscal 2011, we re-evaluated the assumptions based on current factors, and recorded a charge of $1.1 million to record the liability at fair value. During the second quarter of fiscal 2011, the first earn-out period ended, and we adjusted the fair value of the contingent consideration liability for actual results during the earn-out period, for which the payment was made in the third quarter of fiscal 2011. In addition, we updated the revenue and probability assumptions for the future earn-out periods and lowered our projections. As a result of these adjustments, which were partially offset by the accretion of the liability, and using a current discount rate of approximately 17.0%, we recorded a reversal of expense of $8.0 million in the second quarter of fiscal 2011 to record the contingent consideration liability at fair value. At March 26, 2011, the fair value of the liability is $22.6 million.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales

	Three Months Ended						Six Months Ended
	March 26, 2011		March 27, 2010		Change		March 26, 2011		March 27, 2010		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%

Product Sales
Breast Health	$136,836	31%	$133,135	32%	$3,701	3%	$267,146	31%	$259,859	31%	$7,287	3%
Diagnostics	137,215	31%	139,108	33%	(1,893)	(1)%	275,121	32%	278,518	34%	(3,397)	(1)%
GYN Surgical	71,173	16%	66,691	16%	4,482	7%	146,494	17%	137,673	17%	8,821	6%
Skeletal Health	15,728	4%	14,185	3%	1,543	11%	30,794	3%	28,479	3%	2,315	8%

	$360,952	82%	$353,119	84%	$7,833	2%	$719,555	83%	$704,529	85%	$15,026	2%

In the current quarter, our product sales increased $7.8 million, or 2%, compared to the corresponding period in the prior year primarily due to an increase in revenues of $4.5 million from GYN Surgical, $3.7 million from Breast Health, and $1.5 million from Skeletal Health. Partially offsetting these increases was a decrease in revenues in our Diagnostics segment of $1.9 million. In the current six month period, our product sales increased $15.0 million, or 2%, compared to the corresponding period in the prior year primarily due to an increase in revenues of $8.8 million from GYN Surgical, $7.3 million from Breast Health, and $2.3 million from Skeletal Health. Partially offsetting these increases was a decrease in revenues in our Diagnostics segment of $3.4 million.

Breast Health product sales increased 3% in the current three and six month periods compared to the corresponding periods in the prior year, primarily due to the inclusion of revenues from our acquisition of Sentinelle Medical, which was acquired in the fourth quarter of fiscal 2010. Our breast biopsy products revenue increased $4.4 million and $5.7 million in the current three and six month periods, respectively, primarily attributable to an increase in the number of Eviva biopsy devices sold domestically. Overall, our digital mammography systems revenues decreased $5.9 million and $4.8 million in the current three and six month periods, respectively, compared to the corresponding periods in the prior year. We experienced an increase in the number of units sold of our new 2D/3D Dimensions products as these systems continue to gain traction, and we expect this trend to continue as we received FDA approval of our 3D tomosynthesis capability in February 2011 to sell it in the U.S. However, this increase in sales was offset by a decrease in the number of Selenia systems sold worldwide, and to a lesser extent, Selenia product mix and configuration differences. We sold a greater number of defeatured systems, which have lower average selling prices than our full featured models. In addition, we also experienced an increase of $2.2 million in revenue in the current quarter compared to the corresponding period in the prior year from stereotactic tables due to an increase in the number of units sold domestically driven by the introduction of a new model.

Diagnostics product sales decreased 1% in both the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decline in the number of ThinPrep pap tests sold domestically as a result of the decline in patient visits year over year. We believe this decline in revenues is attributable to the lagging effects of unemployment, continuing economic uncertainty and recent changes in cervical cancer screening guidelines to extend the recommended intervals between such screenings, and to a lesser extent laboratory consolidation. Partially offsetting the decreased ThinPrep revenues was an increase in revenues from our Cervista HPV tests as we continue to gain new customer accounts.

GYN Surgical product sales increased 7% and 6% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to growing sales of the Adiana System and to a lesser extent revenues from the inclusion of MyoSure from the date of acquisition in the second quarter of 2011. Revenues of NovaSure in the current quarter were relatively comparable to the corresponding period in the prior year as we experienced a slight decline in the number of NovaSure devices sold domestically partially offset by an increase in average selling prices. In the current six month period compared to the corresponding period in the prior year, we experienced a slight increase in revenues from NovaSure.

Skeletal Health product sales increased 11% and 8% in the current three and six months periods, respectively, compared to the corresponding periods in the prior year primarily due to a $1.1 million and $3.4 million increase in the current three and six month periods, respectively, in osteoporosis assessment product sales. Offsetting this increase in the current six month period was a reduction in mini C-arm revenues of $1.5 million due to an increase in units being sold internationally, which have lower average selling prices, compared to the prior year period.

Product sales by geography as a percentage of total product sales were as follows:

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
United States	76%	77%	76%	77%
Europe	14%	13%	13%	12%
Asia	6%	6%	6%	6%
All others	4%	4%	5%	5%

	100%	100%	100%	100%

Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 26, 2011		March 27, 2010		Change		March 26, 2011		March 27, 2010		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$77,699	18%	$64,993	16%	$12,706	20%	$151,667	17%	$126,031	15%	$25,636	20%

Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 20% in both the current three and six month periods compared to the corresponding periods in the prior year primarily in our Breast Health business due to an increase in the number of service contracts driven by an increase in our installed base of our digital mammography systems.

Cost of Product Sales

	Three Months Ended						Six Months Ended
	March 26, 2011		March 27, 2010		Change		March 26, 2011		March 27, 2010		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Sales	$131,976	37%	$119,152	34%	$12,824	11%	$257,001	36%	$233,903	33%	$23,098	10%
Cost of Product Sales – Amortization of Intangible Assets	44,489	12%	43,526	12%	963	2%	86,601	12%	87,046	12%	(445)	(1)%

	$176,465	49%	$162,678	46%	$13,787	8%	$343,602	48%	$320,949	46%	$22,653	7%

Product sales gross margin decreased to 51% and 52%, respectively, in the current three and six month periods compared to 54% in both of the corresponding periods in the prior year.

Cost of Product Sales. The cost of product sales as a percentage of products sales was 37% and 36% in the current three and six month periods, respectively, compared to 34% and 33% in the corresponding periods in the prior year, respectively. Cost of product sales as a percentage of product revenues increased across our business segments in both the current three and six month periods compared to the corresponding periods in the prior year. The decline in gross margin in the current three and six month periods was primarily driven by Breast Health due to $1.4 million and $2.7 million, respectively, of additional costs related to the sale of acquired Sentinelle Medical inventory written up to fair value in purchase accounting, unfavorable absorption and higher production spend principally in the digital mammography product lines coupled with a mix shift of selling more Dimensions 2D units and less Selenia systems compared to the corresponding periods in the prior year. In addition, in the current three and six month periods, we sold more defeatured Selenia systems, which have lower gross margins, than full featured systems compared to the corresponding periods in the prior year. Offsetting these decreases in the digital mammography product lines were higher sales of 3D tomosynthesis add-on options, which have higher margins. Within our breast biopsy products, the mix of products sold resulted in lower gross margins. We sold more Eviva disposables and less ATEC disposables as a percent of revenue compared to the corresponding periods in the prior year. Eviva disposables carry a higher manufacturing cost, as well as additional royalty charges, than ATEC disposables. Gross margin in the current three and six month periods also declined in our GYN Surgical business due to the inclusion of MyoSure from the Interlace acquisition as additional costs were recorded related to the sale of acquired inventory written up to fair value in purchase accounting and additional expenses from the ramp up of production. GYN Surgical also experienced under absorption from lower NovaSure volumes partially offset by higher average selling prices. Gross margin in our Diagnostics business declined slightly in both periods compared to the corresponding periods in the prior year primarily due to a reduction in volumes of ThinPrep tests, which negatively impacts absorption, partially offset by higher margins in our Molecular Diagnostic products, primarily Cervista HPV, due to higher production volumes and favorable absorption. Gross margin in Skeletal Health declined due to the mix of products sold and unfavorable absorption and manufacturing variances.

Cost of Product Sales – Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology. These intangible assets are generally being amortized over their estimated useful lives of between 8.5 and 15 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increase in amortization expense in the current quarter compared to the corresponding period in the prior year is due to the inclusion of additional amortization expense related to the technology assets acquired from the Sentinelle Medical and Interlace acquisitions in the fourth quarter of fiscal 2010 and second quarter of fiscal 2011, respectively. In addition, there is an increase in amortization expense due to the method of recognition based on the expected economic benefits of the underlying assets, primarily related to the intangible assets acquired in the Cytyc merger in the first quarter of fiscal 2008. Offsetting this increase is a decline in amortization expense in fiscal 2011 due to the impairment of our MammoSite reporting unit’s developed technology recorded in the fourth quarter of fiscal 2010 resulting in a reduced asset value and lower amortization expense. For the current and prior year six month periods, the reduction in amortization expense from the MammoSite impairment more than offset the increases noted above.

Cost of Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 26, 2011		March 27, 2010		Change		March 26, 2011		March 27, 2010		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$41,778	54%	$41,795	64%	$(17)	(0)%	$82,478	54%	$79,527	63%	$2,951	4%

Service and other revenues gross margin has improved to 46% in both the current three and six month periods compared to 36% and 37%, respectively, in the corresponding three and six month periods in the prior year primarily due to the improved absorption of fixed service costs and the continued growth of service contract revenue, primarily in the Breast Health business. We have been able to convert a high percentage of our domestic installed base of digital mammography systems to service contracts upon the expiration of the warranty period. In addition, warranty costs have decreased due to lower failure rates in certain of our products.

Operating Expenses

	Three Months Ended						Six Months Ended
	March 26, 2011		March 27, 2010		Change		March 26, 2011		March 27, 2010		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$30,333	7%	$26,740	6%	$3,593	13%	$58,890	7%	$51,360	6%	$7,530	15%
Selling and marketing	71,049	16%	61,461	15%	9,588	16%	138,960	16%	126,058	15%	12,902	10%
General and administrative	38,859	9%	37,251	9%	1,608	4%	79,363	9%	78,444	9%	919	1%
Amortization of intangible assets	14,552	3%	13,577	3%	975	7%	29,048	3%	27,156	3%	1,892	7%
Contingent consideration fair value adjustments	(5,271)	(1)%	—	—%	(5,271)	(100)%	(4,175)	(0)%	—	—%	(4,175)	(100)%
Gain on sale of intellectual property, net	(84,502)	(19)%	—	—%	(84,502)	(100)%	(84,502)	(10)%	—	—%	(84,502)	(100)%
Litigation-related settlement charge	—	—%	12,500	3%	(12,500)	(100)%	450	0%	12,500	2%	(12,050)	(96)%
Restructuring and divestiture charges	—	—%	209	0%	(209)	(100)%	—	—%	696	0%	(696)	(100)%

	$65,020	15%	$151,738	36%	$(86,718)	(57)%	$218,034	25%	$296,214	36%	$(78,180)	(26)%

Research and Development Expenses. Research and development expenses increased 13% and 15%, respectively in the current three and six month periods compared to the corresponding periods in the prior year. The increase was primarily due to the inclusion of additional expenses from Sentinelle Medical, acquired in the fourth quarter of fiscal 2010, and Interlace, acquired in the beginning of the second quarter in fiscal 2011. In addition, compensation and benefits increased due to an increase in headcount and annual salary increases. Partially offsetting these increases was an overall decrease in clinical trials and other research project spending as a result of the FDA approval of Dimensions 3D tomosynthesis in February 2011. Research and development primarily reflects spending on new product development programs, regulatory compliance and clinical research and trials. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 16% and 10%, respectively, in the current three and six month periods compared to the corresponding periods in the prior year. These increases were primarily due to additional expenses from the inclusion of Sentinelle Medical and Interlace in the current periods, expenditures for our direct-to-consumer advertising campaign for NovaSure, higher spending for other marketing and advertising initiatives including medical education, and increased compensation and benefits related to an increase in headcount and annual salary increases. Partially offsetting these increases were lower distributor and third-party commissions.

General and Administrative Expenses. General and administrative expenses increased 4% in the current quarter compared to the corresponding period in the prior year primarily due to additional expenses from the inclusion of Sentinelle Medical and Interlace, an increase in compensation and benefits primarily due to an increase in headcount and annual salary increases, and higher fees and charges for collection efforts, and consulting services. These increases are partially offset by a decrease in litigation costs of $3.3 million due to lower activity compared to fiscal 2010, in which a number of matters were resolved, primarily the Ethicon lawsuit. In the current six month period, general and administrative expenses increased 1% compared to the corresponding period in the prior year primarily due to additional expenses from the inclusion of Sentinelle Medical and Interlace, an increase in compensation and benefits primarily due to an increase in headcount and annual salary increases, an increase in the value of the SERP of $1.0 million, which is driven by an increase in stock market valuations, and higher fees and charges for sales receipts due to an increase in customers paying with credit cards, consulting services, and service and maintenance contracts. These increases are partially offset by a decrease in litigation costs of $8.9 million due to lower activity compared to fiscal 2010 as noted above, a decrease in bad debt expense and lower facility expenses. The compensation increases were partially offset by a reduction in the transition and retention expenses related to our former CEO, who received $1.7 million in the first quarter of fiscal 2010.

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

Contingent Consideration Fair Value Adjustments. In connection with the purchase price allocation for our acquisitions of Sentinelle Medical and Interlace, we recorded an estimate of the fair value of the contingent consideration liability for each acquisition as required by U.S. generally accepted accounting principles. This liability is based on future revenue projections of the respective businesses under various potential scenarios and weighted probability assumptions of these outcomes. This analysis is updated quarterly and changes to the fair value of this liability are recorded in the statement of operations. As a result, we recorded a reduction to expense of $5.3 million reflecting a net decrease in the fair values of these liabilities in the current quarter comprised of a reduction in the fair value of the Sentinelle Medical liability of $8.0 million due primarily to changes in revenue assumptions offset by a charge of $2.7 million related to Interlace based on the accretion of the liability. In the first quarter of fiscal 2011, we recorded an increase to expense of $1.1 million primarily for the accretion of the Sentinelle Medical liability. As such, for the six months ended March 26, 2011, we have recorded a net reduction to expenses of $4.2 million. For additional explanation of the accounting for this liability, please refer to Note 3 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Gain on Sale of Intellectual Property, Net. During the second quarter of fiscal 2011, we received FDA approval of Gestiva, which was renamed Makena, and all rights to Makena were transferred to K-V Pharmaceutical Company (“KV”) pursuant to our agreement in which we sold the exclusive worldwide rights of Makena to KV. Upon transfer, we received $12.5 million, and including the $79.5 million received in prior periods, we recorded a gain on the sale of intellectual property, net of the write-off of certain assets, of $84.5 million in the second quarter of fiscal 2011. For additional explanation of this arrangement, please refer to Note 7 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Litigation-Related Settlement Charges. The charge of $0.5 million in the first quarter of fiscal 2011 relates to a settlement of insignificant litigation. The charge of $12.5 million recorded in the second quarter of fiscal 2010 was related to our litigation with Ethicon Endo-Surgery, Inc. (“Ethicon”), a Johnson & Johnson operating company, in which Ethicon had alleged patent infringement by our ATEC biopsy system of certain of their patents, and Ethicon had made similar claims of our Eviva biopsy system. On February 17, 2010, we entered into a settlement agreement with Ethicon, and all outstanding litigation between the parties was dismissed. In connection with the settlement agreement, we agreed to make a one-time payment to Ethicon of $12.5 million and ongoing royalties for sales of our ATEC and EVIVA products, and Ethicon agreed to pay Hologic ongoing royalties for sales of its Mammotome magnetic resonance imaging product.

Restructuring and Divestiture Charges. Restructuring and divestiture charges of $0.2 million and $0.7 million recorded in the first three and six month periods of fiscal 2010 were comprised of the loss from the sale of our organic photoconductor drum coatings manufacturing operation in Shanghai, China and clean-up and closure costs related to its closure in prior periods.

Interest Income

	Three Months Ended				Six Months Ended
	March 26, 2011	March 27, 2010	Change		March 26, 2011	March 27, 2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$460	$401	$59	15%	$867	$586	$281	48%

Interest income increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in cash and cash equivalents.

Interest Expense

	Three Months Ended				Six Months Ended
	March 26, 2011	March 27, 2010	Change		March 26, 2011	March 27, 2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(28,185)	$(32,321)	$4,136	13%	$(57,094)	$(64,125)	$7,031	11%

In fiscal 2011, interest expense consists primarily of the interest costs and the related amortization of the debt discount of our Convertible Notes as well as the amortization of deferred financing costs. In fiscal 2010, in addition to the interest expense related to our Convertible Notes, we incurred interest costs and the amortization of deferred financing costs related to our senior secured credit agreement. The amounts outstanding under our senior secured credit agreement were paid off in the third quarter of fiscal 2010, and we terminated the agreement. Interest expense decreased in the current quarter compared to the corresponding period in the prior year primarily due to our paying down the outstanding principal amounts under our senior secured credit agreement.

Loss on Extinguishment of Debt

	Three Months Ended				Six Months Ended
	March 26, 2011	March 27, 2010	Change		March 26, 2011	March 27, 2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Loss on Extinguishment of Debt	$—	$—	$—	—%	$(29,891)	$—	$(29,891)	(100)%

In the first quarter of fiscal 2011, pursuant to separate, privately-negotiated exchange agreements, we retired $450.0 million in aggregate principal of our Convertible Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037. This exchange enabled us to extend the first put date out three years to December 15, 2016 from December 13, 2013 as well as the subsequent put dates as disclosed in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis. In consideration, the equity conversion price of the notes was reduced to $23.03 from $38.60, and we must pay the cash coupon for three more years, consistent with extending the first put date, as opposed to accreting the coupon to the principal. In connection with this transaction, we recorded a loss on extinguishment of debt of $29.9 million, which includes the write-off of the pro-rata allocation of deferred financing costs. For additional explanation for the accounting of this transaction, please refer to Note 5 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Other Income, net

	Three Months Ended				Six Months Ended
	March 26, 2011	March 27, 2010	Change		March 26, 2011	March 27, 2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income, net	$1,164	$777	$387	50%	$366	$1,520	$(1,154)	(76)%

In the second quarter of fiscal 2011, this account is primarily comprised of gains on cash surrender value of life insurance contracts related to our SERP, which is driven by underlying changes in stock market valuations, of $0.8 million, and net foreign currency gains of $0.3 million. In the second quarter of fiscal 2010, this account was primarily comprised of an increase in cash surrender value of life insurance contracts related to our SERP of $0.5 million and net foreign currency transactions gains of $0.5 million offset partially by miscellaneous insignificant items. For the current six month period, the account is primarily comprised of gains on cash surrender value of life insurance contracts related to our SERP of $2.3 million, largely offset by an impairment charge for a cost-method investment of $2.1 million. For the first six months of fiscal 2010, this account is primarily comprised of gains on the cash surrender value of life insurance contracts related to our SERP of $1.3 million and an increase related to non-income tax related government credits of $0.8 million partially offset by $0.7 million of foreign currency transaction losses.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	March 26, 2011	March 27, 2010	Change		March 26, 2011	March 27, 2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$46,382	$10,140	$36,242	357%	$47,971	$25,138	$22,833	91%

Our effective tax rates were 36.0% and 33.9% of pre-tax earnings for the current three and six month periods, respectively, compared to 33.0% and 35.0% in the corresponding periods in the prior year, respectively. For the current quarter, the effective tax rate primarily reflects the statutory rate. For the six months ended March 26, 2011, the effective tax rate is less than the statutory rate primarily due to the section 199 manufacturing deduction, current year U.S. and Canadian research and development credits, the retroactive reinstatement of the Federal research and development tax credit, and the tax benefit derived from the loss on extinguishment of debt, which was recorded as a discrete item in the first quarter. For the three months ended March 27, 2010, the effective rate was lower than the statutory rate primarily due to the reversal of reserves no longer required of $1.4 million principally related to the closure of the Company’s manufacturing operation in Shanghai, China, and the expiration of the statute of limitations in certain jurisdictions. For the six months ended March 27, 2010, the effective tax rate primarily reflects the statutory rate.

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

Breast Health

	Three Months Ended				Six Months Ended
	March 26, 2011	March 27, 2010	Change		March 26, 2011	March 27, 2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$205,866	$189,457	$16,409	9%	$401,218	$368,530	$32,688	9%

Operating Income	$50,777	$20,501	$30,276	148%	$85,135	$48,288	$36,847	76%

Operating Income as a % of Segment Revenue	25%	11%			21%	13%

Breast Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to a $12.7 million increase in service revenues that is substantially related to additional service contracts for the increased number of digital mammography systems in our installed base and the increase in product revenues of $3.7 million discussed above. This segment’s revenues increased in the current six month period compared to the corresponding period in the prior year primarily due to a $25.4 million increase in service revenues and the increase in product revenues of $7.3 million discussed above.

Operating income for this business segment increased in both the current three and six month periods compared to the corresponding periods in the prior year primarily due to increased gross margin on an absolute dollar basis as a result of increased product and service revenues and lower operating expenses period over period. Overall gross margin increased to 49% and 48% in the current three and six month periods, respectively, compared to 46% and 47% in the corresponding periods in the prior year, respectively, due primarily to improvements in service gross margins and lower intangible asset amortization expense. The product gross margin rate declined to 48% in both the current three and six month periods from 49% and 50% in the corresponding periods in the prior year, respectively, as discussed above. Operating expenses decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the net credit of $8.0 million and $6.9 million recorded in the current three and six month periods, respectively, related to adjusting the Sentinelle contingent consideration to fair value, and lower clinical trials spending related to our Dimensions 3D tomosynthesis system. In addition, the second quarter of fiscal 2010 included a litigation settlement charge of $12.5 million as discussed above, higher litigation costs and third-party commission expenses. Partially offsetting these operating expense decreases is the inclusion of additional expenses for Sentinelle Medical, which was acquired in the fourth quarter of fiscal 2010, higher compensation costs related to hiring additional personnel, annual salary increases, and higher commissions related to sales of breast biopsy products.

Diagnostics

	Three Months Ended				Six Months Ended
	March 26, 2011	March 27, 2010	Change		March 26, 2011	March 27, 2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$138,231	$139,977	$(1,746)	(1)%	$277,331	$280,377	$(3,046)	(1)%

Operating Income	$108,057	$25,608	$82,449	322%	$133,097	$53,025	$80,072	151%

Operating Income as a % of Segment Revenue	78%	18%			48%	19%

Diagnostics revenues decreased in the current three and six month periods compared to the corresponding period in the prior year primarily due to the decrease in product sales discussed above.

Operating income increased in the current three and six month periods compared to the corresponding period in the prior year primarily due to the net gain of $84.5 million on the sale of the Makena intellectual property to KV in the second quarter of fiscal 2011 discussed above. Excluding this net gain, operating income would have decreased in both the current periods compared to the prior year primarily due to lower gross margin as discussed above. Gross margin in the current three and six month periods was 52% and 53%, respectively, compared to 53% and 54% in the corresponding periods in the prior year, respectively.

GYN Surgical

	Three Months Ended				Six Months Ended
	March 26, 2011	March 27, 2010	Change		March 26, 2011	March 27, 2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$71,490	$67,138	$4,352	6%	$147,173	$138,591	$8,582	6%

Operating Income (Loss)	$(6,388)	$13,491	$(19,879)	(147)%	$3,143	$28,215	$(25,072)	(89)%

Operating Income as a % of Segment Revenue	(9)%	20%			2%	20%

GYN Surgical revenues increased in the current three and six month periods compared to the corresponding periods in the prior year due to the increase in product sales discussed above.

Operating income decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the inclusion of Interlace’s operations, which was acquired in the second quarter of fiscal 2011, including a $2.7 million charge to adjust the contingent consideration liability to fair value as of the end of the second quarter. In addition, gross margin in absolute dollars declined in both of the current periods compared to the corresponding periods in the prior year primarily due to the inclusion of Interlace, including the write-up of inventory to fair value in purchase accounting of $0.6 million, and higher intangible asset amortization expense. This segment’s gross margin percentage declined in the current three and six month periods to 53% and 57%, respectively, compared to 64% and 63% in the corresponding periods in the prior year, respectively, as discussed above under product cost of sales and due to higher intangible asset amortization expense. Partially offsetting these higher costs were lower manufacturing costs related to our Adiana product as a result of quality improvements in the manufacturing line as well as an increase in the number of units produced. In addition, this segment incurred higher operating expenses, principally in sales and marketing for increased advertising of Novasure, including expenditures related to our direct-to-consumer advertising campaign, an increase in compensation and benefits from adding headcount as well as annual salary increases, increased amortization expense from intangible assets, and higher project expense on the development of next generation products. In addition, the first quarter of fiscal 2010 included the reversal of stock compensation due to the departure of a senior executive.

Skeletal Health

	Three Months Ended				Six Months Ended
	March 26, 2011	March 27, 2010	Change		March 26, 2011	March 27, 2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$23,064	$21,540	$1,524	7%	$45,500	$43,062	$2,438	6%

Operating Income	$2,942	$2,301	$641	28%	$5,733	$4,342	$1,391	32%

Operating Income as a % of Segment Revenue	13%	11%			13%	10%

Skeletal Health revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in product sales discussed above.

Operating income increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in revenues while gross margin percentage remaining relatively flat at 43% for all periods. Operating expenses remained relatively flat.

LIQUIDITY AND CAPITAL RESOURCES

At March 26, 2011, we had $752.1 million of working capital, and our cash and cash equivalents totaled $572.9 million. Our cash and cash equivalents balance increased by $57.3 million during the first six months of fiscal 2011 due to cash generated from our operations partially offset by cash used in investing activities primarily for the purchase of Interlace, payment of contingent consideration, capital expenditures and placement of equipment under customer usage agreements.

Our operating activities provided us with $217.2 million of cash, which included net income of $93.4 million increased by non-cash charges for depreciation and amortization of an aggregate $149.2 million, non-cash interest expense of $38.2 million related to our convertible notes, the loss on extinguishment of debt of $29.9 million related to the exchange of convertible notes, and stock-based compensation expense of $19.5 million. These adjustments to net income were partially offset by the gain on the sale of intellectual property, net of $84.5 million, and adjustments of $4.2 million to record contingent consideration related to recent acquisitions at fair value. Cash provided by operations included a net cash outflow of $23.6 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by an increase in inventory of $24.7 million due to an increase in components on hand to support higher sales volume, the introduction of new products and last-time buys of certain components, and an increase in prepaid income taxes of $8.8 million based on the timing of estimated tax payments relative to our income tax provision. Partially offsetting these uses of cash, deferred revenue increased $8.2 million as we have continued to expand the number of service contracts in our installed base of digital mammography systems as we sell more systems.

In the first six months of fiscal 2011, we used $158.7 million of cash in investing activities. This use of cash was primarily attributable to the purchase of Interlace for a net payment of $117.7 million, the payment of contingent consideration to the former shareholders of Adiana of $19.7 million and an aggregate of $27.7 million for purchases of property and equipment, which consisted primarily of manufacturing equipment and computer hardware, and the placement of equipment under customer usage agreements. In addition, we also purchased $5.3 million of life insurance contracts to fund future payments under our SERP. Partially offsetting these cash outflows was $13.3 million of proceeds from the sale of intellectual property assets, primarily the finalization of the Makena sale to KV in the second quarter of fiscal 2011 in which the Company received $12.5 million. For additional explanation of this arrangement, please refer to Note 7 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

In the first six months of fiscal 2011, we utilized $1.1 million of cash in financing activities. The use of cash was primarily attributable to the payment of $10.2 million of employee-related taxes withheld for the net share settlement of vested restricted stock units, and the payment of issuance costs of $5.3 million related to our $450 million Exchange Notes discussed below largely offset by proceeds of $13.4 million from the exercise of stock options and issuance of shares under the Company’s employee stock purchase plan.

Debt

We had total debt outstanding of $1.45 billion at March 26, 2011. This balance is primarily comprised of our Convertible Notes (principal amount of $1.725 billion), which are recorded net of a debt discount of $273.1 million attributable to the embedded conversion feature in the notes.

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

Acquisition and Contingent Payments

As a result of the merger with Cytyc, we assumed the obligation to the former Adiana stockholders to make contingent payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155 million based on worldwide sales of the Adiana System in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. We received FDA approval of the Adiana System on July 6, 2009, and we began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. These amounts are being recorded as additional purchase price. We made the first payment of $19.7 million, which was net of certain holdbacks, to the Adiana shareholders in the first quarter of fiscal 2011. The agreement includes an indemnification provision that provides for the reimbursement of qualifying legal expenses and liabilities associated with legal claims against the Adiana products and intellectual property, and we have the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs. At March 26, 2011, the total accrued contingent consideration, net is $23.7 million.

In connection with our acquisition of Sentinelle Medical, we have an obligation to the former stockholders to make contingent payments over a two-year period of up to a maximum of $250 million. The contingent payments are based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. In accordance with U.S. generally accepted accounting principles, this contingent consideration obligation is recorded at fair value, which is estimated by using a discounted cash flow technique. At March 26, 2011, this liability is recorded at $22.6 million in our consolidated balance sheet of which $4.2 million was paid in April 2011.

In connection with our acquisition of Interlace, we have an obligation to the former stockholders to make contingent payments over a two-year period up to a maximum payout of $225 million. The contingent payments are based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. In accordance with U.S. generally accepted accounting principles, this contingent consideration obligation is recorded at fair value, which is estimated by using a discounted cash flow technique. At March 26, 2011, this liability is recorded at $89.3 million in our consolidated balance sheet.

On January 14, 2011, we entered into a definitive agreement to acquire a medical equipment manufacturer for an aggregate amount of up to approximately $16 million comprised of an up-front payment and future payments primarily based on continuing employment of the principal shareholders. On February 22, 2011, we entered into a definitive agreement to acquire an international distributor of medical products for a purchase price of $135 million (subject to adjustment) plus two annual contingent payments with a maximum payout of up to an additional $165 million (subject to adjustment). The contingent payments will be payable in cash based on a multiple of the incremental revenue growth over the prior year annual period. These acquisitions are subject to applicable regulatory approvals and other conditions, and we expect to complete the acquisition during the second half of fiscal 2011. We cannot assure that the closings will take place on a timely basis, if at all.

Legal Contingencies

We are currently involved in certain legal proceedings and claims. In connection with these legal proceedings and claims, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with ASC 450, Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. For additional information, please refer to Note 6(b) to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” and “Recent Developments” above and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2010, as well as other cautionary statements set forth in this report.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-29, Business Combinations (ASC Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 requires a public entity to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior year. It also requires a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the reported revenue and earnings. The new disclosure will be effective for our first quarter of fiscal year 2012. The adoption of ASU 2010-29 will require additional disclosure in the event of a business combination but will not have a material impact on our financial condition and results of operations.

Intangibles – Goodwill and Other

In December 2010, the FASB issued ASU 2010-28, Intangibles- Goodwill and Other (ASC Topic 350). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years that begin after December 15, 2010, which is our fiscal year 2012. We are currently evaluating the impact, if any, that ASU 2010-28 may have on our financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, cost-method investments, insurance contracts and related SERP liability, accounts payable and debt obligations. Except for our outstanding Convertible Notes, the fair value of these financial instruments approximates their carrying amount. As of March 26, 2011, we have $1.725 billion of principal of Convertible Notes outstanding, which are comprised of our Original Notes with a principal of $1.275 billion and our Exchange Notes with a principal of $450.0 million. The Convertible Notes are recorded net of the unamortized discount on our consolidated balance sheets. The fair value of our Original Notes and Exchange Notes as of March 26, 2011 was approximately $1.23 billion and $544.0 million, respectively.

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

As of March 26, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

HOLOGIC, INC.

Item 1.	Legal Proceedings.

There are no material changes in Legal Proceedings as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 25, 2010 except as discussed below:

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception System would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana Permanent Contraception System. The complaint seeks preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana System based on alleged infringement of certain claims of three of the five patents. A hearing on Conceptus’ preliminary injunction motion was held on November 4, 2009, and on November 6, 2009, the judge issued an order denying the motion. On January 19, 2010, upon stipulation of the parties, the Court dismissed all claims relating to three of the five asserted patents with prejudice. A Markman hearing on claim construction took place on March 10, 2010 and a ruling was issued on March 24, 2010. On April 12, 2010, in response to Hologic’s counterclaims of unfair competition filed in October of 2009, the Court granted Conceptus leave to amend its counterclaims adding charges of unfair competition. On June 23, 2010, upon stipulation of the parties, the Court dismissed the asserted claims of an additional patent leaving three claims of U.S. patent 7,506,650 being asserted against the Company in the case. On August 10, 2010, the parties entered into a settlement agreement dismissing all unfair competition claims against each other. A hearing on both parties’ motions for summary judgment on the patent claims occurred on December 9, 2010, and on December 16, 2010, a ruling was issued granting Hologic summary judgment of no infringement of one of the three asserted claims. A trial on the two remaining patent claims originally scheduled for February 28, 2011 has been postponed until after June 30, 2011. At this time, based on available information regarding this litigation, the Company is unable to reasonably estimate the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

The Company acquired Interlace on January 6, 2011. On July 16, 2010 Smith & Nephew, Inc. filed suit against Interlace in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that the Interlace Myosure hysteroscopic tissue removal device infringes U.S. patent 7,226,459. The complaint seeks permanent injunctive relief and unspecified damages. A Markman hearing was held November 9, 2010, and a ruling was issued on April 21, 2011. A trial on the issues has been scheduled for March 12, 2012. At this time, based on available information regarding this litigation, the Company is unable to reasonably estimate the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

Item 1A.	Risk Factors

There are no material changes in the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 25, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The following table sets forth information about deemed repurchases of our common stock to cover employee income tax withholding obligations in connection with the vesting of restricted stock units under our equity incentive plans for the three months ended March 26, 2011:

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
December 26, 2010 – January 22, 2011	321,021	$19.17	—
January 23, 2011 – February 19, 2011	216	19.92	—
February 20, 2011 – March 26, 2011	3,820	20.18	—

Total	325,057	$19.18	—

Item 6.	Exhibits

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

3.1	Third Amended and Restated By-laws of Hologic, Inc.	8-K	03/04/2011

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

HOLOGIC, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

May 5, 2011	/S/ ROBERT A. CASCELLA
Date	Robert A. Cascella
Chief Executive Officer

May 5, 2011	/S/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)