Form 10-Q
period 2011-06-25
HOLOGIC INC
filed 2011-08-04
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011

or

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

As of July 28, 2011, 262,137,104 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 25, 2011	September 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$613,801	$515,625
Restricted cash	557	942
Accounts receivable, less reserves of $6,721 and $7,769, respectively	292,324	283,103
Inventories	232,835	192,482
Deferred income tax assets	40,576	72,808
Prepaid income taxes	—	3,944
Prepaid expenses and other current assets	27,703	29,977

Total current assets	1,207,796	1,098,881

Property and equipment, net	247,592	251,698
Intangible assets, net	2,145,120	2,118,948
Goodwill	2,286,695	2,108,847
Other assets	50,020	47,460

Total assets	$5,937,223	$5,625,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,794	$57,480
Accrued expenses	290,183	183,054
Deferred revenue	124,814	120,516
Notes payable	347	1,362
Deferred gain	—	79,500

Total current liabilities	467,138	441,912

Convertible debt (principal of $1,725,000)	1,470,110	1,447,053
Deferred income tax liabilities	971,067	955,611
Deferred service obligations – long-term	9,832	10,011
Other long-term liabilities	108,783	72,698
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 262,341 and 259,488 shares issued, respectively	2,623	2,595
Capital in excess of par value	5,297,423	5,224,399
Accumulated deficit	(2,397,489)	(2,527,070)
Accumulated other comprehensive income	9,254	143
Treasury stock, at cost – 219 shares	(1,518)	(1,518)

Total stockholders’ equity	2,910,293	2,698,549

Total liabilities and stockholders’ equity	$5,937,223	$5,625,834

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Revenues:
Product sales	$372,790	$353,677	$1,092,345	$1,058,206
Service and other revenues	78,292	67,016	229,959	193,047

	451,082	420,693	1,322,304	1,251,253

Costs and expenses:
Cost of product sales	129,420	126,336	386,421	360,240
Cost of product sales – amortization of intangible assets	44,877	43,524	131,478	130,570
Cost of service and other revenues	42,503	40,944	124,981	120,470
Research and development	29,725	25,691	88,615	77,051
Selling and marketing	73,293	59,425	212,253	185,483
General and administrative	39,811	32,426	119,174	110,870
Amortization of intangible assets	14,794	13,573	43,842	40,729
Contingent consideration – compensation expense	2,114	—	2,114	—
Contingent consideration – fair value adjustments	629	—	(3,546)	—
Gain on sale of intellectual property, net	—	—	(84,502)	—
Litigation-related settlement charges	—	—	450	12,500
Restructuring and divestiture charges	—	—	—	696

	377,166	341,919	1,021,280	1,038,609

Income from operations	73,916	78,774	301,024	212,644
Interest income	485	321	1,352	907
Interest expense	(28,673)	(33,653)	(85,767)	(97,778)
Loss on extinguishment of debt	—	—	(29,891)	—
Other (expense) income, net	(1,304)	305	(938)	1,825

Income before income taxes	44,424	45,747	185,780	117,598
Provision for income taxes	8,228	18,299	56,199	43,437

Net income	$36,196	$27,448	$129,581	$74,161

Net income per common share:
Basic	$0.14	$0.11	$0.50	$0.29

Diluted	$0.14	$0.10	$0.49	$0.28

Weighted average number of common shares outstanding:
Basic	261,784	259,107	260,744	258,595

Diluted	265,167	262,106	264,114	261,463

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	June 25, 2011	June 26, 2010
OPERATING ACTIVITIES
Net income	$129,581	$74,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,038	51,026
Amortization	175,320	171,299
Non-cash interest expense – amortization of debt discount and deferred financing costs	57,363	66,879
Stock-based compensation expense	27,245	24,524
Excess tax benefit related to exercise of non-qualified stock options	(3,268)	(1,828)
Deferred income taxes	(35,346)	(48,304)
Gain on sale of intellectual property, net	(84,502)	—
Impairment of cost-method investments	2,445	—
Loss on extinguishment of debt	29,891	—
Fair value adjustments to contingent consideration	(3,546)	—
Fair value write-up of inventory sold	3,298	—
Loss on disposal of property and equipment	1,820	2,303
Loss on divestiture	—	341
Other non-cash activity	(1,185)	1,387
Changes in operating assets and liabilities:
Accounts receivable	12,120	(4,713)
Inventories	(34,731)	(11,222)
Prepaid income taxes	3,944	(7,255)
Prepaid expenses and other assets	1,358	437
Accounts payable	(8,361)	6,064
Accrued expenses and other liabilities	9,548	(7,583)
Deferred revenue	3,083	20,425

Net cash provided by operating activities	337,115	337,941

INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(189,800)	—
Payment of additional acquisition consideration	(19,660)	—
Divestiture of business, net of cash transferred to the buyer	1,129	(2,164)
Purchase of insurance contracts	(5,322)	(5,322)
Proceeds from sale of intellectual property	13,250	72,250
Purchase of other intangible assets	(3,021)	(500)
Proceeds from sale of cost-method investment	—	678
Purchase of cost-method investment	(99)	(721)
Purchase of property and equipment	(21,894)	(19,686)
Increase in equipment under customer usage agreements	(20,641)	(14,661)
Decrease in restricted cash	385	69

Net cash (used in) provided by investing activities	(245,673)	29,943

FINANCING ACTIVITIES
Repayments under credit agreement	—	(174,167)
Payment of debt issuance costs	(5,327)	—
Repayments of notes payable	(1,015)	(2,504)
Payment of contingent consideration	(4,295)	—
Purchase of non-controlling interests	—	(2,683)
Net proceeds from issuance of common stock pursuant to employee stock plans	24,078	11,294
Excess tax benefit related to exercise of non-qualified stock options	3,268	1,828
Payment of employee restricted stock tax withholding requirements	(10,394)	(2,522)

Net cash provided by (used in) financing activities	6,315	(168,754)
Effect of exchange rate changes on cash and cash equivalents	419	(948)

Net increase in cash and cash equivalents	98,176	198,182
Cash and cash equivalents, beginning of period	515,625	293,186

Cash and cash equivalents, end of period	$613,801	$491,368

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and nine months ended June 25, 2011 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 24, 2011.

During the fourth quarter of fiscal 2010, the Company determined that certain amounts previously classified as a component of cost of product sales should be reclassified to cost of service and other revenues. This reclassification was $1.5 million and $4.4 million for the three and nine months ended June 26, 2010, respectively, and was not material to the Company’s consolidated financial statements. The Company also reclassified certain amounts previously classified as a component of general and administrative expenses to research and development expenses. This reclassification was $1.5 million and $4.3 million for the three and nine months ended June 26, 2010, respectively, and was not material to the Company’s consolidated financial statements. The above referenced reclassification adjustments are reflected in the Consolidated Statement of Operations for the three and nine months ended June 26, 2010.

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

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of June 25, 2011 and September 25, 2010, the Company’s financial assets that are re-measured at fair value on a recurring basis included $0.3 million in money market mutual funds in both periods that are classified as cash and cash equivalents in the Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets. The Company has a payment obligation under its Supplemental Executive Retirement Program (“SERP”) to the participants of the SERP. This liability is recorded at fair value based on the underlying value of certain hypothetical investments as designated by each participant for their benefit. Since the value of the SERP obligation is based on market prices, the liability is classified within Level 1. In addition, the Company has contingent consideration liabilities related to its acquisitions that it records at fair value. The fair values of these liabilities are based on Level 3 inputs and are discussed in Note 3.

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at June 25, 2011:

		Fair Value at Reporting Date Using
	Balance as of June 25, 2011	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$314	$314	$—	$—

Total	$314	$314	$—	$—

Liabilities:
SERP liability	$19,281	$19,281	$—	$—
Contingent consideration	108,259	—	—	108,259

Total	$127,540	$19,281	$—	$108,259

The following table presents a reconciliation of the only asset or liability, which are contingent consideration liabilities, the Company measures and records at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Three Months Ended June 25	For the Nine Months Ended June 25
Beginning balance	$111,925	$29,500
Total net unrealized (gains)/losses included in earnings	629	(3,546)
Total net unrealized (gains)/losses included in other comprehensive income	—	—
Transfers into level 3 (gross)	—	—
Transfers out of level 3 (gross)	—	—
Net purchases, issuances, sales and settlements	(4,295)	82,305

Ending balance	$108,259	$108,259

There were no such recurring measurements using significant unobservable inputs for the three and nine months ended June 26, 2010.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets comprise cost-method equity investments and long-lived assets, including property and equipment, intangible assets and goodwill.

The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $4.6 million and $7.0 million at June 25, 2011 and September 25, 2010, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost. As the inputs utilized for the Company’s periodic impairment assessment are not based on observable market data, these cost method investments are classified within Level 3 of the fair value hierarchy. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical. During the three and nine month periods ended June 25, 2011, the Company recorded other-than-temporary impairment charges of $0.3 million and $2.4 million, respectively related to these investments.

Refer to Note 5 for disclosure of the nonrecurring fair value measurement related to the loss on extinguishment of debt recorded in the first quarter of fiscal 2011.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, cost-method equity investments, insurance contracts and related SERP liability, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by U.S. generally accepted accounting principles, which approximates fair value, and the related SERP liability is recorded at fair value. The Company believes the carrying amounts of its cost-method investments approximate fair value and has not performed an in-depth analysis of the fair values as it is not practical to do so.

The Company had $1.47 billion and $1.45 billion of Convertible Notes recorded (See Note 5) as of June 25, 2011 and September 25, 2010, respectively. The aggregate principal amount of the Convertible Notes at both periods was $1.725 billion. On November 18, 2010, the Company entered into separate, privately-negotiated exchange agreements under which it retired $450.0 million in aggregate principal of its Original Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037 (“Exchange Notes”). Following these transactions, $1.275 billion in principal amount of the Original Notes remained outstanding. The fair value of the remaining Original Notes and the Exchange Notes as of June 25, 2011 was approximately $1.23 billion and $514.7 million, respectively. The aggregate fair value of the Company’s Convertible Notes was approximately $1.62 billion as of September 25, 2010. Fair value is based on the trading prices of the respective notes at the dates noted.

(3) Business Combinations

Fiscal 2011 Acquisition:

TCT International Co. Ltd.

On June 1, 2011, the Company completed the acquisition of 100% of the equity interest in TCT International Co. Ltd. (“TCT”) and subsidiaries, a privately-held distributor of medical products, including the Company’s ThinPrep Pap Test, related instruments and other diagnostic and surgical products. TCT’s operating subsidiaries are located in Beijing, China. The Company’s acquisition of TCT has enabled it to obtain an established nationwide sales organization and customer support infrastructure in China, which is consistent with the Company’s international expansion strategy. TCT is being integrated within the Company’s international operations, and its results will be primarily reported within the Company’s Diagnostics reporting segment and to a lesser extent within the Company’s GYN Surgical reporting segment.

The Company concluded that the acquisition of TCT did not represent a material business combination, and therefore, no pro forma financial information has been provided herein. Subsequent to the acquisition date, the Company’s results of operations include the results of TCT. The Company accounted for the TCT acquisition as a purchase of a business under ASC 805, Business Combinations.

The preliminary purchase price of $141.9 million is comprised of $135.0 million in cash, of which $100.0 million was paid up-front and $35.0 million is deferred for one year, plus a working capital adjustment, which has been preliminarily estimated to be $6.9 million and is payable with the deferred payment. In addition, the majority of the former shareholders of TCT will receive two annual contingent earn-out payments (subject to adjustment) not to exceed $200.0 million less the deferred payment. The contingent earn-out payments are based on a multiple of incremental revenue growth for the one year periods beginning January 1, 2011 and January 1, 2012 as compared to the respective prior year periods, and are payable after the first and second anniversaries from the date of acquisition, respectively. Since these payments are contingent on future employment, they will be recognized as compensation expense ratably over the required service period, which are commensurate with the first and second year anniversaries from the date of acquisition. As a result, based on its revenue projections for the TCT business, the Company recorded compensation expense of $2.1 million for these contingent payments in the third quarter of fiscal 2011.

The Company did not issue any equity awards in connection with this acquisition. The Company incurred third-party transaction costs of $1.3 million, which were expensed within general and administrative expenses primarily in fiscal 2011.

The allocation of the preliminary purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of June 1, 2011. The Company is continuing to obtain information to complete its valuation of intangible assets, as well as to determine the acquired assets and liabilities, including tax assets and liabilities. The components and allocation of the preliminary purchase price consists of the following approximate amounts:

Cash	$27,961
Accounts receivable	18,032
Inventory	5,469
Property and equipment	4,039
Other tangible assets	1,081
Taxes payable	(12,685)
Accounts payable and accrued expenses	(7,677)
Customer relationships	37,300
Business licenses	2,500
Trade names	2,300
Deferred taxes, net	(10,610)
Goodwill	74,226

Purchase Price	$141,936

As part of the preliminary purchase price allocation, the Company has preliminarily determined that the separately identifiable intangible assets were customer relationships, business licenses, and trade names related to the TCT company name. The fair value of the intangible assets was determined through the application of the income approach, and the cash flow projections were discounted at 10.0%. Customer relationships relate to relationships that TCT’s founders and sales force have developed with obstetricians, gynecologists, hospitals, and clinical laboratories.

Customer relationships, business licenses and trade names are being amortized over a weighted average period of 13.6 years, 10 years and 13 years, respectively.

The excess of the purchase price over the fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The goodwill recognized is attributable to the established sales and distribution network of TCT and expected synergies that the Company will realize from this acquisition. None of the goodwill is expected to be deductible for income tax purposes.

Interlace Medical, Inc.

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

The Company concluded that the acquisition of Interlace did not represent a material business combination, and therefore, no pro forma financial information has been provided herein. Subsequent to the acquisition date, the Company’s results of operations include the results of Interlace. The Company accounted for the Interlace acquisition as a purchase of a business under ASC 805.

The purchase price was comprised of $126.8 million in cash (“Initial Consideration”), which was net of certain adjustments, plus two annual contingent payments up to a maximum of an additional $225.0 million in cash. In addition to the Initial Consideration, $2.1 million was disbursed to certain employees upon the completion of three and six months of service from the date of acquisition. Since these payments were contingent on future employment, they were recognized as compensation expense ratably over the required service period. For the three and nine month periods ended June 25, 2011, the Company recorded $1.0 million and $2.1 million, respectively, in the Consolidated Statement of Operations.

The agreement includes an indemnification provision that provides for the reimbursement of a portion of legal expenses in defense of the Interlace intellectual property. The Company has the right to collect certain amounts set aside in escrow from the Initial Consideration and, as applicable, offset contingent consideration payments of qualifying legal costs.

The contingent payments are based on a multiple of incremental revenue growth during a two-year period following the completion of the acquisition. Pursuant to ASC 805, the Company recorded its estimate of the fair value of the contingent consideration liability based on future revenue projections of the Interlace business under various potential scenarios and weighted probability assumptions of these outcomes. As of the date of acquisition, these cash flow projections were discounted using a rate of 15.6%. The discount rate is based on the weighted-average cost of capital of the acquired business plus a credit risk premium for non-performance risk related to the liability pursuant to ASC 820. This analysis resulted in an initial contingent consideration liability of $86.6 million, which will be adjusted periodically as a component of operating expenses based on changes in fair value of the liability driven by the accretion of the liability for the time value of money and changes in the assumptions pertaining to the achievement of the defined revenue growth milestones. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820. As of June 25, 2011, there were no significant changes in the estimated outcomes for the contingent consideration recognized or the discount rate used to determine the fair value. In connection with updating the fair value calculation at June 25, 2011, the Company recorded charges of $3.3 million and $6.0 million for the three and nine months ended June 25, 2011, respectively, to record the liability at its fair value of $92.6 million.

The Company did not issue any equity awards in connection with this acquisition. The Company incurred third-party transaction costs of $0.4 million, which were expensed within general and administrative expenses in fiscal 2011.

The purchase price was as follows:

Cash	$126,798
Contingent consideration	86,600

Total purchase price	$213,398

The allocation of the purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of January 6, 2011. The Company is continuing to obtain information pertaining to tax assets and liabilities. The components and allocation of the purchase price consists of the following approximate amounts:

Cash	$9,070
Inventory, including fair value adjustments	1,795
Other tangible assets	1,291
Accounts payable and accrued expenses	(1,988)
Developed technology	158,741
Trade names	1,750
Deferred taxes, net	(44,756)
Goodwill	87,495

Purchase Price	$213,398

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

Beijing Healthcome Technology Company, Ltd.

On July 19, 2011, the Company completed its acquisition of Beijing Healthcome Technology Company, Ltd. (“Healthcome”), a privately-held manufacturer of medical equipment, including mammography equipment, located in Beijing, China. The purchase price is $9.8 million in cash, subject to adjustment. In addition, the Company is obligated to make future payments to the shareholders, who remain employed, up to an additional $7.1 million over three years. Since these payments are contingent on future employment, they will be recognized as compensation expense ratably over the respective service periods.

Fiscal 2010 Acquisition:

Sentinelle Medical Inc.

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

The Company concluded that the acquisition of Sentinelle Medical did not represent a material business combination, and therefore, no pro forma financial information has been provided herein. Subsequent to the acquisition date, the Company’s results of operations include the results of Sentinelle Medical, which is included within the Company’s Breast Health reporting segment. The Company accounted for the Sentinelle Medical acquisition as a purchase of a business under ASC 805.

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

During each quarter in fiscal 2011, the Company has re-evaluated its assumptions and updated the revenue and probability assumptions for future earn-out periods and lowered its projections. As a result of these adjustments, which were partially offset by the accretion of the liability, and using a current discount rate of approximately 17.0%, the Company recorded a reversal of expense of $2.7 million and $9.6 million for the three and nine month periods ended June 25, 2011, respectively, to record the contingent consideration liability at fair value. In addition, during the second quarter of fiscal 2011, the first earn-out period ended, and the Company adjusted the fair value of the contingent consideration liability for actual results during the earn-out period. This payment of $4.3 million was made in the third quarter of fiscal 2011. At June 25, 2011, the fair value of the liability is $15.6 million.

The Company did not issue any equity awards in connection with this acquisition. The Company incurred third-party transaction costs of $1.2 million, which were expensed within general and administrative expenses in fiscal 2010.

The purchase price was as follows:

Cash	$84,751
Contingent consideration	29,500

Total purchase price	$114,251

The allocation of the purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of August 5, 2010. The Company is continuing to obtain information pertaining to tax assets and liabilities. The components and allocation of the purchase price consists of the following approximate amounts:

Cash	$429
Inventory, including fair value adjustments	10,066
Other tangible assets	7,247
Accounts payable and accrued expenses	(6,304)
Deferred revenue, including fair value adjustments	(2,056)
Developed technology	60,900
In-process research and development	4,800
Trade names	1,600
Non-compete agreements	300
Deferred taxes, net	(10,884)
Goodwill	48,153

Purchase Price	$114,251

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

The amount allocated to acquired in-process research and development represented the estimated fair value of in-process projects based on risk-adjusted cash flows utilizing a discount rate of 17.0%. These in-process projects had not yet reached technological feasibility and had no future alternative uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects was obtaining regulatory approval to market the underlying products. The acquired in-process research and development assets are not subject to amortization until such time the projects are complete, at which time they will be amortized over their estimated remaining useful lives ranging from 10 to 20 years. These projects related to a prostate MRI coil and certain software. In the first quarter of fiscal 2011, the Company received FDA approval for the software project. Research and development for the MRI coil project is still in process.

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

(4) Other Balance Sheet Information

Components of selected captions in the Consolidated Balance Sheets consisted of:

	June 25, 2011	September 25, 2010
Inventories
Raw material and work-in-process	$145,614	$124,303
Finished goods	87,221	68,179

	$232,835	$192,482

Property and equipment
Equipment and software	$222,710	$207,382
Equipment under customer usage agreements	170,811	147,736
Building and improvements	58,962	57,350
Leasehold improvements	43,832	41,130
Furniture and fixtures	12,306	11,346
Land	8,942	8,882

	517,563	473,826
Less – accumulated depreciation and amortization	(269,971)	(222,128)

	$247,592	$251,698

(5) Debt

The Company had total debt with a carrying value of $1.47 billion and $1.45 billion at June 25, 2011 and September 25, 2010, respectively, which consisted principally of Convertible Notes (principal of $1.725 billion). The Company has recorded the Convertible Notes net of the unamortized debt discount as required by U.S. generally accepted accounting principles.

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

The Original Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning June 15, 2008 and ending on December 15, 2013. The Original Notes will accrete principal from December 15, 2013 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2013, the Company will pay contingent interest during any six month interest period to the holders of Original Notes if the “trading price”, as defined, of the Original Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the Original Notes. The holders of the Original Notes may convert the notes into shares of the Company’s common stock at a conversion price of approximately $38.60 per share, subject to adjustment, prior to the close of business on September 15, 2037 under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events. None of these triggering events had occurred as of June 25, 2011.

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

The Exchange Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning December 15, 2010, and ending on December 15, 2016 and will accrete principal from December 15, 2016 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2016, the Company will pay contingent interest during any six month interest period to the holders of Exchange Notes if the “trading price”, as defined, of the Exchange Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the Exchange Notes. The holders of the Exchange Notes may convert the Exchange Notes into shares of the Company’s common stock at a conversion price of approximately $23.03 per share, subject to adjustment, prior to the close of business on September 15, 2037 under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the Exchange Notes have been called for redemption; or (4) upon the occurrence of specified corporate events. None of these triggering events had occurred as of June 25, 2011.

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

As of June 25, 2011, the Convertible Notes (both the Original Notes and Exchange Notes) and related equity components (recorded in capital in excess of par value, net of deferred taxes) consisted of the following:

Original Notes principal amount	$1,275,000
Unamortized discount	(162,223)

Net carrying amount	$1,112,777
Equity component, net of taxes	$259,000
Exchange Notes principal amount	$450,000
Unamortized discount	(92,667)

Net carrying amount	$357,333
Equity component, net of taxes	$60,054

Interest expense under the Convertible Notes is as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Amortization of debt discount	$18,229	$18,499	$54,438	$54,418
Amortization of deferred financing costs	969	1,035	2,925	3,045

Non-cash interest expense	19,198	19,534	57,363	57,463

2.00% accrued interest	8,620	8,601	25,850	25,804

	$27,818	$28,135	$83,213	$83,267

If the Company fails to comply with the reporting obligations contained in the Convertible Notes agreements, the sole remedy of the holders of the Convertible Notes for the first 90 days following such event of default consists exclusively of the right to receive an extension fee in an amount equal to 0.25% of the accreted principal amount of the Convertible Notes. Based on the Company’s evaluation of the Convertible Notes in accordance with ASC 815, Derivatives and Hedging, Subtopic 40, Contracts in Entity’s Own Equity, the Company determined that the Convertible Notes contain a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment, requiring bifurcation as the features are not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of June 25, 2011 and September 25, 2010.

As of June 25, 2011, upon conversion, including the potential premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 68.6 million common shares to the Convertible Note holders.

(6) Commitments and Contingencies

(a) Contingent Payments

As a result of the merger with Cytyc in October 2007, the Company assumed the obligation to the former Adiana, Inc. shareholders to make contingent payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155.0 million based on worldwide sales of the Adiana Permanent Contraception System in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. FDA approval of the Adiana Permanent Contraception System occurred on July 6, 2009, and the Company began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. The agreement includes an indemnification provision that provides for the reimbursement of qualifying legal expenses and liabilities associated with legal claims against the Adiana products and intellectual property, and the Company has the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs. The Company is recording legal fees related to the Conceptus litigation matter (described below) as a reduction to the accrued contingent consideration payments, which will result in a lower payment to the Adiana shareholders. The Company made a payment of $19.7 million to the Adiana shareholders in October 2010, net of amounts withheld for the legal indemnification provision. At June 25, 2011, the accrued contingent consideration obligation is $26.9 million, net of qualifying legal costs.

The Company also has contingent consideration obligations related to its Sentinelle Medical, Interlace and TCT acquisitions. Pursuant to ASC 805, the amounts pertaining to the Sentinelle Medical and Interlace acquisitions are required to be recorded as a liability at fair value and aggregated $108.3 million as of June 25, 2011. The TCT contingent consideration is being recorded as compensation expense as it is earned, and the liability at June 25, 2011 is $2.1 million. Refer to Notes 2 and 3 for additional information.

(b) Litigation and Related Matters

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent

Contraception System would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana Permanent Contraception System. The complaint seeks preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana System based on alleged infringement of certain claims of three of the five patents. A hearing on Conceptus’ preliminary injunction motion was held on November 4, 2009, and on November 6, 2009, the judge issued an order denying the motion. On January 19, 2010, upon stipulation of the parties, the Court dismissed all claims relating to three of the five asserted patents with prejudice. A Markman hearing on claim construction took place on March 10, 2010 and a ruling was issued on March 24, 2010. On April 12, 2010, in response to Hologic’s counterclaims of unfair competition filed in October of 2009, the Court granted Conceptus leave to amend its counterclaims adding charges of unfair competition. On June 23, 2010, upon stipulation of the parties, the Court dismissed the asserted claims of an additional patent leaving three claims of U.S. patent 7,506,650 being asserted against the Company in the case. On August 10, 2010, the parties entered into a settlement agreement dismissing all unfair competition claims against each other. A hearing on both parties’ motions for summary judgment on the patent claims occurred on December 9, 2010, and on December 16, 2010, a ruling was issued granting Hologic summary judgment of no infringement of one of the three asserted claims. A trial on the two remaining patent claims is scheduled to begin on October 3, 2011. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On July 16, 2010 Smith & Nephew, Inc. filed suit against Interlace, which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that the Interlace MyoSure hysteroscopic tissue removal device infringes U.S. patent 7,226,459. The complaint seeks permanent injunctive relief and unspecified damages. A Markman hearing was held November 9, 2010, and a ruling was issued on April 21, 2011. A trial on the issues has been scheduled for March 12, 2012. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On March 22, 2011, Jeffrey Schwindt filed suit against Hologic and its subsidiary, Suros Surgical Systems, Inc. in the United States District Court for the Southern District of Indiana alleging fraud, deception and misrepresentation based on Schwindt’s belief that he should have been named an inventor on a Suros patent prior to the acquisition of Suros by Hologic. The complaint seeks a declaration that Scwhindt is a joint inventor of the patent in question as well as unspecified monetary damages. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On May 10, 2011, Tissue Extraction Devices filed suit against Hologic and its subsidiary, Suros Surgical Systems, Inc., in the United States District Court for the Southern District of Indiana alleging infringement of U.S. patent 7,749,172 by the ATEC and Eviva biopsy products. The complaint seeks a finding of infringement and unspecified monetary damages. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

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

(8) Pension and Other Employee Benefits

The Company has certain defined benefit pension plans covering the employees of its AEG German subsidiary. As of June 25, 2011 and September 25, 2010, the Company has recorded a pension liability of $9.6 million and $9.1 million, respectively, primarily as a component of long-term liabilities in the Consolidated Balance Sheets. As of June 25, 2011 and September 25, 2010, the pension plans held no assets. Under German law, there is no minimum funding requirement imposed on employers. The Company’s net periodic benefit cost and components thereof were not material during the three and nine months ended June 25, 2011 and June 26, 2010.

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

The Company applies the provisions of ASC 260, Earnings per Share, Subtopic 10-45-44, to determine the diluted weighted average shares outstanding as it relates to its outstanding Convertible Notes, and due to the type of debt instrument issued, the Company uses the treasury stock method and not the if-converted method. The dilutive impact of the Company’s Convertible Notes is based on the difference between the Company’s current period average stock price and the conversion price of the Convertible Notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the Convertible Notes.

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Numerator:
Net income	$36,196	$27,448	$129,581	$74,161

Denominator:
Basic weighted average common shares outstanding	261,784	259,107	260,744	258,595
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	3,383	2,999	3,370	2,868

Diluted weighted average common shares outstanding	265,167	262,106	264,114	261,463

Basic net income per common share	$0.14	$0.11	$0.50	$0.29

Diluted net income per common share	$0.14	$0.10	$0.49	$0.28

Weighted-average anti-dilutive shares related to:
Outstanding stock options	5,930	11,480	7,117	11,402
Restricted stock units	—	32	—	217

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

(10) Stock-Based Compensation

Share-based compensation expense is as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Cost of revenues	$992	$1,083	$3,533	$3,115
Research and development	1,081	1,024	3,633	2,946
Selling and marketing	1,342	1,083	4,486	3,577
General and administrative	4,364	4,759	15,593	14,886

	$7,779	$7,949	$27,245	$24,524

The Company granted approximately 2.2 million and 2.8 million stock options during the nine months ended June 25, 2011 and June 26, 2010, respectively, with weighted average exercise prices of $17.14 and $15.65, respectively. There were 15.6 million options outstanding at June 25, 2011 with a weighted average exercise price of $16.98.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Risk-free interest rate	1.0%	1.8%	1.0%	1.8%
Expected volatility	45%	47%	45%	47%
Expected life (in years)	4.2	3.9	4.2	3.9
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$7.96	$5.68	$6.23	$5.87

The Company granted approximately 1.2 million and 1.3 million restricted stock units (RSU) during the nine months ended June 25, 2011 and June 26, 2010, respectively, with weighted average grant date fair values of $16.87 and $15.62, respectively. As of June 25, 2011, there were 3.1 million unvested RSUs outstanding with a weighted average grant date fair value of $15.67.

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and RSUs. The vesting term of stock options granted to employees is generally five years with annual vesting of 20% per year on the anniversary of the grant date, and RSUs granted to employees either cliff vest at the end of three years or vest over four years with annual vesting at 25% per year on the anniversary of the grant date. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 5% as of June 25, 2011. This analysis is periodically re-evaluated and forfeiture rates will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.

At June 25, 2011, there was $34.1 million and $35.7 million of unrecognized compensation expense related to stock options and RSUs, respectively, to be recognized over a weighted average period of 3.2 years and 2.4 years, respectively.

(11) Comprehensive Income

The Company’s other comprehensive income solely relates to foreign currency translation adjustments. A reconciliation of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Net income as reported	$36,196	$27,448	$129,581	$74,161
Translation adjustment	453	(5,780)	9,111	(11,099)

Comprehensive income	$36,649	$21,668	$138,692	$63,062

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

Identifiable assets for the four principal operating segments consist of inventories, intangible assets, and property and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three and nine months ended June 25, 2011 and June 26, 2010.

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Total revenues:
Breast Health	$205,185	$189,361	$606,403	$557,891
Diagnostics	143,446	137,378	420,777	417,755
GYN Surgical	79,353	71,567	226,526	210,158
Skeletal Health	23,098	22,387	68,598	65,449

	$451,082	$420,693	$1,322,304	$1,251,253

Operating income (loss):
Breast Health	$47,230	$37,505	$132,365	$85,793
Diagnostics	24,052	25,759	157,149	78,784
GYN Surgical	(483)	12,829	2,660	41,044
Skeletal Health	3,117	2,681	8,850	7,023

	$73,916	$78,774	$301,024	$212,644

Depreciation and amortization:
Breast Health	$10,366	$12,682	$30,344	$37,975
Diagnostics	40,452	41,661	120,218	124,309
GYN Surgical	23,474	17,154	66,994	51,288
Skeletal Health	2,861	3,039	8,802	8,753

	$77,153	$74,536	$226,358	$222,325

Capital expenditures:
Breast Health	$1,815	$2,734	$9,592	$7,832
Diagnostics	6,433	4,540	17,906	12,746
GYN Surgical	3,419	1,797	8,302	7,108
Skeletal Health	1,083	873	2,133	3,094
Corporate	2,098	1,774	4,602	3,567

	$14,848	$11,718	$42,535	$34,347

	June 25, 2011	September 25, 2010
Identifiable assets:
Breast Health	$998,151	$988,041
Diagnostics	1,795,962	1,802,148
GYN Surgical	2,072,064	1,834,773
Skeletal Health	31,940	30,293
Corporate	1,039,106	970,579

	$5,937,223	$5,625,834

The Company had no customers with balances greater than 10% of accounts receivable as of June 25, 2011 or September 25, 2010, or any customer that represented greater than 10% of product revenues during the three and nine months ended June 25, 2011 and June 26, 2010.

The Company operates in the major geographic areas as noted in the below chart. Product sales data is based upon customer location, and internationally totaled $91.4 million and $261.2 million during the three and nine months ended June 25, 2011, respectively, and $75.2 million and $228.4 million during the three and nine months ended June 26, 2010, respectively. The Company’s sales in Europe are predominantly derived from Germany, the United Kingdom and the Netherlands. The Company’s sales in Asia-Pacific are predominantly derived from China, Australia and Japan. The “All others” designation includes Canada, Latin America and the Middle East. Products sold by the Company internationally are manufactured at both domestic and international locations.

Product sales by geography as a percentage of total product sales are as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
United States	75%	79%	76%	77%
Europe	15%	12%	14%	12%
Asia-Pacific	6%	5%	6%	6%
All others	4%	4%	4%	5%

	100%	100%	100%	100%

(13) Income Taxes

The Company’s effective tax rates for the three and nine months ended June 25, 2011 were 18.5% and 30.3%, respectively. The Company’s effective tax rates for the three and nine months ended June 26, 2010 were 40.0% and 36.9%, respectively. For the three months ended June 25, 2011, the effective tax rate is less than the statutory rate primarily due to the reversal of income tax reserves of $8.2 million due to the closure of the United States Internal Revenue Service (the “IRS”) federal audit for fiscal years 2007, 2008 and 2009 and the expiration of the statute of limitations in various domestic (federal and state) and foreign jurisdictions. For the nine months ended June 25, 2011, the effective tax rate is less than the statutory rate primarily due to the Section 199 manufacturing deduction for domestic production activities, the reversal of income tax reserves of $8.2 million, current year U.S. and Canadian research and development tax credits, and the retroactive reinstatement of the Federal research and development tax credit. For the three months ended June 26, 2010, the effective rate was higher than the statutory rate primarily due to provision to return adjustments and additional reserve needs. For the nine months ended June 26, 2010, the effective tax rate is slightly higher than the statutory rate primarily due to provision to return adjustments and additional reserve needs aggregating $2.6 million partially offset by the reversal of reserves no longer required of $2.1 million. The reserves no longer required principally related to the sale of the Company’s manufacturing operation in Shanghai, China in the second quarter of fiscal 2010, and the expiration of the statute of limitations in several jurisdictions.

As of June 25, 2011, the Company has recorded net deferred tax liabilities of $930.5 million, which is net of certain deferred tax assets, compared to $882.8 million as of September 25, 2010. The increase in net deferred tax liabilities is primarily due to the acquisition of Interlace and TCT in the second and third quarters of fiscal 2011, respectively, and the utilization of the deferred tax asset related to the finalization of the sale of Makena (see Note 7). Management has concluded that its deferred tax assets are recoverable based upon its expectation that the Company’s future earnings will provide sufficient taxable income. The realization of the Company’s deferred tax assets cannot be assured, and to the extent the Company fails to generate sufficient taxable income, some or all of the Company’s deferred tax assets may not be realized.

The Company had gross unrecognized tax benefits, including interest, of $24.0 million as of June 25, 2011, all of which represents the amount of unrecognized tax that, if recognized, would result in a reduction of the Company’s effective tax rate. The

Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of income tax expense. As of June 25, 2011, accrued interest was $1.1 million, net of federal benefit and no penalties have been accrued.

The Company and its subsidiaries are subject to United States federal income tax, as well as income tax in multiple state and foreign jurisdictions. The current tax returns are open for audit through fiscal 2015. The IRS has concluded its audit and issued its final report for fiscal years 2007, 2008 and 2009 resulting in a $7.6 million payment, substantially all of which had been previously recorded within deferred tax liabilities, to settle the issues raised by the IRS. The Company has a tax holiday in Costa Rica that currently does not materially impact its effective tax rate and is scheduled to expire in 2015.

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

Product warranty activity is as follows:

	Balance at beginning of period	Provisions	Acquired	Settlements/ adjustments	Balance at end of period
Nine Months Ended:
June 25, 2011	$2,830	$3,792	$657	$(3,071)	$4,208
June 26, 2010	$5,602	$829	$—	$(3,108)	$3,323

(15) Goodwill and Intangible Assets

Goodwill

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. The Company conducts its annual goodwill impairment test as of the first day of its fiscal fourth quarter. There were no indicators of impairment identified during the first three quarters of fiscal 2011.

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

The following table presents the changes in goodwill during the nine months ended June 25, 2011:

Balance at September 25, 2010	$2,108,847
TCT acquisition	74,226
Interlace acquisition	87,495
Accrued contingent consideration	17,951
Other adjustments	(4,067)
Foreign currency translation impact	2,243

Balance at June 25, 2011	$2,286,695

The allocation of goodwill by reporting segment consisted of the following:

	September 25, 2010	September 25, 2010
	Balance as of June 25, 2011	Balance as of September 25, 2010
Breast Health	$634,785	$633,393
Diagnostics	630,439	577,205
GYN Surgical	1,013,292	890,098
Skeletal Health	8,179	8,151

	$2,286,695	$2,108,847

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

Intangible assets consist of the following:

Description	As of June 25, 2011		As of September 25, 2010
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed Technology	$2,212,609	$542,068	$2,047,613	$410,801
In-process Research and Development	2,572	—	4,760	—
Customer Relationships	503,110	138,226	471,468	105,059
Trade Names	143,050	40,718	138,914	30,154
Patents	9,814	7,727	9,583	7,659
Business licenses	2,504	17	—	—
Non-competes	309	92	297	14

Totals	$2,873,968	$728,848	$2,672,635	$553,687

During the first quarter of fiscal 2011, one of the in-process research and development projects from the Sentinelle acquisition was completed and transferred to developed technology.

Amortization expense related to developed technology and patents is classified as a component of cost of product sales – amortization of intangible assets in the Consolidated Statements of Operations. Amortization expense related to customer relationships, trade names, business licenses and non-competes is classified as a component of amortization of intangible assets in the Consolidated Statements of Operations.

The estimated remaining amortization expense as of June 25, 2011 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2011	$60,139
Fiscal 2012	242,179
Fiscal 2013	231,000
Fiscal 2014	216,410
Fiscal 2015	201,554

(16) New Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change any of the components of comprehensive income, but it eliminates the option to present the components of other comprehensive income as part of the statement of stockholders equity. ASU 2011-05 is effective for the Company in its first quarter of fiscal 2013 and should be applied retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2011-05 on its consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for the Company in its second quarter of fiscal 2012 and should be applied prospectively. The Company is currently evaluating the impact of the adoption of ASU 2011-04 on its consolidated financial statements.

Business Combinations

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires a public entity to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior year. It also requires a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the reported revenue and earnings. The new disclosure will be effective for the Company’s first quarter of fiscal 2012. The adoption of ASU 2010-29 will require additional disclosure in the event of a business combination but will not have a material impact on the Company’s consolidated financial statements.

Intangibles – Goodwill and Other

In December 2010, the FASB issued ASU 2010-28, Intangibles- Goodwill and Other (ASC Topic 350). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for the Company in fiscal 2012. The Company is currently evaluating the impact, if any, that ASU 2010-28 may have on its consolidated financial statements.

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

•

the ongoing implementation of healthcare reform and budget reduction efforts in the United States and other countries and the uncertainty surrounding the implementation of these reforms and efforts, including the excise tax on the sale of most medical devices;

•	the risk that recent and future changes in guidelines, recommendations and studies published by various organizations could adversely affect the use of our products;

•	the impact and anticipated benefits of recently completed acquisitions and acquisitions we may complete in the future;

•	the additional risks associated with our recently completed acquisitions in China, including the challenges associated with successfully integrating and operating those businesses;

•	risks associated with the continued market acceptance of our products, as well as the limited number of large customers for our ThinPrep system;

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

Our Breast Health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, magnetic resonance imaging (“MRI”) breast coils, computer-aided detection (“CAD”) for mammography and MRI, minimally invasive breast biopsy devices, breast biopsy site markers, breast biopsy guidance systems, breast imaging comfort pads, and breast brachytherapy products. We have also developed a new breast imaging platform, Dimensions, which utilizes a new technology, tomosynthesis, to produce three dimensional (“3D”) images, as well as conventional two dimensional (“2D”) full field digital mammography (“FFDM”) images. In the U.S., our Dimensions product had previously been approved by the Food and Drug Administration (“FDA”) for providing conventional 2D images. On February 11, 2011, we received approval from the FDA to enable the 3D tomosynthesis capability of our Dimensions system. The FDA granted approval for the use of 3D tomosynthesis in addition to a conventional 2D digital image, and based on our clinical results it was determined that conventional 2D digital mammography with the addition of 3D tomosynthesis is superior to 2D digital mammography alone for both screening and diagnostics. We began to sell our Dimensions 3D tomosynthesis system in the United States immediately following FDA approval. We had been selling Dimensions 3D tomosynthesis outside of the United States in regions such as Canada, Europe, Latin America and Asia.

On August 5, 2010, we acquired Sentinelle Medical Inc. (“Sentinelle Medical”), a company that develops, manufactures and markets MRI breast coils, patient positioners and visualization software (“MRI CAD”). Sentinelle Medical, which is included within our Breast Health segment, is dedicated to developing advanced imaging technologies used in high-field strength MRI systems. On July 19, 2011, we completed our acquisition of Beijing Healthcome Technology Company, Ltd. (“Healthcome”), a privately-held manufacturer of medical equipment, including mammography equipment, located in Beijing, China.

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

On June 1, 2011, we acquired TCT International Co. Ltd. (“TCT”) and subsidiaries, a privately-held distributor of medical products, including the Company’s ThinPrep Pap Test, related instruments and other diagnostic and surgical products. TCT’s operating subsidiaries are located in Beijing, China. Our acquisition of TCT provides us with an established nationwide sales organization and customer support infrastructure in China. TCT will be primarily reported within our Diagnostics segment and to a lesser extent within our GYN Surgical segment.

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

On January 6, 2011, we acquired Interlace Medical, Inc. (“Interlace”), a company that develops and manufactures the MyoSure hysteroscopic tissue removal system (“MyoSure”). The MyoSure system is a new and innovative tissue removal device that is designed to provide incision-less removal of fibroids and polyps within the uterus. Interlace’s operations have been integrated within our GYN Surgical segment.

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

Adiana, AEG, ATEC, Cervista, Cytyc, Dimensions, Eviva, Fluoroscan, Healthcome, Interlace, Invader, MammoSite, MyoSure, NovaSure, Rapid fFN, Selenia, Sentinelle Medical, Suros, ThinPrep and TCT.

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

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and imposes new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of certain medical devices beginning in 2013. We expect that our products will fall under the government classification requiring the excise tax. U.S. net product sales represented 76% and 79% of our worldwide net product sales in the nine months ended June 25, 2011 and the year ended September 25, 2010, respectively.

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

ACQUISITIONS

Fiscal 2011 Acquisitions:

TCT International Co. Ltd.

On June 1, 2011, we acquired TCT, a privately-held distributor of medical products, including our ThinPrep Pap Test, related instruments and other diagnostic and surgical products. TCT’s operating subsidiaries are located in Beijing, China. Our acquisition of TCT enabled us to obtain an established nationwide sales organization and customer support infrastructure in China as we execute on our strategy to expand internationally. The preliminary purchase price of $141.9 million is comprised of $135.0 million in cash, of which $100.0 million was paid up-front and $35.0 million is deferred for one year, plus a working capital adjustment, which has been preliminarily estimated to be $6.9 million and is payable with the deferred payment. In addition, the majority of the former shareholders of TCT will receive two annual contingent earn-out payments (subject to adjustment) not to exceed $200.0 million less the deferred payment. We have concluded that the acquisition of TCT did not represent a material business combination and therefore no pro forma financial information has been provided herein. Subsequent to the acquisition date, our results of operations include the results of TCT, which will be primarily reported within our Diagnostics reporting segment and to a lesser extent within our GYN Surgical reporting segment. We accounted for the TCT acquisition as a purchase of a business under Accounting Standards Codification (“ASC”) 805, Business Combinations.

The allocation of the purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed as of June 1, 2011. The purchase price in excess of net tangible assets acquired was allocated to identifiable intangible assets comprised of customer relationships of $37.3 million, business licenses of $2.5 million and trade names of $2.3 million, based upon a detailed valuation that relies on projections and assumptions. The excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill of $74.2 million.

The contingent earn-out payments are based on a multiple of incremental revenue growth for the one year periods beginning January 1, 2011 and January 1, 2012 as compared to the respective prior year periods, and are payable after the first and second anniversaries from the date of acquisition, respectively. Since these payments are contingent on future employment, they will be recognized as compensation expense ratably over the required service period, which are commensurate with the first and second year anniversaries from the date of acquisition. As a result, based on our revenue projections for the TCT business, we recorded compensation expense of $2.1 million for these contingent payments in the third quarter of fiscal 2011.

Interlace Medical, Inc.

On January 6, 2011, we acquired Interlace, a privately-held company located in Framingham, Massachusetts. Interlace is the developer, manufacturer and supplier of MyoSure. The purchase price was comprised of $126.8 million in cash (“Initial Consideration”), which was net of certain adjustments, plus two annual contingent payments up to a maximum of an additional $225.0 million in cash. We have concluded that the acquisition of Interlace did not represent a material business combination and therefore no pro forma financial information has been provided herein. Subsequent to the acquisition date, our results of operations include the results of Interlace, which has been integrated within our GYN Surgical reporting segment. We accounted for the Interlace acquisition as a purchase of a business under ASC 805.

The allocation of the purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed as of January 6, 2011. The purchase price in excess of net tangible assets acquired was allocated to identifiable intangible assets comprised of developed technology of $158.7 million and trade names of $1.8 million, based upon a detailed valuation that relies on projections and assumptions. The excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill of $87.5 million.

In addition to the Initial Consideration, $2.1 million was disbursed to certain employees upon the completion of three and six months of service from the date of acquisition. Since these payments were contingent on future employment, they were recognized as compensation expense ratably over the required service period. For the three and nine month periods ended June 25, 2011, we recorded $1.0 million and $2.1 million, respectively, in the Consolidated Statement of Operations.

The agreement includes an indemnification provision that provides for the reimbursement of a portion of legal expenses in defense of the Interlace intellectual property. We have the right to collect certain amounts set aside in escrow from the Initial Consideration and, as applicable, offset contingent consideration payments of qualifying legal costs.

The contingent payments are based on a multiple of incremental revenue growth during a two-year period following the completion of the acquisition. Pursuant to ASC 805, we have recorded an estimate of the fair value of the contingent consideration liability based on future revenue projections of the Interlace business under various potential scenarios and weighted probability assumptions of these outcomes. As of the date of acquisition, these cash flow projections were discounted using a rate of 15.6%. The discount rate is based on the weighted-average cost of capital of the acquired business plus a credit risk premium for non-performance risk related to the liability pursuant to ASC 820. This analysis resulted in an initial contingent consideration liability of $86.6 million, which will be adjusted periodically as a component of operating expenses based on changes in fair value of the liability driven by the accretion of the liability for the time value of money and changes in the assumptions pertaining to the achievement of the defined revenue growth milestones. This fair value measurement is based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements. As of June 25, 2011, there were no significant changes in the estimated outcomes for the contingent consideration recognized. In connection with updating the fair value calculation for accretion as of June 25, 2011, we recorded charges of $3.3 million and $6.0 million for the three and nine month periods ended June 25, 2011, respectively, to record the liability at its fair value of $92.6 million.

Beijing Healthcome Technology Company, Ltd.

On July 19, 2011, we completed our acquisition of Healthcome, a privately-held manufacturer of medical equipment, including mammography equipment, located in Beijing, China. The purchase price is $9.8 million in cash, subject to adjustment. In addition, we are obligated to make future payments to the shareholders, who remain employed, up to an additional $7.1 million over three years. Since these payments are contingent on future employment, they will be recognized as compensation expense ratably over the respective service periods.

Fiscal 2010 Acquisitions:

Sentinelle Medical Inc.

On August 5, 2010, we acquired Sentinelle Medical, a privately held company located in Toronto, Canada. The purchase price was comprised of an $84.8 million cash payment, which was net of certain adjustments, plus three contingent payments over a two-year period up to a maximum of an additional $250.0 million in cash. We concluded that the acquisition of Sentinelle Medical did not represent a material business combination and therefore no pro forma financial information has been provided herein. Subsequent to the acquisition date, our results of operations include the results of Sentinelle Medical, which is a component of our Breast Health reporting segment. We accounted for the Sentinelle acquisition as a purchase of a business under ASC 805.

The allocation of the purchase price was based upon preliminary estimates of the fair value of assets acquired and liabilities assumed as of August 5, 2010. The purchase price in excess of net tangible assets acquired was allocated to identifiable intangible assets aggregating $67.6 million, primarily comprised of developed technology of $60.9 million and in-process research and development projects of $4.8 million, based upon a detailed valuation that relies on projections and assumptions. The excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill of $48.2 million.

The amount allocated to acquired in-process research and development represented the estimated fair value of in-process projects based on risk-adjusted cash flows utilizing a discount rate of 17%. These in-process projects had not yet reached technological feasibility and had no future alternative uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects was obtaining regulatory approval to market the underlying products. The acquired in-process research and development assets are not subject to amortization until the projects are complete, at which time, they will be amortized over their estimated remaining useful lives ranging from 10 to 20 years. These projects relate to a prostate MRI coil and certain software. In the first quarter of fiscal 2011, we received FDA approval for the software project. Research and development for the prostate MRI coil project is still in process. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the transaction as a whole.

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

During each quarter in fiscal 2011, we have re-evaluated our assumptions and updated the revenue and probability assumptions for future earn-out periods and lowered our projections. As a result of these adjustments, which were partially offset by the accretion of the liability, and using a current discount rate of approximately 17.0%, we recorded a reversal of expense of $2.7 million and $9.6 million for the three and nine month periods ended June 25, 2011, respectively, to record the contingent consideration liability at fair value. In addition, during the second quarter of fiscal 2011, the first earn-out period ended, and we adjusted the fair value of the contingent consideration liability for actual results during the earn-out period. This payment of $4.3 million was made in the third quarter of fiscal 2011. At June 25, 2011, the fair value of the liability is $15.6 million.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales

	Three Months Ended						Nine Months Ended
	June 25, 2011		June 26, 2010		Change		June 25, 2011		June 26, 2010		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Breast Health	$135,729	30%	$130,973	31%	$4,756	4%	$402,875	30%	$390,832	31%	$12,043	3%
Diagnostics	142,106	32%	136,530	32%	5,576	4%	417,227	32%	415,048	33%	2,179	1%
GYN Surgical	78,974	18%	71,139	17%	7,835	11%	225,468	17%	208,812	17%	16,656	8%
Skeletal Health	15,981	4%	15,035	4%	946	6%	46,775	4%	43,514	4%	3,261	7%

	$372,790	83%	$353,677	84%	$19,113	5%	$1,092,345	83%	$1,058,206	85%	$34,139	3%

In the current quarter, our product sales increased $19.1 million, or 5%, compared to the corresponding period in the prior year primarily due to an increase in revenues of $7.8 million from GYN Surgical, $5.6 million from Diagnostics, $4.8 million from Breast Health, and $0.9 million from Skeletal Health. In the current nine month period, our product sales increased $34.1 million, or 3%, compared to the corresponding period in the prior year primarily due to an increase in revenues of $16.7 million from GYN Surgical, $12.0 million from Breast Health, $3.3 million from Skeletal Health, and $2.2 million from Diagnostics.

Breast Health product sales increased 4% and 3% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year, primarily due to the inclusion of revenues from our acquisition of Sentinelle Medical, which was acquired in the fourth quarter of fiscal 2010. Our breast biopsy products revenue increased $5.7 million and $11.4 million in the current three and nine month periods, respectively, primarily attributable to an increase in the number of Eviva biopsy devices sold with the largest increase in the U.S. Overall, our digital mammography systems revenues decreased $4.1 million and $9.0 million in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. We experienced a decrease in the number of Selenia systems sold worldwide, and to a lesser extent, Selenia product mix and configuration differences. We sold a greater number of defeatured Selenia systems, which have lower average selling prices than our full featured Selenia models. In addition, we sold more Selenia systems internationally as a percentage of total Selenia systems and average selling prices are lower in our international markets compared to the domestic market. Partially offsetting these decreases was an increase in the number of units sold of our new 2D/3D Dimensions products as these systems continue to gain traction as well as these systems have higher average selling prices. We expect the shift in sales from our Selenia to our Dimensions products to continue as we received FDA approval of our 3D tomosynthesis capability in February 2011 to sell it in the U.S.

Diagnostics product sales increased 4% in the current quarter compared to the corresponding period in the prior year primarily due to a favorable foreign currency impact of $3.2 million and to a lesser extent and an increase in the number of ThinPrep pap tests sold internationally, partially offset by a reduction in domestic sales. We believe the decline in the number of ThinPrep pap tests sold domestically is due to the decline in patient visits year over year attributable to the lagging effects of unemployment, continuing economic uncertainty, recent changes in cervical cancer screening guidelines to extend the recommended intervals between such screenings, and to a lesser extent laboratory consolidation. We also experienced an increase in revenues from our Cervista HPV tests as we continue to gain new customer accounts and unit sales to existing customers increase. For the current nine month period, product sales increased 1% compared to the corresponding period in the prior year primarily due to an increase in Cervista HPV tests and favorable foreign currency impact on ThinPrep pap tests sold internationally, partially offset by a reduction in ThinPrep pap tests sold domestically and, to a lesser extent, lower imager volume worldwide.

GYN Surgical product sales increased 11% and 8% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. In the current quarter compared to the corresponding period in the prior year, sales increased due to the inclusion of MyoSure product sales from the date of acquisition in the second quarter of 2011, an increase in the number of NovaSure devices sold internationally, and growing sales of the Adiana System. In the current nine month period compared to the corresponding period in the prior year, sales increased due to growing sales of the Adiana System, the inclusion of MyoSure product sales, and an increase in the number of NovaSure devices sold internationally and to a lesser extent an increase in average selling prices, partially offset by a decline in the number of NovaSure devices sold domestically.

Skeletal Health product sales increased 6% and 7% in the current three and nine months periods, respectively, compared to the corresponding periods in the prior year primarily due to a $1.9 million and $5.4 million increase in the current three and nine month periods, respectively, in osteoporosis assessment product sales worldwide. Offsetting this increase in the current three and nine month periods was a reduction in mini C-arm revenues of $0.6 million and $2.1 million, respectively, due to a decrease in the number of units sold internationally in the current quarter and in the U.S. in the current nine month period compared to the corresponding periods in the prior year.

Product sales by geography as a percentage of total product sales were as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
United States	75%	79%	76%	77%
Europe	15%	12%	14%	12%
Asia-Pacific	6%	5%	6%	6%
All others	4%	4%	4%	5%

	100%	100%	100%	100%

Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 25, 2011		June 26, 2010		Change		June 25, 2011		June 26, 2010		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$78,292	17%	$67,016	16%	$11,276	17%	$229,959	17%	$193,047	15%	$36,912	19%

Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 17% and 19% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily in our Breast Health business due to an increase in the number of service contracts driven by an increase in our installed base of our digital mammography systems.

Cost of Product Sales

	Three Months Ended						Nine Months Ended
	June 25, 2011		June 26, 2010		Change		June 25, 2011		June 26, 2010		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Sales	$129,420	35%	$126,336	36%	$3,084	2%	$386,421	35%	$360,240	34%	$26,181	7%
Cost of Product Sales – Amortization of Intangible Assets	44,877	12%	43,524	12%	1,353	3%	131,478	12%	130,570	12%	908	1%

	$174,297	47%	$169,860	48%	$4,437	3%	$517,899	47%	$490,810	46%	$27,089	6%

Product sales gross margin increased to 53% in the current three month period from 52% in the corresponding period in the prior year and decreased to 53% in the current nine month period from 54% in the corresponding period in the prior year.

Cost of Product Sales. The cost of product sales as a percentage of product sales was 35% in both the current three and nine month periods compared to 36% and 34% in the corresponding periods in the prior year, respectively. Cost of product sales as a percentage of product revenues in the current quarter decreased in GYN Surgical, Diagnostics and Breast Health and was relatively flat in Skeletal Health compared to the corresponding period in the prior year. The increase in gross margin in the current quarter was primarily driven by GYN Surgical due to higher NovaSure volumes and favorable manufacturing variances, partially offset by MyoSure products sales, which have lower gross margins, and Diagnostics which had a slightly higher gross margin due to the allocation of overhead to more units driven by the increase in revenues described above. Breast Health experienced an increase in gross margins on the sale of more Dimensions 3D systems, which have higher average selling prices than Selenia systems, as well as higher sales of the 3D tomosynthesis add-on option, partially offset by selling more defeatured Selenia systems as a percent of total Selenia system sales compared to the corresponding period in the prior year. Our defeatured Selenia systems have lower gross margins than our full featured systems. In addition, partially offsetting the overall increase in the digital mammography product lines gross margin was the sales mix within our breast biopsy products. We sold more Eviva disposables and less ATEC disposables as a percent of revenue compared to the corresponding periods in the prior year. Eviva disposables carry a higher manufacturing cost, as well as additional royalty charges, than ATEC disposables.

Cost of product sales as a percentage of product revenues in the current nine month period increased in Breast Health and GYN Surgical and was relatively flat in Diagnostics and Skeletal Health. The decline in gross margin in the current nine month period was primarily driven by Breast Health due to $2.7 million of additional costs related to the sale of acquired Sentinelle Medical inventory written up to fair value in purchase accounting, unfavorable absorption and higher production spend principally in the digital mammography product lines coupled with a mix shift of selling more Dimensions 2D units, which have a slightly lower gross margin, and less Selenia systems compared to the corresponding periods in the prior year. In addition, in the current nine month period, we sold more defeatured Selenia systems, which have lower gross margins, than full featured systems compared to the corresponding period in the prior year. Partially offsetting these decreases in the digital mammography product lines were higher sales of Dimensions 3D and 3D tomosynthesis add-on options, which have higher margins. Within our breast biopsy products, the mix of products sold resulted in lower gross margins as we sold more Eviva disposables, which have lower gross margins as discussed above, and less ATEC disposables as a percent of revenue compared to the corresponding periods in the prior year.

Gross margin in the current nine month period also declined in our GYN Surgical business due to the inclusion of MyoSure products from the Interlace acquisition as additional costs were recorded related to the sale of acquired inventory written up to fair value in purchase accounting and additional expenses from the ramp up of production. In addition, the increase in sales of the Adiana System has resulted in lower gross margins due to higher manufacturing costs compared to the other GYN Surgical products.

Cost of Product Sales – Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology. These intangible assets are generally amortized over their estimated useful lives of between 8.5 and 20 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increase in amortization expense in the current three and nine month periods compared to the corresponding periods in the prior year is due to the inclusion of additional amortization expense related to the technology assets acquired from the Sentinelle Medical and Interlace acquisitions in the fourth quarter of fiscal 2010 and second quarter of fiscal 2011, respectively. In addition, there is an increase in amortization expense in the current year due to the method of recognition based on the expected economic benefits of the underlying assets, primarily related to the intangible assets acquired in the Cytyc merger in the first quarter of fiscal 2008. Offsetting this increase is a decline in amortization expense in fiscal 2011 due to the impairment of our MammoSite reporting unit’s developed technology recorded in the fourth quarter of fiscal 2010 resulting in a reduced asset value and lower amortization expense.

Cost of Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 25, 2011		June 26, 2010		Change		June 25, 2011		June 26, 2010		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$42,503	54%	$40,944	61%	$1,559	4%	$124,981	54%	$120,470	62%	$4,511	4%

Service and other revenues gross margin has improved to 46% in both the current three and nine month periods compared to 39% and 38%, respectively, in the corresponding three and nine month periods in the prior year primarily due to the improved absorption of fixed service costs and the continued growth of service contract revenue, primarily in the Breast Health business. We have been able to convert a high percentage of our domestic installed base of digital mammography systems to service contracts upon the expiration of the warranty period. In addition, warranty costs have decreased due to lower failure rates in certain of our products.

Operating Expenses

	Three Months Ended						Nine Months Ended
	June 25, 2011		June 26, 2010		Change		June 25, 2011		June 26, 2010		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$29,725	7%	$25,691	6%	$4,034	16%	$88,615	7%	$77,051	6%	$11,564	15%
Selling and marketing	73,293	16%	59,425	14%	13,868	23%	212,253	16%	185,483	15%	26,770	14%
General and administrative	39,811	9%	32,426	8%	7,385	23%	119,174	9%	110,870	9%	8,304	7%
Amortization of intangible assets	14,794	3%	13,573	3%	1,221	9%	43,842	3%	40,729	3%	3,113	8%
Contingent consideration – compensation expense	2,114	0%	—	—	2,114	100%	2,114	0%	—	—	2,114	100%
Contingent consideration – fair value adjustments	629	0%	—	—	629	100%	(3,546)	0%	—	—	(3,546)	(100)%
Gain on sale of intellectual property, net	—	—	—	—	—	—	(84,502)	(6)%	—	—	(84,502)	(100)%
Litigation-related settlement charges	—	—	—	—	—	—	450	0%	12,500	1%	(12,050)	(96)%
Restructuring and divestiture charges	—	—	—	—	—	—	—	—	696	0%	(696)	(100)%

	$160,366	36%	$131,115	31%	$29,251	22%	$378,400	29%	$427,329	34%	$(48,929)	(11)%

Research and Development Expenses. Research and development expenses increased 16% and 15% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. The increase was primarily due to the inclusion of additional expenses from Sentinelle Medical (acquired in the fourth quarter of fiscal 2010) and Interlace (acquired in the second quarter of fiscal 2011), including the initial consideration recorded as compensation expense as the payments were contingent on future employment. In the current year periods, compensation and benefits increased due to an increase in headcount, annual salary increases, and higher bonuses based on improved company performance compared to the prior year. In addition, there was an increase in clinical trials and research projects spend primarily attributable to next generation NovaSure and Adiana products, partially offset by a reduction in clinical trial and project spend on the Dimensions 3D tomosynthesis product, which was approved by the FDA in February 2011. Research and development primarily reflects spending on new product development programs, regulatory compliance and clinical research and trials. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 23% and 14% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. These increases were primarily due to additional expenses from the inclusion of Sentinelle Medical and Interlace, including the initial consideration recorded as compensation expense as the payments were contingent on future employment, expenditures for our direct-to-consumer advertising campaign for NovaSure, higher spending for other marketing and advertising initiatives including the Dimensions 3D product launch, medical education, and increased compensation and benefits related to an increase in headcount, annual salary increases and higher bonuses based on improved company performance compared to the prior year. Partially offsetting these increases were lower distributor and third-party commissions.

General and Administrative Expenses. General and administrative expenses increased 23% and 7% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to additional expenses from the inclusion of Sentinelle Medical, Interlace and TCT, an increase in compensation and benefits primarily due to an increase in headcount, annual salary increases, higher bonuses due to improved company performance compared to the prior year, and higher fees and charges due to an increase in customers paying with credit cards and an ongoing state sales tax audit. In addition, in the current year periods, we have incurred additional expenses related to consummating our acquisitions and integrating them into our operations. In the current nine month period, expenses also increased due to an increase in the value of the SERP, which is driven by stock market valuations. In the current nine month period, these increases were partially offset by a decrease in litigation costs of $8.4 million due to lower activity compared to fiscal 2010, in which a number of matters were resolved, primarily the Ethicon lawsuit. The compensation increases were partially offset by a reduction in the transition and retention expenses related to our former CEO, who received $1.7 million in the first quarter of fiscal 2010.

Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, business licenses and non-compete agreements related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increase in the current three and nine month periods compared to the corresponding periods in the prior year is due to is the addition of intangible assets from the Sentinelle Medical, Interlace and TCT acquisitions, and an increase in amortization due to the method of recognition based on the expected economic benefits of the underlying assets, primarily related to the intangible assets acquired in the Cytyc merger in the first quarter of fiscal 2008.

Contingent Consideration – Compensation Expense. In connection with our acquisition of TCT, we are obligated to make contingent earn-out payments to certain of the former shareholders of TCT based on a multiple of incremental revenue growth of the TCT business over a two-year period. Since these payments are contingent on future employment, they are being recognized as compensation expense ratably over the required service period. As a result, based on our revenue projections for the TCT business, we recorded compensation expense of $2.1 million in the third quarter of fiscal 2011.

Contingent Consideration – Fair Value Adjustments. In connection with the purchase price allocation for our acquisitions of Sentinelle Medical and Interlace, we recorded an estimate of the fair value of the contingent consideration liability for each acquisition as required by U.S. generally accepted accounting principles. This liability is based on future revenue projections of the respective businesses under various potential scenarios and weighted probability assumptions of these outcomes. This analysis is updated quarterly and changes to the fair value of this liability are recorded in the statement of operations. As a result, we recorded a net charge of $0.6 million in the current quarter reflecting a net increase in the fair values of these liabilities comprised of a charge of $3.3 million related to Interlace based on the accretion of the liability partially offset by a reduction in the fair value of the Sentinelle Medical liability of $2.7 million due primarily to changes in revenue assumptions. For the current nine month period, we recorded a net reversal of expense of $3.5 million comprised of a net reduction of $9.6 million of the Sentinelle Medical liability primarily for changes in revenue assumptions, partially offset by charges of $6.0 million related to Interlace based on the accretion of the liability. For additional explanation of the accounting for this liability, please refer to Note 3 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

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

Litigation-Related Settlement Charges. The charge of $0.5 million in the current nine months of fiscal 2011 relates to a settlement of insignificant litigation in the first quarter. The charge of $12.5 million in the prior year nine month period, which was recorded in the second quarter of fiscal 2010, was related to our litigation with Ethicon Endo-Surgery, Inc. (“Ethicon”), a Johnson & Johnson operating company, in which Ethicon had alleged patent infringement by our ATEC biopsy system of certain of their patents, and Ethicon had made similar claims of our Eviva biopsy system. On February 17, 2010, we entered into a settlement agreement with Ethicon, and all outstanding litigation between the parties was dismissed. In connection with the settlement agreement, we agreed to make a one-time payment to Ethicon of $12.5 million and ongoing royalties for sales of our ATEC and EVIVA products, and Ethicon agreed to pay Hologic ongoing royalties for sales of its Mammotome magnetic resonance imaging product.

Restructuring and Divestiture Charges. Restructuring and divestiture charges of $0.7 million recorded in the prior year nine month period were comprised of the loss from the sale of our organic photoconductor drum coatings manufacturing operation in Shanghai, China and clean-up and closure costs related to its closure in prior periods.

Interest Income

	Three Months Ended				Nine Months Ended
	June 25, 2011	June 26, 2010	Change		June 25, 2011	June 26, 2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$485	$321	$164	51%	$1,352	$907	$445	49%

Interest income increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in cash and cash equivalents.

Interest Expense

	Three Months Ended				Nine Months Ended
	June 25, 2011	June 26, 2010	Change		June 25, 2011	June 26, 2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(28,673)	$(33,653)	$4,980	(15)%	$(85,767)	$(97,778)	$(12,011)	(12)%

In fiscal 2011, interest expense consists primarily of the interest costs and the related amortization of the debt discount of our Convertible Notes as well as the amortization of deferred financing costs. In fiscal 2010, in addition to the interest expense related to our Convertible Notes, we incurred interest costs and the amortization of deferred financing costs related to our senior secured credit agreement. The amounts outstanding under our senior secured credit agreement were paid off in the third quarter of fiscal 2010, and we terminated the agreement. Interest expense decreased in the current three and nine month periods compared to the corresponding period in the prior year primarily due to our paying down the outstanding principal amounts under our senior secured credit agreement.

Loss on Extinguishment of Debt

	Three Months Ended				Nine Months Ended
	June 25, 2011	June 26, 2010	Change		June 25, 2011	June 26, 2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Loss on Extinguishment of Debt	$—	$—	$—	—%	$(29,891)	$—	$(29,891)	(100)%

In the first quarter of fiscal 2011, pursuant to separate, privately-negotiated exchange agreements, we retired $450.0 million in aggregate principal of our Convertible Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037. This exchange enabled us to extend the first put date out three years to December 15, 2016 from December 13, 2013 as well as the subsequent put dates as disclosed in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis. In consideration, the equity conversion price of the notes was reduced to $23.03 from $38.60, and we must pay the cash coupon for three more years, consistent with extending the first put date, instead of accreting the coupon to the principal as required under the original terms. In connection with this transaction, we recorded a loss on extinguishment of debt of $29.9 million, which includes the write-off of the pro-rata allocation of deferred financing costs. For additional explanation for the accounting of this transaction, please refer to Note 5 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Other Income, net

	Three Months Ended				Nine Months Ended
	June 25, 2011	June 26, 2010	Change		June 25, 2011	June 26, 2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income, net	$(1,304)	$305	$(1,609)	(528)%	$(938)	$1,825	$(2,763)	(151)%

In the third quarter of fiscal 2011, this account is primarily comprised of losses on cash surrender value of life insurance contracts related to our SERP, which is driven by underlying changes in stock market valuations, of $0.5 million, net foreign currency transaction losses of $0.5 million, and an impairment charge of $0.3 million on a cost-method investment. In the third quarter of fiscal 2010, this account was primarily comprised of net foreign currency transactions gains of $0.5 million and miscellaneous insignificant items totaling $0.6 million offset by a decrease in the cash surrender value of life insurance contracts related to our SERP of $0.8 million. For the current nine month period, this account is primarily comprised of impairment charges of $2.4 million on cost-method investments and net foreign currency transaction losses of $0.5 million, partially offset by gains on cash surrender value of life insurance contracts related to our SERP of $1.8 million. For the first nine months of fiscal 2010, this account was primarily comprised of an increase related to non-income tax related government credits of $0.8 million, an increase in the cash surrender value of life insurance contracts related to our SERP of $0.5 million, and miscellaneous insignificant items totaling $0.7 million partially offset by $0.2 million of net foreign currency transaction losses.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	June 25, 2011	June 26, 2010	Change		June 25, 2011	June 26, 2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision for Income Taxes	$8,228	$18,299	$(10,071)	(55)%	$56,199	$43,437	$12,762	29%

Our effective tax rates were 18.5% and 30.3% of pre-tax earnings for the current three and nine month periods, respectively, compared to 40.0% and 36.9% in the corresponding periods in the prior year, respectively. For the three months ended June 25, 2011, the effective tax rate is less than the statutory rate primarily due to the reversal of income tax reserves of $8.2 million due to the closure of the United States Internal Revenue Service (the “IRS”) federal audit for fiscal years 2007, 2008 and 2009 and the expiration of the statute of limitations in various domestic (federal and state) and foreign jurisdictions. For the nine months ended June 25, 2011, the effective tax rate is less than the statutory rate primarily due to the Section 199 manufacturing deduction for domestic production activities, the reversal of income tax reserves of $8.2 million, current year U.S. and Canadian research and development tax credits, and the retroactive reinstatement of the Federal research and development tax credit. For the three months ended June 26, 2010, the effective rate was higher than the statutory rate primarily due to provision to return adjustments and additional reserve needs. For the nine months ended June 26, 2010, the effective tax rate is slightly higher than the statutory rate primarily due to provision to return adjustments and additional reserve needs aggregating $2.6 million partially offset by the reversal of reserves no longer required of $2.1 million. The reserves no longer required principally related to the sale of our manufacturing operation in Shanghai, China in the second quarter of fiscal 2010, and the expiration of the statute of limitations in several jurisdictions.

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

Breast Health

	Three Months Ended				Nine Months Ended
	June 25, 2011	June 26, 2010	Change		June 25, 2011	June 26, 2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$205,185	$189,361	$15,824	8%	$606,403	$557,891	$48,512	9%

Operating Income	$47,230	$37,505	$9,725	26%	$132,365	$85,793	$46,572	54%

Operating Income as a % of Segment Revenue	23%	20%			22%	15%

Breast Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to a $11.1 million increase in service revenues that is substantially related to additional service contracts for the increased number of digital mammography systems in our installed base and the increase in product revenues of $4.8 million discussed above. This segment’s revenues increased in the current nine month period compared to the corresponding period in the prior year primarily due to a $36.5 million increase in service revenues and the increase in product revenues of $12.0 million discussed above.

Operating income for this business segment increased in both the current three and nine month periods compared to the corresponding periods in the prior year primarily due to increased gross margin on an absolute dollar basis as a result of increased product and service revenues. Overall gross margin rates increased to 49.6% and 48.8% in the current three and nine month periods, respectively, compared to 45.5% and 46.7% in the corresponding periods in the prior year, respectively, due primarily to improvements in service gross margins and lower intangible asset amortization expense resulting from the writeoff of MammoSite intangibles in the fourth quarter of fiscal 2010. The product gross margin rate increased to 49.8% in the current three month period compared to the 47.0% in the corresponding period in the prior year, and remained relatively consistent at 48.7% and 49.2% for the current and prior year nine month periods as discussed above. Partially offsetting the improved gross margin dollars, operating expenses increased in the current quarter compared to the corresponding period in the prior year due to the inclusion of Sentinelle Medical (acquired in the fourth quarter of fiscal 2010), higher compensation costs related to hiring additional personnel, annual salary increases, higher bonuses due to improved company performance and higher sales commissions for our breast biopsy business, and higher marketing expenses related to the Dimensions 3D tomosynthesis product launch in the U.S. Partially offsetting these increases were a net credit of $2.7 million recorded in the current quarter to adjust the Sentinelle contingent consideration to fair value and lower clinical trials spending related to our Dimensions 3D tomosynthesis system.

Operating expenses in the current nine month period decreased compared to the corresponding period in the prior year primarily due to the net credit of $9.6 million related to adjusting the Sentinelle contingent consideration to fair value, lower clinical trials spending related to our Dimensions 3D tomosynthesis system, lower third-party commissions, lower intangible asset amortization from the write-off of MammoSite intangibles in the fourth quarter of fiscal 2010, and a decrease in litigation costs. In the second quarter of fiscal 2010, we recorded a litigation settlement charge of $12.5 million as discussed above. Partially offsetting these operating expense decreases is the inclusion of additional expenses for Sentinelle Medical, and higher compensation costs related to hiring additional personnel, annual salary increases, higher bonuses due to improved company performance and higher sales commissions for our breast biopsy business.

Diagnostics

	Three Months Ended				Nine Months Ended
	June 25, 2011	June 26, 2010	Change		June 25, 2011	June 26, 2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$143,446	$137,378	$6,068	4%	$420,777	$417,755	$3,022	1%

Operating Income	$24,052	$25,759	$(1,707)	(7)%	$157,149	$78,784	$78,365	99%

Operating Income as a % of Segment Revenue	17%	19%			37%	19%

Diagnostics revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in product sales discussed above.

Operating income decreased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in operating expenses partially offset by an increase in gross margin in absolute dollars. Gross margin rates improved to 53.6% in the current quarter compared to 52.4% in the corresponding period in the prior year as discussed above. Operating expenses increased in the current quarter due to the inclusion of TCT and related integration costs and contingent consideration compensation expense of $2.1 million, higher compensation costs related to hiring additional personnel, annual salary increases, and higher bonuses due to improved company performance.

Operating income increased in the current nine month period compared to the corresponding period in the prior year primarily due to the net gain of $84.5 million on the sale of the Makena intellectual property to KV in the second quarter of fiscal 2011 discussed above. Excluding this net gain, operating income would have decreased compared to the prior year primarily due to higher operating expenses. Gross margin rates were 53.4% and 53.2% in the current and prior year nine month periods, respectively. Operating expenses increased in the current nine month period due to the inclusion of TCT and related integration costs and contingent consideration compensation expense of $2.1 million, higher compensation costs related to hiring additional personnel, annual salary increases, and higher bonuses due to improved company performance.

GYN Surgical

	Three Months Ended				Nine Months Ended
	June 25, 2011	June 26, 2010	Change		June 25, 2011	June 26, 2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$79,353	$71,567	$7,786	11%	$226,526	$210,158	$16,368	8%

Operating Income (Loss)	$(483)	$12,829	$(13,312)	(104)%	$2,660	$41,044	$(38,384)	(94)%

Operating Income as a % of Segment Revenue	(1)%	18%			1%	20%

GYN Surgical revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year due to the increase in product sales discussed above.

Operating income decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the inclusion of Interlace’s operations (acquired in the second quarter of fiscal 2011), including intangible asset amortization expense and charges of $3.3 million and $6.0 million in the current three and nine month periods, respectively, to adjust the contingent consideration liability to fair value. Overall, gross margin in absolute dollars increased in the current quarter compared to the corresponding period in the prior year and remained relatively flat in the current nine month period compared to the corresponding period in the prior year. This segment’s gross margin rates declined to 57.4% and 57.1% in the current three and nine month periods, respectively, compared to 59.3% and 61.6% in the corresponding periods in the prior year, respectively, due to higher intangible asset amortization expense and as discussed above under product cost of sales. Partially offsetting these higher costs were lower manufacturing costs related to our Adiana product as a result of quality improvements in the manufacturing line as well as an increase in the number of units produced. In addition, this segment incurred higher operating expenses, principally in sales and marketing for increased advertising of Novasure, including expenditures related to our direct-to-consumer advertising campaign, an increase in compensation and benefits related to hiring additional personnel, annual salary increases, and higher bonuses due to improved company performance, increased amortization expense from intangible assets, higher project expense on the development of next generation products, and charges related to an ongoing state sales tax audit. In addition, the first quarter of fiscal 2010 included the reversal of stock compensation due to the departure of a senior executive.

Skeletal Health

	Three Months Ended				Nine Months Ended
	June 25, 2011	June 26, 2010	Change		June 25, 2011	June 26, 2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$23,098	$22,387	$711	3%	$68,598	$65,449	$3,149	5%

Operating Income	$3,117	$2,681	$436	16%	$8,850	$7,023	$1,827	26%

Operating Income as a % of Segment Revenue	13%	12%			13%	11%

Skeletal Health revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in product sales discussed above.

Operating income increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in revenues and improvement in gross margin rates to 43.3% and 43.1% in the current three and nine month periods, respectively, compared to 41.8% and 42.3% in the corresponding periods in the prior year, respectively. Operating expenses remained relatively flat.

LIQUIDITY AND CAPITAL RESOURCES

At June 25, 2011, we had $740.7 million of working capital, and our cash and cash equivalents totaled $613.8 million. Our cash and cash equivalents balance increased by $98.2 million during the first nine months of fiscal 2011 due to cash generated from our operations partially offset by cash used in investing activities primarily for the purchase of Interlace and TCT, capital expenditures and placement of equipment under customer usage agreements, and the payment of contingent consideration.

Our operating activities provided us with $337.1 million of cash, which included net income of $129.6 million increased by non-cash charges for depreciation and amortization of an aggregate $226.4 million, non-cash interest expense of $57.4 million related to our convertible notes, the loss on extinguishment of debt of $29.9 million related to the exchange of convertible notes, and stock-based compensation expense of $27.2 million. These adjustments to net income were partially offset by the gain on the sale of intellectual property, net of $84.5 million, a decrease in net deferred tax liabilities of $35.3 million primarily the result of amortization of intangible assets, and $3.5 million to record fair value adjustments to contingent consideration related to recent acquisitions. Cash provided by operations included a net cash outflow of $13.0 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by an increase in inventory of $34.7 million due to an increase in components on hand to support higher sales volume, the introduction of new products and last-time buys of certain components, and a decrease in accounts payable of $8.4 million based on the timing of payments. Partially offsetting these uses of cash, accounts receivable decreased $12.1 million due to improved collections and accrued expenses increased $9.5 million primarily due to compensation accruals versus the timing of payments.

In the first nine months of fiscal 2011, we used $245.7 million of cash in investing activities. This use of cash was primarily attributable to the purchase of Interlace and TCT aggregating net payments of $189.8 million, the payment of contingent consideration to the former shareholders of Adiana of $19.7 million and an aggregate of $42.5 million for purchases of property and equipment, which consisted primarily of manufacturing equipment and computer hardware, and the placement of equipment under customer usage agreements. In addition, we also purchased $5.3 million of life insurance contracts to fund future payments under our SERP. Partially offsetting these cash outflows was $13.3 million of proceeds from the sale of intellectual property assets, primarily related to the finalization of the Makena sale to KV. We received $12.5 million from KV in the second quarter of fiscal 2011. For additional explanation of this arrangement, please refer to Note 7 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

In the first nine months of fiscal 2011, our financing activities provided us with $6.3 million of cash. This increase in cash was primarily attributable to proceeds of $24.1 million from the exercise of stock options and issuance of shares under our employee stock purchase plan, partially offset by the payment of $10.4 million of employee-related taxes withheld for the net share settlement of vested restricted stock units, the payment of issuance costs of $5.3 million related to our $450 million Exchange Notes (discussed below) and contingent consideration of $4.3 million paid to the former shareholders of Sentinelle Medical. Under ASC 805, the payment of contingent consideration is treated as a financing activity to the extent of the amount recorded in purchase accounting.

Debt

We had total debt outstanding of $1.47 billion at June 25, 2011. This balance is primarily comprised of our Convertible Notes (principal amount of $1.725 billion), which are recorded net of a debt discount of $254.9 million attributable to the embedded conversion feature in the notes.

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

Acquisition and Contingent Payments

As a result of the merger with Cytyc, we assumed the obligation to the former Adiana stockholders to make contingent payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155 million based on worldwide sales of the Adiana System in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. We received FDA approval of the Adiana System on July 6, 2009, and we began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. These amounts are being recorded as additional purchase price. We made the first payment of $19.7 million, which was net of certain holdbacks, to the Adiana shareholders in the first quarter of fiscal 2011. The agreement includes an indemnification provision that provides for the reimbursement of qualifying legal expenses and liabilities associated with legal claims against the Adiana products and intellectual property, and we have the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs. At June 25, 2011, the total accrued contingent consideration, net is $26.9 million.

In connection with our acquisition of Sentinelle Medical, we have an obligation to the former stockholders to make contingent payments over a two-year period of up to a maximum of $250 million. The contingent payments are based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. In accordance with U.S. generally accepted accounting principles, this contingent consideration obligation is recorded at fair value, which is estimated by using a discounted cash flow technique. We made the first payment of $4.3 million in the third quarter of fiscal 2011, and at June 25, 2011, this liability is recorded at $15.6 million.

In connection with our acquisition of Interlace, we have an obligation to the former stockholders to make contingent payments over a two-year period up to a maximum payout of $225 million. The contingent payments are based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. In accordance with U.S. generally accepted accounting principles, this contingent consideration obligation is recorded at fair value, which is estimated by using a discounted cash flow technique. At June 25, 2011, this liability is recorded at $92.6 million.

On June 1, 2011, we acquired TCT and a portion of the purchase price is deferred for one year from the date of the acquisition. Per the agreement, this payment is $35.0 million plus a working capital adjustment, which is currently estimated to be $6.9 million (collectively, the “Deferred Installment Payment”). In addition, we have an obligation to certain of the former shareholders, based on future employment, to make contingent payments over a two year period not to exceed $200.0 million less the Deferred Installment Payment. Each of the components of the purchase price, as well as thresholds, are subject to adjustment. The contingent payments are being accounted for as compensation expense and recognized ratably over the required service period. At June 25, 2011, we have recorded $2.1 million for these contingent payments.

On July 19, 2011, we completed our acquisition of Healthcome for a purchase price of $9.8 million in cash. In addition, we are obligated to make future payments to the shareholders, who remain employed, up to an additional $7.1 million over three years. Since these payments are contingent on future employment, they will be recognized as compensation expense ratably over the respective service periods.

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

Future Liquidity Considerations

We expect to continue to review and evaluate potential acquisitions of businesses, products or technologies, and strategic alliances that we believe will complement our current or future business. Subject to the “Cautionary Statement” and “Recent Developments” sections above, and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2010, as well as other cautionary statements set forth in this report, we believe that cash flow from operations will provide us with sufficient funds in order to fund our expected operations over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, contingent payment obligations, acquisitions or other investments, or to repay our Convertible Notes. The holders of the Original Notes in the principal amount of $1.275 billion may require us to repurchase the notes on December 13, 2013, and on each of December 15, 2017, 2022, 2027 and 2032 at a repurchase price equal to 100% of their accreted principal amount, and the holders of the Exchange Notes in the principal amount of $450.0 million may require us to repurchase the notes on December 15, 2016, December 15, 2020, December 15, 2025, December 13, 2030 and December 14, 2035. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under the above-referenced risk factors and cautionary statements. These risks, trends and uncertainties may also adversely affect our long-term liquidity.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change any of the components of comprehensive income, but it eliminates the option to present the components of other comprehensive income as part of the statement of stockholders equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. We are currently evaluating the impact of the adoption of ASU 2011-05 on our consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for us in our second quarter of fiscal 2012 and should be applied prospectively. We are currently evaluating the impact of the adoption of ASU 2011-04 on our consolidated financial statements.

Business Combinations

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires a public entity to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior year. It also requires a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the reported revenue and earnings. The new disclosure will be effective for our first quarter of fiscal 2012. The adoption of ASU 2010-29 will require additional disclosure in the event of a business combination but will not have a material impact on our consolidated financial statements.

Intangibles – Goodwill and Other

In December 2010, the FASB issued ASU 2010-28, Intangibles- Goodwill and Other (ASC Topic 350). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for us in fiscal 2012. We are currently evaluating the impact, if any, that ASU 2010-28 may have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, cost-method investments, insurance contracts and related SERP liability, accounts payable and debt obligations. Except for our outstanding Convertible Notes, the fair value of these financial instruments approximates their carrying amount. As of June 25, 2011, we have $1.725 billion of principal of Convertible Notes outstanding, which are comprised of our Original Notes with a principal of $1.275 billion and our Exchange Notes with a principal of $450.0 million. The Convertible Notes are recorded net of the unamortized discount on our consolidated balance sheets. The fair value of our Original Notes and Exchange Notes as of June 25, 2011 was approximately $1.23 billion and $514.7 million, respectively.

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

As of June 25, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

HOLOGIC, INC.

Item 1.	Legal Proceedings.

There are no material changes in Legal Proceedings as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 25, 2010 except as discussed below:

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception System would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana Permanent Contraception System. The complaint seeks preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana System based on alleged infringement of certain claims of three of the five patents. A hearing on Conceptus’ preliminary injunction motion was held on November 4, 2009, and on November 6, 2009, the judge issued an order denying the motion. On January 19, 2010, upon stipulation of the parties, the Court dismissed all claims relating to three of the five asserted patents with prejudice. A Markman hearing on claim construction took place on March 10, 2010 and a ruling was issued on March 24, 2010. On April 12, 2010, in response to Hologic’s counterclaims of unfair competition filed in October of 2009, the Court granted Conceptus leave to amend its counterclaims adding charges of unfair competition. On June 23, 2010, upon stipulation of the parties, the Court dismissed the asserted claims of an additional patent leaving three claims of U.S. patent 7,506,650 being asserted against the Company in the case. On August 10, 2010, the parties entered into a settlement agreement dismissing all unfair competition claims against each other. A hearing on both parties’ motions for summary judgment on the patent claims occurred on December 9, 2010, and on December 16, 2010, a ruling was issued granting Hologic summary judgment of no infringement of one of the three asserted claims. A trial on the two remaining patent claims is scheduled to begin on October 3, 2011. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On July 16, 2010 Smith & Nephew, Inc. filed suit against Interlace, which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that the Interlace Myosure hysteroscopic tissue removal device infringes U.S. patent 7,226,459. The complaint seeks permanent injunctive relief and unspecified damages. A Markman hearing was held November 9, 2010, and a ruling was issued on April 21, 2011. A trial on the issues has been scheduled for March 12, 2012. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On March 22, 2011, Jeffrey Schwindt filed suit against Hologic and its subsidiary, Suros Surgical Systems, Inc. in the United States District Court for the Southern District of Indiana alleging fraud, deception and misrepresentation based on Schwindt’s belief that he should have been named an inventor on a Suros patent prior to the acquisition of Suros by Hologic. The complaint seeks a declaration that Scwhindt is a joint inventor of the patent in question as well as unspecified monetary damages. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On May 10, 2011, Tissue Extraction Devices filed suit against Hologic and its subsidiary, Suros Surgical Systems, Inc., in the United States District Court for the Southern District of Indiana alleging infringement of U.S. patent 7,749,172 by the ATEC and Eviva biopsy products. The complaint seeks a finding of infringement and unspecified monetary damages. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

Item 1A.	Risk Factors

There are no material changes in the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 25, 2010, except as noted below.

Our business may be harmed by recently completed acquisitions in China.

        We cannot assure that we will be able to successfully integrate and operate TCT and Healthcome, the businesses we recently acquired in China. There are significant risks, known and unknown, associated with these recent acquisitions, including without limitation those risks set forth in Item 1A in our 2010 Annual Report on Form 10-K under the headings: “Our international operations and foreign acquisitions expose us to additional operational challenges that we might not otherwise face,” “Our business may be harmed by recently completed acquisitions or acquisitions we may complete in the future,” and “Fluctuations in the exchange rates of European currencies and the other foreign currencies in which we conduct our business, in relation to the U.S. dollar, could harm our business and prospects.”

In addition to and without limiting these prior risk factors, we expect that the operations of TCT and Heathcome within China will create enhanced risks and challenges to the Company in successfully integrating and operating those businesses, including, without limitation:

•	difficulties in staffing and managing operations in foreign locations as a result of, among other things, distance, language and cultural differences;

•	protectionist laws and business practices that may favor local companies;

•	difficulties in trade accounts receivable collection;

•	difficulties and expenses related to implementing internal controls over financial reporting and disclosure controls and procedures;

•	expenses associated with customizing products for clients in foreign countries;

•	possible adverse tax consequences;

•	the inability to obtain favorable third-party reimbursements;

•	the inability to obtain required regulatory approvals;

•	governmental currency controls;

•

multiple, conflicting and changing government laws and regulations (including, among other things, antitrust and tax requirements, international trade regulations and the Foreign Corrupt Practices Act);

•	the inability to effectively obtain or enforce intellectual property rights or otherwise protect against clone or “knock off” products; and

•	political and economic changes and disruptions, export/import controls, and tariff regulations.

Moreover, the businesses of TCT and Healthcome may be adversely affected by future legislative, regulatory, or tax changes as well as changes in international currency exchange rates and other economic, business and competitive factors. Our failure to integrate and operate these acquired businesses successfully could harm our business and prospects and adversely affect the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The following table sets forth information about deemed repurchases of our common stock to cover employee income tax withholding obligations in connection with the vesting of restricted stock units under our equity incentive plans for the three months ended June 25, 2011:

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased As Part of Publicly Announced Program
March 27, 2011 – April 23, 2011	—	$		—
April 24, 2011 – May 21, 2011	4,880		22.29	—
May 22, 2011 – June 25, 2011	1,790		20.64	—

Total	6,670		$21.85	—

Item 6.	Exhibits

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

HOLOGIC, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

August 4, 2011	/S/ ROBERT A. CASCELLA
Date	Robert A. Cascella
Chief Executive Officer

August 4, 2011	/S/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)