Form 10-Q
period 2011-12-24
HOLOGIC INC
filed 2012-02-02
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2011

or

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

As of January 26, 2012, 263,777,305 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 24, 2011	December 25, 2010
Revenues:
Product sales	$392,096	$358,603
Service and other revenues	80,615	73,968

	472,711	432,571

Costs and expenses:
Cost of product sales	131,944	125,025
Cost of product sales – amortization of intangible assets	46,171	42,112
Cost of service and other revenues	45,226	40,700
Research and development	28,342	28,557
Selling and marketing	77,460	67,911
General and administrative	46,495	40,453
Amortization of intangible assets	14,842	14,496
Contingent consideration – compensation expense	10,441	—
Contingent consideration – fair value adjustments	5,122	1,096
Litigation settlement charge	—	450
Restructuring and divestiture (benefit) charges, net	(91)	51

	405,952	360,851

Income from operations	66,759	71,720
Interest income	662	407
Interest expense	(29,509)	(28,909)
Loss on extinguishment of debt	—	(29,891)
Other income (expense), net	1,992	(798)

Income before income taxes	39,904	12,529
Provision for income taxes	19,092	1,589

Net income	$20,812	$10,940

Net income per share:
Basic	$0.08	$0.04

Diluted	$0.08	$0.04

Weighted average number of shares outstanding:
Basic	262,717	259,624

Diluted	264,958	263,146

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	December 24, 2011	September 24, 2011
ASSETS
Current assets:
Cash and cash equivalents	$793,082	$712,332
Restricted cash	528	537
Accounts receivable, less reserves of $8,369 and $6,516, respectively	324,222	318,712
Inventories	241,333	230,544
Deferred income tax assets	38,465	39,607
Prepaid income taxes	9,758	10,098
Prepaid expenses and other current assets	29,909	31,070

Total current assets	1,437,297	1,342,900

Property and equipment, net	236,692	238,666
Intangible assets, net	2,035,906	2,090,807
Goodwill	2,288,167	2,290,330
Other assets	48,022	46,077

Total assets	$6,046,084	$6,008,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,850	$63,467
Accrued expenses	326,417	325,327
Deferred revenue	122,478	120,656

Total current liabilities	511,745	509,450

Convertible notes (principal of $1,725,000)	1,507,533	1,488,580
Deferred income tax liabilities	944,561	957,426
Deferred service obligations – long-term	11,024	9,467
Other long-term liabilities	107,433	106,962
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 263,413 and 262,459 shares issued, respectively	2,634	2,625
Capital in excess of par value	5,310,143	5,303,713
Accumulated deficit	(2,349,108)	(2,369,920)
Accumulated other comprehensive income	1,637	1,995
Treasury stock, at cost – 219 shares	(1,518)	(1,518)

Total stockholders’ equity	2,963,788	2,936,895

Total liabilities and stockholders’ equity	$6,046,084	$6,008,780

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	December 24, 2011	December 25, 2010
OPERATING ACTIVITIES
Net income	$20,812	$10,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,110	16,862
Amortization	61,013	56,608
Fair value write-up of inventory sold	—	1,337
Non-cash interest expense – amortization of debt discount and deferred financing costs	19,960	19,471
Stock-based compensation expense	8,657	10,698
Excess tax benefit related to equity awards	(1,725)	(652)
Deferred income taxes	(13,106)	(19,815)
Impairment of cost-method investments	—	2,100
Loss on extinguishment of debt	—	29,891
Fair value adjustments to contingent consideration	5,122	1,096
Loss on disposal of property and equipment	373	725
Other non-cash activity	(1,825)	(642)
Changes in operating assets and liabilities:
Accounts receivable	(6,616)	6,465
Inventories	(11,474)	(12,696)
Prepaid income taxes	340	3,675
Prepaid expenses and other assets	(530)	(85)
Accounts payable	(499)	6,628
Accrued expenses and other liabilities	11,306	1,402
Deferred revenue	3,813	1,313

Net cash provided by operating activities	111,731	135,321

INVESTING ACTIVITIES
Payment of additional acquisition consideration	(9,784)	(19,660)
Divestiture of business, net of cash transferred to the buyer	—	1,129
Purchase of property and equipment	(6,790)	(7,387)
Increase in equipment under customer usage agreements	(7,886)	(5,698)
Purchase of insurance contracts	—	(5,322)
Proceeds from sale of intellectual property	—	750
Purchase of cost-method investment	(150)	(150)
Decrease in restricted cash	9	6

Net cash used in investing activities	(24,601)	(36,332)

FINANCING ACTIVITIES
Payment of debt issuance costs	—	(5,327)
Repayments of notes payable	—	(335)
Payment of contingent consideration	(4,105)	—
Net proceeds from issuance of common stock pursuant to employee stock plans	1,627	2,944
Excess tax benefit related to equity awards	1,725	652
Payment of employee restricted stock minimum tax withholdings	(5,561)	(4,013)

Net cash used in financing activities	(6,314)	(6,079)
Effect of exchange rate changes on cash and cash equivalents	(66)	(499)

Net increase in cash and cash equivalents	80,750	92,411
Cash and cash equivalents, beginning of period	712,332	515,625

Cash and cash equivalents, end of period	$793,082	$608,036

See accompanying notes.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all tabular amounts in thousands except per share data)

(1) Basis of Presentation

The consolidated financial statements of Hologic, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 24, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on November 23, 2011. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three months ended December 24, 2011 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 29, 2012. Fiscal 2012 is a 53 week fiscal period.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three months ended December 24, 2011.

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

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of December 24, 2011 and September 24, 2011, the Company’s financial assets that are re-measured at fair value on a recurring basis included $0.3 million in money market mutual funds in both periods that are classified as cash and cash equivalents in the Consolidated Balance Sheets. Money market funds are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets. The Company has a payment obligation under its Nonqualified Deferred Compensation Plan (“DCP”) to the participants of the DCP. This liability is recorded at fair value based on the underlying value of certain hypothetical investments as designated by each participant for their benefit. Since the value of the DCP obligation is based on market prices, the liability is classified within Level 1. In addition, the Company has contingent consideration liabilities related to its acquisitions that it records at fair value. The fair values of these liabilities are based on Level 3 inputs and are discussed in Notes 3 and 6(a).

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at December 24, 2011:

	Balance as of December 24, 2011	Fair Value at Reporting Date Using
		Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$314	$314	$—	$—

Total	$314	$314	$—	$—

Liabilities:
DCP liability	$23,203	$23,203	$—	$—
Contingent consideration	104,807	—	—	104,807

Total	$128,010	$23,203	$—	$104,807

Changes in the fair value of recurring fair value measurements, which solely consisted of contingent consideration liabilities, using significant unobservable inputs (Level 3) were as follows:

	Three Months Ended December 24, 2011	Three Months Ended December 25, 2010
Balance at beginning of period	$103,790	$29,500
Fair value adjustments recorded to operating expenses	5,122	1,096
Payment of contingent consideration liabilities recorded at fair value	(4,105)	—

Balance at end of period	$104,807	$30,596

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets comprise cost-method equity investments and long-lived assets, including property and equipment, intangible assets and goodwill.

The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $4.8 million and $4.6 million at December 24, 2011 and September 24, 2011, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost. As the inputs utilized for the Company’s periodic impairment assessment are not based on observable market data, these cost method investments are classified within Level 3 of the fair value hierarchy. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical. During the first quarter of fiscal 2011, the Company recorded an other-than-temporary impairment charge of $2.1 million related to one of these investments.

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

The Company had $1.51 billion and $1.49 billion of Convertible Notes recorded (See Note 5) as of December 24, 2011 and September 24, 2011, respectively. The aggregate principal amount of the Convertible Notes at both periods was $1.725 billion. On November 18, 2010, the Company entered into separate, privately-negotiated exchange agreements under which it retired $450.0 million in aggregate principal of its Original Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037 (“Exchange Notes”). Following these transactions, $1.275 billion in principal amount of the Original Notes remained outstanding. The fair value of the remaining Original Notes and the Exchange Notes as of December 24, 2011 was approximately $1.21 billion and $486.5 million, respectively. The fair value of the remaining Original Notes and the Exchange Notes as of September 24, 2011 was approximately $1.20 billion and $468.7 million, respectively.

(3) Business Combinations

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

The preliminary purchase price of $147.6 million is comprised of $135.0 million in cash, of which $100.0 million was paid up-front and $35.0 million plus a working capital adjustment, which has been preliminarily estimated to be $12.4 million, are deferred for one year. In addition, $0.9 million was paid in the first quarter of fiscal 2012 for additional assets acquired. This amount may be subject to further adjustment. The deferred payment has been recorded on a present value basis of $46.6 million in purchase accounting to reflect fair value and such payment is being accreted through interest expense over this one year period. In addition, the majority of the former shareholders of TCT may receive two annual contingent earn-out payments (subject to adjustment) not to exceed $200.0 million less the deferred payment. The contingent earn-out payments are based on a multiple of incremental revenue growth for the one year periods beginning January 1, 2011 and January 1, 2012 as compared to the respective prior year periods, and are payable after the first and second anniversaries from the date of acquisition, respectively. Since these payments are contingent on future employment, they are being recognized as compensation expense ratably over the required service periods, the first and second year anniversaries from the date of acquisition. Based on its revenue projections for the TCT business, the Company recorded compensation expense of $10.0 million for these contingent payments in the first quarter of fiscal 2012, resulting in aggregate compensation charges since acquisition of $27.6 million.

The Company did not issue any equity awards in connection with this acquisition. The Company incurred third-party transaction costs of $1.3 million, which were expensed within general and administrative expenses primarily in fiscal 2011.

The allocation of the preliminary purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of June 1, 2011. The Company is continuing to obtain information to complete its valuation of intangible assets, as well as to determine the fair value of acquired assets and liabilities, including tax assets and liabilities. The components and allocation of the preliminary purchase price consists of the following approximate amounts:

Cash	$27,961
Accounts receivable	17,817
Inventory, including fair value adjustments	5,469
Property and equipment	4,565
Other tangible assets	1,082
Accrued taxes	(14,399)
Accounts payable and accrued expenses	(8,391)
Customer relationships	45,780
Business licenses	2,500
Trade names	2,110
Deferred taxes, net	(12,493)
Goodwill	75,572

Purchase Price	$147,573

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

Customer relationships, business licenses and trade names are being amortized over a weighted average period of 12.7 years, 10 years and 12 years, respectively.

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

The purchase agreement includes an indemnification provision that provides for the reimbursement of a portion of legal expenses in defense of the Interlace intellectual property. The Company has the right to collect certain amounts set aside in escrow from the Initial Consideration and, as applicable, offset contingent consideration payments of qualifying legal costs.

The contingent payments are based on a multiple of incremental revenue growth during a two-year period following the completion of the acquisition. Pursuant to ASC 805, the Company recorded its estimate of the fair value of the contingent consideration liability based on future revenue projections of the Interlace business under various potential scenarios and weighted probability assumptions of these outcomes. As of the date of acquisition, these cash flow projections were discounted using a rate of 15.6%. The discount rate is based on the weighted-average cost of capital of the acquired business plus a credit risk premium for non-performance risk related to the liability pursuant to ASC 820. This analysis resulted in an initial contingent consideration liability of $86.6 million, which will be adjusted periodically as a component of operating expenses based on changes in fair value of the liability driven by the accretion of the liability for the time value of money and changes in the assumptions pertaining to the achievement of the defined revenue growth milestones. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820. As of December 24, 2011, there were no significant changes in the estimated outcomes for the contingent consideration recognized or the discount rate used to determine the fair value. In connection with updating the fair value calculation as of December 24, 2011, the Company recorded charges of $5.6 million in the first quarter of fiscal 2012 to record the liability at its fair value of $98.5 million. Since acquisition the Company has recorded aggregate charges of $11.9 million to record this liability at fair value.

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

Beijing Healthcome Technology Company, Ltd.

On July 19, 2011, the Company completed its acquisition of 100% of the equity in Beijing Healthcome Technology Company, Ltd. (“Healthcome”), a privately-held manufacturer of medical equipment, including mammography equipment, located in Beijing, China. Healthcome manufactured analog mammography products targeted to lower tier hospital segments in China. Additionally, Healthcome had been collaborating with the Company’s research and development team to integrate its selenium detector technology into the Healthcome mammography platform. Subsequent to the acquisition, on December 21, 2011 the Company received SFDA approval in China for its Serenity digital mammography system. This acquisition provides the Company with manufacturing capability in China and additional access to the Chinese markets. The purchase price was $9.8 million in cash, subject to adjustment, which includes an estimated working capital reduction of $1.7 million. In addition, the Company is obligated to make future payments to the shareholders, who remain employed, up to an additional $7.1 million over three years. Since these payments are contingent on future employment, they will be recognized as compensation expense ratably over the respective service periods. The Company recorded compensation expense of $0.4 million in the first quarter of fiscal 2012, resulting in aggregate compensation charges since acquisition of $0.7 million.

The Company accounted for the Healthcome acquisition as a purchase of a business under ASC 805. Subsequent to the acquisition date, the Company’s results of operations include the results of Healthcome, which is included within the Company’s Breast Health reporting segment.

As part of the preliminary purchase price allocation, the Company determined that the separately identifiable intangible assets were developed technology of $3.3 million, in-process research and development of $0.9 million, and trade names of $0.2 million. The in-process research and development project was completed in the first quarter of fiscal 2012. The Company is continuing to obtain information pertaining to certain acquired assets and liabilities, including tax assets and liabilities. The fair value of the intangible assets was determined through the application of the income approach, and the cash flow projections were discounted using rates ranging from 27% to 30%. Developed technology and trade names are being amortized over their useful lives of 13 and 7 years, respectively. The excess of the purchase price over the fair value of the tangible net assets and intangible assets acquired of $5.2 million was recorded to goodwill. The goodwill recognized is attributable to expected synergies that the Company will realize from this acquisition. None of the goodwill is expected to be deductible for income tax purposes.

(4) Other Balance Sheet Information

Components of selected captions in the Consolidated Balance Sheets consisted of:

	December 24, 2011	September 24, 2011
Inventories
Raw materials	$119,695	$117,176
Work-in-process	29,909	26,348
Finished goods	91,729	87,020

	$241,333	$230,544

	December 24, 2011	September 24, 2011
Property and equipment
Equipment and software	$227,588	$223,403
Equipment under customer usage agreements	179,998	172,614
Building and improvements	58,912	58,937
Leasehold improvements	43,653	43,554
Furniture and fixtures	12,600	12,401
Land	8,844	8,883

	531,595	519,792
Less – accumulated depreciation and amortization	(294,903)	(281,126)

	$236,692	$238,666

(5) Convertible Notes

On December 10, 2007, the Company issued and sold $1.725 billion, at par, of 2.00% Convertible Senior Notes due 2037 (the “Original Notes”). Net proceeds from the offering were $1.69 billion, after deducting the underwriters’ discounts and offering expenses, and were used to repay certain of the Company’s outstanding senior secured indebtedness incurred in connection with the merger with Cytyc in fiscal 2008. The Company has recorded the Convertible Notes net of the unamortized debt discount as required by U.S. generally accepted accounting principles. On November 18, 2010, the Company entered into separate, privately-negotiated exchange agreements under which it retired $450.0 million in aggregate principal of its Original Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037 (“Exchange Notes”). Following these transactions, $1.275 billion in principal amount of the Original Notes remained outstanding. In connection with this exchange transaction, the Company recorded a loss on extinguishment of debt of $29.9 million in its Consolidated Statements of Income in the first quarter of fiscal 2011. For additional explanation of the accounting for the Convertible Notes, refer to Note 5 to the consolidated financial statements contained in Item 15 of the Annual Report on Form 10-K for the year ended September 24, 2011.

As of December 24, 2011 and September 24, 2011, the Convertible Notes (both the Original Notes and Exchange Notes) and related equity components (recorded in capital in excess of par value, net of deferred taxes) consisted of the following:

	December 24, 2011	September 24, 2011
Original Notes principal amount	$1,275,000	$1,275,000
Unamortized discount	(131,956)	(147,287)

Net carrying amount	$1,143,044	$1,127,713
Equity component, net of taxes	$259,000	$259,000

Exchange Notes principal amount	$450,000	$450,000
Unamortized discount	(85,511)	(89,133)

Net carrying amount	$364,489	$360,867
Equity component, net of taxes	$60,054	$60,054

Interest expense under the Convertible Notes is as follows:

	Three Months Ended
	December 24, 2011	December 25, 2010
Amortization of debt discount	$18,953	$18,459
Amortization of deferred financing costs	1,007	1,012

Non-cash interest expense	19,960	19,471

2.00% accrued interest	8,578	8,605

	$28,538	$28,076

(6) Commitments and Contingencies

(a) Contingent Earn-Out Payments

In connection with its acquisitions, the Company has incurred the obligation to make contingent earn-out payments tied to performance criteria, principally revenue growth of the acquired businesses over a specified period. In certain circumstances, such as a change of control, a portion of these obligations may be accelerated. In addition, contractual provisions relating to these contingent earn-out obligations may include covenants to operate the businesses acquired in a manner that may not otherwise be most advantageous to the Company.

These contingent consideration arrangements are recorded as either additional purchase price or compensation expense if continuing employment is required to receive such payments. Pursuant to ASC 805, contingent consideration that is deemed to be part of the purchase price is recorded as a liability based on the estimated fair value of the consideration the Company expects to pay to the former shareholders of the acquired business as of the acquisition date. This liability is remeasured each reporting period with the changes in fair value recorded through a separate line item within the Company’s Consolidated Statements of Income. Increases or decreases in the fair value of contingent consideration liabilities can result from changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. Contingent consideration arrangements from acquisitions completed prior to the adoption of ASC 805 (effective in fiscal 2010 for the Company) that are deemed to be part of the purchase price of the acquisition are not subject to the fair value measurement requirements of ASC 805 and are recorded as additional purchase price to goodwill.

In connection with the acquisition of Adiana, Inc., the Company has an obligation to the former Adiana shareholders to make contingent payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155.0 million based on worldwide sales of the Adiana Permanent Contraception System in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. FDA approval of the Adiana system occurred on July 6, 2009, and the Company began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. Since this contingent consideration obligation arose from an acquisition prior to the adoption of ASC 805, the amounts accrued are recorded as additional purchase price to goodwill and the obligation is not remeasured each reporting period through the statement of income. The purchase agreement includes an indemnification provision that provides for the reimbursement of qualifying legal expenses and liabilities associated with legal claims against the Adiana products and intellectual property, and the Company has the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs. The Company has been in litigation with Conceptus regarding certain intellectual property matters related to the Adiana system, and to the extent available, the Company has been recording legal fees related to the Conceptus litigation matter (described below) as a reduction to the accrued contingent consideration payments. The Company made payments of $8.8 million and $19.7 million in the first quarter of fiscal 2012 and 2011, respectively, to the Adiana shareholders, net of amounts withheld for the legal indemnification provision. No contingent consideration has been earned and recorded in the first quarter of fiscal 2012 as there has been no incremental revenue growth of the Adiana system in the current measurement period. On October 17, 2011, the jury returned a verdict in the Conceptus litigation matter (see below) in favor of Conceptus awarding damages in the amount of $18.8 million. At December 24, 2011, the Company has accrued $18.8 million for the damages award and has withheld this amount from the payment of contingent consideration to the Adiana shareholders.

In connection with the acquisition of Sentinelle Medical (acquired in the fourth quarter of fiscal 2010), the purchase agreement includes three contingent payments up to a maximum of an additional $250.0 million in cash. The contingent payments are based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition as follows: six months after acquisition, 12 months after acquisition, and 24 months after acquisition. Pursuant to ASC 805, the Company recorded its estimate of the fair value of the contingent consideration liability based on future revenue projections of the Sentinelle Medical business under various potential scenarios and weighted probability assumptions of these outcomes. As of the date of acquisition, these cash flow projections were discounted using a rate of 16.5%. This analysis resulted in an initial contingent consideration liability of $29.5 million. Each quarter, the Company re-evaluates its assumptions, including the revenue and probability assumptions for future earn-out periods, which has resulted in lower revenue projections. As a result of these adjustments, which were partially offset by the accretion of the liability, and using a current discount rate of approximately 17.0%, the Company recorded a reversal of expense of $14.3 million in fiscal 2011 to record the contingent consideration liability at its estimated fair value. The first two earn-out periods have lapsed and the Company made payments of $4.1 million and $4.3 million in fiscal 2012 and 2011, respectively. At December 24, 2011, the fair value of this liability is $6.3 million.

The Company also has contingent consideration obligations related to its Interlace, TCT and Healthcome acquisitions. Pursuant to ASC 805, contingent consideration pertaining to Interlace is required to be recorded as a liability at fair value and was $98.5 million as of December 24, 2011. In connection with the Interlace acquisition, $2.1 million of the initial consideration was recorded as compensation expense and paid in fiscal 2011 and no further amounts of contingent consideration will be recorded as compensation expense related to this acquisition. Contingent consideration pertaining to TCT and Healthcome is contingent upon future employment and is being recorded as compensation expense as it is earned, and this liability at December 24, 2011 aggregated $28.3 million. For additional information pertaining to the Interlace, TCT and Healthcome acquisitions, contingent consideration terms and the assumptions used to fair value contingent consideration, refer to Note 3.

In the first quarter of fiscal 2011, the Company recorded a charge of $1.1 million to record the Sentinelle Medical contingent consideration liability at fair value. A summary of amounts recorded to the Consolidated Statement of Income in the first quarter of 2012 is as follows:

Statement of Income Line Item	Sentinelle Medical	Interlace	TCT	Healthcome	Total
Contingent consideration – compensation expense	$—	$—	$10,012	$429	$10,441
Contingent consideration – fair value adjustments	(468)	5,590	—	—	5,122

	$(468)	$5,590	$10,012	$429	$15,563

(b) Litigation and Related Matters

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception System would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana system. The complaint sought preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana System based on alleged infringement of certain claims of three of the five patents. A hearing on Conceptus’ preliminary injunction motion was held on November 4, 2009, and on November 6, 2009, the Court issued an order denying the motion. On January 19, 2010, upon stipulation of the parties, the Court dismissed all claims relating to three of the five asserted patents with prejudice. A Markman hearing on claim construction took place on March 10, 2010 and a ruling was issued on March 24, 2010. On April 12, 2010, in response to Hologic’s counterclaims of unfair competition filed in October of 2009, the Court granted Conceptus leave to amend its counterclaims adding charges of unfair competition. On June 23, 2010, upon stipulation of the parties, the judge dismissed the asserted claims of an additional patent leaving three claims of U.S. patent 7,506,650 being asserted against the Company in the case. On August 10, 2010, the parties entered into a settlement agreement dismissing all unfair competition claims against each other. A hearing on both parties’ motions for summary judgment on the patent claims occurred on December 9, 2010, and on December 16, 2010, a ruling was issued granting Hologic summary judgment of no infringement of one of the three asserted claims. A trial was held from October 3, 2011 through October 14, 2011 related to the asserted claims. On October 17, 2011 the jury returned a verdict in favor of Conceptus and awarded damages to Conceptus in the amount of $18.8 million. Post trial motions were filed by both parties including a motion by Conceptus seeking to enjoin the Company from further sales of the Adiana system. A hearing on the post trial motions and injunction request took place on January 6, 2012, and on January 9, 2012, the judge issued an order denying Conceptus’ motion for an injunction and further found that the Company will not be required to pay royalties on future sales of the Adiana system nor any supplemental damages. All trial and post trial rulings are subject to appeal by either party. If Conceptus were to successfully appeal the denial of the injunction, the Company may be required to remove the Adiana system from the market. As discussed above, the Company is indemnified for the reimbursement of qualifying legal expenses and liabilities associated with legal claims against the Adiana products and intellectual property up to a certain defined amount. The Company has the right to offset contingent consideration payments due to the former shareholders of Adiana, Inc. At December 24, 2011, the Company has accrued $18.8 million for the damages award and has withheld this amount from the payment of contingent consideration to the Adiana shareholders.

On July 16, 2010 Smith & Nephew, Inc. filed suit against Interlace, which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that the Interlace MyoSure hysteroscopic tissue removal device infringes U.S. patent 7,226,459. The complaint seeks permanent injunctive relief and unspecified damages. A Markman hearing was held November 9, 2010, and a ruling was issued on April 21, 2011. A trial on the issues has been scheduled for March 12, 2012. On January 17, 2012, at a hearing on Smith & Nephew’s motion for preliminary injunction with respect to their suit filed November 22, 2011 (described below), the judge cancelled the March 12, 2012 trial date, consolidated the two matters for a single trial and scheduled a trial on the merits for both claims for June 25, 2012. The purchase and sale agreement associated with the acquisition of Interlace includes an indemnification provision that provides for the reimbursement of a portion of legal expenses in defense of the Interlace intellectual property. The Company has the right to collect certain amounts set aside in escrow and, as applicable, offset contingent consideration payments of qualifying legal costs. The Company has recorded legal fees incurred for this suit under the indemnification provision net within accrued expenses. At this time, the Company believes a loss is neither probable nor remote and based on available information regarding this litigation, the Company is unable to determine an estimate, or a range of estimates, of potential losses.

On November 22, 2011, Smith & Nephew, Inc. filed suit against Hologic in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that use of the MyoSure hysteroscopic tissue removal system infringes U.S. patent 8,061,359. The complaint seeks preliminary and permanent injunctive relief and unspecified damages. On January 17, 2012, a hearing was held on Smith & Nephew’s motion for preliminary injunction. At the hearing, the judge did not issue an injunction, but instead consolidated this case with the case filed on July 16, 2010 and scheduled a trial on the merits beginning June 25, 2012. The purchase and sale agreement associated with the Company’s acquisition of Interlace includes an indemnification provision that provides for the reimbursement of a portion of legal expenses associated with intellectual property claims relating to the MyoSure product. The

Company has the right to collect certain amounts set aside in escrow and, as applicable, offset contingent consideration payments of qualifying legal costs. At this time, the Company believes a loss is neither probable nor remote and based on available information regarding this litigation, the Company is unable to determine an estimate, or a range of estimates, of potential losses.

The Company is a party to various other legal proceedings and claims arising out of the ordinary course of its business. The Company believes that except for those described above there are no other proceedings or claims pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations.

(7) Sale of Makena

On January 16, 2008, the Company entered into an agreement to sell full world-wide rights of its Makena (formerly Gestiva) pharmaceutical product to K-V Pharmaceutical Company (“KV”) upon FDA approval of the then pending Makena new drug application for $82.0 million. The Company had received $9.5 million of this amount, which had been recorded as a deferred gain, and the remainder was due upon FDA approval. Under this agreement, either party had the right to terminate the agreement if FDA approval was not obtained by February 19, 2010. On January 8, 2010, the parties executed an amendment (“First Amendment”) to the agreement eliminating the date by which FDA approval must be received and extending the term indefinitely. In consideration of executing the First Amendment, the sale price was increased to $199.5 million. The Company received $70.0 million upon the signing of the First Amendment, which was recorded as a deferred gain, and was due to receive an additional $25.0 million upon FDA approval of the product and an additional $95.0 million over a nine-month period beginning one year following FDA approval.

On February 3, 2011, the Company received FDA approval of Makena, and subject to a security interest and a right of reversion for failure to make future payments, all rights to Makena were transferred to KV. In addition, on February 3, 2011, the parties executed a second amendment (“Second Amendment”) to the agreement adjusting the payment provisions under the First Amendment so that upon FDA approval the Company would be due $12.5 million, another $12.5 million one year after approval, and the remaining $95.0 million would be due over an 18 to 30 month period depending on which one of two payment options KV selects. KV will also owe the Company a 5% royalty on sales for certain time periods determined based upon the payment option selected by KV. The Company received $12.5 million, and including the $79.5 million previously received, the Company recorded a gain on the sale of intellectual property, net of the write-off of certain assets, of $84.5 million in the second quarter of fiscal 2011. On January 17, 2012, the parties entered into another amendment, which delayed the date upon which royalties are to be paid by KV to the Company under one of the two payment options available to KV, and in return the Company received the second $12.5 million payment on January 17, 2012. All other payment terms remain unchanged.

Due to uncertainty regarding collection, any amounts to be received in the future from KV have not been recorded in the Company’s consolidated financial statements, and as the Company receives the amounts owed, the payments will be recorded as a gain within operating expenses in the Consolidated Statement of Income in the period received.

(8) Pension and Other Employee Benefits

The Company has certain defined benefit pension plans covering the employees of its AEG German subsidiary. As of December 24, 2011 and September 24, 2011, the Company has recorded a pension liability of $7.8 million and $8.1 million, respectively, primarily as a component of long-term liabilities in the Consolidated Balance Sheets. As of December 24, 2011 and September 24, 2011, the pension plans held no assets. Under German law, there is no minimum funding requirement imposed on employers. The Company’s net periodic benefit cost and components thereof were not material during the three months ended December 24, 2011 and December 25, 2010.

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

A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended
	December 24, 2011	December 25, 2010
Numerator:
Net income	$20,812	$10,940

Denominator:
Basic weighted average common shares outstanding	262,717	259,624
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	2,241	3,522

Diluted weighted average common shares outstanding	264,958	263,146

Basic net income per common share	$0.08	$0.04

Diluted net income per common share	$0.08	$0.04

Weighted-average anti-dilutive shares related to:
Outstanding stock options	10,827	9,376
Restricted stock units	1,588	1

Diluted weighted average shares outstanding do not include any effect resulting from the assumed conversion of the Company’s Convertible Notes as their impact would be anti-dilutive for all periods presented. As of December 24, 2011, upon conversion, including the potential premium that could be payable on a fundamental change, the Company would issue a maximum of approximately 68.6 million common shares to the Convertible Note holders. In those reporting periods in which the Company has reported net income, anti-dilutive shares comprise those common stock equivalents that have either an exercise price above the average stock price for the quarter or the common stock equivalents related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares.

(10) Stock-Based Compensation

Share-based compensation expense is as follows:

	Three Months Ended
	December 24, 2011	December 25, 2010
Cost of revenues	$1,107	$1,403
Research and development	1,201	1,236
Selling and marketing	1,550	1,655
General and administrative	4,799	6,404

	$8,657	$10,698

The Company granted approximately 2.0 million and 2.0 million stock options during the three months ended December 24, 2011 and December 25, 2010, respectively, with weighted average exercise prices of $17.02 and $16.80, respectively. There were 17.0 million options outstanding at December 24, 2011 with a weighted average exercise price of $17.22.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended
	December 24, 2011	December 25, 2010
Risk-free interest rate	0.7%	1.0%
Expected volatility	47%	45%
Expected life (in years)	4.3	4.2
Dividend yield	—	—
Weighted average fair value of stock options granted	$6.41	$6.11

The Company granted approximately 1.5 million and 1.2 million restricted stock units (RSU) during the three months ended December 24, 2011 and December 25, 2010, respectively, with weighted average grant date fair values of $17.08 and $16.82, respectively. As of December 24, 2011, there were 3.6 million unvested RSUs outstanding with a weighted average grant date fair value of $16.28.

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and RSUs. The vesting term of stock options granted to employees is generally five years with annual vesting of 20% per year on the anniversary of the grant date, and RSUs granted to employees generally vest over four years with annual vesting at 25% per year on the anniversary of the grant date. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 4.5% as of December 24, 2011. This analysis is periodically re-evaluated and forfeiture rates will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.

At December 24, 2011, there was $39.3 million and $51.0 million of unrecognized compensation expense related to stock options and RSUs, respectively, to be recognized over a weighted average period of 3.4 years and 3.0 years, respectively.

(11) Comprehensive Income

The Company’s other comprehensive income solely relates to foreign currency translation adjustments. A reconciliation of comprehensive income is as follows:

	Three Months Ended
	December 24, 2011	December 25, 2010
Net income as reported	$20,812	$10,940
Translation adjustment	(358)	(254)

Comprehensive income	$20,454	$10,686

(12) Business Segments and Geographic Information

The Company reports segment information in accordance with ASC 280, Segment Reporting. Operating segments are identified as components of an enterprise for which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision maker is its chief executive officer, and the Company’s reportable segments have been identified based on the types of products manufactured and the end markets to which the product are sold into. Each reportable segment generates revenue from either the sale of medical equipment and related services and/or the sale of disposable supplies, primarily used for diagnostic testing and surgical procedures. The Company has four reportable segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. Certain reportable segments represent an aggregation of operating units within each segment. The Company measures and evaluates its reportable segments based on segment revenues and operating income adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense, contingent consideration charges, and other one-time or unusual items.

Identifiable assets for the four principal operating segments consist of inventories, intangible assets including goodwill, and property and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three months ended December 24, 2011 and December 25, 2010. Segment information is as follows:

	Three Months Ended
	December 24, 2011	December 25, 2010

Total revenues:
Breast Health	$215,352	$195,352
Diagnostics	154,064	139,100
GYN Surgical	78,545	75,683
Skeletal Health	24,750	22,436

	$472,711	$432,571

Operating income:
Breast Health	$47,417	$34,358
Diagnostics	20,138	25,040

	Three Months Ended
	December 24, 2011	December25, 2010
GYN Surgical	(5,013)	9,531
Skeletal Health	4,217	2,791

	$66,759	$71,720

Depreciation and amortization:
Breast Health	$10,604	$11,133
Diagnostics	39,989	40,868
GYN Surgical	26,088	20,998
Skeletal Health	442	471

	$77,123	$73,470

Capital expenditures:
Breast Health	$1,569	$3,303
Diagnostics	7,038	5,811
GYN Surgical	2,749	2,303
Skeletal Health	457	357
Corporate	2,863	1,311

	$14,676	$13,085

	December 24, 2011	September 24, 2011

Identifiable assets:
Breast Health	$982,363	$985,196
Diagnostics	1,746,168	1,770,107
GYN Surgical	2,026,535	2,049,682
Skeletal Health	32,925	31,864
Corporate	1,258,093	1,171,931

	$6,046,084	$6,008,780

The Company had no customers with balances greater than 10% of accounts receivable as of December 24, 2011 or September 24, 2011, or any customer that represented greater than 10% of product revenues during the three months ended December 24, 2011 and December 25, 2010.

The Company operates in the major geographic areas as noted in the below chart. Revenue data is based upon customer location, and internationally totaled $117.5 million and $95.8 million during the three months ended December 24, 2011 and December 25, 2010, respectively. Other than the United States, no single country accounted for more than 10% of consolidated revenues. The Company’s sales in Europe are predominantly derived from Germany, the United Kingdom and the Netherlands. The Company’s sales in Asia-Pacific are predominantly derived from China, Australia and Japan. The “All others” designation includes Canada, Latin America and the Middle East. Products sold by the Company internationally are manufactured at both domestic and international locations.

Revenues by geography as a percentage of total revenues are as follows:

	Three Months Ended
	December 24, 2011	December 25, 2010
United States	75%	78%
Europe	12%	12%
Asia	7%	5%
All others	6%	5%

	100%	100%

(13) Income Taxes

In accordance with ASC 740, Income Taxes, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period.

The Company’s effective tax rate for the three months ended December 24, 2011 and December 25, 2010 was 47.8% and 12.7%, respectively. For the three months ended December 24, 2011, the effective tax rate is more than the statutory rate primarily due to non-deductible compensation expense related to TCT and contingent consideration fair value adjustments for Interlace and Sentinelle Medical. The Company also established a valuation allowance against Canadian tax credits of $2.8 million due to uncertainties surrounding its ability to continue to generate future taxable income to fully utilize these tax assets. For the three months ended December 25, 2010, the effective tax rate was less than the statutory rate primarily due to the tax benefit derived from the loss on extinguishment of debt and the retroactive reinstatement of the U.S. federal research and development tax credit.

As of December 24, 2011, the Company has recorded net deferred tax liabilities of $906.1 million, which is net of certain deferred tax assets, compared to $917.8 million as of September 24, 2011. Management has concluded that its deferred tax assets, net of certain valuation allowances, are recoverable based upon the projected reversals of existing temporary differences and its expectation that the Company’s future earnings will provide sufficient taxable income. The realization of the Company’s deferred tax assets cannot be assured, and to the extent the Company fails to generate sufficient taxable income, some or all of the Company’s deferred tax assets may not be realized.

The Company has gross unrecognized tax benefits, including interest, of $30.8 million as of December 24, 2011, all of which represents the amount of unrecognized tax that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of income tax expense. As of December 24, 2011, accrued interest is $1.0 million, net of federal benefit, and no penalties have been accrued.

The Company and its subsidiaries are subject to United States federal income tax, as well as income tax in multiple state and foreign jurisdictions. The current tax returns are open for audit through fiscal 2015. In fiscal 2011, the Company concluded an IRS audit for fiscal years 2007, 2008 and 2009 resulting in a $7.6 million payment, substantially all of which had been previously recorded within deferred tax liabilities. The Company has a tax holiday in Costa Rica that currently does not materially impact its effective tax rate and is scheduled to expire in 2015.

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

Product warranty activity is as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Three Months Ended:
December 24, 2011	$4,448	$2,063	$(1,624)	$4,887
December 25, 2010	$2,830	$1,949	$(1,836)	$2,943

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

The Company conducted its fiscal 2011 annual impairment test on the first day of the fourth quarter. The Company utilized the Income Approach under the discounted cash flow method (“DCF”) and market approaches to estimate the fair value of its reporting units as of June 26, 2011, and ultimately used the fair value determined by the DCF in making its impairment test conclusions. The Company believes it used reasonable estimates and assumptions about future revenue, cost projections, cash flows and market multiples. In addition, using a DCF requires the use of a risk-adjusted discount rate for which the Company based its rate on the weighted average cost of capital (“WACC”) of market participants. As a result of completing Step 1, all of the Company’s reporting units had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required. For illustrative purposes, had the fair value of each reporting unit been lower by 10%, each reporting unit would have still passed Step 1 of the goodwill impairment test.

The Company has ongoing litigation with Conceptus regarding potential patent infringement of a Conceptus patent by the Company’s Adiana system. In the first quarter of fiscal 2012, the jury returned a verdict in favor of Conceptus and awarded Conceptus $18.8 million in damages. Post trial motions were filed, and Conceptus sought to enjoin the Company from further sales of the Adiana system. The jury verdict and all trial and post trial rulings are subject to appeal by either party. If Conceptus were to successfully appeal the denial of the injunction, the Company may be required to remove the Adiana system from the market. See note 6(b) for additional discussion of this litigation matter. The jury verdict and related subsequent litigation status is an indicator of impairment for the Company’s GYN Surgical reporting unit. A reduction in the anticipated future cash flows of the GYN Surgical reporting unit could result in a material impairment charge that could have an adverse impact on its operating results.

Accordingly, the Company performed an interim goodwill impairment analysis as of December 24, 2011 updating its cash flow projections and related assumptions, including the WACC, under various potential scenarios. The Company has applied the weighted average probability approach to these scenarios to estimate the fair value of the GYN Surgical reporting unit. As a result of completing Step 1, GYN Surgical’s fair value exceeded its carrying value. Therefore, Step 2 of the impairment test was not required. The Company believes it has used reasonable estimates and assumptions about future revenue, cost projections, cash flows, probabilities of cash flow scenarios, and market multiples. However, there can be no assurance that an impairment charge may not be recorded in the future upon resolution of this matter.

The following table presents the changes in goodwill during the three months ended December 24, 2011:

Balance at September 24, 2011	$2,290,330
Adjustments, including taxes	(3,196)
Foreign currency translation impact	1,033

Balance at December 24, 2011	$2,288,167

The allocation of goodwill by reporting segment consisted of the following:

	Balance as of December 24, 2011	Balance as of September 24, 2011
Breast Health	$638,592	$638,887
Diagnostics	632,161	633,319
GYN Surgical	1,009,281	1,009,973
Skeletal Health	8,133	8,151

	$2,288,167	$2,290,330

Intangible Assets

The Company amortizes its intangible assets that have definite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization is recorded over the estimated useful lives ranging from 2 to 30 years.

The Company evaluates the realizability of its definite-lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of undiscounted future cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair value of the assets, generally utilizing a DCF based on market participant assumptions pursuant to ASC 820.

During the first quarter of fiscal 2012, as a result of the Company’s conclusion that an interim impairment test of goodwill was required for its GYN Surgical reporting unit, the Company also performed an impairment test of the reporting unit’s long-lived assets as of December 24, 2011. The impairment evaluation was based on expectations of future undiscounted cash flows compared to the carrying value of the long-lived asset group. The Company believes that its procedures for estimating future cash flows were reasonable and consistent with market conditions at the time of estimation. The results of the Company’s interim impairment testing indicated that there was no impairment of its long-lived assets as of December 24, 2011.

Intangible assets consisted of the following:

Description	As of December 24, 2011		As of September 24, 2011
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$2,217,235	$631,788	$2,215,323	$586,647
In-process research and development	—	—	840	—
Customer relationships	512,471	162,046	507,974	150,039
Trade names	143,024	47,862	142,799	44,267
Patents	10,072	7,778	9,937	7,752
Business licenses	2,562	145	2,535	81
Non-compete agreements	299	138	297	112

Totals	$2,885,663	$849,757	$2,879,705	$788,898

Amortization expense related to developed technology and patents is classified as a component of cost of product sales—amortization of intangible assets in the Consolidated Statements of Income. Amortization expense related to customer relationships, trade names, business licenses and non-compete agreements is classified as a component of amortization of intangible assets in the Consolidated Statements of Income.

The estimated remaining amortization expense as of December 24, 2011 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2012	$182,608
Fiscal 2013	232,321
Fiscal 2014	217,770
Fiscal 2015	202,837
Fiscal 2016	189,027

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

Business Combinations

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires a public entity to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior year. It also requires a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the reported revenue and earnings. The new disclosure is effective for the Company’s first quarter of fiscal 2012. The adoption of ASU 2010-29 requires additional disclosure in the event of a business combination but did not have a material impact on the Company’s consolidated financial statements.

Intangibles—Goodwill and Other

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (ASC Topic 350). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for the Company in fiscal 2012. The Company does not believe that ASU 2010-28 will have a material impact on its consolidated financial statements.

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

Other factors that could adversely affect our business and prospects are described in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended September 24, 2011. The risks included above and in such reports are not exhaustive. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such forward-looking statement is based.

OVERVIEW

We are a developer, manufacturer and supplier of premium diagnostics, medical imaging systems and surgical products dedicated to the healthcare needs of women. Our core business segments are focused on Breast Health, Diagnostics, GYN Surgical and Skeletal Health.

Our Breast Health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, magnetic resonance imaging (“MRI”) breast coils, computer-aided detection (“CAD”) for mammography and MRI, minimally invasive breast biopsy devices, breast biopsy site markers, breast biopsy guidance systems, breast imaging comfort pads, and breast brachytherapy products. Our most advanced breast imaging platform, Dimensions, utilizes a new technology, tomosynthesis, to produce three dimensional (“3D”) images, as well as conventional two dimensional (“2D”) full field digital mammography images. In the United States, our Dimensions product had previously been approved by the FDA for providing conventional 2D images. On February 11, 2011, we received approval from the FDA to enable the 3D tomosynthesis capability of our Dimensions system. The FDA granted approval for the use of 3D tomosynthesis in addition to a conventional 2D digital image. Our clinical results for the approval demonstrated that conventional 2D digital mammography with the addition of 3D tomosynthesis is superior to 2D digital mammography alone for both screening and diagnostics. We began to sell our Dimensions 3D tomosynthesis system in the United States immediately following FDA approval. We had been selling Dimensions 3D tomosynthesis outside of the United States in regions such as Canada, Europe, Latin America and Asia.

On November 27, 2011, we announced the commercial release of our C-View synthesized 2D image reconstruction algorithm that eliminates the need for a conventional 2D mammogram as a component of a 3D mammography exam. C-View software is approved for sale throughout the European Economic Area and in other countries recognizing the CE Mark. During fiscal 2012, we plan to submit a pre-market approval application to the FDA for this capability.

In July 2011, we completed our acquisition of Beijing Healthcome Technology Company, Ltd. (“Healthcome”), a privately-held manufacturer of medical equipment, including mammography equipment, located in Beijing, China. Healthcome develops and manufactures analog mammography products targeted to lower tier hospital segments in China. Since the acquisition, we worked to integrate our selenium detector technology into the Healthcome mammography system, and on December 21, 2011, we received SFDA approval in China for our Serenity digital mammography system. We intend to sell this product in China initially, and then throughout Asia and potentially other emerging markets.

Our Diagnostics products include the ThinPrep System, which is primarily used in cytology applications such as cervical cancer screening, the Rapid Fetal Fibronectin Test, which assists physicians in assessing the risk of pre-term birth, and our molecular diagnostic reagents used for a variety of DNA and RNA analysis applications based on our proprietary Invader chemistry. Our current molecular diagnostic offerings based upon this Invader chemistry include Cervista HPV high risk (“HR”) and Cervista HPV 16/18 products to assist in the diagnosis of human papillomavirus (“HPV”), as well as other products to diagnose cystic fibrosis, cardiovascular risk and other diseases. On December 15, 2011, we announced the FDA approved our Cervista High Throughput Automation System (“HTA”) for use with our Cervista HPV HR test. The Cervista HTA system automates the DNA extraction and detection steps of the Cervista HPV HR test and allows for significantly less manual time during processing. This product was launched in January 2012.

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

Unless the context otherwise requires, references to we, us, Hologic or our company refer to Hologic, Inc. and each of its consolidated subsidiaries.

Trademark Notice

Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following:

Adiana, Affirm, ATEC, Celero, Cervista, C-View, Dimensions, Eviva, Fluoroscan, Healthcome, Interlace, Invader, LORAD, MammoPad, MammoSite, MultiCare, MyoSure, NovaSure, PreservCyt, QDR, Rapid fFN, Sahara, SecurView, Selenia, Sentinelle, Serenity, Suresound, StereoLoc, ThinPrep, THS, TCT, TLI IQ, and Trident.

RECENT DEVELOPMENTS

Market acceptance of our medical products in the United States and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient demand for our products and procedures and the reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors. In the United States, the Centers for Medicare & Medicaid Services, known as CMS, establish coverage and reimbursement policies for healthcare providers treating Medicare and Medicaid beneficiaries. Under current CMS policies, varying reimbursement levels have been established for our products and treatments. Coverage and reimbursement policies and rates applicable to patients with private insurance are dependent upon individual private payor decisions which may not follow the policies and rates established by CMS. The use of our products and treatments outside the United States is similarly affected by coverage and reimbursement policies adopted by foreign governments and private insurance carriers. CMS has not adopted a reimbursement rate for the use of 3D tomosynthesis, as tomosynthesis was only recently approved by the FDA in February 2011 in connection with our PMA application for our Dimensions system. We are working with governmental authorities, healthcare providers, insurance companies and other third-party payors in our efforts to secure reimbursement for the use of 3D tomosynthesis. However, we cannot assure that these efforts will be successful. Failure to obtain, or delays in obtaining, adequate reimbursement for the use of 3D tomosynthesis would adversely affect sales of our Dimensions 3D systems.

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

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and imposes new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of certain medical devices beginning in 2013. We expect that our products will fall under the government classification requiring the excise tax. United States net product sales represented 73% and 76% of our worldwide net product sales in the three months ended December 24, 2011 and the year ended September 24, 2011, respectively.

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

FISCAL 2011 ACQUISITIONS

TCT International Co., Ltd.

On June 1, 2011, we acquired TCT, a privately-held distributor of medical products, including our ThinPrep Pap Test, related instruments and other diagnostic and surgical products. TCT’s operating subsidiaries are located in Beijing, China. Our acquisition of TCT enabled us to obtain an established nationwide sales organization and customer support infrastructure in China as we execute on our strategy to expand internationally. The preliminary purchase price of $147.6 million is comprised of $135.0 million in cash, of which $100.0 million was paid up-front and $35.0 million plus a working capital adjustment, which has been preliminarily estimated to be $12.4 million, are deferred for one year. In addition, $0.9 million was paid in the first quarter of fiscal 2012 for additional assets acquired. These amounts may be subject to further adjustment. The deferred payment has been recorded on a present value basis of $46.6 million in purchase accounting to reflect fair value and such payment is being accreted through interest expense over this one year period. In addition, the majority of the former shareholders of TCT may receive two annual contingent earn-out payments (subject to adjustment) not to exceed $200.0 million less the deferred payment. Subsequent to the acquisition date, our results of operations include the results of TCT, which are primarily reported within our Diagnostics reporting segment and to a lesser extent within our GYN Surgical reporting segment. We accounted for the TCT acquisition as a purchase of a business under Accounting Standards Codification (“ASC”) 805, Business Combinations.

The contingent earn-out payments are based on a multiple of incremental revenue growth for the one year periods beginning January 1, 2011 and January 1, 2012 as compared to the respective prior year periods, and are payable after the first and second anniversaries from the date of acquisition, respectively. Since these payments are contingent on future employment, they are being recognized as compensation expense ratably over the required service periods, the first and second year anniversaries from the date of acquisition. Based on our revenue projections for the TCT business, we recorded compensation expense of $10.0 million in the first quarter of fiscal 2012 and $27.6 million of aggregate compensation charges since acquisition.

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

The purchase agreement includes an indemnification provision that provides for the reimbursement of a portion of legal expenses in defense of the Interlace intellectual property. We have the right to collect certain amounts set aside in escrow from the Initial Consideration and, as applicable, offset contingent consideration payments of qualifying legal costs.

The contingent payments are based on a multiple of incremental revenue growth during a two-year period following the completion of the acquisition. Pursuant to ASC 805, we have recorded an estimate of the fair value of the contingent consideration liability based on future revenue projections of the Interlace business under various potential scenarios and weighted probability assumptions of these outcomes. As of the date of acquisition, these cash flow projections were discounted using a rate of 15.6%. The discount rate is based on the weighted-average cost of capital of the acquired business plus a credit risk premium for non-performance risk related to the liability pursuant to ASC 820. This analysis resulted in an initial contingent consideration liability of $86.6 million, which will be adjusted periodically as a component of operating expenses based on changes in fair value of the liability driven by the accretion of the liability for the time value of money and changes in the assumptions pertaining to the achievement of the defined revenue growth milestones. This fair value measurement is based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements. As of December 24, 2011, there were no significant changes in the estimated outcomes for the contingent consideration recognized. In connection with updating the fair value calculation as of December 24, 2011, we recorded a charge of $5.6 million in the first quarter of fiscal 2012 to record the liability at its fair value of $98.5 million.

Beijing Healthcome Technology Company, Ltd.

On July 19, 2011, we completed our acquisition of Healthcome, a privately-held manufacturer of medical equipment, including mammography equipment, located in Beijing, China. The purchase price was $9.8 million in cash, subject to adjustment, which includes an estimated working capital reduction of $1.7 million. In addition, we are obligated to make future payments to the shareholders, who remain employed, up to an additional $7.1 million over three years. Since these payments are contingent on future employment, they are being recognized as compensation expense ratably over the respective service periods. Based on the terms of the contingent consideration arrangements, we recorded $0.4 million of compensation expense in the first quarter of fiscal 2012, and $0.7 million of aggregate compensation charges since acquisition.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales

	Three Months Ended				Change
	December 24, 2011		December 25, 2010
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Breast Health	$144,454	31%	$130,310	30%	$14,144	11%
Diagnostics	152,195	32%	137,906	32%	14,289	10%
GYN Surgical	78,149	16%	75,320	17%	2,829	4%
Skeletal Health	17,298	4%	15,067	3%	2,231	15%

	$392,096	83%	$358,603	83%	$33,493	9%

Breast Health product sales increased 11% in the current quarter compared to the corresponding period in the prior year, primarily due to the increase in our breast biopsy products revenue of $7.0 million in the current quarter primarily attributable to an increase in the number of Eviva and Celero biopsy devices sold in the United States. Our digital mammography systems revenue increased $6.0 million in the current quarter compared to the corresponding period in the prior year primarily attributable to an increase in the number of units sold of both of our 2D and new 3D Dimensions products worldwide. We received FDA approval of our 3D tomosynthesis capability in February 2011 to sell it in the United States. The 2D and 3D Dimensions systems have higher average selling prices than our Selenia digital mammography systems. Partially offsetting the increase in revenues from the Dimensions systems was a decrease in the number of Selenia systems sold, primarily in the United States, and to a lesser extent, Selenia product mix and configuration differences. We have experienced the continuing trend of selling more Selenia value models, which have fewer features than our base Selenia model and carry lower average selling prices than our full-featured Selenia models. In addition, we sold more Selenia systems internationally as a percentage of total Selenia systems and average selling prices are lower in our international markets compared to the domestic market. We expect the shift in sales from our Selenia products to our Dimensions products to continue.

Diagnostics product sales increased 10% in the current quarter compared to the corresponding period in the prior year primarily due to an increase of $9.3 million in ThinPrep pap tests revenue, principally from an increase in the sales price of ThinPrep in China from the inclusion of revenues of TCT (our former distributor in that country acquired in the third quarter of fiscal 2011), and to a lesser extent an increase in the number of ThinPrep pap tests sold in other international markets. We also experienced an increase in revenue of $2.0 million from our Cervista HPV tests as we continue to gain new customer accounts and unit sales to existing customers increase.

GYN Surgical product sales increased 4% in the current quarter compared to the corresponding period in the prior year due to the inclusion of MyoSure system sales (acquired in the second quarter of 2011), which contributed $6.2 million in the quarter. This increase was partially offset by a decrease in NovaSure devices revenue of $3.5 million in the current quarter compared to the corresponding period in the prior year. While we experienced an increase in the number of NovaSure devices sold internationally and to a lesser extent a slight increase in average selling prices, these increases were offset by a decline in the number of NovaSure devices sold domestically. We believe the decline in units sold domestically is due to the lagging effects of unemployment and continuing economic uncertainty, which has resulted in patients delaying surgery or opting for lower cost and generally less effective alternatives.

Skeletal Health product sales increased 15% in the current quarter compared to the corresponding period in the prior year primarily due to a $1.6 million increase in osteoporosis assessment product sales, primarily within international markets. In addition, mini C-arm sales increased $0.6 million.

In the first quarter of fiscal 2012, approximately 73% of product sales were generated in the United States, 13% in Europe, 8% in Asia and 6% in other international markets. In the first quarter of fiscal 2011, approximately 77% of product sales were generated in the United States, 13% in Europe, 5% in Asia and 5% in other international markets.

Service and Other Revenues

	Three Months Ended				Change
	December 24, 2011		December 25, 2010
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$80,615	17%	$73,968	17%	$6,647	9%

Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 9% in the current quarter compared to the corresponding period in the prior year primarily in our Breast Health business due to an increase in the number of service contracts driven by an increase in our installed base of our digital mammography systems, which are no longer under warranty.

Cost of Product Sales

	Three Months Ended				Change
	December 24, 2011		December 25, 2010
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales	$131,944	33%	$125,025	35%	$6,919	6%
Cost of Product Sales – Amortization of Intangible Assets	46,171	12%	42,112	12%	4,059	10%

	$178,115	45%	$167,137	47%	$10,978	7%

Product sales gross margin increased to 55% in the current quarter from 53% in the corresponding period in the prior year.

Cost of Product Sales. The cost of product sales as a percentage of product sales was 33% in current quarter compared to 35% in the corresponding period in the prior year. Cost of product sales as a percentage of product revenues in the current quarter decreased in Diagnostics, Breast Health and Skeletal Health and was relatively flat in GYN Surgical compared to the corresponding period in the prior year, resulting in an overall higher gross margin rate.

Diagnostics gross margin increased due to an increase in ThinPrep pap test volume resulting in lower fixed overhead costs per unit, favorable manufacturing variances and lower depreciation expense for processors and imagers at customer sites. In addition, the increase in sales price in China attributable to our acquisition of TCT contributed to the improved gross margin. Breast Health experienced an increase in gross margin from the sale of more 3D Dimensions systems, which have higher average selling prices and gross margins than Selenia systems, as well as higher sales of the 3D tomosynthesis software upgrades. Partially offsetting the improvement was an increase in Selenia value systems sales as a percent of total Selenia system sales compared to the corresponding period in the prior year. Our Selenia value systems have lower gross margins than our full-featured Selenia systems. We also sold more Selenia systems internationally as a percentage of total Selenia systems and average selling prices are lower in our international markets compared to the domestic market. In addition, partially offsetting the overall increase in Breast Health’s gross margin was the sales mix within our breast biopsy products as we sold more Eviva disposables and less ATEC disposables as a percentage of revenue compared to the corresponding period in the prior year. Eviva disposables carry a higher manufacturing cost, as well as additional royalty charges. Skeletal Health gross margin improved due to an increase in unit sales of higher-end osteoporosis assessment products.

Cost of Product Sales—Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology. These intangible assets are generally amortized over their estimated useful lives of between 8.5 and 20 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. The economic pattern is based on undiscounted future cash flows. The increase in amortization expense in the current quarter compared to the corresponding period in the prior year is due to the inclusion of additional amortization expense related to the technology assets acquired from Interlace acquisition in the second quarter of fiscal 2011. In addition, there was an increase in amortization expense in the current quarter due to the method of recognition based on the expected economic benefits of the underlying assets, primarily related to the intangible assets acquired in the Cytyc merger in the first quarter of fiscal 2008.

Cost of Service and Other Revenues

	Three Months Ended				Change
	December 24, 2011		December 25, 2010
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenues	$45,226	56%	$40,700	55%	$4,526	11%

Service and other revenues gross margin has declined slightly to 44% in the current quarter compared to 45% in the corresponding period in the prior year. Within our Breast Health segment, the continued conversion of a high percentage of our domestic installed base of digital mammography systems to service contracts upon expiration of the warranty period and increased expansion internationally has resulted in the hiring of additional service personnel increasing compensation and travel costs worldwide. In addition, service costs have increased in our Diagnostics segment due to an increase in our installed base of ThinPrep processors and imagers.

Operating Expenses

	Three Months Ended				Change
	December 24, 2011		December 25, 2010
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$28,342	6%	$28,557	7%	$(215)	(1)%
Selling and marketing	77,460	16%	67,911	16%	9,549	14%
General and administrative	46,495	10%	40,453	9%	6,042	15%
Amortization of intangible assets	14,842	3%	14,496	3%	346	2%
Contingent consideration – compensation expense	10,441	2%	—	—%	10,441	100%
Contingent consideration – fair value adjustments	5,122	1%	1,096	—%	4,026	367%
Litigation settlement charges	—	—%	450	—%	(450)	(100)%
Restructuring and divestiture (benefit) charges	(91)	—%	51	—%	(142)	(278)%

	$182,611	39%	$153,014	35%	$29,597	19%

Research and Development Expenses. Research and development expenses were flat in the current quarter compared to the corresponding period in the prior year. While compensation and benefits increased due to an increase in headcount, annual salary increases, and the inclusion of Interlace, there was a reduction in expenses related to clinical trials, materials and regulatory costs. The reduction in these costs is driven by the status and timing of projects. Research and development primarily reflects spending on new product development programs, regulatory compliance and clinical research and trials. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary period to period. We anticipate that clinical trials expense will increase during the remainder of the year.

Selling and Marketing Expenses. Selling and marketing expenses increased 14% in the current quarter compared to the corresponding period in the prior year. These increases were primarily due to additional expenses from the inclusion of Interlace and TCT, an increase in sales personnel in the GYN Surgical business segment, an increase in compensation and benefits for annual salary increases, expenditures for our direct-to-consumer advertising campaign for NovaSure, continuing product launch activities related to our 3D Dimensions product, and higher travel expenses.

General and Administrative Expenses. General and administrative expenses increased 15% in the current quarter compared to the corresponding period in the prior year primarily due an increase in bad debt expense internationally, charges for an ongoing state sales tax audit, additional expenses from the inclusion of Interlace and TCT, an increase in compensation and benefits primarily due to an increase in headcount and annual salary increases, and higher legal expenses. These increases were offset by lower stock compensation expense as higher valued restricted stock units fully vested in fiscal 2011.

Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, business licenses and non-compete agreements related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increase in the current quarter compared to the corresponding period in the prior year is due to the addition of intangible assets from the Interlace and TCT acquisitions, and an increase in amortization due to the method of recognition based on the expected economic benefits of the underlying assets, primarily related to the intangible assets acquired in the Cytyc merger in fiscal 2008.

Contingent Consideration—Compensation Expense. In connection with our recent acquisitions, we are obligated to make contingent earn-out payments. Amounts recorded in this financial statement line item are those contingent payments that are contingent on future employment. These payments are also generally based on achieving certain performance milestones, typically incremental revenue growth, as is the case for TCT. The amounts recorded related to Healthcome are solely related to continuing employment. In the first quarter of fiscal 2012, we recorded an aggregate charge of $10.4 million comprised of $10.0 million and $0.4 million related to TCT and Healthcome, respectively.

Contingent Consideration—Fair Value Adjustments. In connection with the purchase price allocation for our acquisitions of Sentinelle Medical and Interlace, we recorded an estimate of the fair value of the contingent consideration liability for each acquisition as required by U.S. generally accepted accounting principles. This liability is not contingent on future employment and is based on future revenue projections of the respective businesses under various potential scenarios and weighted probability assumptions of these outcomes. These analyses are updated quarterly and changes to the fair value of the individual liabilities are recorded in results of operations. As a result, we recorded a net charge of $5.1 million in the first quarter of fiscal 2012 reflecting a net increase in the fair value of these liabilities. This net charge was comprised of a charge of $5.6 million related to Interlace based primarily on the accretion of the liability to the expected payment amount, partially offset by a reduction in the fair value of the Sentinelle Medical liability of $0.5 million due primarily to changes in revenue assumptions. In the first quarter of fiscal 2011, we recorded a charge of $1.1 million to record the Sentinelle Medical contingent consideration liability at fair value for the accretion of the liability to the expected payment amount

Interest Income

	Three Months Ended		Change
	December 24, 2011	December 25, 2010
	Amount	Amount	Amount	%
Interest Income	$662	$407	$255	63%

Interest income increased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in cash and cash equivalents.

Interest Expense

	Three Months Ended		Change
	December 24, 2011	December 25, 2010
	Amount	Amount	Amount	%
Interest Expense	$(29,509)	$(28,909)	$600	2%

Interest expense consists primarily of the interest costs and the related amortization of the debt discount of our Convertible Notes as well as the amortization of deferred financing costs. The increase in interest expense in the current quarter compared to the corresponding period in the prior year was primarily due to an increase of $0.5 million in the amortization of the debt discount, which increases as the time period to maturity decreases.

Loss on Extinguishment of Debt

	Three Months Ended		Change
	December 24, 2011	December 25, 2010
	Amount	Amount	Amount	%
Loss on Extinguishment of Debt	$—	$(29,891)	$29,891	100%

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

Other Income (Expense), net

	Three Months Ended		Change
	December 24, 2011	December 25, 2010
	Amount	Amount	Amount	%
Other Income (Expense), net	$1,992	$(798)	$2,790	350%

In the first quarter of fiscal 2012, this account was primarily comprised of gains on the cash surrender value of life insurance contracts related to our Nonqualified Deferred Compensation Plan, which is driven by underlying changes in stock market valuations, of $1.4 million, and net foreign currency transaction gains of $0.6 million.

In the first quarter of fiscal 2011, this account was primarily comprised of an impairment charge for a cost-method investment of $2.1 million and foreign currency losses of $0.3 million partially offset by an increase in the cash surrender value of life insurance contracts related to our Nonqualified Deferred Compensation Plan of $1.5 million.

Provision for Income Taxes

	Three Months Ended		Change
	December 24, 2011	December 25, 2010
	Amount	Amount	Amount	%
Provision for Income Taxes	$19,092	$1,589	$17,503	1,102%

Our effective tax rate was 47.8% and 12.7% of pre-tax earnings in the first quarter of fiscal 2012 and 2011, respectively. For the first quarter of fiscal 2012, the effective tax rate was more than the statutory rate primarily due to non deductible compensation expense related to TCT and contingent consideration fair value adjustments for Interlace and Sentinelle Medical. We also established a valuation allowance against Canadian tax credits of $2.8 million due to uncertainties surrounding our ability to continue to generate future taxable income to fully utilize these tax assets. For the first quarter of fiscal 2011, the effective tax rate was less than the statutory rate primarily due to the tax benefit derived from the loss on extinguishment of debt and the retroactive reinstatement of the U.S. federal research and development tax credit.

Segment Results of Operations

We report our business as four segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements included in our 2011 Annual Report on Form 10-K. We measure segment performance based on total revenues and operating income. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income by segment.

Breast Health

	Three Months Ended		Change
	December 24, 2011	December 25, 2010
	Amount	Amount	Amount	%
Total Revenues	$215,352	$195,352	$20,000	10%

Operating Income	$47,417	$34,358	$13,059	38%

Operating Income as a % of Segment Revenue	22%	18%

Breast Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the $14.1 million increase in product revenue discussed above and a $5.9 million increase in service revenues that was substantially related to additional service contracts for the increased number of digital mammography systems in our installed base.

Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year primarily due to increased gross margin on an absolute dollar basis as a result of increased product and service revenues. Overall gross margin rates increased to 49.3% compared to 48.1% in the corresponding period in the prior year due primarily to improvements in product gross margin discussed above. The product gross margin rate increased to 50.3% in the current quarter compared to 48.3% in the corresponding period in the prior year. Operating expenses decreased slightly in the current quarter compared to the corresponding period in the prior year due to net credit of $0.5 million recorded in the current quarter to adjust the Sentinelle Medical contingent consideration to fair value compared to a charge of $1.1 million in the first quarter of fiscal 2011. Partially offsetting this net reduction of $1.6 million year over year were higher expenses for sales and marketing activities including continuing 3D Dimensions product launch activities, higher compensation costs related to hiring additional personnel, annual salary increases, and higher sales commissions for our breast biopsy business.

Diagnostics

	Three Months Ended		Change
	December 24, 2011	December 25, 2010
	Amount	Amount	Amount	%
Total Revenues	$154,064	$139,100	$14,964	11%

Operating Income	$20,138	$25,040	$(4,902)	(20)%

Operating Income as a % of Segment Revenue	13%	18%

Diagnostics revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product sales discussed above.

Operating income decreased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in operating expenses partially offset by an increase in gross margin in absolute dollars. Gross margin rates improved to 57.2% in the current quarter compared to 54.1% in the corresponding period in the prior year as discussed above. Operating expenses increased in the current quarter due to the inclusion of TCT and related contingent consideration compensation expense of $10.0 million, a bad debt charge for an international customer, higher compensation costs related to hiring additional personnel and annual salary increases, and trade shows primarily in China. These increases are partially offset by lower clinical trial and regulatory compliance costs based on the timing of projects.

GYN Surgical

	$(14,544)	$(14,544)	$(14,544)	$(14,544)
	Three Months Ended		Change
	December 24, 2011	December 25, 2010
	Amount	Amount	Amount	%
Total Revenues	$78,545	$75,683	$2,862	4%

Operating (Loss) Income	$(5,013)	$9,531	$(14,544)	(153)%

Operating (Loss) Income as a % of Segment Revenue	(6)%	13%

GYN Surgical revenues increased in the current quarter compared to the corresponding period in the prior year due to the increase in product sales discussed above.

This segment incurred an operating loss in the current quarter compared to income in the corresponding period in the prior year primarily due to the inclusion of Interlace’s operations (acquired in the second quarter of fiscal 2011), which included a charge of $5.6 million to adjust the contingent consideration liability to fair value and intangible asset amortization expense of $2.7 million in the current quarter. Overall, gross margin in absolute dollars decreased in the current quarter compared to the corresponding period in the prior year primarily due to higher intangible asset amortization expense of $4.3 million including Interlace partially offset by the impact of higher sales. This resulted in the segment’s gross margin rate declining to 55.4% in the current quarter compared to 60.7% in the corresponding period in the prior year.

In addition, this segment incurred higher operating expenses, principally in sales and marketing for increased advertising of NovaSure, including expenditures related to our direct-to-consumer advertising campaign, an increase in compensation and benefits related to hiring additional sales personnel and annual salary increases, charges related to an ongoing state sales tax audit, higher legal expenses, travel and higher amortization expense from intangible assets.

Skeletal Health

	$(14,544)	$(14,544)	$(14,544)	$(14,544)
	Three Months Ended		Change
	December 24, 2011	December 25, 2010
	Amount	Amount	Amount	%
Total Revenues	$24,750	$22,436	$2,314	10%

Operating Income	$4,217	$2,791	$1,426	51%

Operating Income as a % of Segment Revenue	17%	12%

Skeletal Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product sales discussed above.

Operating income increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in revenues and improvement in gross margin rates to 46.8% compared to 43.1% in the corresponding period in the prior year. Operating expenses remained relatively flat.

LIQUIDITY AND CAPITAL RESOURCES

At December 24, 2011, we had $925.6 million of working capital, and our cash and cash equivalents totaled $793.1 million. Our cash and cash equivalents balance increased by $80.8 million during the first quarter of fiscal 2012 due to cash generated from our operations partially offset by cash used in investing and financing activities primarily for the payment of contingent consideration, capital expenditures and placement of equipment under customer usage agreements.

Our operating activities provided us with $111.7 million of cash, which included net income of $20.8 million increased primarily by non-cash charges for depreciation and amortization of an aggregate $77.1 million, non-cash interest expense of $20.0 million related to our convertible notes, stock-based compensation expense of $8.7 million, and $5.1 million of fair value adjustments for our contingent consideration liabilities related to recent acquisitions. These adjustments to net income were partially offset by a decrease in net deferred tax liabilities of $13.1 million, primarily the result of amortization of intangible assets. Cash provided by operations included a net cash outflow of $3.7 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by an increase in inventory of $11.5 million primarily due to an increase in components on hand to support higher sales volume, the introduction of new products and last-time buys, an increase in accounts receivable of $6.6 million due to an increase in revenues in the first quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011. Partially offsetting these uses of cash, accrued expenses increased $11.3 million primarily due to an increase in income tax accruals partially offset by the payment of interest on our convertible notes and compensation accruals, primarily bonus, in the first quarter of fiscal 2012, and an increase in deferred revenue of $3.8 million.

In the first quarter of fiscal 2012, we used $24.6 million of cash in investing activities. This use of cash was primarily for the payment of contingent consideration to the former shareholders of Adiana of $8.8 million and an aggregate of $14.7 million for purchases of property and equipment, which consisted primarily of manufacturing equipment and computer hardware, and the placement of equipment under customer usage agreements.

In the first quarter of fiscal 2012, our financing activities resulted in the use of cash of $6.3 million, primarily for payments of $5.6 million of employee-related taxes withheld for the net share settlement of vested restricted stock units, and contingent consideration of $4.1 million to the former shareholders of Sentinelle Medical. Under ASC 805, the payment of contingent consideration is treated as a financing activity to the extent of the amount recorded in purchase accounting. Partially offsetting these uses of cash were the excess tax benefit from equity awards of $1.7 million, which provides us with an additional tax deduction from stock option exercises and vesting of restricted stock when the realized benefit to the employee exceeds the stock compensation expense recorded by us for those equity awards, and proceeds of $1.6 million from the exercise of stock options.

Convertible Notes

At December 24, 2011, our Convertible Notes, in the aggregate principal amount of $1.725 billion, are recorded at $1.51 billion, which is net of the unamortized debt discount attributed to the embedded conversion feature of the Convertible Notes.

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

Holders may require us to repurchase the Original Notes on December 13, 2013, and on each of December 15, 2017, 2022, 2027 and 2032, or upon a fundamental change, as provided in the indenture for the Original Notes, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest. We may redeem any of the Original Notes beginning December 18, 2013, by giving holders at least 30 days’ notice. We may redeem the Original Notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

The Original Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning June 15, 2008, and ending on December 15, 2013 and will accrete principal from December 15, 2013 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2013, we will pay contingent interest during any six month interest period to the holders of Original Notes if the “trading price”, as defined, of the Original Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the Original Notes. The holders of the Original Notes may convert the Original Notes into shares of our common stock at a conversion price of approximately $38.60 per share, subject to adjustment, prior to the close of business on September 15, 2037, subject to prior redemption or repurchase of the Original Notes, under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of our common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (3) if the Original Notes have been called for redemption; or (4) upon the occurrence of specified corporate events. None of these triggering events had occurred as of December 24, 2011.

In lieu of delivery of shares of our common stock in satisfaction of our obligation upon conversion of the Original Notes, we may elect to deliver cash or a combination of cash and shares of our common stock. If we elect to satisfy our conversion obligation solely in cash, we will deliver cash in an amount as provided in the indenture for the Original Notes. If we elect to satisfy our conversion obligation in a combination of cash and shares of our common stock, we will deliver up to a specified dollar amount of cash per $1,000 original principal amount of Original Notes, and will settle the remainder of our conversion obligation in shares of our common stock, in each case based on the daily conversion value calculated as provided in the indenture for the Original Notes. In addition, at any time on or prior to the 35th scheduled trading day prior to the maturity date of the Original Notes, we may make an irrevocable election to settle conversions of the Original Notes either solely in cash or in a combination of cash and shares of our common stock with a specified cash amount at least equal to the accreted principal amount of the Original Notes. This net share settlement election is in our sole discretion and does not require the consent of holders of the Original Notes. It is our current intent and policy to settle any conversion of the Original Notes as if we had elected to make this net share settlement election.

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

Holders may require us to repurchase the Exchange Notes on December 15, 2016, and on each of December 15, 2020, December 15, 2025, December 13, 2030 and December 14, 2035 or upon a fundamental change, as provided in the indenture for the Exchange Notes, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest. We may redeem any of the notes beginning December 19, 2016, by giving holders at least 30 days’ notice. We may redeem the Exchange Notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

The Exchange Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning December 15, 2010, and ending on December 15, 2016 and will accrete principal from December 15, 2016 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2016, we will pay contingent interest during any six month interest period to the holders of Exchange Notes if the “trading price”, as defined, of the Exchange Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the Exchange Notes. The holders of the Exchange Notes may convert the Exchange Notes into shares of our common stock at a conversion price of approximately $23.03 per share, subject to adjustment, prior to the close of business on September 15, 2037, subject to prior redemption or repurchase of the Exchange Notes, under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of our common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (3) if the Exchange Notes have been called for redemption; or (4) upon the occurrence of specified corporate events. None of these triggering events had occurred as of December 24, 2011.

In lieu of delivery of shares of our common stock in satisfaction of our obligation upon conversion of the Exchange Notes, we may elect to deliver cash or a combination of cash and shares of our common stock. If we elect to satisfy our conversion obligation solely in cash, we will deliver cash in an amount as provided in the indenture for the Exchange Notes. If we elect to satisfy our conversion obligation in a combination of cash and shares of our common stock, we will deliver up to a specified dollar amount of cash per $1,000 original principal amount of Exchange Notes, and will settle the remainder of our conversion obligation in shares of our common stock, in each case based on the daily conversion value calculated as provided in the indenture for the Exchange Notes. In addition, at any time on or prior to the 35th scheduled trading day prior to the maturity date of the Exchange Notes, we may make an irrevocable election to settle conversions of the Exchange Notes either solely in cash or in a combination of cash and shares of our common stock with a specified cash amount at least equal to the accreted principal amount of the Exchange Notes. This net share settlement election is in our sole discretion and does not require the consent of holders of the Exchange Notes. It is our current intent and policy to settle any conversion of the Exchange Notes as if we had elected to make this net share settlement election.

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

Contingent Earn-Out Payments

In connection with our acquisitions, we have incurred the obligation to make contingent earn-out payments tied to performance criteria, principally revenue growth of the acquired businesses over a specified period. In certain circumstances, such as a change of control, a portion of these obligations may be accelerated. In addition, contractual provisions relating to these contingent earn-out obligations may include covenants to operate the businesses acquired in a manner that may not otherwise be most advantageous to us. These provisions may also result in the risk of litigation relating to the calculation of the amount due or our operation of the business acquired. Such litigation could be expensive and divert management attention and resources. Our obligation to make contingent payments may also result in significant operating expenses. Depending upon the particular facts and circumstances giving rise to the payment and our previous estimates, all or a portion of these payments may be required to be expensed by us when accrued. For example, our contingent earn-out obligations payable in connection with the TCT and Healthcome acquisitions will be fully expensed as accrued because our obligation to make these payments have been conditioned on the continued employment of certain key employees of TCT and Healthcome.

Our contingent consideration arrangements are recorded as either additional purchase price or compensation expense if continuing employment is required to receive such payments. Pursuant to ASC 805, contingent consideration that is deemed to be part of the purchase price is recorded as a liability based on the estimated fair value of the consideration we expect to pay to the former shareholders of the acquired business as of the acquisition date. This liability is remeasured each reporting period with the changes in fair value recorded through a separate line item within our Consolidated Statements of Income. Increases or decreases in the fair value of contingent consideration liabilities can result from changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. Contingent consideration arrangements from acquisitions completed prior to the adoption of ASC 805 (effective in fiscal 2010 for us) that are deemed to be part of the purchase price of the acquisition are not subject to the fair value measurement requirements of ASC 805 and are recorded as additional purchase price to goodwill.

In connection with the acquisition of Adiana, Inc., we have an obligation to the former Adiana shareholders to make contingent payments tied to the achievement of milestones. The contingent payments of up to $155.0 million are based on worldwide sales of the Adiana system in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. FDA approval of the Adiana system occurred on July 6, 2009, and we began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. Since this contingent consideration obligation arose from an acquisition prior to the adoption of ASC 805, the amounts accrued are recorded as additional purchase price to goodwill and the obligation is not remeasured each reporting period through the statement of income. The purchase agreement includes an indemnification provision that provides for the reimbursement of qualifying legal expenses and liabilities associated with legal claims against the Adiana products and intellectual property, and we have the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs. We have been in litigation with Conceptus regarding certain intellectual property matters related to the Adiana product, and to the extent available, we have been recording legal fees incurred for this litigation matter (described in Note 6 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report) as a reduction to the accrued contingent consideration payments. We made payments of $8.8 million and $19.7 million in the first quarter of fiscal 2012 and 2011, respectively to the Adiana shareholders, net of amounts withheld for the legal indemnification provision. No contingent consideration has been earned and recorded in the first quarter of fiscal 2012 as there has been no incremental revenue growth of the Adiana system in the current measurement period. On October 17, 2011, the jury returned a verdict in the Conceptus litigation matter in favor of Conceptus and awarded damages in the amount of $18.8 million. At December 24, 2011, we have accrued $18.8 million for the damages award and have withheld this amount from the payment of contingent consideration to the Adiana shareholders.

We also have contingent consideration obligations related to our Sentinelle Medical, Interlace, TCT and Healthcome acquisitions. Pursuant to ASC 805, contingent consideration pertaining to Sentinelle Medical and Interlace is required to be recorded as a liability at fair value and the adjustments to fair value are recorded in the Consolidated Statement of Income. In connection with the Interlace acquisition, $2.1 million of the initial consideration was recorded as compensation expense and paid in fiscal 2011 based on continuing employment, and no further amounts of contingent consideration will be recorded as compensation expense related to this acquisition. Contingent consideration pertaining to TCT and Healthcome is contingent upon future employment and is being recorded as compensation expense as it is earned over the respective service periods. For additional information pertaining to the acquisitions, contingent consideration terms and the assumptions used to fair value contingent consideration, refer to Note 3 and Note 6 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

A summary of amounts recorded to the Consolidated Statement of Income in the first quarter of fiscal 2012 is as follows:

Statement of Income Line Item	Sentinelle Medical	Interlace	TCT	Healthcome	Total
Contingent consideration – compensation expense	$—	$—	$10,012	$429	$10,441
Contingent consideration – fair value adjustments	(468)	5,590	—	—	5,122

	$(468)	$5,590	$10,012	$429	$15,563

In connection with our acquisition of Sentinelle Medical, we have an obligation to the former stockholders to make contingent payments over a two-year period of up to a maximum of $250.0 million based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. We made payments of $4.1 million and $4.3 million in the first quarter of fiscal 2012 and the third quarter of fiscal 2011, respectively. At December 24, 2011, this liability was recorded at $6.3 million.

In connection with our acquisition of Interlace, we have an obligation to the former stockholders to make contingent payments over a two-year period up to a maximum payout of $225.0 million based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. No amounts have been paid, and at December 24, 2011, this liability was recorded at $98.5 million.

Under the sale and purchase agreement for TCT, $35.0 million of the purchase price has been deferred for one year from the date of the acquisition, and any working capital adjustment, which is currently estimated to be $12.4 million (collectively, the “Deferred Installment Payment”) is due with the $35.0 million. In addition, we have an obligation to certain of the former shareholders, based on future employment, to make contingent payments over a two year period not to exceed $200.0 million less the Deferred Installment Payment. Each of the components of the purchase price, as well as thresholds, are subject to adjustment. At December 24, 2011, we have accrued $27.6 million for these contingent payments.

In connection with our acquisition of Healthcome, we have an obligation to the former shareholders, who remain employed, to make contingent payments up to $7.1 million over three years. At December 24, 2011, we have accrued $0.7 million for these contingent payments.

A summary of amounts recorded in the Consolidated Balance Sheet at December 24, 2011 is as follows:

	Adiana	Sentinelle Medical	Interlace	TCT	Healthcome	Total
Accrued contingent consideration	$18,800	$6,305	$98,502	$27,593	$748	$151,948

Conceptus Litigation

We have ongoing litigation with Conceptus regarding potential patent infringement of a Conceptus patent by our Adiana system. In the first quarter of fiscal 2012, the jury returned a verdict in favor of Conceptus and awarded Conceptus $18.8 million in damages. Post trial motions were filed, and Conceptus sought to enjoin us from further sales of the Adiana system. The jury verdict and all trial and post trial rulings are subject to appeal by either party. If Conceptus were to successfully appeal the denial of the injunction, we may be required to remove the Adiana system from the market. See note 6(b) to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report for additional discussion of this litigation matter. This jury verdict and related subsequent litigation status is an indicator of impairment for our GYN Surgical reporting unit. A reduction in the anticipated future cash flows of the GYN Surgical reporting unit could result in a material impairment charge that could have an adverse impact on our operating results.

Accordingly, we performed an interim goodwill impairment analysis as of December 24, 2011 updating our cash flow projections and related assumptions, including the WACC, under various potential scenarios. We have applied the weighted average probability approach to these scenarios to estimate the fair value of the GYN Surgical reporting unit. As a result of completing Step 1, GYN Surgical’s fair value exceeded its carrying value. Therefore, Step 2 of the impairment test was not required. We believe we have used reasonable estimates and assumptions about future revenue, cost projections, cash flows, probabilities of cash flow scenarios, and market multiples. However, there can be no assurance that an impairment charge may not be recorded in the future upon resolution of this matter.

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

Future Liquidity Considerations

We expect to continue to review and evaluate potential acquisitions of businesses, products or technologies, and strategic alliances that we believe will complement our current or future business. Subject to the “Cautionary Statement” and “Recent Developments” sections above, and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2011, as well as other cautionary statements set forth in this report, we believe that cash flow from operations will provide us with sufficient funds in order to fund our expected operations over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional funds in the future to fund capital expenditures, contingent payment obligations, acquisitions or other investments, or to repay our Convertible Notes. The holders of the Original Notes in the principal amount of $1.275 billion may require us to repurchase the notes on December 13, 2013, and on each of December 15, 2017, 2022, 2027 and 2032 at a repurchase price equal to 100% of their accreted principal amount, and the holders of the Exchange Notes in the principal amount of $450.0 million may require us to repurchase the notes on December 15, 2016, December 15, 2020, December 15, 2025, December 13, 2030 and December 14, 2035. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under the above-referenced risk factors and cautionary statements. These risks, trends and uncertainties may also adversely affect our long-term liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” and “Recent Developments” above and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2011, as well as other cautionary statements set forth in this report.

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 24, 2011. There have been no material changes to our critical accounting policies from those set forth in our Annual Report on Form 10-K.

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

Business Combinations

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires a public entity to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior year. It also requires a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the reported revenue and earnings. The new disclosure was effective for our first quarter of fiscal 2012. The adoption of ASU 2010-29 requires additional disclosure in the event of a business combination but did not have a material impact on our consolidated financial statements.

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

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, cost-method equity investments, insurance contracts and related Nonqualified Deferred Compensation Plan liability, accounts payable and debt obligations. Except for our outstanding Convertible Notes, the fair value of these financial instruments approximates their carrying amount. As of December 24, 2011, we have $1.725 billion of principal of Convertible Notes outstanding, which are comprised of our Original Notes with a principal of $1.275 billion and our Exchange Notes with a principal of $450.0 million. The Convertible Notes are recorded net of the unamortized discount on our consolidated balance sheets. The fair value of our Original Notes and Exchange Notes as of December 24, 2011 was approximately $1.21 billion and $468.7 million, respectively.

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

We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in the Euro are affected by changes in the relative strength of the U.S. dollar against the Euro. Our expenses, denominated in Euros, are positively affected when the U.S. dollar strengthens against the Euro and adversely affected when the U.S. dollar weakens. However, we believe that the foreign currency exchange risk is not significant. A hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse impact on our financial condition or results of operations.

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

As of December 24, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

HOLOGIC, INC.

Item 1.	Legal Proceedings.

There are no material changes in Legal Proceedings as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 24, 2011 except as discussed below:

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that our planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception System would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana Permanent Contraception System. The complaint sought preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana System based on alleged infringement of certain claims of three of the five patents. A hearing on Conceptus’ preliminary injunction motion was held on November 4, 2009, and on November 6, 2009, the judge issued an order denying the motion. On January 19, 2010, upon stipulation of the parties, the Court dismissed all claims relating to three of the five asserted patents with prejudice. A Markman hearing on claim construction took place on March 10, 2010 and a ruling was issued on March 24, 2010. On April 12, 2010, in response to Hologic’s counterclaims of unfair competition filed in October of 2009, the Court granted Conceptus leave to amend its counterclaims adding charges of unfair competition. On June 23, 2010, upon stipulation of the parties, the Court dismissed the asserted claims of an additional patent leaving three claims of U.S. patent 7,506,650 being asserted against us in the case. On August 10, 2010, the parties entered into a settlement agreement dismissing all unfair competition claims against each other. A hearing on both parties’ motions for summary judgment on the patent claims occurred on December 9, 2010, and on December 16, 2010, a ruling was issued granting our summary judgment of no infringement of one of the three asserted claims. A trial was held from October 3, 2011 through October 14, 2011 related to the asserted claims. On October 17, 2011 the jury returned a verdict in favor of Conceptus and awarded damages to Conceptus in the amount of $18.8 million. Post trial motions were filed by both parties including a motion by Conceptus seeking to enjoin us from further sales of the Adiana system. A hearing on the post trial motions and injunction request took place on January 6, 2012, and on January 9, 2012, the judge issued an order denying Conceptus’ motion for an injunction and further found that we will not be required to pay royalties on future sales of the Adiana system nor any supplemental damages. All trial and post trial rulings are subject to appeal by either party. If Conceptus were to successfully appeal the denial of the injunction, we may be required to remove the Adiana system from the market. As discussed above, we are indemnified for the reimbursement of qualifying legal expenses and liabilities associated with legal claims against the Adiana products and intellectual property up to a certain defined amount. We have the right to offset contingent consideration payments due to the former shareholders of Adiana, Inc., and the amount of damages awarded is accrued as of December 24, 2011.

On July 16, 2010 Smith & Nephew, Inc. filed suit against Interlace, which we acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that the Interlace MyoSure hysteroscopic tissue removal device infringes U.S. patent 7,226,459. The complaint seeks permanent injunctive relief and unspecified damages. A Markman hearing was held November 9, 2010, and a ruling was issued on April 21, 2011. A trial on the issues has been scheduled for March 12, 2012. On January 17, 2012, at a hearing on Smith & Nephew’s motion for preliminary injunction with respect to their suit filed November 22, 2011 (described below), the judge cancelled the March 12, 2012 trial date, consolidated the two matters for a single trial and scheduled a trial on the merits for both claims for June 25, 2012. The purchase and sale agreement associated with the acquisition of Interlace includes an indemnification provision that provides for the reimbursement of a portion of legal expenses in defense of the Interlace intellectual property. We have the right to collect certain amounts set aside in escrow and, as applicable, offset contingent consideration payments of qualifying legal costs.

On November 22, 2011, Smith & Nephew, Inc. filed suit against us in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that use of the MyoSure hysteroscopic tissue removal system infringes U.S. patent 8,061,359. The complaint seeks preliminary and permanent injunctive relief and unspecified damages. On January 17, 2012, a hearing was held on Smith & Nephew’s motion for preliminary injunction. At the hearing, the judge did not issue an injunction, but instead consolidated this case with the case filed on July 16, 2010 and scheduled a trial on the merits beginning June 25, 2012. The purchase and sale agreement associated with our acquisition of Interlace includes an indemnification provision that provides for the reimbursement of a portion of legal expenses associated with intellectual property claims relating to the MyoSure product. We have the right to collect certain amounts set aside in escrow and, as applicable, offset contingent consideration payments of qualifying legal costs.

Item 1A.	Risk Factors

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 24, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The following table sets forth information about deemed repurchases of our common stock to cover employee income tax withholding obligations in connection with the vesting of restricted stock units under our equity incentive plans for the three months ended December 24, 2011:

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased As Part of Publicly Announced Program
September 25, 2011 – October 22, 2011	—	$		—
October 23, 2011 – November 19, 2011	301,417		17.55	—
November 20, 2011 – December 24, 2011	16,273		16.58	—

Total	317,690		$17.50	—

Item 6.	Exhibits

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

*	Filed herewith.
**	Furnished herewith.

HOLOGIC, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

February 2, 2012	/S/ ROBERT A. CASCELLA
Date	Robert A. Cascella
Chief Executive Officer

February 2, 2012	/S/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)