Form 10-Q
period 2012-03-24
HOLOGIC INC
filed 2012-05-03
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2012

or

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

As of April 25, 2012, 264,576,839 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
Revenues:
Product sales	$388,085	$360,952	$780,181	$719,555
Service and other revenues	83,080	77,699	163,695	151,667

	471,165	438,651	943,876	871,222

Costs and expenses:
Cost of product sales	154,423	131,697	286,367	256,722
Cost of product sales – amortization of intangible assets	44,341	44,489	90,512	86,601
Cost of service and other revenues	46,291	41,778	91,517	82,478
Research and development	29,297	29,935	57,639	58,492
Selling and marketing	78,539	70,727	155,999	138,638
General and administrative	41,403	38,803	87,898	79,307
Amortization of intangible assets	16,629	14,552	31,471	29,048
Contingent consideration – compensation expense	18,121	1,055	28,562	1,055
Contingent consideration – fair value adjustments	43,188	(5,271)	48,310	(4,175)
Gain on sale of intellectual property, net	(12,424)	(84,502)	(12,424)	(84,502)
Litigation settlement charge	440	—	440	450
Restructuring and divestiture charges	783	—	692	—

	461,031	283,263	866,983	644,114

Income from operations	10,134	155,388	76,893	227,108
Interest income	590	460	1,252	867
Interest expense	(28,512)	(28,185)	(58,021)	(57,094)
Loss on extinguishment of debt	(42,347)	—	(42,347)	(29,891)
Other income, net	1,527	1,164	3,519	366

(Loss) income before income taxes	(58,608)	128,827	(18,704)	141,356
(Benefit) provision for income taxes	(18,335)	46,382	757	47,971

Net (loss) income	$(40,273)	$82,445	$(19,461)	$93,385

Net (loss) income per common share:
Basic	$(0.15)	$0.32	$(0.07)	$0.36

Diluted	$(0.15)	$0.31	$(0.07)	$0.35

Weighted average number of shares outstanding:
Basic	263,900	260,825	263,309	260,224

Diluted	263,900	264,030	263,309	263,588

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 24, 2012	September 24, 2011
ASSETS
Current assets:
Cash and cash equivalents	$854,561	$712,332
Restricted cash	536	537
Accounts receivable, less reserves of $8,625 and $6,516, respectively	326,290	318,712
Inventories	234,372	230,544
Deferred income tax assets	34,333	39,607
Prepaid income taxes	9,774	10,098
Prepaid expenses and other current assets	31,165	31,070

Total current assets	1,491,031	1,342,900

Property and equipment, net	232,023	238,666
Intangible assets, net	1,977,346	2,090,807
Goodwill	2,297,451	2,290,330
Other assets	50,405	46,077

Total assets	$6,048,256	$6,008,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,843	$63,467
Accrued expenses	404,368	325,327
Deferred revenue	123,611	120,656

Total current liabilities	593,822	509,450

Convertible notes (principal of $1,725,000)	1,527,027	1,488,580
Deferred income tax liabilities	871,606	957,426
Deferred service obligations – long-term	12,128	9,467
Other long-term liabilities	64,190	106,962
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 264,666 and 262,459 shares issued, respectively	2,647	2,625
Capital in excess of par value	5,361,064	5,303,713
Accumulated deficit	(2,389,381)	(2,369,920)
Accumulated other comprehensive income	6,671	1,995
Treasury stock, at cost – 219 shares	(1,518)	(1,518)

Total stockholders’ equity	2,979,483	2,936,895

Total liabilities and stockholders’ equity	$6,048,256	$6,008,780

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	March 24, 2012	March 26, 2011
OPERATING ACTIVITIES
Net (loss) income	$(19,461)	$93,385
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	32,181	33,556
Amortization	121,983	115,649
Non-cash interest expense – amortization of debt discount and deferred financing costs	38,881	38,165
Stock-based compensation expense	17,606	19,466
Excess tax benefit related to equity awards	(2,683)	(1,767)
Deferred income taxes	(103,088)	(3,438)
Gain on sale of intellectual property, net	(12,424)	(84,502)
Loss on extinguishment of debt	42,347	29,891
Fair value adjustments to contingent consideration	48,310	(4,175)
Fair value write-up of inventory sold	—	3,298
Non-cash restructuring charges	15,316	—
Impairment of cost-method investment	—	2,100
Loss on disposal of property and equipment	1,313	1,295
Other non-cash activity	(3,143)	(2,100)
Changes in operating assets and liabilities:
Accounts receivable	(7,573)	347
Inventories	(11,889)	(24,721)
Prepaid income taxes	324	(8,848)
Prepaid expenses and other assets	(3,574)	(185)
Accounts payable	2,339	2,571
Accrued expenses and other liabilities	50,439	(960)
Deferred revenue	5,631	8,164

Net cash provided by operating activities	212,835	217,191

INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	(117,728)
Payment of additional acquisition consideration	(9,784)	(19,660)
Divestiture of business, net of cash transferred to the buyer	—	1,129
Purchase of property and equipment	(14,232)	(14,656)
Increase in equipment under customer usage agreements	(19,325)	(13,031)
Purchase of insurance contracts	—	(5,322)
Proceeds from sale of intellectual property	12,500	13,250
Purchase of other intangible assets	—	(3,021)
Purchase of cost-method investment	(250)	(99)
Decrease in restricted cash	1	392

Net cash used in investing activities	(31,090)	(158,746)

FINANCING ACTIVITIES
Payment of debt issuance costs	(5,822)	(5,327)
Repayments of notes payable	—	(673)
Payment of contingent consideration	(51,680)	—
Net proceeds from issuance of common stock pursuant to employee stock plans	20,389	13,408
Excess tax benefit related to equity awards	2,683	1,767
Payment of employee restricted stock minimum tax withholdings	(5,696)	(10,247)

Net cash used in financing activities	(40,126)	(1,072)
Effect of exchange rate changes on cash and cash equivalents	610	(80)

Net increase in cash and cash equivalents	142,229	57,293
Cash and cash equivalents, beginning of period	712,332	515,625

Cash and cash equivalents, end of period	$854,561	$572,918

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and six months ended March 24, 2012 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 29, 2012. Fiscal 2012 is a 53 week fiscal period.

During the fourth quarter of fiscal 2011, the Company reclassified compensation expense related to its Interlace Medical, Inc. (“Interlace”) acquisition from cost of product sales, research and development, selling and marketing and general administrative to a separate line item in its Consolidated Statements of Operations, “contingent consideration – compensation expense”. For the three months ended March 26, 2011, the aggregate amount of this reclassification was $1.1 million.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three and six months ended March 24, 2012.

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

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of March 24, 2012 and September 24, 2011, the Company’s financial assets that are re-measured at fair value on a recurring basis included $0.3 million in money market mutual funds in both periods that are classified as cash and cash equivalents in the Consolidated Balance Sheets. Money market funds are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets. The Company has a payment obligation under its Nonqualified Deferred Compensation Plan (“DCP”) to the participants of the DCP. This liability is recorded at fair value based on the underlying value of certain hypothetical investments as designated by each participant for their benefit. Since the value of the DCP obligation is based on market prices, the liability is classified within Level 1. In addition, the Company has contingent consideration liabilities related to its acquisitions that are recorded at fair value. The fair values of these liabilities are based on Level 3 inputs and are discussed in Notes 3 and 6(a).

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at March 24, 2012:

	Balance as of March 24, 2012	Fair Value at Reporting Date Using
		Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$314	$314	$—	$—

Total	$314	$314	$—	$—

Liabilities:
DCP liability	$24,833	$24,833	$—	$—
Contingent consideration	96,212	—	—	96,212

Total	$121,045	$24,833	$—	$96,212

The Company has classified its contingent consideration liabilities related to its acquisitions of Sentinelle Medical and Interlace within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. A reconciliation of the beginning and ending Level 3 liabilities is as follows:

	Three Months Ended		Six Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
Balance at beginning of period	$104,807	$30,596	$103,790	$29,500
Contingent consideration liabilities recorded at acquisition	—	86,600	—	86,600
Changes in fair value recorded to operating expenses	43,188	(5,271)	48,310	(4,175)
Payments	(51,783)	—	(55,888)	—

Balance at end of period	$96,212	$111,925	$96,212	$111,925

Payments of contingent consideration include amounts withheld from the former shareholders of Interlace pursuant to certain legal indemnification provisions and paid to other third-parties.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets comprise cost-method equity investments and long-lived assets, including property and equipment, intangible assets and goodwill.

The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $4.9 million and $4.6 million at March 24, 2012 and September 24, 2011, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost. As the inputs utilized for the Company’s periodic impairment assessment are not based on observable market data, these cost method investments are classified within Level 3 of the fair value hierarchy. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical. During the first quarter of fiscal 2011, the Company recorded an other-than-temporary impairment charge of $2.1 million related to one of these investments.

Refer to Note 5 for disclosure of the nonrecurring fair value measurement related to the loss on extinguishment of debt recorded in the second quarter of fiscal 2012 and the first quarter of fiscal 2011. Refer to Note 14 for disclosure of the nonrecurring fair value measurement related to the impairment charge of manufacturing equipment and equipment located at customer sites recorded in the second quarter of fiscal 2012.

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

The Company had $1.53 billion and $1.49 billion of Convertible Notes recorded (See Note 5) as of March 24, 2012 and September 24, 2011, respectively. The aggregate principal amount of the Convertible Notes at both periods was $1.725 billion. On February 29, 2012, the Company entered into separate, privately-negotiated exchange agreements under which it retired $500.0 million in aggregate principal of its 2007 Notes for $500.0 million in aggregate principal of new 2.00% Convertible Senior Notes due 2042 (“2012 Notes”). Subsequent to this transaction, the Company has three issues of Convertible Notes outstanding: 2007 Notes (principal of $775.0 million), 2010 Notes (principal of $450.0 million), and the 2012 Notes (principal of $500.0 million). The fair value of the 2007 Notes, 2010 Notes and 2012 Notes as of March 24, 2012 was approximately $770.7 million, $524.7 million and $502.6 million, respectively. The fair value of the 2007 Notes and 2010 Notes as of September 24, 2011 was approximately $1.20 billion and $468.7 million, respectively. The fair value of the Convertible Notes is based on quoted trading prices and represents a Level 1 measurement.

(3) Business Combinations

Gen-Probe Incorporated

On April 29, 2012, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) to acquire Gen-Probe Incorporated (“Gen-Probe”). Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the merger, each share of common stock of Gen-Probe issued and outstanding immediately prior to the effective time of the merger will be cancelled and converted into the right to receive $82.75 in cash. The Company anticipates that the total consideration to be paid, including the assumption of outstanding indebtedness of Gen-Probe less cash assumed, will be approximately $3.7 billion, and that the transaction will be funded through available cash and additional financing of term loans, a revolving credit facility and additional loans and/or notes. The Company also entered into a firm debt commitment letter with Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC, dated April 29, 2012. The transaction is expected to be completed in the second half of calendar 2012 and is subject to the satisfaction of customary closing conditions, including approval by Gen-Probe’s shareholders and termination or expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under any similar foreign statutes and regulations applicable to the merger. If the merger fails to close as a result of the financing not being available, the Company may be required to pay Gen-Probe a financing failure fee of $200 million, which will serve as liquidating damages and shall be Gen-Probe’s sole and exclusive remedy for such failure.

Gen-Probe, headquartered in San Diego, California, is a leader in molecular diagnostics products and services that are used primarily to diagnose human diseases, screen donated human blood, and ensure transplant compatibility.

TCT International Co., Ltd.

On June 1, 2011, the Company completed the acquisition of 100% of the equity interest in TCT International Co., Ltd. (“TCT”) and subsidiaries, a privately-held distributor of medical products, including the Company’s ThinPrep Pap Test, related instruments and other diagnostic and surgical products. TCT’s operating subsidiaries are located in Beijing, China. The Company’s acquisition of TCT has enabled it to obtain an established nationwide sales organization and customer support infrastructure in China, which is consistent with the Company’s international expansion strategy. TCT has been integrated within the Company’s international operations, and its results are primarily reported within the Company’s Diagnostics reporting segment and to a lesser extent within the Company’s GYN Surgical reporting segment from the date of acquisition. The Company concluded that the acquisition of TCT did not represent a material business combination, and therefore, no pro forma financial information has been provided herein.

The preliminary purchase price of $148.6 million is comprised of $135.0 million in cash, of which $100.0 million was paid up-front and $35.0 million plus a working capital adjustment, which has been preliminarily estimated to be $13.4 million, are deferred for one year. In addition, $0.9 million was paid in the first quarter of fiscal 2012 for additional assets acquired. This amount may be subject to further adjustment. The deferred payment has been recorded on a present value basis of $47.6 million in purchase accounting to reflect fair value and such payment is being accreted through interest expense over this one year period. In addition, the majority of the former shareholders of TCT may receive two annual contingent earn-out payments (subject to adjustment) not to exceed $200.0 million less the deferred payment. The contingent earn-out payments are based on a multiple of incremental revenue growth for the one year periods beginning January 1, 2011 and January 1, 2012 as compared to the respective prior year periods, and are payable after the first and second anniversaries from the date of acquisition, respectively. Since these payments are contingent on future employment, they are being recognized as compensation expense ratably over the required service periods, the first and second year anniversaries from the date of acquisition. Based on its revenue projections for the TCT business, the Company recorded compensation expense of $17.5 million and $27.5 million for the three and six month periods ended March 24, 2012, respectively. As of March 24, 2012, the Company has accrued $45.1 million for these contingent payments.

The Company did not issue any equity awards in connection with this acquisition. The Company incurred third-party transaction costs of $1.3 million, which were expensed within general and administrative expenses primarily in fiscal 2011.

The allocation of purchase consideration to assets and liabilities is not yet finalized. The allocation of the preliminary purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of June 1, 2011 and these estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The Company is continuing to obtain information to determine the fair value of certain acquired assets and liabilities, including tax assets and liabilities. The components of the preliminary purchase price allocation are as follows:

Cash	$27,961
Accounts receivable	17,773
Inventory	5,197
Property and equipment	4,802
Other tangible assets	1,082
Accrued taxes	(14,399)
Accounts payable and accrued expenses	(7,082)
Customer relationships	45,780
Business licenses	2,500
Trade names	2,110
Deferred taxes, net	(12,493)
Goodwill	75,389

Purchase Price	$148,620

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

Interlace Medical, Inc.

On January 6, 2011, the Company consummated the acquisition of 100% of the equity interest in Interlace, a privately-held company located in Framingham, Massachusetts. Interlace is the developer, manufacturer and supplier of the MyoSure hysteroscopic tissue removal system (“MyoSure”). The MyoSure system is a new and innovative tissue removal device that is designed to provide incision-less removal of fibroids and polyps within the uterus. Interlace’s operations are reported within the Company’s GYN Surgical reporting segment from the date of acquisition. The Company believes that MyoSure is a complementary product to its existing surgical product portfolio. The Company concluded that the acquisition of Interlace did not represent a material business combination, and therefore, no pro forma financial information has been provided herein.

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

The contingent payments are based on a multiple of incremental revenue growth during a two-year period following the completion of the acquisition. Pursuant to ASC 805, Business Combinations, the Company recorded its estimate of the fair value of the contingent consideration liability based on future revenue projections of the Interlace business under various potential scenarios and weighted probability assumptions of these outcomes. As of the date of acquisition, these cash flow projections were discounted using a rate of 15.6%. The discount rate is based on the weighted-average cost of capital of the acquired business plus a credit risk premium for non-performance risk related to the liability pursuant to ASC 820. This analysis resulted in an initial contingent consideration liability of $86.6 million, which is adjusted periodically as a component of operating expenses based on changes in fair value of the liability driven by the accretion of the liability for the time value of money and changes in the assumptions pertaining to the achievement of the defined revenue growth milestones. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820. This fair value measurement is directly impacted by the Company’s estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or benefits, respectively, as appropriate. The Company recorded charges of $42.9 million and $48.5 million for the three and six month periods ended March 24, 2012, respectively, and $2.7 million for the three and six month periods ended March 26, 2011 for changes in fair value of the contingent consideration liability. The fair value of the contingent consideration for the first measurement period was $51.8 million. This payment was disbursed during the second quarter of fiscal 2012 of which $47.6 million is reflected in the Consolidated Statements of Cash Flows as cash used in financing activities, representing the liability recognized at fair value for the first measurement period as of the acquisition date. The remainder, which is related to changes in the fair value of the liability, is reflected within cash provided by operating activities. As of March 24, 2012, the Company has accrued $89.6 million for the second measurement period contingent payment.

The Company did not issue any equity awards in connection with this acquisition. The Company incurred third-party transaction costs of $0.4 million, which were expensed within general and administrative expenses in fiscal 2011.

The purchase price is as follows:

Cash	$126,798
Contingent consideration	86,600

Total purchase price	$213,398

The allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of January 6, 2011. The components of the purchase price allocation are as follows:

Cash	$9,070
Inventory, including fair value adjustments	1,795
Other tangible assets	1,291
Accounts payable and accrued expenses	(1,988)
Developed technology	158,741
Trade names	1,750
Deferred taxes, net	(45,342)
Goodwill	88,081

Purchase Price	$213,398

As part of the purchase price allocation, the Company determined that the separately identifiable intangible assets were developed technology and trade names related to the MyoSure product name. The fair value of the intangible assets was determined through the application of the income approach, and the cash flow projections were discounted at 12.7%. Developed technology represented currently marketable Interlace products that the Company will continue to sell and utilize to enhance and incorporate into the Company’s existing products. In determining the fair value of developed technology, consideration was only given to products that had been approved by the FDA. Based on the early stage of other projects and an insignificant allocation of resources to those projects, the Company concluded that there were no in-process projects of a material nature. Developed technology and trade names are being amortized over 15 years and 13 years, respectively. The excess of the purchase price over the fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The goodwill recognized is attributable to expected synergies that the Company will realize from this acquisition. None of the goodwill is expected to be deductible for income tax purposes.

Beijing Healthcome Technology Company, Ltd.

On July 19, 2011, the Company completed its acquisition of 100% of the equity in Beijing Healthcome Technology Company, Ltd. (“Healthcome”), a privately-held manufacturer of medical equipment, including mammography equipment, located in Beijing, China. Healthcome manufactured analog mammography products targeted to lower tier hospital segments in China. Additionally, Healthcome had been collaborating with the Company’s research and development team to integrate its selenium detector technology into the Healthcome mammography platform. On December 21, 2011 the Company received SFDA approval in China for its Serenity digital mammography system. This acquisition provides the Company with manufacturing capability in China and additional access to the Chinese markets. The purchase price was $9.8 million in cash, subject to adjustment. In addition, the Company is obligated to make future payments to the shareholders, who remain employed, up to an additional $7.1 million over three years. Since these payments are contingent on future employment, they will be recognized as compensation expense ratably over the respective service periods. The Company recorded compensation expense of $0.6 million and $1.0 million in the three and six month periods ended March 24, 2012, respectively. Healthcome’s operations are reported within the Company’s Breast Health reporting segment from the date of acquisition.

As part of the preliminary purchase price allocation, the Company determined that the separately identifiable intangible assets were developed technology of $3.3 million, in-process research and development of $0.9 million, and trade names of $0.2 million. The in-process research and development project was completed in the first quarter of fiscal 2012. The Company is continuing to obtain information pertaining to certain acquired assets and liabilities, including tax assets and liabilities. The fair value of the intangible assets was determined through the application of the income approach, and the cash flow projections were discounted using rates ranging from 27% to 30%. Developed technology and trade names are being amortized over their useful lives of 13 and 7 years, respectively. The excess of the purchase price over the fair value of the tangible net assets and intangible assets acquired of $6.8 million was recorded to goodwill. The goodwill recognized is attributable to expected synergies that the Company will realize from this acquisition. None of the goodwill is expected to be deductible for income tax purposes.

(4) Other Balance Sheet Information

	March 24, 2012	September 24, 2011
Inventories
Raw materials	$116,388	$113,612
Work-in-process	31,492	30,217
Finished goods	86,492	86,715

	$234,372	$230,544

	March 24, 2012	September 24, 2011
Property and equipment
Equipment and software	$231,777	$223,403
Equipment under customer usage agreements	185,318	172,614
Building and improvements	59,842	58,937
Leasehold improvements	43,981	43,554
Furniture and fixtures	12,654	12,401
Land	8,863	8,883

	542,435	519,792
Less – accumulated depreciation and amortization	(310,412)	(281,126)

	$232,023	$238,666

(5) Convertible Notes

On December 10, 2007, the Company issued and sold $1.725 billion, at par, of 2.00% Convertible Senior Notes due 2037 (the “2007 Notes”). Net proceeds from the offering were $1.69 billion, after deducting the underwriters’ discounts and offering expenses, and were used to repay certain of the Company’s outstanding senior secured indebtedness incurred in connection with the merger with Cytyc in fiscal 2008. The Company has recorded the Convertible Notes net of the unamortized debt discount as required by U.S. generally accepted accounting principles. On November 18, 2010, the Company entered into separate, privately-negotiated exchange agreements under which it retired $450.0 million in aggregate principal of its 2007 Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037 (“2010 Notes”). In connection with this exchange transaction, the Company recorded a loss on extinguishment of debt of $29.9 million in the first quarter of fiscal 2011. For additional information pertaining to the terms and provisions and related accounting for the 2007 Notes and 2010 Notes, refer to Note 5 to the consolidated financial statements contained in Item 15 of the Annual Report on Form 10-K for the year ended September 24, 2011.

On February 29, 2012, the Company entered into separate, privately-negotiated exchange agreements under which it retired $500.0 million in aggregate principal of the 2007 Notes for $500.0 million in aggregate principal of new 2.00% Convertible Senior Notes due 2042 (“2012 Notes”). In connection with this exchange transaction, the Company recorded a loss on extinguishment of debt of $42.3 million in the second quarter of fiscal 2012. Following this transaction, $775.0 million in principal amount of the 2007 Notes remain outstanding.

Holders may require the Company to repurchase the 2012 Notes on any of March 1, 2018, March 1, 2022, March 1, 2027, March 1, 2032 and March 2, 2037 or upon a fundamental change, as provided in the indenture for the 2012 Notes, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest. The Company may redeem any of the 2012 Notes beginning March 6, 2018, by giving holders at least 30 days’ notice. The Company may redeem the 2012 Notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

The 2012 Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on March 1 and September 1 of each year, beginning September 1, 2012, and ending on March 1, 2018 and will accrete principal from March 1, 2018 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing March 1, 2018, the Company will pay contingent interest during any six month interest period to the holders of 2012 Notes if the “trading price”, as defined, of the 2012 Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the 2012 Notes. The holders of the 2012 Notes may convert the 2012 Notes into shares of the Company’s common stock at a conversion price of $31.175 per share, subject to adjustment, prior to the close of business on March 1, 2042, subject to prior redemption or repurchase of the 2012 Notes, under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the 2012 Notes have been called for redemption; or (4) upon the occurrence of specified corporate events. None of these triggering events had occurred as of March 24, 2012.

In lieu of delivery of shares of the Company’s common stock in satisfaction of the Company’s obligation upon conversion of the 2012 Notes, the Company may elect to deliver cash or a combination of cash and shares of its common stock. If the Company elects to satisfy its conversion obligation solely in cash, the Company is required to deliver cash in an amount as provided in the indenture for the 2012 Notes. If the Company elects to satisfy its conversion obligation in a combination of cash and shares of the Company’s common stock, the Company is required to deliver up to a specified dollar amount of cash per $1,000 original principal amount of 2012 Notes, and will settle the remainder of its conversion obligation in shares of its common stock, in each case based on the daily conversion value calculated as provided in the indenture for the 2012 Notes. In addition, at any time on or prior to the 35th scheduled trading day prior to the maturity date of the 2012 Notes, the Company may make an irrevocable election to settle conversions of the 2012 Notes either solely in cash or in a combination of cash and shares of our common stock with a specified cash amount at least equal to the accreted principal amount of the 2012 Notes. This net share settlement election is in the Company’s sole discretion and does not require the consent of holders of the 2012 Notes. It is the Company’s current intent and policy to settle any conversion of the 2012 Notes as if the Company had elected to make this net share settlement election.

The 2012 Notes are the Company’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured debt and prior to all future subordinated debt. The 2012 Notes are effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

Accounting for the Convertible Notes

The 2007 Notes, 2010 Notes and 2012 Notes were recorded pursuant to FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1)(codified within ASC 470, Debt) since they can be settled in cash, or partially in cash, upon conversion. FSP APB 14-1 requires the liability and equity components of the convertible debt instrument to be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is subsequently recognized. The excess of the debt’s principal amount over the amount allocated to the liability component is recognized as the value of the embedded conversion feature (“equity component”) within additional-paid-in capital in stockholders’ equity and amortized to interest expense using the effective interest method. The liability component is initially recorded at its fair value, which is calculated using a discounted cash flow technique. Key inputs used to estimate the fair value of the liability component included the Company’s estimated nonconvertible debt borrowing rate as of the measurement date (i.e. the date the Convertible Notes are issued), the amount and timing of cash flows, and the expected life of the Convertible Notes. In addition, third-party transaction costs are required to be allocated to the liability and equity components based on their relative values.

The Company accounted for the retirement of the 2007 Notes, discussed above, under the derecognition provisions of subtopic ASC 470-20-40, which requires the allocation of the fair value of the consideration transferred (i.e., the 2012 Notes) between the liability and equity components of the original instrument to determine the gain or loss on the transaction. In connection with this transaction, the Company recorded a loss on extinguishment of debt of $42.3 million, which is comprised of the loss on the debt itself of $39.7 million and the write-off of the pro-rata amount of debt issuance costs of $2.6 million allocated to the notes retired. The loss on the debt itself is calculated as the difference between the fair value of the liability component of the 2007 Notes amount retired immediately before the exchange and its related carrying value immediately before the exchange.

The fair value of the liability component was calculated using a discounted cash flow technique with an effective interest rate of 2.89%, representing the estimated nonconvertible debt borrowing rate with a maturity as of the measurement date consistent with the 2007 Notes first put date of December 2013. In addition, under this accounting standard, a portion of the fair value of the consideration transferred is allocated to the reacquisition of the equity component, which is the difference between the fair value of the consideration transferred and the fair value of the liability component immediately before the exchange. As a result, on a gross basis, $41.6 million was allocated to the reacquisition of the equity component of the original instrument, which is recorded net of deferred taxes within capital in excess of par value.

The 2012 Notes have the same characteristics as the 2007 Notes and 2010 Notes and can be settled in cash or a combination of cash and shares of common stock (i.e., partial settlement). As such, the Company is required to account for the liability and equity components of its 2012 Notes separately to reflect its nonconvertible debt borrowing rate. The Company estimated the fair value of the 2012 Notes liability component to be $454.2 million using a discounted cash flow technique with an estimated effective interest rate of 3.72%, representing the estimated nonconvertible debt borrowing rate with a maturity as of the measurement date consistent with the 2012 Notes first put date of March 2018.

The excess of the fair value of the consideration transferred, which was estimated using a binomial lattice model, over the estimated fair value of the liability component of $79.7 million was allocated to the embedded conversion feature as an increase to capital in excess of par value with a corresponding offset recognized as a discount to reduce the net carrying value of the 2012 Notes. The net debt discount of the 2012 Notes is being amortized to interest expense over a six-year period ending March 1, 2018 (the expected life of the liability component) using the effective interest method. In addition, third-party transaction costs have been allocated to the liability and equity components based on the relative values of these components.

As of March 24, 2012 and September 24, 2011, the Convertible Notes and related equity components (recorded in capital in excess of par value, net of deferred taxes) consisted of the following:

	March 24, 2012	September 24, 2011
2007 Notes principal amount	$775,000	$1,275,000
Unamortized discount	(70,785)	(147,287)

Net carrying amount	$704,215	$1,127,713
Equity component, net of taxes	$233,353	$259,000

2010 Notes principal amount	$450,000	$450,000
Unamortized discount	(81,862)	(89,133)

Net carrying amount	$368,138	$360,867
Equity component, net of taxes	$60,054	$60,054

2012 Notes principal amount	$500,000	$—
Unamortized discount	(45,326)	—

Net carrying amount	$454,674	$—
Equity component, net of taxes	$49,195	$—

Interest expense under the Convertible Notes is as follows:

	Three Months Ended		Six Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
Amortization of debt discount	$17,946	$17,750	$36,899	$36,209
Amortization of deferred financing costs	975	944	1,982	1,956

Non-cash interest expense	18,921	18,694	38,881	38,165
2.00% accrued interest	8,567	8,625	17,145	17,230

	$27,488	$27,319	$56,026	$55,395

If the Company fails to comply with the reporting obligations contained in the Convertible Notes agreements, the sole remedy of the holders of the Convertible Notes for the first 90 days following such event of default consists exclusively of the right to receive an extension fee in an amount equal to 0.25% of the accreted principal amount of the Convertible Notes. Based on the Company’s evaluation of the Convertible Notes in accordance with ASC 815, Derivatives and Hedging, Subtopic 40, Contracts in Entity’s Own Equity, the Company determined that the Convertible Notes contain a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment, requiring bifurcation as the features are not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal for all periods presented.

As of March 24, 2012, upon conversion, including the potential premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 75.6 million common shares to the Convertible Note holders.

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

These contingent consideration arrangements are recorded as either additional purchase price or compensation expense if continuing employment is required to receive such payments. Pursuant to ASC 805, contingent consideration that is deemed to be part of the purchase price is recorded as a liability based on the estimated fair value of the consideration the Company expects to pay to the former shareholders of the acquired business as of the acquisition date. This liability is re-measured each reporting period with the changes in fair value recorded through a separate line item within the Company’s Consolidated Statements of Operations. Increases or decreases in the fair value of contingent consideration liabilities can result from accretion of the liability for the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. Contingent consideration arrangements from acquisitions completed prior to the adoption of ASC 805 (effective in fiscal 2010 for the Company) that are deemed to be part of the purchase price of the acquisition are not subject to the fair value measurement requirements of ASC 805 and are recorded as additional purchase price to goodwill.

In connection with the acquisition of Adiana, Inc., the Company has an obligation to the former Adiana shareholders to make contingent payments tied to the achievement of milestones. The milestone payments include potential contingent payments of up to $155.0 million based on worldwide sales of the Adiana Permanent Contraception System in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. FDA approval of the Adiana system occurred on July 6, 2009, and the Company began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. Since this contingent consideration obligation arose from an acquisition prior to the adoption of ASC 805, the amounts accrued are recorded as additional purchase price to goodwill. The purchase agreement includes an indemnification provision that provides for the reimbursement of qualifying legal expenses and liabilities associated with legal claims against the Adiana products and intellectual property, and the Company has the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs. The Company has been in litigation with Conceptus regarding certain intellectual property matters related to the Adiana system, and to the extent available, the Company has been recording legal fees related to the Conceptus litigation matter (described below) as a reduction to the accrued contingent consideration payments. The Company made payments of $8.8 million and $19.7 million in the first quarter of fiscal 2012 and 2011, respectively, to the former Adiana shareholders, net of amounts withheld for the legal indemnification provision. No contingent consideration has been earned and recorded through the first two quarters of fiscal 2012 as there has been no incremental revenue growth of the Adiana system in the current measurement period. On October 17, 2011, the jury returned a verdict in the Conceptus litigation matter (see below) in favor of Conceptus awarding damages in the amount of $18.8 million. On April 29, 2012, the Company entered into a license and settlement agreement with Conceptus in which Conceptus agreed to forgo the $18.8 million jury award in consideration of the Company agreeing to a permanent injunction against the manufacture, sale and distribution of the Adiana product. At March 24, 2012, the Company has accrued $18.8 million for the payment of contingent consideration to the former Adiana shareholders.

In connection with the acquisition of Sentinelle Medical (acquired in the fourth quarter of fiscal 2010), the purchase agreement includes three contingent payments up to a maximum of an additional $250.0 million in cash. The contingent payments are based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition as follows: six months after acquisition, 12 months after acquisition, and 24 months after acquisition. Pursuant to ASC 805, the Company recorded its estimate of the fair value of the contingent consideration liability based on future revenue projections of the Sentinelle Medical business under various potential scenarios and weighted probability assumptions of these outcomes. As of the date of acquisition, these cash flow projections were discounted using a rate of 16.5%. This analysis resulted in an initial contingent consideration liability of $29.5 million. Each quarter, the Company re-evaluates its assumptions, including the revenue and probability assumptions for future earn-out periods, which has resulted in lower revenue projections. As a result of these adjustments, which were partially offset by the accretion of the liability, and using a current discount rate of approximately 17.0%, the Company recorded a reversal of expense of $14.3 million in fiscal 2011 to record the contingent consideration liability at its estimated fair value. The first two earn-out periods have lapsed, and the Company made payments of $4.1 million and $4.3 million in fiscal 2012 and 2011, respectively. At March 24, 2012, the fair value of this liability is $6.6 million.

The Company also has contingent consideration obligations related to its Interlace, TCT and Healthcome acquisitions. Pursuant to ASC 805, contingent consideration pertaining to Interlace is required to be recorded as a liability at fair value and was $89.6 million as of March 24, 2012. During the second quarter of fiscal 2012, the first measurement period lapsed resulting in a total contingent consideration amount recorded for this period of $51.8 million, which was disbursed to the former shareholders of Interlace, net of amounts withheld for certain legal indemnification purposes. In connection with the Interlace acquisition, $2.1 million of the initial consideration was recorded as compensation expense and paid in fiscal 2011 and no further amounts of contingent consideration will be recorded as compensation expense related to this acquisition. Contingent consideration pertaining to TCT and Healthcome is contingent upon future employment and is being recorded as compensation expense as it is earned, and this liability at March 24, 2012 aggregated $46.5 million. For additional information pertaining to the Interlace, TCT and Healthcome acquisitions, contingent consideration terms and the assumptions used to fair value contingent consideration, refer to Note 3.

A summary of amounts recorded to the Consolidated Statements of Operations is as follows:

Statement of Operations Line Item - 3 Months Ended March 24, 2012	Sentinelle Medical	Interlace	TCT	Healthcome	Total
Contingent consideration – compensation expense	$—	$—	$17,527	$594	$18,121
Contingent consideration – fair value adjustments	258	42,930	—	—	43,188

	$258	$42,930	$17,527	$594	$61,309

Statement of Operations Line Item - 6 Months Ended March 24, 2012	Sentinelle Medical	Interlace	TCT	Healthcome	Total
Contingent consideration – compensation expense	$—	$—	$27,539	$1,023	$28,562
Contingent consideration – fair value adjustments	(210)	48,520	—	—	48,310

	$(210)	$48,520	$27,539	$1,023	$76,872

Statement of Operations Line Item - 3 Months Ended March 26, 2011	Sentinelle Medical	Interlace	Total
Contingent consideration – compensation expense	$—	$1,055	$1,055
Contingent consideration – fair value adjustments	(8,000)	2,729	(5,271)

	$(8,000)	$3,784	$(4,216)

Statement of Operations Line Item - 6 Months Ended March 26, 2011	Sentinelle Medical	Interlace	Total
Contingent consideration – compensation expense	$—	$1,055	$1,055
Contingent consideration – fair value adjustments	(6,904)	2,729	(4,175)

	$(6,904)	$3,784	$(3,120)

(b) Litigation and Related Matters

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception System would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana system. The complaint sought preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana System based on alleged infringement of certain claims of three of the five patents. A hearing on Conceptus’ preliminary injunction motion was held on November 4, 2009, and on November 6, 2009, the Court issued an order denying the motion. On January 19, 2010, upon stipulation of the parties, the Court dismissed all claims relating to three of the five asserted patents with prejudice. A Markman hearing on claim construction took place on March 10, 2010 and a ruling was issued on March 24, 2010. On April 12, 2010, in response to Hologic’s counterclaims of unfair competition filed in October of 2009, the Court granted Conceptus leave to amend its counterclaims adding charges of unfair competition. On June 23, 2010, upon stipulation of the parties, the judge dismissed the asserted claims of an additional patent leaving three claims of U.S. patent 7,506,650 being asserted against the Company in the case. On August 10, 2010, the parties entered into a settlement agreement dismissing all unfair competition claims against each other. A hearing on both parties’ motions for summary judgment on the patent claims occurred on December 9, 2010, and on December 16, 2010, a ruling was issued granting Hologic summary judgment of no infringement of one of the three asserted claims. A trial was held from October 3, 2011 through October 14, 2011 related to the asserted claims. On October 17, 2011 the jury returned a verdict in favor of Conceptus and awarded damages to Conceptus in the amount of $18.8 million. Post trial motions were filed by both parties including a motion by Conceptus seeking to enjoin the Company from further sales of the Adiana system. A hearing on the post trial motions and injunction request took place on January 6, 2012, and on January 9, 2012, the judge issued an order denying Conceptus’ motion for an injunction and further found that the Company will not be required to pay royalties on future sales of the Adiana system nor any supplemental damages. On January 19, 2012, the Court granted Hologic’s motion to stay the payment of damages pending appeal. On February 8, 2012, Hologic filed a notice of appeal to overturn the jury verdicts related to infringement and validity. On the same day Conceptus filed a notice of appeal to overturn the Court’s denial of the permanent injunction. On April 29, 2012, the Company entered into a license and settlement agreement with Conceptus in which Conceptus agreed to forgo the $18.8 million jury award in consideration of the Company agreeing to a permanent injunction against the manufacture, sale and distribution of the Adiana product. The Company has also granted Conceptus a license to Hologic’s intellectual property related to the Adiana product.

On July 16, 2010, Smith & Nephew, Inc. filed suit against Interlace, which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that the Interlace MyoSure hysteroscopic tissue removal device infringes U.S. patent 7,226,459. The complaint seeks permanent injunctive relief and unspecified damages. A Markman hearing was held November 9, 2010, and a ruling was issued on April 21, 2011. On November 22, 2011, Smith & Nephew, Inc. filed suit against Hologic in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that use of the MyoSure hysteroscopic tissue removal system infringes U.S. patent 8,061,359. The complaint seeks preliminary and permanent injunctive relief and unspecified damages. On January 17, 2012, at a hearing on Smith & Nephew’s motion for preliminary injunction with respect to the suit filed November 22, 2011, the judge did not issue an injunction, consolidated the two matters for a single trial and scheduled a trial on the merits for both claims for June 25, 2012. A case management conference held on February 14, 2012 resulted in the trial being rescheduled to begin on August 20, 2012. On March 15, 2012, the Court heard summary judgment arguments related to the ‘459 patent and claim construction arguments related to the ‘359 patent. The purchase and sale agreement associated with the acquisition of Interlace includes an indemnification provision that provides for the reimbursement of a portion of legal expenses in defense of the Interlace intellectual property. The Company has the right to collect certain amounts set aside in escrow and, as applicable, offset contingent consideration payments of qualifying legal costs. The Company has recorded legal fees incurred for this suit under the indemnification provision net within accrued expenses. At this time, the Company believes a loss is neither probable nor remote and based on available information regarding this litigation, the Company is unable to determine an estimate, or a range of estimates, of potential losses.

On March 6, 2012, Enzo Life Sciences, Inc. (“Enzo”) filed a suit in the United States District Court of Delaware against Hologic alleging that certain of the Company’s molecular diagnostics products infringe Enzo’s U.S. Patent 6,992,180. Hologic has not been served with the complaint. At this time, the Company believes a loss is neither probable nor remote and based on available information regarding this matter, the Company is unable to determine an estimate, or a range of estimates, of potential losses.

The Company is a party to various other legal proceedings and claims arising out of the ordinary course of its business. The Company believes that except for those described above there are no other proceedings or claims pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations.

(7) Sale of Makena

On January 16, 2008, the Company entered into an agreement to sell the full world-wide rights of its Makena (formerly Gestiva) pharmaceutical product to K-V Pharmaceutical Company (“KV”) upon FDA approval of the then pending Makena new drug application for $82.0 million. The Company has executed certain amendments to this agreement resulting in an increase of the total sales price to $199.5 million and changing when payments are due to the Company, which were based on obtaining FDA approval. Amounts received from KV of $79.5 million prior to FDA approval were deferred.

On February 3, 2011, the Company received FDA approval of Makena, and subject to a security interest and a right of reversion for failure to make future payments, all rights to Makena were transferred to KV. Upon FDA approval, the Company received $12.5 million, and including the $79.5 million previously received, the Company recorded a gain on the sale of intellectual property, net of the write-off of certain assets, of $84.5 million in the second quarter of fiscal 2011. Pursuant to the amended agreement, the Company received $12.5 million in the second quarter of fiscal 2012, which has been recorded net of amounts due to the inventor of Makena. Currently, the remaining $95.0 million of the sales price is due over a period of 18 to 30 months from FDA approval (subject to further deferral elections) depending on which one of two payment options KV selects. KV will also owe the Company a 5% royalty on sales for certain time periods determined based upon the payment option or deferral elections selected by KV.

Due to uncertainty regarding collection, any amounts to be received in the future from KV have not been recorded in the Company’s consolidated financial statements, and as the Company receives the amounts owed, the payments will be recorded as a gain within operating expenses in the Consolidated Statement of Operations in the period received.

(8) Pension and Other Employee Benefits

The Company has certain defined benefit pension plans covering the employees of its AEG German subsidiary. As of March 24, 2012 and September 24, 2011, the Company has recorded a pension liability of $7.9 million and $8.1 million, respectively, primarily as a component of long-term liabilities in the Consolidated Balance Sheets. As of March 24, 2012 and September 24, 2011, the pension plans held no assets. Under German law, there is no minimum funding requirement imposed on employers. The Company’s net periodic benefit cost and components thereof were not material during the three and six months ended March 24, 2012 and March 26, 2011.

(9) Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding plus the dilutive effect of potential common shares from outstanding stock options, restricted stock units, the employee stock purchase plan, and convertible debt determined by applying the treasury stock method. In accordance with ASC 718, Stock Compensation, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of restricted stock units and stock options that are in-the-money based on the Company’s average stock during the period.

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

A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Six Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
Numerator:
Net (loss) income	$(40,273)	$82,445	$(19,461)	$93,385

Denominator:
Basic weighted average common shares outstanding	263,900	260,825	263,309	260,224
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	—	3,205	—	3,364

Diluted weighted average common shares outstanding	263,900	264,030	263,309	263,588

Basic net (loss) income per common share	$(0.15)	$0.32	$(0.07)	$0.36

Diluted net (loss) income per common share	$(0.15)	$0.31	$(0.07)	$0.35

Weighted-average anti-dilutive shares related to:
Outstanding stock options	9,644	6,045	10,971	7,710
Restricted stock units	846	—	1,602	1

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

(10) Stock-Based Compensation

Share-based compensation expense is as follows:

	Three Months Ended		Six Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
Cost of revenues	$1,275	$1,138	$2,382	$2,541
Research and development	1,277	1,316	2,478	2,552
Selling and marketing	1,844	1,489	3,394	3,144
General and administrative	4,553	4,825	9,352	11,229

	$8,949	$8,768	$17,606	$19,466

The Company granted approximately 2.1 million and 2.2 million stock options during the six months ended March 24, 2012 and March 26, 2011, respectively, with weighted average exercise prices of $17.05 and $17.00, respectively. There were 15.6 million options outstanding at March 24, 2012 with a weighted average exercise price of $17.35.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Six Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
Risk-free interest rate	0.7%	1.0%	0.7%	1.0%
Expected volatility	47%	45%	47%	45%
Expected life (in years)	4.3	4.2	4.3	4.2
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$6.63	$7.02	$6.42	$6.19

The Company granted approximately 1.5 million and 1.2 million restricted stock units (RSU) during the six months ended March 24, 2012 and March 26, 2011, respectively, with weighted average grant date fair values of $17.09 and $16.87, respectively. As of March 24, 2012, there were 3.5 million unvested RSUs outstanding with a weighted average grant date fair value of $16.29.

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and RSUs. The vesting term of stock options granted to employees is generally five years with annual vesting of 20% per year on the anniversary of the grant date, and RSUs granted to employees generally vest over four years with annual vesting at 25% per year on the anniversary of the grant date. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that is ultimately expected to vest. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 4.5% as of March 24, 2012. This analysis is periodically re-evaluated and forfeiture rates will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.

At March 24, 2012, there was $35.1 million and $45.6 million of unrecognized compensation expense related to stock options and RSUs, respectively, to be recognized over a weighted average period of 3.3 years and 2.8 years, respectively.

(11) Comprehensive (Loss) Income

The Company’s other comprehensive (loss) income solely consists of foreign currency translation adjustments. A reconciliation of comprehensive (loss) income is as follows:

	Three Months Ended		Six Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
Net (loss) income as reported	$(40,273)	$82,445	$(19,461)	$93,385
Translation adjustment	5,034	8,912	4,676	8,658

Comprehensive (loss) income	$(35,239)	$91,357	$(14,785)	$102,043

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

Identifiable assets for the four principal operating segments consist of inventories, intangible assets including goodwill, and property and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three and six months ended March 24, 2012 and March 26, 2011. Segment information is as follows:

	Three Months Ended		Six Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
Total revenues:
Breast Health	$218,631	$205,866	$433,983	$401,218
Diagnostics	151,841	138,231	305,905	277,331
GYN Surgical	77,178	71,490	155,723	147,173
Skeletal Health	23,515	23,064	48,265	45,500

	$471,165	$438,651	$943,876	$871,222

Operating income (loss):
Breast Health	$48,869	$50,777	$96,286	$85,135
Diagnostics	21,619	108,057	41,757	133,097
GYN Surgical	(63,377)	(6,388)	(68,390)	3,143
Skeletal Health	3,023	2,942	7,240	5,733

	$10,134	$155,388	$76,893	$227,108

Depreciation and amortization:
Breast Health	$10,470	$11,110	$21,074	$22,243
Diagnostics	39,926	40,629	79,915	81,497
GYN Surgical	26,217	23,531	52,305	44,529
Skeletal Health	428	465	870	936

	$77,041	$75,735	$154,164	$149,205

	Three Months Ended		Six Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011

Capital expenditures:
Breast Health	$2,213	$4,474	$3,782	$7,777
Diagnostics	9,455	5,662	17,623	11,473
GYN Surgical	3,251	2,580	6,000	4,883
Skeletal Health	9	693	466	1,050
Corporate	2,823	1,193	5,686	2,504

	$17,751	$14,602	$33,557	$27,687

	March 24, 2012	September 24, 2011

Identifiable assets:
Breast Health	$983,274	$985,196
Diagnostics	1,717,394	1,770,107
GYN Surgical	1,993,352	2,049,682
Skeletal Health	32,576	31,864
Corporate	1,321,660	1,171,931

	$6,048,256	$6,008,780

The Company had no customers with balances greater than 10% of accounts receivable as of March 24, 2012 or September 24, 2011, or any customer that represented greater than 10% of product revenues during the three and six months ended March 24, 2012 and March 26, 2011.

The Company operates in the major geographic areas as noted in the below chart. Revenue data is based upon customer location, and internationally totaled $116.5 million and $234.1 million during the three and six months ended March 24, 2012, respectively, and $98.5 million and $194.3 million during the three and six months ended March 26, 2011, respectively. Other than the United States, no single country accounted for more than 10% of consolidated revenues. The Company’s sales in Europe are predominantly derived from Germany, the United Kingdom and the Netherlands. The Company’s sales in Asia-Pacific are predominantly derived from China, Australia and Japan. The “All others” designation includes Canada, Latin America and the Middle East. Products sold by the Company internationally are manufactured at both domestic and international locations.

Revenues by geography as a percentage of total revenues are as follows:

	Three Months Ended		Six Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
United States	75%	78%	75%	78%
Europe	11%	13%	12%	13%
Asia	8%	5%	8%	5%
All others	6%	4%	5%	4%

	100%	100%	100%	100%

(13) Income Taxes

In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective rate. The Company records income tax expense each quarter based on its best estimate of the annual effective rate for the full fiscal year and uses that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period.

The Company’s effective tax rates for the three and six month periods ended March 24, 2012 were 31.3% and (4.0)%, respectively. The Company’s effective tax rates for the three and six month periods ended March 26, 2011 were 36.0% and 33.9%, respectively. For the three and six months ended March 24, 2012, the effective tax rate was less than the statutory rate primarily due to the tax benefit for charges recorded in the second quarter of fiscal 2012 related to the debt extinguishment loss and discontinuing the Adiana product line. These discrete benefits were partially offset by the net recurring rate impact of the non-deductible TCT contingent consideration compensation expense, non-deductible contingent consideration fair value adjustments for Interlace and Sentinelle Medical and the Section 199 manufacturing deduction. For the three months ended March 26, 2011, the effective tax rate primarily reflected the statutory rate. For the six months ended March 26, 2011, the effective tax rate was less than the statutory rate primarily due to the Section 199 manufacturing deduction, current year U.S. and Canadian research credits, the retroactively reinstated Federal research credit, and the tax benefit generated from the debt extinguishment loss recorded in the first quarter of fiscal 2011.

As of March 24, 2012, the Company has recorded $837.3 million of net deferred tax liabilities, which is net of certain deferred tax assets, compared to $917.8 million at September 24, 2011. The Company’s deferred tax assets are periodically evaluated to determine their recoverability. In connection with retiring $500.0 million principal of the 2007 Notes, the Company is required to recapture the original issuance discount it deducted for tax purposes and remit $59.0 million to the Internal Revenue Service and state taxing jurisdictions in fiscal 2012. This amount had been recorded within the deferred tax liabilities.

The Company has $30.5 million of gross unrecognized tax benefits, including interest, at March 24, 2012. This represents the unrecognized tax that, if recognized, would reduce the Company’s effective tax rate. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities within income tax expense. As of March 24, 2012, accrued interest is $0.9 million, net of federal benefit, and no penalties have been accrued.

The current tax returns are subject to examination through fiscal 2016. In fiscal 2011, the Company completed an IRS examination for fiscal years 2007, 2008 and 2009 resulting in a $7.6 million payment The Company has a tax holiday in Costa Rica that currently does not materially impact its effective tax rate and is scheduled to expire in 2015.

(14) Restructuring

At the end of the second quarter of fiscal 2012, the Company decided to cease manufacturing, marketing and selling its Adiana system, which is a product line within the Company’s GYN Surgical reporting segment, determining that the product was not financially viable and would not become so in the foreseeable future. As a result, the Company recorded impairment charges within in cost of product sales in the Consolidated Statement of Operations aggregating $17.9 million, comprised of $9.2 million to record inventory at its net realizable value, $6.1 million to write down certain manufacturing equipment, including equipment placed at customer sites, to its fair value that has no further utility, and $2.6 million to accrue for outstanding contractual purchase orders of raw materials and components related to the Adiana products that will not be utilized. In connection with this action, the Company terminated certain manufacturing and other personnel primarily at its Costa Rica location, resulting in severance charges of $0.2 million, and other contractual charges of $0.2 million. As of March 24, 2012, $3.0 million was accrued and is expected to be paid by the end of fiscal 2012.

During the second quarter of fiscal 2012, the Company abandoned certain lease space and recorded charges of $0.4 million to terminate the leases and write-off related leasehold improvements that have no further utility.

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

The Company has ongoing litigation with Conceptus regarding potential patent infringement of a Conceptus patent by the Company’s Adiana system. In the first quarter of fiscal 2012, the jury returned a verdict in favor of Conceptus and awarded Conceptus $18.8 million in damages. Post trial motions were filed, and Conceptus sought to enjoin the Company from further sales of the Adiana system. The Company was appealing the jury verdict, and all trial and post trial rulings were subject to appeal by either party. See note 6(b) for additional discussion of this litigation matter. The jury verdict in the first quarter of fiscal 2012 and related subsequent litigation status was an indicator of impairment for the Company’s GYN Surgical reporting unit, and a reduction in the anticipated future cash flows of the GYN Surgical reporting unit could result in a material impairment charge. Accordingly, the Company performed an interim goodwill impairment analysis as of December 24, 2011, updating its cash flow projections and related assumptions from its fiscal 2011 annual impairment test, including the WACC, under various potential scenarios. The Company applied the weighted average probability approach to these scenarios to estimate the fair value of the GYN Surgical reporting unit. As a result of completing Step 1, GYN Surgical’s fair value exceeded its carrying value. Therefore, Step 2 of the impairment test was not required as of December 24, 2011. The Company believes it used reasonable estimates and assumptions about future revenue, cost projections, cash flows, probabilities of cash flow scenarios, and market multiples as of that measurement date.

In connection with the Company’s decision to discontinue the Adiana product line as discussed above, and its updated forecast for the GYN Surgical reporting unit in which the estimate of NovaSure revenues from previous analyses has decreased over the next few years, the Company concluded that potential goodwill impairment indicators existed as of March 24, 2012. As such, the Company performed an interim goodwill impairment test as of March 24, 2012, updating its cash flow projections and related assumptions from the analysis performed as of December 24, 2011. As a result of completing Step 1, GYN Surgical’s fair value exceeded its carrying value. Therefore, Step 2 of the impairment test was not required as of March 24, 2012. The Company believes it used reasonable estimates and assumptions about future revenue, cost projections, cash flows, probabilities of cash flow scenarios, and market multiples as of that measurement date.

The following table presents the changes in goodwill during the six months ended March 24, 2012:

Balance at September 24, 2011	$2,290,330
Adjustments, including taxes	4,575
Foreign currency translation impact	2,546

Balance at March 24, 2012	$2,297,451

The allocation of goodwill by reporting segment consisted of the following:

	Balance as of March 24, 2012	Balance as of September 24, 2011
Breast Health	$641,347	$638,887
Diagnostics	631,743	633,319
GYN Surgical	1,016,220	1,009,973
Skeletal Health	8,141	8,151

	$2,297,451	$2,290,330

Intangible Assets

The Company amortizes its intangible assets that have definite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization is recorded over the estimated useful lives ranging from 2 to 30 years.

The Company evaluates the realizability of its definite-lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of undiscounted future cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair value of the assets, generally utilizing a DCF based on market participant assumptions pursuant to ASC 820. The Company would record an impairment charge to the extent the carrying value of the assets exceeds their fair value.

During the first and second quarters of fiscal 2012, as a result of the Company’s conclusion that an interim impairment test of goodwill was required for its GYN Surgical reporting unit, the Company also performed an impairment test of the reporting unit’s long-lived assets as of December 24, 2011 and March 24, 2012. The impairment evaluation was based on expectations of future undiscounted cash flows compared to the carrying value of the long-lived asset group. The Company believes that its procedures for estimating future cash flows were reasonable and consistent with market conditions at the time of estimation. The results of the Company’s interim impairment testing indicated that there was no impairment of its long-lived assets.

Intangible assets consisted of the following:

Description	As of March 24, 2012		As of September 24, 2011
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$2,218,767	$677,092	$2,215,323	$586,647
In-process research and development	—	—	840	—
Customer relationships	512,753	174,113	507,974	150,039
Trade names	143,076	51,476	142,799	44,267
Patents	10,736	7,805	9,937	7,752
Business licenses	2,571	210	2,535	81
Non-compete agreements	306	167	297	112

Totals	$2,888,209	$910,863	$2,879,705	$788,898

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

The estimated remaining amortization expense as of March 24, 2012 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2012	$121,782
Fiscal 2013	232,445
Fiscal 2014	217,932
Fiscal 2015	202,971
Fiscal 2016	189,161

(16) Product Warranties

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

Product warranty activity is as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Six Months Ended:
March 24, 2012	$4,448	$3,738	$(3,341)	$4,845
March 26, 2011	$2,830	$2,965	$(2,265)	$3,530

(17) New Accounting Pronouncements

Disclosures about Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amended ASC 210, Balance Sheet, to converge the presentation of offsetting assets and liabilities between U.S. GAAP and IFRS. ASU 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, which is the Company’s fiscal year 2014. The Company is currently evaluating the impact of the adoption of ASU 2011-11 on its consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change any of the components of comprehensive income, but it eliminates the option to present the components of other comprehensive income as part of the statement of stockholders equity. ASU 2011-05 is effective for the Company in its first quarter of fiscal 2013 and should be applied retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2011-05 on its consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued ASU No. 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for the Company in its second quarter of fiscal 2012 and should be applied prospectively. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

Business Combinations

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires a public entity to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior year. It also requires a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the reported revenue and earnings. The new disclosure was effective for the Company’s first quarter of fiscal 2012 and did not have a material impact on the Company’s consolidated financial statements.

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

•	the risk that recent and future changes in guidelines, recommendations and studies published by various organizations could adversely affect the use of our products;

•	the impact and anticipated benefits of recent acquisitions and acquisitions we may complete in the future;

•	the additional risks associated with our recent acquisitions in China, including the challenges associated with successfully integrating and operating those businesses;

•	risks associated with the continued market acceptance of our products, as well as the limited number of large customers for our ThinPrep system;

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

We have also made certain statements in this report regarding our proposed acquisition of Gen-Probe Incorporated described elsewhere in this report, and have set forth in this report under Part II, Item 1A, certain risk factors relating to that acquisition and the transactions, including the financing contemplated thereby, that could adversely affect our business and prospects. Other factors that could adversely affect our business and prospects are described in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended September 24, 2011. The risks included above and in this and such other reports are not exhaustive. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such forward-looking statement is based.

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

In July 2011, we completed our acquisition of Beijing Healthcome Technology Company, Ltd. (“Healthcome”), a privately-held manufacturer of medical equipment, including mammography equipment, located in Beijing, China. Healthcome develops and manufactures analog mammography products targeted to lower tier hospital segments in China. Subsequent to acquisition, we worked to integrate our selenium detector technology into the Healthcome mammography system, and on December 21, 2011, we received SFDA approval in China for our Serenity digital mammography system. We began selling this product in China in the second quarter of fiscal 2011, and intend to commercialize it throughout Asia and potentially other emerging markets in the future.

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

Our GYN Surgical products include the NovaSure Endometrial Ablation System (“NovaSure”), the MyoSure Hysteroscopic Tissue Removal System (“MyoSure), and the Adiana Permanent Contraception System (“Adiana”). The NovaSure system is a minimally invasive procedure for the treatment of heavy menstrual bleeding. The MyoSure system is a tissue removal device that is designed to provide incision-less removal of fibroids and polyps within the uterus. The MyoSure system was added to the GYN Surgical product portfolio as a result of our acquisition of Interlace Medical, Inc. (“Interlace”) on January 6, 2011. The Adiana system is a form of permanent female contraception intended as an alternative to tubal ligation. At the end of the second quarter of fiscal 2012, we decided to cease manufacturing, marketing and selling our Adiana system determining that the product was not financially viable and would not become so in the foreseeable future. On February 6, 2012, we received 510k clearance for our premarket application for the Aquilex fluid control system and started to commercialize Aquilex in the U.S. The Aquilex system is for hysteroscopic procedures and is designed to reduce procedure and anesthesia time while providing high quality visualization to the surgeon.

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

Adiana, Affirm, ATEC, Aquilex, Celero, Cervista, C-View, Dimensions, Eviva, Fluoroscan, Healthcome, Interlace, Invader, LORAD, MammoPad, MammoSite, MultiCare, MyoSure, NovaSure, PreservCyt, QDR, Rapid fFN, Sahara, SecurView, Selenia, Sentinelle, Serenity, Suresound, StereoLoc, ThinPrep, THS, TCT, TLI IQ, and Trident.

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

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and imposes new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of certain medical devices beginning in 2013. We expect that our products will fall under the government classification requiring the excise tax. Product sales in the United States represented 73% and 76% of our worldwide net product sales for the six months ended March 24, 2012 and the year ended September 24, 2011, respectively.

We operate in a highly regulated industry and other governmental actions may adversely affect our business, operations or financial condition, including, without limitation: new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, method of delivery and payment for health care products and services; changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity; changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products and treatments; new laws, regulations and judicial decisions affecting pricing or marketing practices; and changes in the tax laws relating to our operations, including those associated with the recently adopted healthcare reform law discussed above.

Professional societies, government agencies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities from time to time. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, cost-effectiveness, and use of related preventative services and treatments/therapies. Recommendations, guidelines or studies that are followed by patients and healthcare providers could result in decreased use of our products. A number of healthcare-related organizations and agencies have issued or proposed contrasting recommendations, and some of these current recommendations could significantly reduce the amount of screening using our ThinPrep, Cervista HPV, Selenia, Dimensions and related products and adversely affect the sale of those products. For example, in November, 2009, the United States Preventive Services Task Force (“USPSTF”) changed their recommendations for mammography screening, recommending less frequent screening and no screening for women between 40 and 50. However, in July, 2011, the American College of Obstetricians and Gynecologists (“ACOG”) updated its breast cancer screening guidelines recommending women begin mammography screening annually at 40. Another example is for cervical cancer screening. In March, 2012, the USPSTF and the American Cancer Society (“ACS”) released updates in which they have recommended less frequent testing, similar to the guidelines released by ACOG in November, 2009. However, the USPSTF recommendations now also include HPV co-testing for certain patient populations, an update from their draft guidelines in October, 2011.

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

ACQUISITIONS

Gen-Probe Incorporated

On April 29, 2012, we entered into an Agreement and Plan of Merger (“Merger Agreement”) to acquire Gen-Probe Incorporated (“Gen-Probe”). Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the merger, each share of common stock of Gen-Probe issued and outstanding immediately prior to the effective time of the merger will be cancelled and converted into the right to receive $82.75 in cash. We anticipate that the total consideration to be paid, including the assumption of outstanding indebtedness of Gen-Probe less cash assumed, will be approximately $3.7 billion, and that the transaction will be funded through available cash and additional financing of term loans, a revolving credit facility and additional loans and/or notes. We also entered into a firm debt commitment letter with Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC, dated April 29, 2012. The transaction is expected to be completed in the second half of calendar 2012 and is subject to the satisfaction of customary closing conditions, including approval by Gen-Probe’s shareholders and termination or expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under any similar foreign statutes and regulations applicable to the merger.

Gen-Probe, headquartered in San Diego, California, is a leader in molecular diagnostics products and services that are used primarily to diagnose human diseases, screen donated human blood, and ensure transplant compatibility.

TCT International Co., Ltd.

On June 1, 2011, we acquired TCT, a privately-held distributor of medical products, including our ThinPrep Pap Test, related instruments and other diagnostic and surgical products. TCT’s operating subsidiaries are located in Beijing, China. Our acquisition of TCT enabled us to obtain an established nationwide sales organization and customer support infrastructure in China as we execute on our strategy to expand internationally. The preliminary purchase price of $148.6 million is comprised of $135.0 million in cash, of which $100.0 million was paid up-front and $35.0 million plus a working capital adjustment, which has been preliminarily estimated to be $13.4 million, are deferred for one year. In addition, $0.9 million was paid in the first quarter of fiscal 2012 for additional assets acquired. These amounts may be subject to further adjustment. In addition, the majority of the former shareholders of TCT may receive two annual contingent earn-out payments (subject to adjustment) not to exceed $200.0 million less the deferred payment. Subsequent to the acquisition date, our results of operations include the results of TCT, which are primarily reported within our Diagnostics reporting segment and to a lesser extent within our GYN Surgical reporting segment.

The contingent earn-out payments are based on a multiple of incremental revenue growth for the one year periods beginning January 1, 2011 and January 1, 2012 as compared to the respective prior year periods, and are payable after the first and second anniversaries from the date of acquisition, respectively. Since these payments are contingent on future employment, they are being recognized as compensation expense ratably over the required service periods, the first and second year anniversaries from the date of acquisition. Based on our revenue projections for the TCT business, we recorded compensation expense of $17.5 million and $27.5 million for the three and six month periods ended March 24, 2012, respectively.

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

The contingent payments are based on a multiple of incremental revenue growth during a two-year period following the completion of the acquisition. Pursuant to ASC 805, Business Combinations, we recorded this liability at its estimated fair value based on future revenue projections of the Interlace business under various potential scenarios and weighted probability assumptions of these outcomes. As of the date of acquisition, these cash flow projections were discounted using a rate of 15.6%, based on the weighted-average cost of capital of the acquired business plus a credit risk premium for non-performance risk related to the liability pursuant to ASC 820. This analysis resulted in an initial contingent consideration liability of $86.6 million, which will be adjusted periodically as a component of operating expenses based on changes in the fair value of the liability. During the second quarter of fiscal 2012, the first measurement period lapsed resulting in a total contingent consideration amount recorded for this period of $51.8 million, which was disbursed to the former shareholders of Interlace net of amounts withheld for certain legal indemnification purposes. For the three and six month periods ended March 24, 2012, we recorded charges of $42.9 million and $48.5 million, respectively, to record the liability at its fair value of $89.6 million. We recorded a charge of $2.7 million for the three and six month periods ended March 26, 2011.

Beijing Healthcome Technology Company, Ltd.

On July 19, 2011, we completed our acquisition of Healthcome, a privately-held manufacturer of medical equipment, including mammography equipment, located in Beijing, China. The purchase price was $9.8 million in cash, subject to adjustment. In addition, we are obligated to make future payments to the shareholders, who remain employed, up to an additional $7.1 million over three years. Since these payments are contingent on future employment, they are being recognized as compensation expense ratably over the respective service periods. Based on the terms of the contingent consideration arrangements, we recorded compensation expense of $0.6 million and $1.0 million for the three and six month periods ended March 24, 2012, respectively.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales

	Three Months Ended						Six Months Ended
	March 24, 2012		March 26, 2011		Change		March 24, 2012		March 26, 2011		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Breast Health	$144,700	31%	$136,836	31%	$7,864	6%	$289,154	31%	$267,146	31%	$22,008	8%
Diagnostics	150,391	32%	137,215	31%	13,176	10%	302,586	32%	275,121	32%	27,465	10%
GYN Surgical	76,842	16%	71,173	16%	5,669	8%	154,991	16%	146,494	17%	8,497	6%
Skeletal Health	16,152	3%	15,728	4%	424	3%	33,450	4%	30,794	3%	2,656	9%

	$388,085	82%	$360,952	82%	$27,133	8%	$780,181	83%	$719,555	83%	$60,626	8%

Breast Health product sales increased 6% and 8% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year, primarily due to the increase in our breast biopsy products revenue of $5.1 million and $12.1 million in the current three and six month periods, respectively, as a result of an increase in the number of Eviva and Celero biopsy devices sold in the United States. In addition, our digital mammography systems revenue increased $3.7 million and $9.7 million in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily attributable to an increase in the number of units sold of both of our 2D and new 3D Dimensions products worldwide. We received FDA approval of our 3D tomosynthesis capability in February 2011 to sell it in the United States. The 2D and 3D Dimensions systems have higher average selling prices than our Selenia digital mammography systems. Partially offsetting the increase in revenues from the Dimensions systems was a decrease in the number of Selenia systems sold, primarily in the United States, and to a lesser extent, Selenia product mix and configuration differences. We have experienced the continuing trend of selling more Selenia value models, which have fewer features than our base Selenia model and carry lower average selling prices than our full-featured Selenia models. In addition, we sold more Selenia systems internationally as a percentage of total Selenia systems and average selling prices are lower in our international markets compared to the domestic market. We expect the shift in sales from our Selenia products to our Dimensions products to continue.

Diagnostics product sales increased 10% in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase of $7.1 million and $16.3 million in ThinPrep pap tests revenue in the current three and six month periods, respectively. This increase is principally from an increase in the sales price of ThinPrep in China from the inclusion of revenues of TCT (our former distributor in that country acquired in the third quarter of fiscal 2011), and to a lesser extent an increase in the number of ThinPrep pap tests sold in other international markets, partially offset by a decline in domestic units sold. We also experienced growth in our molecular diagnostics products, which contributed revenues increases of $2.7 million and $5.7 million in the current three and six month periods, respectively, as we continue to gain new customer accounts and unit sales to existing customers increase.

GYN Surgical product sales increased 8% and 6% in the current three and six month periods, respectively, compared to the corresponding period in the prior year due to the inclusion of MyoSure system sales (acquired in the second quarter of 2011), which increased $8.1 million and $14.3 million in the current three and six month periods, respectively. This increase was partially offset by a decrease in NovaSure devices revenue of $2.3 million and $5.8 million in the current three and six month periods, respectively, compared to the corresponding periods in the prior year. While we experienced an increase in the number of NovaSure devices sold internationally, these increases were offset by a decline in the number of NovaSure devices sold domestically and lower average selling prices driven by product mix and more international sales. We believe the decline in units sold domestically is due to the continuing effect of unemployment and economic uncertainty, which has resulted in patients delaying surgery or opting for lower cost and generally less effective alternatives.

Skeletal Health product sales increased 3% and 9% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to a $1.6 million and $3.1 million increase in osteoporosis assessment product sales in the current three and six month periods, respectively, primarily within international markets. Partially offsetting these increases was a decline in mini C-arm sales.

Product sales by geography as a percentage of total product sales were as follows:

	Three Months Ended		Six Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
United States	74%	76%	73%	76%
Europe	12%	15%	12%	13%
Asia	9%	5%	9%	6%
All others	5%	4%	6%	5%

	100%	100%	100%	100%

Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 24, 2012		March 26, 2011		Change		March 24, 2012		March 26, 2011		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$83,080	18%	$77,699	18%	$5,381	7%	$163,695	17%	$151,667	17%	$12,028	8%

Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 7% and 8% in the current three and six month periods compared to the corresponding periods in the prior year primarily in our Breast Health business due to an increase in the number of service contracts driven by an increase in our installed base of our digital mammography systems, which are no longer under warranty.

Cost of Product Sales

	Three Months Ended						Six Months Ended
	March 24, 2012		March 26, 2011		Change		March 24, 2012		March 26, 2011		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Sales	$154,423	40%	$131,697	37%	$22,726	17%	$286,367	37%	$256,722	36%	$29,645	12%
Cost of Product Sales – Amortization of Intangible Assets	44,341	11%	44,489	12%	(148)	0%	90,512	12%	86,601	12%	3,911	5%

	$198,764	51%	$176,186	49%	$22,578	13%	$376,879	48%	$343,323	48%	$33,556	10%

Product sales gross margin decreased to 49% in the current quarter compared to 51% in the corresponding period in the prior year, and remained consistent at 52% in the current year and prior year six month periods.

Cost of Product Sales. The cost of product sales as a percentage of product sales was 40% and 37% in the current three and six month periods, respectively, compared to 37% and 36% in the corresponding periods in the prior year, respectively. Cost of product sales as a percentage of product revenues in the current three and six month periods increased in GYN Surgical and decreased in Diagnostics, Breast Health and Skeletal Health compared to the corresponding periods in the prior year, resulting in an overall lower gross margin rate in the current quarter compared to the corresponding period in the prior year and a flat rate for the six months periods.

The GYN Surgical gross margin rate for the current three and six month periods was significantly impacted by our decision as of the end of the second quarter of fiscal 2012 to cease manufacturing, marketing and selling our Adiana system, determining that the product was not financially viable and would not become so in the foreseeable future As a result of this decision, we recorded aggregate charges of $17.9 million in the second quarter of fiscal 2012 for the write-off of inventory, manufacturing equipment and equipment at customer sites, and contractual purchase orders for which there is no expected future use of the materials and components.

Diagnostics gross margin increased in the current three and six month periods compared to the corresponding periods in the prior year due to an increase in ThinPrep pap test volume resulting in lower fixed overhead costs per unit and favorable manufacturing variances. In addition, the increase in sales price in China attributable to our acquisition of TCT contributed to the improved gross margin.

Breast Health experienced an increase in gross margin in the current three and six month periods compared to the corresponding periods in the prior year from higher sales of 3D Dimensions systems, which have higher average selling prices and gross margins than Selenia systems, and an increase in 3D tomosynthesis software upgrades. Partially offsetting the improvement was an increase in Selenia value systems sales as a percent of total Selenia system sales compared to the corresponding periods in the prior year. Our Selenia value systems have lower gross margins than our full-featured Selenia systems. We also sold more Selenia systems internationally as a percentage of total Selenia systems where average selling prices are lower compared to the domestic market. Also offsetting the overall increase in Breast Health’s gross margin was the sales mix within our breast biopsy products as we sold more Eviva disposables and less ATEC disposables as a percentage of revenue compared to the corresponding period in the prior year. Eviva disposables carry a higher manufacturing cost and additional royalty charges.

Skeletal Health gross margin improved in the current three and six month periods compared to the corresponding periods in the prior year. In the current three month period, there was an increase in the number of bone densitometry products sold, and in the current six month period, the improved gross margin is due to an increase in sales of higher-end osteoporosis assessment products.

Cost of Product Sales—Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology. These intangible assets are generally amortized over their estimated useful lives of between 8.5 and 20 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. The economic pattern is based on undiscounted future cash flows. The increase in amortization expense in the current six month period compared to the corresponding period in the prior year is primarily due to the inclusion of additional amortization expense related to the technology assets acquired from our Interlace acquisition in the second quarter of fiscal 2011. In addition, there was an increase in amortization expense in the current six month period due to the method of recognition based on the expected economic benefits of the underlying assets, primarily related to the intangible assets acquired in the Cytyc merger in the first quarter of fiscal 2008.

Cost of Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 24, 2012		March 26, 2011		Change		March 24, 2012		March 26, 2011		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$46,291	56%	$41,778	54%	$4,513	11%	$91,517	56%	$82,478	54%	$9,039	11%

Service and other revenues gross margin has declined to 44% in the current three and six month periods compared to 46% in the corresponding periods in the prior year. Within our Breast Health segment, the continued conversion of a high percentage of our domestic installed base of digital mammography systems to service contracts upon expiration of the warranty period and increased expansion internationally has resulted in the hiring of additional service personnel, increasing compensation and travel costs worldwide. In addition, service costs have increased in our Diagnostics segment due to an increase in our installed base of ThinPrep processors and imagers.

Operating Expenses

	Three Months Ended						Six Months Ended
	March 24, 2012		March 26, 2011		Change		March 24, 2012		March 26, 2011		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$29,297	6%	$29,935	7%	$(638)	(2)%	$57,639	6%	$58,492	7%	$(853)	(2)%
Selling and marketing	78,539	17%	70,727	16%	7,812	11%	155,999	17%	138,638	16%	17,361	13%
General and administrative	41,403	9%	38,803	9%	2,600	7%	87,898	9%	79,307	9%	8,591	11%
Amortization of intangible assets	16,629	4%	14,552	3%	2,077	14%	31,471	3%	29,048	3%	2,423	8%
Contingent consideration – compensation expense	18,121	4%	1,055	0%	17,066	1,618%	28,562	3%	1,055	0%	27,507	2,607%
Contingent consideration – fair value adjustments	43,188	9%	(5,271)	(1)%	48,459	919%	48,310	5%	(4,175)	(0)%	52,485	1,257%
Gain on sale of intellectual property, net	(12,424)	(3)%	(84,502)	(19)%	72,078	85%	(12,424)	(1)%	(84,502)	(10)%	72,078	85%
Litigation-settlement charges	440	0%	—	—%	440	100%	440	0%	450	0%	(10)	(2)%
Restructuring and divestiture charges	783	0%	—	—%	783	100%	692	0%	—	—%	692	100%

	$215,976	46%	$65,299	15%	$150,677	231%	$398,587	42%	$218,313	25%	$180,274	83%

Research and Development Expenses. Research and development expenses decreased slightly in the current three and six month periods compared to the corresponding periods in the prior year. In the current quarter, the reduction of expenses compared to the prior year period was primarily attributable to a decrease in compensation and benefits due to lower bonus expenses, and a reduction in clinical trials and regulatory costs partially offset by higher materials costs for a number of projects. In the current six month period, the reduction of expenses compared the prior year period was primarily attributable to a decrease in clinical trials and regulatory costs, partially offset by higher materials costs. The reduction in these costs was primarily driven by the status and timing of projects. Research and development primarily reflects spending on new product development programs, regulatory compliance and clinical research and trials. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary period to period. We anticipate that clinical trials expense will increase during the remainder of the year.

Selling and Marketing Expenses. Selling and marketing expenses increased 11% and 13% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year. These increases were primarily due to additional expenses from the inclusion of TCT and Interlace, an increase in the number of sales personnel in the GYN Surgical business segment, an increase in compensation and benefits for annual salary increases and higher commissions, continuing product launch activities related to our 3D Dimensions product, and higher travel expenses. The increase in the current three month period compared to the corresponding period in the prior year was partially offset by lower expenditures for our direct-to-consumer advertising campaign for NovaSure.

General and Administrative Expenses. General and administrative expenses increased 7% and 11% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due additional expenses from the inclusion of Interlace and TCT. In addition, for the current three month period, expenses were higher compared to the corresponding period in the prior year primarily due to invoice collection fees from higher credit card payments, legal expenses and consulting and integration costs, partially offset by lower compensation and benefit costs due to lower bonus expenses. For the current six month period expenses were higher compared to the corresponding period in the prior year primarily due to an increase in bad debt expense internationally, charges for an ongoing state sales tax audit, legal expenses, and invoice collection fees from higher credit card payments, partially offset by an overall decrease in compensation and benefits due to lower incentive and bonus expense and lower stock compensation expense as higher valued restricted stock units fully vested in fiscal 2011. In addition, depreciation expense was lower period over period.

Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, business licenses and non-compete agreements related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increase in the current three and six months compared to the corresponding periods in the prior year is due to the addition of intangible assets from the Interlace and TCT acquisitions, and an increase in amortization due to the method of recognition based on the expected economic benefits of the underlying assets, primarily related to the intangible assets acquired in the Cytyc merger in fiscal 2008.

Contingent Consideration—Compensation Expense. In connection with our recent acquisitions, we are obligated to make contingent earn-out payments. Amounts recorded in this financial statement line item are those contingent payments that are contingent on future employment. These payments are also generally based on achieving certain performance milestones, typically incremental revenue growth, as is the case for TCT. The amounts recorded in fiscal 2012 relate to TCT and Healthcome, and amounts recorded in fiscal 2011 relate to Interlace.

Contingent Consideration—Fair Value Adjustments. In connection with our acquisitions of Sentinelle Medical and Interlace, we may be required to pay future consideration that is contingent on achieving certain revenue based milestones. As of each respective acquisition date, we recorded contingent consideration liabilities for the estimated fair value of the amount we expect to pay to the former shareholders of the acquired business. This liability is not contingent on future employment and is based on future revenue projections of the respective businesses under various potential scenarios and weighted probability assumptions of these outcomes. At each reporting period, we re-measure the fair value of these liabilities and record the changes in fair value through a separate line item within our Consolidated Statements of Operations. Increases or decreases in the fair value of contingent consideration liabilities can result from accretion of the liability for the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. As a result, we recorded charges of $43.2 million and $48.3 million in the current three and six month periods, respectively, reflecting an increase in the fair value of these liabilities due to higher revenue estimates for Interlace. In the three and six month periods in the prior year, we recorded net reversals of $5.3 million and $4.2 million, respectively, due to revised estimates of future revenue for Sentinelle Medical reducing the fair value of the contingent consideration liability.

Gain on Sale of Intellectual Property, Net. During the second quarter of fiscal 2012, we received a scheduled payment of $12.5 million from K-V Pharmaceutical Company (“KV”) pursuant to our amended agreement, which was recorded net of amounts owed to the original inventor of Makena. During the second quarter of fiscal 2011, we received FDA approval of Makena, and all rights to Makena were transferred to KV. Upon transfer, we received $12.5 million, and including the $79.5 million received in prior periods, we recorded a gain on the sale of intellectual property, net of the write-off of certain assets, of $84.5 million in the second quarter of fiscal 2011. For additional information, please refer to Note 7 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Restructuring and Divestiture Charges. In connection with our decision to cease manufacturing and selling our Adiana system discussed above, we incurred severance charges of $0.2 million and other contractual charges of $0.2 million. We also abandoned certain lease space in the second quarter of fiscal 2012 resulting in charges of $0.4 million.

Interest Income

	Three Months Ended				Six Months Ended
	March 24, 2012	March 26, 2011	Change		March 24, 2012	March 26, 2011	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$590	$460	$130	28%	$1,252	$867	$385	44%

Interest income increased in the current three and six month periods compared to the corresponding period in the prior year primarily due to an increase in cash and cash equivalents.

Interest Expense

	Three Months Ended				Six Months Ended
	March 24, 2012	March 26, 2011	Change		March 24, 2012	March 26, 2011	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(28,512)	$(28,185)	$327	1%	$(58,021)	$(57,094)	$927	2%

Interest expense consists primarily of the interest costs and the related amortization of the debt discount of our convertible notes as well as the amortization of deferred financing costs. The slight increase in interest expense in the current and six month periods compared to the corresponding periods in the prior year was primarily due to an increase in the amortization of the debt discount, which increases as the time period to maturity decreases.

Loss on Extinguishment of Debt

	Three Months Ended				Six Months Ended
	March 24, 2012	March 26, 2011	Change		March 24, 2012	March 26, 2011	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Loss on Extinguishment of Debt	$(42,347)	$—	$(42,347)	(100)%	$(42,347)	$(29,891)	$(12,456)	(42)%

In the second quarter of fiscal 2012, pursuant to separate, privately-negotiated exchange agreements, we retired $500.0 million in aggregate principal of our 2.00% Convertible Senior Notes due 2037 (“2007 Notes”) for $500.0 million in aggregate principal of new 2.00% Convertible Notes due 2042 (“2012 Notes”). This exchange enabled us to extend the first put date out approximately four and a quarter years to March 1, 2018 as well as the subsequent put dates as disclosed in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis. In consideration, the equity conversion price of the notes was reduced to approximately $31.18 from $38.59, and we must pay the cash coupon for four and a quarter more years, consistent with extending the first put date, instead of accreting the coupon to the principal as required under the original terms. In connection with this transaction, we recorded a loss on extinguishment of debt of $42.3 million, which includes the write-off of the pro-rata allocation of deferred financing costs.

In the first quarter of fiscal 2011, pursuant to separate, privately-negotiated exchange agreements, we retired $450.0 million in aggregate principal of our 2007 Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037 (“2010 Notes”). This exchange enabled us to extend the first put date out three years to December 15, 2016 from December 13, 2013 as well as the subsequent put dates as disclosed in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis. In consideration, the equity conversion price of the notes was reduced to $23.03 from $38.59, and we must pay the cash coupon for three more years, consistent with extending the first put date, instead of accreting the coupon to the principal as required under the original terms. In connection with this transaction, we recorded a loss on extinguishment of debt of $29.9 million, which includes the write-off of the pro-rata allocation of deferred financing costs.

Other Income, net

	Three Months Ended				Six Months Ended
	March 24, 2012	March 26, 2011	Change		March 24, 2012	March 26, 2011	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Income, net	$1,527	$1,164	$363	31%	$3,519	$366	$3,153	861%

In the second quarter of fiscal 2012, this account was primarily comprised of gains on the cash surrender value of life insurance contracts related to our Nonqualified Deferred Compensation Plan (“DCP”), which is driven by underlying changes in stock market valuations, of $1.6 million, and net foreign currency transaction losses of $0.2 million. For the current six month period, this account was primarily comprised of gains on the cash surrender value of life insurance contracts related to our DCP of $3.0 million, and net foreign currency transaction gains of $0.3 million.

In the second quarter of fiscal 2011, this account was primarily comprised of gains on cash surrender value of life insurance contracts related to our DCP of $0.8 million, and net foreign currency gains of $0.3 million. For the prior year six month period, this account was primarily comprised of gains on cash surrender value of life insurance contracts related to our DCP of $2.3 million, largely offset by an impairment charge for a cost-method investment of $2.1 million.

(Benefit) Provision for Income Taxes

	Three Months Ended				Six Months Ended
	March 24, 2012	March 26, 2011	Change		March 24, 2012	March 26, 2011	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
(Benefit) Provision for Income Taxes	$(18,335)	$46,382	$(64,717)	(140)%	$757	$47,971	$(47,214)	(98)%

Our effective tax rates for the three and six month periods ended March 24, 2012 were 31.3% and (4.0)%, respectively. Our effective tax rates for the three and six month periods ended March 26, 2011 were 36.0% and 33.9%, respectively. For the three and six months ended March 24, 2012, the effective tax rate was less than the statutory rate primarily due to the tax benefit for charges recorded in the second quarter of fiscal 2012 related to the debt extinguishment loss and discontinuing the Adiana product line. These discrete benefits were partially offset by the net recurring rate impact of the non-deductible TCT contingent consideration compensation expense, non-deductible contingent consideration fair value adjustments for Interlace and Sentinelle Medical and the Section 199 manufacturing deduction. For the three months ended March 26, 2011, the effective tax rate primarily reflected the statutory rate. For the six months ended March 26, 2011, the effective tax rate was less than the statutory rate primarily due to the Section 199 manufacturing deduction, current year U.S. and Canadian research credits, the retroactively reinstated Federal research credit, and the tax benefit generated from the debt extinguishment loss recorded in the first quarter of fiscal 2011.

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

Breast Health

	Three Months Ended				Six Months Ended
	March 24, 2012	March 26, 2011	Change		March 24, 2012	March 26, 2011	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$218,631	$205,866	$12,765	6%	$433,983	$401,218	$32,765	8%

Operating Income	$48,869	$50,777	$(1,908)	(4)%	$96,286	$85,135	$11,151	13%

Operating Income as a % of Segment Revenue	22%	25%			22%	21%

Breast Health revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the $7.9 million and $22.0 million increase in product revenue discussed above and the $4.9 million and $10.8 million increase in service revenues that was substantially related to additional service contracts for the increased number of digital mammography systems in our installed base.

Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year due to higher operating expenses, which was partially offset by higher gross margin in absolute dollars. The overall gross margin rate increased to 49.4% from 48.7% in the corresponding period in the prior year due primarily to improvements in product gross margin discussed above. The product gross margin rate increased to 50.3% in the current quarter compared to 48.3% in the corresponding period in the prior year. Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to net credit of $8.0 million recorded in the prior year quarter to adjust the Sentinelle Medical contingent consideration to fair value compared to a charge of $0.3 million in the second quarter of fiscal 2012. In addition, expenses were higher in the current quarter primarily due to contingent consideration expense for Healthcome of $0.6 million, lease abandonment charges of $0.4 million, litigation settlements and related expenses, and continuing product launch activities related to our 3D Dimensions product, partially offset by lower clinical trial expenses.

Operating income increased in the current six month period compared to the corresponding period in the prior year primarily due to increased gross margin on an absolute dollar basis as a result of increased product and service revenues. The overall gross margin rate increased to 49.3% from 48.4% in the corresponding period in the prior year due primarily to improvements in product gross margin discussed above. The product gross margin rate increased to 50.3% in the current quarter compared to 48.2% in the corresponding period in the prior year. Offsetting the increase in gross margin, operating expenses were higher in the current six month period compared to the corresponding period in the prior year primarily due to the net credit of $6.9 million recorded in the prior year quarter to adjust the Sentinelle Medical contingent consideration to fair value compared to a charge of $0.2 million in the second quarter of fiscal 2012. In addition, expenses were higher in the current year period due to higher compensation costs related to hiring additional personnel and annual salary increases, contingent consideration expense for Healthcome of $1.0 million, lease abandonment charges of $0.4 million, litigation settlements and related expenses, and continuing product launch activities related to our 3D Dimensions product, partially offset by lower clinical trial expenses and lower distributor commissions.

Diagnostics

	Three Months Ended				Six Months Ended
	March 24, 2012	March 26, 2011	Change		March 24, 2012	March 26, 2011	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$151,841	$138,231	$13,610	10%	$305,905	$277,331	$28,574	10%

Operating Income	$21,619	$108,057	$(86,438)	(80)%	$41,757	$133,097	$(91,340)	(69)%

Operating Income as a % of Segment Revenue	14%	78%			14%	48%

Diagnostics revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in product sales discussed above.

Operating income for this business segment decreased in the current three and six month periods compared to the corresponding period in the prior year primarily due to the net gain of $84.5 million on the sale of Makena intellectual property to KV in the second quarter of fiscal 2011 compared to a net gain of $12.4 million recorded in the second quarter of fiscal 2012 for a scheduled payment received under the amended agreement. The balance of the decrease in the current three and six month periods of $14.3 million and $19.3 million, respectively, was due to higher operating expenses partially offset by an increase in gross margin in absolute dollars. Gross margin rates improved to 55.6% and 56.4% in the current three and six month periods, respectively, compared to 52.4% and 53.2% in the corresponding periods in the prior year as discussed above.

Operating expenses increased in the current three and six month periods primarily due to the inclusion of TCT and related contingent consideration compensation expense of $17.5 million and $27.5 million, respectively, a bad debt charge for an international customer, higher compensation costs related to hiring additional personnel and annual salary increases, higher travel and trade shows primarily in China. These increases are partially offset by lower clinical trial and regulatory compliance costs based on the timing of projects.

GYN Surgical

	Three Months Ended				Six Months Ended
	March 24, 2012	March 26, 2011	Change		March 24, 2012	March 26, 2011	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$77,178	$71,490	$5,688	8%	$155,723	$147,173	$8,550	6%

Operating Income (Loss)	$(63,377)	$(6,388)	$(56,989)	(892)%	$(68,390)	$3,143	$(71,533)	(2,276)%

Operating Income (Loss) as a % of Segment Revenue	(82)%	(9)%			(44)%	2%

GYN Surgical revenues increased in the current three and six month periods compared to the corresponding periods in the prior year due to the increase in product sales discussed above.

This business segment incurred an operating loss in the current three and six month periods compared to income in the corresponding periods in the prior year primarily attributable to the inclusion of Interlace’s operations (acquired in the second quarter of fiscal 2011), which included a charge of $42.9 million and $48.5 million in the current three and six month periods, respectively, to adjust the contingent consideration liability to fair value compared to aggregate contingent consideration charges of $3.8 million in the prior year periods, and the aggregate charge of $18.3 million recorded in the second quarter of fiscal 2012 related to the discontinuance of the Adiana product line discussed above. Overall, gross margin in absolute dollars decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the Adiana product line charge recorded in cost of product sales of $17.9 million, and higher intangible asset amortization expense of $1.8 million and $6.2 million, respectively, partially offset by the impact of higher sales. This resulted in the segment’s gross margin rate declining to 30.3% and 43.0% in the current three and six month periods, respectively, compared to 53.3% and 57.1% in the corresponding periods in the prior year, respectively.

In addition, this segment incurred higher operating expenses in the current three and six month periods compared to the corresponding periods in the prior year primarily in sales and marketing related to higher compensation and benefits for additional sales personnel, annual salary increases and commissions, and higher travel, partially offset by a reduction in advertising expenditures for our NovaSure system’s direct-to-consumer advertising campaign. Operating expenses also increased in both periods for additional expenditures of ongoing research and development projects. In the current six month period, operating expenses also increased due to higher legal expenses and charges related to an ongoing state sales tax audit.

Skeletal Health

	Three Months Ended				Six Months Ended
	March 24, 2012	March 26, 2011	Change		March 24, 2012	March 26, 2011	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$23,515	$23,064	$451	2%	$48,265	$45,500	$2,765	6%

Operating Income	$3,023	$2,942	$81	3%	$7,240	$5,733	$1,507	26%

Operating Income as a % of Segment Revenue	13%	13%			15%	13%

Skeletal Health revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in product sales discussed above.

Operating income increased in the current three and six months compared to the corresponding periods in the prior year primarily due to the increase in revenues and improvement in gross margin rates to 43.8% and 45.3%, respectively, compared to 42.8% and 42.9% in the corresponding period in the prior year, respectively. Operating expenses remained relatively flat.

LIQUIDITY AND CAPITAL RESOURCES

At March 24, 2012, we had $897.2 million of working capital, and our cash and cash equivalents totaled $854.6 million. Our cash and cash equivalents balance increased by $142.2 million during the first six months of fiscal 2012 due to cash generated from our operations and net proceeds from stock option exercises partially offset by cash used in investing and financing activities primarily for the payment of contingent consideration, capital expenditures and placement of equipment under customer usage agreements.

In the first six months of fiscal 2012, our operating activities provided us with $212.8 million of cash, which included a net loss of $19.5 million offset primarily by non-cash charges for depreciation and amortization of an aggregate $154.2 million, $48.3 million of fair value adjustments for our contingent consideration liabilities related to recent acquisitions, loss on the extinguishment of debt of $42.3 million, non-cash interest expense of $38.9 million related to our convertible notes, stock-based compensation expense of $17.6 million, and non-cash charges of $15.3 million related to our decision to discontinue selling our Adiana product. These adjustments to net loss were partially offset by a decrease in net deferred tax liabilities of $103.1 million, primarily the result of recapturing taxes from the debt extinguishment and amortization of intangible assets. Cash provided by operations included a net cash inflow of $35.7 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by an increase in accrued expenses of $50.4 million, principally an increase of income tax accruals, partially offset by an increase in inventory of $11.9 million primarily due to an increase in components on hand to support higher sales volume, the introduction of new products and last-time buys, and an increase in accounts receivable of $7.6 million due to an increase in revenues in the second quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011, and an increase in deferred revenue of $5.6 million.

In the first six months of fiscal 2012, we used $31.1 million of cash in investing activities. This use of cash was primarily for purchases of property and equipment, which consisted primarily of manufacturing equipment and computer hardware, and the placement of equipment under customer usage agreements aggregating $33.6 million and the payment of contingent consideration to the former shareholders of Adiana of $8.8 million. Partially offsetting these uses of cash was the receipt of $12.5 million for a scheduled payment under our amended agreement in which we sold the rights to our Makena intellectual property to KV.

In the first six months of fiscal 2012, our financing activities resulted in the use of cash of $40.1 million, primarily for payments of contingent consideration of $51.7 million related to our Interlace and Sentinelle acquisitions, debt issuance costs of $5.8 million related to our 2012 Notes, and $5.7 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Under ASC 805, the payment of contingent consideration recorded at fair value in purchase accounting as of the acquisition date is treated as a financing activity. Partially offsetting these uses of cash were proceeds of $20.4 million from the exercise of stock options.

Convertible Notes

At March 24, 2012, our convertible notes, in the aggregate principal amount of $1.725 billion, are recorded at $1.53 billion, which is net of the unamortized debt discount attributed to the embedded conversion feature of the convertible notes. These notes consist of:

•	$775 million of our 2.00% Convertible Senior Notes due 2037 issued in December 2007 (the “2007 Notes”);

•	$450 million of our 2.00% Convertible Exchange Senior Notes due 2037 issued in November 2010 (the “2010 Notes”); and

•	$500 million of our 2.00% Convertible Senior Notes due 2042 issued in March 2012 (the “2012 Notes”).

The 2012 Notes were issued on March 5, 2012 pursuant to agreements entered into on February 29, 2009 in exchange for an equal principal amount of the 2007 Notes. In connection with the retirement of $500 million principal of the 2007 Notes, we are required to recapture the original issuance discount we deducted for tax purposes and remit such amount aggregating $59.0 million to the Internal Revenue Service in fiscal 2012. This amount had been recorded within the deferred tax liabilities and does not impact our results of operations.

Holders may require us to repurchase the 2007 Notes on December 13, 2013, and on each of December 15, 2017, 2022, 2027 and 2032, or upon a fundamental change, as provided in the indenture for the 2007 Notes, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest.

Holders may require us to repurchase the 2010 Notes on each of December 15, 2016, 2020, 2025, on December 13, 2030 and on December 14, 2035 or upon a fundamental change, as provided in the indenture for the 2010 Notes, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest.

Holders may require us to repurchase the 2012 Notes on each of March 1, 2018, 2022, 2027 and 2032, and on March 2, 2037 or upon a fundamental change, as provided in the indenture for the 2012 Notes, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest.

We may redeem any of the 2007 Notes, 2010 Notes and 2012 Notes beginning December 13, 2013, December 19, 2016, and March 6, 2018, respectively, by giving holders at least 30 days notice. We may redeem the 2007 Notes, 2010 Notes, and 2012 Notes either in whole or in part (i.e. in cash or a combination of cash and shares of our common stock) at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

For additional information on the terms of the convertible notes, see note 5 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

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

Our contingent consideration arrangements are recorded as either additional purchase price or compensation expense if continuing employment is required to receive such payments. Pursuant to ASC 805, contingent consideration that is deemed to be part of the purchase price is recorded as a liability based on the estimated fair value of the consideration we expect to pay to the former shareholders of the acquired business as of the acquisition date. This liability is re-measured each reporting period with the change in fair value recorded through a separate line item within our Consolidated Statements of Operations. Increases or decreases in the fair value of contingent consideration liabilities can result from accretion of the liability for the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. Contingent consideration arrangements from acquisitions completed prior to the adoption of ASC 805 (effective in fiscal 2010 for us) that are deemed to be part of the purchase price of the acquisition are not subject to the fair value measurement requirements of ASC 805 and are recorded as additional purchase price to goodwill.

In connection with the acquisition of Adiana, Inc., we have an obligation to the former Adiana shareholders to make contingent payments tied to the achievement of milestones. The contingent payments of up to $155.0 million are based on worldwide sales of the Adiana system in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. FDA approval of the Adiana system occurred on July 6, 2009, and we began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. Since this contingent consideration obligation arose from an acquisition prior to the adoption of ASC 805, the amounts accrued are recorded as additional purchase price to goodwill. The purchase agreement includes an indemnification provision that provides for the reimbursement of qualifying legal expenses and liabilities associated with legal claims against the Adiana products and intellectual property, and we have the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs. We have been in litigation with

Conceptus regarding certain intellectual property matters related to the Adiana product, and to the extent available, we have been recording legal fees incurred for this litigation matter (described in Note 6 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report) as a reduction to the accrued contingent consideration payments. We made payments of $8.8 million and $19.7 million in the first quarter of fiscal 2012 and 2011, respectively, to the former Adiana shareholders, net of amounts withheld for the legal indemnification provision. No contingent consideration has been earned and recorded through the first two quarters of fiscal 2012 as there has been no incremental revenue growth of the Adiana system in the current measurement period. On October 17, 2011, the jury returned a verdict in the Conceptus litigation matter in favor of Conceptus and awarded damages in the amount of $18.8 million. On April 29, 2012, we entered into a license and settlement agreement with Conceptus in which Conceptus agreed to forgo the $18.8 million jury award in consideration of us agreeing to a permanent injunction against the manufacture, sale and distribution of the Adiana product. At March 24, 2012, we have accrued $18.8 million for the payment of contingent consideration to the former Adiana shareholders.

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

In connection with our acquisition of Sentinelle Medical, we have an obligation to the former stockholders to make contingent payments over a two-year period of up to a maximum of $250.0 million based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. We made payments of $4.1 million and $4.3 million in the first quarter of fiscal 2012 and the third quarter of fiscal 2011, respectively. At March 24, 2012, this liability was recorded at $6.6 million.

In connection with our acquisition of Interlace, we have an obligation to the former stockholders to make contingent payments over a two-year period up to a maximum payout of $225.0 million based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. During the second quarter of fiscal 2012, the first measurement period lapsed resulting in a total contingent amount recorded for this period of $51.8 million, which was disbursed to the former shareholders of Interlace, net of amounts withheld for certain legal indemnification purposes. At March 24, 2012, this liability was recorded at $89.6 million.

Under the sale and purchase agreement for TCT, $35.0 million of the purchase price has been deferred for one year from the date of the acquisition, and any working capital adjustment, which is currently estimated to be $13.4 million (collectively, the “Deferred Installment Payment”) is due with the $35.0 million. In addition, we have an obligation to certain of the former shareholders, based on future employment, to make contingent payments over a two year period not to exceed $200.0 million less the Deferred Installment Payment. Each of the components of the purchase price, as well as thresholds, are subject to adjustment. At March 24, 2012, we have accrued $45.1 million for these contingent payments.

In connection with our acquisition of Healthcome, we have an obligation to the former shareholders, who remain employed, to make contingent payments up to $7.1 million over three years. At March 24, 2012, we have accrued $1.4 million for these contingent payments.

Execution of Merger Agreement with Gen-Probe Incorporated

On April 29, 2012, we entered into a merger agreement to acquire Gen-Probe Incorporated. Subject to the terms and conditions of the merger agreement, at the effective time and as a result of the merger, each share of common stock of Gen-Probe issued and outstanding immediately prior to the effective time of the merger will be cancelled and converted into the right to receive $82.75 in cash. We anticipate that the total consideration to be paid, including the assumption of outstanding indebtedness of Gen-Probe less cash assumed, and exclusive of merger-related costs and expenses, will be approximately $3.7 billion.

In connection with the execution of the merger agreement, we also entered into a firm debt commitment letter with Goldman Sachs Bank USA (“GS Bank”) and Goldman Sachs Lending Partners LLC (“GS Lending”), dated April 29, 2012. Under and subject to the terms of the commitment letter, GS Bank and GS Lending have agreed to provide us with financing in an aggregate principal amount of up to $3.8 billion to fund the merger consideration, to refinance certain indebtedness, and for other general corporate purposes. Subject to the terms of the commitment letter, the financing is anticipated to comprise the following sources:

•	a senior secured tranche A term loan facility, known as the Tranche A Term Facility, in a total principal amount of $1 billion;

•	a senior secured tranche B term loan facility, known as the Tranche B Term Facility, in a total principal amount of $2 billion;

•	a senior secured revolving credit facility, known as the Revolving Facility, in a total available principal amount of up to $300 million; and

•	additional loans and/or unsecured notes of up to $500 million.

The allocation of the $3.8 billion financing among these facilities is subject to adjustment, including in response to then prevailing market conditions, and the funding of the financing is contingent on the satisfaction of certain conditions set forth in the commitment letter, and there not having occurred, since December 31, 2011, a Gen-Probe material adverse effect (as defined in the commitment letter). The terms, conditions and covenants of the new financing facilities are subject to the negotiation, execution and delivery of definitive credit documents. We cannot assure that we will be able to obtain such financing on the terms anticipated, if at all. If the merger fails to close as a result of our financing not being available, we may be required to pay Gen-Probe a financing failure fee of $200 million, which will serve as liquidating damages and shall be Gen-Probe’s sole and exclusive remedy for such failure.

GYN Surgical Reporting Unit Impairment Consideration

In connection with our decision to discontinue the Adiana product line as discussed above, and our updated forecast for the GYN Surgical reporting unit in which the estimate of NovaSure revenues from previous analyses has decreased over the next few years, we concluded that potential goodwill impairment indicators existed as of March 24, 2012. As such, we performed an interim goodwill impairment test as of March 24, 2012, updating our cash flow projections and related assumptions from the analysis performed as of December 24, 2011. As a result of completing Step 1, GYN Surgical’s fair value exceeded its carrying value. Therefore, Step 2 of the impairment test was not required as of March 24, 2012. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, probabilities of cash flow scenarios, and market multiples as of that measurement date.

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

Future Liquidity Considerations

We believe that cash flow from operations will provide us with sufficient funds in order to fund our expected normal operations over the next twelve months. Our significant capital commitments include our obligations under our convertible notes and our potential obligation to pay contingent consideration in connection with certain of our recent acquisitions. In addition, as described above, we expect to incur significant additional indebtedness, among other things, to fund our obligations to pay the merger consideration under our merger agreement with Gen-Probe. We cannot assure that we will be able to obtain such financing on the terms anticipated, if at all. For risks relating to this anticipated additional indebtedness, see our risk factors under Part II, Item 1A.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Disclosures about Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amended ASC 210, Balance Sheet, to converge the presentation of offsetting assets and liabilities between U.S. GAAP and IFRS. ASU 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, which is our fiscal year 2014. We are currently evaluating the impact of the adoption of ASU 2011-11 on our consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change any of the components of comprehensive income, but it eliminates the option to present the components of other comprehensive income as part of the statement of stockholders equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. We are currently evaluating the impact of the adoption of ASU 2011-05 on our consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued ASU No. 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for us in our second quarter of fiscal 2012 and should be applied prospectively. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

Business Combinations

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires a public entity to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior year. It also requires a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the reported revenue and earnings. The new disclosure was effective for our first quarter of fiscal 2012 and did not have a material impact on our consolidated financial statements.

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

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, cost-method equity investments, insurance contracts and related Nonqualified Deferred Compensation Plan liability, accounts payable and debt obligations. Except for our outstanding convertible notes, the fair value of these financial instruments approximates their carrying amount. As of March 24, 2012, we have $1.725 billion of principal of convertible notes outstanding, which are comprised of our 2007 Notes with a principal of $775.0 million, our 2010 Notes with a principal of $450.0 million, and our 2012 Notes with a principal of $500.0 million. The convertible notes are recorded net of the unamortized discount on our consolidated balance sheets. The fair value of our 2007 Notes, 2010 Notes and 2012 Notes as of March 24, 2012 was approximately $770.7 million, $524.7 million and $502.6 million, respectively.

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

As of March 24, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

HOLOGIC, INC.

Item 1.	Legal Proceedings.

There are no material changes in Legal Proceedings as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 24, 2011 except as discussed below:

On May 22, 2009, Conceptus, Inc. filed suit in the United States District Court for the Northern District of California seeking a declaration by the Court that Hologic’s planned importation, use, sale or offer to sell of its forthcoming Adiana Permanent Contraception System would infringe five Conceptus patents. On July 9, 2009, Conceptus filed an amended complaint alleging infringement of the same five patents by the Adiana system. The complaint sought preliminary and permanent injunctive relief and unspecified monetary damages. In addition to the amended complaint, Conceptus also filed a motion for preliminary injunction seeking to preliminarily enjoin sales of the Adiana System based on alleged infringement of certain claims of three of the five patents. A hearing on Conceptus’ preliminary injunction motion was held on November 4, 2009, and on November 6, 2009, the Court issued an order denying the motion. On January 19, 2010, upon stipulation of the parties, the Court dismissed all claims relating to three of the five asserted patents with prejudice. A Markman hearing on claim construction took place on March 10, 2010 and a ruling was issued on March 24, 2010. On April 12, 2010, in response to Hologic’s counterclaims of unfair competition filed in October of 2009, the Court granted Conceptus leave to amend its counterclaims adding charges of unfair competition. On June 23, 2010, upon stipulation of the parties, the judge dismissed the asserted claims of an additional patent leaving three claims of U.S. patent 7,506,650 being asserted against the Company in the case. On August 10, 2010, the parties entered into a settlement agreement dismissing all unfair competition claims against each other. A hearing on both parties’ motions for summary judgment on the patent claims occurred on December 9, 2010, and on December 16, 2010, a ruling was issued granting Hologic summary judgment of no infringement of one of the three asserted claims. A trial was held from October 3, 2011 through October 14, 2011 related to the asserted claims. On October 17, 2011 the jury returned a verdict in favor of Conceptus and awarded damages to Conceptus in the amount of $18.8 million. Post trial motions were filed by both parties including a motion by Conceptus seeking to enjoin the Company from further sales of the Adiana system. A hearing on the post trial motions and injunction request took place on January 6, 2012, and on January 9, 2012, the judge issued an order denying Conceptus’ motion for an injunction and further found that the Company will not be required to pay royalties on future sales of the Adiana system nor any supplemental damages. On January 19, 2012, the Court granted Hologic’s motion to stay the payment of damages pending appeal. On February 8, 2012, Hologic filed a notice of appeal to overturn the jury verdicts related to infringement and validity. On the same day Conceptus filed a notice of appeal to overturn the Court’s denial of the permanent injunction. On April 29, 2012, the Company entered into a license and settlement agreement with Conceptus in which Conceptus agreed to forgo the $18.8 million jury award in consideration of the Company agreeing to a permanent injunction against the manufacture, sale and distribution of the Adiana product. The Company has also granted Conceptus a license to Hologic’s intellectual property related to the Adiana product.

On July 16, 2010, Smith & Nephew, Inc. filed suit against Interlace, which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that the Interlace MyoSure hysteroscopic tissue removal device infringes U.S. patent 7,226,459. The complaint seeks permanent injunctive relief and unspecified damages. A Markman hearing was held November 9, 2010, and a ruling was issued on April 21, 2011. On November 22, 2011, Smith & Nephew, Inc. filed suit against Hologic in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that use of the MyoSure hysteroscopic tissue removal system infringes U.S. patent 8,061,359. The complaint seeks preliminary and permanent injunctive relief and unspecified damages. On January 17, 2012, at a hearing on Smith & Nephew’s motion for preliminary injunction with respect to the suit filed November 22, 2011, the judge did not issue an injunction, consolidated the two matters for a single trial and scheduled a trial on the merits for both claims for June 25, 2012. A case management conference held on February 14, 2012 resulted in the trial being rescheduled to begin on August 20, 2012. On March 15, 2012, the Court heard summary judgment arguments related to the ‘459 patent and claim construction arguments related to the ‘359 patent. The purchase and sale agreement associated with the acquisition of Interlace includes an indemnification provision that provides for the reimbursement of a portion of legal expenses in defense of the Interlace intellectual property. The Company has the right to collect certain amounts set aside in escrow and, as applicable, offset contingent consideration payments of qualifying legal costs. The Company has recorded legal fees incurred for this suit under the indemnification provision net within accrued expenses. At this time, the Company believes a loss is neither probable nor remote and based on available information regarding this litigation, the Company is unable to determine an estimate, or a range of estimates, of potential losses.

On March 6, 2012, Enzo Life Sciences, Inc. (“Enzo”) filed a suit in the United States District Court of Delaware against Hologic alleging that certain of the Company’s molecular diagnostics products infringe Enzo’s U.S. Patent 6,992,180. Hologic has not been served with the complaint. At this time, the Company believes a loss is neither probable nor remote and based on available information regarding this matter, the Company is unable to determine an estimate, or a range of estimates, of potential losses.

Item 1A.	Risk Factors

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 24, 2011, other than risks we face in connection with our proposed acquisition of Gen-Probe Incorporated and the related financing anticipated in connection with that transaction. We encourage you to consider the risks set forth below under the captions “—Risks Related to the Proposed Acquisition of Gen-Probe Incorporated,” and “—Risks Related to Additional Indebtedness” for a description of certain of the risks related to those transactions.

RISKS RELATED TO THE PROPOSED ACQUISITION OF GEN-PROBE INCORPORATED

Failure to complete the acquisition could negatively impact our stock price and our future business and financial results.

If the acquisition is not completed, our ongoing business may be adversely affected and we will be subject to several risks, including:

•	the attention of our management will have been diverted to the acquisition instead of on our own operations and the pursuit of other opportunities that could have been beneficial to us;

•	customer perception may be negatively impacted which could affect our ability to compete for, or to win, new and renewal business in the marketplace;

•	we will have incurred significant costs relating to the acquisition, such as legal, accounting, and financial advisor fees; and

•	if the merger fails to close as a result of our financing not being available, we may be required to pay Gen-Probe a financing failure fee of $200 million.

Obtaining required clearances and approvals, and satisfying closing conditions may delay or prevent completion of the acquisition or reduce the anticipated benefits of the acquisition.

Completion of the merger is conditioned upon the receipt of all material governmental authorizations, clearances, orders and approvals, including the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and under any similar foreign statutes and regulations applicable to the merger. The governmental agencies from which we will seek these clearances or approvals have broad discretion in administering the governing regulations. As a condition to approval of the merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the completion of the merger or may reduce the anticipated benefits of the acquisition. Further, we cannot assure that the required clearances or approvals will be obtained or that the required conditions to closing will be satisfied. Even if all required clearances and approvals are obtained and the conditions to the completion of the merger are satisfied, we cannot give any assurance as to the terms, conditions and timing of the approvals or whether such terms and conditions will have a material adverse effect on our business and results of operations.

We may be unable to successfully integrate Gen-Probe’s operations or to realize the anticipated cost savings, revenues and other benefits of the acquisition. As a result, the value of our common stock may be adversely affected.

We entered into the merger agreement because we believe that the acquisition will be beneficial to us and our stockholders. Achieving the anticipated benefits of the acquisition will depend in part upon whether we can integrate Gen-Probe’s businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. We and Gen-Probe operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance. Moreover the integration of our respective operations following the acquisition will require the dedication of significant management resources, which is likely to distract management’s attention from day-to-day operations. Employee uncertainty and lack of focus during the integration process may also disrupt our business and result in undesired employee attrition. An inability of management to successfully integrate the operations of the two companies could have a material adverse effect on our business, results of operations and financial condition. We may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of the acquisition. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business, results of operations and financial condition.

We will incur significant transaction and acquisition-related costs in connection with the acquisition.

We expect to incur significant costs associated with acquiring Gen-Probe and combining the operations of the two companies. The substantial majority of the expenses resulting from the acquisition will be comprised of transaction costs related to the acquisition, systems consolidation costs, and business integration and employment-related costs. We may also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Due to legal restrictions, we have been able to conduct only limited planning regarding the integration of the two companies and have not yet been able to formulate detailed integration plans to deliver anticipated synergies. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Whether or not the acquisition is completed, the announcement and pendency of the acquisition could impact or cause disruptions in our and Gen-Probe’s businesses.

Specifically:

•

our and Gen-Probe’s current and prospective customers and suppliers may experience uncertainty associated with the acquisition, including with respect to current or future business relationships with us, Gen-Probe or the combined company and may attempt to negotiate changes in existing business;

•	Our and Gen-Probe’s employees may experience uncertainty about their future roles with us, which may adversely affect our and Gen-Probe’s ability to retain and hire key employees;

•	the acquisition may give rise to potential liabilities, including Gen-Probe shareholder lawsuits alleging breaches of fiduciary duty relating to the merger;

•

if the acquisition is completed, the accelerated vesting of stock options and other equity-based awards and payment of “change in control” benefits to some members of Gen-Probe’s management on completion of the acquisition could result in increased difficulty or cost in retaining Gen-Probe’s officers and employees; and

•

the attention of our management and that of Gen-Probe may be directed toward the completion of the acquisition and transaction-related considerations and may be diverted from the day-to-day business operations of the respective companies.

The acquisition is expected to have a dilutive effect on our earnings per share calculated in accordance with U.S. GAAP, which may adversely affect the market price of our common stock following the acquisition.

The acquisition is expected to have a dilutive effect on our earnings per share calculated in accordance with U.S. GAAP primarily due to the amortization of the intangible assets in connection with the acquisition. These expectations are based on preliminary estimates which may materially change after the completion of the acquisition. We could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the acquisition. All of these factors could cause further dilution to our earnings per share or cause a decrease in the price of our common stock.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock following the acquisition.

In accordance with U.S. GAAP, we will account for the merger using the purchase method of accounting, which will result in charges to our earnings that could adversely affect the market value of our common stock following the completion of the merger. Under the purchase method of accounting, we will allocate the total purchase price to the assets acquired and liabilities assumed from Gen-Probe based on their estimated fair values as of the date of the effective time of the merger, and record any excess of the purchase price over those fair values as goodwill. For certain tangible and intangible assets, recording their fair values as of the completion date of the merger will result in us incurring significant additional depreciation and/or amortization expense that exceed the combined amounts recorded by us and Gen-Probe prior to the merger. This increased expense will be recorded by us over the useful lives of the underlying assets. In addition, to the extent the carrying value of goodwill or intangible assets post-acquisition were to become impaired, we may be required to incur charges relating to the impairment of those assets.

RISKS RELATED TO ADDITIONAL INDEBTEDNESS

The financing arrangements under our commitment letter are subject to risks and uncertainties that could have a material adverse effect on our liquidity, capital resources and results of operations.

We have entered into a firm debt commitment letter with Goldman Sachs Bank USA (“GS Bank”) and Goldman Sachs Lending Partners LLC (“GS Lending”), dated April 29, 2012, to provide financing, among other things, to pay the merger consideration contemplated by our proposed acquisition of Gen-Probe. The financing contemplated by that commitment letter is subject to a number of risks and uncertainties, each of which could have a material adverse effect on our results of operations or capital resources, including the following:

•

the funding of our commitment is contingent on the satisfaction of certain conditions set forth in the commitment letter, including there not having occurred, since December 31, 2011, a Gen-Probe material adverse effect (as defined in the commitment letter);

•

the terms of the proposed financing are subject to modification and adjustment (known as flex) by our lenders, including in response to then prevailing market conditions, which could substantially increase the interest rate and other costs of the financing;

•

the terms, conditions and covenants of the new financing facilities are subject to the negotiation, execution and delivery of definitive credit documents, and we cannot assure that such terms will not be more restrictive than we currently anticipate; and

•	if the merger fails to close as a result of our financing not being available, we may be required to pay Gen-Probe a financing failure fee of $200 million.

We cannot assure that we will obtain financing on the terms we anticipate, if at all.

We will incur significant indebtedness in order to finance the acquisition, which will limit our operating flexibility, and could adversely affect our operations and financial results and prevent us from fulfilling our obligations.

In order to finance the acquisition and other expenses incurred in connection with the acquisition, we intend to incur up to $3.8 billion of new indebtedness, consisting of a combination of secured term loans, a revolving credit facility and additional unsecured notes or loans. Additionally, our indebtedness under our convertible notes, in the aggregate principle amount of $1.725 billion, will remain outstanding. Our new secured credit facilities are anticipated to bear interest at variable rates dependent upon our credit rating. This level of indebtedness may:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, general corporate purposes and acquisitions.

In addition, the terms of the financing obligations to be incurred in connection with the acquisition will contain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions, including, among other things, limitations on our ability to:

•	incur additional indebtedness;

•	pay dividends and make distributions;

•	repurchase stock;

•	make certain investments;

•	create liens;

•	engage in transactions with affiliates;

•	merge with or acquire another company; and

•	transfer and sell assets.

Our ability to comply with these provisions may be affected by general economic conditions, political decisions, industry conditions and other events beyond our control. Our failure to comply with the covenants contained in the proposed new credit and other financing facilities could result in an event of default, which could materially and adversely affect our business, results of operation and financial condition.

If there were an event of default under one of our debt instruments or a change of control, the holders of such debt could cause all amounts outstanding to be due and payable immediately and may be cross-defaulted to other debt. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, and there is no guarantee that we would be able to repay, refinance or restructure the payments under our indebtedness.

We may not be able to generate sufficient cash flow to service all of our obligations, including our obligations under our new credit and other financing facilities.

Our ability to make payments on and to refinance our indebtedness, including the indebtedness incurred to finance the acquisition, and to fund planned capital expenditures, strategic transactions and expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not be able to generate sufficient cash flows from operations, and we cannot assure that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as such indebtedness matures and to fund our other liquidity needs. If this is the case, we will need to refinance all or a portion of our indebtedness on or before maturity, and we cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may need to implement one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These financing strategies may not be executed on satisfactory terms, if at all. Our ability to refinance our indebtedness or obtain additional financing, or to do so on commercially reasonable terms, will depend on, among other things, our financial condition at the time, restrictions in agreements governing our indebtedness, and other factors, including the condition of the financial markets and the markets in which we will compete.

If we do not generate sufficient cash flows from operations, and additional borrowings, refinancings or proceeds of asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The following table sets forth information about deemed repurchases of our common stock to cover employee income tax withholding obligations in connection with the vesting of restricted stock units under our equity incentive plans for the three months ended March 24, 2012:

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
December 25, 2011 – January 21, 2012	—	$—	—
January 22, 2012 – February 18, 2012	—	—	—
February 19, 2012 – March 24, 2012	6,402	21.10	—

Total	6,402	$21.10	—

Item 6.	Exhibits

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Agreement and Plan of Merger, dated April 29, 2012, by and among Hologic, Inc., Gold Acquisition Corp., and Gen-Probe Incorporated.†	8-K	05/01/2012

3.1	Hologic, Inc. Fourth Amended and Restated By-laws.	8-K	03/08/2012

4.1	Third Supplemental Indenture, dated March 5, 2012, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	03/08/2012

10.1	Form of 2012 Exchange Agreement.	8-K	02/29/2012

10.2	Hologic, Inc. 2012 Employee Stock Purchase Plan.	8-K	03/08/2012

10.3	Commitment Letter, dated April 29, 2012, by and among Hologic, Inc., Goldman Sachs Bank USA, and Goldman Sachs Lending Partners LLC.	8-K	05/01/2012

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

*	Filed herewith.
**	Furnished herewith.
†	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Hologic hereby undertakes to furnish supplementally copies of any of the omitted exhibits or schedules upon request by the SEC.

HOLOGIC, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

May 3, 2012	/S/ ROBERT A. CASCELLA
Date	Robert A. Cascella
Chief Executive Officer

May 3, 2012	/S/ GLENN P. MUIR
Date	Glenn P. Muir
Executive Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)