Form 10-Q
period 2012-12-29
HOLOGIC INC
filed 2013-02-07
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

or

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

As of January 30, 2013, 267,696,863 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 29, 2012	December 24, 2011
Revenues:
Product sales	$535,202	$392,096
Service and other revenues	96,160	80,615

	631,362	472,711

Costs and expenses:
Cost of product sales	223,493	131,944
Cost of product sales – amortization of intangible assets	75,287	46,171
Cost of service and other revenues	50,909	45,226
Research and development	51,509	28,342
Selling and marketing	94,443	77,460
General and administrative	54,391	46,495
Amortization of intangible assets	28,526	14,842
Contingent consideration – compensation expense	29,486	10,441
Contingent consideration – fair value adjustments	10,040	5,122
Gain on sale of intellectual property, net	(53,884)	—
Restructuring charges, net	3,933	(91)

	568,133	405,952

Income from operations	63,229	66,759
Interest income	260	662
Interest expense	(72,081)	(29,509)
Other income, net	1,239	1,992

(Loss) income before income taxes	(7,353)	39,904
(Benefit) provision for income taxes	(10,471)	19,092

Net income	$3,118	$20,812

Net income per common share:
Basic	$0.01	$0.08

Diluted	$0.01	$0.08

Weighted average number of common shares outstanding:
Basic	266,344	262,717

Diluted	269,379	264,958

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	December 29, 2012	December 24, 2011
Net income	$3,118	$20,812
Foreign currency translation adjustment	1,969	(358)
Unrealized loss on available-for-sale security	(557)	—

Other comprehensive income (loss)	1,412	(358)

Comprehensive income	$4,530	$20,454

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	December 29, 2012	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$718,471	$560,430
Restricted cash	2,094	5,696
Accounts receivable, less reserves of $6,662 and $6,396, respectively	405,653	409,333
Inventories	345,309	367,191
Deferred income tax assets	—	11,715
Prepaid income taxes	51,307	69,845
Prepaid expenses and other current assets	45,950	44,301
Other current assets – assets held-for-sale	91,452	94,503

Total current assets	1,660,236	1,563,014

Property, plant and equipment, net	504,071	507,998
Intangible assets, net	4,195,538	4,301,250
Goodwill	3,941,430	3,942,779
Other assets	167,280	162,067

Total assets	$10,468,555	$10,477,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,367	$87,223
Accrued expenses	436,283	372,381
Deferred revenue	121,152	129,688
Current portion of long-term debt	798,937	64,435
Deferred income tax liabilities	111,611	—
Other current liabilities – assets held-for-sale	7,403	7,622

Total current liabilities	1,551,753	661,349

Long-term debt, net of current portion	4,237,085	4,971,179
Deferred income tax liabilities	1,576,472	1,771,585
Deferred service obligations – long-term	16,440	13,714
Other long-term liabilities	102,429	98,250
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 267,373 and 265,635 shares issued, respectively	2,674	2,656
Additional paid-in-capital	5,415,454	5,396,657
Accumulated deficit	(2,440,436)	(2,443,554)
Accumulated other comprehensive income	8,202	6,790
Treasury stock, at cost – 219 shares	(1,518)	(1,518)

Total stockholders’ equity	2,984,376	2,961,031

Total liabilities and stockholders’ equity	$10,468,555	$10,477,108

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	December 29, 2012	December 24, 2011
OPERATING ACTIVITIES
Net income	$3,118	$20,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,342	16,110
Amortization	103,813	61,013
Non-cash interest expense – amortization of debt discount and deferred financing costs	20,679	19,960
Stock-based compensation expense	12,066	8,657
Excess tax benefit related to equity awards	(2,185)	(1,725)
Deferred income taxes	(70,123)	(13,106)
Gain on sale of intellectual property, net	(53,884)	—
Fair value adjustments to contingent consideration	10,040	5,122
Fair value write-up of inventory sold	29,876	—
Loss on disposal of property and equipment	906	373
Other	(1,149)	(1,825)
Changes in operating assets and liabilities:
Accounts receivable	6,903	(6,616)
Inventories	(6,004)	(11,474)
Prepaid income taxes	18,538	340
Prepaid expenses and other assets	(1,177)	(530)
Accounts payable	(10,629)	(499)
Accrued expenses and other liabilities	76,138	11,306
Deferred revenue	(6,243)	3,813

Net cash provided by operating activities	155,025	111,731

INVESTING ACTIVITIES
Payment of additional acquisition consideration	(16,808)	(9,784)
Proceeds from sale of business, net of cash transferred	1,488	—
Purchase of property and equipment	(11,233)	(6,790)
Increase in equipment under customer usage agreements	(11,214)	(7,886)
Purchase of insurance contracts	(4,000)	—
Proceeds from sale of intellectual property	60,000	—
Purchase of cost method investments	(3,625)	(150)
Decrease in other assets	1,144	9

Net cash provided by (used in) investing activities	15,752	(24,601)

FINANCING ACTIVITIES
Repayment of long-term debt	(16,250)	—
Payment of contingent consideration	(3,408)	(4,105)
Net proceeds from issuance of common stock pursuant to employee stock plans	12,777	1,627
Excess tax benefit related to equity awards	2,185	1,725
Payment of employee restricted stock minimum tax withholdings	(7,885)	(5,561)

Net cash used in financing activities	(12,581)	(6,314)
Effect of exchange rate changes on cash and cash equivalents	(155)	(66)

Net increase in cash and cash equivalents	158,041	80,750
Cash and cash equivalents, beginning of period	560,430	712,332

Cash and cash equivalents, end of period	$718,471	$793,082

See accompanying notes.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(all tabular amounts in thousands except per share data)

(1) Basis of Presentation

The consolidated financial statements of Hologic, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 29, 2012, included in the Company’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2013. The Form 8-K was filed to add a footnote to the consolidated financial statements for the requirement to provide financial information of the Company’s guarantors of its Senior Notes in connection with registering the Senior Notes on a Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 28, 2013. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three months ended December 29, 2012 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 28, 2013.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three months ended December 29, 2012.

(2) Fair Value Measurements

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of December 29, 2012 and September 29, 2012, the Company’s financial assets that are re-measured at fair value on a recurring basis included $0.3 million in money market mutual funds in both periods that are classified as cash and cash equivalents in the Consolidated Balance Sheets. Money market funds are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets. As a result of its Gen-Probe acquisition, the Company has an equity investment in a publicly-traded company and mutual funds, both of which are valued using quoted market prices, representing Level 1 assets. The Company has a payment obligation to the participants under its Nonqualified Deferred Compensation Plan (“DCP”) and the deferred compensation plan assumed in the Gen-Probe acquisition. This aggregate liability is recorded at fair value based on the underlying value of certain hypothetical investments under the DCP and actual investments under the plan assumed from Gen-Probe as designated by each participant for their benefit. Since the value of the deferred compensation plan obligations are based on market prices, the liability is classified within Level 1. In addition, the Company has contingent consideration liabilities related to its acquisitions that are recorded at fair value. The fair values of these liabilities are based on Level 3 inputs and are discussed in Notes 3 and 6(a).

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at December 29, 2012:

		Fair Value at Reporting Date Using
	Balance as of December 29, 2012	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$315	$315	$—	$—
Marketable securities:
Equity security	5,472	5,472	—	—
Mutual funds	6,618	6,618	—	—

Total	$12,405	$12,405	$—	$—

Liabilities:
Deferred compensation liabilities	$34,852	$34,852	$—	$—
Contingent consideration	93,000	—	—	93,000

Total	$127,852	$34,852	$—	$93,000

Changes in the fair value of recurring fair value measurements, which solely consisted of contingent consideration liabilities, using significant unobservable inputs (Level 3) were as follows:

	Three Months Ended
	December 29, 2012	December 24, 2011
Balance at beginning of period	$86,368	$103,790
Fair value adjustments	10,040	5,122
Payments made	(3,408)	(4,105)

Balance at end of period	$93,000	$104,807

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill.

The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $19.6 million and $16.0 million at December 29, 2012 and September 29, 2012, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost. As the inputs utilized for the Company’s periodic impairment assessment are not based on observable market data, these cost method investments are classified within Level 3 of the fair value hierarchy. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, marketable securities, cost-method equity investments, insurance contracts, deferred compensation plan liabilities, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by U.S. generally accepted accounting principles, which approximates fair value, and the related DCP liability is recorded at fair value. The Company believes the carrying amounts of its cost-method investments approximate fair value.

Amounts outstanding under the Company’s Credit Agreement of $2.48 billion aggregate principal are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. In addition, based on the recent issuance of its Senior Notes, the Company believes their carrying amount approximates fair value.

The fair value of the Company’s Convertible Notes is based on the trading prices of the respective notes at the dates noted and represents a Level 1 measurement. The Company had $1.57 billion and $1.56 billion of Convertible Notes recorded (See Note 5) as of December 29, 2012 and September 29, 2012, respectively. The aggregate principal amount of the Convertible Notes at both periods was $1.725 billion. The Company has three issues of Convertible Notes outstanding: 2007 Notes (principal of $775.0 million), 2010 Notes (principal of $450.0 million), and the 2012 Notes (principal of $500.0 million).

The estimated fair values of the Company’s Convertible Notes are as follows:

	December 29, 2012	September 29, 2012
2007 Notes	$771,100	$771,600
2010 Notes	504,700	505,600
2012 Notes	496,300	490,700

	$1,772,100	$1,767,900

(3) Business Combinations

Gen-Probe Incorporated

On August 1, 2012, the Company completed the acquisition of Gen-Probe and acquired all of the outstanding shares of Gen-Probe. Pursuant to the merger agreement, each share of common stock outstanding immediately prior to the effective time of the acquisition was cancelled and converted into the right to receive $82.75 in cash. In addition, all outstanding restricted shares, restricted stock units, performance shares, and those stock options granted prior to February 8, 2012 were cancelled and converted into the right to receive $82.75 per share in cash less the exercise price, as applicable. Stock options granted after February 8, 2012 were converted into stock options to acquire shares of Hologic common stock determined by the conversion formula defined in the merger agreement. The Company paid the Gen-Probe shareholders $3.8 billion and $169.0 million to equity award holders. The Company funded the acquisition using available cash and financing consisting of senior secured credit facilities and Senior Notes (see Note 5 for further discussion) resulting in aggregate proceeds of $3.48 billion, excluding financing fees to the underwriters. The Company incurred approximately $34.3 million of direct transaction costs, which were recorded within general and administrative expenses in fiscal 2012.

Gen-Probe, headquartered in San Diego, California, is a leader in molecular diagnostics products and services that are used primarily to diagnose human diseases and screen donated human blood. The Company expects this acquisition to enhance its molecular diagnostics franchise and to complement its existing portfolio of diagnostics products. Gen-Probe’s results of operations are reported within the Company’s Diagnostics reportable segment from the date of acquisition.

The purchase price consideration was as follows:

Cash paid	$3,967,866
Deferred payment	1,655
Fair value of stock options exchanged	2,655

Total purchase price	$3,972,176

The fair value of stock options exchanged, that were recorded as purchase price, represents the fair value of the Gen-Probe options converted into the Company’s stock options attributable to pre-combination services pursuant to ASC 805, Business Combinations (ASC 805). The remainder of the fair value of these stock options of $23.2 million will be recognized as stock-based compensation expense over the remaining vesting period, which is approximately 3.5 years. The Company estimated the fair value of the stock options using a binomial valuation model with the following weighted average assumptions: risk free rate of 0.41%, expected volatility of 39.9%, expected life of 3.6 years and dividend of 0.0%. The weighted average fair value of stock options granted is $7.07 per share.

The preliminary allocation of the purchase price presented below is based on estimates of the fair value of assets acquired and liabilities assumed as of August 1, 2012. The Company is continuing to obtain information to complete its valuation of intangible assets, as well as to determine the acquired assets and liabilities, including tax assets and liabilities. The components of the preliminary purchase price allocation are as follows:

Cash	$205,463
Accounts receivable	80,301
Inventory	153,416
Property, plant and equipment	274,095
Other assets	191,868
Assets held-for-sale, net	87,465
Accounts payable	(19,671)
Accrued expenses	(131,102)
Other liabilities	(19,255)
Identifiable intangible assets:
Developed technology	1,565,000
In-process research and development	227,000
Customer contract	585,000
Trade names	95,000
Deferred income taxes, net	(973,524)
Goodwill	1,651,120

Purchase Price	$3,972,176

The purchase price has been allocated to the acquired assets and liabilities based on management’s estimate of their fair values. During the first quarter of fiscal 2013, as the Company continues to complete its valuation procedures, it lowered the valuation of trade names by $2.0 million with an offsetting increase to goodwill. In addition, certain tax related adjustments were recorded.

Certain of Gen-Probe’s assets have been designated as assets held-for-sale and have been recorded at fair value less the estimated cost to sell such assets. These represent non-core assets to the Company’s business plan and are expected to be sold within one year of the acquisition. In the first quarter of fiscal 2013, the Company completed the sale of one of these asset groups for $2.2 million. On January 3, 2013, the Company entered into a definitive agreement to sell its LIFECODES business to Immucor for $85.0 million in cash, subject to adjustment, plus a contingent payment of an additional $10.0 million based on future revenue results. LIFECODES sells molecular and antibody-based assays in the markets of transplant diagnostics, specialty coagulation and transfusion medicine. The transaction is subject to customary closing conditions, including expiration of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and an international regulatory review and is expected to close in the first half of fiscal 2013. Assets and liabilities held for sale are reflected separately in the Company’s Consolidated Balance Sheet. The following represents the components of the asset groups classified as held-for-sale as of December 29, 2012:

Assets:
Cash	$2,272
Accounts receivable	7,549
Inventory	14,469
Property and equipment	13,431
Other assets	1,851
Intangible assets and goodwill	51,880

Total assets held-for-sale	$91,452

Liabilities:
Accrued liabilities	(7,403)

Net assets held-for-sale	$84,049

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

The developed technology assets are comprised of know-how, patents and technologies embedded in Gen-Probe’s products and relate to currently marketed products and related instrument automation. In valuing the developed technology assets, consideration was only given to products that have received regulatory approval. The developed technology assets primarily comprise the significant product families used in diagnostic testing, and the majority of fair value relates to the APTIMA family of assays for testing of certain sexually transmitted diseases and microbial infectious diseases and the PROCLEIX family of assays for blood screening. The Company applied the Excess Earnings Method under the income approach to fair value the developed technology assets excluding the PROCLEIX technology asset. The Company applied the Relief-from-Royalty Method to fair value this asset.

IPR&D projects relate to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the underlying product, which primarily pertains to receiving approval to perform certain diagnostic testing on Gen-Probe’s instrumentation, such as the PANTHER and TIGRIS systems. The Company recorded $227.0 million of IPR&D related to 6 projects. One project, valued at $7.0 million, received FDA approval in October 2012, and another project, valued at $27.0 million, received FDA approval in January 2013. Amortization of these assets begins once FDA approval is received. The other projects are expected to be completed within the next 6 months to 42 months with a total cost of approximately $51 million to complete such projects. Given the uncertainties inherent with product development and commercial introduction, there can be no assurance that any of the Company’s product development efforts will be successful, completed on a timely basis or within budget, if at all. All of the IPR&D assets were valued using the multiple-period excess earnings method approach using a discount rate of 12.0%.

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

The excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of the amount of goodwill were based on several strategic and synergistic benefits that are expected to be realized from the Gen-Probe acquisition. These benefits include the expectation that the combined company’s complementary products in the molecular diagnostics market with Gen-Probe’s fully automated product franchise will significantly broaden the Company’s offering in women’s health and diagnostics. The combined company is expected to benefit from a broader global presence and with Hologic’s direct sales force and marketing in Europe and its investment in China distribution, the growth prospects of Gen-Probe’s products are expected to be enhanced significantly. The combined company anticipates significant cross-selling opportunities within the diagnostics market through Hologic’s larger channel coverage and physician sales team. None of the goodwill is expected to be deductible for income tax purposes.

The following unaudited pro forma information presents the combined financial results for the Company and Gen-Probe as if the acquisition of Gen-Probe had been completed as of the beginning of the fiscal year prior to the period of acquisition, September 26, 2010:

Three Months Ended December 24, 2011

Revenue	$630,844
Net loss	$(10,195)
Basic and diluted net loss per common share	$(0.04)

The unaudited pro forma information for the three months ended December 24, 2011 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments to reflect pro forma results of operations as if the acquisition occurred on September 26, 2010, such as fair value adjustments to inventory, accounts receivable, and property, plant and equipment, increased expenses for restructuring charges and retention costs, increased interest expense on debt obtained to finance the transaction, lower investment income and increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs, other than restructuring and retention, or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

(4) Restructuring Charges

In addition to monitoring the global macro-economic environment and impact on its businesses and products, the Company also evaluates its operations for opportunities to improve operational effectiveness and efficiency and to better align expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions. These actions are described below. The following table displays charges taken related to restructuring actions in fiscal 2013 and 2012 and a rollforward of the charges to the accrued balances as of December 29, 2012.

Restructuring Charges	Abandonment of Adiana Product Line	Consolidation of Diagnostics Operations	Closure of Indianapolis Facility	Other Operating Cost Reductions	Total

Fiscal 2012 charges:
Non-cash impairment charge	$16,316	$585	$—	$—	$16,901
Purchase orders and other contractual obligations	3,099	—	—	—	3,099
Workforce reductions	128	14,202	879	40	15,249
Facility closure costs	—	—	—	430	430
Other	—	—	900	—	900

Total fiscal 2012 charges	$19,543	$14,787	$1,779	$470	$36,579

Recorded to cost of product sales	$19,064	$—	$—	$—	$19,064

Recorded to restructuring	$479	$14,787	$1,779	$470	$17,515

Fiscal 2013 charges:
Workforce reductions	—	1,792	1,489	—	3,281
Other	—	—	652	—	652

Total fiscal 2013 charges	$—	$1,792	$2,141	$—	$3,933

Rollforward of Accrued Restructuring

Total fiscal 2012 charges	$19,543	$14,787	$1,779	$470	$36,579
Non-cash impairment charges	(16,316)	(585)	—	—	(16,901)
Stock compensation	—	(3,500)	—	—	(3,500)
Severance payments	(128)	(2,423)	—	(78)	(2,629)
Purchase orders and other contractual obligations payments	(2,572)	—	—	—	(2,572)
Other payments	—	—	—	(430)	(430)
Acquired	—	83	—	—	83
Foreign exchange and other adjustments	—	22	—	91	113

Balance at September 29, 2012	$527	$8,384	$1,779	$53	$10,743

Fiscal 2013 charges	—	1,792	2,141	—	3,933
Stock compensation	—	(222)	—	—	(222)
Severance payments	—	(6,775)	—	(53)	(6,828)
Purchase orders and other contractual obligations payments	(527)	—	(211)	—	(738)
Foreign exchange and other adjustments	—	5	—	—	5

Balance at December 29, 2012	$—	$3,184	$3,709	$—	$6,893

Abandonment of Adiana Product Line

At the end of the second quarter of fiscal 2012, the Company decided to cease manufacturing, marketing and selling its Adiana system, which was a product line within the Company’s GYN Surgical reporting segment. Management determined that the product was not financially viable and would not become so in the foreseeable future. In addition, the Company settled its intellectual property litigation regarding the Adiana system with Conceptus, Inc., which did not result in any additional charges. In the second quarter of fiscal 2012, the Company recorded a charge of $18.3 million and recorded additional adjustments in fiscal 2012 resulting in an aggregate charge of $19.5 million. Of the total charge, $19.1 million was recorded within cost of product sales and $0.4 million was recorded in restructuring. The amount recorded in cost of product sales comprised impairment charges of $9.9 million to record inventory at its net realizable value, $6.5 million to write down certain manufacturing equipment and equipment placed at customer sites to its fair value that had no further utility, and $2.7 million for outstanding contractual purchase orders of raw materials and components that will not be utilized and other contractual obligations. In connection with this action, the Company terminated certain manufacturing and other personnel primarily at its Costa Rica location, resulting in severance charges of $0.1 million, and incurred other contractual charges of $0.3 million. All identified employees were terminated and paid as of September 29, 2012.

Consolidation of Diagnostics Operations

In connection with its acquisition of Gen-Probe, the Company implemented restructuring actions to consolidate its Diagnostics business, such as streamlining product development initiatives, reducing overlapping functional areas such as sales, marketing and general and administrative functions, and consolidation of manufacturing resources, field services and support. As a result, the Company terminated certain employees from Gen-Probe and its legacy diagnostics business in research and development, sales, marketing, and general and administrative functions. The Company recorded severance and benefit charges in fiscal 2012 of $13.3 million related to this action pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420). The majority of these employees ceased working in the fourth quarter of fiscal 2012, and their full severance charge was recorded in the fourth quarter of fiscal 2012. In addition, certain of the terminated Gen-Probe employees had unvested stock options and the vesting terms were accelerated as a result of termination. As such, the severance charges in fiscal 2012 include $3.5 million of stock-based compensation expense. In the first quarter of fiscal 2013, the Company recorded $0.8 million of severance charges, including $0.2 million for stock-based compensation.

In addition, the Company is moving its legacy molecular diagnostics operations from Madison, Wisconsin to Gen-Probe’s facilities in San Diego, California. This transfer is expected to be finalized by the end of calendar 2014, and the majority of employees in Madison will be terminated in fiscal 2013 and 2014. The Company is recording severance and benefit charges pursuant to ASC 420 and estimates the total severance and benefits charge to be approximately $6.4 million, which will be recorded ratably over the estimated service period of the affected employees. The Company recorded $1.0 million in the first quarter of fiscal 2013 and $0.9 million in the fourth quarter of fiscal 2012. The Company also recorded non-cash charges of $0.6 million in the fourth quarter of fiscal 2012 as a result of exiting certain research projects. Additional charges, which are not expected to be significant, will be recorded as the manufacturing operation is transferred and the facility is closed down. These charges will be recorded as they are incurred.

Closure of Indianapolis Facility

In the fourth quarter of fiscal 2012, the Company finalized its decision to transfer production of its interventional breast products, which are included within the Breast Health reporting segment, from its Indianapolis facility to its facility in Costa Rica. The transfer is expected to be completed in the first half of calendar 2014, and all employees at the Indianapolis location will be terminated. The Company is recording severance and benefit charges pursuant to ASC 420 and estimates the total severance and benefits charge to be approximately $6.4 million, which will be recorded ratably over the estimated service period of the affected employees. The Company recorded $1.5 million of severance benefits in the first quarter of fiscal 2013 and $0.9 million in the fourth quarter of fiscal 2012. In addition, the Company recorded $0.7 million in the first quarter of fiscal 2013 for additional miscellaneous items and $0.9 million in the fourth quarter of fiscal 2012 for amounts owed to the state of Indiana for employment credits. Additional charges, which are not expected to be significant, will be recorded as the manufacturing operation is transferred and the facility is closed down. These charges will be recorded as they are incurred.

Consolidation of Selenium Panel Coating Production

During the third quarter of fiscal 2012, the Company finalized its decision to consolidate its Selenium panel coating process and transfer the production line to its Newark, Delaware facility from its Hitec-Imaging German subsidiary. This production line is included within the Breast Health segment. The transfer is expected to be completed in the second half of fiscal 2013. In connection with this consolidation plan, the Company expects to terminate certain employees, primarily manufacturing personnel. Severance charges will be recorded pursuant to ASC 420 because the severance benefits qualify as one-time employee termination benefits. Since communication of the severance benefit to the affected employees had not been made as of December 29, 2012, no charges have been recorded as of December 29, 2012. Employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefit. As such, the severance benefit will be recognized ratably over the required service period once the individual severance benefits are known and communicated to the employees. The termination communications began in January 2013. The Company expects to incur between $1.2 million and $1.4 million for severance charges in fiscal 2013.

(5) Borrowings and Credit Arrangements

The Company had total debt with a carrying value of $5.04 billion at December 29, 2012 and September 29, 2012. The Company’s borrowings consisted of the following:

	December 29, 2012	September 29, 2012
Current debt obligations, net of debt discount:
Convertible Notes	$734,476	$—
Term Loan A	49,603	49,582
Term Loan B	14,858	14,853

Total current debt obligations	798,937	64,435

Long-term debt obligations, net of debt discount:
Term Loan A	930,066	942,065
Term Loan B	1,467,191	1,470,454
Senior Notes	1,000,000	1,000,000
Convertible Notes	839,828	1,558,660

Total long-term debt obligations	4,237,085	4,971,179

Total debt obligations	$5,036,022	$5,035,614

Credit Agreement

Borrowings outstanding under the credit and guaranty agreement (the “Credit Agreement”) for the three months ended December 29, 2012 had a weighted average interest rate of 4.0%. The interest rates on the outstanding Term Loan A and Term Loan B borrowings at December 29, 2012 ranged from 3.21% to 4.5%. Interest expense under the Credit Agreement totaled $30.0 million for the three months ended December 29, 2012, which includes non-cash interest expense of $3.7 million related to the amortization of the deferred financing costs and accretion of the debt discount.

The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Company and the guarantors, subject to negotiated exceptions, to: incur additional indebtedness and additional liens on their assets; engage in mergers or acquisitions or dispose of assets; enter into sale-leaseback transactions; pay dividends or make other distributions; voluntarily prepay other indebtedness; enter into transactions with affiliated persons; make investments; and change the nature of their businesses. The credit facilities also contain total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter, which are effective in our first quarter of fiscal 2013. The Company was in compliance with the Credit Agreement’s covenants as of December 29, 2012.

The Company has evaluated the Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that require bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives are a default provision, which could require additional interest payments, and provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company has determined that the fair value of these embedded derivatives was nominal as of December 29, 2012.

Senior Notes

The Company’s 6.25% senior notes due 2020 (the “Senior Notes”) mature on August 1, 2020 and bear interest at the rate of 6.25% per year, payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2013. The Company recorded interest expense of $16.0 million in the three months ended December 29, 2012, which includes non-cash interest expense of $0.4 million related to the amortization of the deferred financing costs related to the Senior Notes.

On August 1, 2012, in connection with the issuance of the Senior Notes, the Company and the Guarantors entered into an exchange and registration rights agreement with the initial purchasers of the Senior Notes. Pursuant to the terms of the registration rights agreement, the Company and the Guarantors agreed to (i) file a registration statement covering an offer to exchange the Senior Notes for a new issue of identical exchange notes registered under the Securities Act on or before 180 days from August 1, 2012, (ii) use commercially reasonable efforts to cause such registration statement to become effective, and (iii) use commercially reasonable efforts to complete the exchange prior to 270 days after August 1, 2012. The Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on January 28, 2013. The Registration Statement has not yet been declared effective. Under certain circumstances, the Company and the Guarantors may be required to provide a shelf registration statement to cover resales of the Senior Notes.

Convertible Notes

In the first quarter of fiscal 2013, the Company has reclassified its 2007 Notes to short-term in accordance with U.S. generally accepted accounting principles as they are due on demand within one year of the balance sheet date. The holders of these notes can put them to the Company on December 13, 2013.

The Convertible Notes and related equity components (recorded in additional paid-in-capital, net of deferred taxes) consisted of the following:

	December 29, 2012	September 29, 2012
2007 Notes principal amount	$775,000	$775,000
Unamortized discount	(40,524)	(50,591)

Net carrying amount	$734,476	$724,409

Equity component, net of taxes	$233,353	$233,353

2010 Notes principal amount	$450,000	$450,000
Unamortized discount	(70,199)	(74,062)

Net carrying amount	$379,801	$375,938

Equity component, net of taxes	$60,054	$60,054

2012 Notes principal amount	$500,000	$500,000
Unamortized discount	(39,973)	(41,687)

Net carrying amount	$460,027	$458,313

Equity component, net of taxes	$49,195	$49,195

Interest expense under the Convertible Notes is as follows:

	Three months ended
	December 29, 2012	December 24, 2011
Amortization of debt discount	$15,644	$18,953
Amortization of deferred financing costs	908	1,007

Non-cash interest expense	16,552	19,960

2.00% accrued interest	8,610	8,578

	$25,162	$28,538

(6) Commitments and Contingencies

(a) Contingent Earn-Out Payments

In connection with certain of its acquisitions, the Company has incurred the obligation to make contingent earn-out payments tied to performance criteria, principally revenue growth of the acquired businesses over a specified period. In certain circumstances, such as a change of control, a portion of these obligations may be accelerated. In addition, contractual provisions relating to these contingent earn-out obligations may include covenants to operate the businesses acquired in a manner that may not otherwise be most advantageous to the Company.

The Company made its final contingent consideration payment of $16.8 million to the former Adiana shareholders, which was net of amounts withheld for qualifying legal costs, in the first quarter of fiscal 2013.

The measurement period for the Company’s remaining contingent consideration obligation to the former shareholders of Sentinelle Medical was completed in the fourth quarter of fiscal 2012. The Company accrued $3.4 million as of September 29, 2012 and made its final payment in the first quarter of fiscal 2013.

In connection with the Company’s acquisition of Interlace in fiscal 2011, the Company has an obligation to the former stockholders to make contingent payments over a two-year period up to a maximum payout of $225.0 million based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. Pursuant to ASC 805, the Company recorded its estimate of the fair value of the contingent consideration liability based on future revenue projections of the Interlace business under various potential scenarios and weighted probability assumptions of these outcomes. The discount rate is based on the weighted-average cost of capital of the acquired business plus a credit risk premium for non-performance risk related to the liability pursuant to ASC 820, Fair Value Measurements and Disclosures (ASC 820). This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820. This fair value measurement is directly impacted by the Company’s estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or benefits, respectively, as appropriate. The Company recorded charges of $10.0 million and $5.6 million in the first quarter of fiscal 2013 and 2012, respectively, to record the contingent consideration liability at fair value. As of December 29, 2012, the Company has accrued $93.0 million for the contingent consideration liability to the former Interlace stockholders, which when disbursed will be net of legal indemnification holdbacks.

In connection with the Company’s acquisition of TCT, the Company has an obligation to certain of the former shareholders, based on future employment, to make contingent payments over a two year period not to exceed $200.0 million less a deferred payment of $35.0 million from the initial consideration. The first earn-out payment of $54.0 million was made in the fourth quarter of fiscal 2012. At December 29, 2012, the Company has accrued $68.5 million for the second contingent earn-out payment.

In connection with the Company’s acquisition of Healthcome, the Company has an obligation to the former shareholders to make contingent payments totaling $5.0 million over the next two fiscal years. At December 29, 2012, the Company has accrued $5.0 million for these contingent payments as employment was no longer required.

A summary of amounts recorded to the Consolidated Statements of Operations is as follows:

Statement of Operations Line Item – 3 Months Ended December 29, 2012	Interlace	TCT	Total
Contingent consideration – compensation expense	$—	$29,486	$29,486
Contingent consideration – fair value adjustments	10,040	—	10,040

	$10,040	$29,486	$39,526

Statement of Operations Line Item – 3 Months Ended December 24, 2011	Sentinelle Medical	Interlace	TCT	Healthcome	Total
Contingent consideration – compensation expense	$—	$—	$10,012	$429	$10,441
Contingent consideration – fair value adjustments	(468)	5,590	—	—	5,122

	$(468)	$5,590	$10,012	$429	$15,563

(b) Litigation and Related Matters

On June 9, 2010, Smith & Nephew, Inc. filed suit against Interlace, which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that the Interlace MyoSure hysteroscopic tissue removal device infringes U.S. patent 7,226,459. The complaint seeks permanent injunctive relief and unspecified damages. A Markman hearing on claim construction was held on November 9, 2010, and a ruling was issued on April 21, 2011. On November 22, 2011, Smith & Nephew, Inc. filed suit against the Company in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that use of the MyoSure hysteroscopic tissue removal system infringes U.S. patent 8,061,359. The complaint seeks preliminary and permanent injunctive relief and unspecified damages. On January 17, 2012, at a hearing on Smith & Nephew’s motion for preliminary injunction with respect to the suit filed on November 22, 2011, the judge did not issue an injunction, consolidated the two matters for a single trial and scheduled a trial on the merits for both claims for June 25, 2012. A case management conference held on February 14, 2012 resulted in the trial being rescheduled to begin on August 20, 2012. On March 15, 2012, the Court heard summary judgment arguments related to the ‘459 patent and claim construction arguments related to the ‘359 patent. On June 5, 2012, the Court denied Smith & Nephew’s request for summary judgment of infringement, denied Smith & Nephew’s request for preliminary injunction, and denied the Company’s requests for summary judgment of non-infringement and invalidity. On September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the ‘459 and ‘359 patents and assessed damages of $4.0 million. The court has not yet entered judgment adopting the jury’s finding. Based in part on the fact the United States Patent and Trademark Office (“USPTO) has taken up a re-examination of both the ‘359 and ‘459 patents rejecting all previously issued claims, including all claims asserted against the MyoSure product, the Company has filed post trial motions seeking to reverse the jury’s rulings. A bench trial regarding the Company’s assertion of inequitable conduct on the part of Smith & Nephew with regard to the ‘359 was held on December 9, 2012. A hearing on post-trial motions for that trial is scheduled for February 7, 2013. At this time, based on available information regarding this litigation, the Company does not believe a loss is probable and is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses, beyond the pending jury verdict. The purchase and sale agreement associated with the acquisition of Interlace includes an indemnification provision that provides for the reimbursement of a portion of legal expenses in defense of the Interlace intellectual property. The Company has the right to collect certain amounts set aside in escrow and, as applicable, offset contingent consideration payments of qualifying legal costs. The Company is recording legal fees incurred for this suit pursuant to the indemnification provision net within accrued expenses.

        On February 10, 2012, C.R. Bard (as acquirer of SenoRx, Inc. “SenoRx”) filed suit against the Company in the United States District Court for the District of Delaware. In the complaint, it is alleged that the Company’s MammoSite product infringes SenoRx’s U.S. Patents 8,079,946 and 8,075,469. The complaint seeks permanent injunctive relief and unspecified damages. On September 4, 2012 and October 16, 2012 the USPTO took up a re-examination of the ‘946 and ‘469 patents respectively. With respect to the ‘469 patent, all previously issued claims were rejected and for the ‘846 patent all but four claims were rejected. Based on the actions of the USPTO, the Company has filed a motion seeking to stay all litigation proceedings pending the outcome of the USPTO’s re-examination of both patents in suit. On January 11, 2013 the court issued an order denying the stay. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On March 6, 2012, Enzo Life Sciences, Inc. (“Enzo”) filed suit against the Company in the United States District Court for the District of Delaware. In the complaint, it is alleged that certain of the Company’s molecular diagnostics products, including without limitation products based on its proprietary Invader chemistry such as Cervista HPV high risk and Cervista HPV 16/18, infringe Enzo’s U.S. Patent 6,992,180. The complaint seeks permanent injunctive relief and unspecified damages. The Company was formally served with the complaint on July 3, 2012, but no hearing has been scheduled. In January 2012, Enzo filed suit against Gen-Probe in the United States District Court for the District of Delaware. In that complaint, it is alleged that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s patented HPA technology, such as the APTIMA Combo 2 and APTIMA HPV assays, infringe Enzo’s U.S. Patent 6,992,180. The complaint seeks permanent injunctive relief and unspecified damages. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

Prior to its acquisition by Hologic, Gen-Probe had patent infringement claims against Becton Dickinson (“BD”) seeking monetary damages and injunctive relief. The parties settled this litigation in the first quarter of fiscal 2013. Under the terms of the settlement, BD made a one-time payment and was granted a non-exclusive royalty-bearing license to the asserted intellectual property.

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

        On February 3, 2011, the Company received FDA approval of Makena, and subject to a security interest and a right of reversion for failure to make future payments, all rights to Makena were transferred to KV. Upon FDA approval, the Company received $12.5 million, and including the $79.5 million previously received, the Company recorded a gain on the sale of intellectual property, net of the write-off of certain assets, of $84.5 million in the second quarter of fiscal 2011. Pursuant to the amended agreement, the Company received $12.5 million in the second quarter of fiscal 2012, which was recorded net of amounts due to the inventor of Makena. The Company was to receive the remaining $95.0 million of the sales price over a period of 18 to 30 months from FDA approval (subject to further deferral elections) depending on which one of two payment options KV selected. KV would also have owed the Company a 5% royalty on sales for certain time periods determined based upon the payment option or deferral elections selected by KV. On August 4, 2012, KV and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. The Company had been pursuing its claims against KV in these proceedings for amounts due to the Company under its agreement with KV, and in December 2012, the

Company and KV executed a settlement agreement, which became effective on December 28, 2012 upon the Bankruptcy Court entering certain orders. Under the settlement agreement, the Company released KV from all claims in consideration of a $60.0 million payment. The Company recorded this amount in the first quarter of fiscal 2013, net of certain costs, including contingent fees and amounts due to the inventor, resulting in a gain of $53.9 million. The Company will receive no further payments from KV.

(8) Marketable Securities

The Company’s marketable securities are comprised of an equity security and mutual funds. The equity security is an investment in the common stock of a publicly traded company, and the mutual funds are to fund the Gen-Probe deferred compensation plan. The equity security is classified as available-for-sale and is recorded at fair value with the unrealized gains or losses, net of tax, within accumulated other comprehensive income (loss), which is a component of stockholders’ equity. The mutual funds are classified as trading and are recorded at fair value with unrealized gains and losses recorded in other income in the Consolidated Statements of Income.

The following reconciles the cost basis to the fair market value of the Company’s one equity security as of December 29, 2012.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Equity security	$5,931	$—	$(459)	$5,472

(9) Net Income Per Share

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended
	December 29, 2012	December 24, 2011
Basic weighted average common shares outstanding	266,344	262,717
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	3,035	2,241

Diluted weighted average common shares outstanding	269,379	264,958

Weighted-average anti-dilutive shares related to:
Outstanding stock options	8,207	10,827
Restricted stock units	—	1,588

(10) Stock-Based Compensation

The following presents stock-based compensation expense in the Company’s Consolidated Statements of Income:

	Three Months Ended
	December 29, 2012	December 24, 2011
Cost of revenues	$1,834	$1,107
Research and development	1,868	1,201
Selling and marketing	2,201	1,550
General and administrative	5,941	4,799
Restructuring	222	—

	$12,066	$8,657

The Company granted approximately 2.1 million and 2.0 million stock options during the three months ended December 29, 2012 and December 24, 2011, respectively, with weighted average exercise prices of $19.86 and $17.02, respectively. There were 19.0 million options outstanding at December 29, 2012 with a weighted average exercise price of $17.86.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended
	December 29, 2012	December 24, 2011
Risk-free interest rate	0.5%	0.7%
Expected volatility	43.7%	46.9%
Expected life (in years)	4.4	4.3
Dividend yield	—	—
Weighted average fair value of options granted	$7.06	$6.41

The Company granted approximately 1.8 million and 1.5 million restricted stock units (RSU) during the three months ended December 29, 2012 and December 24, 2011, respectively, with weighted average grant date fair values of $19.86 and $17.08, respectively. As of December 29, 2012, there were 4.2 million unvested RSUs outstanding with a weighted average grant date fair value of $18.00. The Company also granted approximately 0.1 million market stock units (MSU) during the three months ended December 29, 2012 to its chief executive officer and chief financial officer. The MSUs were valued at $18.49 using the Monte Carlo simulation model. Each recipient of the MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s stock price achieves the defined measurement criteria. The Company will recognize compensation expense over the required service period, and since these are market-based awards, the compensation expense will be recognized by the Company regardless of whether the required criteria is met to receive such shares.

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and RSUs. The vesting term of stock options granted to employees is generally five years with annual vesting of 20% per year on the anniversary of the grant date, and RSUs granted to employees generally vest over four years with annual vesting at 25% per year on the anniversary of the grant date. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that is ultimately expected to vest. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 7% as of December 29, 2012. This analysis is periodically re-evaluated and forfeiture rates will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.

At December 29, 2012, there was $54.1 million and $66.1 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs and MSUs), respectively, to be recognized over a weighted average period of 3.5 years and 3.1 years, respectively.

(11) Other Balance Sheet Information

	December 29, 2012	September 29, 2012
Inventories
Raw materials	$132,031	$134,983
Work-in-process	71,994	93,218
Finished goods	141,284	138,990

	$345,309	$367,191

Property and equipment
Equipment and software	$298,691	$296,776
Equipment under customer usage agreements	260,210	249,692
Building and improvements	156,781	156,665
Leasehold improvements	73,170	71,943
Land	51,455	51,430
Furniture and fixtures	21,921	21,495

	862,228	848,001
Less – accumulated depreciation and amortization	(358,157)	(340,003)

	$504,071	$507,998

(12) Business Segments and Geographic Information

The Company has four reportable segments: Breast Health, Diagnostics, GYN Surgical and Skeletal Health. Certain reportable segments represent an aggregation of operating units within each segment. The Company measures and evaluates its reportable segments based on segment revenues and operating income (loss) adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense, contingent consideration charges, restructuring and divestiture charges and other one-time or unusual items and related tax effects.

Identifiable assets for the four principal operating segments consist of inventories, intangible assets including goodwill, and property and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three months ended December 29, 2012 and December 24, 2011. Segment information is as follows:

	Three Months Ended
	December 29, 2012	December 24, 2011
Total revenues:
Diagnostics	$305,916	$154,064
Breast Health	220,808	215,352
GYN Surgical	80,909	78,545
Skeletal Health	23,729	24,750

	$631,362	$472,711

Operating income (loss):
Diagnostics	$14,295	$20,138
Breast Health	44,946	47,417
GYN Surgical	622	(5,013)
Skeletal Health	3,366	4,217

	$63,229	$66,759

Depreciation and amortization:
Diagnostics	$91,542	$39,989
Breast Health	9,930	10,604
GYN Surgical	26,479	26,088
Skeletal Health	204	442

	$128,155	$77,123

Capital expenditures:
Diagnostics	$13,853	$7,038
Breast Health	3,580	1,569
GYN Surgical	2,745	2,749
Skeletal Health	179	457
Corporate	2,090	2,863

	$22,447	$14,676

	December 29, 2012	September 29, 2012
Identifiable assets:
Diagnostics	$6,061,568	$6,170,553
Breast Health	952,292	956,134
GYN Surgical	1,923,953	1,944,386
Skeletal Health	33,513	32,778
Corporate	1,497,229	1,373,257

	$10,468,555	$10,477,108

The Company had no customers with balances greater than 10% of accounts receivable as of December 29, 2012 or September 29, 2012, or any customer that represented greater than 10% of product revenues during the three months ended December 29, 2012 and December 24, 2011.

Products sold by the Company internationally are manufactured at both domestic and international locations. Transfers between the Company and its subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

The Company operates in the major geographic areas as noted in the below chart. Revenue data is based upon customer location, and internationally totaled $175.4 million and $117.5 million during the three months ended December 29, 2012 and December 24, 2011, respectively. Other than the United States, no single country accounted for more than 10% of consolidated revenues. The Company’s sales in Europe are predominantly derived from Germany, the United Kingdom and the Netherlands. The Company’s sales in Asia-Pacific are predominantly derived from China, Australia and Japan. The “All others” designation includes Canada, Latin America and the Middle East.

Revenues by geography as a percentage of total revenues are as follows:

	Three Months Ended
	December 29, 2012	December 24, 2011
United States	72%	75%
Europe	14%	12%
Asia	9%	7%
All others	5%	6%

	100%	100%

(13) Income Taxes

In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If an entity has a year-to-date loss in an interim period and anticipates a loss for the full fiscal year; the entity should apply the estimated annual effective tax rate to record the interim tax provision applicable to the loss. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date may be the best annual effective tax rate estimate. For the three months ended December 29, 2012, the Company determined that it was unable to make a reliable annual effective tax rate estimate due to the rate sensitivity as it relates to its forecasted fiscal 2013 results. Therefore, the Company recorded a tax benefit for the three months ended December 29, 2012 based on the effective rate for the three months ended December 29, 2012.

The Company’s effective tax rate for the three months ended December 29, 2012 was 142.4% compared to 47.8% for the three months ended December 24, 2011. For the three months ended December 29, 2012, the tax rate benefit was primarily due to a $19.4 million valuation allowance release related to built-in capital losses, that the Company has concluded are more likely than not realizable as a result of the $53.9 million gain recorded on the Makena sale (see Note 7), partially offset by non-deductible contingent consideration compensation expense related to TCT and Interlace. For the three months ended December 24, 2011, the effective tax rate was higher than the statutory rate primarily due to non-deductible contingent compensation expense related to TCT and contingent consideration fair value adjustments for Interlace and Sentinelle Medical. The Company also established a $2.8 million valuation allowance against Canadian tax credits due to uncertainties surrounding its ability to continue to generate future taxable income to fully utilize these tax assets.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research tax credit from January 1, 2012 to December 31, 2013. As a result, the Company expects its income tax provision for the second quarter of fiscal 2013 will include a discrete tax benefit that will impact the second quarter’s income tax provision for the previously expired period from January 1, 2012 to December 31, 2012.

As of December 29, 2012, the Company has recorded $1.69 billion of net deferred tax liabilities compared to $1.76 billion at September 29, 2012. The Company’s deferred tax assets are periodically evaluated to determine their recoverability.

The Company has $56.7 million of gross unrecognized tax benefits, including interest, as of December 29, 2012. This represents the unrecognized tax that, if recognized, would reduce the Company’s effective tax rate. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities within income tax expense. As of December 29, 2012, accrued interest, net of tax benefit, was $1.9 million and no penalties have been accrued.

(14) Goodwill and Intangible Assets

Goodwill

A rollforward of goodwill activity by reportable segment from September 29, 2012 to December 29, 2012 is as follows:

	Breast Health	Diagnostics	GYN Surgical	Skeletal Health	Total
Balance at September 29, 2012	$635,741	$2,283,447	$1,015,466	$8,125	$3,942,779
Gen-Probe acquisition adjustments	—	(1,426)	—	—	(1,426)
Tax adjustments	—	(67)	—	—	(67)
Foreign currency	(477)	34	587	—	144

Balance at December 29, 2012	$635,264	$2,281,988	$1,016,053	$8,125	$3,941,430

Intangible Assets

Intangible assets consisted of the following:

Description	As of December 29, 2012		As of September 29, 2012
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$3,790,865	$863,337	$3,784,689	$788,274
In-process research and development	220,000	—	227,000	—
Customer relationships and contracts	1,098,231	228,268	1,097,842	205,612
Trade names	238,101	66,161	240,092	60,318
Patents	11,852	7,992	11,417	7,906
Business licenses	2,597	411	2,577	344
Non-competition agreements	306	245	310	223

Totals	$5,361,952	$1,166,414	$5,363,927	$1,062,677

The estimated remaining amortization expense as of December 29, 2012 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2013	$309,777
Fiscal 2014	399,147
Fiscal 2015	384,304
Fiscal 2016	370,487
Fiscal 2017	361,458

(15) Product Warranties

Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Three Months Ended:
December 29, 2012	$6,179	$3,131	$(2,739)	$6,571
December 24, 2011	$4,448	$2,063	$(1,624)	$4,887

(16) Stockholder Rights Plan

The Amended and Restated Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated as of April 2, 2008 (the “Rights Plan”), and all preferred share purchase rights distributed to holders of the Company’s common stock pursuant to the Rights Plan, expired by their terms on January 1, 2013. As a result, the Rights Plan is of no further force and effect.

(17) Pension and Other Employee Benefits

The Company has certain defined benefit pension plans covering the employees of its Hitec-Imaging German subsidiary (formerly AEG). As of December 29, 2012 and September 29, 2012, the Company’s pension liability was $10.0 million and $9.7 million, respectively, which is primarily recorded as a component of long-term liabilities in the Consolidated Balance Sheets. As of December 29, 2012 and September 29, 2012, the pension plans held no assets. The Company’s net periodic benefit cost and components thereof were not material during the three months ended December 29, 2012 and December 24, 2011.

(18) Executive Departure

On January 22, 2013, the Company announced that Carl Hull will be retiring from his role as Senior Vice President and General Manager of Diagnostics. Mr. Hull, who served as Chairman, President and Chief Executive Officer of Gen-Probe until it was acquired by Hologic in August 2012, will continue with the Company as a consultant up to mid-August 2013. As a result, the Company expects to record a charge of approximately $6.5 million in the second quarter of fiscal 2013 related to the acceleration of certain retention payments and equity awards pursuant to the original terms of the related agreements.

(19) New Accounting Pronouncements

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

(20) Supplemental Guarantor Condensed Consolidating Financials

The Company’s Senior Notes issued in August 2012 are fully and unconditionally and jointly and severally guaranteed by Hologic, Inc. (“Parent/Issuer”) and each of its domestic subsidiaries. The following represents the supplemental condensed financial information of Hologic, Inc. and its guarantor and non-guarantor subsidiaries, as of December 29, 2012 and September 29, 2012 and for the three months ended December 29, 2012 and December 24, 2011.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 29, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$280,938	$343,192	$94,341	$—	$718,471
Restricted cash	—	—	2,094	—	2,094
Accounts receivable, net	97,922	184,137	123,647	(53)	405,653
Inventories	75,623	199,736	70,416	(466)	345,309
Deferred income tax assets	—	6,755	620	(7,375)	—
Prepaid income taxes	10,352	40,317	638	—	51,307
Prepaid expenses and other current assets	21,389	11,795	12,766	—	45,950
Intercompany receivables	—	2,128,022	56,282	(2,184,304)	—
Other current assets – assets held-for-sale	—	68,381	23,071	—	91,452

Total current assets	486,224	2,982,335	383,875	(2,192,198)	1,660,236

Property and equipment, net	26,978	374,634	102,459	—	504,071
Intangible assets, net	22,050	4,062,809	110,679	—	4,195,538
Goodwill	279,957	3,521,565	139,908	—	3,941,430
Other assets	117,548	49,934	1,303	(1,505)	167,280
Investment in subsidiaries	9,849,931	117,447	2,296	(9,969,674)	—

Total assets	$10,782,688	$11,108,724	$740,520	$(12,163,377)	$10,468,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,320	$39,548	$10,499	$—	$76,367
Accrued expenses	319,073	71,485	46,157	(432)	436,283
Deferred revenue	89,362	9,260	22,530	—	121,152
Current portion of long-term debt	798,937	—	—	—	798,937
Deferred income tax liabilities	118,986	—	—	(7,375)	111,611
Intercompany payables	2,112,961	—	79,556	(2,192,517)	—
Other current liabilities – assets held-for-sale	—	6,299	1,104	—	7,403

Total current liabilities	3,465,639	126,592	159,846	(2,200,324)	1,551,753

Long-term debt, net of current portion	4,237,085	—	—	—	4,237,085
Deferred income tax liabilities	51,763	1,513,605	10,896	208	1,576,472
Deferred service obligations – long-term	7,763	2,077	9,047	(2,447)	16,440
Other long-term liabilities	36,062	32,788	34,989	(1,410)	102,429

Total liabilities	7,798,312	1,675,062	214,778	(2,203,973)	7,484,179
Total stockholders’ equity	2,984,376	9,433,662	525,742	(9,959,404)	2,984,376

Total liabilities and stockholders’ equity	$10,782,688	$11,108,724	$740,520	$(12,163,377)	$10,468,555

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

September 29, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$210,028	$269,416	$80,986	$—	$560,430
Restricted cash	—	—	5,696	—	5,696
Accounts receivable, net	101,538	192,349	115,522	(76)	409,333
Inventories	74,500	223,043	70,180	(532)	367,191
Deferred income tax assets	13,578	—	617	(2,480)	11,715
Prepaid income taxes	20,805	48,429	611	—	69,845
Prepaid expenses and other current assets	18,817	12,816	12,668	—	44,301
Intercompany receivables	—	2,094,017	55,761	(2,149,778)	—
Other current assets – assets held-for-sale	—	67,878	26,625	—	94,503

Total current assets	439,266	2,907,948	368,666	(2,152,866)	1,563,014

Property and equipment, net	26,928	379,702	101,368	—	507,998
Intangible assets, net	24,034	4,162,930	114,286	—	4,301,250
Goodwill	279,956	3,522,474	140,349	—	3,942,779
Other assets	112,339	49,036	2,406	(1,714)	162,067
Investments in subsidiaries	9,782,940	101,615	2,296	(9,886,851)	—

Total assets	$10,665,463	$11,123,705	$729,371	$(12,041,431)	$10,477,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,847	$43,339	$14,037	$—	$87,223
Accrued expenses	238,387	86,566	50,052	(2,624)	372,381
Deferred revenue	92,234	10,307	27,147	—	129,688
Current portion of long-term debt	64,435	—	—	—	64,435
Intercompany payables	2,085,339	6,655	66,335	(2,158,329)	—
Other current liabilities – assets held-for-sale	—	5,520	2,102	—	7,622

Total current liabilities	2,510,242	152,387	159,673	(2,160,953)	661,349

Long-term debt, net of current portion	4,971,179	—	—	—	4,971,179
Deferred income tax liabilities	180,916	1,581,833	8,836	—	1,771,585
Deferred service obligations – long-term	7,536	1,160	7,601	(2,583)	13,714
Other long-term liabilities	34,559	30,587	34,504	(1,400)	98,250

Total liabilities	7,704,432	1,765,967	210,614	(2,164,936)	7,516,077
Total stockholders’ equity	2,961,031	9,357,738	518,757	(9,876,495)	2,961,031

Total liabilities and stockholders’ equity	$10,665,463	$11,123,705	$729,371	$(12,041,431)	$10,477,108

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended December 29, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product sales	$98,043	$379,771	$133,075	$(75,687)	$535,202
Service and other revenues	77,960	21,141	9,872	(12,813)	96,160

	176,003	400,912	142,947	(88,500)	631,362

Costs and expenses:
Cost of product sales	53,520	163,895	81,765	(75,687)	223,493
Cost of product sales – amortization of intangible assets	1,306	72,917	1,064	—	75,287
Cost of service and other revenues	38,378	15,591	9,753	(12,813)	50,909
Research and development	7,418	41,753	2,338	—	51,509
Selling and marketing	20,773	47,365	26,305	—	94,443
General and administrative	15,320	31,016	8,055	—	54,391
Amortization of intangible assets	678	26,649	1,199	—	28,526
Contingent consideration – compensation expense	29,486	—	—	—	29,486
Contingent consideration – fair value adjustments	10,040	—	—	—	10,040
Gain on sale of intellectual property, net	—	(53,884)	—	—	(53,884)
Restructuring charges	221	3,286	426	—	3,933

	177,140	348,588	130,905	(88,500)	568,133

Income from operations	(1,137)	52,324	12,042	—	63,229
Investment and interest income	131	42	87	—	260
Interest expense	(71,254)	(314)	(513)	—	(72,081)
Other income (expense), net	119	(4,046)	5,180	(14)	1,239

(Loss) income before income taxes	(72,141)	48,006	16,796	(14)	(7,353)
(Benefit) provision for income taxes	(11,747)	(3,114)	4,390	—	(10,471)
Equity in earnings (losses) of subsidiaries	63,512	10,934	—	(74,446)	—

Net income (loss)	$3,118	$62,054	$12,406	$(74,460)	$3,118

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three Months Ended December 24, 2011

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product sales	$105,761	$250,448	$102,534	$(66,647)	$392,096
Service and other revenues	73,428	14,526	7,262	(14,601)	80,615

	179,189	264,974	109,796	(81,248)	472,711

Costs and expenses:
Cost of product sales	53,690	80,721	64,180	(66,647)	131,944
Cost of product sales – amortization of intangible assets	1,305	42,910	1,956	—	46,171
Cost of service and other revenues	39,235	13,730	6,862	(14,601)	45,226
Research and development	7,244	18,130	2,968	—	28,342
Selling and marketing	16,497	42,246	18,717	—	77,460
General and administrative	13,020	24,190	9,285	—	46,495
Amortization of intangible assets	677	13,859	306	—	14,842
Contingent consideration – compensation expense	10,441	—	—	—	10,441
Contingent consideration – fair value adjustments	5,122	—	—	—	5,122
Restructuring charges	—	—	(91)	—	(91)

	147,231	235,786	104,183	(81,248)	405,952

Income from operations	31,958	29,188	5,613	—	66,759
Investment and interest income	578	46	38	—	662
Interest expense	(28,709)	(327)	(473)	—	(29,509)
Other income, net	1,464	21	507	—	1,992

Income before income taxes	5,291	28,928	5,685	—	39,904
Provision for income taxes	6,209	8,571	4,312	—	19,092
Equity in earnings (losses) of subsidiaries	21,730	3,390	557	(25,677)	—

Net income (loss)	$20,812	$23,747	$1,930	$(25,677)	$20,812

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Three Months Ended December 29, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$3,118	$62,054	$12,406	$(74,460)	$3,118
Change in cumulative translation adjustment	—	577	1,392	—	1,969
Unrealized loss on available-for-sale security	—	(557)	—	—	(557)

Comprehensive income (loss)	$3,118	$62,074	$13,798	$(74,460)	$4,530

For the Three Months Ended December 24, 2011

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$20,812	$23,747	$1,930	$(25,677)	$20,812
Change in cumulative translation adjustment	36	(188)	(206)	—	(358)

Comprehensive income (loss)	$20,848	$23,559	$1,724	$(25,677)	$20,454

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended December 29, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$112,839	$30,075	$12,111	$—	$155,025

INVESTING ACTIVITIES
Payment of additional acquisition consideration	(16,808)	—	—	—	(16,808)
Proceeds from sale of business, net	—		1,488	—	1,488
Proceeds from sale of intellectual property	—	60,000	—	—	60,000
Purchase of property and equipment	(2,887)	(6,037)	(2,309)	—	(11,233)
Increase in equipment under customer usage agreements	(286)	(7,172)	(3,756)	—	(11,214)
Purchase of insurance contracts	(4,000)	—	—	—	(4,000)
Purchase of cost-method investments	(3,400)	(225)	—	—	(3,625)
(Increase) decrease in other assets	(1,967)	(478)	3,589	—	1,144

Net cash provided by (used in) investing activities	(29,348)	46,088	(988)	—	15,752

FINANCING ACTIVITIES
Repayment of long-term debt	(16,250)	—	—	—	(16,250)
Payment of contingent consideration	(3,408)	—	—	—	(3,408)
Net proceeds from issuance of common stock pursuant to employee stock plans	12,777	—	—	—	12,777
Excess tax benefit related to equity awards	2,185	—	—	—	2,185
Payment of employee restricted stock minimum tax withholdings	(7,885)	—	—	—	(7,885)

Net cash used in financing activities	(12,581)	—	—	—	(12,581)
Effect of exchange rate changes on cash and cash equivalents	—	(2,387)	2,232	—	(155)

Net increase in cash and cash equivalents	70,910	73,776	13,355	—	158,041
Cash and cash equivalents, beginning of period	210,028	269,416	80,986	—	560,430

Cash and cash equivalents, end of period	$280,938	$343,192	$94,341	$—	$718,471

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended December 24, 2011

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$108,796	$7,101	$(4,166)	$—	$111,731

INVESTING ACTIVITIES
Payment of additional acquisition consideration	(9,784)	—	—	—	(9,784)
Purchase of property and equipment	(3,799)	(1,500)	(1,491)	—	(6,790)
Increase in equipment under customer usage agreements	—	(5,558)	(2,328)	—	(7,886)
Purchase of cost-method investment	—	(150)	—	—	(150)
Decrease in restricted cash	—	—	9	—	9

Net cash used in investing activities	(13,583)	(7,208)	(3,810)	—	(24,601)

FINANCING ACTIVITIES
Payment of contingent consideration	(4,105)	—	—	—	(4,105)
Net proceeds from issuance of common stock pursuant to employee stock plans	1,627	—	—	—	1,627
Excess tax benefit related to equity awards	1,725	—	—	—	1,725
Payment of employee restricted stock minimum tax withholdings	(5,561)	—	—	—	(5,561)

Net cash used in financing activities	(6,314)	—	—	—	(6,314)
Effect of exchange rate changes on cash and cash equivalents	—	107	(173)	—	(66)

Net increase (decrease) in cash and cash equivalents	88,899	—	(8,149)	—	80,750
Cash and cash equivalents, beginning of period	644,697	—	67,635	—	712,332

Cash and cash equivalents, end of period	$733,596	$—	$59,486	$—	$793,082

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operation;

•	the coverage and reimbursement decisions of third-party payors relating to the use of our products and treatments;

•	the uncertainty of the impact of cost containment efforts and federal healthcare reform legislation on our business and results of operation;

•	the anticipated impact of the U.S. excise tax on the sale of most medical devices, which is effective on January 1, 2013, on our business and results of operations;

•	the impact and anticipated benefits of the acquisition of Gen-Probe and the challenges associated with successfully integrating and operating the Gen-Probe business;

•	the impact and anticipated benefits of other recently completed acquisitions and acquisitions we may complete in the future;

•

the ability to consolidate certain of our manufacturing and other operations on a timely basis and within budget, without disrupting our business and to achieve anticipated cost synergies in connection therewith;

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this offering circular to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our filings with the Securities and Exchange Commission, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2012. We qualify all of our forward-looking statements by these cautionary statements.

OVERVIEW

We are a leading developer, manufacturer and supplier of premium diagnostics products, medical imaging systems and surgical products with an emphasis on serving the healthcare needs of women. Our core business units are focused on breast health, diagnostics, GYN surgical, and skeletal health. On August 1, 2012, we completed our acquisition of Gen-Probe. Gen-Probe is a leader in molecular diagnostics products and services that are used primarily to diagnose human diseases and screen donated human blood. Gen-Probe is part of our Diagnostics business segment.

Our breast health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, MRI breast coils, CAD for mammography and minimally invasive breast biopsy devices, breast biopsy site markers, breast biopsy guidance systems, breast imaging comfort pads, and breast brachytherapy products. Our most advanced breast imaging platform, Dimensions, utilizes a new technology called tomosynthesis to produce 3D images, as well as conventional 2D full field digital mammography images.

We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases and screen donated human blood. Our molecular diagnostics products include our APTIMA family of assays, our Proprietary Invader and TMA chemistries and advanced instrumentation (PANTHER, TIGRIS and HTA). The APTIMA family of assays is used to detect the common STDs chlamydia and gonorrhea, certain high-risk strains of HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. Our Invader chemistry comprises molecular diagnostic reagents used for a variety of DNA and RNA analysis applications, including Cervista HPV HR, and Cervista HPV 16/18 products to assist in the diagnosis of HPV, as well as other products to diagnose cystic fibrosis, cardiovascular risk and other diseases. In fiscal 2012, we received FDA approval of assays to run on our Panther instrument including APTIMA CT/GC and Trichomonas. We are also applying for approval of APTIMA HPV and Genotyping, anticipated for later this year. Our diagnostics products also include the ThinPrep System, which is primarily used in cytology applications such as cervical cancer screening, and the Rapid Fetal Fibronectin Test, which assists physicians in assessing the risk of pre-term birth. In blood screening, we develop and manufacture the PROCLEIX family of assays, which are used to detect HIV, HCV, HBV, WNV, HAV and Parvovirus in donated human blood. These blood screening products are marketed worldwide by our blood screening collaborator, Novartis, under Novartis’ trademarks.

Our GYN surgical products include our NovaSure system and MyoSure system. The NovaSure system involves a trans-cervical procedure for the treatment of heavy menstrual bleeding. The MyoSure system is a tissue removal device that is designed to provide incision-less removal of fibroids and polyps within the uterus. At the end of the second quarter of fiscal 2012, we decided to cease manufacturing, marketing and selling our Adiana permanent contraception system determining that the product was not financially viable and would not become so in the foreseeable future.

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

RECENT DEVELOPMENTS

On August 1, 2012, we completed our acquisition of Gen-Probe. Such acquisition, and the significant indebtedness we incurred to fund that acquisition, subject us to risks and uncertainties described herein and under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for our year ended September 29, 2012.

Market acceptance of our medical products in the United States and other countries is dependent upon the purchasing and procurement practices of our customers, patient demand for our products and procedures and the reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors. In the United States, the Centers for Medicare & Medicaid Services, known as CMS, establish coverage and reimbursement policies for healthcare providers treating Medicare and Medicaid beneficiaries. Under current CMS policies, varying reimbursement levels have been established for our products and treatments. Coverage and reimbursement policies and rates applicable to patients with private insurance are dependent upon individual private payor decisions which may not follow the policies and rates established by CMS. The use of our products and treatments outside the United States is similarly affected by coverage and reimbursement policies adopted by foreign governments and private insurance carriers. CMS has not adopted a reimbursement rate for the use of 3D tomosynthesis. We are working with governmental authorities, healthcare providers, insurance companies and other third-party payors in our efforts to secure reimbursement for the use of 3D tomosynthesis. However, we cannot assure that these efforts will be successful. Failure to obtain or delays in obtaining adequate reimbursement for the use of 3D tomosynthesis could adversely affect sales of our Dimensions 3D systems.

The continuing uncertainty surrounding worldwide financial markets and macroeconomic conditions has caused and may continue to cause the purchasers of medical equipment to decrease or delay their medical equipment purchasing and procurement activities. Additionally, volatility in world credit markets has caused and continues to cause our customers to experience difficulty securing the financing necessary to purchase certain of our products. Economic uncertainty and unemployment have and may continue to result in cost-conscious consumers focusing on acute care rather than wellness, which has and may continue to adversely affect demand for our products and procedures. Furthermore, governments and other third-party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect sales of our products. If the current adverse macroeconomic conditions continue, our business and prospects may be negatively impacted.

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and imposes new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of certain medical devices effective January 1, 2013. We expect that the majority of our products will fall under the government classification requiring the excise tax. Product sales in the United States represented 70% and 73% of our worldwide net product sales for the three months ended December 29, 2012 and year ended September 29, 2012, respectively.

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

Acquisition of Gen-Probe Incorporated

On August 1, 2012, we completed the acquisition of Gen-Probe and acquired all of the outstanding shares of Gen-Probe. The total purchase price was $3.97 billion, which was funded through available cash and financing consisting of senior secured credit facilities and senior notes resulting in aggregate proceeds of $3.48 billion, net of discounts.

Gen-Probe, headquartered in San Diego, California, is a leader in molecular diagnostics products and services that are used primarily to diagnose human diseases and screen donated human blood. We expect this acquisition to enhance our molecular diagnostics franchise and to complement our existing portfolio of diagnostics products. Gen-Probe’s results of operations are reported within our Diagnostics reporting segment from the date of acquisition.

The preliminary allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of August 1, 2012. We are continuing to obtain information to finalize fair values of the acquired assets and liabilities, including tax assets and liabilities. Certain of Gen-Probe’s assets have been designated as assets held-for-sale and recorded at fair value less the estimated cost to sell such assets. These represent non-core assets to our business plan and are expected to be sold within one year of the acquisition. In the first quarter of fiscal 2013, we completed the sale of one of these asset groups for $2.2 million. On January 3, 2013, we entered into a definitive agreement to sell our LIFECODES business to Immucor for $85.0 million in cash, subject to adjustment, plus contingent payments of up to an additional $10.0 million based on future revenue results. LIFECODES sells molecular and antibody-based assays in the markers of transplant diagnostics, specialty coagulation and transfusion medicine. The transaction is subject to customary closing conditions, including expiration of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and an international regulatory review and is expected to close in the first half of fiscal 2013.

The Company recorded $227.0 million of in-process research and development projects related to six projects. One project, valued at $7.0 million, received FDA approval in October 2012, and another project, valued at $27.0 million received FDA approval in January 2013. The other projects are expected to be completed within the next 6 months to 42 months with a total estimated cost of approximately $51 million to complete such projects. Given the uncertainties inherent with product development and introduction, we cannot assure that any of our product development efforts will be successful, completed on a timely basis or within budget, if at all.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales

	Three Months Ended
	December 29, 2012		December 24, 2011		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Diagnostics	$296,538	47%	$152,195	32%	$144,343	95%
Breast Health	141,277	22%	144,454	31%	(3,177)	(2)%
GYN Surgical	80,556	13%	78,149	16%	2,407	3%
Skeletal Health	16,831	3%	17,298	4%	(467)	(3)%

	$535,202	85%	$392,096	83%	$143,106	36%

Diagnostics product sales increased 95% in the current quarter compared to the corresponding period in the prior year primarily due to the inclusion of Gen-Probe’s product sales (acquired in the fourth quarter of fiscal 2012), which contributed $140.4 million in revenue, and an increase of $4.4 million from our legacy molecular diagnostics products, which includes our HPV products, as we continue to gain new customer accounts and unit sales to existing customers and increase our international sales through TCT. The inclusion of Gen-Probe’s results is partially impacted by the Novartis collaboration. Pursuant to the collaboration, a portion of Gen-Probe’s revenue is contingent on donations testing revenue earned by Novartis, however, Gen-Probe recognizes the full product cost upon shipment. As a result, amounts to be received for this contingent revenue related to inventory on hand and not yet utilized by Novartis’ customers as of the acquisition date were recorded as unbilled accounts receivable on the balance sheet in purchase accounting and are not recorded as revenue in our results of operations. In the current quarter, this contingent revenue of $17.1 million was not recognized in our results of operations. In addition, we experienced an increase in international sales of ThinPrep, principally from an increase in the sales price and higher volumes of ThinPrep in China, partially offset by a slight decline in domestic units sold.

Breast Health product sales decreased 2% in the current quarter compared to the corresponding period in the prior year. In the current three month period, our digital mammography systems revenue decreased $1.5 million compared to the corresponding period in the prior year due to a decrease in the number of Selenia systems sold, primarily in the United States, a slight deterioration of average selling prices, and a continued shift in Selenia product mix and configuration differences. We have experienced the trend of selling more Selenia Performance models, which have fewer features than our base Selenia model and carry lower average selling prices than our full-featured Selenia models. In addition, we sold more Selenia systems internationally as a percentage of total Selenia systems, and average selling prices are lower in our international markets compared to the domestic market. Partially offsetting the Selenia decrease, we sold more units of our 3D Dimensions product, which have higher average selling prices than our Selenia models, in the current quarter compared to the corresponding period in the prior year. Also, we experienced a decline in sales of related components and workstations of $2.7 million in the current quarter compared to the corresponding period in the prior year. Partially offsetting the decrease in digital mammography product sales, our breast biopsy products revenue increased $1.9 million in the current quarter compared to the corresponding period in the prior year due to the increase in the number of Eviva biopsy devices sold in the United States, partially offset by a decline of ATEC devices sold worldwide.

GYN Surgical product sales increased 3% in the current quarter compared to the corresponding period in the prior year primarily due to an increase in MyoSure system sales, including our new Aquilex fluid management system used with our MyoSure devices, of $8.1 million, partially offset by the discontinuance of Adiana system sales of $5.1 million and a decline in sales of NovaSure devices of $1.0 million. The MyoSure system was FDA approved shortly before we acquired Interlace in January 2011 and the product continues to gain strong market acceptance. The reduction in Adiana system revenues was due to our decision to cease manufacturing, marketing and selling the product as of the end of the second quarter of fiscal 2012, determining it was not financially viable and would not become so in the foreseeable future. We experienced a decrease in the number of NovaSure devices sold in the United States, which we primarily attribute to the continuing effect of unemployment and economic uncertainty, which has resulted in patients delaying surgery or opting for lower cost and generally less effective alternatives.

Skeletal Health product sales decreased 3% in the current quarter compared to the corresponding period in the prior year primarily due to a decline of $2.0 million in our osteoporosis assessment product sales worldwide. Partially offsetting this decrease was an increase in mini C-arm sales of $1.6 million primarily due to the introduction of our new Insight FD product.

Product sales by geography as a percentage of total product sales were as follows:

	Three Months Ended
	December 29, 2012	December 24, 2011
United States	70%	73%
Europe	15%	13%
Asia	10%	8%
All others	5%	6%

	100%	100%

The increase in European product sales as a percent of consolidated product sales is primarily due to a higher percentage of Selenia system unit sales to total sales in Europe as well as the inclusion of Gen-Probe product sales in this region. The increase in Asian product sales as a percentage of consolidated product sales is driven by an increase in ThinPrep sales in China year over year.

Service and Other Revenues

	Three Months Ended
	December 29, 2012		December 24, 2011		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$96,160	15%	$80,615	17%	$15,545	19%

Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 19% in the current quarter compared to the corresponding period in the prior year primarily in our Breast Health business due to an increase in the number of service contracts driven by an increase in our installed base of our digital mammography systems, and spare parts sales. In addition, the inclusion of Gen-Probe contributed $7.7 million in the current quarter compared to the corresponding period in the prior year.

Cost of Product Sales

	Three Months Ended
	December 29, 2012		December 24, 2011		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Sales	$223,493	42%	$131,944	33%	$91,549	69%
Cost of Product Sales – Amortization of Intangible Assets	75,287	14%	46,171	12%	29,116	63%

	$298,780	56%	$178,115	45%	$120,665	68%

Product sales gross margin decreased to 44% in the current quarter compared to 55% in the corresponding period in the prior year.

Cost of Product Sales. The cost of product sales as a percentage of product sales was 42% in the current quarter compared to 33% to the corresponding period in the prior year. Cost of product sales as a percentage of product revenues in the current quarter increased in Diagnostics and Breast Health, remained flat in Skeletal Health, and decreased in GYN Surgical compared to the corresponding period in the prior year, resulting in an overall lower gross margin rate.

The Diagnostics’ gross margin rate in the current quarter declined compared to the corresponding period in the prior year primarily due to the inclusion of Gen-Probe results, which included $29.9 million of additional costs related to the sale of acquired inventory written up to fair value in purchase accounting, higher service costs and depreciation of equipment at customer sites, unfavorable manufacturing variances and distribution costs. In addition, Gen-Probe’s gross margin since acquisition was lower than its historical gross margin rate primarily due to the purchase accounting effect on our collaboration agreement with Novartis in our blood screening business. Based on the Novartis collaboration terms, a portion of Gen-Probe’s revenue is contingent on donations testing revenue earned by Novartis, however, Gen-Probe recognizes the full product cost upon shipment. As a result, amounts to be received for this contingent revenue related to inventory on hand and not yet utilized by Novartis’ customers as of the acquisition date were recorded as unbilled accounts receivable on the balance sheet in purchase accounting and are not recorded as revenue in our results of operations. In the first quarter of fiscal 2013, this contingent revenue of $17.1 million was not recognized in our results of operations.

Breast Health experienced a decrease in gross margin in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in the number of Selenia systems sold, primarily in the United States, a slight deterioration of average selling prices, and a continued shift in Selenia product mix and configuration differences. We sold more Selenia Performance models, which have fewer features than our base Selenia model and carry lower average selling prices than our full-featured Selenia models. In addition, we sold more Selenia systems internationally as a percentage of total Selenia systems, and average selling prices are lower in our international markets compared to the domestic market. We also experienced unfavorable manufacturing variances. In our breast biopsy business, the sales mix in the current quarter resulted in a lower gross margin rate as we sold more Eviva disposables and less ATEC disposables as a percentage of revenue compared to the corresponding period in the prior year. Eviva disposables carry a higher manufacturing cost and additional royalty charges. We also experienced unfavorable absorption and higher production spend for this line of business due to the transfer of production from Indianapolis to Costa Rica, resulting in production of some of our breast biopsy products at two facilities. Once the transfer is complete, production will only be in Costa Rica.

The GYN Surgical gross margin rate for the current quarter improved due to the discontinuance of the Adiana system in fiscal 2012. The Adiana system had a much lower gross margin rate compared to GYN Surgical’s other core products. In addition, the increase in MyoSure system sales and transfer of its production to Costa Rica has resulted in overall lower production costs resulting in a higher gross margin for this product.

Cost of Product Sales—Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology. These intangible assets are generally amortized over their estimated useful lives of between 8.5 and 20 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. The economic pattern is based on undiscounted future cash flows. The increase in amortization expense in the current quarter compared to the corresponding period in the prior year is primarily due to the inclusion of Gen-Probe, which accounted for $31.7 million of additional expense.

Cost of Service and Other Revenues

	Three Months Ended
	December 29, 2012		December 24, 2011		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$50,909	53%	$45,226	56%	$5,683	13%

Service and other revenues gross margin was 47% in the current quarter compared to 44% in the corresponding period in the prior year. Within our Breast Health segment, the continued conversion of a high percentage of our domestic installed base of digital mammography systems to service contracts upon expiration of the warranty period without a corresponding increase in costs to service such contracts has resulted in higher gross margins, partially offset by increased costs in our Diagnostics segment for additional expenses incurred related to our international expansion efforts.

Operating Expenses

	Three Months Ended
	December 29, 2012		December 24, 2011		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$51,509	8%	$28,342	6%	$23,167	82%
Selling and marketing	94,443	15%	77,460	16%	16,983	22%
General and administrative	54,391	9%	46,495	10%	7,896	17%
Amortization of intangible assets	28,526	5%	14,842	3%	13,684	92%
Contingent consideration – compensation expense	29,486	5%	10,441	2%	19,045	182%
Contingent consideration – fair value adjustments	10,040	2%	5,122	1%	4,918	96%
Gain on sale of intellectual property, net	(53,884)	(9)%	—	—%	(53,884)	(100)%
Restructuring charges, net	3,933	1%	(91)	—%	4,024	(4,422)%

	$218,444	35%	$182,611	39%	$35,833	20%

Research and Development Expenses. Research and development expenses increased 82% in the current quarter compared to the corresponding period in the prior year primarily due to $24.3 million from the inclusion of Gen-Probe. Partially offsetting this increase was a decline in compensation and benefits from lower headcount in the legacy Hologic businesses. Research and development primarily reflects spending on new product development programs, regulatory compliance and clinical research and trials. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 22% in the current quarter compared to the corresponding period in the prior year primarily due to $12.5 million from the inclusion of Gen-Probe, higher compensation and benefits from additional personnel, primarily in the GYN Surgical business segment and internationally, increased marketing spend for 3D Dimensions tomosynthesis awareness, and higher international trade show related expenses. Partially offsetting these increases were no expenditures for our direct-to-consumer advertising campaign for NovaSure, which was completed in fiscal 2012, and no expenditures related to our discontinued Adiana product.

General and Administrative Expenses. General and administrative expenses increased 17% in the current quarter compared to the corresponding period in the prior year primarily due to $15.1 million from the inclusion of Gen-Probe, integration costs related to the Gen-Probe acquisition, and higher compensation and benefits, partially offset by lower legal expenses and a settlement benefit, lower bad debt expense due to a writeoff of an international account in the first quarter of fiscal 2012, and no charges recorded for ongoing sales tax audits or acquisition transaction costs, which were recorded in the first quarter of fiscal 2012.

Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, business licenses and non-compete agreements related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increase in the current quarter compared to the corresponding period in the prior year is due to the inclusion of Gen-Probe, which accounted for $13.4 million of additional expense.

Contingent Consideration—Compensation Expense. In connection with certain of our recent acquisitions, we are obligated to make contingent earn-out payments. Amounts recorded in this financial statement line item are those contingent payments that are contingent on future employment. These payments are also generally based on achieving certain performance milestones, typically incremental revenue growth, as is the case for our TCT International Co., Ltd. (“TCT”) acquisition. The amounts recorded in fiscal 2013 relate solely to TCT and, in fiscal 2012 primarily relate to TCT. The increase in expense in the current quarter compared to the corresponding period in the prior year is due to higher revenue growth from TCT, resulting in a higher payout for the second measurement period.

Contingent Consideration—Fair Value Adjustments. In connection with our acquisitions of Sentinelle Medical Inc. (“Sentinelle Medical”) and Interlace Medical, Inc. (“Interlace”), we may be required to pay future consideration that is contingent on achieving certain revenue based milestones. As of each respective acquisition date, we recorded contingent consideration liabilities for the estimated fair value of the amount we expect to pay to the former shareholders of the acquired business. This liability is not contingent on future employment and is based on future revenue projections of the respective businesses under various potential scenarios and weighted probability assumptions of these outcomes. At each reporting period, we re-measure the fair value of these liabilities and record the changes in fair value through a separate line item within our Consolidated Statements of Income. Increases or decreases in the fair value of contingent consideration liabilities can result from accretion of the liability for the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. The Sentinelle Medical final measurement period ended in the fourth quarter of fiscal 2012, and as a result the charge recorded in the first quarter of fiscal 2013 relates solely to Interlace. We recorded a charge of $10.0 million in the first quarter of fiscal 2013 reflecting an increase in the fair value of the liability due to higher estimated revenues for Interlace. In the first quarter of fiscal 2012, we recorded a net charge of $5.1 million comprised of a charge of $5.6 million for accretion of the Interlace liability partially offset by a reduction in the fair value of the Sentinelle Medical liability of $0.5 million due primarily to changes in revenue assumptions.

Gain on Sale of Intellectual Property, Net. In the first quarter of fiscal 2013, we recorded a net gain of $53.9 million related to our sale of Makena to K-V Pharmaceutical Company (“KV”). On August 4, 2012, KV and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. At this time, KV still owed us $95.0 million. We had been pursuing our claims against KV in these proceedings for amounts due under our agreement with KV, and in December 2012, we and KV executed a settlement agreement, which became effective on December 28, 2012 upon the Bankruptcy Court entering certain orders. Under the settlement agreement, we released KV from all claims in consideration of a $60.0 million payment. We recorded this amount net of certain costs, including contingent fees and amounts due to the inventor. For additional information, please refer to Note 7 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Restructuring Charges, Net. In the fourth quarter of fiscal 2012, in connection with our acquisition of Gen-Probe, we implemented a restructuring action to consolidate our Diagnostics operations by decreasing headcount and closing our legacy molecular diagnostics operations in Madison, Wisconsin. We also finalized our decision to transfer production of our interventional breast products from our Indianapolis facility to our Costa Rica facility. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are being recognized ratably over the respective required employee service periods, and other charges are being recognized as incurred. In the first quarter of fiscal 2013, we recorded restructuring charges of $3.9 million comprised of $3.3 million for severance and benefits and $0.6 million of other charges. For additional information pertaining to restructuring actions and charges, please refer to Note 4 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Interest Income

	Three Months Ended
	December 29, 2012	December 24, 2011	Change
	Amount	Amount	Amount	%
Interest Income	$260	$662	$(402)	(61)%

Interest income decreased in the current quarter compared to the corresponding period in the prior year primarily due to a decrease in average cash and cash equivalents balances.

Interest Expense

	Three Months Ended
	December 29, 2012	December 24, 2011	Change
	Amount	Amount	Amount	%
Interest Expense	$(72,081)	$(29,509)	$(42,572)	144%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred financing costs on our convertible notes, amounts borrowed under our Credit Agreement and Senior Notes. The increase in interest expense in the current quarter compared to the corresponding period in the prior year was primarily due to debt borrowed under the Credit Agreement and sale of Senior Notes in connection with our Gen-Probe acquisition in the fourth quarter of fiscal 2012. Partially offsetting this increase was lower amortization of our convertible notes’ debt discount.

Other Income, net

	Three Months Ended
	December 29, 2012	December 24, 2011	Change
	Amount	Amount	Amount	%
Other Income, net	$1,239	$1,992	$(753)	(38)%

In the first quarter of fiscal 2013, this account was primarily comprised of net foreign currency exchange gains of $0.9 million and other miscellaneous items.

In the first quarter of fiscal 2012, this account was primarily comprised of gains on the cash surrender value of life insurance contracts related to our Nonqualified Deferred Compensation Plan, which is driven by underlying changes in stock market valuations, of $1.4 million, and net foreign currency exchange gains of $0.6 million.

(Benefit) Provision for Income Taxes

	Three Months Ended
	December 29, 2012	December 24, 2011	Change
	Amount	Amount	Amount	%
(Benefit) Provision for Income Taxes	$(10,471)	$19,092	$(29,563)	(155)%

In the first quarter of fiscal 2013, we determined that we were unable to make a reliable estimate of the annual effective tax rate due to the sensitivity to the rate as it relates to our forecasted fiscal 2013 results. Therefore, we recorded a tax provision in the first quarter of fiscal 2013 based on the effective tax rate for the first quarter of fiscal 2013. The Company’s effective tax rate for the three months ended December 29, 2012 was 142.4% compared to 47.8% for the three months ended December 24, 2011. In the first quarter of fiscal 2013, the tax rate benefit was primarily due to a $19.4 million valuation allowance release related to built-in capital losses, that we have concluded are more likely than not to be realized as a result of the $53.9 million gain on the Makena sale, partially offset by non-deductible contingent consideration compensation expense related to TCT and Interlace.

For the three months ended December 24, 2011, the effective tax rate was higher than the statutory rate primarily due to non-deductible contingent compensation expense related to TCT and contingent consideration fair value adjustments for Interlace and Sentinelle Medical. The Company also established a valuation allowance against Canadian tax credits of $2.8 million due to uncertainties surrounding its ability to continue to generate future taxable income to fully utilize these tax assets.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research tax credit from January 1, 2012 to December 31, 2013. As a result, we expect our income tax provision for the second quarter of fiscal 2013 will include a discrete tax benefit that will impact the second quarter’s income tax provision for the previously expired period from January 1, 2012 to December 31, 2012.

Segment Results of Operations

We report our business as four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K. We measure segment performance based on total revenues and operating income. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income by segment.

Diagnostics

	Three Months Ended
	December 29, 2012	December 24, 2011	Change
	Amount	Amount	Amount	%
Total Revenues	$305,916	$154,064	$151,852	99%

Operating Income	$14,295	$20,138	$(5,843)	(29)%

Operating Income as a % of Segment Revenue	5%	13%

Diagnostics revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in product sales discussed above, which is primarily attributable to the inclusion of Gen-Probe.

Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year. While gross margin in absolute dollars increased in the current quarter due primarily to the inclusion of Gen-Probe as discussed above, higher operating expenses more than offset the gross margin impact. Gross margin rate decreased to 38.0% from 57.2%, which is primarily attributable to the inclusion of Gen-Probe and additional charges related to intangible asset amortization expense of $31.7 million and the recognition of additional costs of sales as a result of inventory written up to fair value in purchase accounting of $29.9 million.

Operating expenses increased primarily due to the inclusion of Gen-Probe, which contributed $68.4 million of operating expense including amortization expense of $13.4 million, restructuring charges and integration costs, and an increase in contingent consideration expense of $19.4 million compared to the first quarter of fiscal 2012. Partially offsetting these increases was the net gain of $53.9 million related to the settlement with KV for the sale of our rights to Makena discussed above.

Breast Health

	Three Months Ended
	December 29, 2012	December 24, 2011	Change
	Amount	Amount	Amount	%
Total Revenues	$220,808	$215,352	$5,456	3%

Operating Income	$44,946	$47,417	$(2,471)	(5)%

Operating Income as a % of Segment Revenue	20%	22%

Breast Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the $8.6 million increase in service revenues that was substantially related to additional service contracts for the increased number of digital mammography systems in our installed base, partially offset by the reduction in product revenue discussed above.

Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year primarily due to an increase in operating expenses in the current quarter as discussed below.

In the current quarter, while absolute gross margin dollars were flat compared to the prior year corresponding quarter, the overall gross margin rate decreased to 48.2% compared to 49.3% in the corresponding period in the prior year due primarily to the decline in product gross margin discussed above. The product gross margin rate decreased to 47.7% in the current quarter compared to 50.3% in the corresponding period in the prior year. Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to $2.1 million of restructuring charges related to the closure of the Indianapolis facility and the first quarter of fiscal 2012 included a benefit of $0.5 million to adjust the Sentinelle Medical contingent consideration liability to fair value.

GYN Surgical

	Three Months Ended
	December 29, 2012	December 24, 2011	Change
	Amount	Amount	Amount	%
Total Revenues	$80,909	$78,545	$2,364	3%

Operating Income (Loss)	$622	$(5,013)	$5,635	112%

Operating Income (Loss) as a % of Segment Revenue	1%	(6)%

GYN Surgical revenues increased in the current quarter compared to the corresponding period in the prior year due to the increase in product sales discussed above.

Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year. Gross margin in absolute dollars increased in the current quarter due to higher sales of the MyoSure system and the discontinuance of the Adiana system discussed above. The Adiana system was costly to manufacture and had low gross margins. The gross margin rate improved to 59.7% from 55.4%. Operating expenses declined in the current quarter compared to the corresponding period in the prior year primarily due to a reduction in advertising expenditures for our NovaSure system’s direct-to-consumer advertising campaign, lower legal expenses, lower marketing and medical education expenses due to the discontinuance of the Adiana product line, and in the first quarter of fiscal 2012 we recorded charges for an ongoing sales tax audit. These decreases were partially offset by an increase in charges for the fair value adjustment to the Interlace contingent consideration liability of $4.5 million.

Skeletal Health

	Three Months Ended
	December 29, 2012	December 24, 2011	Change
	Amount	Amount	Amount	%
Total Revenues	$23,729	$24,750	$(1,021)	(4)%

Operating Income	$3,366	$4,217	$(851)	(20)%

Operating Income as a % of Segment Revenue	14%	17%

Skeletal Health revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to the decrease in product sales discussed above and slightly lower service revenues.

Operating income decreased in the current quarter compared to the corresponding period in the prior year primarily due to the decline in sales, which reduced gross margin in absolute dollars. The gross margin rate declined to 45.0% from 46.8% in the corresponding period in the prior year due to lower sales volumes. Operating expenses remained relatively flat.

LIQUIDITY AND CAPITAL RESOURCES

At December 29, 2012, we had $108.5 million of working capital, and our cash and cash equivalents totaled $718.5 million. Our working capital decreased from $901.7 million as of September 29, 2012 due to the reclassification of our 2007 Notes and related deferred tax liabilities to short-term from long-term. Our cash and cash equivalents balance increased by $158.0 million during the first three months of fiscal 2013 due to cash generated from our operations, proceeds from settlement of our intellectual property sales agreement with KV, and net proceeds from stock option exercises partially offset by cash used in investing and financing activities primarily for capital expenditures, contingent consideration and principal payment on our term loans.

In the first three months of fiscal 2013, our operating activities provided us with $155.0 million of cash, which included net income of $3.1 million, non-cash charges for depreciation and amortization aggregating $128.2 million, the fair value adjustment related to Gen-Probe acquired inventory sold of $29.9 million, non-cash interest expense of $20.7 million related to our outstanding debt, stock-based compensation expense of $12.1 million, and a $10.0 million fair value adjustment for our Interlace contingent consideration liability. These adjustments to net income were partially offset by a decrease in net deferred tax liabilities of $70.1 million, primarily from the amortization of intangible assets, and the net gain on the sale of intellectual property of $53.9 million. Cash provided by operations included a net cash inflow of $77.5 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by an increase in accrued expenses of $76.1 million, principally from an increase in income tax accruals, accrued interest on our debt, and contingent consideration, partially offset by a decrease in compensation accruals due to payments, a decrease in prepaid income taxes of $18.5 million for payments received related to Gen-Probe tax filings, and a decrease in accounts receivable of $6.9 million due to improved collections. These cash flow increases were partially offset by a decrease of accounts payable of $10.6 million, which is driven by the timing of payments, deferred revenue of $6.2 million primarily due to the recognition of arrangements which previously did not meet the criteria for revenue recognition under U.S. generally accepted accounting principles, and an increase in inventory of $6.0 million primarily due to an increase in components on hand to support higher expected sales volume.

In the first three months of fiscal 2013, our investing activities provided cash of $15.8 million. We received $60.0 million under a settlement agreement with KV related to the sale of our rights to our Makena intellectual property. Partially offsetting cash inflows was the use of cash primarily for purchases of property and equipment of $22.4 million, which consisted primarily of the placement of equipment under customer usage agreements and manufacturing equipment and computer hardware, the payment of contingent consideration to the former shareholders of Adiana of $16.8 million, the purchase of insurance contracts to fund our Nonqualified Deferred Compensation Plan of $4.0 million, and strategic cost-method equity investments of $3.6 million.

In the first three months of fiscal 2013, our financing activities used cash of $12.6 million, primarily for payments of $16.3 million under our Credit Agreement, $7.9 million for employee-related taxes withheld for the net share settlement of vested restricted stock units and $3.4 million of contingent consideration paid to the former shareholders of Sentinelle Medical. Under ASC 805, Business Combinations, the payment of contingent consideration recorded at fair value in purchase accounting as of the acquisition date is treated as a financing activity. Partially offsetting these uses of cash were proceeds of $12.8 million from the exercise of stock options.

Debt

We had total recorded debt outstanding of $5.04 billion at December 29, 2012, which is comprised of our amounts outstanding under our Credit Agreement of $2.46 billion (principal $2.48 billion), Senior Notes of $1.0 billion and Convertible Notes of $1.57 billion (principal $1.725 billion).

Credit Agreement

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

The credit facilities contain total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter, beginning with our first quarter of fiscal 2013. The total net leverage ratio is 7.00:1.00 beginning on our fiscal quarter ending December 29, 2012, and then decreases over time to 4.00:1.00 for the quarter ending September 30, 2017 and each fiscal quarter thereafter. The interest coverage ratio is 3.25:1.00 beginning on our fiscal quarter ending December 29, 2012, and then increases over time to 3.75:1.00 for the fiscal quarter ending September 30, 2017 and each quarter thereafter. The total net leverage ratio is defined as the ratio of our consolidated net debt as of the quarter end to our consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of our consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense for the same measurement period. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. As of December 29, 2012, we were in compliance with these covenants.

Senior Notes

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

We filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on January 28, 2013 to register the Senior Notes. The Registration Statement has not yet been declared effective.

Convertible Notes

At December 29, 2012, our convertible notes, in the aggregate principal amount of $1.725 billion, are recorded at $1.57 billion, which is net of the unamortized debt discount attributed to the embedded conversion feature of the convertible notes. These notes consist of:

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

Contingent Earn-Out Payments

In connection with certain of our acquisitions, we have incurred the obligation to make contingent earn-out payments tied to performance criteria, principally revenue growth of the acquired businesses over a specified period. In certain circumstances, such as a change of control, a portion of these obligations may be accelerated. In addition, contractual provisions relating to these contingent earn-out obligations may include covenants to operate the acquired businesses in a manner that may not otherwise be most advantageous to us. These provisions may also result in the risk of litigation relating to the calculation of the amount due or our operation of the acquired business. Such litigation could be expensive and divert management attention and resources. Our obligation to make contingent earn-out payments may also result in significant operating expenses. Depending upon the particular facts and circumstances giving rise to the payment and our previous estimates, all or a portion of these payments may be required to be expensed by us when accrued. For example, our contingent earn-out obligations payable in connection with the TCT acquisition will be fully expensed as accrued because our obligation to make these payments is conditioned on the continued employment of certain key employees of TCT.

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

In connection with our acquisition of Interlace, we have an obligation to the former stockholders to make contingent earn-out payments over a two-year period up to a maximum payout of $225.0 million based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. This obligation is recorded at fair value pursuant to ASC 805. The first contingent payment of $51.8 million was made in fiscal 2012. At December 29, 2012, the liability for the second measurement period was recorded at $90.0 million, which is net of amounts withheld for the legal indemnification provisions under the acquisition agreement. The second contingent payment is expected to be paid in fiscal 2013.

In connection with our acquisition of TCT, we have an obligation to certain of the former shareholders, based on future employment, to make contingent earn-out payments over a two year period not to exceed $200.0 million less a deferred payment of $35.0 million, which was paid in fiscal 2012. The first contingent earn-out payment of $54.0 million was made in the fourth quarter of fiscal 2012. At December 29, 2012, we have accrued $68.5 million for the second contingent earn-out payment. We will incur additional accruals during fiscal 2013 based upon a multiple of TCT revenues over the prior year. The second contingent payment is due in the fourth quarter of fiscal 2013.

In connection with our acquisition of Healthcome, we have an obligation to the former shareholders to make contingent payments totaling $5.0 million over the next two fiscal years. At December 29, 2012, we have accrued $5.0 million for these contingent payments.

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

Future Liquidity Considerations

We believe that cash and cash equivalents, cash flow from operations and the cash available under our Revolving Facility will provide us with sufficient funds in order to fund our expected normal operations, debt payments, including interest, and contingent consideration obligations over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, contingent consideration obligations, acquisitions or other investments, or to repay our convertible notes and related deferred tax liabilities. As described above, we have significant indebtedness outstanding under our Credit Agreement, Senior Notes and convertible notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” and “Recent Developments” above and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

The critical accounting estimates used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2012. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, cost-method equity investments, insurance contracts and related Nonqualified Deferred Compensation Plan liability, accounts payable and debt obligations. Except for our outstanding convertible notes, the fair value of these financial instruments approximates their carrying amount. As of December 29, 2012, we have $1.725 billion of principal of convertible notes outstanding, which are comprised of our 2007 Notes with a principal of $775.0 million, our 2010 Notes with a principal of $450.0 million, and our 2012 Notes with a principal of $500.0 million. The convertible notes are recorded net of the unamortized discount on our consolidated balance sheets. The fair value of our 2007 Notes, 2010 Notes and 2012 Notes as of December 29, 2012 was approximately $771.1 million, $504.7 million and $496.3 million, respectively. Amounts outstanding under our Credit Agreement aggregating $2.48 billion aggregate principal are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value. In addition, based on the recent issuance of our Senior Notes, we believe their carrying amount approximates fair value.

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

As of December 29, 2012, there was $2.48 billion of aggregate principal outstanding under the Credit Agreement comprised of $987.5 billion under Term Loan A and $1.5 billion under Term Loan B. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in Libor rate) would increase annual interest expense by less than $1.0 million due to the low current interest rate environment and the floor on our Term Loan B.

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

As of December 29, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

HOLOGIC, INC.

Item 1.	Legal Proceedings.

Information with respect to this Item may be found in Note 6 to the Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 29, 2012.

Item 1A.	Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 29, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The following table sets forth information about deemed repurchases of our common stock to cover employee income tax withholding obligations in connection with the vesting of restricted stock units under our equity incentive plans for the three months ended December 29, 2012 (shares in thousands):

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
September 30, 2012 – October 27, 2012	—	$—	—
October 28, 2012 – November 24, 2012	388	20.30	—
November 25, 2012 – December 29, 2012	—	—	—

Total	388	$20.30	—

Item 6.	Exhibits.

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.1	Separation and Release Agreement by and between Hologic and Carl W. Hull dated as of January 22, 2013.	8-K	01/22/2013

10.2	Consulting Agreement by and between Hologic and Carl W. Hull dated as of January 22, 2013.	8-K	01/22/2013

10.3*	Form of Senior Vice President Change of Control Agreement including list of officers to whom provided.

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

*	Filed herewith.
**	Furnished herewith.

HOLOGIC, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date: February 7, 2013	/S/ ROBERT A. CASCELLA

Robert A. Cascella
Chief Executive Officer

Date: February 7, 2013	/S/ GLENN P. MUIR

Glenn P. Muir
Executive Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)