Form 10-Q
period 2013-03-30
HOLOGIC INC
filed 2013-05-09
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

As of May 2, 2013, 269,305,920 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Revenues:
Product sales	$518,014	$388,085	$1,053,216	$780,181
Service and other revenues	94,649	83,080	190,809	163,695

	612,663	471,165	1,244,025	943,876

Costs and expenses:
Cost of product sales	208,278	154,423	431,771	286,367
Cost of product sales – amortization of intangible assets	75,733	44,341	151,020	90,512
Cost of service and other revenues	49,326	46,291	100,235	91,517
Research and development	49,621	29,297	101,130	57,639
Selling and marketing	88,614	78,539	183,057	155,999
General and administrative	64,233	41,843	118,624	88,338
Amortization of intangible assets	28,667	16,629	57,193	31,471
Contingent consideration – compensation expense	29,388	18,121	58,874	28,562
Contingent consideration – fair value adjustments	799	43,188	10,839	48,310
Gain on sale of intellectual property	—	(12,424)	(53,884)	(12,424)
Restructuring and divestiture charges	12,462	783	16,395	692

	607,121	461,031	1,175,254	866,983

Income from operations	5,542	10,134	68,771	76,893
Interest income	207	590	467	1,252
Interest expense	(76,049)	(28,512)	(148,130)	(58,021)
Debt extinguishment loss	(3,247)	(42,347)	(3,247)	(42,347)
Other (expense) income, net	(201)	1,527	1,038	3,519

Loss before income taxes	(73,748)	(58,608)	(81,101)	(18,704)
(Benefit) provision for income taxes	(22,644)	(18,335)	(33,115)	757

Net loss	$(51,104)	$(40,273)	$(47,986)	$(19,461)

Net loss per common share:
Basic	$(0.19)	$(0.15)	$(0.18)	$(0.07)

Diluted	$(0.19)	$(0.15)	$(0.18)	$(0.07)

Weighted average number of shares outstanding:
Basic	268,175	263,900	267,259	263,309

Diluted	268,175	263,900	267,259	263,309

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Net loss	$(51,104)	$(40,273)	$(47,986)	$(19,461)
Foreign currency translation adjustment	(8,288)	5,034	(6,319)	4,676
Unrealized gain on available-for-sale securities	2,687	—	2,130	—

Other comprehensive (loss) income	(5,601)	5,034	(4,189)	4,676

Comprehensive loss	$(56,705)	$(35,239)	$(52,175)	$(14,785)

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 30, 2013	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$744,996	$560,430
Restricted cash	7,179	5,696
Accounts receivable, less reserves of $7,813 and $6,396, respectively	401,301	409,333
Inventories	319,998	367,191
Deferred income tax assets	—	11,715
Prepaid income taxes	86,545	69,845
Prepaid expenses and other current assets	46,606	44,301
Other current assets – assets held-for-sale	623	94,503

Total current assets	1,607,248	1,563,014

Property, plant and equipment, net	502,639	507,998
Intangible assets, net	4,093,116	4,301,250
Goodwill	3,941,309	3,942,779
Other assets	164,894	162,067

Total assets	$10,309,206	$10,477,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,609	$87,223
Accrued expenses	314,240	372,381
Deferred revenue	125,666	129,688
Current portion of long-term debt	453,677	64,435
Deferred income tax liabilities	41,099	—
Other current liabilities – assets held-for-sale	15	7,622

Total current liabilities	1,010,306	661,349

Long-term debt, net of current portion	4,551,019	4,971,179
Deferred income tax liabilities	1,582,974	1,771,585
Deferred service obligations – long-term	22,271	13,714
Other long-term liabilities	152,072	98,250
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 269,339 and 265,635 shares issued, respectively	2,693	2,656
Additional paid-in-capital	5,478,328	5,396,657
Accumulated deficit	(2,491,540)	(2,443,554)
Accumulated other comprehensive income	2,601	6,790
Treasury stock, at cost – 219 shares	(1,518)	(1,518)

Total stockholders’ equity	2,990,564	2,961,031

Total liabilities and stockholders’ equity	$10,309,206	$10,477,108

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	March 30, 2013	March 24, 2012
OPERATING ACTIVITIES
Net loss	$(47,986)	$(19,461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	46,218	32,181
Amortization	208,213	121,983
Non-cash interest expense	41,387	38,881
Stock-based compensation expense	31,079	17,606
Excess tax benefit related to equity awards	(4,437)	(2,683)
Deferred income taxes	(92,502)	(103,088)
Gain on sale of intellectual property	(53,884)	(12,424)
Debt extinguishment loss	3,247	42,347
Fair value adjustments to contingent consideration	10,839	48,310
Fair value write-up of inventory sold	52,397	—
Cost method equity investment impairment	1,733	—
Non-cash restructuring charges	47	15,316
Loss on disposal of property and equipment	2,198	1,313
Other	1,976	(3,143)
Changes in operating assets and liabilities:
Accounts receivable	8,627	(7,573)
Inventories	(3,719)	(11,889)
Prepaid income taxes	(16,700)	324
Prepaid expenses and other assets	1,225	(3,574)
Accounts payable	(12,939)	2,339
Accrued expenses and other liabilities	(11,799)	50,439
Deferred revenue	4,308	5,631

Net cash provided by operating activities	169,528	212,835

INVESTING ACTIVITIES
Acquisition of a business	(3,918)	—
Payment of additional acquisition consideration	(16,808)	(9,784)
Proceeds from sale of business, net of cash transferred	86,250	—
Purchase of property and equipment	(25,888)	(14,232)
Increase in equipment under customer usage agreements	(20,955)	(19,325)
Purchase of insurance contracts	(4,000)	—
Proceeds from sale of intellectual property	60,000	12,500
Purchase of cost method investments	(3,625)	(250)
(Increase) decrease in other assets	(4,951)	1

Net cash provided by (used in) investing activities	66,105	(31,090)

FINANCING ACTIVITIES
Repayment of long-term debt	(32,500)	—
Payment of debt issuance cost	(7,019)	(5,822)
Payment of contingent consideration	(42,433)	(51,680)
Net proceeds from issuance of common stock pursuant to employee stock plans	37,623	20,389
Excess tax benefit related to equity awards	4,437	2,683
Payment of employee restricted stock minimum tax withholdings	(9,972)	(5,696)

Net cash used in financing activities	(49,864)	(40,126)
Effect of exchange rate changes on cash and cash equivalents	(1,203)	610

Net increase in cash and cash equivalents	184,566	142,229
Cash and cash equivalents, beginning of period	560,430	712,332

Cash and cash equivalents, end of period	$744,996	$854,561

See accompanying notes.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(all tabular amounts in thousands except per share data)

(1) Basis of Presentation

The consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 29, 2012, included in the Company’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2013. The Form 8-K was filed to add a footnote to the consolidated financial statements for the requirement to provide financial information of the Company’s guarantors of its Senior Notes (see Note 5) in connection with registering the Senior Notes on a Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 28, 2013. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and six months ended March 30, 2013 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 28, 2013.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three and six months ended March 30, 2013.

(2) Fair Value Measurements

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of March 30, 2013 and September 29, 2012, the Company’s financial assets that are re-measured at fair value on a recurring basis included $0.3 million in money market mutual funds in both periods that are classified as cash and cash equivalents in the Consolidated Balance Sheets. Money market funds are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets. As a result of its acquisition of Gen-Probe Incorporated (“Gen-Probe”), the Company has an equity investment in a publicly-traded company and mutual funds, both of which are valued using quoted market prices, representing Level 1 assets. The Company has a payment obligation to the participants under its Nonqualified Deferred Compensation Plan (“DCP”) and the deferred compensation plan assumed in the Gen-Probe acquisition. This aggregate liability is recorded at fair value based on the underlying value of certain hypothetical investments under the DCP and actual investments under the plan assumed from Gen-Probe as designated by each participant for their benefit. Since the value of the deferred compensation plan obligations are based on market prices, the liability is classified within Level 1. In addition, the Company has contingent consideration liabilities related to its acquisitions that are recorded at fair value. The fair values of these liabilities are based on Level 3 inputs and are discussed in Note 6(a).

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at March 30, 2013:

		Fair Value at Reporting Date Using
	Balance as of March 30, 2013	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$315	$315	$—	$—
Marketable securities:
Equity securities	8,159	8,159	—	—
Mutual funds	7,002	7,002	—	—

Total	$15,476	$15,476	$—	$—

Liabilities:
Deferred compensation liabilities	$37,011	$37,011	$—	$—
Contingent consideration	3,627	—	—	3,627

Total	$40,638	$37,011	$—	$3,627

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, were as follows:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Balance at beginning of period	$93,000	$104,807	$86,368	$103,790
Fair value adjustments	799	43,188	10,839	48,310
Payments made	(90,172)	(51,783)	(93,580)	(55,888)

Balance at end of period	$3,627	$96,212	$3,627	$96,212

The remaining contingent consideration liability represents amounts withheld from payments made to the former shareholders of Interlace Medical, Inc. for legal indemnification provisions.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill.

The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $17.8 million and $16.0 million at March 30, 2013 and September 29, 2012, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost. As the inputs utilized for the Company’s periodic impairment assessment are not based on observable market data, these cost method investments are classified within Level 3 of the fair value hierarchy. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical. In the second quarter of fiscal 2013, the Company recorded an other-than-temporary impairment charge of $1.7 million related to one of these investments.

Refer to Note 4 for disclosure of the nonrecurring fair value measurement related to the impairment charge for manufacturing equipment and equipment located at customer sites recorded in the second quarter of fiscal 2012. Refer to Note 5 for disclosure of the nonrecurring fair value measurement related to the debt extinguishment losses recorded in the second quarter of fiscal 2013 and 2012.

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

The $2.47 billion in aggregate principal outstanding under the Company’s Credit Agreement is subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s Senior Notes were registered with the Securities and Exchange Commission in the second quarter of fiscal 2013, and had a fair value of $1.06 billion as of March 30, 2013 based on their trading price, representing a Level 1 measurement.

The fair value of the Company’s Convertible Notes is based on the trading prices of the respective notes at the dates noted and represents a Level 1 measurement. The Company had $1.56 billion of Convertible Notes recorded (see Note 5 for further discussion) as of March 30, 2013 and September 29, 2012. The aggregate principal amount of the Convertible Notes at both periods was $1.725 billion. As of March 30, 2013, the Company has four issues of Convertible Notes outstanding: the 2007 Notes (principal of $405.0 million), the 2010 Notes (principal of $450.0 million), the 2012 Notes (principal of $500.0 million) and the 2013 Notes (principal of $370.0 million).

The estimated fair values of the Company’s Convertible Notes were as follows:

	March 30, 2013	September 29, 2012
2007 Notes	$407,100	$771,600
2010 Notes	541,100	505,600
2012 Notes	524,100	490,700
2013 Notes	387,600	—

	$1,859,900	$1,767,900

(3) Business Combinations

Gen-Probe Incorporated

On August 1, 2012, the Company completed the acquisition of Gen-Probe and acquired all of the outstanding shares of Gen-Probe. Pursuant to the merger agreement, each share of common stock outstanding immediately prior to the effective time of the acquisition was cancelled and converted into the right to receive $82.75 in cash. In addition, all outstanding restricted shares, restricted stock units, performance shares, and those stock options granted prior to February 8, 2012 were cancelled and converted into the right to receive $82.75 per share in cash less the exercise price, as applicable. Stock options granted after February 8, 2012 were converted into stock options to acquire shares of Hologic common stock determined by the conversion formula defined in the merger agreement. The Company paid $3.8 billion to the shareholders of Gen-Probe and $169.0 million to equity award holders. The Company funded the acquisition using available cash and financing consisting of senior secured credit facilities and Senior Notes (see Note 5 for further discussion) resulting in aggregate proceeds of $3.48 billion, excluding financing fees to the underwriters. The Company incurred approximately $34.3 million of direct transaction costs, which were recorded within general and administrative expenses in fiscal 2012.

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

The fair value of stock options exchanged, that were recorded as purchase price, represented the fair value of the Gen-Probe options converted into the Company’s stock options attributable to pre-combination services pursuant to ASC 805, Business Combinations (ASC 805). The remainder of the fair value of these stock options of $23.2 million is being recognized as stock-based compensation expense over the remaining vesting period, which was approximately 3.5 years at the date of acquisition. The Company estimated the fair value of the stock options using a binomial valuation model with the following weighted average assumptions: risk free interest rate of 0.41%, expected volatility of 39.9%, expected life of 3.6 years and dividend yield of 0.0%. The weighted average fair value of stock options granted was $7.07 per share.

The preliminary allocation of the purchase price presented below is based on estimates of the fair value of assets acquired and liabilities assumed as of August 1, 2012. The Company is continuing to obtain information to complete its valuation of acquired assets and liabilities, including tax assets and liabilities. The components of the preliminary purchase price allocation are as follows:

Cash	$205,463
Accounts receivable	81,444
Inventory	153,416
Property, plant and equipment	274,095
Other assets	191,868
Assets held-for-sale, net	87,465
Accounts payable	(19,671)
Accrued expenses	(131,102)
Other liabilities	(19,255)
Identifiable intangible assets:
Developed technology	1,565,000
In-process research and development	227,000
Customer contract	585,000
Trade names	95,000
Deferred income taxes, net	(973,947)
Goodwill	1,650,400

Purchase Price	$3,972,176

The purchase price has been allocated to the acquired assets and liabilities based on management’s estimate of their fair values. During fiscal 2013, as the Company continues to complete its valuation procedures, it lowered the valuation of trade names by $2.0 million with an offsetting increase to goodwill. In addition, certain tax related adjustments were recorded.

Certain of Gen-Probe’s assets were designated as assets held-for-sale and recorded at fair value less the estimated cost to sell such assets. These represented non-core assets to the Company’s business plan and were expected to be sold within one year of the acquisition. On January 3, 2013, the Company entered into a definitive agreement to sell its LIFECODES business to Immucor, Inc. for $85.0 million in cash, subject to adjustment, plus a contingent payment of an additional $10.0 million based on future revenue results. This transaction closed on March 22, 2013, and the Company recorded a gain on the sale of $0.9 million in the second quarter of fiscal 2013. LIFECODES sells molecular and antibody-based assays in the markets of transplant diagnostics, specialty coagulation and transfusion medicine. In the first quarter of fiscal 2013, the Company completed the sale of another of these asset groups for $2.2 million. As of March 30, 2013, only certain property and equipment with a value of $0.6 million were classified as assets held-for-sale.

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

The developed technology assets are comprised of know-how, patents and technologies embedded in Gen-Probe’s products and relate to currently marketed products and related instrument automation. In valuing the developed technology assets, consideration was only given to products that have received regulatory approval. The developed technology assets primarily comprise the significant product families used in diagnostic testing, and the majority of fair value relates to the APTIMA family of assays for testing of certain sexually transmitted diseases and microbial infectious diseases and the PROCLEIX family of assays for blood screening. The Company applied the Excess Earnings Method under the income approach to determine the fair value of the developed technology assets excluding the PROCLEIX technology asset, for which the Company applied the Relief-from-Royalty Method to fair value this asset.

IPR&D projects relate to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the underlying product, which primarily pertains to receiving approval to perform certain diagnostic testing on Gen-Probe’s instrumentation, such as the PANTHER and TIGRIS systems. The Company recorded $227.0 million of IPR&D related to 6 projects. One project, valued at $7.0 million, received FDA approval in October 2012, and another project, valued at $27.0 million, received FDA approval in January 2013. Amortization of these assets begins once FDA approval is received. The other projects are expected to be completed over the next four years with a total cost of approximately $46 million to complete such projects. Given the uncertainties inherent with product development and commercial introduction, there can be no assurance that any of the Company’s product development efforts will be successful, completed on a timely basis or within budget, if at all. All of the IPR&D assets were valued using the multiple-period excess earnings method approach using a discount rate of 12.0%.

The customer contract intangible asset pertains to Gen-Probe’s relationship with Novartis Vaccines and Diagnostics, Inc., and the Company used the Excess Earnings Method to estimate the fair value of this asset. Trade names relate to the Gen-Probe corporate name and the primary product names, and the Company used the Relief-from-Royalty Method to estimate the fair value of these assets.

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

The excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of the amount of goodwill were based on several strategic and synergistic benefits that are expected to be realized from the Gen-Probe acquisition. These benefits include the expectation that the combination of the combined company’s complementary products in the molecular diagnostics market with Gen-Probe’s fully automated product franchise will significantly broaden the Company’s offering in women’s health and diagnostics. The combined company is expected to benefit from a broader global presence and with Hologic’s direct sales force and marketing in Europe and its investment in China distribution, the growth prospects of Gen-Probe’s products are expected to be enhanced significantly. The combined company anticipates significant cross-selling opportunities within the diagnostics market through Hologic’s larger channel coverage and physician sales team. None of the goodwill is expected to be deductible for income tax purposes.

The following unaudited pro forma information presents the combined financial results for the Company and Gen-Probe as if the acquisition of Gen-Probe had been completed as of the beginning of the fiscal year prior to the period of acquisition, September 26, 2010:

	Three Months Ended March 24, 2012	Six Months Ended March 24, 2012

Revenue	$624,491	$1,255,336
Net loss	$(77,174)	$(87,210)
Basic and diluted net loss per common share	$(0.29)	$(0.33)

The unaudited pro forma information for the three and six months ended March 24, 2012 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments to reflect pro forma results of operations as if the acquisition occurred on September 26, 2010, such as fair value adjustments to inventory, accounts receivable, and property, plant and equipment, increased expenses for restructuring charges and retention costs, increased interest expense on debt obtained to finance the transaction, lower investment income and increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs, other than restructuring and retention, or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

Chindex Medical Limited

On December 31, 2012, the Company acquired certain assets from Chindex Medical Limited (“Chindex”) for a net purchase price of $4.5 million, including contingent consideration. Chindex was a distributor of certain of the Company’s Breast Health products in China. The Company has accounted for this transaction as the acquisition of a business pursuant to ASC 805 and has allocated the majority of the purchase price to customer relationships.

(4) Restructuring and Divestiture Charges

The Company also evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions. These actions are described below. The following table displays charges taken related to restructuring actions in fiscal 2013 and 2012 and a rollforward of the charges to the accrued balances as of March 30, 2013.

Restructuring Charges	Abandonment of Adiana Product Line	Consolidation of Diagnostics Operations	Closure of Indianapolis Facility	Other Operating Cost Reductions	Total

Fiscal 2012 charges:
Non-cash impairment charge	$16,316	$585	$—	$—	$16,901
Purchase orders and other contractual obligations	3,099	—	—	—	3,099
Workforce reductions	128	14,202	879	40	15,249
Facility closure costs	—	—	—	430	430
Other	—	—	900	—	900

Total fiscal 2012 charges	$19,543	$14,787	$1,779	$470	$36,579

Recorded to cost of product sales	$19,064	$—	$—	$—	$19,064

Recorded to restructuring	$479	$14,787	$1,779	$470	$17,515

Fiscal 2013 charges:
Workforce reductions	$—	$12,536	$3,027	$636	$16,199
Facility closure costs	—	—	—	184	184
Other	—	—	714	—	714

Total fiscal 2013 charges	$—	$12,536	$3,741	$820	$17,097

Rollforward of Accrued Restructuring

Total fiscal 2012 charges	$19,543	$14,787	$1,779	$470	$36,579
Non-cash impairment charges	(16,316)	(585)	—	—	(16,901)
Stock compensation	—	(3,500)	—	—	(3,500)
Severance payments	(128)	(2,423)	—	(78)	(2,629)
Payments related to purchase orders and other contractual obligations	(2,572)	—	—	—	(2,572)
Other payments	—	—	—	(430)	(430)
Acquired	—	83	—	—	83
Foreign exchange and other adjustments	—	22	—	91	113

Balance at September 29, 2012	$527	$8,384	$1,779	$53	$10,743

Fiscal 2013 charges	$—	$12,536	$3,741	$820	$17,097
Stock compensation	—	(6,079)	—	—	(6,079)
Non-cash impairment charges	—	—	—	(47)	(47)
Severance payments	—	(11,370)	(70)	(53)	(11,493)
Payments related to purchase orders and other contractual obligations	(527)	—	(273)	(28)	(828)
Foreign exchange and other adjustments	—	(3)	—	(19)	(22)

Balance at March 30, 2013	$—	$3,468	$5,177	$726	$9,371

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

Consolidation of Diagnostics Operations

In connection with its acquisition of Gen-Probe, the Company implemented restructuring actions to consolidate its Diagnostics operations, such as streamlining product development initiatives, reducing overlapping functional areas such as sales, marketing and general and administrative functions, and consolidation of manufacturing resources, field services and support. As a result, the Company terminated certain employees from Gen-Probe and its legacy diagnostics business in research and development, sales, marketing, and general and administrative functions. The Company recorded severance and benefit charges in fiscal 2012 of $13.3 million related to this action pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420). The majority of these employees ceased working in the fourth quarter of fiscal 2012, and their full severance charge was recorded in the fourth quarter of fiscal 2012. In addition, certain of the terminated Gen-Probe employees had unvested stock options, which were accelerated at termination pursuant to the stock options’ original terms. As such, the severance charges in fiscal 2012 include $3.5 million of stock-based compensation expense. In the first quarter of fiscal 2013, the Company recorded $0.8 million of severance charges, including $0.2 million for stock-based compensation.

In the second quarter of fiscal 2013, certain Gen-Probe executives including Carl Hull, Gen-Probe’s former Chairman, President and Chief Executive Officer, ceased employment. As a result, the Company recorded a charge of $9.7 million in the second quarter of fiscal 2013 related to the acceleration of certain retention payments and equity awards pursuant to the original terms of the related agreements.

In addition, the Company is moving its legacy molecular diagnostics operations from Madison, Wisconsin to Gen-Probe’s facilities in San Diego, California. This transfer is expected to be finalized by the end of calendar 2014, and the majority of employees in Madison will be terminated in fiscal 2013 and 2014. The Company is recording severance and benefit charges pursuant to ASC 420 and estimates the total severance and benefits charge to be approximately $6.1 million, which will be recorded ratably over the estimated service period of the affected employees. The Company recorded $1.0 million and $2.0 million in the three and six months ended March 30, 2013, respectively, and $0.9 million in the fourth quarter of fiscal 2012. The Company also recorded non-cash charges of $0.6 million in the fourth quarter of fiscal 2012 as a result of exiting certain research projects. Additional charges, which are not expected to be significant, will be recorded as the manufacturing operation is transferred and the facility is closed down. These charges will be recorded as they are incurred.

Closure of Indianapolis Facility

In the fourth quarter of fiscal 2012, the Company finalized its decision to transfer production of the majority of its interventional breast products, which are included within the Breast Health reporting segment, from its Indianapolis facility to its facility in Costa Rica. The transfer is expected to be completed in the first half of calendar 2014, and all employees at the Indianapolis location will be terminated. The Company is recording severance and benefit charges pursuant to ASC 420 and estimates the total severance and benefits charge to be approximately $6.1 million, which will be recorded ratably over the estimated service period of the affected employees. The Company recorded $1.5 million and $3.0 million of severance benefits in the three and six months ended March 30, 2013, respectively, and $0.9 million in the fourth quarter of fiscal 2012. In addition, the Company recorded charges of $0.7 million in the first quarter of fiscal 2013 for additional miscellaneous items and $0.9 million in the fourth quarter of fiscal 2012 for amounts owed to the state of Indiana for employment credits. Additional charges, which are not expected to be significant, will be recorded as the manufacturing operation is transferred and the facility is closed down. These charges will be recorded as they are incurred.

Other Operating Cost Reductions:

Consolidation of Selenium Panel Coating Production

During the third quarter of fiscal 2012, the Company finalized its decision to consolidate its Selenium panel coating process and transfer the production line to its Newark, Delaware facility from its Hitec-Imaging German subsidiary. This production line is included within the Breast Health segment. The transfer is expected to be completed in fiscal 2013. In connection with this consolidation plan, the Company is terminating certain employees, primarily manufacturing personnel. Severance charges will be recorded pursuant to ASC 420 because the severance benefits qualify as one-time employee termination benefits. The termination communications began in January 2013, and the Company recorded severance charges of $0.6 million in the second quarter of fiscal 2013. The Company expects to incur a total of approximately $1.0 million in severance charges in fiscal 2013 related to this action.

Other

The Company recorded a charge of $0.2 million in the second quarter of fiscal 2013 for a lease obligation charge and the write-off of related leaseholds.

Divestiture

The Company completed the sale of its LIFECODES business and recorded a net gain of $0.9 million in the second quarter of fiscal 2013, which is recorded within restructuring and divestiture net charges in the Statement of Operations.

(5) Borrowings and Credit Arrangements

The Company had total debt with a carrying value of $5.00 billion and $5.04 billion at March 30, 2013 and September 29, 2012, respectively. The Company’s borrowings consisted of the following:

	March 30, 2013	September 29, 2012
Current debt obligations, net of debt discount:
Convertible Notes	$389,139	$—
Term Loan A	49,676	49,582
Term Loan B	14,862	14,853

Total current debt obligations	453,677	64,435

Long-term debt obligations, net of debt discount:
Term Loan A	919,029	942,065
Term Loan B	1,463,907	1,470,454
Senior Notes	1,000,000	1,000,000
Convertible Notes	1,168,083	1,558,660

Total long-term debt obligations	4,551,019	4,971,179

Total debt obligations	$5,004,696	$5,035,614

Credit Agreement

On August 1, 2012, the Company and certain domestic subsidiaries (the “Guarantors”) entered into a credit and guaranty agreement (the “Credit Agreement”) with Goldman Sachs Bank USA, in its capacity as administrative and collateral agent (“Goldman Sachs”), and the lenders party thereto (collectively, the “Lenders”).

The credit facilities under the Credit Agreement consisted of:

•	$1.0 billion senior secured tranche A term loan (“Term Loan A”) with a final maturity date of August 1, 2017;

•	$1.5 billion secured tranche B term loan (“Term Loan B”) with a final maturity date of August 1, 2019; and

•	$300.0 million secured revolving credit facility (“Revolving Facility”) with a final maturity date of August 1, 2017.

On March 20, 2013, the Company, the Guarantors, Goldman Sachs, and the Lenders entered into a Refinancing Amendment No. 1 (the “Credit Agreement Amendment”).

The Credit Agreement Amendment (i) refinanced the Company’s original Term Loan A with a new senior secured tranche A term loan facility with the same principal amount, maturity date and amortization schedule but with an applicable margin 1.00% less than the original Term Loan A (at each margin level) (“New Term Loan A”), (ii) refinanced the Company’s original Revolving Facility with a new senior secured revolving credit facility with the same principal amount and maturity date, but with an applicable margin 1.00% less than the original Revolving Facility (at each margin level) (the “New Revolving Facility”), and (iii) amended certain covenants and terms of the Credit Agreement. As of the date of this refinancing, the principal amount outstanding under the Term Loan A was $975.0 million, and the Company had no borrowings under the Revolving Facility.

Effective as of the date of the Credit Agreement Amendment, amounts outstanding under the New Term Loan A and the New Revolving Facility will initially bear interest, at the Company’s option: (i) at the Base Rate plus 1.00% per annum, or (ii) at the Adjusted Eurodollar Rate (i.e., the Libor rate) plus 2.00% per annum. The applicable margin with respect to the New Term Loan A and the New Revolving Facility are subject to specified changes depending on the Company’s total net leverage ratio, as defined in the Credit Agreement.

Pursuant to ASC 470, Debt, the accounting for this refinancing is required to be evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $3.2 million to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors for the initial borrowings under the Term Loan A facility. For the remainder of the creditors, this transaction has been accounted for as a modification. Pursuant to ASC 470, subtopic 50-40, third-party costs incurred directly related to the exchange were expensed as incurred. As such, the Company recorded issuance costs related to the refinancing of $2.4 million to interest expense in the second quarter of fiscal 2013.

Borrowings outstanding under the Credit Agreement for the three and six months ended March 30, 2013 had a weighted average interest rate of 3.78% and 3.88%, respectively. The interest rates on the outstanding Term Loan A and Term Loan B borrowings at March 30, 2013 were 2.2% and 4.5%, respectively. Interest expense under the Credit Agreement totaled $28.5 million and $58.6 million for the three and six months ended March 30, 2013, respectively, which includes non-cash interest expense of $4.1 million and $7.8 million related to the amortization of the deferred financing costs and accretion of the debt discount.

The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Company and the Guarantors, subject to negotiated exceptions, to: incur additional indebtedness and additional liens on their assets; engage in mergers or acquisitions or dispose of assets; enter into sale-leaseback transactions; pay dividends or make other distributions; voluntarily prepay other indebtedness; enter into transactions with affiliated persons; make investments; and change the nature of their businesses. The credit facilities also contain total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter, which are effective in our second quarter of fiscal 2013. The Company was in compliance with the Credit Agreement’s covenants as of March 30, 2013.

The Company has evaluated the Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that require bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives are a default provision, which could require additional interest payments, and provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company has determined that the fair value of these embedded derivatives was nominal as of March 30, 2013.

Senior Notes

The Company’s 6.25% senior notes due 2020 (the “Senior Notes”) mature on August 1, 2020 and bear interest at the rate of 6.25% per year, payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2013. The Company recorded interest expense of $16.0 million and $32.1 million in the three and six months ended March 30, 2013, respectively, which includes non-cash interest expense of $0.4 million and $0.8 million, respectively, related to the amortization of the deferred financing costs related to the Senior Notes.

Convertible Notes

On December 10, 2007, the Company issued and sold $1.725 billion, at par, of 2.00% Convertible Senior Notes due 2037 (the “2007 Notes”). The Company recorded the 2007 Notes net of the unamortized debt discount, which was attributable to the fair value of the embedded conversion option, as required by U.S. generally accepted accounting principles. On November 18, 2010, the Company entered into separate, privately-negotiated exchange agreements under which it retired $450.0 million in aggregate principal of the 2007 Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037 (the “2010 Notes”). On February 29, 2012, the Company entered into separate, privately-negotiated exchange agreements under which it retired $500.0 million in aggregate principal of the 2007 Notes for $500.0 million in aggregate principal of new 2.00% Convertible Senior Notes due 2042 (the “2012 Notes”). In connection with this exchange transaction for the 2012 Notes, the Company recorded a loss on extinguishment of debt of $42.3 million in the second quarter of fiscal 2012. For additional information pertaining to the terms and provisions and related accounting for the 2007 Notes, 2010 Notes and 2012 Notes, refer to Note 5 to the consolidated financial statements for the year ended September 29, 2012 included in the Company’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2013.

On February 14, 2013, the Company entered into separate, privately-negotiated exchange agreements under which it retired $370.0 million in aggregate principal of the 2007 Notes for $370.0 million in aggregate principal of new 2.00% Convertible Senior Notes due 2043 (the “2013 Notes”). Following this transaction, $405.0 million in principal amount of the 2007 Notes remain outstanding. The 2007 Notes, the 2010 Notes, the 2012 Notes and the 2013 Notes are collectively referred to herein as the “Convertible Notes.”

Pursuant to ASC 470-50, this exchange transaction is being accounted for as a modification and not an extinguishment because the terms of the two debt instruments are not substantially different. As a result, there is no gain or loss from this exchange recorded to the statement of operations. As required, the Company has recorded the increase in the fair value of the conversion option of $32.5 million from this exchange to additional paid-in-capital, net of deferred taxes. The Company determined the fair value of the conversion option for each debt instrument on the date of modification by calculating the fair value of each debt instrument using the binomial model and subtracting the fair value of the respective debt’s liability component. The fair value of the liability component for each debt instrument was determined by using a discounted cash flow technique with an effective interest rate of 3.25% and 5.42% for the 2007 Notes and 2013 Notes, respectively. These rates represent the estimated nonconvertible borrowing rate with a maturity as of the measurement date consistent with the first put dates of each debt instrument. The difference between the debt’s fair value and the fair value of its liability component represents the value allocated to the debt’s conversion option. In addition, direct costs incurred for this exchange of $4.1 million have been expensed as incurred within interest expense.

Holders may require the Company to repurchase the 2013 Notes on each of December 15, 2017, 2022, 2027, 2032 and 2037, or upon a fundamental change, as provided in the indenture for the 2013 Notes, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest. The Company may redeem any of the 2013 Notes beginning December 15, 2017. The Company may redeem the 2013 Notes either in whole or in part at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to, but excluding, the redemption date.

The 2013 Notes bear interest at a rate of 2.00% per year on the original principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, ending on December 15, 2013. The 2013 Notes accrete principal from their date of issuance at a rate of 4.00% per year until and including December 15, 2017, and 2.00% per year thereafter. Beginning with the six month interest period commencing December 15, 2017, the Company will pay contingent interest to the holders of 2013 Notes during any six month interest period if the “trading price,” as defined, of the 2013 Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the 2013 Notes. The holders of the 2013 Notes may convert the notes into shares of the Company’s common stock at a conversion price of approximately $38.59 per share, subject to adjustment, prior to the close of business on September 15, 2043 under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events. At the option of the holder, regardless of the foregoing circumstances, holders may convert the 2013 Notes at any time on or after September 15, 2043 through the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate will not be adjusted for accrued interest or accreted principal in excess of the original $1,000 principal amount, as accrued interest and accreted principal will not be convertible into common stock. None of these triggering events had occurred as of March 30, 2013.

In lieu of delivery of shares of the Company’s common stock in satisfaction of the Company’s obligation upon conversion of the 2013 Notes, the Company may elect to deliver cash or a combination of cash and shares of its common stock. If the Company elects to satisfy its conversion obligation in a combination of cash and shares of the Company’s common stock, the Company is required to deliver a specified dollar amount of cash per $1,000 original principal amount of 2013 Notes, and will settle the remainder of its conversion obligation in shares of its common stock, in each case based on the daily conversion value calculated as provided in the respective indentures for the 2013 Notes. This net share settlement election is in the Company’s sole discretion and does not require the consent of holders of the 2013 Notes. It is the Company’s current intent and policy to settle any conversion of the 2013 Notes as if the Company had elected to make the net share settlement election.

The 2013 Notes are the Company’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured debt. The 2013 Notes are effectively subordinated to any future secured indebtedness to the extent of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The Convertible Notes and related equity components (recorded in additional paid-in-capital, net of deferred taxes) consisted of the following:

	March 30, 2013	September 29, 2012
2007 Notes principal amount	$405,000	$775,000
Unamortized discount	(15,861)	(50,591)

Net carrying amount	$389,139	$724,409

Equity component, net of taxes	$121,946	$233,353

2010 Notes principal amount	$450,000	$450,000
Unamortized discount	(66,314)	(74,062)

Net carrying amount	$383,686	$375,938

Equity component, net of taxes	$60,054	$60,054

2012 Notes principal amount	$500,000	$500,000
Unamortized discount	(38,221)	(41,687)

Net carrying amount	$461,779	$458,313

Equity component, net of taxes	$49,195	$49,195

2013 Notes principal amount	$370,000	$—
Principal accretion	1,789	—
Unamortized discount	(49,171)	—

Net carrying amount	$322,618	$—

Equity component, net of taxes	$131,451	$—

Interest expense under the Convertible Notes was as follows:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Amortization of debt discount	$13,621	$17,946	$29,265	$36,899
Amortization of deferred financing costs	790	975	1,698	1,982
Principal accretion	1,789	—	1,789	—

Non-cash interest expense	16,200	18,921	32,752	38,881

2.00% accrued interest	8,616	8,567	17,226	17,145

	$24,816	$27,488	$49,978	$56,026

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

The measurement period for the Company’s remaining contingent consideration obligation to the former shareholders of Sentinelle Medical was completed in the fourth quarter of fiscal 2012. The Company had accrued $3.4 million as of September 29, 2012 and made its final payment in the first quarter of fiscal 2013.

In connection with the Company’s acquisition of Interlace in fiscal 2011, the Company had an obligation to the former Interlace stockholders to make contingent payments over a two-year period up to a maximum payout of $225.0 million based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. Pursuant to ASC 805, the Company recorded its estimate of the fair value of the contingent consideration liability based on future revenue projections of the Interlace business under various potential scenarios and weighted probability assumptions of these outcomes. The final measurement period ended during the second quarter of fiscal 2013, resulting in a contingent consideration liability of $93.8 million, of which, $86.9 million was paid to the former Interlace stockholders in the second quarter of fiscal 2013. The remainder was withheld for legal indemnification provisions.

In connection with the Company’s acquisition of TCT in June 2011, the Company has an obligation to certain of the former TCT shareholders, based on future employment, to make contingent payments over a two year period not to exceed $200.0 million less a deferred payment of $35.0 million from the initial consideration. The first earn-out payment of $54.0 million was made in the fourth quarter of fiscal 2012. At March 30, 2013, the Company has accrued $97.9 million for the second contingent earn-out payment.

In connection with the Company’s acquisition of Healthcome in July 2011, the Company has an obligation to the former Healthcome shareholders to make contingent payments totaling $5.0 million over the next two fiscal years. At March 30, 2013, the Company has accrued $5.0 million for these contingent payments as employment was no longer required.

A summary of amounts recorded to the Consolidated Statements of Operations is as follows:

Statement of Operations Line Item – 3 Months Ended March 30, 2013	Sentinelle Medical	Interlace	TCT	Healthcome	Total
Contingent consideration – compensation expense	$—	$—	$29,388	$—	$29,388
Contingent consideration – fair value adjustments	—	799	—	—	799

	$—	$799	$29,388	$—	$30,187

Statement of Operations Line Item – 6 Months Ended March 30, 2013	Sentinelle Medical	Interlace	TCT	Healthcome	Total
Contingent consideration – compensation expense	$—	$—	$58,874	$—	$58,874
Contingent consideration – fair value adjustments	—	10,839	—	—	10,839

	$—	$10,839	$58,874	$—	$69,713

Statement of Operations Line Item – 3 Months Ended March 24, 2012	Sentinelle Medical	Interlace	TCT	Healthcome	Total
Contingent consideration – compensation expense	$—	$—	$17,527	$594	$18,121
Contingent consideration – fair value adjustments	258	42,930	—	—	43,188

	$258	$42,930	$17,527	$594	$61,309

Statement of Operations Line Item – 6 Months Ended March 24, 2012	Sentinelle Medical	Interlace	TCT	Healthcome	Total
Contingent consideration – compensation expense	$—	$—	$27,539	$1,023	$28,562
Contingent consideration – fair value adjustments	(210)	48,520	—	—	48,310

	$(210)	$48,520	$27,539	$1,023	$76,872

(b) Litigation and Related Matters

On June 9, 2010, Smith & Nephew, Inc. filed suit against Interlace, which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that the Interlace MyoSure hysteroscopic tissue removal device infringes U.S. patent 7,226,459. The complaint seeks permanent injunctive relief and unspecified damages. A Markman hearing on claim construction was held on November 9, 2010, and a ruling was issued on April 21, 2011. On November 22, 2011, Smith & Nephew, Inc. filed suit against the Company in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that use of the MyoSure hysteroscopic tissue removal system infringes U.S. patent 8,061,359. The complaint seeks preliminary and permanent injunctive relief and unspecified damages. On January 17, 2012, at a hearing on Smith & Nephew’s motion for preliminary injunction with respect to the suit filed on November 22, 2011, the judge did not issue an injunction, consolidated the two matters for a single trial and scheduled a trial on the merits for both claims for June 25, 2012. A case management conference held on February 14, 2012 resulted in the trial being rescheduled to begin on August 20, 2012. On March 15, 2012, the Court heard summary judgment arguments related to the ‘459 patent and claim construction arguments related to the ‘359 patent. On June 5, 2012, the Court denied Smith & Nephew’s request for summary judgment of infringement, denied Smith & Nephew’s request for preliminary injunction, and denied the Company’s requests for summary judgment of non-infringement and invalidity. On September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the ‘459 and ‘359 patents and assessed damages of $4.0 million. The Court has not yet entered judgment adopting the jury’s finding. Based in part on the fact that the United States Patent and Trademark Office (“USPTO”) has taken up a re-examination of both the ‘359 and ‘459 patents rejecting all previously issued claims, including all claims asserted against the MyoSure product, the Company intends to file post trial motions seeking to reverse the jury’s verdict. A bench trial regarding the Company’s assertion of inequitable conduct on the part of Smith & Nephew with regard to the ‘359 patent was held on December 9, 2012 and oral arguments on the issue of inequitable conduct were presented on February 27, 2013. A hearing on post-trial motions for that trial will be scheduled when the Court rules on inequitable conduct and enters judgment. At this time, based on available information regarding this litigation, the Company does not believe a loss is probable and is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses, beyond the pending jury verdict. The purchase and sale agreement associated with the acquisition of Interlace includes an indemnification provision that provides for the reimbursement of a portion of legal expenses in defense of the Interlace intellectual property. The Company has the right to collect certain amounts set aside in escrow and, as applicable, offset contingent consideration payments of qualifying legal costs. The Company is recording legal fees incurred for this suit pursuant to the indemnification provision on a net basis within accrued expenses.

On February 10, 2012, C.R. Bard (as acquirer of SenoRx, Inc. “SenoRx”) filed suit against the Company in the United States District Court for the District of Delaware. In the complaint, it is alleged that the Company’s MammoSite product infringes SenoRx’s U.S. Patents 8,079,946 and 8,075,469. The complaint seeks permanent injunctive relief and unspecified damages. On September 4, 2012 and October 16, 2012 the USPTO took up a re-examination of the ‘946 and ‘469 patents, respectively. With respect to the ‘469 patent, all previously issued claims were rejected and with respect to the ‘946 patent all but four claims were rejected. Based on the actions of the USPTO, the Company filed a motion seeking to stay all litigation proceedings pending the outcome of the USPTO’s re-examination of both patents in suit. On January 11, 2013, the Court issued an order denying the stay. On February 1, 2013, the Court entered a stay of the proceedings in the case to allow the Parties to pursue settlement discussions. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On March 6, 2012, Enzo Life Sciences, Inc. (“Enzo”) filed suit against the Company in the United States District Court for the District of Delaware. In the complaint, it is alleged that certain of the Company’s molecular diagnostics products, including without limitation products based on its proprietary Invader chemistry such as Cervista HPV HR and Cervista HPV 16/18, infringe Enzo’s U.S. Patent 6,992,180. The complaint seeks permanent injunctive relief and unspecified damages. The Company was formally served with the complaint on July 3, 2012, and a trial is tentatively scheduled for the spring of 2015. In January 2012, Enzo filed suit against Gen-Probe in the United States District Court for the District of Delaware. In that complaint, it is alleged that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s patented HPA technology, such as the APTIMA Combo 2 and APTIMA HPV assays, infringe Enzo’s U.S. Patent 6,992,180. The complaint seeks permanent injunctive relief and unspecified damages, and a trial is tentatively scheduled for the spring of 2015. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

Prior to its acquisition by Hologic, Gen-Probe had patent infringement claims against Becton Dickinson (“BD”) seeking monetary damages and injunctive relief. The parties settled this litigation in the first quarter of fiscal 2013. Under the terms of the settlement, BD made a one-time payment and was granted a non-exclusive royalty-bearing license to the asserted intellectual property.

A number of lawsuits were filed against the Company, Gen-Probe, and Gen-Probe’s board of directors related to the Company’s acquisition of Gen-Probe. These include: (1) Teamsters Local Union No. 727 Pension Fund v. Gen-Probe Incorporated, et al. (Superior Court of the State of California for the County of San Diego); (2) Timothy Coyne v. Gen-Probe Incorporated, et al. (Delaware Court of Chancery); and (3) Douglas R. Klein v. John W. Brown, et al. (Delaware Chancery Court). The two Delaware actions have been consolidated into a single action titled: In re: Gen-Probe Shareholders Litigation. The suits were filed after the announcement of our acquisition of Gen-Probe on April 30, 2012 as putative stockholder class actions. Each of the actions assert similar claims alleging that Gen-Probe’s board of directors failed to adequately discharge its fiduciary duties to shareholders by failing to adequately value Gen-Probe’s shares and ensure that Gen-Probe’s shareholders received adequate consideration in our acquisition of Gen-Probe, that the acquisition was the product of a flawed sales process, and that the Company aided and abetted the alleged breach of fiduciary duty. The plaintiffs demand, among other things, a preliminary and permanent injunction enjoining our acquisition of Gen-Probe and rescinding the transaction or any part thereof that has been implemented. On May 24, 2012, the plaintiffs in the Delaware action filed an amended complaint, adding allegations that the disclosures in Gen-Probe’s preliminary proxy statement were inadequate. The defendants in the Delaware action answered the complaint on June 4, 2012. On July 18, 2012, the parties in the Delaware action entered into a memorandum of understanding regarding a proposed settlement of the litigation. The proposed settlement was conditioned upon, among other things, the execution of an appropriate stipulation of settlement, consummation of the merger, and final approval of the proposed settlement by the Delaware Court of Chancery. On April 10, 2013, the Delaware Court of Chancery approved the proposed settlement and the consolidated action in Delaware was dismissed with prejudice. On July 9, 2012, the plaintiffs in the California action filed a motion for voluntary dismissal without prejudice. On July 12, 2012, the California Superior Court entered an order dismissing the California complaint without prejudice.

The Company is a party to various other legal proceedings and claims arising out of the ordinary course of its business. The Company believes that except for those described above there are no other proceedings or claims pending against it of which the ultimate resolution would have a material adverse effect on its financial condition or results of operations. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal costs are expensed as incurred.

(7) Sale of Makena

On January 16, 2008, the Company entered into an agreement to sell the full world-wide rights of its Makena (formerly Gestiva) pharmaceutical product to K-V Pharmaceutical Company (“KV”) upon FDA approval of the then pending Makena new drug application for $82.0 million. The Company executed certain amendments to this agreement resulting in an increase in the total sales price to $199.5 million and changing the timing of when payments are due to the Company. Gains attributable to payments in the amount of $79.5 million received from KV prior to FDA approval were deferred.

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

(8) Marketable Securities

The Company’s marketable securities are comprised of an equity security and mutual funds. The equity security is an investment in the common stock of a publicly traded company, and the mutual funds are to fund the Gen-Probe deferred compensation plan. The equity security is classified as available-for-sale and is recorded at fair value with the unrealized gains or losses, net of tax, within accumulated other comprehensive income (loss), which is a component of stockholders’ equity. The mutual funds are classified as trading and are recorded at fair value with unrealized gains and losses recorded in other income in the Consolidated Statements of Operations.

The following reconciles the cost basis to the fair market value of the Company’s one equity security as of March 30, 2013:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Equity security	$5,931	$2,228	$—	$8,159

(9) Net Loss Per Share

A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Basic weighted average common shares outstanding	268,175	263,900	267,259	263,309
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	—	—	—	—

Diluted weighted average common shares outstanding	268,175	263,900	267,259	263,309

Weighted-average anti-dilutive shares related to:
Outstanding stock options	8,081	9,644	9,104	10,971
Restricted stock units	1,037	846	1,059	1,602

(10) Stock-Based Compensation

The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Cost of revenues	$1,723	$1,275	$3,557	$2,382
Research and development	2,015	1,277	3,883	2,478
Selling and marketing	2,567	1,844	4,768	3,394
General and administrative	5,739	4,553	11,680	9,352
Restructuring and divestiture	6,969	—	7,191	—

	$19,013	$8,949	$31,079	$17,606

The Company granted approximately 2.2 million and 2.1 million stock options during the six months ended March 30, 2013 and March 24, 2012, respectively, with weighted average exercise prices of $19.91 and $17.05, respectively. There were 17.3 million options outstanding at March 30, 2013 with a weighted average exercise price of $18.27.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Risk-free interest rate	0.5%	0.7%	0.5%	0.7%
Expected volatility	43.7%	46.9%	43.7%	46.9%
Expected life (in years)	4.4	4.3	4.4	4.3
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$5.83	$6.63	$6.99	$6.42

The Company granted approximately 1.9 million and 1.5 million restricted stock units (RSU) during the six months ended March 30, 2013 and March 24, 2012, respectively, with weighted average grant date fair values of $19.86 and $17.09, respectively. As of March 30, 2013, there were 4.0 million unvested RSUs outstanding with a weighted average grant date fair value of $18.04. The Company also granted approximately 0.1 million market stock units (MSU) in the first quarter of fiscal 2013 to its chief executive officer and chief financial officer. The MSUs were valued at $18.49 using the Monte Carlo simulation model. Each recipient of the MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s stock price achieves the defined measurement criteria. The Company is recognizing compensation expense over the required service period, and since these are market-based awards, the compensation expense will be recognized by the Company regardless of whether the required criteria is met to receive such shares.

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and RSUs. The vesting term of stock options granted to employees is generally five years with annual vesting of 20% per year on the anniversary of the grant date, and RSUs granted to employees generally vest over four years with annual vesting at 25% per year on the anniversary of the grant date. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that is ultimately expected to vest. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 7% as of March 30, 2013. This analysis is periodically re-evaluated and forfeiture rates will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.

At March 30, 2013, there was $44.1 million and $58.1 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs and MSUs), respectively, to be recognized over a weighted average period of 3.4 years and 3.0 years, respectively.

(11) Other Balance Sheet Information

	March 30, 2013	September 29, 2012
Inventories
Raw materials	$130,159	$134,983
Work-in-process	56,661	93,218
Finished goods	133,178	138,990

	$319,998	$367,191

Property, plant and equipment
Equipment and software	$304,138	$296,776
Equipment under customer usage agreements	266,918	249,692
Building and improvements	168,841	156,665
Leasehold improvements	63,619	71,943
Land	51,531	51,430
Furniture and fixtures	21,432	21,495

	876,479	848,001
Less – accumulated depreciation and amortization	(373,840)	(340,003)

	$502,639	$507,998

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

Identifiable assets for the four principal operating segments consist of inventories, intangible assets including goodwill, and property and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three and six months ended March 30, 2013 and March 24, 2012. Segment information is as follows:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Total revenues:
Diagnostics	$296,507	$151,841	$602,423	$305,905
Breast Health	220,058	218,631	440,866	433,983
GYN Surgical	73,692	77,178	154,601	155,723
Skeletal Health	22,406	23,515	46,135	48,265

	$612,663	$471,165	$1,244,025	$943,876

Operating income (loss):
Diagnostics	$(46,978)	$21,619	$(32,683)	$41,757
Breast Health	47,892	48,869	92,837	96,286
GYN Surgical	2,241	(63,377)	2,863	(68,390)
Skeletal Health	2,387	3,023	5,754	7,240

	$5,542	$10,134	$68,771	$76,893

Depreciation and amortization:
Diagnostics	$89,402	$39,926	$180,944	$79,915
Breast Health	10,124	10,470	20,054	21,074
GYN Surgical	26,524	26,217	53,003	52,305
Skeletal Health	226	428	430	870

	$126,276	$77,041	$254,431	$154,164

Capital expenditures:
Diagnostics	$13,464	$9,455	$27,318	$17,623
Breast Health	5,910	2,213	9,490	3,782
GYN Surgical	2,171	3,251	4,916	6,000
Skeletal Health	28	9	206	466
Corporate	2,823	2,823	4,913	5,686

	$24,396	$17,751	$46,843	$33,557

	March 30, 2013	September 29, 2012
Identifiable assets:
Diagnostics	$5,951,165	$6,170,553
Breast Health	957,783	956,134
GYN Surgical	1,898,933	1,944,386
Skeletal Health	34,156	32,778
Corporate	1,467,169	1,373,257

	$10,309,206	$10,477,108

The Company had no customers with balances greater than 10% of accounts receivable as of March 30, 2013 or September 29, 2012, or any customer that represented greater than 10% of consolidated revenues during the three and six months ended March 30, 2013 and March 24, 2012.

Products sold by the Company internationally are manufactured at both domestic and international locations. Transfers between the Company and its subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

The Company operates in the major geographic areas as noted in the below chart. Revenue data is based upon customer location, and internationally totaled $153.5 million and $323.6 million during the three and six months ended March 30, 2013, respectively, and totaled $117.5 million and $235.0 million during the three and six months ended March 24, 2012, respectively. Other than the United States, no single country accounted for more than 10% of consolidated revenues. The Company’s sales in Europe are predominantly derived from Germany, the United Kingdom and the Netherlands. The Company’s sales in Asia-Pacific are predominantly derived from China, Australia and Japan. The “All others” designation includes Canada, Latin America and the Middle East.

Revenues by geography as a percentage of total revenues was as follows:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
United States	75%	75%	74%	75%
Europe	12%	11%	14%	12%
Asia	9%	8%	8%	8%
All others	4%	6%	4%	5%

	100%	100%	100%	100%

(13) Income Taxes

In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date may be the best annual effective tax rate estimate. For the six months ended March 30, 2013, the Company determined that it was unable to make a reliable annual effective tax rate estimate due to the sensitivity of the rate as it relates to its forecasted fiscal 2013 results. Therefore, the Company recorded a tax benefit for the six months ended March 30, 2013 based on the effective rate for the six months ended March 30, 2013.

The Company’s effective tax rates for the three and six month periods ended March 30, 2013 were 30.7% and 40.8% respectively, compared to 31.3% and (4.0)%, respectively, for the corresponding periods in the prior year. For the three months ended March 30, 2013, the tax rate benefit was less than the statutory rate primarily due to non-deductible contingent consideration expense related to TCT and Interlace, partially offset by the effect of the retroactively reinstated and extended Federal Research tax credit in the second quarter of fiscal 2013 and the Section 199 manufacturing deduction. For the six months ended March 30, 2013, the tax rate benefit was higher than the statutory rate primarily due to a $19.0 million valuation allowance release related to built-in capital losses, that the Company has concluded are more likely than not realizable as a result of the $53.9 million gain recorded on the Makena sale (see Note 7) and the effect of the retroactively reinstated and extended Federal Research tax credit in the second quarter of fiscal 2013, partially offset by non-deductible contingent consideration expense related to TCT and Interlace. For the three and six months ended March 24, 2012, the effective tax rate was less than the statutory rate primarily due to the tax benefit for charges recorded in the second quarter of fiscal 2012 related to the debt extinguishment loss and discontinuing the Adiana product line. These discrete benefits were partially offset by the net recurring rate impact of the non-deductible TCT contingent consideration compensation expense, non-deductible contingent consideration fair value adjustments for Interlace and Sentinelle Medical and the Section 199 manufacturing deduction.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively reinstated and extended the Federal Research tax credit from January 1, 2012 to December 31, 2013. As a result, the Company’s income tax provision for the second quarter of fiscal 2013 includes a discrete tax benefit for the previously expired period from January 1, 2012 to December 31, 2012, as well as a benefit related to the tax credit for the quarter ended March 30, 2013.

As of March 30, 2013, the Company has recorded $1.62 billion of net deferred tax liabilities compared to $1.76 billion at September 29, 2012. The Company’s deferred tax assets are periodically evaluated to determine their recoverability.

The Company has $113.0 million of gross unrecognized tax benefits, including interest, as of March 30, 2013. The gross unrecognized tax benefits increased by $58.1 million from September 29, 2012, of which $53.5 million was a result of uncertain tax positions related to the convertible debt exchange that took place in the second quarter of fiscal 2013. As of March 30, 2013, $59.5 million of the unrecognized tax benefits would, if recognized, reduce the Company’s effective tax rate. The remaining $53.5 million relates to temporary differences that would not affect the Company’s effective tax rate. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities within income tax expense. As of March 30, 2013, accrued interest, net of tax benefit, was $2.2 million and no penalties have been accrued.

(14) Goodwill and Intangible Assets

Goodwill

A rollforward of goodwill activity by reportable segment from September 29, 2012 to March 30, 2013 was as follows:

	Breast Health	Diagnostics	GYN Surgical	Skeletal Health	Total
Balance at September 29, 2012	$635,741	$2,283,447	$1,015,466	$8,125	$3,942,779
Gen-Probe acquisition adjustments	—	(2,146)	—	—	(2,146)
Chindex acquisition	1,903	—	—	—	1,903
Tax adjustments	—	(545)	12	—	(533)
Foreign currency	(1,614)	255	666	(1)	(694)

Balance at March 30, 2013	$636,030	$2,281,011	$1,016,144	$8,124	$3,941,309

Intangible Assets

Intangible assets consisted of the following:

Description	As of March 30, 2013		As of September 29, 2012
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$3,816,465	$938,655	$3,784,689	$788,274
In-process research and development	193,000	—	227,000	—
Customer relationships and contracts	1,101,232	250,972	1,097,842	205,612
Trade names	238,077	72,027	240,092	60,318
Patents	11,940	8,109	11,417	7,906
Business licenses	2,607	478	2,577	344
Non-competition agreements	306	270	310	223

Totals	$5,363,627	$1,270,511	$5,363,927	$1,062,677

The estimated remaining amortization expense as of March 30, 2013 for each of the five succeeding fiscal years was as follows:

Remainder of Fiscal 2013	$205,733
Fiscal 2014	398,978
Fiscal 2015	384,088
Fiscal 2016	370,306
Fiscal 2017	361,254

(15) Product Warranties

Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Six Months Ended:
March 30, 2013	$6,179	$5,328	$(4,965)	$6,542
March 24, 2012	$4,448	$3,738	$(3,341)	$4,845

(16) Equity

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

Amended and Restated 2008 Equity Incentive Plan

On March 11, 2013, the Company’s shareholders approved the Company’s Amended and Restated 2008 Equity Incentive Plan, in which the number of shares that are authorized for issuance under this plan was increased by 10 million to 31.5 million.

(17) Pension and Other Employee Benefits

The Company has certain defined benefit pension plans covering the employees of its Hitec-Imaging German subsidiary (formerly AEG). As of March 30, 2013 and September 29, 2012, the Company’s pension liability was $9.7 million, which is primarily recorded as a component of long-term liabilities in the Consolidated Balance Sheets. As of March 30, 2013 and September 29, 2012, the pension plans held no assets. The Company’s net periodic benefit cost and components thereof were not material during the three and six months ended March 30, 2013 and March 24, 2012.

(18) New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a significant impact on the Company’s results of operations or financial position.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amended ASC 210, Balance Sheet, to converge the presentation of offsetting assets and liabilities between U.S. GAAP and IFRS. ASU 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, which is the Company’s fiscal year 2014. The Company is currently evaluating the impact of the adoption of ASU 2011-11 on its consolidated financial statements.

(19) Supplemental Guarantor Condensed Consolidating Financial Statements (Unaudited)

The Company’s Senior Notes issued in August 2012 are fully and unconditionally and jointly and severally guaranteed by Hologic, Inc. (“Parent/Issuer”) and each of its domestic subsidiaries. The following represents the supplemental condensed financial information of Hologic, Inc. and its guarantor and non-guarantor subsidiaries, as of March 30, 2013 and September 29, 2012 and for the three and six months ended March 30, 2013 and March 24, 2012.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

March 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$188,551	$455,672	$100,773	$—	$744,996
Restricted cash	—	—	7,179	—	7,179
Accounts receivable, net	98,705	179,059	123,458	79	401,301
Inventories	82,179	173,552	64,287	(20)	319,998
Deferred income tax assets	—	15,615	626	(16,241)	—
Prepaid income taxes	55,334	38,691	—	(7,480)	86,545
Prepaid expenses and other current assets	19,722	13,825	13,059	—	46,606
Intercompany receivables	—	2,228,533	50,594	(2,279,127)	—
Other current assets – assets held-for-sale	—	—	623	—	623

Total current assets	444,491	3,104,947	360,599	(2,302,789)	1,607,248

Property and equipment, net	29,369	371,986	101,284	—	502,639
Intangible assets, net	22,815	3,962,339	107,962	—	4,093,116
Goodwill	281,860	3,519,856	139,593	—	3,941,309
Other assets	114,838	48,679	1,365	12	164,894
Investment in subsidiaries	9,847,845	100,772	2,296	(9,950,913)	—

Total assets	$10,741,218	$11,108,579	$713,099	$(12,253,690)	$10,309,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,494	$37,621	$9,494	$—	$75,609
Accrued expenses	207,071	71,048	43,867	(7,746)	314,240
Deferred revenue	86,624	9,502	29,540	—	125,666
Current portion of long-term debt	453,677	—	—	—	453,677
Deferred income tax liabilities	57,340	—	—	(16,241)	41,099
Intercompany payables	2,198,427	—	88,405	(2,286,832)	—
Other current liabilities – assets held-for-sale	—	—	15	—	15

Total current liabilities	3,031,633	118,171	171,321	(2,310,819)	1,010,306

Long-term debt, net of current portion	4,551,019	—	—	—	4,551,019
Deferred income tax liabilities	72,842	1,499,591	10,541	—	1,582,974
Deferred service obligations – long-term	9,585	2,551	12,326	(2,191)	22,271
Other long-term liabilities	85,576	33,706	32,790	—	152,072

Total liabilities	7,750,655	1,654,019	226,978	(2,313,010)	7,318,642
Total stockholders’ equity	2,990,563	9,454,560	486,121	(9,940,680)	2,990,564

Total liabilities and stockholders’ equity	$10,741,218	$11,108,579	$713,099	$(12,253,690)	$10,309,206

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

September 29, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$210,028	$269,416	$80,986	$—	$560,430
Restricted cash	—	—	5,696	—	5,696
Accounts receivable, net	101,538	192,349	115,522	(76)	409,333
Inventories	74,500	223,043	70,180	(532)	367,191
Deferred income tax assets	13,578	—	617	(2,480)	11,715
Prepaid income taxes	20,805	48,429	611	—	69,845
Prepaid expenses and other current assets	18,817	12,816	12,668	—	44,301
Intercompany receivables	—	2,094,017	55,761	(2,149,778)	—
Other current assets – assets held-for-sale	—	67,878	26,625	—	94,503

Total current assets	439,266	2,907,948	368,666	(2,152,866)	1,563,014

Property and equipment, net	26,928	379,702	101,368	—	507,998
Intangible assets, net	24,034	4,162,930	114,286	—	4,301,250
Goodwill	279,956	3,522,474	140,349	—	3,942,779
Other assets	112,339	49,036	2,406	(1,714)	162,067
Investments in subsidiaries	9,782,940	101,615	2,296	(9,886,851)	—

Total assets	$10,665,463	$11,123,705	$729,371	$(12,041,431)	$10,477,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,847	$43,339	$14,037	$—	$87,223
Accrued expenses	238,387	86,566	50,052	(2,624)	372,381
Deferred revenue	92,234	10,307	27,147	—	129,688
Current portion of long-term debt	64,435	—	—	—	64,435
Intercompany payables	2,085,339	6,655	66,335	(2,158,329)	—
Other current liabilities – assets held-for-sale	—	5,520	2,102	—	7,622

Total current liabilities	2,510,242	152,387	159,673	(2,160,953)	661,349

Long-term debt, net of current portion	4,971,179	—	—	—	4,971,179
Deferred income tax liabilities	180,916	1,581,833	8,836	—	1,771,585
Deferred service obligations – long-term	7,536	1,160	7,601	(2,583)	13,714
Other long-term liabilities	34,559	30,587	34,504	(1,400)	98,250

Total liabilities	7,704,432	1,765,967	210,614	(2,164,936)	7,516,077
Total stockholders’ equity	2,961,031	9,357,738	518,757	(9,876,495)	2,961,031

Total liabilities and stockholders’ equity	$10,665,463	$11,123,705	$729,371	$(12,041,431)	$10,477,108

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product sales	$100,614	$398,811	$121,340	$(102,751)	$518,014
Service and other revenues	81,176	19,422	9,535	(15,484)	94,649

	181,790	418,233	130,875	(118,235)	612,663

Costs and expenses:
Cost of product sales	52,488	170,310	88,231	(102,751)	208,278
Cost of product sales – amortization of intangible assets	1,309	73,374	1,050	—	75,733
Cost of service and other revenues	40,620	15,777	8,413	(15,484)	49,326
Research and development	7,234	39,973	2,414	—	49,621
Selling and marketing	20,484	45,237	22,893	—	88,614
General and administrative	16,716	38,631	8,886	—	64,233
Amortization of intangible assets	777	26,687	1,203	—	28,667
Contingent consideration – compensation expense	29,388	—	—	—	29,388
Contingent consideration – fair value adjustments	799	—	—	—	799
Restructuring and divestiture net charges	164	10,600	3,092	(1,394)	12,462

	169,979	420,589	136,182	(119,629)	607,121

Income (loss) from operations	11,811	(2,356)	(5,307)	1,394	5,542
Interest income	99	36	72	—	207
Interest expense	(75,238)	(309)	(502)	—	(76,049)
Debt extinguishment loss	(3,247)	—	—	—	(3,247)
Other (expense) income, net	1,638	(3,073)	1,247	(13)	(201)

(Loss) income before income taxes	(64,937)	(5,702)	(4,490)	1,381	(73,748)
(Benefit) provision for income taxes	(14,842)	(8,081)	279	—	(22,644)
Equity in earnings (losses) of subsidiaries	(1,009)	2,459	—	(1,450)	—

Net (loss) income	$(51,104)	$4,838	$(4,769)	$(69)	$(51,104)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product sales	$198,657	$778,582	$254,415	$(178,438)	$1,053,216
Service and other revenues	159,136	40,563	19,407	(28,297)	190,809

	357,793	819,145	273,822	(206,735)	1,244,025

Costs and expenses:
Cost of product sales	106,008	334,205	169,996	(178,438)	431,771
Cost of product sales – amortization of intangible assets	2,615	146,291	2,114	—	151,020
Cost of service and other revenues	78,998	31,368	18,166	(28,297)	100,235
Research and development	14,652	81,726	4,752	—	101,130
Selling and marketing	41,257	92,602	49,198	—	183,057
General and administrative	32,036	69,647	16,941	—	118,624
Amortization of intangible assets	1,455	53,336	2,402	—	57,193
Contingent consideration – compensation expense	58,874	—	—	—	58,874
Contingent consideration – fair value adjustments	10,839	—	—	—	10,839
Gain on sale of intellectual property, net	—	(53,884)	—	—	(53,884)
Restructuring and divestiture net charges	385	13,886	3,518	(1,394)	16,395

	347,119	769,177	267,087	(208,129)	1,175,254

Income from operations	10,674	49,968	6,735	1,394	68,771
Interest income	230	78	159	—	467
Interest expense	(146,492)	(623)	(1,015)	—	(148,130)
Debt extinguishment loss	(3,247)	—	—	—	(3,247)
Other income (expense), net	1,757	(7,119)	6,427	(27)	1,038

(Loss) income before income taxes	(137,078)	42,304	12,306	1,367	(81,101)
(Benefit) provision for income taxes	(26,589)	(11,195)	4,669	—	(33,115)
Equity in earnings (losses) of subsidiaries	62,503	13,393	—	(75,896)	—

Net (loss) income	$(47,986)	$66,892	$7,637	$(74,529)	$(47,986)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 24, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product sales	$105,485	$248,435	$103,727	$(69,562)	$388,085
Service and other revenues	74,836	15,122	7,105	(13,983)	83,080

	180,321	263,557	110,832	(83,545)	471,165

Costs and expenses:
Cost of product sales	53,947	94,789	75,249	(69,562)	154,423
Cost of product sales – amortization of intangible assets	1,304	42,911	126	—	44,341
Cost of service and other revenues	38,474	14,487	7,313	(13,983)	46,291
Research and development	6,553	19,385	3,359	—	29,297
Selling and marketing	15,686	42,509	20,344	—	78,539
General and administrative	12,110	22,087	7,646	—	41,843
Amortization of intangible assets	677	13,860	2,092	—	16,629
Contingent consideration – compensation expense	18,121	—	—	—	18,121
Contingent consideration – fair value adjustments	43,188	—	—	—	43,188
Gain on sale of intellectual property, net	—	(12,424)	—	—	(12,424)
Restructuring and divestiture net charges	—	196	587	—	783

	190,060	237,800	116,716	(83,545)	461,031

Income (loss) from operations	(9,739)	25,757	(5,884)	—	10,134
Interest income	463	31	96	—	590
Interest expense	(27,662)	(360)	(490)	—	(28,512)
Debt extinguishment loss	(42,347)	—	—	—	(42,347)
Other income, net	1,418	48	61	—	1,527

(Loss) income before income taxes	(77,867)	25,476	(6,217)	—	(58,608)
(Benefit) provision for income taxes	(31,518)	15,067	(1,884)	—	(18,335)
Equity in earnings (losses) of subsidiaries	6,076	2,403	—	(8,479)	—

Net (loss) income	$(40,273)	$12,812	$(4,333)	$(8,479)	$(40,273)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 24, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product sales	$211,246	$498,883	$206,261	$(136,209)	$780,181
Service and other revenues	148,264	29,648	14,367	(28,584)	163,695

	359,510	528,531	220,628	(164,793)	943,876

Costs and expenses:
Cost of product sales	107,637	175,510	139,429	(136,209)	286,367
Cost of product sales – amortization of intangible assets	2,609	85,821	2,082	—	90,512
Cost of service and other revenues	77,709	28,217	14,175	(28,584)	91,517
Research and development	13,797	37,515	6,327	—	57,639
Selling and marketing	32,183	84,755	39,061	—	155,999
General and administrative	25,130	46,277	16,931	—	88,338
Amortization of intangible assets	1,354	27,719	2,398	—	31,471
Contingent consideration – compensation expense	28,562	—	—	—	28,562
Contingent consideration – fair value adjustments	48,310	—	—	—	48,310
Gain on sale of intellectual property, net	—	(12,424)	—	—	(12,424)
Non-recurring charges	—	—	(91)	—	(91)
Restructuring and divestiture net charges	—	196	587	—	783

	337,291	473,586	220,899	(164,793)	866,983

Income (loss) from operations	22,219	54,945	(271)	—	76,893
Interest income	1,041	77	134	—	1,252
Interest expense	(56,371)	(687)	(963)	—	(58,021)
Debt extinguishment loss	(42,347)	—	—	—	(42,347)
Other income, net	2,882	69	568	—	3,519

(Loss) income before income taxes	(72,576)	54,404	(532)	—	(18,704)
Provision (benefit) for income taxes	(25,309)	23,638	2,428	—	757
Equity in earnings (losses) of subsidiaries	27,806	5,793	557	(34,156)	—

Net (loss) income	$(19,461)	$36,559	$(2,403)	$(34,156)	$(19,461)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Three Months Ended March 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(51,104)	$4,838	$(4,769)	$(69)	$(51,104)
Change in cumulative translation adjustment	—	(341)	(7,947)	—	(8,288)
Unrealized loss on available-for-sale securities	—	2,687	—	—	2,687

Comprehensive (loss) income	$(51,104)	$7,184	$(12,716)	$(69)	$(56,705)

For the Six Months Ended March 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(47,986)	$66,892	$7,637	$(74,529)	$(47,986)
Change in cumulative translation adjustment	—	236	(6,555)	—	(6,319)
Unrealized loss on available-for-sale securities	—	2,130	—	—	2,130

Comprehensive (loss) income	$(47,986)	$69,258	$1,082	$(74,529)	$(52,175)

For the Three Months Ended March 24, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(40,273)	$12,812	$(4,333)	$(8,479)	$(40,273)
Change in cumulative translation adjustment	—	85	4,949	—	5,034

Comprehensive (loss) income	$(40,273)	$12,897	$616	$(8,479)	$(35,239)

For the Six Months Ended March 24, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(19,461)	$36,559	$(2,403)	$(34,156)	$(19,461)
Change in cumulative translation adjustment	—	44	4,632	—	4,676

Comprehensive (loss) income	$(19,461)	$36,603	$2,229	$(34,156)	$(14,785)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$65,009	$72,387	$32,132	$—	$169,528

INVESTING ACTIVITIES
Acquisition of a business	(3,698)	—	(220)	—	(3,918)
Payment of additional acquisition consideration	(16,808)	—	—	—	(16,808)
Proceeds from sale of business, net of cash transferred	—	84,762	1,488	—	86,250
Purchase of property and equipment	(6,397)	(14,335)	(5,156)	—	(25,888)
Increase in equipment under customer usage agreements	(335)	(13,031)	(7,589)	—	(20,955)
Purchase of insurance contracts	(4,000)	—	—	—	(4,000)
Proceeds from sale of intellectual property	—	60,000	—	—	60,000
Purchase of cost-method investments	(3,400)	(225)	—	—	(3,625)
Increase in other assets	(1,984)	(1,520)	(1,447)	—	(4,951)

Net cash provided by (used in) investing activities	(36,622)	115,651	(12,924)	—	66,105

FINANCING ACTIVITIES
Repayment of long-term debt	(32,500)	—	—	—	(32,500)
Payment of debt issuance cost	(7,019)				(7,019)
Payment of contingent consideration	(42,433)	—	—	—	(42,433)
Net proceeds from issuance of common stock pursuant to employee stock plans	37,623	—	—	—	37,623
Excess tax benefit related to equity awards	4,437	—	—	—	4,437
Payment of employee restricted stock minimum tax withholdings	(9,972)	—	—	—	(9,972)

Net cash used in financing activities	(49,864)	—	—	—	(49,864)
Effect of exchange rate changes on cash and cash equivalents	—	(1,782)	579	—	(1,203)

Net increase (decrease) in cash and cash equivalents	(21,477)	186,256	19,787	—	184,566
Cash and cash equivalents, beginning of period	210,028	269,416	80,986	—	560,430

Cash and cash equivalents, end of period	$188,551	$455,672	$100,773	$—	$744,996

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 24, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$199,520	$2,888	$10,427	$—	$212,835

INVESTING ACTIVITIES
Payment of additional acquisition consideration	(9,784)	—	—	—	(9,784)
Proceeds from sale of intellectual property	—	12,500	—	—	12,500
Purchase of property and equipment	(7,034)	(3,533)	(3,665)	—	(14,232)
Increase in equipment under customer usage agreements	—	(11,797)	(7,528)	—	(19,325)
Purchase of cost-method investment	—	(250)	—	—	(250)
Increase in other assets	—	—	1	—	1

Net cash used in investing activities	(16,818)	(3,080)	(11,192)	—	(31,090)

FINANCING ACTIVITIES
Payment of contingent consideration	(51,680)	—	—	—	(51,680)
Payment of debt issuance costs	(5,822)	—	—	—	(5,822)
Net proceeds from issuance of common stock pursuant to employee stock plans	20,389	—	—	—	20,389
Excess tax benefit related to equity awards	2,683	—	—	—	2,683
Payment of employee restricted stock minimum tax withholdings	(5,696)	—	—	—	(5,696)

Net cash used in financing activities	(40,126)	—	—	—	(40,126)
Effect of exchange rate changes on cash and cash equivalents	—	192	418	—	610

Net increase (decrease) in cash and cash equivalents	142,576	—	(347)	—	142,229
Cash and cash equivalents, beginning of period	644,697	—	67,635	—	712,332

Cash and cash equivalents, end of period	$787,273	$—	$67,288	$—	$854,561

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operation;

•	the coverage and reimbursement decisions of third-party payors relating to the use of our products and treatments;

•	the uncertainty of the impact of cost containment efforts and federal healthcare reform legislation on our business and results of operations;

•	the impact and anticipated costs of the U.S. excise tax on the sale of most of our medical devices, which became effective on January 1, 2013, on our business and results of operations;

•	the impact and anticipated benefits of the acquisition of Gen-Probe and the challenges associated with successfully integrating and operating the Gen-Probe business;

•	the impact and anticipated benefits of other recently completed acquisitions and acquisitions we may complete in the future;

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our filings with the Securities and Exchange Commission, including those set forth under the caption “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012. We qualify all of our forward-looking statements by these cautionary statements.

OVERVIEW

We are a leading developer, manufacturer and supplier of premium diagnostics products, medical imaging systems and surgical products with an emphasis on serving the healthcare needs of women. Our core business units are focused on diagnostics, breast health, GYN surgical and skeletal health. On August 1, 2012, we completed our acquisition of Gen-Probe, a leader in molecular diagnostics products and services that are used primarily to diagnose human diseases and screen donated human blood. Gen-Probe is part of our Diagnostics business segment.

We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases and screen donated human blood. Our molecular diagnostics products include our APTIMA family of assays, our proprietary Invader and Transcription-Mediated-Amplification (“TMA”) chemistries and advanced instrumentation (PANTHER, TIGRIS and HTA). The APTIMA family of assays is used to detect the common STDs chlamydia and gonorrhea, certain high-risk strains of HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. Our Invader chemistry comprises molecular diagnostic reagents used for a variety of DNA and RNA analysis applications, which includes our Cervista HPV HR, and Cervista HPV 16/18 products to assist in the diagnosis of HPV, as well as other products to diagnose cystic fibrosis, cardiovascular risk and other diseases. In fiscal 2012, we received FDA clearance to use our APTIMA Combo 2 assay for the detection of chlamydia and gonorrhea on our PANTHER instrument system. This was followed in fiscal 2013, by FDA clearance of our APTIMA Trichomonas assay for use on the PANTHER system. We have also submitted a pre-market application to the FDA for approval of our APTIMA HPV assay on the PANTHER system. Our diagnostics products also include the ThinPrep System, which is primarily used in cytology applications such as cervical cancer screening, and the Rapid Fetal Fibronectin Test, which assists physicians in assessing the risk of pre-term birth. In blood screening, we develop and manufacture the PROCLEIX family of assays, which are used to detect HIV, HCV, HBV, WNV, HAV and Parvovirus in donated human blood. These blood screening products are marketed worldwide by our blood screening collaborator, Novartis Vaccines and Diagnostics, Inc., under Novartis’ trademarks.

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

Adiana, Affirm, APTIMA, APTIMA COMBO 2, Aquilex, ATEC, Celero, Cervista, C-View, Dimensions, Eviva, Fluoroscan, Gen-Probe, Healthcome, Interlace, Invader, LORAD, MammoPad, MammoSite, MultiCare, MyoSure, NovaSure, PANTHER, PROCLEIX, PreservCyt, QDR, Rapid fFN, Sahara, SecurView, Selenia, Sentinelle, Serenity, StereoLoc, Suresound, TCT, ThinPrep, THA, THS, TIGRIS, TLI IQ, and Trident.

RECENT DEVELOPMENTS

On August 1, 2012, we completed our acquisition of Gen-Probe. Such acquisition, and the significant indebtedness we incurred to fund that acquisition, subject us to risks and uncertainties, including without limitation those described herein and under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for our year ended September 29, 2012.

Market acceptance of our medical products in the United States and other countries is dependent upon the purchasing and procurement practices of our customers, patient demand for our products and procedures and the reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors. In the United States, the Centers for Medicare & Medicaid Services, known as CMS, establish coverage and reimbursement policies for healthcare providers treating Medicare and Medicaid beneficiaries. Under current CMS policies, varying reimbursement levels have been established for certain of our products and treatments. Coverage and reimbursement policies and rates applicable to patients with private insurance are dependent upon individual private payor decisions which may not follow the policies and rates established by CMS. The use of our products and treatments outside the United States is similarly affected by coverage and reimbursement policies adopted by foreign governments and private insurance carriers. CMS has not adopted a reimbursement rate for the use of 3D tomosynthesis. We are working with governmental authorities, healthcare providers, insurance companies and other third-party payors in our efforts to secure reimbursement for the use of 3D tomosynthesis. However, we can give no assurance that these efforts will be successful. Failure to obtain or delays in obtaining adequate reimbursement for the use of 3D tomosynthesis could adversely affect sales of our Dimensions 3D systems.

The continuing uncertainty surrounding worldwide financial markets and macroeconomic conditions has caused and may continue to cause the purchasers of medical equipment to decrease or delay their medical equipment purchasing and procurement activities. Additionally, volatility in world credit markets has caused and continues to cause our customers to experience difficulty securing the financing necessary to purchase certain of our products. Economic uncertainty as well as increasing health insurance premiums, deductibles and co-payments have resulted and may continue to result in cost-conscious consumers focusing on acute care rather than wellness, which has and may continue to adversely affect demand for our products and procedures. Furthermore, governments and other third-party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect sales of our products. If the current adverse macroeconomic conditions continue, our business and prospects may be negatively impacted.

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and imposes new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of certain medical devices effective January 1, 2013. The majority of our products fall under the government classification requiring the excise tax. Product sales in the United States represented 73% of our worldwide net product sales for the six months ended March 30, 2013 and the year ended September 29, 2012. The law also includes new regulatory mandates and other measures designed to constrain medical costs, as well as stringent new reporting requirements of financial relationships between medical device manufacturers and physicians and hospitals. We expect compliance with the new healthcare legislation, including with these new reporting requirements and the new excise tax, to impose significant additional administrative and financial burdens on us. Various healthcare reform proposals have also emerged at the state level and various foreign countries. The healthcare reform legislation and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. In addition, the excise tax has increased our costs of doing business. These reforms, cost containment measures and new taxes, including the uncertainty in the medical community regarding their nature and effect, could also have an adverse effect on our customers’ purchasing decisions regarding our products and treatments and could harm our business, result of operations, financial condition and prospects.

We operate in a highly regulated industry and other governmental actions may adversely affect our business, operations or financial condition, including, without limitation: new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, methods of delivery and payment for health care products and services; changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity; changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, any of which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products and treatments; new laws, regulations and judicial decisions affecting pricing or marketing practices; and changes in the tax laws relating to our operations, including those associated with the recently adopted healthcare reform law discussed above.

Professional societies, government agencies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities from time to time. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, cost-effectiveness, and use of related preventative services and treatments/therapies. Recommendations, guidelines or studies that are followed by patients and healthcare providers could result in decreased reimbursement of use of our products. For example, in November 2012, the American Congress of Obstetrics and Gynecologists, known as the ACOG, released updates in which they have recommended less frequent cervical cancer screening similar to guidelines released by ACOG in November 2009 and guidelines released in March 2012 by the U.S. Preventative Services Task Force, known as the USPSTF, and the American Cancer Society. However, the USPSTF recommendations now also include HPV co-testing for certain patient populations, an update from their draft guidelines in October 2011. Overall, we believe that these guidelines have contributed to an increase in testing intervals in the U.S. for cervical cancer screening, resulting in fewer such tests being performed.

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

Acquisition of Gen-Probe Incorporated

On August 1, 2012, we completed the acquisition of Gen-Probe. The total purchase price was $3.97 billion, which was funded through available cash and financing consisting of senior secured credit facilities and senior notes resulting in aggregate proceeds of $3.48 billion, net of discounts.

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

The preliminary allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of August 1, 2012. We are continuing to obtain information to finalize the fair value of the acquired assets and liabilities, including tax assets and liabilities. Certain of Gen-Probe’s assets were designated as assets held-for-sale and recorded at fair value less the estimated cost to sell such assets. These represented non-core assets to our business plan and as of March 30, 2013 substantially all of these assets had been sold. On March 22, 2013, we completed the transaction to sell our LIFECODES business to Immucor, Inc. for $85.0 million in cash, subject to adjustment, plus a contingent payment of an additional $10.0 million based on future revenue results. We recorded a $0.9 million gain from this transaction in the second quarter of fiscal 2013 within restructuring and divestiture charges in the statement of operations. In the first quarter of fiscal 2013, we completed the sale of another of these asset groups for $2.2 million.

In connection with this acquisition, we recorded $227.0 million of in-process research and development projects related to six projects. One project, valued at $7.0 million, received FDA approval in October 2012, and another project, valued at $27.0 million, received FDA approval in January 2013. The other projects are expected to be completed over the next four years with a total estimated cost of approximately $46 million to complete such projects. Given the uncertainties inherent with product development and introduction, we can give no assurance that any of our product development efforts will be successful, completed on a timely basis or within budget, if at all.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales

	Three Months Ended						Six Months Ended
	March 30, 2013		March 24, 2012		Change		March 30, 2013		March 24, 2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Diagnostics	$290,734	47%	$150,391	32%	$140,343	93%	$587,272	47%	$302,586	32%	$284,686	94%
Breast Health	138,340	23%	144,700	31%	(6,360)	(4)%	279,617	22%	289,154	31%	(9,537)	(3)%
GYN Surgical	73,372	12%	76,842	16%	(3,470)	(5)%	153,928	12%	154,991	16%	(1,063)	(1)%
Skeletal Health	15,568	3%	16,152	3%	(584)	(4)%	32,399	3%	33,450	4%	(1,051)	(3)%

	$518,014	85%	$388,085	82%	$129,929	33%	$1,053,216	85%	$780,181	83%	$273,035	35%

Diagnostics product sales increased 93% and 94% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year, primarily due to the inclusion of Gen-Probe’s product sales (acquired in the fourth quarter of fiscal 2012), which contributed $149.8 million and $290.2 million of revenue in the current three and six month periods, respectively, partially offset by lower ThinPrep revenues of $7.2 million and $9.2 million, respectively. The decline in ThinPrep sales in the current three and six month periods compared to the corresponding periods in the prior year was primarily due to lower domestic volumes, which we attribute to an increase in testing intervals as a result of recent screening recommendations from governmental agencies and professional organizations, and for the current three month period compared to the prior year corresponding period, we had lower volume in China and experienced lower average selling prices in other international markets, primarily due to market expansion. We attribute the lower volume in China in the second quarter of fiscal 2013 compared to the same quarter in prior year, at least in part, to restructuring the sales channel as we move towards using a combination of dealers and our direct sales force to gain broader market coverage. Partially offsetting these declines was an increase in revenues of $0.5 million and $4.9 million in the current three and six month periods, respectively, in our legacy molecular diagnostics products, which includes our Cervista HPV products, as we continue to gain new customer accounts and increase unit sales to existing customers. The inclusion of Gen-Probe’s results is partially impacted by the Novartis collaboration. Pursuant to the collaboration, a portion of Gen-Probe’s revenue is contingent on donations testing revenue earned by Novartis. As a result, amounts to be received for this contingent revenue related to inventory on hand and not yet utilized by Novartis’

customers as of the date of our acquisition of Gen-Probe were recorded as unbilled accounts receivable on the balance sheet in purchase accounting and have not been recorded as revenue in our results of operations. In the current three and six month periods, this contingent revenue of $6.4 million and $23.5 million, respectively, was not recognized in our results of operations.

Breast Health product sales decreased 4% and 3% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year. In the current three and six month periods, our digital mammography systems revenue decreased $0.9 million and $2.4 million, respectively, compared to the corresponding periods in the prior year primarily due to a decrease in the number of Selenia systems sold in the United States, a slight deterioration of average selling prices, and a continued shift in Selenia product mix and configuration differences. We have experienced the trend of selling more Selenia Performance models, which have fewer features than our base Selenia model and carry lower average selling prices than our full-featured Selenia models. In addition, we sold more Selenia systems internationally as a percentage of total Selenia systems, and average selling prices are lower in our international markets compared to the domestic market. Partially offsetting the Selenia decrease, we sold more units of our 3D Dimensions product and experienced an increase in average selling prices for these units in the United States in the current three and six month periods compared to the corresponding periods in the prior year. In addition, our Dimensions products have higher average selling prices than our Selenia models. We also experienced a decline in sales of related components and workstations of $3.0 million and $5.4 million in the current three and six month periods, respectively, compared to the corresponding periods in the prior year. Our breast biopsy products revenue increased $2.2 million and $4.2 million in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to an increase in the number of Eviva biopsy devices sold in the United States, and to a lesser extent internationally, and an increase in Celero devices sold in the United States, partially offset by a decline of ATEC devices sold worldwide.

GYN Surgical product sales decreased 5% and 1% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to the decline in sales of NovaSure devices of $6.1 million and $7.1 million, respectively, and the discontinuance of Adiana system sales, which contributed $4.5 million and $9.6 million of revenue in the prior year periods, respectively, partially offset by an increase in MyoSure system sales, including our new Aquilex fluid management system used with our MyoSure devices, of $7.2 million and $15.4 million, respectively. We experienced a decrease in the number of NovaSure devices sold in the United States, which we primarily attribute to the continuing effect of unemployment and economic uncertainty and the trend toward higher insurance co-payments and deductibles, resulting in cost-conscious patients delaying surgery or opting for lower cost and generally less effective alternatives. Partially offsetting this decrease, we sold more units internationally in both the current three and six month periods compared to the corresponding periods in the prior year, although these units have lower average selling prices. The reduction in Adiana system revenues was due to our decision to cease manufacturing, marketing and selling the product as of the end of the second quarter of fiscal 2012, determining it was not financially viable and would not become so in the foreseeable future. The MyoSure system was FDA approved shortly before we acquired Interlace in January 2011 and the product continues to gain strong market acceptance.

Skeletal Health product sales decreased 4% and 3% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to a decline of $2.6 million and $4.7 million, respectively, in our osteoporosis assessment product sales worldwide. Partially offsetting this decrease was an increase in mini C-arm sales of $1.9 million and $3.5 million, respectively, primarily due to the introduction of our new Insight FD product.

Product sales by geography as a percentage of total product sales were as follows:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
United States	74%	73%	73%	73%
Europe	13%	12%	14%	12%
Asia	9%	9%	9%	9%
All others	4%	6%	4%	6%

	100%	100%	100%	100%

The increase in European product sales as a percent of consolidated product sales is primarily due to the inclusion of Gen-Probe product sales in Europe and a higher percentage of Selenia system unit sales to total sales in that region.

Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 30, 2013		March 24, 2012		Change		March 30, 2013		March 24, 2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$94,649	15%	$83,080	18%	$11,569	14%	$190,809	15%	$163,695	17%	$27,114	17%

Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 14% and 17% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily in our Breast Health business due to an increase in the number of service contracts driven by an increase in the installed base of our digital mammography systems, and spare parts sales. In addition, the inclusion of Gen-Probe contributed $4.2 million and $11.9 million in the current three and six month periods, respectively, compared to the corresponding periods in the prior year.

Cost of Product Sales

	Three Months Ended						Six Months Ended
	March 30, 2013		March 24, 2012		Change		March 30, 2013		March 24, 2012		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Sales	$208,278	40%	$154,423	40%	$53,855	35%	$431,771	41%	$286,367	37%	$145,404	51%
Cost of Product Sales – Amortization of Intangible Assets	75,733	15%	44,341	11%	31,392	71%	151,020	14%	90,512	12%	60,508	67%

	$284,011	55%	$198,764	51%	$85,247	43%	$582,791	55%	$376,879	48%	$205,912	55%

Product sales gross margin decreased to 45% in the current three and six month periods compared to 49% and 52% in the corresponding periods in the prior year, primarily due to higher intangible asset amortization expense and charges for additional costs related to the sale of acquired inventory written up to fair value in purchase accounting.

Cost of Product Sales. The cost of product sales as a percentage of product sales was 40% and 41% in the current three and six month periods, respectively, compared to 40% and 37% in the corresponding periods in the prior year. Cost of product sales as a percentage of product sales in the current three and six month periods increased in Diagnostics, Breast Health, and Skeletal Health, and decreased in GYN Surgical compared to the corresponding periods in the prior year, resulting in an overall lower gross margin rate in the current year compared to the corresponding periods in the prior year.

The Diagnostics’ gross margin rate declined in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the inclusion of Gen-Probe results, which included $22.5 million and $52.4 million, respectively, of additional costs related to the sale of acquired inventory written up to fair value in purchase accounting, unfavorable manufacturing and overhead variances, higher service costs and depreciation of equipment at customer sites, and distribution costs. The reduction of ThinPrep sales in China and average selling prices for ThinPrep in other international markets in the current three month period also resulted in a lower gross margin rate. In addition, Gen-Probe’s gross margin since acquisition was lower than its historical gross margin rate primarily due to the purchase accounting effect on our collaboration agreement with Novartis in our blood screening business. Based on the Novartis collaboration terms, a portion of Gen-Probe’s revenue is contingent on donations testing revenue earned by Novartis, however, Gen-Probe recognizes the full product cost upon shipment. As a result, amounts to be received for this contingent revenue related to inventory on hand and not yet utilized by Novartis’ customers as of the acquisition date were recorded as unbilled accounts receivable on the balance sheet in purchase accounting and have not been recorded as revenue in our results of operations. In the current three and six month periods, this contingent revenue of $6.4 million and $23.5 million, respectively, was not recognized in our results of operations.

Breast Health experienced a decrease in gross margin in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in the number of Selenia systems sold, primarily in the United States, a slight deterioration of average selling prices, and a continued shift in Selenia product mix and configuration differences. We sold more Selenia Performance models in the current year periods, which have fewer features than our base Selenia model and carry lower average selling prices than our full-featured Selenia models. In addition, we sold more Selenia systems internationally as a percentage of total Selenia systems, and average selling prices are lower in our international markets compared to the domestic market. Partially offsetting the reduction from our Selenia products, gross margins from our Dimensions products increased primarily due to higher sales in the United States, which have higher average selling prices, and more sales of our full-featured Dimensions product. In our breast biopsy business, the sales mix in the current three and six month periods resulted in a lower gross margin rate as we sold more Eviva disposables and less ATEC disposables as a percentage of revenue compared to the corresponding period in the prior year. Eviva disposables carry a higher manufacturing cost and additional royalty charges. We also experienced unfavorable absorption and higher production spend for this line of business primarily due to the transfer of production from Indianapolis to Costa Rica, resulting in production of some of our breast biopsy products at two facilities. Once the transfer is complete, these devices will be produced solely in Costa Rica.

The GYN Surgical gross margin rate for the current three and six month periods improved primarily due to the discontinuance of the Adiana system in fiscal 2012. The Adiana system had a much lower gross margin rate compared to GYN Surgical’s other core products, and we had determined the product was not financially viable and would not become so in the foreseeable future. As a result, we ceased manufacturing, marketing and selling our Adiana system and recorded a charge of $17.9 million in the second quarter of fiscal 2012 for the write-off of inventory, manufacturing equipment and equipment at customer sites, and contractual purchase orders for which there was no expected future use of the materials and components. In addition, the increase in MyoSure system sales and transfer of its production to Costa Rica has resulted in overall lower production costs resulting in a higher gross margin for this product. Partially offsetting these improvements were lower NovaSure system sales, which resulted in unfavorable manufacturing variances in the current year periods.

Skeletal Health had slightly lower gross margin rates in the current three and six month periods compared to the corresponding periods in the prior year primarily due to product mix and increased inventory reserves.

Cost of Product Sales – Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology. These intangible assets are generally amortized over their estimated useful lives of between 8.5 and 20 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. The economic pattern is based on undiscounted future cash flows. The increase in amortization expense in the current three and six month periods compared to the corresponding periods in the prior year is primarily due to the inclusion of Gen-Probe, which accounted for $32.1 million and $63.8 million, respectively, of additional expense.

Cost of Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 30, 2013		March 24, 2012		Change		March 30, 2013		March 24, 2012		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$49,326	52%	$46,291	56%	$3,035	7%	$100,235	53%	$91,517	56%	$8,718	10%

Service and other revenues gross margin was 48% and 47% in the current three and six month periods compared to 44% in the corresponding periods in the prior year. Within our Breast Health segment, the continued conversion of a high percentage of our domestic installed base of digital mammography systems to service contracts upon expiration of the warranty period without a corresponding increase in costs to service such contracts has resulted in higher gross margins, partially offset by increased warranty, higher spare parts and additional headcount.

Operating Expenses

	Three Months Ended						Six Months Ended
	March 30, 2013		March 24, 2012		Change		March 30, 2013		March 24, 2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$49,621	8%	$29,297	6%	$20,324	69%	$101,130	8%	$57,639	6%	$43,491	75%
Selling and marketing	88,614	14%	78,539	17%	10,075	13%	183,057	15%	155,999	17%	27,058	17%
General and administrative	64,233	10%	41,843	9%	22,390	54%	118,624	10%	88,338	9%	30,286	34%
Amortization of intangible assets	28,667	5%	16,629	4%	12,038	72%	57,193	5%	31,471	3%	25,722	82%
Contingent consideration – compensation expense	29,388	5%	18,121	4%	11,267	62%	58,874	5%	28,562	3%	30,312	106%
Contingent consideration – fair value adjustments	799	0%	43,188	9%	(42,389)	(98)%	10,839	1%	48,310	5%	(37,471)	(78)%
Gain on sale of intellectual property	—	—%	(12,424)	(3)%	12,424	(100)%	(53,884)	(4)%	(12,424)	(1)%	(41,460)	334%
Restructuring and divestiture charges	12,462	2%	783	0%	11,679	1,492%	16,395	1%	692	0%	15,703	2,269%

	$273,784	45%	$215,976	46%	$57,808	27%	$492,228	40%	$398,587	42%	$93,641	23%

Research and Development Expenses. Research and development expenses increased 69% and 75% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to $24.4 million and $48.7 million of additional expense, respectively, from the inclusion of Gen-Probe. Partially offsetting this increase was a decline in compensation and benefits from lower headcount and bonus expense in the legacy Hologic businesses. Research and development primarily reflects spending on new product development programs, regulatory compliance and clinical research and trials. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 13% and 17% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to $13.7 million and $26.2 million of additional expense, respectively, from the inclusion of Gen-Probe, and higher compensation and training expenses for additional sales personnel worldwide. Partially offsetting these increases in both the current three and six month periods were a lack of expenditures for our NovaSure direct-to-consumer advertising campaign, which was completed in fiscal 2012, and discontinued Adiana product, and decreases for international trade shows, and commissions and bonus primarily due to lower revenues in the current quarter. In the current six month period, we had higher marketing spend for our 3D Dimensions tomosynthesis awareness campaign.

General and Administrative Expenses. General and administrative expenses increased 54% and 34% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to $15.2 million and $27.1 million of additional expense, respectively, from the inclusion of Gen-Probe, integration costs related to the Gen-Probe acquisition, the medical device excise tax of $6.5 million, which was effective for us in the second quarter of fiscal 2013, higher professional service fees for various tax related projects and higher compensation and benefits, partially offset by lower bonus expense due to lower revenues and lower legal expenses. In the current six month period, we also experienced a legal settlement benefit, lower bad debt expense due to a writeoff of an international account in the first quarter of fiscal 2012, and the first quarter of fiscal 2012 included charges for ongoing sales tax audits.

Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, business licenses and non-compete agreements related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increase in the current three and six month periods compared to the corresponding periods in the prior year is primarily due to the inclusion of Gen-Probe, which accounted for $13.5 million and $26.9 million, respectively, of additional expense.

Contingent Consideration – Compensation Expense. In connection with certain of our recent acquisitions, we are obligated to make contingent earn-out payments. Amounts recorded in this financial statement line item are those contingent payments that are contingent on future employment. These payments are also generally based on achieving certain performance milestones, typically incremental revenue growth, as is the case for our TCT International Co., Ltd. (“TCT”) acquisition. The amounts recorded in fiscal 2013 relate solely to TCT, and in fiscal 2012, primarily relate to TCT. The increase in expense in the current quarter compared to the corresponding period in the prior year is due to higher revenue growth from TCT, resulting in a higher payout obligation for the second measurement period.

Contingent Consideration – Fair Value Adjustments. In connection with our acquisitions of Sentinelle Medical Inc. (“Sentinelle Medical”) and Interlace Medical, Inc. (“Interlace”), we were required to pay future consideration that was contingent on achieving certain revenue based milestones. As of each respective acquisition date, we recorded contingent consideration liabilities for the estimated fair value of the amount we expected to pay to the former shareholders of the acquired business. This liability was not contingent on future employment and was based on future revenue projections of the respective businesses under various potential scenarios and weighted probability assumptions of these outcomes. At each reporting period, we re-measured the fair value of these liabilities and recorded the changes in fair value in our Consolidated Statements of Operations. Increases or decreases in the fair value of contingent consideration liabilities resulted from accretion of the liability for the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. The Sentinelle Medical final measurement period ended in the fourth quarter of fiscal 2012, and as a result the charges recorded in fiscal 2013 relate solely to Interlace. We recorded charges of $0.8 million and $10.8 million in the current three and six month periods, respectively, reflecting an increase in the fair value of the liability due to higher revenues for Interlace than estimated. In the second quarter of fiscal 2013, the final measurement period occurred and no additional charges will be recorded in fiscal 2013. In the first three and six month periods of fiscal 2012, we recorded a net charge of $43.2 million and $48.3 million, respectively, primarily related to additional charges to record the Interlace liability at fair value due to an increase in estimated revenues.

Gain on Sale of Intellectual Property. In the first quarter of fiscal 2013, we recorded a net gain of $53.9 million related to the sale of our Makena assets to K-V Pharmaceutical Company (“KV”). On August 4, 2012, KV and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. We had been pursuing our claims against KV in these proceedings for amounts due under our agreement with KV, and in December 2012, we and KV executed a settlement agreement, which became effective on December 28, 2012. Under the settlement agreement, we released KV from all claims in consideration of a $60.0 million payment. We recorded this amount net of certain costs, including contingent fees and amounts due to the inventor. We will receive no more payments from KV. During the second quarter of fiscal 2012, we received a scheduled payment of $12.5 million from KV, which was recorded net of amounts owed to the original inventor of Makena. For additional information, please refer to Note 7 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Restructuring and Divestiture Charges. In the fourth quarter of fiscal 2012, in connection with our acquisition of Gen-Probe, we implemented a restructuring action to consolidate our Diagnostics operations by decreasing headcount and transferring our legacy molecular diagnostics operations in Madison, Wisconsin to San Diego, California. We also finalized our decision to transfer production of our interventional breast products from our Indianapolis facility to our Costa Rica facility. In addition, we are transferring our Selenium panel coating production line from Germany to Newark, Delaware. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are being recognized ratably over the respective required employee service periods, and other charges are being recognized as incurred. In the current three and six month periods, we recorded restructuring charges of $13.2 million and $17.1 million, respectively, comprised of $12.9 million and $16.2 million, respectively, for severance and benefits and $0.2 million and $0.9 million, respectively, of other charges. In addition, we recorded a net divestiture gain of $0.7 million in the current three and six month periods, primarily related to the sale of our LIFECODES business in the second quarter of fiscal 2013.

In fiscal 2012, in connection with our decision to cease manufacturing and selling our Adiana system discussed above, we incurred severance charges of $0.2 million and other contractual charges of $0.2 million. We also abandoned certain lease space in the second quarter of fiscal 2012 resulting in charges of $0.4 million.

For additional information pertaining to restructuring actions and charges, please refer to Note 4 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Interest Income

	Three Months Ended				Six Months Ended
	March 30, 2013	March 24, 2012	Change		March 30, 2013	March 24, 2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$207	$590	$(383)	(65)%	$467	$1,252	$(785)	(63)%

Interest income decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decrease in average cash and cash equivalents balances.

Interest Expense

	Three Months Ended				Six Months Ended
	March 30, 2013	March 24, 2012	Change		March 30, 2013	March 24, 2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(76,049)	$(28,512)	$(47,537)	167%	$(148,130)	$(58,021)	$(90,109)	155%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred financing costs on our convertible notes, amounts outstanding under our Credit Agreement, and Senior Notes. The increase in interest expense in the current three and six month periods compared to the corresponding periods in the prior year was primarily due to debt borrowed under the Credit Agreement and sale of Senior Notes in connection with our Gen-Probe acquisition in the fourth quarter of fiscal 2012. In the current three month period, we incurred additional expenses of $4.1 million related to our retirement, pursuant to separate, privately-negotiated exchange agreements, of $370.0 million in aggregate principal of our 2.00% Convertible Notes due 2037 (the “2007 Notes”) for $370.0 million in aggregate principal of new 2.00% Convertible Notes due 2043 (the “2013 Notes”). This exchange enabled us to extend the first put date to December 2017 as well as the subsequent put dates, as disclosed in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis, with the conversion price of the notes remaining at approximately $38.59. The 2013 Notes bear interest at a rate of 2.00% per year on the original principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, ending on December 15, 2013 and accrete principal, which we will accrue as an additional interest expense, from their date of issuance at a rate of 4.00% per year until and including December 15, 2017, and 2.00% per year thereafter. Since the exchange was a modification for accounting purposes, the issuance costs were expensed and not capitalized. In addition, in the current three month period we incurred additional expenses of $2.4 million related to our refinancing of the Term Loan A tranche of the Credit Agreement, which lowered the interest rate 100 basis points. The majority of this refinancing was accounted for as a modification for accounting purposes and the pro-rata amount of issuance costs were expensed and not capitalized. Partially offsetting this increase was lower amortization of our convertible notes’ debt discount.

For additional information pertaining to our debt, please refer to Note 5 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Debt Extinguishment Loss

	Three Months Ended				Six Months Ended
	March 30, 2013	March 24, 2012	Change		March 30, 2013	March 24, 2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Loss	$(3,247)	$(42,347)	$39,100	(92)%	$(3,247)	$(42,347)	$39,100	(92)%

In the second quarter of fiscal 2013, we refinanced our Credit Agreement and certain existing creditors opted not to participate in such refinancing. As a result, the pro-rata share of the original debt discount and issuance costs related to these creditors aggregating $3.2 million was recorded as a debt extinguishment loss.

In the second quarter of fiscal 2012, pursuant to separate, privately-negotiated exchange agreements, we retired $500.0 million in aggregate principal of our 2007 Notes for $500.0 million in aggregate principal of new 2.00% Convertible Notes due 2042 (the “2012 Notes”). This exchange enabled us to extend the first put date to March 1, 2018 as well as the subsequent put dates as disclosed in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis. In consideration, the equity conversion price of the notes was reduced to approximately $31.18 from $38.59, and we must pay the cash coupon for four and a quarter more years, consistent with extending the first put date, instead of accreting the coupon to the principal as required under the original terms. In connection with this transaction, we recorded a debt extinguishment loss of $42.3 million, which includes the write-off of the pro-rata allocation of deferred financing costs.

Other (Expense) Income, net

	Three Months Ended				Six Months Ended
	March 30, 2013	March 24, 2012	Change		March 30, 2013	March 24, 2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

Other (Expense) Income, net	$(201)	$1,527	$(1,728)	(113)%	$1,038	$3,519	$(2,481)	(71)%

In the second quarter of fiscal 2013, this account was primarily comprised of an other-than temporary impairment charge for a cost-method investment of $1.7 million and net foreign currency exchange losses of $0.7 million, partially offset by $2.2 million of gains on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan. In the second quarter of fiscal 2012, this account was primarily comprised of gains on the cash surrender value of life insurance contracts related to our deferred compensation plan, which is driven by underlying changes in stock market valuations, of $1.6 million, and net foreign currency transaction losses of $0.2 million.

For the current six month period, this account was primarily comprised of investment gains related to our deferred compensation plan of $2.4 million, and net foreign currency transaction gains of $0.2 million, partially offset by the other-than temporary impairment charge of $1.7 million. For the prior year six month period, this account was primarily comprised of gains on the cash surrender value of life insurance contracts related to our deferred compensation plan of $3.0 million, and net foreign currency transaction gains of $0.3 million.

(Benefit) Provision for Income Taxes

	Three Months Ended				Six Months Ended
	March 30, 2013	March 24, 2012	Change		March 30, 2013	March 24, 2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
(Benefit) Provision for Income Taxes	$(22,644)	$(18,335)	$(4,309)	(24)%	$(33,115)	$757	$(33,872)	(4,475)%

In the second quarter of fiscal 2013, we continued to be unable to make a reliable estimate of our annual effective tax rate due to the sensitivity to the rate as it relates to our forecasted fiscal 2013 results. Therefore, we recorded a tax provision in the second quarter and on a year to date basis based on the effective tax rate for the first six months of fiscal 2013.

Our effective tax rates for the current three and six month periods were 30.7% and 40.8% respectively, compared to 31.3% and (4.0)%, respectively, for the corresponding periods in the prior year. For the current quarter, the tax rate benefit was less than the statutory rate primarily due to non-deductible contingent consideration expense related to TCT and Interlace, partially offset by the effect of the retroactively reinstated and extended Federal Research tax credit in the second quarter of fiscal 2013 and the Section 199 manufacturing deduction. For the current six month period, the effective tax rate benefit was higher than the statutory rate primarily due to a $19.0 million valuation allowance release related to built-in capital losses, that we have concluded are more likely than not realizable as a result of the $53.9 million gain recorded on the Makena sale and the effect of the retroactively reinstated and extended Federal Research tax credit in the second quarter of fiscal 2013, partially offset by non-deductible contingent consideration expense related to TCT and Interlace. For the three and six month periods in the prior year, the effective tax rate was less than the statutory rate primarily due to the tax benefit for charges recorded in the second quarter of fiscal 2012 related to the debt extinguishment loss and discontinuing the Adiana product line. These discrete benefits were partially offset by the net recurring rate impact of the non-deductible TCT contingent consideration compensation expense, non-deductible contingent consideration fair value adjustments for Interlace and Sentinelle Medical and the Section 199 manufacturing deduction.

Segment Results of Operations

We report our business in the following four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. We measure segment performance based on total revenues and operating income. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income by segment.

Diagnostics

	Three Months Ended				Six Months Ended
	March 30, 2013	March 24, 2012	Change		March 30, 2013	March 24, 2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$296,507	$151,841	$144,666	95%	$602,423	$305,905	$296,518	97%

Operating (Loss) Income	$(46,978)	$21,619	$(68,597)	(317)%	$(32,683)	$41,757	$(74,440)	(178)%

Operating (Loss) Income as a % of Segment Revenue	(16)%	14%			(5)%	14%

Diagnostics revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in product sales discussed above, which is primarily attributable to the inclusion of Gen-Probe.

Operating income for this business segment decreased in the current three and six month periods compared to the corresponding period in the prior year. While gross margin in absolute dollars increased in the current year periods due primarily to the inclusion of Gen-Probe as discussed above, higher operating expenses more than offset the gross margin impact. The gross margin rate decreased to 39.9% and 38.9% in the current three and six month periods, respectively, from 55.6% and 56.4%, in the prior year corresponding periods, which is primarily attributable to the inclusion of Gen-Probe and additional charges related to intangible asset amortization expense of $32.1 million and $63.8 million, respectively, and the recognition of additional costs of sales as a result of inventory written up to fair value in purchase accounting of $22.5 million and $52.4 million, respectively.

Operating expenses increased in the current three and six month periods primarily due to the inclusion of Gen-Probe, which contributed $66.9 million and $129.0 million, respectively, comprised of research and development, sales and marketing, general and administrative and amortization expense. In addition, this segment incurred restructuring charges of $10.7 million and $12.5 million, respectively, inclusive of Gen-Probe, an increase in TCT contingent consideration expense of $11.9 million and $31.3 million, respectively, compared to the corresponding periods in the prior year, medical device excise taxes of $1.9 million, and integration costs. Partially offsetting these increases were reductions in headcount and bonus expenses in the legacy Hologic businesses. In addition, in the current six month period, we recorded a net gain of $53.9 million related to the settlement with KV for the sale of our rights to Makena discussed above, and in the prior year second quarter, we recorded a net gain of $12.4 million related to the Makena sale.

Breast Health

	Three Months Ended				Six Months Ended
	March 30, 2013	March 24, 2012	Change		March 30, 2013	March 24, 2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$220,058	$218,631	$1,427	1%	$440,866	$433,983	$6,883	2%

Operating Income	$47,892	$48,869	$(977)	(2)%	$92,837	$96,286	$(3,449)	(4)%

Operating Income as a % of Segment Revenue	22%	22%			21%	22%

Breast Health revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the $7.8 million and $16.4 million increase in service revenues, respectively, that was substantially related to additional service contracts for the increased number of digital mammography systems in our installed base, partially offset by the reduction in product revenues discussed above.

Operating income for this business segment decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to an increase in operating expenses in the current quarter as discussed below.

In the current three and six month periods, absolute gross margin dollars increased slightly compared to the prior year corresponding periods primarily due to improved service margins. The overall gross margin rate increased to 50.3% in the current quarter compared to 49.4% in the corresponding period in the prior year and remained essentially flat in the current six month period at 49.2% compared to 49.3% in the corresponding prior year period. The product gross margin rate decreased to 52.6% and 51.6% in the current three and six month periods compared to 53.4% in the corresponding periods in the prior year as discussed above. Operating expenses increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to $2.4 million and $4.6 million, respectively, of restructuring charges related to the Indianapolis facility closure, Selenium panel coating production transfer and miscellaneous other items, the medical device excise tax of $2.3 million, and an increase in international sales personnel and related expenses, partially offset by a reduction in bonus expenses and research and development personnel. In addition, there were no contingent consideration charges in the current year compared to $0.9 million and $0.8 million in the prior year three and six month periods, respectively.

GYN Surgical

	Three Months Ended				Six Months Ended
	March 30, 2013	March 24, 2012	Change		March 30, 2013	March 24, 2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$73,692	$77,178	$(3,486)	(5)%	$154,601	$155,723	$(1,122)	(1)%

Operating Income (Loss)	$2,241	$(63,377)	$65,618	104%	$2,863	$(68,390)	$71,253	104%

Operating Income (Loss) as a % of Segment Revenue	3%	(82)%			2%	(44)%

GYN Surgical revenues decreased in the current three and six month periods compared to the corresponding periods in the prior year due to the decrease in product sales discussed above.

Operating income for this business segment increased in the current three and six month periods compared to the corresponding periods in the prior year. Gross margin in absolute dollars and as a percent of sales increased in the current three and six month periods primarily due to a $17.9 million charge recorded in cost of product sales in the second quarter of fiscal 2012 related to the discontinuance of the Adiana system discussed above. The gross margin rate improved to 55.2% and 57.6% in the current three and six month periods, respectively, from 30.3% and 43.0% in the prior year corresponding periods. Gross margin also improved primarily due to higher sales of our MyoSure system, which was partially offset by a reduction in NovaSure system sales. Operating expenses declined in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a reduction in Interlace contingent consideration charges of $42.1 million and $37.7 million, respectively, a reduction in advertising expenditures for our NovaSure system’s direct-to-consumer advertising campaign, lower legal expenses primarily relating to a lawsuit settlement in fiscal 2012, and lower marketing, medical education and research and development expenses due to the discontinuance of the Adiana product line. In addition, we recorded charges for an ongoing sales tax audit in the first quarter of fiscal 2012.

Skeletal Health

	Three Months Ended				Six Months Ended
	March 30, 2013	March 24, 2012	Change		March 30, 2013	March 24, 2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$22,406	$23,515	$(1,109)	(5)%	$46,135	$48,265	$(2,130)	(4)%

Operating Income	$2,387	$3,023	$(636)	(21)%	$5,754	$7,240	$(1,486)	(21)%

Operating Income as a % of Segment Revenue	11%	13%			12%	15%

Skeletal Health revenues decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the decrease in product sales discussed above and slightly lower service revenues.

Operating income decreased in the current three and six months compared to the corresponding periods in the prior year primarily due to the decline in sales, which reduced gross margin in absolute dollars. The gross margin rate declined to 43.4% and 44.2% in the current three and six month periods, respectively, from 43.8% and 45.3% in the corresponding periods in the prior year primarily due to lower sales volumes. Operating expenses remained relatively flat.

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 2013, we had $596.9 million of working capital, and our cash and cash equivalents totaled $745.0 million. Our working capital decreased from $901.7 million as of September 29, 2012 primarily due to the reclassification of our remaining 2007 Notes and related deferred tax liabilities to short-term from long-term. Our cash and cash equivalents balance increased by $184.7 million during the first six months of fiscal 2013 due to cash generated from our operations, proceeds from the sale of our LIFECODES business, the settlement of our intellectual property sales agreement with KV, and net proceeds from stock option exercises, partially offset by cash used in investing and financing activities primarily for capital expenditures, contingent consideration and principal payments on our term loans.

In the first six months of fiscal 2013, our operating activities provided us with $169.5 million of cash, which included a net loss of $48.0 million, offset by non-cash charges for depreciation and amortization aggregating $254.4 million, the fair value adjustment related to Gen-Probe acquired inventory sold of $52.4 million, non-cash interest expense of $41.4 million related to our outstanding debt, stock-based compensation expense of $31.1 million, and a $10.9 million fair value adjustment for our Interlace contingent consideration liability. These adjustments to net loss were partially offset by a decrease in net deferred tax liabilities of $92.5 million, primarily from the amortization of intangible assets, and the net gain on the sale of intellectual property of $53.9 million. Cash provided by operations included a net cash outflow of $31.0 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by an increase in prepaid income taxes of $16.7 million due to required payments versus the use of deferred tax assets to reduce our tax liability, a decrease in accounts payable of $12.9 million, which is driven by the timing of payments, and a decrease in accrued expenses of $11.8 million due to the contingent consideration payment to Interlace (the portion not recorded in the financing section) and payment of fiscal 2012 bonuses compared to lower bonus accruals in fiscal 2013. These cash flow reductions were partially offset by a decrease in accounts receivable of $8.6 million due to lower revenues in the second quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012 while improving cash collections compared to fiscal 2012, and a decrease in deferred revenue of $4.3 million primarily due to the recognition of arrangements which previously did not meet the criteria for revenue recognition under U.S. generally accepted accounting principles.

In the first six months of fiscal 2013, our investing activities provided cash of $66.1 million. We received $86.3 million of net cash from the sale of businesses, primarily related to the LIFECODES sale, and $60.0 million under a settlement agreement with KV related to the sale of our rights to our Makena intellectual property. Partially offsetting these cash inflows was the use of cash primarily for purchases of property and equipment of $46.8 million, which consisted primarily of the placement of equipment under customer usage agreements and manufacturing equipment and computer hardware, the payment of contingent consideration to the former shareholders of Adiana of $16.8 million, an increase in other assets of $5.0 million, which is primarily related to restricted cash, the purchase of insurance contracts to fund our deferred compensation plan of $4.0 million, the acquisition of Chindex for $3.9 million, and a strategic cost-method equity investment of $3.6 million.

In the first six months of fiscal 2013, our financing activities used cash of $49.9 million, primarily for payments of contingent consideration of $42.4 million, comprised of $39.0 million for Interlace and $3.4 million for Sentinelle Medical, principal payments of $32.5 million under our Credit Agreement, $10.0 million for employee-related taxes withheld for the net share settlement of vested restricted stock units, and the payment of debt issuance costs of $7.0 million related to our convertible notes exchange and the Credit Agreement refinancing in the second quarter of fiscal 2013. Under ASC 805, Business Combinations, the payment of contingent consideration recorded at fair value in purchase accounting as of the acquisition date is treated as a financing activity. Partially offsetting these uses of cash were proceeds of $37.6 million from the exercise of stock options, and the excess tax benefit from equity awards of $4.4 million.

Debt

We had total recorded debt outstanding of $5.0 billion at March 30, 2013, which is comprised of amounts outstanding under our Credit Agreement of $2.45 billion (principal $2.47 billion), Senior Notes of $1.0 billion and Convertible Notes of $1.55 billion (principal $1.725 billion).

Credit Agreement

Concurrent with closing the Gen-Probe acquisition on August 1, 2012, we and certain domestic subsidiaries (the “Guarantors”) entered into a credit and guaranty agreement (the “Credit Agreement”) with Goldman Sachs Bank USA, in its capacity as administrative and collateral agent, and the lenders party thereto. The Credit Agreement was amended in the second quarter of fiscal 2013, resulting in a 100 basis points reduction to the interest rate on the Term Loan A facility and the Revolving Facility.

The facilities under the Credit Agreement consist of:

•	$1.0 billion senior secured tranche A term loan (“Term Loan A”) with a final maturity date of August 1, 2017;

•	$1.5 billion secured tranche B term loan (“Term Loan B”) with a final maturity date of August 1, 2019; and

•	$300.0 million secured revolving credit facility (“Revolving Facility”) with a final maturity date of August 1, 2017.

As of March 30, 2013 the interest rates under our Term Loan A facility, Term Loan B facility and Revolving Facility were 2.2%, 4.5% and 2.2%, respectively, and the principal amounts outstanding were $1.49 billion, $975.0 million and zero, respectively

The credit facilities are secured by first-priority liens on, and a first-priority security interest in, substantially all of our assets and the assets of the Guarantors, including all of the capital stock of substantially all of the U.S. subsidiaries owned by us and the Guarantors, 65% of the capital stock of certain of our first-tier foreign subsidiaries and all intercompany debt.

We are required to make scheduled principal payments under the Term Loan A facility in increasing amounts ranging from $12.5 million per three month period beginning October 31, 2012 to $50.0 million per three month period commencing October 31, 2015, and under the Term Loan B facility in equal installments of $3.75 million per three month period beginning on October 31, 2012 and for 27 three month periods thereafter. The remaining balance for each term loan is due at maturity. Any amounts outstanding under the Revolving Facility are due at maturity. We are required to make principal repayments first, pro rata among the term loan facilities, and second to the Revolving Facility from specified excess cash flows from operations and from the net proceeds of specified types of asset sales, debt issuances, insurance recoveries and equity offerings. Subject to certain limitations, we may voluntarily prepay any of the credit facilities without premium or penalty.

The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting our ability and the ability of the Guarantors, subject to negotiated exceptions, to: incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses.

The credit facilities contain total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter, beginning with our first quarter of fiscal 2013. The total net leverage ratio is 7.00:1.00 beginning on our fiscal quarter ending December 29, 2012, and then decreases over time to 4.00:1.00 for the quarter ending September 30, 2017 and each fiscal quarter thereafter. The interest coverage ratio is 3.25:1.00 beginning on our fiscal quarter ending December 29, 2012, and then increases over time to 3.75:1.00 for the fiscal quarter ending September 30, 2017 and each quarter thereafter. The total net leverage ratio is defined as the ratio of our consolidated net debt as of the quarter end to our consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of our consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense for the same measurement period. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. As of March 30, 2013, we were in compliance with these covenants.

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

Convertible Notes

At March 30, 2013, our convertible notes, in the aggregate principal amount of $1.725 billion, are recorded at $1.55 billion, which is net of the unamortized debt discount attributed to the embedded conversion feature of the convertible notes. These notes consist of:

•	$405 million of our 2.00% Convertible Senior Notes due 2037 issued in December 2007 (the “2007 Notes”);

•	$450 million of our 2.00% Convertible Senior Notes due 2037 issued in November 2010 (the “2010 Notes”);

•	$500 million of our 2.00% Convertible Senior Notes due 2042 issued in March 2012 (the “2012 Notes”); and

•	$370 million of our 2.00% Convertible Senior Notes due 2043 issued in February 2013 (the “2013 Notes”)

The 2013 Notes were issued on February 21, 2013 pursuant to agreements entered into on February 14, 2013 in exchange for an equal principal amount of the 2007 Notes. The 2013 Notes bear interest at a rate of 2.00% per year on the original principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, ending on December 15, 2013 and accrete principal, which we will accrue as an additional interest expense, from their date of issuance at a rate of 4.00% per year until and including December 15, 2017, and 2.00% per year thereafter. All other notes bear interest at a rate of 2.00% per year on the original principal amount, payable semi-annually in arrears until their first put date and thereafter accrete principal at the rate of 2.00% per year. In addition, under certain circumstances contingent interest may be payable under the convertible notes after each of their first put date.

Holders may require us to repurchase the 2007 Notes on December 13, 2013, and on each of December 15, 2017, 2022, 2027 and 2032, or upon a fundamental change, as provided in the indenture for the 2007 Notes, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest.

Holders may require us to repurchase the 2010 Notes on each of December 15, 2016, 2020, 2025, on December 13, 2030 and on December 14, 2035, or upon a fundamental change, as provided in the indenture for the 2010 Notes, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest.

Holders may require us to repurchase the 2012 Notes on each of March 1, 2018, 2022, 2027 and 2032, and on March 2, 2037, or upon a fundamental change, as provided in the indenture for the 2012 Notes, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest.

Holders may require us to repurchase the 2013 Notes on each of December 15, 2017, 2022, 2027, 2032 and 2037, or upon a fundamental change, as provided in the indenture for the 2013 Notes, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest.

We may redeem any of the 2007 Notes, 2010 Notes, 2012 Notes and 2013 Notes beginning December 13, 2013, December 19, 2016, March 6, 2018, and December 15, 2017, respectively. We may redeem all or a portion of the 2007 Notes, 2010 Notes, 2012 Notes and 2013 Notes (i.e., in cash or a combination of cash and shares of our common stock) at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

We have recorded deferred tax liabilities related to the convertible notes original issuance discount, representing the spread between the cash coupon rate and the higher interest rate deductible for tax purposes. When our convertible notes are extinguished, we are required to recapture the original issuance discount previously deducted for tax purposes. The 2007 Notes first put date is December 13, 2013 and the estimated tax due if the 2007 Notes are put to us on this date is approximately $76 million.

Contingent Earn-Out Payments

In connection with certain of our acquisitions, we have incurred the obligation to make contingent earn-out payments tied to performance criteria, principally revenue growth of the acquired businesses over a specified period. In certain circumstances, such as a change of control, a portion of these obligations may be accelerated. In addition, contractual provisions relating to these contingent earn-out obligations may include covenants to operate the acquired businesses in a manner that may not otherwise be most advantageous to us. These provisions may also result in the risk of litigation relating to the calculation of the amount due or our operation of the acquired business. Such litigation could be expensive and divert management attention and resources. Our obligation to make contingent earn-out payments may also result in significant operating expenses. Depending upon the particular facts and circumstances giving rise to the payment and our previous estimates, all or a portion of these payments may be required to be expensed by us when accrued. For example, our contingent earn-out obligations payable in connection with the TCT acquisition is being fully expensed as accrued because our obligation to make these payments is conditioned on the continued employment of certain key employees of TCT.

In connection with our acquisition of TCT, we have an obligation to certain of the former TCT shareholders, based on future employment, to make contingent earn-out payments over a two year period not to exceed $200.0 million less a deferred payment of $35.0 million, which was paid in fiscal 2012. The first contingent earn-out payment of $54.0 million was made in the fourth quarter of fiscal 2012. At March 30, 2013, we have accrued $97.9 million for the second contingent earn-out payment and anticipate this accrual to increase to approximately $117 million as of the end of the earn-out period, which is in the third quarter of fiscal 2013. The second contingent payment is due in the fourth quarter of fiscal 2013.

In connection with our acquisition of Healthcome, we have an obligation to the former Healthcome shareholders to make contingent payments totaling $5.0 million over the next two fiscal years. At March 30, 2013, we have accrued $5.0 million for these contingent payments.

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

Future Liquidity Considerations

We believe that our cash and cash equivalents, cash flow from operations and the cash available under our Revolving Facility will provide us with sufficient funds in order to fund our expected normal operations, debt payments, including interest, and contingent consideration obligations over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, contingent consideration obligations, acquisitions or other investments, or to repay our convertible notes and related deferred tax liabilities. As described above, we have significant indebtedness outstanding under our Credit Agreement, Senior Notes and convertible notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” and “Recent Developments” sections located above in this Quarterly Report and the “Risk Factors” section in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

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

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, a publicly traded equity security, cost-method equity investments, mutual funds, insurance contracts and related deferred compensation plan liabilities, accounts payable and debt obligations. Except for our outstanding convertible notes, the fair value of these financial instruments approximates their carrying amount. As of March 30, 2013, we have $1.725 billion of principal of convertible notes outstanding, which are comprised of our 2007 Notes with a principal of $405.0 million, our 2010 Notes with a principal of $450.0 million, our 2012 Notes with a principal of $500.0 million, and our 2013 Notes with a principal of $370.0 million. The convertible notes are recorded net of the unamortized discount on our consolidated balance sheets. The fair value of our 2007 Notes, 2010 Notes, 2012 Notes and 2013 Notes as of March 30, 2013 was approximately $407.1 million, $541.1 million, $524.1 million and $387.6 million, respectively. Amounts outstanding under our Credit Agreement aggregating $2.47 billion aggregate principal are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value. The fair value of our Senior Notes is approximately $1.06 billion.

Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our Convertible Notes, Senior Notes and Credit

Agreement. The Convertible Notes and Senior Notes have fixed interest rates. Borrowings under our Credit Agreement bear interest at a rate per annum, at our option, initially, with respect to all loans made under Term Loan A (i) at the Base Rate plus 1.00% per annum, or (ii) at the Adjusted Eurodollar Rate (i.e., the Libor rate) plus 2.00%, and with respect to loans made under Term Loan B: (i) at the Base Rate, with a floor of 2.00%, plus 2.50%, or (ii) at the Adjusted Eurodollar Rate, with a floor of 1.00% plus 3.50%.

As of March 30, 2013, there was $2.47 billion of aggregate principal outstanding under the Credit Agreement comprised of $975.0 million under the Term Loan A facility and $1.49 billion under the Term Loan B facility. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in Libor rate) would increase annual interest expense by less than $1.0 million due to the low current interest rate environment and the floor on our Term Loan B facility.

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

As of March 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2013.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer’s Purchases of Equity Securities

For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The following table sets forth information about deemed repurchases of our common stock to cover employee income tax withholding obligations in connection with the vesting of restricted stock units under our equity incentive plans for the three months ended March 30, 2013 (shares in thousands):

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
December 30, 2012 – January 26, 2013	—	$—	—
January 27, 2013 – February 23, 2013	84	23.72	—
February 24, 2013 – March 30, 2013	4	22.28	—

Total	88	$23.65	—

Item 6.	Exhibits.

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date

3.1	Certificate Eliminating Series A Junior Participating Preferred Stock of Hologic, Inc.	8-K	01/04/2013

4.1	Fourth Supplemental Indenture between Hologic, Inc. and Wilmington Trust Company, as Trustee, dated February 21, 2013.	8-K	02/21/2013

4.2	Form of 2.00% Convertible Senior Notes due 2043 (included in Exhibit 4.1).	8-K	02/21/2013

10.1	Form of 2013 Exchange Agreement.	8-K	02/15/2013

10.2†	Separation and Release Agreement by and between Hologic, Inc. and Carl W. Hull dated as of January 22, 2013.	8-K	01/22/2013

10.3†	Consulting Agreement by and between Hologic, Inc. and Carl W. Hull dated as of January 22, 2013.	8-K	01/22/2013

10.4†	Severance and Change of Control Agreement by and between Hologic, Inc. and Mark J. Casey dated as of March 5, 2013.	8-K	03/11/2013

10.5†	Hologic, Inc. Amended and Restated 2008 Equity Incentive Plan.	8-K	03/11/2013

10.6	Refinancing Amendment No. 1 dated March 20, 2013 by and among Hologic, Inc., the guarantors party thereto, Goldman Sachs Bank USA, and the lenders party thereto.	8-K	03/20/2013

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates management contract or compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date: May 9, 2013	/S/ ROBERT A. CASCELLA

Robert A. Cascella
Chief Executive Officer

Date: May 9, 2013	/S/ GLENN P. MUIR

Glenn P. Muir
Executive Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)