Form 10-Q
period 2013-06-29
HOLOGIC INC
filed 2013-08-07
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

As of August 1, 2013, 270,441,506 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Revenues:
Product sales	$529,953	$384,593	$1,579,323	$1,164,774
Service and other revenues	96,183	85,635	290,838	249,330

	626,136	470,228	1,870,161	1,414,104

Costs and expenses:
Cost of product sales	187,612	134,062	617,165	420,429
Cost of product sales – amortization of intangible assets	75,990	45,280	227,010	135,792
Cost of product sales – impairment of intangible assets	1,714	—	1,714	—
Cost of service and other revenues	51,062	46,246	153,515	137,763
Research and development	47,779	26,229	148,909	83,868
Selling and marketing	82,911	76,368	265,379	232,367
General and administrative	60,476	43,421	179,689	131,759
Amortization of intangible assets	28,678	15,733	85,871	47,204
Contingent consideration – compensation expense	21,601	15,502	80,475	44,064
Contingent consideration – fair value adjustments	471	(13,276)	11,310	35,034
Gain on sale of intellectual property	—	—	(53,884)	(12,424)
Restructuring and divestiture charges	6,690	136	23,085	828

	564,984	389,701	1,740,238	1,256,684

Income from operations	61,152	80,527	129,923	157,420
Interest income	304	695	771	1,947
Interest expense	(67,162)	(25,593)	(215,292)	(83,614)
Debt extinguishment loss	—	—	(3,247)	(42,347)
Other (expense) income, net	(1,217)	(622)	(179)	2,897

(Loss) income before income taxes	(6,923)	55,007	(88,024)	36,303
Provision (benefit) for income taxes	4,027	31,413	(29,088)	32,170

Net (loss) income	$(10,950)	$23,594	$(58,936)	$4,133

Net (loss) income per common share:
Basic	$(0.04)	$0.09	$(0.22)	$0.02

Diluted	$(0.04)	$0.09	$(0.22)	$0.02

Weighted average number of shares outstanding:
Basic	269,430	264,609	267,983	263,742

Diluted	269,430	267,294	267,983	266,359

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Net (loss) income	$(10,950)	$23,594	$(58,936)	$4,133
Foreign currency translation adjustment	(2,984)	(9,528)	(9,303)	(4,852)
Unrealized gain on available-for-sale securities	131	—	2,261	—

Other comprehensive loss	(2,853)	(9,528)	(7,042)	(4,852)

Comprehensive (loss) income	$(13,803)	$14,066	$(65,978)	$(719)

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 29, 2013	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$958,444	$560,430
Restricted cash	5,941	5,696
Accounts receivable, less reserves of $8,514 and $6,396, respectively	400,428	409,333
Inventories	306,019	367,191
Deferred income tax assets	—	11,715
Prepaid income taxes	32,868	69,845
Prepaid expenses and other current assets	47,645	44,301
Other current assets – assets held-for-sale	—	94,503

Total current assets	1,751,345	1,563,014

Property, plant and equipment, net	501,861	507,998
Intangible assets, net	3,987,157	4,301,250
Goodwill	3,939,172	3,942,779
Other assets	153,668	162,067

Total assets	$10,333,203	$10,477,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$657,370	$64,435
Accounts payable	74,115	87,223
Accrued expenses	359,311	372,381
Deferred revenue	126,609	129,688
Deferred income tax liabilities	41,518	—
Other current liabilities – assets held-for-sale	—	7,622

Total current liabilities	1,258,923	661,349

Long-term debt, net of current portion	4,347,300	4,971,179
Deferred income tax liabilities	1,553,698	1,771,585
Deferred service obligations – long-term	22,436	13,714
Other long-term liabilities	154,212	98,250
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 270,196 and 265,635 shares issued, respectively	2,702	2,656
Additional paid-in-capital	5,498,192	5,396,657
Accumulated deficit	(2,502,490)	(2,443,554)
Accumulated other comprehensive (loss) income	(252)	6,790
Treasury stock, at cost – 219 shares	(1,518)	(1,518)

Total stockholders’ equity	2,996,634	2,961,031

Total liabilities and stockholders’ equity	$10,333,203	$10,477,108

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	June 29, 2013	June 23, 2012
OPERATING ACTIVITIES
Net (loss) income	$(58,936)	$4,133
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	70,505	48,107
Amortization	312,881	182,996
Non-cash interest expense	61,198	54,882
Stock-based compensation expense	41,898	26,360
Excess tax benefit related to equity awards	(5,394)	(3,791)
Deferred income taxes	(119,391)	(124,253)
Gain on sale of intellectual property	(53,884)	(12,424)
Debt extinguishment loss	3,247	42,347
Fair value adjustments to contingent consideration	11,310	35,034
Fair value write-up of inventory sold	52,397	—
Cost-method equity investment impairment	6,438	—
Gain on sale of cost-method equity investment	(1,972)	—
Intangible asset impairment	1,714	—
Non-cash restructuring charges	54	16,435
Loss on disposal of property and equipment	3,673	2,402
Other	2,553	(1,591)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	9,311	(22,055)
Inventories	12,060	(8,959)
Prepaid income taxes	36,978	360
Prepaid expenses and other assets	5,294	1,356
Accounts payable	(14,416)	(8,155)
Accrued expenses and other liabilities	32,100	40,230
Deferred revenue	6,206	11,217

Net cash provided by operating activities	415,824	284,631

INVESTING ACTIVITIES
Acquisition of businesses	(6,273)	—
Payment of additional acquisition consideration	(16,808)	(9,784)
Proceeds from sale of business, net of cash transferred	86,250	—
Purchase of property and equipment	(41,116)	(20,692)
Increase in equipment under customer usage agreements	(31,911)	(32,750)
Purchase of insurance contracts	(4,000)	—
Proceeds from sale of intellectual property	60,000	12,500
Purchase of cost-method investments	(3,625)	(250)
Sale of a cost-method investment	2,104	—
Increase in other assets	(4,534)	(948)

Net cash provided by (used in) investing activities	40,087	(51,924)

FINANCING ACTIVITIES
Repayment of long-term debt	(48,750)	—
Payment of debt issuance costs	(7,019)	(7,908)
Payment of contingent consideration	(42,433)	(51,680)
Deferred acquisition consideration	(1,655)	—
Net proceeds from issuance of common stock pursuant to employee stock plans	51,220	21,741
Excess tax benefit related to equity awards	5,394	3,791
Payment of employee restricted stock minimum tax withholdings	(12,102)	(5,707)

Net cash used in financing activities	(55,345)	(39,763)
Effect of exchange rate changes on cash and cash equivalents	(2,552)	(194)

Net increase in cash and cash equivalents	398,014	192,750
Cash and cash equivalents, beginning of period	560,430	712,332

Cash and cash equivalents, end of period	$958,444	$905,082

See accompanying notes.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(all tabular amounts in thousands except per share data)

(1) Basis of Presentation

The consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 29, 2012, included in the Company’s Form 8-K filed with the SEC on January 28, 2013. The Form 8-K was filed to add a footnote to the consolidated financial statements for the requirement to provide financial information of the Company’s guarantors of its Senior Notes (see Note 5) in connection with registering the Senior Notes on a Registration Statement on Form S-4 filed with the SEC on January 28, 2013. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and nine months ended June 29, 2013 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 28, 2013.

During the third quarter of fiscal 2013, the Company determined that certain amounts previously classified as a component of product sales and cost of product sales in the first and second quarters of fiscal 2013 should be reclassified to service and other revenues and cost of service and other revenues in the Consolidated Statement of Operations for the nine months ended June 29, 2013. This reclassification, which aggregated $3.8 million and $2.2 million, respectively, is not material to the Company’s consolidated financial statements for any of the respective periods and is reflected in the Consolidated Statement of Operations for the nine months ended June 29, 2013.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three and nine months ended June 29, 2013.

(2) Fair Value Measurements

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of June 29, 2013 and September 29, 2012, the Company’s financial assets that are re-measured at fair value on a recurring basis included $0.3 million in money market mutual funds in both periods that are classified as cash and cash equivalents in the Consolidated Balance Sheets. Money market funds are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets. As a result of its acquisition of Gen-Probe Incorporated (“Gen-Probe”), the Company has an equity investment in a publicly-traded company and mutual funds, both of which are valued using quoted market prices, representing Level 1 assets. The Company has a payment obligation to the participants under its Nonqualified Deferred Compensation Plan (“DCP”) and the deferred compensation plan assumed in the Gen-Probe acquisition. This aggregate liability is recorded at fair value based on the underlying value of certain hypothetical investments under the DCP and actual investments under the plan assumed from Gen-Probe as designated by each participant for their benefit. Since the value of the deferred compensation plan obligations is based on market prices, the liability is classified within Level 1. In addition, the Company had contingent consideration liabilities related to its acquisitions that were recorded at fair value and were based on Level 3 inputs (see Note 6(a)).

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at June 29, 2013:

		Fair Value at Reporting Date Using
	Balance as of June 29, 2013	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$315	$315	$—	$—
Marketable securities:
Equity securities	8,290	8,290	—	—
Mutual funds	6,664	6,664	—	—

Total	$15,269	$15,269	$—	$—

Liabilities:
Deferred compensation liabilities	$36,889	$36,889	$—	$—
Contingent consideration	4,493	—	—	4,493

Total	$41,382	$36,889	$—	$4,493

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, were as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Balance at beginning of period	$3,627	$96,212	$86,368	$103,790
Contingent consideration recorded at acquisition	525	—	525	—
Fair value adjustments	471	(13,276)	11,310	35,034
Payments made	(130)	—	(93,710)	(55,888)

Balance at end of period	$4,493	$82,936	$4,493	$82,936

The contingent consideration liability at June 29, 2013 is comprised of $4.0 million for the Interlace Medical, Inc. (“Interlace”) acquisition and $0.5 million for the Chindex Medical Limited acquisition. The remaining contingent consideration liability for Interlace represents amounts withheld from payments made to the former shareholders of Interlace for legal indemnification provisions. As of the end of the second quarter of fiscal 2013, the Interlace contingent liability was no longer being remeasured as the final measurement period lapsed. The withheld amount is being used to pay qualifying legal charges.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill.

The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $12.6 million and $16.0 million at June 29, 2013 and September 29, 2012, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost. As the inputs utilized for the Company’s periodic impairment assessment are not based on observable market data, these cost-method investments are classified within Level 3 of the fair value hierarchy. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost-method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical. For the three and nine months ended June 29, 2013, the Company recorded other-than-temporary impairment charges of $4.7 million and $6.4 million, respectively, related to these investments. In the third quarter of fiscal 2013, the Company sold one of its investments and recorded a gain of $2.0 million.

Refer to Note 4 for disclosure of the nonrecurring fair value measurement related to the impairment charge for manufacturing equipment and equipment located at customer sites recorded in the second quarter of fiscal 2012. Refer to Note 5 for disclosure of the nonrecurring fair value measurement related to the debt extinguishment losses recorded in the second quarter of fiscal 2013 and 2012. Refer to Note 14 for disclosure of the nonrecurring fair value measurement related to an intangible asset impairment charge recorded in the third quarter of fiscal 2013.

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

The $2.45 billion in aggregate principal outstanding under the Company’s Credit Agreement is subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s Senior Notes were registered with the SEC in the second quarter of fiscal 2013, and had a fair value of approximately $1.04 billion as of June 29, 2013 based on their trading price, representing a Level 1 measurement.

The fair value of the Company’s Convertible Notes is based on the trading prices of the respective notes at the dates noted and represents a Level 1 measurement. The Company had $1.57 billion and $1.56 billion of Convertible Notes recorded (see Note 5 for further discussion) as of June 29, 2013 and September 29, 2012, respectively. The aggregate principal amount of the Convertible Notes at both periods was $1.725 billion. As of June 29, 2013, the Company has four issues of Convertible Notes outstanding: the 2007 Notes (principal of $405.0 million), the 2010 Notes (principal of $450.0 million), the 2012 Notes (principal of $500.0 million) and the 2013 Notes (principal of $370.0 million).

The estimated fair values of the Company’s Convertible Notes were as follows:

	June 29, 2013	September 29, 2012
2007 Notes	$404,100	$771,600
2010 Notes	499,100	505,600
2012 Notes	500,000	490,700
2013 Notes	378,300	—

	$1,781,500	$1,767,900

(3) Business Combinations

Gen-Probe Incorporated

On August 1, 2012, the Company completed its acquisition of Gen-Probe and acquired all of the outstanding shares of Gen-Probe. Pursuant to the merger agreement, each share of common stock outstanding immediately prior to the effective time of the acquisition was cancelled and converted into the right to receive $82.75 in cash. In addition, all outstanding restricted shares, restricted stock units, performance shares, and those stock options granted prior to February 8, 2012 were cancelled and converted into the right to receive $82.75 per share in cash less the exercise price, as applicable. Stock options granted after February 8, 2012 were converted into stock options to acquire shares of Hologic common stock determined by the conversion formula defined in the merger agreement. The Company paid $3.8 billion to the shareholders of Gen-Probe and $169.0 million to equity award holders. The Company funded the acquisition using available cash and financing consisting of senior secured credit facilities and Senior Notes (see Note 5 for further discussion) resulting in aggregate proceeds of $3.48 billion, excluding financing fees to the underwriters. The Company incurred approximately $34.3 million of direct transaction costs, which were recorded within general and administrative expenses in fiscal 2012.

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

The fair value of stock options exchanged, that were recorded as purchase price, represented the fair value of Gen-Probe options converted into the Company’s stock options attributable to pre-combination services pursuant to Accounting Standards Codification 805, Business Combinations (ASC 805). The remainder of the fair value of these stock options of $23.2 million is being recognized as stock-based compensation expense ratably over the remaining vesting period, which was approximately 3.5 years at the date of acquisition. The Company estimated the fair value of the stock options using a binomial valuation model with the following weighted average assumptions: risk free interest rate of 0.41%, expected volatility of 39.9%, expected life of 3.6 years and dividend yield of 0.0%. The weighted average fair value of stock options granted was $7.07 per share.

The preliminary allocation of the purchase price presented below is based on estimates of the fair value of assets acquired and liabilities assumed as of August 1, 2012. The Company is continuing to obtain information to complete its valuation of acquired assets and liabilities, including tax assets and liabilities. The components of the preliminary purchase price allocation are as follows:

Cash	$205,463
Accounts receivable	81,444
Inventory	153,416
Property, plant and equipment	274,095
Other assets	192,354
Assets held-for-sale, net	87,465
Accounts payable	(19,671)
Accrued expenses	(131,566)
Other liabilities	(19,648)
Identifiable intangible assets:
Developed technology	1,565,000
In-process research and development	227,000
Customer contract	585,000
Trade names	95,000
Deferred income taxes, net	(972,196)
Goodwill	1,649,020

Purchase Price	$3,972,176

The purchase price has been allocated to the acquired assets and liabilities based on management’s estimate of their fair values. During fiscal 2013, as the Company continues to complete its valuation procedures, it lowered the valuation of trade names by $2.0 million with an offsetting increase to goodwill. In addition, certain tax related adjustments have been recorded.

Certain of Gen-Probe’s assets were designated as assets held-for-sale and recorded at fair value less the estimated cost to sell such assets. These represented non-core assets to the Company’s business plan and were expected to be sold within one year of the acquisition. On January 3, 2013, the Company entered into a definitive agreement to sell its LIFECODES business to Immucor, Inc. for $85.0 million in cash, subject to adjustment, plus a contingent payment of an additional $10.0 million if certain future revenue results are achieved. This transaction closed on March 22, 2013, and the Company recorded a gain on the sale of $0.9 million in the second quarter of fiscal 2013. LIFECODES sells molecular and antibody-based assays in the markets of transplant diagnostics, specialty coagulation and transfusion medicine. In the first and third quarters of fiscal 2013, the Company completed the sale of the other asset groups classified as held-for-sale for an aggregate of $2.8 million.

As part of the preliminary purchase price allocation, the Company determined that the identifiable intangible assets are developed technology, in-process research and development (“IPR&D”), a customer contract, and trade names. The fair value of the intangible assets has been estimated using the income approach and the cash flow projections were discounted using rates ranging from 10% to 12%. The cash flows are based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology assets are comprised of know-how, patents and technologies embedded in Gen-Probe’s products and relate to currently marketed products and related instrument automation. In valuing the developed technology assets, consideration was only given to products that have received regulatory approval. The developed technology assets primarily comprise the significant product families used in diagnostic testing, and the majority of fair value relates to the Aptima family of assays for testing of certain sexually transmitted diseases and microbial infectious diseases and the Procleix family of assays for blood screening. The Company applied the Excess Earnings Method under the income approach to determine the fair value of the developed technology assets excluding the Procleix technology asset, for which the Company applied the Relief-from-Royalty Method to determine the fair value of this asset.

IPR&D projects relate to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the underlying product, which primarily pertains to receiving approval to perform certain diagnostic testing on Gen-Probe’s instrumentation, such as the Panther and Tigris systems. The Company recorded $227.0 million of IPR&D assets related to six projects. Subsequent to acquisition and through July 2013, the Company has received FDA approval for three projects with an aggregate value of $201.0 million. Amortization of these assets begins once FDA approval is received. The other projects are expected to be completed over the next four years with a total cost of approximately $42 million to complete such projects. Given the uncertainties inherent with product development and commercial introduction, there can be no assurance that any of the Company’s product development efforts will be successful, completed on a timely basis or within budget, if at all. All of the IPR&D assets were valued using the Multiple-Period Excess Earnings Method approach using a discount rate of 12.0%.

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

The following unaudited pro forma information presents the combined financial results for the Company and Gen-Probe as if the acquisition of Gen-Probe had been completed as of the beginning of the fiscal year prior to the period of acquisition, September 26, 2010:

	Three Months Ended June 23, 2012	Nine Months Ended June 23, 2012

Revenue	$626,225	$1,881,561
Net loss	$(10,041)	$(93,420)
Basic and diluted net loss per common share	$(0.04)	$(0.35)

The unaudited pro forma information for the three and nine months ended June 23, 2012 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments to reflect pro forma results of operations as if the acquisition occurred on September 26, 2010, such as fair value adjustments to inventory, accounts receivable, and property, plant and equipment, increased expenses for restructuring charges and retention costs, increased interest expense on debt obtained to finance the transaction, lower investment income and increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs, other than restructuring and retention, or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

Chindex Medical Limited

On December 31, 2012, the Company acquired certain assets from Chindex Medical Limited (“Chindex”) for a net purchase price of $4.4 million, including contingent consideration. Chindex was a distributor of certain of the Company’s Breast Health products in China. The Company has accounted for this transaction as the acquisition of a business pursuant to ASC 805 and has allocated the majority of the purchase price to customer relationships.

SenoRx, Inc.

On May 31, 2013, the Company acquired certain assets related to SenoRx, Inc.’s (“SenoRx”) Contura brachytherapy device for a net purchase price of $2.4 million. The Company has accounted for this transaction as the acquisition of a business pursuant to ASC 805 and has allocated the majority of the purchase price to developed technology.

(4) Restructuring and Divestiture Charges

The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions. These actions are described below. The following table displays charges taken related to restructuring actions in fiscal 2013 and 2012 and a rollforward of the charges to the accrued balances as of June 29, 2013. This table excludes divestiture net charges from the disposal of assets held-for sale, which are discussed below.

Restructuring Charges	Abandonment of Adiana Product Line	Consolidation of Diagnostics Operations	Closure of Indianapolis Facility	Fiscal 2013 Action	Other Operating Cost Reductions	Total

Fiscal 2012 charges:
Non-cash impairment charge	$16,316	$585	$—	$—	$—	$16,901
Purchase orders and other contractual obligations	3,099	—	—	—	—	3,099
Workforce reductions	128	14,202	879	—	40	15,249
Facility closure costs	—	—	—	—	430	430
Other	—	—	900	—	—	900

Total fiscal 2012 charges	$19,543	$14,787	$1,779	$—	$470	$36,579

Recorded to cost of product sales	$19,064	$—	$—	$—	$—	$19,064

Recorded to restructuring	$479	$14,787	$1,779	$—	$470	$17,515

Fiscal 2013 charges:
Workforce reductions	$—	$13,385	$4,505	$3,592	$1,010	$22,492
Facility closure costs	—	—	—	—	480	480
Other	—	—	651	17	—	668

Total fiscal 2013 charges	$—	$13,385	$5,156	$3,609	$1,490	$23,640

Rollforward of Accrued Restructuring

Total fiscal 2012 charges	$19,543	$14,787	$1,779	$—	$470	$36,579
Non-cash impairment charges	(16,316)	(585)	—	—	—	(16,901)
Stock compensation	—	(3,500)	—	—	—	(3,500)
Severance payments	(128)	(2,423)	—	—	(78)	(2,629)
Payments related to purchase orders and other contractual obligations	(2,572)	—	—	—	—	(2,572)
Other payments	—	—	—	—	(430)	(430)
Acquired	—	83	—	—	—	83
Foreign exchange and other adjustments	—	22	—	—	91	113

Balance at September 29, 2012	$527	$8,384	$1,779	$—	$53	$10,743

Fiscal 2013 charges	$—	$13,385	$5,156	$3,609	$1,490	$23,640
Stock compensation	—	(6,322)	—	(220)	—	(6,542)
Non-cash impairment charges	—	—	—	—	(54)	(54)
Severance payments	—	(12,054)	(2,261)	(1,646)	(71)	(16,032)
Payments related to purchase orders and other contractual obligations	(527)	—	(392)	—	(56)	(975)
Foreign exchange and other adjustments	—	(2)	—	(27)	(19)	(48)

Balance at June 29, 2013	$—	$3,391	$4,282	$1,716	$1,343	$10,732

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

Consolidation of Diagnostics Operations

In connection with its acquisition of Gen-Probe, the Company implemented restructuring actions to consolidate its Diagnostics operations, such as streamlining product development initiatives, reducing overlapping functional areas such as sales, marketing and general and administrative functions, and consolidation of manufacturing resources, field services and support. As a result, the Company terminated certain employees from Gen-Probe and its legacy diagnostics business in research and development, sales, marketing, and general and administrative functions. The Company recorded severance and benefit charges in fiscal 2012 of $13.3 million related to this action pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420). The majority of these employees ceased working in the fourth quarter of fiscal 2012, and their full severance charge was recorded in the fourth quarter of fiscal 2012. In addition, certain of the terminated Gen-Probe employees had unvested stock options, which were accelerated at termination pursuant to the stock options’ original terms. As such, the severance charges in fiscal 2012 include $3.5 million of stock-based compensation expense. For the nine months ended June 29, 2013, the Company recorded $10.8 million of severance charges, including $6.3 million for stock-based compensation. Included in these charges is $9.7 million recorded in the second quarter of fiscal 2013 related to certain Gen-Probe executives including Carl Hull, Gen-Probe’s former Chairman, President and Chief Executive Officer, who ceased employment. The charge was for the acceleration of certain retention payments and equity awards pursuant to the original terms of the related agreements.

In addition, the Company is moving its legacy molecular diagnostics operations from Madison, Wisconsin to Gen-Probe’s facilities in San Diego, California. This transfer is expected to be finalized by the end of calendar 2014, and the majority of employees in Madison will be terminated in fiscal 2013 and 2014. The Company is recording severance and benefit charges pursuant to ASC 420 and estimates the total severance and benefits charge to be approximately $6.1 million, which will be recorded ratably over the estimated service period of the affected employees. The Company recorded $0.8 million and $2.6 million in the three and nine months ended June 29, 2013, respectively, and $0.9 million in the fourth quarter of fiscal 2012. The Company also recorded non-cash charges of $0.6 million in the fourth quarter of fiscal 2012 as a result of exiting certain research projects. Additional charges, which are not expected to be significant, will be recorded as the manufacturing operation is transferred and the facility is closed down. These charges will be recorded as they are incurred.

Closure of Indianapolis Facility

In the fourth quarter of fiscal 2012, the Company finalized its decision to transfer production of the majority of its interventional breast products, which are included within the Breast Health reporting segment, from its Indianapolis facility to its facility in Costa Rica. The transfer is expected to be completed in the first half of calendar 2014, and the majority of employees at the Indianapolis location will be terminated. The Company is recording severance and benefit charges pursuant to ASC 420 and estimates the total severance and benefits charge to be approximately $6.2 million, which will be recorded ratably over the estimated service period of the affected employees. The Company recorded $1.4 million and $4.5 million of severance benefits in the three and nine months ended June 29, 2013, respectively, and $0.9 million in the fourth quarter of fiscal 2012. In addition, the Company recorded charges of $0.7 million in fiscal 2013 for additional miscellaneous items and $0.9 million in the fourth quarter of fiscal 2012 for amounts owed to the state of Indiana for employment credits. Additional charges, which are not expected to be significant, will be recorded as the manufacturing operation is transferred and the facility is closed down. These charges will be recorded as they are incurred.

Fiscal 2013 Action

During the third quarter of fiscal 2013, as a result of operating results not meeting management’s expectations in fiscal 2013, the Company implemented a cost reduction initiative comprised of reducing headcount and evaluating research projects and operating costs. In connection with this plan, the Company terminated certain employees on a worldwide basis. The Company is primarily recording severance and benefit charges pursuant to ASC 420 and estimates the total severance and benefits charge to be approximately $4.4 million based on the actions taken to date. For those employees who will continue to be employed beyond the minimum retention period, charges will be recorded ratably over the estimated service period of the affected employees. The Company recorded $3.6 million of severance and benefit charges in the third quarter of fiscal 2013. Additional headcount reductions may occur in the fourth quarter of fiscal 2013 but are not expected to result in material charges.

Other Operating Cost Reductions:

Consolidation of Selenium Panel Coating Production

During the third quarter of fiscal 2012, the Company finalized its decision to consolidate its Selenium panel coating process and transfer the production line to its Newark, Delaware facility from its Hitec-Imaging German subsidiary. This production line is included within the Breast Health segment. The transfer is expected to be completed in fiscal 2013. In connection with this consolidation plan, the Company is terminating certain employees, primarily manufacturing personnel. Severance charges will be recorded pursuant to ASC 420 because the severance benefits qualify as one-time employee termination benefits. The termination communications began in January 2013, and the Company recorded severance charges of $0.4 million and $1.0 million in the three and nine months ended June 29, 2013, respectively.

Other

The Company recorded a charge of $0.2 million in the second quarter of fiscal 2013 for a lease obligation charge and the write-off of related leaseholds, and in the third quarter of fiscal 2013 increased the charge by $0.3 million due to a change in assumptions.

Divestitures

The Company completed the sale of its LIFECODES business and recorded a net gain of $0.9 million in the second quarter of fiscal 2013. For the nine months ended June 29, 2013, the Company recorded a charge of $0.3 million related to the disposition of certain assets held-for-sale.

(5) Borrowings and Credit Arrangements

The Company had total debt with a carrying value of $5.00 billion and $5.04 billion at June 29, 2013 and September 29, 2012, respectively. The Company’s borrowings consisted of the following:

	June 29, 2013	September 29, 2012
Current debt obligations, net of debt discount:
Term Loan A	$49,694	$49,582
Term Loan B	213,087	14,853
Convertible Notes	394,589	—

Total current debt obligations	$657,370	$64,435

Long-term debt obligations, net of debt discount:
Term Loan A	$906,911	$942,065
Term Loan B	1,262,417	1,470,454
Senior Notes	1,000,000	1,000,000
Convertible Notes	1,177,972	1,558,660

Total long-term debt obligations	4,347,300	4,971,179

Total debt obligations	$5,004,670	$5,035,614

Credit Agreement

On August 1, 2012, the Company and certain of its domestic subsidiaries (the “Guarantors”) entered into a credit and guaranty agreement (the “Credit Agreement”) with Goldman Sachs Bank USA, in its capacity as administrative and collateral agent (“Goldman Sachs”), and the lenders party thereto (collectively, the “Lenders”).

The credit facilities under the Credit Agreement consisted of:

•	$1.0 billion senior secured tranche A term loan (“Term Loan A”) with a final maturity date of August 1, 2017;

•	$1.5 billion senior secured tranche B term loan (“Term Loan B”) with a final maturity date of August 1, 2019; and

•	$300.0 million secured revolving credit facility (“Revolving Facility”) with a final maturity date of August 1, 2017.

On March 20, 2013, the Company, the Guarantors, Goldman Sachs, and the Lenders entered into Refinancing Amendment No. 1 (the “Credit Agreement Amendment”) to the Credit Agreement.

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

Effective as of the date of the Credit Agreement Amendment and as of June 29, 2013, amounts outstanding under the New Term Loan A and the New Revolving Facility will bear interest, at the Company’s option: (i) at the Base Rate plus 1.00% per annum, or (ii) at the Adjusted Eurodollar Rate (i.e., the Libor rate) plus 2.00% per annum. The applicable margin with respect to the New Term Loan A and the New Revolving Facility are subject to specified changes depending on the Company’s total net leverage ratio, as defined in the Credit Agreement.

Pursuant to ASC 470, Debt (ASC 470), the accounting for this refinancing is required to be evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $3.2 million to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors for the initial borrowings under the Term Loan A facility. For the remainder of the creditors, this transaction has been accounted for as a modification. Pursuant to ASC 470, subtopic 50-40, third-party costs incurred directly related to the exchange were expensed as incurred. As such, the Company recorded issuance costs related to the refinancing of $2.4 million to interest expense in the second quarter of fiscal 2013.

On August 2, 2013, the Company, the Guarantors, Goldman Sachs, and the Lenders entered into Refinancing Amendment No. 2 (the “Credit Agreement Amendment 2”) to the Credit Agreement. The Credit Agreement Amendment 2 (i) refinanced the Company’s original Term Loan B with a new senior secured tranche B term loan facility with the same principal amount (subject to the prepayment referenced below), maturity date and amortization schedule but with an applicable margin .75% less than the original Term Loan B, and (ii) amended certain covenants and terms of the Credit Agreement. Effective as of the date of the Credit Agreement Amendment 2, amounts outstanding under the New Term Loan B will bear interest, at the Company’s option: (A) at the Base Rate with a floor of 2.00%, plus 1.75% per annum, or (B) at the Adjusted Eurodollar Rate (i.e., the Libor rate) with a floor of 1.00% plus 2.75% per annum. In connection with this refinancing, the Company voluntarily prepaid $200.0 million of principal of the Term Loan B and reflected this amount within current debt obligations in the Consolidated Balance Sheet as of June 29, 2013.

Borrowings outstanding under the Credit Agreement for the three and nine months ended June 29, 2013 had a weighted average interest rate of 3.59% and 3.86%, respectively. The interest rates on the outstanding Term Loan A and Term Loan B borrowings at June 29, 2013 were 2.20% and 4.50%, respectively. Interest expense under the Credit Agreement totaled $26.1 million and $84.7 million for the three and nine months ended June 29, 2013, respectively, which includes non-cash interest expense of $3.4 million and $11.2 million, respectively, related to the amortization of the deferred financing costs and accretion of the debt discount.

The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Company and the Guarantors, subject to negotiated exceptions, to: incur additional indebtedness and additional liens on their assets; engage in mergers or acquisitions or dispose of assets; enter into sale-leaseback transactions; pay dividends or make other distributions; voluntarily prepay other indebtedness; enter into transactions with affiliated persons; make investments; and change the nature of their businesses. The credit facilities also contain total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter, which are effective in our second quarter of fiscal 2013. The Company was in compliance with the Credit Agreement’s covenants as of June 29, 2013.

The Company has evaluated the Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that require bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives are a default provision, which could require additional interest payments, and a provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company has determined that the fair value of these embedded derivatives was nominal as of June 29, 2013.

Senior Notes

The Company’s 6.25% senior notes due 2020 (the “Senior Notes”) mature on August 1, 2020 and bear interest at the rate of 6.25% per year, payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2013. The Company recorded interest expense of $16.0 million and $48.0 million in the three and nine months ended June 29, 2013, respectively, which includes non-cash interest expense of $0.4 million and $1.2 million, respectively, related to the amortization of the deferred financing costs.

Convertible Notes

On December 10, 2007, the Company issued and sold $1.725 billion, at par, of 2.00% Convertible Senior Notes due 2037 (the “2007 Notes”). The Company recorded the 2007 Notes net of the unamortized debt discount, which was attributable to the fair value of the embedded conversion option, as required by U.S. generally accepted accounting principles. On November 18, 2010, the Company entered into separate, privately-negotiated exchange agreements under which it retired $450.0 million in aggregate principal of the 2007 Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037 (the “2010 Notes”). On February 29, 2012, the Company entered into separate, privately-negotiated exchange agreements under which it retired $500.0 million in aggregate principal of the 2007 Notes for $500.0 million in aggregate principal of new 2.00% Convertible Senior Notes due 2042 (the “2012 Notes”). In connection with this exchange transaction for the 2012 Notes, the Company recorded a loss on extinguishment of debt of $42.3 million in the second quarter of fiscal 2012. For additional information pertaining to the terms and provisions and related accounting for the 2007 Notes, 2010 Notes and 2012 Notes, refer to Note 5 to the consolidated financial statements for the year ended September 29, 2012 included in the Company’s Form 8-K filed with the SEC on January 28, 2013.

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

Pursuant to ASC 470-50, this exchange transaction is being accounted for as a modification and not an extinguishment because the terms of the two debt instruments are not substantially different. As a result, there is no gain or loss from this exchange. As required, the Company recorded the increase in the fair value of the conversion option of $32.5 million from this exchange to additional paid-in-capital, net of deferred taxes. The Company determined the fair value of the conversion option for each debt instrument on the date of modification by calculating the fair value of each debt instrument using the binomial model and subtracting the fair value of the respective debt instrument’s liability component. The fair value of the liability component for each debt instrument was determined by using a discounted cash flow technique with an effective interest rate of 3.25% and 5.42% for the 2007 Notes and 2013 Notes, respectively. These rates represent the estimated nonconvertible borrowing rate with a maturity as of the measurement date consistent with the first put dates of each debt instrument. The difference between the debt’s fair value and the fair value of its liability component represents the value allocated to the debt’s conversion option. In addition, direct costs incurred for this exchange of $4.1 million have been expensed as incurred within interest expense.

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

The 2013 Notes bear interest at a rate of 2.00% per year on the original principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, ending on December 15, 2013. The 2013 Notes accrete principal from their date of issuance at a rate of 4.00% per year until and including December 15, 2017, and 2.00% per year thereafter. Beginning with the six month interest period commencing December 15, 2017, the Company will pay contingent interest to the holders of 2013 Notes during any six month interest period if the “trading price,” as defined, of the 2013 Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the 2013 Notes. The holders of the 2013 Notes may convert the notes into shares of the Company’s common stock at a conversion price of approximately $38.59 per share, subject to adjustment, prior to the close of business on September 15, 2043 under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events. At the option of the holder, regardless of the foregoing circumstances, holders may convert their respective 2013 Notes at any time on or after September 15, 2043 through the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate will not be adjusted for accrued interest or accreted principal in excess of the original $1,000 principal amount, as accrued interest and accreted principal will not be convertible into common stock. None of these triggering events had occurred as of June 29, 2013.

In lieu of delivery of shares of the Company’s common stock in satisfaction of the Company’s obligation upon conversion of the 2013 Notes, the Company may elect to deliver cash or a combination of cash and shares of its common stock. If the Company elects to satisfy its conversion obligation in a combination of cash and shares of the Company’s common stock, the Company is required to deliver a specified dollar amount of cash per $1,000 original principal amount of 2013 Notes, and will settle the remainder of its conversion obligation in shares of its common stock, in each case based on the daily conversion value calculated as provided in the indenture for the 2013 Notes. This net share settlement election is in the Company’s sole discretion and does not require the consent of holders of the 2013 Notes. It is the Company’s current intent and policy to settle any conversion of the 2013 Notes as if the Company had elected to make the net share settlement election.

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

The Convertible Notes and related equity components (recorded in additional paid-in-capital, net of deferred taxes) consisted of the following:

	June 29, 2013	September 29, 2012
2007 Notes principal amount	$405,000	$775,000
Unamortized discount	(10,411)	(50,591)

Net carrying amount	$394,589	$724,409

Equity component, net of taxes	$121,946	$233,353

2010 Notes principal amount	$450,000	$450,000
Unamortized discount	(62,335)	(74,062)

Net carrying amount	$387,665	$375,938

Equity component, net of taxes	$60,054	$60,054

2012 Notes principal amount	$500,000	$500,000
Unamortized discount	(36,433)	(41,687)

Net carrying amount	$463,567	$458,313

Equity component, net of taxes	$49,195	$49,195

2013 Notes principal amount	$370,000	$—
Principal accretion	5,489	—
Unamortized discount	(48,749)	—

Net carrying amount	$326,740	$—

Equity component, net of taxes	$131,451	$—

Interest expense under the Convertible Notes was as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Amortization of debt discount	$11,638	$15,119	$40,903	$52,018
Amortization of deferred financing costs	670	882	2,368	2,864
Principal accretion	3,700	—	5,489	—

Non-cash interest expense	16,008	16,001	48,760	54,882

2.00% accrued interest	8,575	8,538	25,801	25,683

	$24,583	$24,539	$74,561	$80,565

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

In connection with the Company’s acquisition of Interlace in fiscal 2011, the Company had an obligation to the former Interlace stockholders to make contingent payments over a two-year period up to a maximum payout of $225.0 million based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. Pursuant to ASC 805, the Company recorded its estimate of the fair value of the contingent consideration liability based on future revenue projections of the Interlace business under various potential scenarios and weighted probability assumptions of these outcomes. The final measurement period ended during the second quarter of fiscal 2013, resulting in a contingent consideration liability of $93.8 million, of which, $86.9 million was paid to the former Interlace stockholders in the second quarter of fiscal 2013. The remainder was withheld for legal indemnification provisions and is being used to pay qualifying legal expenses. At June 29, 2013, the Company had accrued $4.0 million.

In connection with the Company’s acquisition of TCT International Co., Ltd. (“TCT”) in June 2011, the Company had an obligation to certain of the former TCT shareholders, based on future employment, to make contingent payments over a two year period not to exceed $200.0 million less a deferred payment of $35.0 million from the initial consideration. The first earn-out payment of $54.0 million was made in the fourth quarter of fiscal 2012. The final measurement and respective service period for the second contingent earn-out payment was completed during the third quarter of fiscal 2013. At June 29, 2013, the Company had accrued $119.5 million for the second contingent earn-out payment. In July 2013, the Company paid $56.4 million.

In connection with the Company’s acquisition of Beijing Healthcome Technology Company, Ltd. (“Healthcome”) in July 2011, the Company has an obligation to the former Healthcome shareholders to make contingent payments totaling $5.0 million over the next two fiscal years. At June 29, 2013, the Company had accrued $5.0 million for these contingent payments as employment was no longer required. In July 2013, the Company paid $1.7 million per the terms of the acquisition agreement.

A summary of amounts recorded to the Consolidated Statements of Operations is as follows:

Statement of Operations Line Item – 3 Months Ended June 29, 2013	Interlace	TCT	Total
Contingent consideration – compensation expense	$—	$21,601	$21,601
Contingent consideration – fair value adjustments	471	—	471

	$471	$21,601	$22,072

Statement of Operations Line Item – 9 Months Ended June 29, 2013	Interlace	TCT	Total
Contingent consideration – compensation expense	$—	$80,475	$80,475
Contingent consideration – fair value adjustments	11,310	—	11,310

	$11,310	$80,475	$91,785

Statement of Operations Line Item – 3 Months Ended June 23, 2012	Sentinelle Medical	Interlace	TCT	Healthcome	Total
Contingent consideration – compensation expense	$—	$—	$15,013	$489	$15,502
Contingent consideration – fair value adjustments	(2,518)	(10,758)	—	—	(13,276)

	$(2,518)	$(10,758)	$15,013	$489	$2,226

Statement of Operations Line Item – 9 Months Ended June 23, 2012	Sentinelle Medical	Interlace	TCT	Healthcome	Total
Contingent consideration – compensation expense	$—	$—	$42,552	$1,512	$44,064
Contingent consideration – fair value adjustments	(2,728)	37,762	—	—	35,034

	$(2,728)	$37,762	$42,552	$1,512	$79,098

(b) Litigation and Related Matters

On June 9, 2010, Smith & Nephew, Inc. (“Smith & Nephew”) filed suit against Interlace, which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that the Interlace MyoSure hysteroscopic tissue removal device infringes U.S. patent 7,226,459. The complaint seeks permanent injunctive relief and unspecified damages. A Markman hearing on claim construction was held on November 9, 2010, and a ruling was issued on April 21, 2011. On November 22, 2011, Smith & Nephew filed suit against the Company in the United States District Court for the District of Massachusetts. In the complaint, it is alleged that use of the MyoSure hysteroscopic tissue removal system infringes U.S. patent 8,061,359. The complaint seeks preliminary and permanent injunctive relief and unspecified damages. On January 17, 2012, at a hearing on Smith & Nephew’s motion for preliminary injunction with respect to the suit filed on November 22, 2011, the judge did not issue an injunction, consolidated the two matters for a single trial and scheduled a trial on the merits for both claims for June 25, 2012. A case management conference held on February 14, 2012 resulted in the trial being rescheduled to begin on August 20, 2012. On March 15, 2012, the Court heard summary judgment arguments related to the ‘459 patent and claim construction arguments related to the ‘359 patent. On June 5, 2012, the Court denied Smith & Nephew’s request for summary judgment of infringement, denied Smith & Nephew’s request for preliminary injunction, and denied the Company’s requests for summary judgment of non-infringement and invalidity. On September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the ‘459 and ‘359 patents and assessed damages of $4.0 million. A bench trial regarding the Company’s assertion of inequitable conduct on the part of Smith & Nephew with regard to the ‘359 patent was held on December 9, 2012 and oral arguments on the issue of inequitable conduct were presented on February 27, 2013. On June 27, 2013, the Court denied the Company’s motions related to inequitable conduct and allowed Smith & Nephew’s request for injunction, but ordered that enforcement of the injunction be stayed until final resolution, including appeal, of the current re-examinations of both patents at the United States Patent and Trademark Office (“USPTO”). The Court’s decision to stay the injunction is based in part on the fact that the USPTO has taken up a re-examination of both the ‘359 and ‘459 patents, rejecting all previously issued claims, including all claims asserted against the MyoSure product. The Court also rejected the jury’s damage award and has ordered the parties to identify a mechanism for resolving the damages issue. The Company intends to file post trial motions seeking to reverse the jury’s verdict. At this time, based on available information regarding this litigation, the Company does not believe a loss is probable and is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses, beyond the pending jury verdict. The purchase and sale agreement associated with the acquisition of Interlace includes an indemnification provision that provides for the reimbursement of a portion of legal expenses in defense of the Interlace intellectual property. The Company has the right to collect certain amounts set aside in escrow and, as applicable, offset contingent consideration payments of qualifying legal costs. The Company is recording legal fees incurred for this suit pursuant to the indemnification provision on a net basis within accrued expenses.

On February 10, 2012, C.R. Bard (as acquirer of SenoRx) filed suit against the Company in the United States District Court for the District of Delaware. In the complaint, it is alleged that the Company’s MammoSite product infringes SenoRx’s U.S. Patents 8,079,946 and 8,075,469. The complaint seeks permanent injunctive relief and unspecified damages. On September 4, 2012 and October 16, 2012, the USPTO took up a re-examination of the ‘946 and ‘469 patents, respectively. With respect to the ‘469 patent, all previously issued claims were rejected and with respect to the ‘946 patent all but four claims were rejected. Based on the actions of the USPTO, the Company filed a motion seeking to stay all litigation proceedings pending the outcome of the USPTO’s re-examination of both patents in suit. On January 11, 2013, the Court issued an order denying the stay. On February 1, 2013, the Court entered a stay of the proceedings in the case to allow the parties to pursue settlement discussions. On May 31, 2013, the parties settled the litigation and entered into an agreement under which the Company purchased SenoRx’s Contura assets.

On March 6, 2012, Enzo Life Sciences, Inc. (“Enzo”) filed suit against the Company in the United States District Court for the District of Delaware. In the complaint, it is alleged that certain of the Company’s molecular diagnostics products, including without limitation products based on its proprietary Invader chemistry, such as Cervista HPV HR and Cervista HPV 16/18, infringe Enzo’s U.S. Patent 6,992,180. The complaint seeks permanent injunctive relief and unspecified damages. The Company was formally served with the complaint on July 3, 2012, and a trial is tentatively scheduled for the spring of 2015. In January 2012, Enzo filed suit against Gen-Probe in the United States District Court for the District of Delaware. In that complaint, it is alleged that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s patented HPA technology, such as the Aptima Combo 2 and Aptima HPV assays, infringe Enzo’s U.S. Patent 6,992,180. The complaint seeks permanent injunctive relief and unspecified damages, and a trial is tentatively scheduled for the spring of 2015. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

Prior to its acquisition by Hologic, Gen-Probe had patent infringement claims against Becton Dickinson (“BD”) seeking monetary damages and injunctive relief. The parties settled this litigation in the first quarter of fiscal 2013. Under the terms of the settlement, BD made a one-time payment and was granted a non-exclusive royalty-bearing license to the asserted intellectual property.

A number of lawsuits were filed against the Company, Gen-Probe, and Gen-Probe’s board of directors related to the Company’s acquisition of Gen-Probe. These include: (1) Teamsters Local Union No. 727 Pension Fund v. Gen-Probe Incorporated, et al. (Superior Court of the State of California for the County of San Diego); (2) Timothy Coyne v. Gen-Probe Incorporated, et al. (Delaware Court of Chancery); and (3) Douglas R. Klein v. John W. Brown, et al. (Delaware Court of Chancery). The two Delaware actions were consolidated into a single action titled: In re: Gen-Probe Shareholders Litigation. The suits were filed after the announcement of the Company’s acquisition of Gen-Probe on April 30, 2012 as putative stockholder class actions. Each of the actions asserted similar claims alleging that Gen-Probe’s board of directors failed to adequately discharge its fiduciary duties to shareholders by failing to adequately value Gen-Probe’s shares and ensure that Gen-Probe’s shareholders received adequate consideration in the Company’s acquisition of Gen-Probe, that the acquisition was the product of a flawed sales process, and that the Company aided and abetted the alleged breach of fiduciary duty. The plaintiffs sought, among other things, a preliminary and permanent injunction enjoining the Company’s acquisition of Gen-Probe and rescinding the transaction or any part thereof that had been implemented. On May 24, 2012, the plaintiffs in the Delaware action filed an amended complaint, adding allegations that the disclosures in Gen-Probe’s preliminary proxy statement were inadequate. The defendants in the Delaware action answered the complaint on June 4, 2012. On July 18, 2012, the parties in the Delaware action entered into a memorandum of understanding regarding a proposed settlement of the litigation. The proposed settlement was conditioned upon, among other things, the execution of an appropriate stipulation of settlement, consummation of the merger, and final approval of the proposed settlement by the Delaware Court of Chancery. On April 10, 2013, the Delaware Court of Chancery approved the proposed settlement and the consolidated action in Delaware was dismissed with prejudice. On July 9, 2012, the plaintiffs in the California action filed a motion for voluntary dismissal without prejudice. On July 12, 2012, the California Superior Court entered an order dismissing the California complaint without prejudice.

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

The following reconciles the cost basis to the fair market value of the Company’s one equity security as of June 29, 2013:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Equity security	$5,931	$2,359	$—	$8,290

(9) Net (Loss) Income Per Share

A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Basic weighted average common shares outstanding	269,430	264,609	267,983	263,742
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	—	2,685	—	2,617

Diluted weighted average common shares outstanding	269,430	267,294	267,983	266,359

Weighted-average anti-dilutive shares related to:
Outstanding stock options	7,964	7,568	8,724	8,654
Restricted stock units	1,147	—	1,089	529

(10) Stock-Based Compensation

The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Cost of revenues	$1,677	$1,220	$5,234	$3,602
Research and development	1,717	1,210	5,600	3,688
Selling and marketing	2,208	1,840	6,976	5,234
General and administrative	4,754	4,484	16,434	13,836
Restructuring and divestiture	463	—	7,654	—

	$10,819	$8,754	$41,898	$26,360

The Company granted approximately 2.3 million and 2.1 million stock options during the nine months ended June 29, 2013 and June 23, 2012, respectively, with weighted average exercise prices of $19.95 and $17.09, respectively. There were 16.2 million options outstanding at June 29, 2013 with a weighted average exercise price of $18.38.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Risk-free interest rate	0.5%	0.7%	0.5%	0.7%
Expected volatility	43.7%	46.9%	43.7%	46.9%
Expected life (in years)	4.4	4.3	4.4	4.3
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$7.47	$7.10	$7.09	$6.43

The Company granted approximately 2.0 million and 1.5 million restricted stock units (RSU) during the nine months ended June 29, 2013 and June 23, 2012, respectively, with weighted average grant date fair values of $19.86 and $17.09, respectively. As of June 29, 2013, there were 3.6 million unvested RSUs outstanding with a weighted average grant date fair value of $18.42. The Company also granted approximately 0.1 million market stock units (MSU) in the first quarter of fiscal 2013 to its chief executive officer and chief financial officer. The MSUs were valued at $18.49 using the Monte Carlo simulation model. Each recipient of the MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s stock price achieves the defined measurement criteria. The Company is recognizing compensation expense over the required service period, and since these are market-based awards, the compensation expense will be recognized by the Company regardless of whether the required criteria is met to receive such shares unless the requisite service is not rendered.

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and RSUs. The vesting term of stock options granted to employees is generally five years with annual vesting of 20% per year on the anniversary of the grant date, and RSUs granted to employees generally vest over four years with annual vesting at 25% per year on the anniversary of the grant date. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that is ultimately expected to vest. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 7% as of June 29, 2013. This analysis is periodically re-evaluated and forfeiture rates will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.

At June 29, 2013, there was $39.6 million and $50.5 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs and MSUs), respectively, to be recognized over a weighted average period of 3.2 years and 2.8 years, respectively.

(11) Other Balance Sheet Information

	June 29, 2013	September 29, 2012
Inventories
Raw materials	$120,427	$134,983
Work-in-process	50,732	93,218
Finished goods	134,860	138,990

	$306,019	$367,191

Property, plant and equipment
Equipment and software	$319,233	$296,776
Equipment under customer usage agreements	270,437	249,692
Building and improvements	170,650	156,665
Leasehold improvements	65,583	71,943
Land	51,562	51,430
Furniture and fixtures	22,374	21,495

	899,839	848,001
Less – accumulated depreciation and amortization	(397,978)	(340,003)

	$501,861	$507,998

(12) Business Segments and Geographic Information

The Company has four reportable segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. Certain reportable segments represent an aggregation of operating units within each segment. The Company measures and evaluates its reportable segments based on segment revenues and operating income (loss) adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense, intangible asset impairment charges, contingent consideration charges, restructuring and divestiture charges and other one-time or unusual items and related tax effects.

Identifiable assets for the four principal operating segments consist of inventories, intangible assets including goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three and nine months ended June 29, 2013 and June 23, 2012. Segment information is as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Total revenues:
Diagnostics	$297,416	$158,710	$899,839	$464,615
Breast Health	230,016	211,460	670,882	645,443
GYN Surgical	75,835	77,672	230,436	233,395
Skeletal Health	22,869	22,386	69,004	70,651

	$626,136	$470,228	$1,870,161	$1,414,104

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Operating income (loss):
Diagnostics	$(1,067)	$11,466	$(33,750)	$53,223
Breast Health	53,167	48,910	146,004	145,196
GYN Surgical	6,274	17,740	9,137	(50,650)
Skeletal Health	2,778	2,411	8,532	9,651

	$61,152	$80,527	$129,923	$157,420

Depreciation and amortization:
Diagnostics	$92,166	$40,382	$273,109	$120,297
Breast Health	10,042	10,594	30,097	31,668
GYN Surgical	26,534	25,520	79,537	77,825
Skeletal Health	213	443	643	1,313

	$128,955	$76,939	$383,386	$231,103

Capital expenditures:
Diagnostics	$13,357	$11,016	$40,674	$28,640
Breast Health	4,221	2,691	13,710	6,473
GYN Surgical	2,442	4,138	7,538	10,138
Skeletal Health	180	—	387	198
Corporate	5,984	2,040	10,898	7,993

	$26,184	$19,885	$73,207	$53,442

	June 29, 2013	September 29, 2012
Identifiable assets:
Diagnostics	$5,867,786	$6,170,553
Breast Health	940,215	956,134
GYN Surgical	1,873,558	1,944,386
Skeletal Health	33,477	32,778
Corporate	1,618,167	1,373,257

	$10,333,203	$10,477,108

The Company had no customers with balances greater than 10% of accounts receivable as of June 29, 2013 or September 29, 2012, or any customer that represented greater than 10% of consolidated revenues during the three and nine months ended June 29, 2013 and June 23, 2012.

Products sold by the Company internationally are manufactured at both domestic and international locations. Transfers between the Company and its subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

The Company operates in the major geographic areas as noted in the below chart. Revenue data is based upon customer location, and internationally totaled $153.8 million and $478.7 million during the three and nine months ended June 29, 2013, respectively, and totaled $125.1 million and $360.1 million during the three and nine months ended June 23, 2012, respectively. Other than the United States, no single country accounted for more than 10% of consolidated revenues. The Company’s sales in Europe are predominantly derived from Germany, the United Kingdom and the Netherlands. The Company’s sales in Asia-Pacific are predominantly derived from China, Australia and Japan. The “All others” designation includes Canada, Latin America and the Middle East.

Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
United States	75%	73%	74%	75%
Europe	13%	12%	14%	12%
Asia	8%	10%	8%	8%
All others	4%	5%	4%	5%

	100%	100%	100%	100%

(13) Income Taxes

In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its projected annual earnings or effective tax rate, then the actual effective tax rate for the year-to-date may be the best annual effective tax rate estimate. For the nine months ended June 29, 2013, the Company determined that it was unable to reliably estimate its annual profit before tax and effective tax rate due to the sensitivity of the rate from the forecasted fiscal 2013 results. Therefore, the Company recorded a tax benefit for the nine months ended June 29, 2013 based on the actual effective rate for the nine months ended June 29, 2013.

The Company’s effective tax rates for the three and nine month periods ended June 29, 2013 were 58.2% and (33.0)% respectively, compared to 57.1% and 88.6%, respectively, for the corresponding periods in the prior year. For the three months ended June 29, 2013, the tax rate was higher than the statutory rate primarily due to non-deductible contingent consideration expense related to the TCT acquisition and unbenefited foreign losses, partially offset by the Section 199 manufacturing deduction. For the nine months ended June 29, 2013, the tax rate was lower than the statutory rate primarily due to a $19.6 million valuation allowance release related to capital losses that the Company has concluded are more likely than not realizable due to the $53.9 million gain recorded on the Makena sale (see Note 7), and the Section 199 manufacturing deduction, partially offset by non-deductible contingent consideration expense related to the TCT and Interlace acquisitions and unbenefited foreign losses. For the three and nine months ended June 23, 2012, the effective tax rates were higher than the statutory rate primarily due to non-deductible contingent consideration charges related to the TCT, Interlace, and Sentinelle Medical acquisitions and state taxes partially offset by the Section 199 manufacturing deduction. The Company also established a $2.6 million valuation allowance for Canadian tax credits due to uncertainties surrounding its ability to generate future taxable income to fully utilize these tax assets.

As of June 29, 2013, the Company has recorded $1.60 billion of net deferred tax liabilities compared to $1.76 billion at September 29, 2012. The Company’s deferred tax assets are periodically evaluated to determine their recoverability.

The Company has $113.4 million of gross unrecognized tax benefits, including interest, as of June 29, 2013. The gross unrecognized tax benefits increased by $58.5 million from September 29, 2012, of which $52.7 million resulted from uncertain tax positions related to the convertible debt exchange that took place in the second quarter of fiscal 2013. As of June 29, 2013, $58.8 million of the unrecognized tax benefits, if recognized, would reduce the Company’s effective tax rate. The remaining $54.6 million relates to temporary differences that would not affect the Company’s effective tax rate. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities in income tax expense. As of June 29, 2013, accrued interest, net of tax benefit, was $2.4 million and no penalties have been accrued.

The Company’s consolidated federal income tax return for the year ended September 24, 2011 is currently under audit, which began in July 2013.

(14) Goodwill and Intangible Assets

Goodwill

A rollforward of goodwill activity by reportable segment from September 29, 2012 to June 29, 2013 was as follows:

	Breast Health	Diagnostics	GYN Surgical	Skeletal Health	Total
Balance at September 29, 2012	$635,741	$2,283,447	$1,015,466	$8,125	$3,942,779
Gen-Probe acquisition adjustments	—	(3,526)	—	—	(3,526)
Chindex acquisition	1,798	—	—	—	1,798
SenoRx acquisition	692	—	—	—	692
Tax adjustments	—	(674)	12	—	(662)
Foreign currency	(3,102)	450	736	7	(1,909)

Balance at June 29, 2013	$635,129	$2,279,697	$1,016,214	$8,132	$3,939,172

Intangible Assets

Intangible assets consisted of the following:

Description	As of June 29, 2013		As of September 29, 2012
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$3,813,551	$1,013,545	$3,784,689	$788,274
In-process research and development	193,000	—	227,000	—
Customer relationships and contracts	1,101,244	273,627	1,097,842	205,612
Trade names	238,026	77,878	240,092	60,318
Patents	12,598	8,293	11,417	7,906
Business licenses	2,616	545	2,577	344
Non-competition agreements	290	280	310	223

Totals	$5,361,325	$1,374,168	$5,363,927	$1,062,677

During the third quarter of fiscal 2013, the Company determined that a developed technology asset was impaired and recorded a $1.7 million charge to cost of product sales to record the asset at its estimated fair value.

The estimated remaining amortization expense as of June 29, 2013 for each of the five succeeding fiscal years was as follows:

Remainder of Fiscal 2013	$111,125
Fiscal 2014	399,328
Fiscal 2015	384,454
Fiscal 2016	370,660
Fiscal 2017	361,484

(15) Product Warranties

Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Nine Months Ended:
June 29, 2013	$6,179	$8,815	$(7,174)	$7,820
June 23, 2012	$4,448	$5,632	$(5,150)	$4,930

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

(17) Pension and Other Employee Benefits

The Company has certain defined benefit pension plans covering the employees of its Hitec-Imaging German subsidiary (formerly AEG). As of June 29, 2013 and September 29, 2012, the Company’s pension liability was $9.9 million and $9.7 million, respectively, which is primarily recorded as a component of long-term liabilities in the Consolidated Balance Sheets. As of June 29, 2013 and September 29, 2012, the pension plans held no assets. The Company’s net periodic benefit cost and components thereof were not material during the three and nine months ended June 29, 2013 and June 23, 2012.

(18) Subsequent Event

Effective as of July 18, 2013, Robert A. Cascella resigned as the Company’s President and Chief Executive Officer, and as a member of the board of directors of the Company. He will continue to serve the Company through November 30, 2013 as a full-time, non-executive employee to assist in the transition to the Company’s new President and Chief Executive Officer. Effective as of July 18, 2013, John W. Cumming was appointed as the Company’s President and Chief Executive Officer.

(19) New Accounting Pronouncements

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

(20) Supplemental Guarantor Condensed Consolidating Financial Statements (Unaudited)

The Company’s Senior Notes issued in August 2012 are fully and unconditionally and jointly and severally guaranteed by Hologic, Inc. (“Parent/Issuer”) and each of its domestic subsidiaries. The following represents the supplemental condensed financial information of Hologic, Inc. and its guarantor and non-guarantor subsidiaries, as of June 29, 2013 and September 29, 2012 and for the three and nine months ended June 29, 2013 and June 23, 2012.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

June 29, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$504,383	$341,769	$112,292	$—	$958,444
Restricted cash	—	—	5,941	—	5,941
Accounts receivable, net	116,115	168,829	115,280	204	400,428
Inventories	78,257	163,871	63,908	(17)	306,019
Deferred income tax assets	—	16,861	689	(17,550)	—
Prepaid income taxes	36,808	1,912	—	(5,852)	32,868
Prepaid expenses and other current assets	21,876	12,228	13,541	—	47,645
Intercompany receivables	—	2,377,700	53,562	(2,431,262)	—

Total current assets	757,439	3,083,170	365,213	(2,454,477)	1,751,345

Property, plant and equipment, net	30,156	369,146	102,559	—	501,861
Intangible assets, net	22,099	3,862,762	102,296	—	3,987,157
Goodwill	281,067	3,519,727	138,378	—	3,939,172
Other assets	107,472	44,100	2,096	—	153,668
Investment in subsidiaries	9,749,521	116,145	2,296	(9,867,962)	—

Total assets	$10,947,754	$10,995,050	$712,838	$(12,322,439)	$10,333,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$657,370	$—	$—	$—	$657,370
Accounts payable	25,910	37,983	10,222	—	74,115
Accrued expenses	247,160	74,987	43,294	(6,130)	359,311
Deferred revenue	88,644	8,313	29,652	—	126,609
Deferred income tax liabilities	59,068	—	—	(17,550)	41,518
Intercompany payables	2,348,234	—	90,615	(2,438,849)	—

Total current liabilities	3,426,386	121,283	173,783	(2,462,529)	1,258,923

Long-term debt, net of current portion	4,347,300	—	—	—	4,347,300
Deferred income tax liabilities	80,514	1,462,129	11,055	—	1,553,698
Deferred service obligations – long-term	10,269	2,416	11,943	(2,192)	22,436
Other long-term liabilities	86,651	34,512	33,049	—	154,212

Total stockholders’ equity	2,996,634	9,374,710	483,008	(9,857,718)	2,996,634

Total liabilities and stockholders’ equity	$10,947,754	$10,995,050	$712,838	$(12,322,439)	$10,333,203

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

September 29, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$210,028	$269,416	$80,986	$—	$560,430
Restricted cash	—	—	5,696	—	5,696
Accounts receivable, net	101,538	192,349	115,522	(76)	409,333
Inventories	74,500	223,043	70,180	(532)	367,191
Deferred income tax assets	13,578	—	617	(2,480)	11,715
Prepaid income taxes	20,805	48,429	611	—	69,845
Prepaid expenses and other current assets	18,817	12,816	12,668	—	44,301
Intercompany receivables	—	2,094,017	55,761	(2,149,778)	—
Other current assets – assets held-for-sale	—	67,878	26,625	—	94,503

Total current assets	439,266	2,907,948	368,666	(2,152,866)	1,563,014

Property, plant and equipment, net	26,928	379,702	101,368	—	507,998
Intangible assets, net	24,034	4,162,930	114,286	—	4,301,250
Goodwill	279,956	3,522,474	140,349	—	3,942,779
Other assets	112,339	49,036	2,406	(1,714)	162,067
Investments in subsidiaries	9,782,940	101,615	2,296	(9,886,851)	—

Total assets	$10,665,463	$11,123,705	$729,371	$(12,041,431)	$10,477,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,847	$43,339	$14,037	$—	$87,223
Accrued expenses	238,387	86,566	50,052	(2,624)	372,381
Deferred revenue	92,234	10,307	27,147	—	129,688
Current portion of long-term debt	64,435	—	—	—	64,435
Intercompany payables	2,085,339	6,655	66,335	(2,158,329)	—
Other current liabilities – assets held-for-sale	—	5,520	2,102	—	7,622

Total current liabilities	2,510,242	152,387	159,673	(2,160,953)	661,349

Long-term debt, net of current portion	4,971,179	—	—	—	4,971,179
Deferred income tax liabilities	180,916	1,581,833	8,836	—	1,771,585
Deferred service obligations – long-term	7,536	1,160	7,601	(2,583)	13,714
Other long-term liabilities	34,559	30,587	34,504	(1,400)	98,250

Total stockholders’ equity	2,961,031	9,357,738	518,757	(9,876,495)	2,961,031

Total liabilities and stockholders’ equity	$10,665,463	$11,123,705	$729,371	$(12,041,431)	$10,477,108

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 29, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product sales	$106,536	$399,152	$114,759	$(90,494)	$529,953
Service and other revenues	81,406	15,874	11,259	(12,356)	96,183

	187,942	415,026	126,018	(102,850)	626,136

Costs and expenses:
Cost of product sales	57,735	143,819	76,552	(90,494)	187,612
Cost of product sales – amortization of intangible assets	1,336	73,617	1,037	—	75,990
Cost of product sales – impairment of intangible assets	—	—	1,714	—	1,714
Cost of service and other revenues	39,108	14,790	9,520	(12,356)	51,062
Research and development	8,033	37,104	2,642	—	47,779
Selling and marketing	17,860	43,536	21,515	—	82,911
General and administrative	19,997	31,279	9,200	—	60,476
Amortization of intangible assets	779	26,688	1,211	—	28,678
Contingent consideration – compensation expense	21,601	—	—	—	21,601
Contingent consideration – fair value adjustments	471	—	—	—	471
Restructuring and divestiture charges	563	3,746	2,381	—	6,690

	167,483	374,579	125,772	(102,850)	564,984

Income (loss) from operations	20,459	40,447	246	—	61,152
Interest income	146	35	123	—	304
Interest expense	(66,349)	(309)	(504)	—	(67,162)
Other (expense) income, net	178,080	(179,224)	(73)	—	(1,217)

(Loss) income before income taxes	132,336	(139,051)	(208)	—	(6,923)
Provision (benefit) for income taxes	50,844	(49,855)	3,038	—	4,027
Equity in earnings (losses) of subsidiaries	(92,442)	1,099	—	91,343	—

Net (loss) income	$(10,950)	$(88,097)	$(3,246)	$91,343	$(10,950)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended June 29, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product sales	$305,193	$1,177,734	$365,328	$(268,932)	$1,579,323
Service and other revenues	240,542	56,437	34,512	(40,653)	290,838

	545,735	1,234,171	399,840	(309,585)	1,870,161

Costs and expenses:
Cost of product sales	163,743	478,024	244,330	(268,932)	617,165
Cost of product sales – amortization of intangible assets	3,951	219,908	3,151	—	227,010
Cost of product sales – impairment of intangible assets	—	—	1,714	—	1,714
Cost of service and other revenues	118,106	46,158	29,904	(40,653)	153,515
Research and development	22,685	118,829	7,395	—	148,909
Selling and marketing	59,117	136,138	70,124	—	265,379
General and administrative	52,034	100,925	26,730	—	179,689
Amortization of intangible assets	2,234	80,024	3,613	—	85,871
Contingent consideration – compensation expense	80,475	—	—	—	80,475
Contingent consideration – fair value adjustments	11,310	—	—	—	11,310
Gain on sale of intellectual property, net	—	(53,884)	—	—	(53,884)
Restructuring and divestiture charges	948	17,632	4,505	—	23,085

	514,603	1,143,754	391,466	(309,585)	1,740,238

Income from operations	31,132	90,417	8,374	—	129,923
Interest income	376	113	282	—	771
Interest expense	(212,841)	(932)	(1,519)	—	(215,292)
Debt extinguishment loss	(3,247)	—	—	—	(3,247)
Other income (expense), net	179,837	(186,343)	6,327	—	(179)

(Loss) income before income taxes	(4,743)	(96,745)	13,464	—	(88,024)
(Benefit) provision for income taxes	24,255	(61,051)	7,708	—	(29,088)
Equity in earnings (losses) of subsidiaries	(29,938)	14,492	—	15,446	—

Net (loss) income	$(58,936)	$(21,202)	$5,756	$15,446	$(58,936)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 23, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product sales	$99,254	$245,902	$105,023	$(65,586)	$384,593
Service and other revenues	75,963	15,208	9,027	(14,563)	85,635

	175,217	261,110	114,050	(80,149)	470,228

Costs and expenses:
Cost of product sales	51,707	77,535	70,406	(65,586)	134,062
Cost of product sales – amortization of intangible assets	1,310	42,923	1,047	—	45,280
Cost of service and other revenues	37,848	15,125	7,836	(14,563)	46,246
Research and development	6,805	17,092	2,332	—	26,229
Selling and marketing	16,230	38,048	22,090	—	76,368
General and administrative	12,755	23,915	6,751	—	43,421
Amortization of intangible assets	678	13,859	1,196	—	15,733
Contingent consideration – compensation expense	15,502	—	—	—	15,502
Contingent consideration – fair value adjustments	(13,276)	—	—	—	(13,276)
Restructuring and divestiture charges	—	175	(39)	—	136

	129,559	228,672	111,619	(80,149)	389,701

Income from operations	45,658	32,438	2,431	—	80,527
Interest income	619	—	76	—	695
Interest expense	(24,746)	(363)	(484)	—	(25,593)
Other (expense) income, net	(1,024)	23	379	—	(622)

Income before income taxes	20,507	32,098	2,402	—	55,007
Provision (benefit) for income taxes	27,605	4,618	(810)	—	31,413
Equity in earnings (losses) of subsidiaries	30,692	(2,809)	—	(27,883)	—

Net income (loss)	$23,594	$24,671	$3,212	$(27,883)	$23,594

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended June 23, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product sales	$310,500	$744,785	$311,284	$(201,795)	$1,164,774
Service and other revenues	224,227	44,856	23,394	(43,147)	249,330

	534,727	789,641	334,678	(244,942)	1,414,104

Costs and expenses:
Cost of product sales	159,344	253,045	209,835	(201,795)	420,429
Cost of product sales – amortization of intangible assets	3,919	128,744	3,129	—	135,792
Cost of service and other revenues	115,557	43,342	22,011	(43,147)	137,763
Research and development	20,602	54,607	8,659	—	83,868
Selling and marketing	48,413	122,803	61,151	—	232,367
General and administrative	37,884	70,193	23,682	—	131,759
Amortization of intangible assets	2,032	41,578	3,594	—	47,204
Contingent consideration – compensation expense	44,064	—	—	—	44,064
Contingent consideration – fair value adjustments	35,034	—	—	—	35,034
Gain on sale of intellectual property, net	—	(12,424)	—	—	(12,424)
Restructuring and divestiture charges	—	371	457	—	828

	466,849	702,259	332,518	(244,942)	1,256,684

Income from operations	67,878	87,382	2,160	—	157,420
Interest income	1,660	77	210	—	1,947
Interest expense	(81,117)	(1,050)	(1,447)	—	(83,614)
Debt extinguishment loss	(42,347)	—	—	—	(42,347)
Other income, net	1,858	92	947	—	2,897

Income (loss) before income taxes	(52,068)	86,501	1,870	—	36,303
Provision for income taxes	2,296	28,256	1,618	—	32,170
Equity in earnings (losses) of subsidiaries	58,497	2,985	557	(62,039)	—

Net income (loss)	$4,133	$61,230	$809	$(62,039)	$4,133

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Three Months Ended June 29, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(10,950)	$(88,097)	$(3,246)	$91,343	$(10,950)
Foreign currency cumulative translation adjustment	—	(48)	(2,936)	—	(2,984)
Unrealized gain on available-for-sale securities	—	131	—	—	131

Comprehensive (loss) income	$(10,950)	$(88,014)	$(6,182)	$91,343	$(13,803)

For the Nine Months Ended June 29, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(58,936)	$(21,202)	$5,756	$15,446	$(58,936)
Foreign currency cumulative translation adjustment	—	189	(9,492)	—	(9,303)
Unrealized gain on available-for-sale securities	—	2,261	—	—	2,261

Comprehensive (loss) income	$(58,936)	$(18,752)	$(3,736)	$15,446	$(65,978)

For the Three Months Ended June 23, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$23,594	$24,671	$3,212	$(27,883)	$23,594
Foreign currency cumulative translation adjustment	—	(53)	(9,475)	—	(9,528)

Comprehensive income (loss)	$23,594	$24,618	$(6,263)	$(27,883)	$14,066

For the Nine Months Ended June 23, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$4,133	$61,230	$809	$(62,039)	$4,133
Foreign currency cumulative translation adjustment	—	(9)	(4,843)	—	(4,852)

Comprehensive (loss) income	$4,133	$61,221	$(4,034)	$(62,039)	$(719)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 29, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$218,493	$146,367	$50,964	$—	$415,824

INVESTING ACTIVITIES
Acquisition of businesses	(6,053)	—	(220)	—	(6,273)
Payment of additional acquisition consideration	(16,808)	—	—	—	(16,808)
Proceeds from sale of business, net of cash transferred	—	84,762	1,488	—	86,250
Purchase of property and equipment	(13,119)	(19,685)	(8,312)	—	(41,116)
Increase in equipment under customer usage agreements	(464)	(18,877)	(12,570)	—	(31,911)
Purchase of insurance contracts	(4,000)	—	—	—	(4,000)
Proceeds from sale of intellectual property	—	60,000	—	—	60,000
Purchase of cost-method investments	(3,400)	(225)	—	—	(3,625)
Sale of cost-method investments	2,104	—	—	—	2,104
Increase in other assets	(2,053)	(2,085)	(396)	—	(4,534)

Net cash provided by (used in) investing activities	(43,793)	103,890	(20,010)	—	40,087

FINANCING ACTIVITIES
Repayment of long-term debt	(48,750)	—	—	—	(48,750)
Payment of debt issuance cost	(7,019)				(7,019)
Payment of contingent consideration	(42,433)	—	—	—	(42,433)
Deferred acquisition consideration	(1,655)	—	—	—	(1,655)
Net proceeds from issuance of common stock pursuant to employee stock plans	51,220	—	—	—	51,220
Excess tax benefit related to equity awards	5,394	—	—	—	5,394
Payment of employee restricted stock minimum tax withholdings	(12,102)	—	—	—	(12,102)
Intercompany dividend	175,000	(175,000)	—	—	—

Net cash used in financing activities	119,655	(175,000)	—	—	(55,345)
Effect of exchange rate changes on cash and cash equivalents	—	(2,904)	352	—	(2,552)

Net increase in cash and cash equivalents	294,355	72,353	31,306	—	398,014
Cash and cash equivalents, beginning of period	210,028	269,416	80,986	—	560,430

Cash and cash equivalents, end of period	$504,383	$341,769	$112,292	$—	$958,444

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 23, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$265,388	$15,439	$3,804	$—	$284,631

INVESTING ACTIVITIES
Payment of additional acquisition consideration	(9,784)	—	—	—	(9,784)
Proceeds from sale of intellectual property	—	12,500	—	—	12,500
Purchase of property and equipment	(9,635)	(5,511)	(5,546)	—	(20,692)
Increase in equipment under customer usage agreements	—	(21,016)	(11,734)	—	(32,750)
Purchase of a cost-method investment	—	(250)	—	—	(250)
(Increase) decrease in other assets	—	(1,302)	354	—	(948)

Net cash used in investing activities	(19,419)	(15,579)	(16,926)	—	(51,924)

FINANCING ACTIVITIES
Payment of contingent consideration	(51,680)	—	—	—	(51,680)
Payment of debt issuance costs	(7,908)	—	—	—	(7,908)
Net proceeds from issuance of common stock pursuant to employee stock plans	21,741	—	—	—	21,741
Excess tax benefit related to equity awards	3,791	—	—	—	3,791
Payment of employee restricted stock minimum tax withholdings	(5,707)	—	—	—	(5,707)

Net cash used in financing activities	(39,763)	—	—	—	(39,763)
Effect of exchange rate changes on cash and cash equivalents	—	140	(334)	—	(194)

Net increase (decrease) in cash and cash equivalents	206,206	—	(13,456)	—	192,750
Cash and cash equivalents, beginning of period	644,697	—	67,635	—	712,332

Cash and cash equivalents, end of period	$850,903	$—	$54,179	$—	$905,082

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operations;

•	the coverage and reimbursement decisions of third-party payors relating to the use of our products and treatments;

•	the uncertainty of the impact of cost containment efforts and federal healthcare reform legislation on our business and results of operations;

•	the impact and anticipated costs of the U.S. excise tax on the sale of most of our medical devices, which became effective on January 1, 2013, on our business and results of operations;

•	the ability to successfully manage ongoing organizational and strategic changes, including the ability of the Company to attract, motivate and retain key employees;

•	the impact and anticipated benefits of the acquisition of Gen-Probe and the challenges associated with successfully integrating and operating the Gen-Probe business;

•	the impact and anticipated benefits of other recently completed acquisitions and acquisitions we may complete in the future;

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our filings with the Securities and Exchange Commission, including those set forth under the caption “Risk Factors” in Part II, Item 1A of this Report, and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012. We qualify all of our forward-looking statements by these cautionary statements.

OVERVIEW

We are a leading developer, manufacturer and supplier of premium diagnostics products, medical imaging systems and surgical products with an emphasis on serving the healthcare needs of women. Our core business units are focused on diagnostics, breast health, GYN surgical and skeletal health. On August 1, 2012, we completed our acquisition of Gen-Probe, which is part of our Diagnostics business segment.

We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases and screen donated human blood. Our molecular diagnostics products include our Aptima family of assays, our proprietary Invader and Transcription-Mediated-Amplification (“TMA”) chemistries and advanced instrumentation (Panther, Tigris and HTA). The Aptima family of assays is used to detect the common STDs chlamydia and gonorrhea, certain high-risk strains of HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. Our Invader chemistry comprises molecular diagnostic reagents used for a variety of DNA and RNA analysis applications, which includes our Cervista HPV HR and Cervista HPV 16/18 products to assist in the diagnosis of HPV, as well as other products to diagnose cystic fibrosis, cardiovascular risk and other diseases. In fiscal 2012, we received FDA clearance to use our Aptima Combo 2 assay for the detection of chlamydia and gonorrhea on our Panther instrument system. This was followed in fiscal 2013, by FDA clearance of our Aptima assay for Trichomonas vaginalis for use on the Panther system. In July 2013, the FDA approved our pre-market application for our Aptima HPV assay on the Panther system. Our diagnostics products also include the ThinPrep System, which is primarily used in cytology applications such as cervical cancer screening, and the Rapid Fetal Fibronectin Test, which assists physicians in assessing the risk of pre-term birth. In blood screening, we develop and manufacture the Procleix family of assays, which are used to detect HIV, HCV, HBV, WNV, HAV and Parvovirus in donated human blood. These blood screening products are marketed worldwide by our blood screening collaborator, Novartis Vaccines and Diagnostics, Inc., under Novartis’ trademarks.

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

Adiana, Affirm, Aptima, Aptima Combo 2, Aquilex, ATEC, Celero, Cervista, C-View, Contura, Dimensions, Eviva, Fluoroscan, Gen-Probe, Healthcome, Interlace, Invader, LORAD, MammoPad, MammoSite, MultiCare, MyoSure, NovaSure, Panther, PreservCyt, QDR, Rapid fFN, Sahara, SecurView, Selenia, Sentinelle, Serenity, StereoLoc, Suresound, TCT, ThinPrep, THA, THS, Tigris, TLI IQ, and Trident.

RECENT DEVELOPMENTS

Effective as of July 18, 2013, Robert A. Cascella resigned as our President and Chief Executive Officer, and as a member of our board of directors. He will continue to serve through November 30, 2013 as a full-time, non-executive employee to assist in the transition to our new President and Chief Executive Officer. Effective as of July 18, 2013, John W. Cumming was appointed as our President and Chief Executive Officer.

On August 1, 2012, we completed our acquisition of Gen-Probe. This acquisition, and the significant indebtedness we incurred to fund that acquisition, subject us to risks and uncertainties, including without limitation those described herein and under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for our year ended September 29, 2012.

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

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and imposes new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of certain medical devices effective January 1, 2013. The majority of our products fall under the government classification requiring the excise tax. Product sales in the United States represented 73% of our worldwide net product sales for the nine months ended June 29, 2013 and 73% for the year ended September 29, 2012. The law also includes new regulatory mandates and other measures designed to constrain medical costs, as well as stringent new reporting requirements of financial relationships between medical device manufacturers and physicians and hospitals. We expect compliance with the new healthcare legislation, including these new reporting requirements and the new excise tax, to impose significant additional administrative and financial burdens on us. Various healthcare reform proposals have also emerged at the state level and various foreign countries. The healthcare reform legislation and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. In addition, the excise tax has increased our costs of doing business. These reforms, cost containment measures and new taxes, including the uncertainty in the medical community regarding their nature and effect, could also have an adverse effect on our customers’ purchasing decisions regarding our products and treatments and could harm our business, results of operations, financial condition and prospects.

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

Professional societies, government agencies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities from time to time. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, cost-effectiveness, and use of related preventative services and treatments/therapies. Recommendations, guidelines or studies that are followed by patients and healthcare providers could result in decreased reimbursement or use of our products. For example, in November 2012, the American Congress of Obstetrics and Gynecologists, known as the ACOG, released updates in which they have recommended less frequent cervical cancer screening similar to guidelines released by ACOG in November 2009 and guidelines released in March 2012 by the U.S. Preventative Services Task Force, known as the USPSTF, and the American Cancer Society. However, the USPSTF recommendations now also include HPV co-testing for certain patient populations, an update from their draft guidelines in October 2011. Overall, we believe that these guidelines have contributed to an increase in testing intervals in the U.S. for cervical cancer screening, resulting in fewer such tests being performed.

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

The preliminary allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of August 1, 2012. We are continuing to obtain information to finalize the fair value of the acquired assets and liabilities, including tax assets and liabilities. Certain of Gen-Probe’s assets were designated as assets held-for-sale and recorded at fair value less the estimated cost to sell such assets. These represented non-core assets to our business plan and as of June 29, 2013 all of these assets had been sold. On March 22, 2013, we completed the sale of our LIFECODES business to Immucor, Inc. for $85.0 million in cash, subject to adjustment, plus a contingent payment of an additional $10.0 million if certain future revenue results are achieved. We recorded a $0.9 million gain from this transaction in the second quarter of fiscal 2013 within restructuring and divestiture charges in the consolidated statement of operations. In the first and third quarters of fiscal 2013, we completed the sale of the other asset groups classified as held-for-sale for an aggregate of $2.8 million.

In connection with this acquisition, we recorded $227.0 million of in-process research and development assets related to six projects. Subsequent to the acquisition and through July 2013, we have received FDA approval for three projects with an aggregate value of $201.0 million. The other projects are expected to be completed over the next four years with a total estimated cost of approximately $42 million to complete such projects. Given the uncertainties inherent with product development and introduction, we can give no assurance that any of our product development efforts will be successful, completed on a timely basis or within budget, if at all.

RESULTS OF OPERATIONS

All dollar amounts in the tables below are presented in thousands.

Product Sales

	Three Months Ended						Nine Months Ended
	June 29, 2013		June 23, 2012		Change		June 29, 2013		June 23, 2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Diagnostics	$289,984	46%	$156,476	33%	$133,508	85%	$873,410	47%	$459,062	32%	$414,348	90%
Breast Health	148,442	24%	135,375	29%	13,067	10%	428,059	23%	424,529	30%	3,530	1%
GYN Surgical	75,506	12%	77,316	16%	(1,810)	(2)%	229,434	12%	232,307	16%	(2,873)	(1)%
Skeletal Health	16,021	3%	15,426	3%	595	4%	48,420	3%	48,876	3%	(456)	(1)%

	$529,953	85%	$384,593	82%	$145,360	38%	$1,579,323	84%	$1,164,774	82%	$414,549	36%

Diagnostics product sales increased 85% and 90% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year, primarily due to the inclusion of Gen-Probe’s product sales (acquired in the fourth quarter of fiscal 2012), which contributed $141.1 million and $427.5 million of revenue in the current three and nine month periods, respectively, partially offset by lower ThinPrep revenues of $5.5 million and $14.7 million, respectively. The decline in ThinPrep sales in the current three and nine month periods compared to the corresponding periods in the prior year was primarily due to lower domestic volumes, which we attribute to an increase in testing intervals as a result of recent screening recommendations from governmental agencies and professional organizations. In addition, in the current three and nine month periods compared to the prior year corresponding periods, we experienced lower average selling prices in China, at least in part, due to restructuring the sales channel as we move toward using a combination of dealers and our direct sales force to gain broader market coverage. However, international ThinPrep unit volumes were higher in the current three and nine month periods compared to the prior year corresponding periods. Partially offsetting the decline in the current nine month period compared to the corresponding period in the prior year was an increase in revenues of $4.8 million from our Cervista HPV products, as we continue to gain new customer accounts and increase unit sales to existing customers. The inclusion of Gen-Probe’s results for the nine month period is partially impacted by the Novartis collaboration. Pursuant to the collaboration, a portion of Gen-Probe’s revenue is contingent on donations testing revenue earned by Novartis. As a result, amounts to be received for this contingent revenue related to inventory on hand and not yet utilized by Novartis’ customers as of the date of our acquisition of Gen-Probe were recorded as unbilled accounts receivable on the balance sheet in purchase accounting and were not recorded as revenue in our results of operations. In the current nine month period this contingent revenue recorded in purchase accounting of $23.5 million was not recognized in our results of operations.

Breast Health product sales increased 10% and 1% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. In the current three and nine month periods, our digital mammography systems revenue increased $16.7 million and $14.3 million, respectively, compared to the corresponding periods in the prior year as we sold more 3D Dimensions units with higher average selling prices in the United States, partially offset by lower average selling prices internationally. In the current three month period, sales of our 2D Dimensions were slightly lower, and Selenia systems were flat compared to the prior year corresponding period. Partially offsetting the increase in 3D Dimensions sales in the current nine month period, we had lower unit sales of our 2D Dimensions systems on a worldwide basis, and lower unit sales and average selling prices for our Selenia systems on a worldwide basis. We also experienced a decline in sales of related components and workstations primarily in the United States of $6.7 million in the current nine month period compared to the corresponding period in the prior year. Our breast biopsy products revenue increased $3.0 million and $7.1 million in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to an increase in the number of Eviva biopsy devices sold in the United States, and to a lesser extent internationally, and an increase in Celero devices sold in the United States. Partially offsetting the increase in the current nine month period was a decline of ATEC devices sold in the United States and lower average selling prices internationally, both of which we attributed to the introduction and increased sales of our Eviva biopsy devices.

GYN Surgical product sales decreased 2% and 1% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to the decline in sales of NovaSure devices of $7.2 million and $14.3 million, respectively, and the discontinuance of Adiana system sales, which contributed $2.2 million and $11.8 million of revenue in the prior year periods, respectively, partially offset by an increase in MyoSure system sales, including our new Aquilex fluid management system used with our MyoSure devices, of $7.7 million and $23.1 million, respectively. We experienced a decrease in the number of NovaSure devices sold in the United States, which we primarily attribute to the continuing effect of unemployment and economic uncertainty and the trend toward higher insurance co-payments and deductibles, resulting in cost-conscious patients delaying surgery or opting for lower cost and generally less effective alternatives. Partially offsetting this decrease, we sold more units internationally in both the current three and nine month periods compared to the corresponding periods in the prior year. The reduction in Adiana system revenues was due to our decision to cease manufacturing, marketing and selling the product as of the end of the second quarter of fiscal 2012, determining it was not financially viable and would not become so in the foreseeable future. The MyoSure system was FDA approved shortly before we acquired Interlace Medical, Inc. (“Interlace”) in January 2011 and the product continues to gain strong market acceptance.

Skeletal Health product sales increased 4% and decreased 1% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. The increase in the current three month period is primarily due to an increase in our osteoporosis assessment product sales worldwide and an increase in mini C-arm sales, primarily due to the introduction of our new Insight FD product. In the current nine month period, we experienced a decline of $4.3 million in our osteoporosis assessment product sales worldwide, partially offset by an increase in mini C-arm sales of $3.8 million, primarily due to the introduction of our new Insight FD product.

Product sales by geography as a percentage of total product sales were as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
United States	74%	72%	73%	73%
Europe	14%	12%	14%	12%
Asia	9%	10%	9%	9%
All others	3%	6%	4%	6%

	100%	100%	100%	100%

The increase in product sales in the United States as a percent of consolidated product sales in the current three month period compared to the corresponding period in the prior year is primarily due to higher sales of 3D Dimensions systems. The increase in European product sales as a percent of consolidated product sales in the current three and nine months periods is primarily due to the inclusion of Gen-Probe product sales in Europe and, to a lesser extent, a higher percentage of Selenia system unit sales to total sales in that region.

Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 29, 2013		June 23, 2012		Change		June 29, 2013		June 23, 2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$96,183	15%	$85,635	18%	$10,548	12%	$290,838	16%	$249,330	18%	$41,508	17%

Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 12% and 17% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily in our Breast Health business due to an increase in the number of service contracts driven by an increase in the installed base of our digital mammography systems. In addition, the inclusion of Gen-Probe contributed $5.8 million and $21.5 million in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year.

Cost of Product Sales

	Three Months Ended						Nine Months Ended
	June 29, 2013		June 23, 2012		Change		June 29, 2013		June 23, 2012		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Sales	$187,612	35%	$134,062	35%	$53,550	40%	$617,165	39%	$420,429	36%	$196,736	47%
Cost of Product Sales – Amortization of Intangible Assets	75,990	14%	45,280	12%	30,710	68%	227,010	14%	135,792	12%	91,218	67%
Cost of Product Sales – Impairment of Intangible Assets	1,714	0%	—	—	1,714	100%	1,714	0%	—	—	1,714	100%

	$265,316	50%	$179,342	47%	$85,974	48%	$845,889	54%	$556,221	48%	$289,668	52%

Product sales gross margin decreased to 50% and 46% in the current three and nine month periods compared to 53% and 52% in the corresponding periods in the prior year, primarily due to higher intangible asset amortization expense and charges for additional costs related to the sale of acquired inventory written up to fair value in purchase accounting.

Cost of Product Sales. The cost of product sales as a percentage of product sales was 35% and 39% in the current three and nine month periods, respectively, compared to 35% and 36% in the corresponding periods in the prior year. Cost of product sales as a percentage of product sales in the current three month period decreased in Breast Health and Skeletal Health, increased in Diagnostics, and remained flat in GYN Surgical compared to the corresponding periods in the prior year, resulting in an overall consistent rate in the current year compared to the corresponding period in the prior year. In the current nine month period, the cost of product sales as a percentage of product sales increased in Diagnostics, was relatively consistent in Breast Health and Skeletal Health, and declined in GYN Surgical, resulting in an overall higher rate compared to the corresponding period in the prior year.

The Diagnostics’ gross margin rate declined in the current three and nine month periods compared to the corresponding periods in the prior year, primarily due to a decline in domestic ThinPrep sales and lower average selling prices in China and other international markets, unfavorable manufacturing and overhead variances, higher service costs and depreciation of equipment at customer sites, and distribution costs. The current nine month period gross margin rate also was lower due to the inclusion of Gen-Probe results, which included $52.4 million of additional costs related to the sale of acquired inventory written up to fair value in purchase accounting. In addition, Gen-Probe’s gross margin since acquisition has been lower than its historical gross margin rate primarily due to the purchase accounting effect on our collaboration agreement with Novartis in our blood screening business. Based on the Novartis collaboration terms, a portion of Gen-Probe’s revenue is contingent on donations testing revenue earned by Novartis, however, Gen-Probe recognizes the full product cost upon shipment. As a result, amounts to be received for this contingent revenue related to inventory on hand and not yet utilized by Novartis’ customers as of the acquisition date were recorded as unbilled accounts receivable on the balance sheet in purchase accounting and were not recorded as revenue in our results of operations. In the current nine month period, this contingent revenue of $23.5 million was not recognized in our results of operations.

Breast Health experienced an increase in gross margin in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to an increase in the number of units sold of our 3D Dimensions systems in the United States and higher average selling prices for these units coupled with a decrease in Selenia system sales as a percentage of total unit sales for the current three month period and lower Selenia unit sales in the current nine month period compared to the corresponding periods in the prior year. Selenia systems have lower average selling prices and gross margins than our Dimensions systems. Partially offsetting this increase was a lower gross margin rate in our breast biopsy business, primarily due to the sales mix in the current three and nine month periods as we sold more Eviva disposables and less ATEC disposables as a percentage of revenue compared to the corresponding periods in the prior year. Eviva disposables carry a higher manufacturing cost and additional royalty charges. We also experienced unfavorable absorption and higher production spend for this line of business primarily due to the transfer of production from Indianapolis to Costa Rica, resulting in production of some of our breast biopsy products at two facilities. Once the transfer is complete, which is expected in fiscal 2014, these devices will be produced solely in Costa Rica, which we expect will result in overall lower production costs.

The GYN Surgical gross margin rate for the current three month period was consistent with the prior year corresponding period due to favorable manufacturing absorption and the discontinuance of the Adiana system in fiscal 2012, offset by the impact of lower NovaSure system sales. In the current nine month period, the gross margin rate improved primarily due to the Adiana system discontinuance partially offset by lower NovaSure system sales. The Adiana system had a much lower gross margin rate compared to GYN Surgical’s other core products. During the second quarter of fiscal 2012, we determined the product was not financially viable and would not become so in the foreseeable future. As a result, we ceased manufacturing, marketing and selling our Adiana system and recorded a charge of $19.5 million in the nine month period in the prior year for the write-off of inventory, manufacturing equipment and equipment at customer sites, and contractual purchase orders for which there was no expected future use of the materials and components. In addition, the improved gross margin in the current nine month period is partially due to the increase in MyoSure system sales and the transfer of its production to Costa Rica, which has resulted in overall lower production costs.

Skeletal Health had a higher gross margin rate in the current three month period compared to the corresponding period in the prior year primarily due to favorable product mix. The gross margin rate in the current nine month period was consistent with the prior year period.

Cost of Product Sales – Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology. These intangible assets are generally amortized over their estimated useful lives of between 8.5 and 20 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. The economic pattern is based on undiscounted future cash flows. The increase in amortization expense in the current three and nine month periods compared to the corresponding periods in the prior year is primarily due to the inclusion of Gen-Probe, which accounted for $32.3 million and $96.1 million, respectively, of additional expense.

Cost of Product Sales – Impairment of Intangible Assets. During the third quarter of fiscal 2013, the Company determined that a developed technology asset was impaired, primarily due to its decision to cease selling and providing support for such product. As a result, the Company recorded a charge of $1.7 million to record the asset at its fair value.

Cost of Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 29, 2013		June 23, 2012		Change		June 29, 2013		June 23, 2012		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$51,062	53%	$46,246	54%	$4,816	10%	$153,515	53%	$137,763	55%	$15,752	11%

Service and other revenues gross margin was 47% in the current three and nine month periods compared to 46% and 45% in the corresponding periods in the prior year. Within our Breast Health segment, the continued conversion of a high percentage of our domestic installed base of digital mammography systems to service contracts upon expiration of the warranty period without a corresponding increase in costs to service such contracts has resulted in higher gross margins, partially offset by increased warranty, higher spare parts and additional headcount.

Operating Expenses

	Three Months Ended						Nine Months Ended
	June 29, 2013		June 23, 2012		Change		June 29, 2013		June 23, 2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$47,779	8%	$26,229	6%	$21,550	82%	$148,909	8%	$83,868	6%	$65,041	78%
Selling and marketing	82,911	13%	76,368	16%	6,543	9%	265,379	14%	232,367	16%	33,012	14%
General and administrative	60,476	10%	43,421	9%	17,055	39%	179,689	10%	131,759	9%	47,930	36%
Amortization of intangible assets	28,678	5%	15,733	3%	12,945	82%	85,871	5%	47,204	3%	38,667	82%
Contingent consideration – compensation expense	21,601	3%	15,502	3%	6,099	39%	80,475	4%	44,064	3%	36,411	83%
Contingent consideration – fair value adjustments	471	0%	(13,276)	(3)%	13,747	(104)%	11,310	1%	35,034	2%	(23,724)	(68)%
Gain on sale of intellectual property	—	—%	—	—	—	—%	(53,884)	(3)%	(12,424)	(1)%	(41,460)	334%
Restructuring and divestiture charges	6,690	1%	136	0%	6,554	4819%	23,085	1%	828	0%	22,257	2,688%

	$248,606	40%	$164,113	35%	$84,493	51%	$740,834	40%	$562,700	40%	$178,134	32%

Research and Development Expenses. Research and development expenses increased 82% and 78% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to $21.1 million and $69.8 million of additional expense, respectively, from the inclusion of Gen-Probe. Partially offsetting this increase was a decline in compensation and benefits from lower headcount and bonus expense in the legacy Hologic businesses. In addition, expenses were lower in the current nine month period due to no development projects related to our Adiana system as a result of its discontinuance in fiscal 2012. Research and development primarily reflects spending on new product development programs, regulatory compliance and clinical research and trials. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 9% and 14% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to $9.8 million and $36.0 million of additional expense, respectively, from the inclusion of Gen-Probe, higher compensation for additional sales personnel worldwide, and integration costs related to the Gen-Probe acquisition. In the current nine month period, we also had higher marketing spend for our initiatives related to our 3D Dimensions tomosynthesis products and MyoSure system, and higher training and traveling expenses for increased sales personnel headcount. Partially offsetting these increases in both the current three and nine month periods were a lack of expenditures for our NovaSure direct-to-consumer advertising campaign, which was completed in fiscal 2012, the discontinuance of the Adiana system, and decreases for international trade shows, meetings and medical education.

General and Administrative Expenses. General and administrative expenses increased 39% and 36% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to $14.8 million and $41.9 million of additional expense, respectively, from the inclusion of Gen-Probe, integration costs related to the Gen-Probe acquisition, the medical device excise tax of $5.4 million and $11.9 million, respectively, higher compensation and benefits, and an increase in information technology service contracts from an increase of licenses, partially offset by lower acquisition transaction costs to third-parties and consulting costs. In the current three month period we also incurred higher legal fees. In the current nine month period these increases were partially offset by a legal settlement benefit, lower bad debt expense due to a writeoff of an international account in the first quarter of fiscal 2012, and the first quarter of fiscal 2012 also included charges for ongoing sales tax audits.

Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, business licenses and non-compete agreements related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increase in the current three and nine month periods compared to the corresponding periods in the prior year is primarily due to the inclusion of Gen-Probe, which accounted for $13.5 million and $40.4 million, respectively, of additional expense.

Contingent Consideration – Compensation Expense. In connection with certain of our recent acquisitions, we are obligated to make contingent earn-out payments. Amounts recorded in this financial statement line item are those contingent payments that are contingent on future employment. These payments are also generally based on achieving certain performance milestones, typically incremental revenue growth, as is the case for our TCT International Co., Ltd. (“TCT”) acquisition. The amounts recorded in fiscal 2013 relate solely to TCT, and in fiscal 2012, primarily relate to TCT. The increase in expense in the current quarter compared to the corresponding period in the prior year is due to higher revenue growth from TCT during the measurement period, resulting in a higher payout obligation for the second measurement period. The measurement period for the TCT earn-out has been completed.

Contingent Consideration – Fair Value Adjustments. In connection with our acquisitions of Sentinelle Medical Inc. (“Sentinelle Medical”) and Interlace, we were required to pay future consideration that was contingent on achieving certain revenue based milestones. As of each respective acquisition date, we recorded contingent consideration liabilities for the estimated fair value of the amount we expected to pay to the former shareholders of the acquired business. This liability was not contingent on future employment and was based on future revenue projections of the respective businesses under various potential scenarios and weighted probability assumptions of these outcomes. At each reporting period, we re-measured the fair value of these liabilities and recorded the changes in fair value in our Consolidated Statements of Operations. Increases or decreases in the fair value of contingent consideration liabilities resulted from accretion of the liability for the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. The Sentinelle Medical final measurement period ended in the fourth quarter of fiscal 2012, and as a result the charges recorded in fiscal 2013 relate solely to Interlace. We recorded charges of $0.5 million and $11.3 million in the current three and nine month periods, respectively, reflecting an increase in the fair value of the liability due to higher revenues for Interlace than estimated. In the first three and nine month periods of fiscal 2012, we recorded a net benefit of $13.3 million and a charge of $35.0 million, respectively, primarily related to a change in estimated revenues during each period, primarily related to recording the Interlace liability at fair value, and to a lesser extent Sentinelle Medical. The measurement period for the Interlace earn-out has been completed.

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

Restructuring and Divestiture Charges. In the fourth quarter of fiscal 2012, in connection with our acquisition of Gen-Probe, we implemented a restructuring action to consolidate our Diagnostics operations by decreasing headcount and transferring our legacy molecular diagnostics operations in Madison, Wisconsin to San Diego, California. We also finalized our decision to transfer production of our interventional breast products from our Indianapolis facility to our Costa Rica facility. In addition, we are transferring our Selenium panel coating production line from Germany to Newark, Delaware. In the third quarter of fiscal 2013, we implemented a restructuring action to reduce expenses which included terminating employees. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are generally being recognized ratably over the respective required employee service periods, and other charges are being recognized as incurred. In the current three and nine month periods, we recorded restructuring charges of $6.5 million and $23.6 million, respectively, which is primarily comprised of severance and related benefits. In addition, we recorded a net divestiture charge of $0.2 million in the current quarter and a net gain of $0.6 million in the current nine month period, primarily related to the sale of our LIFECODES business in the second quarter of fiscal 2013.

In the fiscal 2012 three and nine month periods, we recorded net charges of $0.1 million and $0.8 million, respectively, in connection with our decision to cease manufacturing and selling our Adiana system discussed above and for a lease obligation.

For additional information pertaining to restructuring actions and charges, please refer to Note 4 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Interest Income

	Three Months Ended				Nine Months Ended
	June 29, 2013	June 23, 2012	Change		June 29, 2013	June 23, 2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$304	$695	$(391)	(56)%	$771	$1,947	$(1,176)	(60)%

Interest income decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to a decrease in average cash and cash equivalents balances and lower rates on funds invested in sweep accounts.

Interest Expense

	Three Months Ended				Nine Months Ended
	June 29, 2013	June 23, 2012	Change		June 29, 2013	June 23, 2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(67,162)	$(25,593)	$(41,569)	162%	$(215,292)	$(83,614)	$(131,678)	157%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred financing costs on our convertible notes, amounts outstanding under our Credit Agreement, and Senior Notes. The increase in interest expense in the current three and nine month periods compared to the corresponding periods in the prior year was primarily due to debt borrowed under the Credit Agreement and sale of Senior Notes in connection with our Gen-Probe acquisition in the fourth quarter of fiscal 2012. In the current nine month period, we incurred additional expenses of $4.1 million related to our retirement, pursuant to separate, privately-negotiated exchange agreements, of $370.0 million in aggregate principal of our 2.00% Convertible Notes due 2037 (the “2007 Notes”) for $370.0 million in aggregate principal of new 2.00% Convertible Notes due 2043 (the “2013 Notes”). This exchange enabled us to extend the first put date to December 2017 as well as the subsequent put dates, as disclosed in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis, with the conversion price of the notes remaining at approximately $38.59. The 2013 Notes bear interest at a rate of 2.00% per year on the original principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, ending on December 15, 2013 and accrete principal, which we will accrue as an additional interest expense, from their date of issuance at a rate of 4.00% per year until and including December 15, 2017, and 2.00% per year thereafter. Since the exchange was a modification for accounting purposes, the issuance costs were expensed and not capitalized. In addition, in the current nine month period we incurred additional expenses of $2.4 million related to our refinancing of the Term Loan A tranche and Revolving Facility under the Credit Agreement, which lowered the interest rate 100 basis points. The majority of this refinancing was accounted for as a modification for accounting purposes and the pro-rata amount of issuance costs were expensed and not capitalized. Partially offsetting this increase was lower amortization of our convertible notes’ debt discount.

For additional information pertaining to our debt, please refer to Note 5 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Debt Extinguishment Loss

	Three Months Ended				Nine Months Ended
	June 29, 2013	June 23, 2012	Change		June 29, 2013	June 23, 2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Loss	$—	$—	$—	—%	$(3,247)	$(42,347)	$39,100	(92)%

In the second quarter of fiscal 2013, we refinanced the Term Loan A tranche of the Credit Agreement and certain existing creditors opted not to participate in such refinancing. As a result, the pro-rata share of the original debt discount and issuance costs related to these creditors aggregating $3.2 million was recorded as a debt extinguishment loss.

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

Other (Expense) Income, net

	Three Months Ended				Nine Months Ended
	June 29, 2013	June 23, 2012	Change		June 29, 2013	June 23, 2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

Other (Expense) Income, net	$(1,217)	$(622)	$(595)	(96)%	$(179)	$2,897	$(3,076)	(106)%

In the third quarter of fiscal 2013, this account was primarily comprised of an other-than temporary impairment charge for a cost-method investment of $4.7 million and net foreign currency exchange losses of $0.5 million, partially offset by a $2.0 million gain on the sale of a cost-method investment, and $1.6 million from investment and insurance recoveries. In the third quarter of fiscal 2012, this account was primarily comprised of losses on the cash surrender value of life insurance contracts related to our Nonqualified Deferred Compensation Plan, which is driven by underlying changes in stock market valuations, of $1.1 million, partially offset by other miscellaneous gains of $0.5 million.

For the current nine month period, this account was primarily comprised of other-than temporary impairment charges for cost-method investments of $6.4 million and net foreign currency losses of $0.3 million, partially offset by investment gains related to our deferred compensation plan investments of $2.7 million, a $2.0 million gain on the sale of a cost method investment and $1.5 million from investment and insurance recoveries. For the prior year nine month period, this account was primarily comprised of gains on the cash surrender value of life insurance contracts related to our Nonqualified Deferred Compensation Plan of $1.9 million, other miscellaneous gains of $0.5 million, and net foreign currency transaction gains of $0.4 million.

Provision (Benefit) for Income Taxes

	Three Months Ended				Nine Months Ended
	June 29, 2013	June 23, 2012	Change		June 29, 2013	June 23, 2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision (benefit) for Income Taxes	$4,027	$31,413	$(27,386)	(87)%	$(29,088)	$32,170	$(61,258)	(190)%

In the third quarter of fiscal 2013, we were unable to reliably estimate our annual profit before tax and effective tax rate due to the sensitivity to the rate as it relates to our forecasted fiscal 2013 results. Therefore, we recorded a tax provision in the third quarter on a year to date basis based on the effective tax rate for the first nine months of fiscal 2013.

Our effective tax rates for the current three and nine month periods were 58.2% and (33.0)% respectively, compared to 57.1% and 88.6%, respectively, for the corresponding periods in the prior year. For the current quarter, the tax rate was higher than the statutory rate primarily due to non-deductible contingent consideration expense related to the TCT acquisition and unbenefited foreign losses, partially offset by the Section 199 manufacturing deduction. For the current nine month period, the tax rate was lower than the statutory rate primarily due to a $19.6 million valuation allowance release related to capital losses that we concluded were more likely than not realizable due to the $53.9 million gain recorded on the Makena sale (see Note 7), and the Section 199 manufacturing deduction, partially offset by non-deductible contingent consideration expense related to the TCT and Interlace acquisitions and unbenefited foreign losses. For the prior year three and nine month periods, the effective tax rates were higher than the statutory rate primarily due to non-deductible contingent consideration expense related to the TCT, Interlace, and Sentinelle Medical acquisitions and state taxes partially offset by the Section 199 manufacturing deduction. We also established a $2.6 million valuation allowance for Canadian tax credits due to uncertainties surrounding our ability to generate future taxable income to fully utilize these tax assets.

Segment Results of Operations

We report our business in the following four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. We measure segment performance based on total revenues and operating income. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income by segment.

Diagnostics

	Three Months Ended				Nine Months Ended
	June 29, 2013	June 23, 2012	Change		June 29, 2013	June 23, 2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$297,416	$158,710	$138,706	87%	$899,839	$464,615	$435,224	94%

Operating (Loss) Income	$(1,067)	$11,466	$(12,533)	(109)%	$(33,750)	$53,223	$(86,973)	(163)%

Operating (Loss) Income as a % of Segment Revenue	(0)%	7%			(4)%	11%

Diagnostics revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in product sales discussed above, which is primarily attributable to the inclusion of Gen-Probe.

Operating income for this business segment decreased in the current three and nine month periods compared to the corresponding periods in the prior year. While gross margin in absolute dollars increased in the current year periods due primarily to the inclusion of Gen-Probe as discussed above, higher operating expenses more than offset the gross margin impact. The gross margin rate decreased to 47.8% and 41.8% in the current three and nine month periods, respectively, from 55.7% and 56.1% in the prior year corresponding periods, which is primarily attributable to the inclusion of Gen-Probe and additional charges related to intangible asset amortization expense of $32.3 million and $96.1 million, respectively, and the recognition of additional costs of sales as a result of inventory written up to fair value in purchase accounting of $52.4 million in the current nine month period.

Operating expenses increased in the current three and nine month periods primarily due to the inclusion of Gen-Probe, which contributed $59.1 million and $188.1 million, respectively, comprised of research and development, sales and marketing, general and administrative and amortization expense. In addition, this segment incurred restructuring charges of $3.0 million and $15.5 million, respectively, inclusive of Gen-Probe, an increase in TCT contingent consideration expense of $6.6 million and $37.9 million, respectively, compared to the corresponding periods in the prior year, medical device excise taxes of $1.3 million and $3.1 million, respectively, and integration costs. Partially offsetting these increases were reductions in headcount and bonus expenses in the legacy Hologic businesses. In addition, in the current nine month period, we recorded a net gain of $53.9 million related to the settlement with KV for the sale of our rights to Makena discussed above, and in the prior year second quarter, we recorded a net gain of $12.4 million related to the Makena sale.

Breast Health

	Three Months Ended				Nine Months Ended
	June 29, 2013	June 23, 2012	Change		June 29, 2013	June 23, 2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$230,016	$211,460	$18,556	9%	$670,882	$645,443	$25,439	4%

Operating Income	$53,167	$48,910	$4,257	9%	$146,004	$145,196	$808	1%

Operating Income as a % of Segment Revenue	23%	23%			22%	22%

Breast Health revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the $13.1 million and $3.5 million increase in product revenue, respectively, discussed above and the $5.5 million and $21.9 million increase in service revenues, respectively, that was substantially related to additional service contracts for the increased number of digital mammography systems in our installed base.

Operating income for this business segment increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in gross margin dollars from higher revenues discussed above, partially offset by an increase in operating expenses in the current year periods as discussed below.

In the current three and nine month periods, absolute gross margin dollars increased compared to the prior year corresponding periods. The increase in the current quarter is primarily due to the increase in product revenues and related gross margin, partially offset by the $1.7 million impairment charge for a certain developed technology asset. The increase in the current nine month period is primarily due to improved service margins. The overall gross margin rate increased to 49.7% in the current quarter compared to 48.9% in the corresponding period in the prior year and remained relatively consistent in the current nine month period at 49.4% compared to 49.2% in the corresponding prior year period. The product gross margin rate increased to 49.1% in the current quarter compared to 48.1% in the prior year period and decreased to 48.9% in the current nine month period from 49.6% in the corresponding period in the prior year as discussed above. Operating expenses increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to $2.8 million and $7.4 million, respectively, of restructuring charges, the medical device excise tax of $1.6 million and $3.9 million, respectively, and an increase in international sales personnel and related expenses, partially offset by a reduction in bonus expenses.

GYN Surgical

	Three Months Ended				Nine Months Ended
	June 29, 2013	June 23, 2012	Change		June 29, 2013	June 23, 2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$75,835	$77,672	$(1,837)	(2)%	$230,436	$233,395	$(2,959)	(1)%

Operating Income (Loss)	$6,274	$17,740	$(11,466)	(65)%	$9,137	$(50,650)	$59,787	(118)%

Operating Income (Loss) as a % of Segment Revenue	8%	23%			4%	(22)%

GYN Surgical revenues decreased in the current three and nine month periods compared to the corresponding periods in the prior year due to the decrease in product sales discussed above.

Operating income for this business segment decreased in the current three month period and increased in the current nine month period compared to the corresponding periods in the prior year. In the current quarter, gross margin in absolute dollars was relatively consistent, and in the current nine month period increased compared to the prior year period primarily due to $19.5 million of charges recorded in cost of product sales in the prior year nine month period related to the discontinuance of the Adiana system discussed above. The gross margin rate improved to 56.8% and 57.3% in the current three and nine month periods, respectively, from 56.3% and 47.4% in the prior year corresponding periods. Gross margin also improved primarily due to higher sales of our MyoSure system, which was partially offset by a reduction in NovaSure system sales.

Operating expenses increased in the current quarter primarily due to a credit of $10.8 million recorded in the prior year corresponding period to reduce the Interlace contingent consideration liability and $1.0 million for the medical device excise tax. In the current nine month period operating expenses decreased due to lower Interlace contingent consideration charges of $26.5 million, a reduction in advertising expenditures for our NovaSure system’s direct-to-consumer advertising campaign which ended in fiscal 2012, lower legal expenses primarily relating to a lawsuit settlement in fiscal 2012, and lower marketing, medical education and research and development expenses due to the discontinuance of the Adiana product line. In addition, we recorded charges for an ongoing sales tax audit in the first quarter of fiscal 2012.

Skeletal Health

	Three Months Ended				Nine Months Ended
	June 29, 2013	June 23, 2012	Change		June 29, 2013	June 23, 2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$22,869	$22,386	$483	2%	$69,004	$70,651	$(1,647)	(2)%

Operating Income	$2,778	$2,411	$367	15%	$8,532	$9,651	$(1,119)	(12)%

Operating Income as a % of Segment Revenue	12%	11%			12%	14%

Skeletal Health revenues increased slightly in the current quarter and decreased in the current nine month period compared to the corresponding periods in the prior year primarily due to the increase in product sales in the current quarter, and reduction of product sales in the current nine month period. In addition, in the current nine month period service revenues decreased $1.2 million. Operating income increased in the current quarter compared to the prior year corresponding period primarily due to higher gross margin in absolute dollars, partially offset by restructuring expenses and the medical device excise tax. In the current nine month period, operating income declined compared to the prior year corresponding period primarily due to lower gross margin in absolute dollars and higher operating expenses primarily due to restructuring expenses and the medical device excise tax.

LIQUIDITY AND CAPITAL RESOURCES

At June 29, 2013, we had $492.4 million of working capital, and our cash and cash equivalents totaled $958.4 million. Our working capital decreased from $901.7 million as of September 29, 2012 primarily due to the reclassification of our remaining 2007 Notes and related deferred tax liabilities to short-term from long-term. Our cash and cash equivalents balance increased by $398.0 million during the first nine months of fiscal 2013 due to cash generated from our operations, proceeds from the sale of our LIFECODES business, the settlement of our intellectual property sales agreement with KV, and net proceeds from stock option exercises, partially offset by cash used in investing and financing activities primarily for capital expenditures, contingent consideration payments and principal payments on our term loans.

In the first nine months of fiscal 2013, our operating activities provided us with $415.8 million of cash, which included a net loss of $58.9 million, offset primarily by non-cash charges for depreciation and amortization aggregating $383.4 million, the fair value adjustment related to Gen-Probe acquired inventory sold of $52.4 million, non-cash interest expense of $61.2 million related to our outstanding debt, stock-based compensation expense of $41.9 million, and a $11.3 million fair value adjustment primarily related to the Interlace contingent consideration liability. These adjustments to net loss were partially offset by a decrease in net deferred tax liabilities of $119.4 million, primarily from the amortization of intangible assets, and the net gain on the sale of intellectual property of $53.9 million. Cash provided by operations included a net cash inflow of $87.5 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by a decrease in prepaid income taxes of $37.0 million due to income tax refunds, an increase in accrued expenses of $32.1 million due to an increase in accrued interest, deferred compensation, and taxes partially offset by contingent consideration payments and payment of fiscal 2012 bonuses compared to lower bonus accruals in fiscal 2013, a decrease in inventory of $12.1 million primarily due to improved inventory management primarily in Diagnostics, and a decrease in accounts receivable of $9.3 million due to improved collections. These cash inflows were partially offset by a decrease in accounts payable of $14.4 million based on the timing of payments.

In the first nine months of fiscal 2013, our investing activities provided cash of $40.1 million. We received $86.3 million of net cash from the sale of businesses, primarily related to the LIFECODES sale, and $60.0 million under a settlement agreement with KV related to the sale of our rights to our Makena intellectual property. Partially offsetting these cash inflows was the use of cash primarily for purchases of property and equipment of $73.0 million, which consisted primarily of the placement of equipment under customer usage agreements and manufacturing equipment and computer hardware, the payment of contingent consideration to the former shareholders of Adiana of $16.8 million, the acquisitions of Chindex and SenoRx assets for $6.3 million, the purchase of insurance contracts to fund our deferred compensation plan of $4.0 million, and a strategic cost-method equity investment of $3.6 million.

In the first nine months of fiscal 2013, our financing activities used cash of $55.3 million, primarily due to principal payments of $48.8 million under our Credit Agreement, payments of contingent consideration of $42.4 million, comprised of $39.0 million for Interlace and $3.4 million for Sentinelle Medical, $12.1 million for employee-related taxes withheld for the net share settlement of vested restricted stock units, and the payment of debt issuance costs of $7.0 million related to the exchange of our convertible notes and the Credit Agreement refinancing in the second quarter of fiscal 2013. Under ASC 805, Business Combinations, the payment of contingent consideration recorded at fair value in purchase accounting as of the acquisition date is treated as a financing activity. Partially offsetting these uses of cash were proceeds of $51.2 million from the exercise of stock options, and the excess tax benefit from equity awards of $5.4 million.

Debt

We had total recorded debt outstanding of $5.0 billion at June 29, 2013, which is comprised of amounts outstanding under our Credit Agreement of $2.43 billion (principal $2.45 billion), Senior Notes of $1.0 billion and Convertible Notes of $1.57 billion (principal $1.725 billion). No amounts were outstanding under our Revolving Facility.

Credit Agreement

Concurrent with closing the Gen-Probe acquisition on August 1, 2012, we and certain of our domestic subsidiaries (the “Guarantors”) entered into a credit and guaranty agreement (the “Credit Agreement”) with Goldman Sachs Bank USA, in its capacity as administrative and collateral agent, and the lenders party thereto. The Credit Agreement was amended in the second quarter of fiscal 2013, resulting in a 100 basis point reduction to the interest rate on the Term Loan A facility and the Revolving Facility. On August 2, 2013, the Credit Agreement was further amended resulting in a 75 basis point reduction to the interest rate on the Term Loan B facility.

The facilities under the Credit Agreement initially consisted of:

•	$1.0 billion senior secured tranche A term loan (“Term Loan A”) with a final maturity date of August 1, 2017;

•	$1.5 billion senior secured tranche B term loan (“Term Loan B”) with a final maturity date of August 1, 2019; and

•	$300.0 million secured revolving credit facility (“Revolving Facility”) with a final maturity date of August 1, 2017.

As of June 29, 2013, the interest rates under our Term Loan A facility and Term Loan B facility were 2.2% and 4.5%, respectively, and the principal amounts outstanding were $962.5 million and $1.49 billion, respectively. On August 2, 2013, in connection with amending the Credit Agreement, we voluntarily prepaid $200.0 million of the Term Loan B facility, reducing the principal amount to $1.285 billion.

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

The credit facilities contain total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter, beginning with our first quarter of fiscal 2013. The total net leverage ratio is 7.00:1.00 beginning on our fiscal quarter ending December 29, 2012, and then decreases over time to 4.00:1.00 for the quarter ending September 30, 2017 and each fiscal quarter thereafter. The interest coverage ratio is 3.25:1.00 beginning on our fiscal quarter ending December 29, 2012, and then increases over time to 3.75:1.00 for the fiscal quarter ending September 30, 2017 and each quarter thereafter. The total net leverage ratio is defined as the ratio of our consolidated net debt as of the quarter end to our consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of our consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense for the same measurement period. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. As of June 29, 2013, we were in compliance with these covenants.

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

Convertible Notes

At June 29, 2013, our convertible notes, in the aggregate principal amount of $1.725 billion, are recorded at $1.57 billion, which is net of the unamortized debt discount attributed to the embedded conversion feature of the convertible notes. These notes consist of:

•	$405 million of our 2.00% Convertible Senior Notes due 2037 issued in December 2007 (the “2007 Notes”);

•	$450 million of our 2.00% Convertible Senior Notes due 2037 issued in November 2010 (the “2010 Notes”);

•	$500 million of our 2.00% Convertible Senior Notes due 2042 issued in March 2012 (the “2012 Notes”); and

•	$370 million of our 2.00% Convertible Senior Notes due 2043 issued in February 2013 (the “2013 Notes”).

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

Contingent Earn-Out Payments

In connection with certain of our acquisitions, we have incurred the obligation to make contingent earn-out payments tied to performance criteria, principally revenue growth of the acquired businesses over a specified period. In certain circumstances, such as a change of control, a portion of these obligations may be accelerated. In addition, contractual provisions relating to these contingent earn-out obligations may include covenants to operate the acquired businesses in a manner that may not otherwise be most advantageous to us. These provisions may also result in the risk of litigation relating to the calculation of the amount due or our operation of the acquired business. Such litigation could be expensive and divert management attention and resources. Our obligation to make contingent earn-out payments may also result in significant operating expenses. Depending upon the particular facts and circumstances giving rise to the payment and our previous estimates, all or a portion of these payments may be required to be expensed by us when accrued. For example, our contingent earn-out obligations payable in connection with the TCT acquisition were being fully expensed as accrued because our obligation to make these payments is conditioned on the continued employment of certain key employees of TCT.

In connection with our acquisition of TCT, we have an obligation to certain of the former TCT shareholders, based on future employment, to make contingent earn-out payments over a two year period not to exceed $200.0 million less a deferred payment of $35.0 million, which was paid in fiscal 2012. The first contingent earn-out payment of $54.0 million was made in the fourth quarter of fiscal 2012. At June 29, 2013, we have accrued $119.5 million for the second contingent earn-out payment. In July 2013, we paid $56.4 million.

In connection with our acquisition of Healthcome, we have an obligation to the former Healthcome shareholders to make contingent payments totaling $5.0 million over the next two fiscal years. At June 29, 2013, we have accrued $5.0 million for these contingent payments and paid $1.7 million of this liability in July 2013.

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

Future Liquidity Considerations

We believe that our cash and cash equivalents, cash flow from operations and the cash available under our Revolving Facility will provide us with sufficient capital resources to fund our expected normal operations, debt payments, including interest and deferred taxes, as applicable, and contingent consideration obligations over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, contingent consideration obligations, acquisitions or other investments, or to repay our convertible notes and related deferred tax liabilities. As described above, we have significant indebtedness outstanding under our Credit Agreement, Senior Notes and convertible notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part II, Item 1A of this Report, and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” and “Recent Developments” sections located above in this Quarterly Report and the “Risk Factors” in Part II, Item 1A of this Report, and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

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

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, a publicly traded equity security, cost-method equity investments, mutual funds, insurance contracts and related deferred compensation plan liabilities, accounts payable and debt obligations. Except for our outstanding convertible notes, the fair value of these financial instruments approximates their carrying amount. As of June 29, 2013, we have $1.725 billion of principal of convertible notes outstanding, which are comprised of our 2007 Notes with a principal of $405.0 million, our 2010 Notes with a principal of $450.0 million, our 2012 Notes with a principal of $500.0 million, and our 2013 Notes with a principal of $370.0 million. The convertible notes are recorded net of the unamortized discount on our consolidated balance sheets. The fair value of our 2007 Notes, 2010 Notes, 2012 Notes and 2013 Notes as of June 29, 2013 was approximately $404.1 million, $499.1 million, $500.0 million and $378.3 million, respectively. Amounts outstanding under our Credit Agreement aggregating $2.45 billion aggregate principal as of June 29, 2013 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value. The fair value of our Senior Notes is approximately $1.04 billion.

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

As of June 29, 2013, there was $2.45 billion of aggregate principal outstanding under the Credit Agreement comprised of $962.5 million under the Term Loan A facility and $1.49 billion under the Term Loan B facility. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in Libor rate) would increase annual interest expense by less than $1.0 million due to the low current interest rate environment and the floor on our Term Loan B facility.

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

We conduct business worldwide and maintain sales and service offices outside the United States as well as manufacturing facilities in Costa Rica, Germany, Canada, China and England. The expenses of our international offices are denominated in local currencies, except at our Costa Rica subsidiary, where the majority of the business is conducted in U.S. dollars. Our international sales are denominated in a number of currencies, primarily the Euro and U.S. dollar. Fluctuations in foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency.

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

As of June 29, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2013.

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

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 29, 2012, except as noted below.

Our business may be harmed by our recent transition to a new Chief Executive Officer and any ongoing organizational and strategic changes.

Effective as of July 18, 2013, our Board of Directors approved the appointment of John W. Cumming as our President and Chief Executive Officer following the resignation of Robert A. Cascella as President, Chief Executive Officer, and a member of the Board of Directors. In connection with the transition to a new Chief Executive Officer, we are undertaking a review of our organizational structure and business strategies. Our relationships with employees, customers, suppliers, and strategic partners could be adversely affected by this transition. If we fail to effectively manage our leadership change, including any ongoing organizational and strategic changes, our financial condition, results of operations, and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The following table sets forth information about deemed repurchases of our common stock to cover employee income tax withholding obligations in connection with the vesting of restricted stock units under our equity incentive plans for the three months ended June 29, 2013 (shares in thousands):

Period of Repurchase	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program
March 31, 2013 – April 27, 2013	—	$—	—
April 28, 2013 – May 25, 2013	—	—	—
May 26, 2013 – June 29, 2013	110	19.30	—

Total	110	$19.30	—

Item 6.	Exhibits.

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date

10.1†	Employment Letter by and between John W. Cumming and Hologic, Inc. dated July 18, 2013.	8-K	07/19/2013

10.2†	Transition and Separation Agreement and General Release of All Claims by and between Robert A. Cascella and Hologic, Inc. dated July 18, 2013.	8-K	07/19/2013

10.3	Refinancing Amendment No. 2 dated August 2, 2013 by and among Hologic, Inc., the guarantors party thereto, Goldman Sachs Bank USA, and the lenders party thereto.	8-K	08/02/2013

10.4†	Form of Restricted Stock Unit Award Agreement.	8-K	08/05/2013

10.5†	Form of Stock Option Award Agreement.	8-K	08/05/2013

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates management contract or compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date: August 7, 2013	/s/ John W. Cumming

John W. Cumming
Chief Executive Officer

Date: August 7, 2013	/s/ Glenn P. Muir

Glenn P. Muir
Executive Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)