Form 10-K
period 2013-09-28
HOLOGIC INC
filed 2013-11-26
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 28, 2013

or

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

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code (781) 999-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 30, 2013 was $6,049,671,259 based on the price of the last reported sale on the Nasdaq Global Select Market on that date.

As of November 18, 2013, there were 273,128,747 shares of the registrant’s Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s annual meeting of stockholders to be filed within 120 days of the end of its fiscal year ended September 28, 2013 are incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

HOLOGIC, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 28, 2013

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

TRADEMARK NOTICE

Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: Affirm, Aptima, Aptima Combo 2, Aquilex, ATEC, Celero, Cervista, Contura, C-View, Dimensions, Eviva, Fluoroscan, Gen-Probe, Healthcome, HTA, Interlace, Invader, LORAD, MammoPad, MammoSite, MultiCare, MyoSure, NovaSure, Panther, PreservCyt, QDR, Rapid fFN, Sahara, SecurView, Selenia, Sentinelle, Serenity, StereoLoc, TCT, ThinPrep, THS, Tigris, TLI IQ, and Trident.

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

We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases and screen donated human blood. Our molecular diagnostics products include our Aptima family of assays based on our Transcription-Mediated-Amplification, or TMA, technology, our Cervista products based on our proprietary Invader chemistry and our advanced instrumentation (Panther, Tigris and HTA). The Aptima family of assays is used to detect the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. Our Invader chemistry is comprised of molecular diagnostic reagents used for a variety of DNA and RNA analysis applications, including our Cervista HPV high risk, or HR, and Cervista HPV 16/18 products to assist in the diagnosis of HPV, as well as other products to diagnose cystic fibrosis, cardiovascular risk and other diseases. Our diagnostics products also include the ThinPrep System, which is primarily used in cytology applications such as cervical cancer screening, and the Rapid Fetal Fibronectin Test, which assists physicians in assessing the risk of pre-term birth. In blood screening, we develop and manufacture the Procleix family of assays, which are used to detect human immunodeficiency virus, or HIV, the hepatitis C virus, or HCV, the hepatitis B virus, or HBV, the West Nile virus, or WNV, the hepatitis A virus, or HAV, and Parvovirus, in donated human blood. These blood screening products are marketed worldwide by our blood screening collaborator, Novartis Vaccines and Diagnostics, Inc., or Novartis, under Novartis’ trademarks.

Our breast health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, magnetic resonance imaging, or MRI, breast coils, computer-aided detection, or CAD, for mammography and minimally invasive breast biopsy devices, breast biopsy site markers, breast biopsy guidance systems, breast imaging comfort pads, and breast brachytherapy products. Our most advanced breast imaging platform, Dimensions, utilizes a new technology called tomosynthesis to produce 3D images, as well as conventional 2D full field digital mammography images.

Our GYN surgical products include our NovaSure Endometrial Ablation System, or NovaSure, and our MyoSure Hysteroscopic Tissue Removal System, or MyoSure. The NovaSure system involves a trans-cervical procedure for the treatment of abnormal uterine bleeding. The MyoSure system is a tissue removal device that is designed to provide incision-less removal of fibroids and polyps within the uterus.

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

Products

We view our operations and manage our business in four principal reporting segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. Financial information concerning these segments is provided in Note 15 to our audited consolidated financial statements contained in Item 15 of this Annual Report.

Diagnostic Products

Aptima Family of Assays

Our Aptima family of assays includes the Aptima Combo 2 assay for the simultaneous detection of Chlamydia trachomatis and Neisseria gonorrhoeae, the infectious microorganisms that cause chlamydia and gonorrhea, respectively, the standalone Aptima CT and Aptima GC assays for the detection of Chlamydia trachomatis and Neisseria gonorrhoeae, respectively, the Aptima HPV assay for the detection of 14 sub-types of high-risk HPV associated with cervical cancer, the Aptima HPV 16 18/45 Genotype assay and the Aptima Trichomonas assay for the detection of Trichomonas vaginalis, the parasite that causes trichomoniasis. Our Aptima products integrate our patented TMA technology, target capture technology, and our patented hybridization protection assay, or HPA, and dual kinetic assay, or DKA, technologies, to produce highly refined amplification assays that increase assay performance, improve laboratory efficiency and reduce laboratory costs. Each of these technologies is described in greater detail below.

Target Capture/Nucleic Acid Extraction Technology. The detection of target organisms that are present in small numbers in a large-volume clinical sample requires that target organisms be concentrated to a detectable level. One way to accomplish this is to isolate the particular nucleic acid of interest by binding it to a solid support. This support, with the target bound to it, can then be separated from the original sample. We refer to such techniques as “target capture.” We have developed target capture techniques to immobilize nucleic acids on magnetic beads by the use of a “capture probe” that attaches to the bead and to the target nucleic acid. We use a magnetic separation device to concentrate the target by drawing the magnetic beads to the sides of the sample tube, while the remainder of the sample is washed away and removed. When used in conjunction with our patented amplification methods, target capture techniques concentrate the nucleic acid target(s) and also remove materials in the sample that might otherwise interfere with amplification.

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

Instrumentation. We have developed and continue to develop instrumentation and software designed specifically for performing certain of our diagnostic assays, including the Aptima family of assays and the Procleix family of assays in the blood screening market. We also provide technical support and instrument service to maintain these instrument systems in the field. By placing our proprietary instrumentation in laboratories and hospitals, we can establish a platform for future sales of our diagnostic assays.

Our instrumentation includes the Tigris system, an integrated, fully-automated testing instrument for high-volume laboratories which is approved for use with a number of our Aptima and Procleix assays, the Panther instrument system, an integrated, fully automated testing instrument for lower-volume laboratories, and our semi-automated direct tube sampling, or DTS, instruments which are used to run a number of infectious disease and blood screening assays.

Our Panther system was CE-marked and launched in Europe for diagnostic use in the fourth quarter of 2010 and was granted a medical device license by Health Canada to run our Aptima Combo 2 assay in Canada in August 2011. In addition, our Panther system was CE-marked for use in the blood screening market in June 2012 and we currently offer the Ultrio Elite and WNV assays on the Panther system in countries where the CE-mark is recognized. We also sell Panther systems to Roka Bioscience, Inc. for use in certain industrial markets. In addition, we are working on development programs to add real-time PCR capabilities to a new instrument system that also incorporates the capabilities of our first-generation Panther system and to develop a new, standalone instrument to further automate molecular testing from liquid-based cytology specimens.

In fiscal 2012, we received FDA clearance to use our Aptima Combo 2 assay for the detection of chlamydia and gonorrhea on our Panther system in May 2012. This was followed in fiscal 2013 by FDA approval to run our Aptima HPV 16 18/45 Genotype Assay on our Tigris system in October 2012, FDA clearance to run our Aptima assay for Trichomonas vaginalis on our Panther system in January 2013 and FDA approval to run our Aptima HPV assay on our Panther system in July 2013. In addition, in November 2013, we received FDA approval to use our Aptima HPV 16 18/45 Genotype Assay on our Panther system.

Invader Chemistry Platform

Our Invader chemistry platform is a DNA probe-based system for highly sensitive detection of specific nucleic acid sequences. It is an accurate and specific method for detecting single-base pair changes, insertions, deletions, gene copy number, infectious agents, and gene expression. Invader reactions can be performed using genomic DNA, amplified RNA, polymerase chain reaction, or PCR or real-time PCR products.

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

Both our Aptima HPV and our Cervista HPV HR tests have been approved for triaging women with undetermined cervical cytology and co-testing with cervical cytology for women 30 years and older. Our Genotype assays have been approved to be used adjunctively with our Aptima HPV and Cervista HPV HR tests in combination with cervical cytology to assess the presence of high risk HPV types, as well as to triage women with undetermined cervical cytology results along with our HPV tests. Our Aptima and Cervista HPV tests are targeted to meet a broad spectrum of customer needs across both centralized and decentralized segments of the clinical laboratory markets.

In December 2011, we received FDA approval of our Cervista High Throughput Automation System, which we refer to as the HTA system, for use with our Cervista HPV HR test. The Cervista HTA system automates the DNA extraction and detection steps of the Cervista HPV HR test and allows for significantly less manual time during processing. This product was launched in January 2012.

Other Invader Products. Other current clinical diagnostic offerings based upon our Invader chemistry include products to assist in the diagnosis of cystic fibrosis, cardiovascular risk and other diseases.

In addition, we sell products to the agricultural biotechnology market. We also have an out-licensing and partner program in areas outside of our core business that allows us to further realize the value of our Invader chemistry platform.

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

In the case of manual screening, the cytotechnologist screens each Pap test slide with a microscope to first determine the adequacy of the slide and then to examine the entire slide to differentiate diseased or abnormal cells from normal cells. With the ThinPrep Imaging System, the screening process has been automated to combine the power of computer imaging technology and human interpretive skills. Prior to human review, the ThinPrep Imaging System rapidly scans and locates areas of interest for review. By directing the cytotechnologist to areas of interest on a slide, the system may increase a cytology laboratory’s screening productivity and diagnostic accuracy. In Europe, where laboratories tend to be smaller and process fewer tests, we also offer a lower throughput imaging device to assist in the detection of cervical cancer.

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

Rapid Fetal Fibronectin Test

The Rapid Fetal Fibronectin Test is a patented single-use disposable test used to determine a woman’s risk of pre-term birth by detecting the presence of a specific protein, fetal fibronectin, in vaginal secretions during pregnancy. This test is approved by the FDA for use in assessing the risk of pre-term birth. The test utilizes a single-use, disposable cassette and is analyzed on our patented instrument, the TLI IQ System.

Procleix Family of Assays for Blood Screening

We develop and manufacture the Procleix family of assays, which are marketed and sold worldwide by Novartis, our blood screening collaborator, under Novartis’ trademarks. The Procleix family of assays includes the Ultrio and Ultrio Plus assays which simultaneously detect HIV-1, HCV and HBV in donated blood, plasma, organs and tissues, the Ultrio Elite assay which simultaneously detects HIV-1, HIV type-2, or HIV-2, HBV and HCV in donated blood, plasma, organs and tissues, the WNV assay which detects West Nile Virus in donated blood, plasma, organs and tissues and the HAV and Parvo assays which detects HAV and Parvo viruses in donated blood, plasma, organs and tissues.

In June 2012, our Ultrio Elite blood screening assay for the detection of HIV-1, HIV-2, HBV and HCV received a CE Mark, which authorizes the sale and marketing of the Ultrio Elite assay in the European Union. The Ultrio Elite assay runs on our Panther instrument system.

On November 11, 2013, Novartis announced that it is selling its blood screening business to Grifols. Grifols had previously been a customer of our collaboration with Novartis. As announced, the transaction is subject to customary regulatory approvals and is expected to close in the first half of calendar 2014. Upon the consummation of the acquisition, Grifols will replace Novartis as our blood screening collaborator.

Infectious Disease and Virology Products

We offer a number of products in the infectious disease space, including a number of assays for the detection of certain respiratory and gastrointestinal diseases. Our infectious disease products include multiplex real-time PCR assays to detect and differentiate various influenza types and viruses, a rapid assay for the direct detection of Streptococcus pyogenes in one hour from a throat swab and an amplified TMA assay to detect the Tuberculosis pathogen.

In virology, NAT assays can be used to detect viral DNA or RNA in a patient sample. These tests can be qualitative, meaning that the tests simply provide a “yes-no” answer for the presence or absence of the virus, or quantitative, meaning that the test determines the quantity of virus in the patient sample. We offer Aptima assays for the qualitative detection of HIV-1 and HCV. In addition, we sell analyte specific reagents for quantitative HCV testing in the United States through our collaboration with Siemens Healthcare Diagnostics, Inc., or Siemens. We are developing quantitative viral assays to run on our Panther instrument system.

Prostate Oncology

The field of NAT-based cancer diagnostics is an emerging market as new markers that correlate to the presence of cancer continue to be discovered. As a result of our acquisition of Gen-Probe, we have exclusive worldwide diagnostic rights to the PCA3 gene from DiagnoCure, Inc. In addition, in April 2006, we entered into a license agreement with the University of Michigan for exclusive worldwide rights to develop diagnostic tests for genetic translocations that have been shown in preliminary studies to be highly specific for prostate cancer tissue.

In November 2006, we received a CE Mark for our Progensa PCA3 assay. This gene-based test is designed to detect the over-expression of PCA3 mRNA in urine. In February 2012, the FDA approved our Progensa PCA3 assay for sale and marketing in the United States. The Progensa PCA3 assay is to be used, in conjunction with other patient information, to help guide repeat biopsy decisions for men who have had one or more prior negative biopsies. The test has been approved for use on our semi-automated DTS instrument systems.

Transplant Diagnostics

As a result of our acquisition of Gen-Probe, we had a transplant diagnostics business, which we referred to as our LIFECODES business, comprised of our human leukocyte antigen, or HLA, products and related assays. At the time of the Gen-Probe acquisition, we designated this business as an asset-held-for-sale. On March 22, 2013, we completed the sale of LIFECODES to Immucor, Inc. for $85.0 million in cash, subject to adjustment, plus a contingent payment of an additional $10.0 million if certain future revenue results are achieved. We recorded revenues of $23.2 million and $7.3 million in fiscal 2013 and 2012, respectively, from the LIFECODES business.

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

Dimensions: Breast Tomosynthesis

Our Dimensions platform includes a mammography gantry incorporating our DirectRay digital detector capable of performing both 2D and 3D image acquisition and display. When operating in 3D mode, the system acquires a series of low dose x-ray images taken in a scanning motion at various angles. The images are mathematically processed into a series of small slices, revealing breast tissue from a 3D perspective. We believe that by allowing the clinician to review breast tissue in three dimensional space, the more subtle architecture of various types of suspicious lesions may be able to be better interpreted, which may ultimately increase cancer detection and reduce unnecessary patient callbacks. In the U.S., our Dimensions product had previously been approved by the United States Food and Drug Administration, or FDA, for providing conventional 2D images. In February 2011, we received approval from the FDA to enable the 3D tomosynthesis capability of our Dimensions system. Our clinical results for the approval demonstrated that conventional 2D digital mammography with the addition of 3D tomosynthesis is superior to 2D digital mammography alone for both screening and diagnostics.

C-View System

In November 2011, we announced the commercial release of our C-View product, which is a 2D image that is mathematically synthesized from the data within a 3D tomosynthesis exam. Our current recommended clinical practice involves what we refer to as a “combo” exam involving a tomosynthesis exam and a conventional digital 2D exam, but performed under the same breast compression at a slightly longer compression time than a conventional mammogram. The C-View product allows for the mathematical construction of a 2D image from the 3D data, without the need for an actual 2D exposure. Elimination of the 2D exposure reduces the breast compression time and patient dose compared to the current combo exam. Our C-View software is approved for sale throughout the European Economic Area and in other countries recognizing the CE Mark. In May of 2013, the FDA approved the use of the C-View software with our Dimensions 3D system.

Selenia

The Selenia product family is our original full field digital mammography platform. The open architecture of the system’s design provides for full integration with existing enterprise Picture Archiving and Communications Systems, or PACS, and Radiology Information Systems, or RIS. The Selenia product family includes the Selenia base configuration, the Selenia S configuration (a screening-only configuration), the Selenia Performance (a lower cost alternative to the Selenia base configuration) and the Selenia Encore (refurbished units), each of which offer customers varying performance capabilities and product costs.

Healthcome Mammography Products

In July 2011, we completed our acquisition of Beijing Healthcome Technology Company, Ltd., or Healthcome, a privately-held manufacturer of medical equipment located in Beijing, China. Healthcome manufactures analog mammography products targeted to lower tier hospital segments in China. Additionally, Healthcome had been collaborating with our research and development team to integrate our selenium digital detector with the Healthcome mammography system. On December 21, 2011, we received State Food and Drug Administration, or SFDA, approval in China for our Serenity digital mammography system. We began selling this product in China in the second quarter of fiscal 2012, and intend to commercialize it throughout Asia and potentially other emerging markets in the future.

Screen-Film Mammography Systems

Our screen-film mammography systems include our LORAD M-IV system. These systems are less expensive than our digital systems and offer customers varying performance capabilities and product costs.

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

CAD (Computer Aided Detection) Systems

We have developed CAD software tools for our mammography products and visualization tools for MRI. Mammography CAD is used by radiologists as “a second pair of eyes” when reading a woman’s mammogram. Use of this technology provides reviewers with the potential to detect findings that might otherwise be overlooked during the review process, thus potentially increasing cancer detection. We also market an MRI visualization product, which manages the data set from an MRI procedure, designed to improve data workflow for the physician and provide analytical tools to aid in the identification and evaluation of the extent of disease.

Stereotactic Breast Biopsy Systems

We provide clinicians with the flexibility of choosing upright or prone systems for breast biopsy by offering three minimally invasive stereotactic breast biopsy guidance systems, the MultiCare Platinum dedicated, prone breast biopsy table, the StereoLoc II upright attachment, and the Affirm upright attachment. The StereoLoc II attachment is used in conjunction with our LORAD M-IV series of screen-film mammography systems and our Selenia full field digital mammography systems. The Affirm upright attachment is employed with our Dimensions 2D and 3D systems. These breast biopsy systems provide an alternative to open surgical biopsy, and can be performed as an outpatient procedure under local anesthesia, allowing shorter recovery times. The Affirm 3D option provides faster lesion targeting and reduced patient procedure time compared to traditional stereotactic biopsy procedures. The Affirm system is pre-programmed for use with our Eviva and ATEC vacuum-assisted breast biopsy devices.

Breast Biopsy Products

We offer a wide range of minimally invasive products for breast biopsy and biopsy site marking. Our breast biopsy portfolio includes two types of tethered vacuum-assisted breast biopsy products, the Automated Tissue Excision Collection, or ATEC, and Eviva devices. Each tethered device is a disposable biopsy tool that is powered by a console and utilizes our patented fluid management system. The ATEC device can be used under all standard imaging guidance modalities (stereotactic x-ray, ultrasound, MRI and molecular breast imaging) whereas our Eviva device is used exclusively under stereotactic x-ray guidance. In addition to ATEC and Eviva products, we also offer the Celero device, a non-tethered (no separate console), vacuum-assisted, spring-loaded, disposable core biopsy device which is used exclusively under ultrasound-guidance. All of our breast biopsy devices have been designed to accommodate a broad spectrum of patients as well as hard-to-reach lesions in the axilla, near the chest wall, near implants or behind the nipple.

Breast Brachytherapy Products

The MammoSite Radiation Therapy System and Contura Multi-Lumen Balloon Brachytherapy System are breast brachytherapy technologies that offer accelerated partial breast irradiation, or APBI, therapy to treat breast cancer. With both systems, a balloon is inserted into the surgical cavity remaining after a lumpectomy that delivers a 5-day course of concentrated radiation to the tissue most likely to contain residual cancerous cells following surgery. These systems are designed to reduce radiation exposure to adjacent healthy tissue. We acquired all the rights to the Contura Multi-Lumen Balloon Brachytherapy System from SenoRx, Inc., or SenoRx, a subsidiary of C.R. Bard, Inc. through the settlement of litigation in the third quarter of fiscal 2013.

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

Photoconductor Coatings

Our Hologic Hitec-Imaging, or Hitec-Imaging, GmbH subsidiary had been our sole supplier of the amorphous selenium photoconductor coatings employed in our Selenia and Dimensions full-field digital mammography detectors. Hitec-Imaging also develops, manufactures, and sells non-medical selenium and organic photoconductor materials for use in a variety of other electro photographic applications, including copying and printing. During fiscal 2013, we completed the transfer of our selenium panel coating production line to our facility in Newark, Delaware. In the fourth quarter of fiscal 2013, in connection with our cost reduction initiatives, we decided to shut-down our organic photoconductor manufacturing line, which we expect to be completed in fiscal 2014.

Sentinelle Medical MRI Coils and Workstation

Our Sentinelle Medical Inc., or Sentinelle Medical, subsidiary develops, manufactures and markets a suite of high performance breast MRI coils. MRI coils are antenna receivers that are used to collect radio-frequency information emitted from a patient during an MRI procedure. These signals are fed into the MRI magnet system which produces a 3D image from the information. The coils are tuned to specific frequencies and positioned in calculated geometries to provide high quality signal to noise performance for imaging in the MRI system. The coils are integrated into various MRI scanning systems, and employ a unique variable coil geometry to obtain improved image quality by positioning the coils in close proximity to the tissue. The coil is not fixed and allows the healthcare provider to adjust positioning to each patient’s unique anatomy. This close positioning results in higher signal to noise ratio and improved image resolution. The improved resolution also enhances guidance for biopsy targeting. We also develop coils for other indications, and in the fourth quarter of fiscal 2011, we received FDA 510(k) clearance for our new prostate MRI coil, the Sentinelle Endo Coil Array for pelvic imaging including the prostate, cervix, colon and the surrounding tissues in the pelvis. With a similar profile to a transrectal ultrasound probe, this two-channel endo coil array is designed to acquire images in a manner that should help align radiologists and urologists in the diagnosis and treatment of prostate cancer. In addition to MRI coils, we sell an MRI CAD workstation designed to simplify workflow and improve diagnostic capabilities.

Trident Specimen Radiography System

In August 2011, we received FDA 510(k) clearance for our new Trident specimen radiography system. The Trident specimen radiography system is a cabinet x-ray system used to provide digital images of surgical and core biopsy specimens to verify that the correct tissue has been excised during surgery or a breast biopsy procedure. The Trident system incorporates our amorphous selenium based detector technology. It is a compact and portable unit designed to be used in the same room or close to where breast surgery or biopsy procedures take place. Performing verification in the same room as the procedure or nearby can improve workflow and reduce the duration of a surgical or biopsy procedure. Commercialization of this product commenced in the first quarter of fiscal 2012.

GYN Surgical Products

NovaSure

The NovaSure system involves a minimally-invasive procedure that allows physicians to treat women suffering from abnormal uterine bleeding. The system consists of a disposable device and a controller that delivers radio frequency, or RF, energy to ablate the endometrial lining of the uterus in order to eliminate or reduce the patient’s bleeding. The NovaSure disposable device is a hand-held, single-use device that incorporates a flexible gold-plated mesh electrode used to deliver the RF energy during the NovaSure procedure. The NovaSure RF Controller generates and delivers the RF energy customized for each patient, monitors several critical treatment and safety parameters, and automatically controls other aspects of the procedure.

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

The MyoSure system consists of a tissue removal device, control unit, and hysteroscope. The MyoSure tissue removal device is single-use and features simultaneous tissue cutting and removal. The device incorporates a rapidly rotating cutting blade designed to remove a 3 cm fibroid in less than 10 minutes. During the procedure, the tissue removal device is inserted through the MyoSure hysteroscope. This tissue removal device is powered by a control unit, which features a simple user interface and is foot pedal activated.

Aquilex Fluid Control System

The Aquilex fluid control system is a product that measures the inflow and outflow of fluid from the patient during hysteroscopic procedures and is designed to reduce procedure and anesthesia time associated with hysteroscopic procedures while providing high quality visualization to the surgeon.

Skeletal Health Products

Discovery and Horizon X-Ray Bone Densitometers

Bone densitometry is the measurement of bone density to assist in the diagnosis and monitoring of osteoporosis and other metabolic bone diseases that can lead to debilitating bone fractures. Osteoporosis is a disease that is most prevalent in post-menopausal women. Our proprietary Discovery x-ray bone densitometers incorporate dual-energy x-ray technology to precisely assess bone density of the most important fracture sites, the spine and hip. Since our commercial introduction of the first bone densitometer employing dual-energy x-ray technology in 1987, we have continually improved upon our technology, and the use of dual-energy x-ray technology has become and remains a leading bone densitometry assessment tool. We offer a range of bone densitometers with various features and options to address the requirements of our diverse customer base. In the fourth quarter of fiscal 2013, we launched a new product line of x-ray bone densitometers, Horizon, which incorporates advanced features and performance characteristics.

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

Marketing, Sales and Service

We sell and service our products through a combination of direct sales and service forces and a network of independent distributors and sales representatives. In fiscal 2013, 2012 and 2011, no customer accounted for more than 10% of our consolidated revenues. In fiscal 2013, revenues under our collaboration agreement with Novartis accounted for 16.6% of our Diagnostics segment revenue. No other customer accounted for more than 10% of our revenues in any other business segment in fiscal 2013, 2012 or 2011. In fiscal 2013, 2012 and 2011, foreign sales accounted for approximately 25%, 27% and 24% of our product sales, respectively. See Note 15 to our consolidated financial statements contained in Item 15 of this Annual Report for geographical information concerning those sales.

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

Our U.S. Breast Health and Skeletal Health sales force is comprised of full line modality account managers selling mammography and bone densitometry products, assisted by women’s health product specialists and osteoporosis sales specialists. Our biopsy and MRI sales specialists, who often work together with account managers, sell breast biopsy devices and breast biopsy site markers to radiologists and breast surgeons, as well as custom MRI coils and patient positioning systems to radiologists. Our territory sales specialists sell both our MammoSite and breast biopsy and site marker products and target breast surgeons and radiation oncologists. In addition to our MRI sales specialists, our Sentinelle Medical MRI business also supports the MRI original equipment manufacturers, or OEM, channel with product specialists and sales support. Our U.S. sales efforts also include the use of national account managers focused on obtaining purchasing contracts from large purchasing entities, such as managed care organizations, integrated delivery networks, or IDNs, and government healthcare facilities. In addition, in certain regions of the U.S., we use a limited number of independent dealers or distributors to sell and service our products.

International Marketing and Sales

Our Diagnostics and GYN Surgical products are marketed outside of the United States by direct operations in Canada, Europe, Australia, China and Hong Kong. We established these operations to manage sales, service, training and distribution in the Canadian, European and Asia/Pacific markets. In China, we are in the process of restructuring our sales channel and are moving towards using a combination of dealers and a smaller direct sales force to gain broader market coverage. We also utilize a network of third-party distributors in various other countries throughout the world. We believe that in order to effectively market our current products and any other new products and applications on a worldwide basis, we will need to continue to increase our international marketing, sales, and service capabilities.

We sell our Breast Health and Skeletal Health products in international markets through a network of independent distributors and sales representatives, as well as a direct sales and service force in Belgium, the UK, Australia and more recently in China. We offer our products in Europe, the Middle East, Africa, South Asia, Latin America, and Pacific Rim countries, including China, Japan, Australia, South Korea, Thailand and Taiwan, through local sales representatives in select countries and through distributors in those territories.

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

In the current environment of managed care, economically-motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price, value, reliability and efficiency. We believe the current global economic conditions and healthcare reform measures are putting additional competitive pressure on us, including on our average selling prices, overall procedure rates and market sizes.

We believe that the success of our products depends on our ability to differentiate ourselves and to demonstrate that our products deliver the attributes that are most important and cost-effective to customers. These attributes include, but are not limited to, superiority in efficacy, ease of use, reliability, accuracy, quality and cost. We believe our continued success depends in large part upon our ability to invest in product enhancements and technologies that will help us distinguish ourselves from our competitors.

Diagnostics. Our ThinPrep liquid-based cytology product faces direct competition in the United States primarily from Becton, Dickinson and Company, or BD, which manufactures a competitive offering. We also compete with the conventional Pap smear and other alternative methods for detecting cervical cancer and/or its precursors. Internationally, our ThinPrep product competes with a variety of companies and other “off-market” (non-FDA approved) tests, since fewer regulatory barriers exist in most international markets as compared to the United States.

We believe that our Rapid Fetal Fibronectin Test is currently the only approved in vitro diagnostic test for predicting the risk of pre-term birth in the United States. Internationally, our Rapid Fetal Fibronectin Test competes with Actim Partus manufactured by Alere, Inc. However, this product could experience competition from companies that manufacture and market pregnancy-related diagnostic products and services. In addition, healthcare providers use diagnostic techniques such as clinical examination and ultrasound to diagnose the likelihood of pre-term birth and may choose these techniques rather than use the Rapid Fetal Fibronectin Test.

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

In the global clinical diagnostics market, we compete with several companies offering alternative technologies to our diagnostic products including Abbott Laboratories, Siemens, BD, bioMérieux SA, Cepheid, Life Technologies Corporation, Luminex Corporation, Qiagen N.V., and Roche Diagnostics Corporation, or Roche. Specifically, in the U.S. our Aptima Combo 2 tests compete against BD and Roche, and our Aptima HPV tests compete with tests marketed by Qiagen and Roche, which received PMA approval for a high risk HPV test and 16/18 test in 2011.

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

Breast Health. Our mammography and related products and subsystems compete on a worldwide basis with products offered by a number of competitors, including General Electric Company, or GE, Siemens, Koninklijke Philips NV, or Philips (through its acquisition of Sectra AB in 2011), Planmed Oy, or Planmed, Agfa-Gevaert N.V., or Agfa, Carestream Health, Inc., FUJIFILM Holdings Corporation, or Fuji, I.M.S., and Toshiba Corporation. In the U.S., our full field digital mammography systems compete with digital mammography systems from GE, Siemens, Fuji, I.M.S., Philips and Planmed. Our digital mammography systems also compete with Fuji’s and Carestream Health’s Computed Radiography, or CR mammography systems, and other lower-priced alternatives to 2D digital mammography and analog mammography systems. Our 3D tomosynthesis systems compete in certain countries outside of the U.S. with 3D tomosynthesis systems developed by GE, Siemens, Fuji and I.M.S. Although we understand that certain of our competitors, including GE, Siemens and Fuji, are developing 3D tomosynthesis systems for commercial use in the U.S., there are no 3D tomosynthesis systems, other than our Dimensions system, that have been approved for use in the U.S. by the FDA. Any such use will require pre-market approval, or PMA, by the FDA. As a result, in the U.S. our 3D tomosynthesis systems currently compete primarily with lower cost 2D digital mammography systems.

Our Sentinelle Medical breast MRI coils compete primarily with products sold by Philips to end users and OEMs, as well as other smaller third-party coil designers and the MRI OEMs themselves.

The primary competitor for our breast biopsy product line is Devicor Medical Products, Inc. In addition, other competitors include CareFusion Corporation, Sanarus Technologies, LLC and Intact Medical Corporation.

Our MammoSite and Contura systems face competition from companies also selling accelerated partial breast irradiation products, such as Cianna Medical, Inc., as well as from other technologies, such as treatments using external beam, whole breast radiation, which has longer-term data on patient outcomes. Alternative radiation therapy methods, such as intraoperative radiation therapy, are being used by some institutions; however, such alternative methods have not yet achieved widespread commercial use. We believe that the breast brachytherapy market has and will continue to experience challenges including downward pressure on procedure volumes due to the continuing adverse economic environment and current trends in breast cancer management, as well as competitive pricing pressures and competition from existing and alternative new technologies.

GYN Surgical. Our NovaSure system currently faces direct competition from Johnson & Johnson, Boston Scientific Corporation, or Boston Scientific, and The Cooper Companies, Inc., or CooperSurgical, each of which currently markets an FDA approved “second generation” endometrial ablation device for the treatment of abnormal uterine bleeding. In addition to these devices, we also compete with alternative treatments to our NovaSure system, such as drug therapy, intrauterine devices, hysterectomy, dilation and curettage and rollerball ablation. Internationally our products compete with drug therapy and first generation rollerball technology, as well as other endometrial ablation devices, including Johnson & Johnson’s Gynecare Thermachoice product, Boston Scientific’s Genesys HTA system, and two other relatively small companies that market products that are not FDA approved. Because drug therapy is an alternative to our NovaSure procedure, NovaSure’s competitors also include many major pharmaceutical companies that manufacture hormonal drugs for women.

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

Our current supplier of certain key raw materials for certain of our amplified NAT diagnostic assays, pursuant to a fixed-price contract, is Roche Diagnostics Corporation. In addition, we have a supply and purchase agreement for oligonucleotides for HPV with Roche Molecular Systems, Inc. Each of these entities is an affiliate of Roche Diagnostics GmbH, which is one of our primary competitors in molecular diagnostics. We also have a supply agreement with an affiliate of GE for membranes used in connection with our ThinPrep product line. GE competes with us in our Breast Health and Skeletal Health businesses.

We have one third-party manufacturer for each of our molecular diagnostics instrument product lines. KMC Systems, Inc., or KMC Systems, is the only manufacturer of the Tigris instrument; Stratec Biomedical AG, or Stratec, is the only manufacturer of the Panther instrument; and Tecan Group Ltd., or Tecan, is the only manufacturer of the Cervista HTA System. We are dependent on these third-party manufacturers, and this dependence exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs.

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

We and our contract manufacturers manufacture our products at a relatively limited number of different facilities located throughout the world, and in most cases, the manufacturing of each of our products is concentrated in one or a few locations. An interruption in manufacturing capabilities at any of these facilities, as a result of equipment failure or other reasons, could reduce, delay or prevent the production of our products. Our manufacturing facilities are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods or weather conditions. Our manufacturing facilities may experience plant shutdowns, strikes or other labor disruptions, or periods of reduced production as a result of equipment failures, loss of power, gray outs, delays in deliveries or extensive damage to any of our facilities, which could harm our business and prospects. Because some of our manufacturing operations are located outside of the United States, including in Germany, Canada, Costa Rica, the United Kingdom and China, those manufacturing operations are also subject to additional challenges and risks associated with international operations described under the caption “Risk Factors” in Item 1A below.

We continually review our operations and facilities in an effort to reduce costs and increase efficiencies and are currently in the process of completing the consolidation of our Madison, Wisconsin molecular diagnostics operations into our Gen-Probe facilities in San Diego, California. We expect this consolidation to be completed in calendar 2014. During fiscal 2013, we moved our selenium panel coating production line into our digital detector manufacturing facility in Newark, Delaware from Germany, and have completed the majority of consolidation of our breast biopsy operations, including manufacturing, research and development and sales support to our Costa Rica manufacturing facility and facilities in Massachusetts. Our breast biopsy operations consolidation is expected to be completed at or near the end of calendar 2013. We may experience unexpected problems and expenses associated with our consolidation of operations and facilities that could materially harm our business and prospects.

From time to time new regulations are enacted that can affect the content and manufacturing of our products. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule, which is effective for calendar 2013 and requires a disclosure report to be filed by May 31, 2014, will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo, or DRC, or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Other regulations which affect the content and manufacturing of our products include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances (REACH), the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE) enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. Similar legislation that has been or is in the process of being enacted in Japan and China and various states of the United States may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects.

Backlog

Our backlog as of November 3, 2013 and November 4, 2012 totaled $299.2 million and $284.2 million, respectively. Backlog consists of customer orders for which a delivery schedule within the next twelve months has been specified. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of our net revenues for any future period.

Research and Development

The markets in which we participate are characterized by rapid technological change, frequent product introductions and evolving customer requirements. Investment in research and development is critical to driving our future growth. Our research and development efforts are focused on the further development and improvement of our existing products, the design and development of innovative medical technologies and regulatory compliance. During fiscal 2013, our development projects included the ongoing development, clinical trials and other support for the FDA clearance or approval process for our 3D Dimensions system and related products, as well as the development of improvements to next generation laboratory automation and GYN surgical products. In addition, we are working on development programs to add real-time PCR capabilities for the next-generation Panther instrument system and to develop a new, standalone instrument to further automate molecular testing from liquid-based cytology specimens. We anticipate continuing research and development to support these ongoing efforts.

In addition to product development, our research and development personnel play an active role in the review of product specifications, clinical protocols and FDA submissions, as well as ensuring that certain of our products conform to European health, safety and environmental requirements, or CE marking. Our research and development expenses were $197.6 million, $131.0 million and $116.7 million in fiscal 2013, 2012 and 2011, respectively. These expenses do not include acquired in-process research and development expenses of $4.5 million in fiscal 2012.

Patents and Proprietary Rights

We rely primarily on a combination of trade secrets, patents, copyrights and confidentiality procedures to protect our technology. Due to the rapid technological changes that characterize the markets we operate in, we believe that the enhancement of existing products, reliance upon trade secrets and unpatented proprietary know-

how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, we have obtained patents and will continue to make efforts to obtain patents, when available, in connection with our product development programs.

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

We are engaged in intellectual property litigation as described in Note 13 to our consolidated financial statements entitled “Litigation and Other Matters,” and we may be notified in the future of claims that we may be infringing intellectual property rights possessed by third-parties. In connection with any such litigation or if any claims are asserted against us or our products, we may seek to enter into settlement and/or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide or be required to litigate such claims. A successful claim by a third-party may require us to remove the infringing product from the market or to design around the patented technology, potentially resulting in a less acceptable product.

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

Our manufacturing processes and facilities are subject to continuing review by the FDA and foreign governments or their representatives. Adverse findings could result in various actions against us, including withdrawal of approvals and product recalls.

The laboratories that purchase certain of our products, including the ThinPrep System, ThinPrep Imaging System, Rapid Fetal Fibronectin Test, Aptima Combo 2, Aptima HPV and Cervista HPV tests are subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, which requires laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We believe that the affected products operate in a manner that will allow laboratories purchasing these products to comply with CLIA requirements. However, we cannot assure that adverse interpretations of current CLIA regulations or future changes in CLIA regulations would not have an adverse effect on sales of any such products.

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

From time to time new regulations are enacted, including, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances (REACH), the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE) enacted in the European Union, which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in Japan and China and various states of the United States may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. Also, on August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule, which is effective for calendar 2013 and requires a disclosure report to be filed by May 31, 2014, will require companies to diligence, disclose and report whether or not such minerals originate from the DRC or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including federal and state anti-kickback laws, as well as the U.S. Foreign Corrupt Practices Act, or FCPA. Anti-kickback laws make it illegal for an entity to solicit, offer, receive, or pay remuneration or anything of value in exchange for, or to induce, the referral of business or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease or order of any item or service paid for by Medicare, Medicaid or certain other federal and state healthcare programs. The statute has been broadly interpreted to cover a wide array of practices. Some states have passed similar laws and also regulate interactions with health care providers, or HCPs, as well as the requirement to disclose payments to HCPs. The federal government has published regulations that identify “safe harbors,” which if applicable will assure that certain arrangements will not be found to violate the federal anti-kickback statute. Similarly, our international operations are subject to the provisions of the FCPA, which prohibits U.S. companies and their representatives from offering, promising, authorizing, or making payments to foreign officials for the purpose of influencing any act or decision of such official in his or her official capacity, inducing the official to do any act in violation of his or her lawful duty, or to secure any improper advantage in obtaining or retaining business. In many countries, the healthcare professionals we regularly interact with may meet the definition of a foreign official for purposes of the FCPA. In addition to the FCPA, our international operations are also subject to various other international anti-bribery laws such as the United Kingdom’s Bribery Act 2010, or the UK Anti-Bribery Act. Our policies mandate compliance with these anti-bribery laws. However, despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal control policies and procedures, we may not always prevent reckless or criminal acts by our employees or agents, or employees or agents of businesses or operations we may acquire. It is possible that our practices might be challenged under federal or state anti-kickback, FCPA or similar laws due to the breadth of the statutory provisions and the absence of extensive guidance regarding compliance. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and have a material adverse effect on our business, financial condition and results of operations. We also could be subject to adverse publicity, severe penalties, including criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes and other remedial actions. Moreover, our failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, and withdrawal of an approved product from the market.

State, federal and foreign laws, such as the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), regulate the confidentiality of sensitive personal information and the circumstances under which such information may be released. These measures may govern the disclosure and use of personal and patient medical record information and may require users of such information to implement specified security measures, and to notify individuals in the event of privacy and security breaches. Evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products in a timely manner to reflect these legal requirements, either of which could have an adverse impact on our results of operations. Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specified electronic transactions, for example transactions involving submission of claims to third party payers. These standards also continue to evolve and are often unclear and difficult to apply. In addition, under the federal Health Information Technology for Economic and Clinical Health Act (HITECH Act), which was passed in 2009, some of our businesses that were previously only indirectly subject to federal HIPAA privacy and security rules became directly subject to such rules because the businesses may be deemed to serve as “business associates” to certain of our customers. On January 17, 2013, the Office for Civil Rights of the Department of Health and Human Services released a final rule implementing the HITECH Act and making certain other changes to HIPAA privacy and security requirements. Compliance with the rule will increase the requirements applicable to some of our businesses. Failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements, or to abide by electronic health data transmission standards, could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.

The Patient Protection and Affordable Care Act signed into law on March 23, 2010 and the Health Care and Education Affordability Reconciliation Act of 2010 signed into law on March 30, 2010, which we refer to together as PPACA, include new regulatory mandates and other measures designed to constrain medical costs, as well as stringent new reporting requirements of financial relationships between device manufacturers and physicians and hospitals. These reporting provisions preempt state laws that require reporting of the same information, but not those that require reports of different or additional information. We expect compliance with the new healthcare legislation to impose significant additional administrative and financial burdens on us.

Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval from a foreign country to market and sell our products may be longer or shorter than that required for FDA approval and the requirements may differ. In addition, we may be required to meet the FDA’s export requirements or receive FDA export approval for the export of our products to foreign countries.

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

In August 2010, the FDA issued two reports outlining potential changes to the 510(k) regulatory process. In addition, in January 2011, the FDA issued an implementation plan containing 25 specific actions to be implemented in 2011 relating to the 510(k) regulatory process and associated administrative matters. The FDA also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, pending a review of the Institute of Medicine’s related report on the 510(k) regulatory process which was published in July 2011. The FDA is still reviewing the Institute of Medicine’s report as well as public input to determine what, if any, recommendations the FDA will adopt with respect to the 510(k) regulatory process. Many of the actions proposed by the FDA could result in significant changes to the 510(k) regulatory process, which would likely complicate the process of obtaining clearance for products by the FDA.

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

Federal, state and foreign regulations regarding the manufacture and sale of medical devices and pharmaceuticals are subject to future change. We cannot predict what impact, if any, such changes might have on our business. See the risks and uncertainties described under the caption “Risk Factors” in Item 1A below.

Reimbursement

Market acceptance of our medical products in the United States and other countries is dependent upon the purchasing and procurement practices of our customers, patient demand for our products and procedures, and the reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors. In the United States, the Centers for Medicare & Medicaid Services, known as CMS, establishes policies for the coverage and reimbursement of Medicare and Medicaid beneficiaries. CMS publishes reimbursement rates for laboratory services, physician, hospital and ambulatory surgical center payments on an annual basis. Under current CMS policies, varying reimbursement levels have been established for tests and procedures performed using our products. Coverage policies for Medicare patients may vary by regional Medicare carrier in the absence of a national coverage determination and reimbursement rates for procedures will vary based on the geographic price index. Coverage and reimbursement for patients with private insurance is dependent on the individual private payor’s decisions and may not follow the policies and rates established by CMS for Medicare. Moreover, private insurance carriers may choose not to follow the CMS reimbursement policies. The use of our products outside of the United States is similarly affected by reimbursement policies adopted by foreign regulatory authorities and insurance carriers.

Healthcare reform proposals and medical cost containment measures are being adopted in the United States and in many foreign countries. These reforms and measures, including those envisioned by the adoption in 2010 of United States healthcare reform, could among other things limit the use of our products and treatments and further reduce reimbursement available for such use. In addition, the uncertainty in the medical community regarding their nature and effect could have an adverse effect on our customers’ purchasing decisions regarding our products and treatments and could harm our business, results of operations, financial condition and prospects. Significant reductions in reimbursement rates proposed or implemented for the use of any our products have had and may continue to have a material adverse effect on the sales of those products. We also expect that pricing of medical products and services will remain under pressure as alternative payment models such as bundling, value-based purchasing and accountable care organizations begin to take shape in the United States.

Currently, there is not an established procedural terminology, or CPT, code, reimbursement rate or official coverage for the use of 3D mammography (breast tomosynthesis). We are working with governmental authorities, professional societies, healthcare providers, insurance companies and other third-party payors in efforts to secure reimbursement for the use of 3D tomosynthesis. However, we can give no assurance that these efforts will be successful. Failure to obtain, or delays in obtaining, adequate reimbursement for the use of 3D mammography would adversely affect sales of our Dimensions 3D systems.

Employees

As of September 28, 2013, we had approximately 5,615 full-time employees, including 1,659 in manufacturing operations, 687 in research and development, 2,538 in marketing, sales and support services, and 731 in finance and administration. The non-management employees of our Hitec-Imaging subsidiary located in Germany are represented by a union. Hitec-Imaging’s 164 non-management German employees were subject to collective bargaining agreements negotiated on a national and regional basis between Unternehmens-Verband

Südôstliches Westfalen e.V., the Employers Association of North Rhine-Westphalia, and the German Metal Workers Union, IndustrieGewerkschaft Metall. In addition, Hitec-Imaging’s German employees are represented by a works council, a Betriebsrat, with respect to various shop agreements for social matters and working conditions. We believe that our relationship with our employees is good. Except as described herein, none of our other employees are represented by a union.

Seasonality

Worldwide sales, including U.S. sales, do not reflect any significant degree of seasonality; however, customer purchases of our GYN Surgical products have been historically lower in our second fiscal quarter as compared to our other fiscal quarters. We expect continuing fluctuations in our manufacture and shipment of blood screening products and instruments to our blood screening collaborator, currently Novartis, which vary each period based on Novartis’ inventory levels and supply chain needs. Our respiratory infectious disease product line is also subject to significant seasonal and year-over-year fluctuations. In addition, the summer months, which occur during our fiscal fourth quarter, typically have had lower order rates internationally for most of our products.

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

Market acceptance of our medical products in the United States and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient demand for our products and procedures and the reimbursement of patients’ medical expenses by government healthcare programs and third-party payors. The continuing uncertainty surrounding world financial markets and continuing weak worldwide macroeconomic conditions, including as a result of actual or potential debt default by certain European countries, have caused and may continue to cause the purchasers of medical equipment to decrease their medical equipment purchasing and procurement activities. Economic uncertainty as well as increasing health insurance premiums and co-payments may continue to result in cost-conscious consumers making fewer elective trips to their physicians and specialists, which in turn would adversely affect demand for our products and procedures. Job losses or slow improvement in the unemployment rate in the U.S. as a result of current macroeconomic conditions may result in a smaller percentage of our patients being covered by an employer health group and a larger percentage being covered by lower paying Medicare and Medicaid programs. Furthermore, governments and other third-party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect sales of our products. If the current adverse macroeconomic conditions continue, our business and prospects may be negatively impacted.

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

Healthcare reform proposals and medical cost containment measures are being adopted in the United States and in many foreign countries. These reforms and measures, including those envisioned by the adoption in 2010 of United States healthcare reform, could among other things limit the use of our products and treatments and further reduce reimbursement available for such use. In addition, the uncertainty in the medical community regarding their nature and effect could have an adverse effect on our customers’ purchasing decisions regarding our products and treatments and could harm our business, results of operations, financial condition and prospects. Significant reductions in reimbursement rates proposed or implemented for the use of any our products have had and may continue to have a material adverse effect on the sales of those products. We also expect that pricing of medical products and services will remain under pressure as alternative payment models such as bundling, value-based purchasing and accountable care organizations begin to take shape in the United States.

Currently, there is not an established CPT code, reimbursement rate or official coverage for the use of 3D mammography (breast tomosynthesis). We are working with governmental authorities, professional societies, healthcare providers, insurance companies and other third-party payors in efforts to secure reimbursement for the use of 3D mammography. However, we can give no assurance that these efforts will be successful. Failure to obtain, or delays in obtaining, adequate reimbursement for the use of 3D tomosynthesis would adversely affect sales of our Dimensions 3D systems.

The adoption of healthcare reform in the United States and the uncertainty surrounding the implementation of these reforms could harm our business and prospects.

The healthcare industry has undergone significant change driven by various efforts to reduce costs, trends toward managed care, cuts in Medicare, consolidation of healthcare distribution companies and collective purchasing arrangements by office-based healthcare practitioners. The effect of the implementation of the PPACA on our business is uncertain. Among other things, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of certain medical devices which became effective on January 1, 2013. We expect that this excise tax will continue to apply to the majority, if not all, of our products sold in the U.S. in which net product sales represent, and will likely continue to represent a substantial majority of our net revenues. In addition, the judgments we make regarding which of our products are subject to the excise tax based on our interpretations of this act and IRS regulations and the underlying factors used to calculate the amount of tax due on the sale of such products could differ from the IRS, resulting in additional charges to our results of operations. Our U.S. product sales represented 74% and 73% of our net product sales for the years ended September 28, 2013 and September 29, 2012, respectively. Since the effective date of the medical device excise tax through September 28, 2013, the Company has incurred $15.7 million of excise tax expense related to the domestic sales of its medical device products.

The law also includes new regulatory mandates and other measures designed to constrain medical costs, as well as stringent new reporting requirements of financial relationships between device manufacturers and physicians and hospitals. We expect compliance with the new healthcare legislation, including with these new reporting requirements and the new excise tax, to impose significant additional administrative and financial burdens on us. Various healthcare reform proposals have also emerged at the state level. The healthcare reform legislation and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. These reforms include a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. In addition, the excise tax will increase our costs of doing business. The impact of this healthcare reform legislation, and practices including price regulation, competitive pricing, comparative effectiveness of therapies, technology assessments, and managed care arrangements could harm our business and prospects, results of operations and/or financial condition. Healthcare reform proposals and medical cost containment measures in the United States and in many foreign countries could:

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

Guidelines, recommendations and studies published by various organizations may reduce the use of our products.

Professional societies, government agencies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, cost-effectiveness, and use of related therapies. Organizations like these have in the past made recommendations about our products and those of our competitors. Recommendations, guidelines or studies that are followed by healthcare providers and insurers could result in decreased use of our products. For example, in November 2012, the American Congress of Obstetrics and Gynecologists, known as the ACOG, released updates in which they have recommended less frequent cervical cancer screening similar to guidelines released in March 2012 by the U.S. Preventative Services Task Force, known as the USPSTF, and the American Cancer Society. We believe that these recommendations and guidelines may have contributed to increased screeing intervals for cervical cancer, which we believe has and may continue to adversely affect our ThinPrep revenues.

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

Our blood screening business, which we conduct through our collaboration agreement with Novartis, could be adversely affected by the recently announced proposed sale by Novartis of its blood screening business to Grifols.

Product sales from our blood screening collaboration with Novartis accounted for 16.6% of our Diagnostics segment revenue in fiscal 2013. Under that collaboration our blood screening products have been marketed and sold by Novartis. On November 11, 2013, Novartis announced that it is selling its blood screening business to Grifols. Grifols had previously been a customer of our collaboration with Novartis. As announced, the transaction is subject to customary regulatory approvals and is expected to close in the first half of calendar 2014. Upon the consummation of the acquisition, Grifols will replace Novartis as our blood screening collaborator. Novartis has significantly greater resources and worldwide name recognition than Grifols. A disruption of our blood screening business, including a loss of customers as a result of the announcement or transfer of Novartis’ blood screening business to Grifols, Grifols’ failure to market and sell our blood screening products successfully, or our and Grifols’ failure to otherwise manage our mutual collaboration successfully could adversely affect our Diagnostics segment revenues and profitability.

If we cannot maintain our current corporate collaborations and enter into new corporate collaborations, our product development could be delayed. In particular, any failure by us to successfully maintain our blood screening collaboration could have a material adverse effect on our business.

We have historically entered into various corporate collaborations, including alliances and joint ventures, with certain partners or companies that could make it more difficult for us to enter into advantageous business transactions or relationships with others. Moreover, we may not be able to:

•	identify appropriate candidates for corporate collaborations;

•	assure that any collaboration candidate will provide us with the support we anticipated;

•	successfully negotiate a collaboration on terms that are advantageous to us; or

•	successfully manage any collaboration.

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

The continuation of any of these collaboration agreements depends upon their periodic renewal by us and our collaborators. For example, in January 2009, Gen-Probe extended the term of its blood screening collaboration with Novartis to June 30, 2025, subject to earlier termination under certain limited circumstances specified in the collaboration agreement. The collaboration was previously scheduled to expire by its terms in 2013. Most recently, on November 11, 2013, Novartis announced that it was selling its blood screening business to Grifols. Although Grifols had previously been a customer of our collaboration with Novartis, we have not previously collaborated with Grifols and we cannot assure that we and Grifols will be able to manage or continue a successful blood screening collaboration.

If any of our current collaboration agreements are terminated, or if we are unable to renew those collaborations on acceptable terms, we may be required to devote additional internal resources to product development or marketing or to terminate some development programs or seek alternative corporate collaborations. In addition, in the event of a dispute under our current or any future collaboration agreements, such as our collaboration agreement with Novartis, which will be assigned to Grifols upon completion of Novartis’ proposed sale of its blood screening business to Grifols, a court or arbitrator may not rule in our favor and our rights or obligations under an agreement subject to a dispute may be adversely affected, which may have an adverse effect on our business or operating results. Any corporate collaboration may divert management time and resources. Entering into a disadvantageous corporate collaboration, failing to manage a collaboration effectively, or failing to comply with the obligations associated with a collaboration, could harm our business and prospects.

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

Blood screening, medical diagnostic and surgical device products are regulated by the FDA as well as other foreign medical regulatory bodies. In some cases, such as in the United States and the EU, certain products may also require individual lot release testing. Maintaining compliance with multiple regulators, and multiple centers within the FDA, adds complexity and cost to our manufacturing processes. In addition, our manufacturing facilities and those of our contract manufacturers are subject to periodic regulatory inspections by the FDA and other regulatory agencies, and these facilities are subject to FDA requirements relating to the Quality System Regulation and Good Manufacturing Practices. We or our contractors may fail to satisfy these regulatory requirements in the future, and any failure to do so may prevent us from selling our products.

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

Our products may be subject to recalls even after receiving FDA clearance or approval, which could harm our reputation, business and prospects.

The FDA and similar governmental bodies in other countries have the authority to require the recall of medical products in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall could divert managerial and financial resources, be difficult and costly to correct, result in the suspension of sales of certain of our products, harm our reputation and the reputation of our products and adversely affect our business and prospects.

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

Our inability to obtain, or any delay in obtaining, any necessary United States or foreign regulatory clearances or approvals for our newly developed products and treatments or product enhancements could harm our business and prospects.

Our products and treatments are subject to a high level of regulatory oversight. Our inability to obtain, or any delay in obtaining, any necessary United States or foreign regulatory clearances or approvals for our newly developed products or product enhancements could harm our business and prospects. The process of obtaining clearances and approvals can be costly and time-consuming. In addition, there is a risk that any approvals or clearances, once obtained, may be withdrawn or modified.

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

Delays in receipt of, or failure to obtain, clearances or approvals for future products could delay or preclude realization of product revenues from new products or result in substantial additional costs which could decrease our profitability. In August 2010, the FDA issued two reports outlining potential changes to the 510(k) regulatory process. In addition, in January 2011, the FDA issued an implementation plan containing 25 specific actions to be implemented in 2011 relating to the 510(k) regulatory process and associated administrative matters. The FDA also deferred action on several other initiatives, including the creation of a new class of devices that would be subject to heightened review processes, until the Institute of Medicine released a related report on the 510(k) regulatory process in July 2011. The FDA is reviewing the Institute of Medicine’s report as well as public input to determine what, if any, recommendations the FDA will adopt with respect to the 510(k) regulatory process. Many of the actions proposed by the FDA could result in significant changes to the 510(k) regulatory process, which would likely complicate the process of obtaining product clearance from the FDA. In September 2012, the European Commission proposed new regulations for medical devices. The proposed new regulations cover in one regulation devices that are currently the subject of two separate directives, the Active Implantable Medical Devices Directive and the Medical Devices Directive. The adoption of these regulations may impact our international operations through a broadened scope of medical device oversight and/or regulatory reach. Compliance with the new European Commission regulations, if and when adopted, may impose additional administrative and financial burdens on us.

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

•	the perception of our products or treatments as compared to other products and treatments;

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

The markets for our Dimensions 3D tomosynthesis system and related products may not develop as expected.

The markets for our Dimensions 3D tomosynthesis system and related products may not continue to develop as expected. There is a significant installed base of conventional digital and screen-film mammography products in hospitals and radiological practices. The use of our Dimensions 3D tomosynthesis system in many cases would require these potential customers to either modify or replace their existing x-ray imaging equipment. As our Dimensions 3D tomosynthesis systems are generally more expensive than conventional mammography products, we believe that a major factor in the market’s acceptance of Dimensions 3D tomosynthesis systems has been and will continue to be based upon the benefits of tomosynthesis as compared to less expensive technologies. Moreover, as a new technology, there is currently limited, if any, reimbursement for the use of 3D tomosynthesis. We believe that our ability to continue to gain market acceptance of the Dimensions 3D tomosynthesis system and follow-on products depends on our ability to demonstrate the clinical efficacy and cost-effectiveness of the Dimensions 3D tomosynthesis system and to secure reimbursement to support the use of 3D tomosynthesis. We are working with healthcare providers, insurance companies and other third-party payors in connection with our efforts to promote, and to secure reimbursement for, the use of 3D tomosynthesis. However, we can give no assurance that these efforts will be successful. The markets for our Dimensions 3D tomosynthesis system and related products have and will continue to be affected by published studies and reports relating to the comparative efficacy of tomosynthesis, as well as decisions relating to the reimbursement of healthcare providers for the use of the system. The publication of an adverse study, or an adverse decision relating to the reimbursement of the use of tomosynthesis, would likely significantly impair the adoption of this technology and harm our business. Sales of our Dimensions 3D tomosynthesis system may also be adversely affected by increased competition. Several companies, including Siemens, I.M.S., Fuji, and Philips have recently introduced 3D tomosynthesis systems in certain foreign countries. We also are aware that other companies, several of which have substantially greater resources than we have, such as GE, Siemens and Fuji, are developing 3D tomosynthesis systems for approval in the U.S. Because the markets for our Dimensions 3D tomosynthesis system and related products are relatively new, it is likely that our evaluation of the potential markets for these products will materially vary with time.

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

During the fourth quarter of fiscal 2013, in connection with our Company-wide annual budgeting and forecasting process and a full re-evaluation of our existing product development efforts and cost structure, we reduced our short term and long term revenue forecasts and determined that indicators of impairment existed in our Molecular Diagnostics reporting unit, which is in our Diagnostics segment. The Molecular Diagnostics reporting unit is primarily comprised of our Aptima business acquired in the Gen-Probe acquisition in fiscal 2012 and the molecular diagnostics business acquired in the Third Wave acquisition in fiscal 2008. The updated forecast, which reflects recent pricing pressures, is now lower, and the current projections for revenue and profitability are lower than those expected at the time of the Gen-Probe acquisition. As such, the fair value of this reporting unit declined. As a result of performing Step 2 of the goodwill impairment test, which requires the completion of a hypothetical purchase price allocation to determine the fair value of the implied goodwill, we recorded a $1.1 billion goodwill impairment charge. For further information of this charge, refer to Note 2 to our consolidated financial statements contained in Item 15 of this Annual Report.

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

It may be difficult for us to implement our strategies for sustaining growth.

Some of the markets in which we compete have been flat or declining. For example, in fiscal 2013, we experienced declines in domestic sales of our ThinPrep and NovaSure systems, and worldwide sales of our 2D mammography systems. We attribute the decline in ThinPrep system sales to the increased time intervals between cervical cancer screenings as a result of recent screening recommendations, the decline in the sale of NovaSure systems to the continuing effect of unemployment and economic uncertainty and the increase in insurance deductibles and the availability of less expensive, although often less effective, alternative therapies, and the decline in 2D mammography sales to our introduction of the Dimensions 3D tomosynthesis system. At the end of fiscal 2013, we also experienced a modest decline in prices for our molecular diagnostics products. We also continue to experience pressures resulting from ongong economic challenges and uncertainty resulting from health care reforms, reimbursement pressures and capital budget uncertainty. We expect such trends and pressures to continue in fiscal 2014.

To offset these pressures, we are pursuing a number of strategies to sustain our business, including:

•

continuing to aggressively place our molecular diagnostics instrumentation in laboratories, particular our Panther system, to drive longer term growth from the use of those systems and the purchase of our assays;

•	continuing to aggressively market and sell our Dimenstions 3D tomosynthesis system and to seek incremental reimbursement for the use of 3D tomosynthesis;

•	expanding our product offerings, particularly within our Diagnostics segment;

•	allocating research and development funding to products with higher growth prospects;

•	developing new applications for our technologies;

•	strengthening our presence in selected geographic markets;

•	implementing targeted customer initiatives; and

•	supporting cross-selling opportunities of products and services to take advantage of the breadth of our product offerings.

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

Additionally, the U.S. Supreme Court has issued decisions, the full impact of which is not yet known. For example, in March 2012 in Mayo Collaborative Services, DBA Mayo Medical Laboratories, et al. v. Prometheus Laboratories, Inc., the Court held that several claims drawn to measuring drug metabolite levels from patient samples and correlating them to drug doses were not patentable subject matter. The decision appears to impact diagnostics patents that merely apply a law of nature via a series of routine steps and it has created uncertainty around the ability to patent certain biomarker-related method claims. Additionally, in June 2013 in Association for Molecular Pathology v. Myriad Genetics, Inc., the Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA (cDNA) molecules were held to be valid. The effect of the decision on patents for other isolated natural products is uncertain and we may lose competitive advantages should the subject matter of an exclusive license be deemed non-statutory and we therefore fail to maintain exclusivity to such subject matter as a result.

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

We have obtained or applied for corresponding patents and patent applications in several foreign countries for some of our U.S. patents and patent applications. There is a risk that these patent applications will not be granted or that the patent or patent application will not provide significant protection for our products and technology. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as intellectual property laws in the U.S.

The rights provided by a patent are finite in time. Over the coming years, certain patents relating to current products will expire in the U.S. and abroad thus allowing third parties to utilize certain of our technologies.

Our competitors may independently develop similar or superior technology that our patents do not cover. In addition, because patent applications in the United States are not generally publicly disclosed until eighteen months after the application is filed, applications may have been filed by third parties that relate to our technology. Even if our proprietary information is protected by patents or otherwise, the initiation of actions to protect our proprietary information could be costly and divert the efforts and attention of our management and technical personnel, and the outcome of such litigation is often uncertain. As a result of these uncertainties, we could also elect to forego such litigation or settle such litigation without fully enforcing our proprietary rights. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology.

Additionally, the effect of the Prometheus Laboratories and Myriad Genetics decisions on patents for other isolated natural products is uncertain and these decisions could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We are subject to a number of additional risks and expenses due to our international operations, including our operations in China. Any of these risks or expenses could harm our operating results. These risks and expenses include:

•	difficulties in developing staffing and simultaneously managing operations in multiple locations as a result of, among other things, distance, language and cultural differences;

•	protectionist laws and business practices that favor local companies;

•	difficulties in the collection of trade accounts receivable;

•	difficulties and expenses related to implementing internal controls over financial reporting and disclosure controls and procedures;

•	expenses associated with customizing products for clients in foreign countries;

•	possible adverse tax consequences;

•	the inability to obtain favorable third-party reimbursements;

•	the inability to obtain required regulatory approvals;

•	governmental currency controls;

•	multiple, conflicting and changing government laws and regulations (including, among other things, antitrust and tax requirements);

•	operation in parts of the world where strict compliance with anti-bribery laws may conflict with local customs and practices;

•	reduced protection for intellectual property rights in some countries;

•	political and economic changes and disruptions, export/import controls and tariff regulations;

•	the inability to effectively obtain or enforce intellectual property rights and otherwise protect against clone or “knock off” products; and

•	the lack of ability to enforce non-compete agreements with former owners of acquired businesses competing with us in China and other foreign countries.

Our global operations are required to comply with the FCPA, Chinese anti-corruption and similar anti-bribery laws in other jurisdictions and with U.S. and foreign export control, trade embargo and customs laws. If we fail to comply with any of these laws, we could suffer civil and criminal sanctions.

Our China operations are subject to national, regional and local regulations. The regulatory environment in China is evolving, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. It is possible that the Chinese government’s current or future interpretation and application of existing or new regulations will negatively impact our China operations, result in regulatory investigations or lead to fines or penalties.

We utilize distributors for a portion of our sales, the loss of which could harm our revenues in the territory serviced by these distributors.

We rely on strategic relationships with a number of key distributors for sales and service of our products. For example, in our Diagnostics business we are dependent on Novartis to distribute the blood screening products we manufacture. Commercial blood screening product sales to Novartis accounted for 16.6% of our Diagnostics segment revenue in fiscal 2013. In January 2009, Gen-Probe extended the term of its blood screening collaboration with Novartis to June 30, 2025, subject to earlier termination under certain limited circumstances specified in the collaboration agreement. On November 11, 2013, Novartis announced that it is selling its blood screening business to Grifols. As announced, the transaction is subject to customary regulatory approvals and is expected to close in the first half of calendar 2014. Upon the consummation of that transaction, Grifols will replace Novartis as our blood screening collaborator. If our blood screening relationship or any of our other strategic relationships are terminated and not replaced, our revenues and/or ability to service our products in the territories serviced by these distributors could be adversely affected. If any of our distribution or marketing agreements are terminated, particularly our blood screening collaboration agreement, or if we elect to distribute new products directly, we will have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future selling, general and administrative expenses. We may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all. If we fail to enter into acceptable distribution or marketing agreements or fail to successfully market our products, our product sales will decrease. We may also be exposed to risks as a result of transitioning a territory from a distributor sales model to a direct sales model, such as difficulties maintaining relationships with specific customers, hiring appropriately trained personnel or ensuring compliance with local product registration requirements, any of which could result in lower revenues than previously received from the distributor in that territory.

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

Our current supplier of certain key raw materials for certain of our amplified NAT diagnostic assays, pursuant to a fixed-price contract, is Roche Diagnostics Corporation. We have a supply and purchase agreement for oligonucleotides for HPV with Roche Molecular Systems, Inc. Each of these entities is an affiliate of Roche Diagnostics GmbH, which is one of our primary competitors in molecular diagnostics. We also have a supply agreement with an affiliate of GE for membranes used in connection with our ThinPrep product line. GE competes with us in our Breast Health and Skeletal Health businesses.

We have only one third-party manufacturer for each of our molecular diagnostics instrument product lines, which exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs.

We have one third-party manufacturer for each of our molecular diagnostics instrument product lines. KMC Systems, Inc., or KMC Systems, is the only manufacturer of the Tigris instrument; Stratec Biomedical AG, or Stratec, is the only manufacturer of the Panther instrument; and Tecan Group Ltd., or Tecan, is the only manufacturer of the Cervista High Throughput Automation System. We are dependent on these third-party manufacturers, and this dependence exposes us to increased risks associated with production delays, delivery schedules, manufacturing capability, quality control, quality assurance and costs.

We have no firm long-term commitments from KMC Systems, Stratec or Tecan or any of our other contract manufacturers to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. If KMC Systems, Stratec, Tecan or any of our other third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its development or manufacturing operations or becomes insolvent or otherwise fails to supply us with products in sufficient quantities, then instrument shipments to our customers could be delayed, which would decrease our revenues and harm our competitive position and reputation. Further, because we place orders with our manufacturers based on forecasts of expected demand for our instruments, if we inaccurately forecast demand we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers’ delivery requirements, or we may accumulate excess inventories.

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

We continually review our operations and facilities in an effort to reduce costs and increase efficiencies and are currently still in the process of completing the consolidation of our Madison, Wisconsin molecular diagnostics operations into our Gen-Probe facilities in San Diego, California. We expect this consolidation to be completed in calendar 2014. During fiscal 2013, we moved our selenium panel coating production line into our digital detector manufacturing facility in Newark, Delaware from Germany, and have completed the majority of consolidation of our breast biopsy operations, including manufacturing, research and development and sales support to our Costa Rica manufacturing facility and facilities in Massachusetts. Our breast biopsy operations consolidation is expected to be completed at or near the end of calendar 2013. Uncertainty is inherent within the consolidation process, and unforeseen circumstances, costs and expenses could offset the anticipated benefits, disrupt operations, including the timely delivery of products and service to customers, and impact product quality, which could materially harm our business and prospects. In addition, we may fail to retain key employees who possess specific knowledge or expertise and who we depend upon for the timely and successful transition, we may not be able to attract a sufficient number of skilled workers at the new locations to handle the additional production and other demands, and the relocation may absorb significant management and key employee attention and resources. If any of these risks materialize, our business, result of operations, financial condition and prospects may be adversely affected.

We face intense competition from other companies and may not be able to compete successfully.

A number of companies have developed, or are expected to develop, products that compete or will compete with our products. In addition, some companies may have significant competitive advantages over us, which may make them more attractive to hospitals, radiology clients, group purchasing organization, laboratories, and physicians, including:

•	greater brand recognition;

•	larger or more established distribution networks and customer bases;

•	a broader product portfolio, resulting in the ability to offer rebates or bundle products to offer discounts or incentives to gain a competitive advantage;

•	higher levels of automation and greater installed bases of such equipment;

•	more extensive research, development, sales, marketing, and manufacturing capabilities and greater financial resources; and

•	greater technical resources positioning them to continue to improve their technology in order to compete in an evolving industry.

The markets in which we sell our products are intensely competitive, subject to rapid technological change and may be significantly affected by new product introductions and other market activities of industry participants, and these competitive pressures may reduce our gross margins. Other companies may develop products that are superior to and/or less expensive than our products. Improvements in existing competitive products or the introduction of new competitive products may reduce our ability to compete for sales, particularly if those competitive products demonstrate better safety or effectiveness, clinical results, ease of use or lower costs.

The current environment of managed care, economically-motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, together with current global economic conditions and healthcare reform measures, may put additional competitive pressure on us, including on our average selling prices, overall procedure rates and market sizes.

If we are unable to compete effectively against existing and future competitors and existing and future alternative products and treatments, our business and prospects could be harmed.

Our Diagnostics segment depends on a small number of customers for a significant portion of its product sales, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce revenues in our Diagnostics segment.

Although we do not currently have any customers that represent more than 10% of our consolidated revenues, a material portion of product sales in our Diagnostics segment comes from a limited number of customers. We do not have any long-term commitments with these Diagnostics’ customers, other than pursuant to our collaboration agreement with Novartis. On November 11, 2013, Novartis announced that it is selling its blood screening business to Grifols. Upon the consummation of that transaction, Grifols will replace Novartis as our blood screening collaborator. Product sales from our blood screening collaboration accounted for 16.6% of our Diagnostics segment revenue in fiscal 2013. Our blood screening collaboration is largely dependent on two significant customers in the United States, The American Red Cross and Creative Testing Solutions, although we do not receive any revenues directly from those entities. We anticipate that our operating results in our Diagnostics segment will continue to depend, to a significant extent, upon revenues from a small number of customers. The loss of any of these key customers, or a significant reduction in sales volume or pricing to these customers, could significantly reduce our Diagnostics segment revenues or profitability.

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

We are subject to the provisions of a federal law commonly known as the anti-kickback statute, and several similar state laws, which prohibit payments intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. While the federal law applies only to products or services for which payment may be made by a federal healthcare program, state laws often apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements, including sales programs, that may be used with hospitals, physicians, laboratories and other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties (including fines) for noncompliance that can be substantial. Similarly, our international operations are subject to the provisions of the FCPA, which prohibits U.S. companies and their representatives from offering, promising, authorizing, or making payments to foreign officials for the purpose of influencing any act or decision of such official in his or her official capacity, inducing the official to do any act in violation of his or her lawful duty, or to secure any improper advantage in obtaining or retaining business. In many countries, the healthcare professionals we regularly interact with may meet the definition of a foreign official for purposes of the FCPA. In addition to the FCPA, our international operations are also subject to various other international anti-bribery laws such as the UK Anti-Bribery Act. Our policies mandate compliance with these anti-bribery laws. However, despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal control policies and procedures, we may not always prevent reckless or criminal acts by our employees or agents, or employees or agents of businesses or operations we may acquire. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and have a material adverse effect on our business, financial condition and results of operations. We also could be subject to adverse publicity, severe penalties, including criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes and other remedial actions. Moreover, our failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, and withdrawal of an approved product from the market.

Failure to comply with laws relating to the confidentiality of sensitive personal information or standards in electronic health data transmissions, may require us to make significant changes to our products, or incur penalties or other liabilities.

State, federal and foreign laws, such as the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), regulate the confidentiality of sensitive personal information and the circumstances under which such information may be released. These measures may govern the disclosure and use of personal and patient medical record information and may require users of such information to implement specified security measures, and to notify individuals in the event of privacy and security breaches. Evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products in a timely manner to reflect these legal requirements, either of which could have an adverse impact on our results of operations. Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specified electronic transactions, for example transactions involving submission of claims to third party payors. These standards also continue to evolve and are often unclear and difficult to apply. In addition, under the federal Health Information Technology for Economic and Clinical Health Act (HITECH Act), which was passed in 2009, some of our businesses that were previously only indirectly subject to federal HIPAA privacy and security rules became directly subject to such rules because the businesses may be deemed to serve as “business associates” to certain of our customers. On January 17, 2013, the Office for Civil Rights of the Department of Health and Human Services released a final rule implementing the HITECH Act and making certain other changes to HIPAA privacy and security requirements. Compliance with the rule will increase the requirements applicable to some of our businesses. Failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements, or to abide by electronic health data transmission standards, could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.

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

In the ordinary course of our business we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal or confidential business information. In addition, an associate, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. Any such compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, damage our reputation and customers’ willingness to transact business with us, and subject us to additional costs and liabilities any of which could adversely affect our business. Although we have experienced occasional, actual or attempted breaches of our computer systems, none of these breaches has had a material effect on our business, operations or reputation.

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

Our research and development and manufacturing processes involve the controlled use of hazardous materials, such as toxic and carcinogenic chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of this type of accident, we could be held liable for any resulting damages, and any such liability could be extensive. From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemical substances (REACH), the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE) enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation that has been or is in the process of being enacted in Japan and China and various states of the United States may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials. These redesigns or alternative materials may detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. We are also subject to substantial regulation relating to occupational health and safety, environmental protection, hazardous substance control, and waste management and disposal. The failure to comply with such regulations could subject us to, among other things, fines and criminal liability.

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

Our ongoing organizational and strategic changes review and any changes resulting from that review could harm our business if not effectively managed.

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

During the fourth quarter of fiscal 2013, in connection with our Company-wide annual budgeting and forecasting process and a full re-evaluation of our existing product development efforts and cost structure, we reduced our short term and long term revenue forecasts and determined that indicators of impairment existed in our Molecular Diagnostics reporting unit, which is in our Diagnostics segment. The Molecular Diagnostics reporting unit is primarily comprised of our Aptima business acquired in the Gen-Probe acquisition in fiscal 2012 and the molecular diagnostics business acquired in the Third Wave acquisition in fiscal 2008. The updated forecast, which reflects recent pricing pressures, is now lower, and the current projections for revenue and profitability are lower than those expected at the time of the Gen-Probe acquisition. As such, the fair value of this reporting unit declined. As a result of performing Step 2 of the goodwill impairment test, which requires the completion of a hypothetical purchase price allocation to determine the fair value of the implied goodwill, we recorded a $1.1 billion goodwill impairment charge. For further information of this charge, refer to Note 2 to our consolidated financial statements contained in Item 15 of this Annual Report.

All of our other reporting units passed step 1 of the goodwill impairment test in fiscal 2013. Although we use reasonable methodologies for developing assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. It is possible that the continuation of the current global financial and economic uncertainty could negatively affect our anticipated future cash flows, or the discount rates used to value the cash flows for each reporting unit, to such an extent that we could be required to perform an interim impairment test in fiscal 2014.

Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.

We are subject to income taxes and non-income based taxes in both the United States and various foreign jurisdictions. In certain instances, we take certain income tax return positions and provide additional taxes if it is more-likely-than-not that the tax position will not withstand a tax authority’s challenge. We are subject to ongoing tax audits in various jurisdictions, and tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly evaluate the audits likely outcomes to determine the appropriateness of our tax provision and tax reserves. However, we can give no assurance that we will accurately predict the audits’ outcomes, which could have a material impact on our operating results and financial condition.

Our effective tax rate may be lower or higher than prior years due to numerous factors, including a change in our geographic earnings mix and changes in tax laws or tax rulings. U.S. law makers are considering several U.S. corporate tax reform proposals including those that may reduce or eliminate U.S. income tax deferral on unrepatriated foreign earnings and eliminate tax incentives such as the domestic manufacturing deduction and research credits in exchange for a lower U.S. statutory tax rate. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have a material impact on our business and operating results.

Risks Relating to our Indebtedness

We incurred significant indebtedness in order to finance the acquisition of Gen-Probe, which will limit our operating flexibility, and could adversely affect our operations and financial results and prevent us from fulfilling our obligations.

As of September 28, 2013, we had approximately $4.96 billion aggregate principal of indebtedness. We also have other contractual obligations and deferred tax liabilities. This significant level of indebtedness and our other obligations may:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we participate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, general corporate purposes or acquisitions.

In addition, the terms of our credit facilities require us to meet certain financial covenants that are customary with these types of credit facilities, which are described in Note 5 “Borrowings and Credit Arrangements” in the accompanying notes to the consolidated financial statements included in Item 15 of this Annual Report. Our ability to comply with these covenants may be adversely affected by general economic conditions, industry conditions and other events beyond our control. If we are unable to comply with these covenants, we could default under the credit facilities, which could cause us to be unable to borrow additional amounts under the credit facilities and may result in the acceleration of the maturity of our outstanding indebtedness under the facilities. If the maturities were accelerated, we may not have sufficient funds available for repayment, and if we were unable to make additional borrowings under the facilities, we may not be able to make investments in our business to support our strategy or we may end up in bankruptcy proceedings, or other processes, in which our business would be negatively impacted. In addition, our shareholders could be adversely impacted as shareholder value could decrease to a point of limited return. Each scenario would result in significant negative implications to our liquidity and results of operations.

Further, the terms of our indebtedness contain covenants that restrict our ability, and that of our subsidiaries, to engage in certain transactions and may impair our ability to respond to changing business and economic conditions, including, among other things, limitations on our ability to:

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

Our business may not be able to generate sufficient cash flow from operations, and we can give no assurance that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as such indebtedness matures and to fund our other liquidity needs. If this occurs, we will need to refinance all or a portion of our indebtedness on or before maturity, and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may need to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These alternative strategies may not be affected on satisfactory terms, if at all. Our ability to refinance our indebtedness or obtain additional financing, or to do so on commercially reasonable terms, will depend on, among other things, our financial condition at the time, restrictions in agreements governing our indebtedness, and other factors, including the condition of the financial markets and the markets in which we compete.

If we do not generate sufficient cash flow from operations, and additional borrowings, refinancings or proceeds from asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations.

A significant portion of our indebtedness is subject to floating interest rates, which may expose us to higher interest payments.

A significant portion of our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of September 28, 2013, approximately $2.24 billion aggregate principal of our indebtedness, which represents the outstanding principal under our tranche A term loan facility and our tranche B term loan facility, was subject to floating interest rates. We currently have no hedging arrangements in place to mitigate the impact of higher interest rates.

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

Future sales of our common stock, the perception that such sales could occur or the availability of shares of our common stock or securities convertible into or exercisable for our common stock for future sale could adversely affect the market price of our common stock and the value of our convertible notes prevailing from time to time and could impair our ability to raise capital through future offerings of equity or equity-related securities. In addition, we may issue common stock or equity securities senior to our common stock in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of options or for other reasons.

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

•	published studies and reports relating to the comparative efficacy of products and markets in which we participate;

•	quarterly fluctuations in our actual or anticipated operating results and order levels;

•	general conditions in the worldwide economy;

•	our stock repurchase program;

•	announcements of technological innovations;

•	new products or product enhancements by us or our competitors;

•	developments in patents or other intellectual property rights and litigation;

•	developments in relationships with our customers and suppliers;

•	the implementation of healthcare reform legislation and the adoption of additional reform legislation in the future; and

•	the success or lack of success of integrating our acquisitions.

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

Our previously announced stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250 million of our outstanding common stock over the next three years. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and lease the real property identified below. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Principal Properties Owned:	Primary Use	Floor Space
Newark, DE (a)(b)	DirectRay digital detector research and development and plate manufacturing operations	164,000 sq. ft.
Warstein, Germany	Hitec-Imaging’s manufacturing operations, research and development and administrative functions	201,000 sq. ft.
Londonderry, NH	Manufacturing operations	47,000 sq. ft.
San Diego, CA (b)	Diagnostics headquarters, including research and development, administrative and manufacturing operations	262,000 sq. ft.
San Diego, CA (b)(c)	Diagnostics headquarters, including research and development, administrative and manufacturing operations	290,000 sq. ft.
San Diego, CA (b)	Manufacturing operations for blood screening products	94,000 sq. ft.

Principal Properties Leased:	Primary Use	Floor Space	Lease Expiration (fiscal year)	Renewals
Bedford, MA	Headquarters, including research and development, administrative and manufacturing operations	207,000 sq. ft.	2022	4, five-yr. periods
Danbury, CT	Manufacturing facility	62,000 sq. ft.	2022	4, five-yr. periods
Marlborough, MA	Administrative, research and development, manufacturing and distribution operations	216,000 sq. ft.	2019	2, five-yr. periods
Marlborough, MA	Manufacturing operations	146,000 sq. ft.	2019	2, five-yr. periods
Danbury, CT	Manufacturing operations and research and development	60,000 sq. ft.	2018	1, five-yr. period
Alajuela, Costa Rica	Manufacturing facility	164,000 sq. ft.	2018	2, five-yr. periods
Madison, WI	Manufacturing operations and research and development	62,000 sq. ft.	2014	None
Manchester, England	Manufacturing operations and research and development	66,000 sq. ft.	2035	None

(a)	We currently occupy approximately 59,000 square feet of this building, which houses our plate manufacturing facility, including both a Class 1 and a Class 2 clean room. We lease approximately 105,000 square feet of the facility to Siemens under a lease which expires in April 2015.
(b)	Subject to a mortgage to secure obligations under our senior secured credit facilities.
(c)	We currently occupy approximately 221,000 square feet of this building, with the remaining space available to accommodate future growth.

We lease other facilities utilized for office space and manufacturing and distribution operations across the United States, Europe, Canada, China and Hong Kong. We also lease several sales and service offices throughout the world.

Item 3.	Legal Proceedings

For a discussion of legal matters as of September 28, 2013, please see Note 13 to our consolidated financial statements entitled “Litigation and Other Matters,” which is incorporated by reference into this item.

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

Fiscal Year Ended September 28, 2013	High	Low
First Quarter	$22.00	$18.51
Second Quarter	23.96	19.76
Third Quarter	22.97	18.90
Fourth Quarter	23.24	18.46

Fiscal Year Ended September 29, 2012	High	Low
First Quarter	$18.60	$13.90
Second Quarter	21.74	17.13
Third Quarter	22.16	16.18
Fourth Quarter	21.24	17.33

Number of Holders. As of November 18, 2013, there were approximately 1,314 holders of record of our common stock, including multiple beneficial holders at depositaries, banks and brokers listed as a single holder in the street name of each respective depositary, bank or broker.

Dividend Policy. We have never declared or paid cash dividends on our capital stock, and we have no plans to do so. Our current policy is to retain all of our earnings to finance future growth, pay down our existing indebtedness and repurchase our common stock. The existing covenants under our debt instruments also place limits on our ability to issue dividends and repurchase stock.

Recent Sales of Unregistered Securities. We did not sell unregistered equity securities during the fourth quarter of fiscal 2013.

Issuer’s Purchases of Equity Securities.

Period of Repurchase	Total Number of Shares Purchased (#) (2)	Average Price Paid Per Share ($) (2)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Program (#) (1)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs ($ in thousands)
June 30, 2013—July 27, 2013	—	$—	—	$—
July 28, 2013—August 24, 2013	4,047	22.59	—	—
August 25, 2013—September 28, 2013	2,925	21.34	—	—

Total	6,972	$22.07	—	$—	(1)

(1)	On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250 million of our outstanding common stock over the next three years.
(2)

For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. These repurchases of our common stock were to cover employee income tax withholding obligations in connection with the vesting of restricted stock units under our equity incentive plans.

Stock Performance Graph

The following graph compares cumulative total shareholder return on our common stock since September 27, 2008 with the cumulative total return of the Russell 1000 Index and the Standard & Poor’s Health Care Supplies Index. This graph assumes the investment of $100 on September 27, 2008 in our common stock, the Russell 1000 Index and the S&P Health Care Supplies Index. Measurement points are the last trading day of each respective fiscal year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hologic, Inc., the Russell 1000 Index,

and S&P Health Care Supplies

*	$100 invested on 9/27/08 in stock or index, including reinvestment of dividends.

Fiscal year ending September 28.

Item 6.	Selected Financial Data

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

	Fiscal Years Ended
	September 28, 2013 (5)	September 29, 2012 (4)	September 24, 2011 (3)	September 25, 2010 (2)	September 26, 2009 (1)
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Total revenues	$2,492,279	$2,002,652	$1,789,349	$1,679,552	$1,637,134
Total costs and expenses	$3,398,561	$1,888,935	$1,414,904	$1,609,615	$3,653,808
Net (loss) income	$(1,172,838)	$(73,634)	$157,150	$(62,813)	$(2,216,642)
Basic net (loss) income per common share	$(4.36)	$(0.28)	$0.60	$(0.24)	$(8.64)
Diluted net (loss) income per common share	$(4.36)	$(0.28)	$0.59	$(0.24)	$(8.64)

Consolidated Balance Sheet Data
Working capital	$535,737	$901,665	$833,450	$656,969	$489,335
Total assets	$9,000,823	$10,477,108	$6,008,780	$5,625,834	$5,684,226
Long-term debt obligations, less current portion (6)	$4,254,379	$4,986,345	$1,506,448	$1,467,519	$1,536,887
Total stockholders’ equity	$1,941,513	$2,961,031	$2,936,895	$2,698,549	$2,725,977

(1)	Fiscal 2009 total costs and expenses include an aggregate goodwill impairment charge of $2.34 billion comprised of $1.17 billion for GYN Surgical, $908.3 million for Diagnostics and $265.9 million for Breast Health.
(2)	Fiscal 2010 total costs and expenses include impairment charges of $143.5 million for intangible assets and $76.7 million for goodwill, both of which related to our MammoSite reporting unit within our Breast Health reportable segment. Also included in total costs and expenses was $11.4 million of net charges for litigation-related settlements.
(3)	Fiscal 2011 total costs and expenses include a net gain on the sale of intellectual property of $84.5 million, and included in net income in fiscal 2011 was a debt extinguishment loss of $29.9 million.
(4)	Fiscal 2012 total costs and expenses include charges for contingent consideration of $119.5 million related to certain of our acquisitions, aggregate restructuring and divestiture charges of $36.6 million and acquisition transaction costs related to the Gen-Probe acquisition of $34.3 million. Included in net loss was a debt extinguishment loss of $42.3 million.
(5)	Fiscal 2013 total costs and expenses include a goodwill impairment charge of $1.1 billion, contingent consideration of $91.3 million related to certain of our acquisitions, restructuring and divestiture charges of $32.8 million partially offset by a net gain on the sale of intellectual property of $53.9 million. Included in net loss was a debt extinguishment loss of $9.2 million and related transaction costs of $7.5 million.
(6)	Long-term obligations are net of unamortized debt discounts of $157.1 million, $188.8 million, $236.4 million, $277.9 million and $351.1 million for fiscal years 2013, 2012, 2011, 2010, and 2009, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases and screen donated human blood. Our molecular diagnostics products include our Aptima family of assays, our proprietary Invader and TMA chemistries and our advanced instrumentation (Panther, Tigris and HTA). The Aptima family of assays is used to detect the infectious microorganisms that cause the common STDs chlamydia and gonorrhea, certain high-risk strains of HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. Our Invader chemistry is comprised of molecular diagnostic reagents used for a variety of DNA and RNA analysis applications, including our Cervista HPV HR and Cervista HPV 16/18 products to assist in the diagnosis of HPV, as well as other products to diagnose cystic fibrosis, cardiovascular risk and other diseases. Our diagnostics products also include the ThinPrep System, which is primarily used in cytology applications such as cervical cancer screening, and the Rapid Fetal Fibronectin Test, which assists physicians in assessing the risk of pre-term birth. In blood screening, we develop and manufacture the Procleix family of assays, which are used to detect HIV, HCV, HBV, WNV, HAV and Parvovirus in donated human blood. These blood screening products are marketed worldwide by our blood screening collaborator, Novartis Vaccines and Diagnostics, Inc., under Novartis’ trademarks. On November 11, 2013, Novartis announced that it is selling its blood screening business to Grifols. Grifols had previously been a customer of our collaboration with Novartis. As announced, the transaction is subject to customary regulatory approvals and is expected to close in the first half of calendar 2014. Upon the consummation of that transaction, Grifols will replace Novartis as our blood screening collaborator.

Our breast health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, breast MRI coils, CAD for mammography and minimally invasive breast biopsy devices, breast biopsy site markers, breast biopsy guidance systems, breast imaging comfort pads, and breast brachytherapy products. Our most advanced breast imaging platform, Dimensions, utilizes a new technology called tomosynthesis to produce 3D images, as well as conventional 2D full field digital mammography images.

Our GYN surgical products include our NovaSure system and MyoSure system. The NovaSure system involves a trans-cervical procedure for the treatment of abnormal uterine bleeding. The MyoSure system is a tissue removal device that is designed to provide incision-less removal of fibroids and polyps within the uterus. At the end of the second quarter of fiscal 2012, we decided to cease manufacturing, marketing and selling our Adiana permanent contraception system determining that the product was not financially viable and would not become so in the foreseeable future.

Our skeletal health products include dual-energy X-ray bone densitometry systems, an ultrasound-based osteoporosis assessment product, and our Fluoroscan mini C-arm imaging products.

Unless the context otherwise requires, references to we, us, Hologic or our company refer to Hologic, Inc. and its consolidated subsidiaries.

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

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and imposes new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of certain medical devices effective January 1, 2013. The majority of our products fall under the government classification requiring the excise tax. Product sales in the United States represented 74% and 73% of our worldwide net product sales for the years ended September 28, 2013 and September 29, 2012, respectively. Since the effective date of the medical device excise tax through September 28, 2013, the Company has incurred $15.7 million of excise tax expense related to the domestic sales of its medical device products. The law also includes new regulatory mandates and other measures designed to constrain medical costs, as well as stringent new reporting requirements of financial relationships between medical device manufacturers and physicians and hospitals. We expect compliance with the new healthcare legislation, including these new reporting requirements and the new excise tax, to impose significant additional administrative and financial burdens on us. Various healthcare reform proposals have also emerged at the state level and in various foreign countries. The healthcare reform legislation and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. In addition, the excise tax has increased our cost of doing business. These reforms, cost containment measures and new taxes, including the uncertainty in the medical community regarding their nature and effect, could also have an adverse effect on our customers’ purchasing decisions regarding our products and treatments and could harm our business, results of operations, financial condition and prospects.

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

Professional societies, government agencies, practice management groups, private health/science foundations, and organizations involved in healthcare issues may publish guidelines, recommendations or studies to the healthcare and patient communities from time to time. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, cost-effectiveness, and use of related preventative services and treatments/therapies. Recommendations, guidelines or studies that are followed by patients and healthcare providers could result in decreased reimbursement or use of our products. For example, in November 2012, the American Congress of Obstetrics and Gynecologists, known as the ACOG, released updates in which they have recommended less frequent cervical cancer screening similar to guidelines released in March 2012 by the U.S. Preventative Services Task Force, known as the USPSTF, and the American Cancer Society. However, the USPSTF recommendations now also include HPV co-testing for certain patient populations, an update from their draft guidelines in October 2011. Overall, we believe that these guidelines have contributed to an increase in testing intervals in the U.S. for cervical cancer screening, resulting in fewer such tests being performed.

Over the last few years, there have been periodic significant fluctuations in foreign currencies relative to the U.S. dollar. The ongoing fluctuations of the value of the U.S. dollar may cause our products to be less competitive in international markets and may impact sales and profitability over time. Historically, a majority of our capital equipment sales to international dealers were denominated in U.S. dollars. However, more sales are now denominated in the Euro compared to the U.S. dollar for our Euro zone dealers. In addition, we have international sales, principally in our Diagnostics segment, that are denominated in foreign currencies. The value of these sales is also impacted by fluctuations in the value of the U.S. dollar. Given the uncertainty in the worldwide financial markets, foreign currency fluctuations may be significant in the future and we may experience a material adverse effect on our international revenues and operating results.

ACQUISITIONS

Fiscal 2013 Acquisitions:

Chindex Medical Limited

On December 31, 2012, we acquired certain assets from Chindex Medical Limited for a net purchase price of $4.4 million, including contingent consideration. Chindex was a distributor of certain of our Breast Health products in China. We accounted for this transaction as the acquisition of a business pursuant to ASC 805 and allocated the majority of the purchase price to customer relationships.

SenoRx, Inc.

On May 31, 2013, through the settlement of litigation, we acquired certain assets related to SenoRx’s Contura brachytherapy device for a net purchase price of $2.4 million. We accounted for this transaction as the acquisition of a business pursuant to ASC 805 and allocated the majority of the purchase price to developed technology.

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

The allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of August 1, 2012. The purchase price was allocated to the acquired assets and assumed liabilities based on management’s estimate of their fair values. Certain of Gen-Probe’s assets were designated as assets held-for-sale and recorded at fair value less the estimated cost to sell such assets and were disposed of in fiscal 2013. These represented non-core assets to our business plan.

As part of the purchase price allocation, we determined the identifiable intangible assets were developed technology of $1.7 billion, in-process research and development of $117.0 million, customer contracts of $585.0 million, and trade names of $95.0 million. The fair value of the intangible assets was estimated using the income approach, specifically the excess earning method and relief from royalty method, and the cash flow projections were discounted using rates ranging from 10% to 12%. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology assets comprised know-how, patents and technologies embedded in Gen-Probe’s products and related to currently marketed products and related instrument automation. In valuing the developed technology assets consideration was only given to products that had received regulatory approval. In-process research and development projects relate to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the underlying product, which primarily pertains to receiving approval to perform certain diagnostic testing on Gen-Probe’s instrumentation, such as the Panther and Tigris systems. We recorded $117.0 million of in-process research and development projects related to six projects. Three projects valued at $93.0 million received FDA approval in fiscal 2013 and were transferred to developed technology. The other projects are expected to be completed over the next four years with a total estimated cost of approximately $49.0 million to complete such projects. Given the uncertainties inherent with product development and introduction, we can give no assurance that any of our product development efforts will be successful, completed on a timely basis or within budget, if at all. All of the in-process research and development assets were valued using the multiple-period excess earnings method approach using a discount rate of 12.0%.

The excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired of $1.64 billion was recorded to goodwill. The factors contributing to the recognition of the amount of goodwill were based on several strategic and synergistic benefits that were expected to be realized from the Gen-Probe acquisition. These benefits included the expectation that the combined company’s complementary products in the molecular diagnostics market with Gen-Probe’s fully automated product franchise would significantly broaden the Company’s offering in women’s health and diagnostics. The combined company should benefit from a broader global presence and with Hologic’s direct sales force and marketing in Europe and its investment in China distribution, the growth prospects of Gen-Probe’s products are expected to be enhanced significantly. The combined company anticipates significant cross-selling opportunities within the diagnostics market through Hologic’s larger channel coverage and physician sales team. None of the goodwill is expected to be deductible for income tax purposes.

Gen-Probe’s revenue and pre-tax loss from continuing operations for the period from the acquisition date to September 29, 2012 were $89.5 million and $47.7 million, respectively.

Fiscal 2011 Acquisitions:

TCT International Co., Ltd.

On June 1, 2011, we acquired TCT International Co., Ltd., or TCT, a privately-held distributor of medical products, including our ThinPrep Pap Test, related instruments and other diagnostic and surgical products. TCT’s operating subsidiaries are located in Beijing, China. Our acquisition of TCT enabled us to obtain an established nationwide sales organization and customer support infrastructure in China as we execute on our strategy to expand internationally. The purchase price was $148.4 million. In addition, the majority of the former shareholders of TCT were eligible to receive two annual contingent earn-out payments (subject to adjustment) not to exceed $200.0 million less a deferred payment of $35.0 million, which was made in the fourth quarter of fiscal 2012. Subsequent to the acquisition date, our results of operations include the results of TCT, which are primarily reported within our Diagnostics reporting segment and to a lesser extent within our GYN Surgical reporting segment.

The contingent earn-out payments were based on a multiple of incremental revenue growth for the one year periods beginning January 1, 2011 and January 1, 2012 as compared to the respective prior year periods. Since these payments were contingent on future employment, they were recognized as compensation expense ratably over the required service periods. Based on actual and projected revenues for the TCT business, we recorded compensation expense of $80.0 million, $75.5 million and $17.6 million in fiscal 2013, 2012 and 2011, respectively. The first earn-out period was completed in the third quarter of fiscal 2012 and we paid $54 million in the fourth quarter of fiscal 2012. The second earn-out period was completed in the third quarter of fiscal 2013, and we paid $87.4 million in the fourth quarter of fiscal 2013. As of September 28, 2013, we had accrued $31.7 million, which we paid in November 2013.

Interlace Medical, Inc.

On January 6, 2011, we acquired Interlace Medical, Inc., or Interlace, a privately-held company located in Framingham, Massachusetts. Interlace is the developer, manufacturer and supplier of the MyoSure system. The purchase price was comprised of $126.8 million in cash, which was net of certain adjustments, plus two annual contingent payments up to a maximum of an additional $225.0 million in cash. Subsequent to the acquisition date, our results of operations include the results of Interlace, which has been integrated within our GYN Surgical reporting segment.

The agreement includes an indemnification provision that provides for the reimbursement of a portion of legal expenses in defense of the Interlace intellectual property. We have the right to collect certain amounts set aside in escrow from the initial consideration and, as applicable, offset contingent consideration payments with qualifying legal costs.

The contingent payments were based on a multiple of incremental revenue growth during a two-year period following the completion of the acquisition. Pursuant to ASC 805, Business Combinations, we recorded this liability at its estimated fair value based on future revenue projections of the Interlace business under various potential scenarios and weighted probability assumptions of these outcomes. As of the date of acquisition, these cash flow projections were discounted using a rate of 15.6%, based on the weighted-average cost of capital of the acquired business plus a credit risk premium for non-performance risk related to the liability pursuant to ASC 820. This analysis resulted in an initial contingent consideration liability of $86.6 million, which was adjusted periodically as a component of operating expenses based on changes in the fair value of the liability due to the accretion of the liability for the time value of money and changes in the assumptions pertaining to the achievement of the defined revenue growth milestones. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820. During the second quarter of fiscal 2012, the first measurement period lapsed resulting in a total contingent consideration amount recorded for this period of $51.8 million, which was disbursed to the former shareholders of Interlace net of amounts withheld for certain legal indemnification purposes. The final measurement period ended during the second quarter of fiscal 2013, resulting in a contingent consideration liability of $93.8 million, of which, $86.9 million was paid to the former Interlace stockholders in the second quarter of fiscal 2013. The remainder was withheld for legal indemnification provisions and is being used to pay qualifying legal expenses. We recorded charges of $11.3 million, $41.8 million and $6.3 million in fiscal 2013, 2012 and 2011, respectively, for changes in the fair value of the contingent consideration liability.

Beijing Healthcome Technology Company, Ltd.

On July 19, 2011, we completed our acquisition of Beijing Healthcome Technology Company, Ltd., or Healthcome, a privately-held manufacturer of medical equipment, including mammography equipment, located in Beijing, China. Healthcome develops and manufactures analog mammography products targeted to lower tier hospital segments in China. The purchase price was $8.8 million in cash. In addition, we were obligated to make future payments to the shareholders, who remained employed, up to an additional $7.1 million over three years. Since these payments were contingent on future employment, they were being recognized as compensation expense ratably over the respective service periods. In the fourth quarter of fiscal 2012, we and the former shareholders agreed that the former shareholders would terminate their employment. We agreed to pay the majority of the contingent consideration in accordance with the original payment terms. As a result, we accelerated the unearned compensation in the fourth quarter of fiscal 2012 and recorded compensation expense of $5.6 million in fiscal 2012 compared to $0.3 million in fiscal 2011.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by items as shown in our Consolidated Statements of Operations. All dollar amounts in tables are presented in thousands.

	Fiscal Years Ended
	September 28, 2013	September 29, 2012	September 24, 2011
Revenues:
Product sales	84.3%	82.8%	82.6%
Service and other revenues	15.7	17.2	17.4

	100.0	100.0	100.0

Costs and expenses:
Cost of product sales	32.8	30.8	29.1
Cost of product sales—amortization of intangible assets	12.3	10.1	9.9
Cost of product sales—impairment of intangible assets	0.1	—	—
Cost of service and other revenues	8.2	9.5	9.4
Research and development	7.9	6.5	6.5
Selling and marketing	13.7	16.1	16.0
General and administrative	9.1	11.0	8.9
Amortization of intangible assets	4.5	3.6	3.3
Contingent consideration—compensation expense	3.2	4.0	1.1
Contingent consideration—fair value adjustments	0.5	1.9	(0.4)
Impairment of goodwill	44.8	0.3	—
Gain on sale of intellectual property	(2.2)	(0.6)	(4.7)
Acquired in-process research and development	—	0.2	—
Restructuring and divestiture charges	1.3	0.9	—

	136.4	94.3	79.1

(Loss) income from operations	(36.4)	5.7	20.9
Interest income	0.1	0.1	0.1
Interest expense	(11.3)	(7.0)	(6.4)
Debt extinguishment loss	(0.4)	(2.1)	(1.7)
Other income (expense), net	0.1	0.2	(0.2)

(Loss) income before income taxes	(47.9)	(3.1)	12.7
(Benefit) provision for income taxes	(0.8)	0.6	3.9

Net (loss) income	(47.1)%	(3.7)%	8.8%

Fiscal Year Ended September 28, 2013 Compared to Fiscal Year Ended September 29, 2012

Product Sales.

	Years Ended
	September 28, 2013		September 29, 2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Diagnostics	$1,156,192	46%	$707,529	35%	$448,663	63%
Breast Health	576,316	23%	572,485	29%	3,831	1%
GYN Surgical	305,828	12%	311,643	16%	(5,815)	(2)%
Skeletal Health	62,555	3%	66,071	3%	(3,516)	(5)%

	$2,100,891	84%	$1,657,728	83%	$443,163	27%

Diagnostics product sales increased 63% in fiscal 2013 compared to fiscal 2012 primarily due to the inclusion of Gen-Probe’s product sales (acquired in the fourth quarter of fiscal 2012), which contributed $483.1 million of additional revenue in fiscal 2013, partially offset by lower ThinPrep revenues of $28.5 million and fiscal 2013 had one less week than fiscal 2012, which was a 53-week fiscal period. The decline in ThinPrep revenue was primarily due to lower domestic volumes and, to a lesser extent, lower average selling prices internationally. We attribute the domestic volume decline to an increase in testing intervals as a result of recent screening recommendations from governmental agencies and professional organizations. We also experienced lower average selling prices in China, at least in part, due to restructuring the sales channel as we move toward using a combination of dealers and our direct sales force to gain broader market coverage compared to principally a direct sales strategy in fiscal 2012. However, international ThinPrep unit volumes were higher in fiscal 2013 as compared to fiscal 2012. We also experienced a decrease in our Rapid Fetal Fibornecton test revenue of $5.8 million compared to the prior year primarily due to lower domestic volumes. Partially offsetting these decreases was an increase in revenues of $5.6 million primarily from our sale of Cervista HPV products primarily in the United States, as we continue to gain new customer accounts and increase unit sales to existing customers. The inclusion of Gen-Probe’s results is partially impacted by the Novartis collaboration. Pursuant to the collaboration, a portion of Gen-Probe’s revenue is contingent on donations testing revenue earned by Novartis. As a result, amounts to be received for this contingent revenue related to inventory on hand and not yet utilized by Novartis’ customers as of the date of our acquisition of Gen-Probe were recorded as unbilled accounts receivable on the balance sheet in purchase accounting and were not recorded as revenue in our results of operations. In fiscal 2013 and fiscal 2012 this contingent revenue of $23.5 million and $11.6 million, respectively, was not recognized in our results of operations. We expect to experience modest price erosion in our molecular diagnostics products in fiscal 2014.

Breast Health product sales increased 1% in fiscal 2013 compared to fiscal 2012. Our digital mammography systems revenue increased $23.0 million in fiscal 2013 compared to fiscal 2012 primarily due to the increase in our 3D Dimensions systems revenue of $52.5 million in fiscal 2013 compared to fiscal 2012 as we sold more 3D Dimensions units with higher average selling prices in the United States, partially offset by slightly lower average selling prices internationally. Partially offsetting the increase in 3D Dimensions sales in fiscal 2013, we had lower unit sales and, to a lesser extent, lower average selling prices of our 2D Dimensions systems and Selenia systems on a worldwide basis. We also experienced a decline in sales of related components and workstation products of $7.0 million in fiscal 2013 compared to the prior year primarily because customers that upgrade to 3D Dimensions do not always require new versions of these related products. Our breast biopsy products revenue increased $7.8 million in fiscal 2013 compared to fiscal 2012 primarily due to an increase in the number of Eviva biopsy devices sold in the United States and, to a lesser extent, internationally, and an increase in the number of Celero devices sold in the United States. Partially offsetting these increases was a decline in the unit sales and average selling price of our ATEC devices, which we attribute to the introduction and increased sales of our Eviva biopsy devices. Additionally, in fiscal 2013, we experienced an $8.0 million decline in revenue from our organic photoconductor materials business as this non-core product line continues to experience pricing pressures in a competitive market space. We decided to phase out this product line in the fourth quarter of fiscal 2013, and we expect the phase out process to be completed in fiscal 2014.

GYN Surgical product sales decreased 2% in fiscal 2013 compared to fiscal 2012 primarily due to the decline in sales of NovaSure devices of $24.0 million and an $11.3 million decrease due to the discontinuance of Adiana system sales. In addition, fiscal 2013 had one less week than fiscal 2012. These decreases were partially offset by an increase in MyoSure system sales, including our new Aquilex fluid management system used with our MyoSure devices, of $29.5 million. We experienced a decrease in the number of NovaSure devices sold in the United States, which we primarily attribute to the continuing effect of unemployment and economic uncertainty and the trend toward higher insurance co-payments and deductibles, resulting in cost-conscious patients delaying surgery or opting for lower cost and generally less effective alternatives. Partially offsetting this decrease, we sold more units internationally in fiscal 2013 compared to the prior year. The discontinuance of Adiana system sales was due to our decision to cease manufacturing, marketing and selling the product as of the end of the second quarter of fiscal 2012, determining it was not financially viable and would not become so in the foreseeable future. The increase in MyoSure system revenue in fiscal 2013 was substantially due to an increase in units sold domestically offset slightly by lower average selling prices due to the introduction of new variations of the primary MyoSure device compared to fiscal 2012.

Skeletal Health product sales decreased 5% in fiscal 2013 compared to fiscal 2012 primarily due to a decline of $5.2 million in our osteoporosis assessment system sales worldwide and lower average selling prices internationally, partially offset by an increase in mini C-arm sales of $1.6 million, primarily due to the introduction of our new Insight FD product.

In fiscal 2013, 74% of product sales were generated in the United States, 14% in Europe, 9% in Asia-Pacific, and 3% in other international markets. In fiscal 2012, 73% of product sales were generated in the United States, 12% in Europe, 9% in Asia-Pacific, and 6% in other international markets.

The increase in product sales in the United States as a percent of consolidated product sales in fiscal 2013 compared to fiscal 2012 was primarily due to the inclusion of Gen-Probe and to a lesser extent higher sales of our 3D Dimensions systems. The increase in European product sales as a percent of consolidated product sales in fiscal 2013 compared to fiscal 2012 was primarily due to the inclusion of Gen-Probe product sales in Europe and, to a lesser extent, a higher percentage of Selenia system unit sales to total sales in that region.

Service and Other Revenues.

	Years Ended
	September 28, 2013		September 29, 2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$391,388	16%	$344,924	17%	$46,464	14%

Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 14% in fiscal 2013 compared to fiscal 2012 primarily in our Breast Health business due to an increase in the number of service contracts driven by an increase in the installed base of our digital mammography systems. In addition, the inclusion of Gen-Probe contributed an additional $24.4 million, primarily comprised of other revenue, in fiscal 2013 compared to fiscal 2012. Partially offsetting these increases was one less week in fiscal 2013 compared to fiscal 2012.

Cost of Product Sales.

	Years Ended
	September 28, 2013		September 29, 2012		Change
	Amount	% of Product Sales	Amount	% of Product Sales	Amount	%
Cost of Product Sales	$818,160	39%	$616,839	37%	$201,321	33%
Cost of Product Sales—Amortization of Intangible Assets	307,895	15%	201,864	12%	106,031	53%
Cost of Product Sales—Impairment of Intangible Assets	1,714	0%	—	—	1,714	100%

	$1,127,769	54%	$818,703	49%	$309,066	38%

Product sales gross margin decreased to 46% in fiscal 2013 compared to 51% in fiscal 2012 primarily due to higher intangible asset amortization expense and charges for additional costs related to the sale of acquired inventory written up to fair value in purchase accounting.

Cost of Product Sales. The cost of product sales as a percentage of product sales was 39% in fiscal 2013 compared to 37% in fiscal 2012. Cost of product sales as a percentage of product sales in the current fiscal year increased moderately in Diagnostics and slightly in Breast Health and decreased in GYN Surgical and to a lesser extent in Skeletal Health compared to the prior year, resulting in an overall increased rate in fiscal 2013 compared to fiscal 2012.

Diagnostics’ gross margin rate declined in fiscal 2013 compared to fiscal 2012 due to the inclusion of Gen-Probe, which included $52.4 million of additional costs related to the sale of acquired inventory written up to fair value in purchase accounting in fiscal 2013 compared to $19.9 million of such costs in fiscal 2012. We also recorded impairment charges of $6.3 million in the fourth quarter of fiscal 2013 to write down certain instruments and related inventory due to our plan to transition certain customers to our Panther instrumentation from our HTA instrument. In addition, Gen-Probe’s gross margin since acquisition has been lower than its historical gross margin rate primarily due to the purchase accounting effect on our collaboration agreement with Novartis in our blood screening business. Based on the Novartis collaboration terms, a portion of Gen-Probe’s revenue is contingent on donations testing revenue earned by Novartis, however, Gen-Probe recognizes the full product cost upon shipment. As a result, amounts to be received for this contingent revenue related to inventory on hand and not yet utilized by Novartis’ customers as of the acquisition date were recorded as unbilled accounts receivable on the balance sheet in purchase accounting and were not recorded as revenue in our results of operations. This contingent revenue not recognized in our results of operations was $23.5 million and $11.6 million in fiscal 2013 and fiscal 2012, respectively. Also contributing to the decline in the Diagnostics gross margin rate was a decline in domestic ThinPrep sales and lower average selling prices in China and other international markets, unfavorable manufacturing and overhead variances, higher service costs, depreciation of equipment at customer sites, and distribution costs.

Breast Health experienced a slight decrease in gross margin in fiscal 2013 compared to fiscal 2012 primarily due to the lower gross margin rate in our breast biopsy business from higher sales of our Eviva disposable, which carries lower gross margins due to higher manufacturing costs and royalty costs compared to our ATEC disposable, and lower average selling prices of our ATEC disposables domestically. We also experienced unfavorable absorption and higher production spend for this line of business primarily due to the transfer of our manufacturing lines from Indianapolis to Costa Rica, resulting in production of some of our breast biopsy products at two facilities. Once the transfer is complete, which is expected in fiscal 2014, these devices will be produced solely in Costa Rica. Partially offsetting these decreases was an increase in unit sales and average selling prices of our 3D Dimensions systems in the United States coupled with a decrease in our 2D digital systems sales as a percentage of total unit sales in fiscal 2013 compared to fiscal 2012. This 2D digital systems decrease was primarily related to our Selenia system and, to a lesser extent, our 2D Dimensions systems. Selenia systems have lower average selling prices and gross margins than our Dimensions systems.

The GYN Surgical gross margin rate in fiscal 2013 increased compared to fiscal 2012 due to favorable manufacturing absorption and the discontinuance of the Adiana system in fiscal 2012, offset by the impact of lower NovaSure system sales. The Adiana system had a much lower gross margin rate compared to the NovaSure and MyoSure systems. During the second quarter of fiscal 2012, we determined the Adiana product was not financially viable and would not become so in the foreseeable future. As a result, we ceased manufacturing, marketing and selling our Adiana system and recorded a charge of $19.1 million in fiscal 2012 for the write-off of inventory, manufacturing equipment and equipment at customer sites, and contractual purchase orders for which there was no expected future use of the materials and components. In addition, the improved gross margin in fiscal 2013 is partially due to the increase in MyoSure system sales and the transfer of its production to Costa Rica, which has resulted in overall lower production costs.

Skeletal Health had a slightly higher gross margin rate in fiscal 2013 compared to fiscal 2012 primarily due to favorable product mix.

Cost of Product Sales—Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology. These intangible assets are generally amortized over their estimated useful lives of between 8.5 and 20 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. The economic pattern is based on undiscounted future cash flows. The increase in amortization expense in fiscal 2013 compared to fiscal 2012 is primarily due to the inclusion of Gen-Probe, which accounted for $112.6 million of additional expense, partially offset by fiscal 2013 having one less week compared to fiscal 2012.

Cost of Product Sales—Impairment of Intangible Assets. During the third quarter of fiscal 2013, we determined that a developed technology asset was impaired, primarily due to our decision to cease selling and providing support for such product. As a result, we recorded a charge of $1.7 million to record the asset at its fair value.

Cost of Service and Other Revenues.

	Years Ended
	September 28, 2013		September 29, 2012		Change
	Amount	% of Service and Other Revenues	Amount	% of Service and Other Revenues	Amount	%
Cost of Service and Other Revenues	$203,122	52%	$189,512	55%	$13,610	7%

Service and other revenues gross margin was 48% in fiscal 2013 compared to 45% in fiscal 2012. Within our Breast Health segment, the continued conversion of a high percentage of our domestic installed base of digital mammography systems to service contracts upon expiration of the warranty period without a corresponding increase in costs to service such contracts has resulted in higher gross margins, partially offset by increased warranty, higher spare parts and additional headcount costs.

Operating Expenses.

	Years Ended
	September 28, 2013		September 29, 2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$197,646	8%	$130,962	7%	$66,684	51%
Selling and marketing	342,137	14%	322,314	16%	19,823	6%
General and administrative	227,680	9%	220,494	11%	7,186	3%
Amortization of intangible assets	112,597	5%	72,036	4%	40,561	56%
Contingent consideration—compensation expense	80,010	3%	81,031	4%	(1,021)	(1)%
Contingent consideration—fair value adjustments	11,310	0%	38,466	2%	(27,156)	(71)%
Impairment of goodwill	1,117,369	45%	5,826	0%	1,111,543	19,079%
Gain on sale of intellectual property	(53,884)	(2)%	(12,424)	(1)%	(41,460)	334%
Acquired in-process research and development	—	—	4,500	0%	(4,500)	(100)%
Restructuring and divestiture charges	32,805	1%	17,515	1%	15,290	87%

	$2,067,670	83%	$880,720	44%	$1,186,950	135%

Research and Development Expenses. Research and development expenses increased 51% in fiscal 2013 compared to fiscal 2012 primarily due to $76.0 million of additional expense from the inclusion of Gen-Probe. Partially offsetting this increase was a decline in compensation and benefits from lower headcount and bonus expense in the legacy Hologic businesses. In addition, expenses were lower in fiscal 2013 due to a decrease in prototype materials and consulting expense based on the status and timing of various projects and the discontinuance of Adiana development projects in fiscal 2012. Research and development primarily reflects spending on new product development programs, regulatory compliance and clinical research and trials. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses increased 6% in fiscal 2013 compared to fiscal 2012 primarily due to $39.0 million of additional expense from the inclusion of Gen-Probe, higher compensation for additional sales personnel worldwide, and integration costs related to the Gen-Probe acquisition. In fiscal 2013, we also had higher marketing spend for our initiatives related to our 3D Dimensions tomosynthesis products and MyoSure system, and higher training and traveling expenses for our increased sales personnel headcount. Partially offsetting these increases in fiscal 2013 was the absence of expenditures for our NovaSure direct-to-consumer advertising campaign, which was completed in fiscal 2012, the discontinuance of the Adiana system in fiscal 2012, decreased expenditures for international trade shows, meetings and medical education and a reduction of headcount in the second half of fiscal 2013. In addition, there was one less week in fiscal 2013 compared to fiscal 2012.

General and Administrative Expenses. General and administrative expenses increased 3% in fiscal 2013 compared to fiscal 2012 primarily due to $41.4 million of additional expense from the inclusion of Gen-Probe, integration costs related to the Gen-Probe acquisition, the medical device excise tax of $15.7 million, higher compensation and benefits, and an increase in information technology service contracts from an increase of licenses, partially offset by lower acquisition transaction costs to third-parties and lower consulting costs as well as a reduction in headcount in the second half of fiscal 2013. In fiscal 2013, these increases were partially offset by legal settlement benefit of $8.9 million, lower bad debt expense due to a writeoff of an international account in the prior year, and lower charges for sales and other non-income tax audits as compared to fiscal 2012. In addition, there was one less week in fiscal 2013 compared to fiscal 2012.

Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, business licenses and non-compete agreements related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increase in fiscal 2013 compared to fiscal 2012 was primarily due to the inclusion of Gen-Probe, which accounted for $45.0 million of additional expense, partially offset by one less week in fiscal 2013 compared to fiscal 2012.

Contingent Consideration—Compensation Expense. In connection with certain of our recent acquisitions, we are obligated to make contingent earn-out payments. Amounts recorded in this financial statement line item are those contingent payments that are contingent on future employment. These payments are also generally based on achieving certain performance milestones, typically incremental revenue growth, as was the case for our TCT acquisition. The amounts recorded in fiscal 2013 relate solely to TCT, and in fiscal 2012, primarily relate to TCT. The measurement period for the TCT earn-out was completed in fiscal 2013.

Contingent Consideration—Fair Value Adjustments. In connection with our acquisitions of Sentinelle Medical and Interlace, we were required to pay future consideration that was contingent on achieving certain revenue based milestones. As of each respective acquisition date, we recorded contingent consideration liabilities for the estimated fair value of the amount we expected to pay to the former shareholders of the acquired business. This liability was not contingent on future employment and was based on future revenue projections of the respective businesses under various potential scenarios and weighted probability assumptions of these outcomes. At each reporting period, we re-measured the fair value of these liabilities and recorded the changes in fair value in our Consolidated Statements of Operations. Increases or decreases in the fair value of contingent consideration liabilities resulted from accretion of the liability for the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. The Sentinelle Medical final measurement period ended in the fourth quarter of fiscal 2012, and as a result the charges recorded in fiscal 2013 relate solely to Interlace. We recorded a charge of $11.3 million in fiscal 2013 reflecting an increase in the fair value of the liability due to higher revenues for Interlace than estimated. In fiscal 2012, we recorded a charge of $38.5 million related to an increase in estimated Interlace revenues resulting in a charge of $41.8 million offset by a benefit of the Sentinelle Medical liability of $3.4 million due to a reduction in estimated revenues. The measurement period for the Interlace earn-out was completed in fiscal 2013.

Impairment of Goodwill. During the fourth quarter of fiscal 2013, as a result of our company-wide annual budgeting and forecasting process and a full re-evaluation of our existing product development efforts and cost structure, we reduced our short term and long term revenue forecasts and determined that indicators of impairment existed in our Molecular Diagnostics reporting unit. The Molecular Diagnostics reporting unit is primarily comprised of our Aptima business acquired in the Gen-Probe acquisition and the molecular diagnostics business acquired in the Third Wave acquisition. The updated forecast, which reflects recent pricing pressures, is now lower, and the current projections for revenue and profitability are lower than those expected at the time of the Gen-Probe acquisition. As such, the fair value of this reporting unit declined. As a result of performing Step 2 of the goodwill impairment test, which requires the completion of a hypothetical purchase price allocation to determine the fair value of the implied goodwill, we recorded a $1.1 billion goodwill impairment charge. No other reporting units were deemed to be impaired in fiscal 2013.

During the fourth quarter of fiscal 2012, we recorded an impairment charge of $5.8 million related to our MammoSite reporting unit, which is included in our Breast Health segment. The fair value of this reporting unit declined from fiscal 2011 primarily due to our reassessment in the fourth quarter of fiscal 2012 of the overall market size of breast brachytherapy and long-term growth projections. No other reporting units were deemed to be impaired in fiscal 2012. For additional information, refer to Note 2— “Intangible Assets and Goodwill” to the consolidated financial statements contained in Item 15 of this Annual Report.

Gain on Sale of Intellectual Property. In the first quarter of fiscal 2013, we recorded a net gain of $53.9 million related to the sale of our Makena assets to K-V Pharmaceutical Company, or KV. On August 4, 2012,

KV and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. We had been pursuing our claims against KV in these proceedings for amounts due under our agreement with KV, and in December 2012, we and KV executed a settlement agreement, which became effective on December 28, 2012. Under the settlement agreement, we released KV from all claims in consideration of a $60.0 million payment. We recorded this amount net of certain costs, including contingent fees and amounts due to the inventor. We will receive no more payments from KV. During the second quarter of fiscal 2012, we received a scheduled payment of $12.5 million from KV, which was recorded net of amounts owed to the original inventor of Makena. For additional information, please refer to Note 7 contained in Item 15 of this Annual Report.

Acquired In-Process Research and Development. During the fourth quarter of fiscal 2012, we acquired certain research and development assets that were determined to have no future alternative use and recorded a $4.5 million charge within our GYN Surgical segment.

Restructuring and Divestiture Charges. In the fourth quarter of fiscal 2012, in connection with our acquisition of Gen-Probe, we implemented a restructuring action to consolidate our Diagnostics operations by decreasing headcount and transferring our legacy molecular diagnostics operations in Madison, Wisconsin to San Diego, California. We also finalized our decision to transfer production of our interventional breast products from our Indianapolis facility to our Costa Rica facility. In addition, we transfered our Selenium panel coating production line from Germany to Newark, Delaware. In the third and fourth quarters of fiscal 2013, we implemented additional restructuring actions to reduce expenses which included terminating employees. Pursuant to U.S. generally accepted accounting principles, the majority of severance and benefit charges are being recognized ratably over the respective required employee service periods, and in certain circumstances we are recording charges pursuant to contractual or statutory requirements. Other charges, such as facility closure costs are being recognized as incurred. In fiscal 2013 and 2012, we recorded restructuring charges of $32.8 million and $17.5 million, respectively, which were primarily comprised of severance and related benefits, including stock compensation for acceleration of equity awards. For additional information, please refer to Note 4 contained in Item 15 of this Annual Report.

Interest Income.

	Years Ended
	September 28, 2013	September 29, 2012	Change
	Amount	Amount	Amount	%
Investment and Interest Income	$1,302	$2,340	$(1,038)	(44)%

Interest income decreased in fiscal 2013 compared to fiscal 2012 primarily due to lower rates on funds invested in sweep accounts.

Interest Expense.

	Years Ended
	September 28, 2013	September 29, 2012	Change
	Amount	Amount	Amount	%
Interest Expense	$(281,075)	$(140,287)	$(140,788)	100%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred financing costs on our convertible notes, amounts outstanding under our Credit Agreement, and Senior Notes. The increase in interest expense in fiscal 2013 compared to fiscal 2012 was primarily due to debt borrowed under the Credit Agreement and sale of Senior Notes in connection with our Gen-Probe acquisition in the fourth quarter of fiscal 2012. In fiscal 2013, we incurred additional expenses of $4.1 million related to our retirement, pursuant to separate, privately-negotiated exchange agreements, of $370.0 million in aggregate principal of our 2.00% Convertible Notes due 2037, or the 2007 Notes, for $370.0 million in aggregate principal of new 2.00% Convertible Notes due 2043, or the 2013 Notes. This exchange enabled us to extend the first put date to December 15, 2017 as well as the subsequent put dates, as disclosed in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis, with the conversion price of the notes remaining at approximately $38.59. The 2013 Notes bear interest at a rate of 2.00% per year on the original principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, ending on December 15, 2013 and accrete principal, which we will accrue as an additional interest expense, from their date of issuance at a rate of 4.00% per year until and including December 15, 2017, and 2.00% per year thereafter. Since the exchange was a modification for accounting purposes, the issuance costs were expensed and not capitalized. In addition, in fiscal 2013, we incurred additional expenses of $2.4 million and $1.1 million related to our refinancing of the Term Loan A tranche and Term Loan B tranche under the Credit Agreement, respectively, which lowered the interest rates on these facilities by 100 basis points and 75 basis points, respectively. The majority of the refinancings was accounted for as a modification for accounting purposes and the pro-rata amount of issuance costs were expensed and not capitalized. Partially offsetting this increase was lower amortization of our convertible notes’ debt discount.

Debt Extinguishment Loss.

	Years Ended
	September 28, 2013	September 29, 2012	Change
	Amount	Amount	Amount	%
Debt Extinguishment Loss	$(9,209)	$(42,347)	$33,138	(78)%

In the second quarter of fiscal 2013, we refinanced the Term Loan A tranche of the Credit Agreement and certain existing creditors opted not to participate in such refinancing. As a result, the pro-rata share of the original debt discount and issuance costs related to these creditors aggregating $3.2 million was recorded as a debt extinguishment loss.

In the fourth quarter of fiscal 2013, we refinanced the Term Loan B tranche of the Credit Agreement and made a voluntary prepayment of $200.0 million of principal. As a result, the pro-rata share of the original debt discount and issuance costs related to the total principal paydown of $6.0 million was recorded as a debt extinguishment loss.

In the second quarter of fiscal 2012, pursuant to separate, privately-negotiated exchange agreements, we retired $500.0 million in aggregate principal of our 2007 Notes for $500.0 million in aggregate principal of new 2.00% Convertible Notes due 2042, or the 2012 Notes. This exchange enabled us to extend the first put date to March 1, 2018 as well as the subsequent put dates as disclosed in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis. In consideration, the equity conversion price of the notes was reduced to approximately $31.18 from $38.59, and the cash coupon payment period was extended four and a quarter more years, consistent with extending the first put date, instead of accreting the coupon to the principal as required under the original terms. In connection with this transaction, we recorded a debt extinguishment loss of $42.3 million, which includes the write-off of the pro-rata allocation of deferred financing costs.

Other Income (Expense), net.

	Years Ended
	September 28, 2013	September 29, 2012	Change
	Amount	Amount	Amount	%
Other Income (Expense), net	$2,303	$4,916	$(2,613)	(53)%

In fiscal 2013, this account was primarily comprised of gains on our investments for our deferred compensation plan, including the cash surrender of life insurance contracts, of $4.7 million, a $2.0 million gain on the sale of a cost-method investment, $1.3 million from insurance and investment recoveries, and net foreign currency exchange gains of $0.5 million. Partially offsetting these gains were other-than-temporary impairment charges for cost-method investments of $6.4 million.

In fiscal 2012, this account was primarily comprised of gains on the cash surrender value of life insurance contracts related to our deferred compensation plan of $3.2 million, net foreign currency transaction gains of $0.8 million, and other miscellaneous gains.

(Benefit) Provision for Income Taxes.

	Years Ended
	September 28, 2013	September 29, 2012	Change
	Amount	Amount	Amount	%
(Benefit) Provision for Income Taxes	$(20,123)	$11,973	$(32,096)	(268)%

Our effective tax rate for fiscal 2013 was 1.7% of the pretax loss compared to 19.4% of the pretax loss in fiscal 2012. For fiscal 2013, the effective tax rate was lower than the statutory rate primarily due to the non-deductible goodwill impairment charge, non-deductible contingent consideration expense related to the TCT and Interlace acquisitions and unbenefited foreign losses, partially offset by the domestic production activities deduction benefit and the release of a $19.9 million valuation allowance related to capital losses utilized to offset capital gains generated during the year.

Our effective tax rate in fiscal 2012 was significantly impacted by non-deductible contingent consideration compensation expense related to the TCT, Interlace and Sentinelle Medical acquisitions, nondeductible acquisition costs, a nondeductible goodwill impairment charge, and a net increase in income tax reserves and valuation allowances on certain foreign losses. The unfavorable tax impact of these items was partially offset by the domestic production activities deduction benefit and a loss claimed related to the discontinuance of the Adiana product line. The effect of these permanent items to the effective tax rate was magnified by the fiscal 2012 pre-tax loss.

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

Diagnostics.

	Years Ended
	September 28, 2013	September 29, 2012	Change
	Amount	Amount	Amount	%
Total Revenues	$1,189,819	$718,064	$471,755	66%

Operating Loss	$(1,149,132)	$(32,787)	$(1,116,345)	(3,405)%

Operating Loss as a % of Segment Revenue	(97)%	(5)%

Diagnostics revenues increased in fiscal 2013 compared to fiscal 2012 primarily due to the increase in product sales discussed above, which is principally attributable to the inclusion of Gen-Probe for a full year.

Operating loss for this business segment increased in fiscal 2013 compared to fiscal 2012, primarily due to the goodwill impairment charge of $1.1 billion recorded in the fourth quarter of fiscal 2013 related to our Molecular Diagnostics reporting unit discussed above.

While gross margin in absolute dollars increased in fiscal 2013 due primarily to the inclusion of Gen-Probe as discussed above, higher operating expenses, excluding the impact of the goodwill impairment charge, more than offset the gross margin impact. The gross margin rate decreased to 41.4% in fiscal 2013 compared to 50.5% in fiscal 2012, which is primarily attributable to the inclusion of Gen-Probe for the full year and incremental charges related to developed technology intangible asset amortization expense of $112.6 million and inventory written up to fair value in purchase accounting of $32.5 million. In addition, we recorded impairment charges of $6.3 million in the fourth quarter to write down certain instruments and related inventory due to our plan to transition certain customers to our Panther instrumentation from our HTA instrumentation. Gross margin was also impacted by lower ThinPrep volumes in the U.S. and lower average selling prices in China and other international markets, unfavorable manufacturing and overhead variances, higher service costs, depreciation of equipment at customer sites, and distribution costs.

Operating expenses, excluding the goodwill impairment charge noted above, increased in fiscal 2013 compared to fiscal 2012 primarily due to the inclusion of Gen-Probe, which contributed an incremental $197.9 million of expenses comprised of research and development, sales and marketing, general and administrative and amortization expense. In addition, this segment incurred incremental charges and expenses for restructuring of $4.0 million, TCT contingent consideration expense of $4.6 million, medical device excise taxes of $6.8 million and integration and retention costs. Partially offsetting these increases were reductions in headcount, bonus expenses, international trade shows and marketing initiatives and project spend in the legacy Hologic businesses. In addition, in fiscal 2013, we recorded a net gain of $53.9 million related to the settlement with KV for the sale of our rights to Makena discussed above, and in the prior year second quarter, we recorded a net gain of $12.4 million related to the Makena sale.

Breast Health.

	Years Ended
	September 28, 2013	September 29, 2012	Change
	Amount	Amount	Amount	%
Total Revenues	$905,076	$875,771	$29,305	3%

Operating Income	$216,049	$186,106	$29,943	16%

Operating Income as a % of Segment Revenue	24%	21%

Breast Health revenues increased in fiscal 2013 compared to fiscal 2012 primarily due to the $25.5 million increase in service revenue and the $3.8 million in product revenues discussed above.

Operating income for this business segment increased in fiscal 2013 compared to fiscal 2012 primarily due to an increase in gross margin dollars from higher revenues discussed above and lower operating expenses.

In fiscal 2013, the overall gross margin rate increased to 50.2% compared to 49.4% in the prior year. The product gross margin rate decreased slightly to 49.3% in fiscal 2013 compared to 49.9% in fiscal 2012 as discussed above. Operating expenses decreased in fiscal 2013 compared to fiscal 2012 primarily due to a gain on the settlement of class-action litigation of $5.7 million, lower clinical trials spend, lower compensation from headcount reductions, and lower corporate allocations due to the Gen-Probe acquisition. Partially offsetting these decreases were incremental restructuring charges of $7.1 million, and the medical device excise tax of $5.3 million.

GYN Surgical.

	Years Ended
	September 28, 2013	September 29, 2012	Change
	Amount	Amount	Amount	%
Total Revenues	$307,139	$313,089	$(5,950)	(2)%

Operating Income (Loss)	$19,664	$(51,892)	$71,556	(138)%

Operating Income (Loss) as a % of Segment Revenue	6%	(17)%

GYN Surgical revenues decreased in fiscal 2013 compared to fiscal 2012 due to the decrease in product sales discussed above.

Operating income for this business segment increased in fiscal 2013 compared to fiscal 2012. In fiscal 2013, gross margin in absolute dollars increased compared to fiscal 2012 primarily because fiscal 2012 included $19.1 million of charges recorded in cost of product sales related to the discontinuance of the Adiana system discussed above. The gross margin rate improved to 56.9% from 50.3% in fiscal 2012. Gross margin also improved primarily due to higher sales of our MyoSure system, which was partially offset by a reduction in NovaSure system sales and higher intangible asset amortization expense of $2.9 million.

Operating expenses decreased in fiscal 2013 primarily due a reduction in Interlace contingent consideration charges of $30.5 million, a reduction in advertising expenditures for our NovaSure system’s direct-to-consumer advertising campaign which ended in fiscal 2012, lower legal expenses primarily relating to a lawsuit settlement in fiscal 2012, lower marketing, medical education and research and development expenses due to the discontinuance of the Adiana product line, and lower compensation due to headcount reductions. In addition, in fiscal 2012, we recorded charges for an ongoing sales tax audit. Partially offsetting these decreases were higher spend on developing the next generation NovaSure device, marketing initiatives for the MyoSure system and the medical device excise tax of $2.7 million.

Skeletal Health.

	Years Ended
	September 28, 2013	September 29, 2012	Change
	Amount	Amount	Amount	%
Total Revenues	$90,245	$95,728	$(5,483)	(6)%

Operating Income	$7,137	$12,290	$(5,153)	(42)%

Operating Income as a % of Segment Revenue	8%	13%

Skeletal Health revenues decreased in fiscal 2013 compared to fiscal 2012 primarily due to the decrease in product sales of $3.5 million discussed above and reduction in service revenues of $2.0 million. Operating income decreased in fiscal 2013 compared to the prior year primarily due to lower revenues and higher operating expenses. Higher operating expenses were primarily driven by restructuring charges of $3.8 million and the medical device excise tax of $0.9 million.

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

In fiscal 2012, Breast Health product revenues increased 4% compared to fiscal 2011 primarily due to the increase in our breast biopsy products revenue of $18.5 million as a result of an increase in the number of Eviva and Celero biopsy devices sold in the United States. In addition, our digital mammography systems revenue increased $1.4 million in fiscal 2012 compared to fiscal 2011 primarily attributable to an increase in the number of units sold of both of our 2D and 3D Dimensions products worldwide, partially offset by slightly lower average selling prices internationally in fiscal 2012. Partially offsetting the increase in revenues from the Dimensions systems was a decrease in the number of Selenia systems sold worldwide and, to a lesser extent, a slight deterioration of average selling prices, and a continued shift in Selenia product mix and configuration differences. We sold more Selenia Performance models, which have fewer features than our base Selenia model, which is a full-featured model, and carry lower average selling prices. In addition, we sold more Selenia systems internationally as a percentage of total Selenia systems, and average selling prices were lower in our international markets compared to the domestic market. We also had an additional $5.0 million in revenue in fiscal 2012 from our new Trident product.

Diagnostics product sales increased 25% in fiscal 2012 compared to fiscal 2011 primarily due to the inclusion of Gen-Probe, which contributed $86.7 million in revenue, and an increase of $29.7 million in ThinPrep pap tests revenue. The ThinPrep increase was principally from an increase in the sales price of ThinPrep in China as well as higher volumes from the inclusion of revenues of TCT (our former distributor in that country acquired in the third quarter of fiscal 2011) and, to a lesser extent, an increase in the number of ThinPrep pap tests sold in other international markets, partially offset by a decline in domestic units sold. The inclusion of Gen-Probe’s results is partially impacted by the Novartis collaboration. Pursuant to the collaboration, a portion of Gen-Probe’s revenue is contingent on donations testing revenue earned by Novartis, however, Gen-Probe recognizes the full product cost upon shipment. As a result, amounts to be received for this contingent revenue related to inventory on hand and not yet utilized by Novartis’ customers as of the acquisition date were recorded as unbilled accounts receivable on the balance sheet in purchase accounting and were not recorded as revenue in our results of operations. In fiscal 2012, this contingent revenue of $11.6 million was not recognized in our results of operations. We also experienced growth in our legacy molecular diagnostics products, which contributed a revenue increase of $13.5 million in fiscal 2012 as we continued to gain new customer accounts and unit sales to existing customers and increase our international sales through TCT. In addition, in fiscal 2012, we sold more diagnostics instruments internationally, increasing revenue by $4.8 million. Revenues also increased slightly due to the extra week in fiscal 2012 compared to fiscal 2011. Fiscal 2012 was a 53-week year compared to fiscal 2011, which was a 52-week year.

GYN surgical product sales increased 4% in fiscal 2012 compared to fiscal 2011 primarily due to the inclusion of the MyoSure system, which contributed an increase of $29.7 million of revenue in fiscal 2012, partially offset by a decrease in NovaSure devices revenue of $9.0 million in fiscal 2012. In addition, revenues also increased slightly due to the extra week in fiscal 2012 compared to fiscal 2011. While we experienced an increase in the number of NovaSure devices sold internationally, these increases were more than offset by a decline in the number of NovaSure devices sold domestically, and lower average selling prices driven by product mix and more international sales. We believe the decline in the number of NovaSure devices sold in the United States is primarily attributable to the continued effect of unemployment and economic uncertainty, which has resulted in patients delaying surgery or opting for lower cost and generally less effective alternatives. In addition, Adiana system revenues declined $10.9 million in fiscal 2012 compared to fiscal 2011. The reduction in Adiana system revenues was due to our decision to cease manufacturing, marketing and selling the product as of the end of the second quarter of fiscal 2012, determining it was not financially viable and would not become so in the foreseeable future.

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

Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 11% in fiscal 2012 compared to fiscal 2011 primarily in our Breast Health business due to an increase in the number of service contracts driven by an increase in our installed base of our digital mammography systems, which were no longer under warranty, and an extra week in fiscal 2012 compared to fiscal 2011.

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

Cost of Product Sales. The cost of product sales as a percentage of product sales was 37% in fiscal 2012 compared to 35% in fiscal 2011. In fiscal 2012 cost of product sales as a percentage of product revenues increased in GYN Surgical and Diagnostics, declined slightly in Breast Health and remained relatively flat in Skeletal Health compared to fiscal 2011, resulting in an overall lower gross margin rate in fiscal 2012 compared to fiscal 2011.

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

Service and other revenues gross margin was 45% in fiscal 2012 compared to 46% in fiscal 2011. Gross margin decreased due to additional expenses incurred related to international expansion, which has resulted in the hiring of additional service personnel, increasing compensation and travel costs worldwide. In addition, service costs increased in our Diagnostics segment due to an increase in our installed base of ThinPrep processors and imagers.

Operating Expenses.

	Years Ended
	September 29, 2012		September 24, 2011		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$130,962	7%	$116,696	7%	$14,266	12%
Selling and marketing	322,314	16%	286,730	16%	35,584	12%
General and administrative	220,494	11%	159,563	9%	60,931	38%
Amortization of intangible assets	72,036	4%	58,334	3%	13,702	23%
Contingent consideration—compensation expense	81,031	4%	20,002	1%	61,029	305%
Contingent consideration—fair value adjustments	38,466	2%	(8,016)	0%	46,482	(580)%
Impairment of goodwill	5,826	0%	—	—	5,826	100%
Gain on sale of intellectual property	(12,424)	(1)%	(84,502)	(5)%	72,078	(85)%
Acquired in-process research and development	4,500	0%	—	—	4,500	100%
Restructuring and divestiture charges	17,515	1%	(71)	0%	17,586	(24,769)%

	$880,720	44%	$548,736	31%	$331,984	61%

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

General and Administrative Expenses. General and administrative expenses increased 38% in fiscal 2012 compared to fiscal 2011 primarily due to higher acquisition related transaction costs associated with the Gen-Probe acquisition of $34.3 million, additional expenses, including retention costs, from the inclusion of Gen-Probe of $12.8 million, integration and consulting costs related to the Gen-Probe acquisition, an increase in bad debt expense internationally, charges for an ongoing state sales tax audit, an increase in our deferred compensation plan, or DCP, liability, which is driven by the underlying market changes of hypothetical investments, and higher invoice collection fees from higher credit card payments. These expenses were also higher due to the extra week in fiscal 2012 compared to fiscal 2011. These increases were partially offset by an overall decrease in compensation and benefits due to lower bonus expense and lower stock compensation expense as higher valued restricted stock units fully vested in fiscal 2011 and lower depreciation expense.

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

Contingent Consideration—Fair Value Adjustments. In connection with our acquisitions of Sentinelle Medical and Interlace, we were required to pay future consideration that is contingent on achieving certain revenue based milestones. As of each respective acquisition date, we recorded contingent consideration liabilities for the estimated fair value of the amount we expected to pay to the former shareholders of the acquired business. This liability was not contingent on future employment and was based on future revenue projections of the respective businesses under various potential scenarios and weighted probability assumptions of these outcomes. At each reporting period, we re-measured the fair value of these liabilities and recorded the changes in fair value in our Consolidated Statements of Operations. Increases or decreases in the fair value of contingent consideration liabilities could result from accretion of the liability for the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. In fiscal 2012, we recorded a net charge of $38.5 million reflecting an increase in the fair value of the Interlace liability of $41.8 million due to higher revenue estimates, partially offset by a benefit of $3.4 million related to Sentinelle Medical due to actual revenues being less than those estimated. We recorded a net benefit of $8.0 million in fiscal 2011 reflecting a net decrease in the fair values of these liabilities comprised of a reduction in the fair value of the Sentinelle Medical liability of $14.3 million due primarily to changes in revenue assumptions offset by a charge of $6.3 million related to Interlace based primarily on the accretion of the liability to the expected payment amount. For additional information, refer to the prior section titled “Acquisitions” and to Note 3 to the consolidated financial statements contained in Item 15 of this Annual Report.

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

Gain on Sale of Intellectual Property. During the second quarter of fiscal 2012, we received a scheduled payment of $12.5 million from KV pursuant to our amended agreement, which was recorded net of amounts owed to the original inventor of Makena. During the second quarter of fiscal 2011, we received FDA approval of Makena, and all rights to Makena were transferred to KV. Upon transfer, we received $12.5 million, and including the $79.5 million received in prior periods, we recorded a gain on the sale of intellectual property, net of the write-off of certain assets, of $84.5 million in the second quarter of fiscal 2011. For additional information on this arrangement and amounts we may receive in the future, refer to Note 7 to the consolidated financial statements contained in Item 15 of this Annual Report.

Acquired In-Process Research and Development. During the fourth quarter of fiscal 2012, we acquired certain research and development assets that were determined to have no future alternative use and recorded a $4.5 million charge within our GYN Surgical segment.

Restructuring and Divestiture Charges. In fiscal 2012, we recorded aggregate restructuring and divestiture charges of $36.6 million of which $17.5 million was recorded in this line item, and $19.1 million was recorded in cost of product sales. These charges are related to a number of actions in fiscal 2012 as described below. For additional information pertaining to restructuring and divesture charges, please refer to Note 4 to the consolidated financial statements contained in Item 15 of this Annual Report.

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

Consolidation of Diagnostics Operations

In connection with our acquisition of Gen-Probe, we implemented restructuring actions to consolidate our Diagnostics operations, such as streamlining product development initiatives, reducing overlapping functional areas such as sales, marketing and general and administrative functions, and consolidation of manufacturing resources, field services and support. As a result, we terminated certain employees from Gen-Probe and our legacy diagnostics business in research and development, sales, marketing and general and administrative functions. We recorded severance and benefit charges of $13.3 million related to this action pursuant to ASC 420, Exit or Disposal Cost Obligations. The majority of these employees ceased working in the fourth quarter of fiscal 2012 and their full severance charge was recorded in the fourth quarter of fiscal 2012. In addition, certain of the terminated Gen-Probe employees had unvested stock options and their vesting terms were accelerated as a result of termination. As such, the severance charges include $3.5 million of stock-based compensation expense.

In addition, we are moving our legacy molecular diagnostics operations from Madison, Wisconsin to San Diego, California. This transfer is expected to be finalized by the end of calendar 2014 and the majority of employees in Madison will be terminated in fiscal 2013 and 2014. We are recording severance and benefit charges pursuant to ASC 420 and estimate the total severance and benefits charge to be approximately $6.4 million, which will be recorded ratably over the estimated service period of the affected employees. We recorded $1.5 million in fiscal 2012 related to this action, which was comprised of $0.9 million for severance benefits and a $0.6 million non-cash charge as a result of exiting certain research projects. Additional charges will be recorded as the manufacturing operation is transferred and the facility is closed down. These charges will be recorded as they are incurred.

Closure of Indianapolis Facility

In the fourth quarter of fiscal 2012, we finalized our decision to transfer production of our interventional breast products from our Indianapolis facility to our facility in Costa Rica. The transfer is expected to be completed in the first half of fiscal 2014 and all employees at that location will be terminated. We are recording severance and benefit charges pursuant to ASC 420 and estimate the total severance and benefits charge to be approximately $7.0 million, which will be recorded ratably over the estimated service period of the affected employees. We recorded $1.8 million in fiscal 2012 related to this action comprised of $0.9 million of severance benefits and $0.9 million for amounts owed to the state of Indiana for employment credits. Additional charges will be recorded as the manufacturing operation is transferred and the facility is closed down. These charges will be recorded as they are incurred.

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

In the second quarter of fiscal 2012, pursuant to separate, privately-negotiated exchange agreements, we retired $500.0 million in aggregate principal of our 2007 Notes for $500.0 million in aggregate principal of new 2012 Notes. This exchange enabled us to extend the first put date out approximately four and a quarter years to March 1, 2018 as well as the subsequent put dates. In consideration, the equity conversion price of the notes was reduced to approximately $31.18 from $38.59, and the cash coupon payment period was extended four and a quarter more years, consistent with extending the first put date, instead of accreting the coupon to the principal as required under the original terms. In connection with this transaction, we recorded a debt extinguishment loss of $42.3 million, which includes the write-off of the pro-rata allocation of deferred financing costs.

In the first quarter of fiscal 2011, pursuant to separate, privately-negotiated exchange agreements, we retired $450.0 million in aggregate principal of our 2007 Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due 2037, or the 2010 Notes. This exchange enabled us to extend the first put date out three years to December 15, 2016 from December 13, 2013 as well as the subsequent put dates. In consideration, the equity conversion price of the notes was reduced to approximately $23.03 from $38.59, and the cash coupon payment period was extended for three more years, consistent with extending the first put date, instead of accreting the coupon to the principal as required under the original terms. In connection with this transaction, we recorded a debt extinguishment loss of $29.9 million, which includes the write-off of the pro-rata allocation of deferred financing costs. For additional information, refer to Note 5 to the consolidated financial statements contained in Item 15 of this Annual Report.

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

Our effective tax rate for fiscal 2012 was 19.4% of pre-tax losses compared to 30.9% of pre-tax earnings in fiscal 2011. Our effective tax rate in fiscal 2012 was significantly impacted by non-deductible contingent consideration compensation expense, non-deductible acquisition costs, a non-deductible goodwill impairment charge, and a net increase in income tax reserves and valuation allowances on certain foreign losses. The unfavorable tax impact of these items was partially offset by the domestic production activities deduction benefit and a loss claimed related to the discontinuance of the Adiana product line. The effect of these permanent items to the effective tax rate was magnified by the fiscal 2012 pre-tax loss. Our effective tax rate for fiscal 2011 was less than the statutory rate primarily due to reversing income tax reserves, the domestic production activities deduction benefit and U.S. and Canadian research and development tax credits. The $9.1 million income tax reserve reversal was due to a favorable settlement of our U.S. federal income tax audit for fiscal years 2007 through 2009 and statutes of limitations expiring in several state and foreign jurisdictions.

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

In fiscal 2012, the overall gross margin rate increased to 49.4% from 49.0% in fiscal 2011 due primarily to improvements in product gross margin discussed above. The product gross margin rate increased to 49.9% in fiscal 2012 compared to 48.7% in fiscal 2011. Operating expenses were higher in fiscal 2012 compared to fiscal 2011 primarily due to the net benefit of $14.3 million recorded in the prior year compared to the $3.4 million benefit in fiscal 2012 to adjust the Sentinelle Medical contingent consideration liability to fair value, higher contingent compensation expense of $5.6 million related to Healthcome in fiscal 2012, the Mammosite goodwill impairment charge of $5.8 million, and restructuring charges of $2.3 million primarily related to our decision to close our facility in Indianapolis. In addition, expenses were higher in fiscal 2012 due to higher compensation costs related to hiring additional personnel, continuing product launch activities related to our 3D Dimensions product, medical education, travel, and litigation settlements and related expenses, partially offset by lower clinical trial expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 2013, we had $535.7 million of working capital, and our cash and cash equivalents totaled $822.5 million. Our cash and cash equivalents balance increased by $262.1 million during fiscal 2013 principally due to cash generated from operations, proceeds from the sale of our LIFECODES business, our settlement with KV, and net proceeds from stock option exercises, partially offset by principal payments on our term loans, capital expenditures and contingent consideration payments.

In fiscal 2013, our operating activities provided us with $493.8 million of cash, which included a net loss of $1.17 billion, offset primarily by non-cash charges for a goodwill impairment of $1.1 billion, depreciation and amortization aggregating $516.0 million, non-cash interest expense of $81.2 million related to our outstanding debt, the fair value adjustment related to Gen-Probe acquired inventory sold of $52.4 million, stock-based compensation expense of $52.3 million, a $11.3 million fair value adjustment primarily related to the Interlace contingent consideration liability and debt extinguishment losses of $9.2 million from our term loan refinancings. These adjustments to net loss were partially offset by a decrease in net deferred tax liabilities of $198.0 million, primarily from the amortization of intangible assets, and the net gain on the sale of intellectual property of $53.9 million. Cash provided by operations included a net cash inflow of $64.5 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by a decrease in inventory of $25.2 million due to improved inventory management relative to demand, a decrease in prepaid income taxes of $25.1 million due to income tax refunds, and an increase in deferred revenue of $13.3 million due to an increase in service contracts from our higher installed base of digital mammography systems. These cash inflows were partially offset by a decrease in accounts payable of $6.4 million due to the timing of payments.

In fiscal 2013, our investing activities provided us with $18.8 million primarily due to cash proceeds of $85.1 million from our sale of businesses, which largely consists of proceeds from the LIFECODES sale, and the $60.0 million settlement with KV related to the sale of our rights to our Makena intellectual property. Partially offsetting these cash inflows was the use of cash primarily for purchases of property and equipment of $90.1 million, which consisted primarily of the placement of equipment under customer usage agreements and manufacturing equipment and computer hardware, the payment of contingent consideration to the former shareholders of Adiana of $16.8 million, the acquisitions of Chindex and SenoRx assets for $6.3 million, the purchase of insurance contracts to fund our deferred compensation plan of $4.0 million, and cost-method equity investments of $3.7 million.

In fiscal 2013, our financing activities used cash of $248.8 million, primarily due to principal payments of $265.0 million under our Credit Agreement, payments of contingent consideration of $43.0 million, primarily comprised of $39.0 million for Interlace and $3.4 million for Sentinelle Medical, $12.3 million for employee-related taxes withheld for the net share settlement of vested restricted stock units, and the payment of debt issuance costs of $9.4 million related to the exchange of our convertible notes and the Credit Agreement refinancings. Under ASC 805, Business Combinations, the payment of contingent consideration recorded at fair value in purchase accounting as of the acquisition date is treated as a financing activity. Partially offsetting these uses of cash were proceeds of $75.1 million from the exercise of stock options, and the excess tax benefit from equity awards of $7.4 million.

Debt

We had total recorded debt outstanding of $4.81 billion at September 28, 2013, which is comprised of amounts outstanding under our Credit Agreement of $2.22 billion (principal $2.24 billion), Senior Notes of $1.0 billion and convertible notes of $1.59 billion (principal $1.725 billion). No amounts were outstanding under our Revolving Facility.

Credit Agreement

Concurrent with closing the Gen-Probe acquisition on August 1, 2012, we and certain of our domestic subsidiaries, or the Guarantors, entered into a credit and guaranty agreement, or the Credit Agreement, with Goldman Sachs Bank USA, in its capacity as administrative and collateral agent, and the lenders party thereto. The Credit Agreement was amended in the second quarter of fiscal 2013, resulting in a 100 basis point reduction to the interest rate on the Term Loan A facility and the Revolving Facility. On August 2, 2013, the Credit Agreement was further amended resulting in a 75 basis point reduction to the interest rate on the Term Loan B facility.

The facilities under the Credit Agreement initially consisted of:

•	$1.0 billion senior secured tranche A term loan, or Term Loan A, with a final maturity date of August 1, 2017;

•	$1.5 billion senior secured tranche B term loan, or Term Loan B, with a final maturity date of August 1, 2019; and

•	$300.0 million secured revolving credit facility, or Revolving Facility, with a final maturity date of August 1, 2017.

As of September 28, 2013, the interest rates under our Term Loan A facility and Term Loan B facility were 2.2% and 3.75%, respectively, and the principal amounts outstanding were $950 million and $1.29 billion, respectively. On October 31, 2013, we voluntarily pre-paid $100.0 million of the Term Loan B facility, reducing the principal amount to $1.19 billion.

The credit facilities are secured by first-priority liens on, and a first-priority security interest in, substantially all of our assets and the assets of the Guarantors, including all of the capital stock of substantially all of the U.S. subsidiaries owned by us and the Guarantors, 65% of the capital stock of certain of our first-tier foreign subsidiaries and all intercompany debt.

We are required to make scheduled principal payments under the Term Loan A facility in increasing amounts ranging from $12.5 million per three month period beginning October 31, 2012 to $50.0 million per three month period commencing October 31, 2015, and under the Term Loan B facility in equal installments of $3.75 million per three month period beginning on October 31, 2012 and for 27 three month periods thereafter. The remaining balance for each term loan is due at maturity. Any amounts outstanding under the Revolving Facility are due at maturity. We are required to make principal repayments first, pro rata among the term loan facilities, and second to the Revolving Facility from specified excess cash flows from operations and from the net proceeds of specified types of asset sales, debt issuances, insurance recoveries and equity offerings. Subject to certain limitations, we may voluntarily pre-pay any of the credit facilities without premium or penalty.

The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting our ability and the ability of the Guarantors, subject to negotiated exceptions, to: incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends, repurchase or redeem capital stock or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses.

The credit facilities contain total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter, beginning with our first quarter of fiscal 2013. The total net leverage ratio is 7.00:1.00 beginning on our fiscal quarter ended December 29, 2012, and it then decreases over time to 4.00:1.00 for the quarter ending September 30, 2017 and each fiscal quarter thereafter. The interest coverage ratio is 3.25:1.00 beginning on our fiscal quarter ended December 29, 2012, and it then increases over time to 3.75:1.00 for the fiscal quarter ending September 30, 2017 and each quarter thereafter. The total net leverage ratio is defined as the ratio of our consolidated net debt as of the quarter end to our consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of our consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense for the same measurement period. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. As of September 28, 2013, we were in compliance with these covenants.

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

The indenture for our Senior Notes contains customarily applicable affirmative and negative covenants, including covenants restricting our ability and the ability of certain of our subsidiaries’, subject to negotiated exceptions and qualifications, to: incur additional indebtedness; pay dividends or repurchase or redeem capital stock or make other distributions; make certain investments; incur liens; enter into certain types of transactions with our affiliates; and sell assets or consolidate or merge with or into other companies. We are not required to maintain any financial covenants with respect to the Senior Notes.

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

Convertible Notes

At September 28, 2013, our convertible notes, in the aggregate principal amount of $1.725 billion, are recorded at $1.59 billion, which is net of the unamortized debt discount attributed to the embedded conversion feature of the convertible notes. These notes consist of:

•	$405 million of our 2.00% Convertible Senior Notes due 2037 issued in December 2007 (2007 Notes);

•	$450 million of our 2.00% Convertible Exchange Senior Notes due 2037 issued in November 2010 (2010 Notes);

•	$500 million of our 2.00% Convertible Senior Notes due 2042 issued in March 2012 (2012 Notes); and

•	$370 million of our 2.00% Convertible Senior Notes due 2043 issued in February 2013 (2013 Notes).

The 2007 Notes, 2010 Notes, 2012 Notes and 2013 Notes are collectively referred to herein as the convertible notes. The 2013 Notes were issued on February 21, 2013 pursuant to agreements entered into on February 14, 2013 in exchange for an equal principal amount of the 2007 Notes. The 2013 Notes bear interest at a rate of 2.00% per year on the original principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, ending on December 15, 2013 and accrete principal, which we will accrue as an additional interest expense, from their date of issuance at a rate of 4.00% per year until and including December 15, 2017, and 2.00% per year thereafter. All other notes bear interest at a rate of 2.00% per year on the original principal amount, payable semi-annually in arrears until their first put date and thereafter accrete principal at the rate of 2.00% per year. In addition, under certain circumstances contingent interest may be payable under the convertible notes after each of their first put date.

Holders may require us to repurchase the 2007 Notes on December 13, 2013, and on each of December 15, 2017, 2022, 2027 and 2032, or upon a fundamental change, as provided in the indenture for the 2007 Notes, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest. On November 14, 2013, we announced that we would repurchase, on December 13, 2013, all of the outstanding 2007 Notes at a repurchase price payable in cash equal to 100% of the original principal amount of the 2007 Notes validly surrendered for repurchase and not withdrawn plus accrued and unpaid interest to, but not including, December 13, 2013, at the option of the holders of the 2007 Notes.

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

We may redeem any of the 2007 Notes, 2010 Notes, 2012 Notes and 2013 Notes beginning December 18, 2013, December 19, 2016, March 6, 2018, and December 15, 2017, respectively. We may redeem all or a portion of the 2007 Notes, 2010 Notes, 2012 Notes and 2013 Notes (i.e., in cash or a combination of cash and shares of our common stock) at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the applicable redemption date. On November 14, 2013, we announced that we had elected to redeem, on December 18, 2013, all of the then outstanding 2007 Notes (those 2007 Notes not put to us on December 13, 2013) at a redemption price payable in cash equal to 100% of the accreted principal amount of the 2007 Notes to be redeemed plus accrued and unpaid interest to, but not including, December 18, 2013.

We have recorded deferred tax liabilities related to the convertible notes original issuance discount, representing the spread between the cash coupon rate and the higher interest rate deductible for tax purposes. When our convertible notes are extinguished, we are required to recapture the original issuance discount previously deducted for tax purposes. The estimated tax due upon our repurchase and redemption of the 2007 Notes is approximately $76 million.

Stock Repurchase Program.

On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250 million of our outstanding common stock over the next three years. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program.

Contingent Earn-Out Payments.

In connection with certain of our acquisitions, we have the obligation to make contingent earn-out payments tied to performance criteria, principally revenue growth of the acquired businesses over a specified period. In certain circumstances, such as a change of control, a portion of these obligations may be accelerated. In addition, contractual provisions relating to these contingent earn-out obligations may include covenants to operate the acquired businesses in a manner that may not otherwise be most advantageous to us. These provisions may also result in the risk of litigation relating to the calculation of the amount due or our operation of the acquired business. Such litigation could be expensive and divert management attention and resources. Our obligation to make contingent payments may also result in significant operating expenses. Depending upon the particular facts and circumstances giving rise to the payment and our previous estimates, all or a portion of these payments may be required to be expensed by us when accrued. For example, our contingent earn-out obligations payable in connection with the TCT acquisition were expensed as accrued because our obligation to make these payments was conditioned on the continued employment of certain key employees of TCT.

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

We had or continue to have contingent consideration obligations related to our Sentinelle Medical, Interlace, TCT and Healthcome acquisitions. Pursuant to ASC 805, contingent consideration pertaining to Sentinelle Medical and Interlace were required to be recorded as a liability at fair value and the adjustments to fair value are recorded in the Consolidated Statement of Operations. Contingent consideration pertaining to TCT and Healthcome were contingent upon future employment and were being recorded as compensation expense over the respective service periods. For additional information pertaining to the acquisitions, contingent consideration terms and the assumptions used to fair value contingent consideration, refer to Note 3 to the consolidated financial statements contained in Item 15 of this Annual Report.

A summary of amounts recorded to the Consolidated Statement of Operations in fiscal 2013, 2012 and fiscal 2011 are as follows:

Statement of Operations Line Item – September 28, 2013	Interlace	TCT	Total
Contingent consideration—compensation expense	$—	$80,010	$80,010
Contingent consideration—fair value adjustments	11,310	—	11,310

	$11,310	$80,010	$91,320

Statement of Operations Line Item – September 29, 2012	Sentinelle Medical	Interlace	TCT	Healthcome	Total
Contingent consideration—compensation expense	$—	$—	$75,459	$5,572	$81,031
Contingent consideration—fair value adjustments	(3,364)	41,830	—	—	38,466

	$(3,364)	$41,830	$75,459	$5,572	$119,497

Statement of Operations Line Item – September 24, 2011	Sentinelle Medical	Interlace	TCT	Healthcome	Total
Contingent consideration—compensation expense	$—	$2,102	$17,581	$319	$20,002
Contingent consideration—fair value adjustments	(14,328)	6,312	—	—	(8,016)

	$(14,328)	$8,414	$17,581	$319	$11,986

In connection with our acquisition of Sentinelle Medical, we had an obligation to the former stockholders to make contingent payments over a two-year period of up to a maximum of $250.0 million based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. The measurement periods were completed in fiscal 2012, and we made payments of $3.4 million, $4.1 million and $4.3 million in the first quarters of fiscal 2013 and 2012, and the third quarter of fiscal 2011, respectively.

In connection with our acquisition of Interlace, we had an obligation to the former stockholders to make contingent payments over a two-year period up to a maximum payout of $225.0 million based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. During the second quarter of fiscal 2012, the first measurement period lapsed resulting in a total contingent amount recorded for this period of $51.8 million, which was disbursed to the former shareholders of Interlace, net of amounts withheld for certain legal indemnification purposes. The final measurement period ended during the second quarter of fiscal 2013, resulting in a contingent consideration liability of $93.8 million, of which $86.9 million was paid to the former Interlace stockholders in the second quarter of fiscal 2013. The remainder was withheld for legal indemnification provisions and is being used to pay qualifying legal expenses. We recorded charges of $11.3 million, $41.8 million and $6.3 million in fiscal 2013, 2012 and 2011, respectively, for changes in the fair value of the contingent consideration liability.

Under the sale and purchase agreement for TCT, $35.0 million of the purchase price had been deferred for one year from the date of the acquisition. This amount plus a portion of the working capital adjustment of $8.5 million were paid in the fourth quarter of fiscal 2012. An additional $4.7 million working capital adjustment payment became due upon the completion of fiscal 2013. In addition, we had an obligation to certain of the former shareholders, based on future employment, to make contingent payments over a two year period not to exceed $200.0 million less the deferred payment of $35.0 million. The first earn-out payment of $54.0 million was made in the fourth quarter of fiscal 2012. The second earn-out period was completed in the third quarter of fiscal 2013, and we paid $87.4 million in the fourth quarter of fiscal 2013. As of September 28, 2013, the Company had accrued $31.7 million related to this obligation, which was paid in November 2013.

In connection with our acquisition of Healthcome, we have an obligation to the former shareholders to make contingent payments of $5.0 million over the next two fiscal years. In fiscal 2013, we paid $1.7 million and at September 28, 2013, we have accrued $3.4 million for these contingent payments.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of September 28, 2013:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-Term Debt Obligations (1)	$570,000	$330,000	$2,028,354	$2,110,000	$5,038,354
Interest on Long-Term Debt Obligations	155,241	285,885	243,802	160,282	845,210
Operating Leases	20,689	29,792	23,079	32,712	106,272
Financing Leases (2)	2,822	5,937	6,044	300	15,103
Accrued Contingent Consideration (3)	38,138	726	—	—	38,864
Deferred Acquisition Payments	4,927	—	—	—	4,927
Purchase Obligations (4)	55,935	15,684	3,750	—	75,369
Royalty and Collaborative Commitments (5)	1,301	2,236	1,305	4,450	9,292
Pension Obligations (6)	374	814	869	8,008	10,065

Total Contractual Obligations	$849,427	$671,074	$2,307,203	$2,315,752	$6,143,456

(1)	Included within long-term debt obligations, we have four issuances (2007 Notes, 2010 Notes, 2012 Notes and 2013 Notes) of convertible notes which can first be put to us on December 13, 2013 ($405 million principal), December 15, 2016 ($450 million principal), March 1, 2018 ($500 million principal), and December 15, 2017 ($370 million principal) and we have assumed for purpose of the above table that the principal amounts for each issuance will be paid off when they first can be put to us, which is in fiscal 2014, fiscal 2017 and fiscal 2018. The 2013 Notes also have principal accretion of 4% annually, which is included in the principal amount in the 3-5 years column above. The amounts in the table do not include deferred tax liabilities for the recapture of the original issuance discount. See Convertible Notes above.
(2)	The financing leases represent two leases for an office building and a manufacturing facility, which were required to be recorded on our balance sheet under US GAAP. See Note 12 to our consolidated financial statements contained in Item 15 of this Annual Report.
(3)	Amounts represent those recorded in accrued expenses and other long-term liabilities on our consolidated balance sheet. See Contingent Earn-Out Payments for a more complete description of our contingent earn-out obligations.
(4)	Purchase obligations primarily represent minimum purchase commitments for inventory and instruments and, to a lesser extent, other operating expense commitments.
(5)	Represents minimum royalties due on net sales of products incorporating licensed technology and subject to a minimum annual royalty payment, and payments under collaborative agreements. In addition to the minimum payments due under our collaborative agreements included above, we may be required to pay up to $4.8 million in milestone payments, plus royalties on net sales of any products using specified technology.
(6)	Pension obligations do not include our obligation under our deferred compensation plans of $38.6 million, which is recorded as a current liability. Deferred compensation plan benefits are generally paid out at retirement or termination of employment.

The above table does not reflect our long-term liabilities associated with uncertain tax positions recorded under FIN 48 (codified primarily in ASC 740, Income Taxes) totaling $115.4 million. Due to the complexity associated with tax uncertainties, we cannot reasonably make a reliable estimate of the period in which we expect to settle these non-current liabilities. See Note 8 to our consolidated financial statements contained in Item 15 of this Annual Report for more information on our unrecognized tax benefits. In addition, certain of our cost method equity investments give us the option to acquire the company in the future. Since it is not possible to estimate when, or even if, we will exercise our option to acquire these companies, we have not included these future potential payments in the table above.

Future Liquidity Considerations

We expect to continue to review and evaluate potential strategic transactions and alliances that we believe will complement our current or future business. Subject to the Risk Factors set forth in Part I, Item 1A of this Annual Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Annual Report, we believe that cash flow from operations and the cash available under our Revolving Facility will provide us with sufficient funds in order to fund our expected normal operations, debt payments, including interest and deferred taxes as applicable, and contingent consideration obligations over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions or other investments, or to repay our convertible notes and related deferred tax liabilities. As described above, we have significant indebtedness outstanding under our Credit Agreement, Senior Notes and convertible notes. These capital requirements could be substantial. Our operating performance may also be affected by matters discussed under the above-referenced Risk Factors set forth elsewhere in this report. These risks, trends and uncertainties may also adversely affect our long-term liquidity.

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

Inventory

Our inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. As a developer and manufacturer of high technology medical equipment, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures on products and prices, and reliability and replacement of and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product expiration or end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining our estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, excess or obsolete, we would be required to record impairment charges within cost of goods sold at the time of such determination. Although considerable effort is made to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or expected usage could have a significant negative impact on the value of our inventory and our operating results. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

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

The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. The valuation of purchased research and development represents the estimated fair value at the date of acquisition related to in-process projects. Our purchased research and development represents the value of in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. Pursuant to ASC 805, we capitalize these assets and record them in our consolidated balance sheet. Under ASC 805, in-process research and development assets are evaluated for impairment similar to goodwill and once the project is complete, if at all, the asset is amortized over its remaining useful life. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the acquisitions as a whole and impairments may result.

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

Goodwill

We test goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that could indicate impairment and trigger an interim impairment assessment include, but are not limited to current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate, operational performance of the business or key personnel, and an adverse action or assessment by a regulator. Our annual impairment test date is the first day of our fiscal fourth quarter.

In performing the test, we utilize the two-step approach prescribed under ASC 350. The first step requires a comparison of the reporting unit’s carrying value to its fair value. We consider a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales and ratio comparisons of similar companies. We base the discount rate on the weighted average cost of capital, or WACC, of market participants. If the carrying value of a reporting unit exceeds its estimated fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The second step requires us to perform a hypothetical purchase allocation as of the measurement date and estimate the fair value of net tangible and intangible assets. The fair value of intangible assets is determined as described above and is subject to significant judgment.

We conducted our fiscal 2013 annual impairment test on the first day of the fourth quarter. We utilized discounted cash flows, or DCF, and market approaches to estimate the fair value of our reporting units as of June 30, 2013 and ultimately used the fair value determined by the DCF in making our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the reporting units, except for our Molecular Diagnostics reporting unit, which is within our Diagnostics reportable segment, had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required for those reporting units.

As a result of our company-wide annual budgeting and strategic planning process and a full re-evaluation of our existing product development efforts and cost structure performed in the fourth quarter, we reduced our short term and long term revenue forecasts and determined that indicators of impairment existed in our Molecular Diagnostics reporting unit. The Molecular Diagnostics reporting unit is primarily comprised of our Aptima business acquired in the Gen-Probe acquisition and the molecular diagnostics business acquired in the Third Wave acquisition. The updated forecast, which reflects recent pricing pressures, is now lower, and the current projections for revenue and profitability are lower than those expected at the time of the Gen-Probe acquisition.

As a result, the fair value of this reporting unit was below its carrying value. We performed Step 2 of the impairment test, consistent with the procedures described above, and recorded a goodwill impairment charge of $1.1 billion. The basis of fair value for Molecular Diagnostics assumed the reporting unit would be purchased or sold in a taxable transaction, and the discount rate of 10% applied to the after-tax cash flows was relatively consistent with that used in our purchase accounting for the Gen-Probe acquisition. For illustrative purposes, had the fair value of Molecular Diagnostics been lower by 10%, the Company would have recorded an additional impairment charge of $195.4 million.

For illustrative purposes, had the fair value of each of our remaining reporting units been lower by 10%, all of our other reporting units would have still passed Step 1 of the goodwill impairment test. Since the fair value of our reporting units was determined by use of the DCF, and the key assumptions that drive the fair value in this model are the WACC, terminal values, growth rates, and the amount and timing of expected future cash flows, significant judgment is applied in determining fair value. If the current economic environment were to deteriorate, this would likely result in a higher WACC because market participants would require a higher rate of return. In the DCF as the WACC increases, the fair value decreases. The other significant factor in the DCF is our projected financial information (i.e., amount and timing of expected future cash flows and growth rates) and if these assumptions were to be adversely impacted, this could result in a reduction of the fair value of this reporting unit.

At September 28, 2013, we believe that our other reporting units, with goodwill aggregating $2.5 billion were not at risk of failing Step 1 of the goodwill impairment test based on the current forecasts.

We conducted our fiscal 2012 annual impairment test on the first day of the fourth quarter. We utilized DCF and market approaches to estimate the fair value of our reporting units as of June 24, 2012, and ultimately used the fair value determined by the DCF in making our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of our reporting units, except MammoSite, which is within our Breast Health segment, had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required for these reporting units. MammoSite’s fair value declined from fiscal 2011 primarily due to a reduction in our revenue projections and long-term growth rates. The changes in MammoSite’s financial projections were a result of the continuing deterioration of the brachytherapy market, and competition from existing technologies. We performed the Step 2 analysis for MammoSite, consistent with the procedures described above, and recorded a $5.8 million goodwill impairment charge, resulting in no remaining goodwill for this reporting unit. For our other reporting units, if their respective fair values had been lower by 10%, each reporting unit would have still passed Step 1 of the goodwill impairment test.

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

For revenue arrangements with multiple deliverables, we record revenue as separate units of accounting if the delivered items have value to the customer on a stand-alone basis, and if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is considered probable and substantially within our control. Some of our products have both software and non-software components that function together to deliver the product’s essential functionality. We determined that except for our CAD products and C-View product, the software element in our other products is incidental in accordance with the software revenue recognition rules and are not within the scope of the software revenue recognition rules, ASC 985-605, Software—Revenue Recognition. We determined that given the significance of the software component’s functionality to our CAD and C-View systems, which are sold by our Breast Health segment, these products are within the scope of the software revenue recognition rules. We evaluated the appropriate revenue recognition treatment of our other hardware products, including our Dimensions digital mammography systems, which have both software and non-software components that function together to deliver the products’ essential functionality (i.e., it is a tangible product), and determined they are not within the scope of ASC 985-605.

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

Within our Diagnostics business and, to a lesser extent, our Surgical business, we provide our instrumentation (for example, the ThinPrep Processor, ThinPrep Imaging System, Panther and Tigris) and certain other hardware to customers without requiring them to purchase the equipment or enter into a lease. Instead, we recover the cost of providing the instrumentation and equipment in the amount we charge for our diagnostic tests and assays and other disposables. Customers enter into a customer usage agreement, and we install the equipment at customer sites and customers commit to purchasing minimum quantities of disposable products at a stated price over a defined contract term, which is typically between three and five years. Revenue is recognized over the term of the customer usage agreement as tests, assays and other disposable products are shipped. The depreciation costs associated with an instrument are charged to cost of product sales on a straight-line basis over the estimated life of the instrument. The costs to maintain these instruments in the field are charged to cost of product sales as incurred.

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718, Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, we have determined a specific forfeiture rate for certain employee groups and have applied forfeiture rates ranging from 0% to 6% as of September 28, 2013 depending on the specific employee group. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

We recognized $52.3 million, $40.6 million and $35.5 million of stock-based compensation expense for employee equity awards in fiscal years 2013, 2012 and 2011, respectively. The increase in fiscal 2013 was due to the addition of personnel and assumed stock options in the Gen-Probe acquisition and the acceleration of vesting for certain terminated employees. As of September 28, 2013, there was $30.0 million and $41.6 million of unrecognized compensation expense related to stock options and restricted stock units, respectively, that we expect to recognize over a weighted-average period of 2.7 years and 2.6 years, respectively.

Income Taxes

We use the asset and liability method for accounting for income taxes. Under this method, we determine deferred tax assets and liabilities based on the difference between our assets and liabilities financial reporting and taxes bases. We measure deferred tax assets and liabilities using enacted tax rates and laws that will be in effect when we expect the differences to reverse.

We have recognized $1.58 billion in net deferred tax liabilities at September 28, 2013 and $1.76 billion at September 29, 2012. The liabilities primarily relate to deferred taxes associated with our acquisitions and debt. The tax assets relate primarily to net operating loss carryforwards, accruals and reserves, stock-based compensation, and research credits. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we determine that we could realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination is made.

We had $121.8 million in gross unrecognized tax benefits, excluding interest, at September 28, 2013 and $53.1 million at September 29, 2012. The gross unrecognized tax benefits increased $68.7 million in fiscal 2013 primarily due to a $58.4 million increase related to the convertible note exchange in the second quarter of fiscal 2013. At September 28, 2013, $61.0 million represents the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. In the next twelve months, it is reasonably possible that we will reduce our unrecognized tax benefits by $2.0 to $4.0 million due to statute of limitations expiring and favorably settling with taxing authorities, both reducing our effective tax rate.

In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Judgment is required in determining our worldwide income tax provision. In our opinion, we have made adequate provisions for income taxes for all years subject to audit. While we consider our estimates reasonable, no assurance can be given that the final tax outcome will not be different than amounts reflected in our historical income tax provisions and accruals. If our assumptions are incorrect, the differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. ASU 2013-11 amends the presentation requirements of ASC 740, Income Taxes, and requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The ASU is for annual periods, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. We are currently evaluating the impact of the adoption of ASU 2013-11 on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a significant impact on our results of operations or financial position.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amended ASC 210, Balance Sheet, to converge the presentation of offsetting assets and liabilities between U.S. GAAP and IFRS. ASU 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, which is our fiscal year 2014. We are currently evaluating the impact of the adoption of ASU 2011-11 on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, a publicly traded equity security, cost-method equity investments, mutual funds, insurance contracts and related deferred compensation plan liabilities, accounts payable and debt obligations. Except for our outstanding convertible notes and Senior Notes, the fair value of these financial instruments approximates their carrying amount. As of September 28, 2013, we have $1.725 billion of principal of convertible notes outstanding, which are comprised of our 2007 Notes with a principal of $405.0 million, our 2010 Notes with a principal of $450.0 million, our 2012 Notes with a principal of $500.0 million, and our 2013 Notes with a principal of $370.0 million. The convertible notes are recorded net of the unamortized discount on our consolidated balance sheets. The fair value of our 2007 Notes, 2010 Notes, 2012 Notes and 2013 Notes as of September 28, 2013 was approximately $405.0 million, $510.8 million, $518.8 million and $385.7 million, respectively. The fair value of our Senior Notes was approximately $1.05 billion.

Amounts outstanding under our Credit Agreement aggregating $2.24 billion aggregate principal as of September 28, 2013 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.

Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our convertible notes, Senior Notes and Credit Agreement. The convertible notes and Senior Notes have fixed interest rates. Borrowings under our Credit Agreement bear interest at a rate per annum, at our option, initially, with respect to all loans made under Term Loan A (i) at the Base Rate plus 1.00% per annum, or (ii) at the Adjusted Eurodollar Rate (i.e., the Libor rate) plus 2.00%, and with respect to loans made under Term Loan B: (i) at the Base Rate, with a floor of 2.00%, plus 1.75%, or (ii) at the Adjusted Eurodollar Rate, with a floor of 1.00% plus 2.75%.

As of September 28, 2013, there was $2.24 billion of aggregate principal outstanding under the Credit Agreement comprised of $950.0 million under the Term Loan A facility and $1.29 billion under the Term Loan B facility. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in Libor rate) would increase annual interest expense by less than $1 million due to the low current interest rate environment and the floor on our Term Loan B facility.

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

We conduct business worldwide and maintain sales and service offices outside the United States as well as manufacturing facilities in Costa Rica, Germany, England, Canada and China. The expenses of our international offices are denominated in local currencies, except at our Costa Rica subsidiary, where the majority of the business is conducted in U.S. dollars. Our international sales are denominated in a number of currencies, primarily the Euro, U.S. dollar and Renminbi. Fluctuations in the foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency.

We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in the Euro are affected by changes in the relative strength of the U.S. dollar against the Euro. Our expenses, denominated in Euros, are positively affected when the U.S. dollar strengthens against the Euro and adversely affected when the U.S. dollar weakens. However, we believe that the foreign currency exchange risk is not significant. A hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse impact on our financial condition or results of operations. During fiscal 2013, 2012 and 2011, we incurred net foreign exchange gains (losses) of $0.5 million, $0.8 million and $(0.7) million, respectively.

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

As of September 28, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 28, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO) in Internal Control-Integrated Framework.

Subject to the foregoing, based on management’s assessment, we believe that, as of September 28, 2013, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report in which they expressed an unqualified opinion is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Hologic, Inc.:

We have audited Hologic Inc.’s (the “Company”) internal control over financial reporting as of September 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hologic, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 28, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hologic, Inc. as of September 28, 2013 and September 29, 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 28, 2013 of Hologic, Inc. and our report dated November 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
November 26, 2013

Changes in Internal Control over Financial Reporting

During the quarter ended September 28, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

We maintain a number of equity compensation plans for employees, officers, directors and others whose efforts contribute to our success. The table below sets forth certain information as of the end of our fiscal year ended September 28, 2013 regarding the shares of our common stock available for grant or granted under stock option plans and equity incentives that (i) were approved by our stockholders, and (ii) were not approved by our stockholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	18,321,904	$19.00	13,630,419
Equity compensation plans not approved by security holders (3)	87,300	$6.41	—

Total	18,409,204	$18.92	13,630,419

(1)	Includes 3,459,599 and 77,599 shares that are issuable upon RSUs and MSUs vesting, respectively. The remaining balance consists of outstanding stock option grants.
(2)	The weighted average exercise price does not take into account the shares issuable upon outstanding RSUs and MSUs vesting, which have no exercise price.
(3)	Includes the following plans: 1997 Employee Equity Incentive Plan and 2000 Acquisition Equity Incentive Plan. A description of each of these plans is as follows:

1997 Employee Equity Incentive Plan. The purposes of the 1997 Employee Equity Incentive Plan, the 1997 Plan, adopted by the Board of Directors in May 1997, were to attract and retain key employees, consultants and advisors, to provide an incentive for them to assist us in achieving long-range performance goals, and to enable such person to participate in our long-term growth. In general, under the 1997 Plan, all employees, consultants, and advisors who were not executive officers or directors were eligible to participate in the 1997 Plan. The 1997 Plan is administered by our Compensation Committee. Participants in the 1997 Plan are eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 4,400,000 shares of our common stock were reserved for issuance under the 1997 Plan. Of the shares reserved for issuance under the 1997 Plan, options to purchase 36,350 shares are outstanding as of September 28, 2013. In September 2005, our Compensation Committee determined that no further awards would be made under this plan and cancelled all remaining 332,168 shares available for issuance under the 1997 Plan that were not subject to outstanding stock option awards.

2000 Acquisition Incentive Plan. The purpose of the 2000 Acquisition Equity Incentive Plan, or the 2000 Plan, adopted by the Board of Directors in April 2001, was to attract and retain (a) employees, consultants and advisors, of newly acquired businesses who have been or were being hired as employees, consultants or advisors of our company or any of our consolidated subsidiaries, and (b) employees, consultants and advisors, of our company who have or were anticipated to provide significant assistance in connection with the acquisition of a newly acquired business or its integration with our company, and to provide such persons an incentive for them to achieve long-range performance goals, and to enable them to participate in our long-term growth. In general, under the 2000 Plan, only employees, consultants and advisors who were not officers or directors of our company were eligible to participate in the 2000 Plan. The 2000 Plan was administered by our Compensation Committee. Participants in the 2000 Plan were eligible to receive non-qualified stock options, stock appreciation rights, restricted stock and performance shares. A total of 3,200,000 shares of our common stock were reserved for issuance under the 2000 Plan. Of the shares reserved for issuance under the 2000 Plan, options to purchase 50,950 shares were outstanding as of September 28, 2013. In September 2005, our Compensation Committee determined that no further awards would be made under this plan and cancelled all remaining 835,408 shares available for issuance under the 2000 Plan that were not subject to outstanding stock option awards.

The additional information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Statements of Operations for the years ended September 28, 2013, September 29, 2012 and September 24, 2011

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 28, 2013, September 29, 2012 and September 24, 2011

Consolidated Balance Sheets as of September 28, 2013 and September 29, 2012

Consolidated Statements of Stockholders’ Equity for the years ended September 28, 2013, September 29, 2012 and September 24, 2011

Consolidated Statements of Cash Flows for the years ended September 28, 2013, September 29, 2012 and September 24, 2011

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(b) Listing of Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Agreement and Plan of Merger, dated as of April 29, 2012, by and among Hologic, Gold Acquisition Corp. and Gen-Probe Incorporated.	8-K	05/01/2012

3.1	Certificate of Incorporation of Hologic.	S-1	01/24/1990

3.2	Certificate of Amendment to Certificate of Incorporation of Hologic.	10-Q	03/30/1996

3.3	Certificate of Amendment to Certificate of Incorporation of Hologic.	10-K	09/24/2005

3.4	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	10/22/2007

3.5	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	03/11/2008

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock of Hologic.	8-K	11/21/2013

3.7	Fourth Amended and Restated By-laws of Hologic.	8-K	03/08/2012

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

4.1	Specimen Certificate for Shares of Hologic’s Common Stock.	8-A	01/31/1990

4.2	Description of Capital Stock (Contained in Hologic’s Certificate of Incorporation, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 hereto).

4.3	Indenture, dated as of December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	12/10/2007

4.4	First Supplemental Indenture, dated December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	12/10/2007

4.5	Form of 2.00% Convertible Senior Note due 2037 (included in Exhibit 4.4).	8-K	12/10/2007

4.6	Second Supplemental Indenture, dated November 23, 2010, by and between Wilmington Trust Company, as Trustee, and Hologic.	10-K	09/25/2010

4.7	Form of 2.00% Convertible Exchange Senior Note due 2037 (included in Exhibit 4.6).	10-K	09/25/2010

4.8	Third Supplemental Indenture, dated March 5, 2012, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	03/08/2012

4.9	Form of 2.00% Convertible Senior Note due 2042 (included in Exhibit 4.8).	8-K	03/08/2012

4.10	Fourth Supplemental Indenture, dated February 21, 2013, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	02/21/2013

4.11	Form of 2.00% Convertible Senior Note due 2043 (included in Exhibit 4.10).	8-K	02/21/2013

4.12	Indenture, dated as of August 1, 2012, by and among Wells Fargo Bank, National Association, as Trustee, Hologic and certain subsidiaries of Hologic party thereto.	8-K	08/01/2012

4.13	Form of 6.25% Senior Note due 2020 (included in Exhibit 4.12).	8-K	08/01/2012

4.14	Rights Agreement, dated as of November 21, 2013, between Hologic and American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	11/21/2013

10.1*	Second Amended and Restated 1999 Equity Incentive Plan.	10-Q	03/25/2006

10.2*	Amendment No. 1 to Second Amended and Restated 1999 Equity Incentive Plan.	S-8	10/23/2007

10.3*	Amendment No. 2 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	10/22/2007

10.4*	Amendment No. 3 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	12/12/2008

10.5	2000 Acquisition Equity Incentive Plan.	10-K	09/29/2001

10.6*	Hologic Amended and Restated 2008 Equity Incentive Plan.	8-K	03/11/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.7*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.8*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.9*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.10*	Form of Cumming Stock Option Award Agreement Under 2008 Equity Incentive Plan (fiscal 2013).	8-K	08/05/2013

10.11*	Form of Cumming Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (fiscal 2013).	8-K	08/05/2013

10.12*	Form of Employee Stock Option Award Agreement Under 2008 Equity Incentive Plan.	8-K	11/17/2008

10.13*	Form of Employee Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan.	8-K	11/17/2008

10.14*	Form of Market Stock Unit Award Agreement Under 2008 Equity Incentive Plan.	8-K	11/13/2012

10.15*†	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant).

10.16*†	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (annual grant).

10.17*†	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant).

10.18*†	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (initial grant).

10.19*	Hologic 2012 Employee Stock Purchase Plan.	8-K	03/08/2012

10.20*	Hologic 2013 Short-Term Incentive Plan.	8-K	11/13/2012

10.21*	Hologic 2014 Short-Term Incentive Plan.	8-K	11/12/2013

10.22*	Hologic 2013 Synergy Bonus Plan.	8-K	11/13/2012

10.23*	Cytyc Corporation 1995 Stock Plan.	S-8	10/23/2007

10.24*	Cytyc Corporation 1995 Non-Employee Director Stock Option Plan.	S-8	10/23/2007

10.25*	Cytyc Corporation 2004 Omnibus Stock Plan.	S-8	10/23/2007

10.26*	The 2003 Incentive Award Plan of Gen-Probe Incorporated, as amended and restated.	S-8	08/02/2012

10.27*	Transition Agreement dated November 5, 2009, by and between Hologic and John W. Cumming.	8-K	11/09/2009

10.28*	Employment Letter by and between John W. Cumming and Hologic dated July 18, 2013.	8-K	07/19/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.29*	Form of Indemnification Agreement (as executed with each director of Hologic). #	8-K	03/06/2009

10.30*	Amended and Restated Non-qualified Deferred Compensation Plan.	8-K	11/12/2013

10.31*†	Rabbi Trust Agreement.

10.32*	Form of Officer Severance Agreement. #	10-Q	03/25/2006

10.33*	Form of Senior Vice President Change of Control Agreement. #	10-Q	12/29/2012

10.34*	Severance and Change of Control Agreement by and between Hologic and Mark J. Casey dated as of March 5, 2013.	8-K	03/11/2013

10.35*	Form of Senior Executive Officer Change of Control Agreement. #	8-K	11/17/2009

10.36*	Transition and Separation Agreement and General Release of All Claims by and between Robert A. Cascella and Hologic dated July 18, 2013.	8-K	07/19/2013

10.37*	Retention and Severance Agreement by and between Hologic and Carl W. Hull dated as of July 10, 2012.	8-K	07/12/2012

10.38*	Change of Control Agreement by and between Hologic and Carl W. Hull dated as of July 10, 2012.	8-K	07/12/2012

10.39*	Separation and Release Agreement by and between Hologic and Carl W. Hull dated as of January 22, 2013.	8-K	01/22/2013

10.40*	Consulting Agreement by and between Hologic and Carl W. Hull dated as of January 22, 2013.	8-K	01/22/2013

10.41*	Restricted Stock Unit Award Agreement by and between Hologic and Carl W. Hull dated as of August 1, 2012.	8-K	08/01/2012

10.42*†	Transition and Separation Agreement and General Release of All Claims by and between Peter Soltani and Hologic dated August 5, 2013.

10.43*†	Form of Senior Vice President Severance Agreement. #

10.44	Facility Lease (Danbury) dated as of December 30, 1995 by and among Melvin J. Powers and Mary P. Powers D/B/A M&N Realty and Lorad.	Trex Medical Corporation S-1	03/29/1996

10.45	Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated as of August 28, 2002.	10-K	09/28/2002

10.46	First Amendment to Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated as of October 29, 2007.	10-K	09/29/2007

10.47	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership.	Cytyc Corporation 10-K	12/31/2003

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.48	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007.	10-K	09/29/2007

10.49	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006.	10-K	09/29/2007

10.50	Lease Guaranty dated October 22, 2007 between Bel Marlborough I LLC and Hologic, as guarantor thereunder.	8-K	10/22/2007

10.51	Form of Exchange Agreement.	8-K	02/15/2013

10.52	Credit and Guaranty Agreement, dated as of August 1, 2012, by and among Hologic, the guarantors party thereto, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the lenders party thereto. ‡	8-K/A	10/15/2012

10.53	Refinancing Amendment No. 1 dated March 20, 2013 by and among Hologic, the guarantors party thereto, Goldman Sachs Bank USA, and the lenders party thereto.	8-K	03/20/2013

10.54	Refinancing Amendment No. 2 dated August 2, 2013 by and among Hologic, the guarantors party thereto, Goldman Sachs Bank USA, and the lenders party thereto.	8-K	08/02/2013

10.55	Pledge and Security Agreement, dated as of August 1, 2012, by and among the grantors party thereto and Goldman Sachs Bank USA, as Collateral Agent.	8-K/A	10/15/2012

10.56	Purchase Agreement, dated July 19, 2012, by and among Hologic, the guarantors party thereto, Goldman, Sachs & Co.	8-K	07/19/2012

10.57	Restated Agreement dated as of July 24, 2009 by and between Gen-Probe Incorporated and Novartis Vaccines and Diagnostics, Inc. ‡@	Gen-Probe 10-Q/A	09/30/2009

10.58	Supply Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG. ‡	Gen-Probe 10-Q	09/30/2007

12.1†	Ratio of Earnings to Fixed Charges.

21.1†	Subsidiaries of Hologic.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

32.2***	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
†	Filed herewith.
***	Furnished herewith.
#	List of officers or directors, as applicable, to whom provided filed herewith.
@	Amendment thereto filed herewith.
‡	Confidential treatment has been granted with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLOGIC, INC.

By:	/S/ JOHN W. CUMMING
John W. Cumming
Chief Executive Officer

Date: November 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN W. CUMMING JOHN W. CUMMING	President and Chief Executive Officer (Principal Executive Officer)	November 26, 2013

/S/ GLENN P. MUIR GLENN P. MUIR	Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)	November 26, 2013

/S/ ROBERT H. LAVALLEE ROBERT H. LAVALLEE	Senior Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	November 26, 2013

/S/ DAVID R. LAVANCE, JR. DAVID R. LAVANCE, JR.	Chairman of the Board	November 26, 2013

/S/ SALLY W. CRAWFORD SALLY W. CRAWFORD	Director	November 26, 2013

/S/ SCOTT T. GARRETT SCOTT T. GARRETT	Director	November 26, 2013

/S/ NANCY L. LEAMING NANCY L. LEAMING	Director	November 26, 2013

/S/ LAWRENCE M. LEVY LAWRENCE M. LEVY	Director	November 26, 2013

/S/ CHRISTIANA STAMOULIS CHRISTIANA STAMOULIS	Director	November 26, 2013

/S/ ELAINE S. ULLIAN ELAINE S. ULLIAN	Director	November 26, 2013

/S/ WAYNE WILSON WAYNE WILSON	Director	November 26, 2013

Hologic, Inc.

Consolidated Financial Statements

Years ended September 28, 2013, September 29, 2012 and September 24, 2011

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements

The Board of Directors and Stockholders of Hologic, Inc.:

We have audited the accompanying consolidated balance sheets of Hologic, Inc. as of September 28, 2013 and September 29, 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hologic, Inc. at September 28, 2013 and September 29, 2012, and the consolidated results of its operations and cash flows for each of the three years in the period ended September 28, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hologic, Inc.’s internal control over financial reporting as of September 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
November 26, 2013

Hologic, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended
	September 28, 2013	September 29, 2012	September 24, 2011
Revenues:
Product sales	$2,100,891	$1,657,728	$1,478,340
Service and other revenues	391,388	344,924	311,009

	2,492,279	2,002,652	1,789,349

Costs and expenses:
Cost of product sales	818,160	616,839	521,189
Cost of product sales—amortization of intangible assets	307,895	201,864	177,456
Cost of product sales—impairment of intangible assets	1,714	—	—
Cost of service and other revenues	203,122	189,512	167,523
Research and development	197,646	130,962	116,696
Selling and marketing	342,137	322,314	286,730
General and administrative	227,680	220,494	159,563
Amortization of intangible assets	112,597	72,036	58,334
Contingent consideration—compensation expense	80,010	81,031	20,002
Contingent consideration—fair value adjustments	11,310	38,466	(8,016)
Impairment of goodwill	1,117,369	5,826	—
Gain on sale of intellectual property	(53,884)	(12,424)	(84,502)
Acquired in-process research and development	—	4,500	—
Restructuring and divestiture charges	32,805	17,515	(71)

	3,398,561	1,888,935	1,414,904

(Loss) income from operations	(906,282)	113,717	374,445
Interest income	1,302	2,340	1,860
Interest expense	(281,075)	(140,287)	(114,846)
Debt extinguishment loss	(9,209)	(42,347)	(29,891)
Other income (expense), net	2,303	4,916	(4,182)

(Loss) income before income taxes	(1,192,961)	(61,661)	227,386
(Benefit) provision for income taxes	(20,123)	11,973	70,236

Net (loss) income	$(1,172,838)	$(73,634)	$157,150

Basic net (loss) income per common share	$(4.36)	$(0.28)	$0.60

Diluted net (loss) income per common share	$(4.36)	$(0.28)	$0.59

Weighted average number of common shares outstanding:
Basic	268,704	264,041	261,099

Diluted	268,704	264,041	264,305

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years ended
	September 28, 2013	September 29, 2012	September 24, 2011
Net (loss) income	$(1,172,838)	$(73,634)	$157,150
Foreign currency translation adjustment	1,373	6,217	1,088
Adjustment to minimum pension liability (net of taxes of $58 in 2013, $636 in 2012 and $327 in 2011)	134	(1,484)	764
Unrealized gain on available-for-sale security	12,094	62	—

Other comprehensive income	13,601	4,795	1,852

Comprehensive (loss) income	$(1,159,237)	$(68,839)	$159,002

See accompanying notes.

Hologic, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 28, 2013	September 29, 2012
Assets
Current assets:
Cash and cash equivalents	$822,490	$560,430
Restricted cash	6,914	5,696
Accounts receivable, less reserves of $8,798 and $6,396 respectively	409,273	409,333
Inventories	289,363	367,191
Deferred income tax assets	—	11,715
Prepaid income taxes	44,745	69,845
Prepaid expenses and other current assets	48,361	44,301
Other current assets—assets held-for-sale	2,997	94,503

Total current assets	1,624,143	1,563,014

Property, plant and equipment:
Land	51,633	51,430
Buildings and improvements	171,469	156,665
Equipment and software	318,473	296,776
Equipment under customer usage agreements	275,696	249,692
Furniture and fixtures	22,628	21,495
Leasehold improvements	68,159	71,943

	908,058	848,001
Less accumulated depreciation and amortization	(416,530)	(340,003)

	491,528	507,998

Intangible assets, net	3,906,722	4,301,250
Goodwill	2,814,528	3,942,779
Other assets	163,902	162,067

Total assets	$9,000,823	$10,477,108

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$563,812	$64,435
Accounts payable	80,534	87,223
Accrued expenses	271,931	372,381
Deferred revenue	132,319	129,688
Deferred income tax liabilities	39,810	—
Other current liabilities—assets held-for-sale	—	7,622

Total current liabilities	1,088,406	661,349

Long-term debt, net of current portion	4,242,098	4,971,179
Deferred income tax liabilities	1,535,306	1,771,585
Deferred service obligations—long-term	25,456	13,714
Other long-term liabilities	168,044	98,250
Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity
Preferred stock, $0.01 par value—1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value—750,000 shares authorized; 272,036 and 265,635 shares issued, respectively	2,720	2,656
Additional paid-in-capital	5,536,312	5,396,657
Accumulated deficit	(3,616,392)	(2,443,554)
Accumulated other comprehensive income	20,391	6,790
Treasury stock, at cost—219 shares	(1,518)	(1,518)

Total stockholders’ equity	1,941,513	2,961,031

Total liabilities and stockholders’ equity	$9,000,823	$10,477,108

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	Par Value				Number of Shares	Amount
Balance at September 25, 2010	259,488	$2,595	$5,224,399	$(2,527,070)	$143	219	$(1,518)	$2,698,549
Exercise of stock options	1,779	18	23,876	—	—	—	—	23,894
Issuance of common stock to employees upon vesting of restricted stock units, net of shares withheld for employee taxes	1,104	11	(10,410)	—	—	—	—	(10,399)
Issuance of common shares under the employee stock purchase plan	88	1	1,509	—	—	—	—	1,510
Stock-based compensation expense	—	—	35,472	—	—	—	—	35,472
Reduction in excess tax benefit from employee equity awards	—	—	(5,832)	—	—	—	—	(5,832)
Allocation of equity component related to convertible notes exchange, net of taxes	—	—	34,699	—	—	—	—	34,699
Net income	—	—	—	157,150	—	—	—	157,150
Foreign currency translation adjustment	—	—	—	—	1,088	—	—	1,088
Adjustment to minimum pension liability, net	—	—	—	—	764	—	—	764

Balance at September 24, 2011	262,459	2,625	5,303,713	(2,369,920)	1,995	219	(1,518)	2,936,895
Exercise of stock options	2,457	24	27,663	—	—	—	—	27,687
Issuance of common stock to employees upon vesting of restricted stock units, net of shares withheld for employee taxes	673	7	(5,717)	—	—	—	—	(5,710)
Issuance of common shares under the employee stock purchase plan	46	—	907	—	—	—	—	907
Stock-based compensation expense	—	—	40,011	—	—	—	—	40,011
Excess tax benefit from employee equity awards	—	—	4,413	—	—	—	—	4,413
Fair value of options exchanged in a business combination	—	—	2,655	—	—	—	—	2,655
Allocation of equity component related to convertible notes exchange, net of taxes	—	—	23,012	—	—	—	—	23,012
Net loss	—	—	—	(73,634)	—	—	—	(73,634)
Foreign currency translation adjustment	—	—	—	—	6,217	—	—	6,217
Adjustment to minimum pension liability, net	—	—	—	—	(1,484)	—	—	(1,484)
Unrealized gain on marketable security	—	—	—	—	62	—	—	62

Balance at September 29, 2012	265,635	2,656	5,396,657	(2,443,554)	6,790	219	(1,518)	2,961,031
Exercise of stock options	4,786	48	65,557	—	—	—	—	65,605
Issuance of common stock to employees upon vesting of restricted stock units, net of shares withheld for employee taxes	1,117	11	(12,267)	—	—	—	—	(12,256)
Issuance of common shares under the employee stock purchase plan	498	5	7,979	—	—	—	—	7,984
Stock-based compensation expense	—	—	52,443	—	—	—	—	52,443
Excess tax benefit from employee equity awards	—	—	5,898	—	—	—	—	5,898
Allocation of equity component related to convertible notes exchange, net of taxes	—	—	20,045	—	—	—	—	20,045
Net loss	—	—	—	(1,172,838)	—	—	—	(1,172,838)
Foreign currency translation adjustment	—	—	—	—	1,373	—	—	1,373
Adjustment to minimum pension liability, net	—	—	—	—	134	—	—	134
Unrealized gain on marketable security	—	—	—	—	12,094	—	—	12,094

Balance at September 28, 2013	272,036	$2,720	$5,536,312	$(3,616,392)	$20,391	219	$(1,518)	$1,941,513

See accompanying notes.

Hologic, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended
	September 28, 2013	September 29, 2012	September 24, 2011
Operating activities
Net (loss) income	$(1,172,838)	$(73,634)	$157,150
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	95,518	71,851	68,946
Amortization	420,492	273,900	235,790
Non-cash interest expense	81,177	74,974	76,814
Stock-based compensation expense	52,307	40,572	35,472
Excess tax benefit related to equity awards	(7,439)	(6,206)	(3,652)
Deferred income taxes	(197,983)	(155,192)	(48,107)
Gain on sale of intellectual property	(53,884)	(12,424)	(84,502)
Debt extinguishment loss	9,209	42,347	29,891
Fair value adjustments to contingent consideration	11,310	38,466	(8,016)
Fair value write-up of inventory sold	52,397	19,918	3,298
Impairment of goodwill	1,117,369	5,826	—
Impairment of intangible assets	1,714	—	—
Asset impairment charges	7,667	16,901	—
Acquired in-process research and development	—	4,500	—
Cost method equity investment impairment	6,438	—	2,445
Gain on sale of cost-method equity investment	(1,972)	—	—
Loss on disposal of property and equipment	4,925	3,809	2,639
Other	2,923	(3,568)	1,093
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	4,102	(11,005)	(17,131)
Inventories	25,165	(12,174)	(32,158)
Prepaid income taxes	25,100	6,071	(6,154)
Prepaid expenses and other assets	871	69,806	(471)
Accounts payable	(6,406)	3,768	2,589
Accrued expenses and other liabilities	2,335	(41,017)	40,569
Deferred revenue	13,325	12,733	(481)

Net cash provided by operating activities	493,822	370,222	456,024

Investing activities
Acquisition of businesses, net of cash acquired	(6,273)	(3,762,403)	(198,744)
Payment of additional acquisition consideration	(16,808)	(9,784)	(19,660)
Proceeds from sale of business, net of cash transferred	85,134	—	2,267
Proceeds from sale of intellectual property	60,000	12,500	13,250
Purchase of property and equipment	(48,954)	(33,149)	(27,785)
Increase in equipment under customer usage agreements	(41,176)	(45,624)	(27,878)
Purchase of licensed technology and other intangible assets	—	—	(3,021)
Purchase of insurance contracts	(4,000)	—	(5,322)
Acquisition of in-process research and development assets	—	(4,500)	—
Sale of cost method investment	2,104	—	—
Purchases of cost method investments	(3,725)	(250)	(99)
(Increase) decrease in other assets	(7,548)	(7,574)	405

Net cash provided by (used in) investing activities	18,754	(3,850,784)	(266,587)

Financing activities
Proceeds from long-term debt	—	3,476,320	—
Repayment of long-term debt and notes payable	(265,000)	—	(1,362)
Payment of debt issuance costs	(9,440)	(81,408)	(5,327)
Payment of contingent consideration	(42,958)	(51,680)	(4,294)
Payment of deferred acquisition consideration	(1,655)	(44,223)	—
Net proceeds from issuance of common stock pursuant to employee stock plans	75,100	28,594	25,404
Excess tax benefit related to equity awards	7,439	6,206	3,652
Payment of employee restricted stock minimum tax withholdings	(12,256)	(5,710)	(10,399)

Net cash (used in) provided by financing activities	(248,770)	3,328,099	7,674

Effect of exchange rate changes on cash and cash equivalents	(1,746)	561	(404)

Net increase (decrease) in cash and cash equivalents	262,060	(151,902)	196,707
Cash and cash equivalents, beginning of year	560,430	712,332	515,625

Cash and cash equivalents, end of year	$822,490	$560,430	$712,332

See accompanying notes.

Hologic, Inc.

Notes to Consolidated Financial Statements

(all tabular amounts in thousands except per share data)

1.	Operations

Hologic, Inc. (the “Company” or “Hologic”) develops, manufactures and distributes premium diagnostics products, medical imaging systems and surgical products with an emphasis on serving the healthcare needs of women. The Company’s core business units are focused on Diagnostics, Breast Health, GYN surgical and Skeletal Health.

On August 1, 2012, the Company completed the acquisition of Gen-Probe Incorporated (“Gen-Probe”), which resulted in the Company significantly expanding its suite of molecular diagnostic products. Gen-Probe develops, manufactures and markets rapid, accurate and cost effective molecular diagnostics products and services that are used primarily to diagnose human diseases and screen donated blood. Gen-Probe’s results of operations are reported within the Company’s Diagnostics reportable segment. The Company’s acquisition of Gen-Probe is more fully described in Note 3. In connection with the acquisition, the Company borrowed $3.5 billion in aggregate principal to fund a portion of the purchase price, which is described in Note 5.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on the last Saturday in September. Fiscal 2013, 2012 and 2011 ended on September 28, 2013, September 29, 2012 and September 24, 2011, respectively. Fiscal 2013 and 2011 were 52 week fiscal periods and fiscal 2012 was a 53 week fiscal period.

Management’s Estimates and Uncertainties

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple element arrangements, allowance for doubtful accounts, the net realizable value of inventory, estimated fair value of cost-method equity investments, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves, deferred tax rates and recoverability of the Company’s net deferred tax assets and related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, dependence on third-party reimbursements to support the markets of the Company’s products, early stage of development of certain products, rapid technological changes, recoverability of long-

lived assets (including intangible assets and goodwill), competition, stability of world financial markets, ability to obtain regulatory approvals, changes in the regulatory environment, limited number of suppliers, customer concentration, integration of acquisitions, substantial indebtedness, government regulations, future sales or issuances of its common stock, management of international activities, protection of proprietary rights, patent and other litigation and dependence on key individuals.

Cash Equivalents

Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition. At September 28, 2013 and September 29, 2012, the Company’s cash equivalents consisted of money market accounts.

Marketable Securities

The Company’s marketable securities are comprised of an equity security and mutual funds. The equity security is an investment in the common stock of a publicly traded company, and the mutual funds are used to fund the deferred compensation plan the Company assumed in its Gen-Probe acquisition. The equity security is classified as available-for-sale and is recorded at fair value with the unrealized gains or losses, net of tax, within accumulated other comprehensive income (loss), which is a component of stockholders’ equity. The mutual funds are classified as trading and are recorded at fair value with unrealized gains and losses recorded in other income (expense), net in the Consolidated Statements of Operations.

The Company periodically reviews its marketable equity securities classified as available-for-sale for other-than-temporary declines in fair value below cost basis, or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. When assessing marketable equity securities for other-than-temporary declines in value, the Company considers factors including: the significance of the decline in value compared to the cost basis; the underlying factors contributing to a decline in the prices of the security; how long the market value of the investment has been less than its cost basis; any market conditions that impact liquidity; the views of external investment analysts; the financial condition and near-term prospects of the investee; any news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates. No such other-than-temporary impairment appeared to exist at September 28, 2013.

The Company has one investment in a publicly traded security and the following reconciles its cost basis to its fair market value as of September 28, 2013 and September 29, 2012. There were no marketable securities at September 24, 2011.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Equity security as of September 28, 2013	$5,931	$12,156	$—	$18,087
Equity security as of September 29, 2012	$5,931	$98	$—	$6,029

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, cost-method equity investments, and trade accounts receivable. The Company invests its cash and cash equivalents with high credit quality financial institutions.

The Company’s customers are principally located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, as well as global economic conditions, management does not believe significant credit risk exists as of September 28, 2013. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the healthcare industry. The Company maintains an allowance for doubtful accounts based on accounts past due and historical collection experience.

There were no customers with balances greater than 10% of accounts receivable as of September 28, 2013 and September 29, 2012, or any customers that represented greater than 10% of consolidated revenues for fiscal years 2013, 2012 and 2011.

Supplemental Cash Flow Statement Information

	Years ended
	September 28, 2013	September 29, 2012	September 24, 2011
Cash paid during the period for income taxes	$79,893	$166,565	$118,850

Cash paid during the period for interest	$192,794	$55,045	$36,268

Non-Cash Investing Activities:
Fair value of stock options assumed in the Gen-Probe acquisition	$—	$2,655	$—

Additional acquisition contingent consideration accrued	$—	$—	$18,924

Non-Cash Financing Activities:
Fair value of contingent consideration at acquisition	$525	$—	$86,600

Deferred payments for acquisitions	$—	$1,655	$47,258

Inventories

Inventories are valued at the lower of cost or market on a first in, first out basis. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. The valuation of inventory requires management to estimate excess and obsolete inventory. The Company employs a variety of methodologies to determine the net realizable value of its inventory. Provisions for excess and obsolete inventory are primarily based on management’s estimates of forecasted sales, usage levels and expiration dates as applicable for disposable products. A significant change in the timing or level of demand for the Company’s products as compared to forecasted amounts may result in recording additional provisions for excess and obsolete inventory in the future. The Company records provisions for excess and obsolete inventory as cost of product sales.

Inventories consisted of the following:

	September 28, 2013	September 29, 2012
Raw materials	$115,575	$134,983
Work-in-process	51,171	93,218
Finished goods	122,617	138,990

	$289,363	$367,191

Property, Plant and Equipment

Property, plant and equipment is recorded at cost less allowances for depreciation. The straight-line method of depreciation is used for all property and equipment. Repair and maintenance costs are expensed as incurred. Property, plant and equipment are depreciated over the following estimated useful lives:

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

Long-Lived Assets

The Company reviews its long-lived assets, which includes property and equipment and identifiable intangible assets (see below for discussion of intangible assets), for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10-35-15, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets (ASC 360). Recoverability of these assets is evaluated by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value. Fair value is determined by either a quoted market price, if any, or a value determined by a discounted cash flow technique. At the end of the fourth quarter of fiscal 2013, the Company decided to transition certain of its placed equipment at customer sites to its Panther instrument, and as a result, the Company recorded a charge of $6.3 million to cost of product sales of which $3.7 million related to recording certain equipment at its fair value. At the end of the second quarter of fiscal 2012, the Company decided to cease manufacturing, marketing and selling its Adiana system, which was a product line within the Company’s GYN Surgical reporting segment, determining that the product was not financially viable and would not become so in the foreseeable future. As a result, in fiscal 2012, the Company recorded charges of $19.5 million of which $6.5 million was recorded within cost of product sales to write down certain manufacturing equipment and equipment placed at customer sites to its fair value that had no further utility. There were no significant impairment charges related to property and equipment in fiscal 2011.

Business Combinations and Acquisition of Intangible Assets

The Company records tangible and intangible assets acquired in business combinations under the purchase method of accounting. The Company accounts for acquisitions in accordance with ASC 805, Business Combinations (ASC 805). Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The Company allocates the purchase price in excess of the fair value of the net tangible assets acquired to identifiable intangible assets, including purchased research and development, based on detailed valuations that use certain information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative useful life assumptions could result in different purchase price allocations and intangible asset amortization expense in current and future periods.

The valuation of purchased in-process research and development (“IPR&D”) as part of a business combination represents the estimated fair value at the dates of acquisition related to in-process projects. The Company’s IPR&D represents the value of in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. As required by ASC 805, the Company capitalizes the value attributable to these in-process projects at the time of the acquisition. Subsequent to acquisition, IPR&D assets are evaluated as an indefinite-lived intangible asset, consistent with the accounting treatment of goodwill. No additional amounts are capitalized and once the project is completed the asset is amortized over its estimated useful life. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects or for the acquisitions as a whole and impairments may result.

The Company uses the income approach to determine the fair value of its developed technology and IPR&D acquired in a business combination. This approach determines fair value by estimating the after-tax cash flows attributable to the respective asset over its useful life and then discounting these after-tax cash flows back to a present value. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. Developed technology represents patented and unpatented technology and know-how. Regarding the value of the in-process projects, the Company considers, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. The Company bases the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. The Company believes that the estimated developed technology and IPR&D amounts represent the fair value at the date of acquisition and do not exceed the amount a third-party would pay for the assets.

The Company also uses the income approach, as described above, to determine the estimated fair value of certain other identifiable intangible assets including customer relationships, trade names and business licenses. Customer relationships represent established relationships with customers, which provide a ready channel for the sale of additional products and services. Trade names represent acquired company and product names.

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

Indefinite lived intangible assets, such as IPR&D assets, are required to be tested for impairment annually, or more frequently if indicators of impairment are present. The Company’s annual impairment test date is as of the first day of its fourth quarter. The Company tested its IPR&D assets utilizing the DCF model and determined they were not impaired.

During the fourth quarter of fiscal 2013, as a result of the Company’s conclusion that its Molecular Diagnostics reporting unit was impaired (as discussed below), the Company performed an impairment test of this reporting unit’s long-lived assets as of the first day of the fourth quarter. The impairment evaluation was based on expectations of future undiscounted cash flows compared to the carrying value of the long-lived assets. The Company’s cash flow estimates were based upon future projected net cash flows derived from the Company-wide annual planning process, which were used for the annual goodwill impairment test discussed below. Based on this analysis, the Molecular Diagnostics long-lived assets were deemed to not be impaired. The Company believes its procedures for estimating future cash flows were reasonable and consistent with market conditions at the time of estimation.

During the third quarter of fiscal 2013, the Company determined that a certain developed technology asset was impaired and recorded a $1.7 million charge to cost of product sales to record the asset at its estimated fair value.

During the fourth quarter of fiscal 2012 in connection with the company-wide annual budgeting and strategic planning process, the Company determined that indicators of impairment existed in its MammoSite reporting unit, which is included in the Breast Health reportable segment. The impairment indicators were due to a reduction in the Company’s revenue projections and long-term growth rates as a result of the continuing deterioration of the brachytherapy market and competition from existing technologies. The Company’s cash flow estimates were based upon future projected net cash flows derived from the company-wide annual planning process. The analysis indicated that MammoSite’s long-lived assets were recoverable based on the undiscounted cash flows over the remaining life of the predominant long-lived asset. The Company believes that its procedures for estimating future cash flows were reasonable and consistent with market conditions at the measurement date.

During the fourth quarter of fiscal 2012, the Company acquired certain in-process research and development assets that were not part of a business acquisition. Since these assets had no alternative future use, the Company recorded in-process research and development charges of $4.5 million in fiscal 2012.

Intangible assets consist of the following:

	September 28, 2013		September 29, 2012
Description	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$4,008,947	$1,094,435	$3,784,689	$788,274
In-process research and development	24,000	—	227,000	—
Customer relationships and contracts	1,101,870	296,481	1,097,842	205,612
Trade names	238,103	81,844	240,092	60,318
Patents	13,026	8,495	11,417	7,906
Business licenses	2,647	616	2,577	344
Non-compete agreements	296	296	310	223

	$5,388,889	$1,482,167	$5,363,927	$1,062,677

In fiscal 2012, as a result of its acquisition of Gen-Probe, the Company recorded $1.57 billion of developed technology assets and $227.0 million of IPR&D assets related to six projects. In fiscal 2013, management revised its valuation analysis for a correction of projected revenues expected from certain of the development projects which increased the value of the developed technology assets to $1.7 billion and reduced the IPR&D assets to $117.0 million. The Company recorded this adjustment in fiscal 2013 and determined it was immaterial to its financial statements.

Subsequent to the acquisition and through September 2013, the Company has received FDA approval for three projects with an aggregate value of $93.0 million. Amortization of these assets begins once FDA approval is received. The other projects are expected to be completed over the next four years with a total cost of approximately $49.0 million to complete such projects. Given the uncertainties inherent with product development and commercial introduction, there can be no assurance that any of the Company’s product development efforts will be successful, completed on a timely basis or within budget, if at all.

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

The estimated amortization expense at September 28, 2013 for each of the five succeeding fiscal years is as follows:

Fiscal 2014	$417,053
Fiscal 2015	402,177
Fiscal 2016	388,370
Fiscal 2017	379,260
Fiscal 2018	368,505

Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other (ASC 350), the Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that could indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate, operational performance of the business or key personnel, and an adverse action or assessment by a regulator.

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

The Company conducted its fiscal 2013 annual impairment test on the first day of the fourth quarter, and as noted above used DCF and market approaches to estimate the fair value of its reporting units as of June 30, 2013, and ultimately used the fair value determined by the DCF in making its impairment test conclusions. The Company believes it used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the Company’s reporting units, except for its Molecular Diagnostics reporting unit, which is within the Company’s Diagnostics segment, had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required for those reporting units. For illustrative purposes, had the fair value of each of the reporting units that passed Step 1 been lower by 10%, all of the remaining reporting units would have still passed Step 1 of the goodwill impairment test. Since the fair value of the reporting units was determined by use of the DCF, and the key assumptions that drive the fair value in this model are the WACC, terminal values, growth rates, and the amount and timing of expected future cash flows, significant judgment is applied in determining fair value. If the current economic environment were to deteriorate, this would likely result in a higher WACC because market participants would require a higher rate of return. In the DCF as the WACC increases, the fair value decreases. The other significant factor in the DCF is the Company’s projected financial information (i.e., amount and timing of expected future cash flows and growth rates) and if these assumptions were to be adversely impacted; this could result in a reduction of the fair values of these reporting units.

In connection with its company-wide annual budgeting and strategic planning process performed in the fourth quarter of fiscal 2013, the Company performed a full re-evaluation of its existing product development efforts and cost structure. As a result, the Company reduced its short term and long term revenue forecasts and determined that indicators of impairment existed in its Molecular Diagnostics reporting unit. The Molecular Diagnostics reporting unit is primarily comprised of the Company’s Aptima business acquired in the Gen-Probe acquisition and the molecular diagnostics business acquired in the Third Wave acquisition. The updated forecast, which reflects recent pricing pressures, is now lower, and the current projections for revenue and profitability are lower than those expected at the time of the Gen-Probe acquisition. As a result, the fair value of this reporting unit was below its carrying value. The Company performed Step 2 of the impairment test, consistent with the procedures described above, and recorded a goodwill impairment charge of $1.1 billion. The basis of fair value for Molecular Diagnostics assumed the reporting unit would be purchased or sold in a taxable transaction, and the discount rate of 10% applied to the after-tax cash flows was relatively consistent with that used in the Company’s purchase accounting for the Gen-Probe acquisition. For illustrative purposes, had the fair value of Molecular Diagnostics been lower by 10%, the Company would have recorded an additional impairment charge of $195.4 million.

At September 28, 2013, the Company believes that its other reporting units, with goodwill aggregating $2.5 billion were not at risk of failing Step 1 of the goodwill impairment test based on the current forecasts.

The Company conducted its fiscal 2012 annual impairment test on the first day of the fourth quarter. The Company utilized DCF and market approaches to estimate the fair value of its reporting units as of June 24, 2012, and ultimately used the fair value determined by the DCF in making its impairment test conclusions. The Company believes it used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the Company’s reporting units, except MammoSite, which is within the Company’s Breast Health segment, had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required. MammoSite’s fair value declined from fiscal 2011 primarily due to a reduction in the Company’s revenue projections and long-term growth rates. The changes in MammoSite’s financial projections were a result of the continuing deterioration of the brachytherapy market, and competition from existing technologies. The Company performed the Step 2 analysis for MammoSite, consistent with the procedures described above, and recorded a $5.8 million goodwill impairment charge, resulting in no remaining goodwill for this reporting unit. For the Company’s other reporting units, if their respective fair values had been lower by 10%, each reporting unit would have still passed Step 1 of the goodwill impairment test.

The Company previously had ongoing litigation with Conceptus regarding potential patent infringement of a Conceptus patent by the Company’s Adiana system. In the first quarter of fiscal 2012, the jury returned a verdict in favor of Conceptus and awarded Conceptus $18.8 million in damages. Post-trial motions were filed, and Conceptus sought to enjoin the Company from further sales of the Adiana system. At the time, the Company was appealing the jury verdict. The jury verdict in the first quarter of fiscal 2012 and related subsequent litigation status was an indicator of impairment for the Company’s GYN Surgical reporting unit, and a reduction in the anticipated future cash flows of the GYN Surgical reporting unit could result in a material impairment charge. Accordingly, the Company performed an interim goodwill impairment analysis of the GYN Surgical reporting unit as of December 24, 2011, updating its cash flow projections and related assumptions from its fiscal 2011 annual impairment test, including the WACC, under various potential scenarios. The Company applied the weighted average probability approach to these scenarios to estimate the fair value of the GYN Surgical reporting unit. As a result of completing Step 1, GYN Surgical’s fair value exceeded its carrying value. Therefore, Step 2 of the impairment test was not required as of December 24, 2011. The Company believes it used reasonable estimates and assumptions about future revenue, cost projections, cash flows, probabilities of cash flow scenarios, and market multiples as of that measurement date.

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

A rollforward of goodwill activity by reportable segment from September 29, 2012 to September 28, 2013 is as follows:

	Breast Health	Diagnostics	GYN Surgical	Skeletal Health	Total
Balance at September 29, 2012	$635,741	$2,283,447	$1,015,466	$8,125	$3,942,779
Impairment charge	—	(1,117,369)	—	—	(1,117,369)
Disposition of portion of a reporting unit	—	(1,257)	—	—	(1,257)
Gen-Probe acquisition adjustments	—	4,226	—	—	4,226
Gen-Probe valuation revision adjustment	—	(15,750)	—	—	(15,750)
Chindex acquisition	1,798	—	—	—	1,798
SenoRx acquisition	692	—	—	—	692
Tax adjustments	—	(868)	12	—	(856)
Foreign currency	(1,866)	1,125	978	28	265

Balance at September 28, 2013	$636,365	$1,153,554	$1,016,456	$8,153	$2,814,528

A rollforward of accumulated goodwill impairment losses by reportable segment from September 29, 2012 to September 28, 2013 is as follows:

	Breast Health	Diagnostics	GYN Surgical	Total
Balance at September 29, 2012	$348,419	$908,349	$1,165,804	$2,422,572
Impairment charge	—	1,117,369	—	1,117,369

Balance at September 28, 2013	$348,419	$2,025,718	$1,165,804	$3,539,941

Other Assets

Other assets consist of the following:

	September 28, 2013	September 29, 2012
Other Assets
Deferred financing costs	$60,620	$82,760
Life insurance contracts	33,864	25,978
Mutual funds	6,861	6,995
Marketable security	18,087	6,029
Manufacturing access fees	15,971	18,323
Cost-method equity investments	12,558	15,976
Other	15,941	6,006

	$163,902	$162,067

Deferred financing costs are related to the Company’s convertible notes, Credit Agreement and Senior Notes (see Note 5 for further discussion). The Company amortizes amounts related to each debt issuance using the effective interest rate method over the period of earliest redemption or the term of such debt. Life insurance contracts were purchased in connection with the Company’s Nonqualified Deferred Compensation Plan (“DCP”)

and are recorded at their cash surrender value (see Note 11 for further discussion). The marketable security represents a publicly traded equity security, and the mutual funds are the underlying investments related to the deferred compensation liabilities the Company assumed in connection with the Gen-Probe acquisition. The manufacturing access fees are related to a manufacturing supply and purchase agreement for our HPV products acquired in the Gen-Probe acquisition, and these fees are being amortized over the term of the agreement.

The Company’s cost-method equity investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its cost-method equity investments for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income (expense), net in the Consolidated Statements of Operations. During fiscal 2013 and 2011, the Company recorded other-than-temporary impairment charges of $6.4 million and $2.4 million, respectively, related to certain of its cost-method equity investments to adjust their carrying amounts to fair value. No such charges were recorded in fiscal 2012. In the third quarter of fiscal 2013, the Company sold one of its investments and recorded a gain of $2.0 million.

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

Accumulated Other Comprehensive Income

Other comprehensive income (loss) includes certain transactions that have generally been reported in the statement of stockholders’ equity. The components of accumulated other comprehensive income consisted of the following:

	September 28, 2013	September 29, 2012
Foreign currency translation adjustment	$8,584	$7,211
Unrealized gains on available-for-sale securities	12,156	62
Minimum pension liability, net of tax of $150 and $207, respectively	(349)	(483)

	$20,391	$6,790

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

For revenue arrangements with multiple deliverables, the Company records revenue as separate units of accounting if the delivered items have value to the customer on a stand-alone basis, and if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is considered probable and substantially within the Company’s control. Some of the Company’s products have both software and non-software components that function together to deliver the product’s essential functionality. The Company determined that except for its computer-aided detection (“CAD”) products and C-View product, the software element in its other products is incidental in accordance with the software revenue recognition rules and are not within the scope of the software revenue recognition rules, ASC 985-605, Software—Revenue Recognition. The Company determined that given the significance of the software component’s functionality to its CAD and C-View systems, which are sold by its Breast Health segment, these products are within the scope of the software revenue recognition rules. The Company evaluated the appropriate revenue recognition treatment of its other hardware products, including its Dimensions digital mammography systems, which have both software and non-software components that function together to deliver the products’ essential functionality (i.e., it is a tangible product), and determined they are not within the scope of ASC 985-605.

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

As part of the Diagnostics segment and as a result of the Gen-Probe acquisition, the Company manufactures blood screening products according to demand schedules provided by its collaboration partner, Novartis Vaccines and Diagnostics, Inc. (“Novartis”). The Company’s agreement provides that it shares a portion of Novartis’s revenue from screening blood donations. Upon shipment to Novartis, the Company recognizes blood screening product sales at an agreed upon fixed transfer price, which is not refundable, and records the related cost of products sold. Based on the terms of the Company’s collaboration agreement with Novartis, the Company’s ultimate share of the net revenue from sales to the end user in excess of the transfer price revenues recognized is not known until it is reported to the Company by Novartis. On a monthly basis, Novartis reports net revenue generated during the prior month and remits an additional corresponding net payment to the Company, which is recorded as revenue at that time. This payment combined with the transfer price revenues previously recognized represents the Company’s ultimate share of net revenue under the agreement.

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

Within its Diagnostics business, and to a lesser extent, its GYN Surgical business, the Company provides its instrumentation (for example, the ThinPrep Processor, ThinPrep Imaging System, and the Panther and Tigris systems) and certain other hardware to customers without requiring them to purchase the equipment or enter into a lease. The Company installs the instrumentation or equipment at the customer’s site and recovers the cost of providing the instrumentation or equipment in the amount it charges for its diagnostic tests, assays and other disposables. Customers enter into a customer usage agreement and typically commit to purchasing minimum quantities of disposable products at a stated price over a defined contract term, which is typically between three and five years. Revenue is recognized over the term of the customer usage agreement as tests, assays and other disposable products are shipped, either origin or destination. The depreciation costs associated with the instruments and equipment are charged to cost of product sales on a straight-line basis over the estimated life of the instrument or equipment. The costs to maintain instruments and equipment in the field are charged to cost of product sales as incurred.

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

Accounts receivable reserve activity for fiscal 2013, 2012 and 2011 is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Write- offs and Payments	Balance at End of Period
Period Ended:
September 28, 2013	$6,396	$4,296	$(1,894)	$8,798
September 29, 2012	$6,516	$3,270	$(3,390)	$6,396
September 24, 2011	$7,769	$1,614	$(2,867)	$6,516

Cost of Service and Other Revenues

Cost of service and other revenues primarily represents payroll and related costs associated with the Company’s professional services’ employees, consultants, infrastructure costs and overhead allocations, including depreciation and rent and materials consumed in providing the service.

Stock-Based Compensation

The Company accounts for share-based payments in accordance with ASC 718, Stock Compensation (ASC 718). As such, all share-based payments to employees, including grants of stock options and restricted stock units and shares issued under the Company’s employee stock purchase plan, are recognized in the Consolidated Statements of Operations based on their fair values on the date of grant.

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

The Company applies the provisions of ASC 260, Earnings Per Share, Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it relates to its convertible notes, and due to the type of debt instrument issued and its accounting policy, the Company applies the treasury stock method and not the if-converted method. The dilutive impact of the Company’s convertible notes is based on the difference between the Company’s current period average stock price and the conversion price of the convertible notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the convertible notes.

A reconciliation of basic and diluted share amounts for fiscal 2013, 2012, and 2011 is as follows:

	September 28, 2013	September 29, 2012	September 24, 2011
Basic weighted average common shares outstanding	268,704	264,041	261,099
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	—	—	3,206

Diluted weighted average common shares outstanding	268,704	264,041	264,305

Weighted-average anti-dilutive shares related to:
Outstanding stock options	8,445	10,491	7,747
Restricted stock units	1,109	1,378	—

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

Product warranty activity for fiscal 2013 and 2012 is as follows:

	Balance at Beginning of Period	Provisions	Acquired	Settlements/ Adjustments	Balance at End of Period
Period ended:
September 28, 2013	$6,179	$12,827	$—	$(9,748)	$9,258
September 29, 2012	$4,448	$9,535	$230	$(8,034)	$6,179

Advertising Costs

Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $14.1 million, $29.8 million and $29.0 million for fiscal 2013, 2012 and 2011, respectively, and were included in selling and marketing expense in the Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. ASU 2013-11 amends the presentation requirements of ASC 740, Income Taxes, and requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The ASU is for annual periods, and interim periods within those years, beginning after December 15, 2013, which is fiscal 2015 for the Company. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The Company is currently evaluating the impact of the adoption of ASU 2013-11 on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a significant impact on the Company’s results of operations or financial position.

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

3.	Business Combinations

Fiscal 2013 Acquisitions:

Chindex Medical Limited

On December 31, 2012, the Company acquired certain assets from Chindex Medical Limited (“Chindex”) for a net purchase price of $4.4 million, including contingent consideration. Chindex was a distributor of certain of the Company’s Breast Health products in China. The Company accounted for this transaction as the acquisition of a business pursuant to ASC 805 and allocated the majority of the purchase price to customer relationships.

SenoRx, Inc.

On May 31, 2013, through the settlement of litigation, the Company acquired certain assets related to SenoRx, Inc.’s (“SenoRx”) Contura brachytherapy device for a net purchase price of $2.4 million. The Company accounted for this transaction as the acquisition of a business pursuant to ASC 805 and allocated the majority of the purchase price to developed technology.

Fiscal 2012 Acquisition:

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

Gen-Probe, headquartered in San Diego, California, is a leader in molecular diagnostics products and services that are used primarily to diagnose human diseases and screen donated human blood. The Company expected this acquisition to enhance its molecular diagnostics franchise and to complement its existing portfolio of diagnostics products. Gen-Probe’s results of operations are reported within the Company’s Diagnostics reportable segment from the date of acquisition.

The purchase price consideration was as follows:

Cash paid	$3,967,866
Deferred payment	1,655
Fair value of stock options exchanged	2,655

Total purchase price	$3,972,176

The fair value of stock options exchanged, that were recorded as purchase price, represented the fair value of Gen-Probe options converted into the Company’s stock options attributable to pre-combination services pursuant to ASC 805. The remainder of the fair value of these stock options of $23.2 million is being recognized as stock-based compensation expense ratably over the remaining vesting period, which was approximately 3.5 years at the date of acquisition. The Company estimated the fair value of the stock options using a binomial valuation model with the following weighted average assumptions: risk free interest rate of 0.41%, expected volatility of 39.9%, expected life of 3.6 years and dividend yield of 0.0%. The weighted average fair value of stock options granted was $7.07 per share.

The allocation of the purchase price presented below is based on estimates of the fair value of assets acquired and liabilities assumed as of August 1, 2012. The final, adjusted components of the purchase price allocation are as follows:

Cash	$205,463
Accounts receivable	81,444
Inventory	153,416
Property, plant and equipment	274,095
Other assets	191,971
Assets held-for-sale, net	87,465
Accounts payable	(19,671)
Accrued expenses	(131,623)
Other liabilities	(22,939)
Identifiable intangible assets:
Developed technology	1,700,000
In-process research and development	117,000
Customer contract	585,000
Trade names	95,000
Deferred income taxes, net	(985,465)
Goodwill	1,641,020

Purchase Price	$3,972,176

The purchase price has been allocated to the acquired assets and liabilities based on management’s estimate of their fair values. During fiscal 2013, the Company revised its valuation analysis for a correction to projected revenues expected from certain development projects which increased developed technology assets by $135.0 million, reduced IPR&D assets by $110.0 million and lowered trade names by $2.0 million with an offsetting net decrease to goodwill after the impact to deferred tax liabilities. In addition, certain tax related adjustments have been recorded. The Company concluded that these adjustments recorded in fiscal 2013 were immaterial to its financials statements.

Certain of Gen-Probe’s assets were designated as assets held-for-sale and recorded at fair value less the estimated cost to sell such assets. These represented non-core assets to the Company’s business plan and were expected to be sold within one year of the acquisition. Assets and liabilities held-for-sale are reflected separately in the Company’s Consolidated Balance Sheet. The following represents the components of the asset groups classified as held-for-sale as of September 29, 2012:

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

As part of the purchase price allocation, the Company determined that the identifiable intangible assets were developed technology, IPR&D, a customer contract, and trade names. The fair value of the intangible assets was estimated using the income approach and the cash flow projections were discounted using rates ranging from 10% to 12%. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology assets are comprised of know-how, patents and technologies embedded in Gen-Probe’s products and relate to currently marketed products and related instrument automation. In valuing the developed technology assets, consideration was only given to products that have received regulatory approval. The developed technology assets primarily comprise the significant product families used in diagnostic testing, and the majority of fair value relates to the Aptima family of assays for testing of certain sexually transmitted diseases and microbial infectious diseases and the Procleix family of assays for blood screening. The Company applied the Excess Earnings Method under the income approach to determine the fair value of the developed technology assets excluding the Procleix technology asset, for which the Company applied the Relief-from-Royalty Method to determine its fair value.

IPR&D projects relate to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the underlying product, which primarily pertains to receiving approval to perform certain diagnostic testing on Gen-Probe’s instrumentation, such as the Panther and Tigris systems. The Company recorded $117.0 million of IPR&D assets related to six projects. Subsequent to the acquisition and through September 2013, the Company has received FDA approval for three projects with an aggregate value of $93.0 million. Amortization of these assets begins once FDA approval is received. The other projects are expected to be completed over the next four years with a total cost of approximately $49.0 million to complete such projects. Given the uncertainties inherent with product development and commercial introduction, there can be no assurance that any of the Company’s product development efforts will be successful, completed on a timely basis or within budget, if at all. All of the IPR&D assets were valued using the Multiple-Period Excess Earnings Method approach using a discount rate of 12.0%.

The customer contract intangible asset pertains to Gen-Probe’s relationship with Novartis Vaccines and Diagnostics, Inc., and the Company used the Excess Earnings Method to estimate the fair value of this asset. Trade names relate to the Gen-Probe corporate name and the primary product names, and the Company used the Relief-from-Royalty Method to estimate the fair value of these assets.

Developed technology, customer contract and trade names are being amortized on a straight-line basis over a weighted average period of 13.4 years, 13.0 years and 11.0 years, respectively.

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

Gen-Probe’s revenue and pre-tax loss for the period from the acquisition date to September 29, 2012 were $89.5 million and $47.7 million, respectively. The following unaudited pro forma information presents the combined financial results for the Company and Gen-Probe as if the acquisition of Gen-Probe had been completed at the beginning of fiscal 2011:

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

The purchase price of $148.4 million was comprised of $135.0 million in cash, of which $100.0 million was paid up-front and $35.0 million plus a working capital adjustment of $13.2 million, was deferred for one year. In addition, $0.9 million was paid in the first quarter of fiscal 2012 for additional assets acquired. The deferred payment was recorded on a present value basis of $47.5 million in purchase accounting to reflect fair value, and such payment was accreted through interest expense over the one year deferral period. The $35.0 million and a portion of the working capital adjustment of $8.5 million were paid in the fourth quarter of fiscal 2012. As agreed to by the parties, the remainder is due after the completion of fiscal 2013. In addition, the majority of the former shareholders of TCT were eligible to receive two annual contingent earn-out payments (subject to adjustment) not to exceed $200.0 million less the deferred payment. The contingent earn-out payments were based on a multiple of incremental revenue growth for the one year periods beginning January 1, 2011 and January 1, 2012 as compared to the respective prior year periods, and were payable after the first and second anniversaries from the date of acquisition, respectively. Since these payments were contingent on future employment, they were recognized as compensation expense ratably over the required service periods. Based on actual and projected revenues for the TCT business, the Company recorded compensation expense of $80.0 million, $75.5 million and $17.6 million in fiscal 2013, 2012 and 2011, respectively. In the third quarter of fiscal 2012, the first measurement period was completed, and the Company paid the earned contingent consideration of $54.0 million in the fourth quarter of fiscal 2012. The second earn-out period was completed in the third quarter of fiscal 2013, and the Company paid $87.4 million in the fourth quarter of fiscal 2013. As of September 28, 2013, the Company had accrued $31.7 million, which the Company paid in November 2013.

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

The purchase price was comprised of $126.8 million in cash (“Initial Consideration”), which was net of certain adjustments, plus two annual contingent payments up to a maximum of an additional $225.0 million in cash. In addition to the Initial Consideration, $2.1 million was paid to certain employees upon the completion of three and six months of service from the date of acquisition. Since these payments were contingent on future employment, they were recognized as compensation expense in fiscal 2011. The purchase agreement includes an indemnification provision that provides for the reimbursement of a portion of legal expenses in defense of the Interlace intellectual property. The Company has the right to collect certain amounts set aside in escrow from the Initial Consideration and, as applicable, offset contingent consideration payments with qualifying legal costs.

The contingent payments were based on a multiple of incremental revenue growth during a two-year period following the completion of the acquisition. Pursuant to ASC 805, the Company recorded its estimate of the fair value of the contingent consideration liability based on future revenue projections of the Interlace business under various potential scenarios and weighted probability assumptions of these outcomes. As of the date of acquisition, these cash flow projections were discounted using a rate of 15.6%. The discount rate is based on the weighted-average cost of capital of the acquired business plus a credit risk premium for non-performance risk related to the liability pursuant to ASC 820. This analysis resulted in an initial contingent consideration liability of $86.6 million, which was adjusted periodically as a component of operating expenses based on changes in fair value of the liability due to the accretion of the liability for the time value of money and changes in the assumptions pertaining to the achievement of the defined revenue growth milestones. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820. This fair value measurement is directly impacted by the Company’s estimate of future incremental revenue growth of the business. Accordingly, if actual revenue growth is higher or lower than the estimates within the fair value measurement, the Company would record additional charges or benefits, respectively, as appropriate. The Company recorded charges of $11.3 million and $41.8 million in fiscal 2013 and 2012, respectively, due to an increase in revenue estimates for Interlace and $6.3 million in fiscal 2011 for accretion to record the contingent consideration liability at fair value. The fair value of the contingent consideration for the first and second measurement periods was $93.8 million and $51.8 million, respectively. Payments were disbursed in the second quarter of fiscal 2013 and 2012, respectively, of which $39.0 million and $47.6 million, respectively, is reflected in the Consolidated Statements of Cash Flows as cash used in financing activities, representing the liability recognized at fair value for the first measurement period as of the acquisition date. The remainder, which is related to changes in the fair value of the liability, is reflected within cash provided by operating activities. The second measurement period payment of $86.9 million was paid to the former Interlace stockholders in the second quarter of fiscal 2013. The remainder was withheld for legal indemnification provisions and is being used to pay qualifying legal expenses.

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

The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions as described below. The following table displays charges taken related to restructuring actions in fiscal 2013 and 2012 and a rollforward of the charges to the accrued balances as of September 28, 2013. Such initiatives were not significant in fiscal 2011.

Restructuring Charges	Abandonment of Adiana Product Line	Consolidation of Diagnostics Operations	Closure of Indianapolis Facility	Fiscal 2013 Actions	Other Operating Cost Reductions	Total

Fiscal 2012 charges:
Non-cash impairment charge	$16,316	$585	$—	$—	$—	$16,901
Purchase orders and other contractual obligations	3,099	—	—	—	—	3,099
Workforce reductions	128	14,202	879	—	40	15,249
Facility closure costs	—	—	—	—	430	430
Other	—	—	900	—	—	900

Total fiscal 2012 charges	$19,543	$14,787	$1,779	$—	$470	$36,579

Recorded to cost of product sales	$19,064	$—	$—	$—	$—	$19,064

Recorded to restructuring	$479	$14,787	$1,779	$—	$470	$17,515

Fiscal 2013 charges:
Workforce reductions	$—	$13,950	$4,805	$11,332	$1,127	$31,214
Facility closure costs	—	—	173	—	377	550
Other	—	—	651	42	236	929

Fiscal 2013 restructuring charges	$—	$13,950	$5,629	$11,374	$1,740	$32,693

Divestiture net charges	—	—	—	—	—	112

Fiscal 2013 restructuring and divestiture charges	$—	$13,950	$5,629	$11,374	$1,740	$32,805

Rollforward of Accrued Restructuring

Total fiscal 2012 charges	$19,543	$14,787	$1,779	$—	$470	$36,579
Non-cash impairment charges	(16,316)	(585)	—	—	—	(16,901)
Stock compensation	—	(3,500)	—	—	—	(3,500)
Severance payments	(128)	(2,423)	—	—	(78)	(2,629)
Other payments	(2,572)	—	—	—	(430)	(3,002)
Acquired	—	83	—	—	—	83
Foreign exchange and other adjustments	—	22	—	—	91	113

Balance at September 29, 2012	$527	$8,384	$1,779	$—	$53	$10,743

Fiscal 2013 restructuring charges	$—	$13,950	$5,629	$11,374	$1,740	$32,693
Stock compensation	—	(6,322)	—	(1,595)	—	(7,917)
Non-cash impairment charges	—	—	—	—	(54)	(54)
Severance payments	—	(13,068)	(3,048)	(4,425)	(897)	(21,438)
Other payments	(527)	—	(566)	(25)	(560)	(1,678)
Foreign exchange and other adjustments	—	(2)	—	(14)	6	(10)

Balance at September 28, 2013	$—	$2,942	$3,794	$5,315	$288	$12,339

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

Consolidation of Diagnostics Operations

In connection with its acquisition of Gen-Probe, the Company implemented restructuring actions to consolidate its Diagnostics operations, such as streamlining product development initiatives, reducing overlapping functional areas such as sales, marketing and general and administrative functions, and consolidation of manufacturing resources, field services and support. As a result, the Company terminated certain employees from Gen-Probe and its legacy diagnostics business in research and development, sales, marketing, and general and administrative functions. The Company recorded severance and benefit charges in fiscal 2012 of $13.3 million related to this action pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420). The majority of these employees ceased working in the fourth quarter of fiscal 2012, and their full severance charge was recorded in the fourth quarter of fiscal 2012. In addition, certain of the terminated Gen-Probe employees had unvested stock options, which were accelerated at termination pursuant to the stock options’ original terms. As such, the severance charges in fiscal 2012 include $3.5 million of stock-based compensation expense. For the year ended September 28, 2013, the Company recorded $10.8 million of severance charges, including $6.3 million for stock-based compensation. Included in these charges is $9.7 million recorded in the second quarter of fiscal 2013 related to certain Gen-Probe executives including Carl Hull, Gen-Probe’s former Chairman, President and Chief Executive Officer, who ceased employment. The charge was for the acceleration of certain retention payments and equity awards pursuant to the original terms of the related agreements.

In addition, the Company is in process of moving its legacy molecular diagnostics operations from Madison, Wisconsin to Gen-Probe’s facilities in San Diego, California. This transfer is expected to be finalized by the end of fiscal 2014 and, as a result, the majority of employees in Madison will be terminated. The Company is recording severance and benefit charges pursuant to ASC 420 and estimates the total severance and benefits charge to be approximately $6.4 million, which is being recorded ratably over the estimated service period of the affected employees. The Company recorded $3.2 million in the year ended September 28, 2013 and $0.9 million in the fourth quarter of fiscal 2012. The Company also recorded non-cash charges of $0.6 million in the fourth quarter of fiscal 2012 as a result of exiting certain research projects. Additional charges, which are not expected to be significant, will be recorded as the manufacturing operation is transferred and the facility is closed down. These charges will be recorded as they are incurred.

Closure of Indianapolis Facility

In the fourth quarter of fiscal 2012, the Company finalized its decision to transfer production of the majority of its interventional breast products, which are included within the Breast Health reporting segment, from its Indianapolis facility to its facility in Costa Rica. The transfer is expected to be completed in the first half of fiscal

2014, and the majority of employees at the Indianapolis, Indiana location will be terminated. The Company is recording severance and benefit charges pursuant to ASC 420 and estimates the total severance and benefits charge to be approximately $6.0 million, which is being recorded ratably over the estimated service period of the affected employees. The Company recorded $4.8 million of severance benefits in the year ended September 28, 2013 and $0.9 million in the fourth quarter of fiscal 2012. In addition, the Company recorded charges of $0.8 million in fiscal 2013 for additional miscellaneous items and $0.9 million in the fourth quarter of fiscal 2012 for amounts owed to the state of Indiana for employment credits. Additional charges, which are not expected to be significant, will be recorded as the manufacturing operation is transferred and the facility is closed down. These charges will be recorded as they are incurred.

Fiscal 2013 Actions

During the third quarter of fiscal 2013, the Company implemented a cost reduction initiative comprised of reducing headcount and evaluating research projects and operating costs. In connection with this plan, the Company terminated certain employees on a worldwide basis. The Company is primarily recording severance and benefit charges pursuant to ASC 420 and estimates the total severance and benefits charge to be approximately $5.2 million. For those employees who will continue to be employed beyond the minimum retention period, charges are being recorded ratably over the estimated service period of the affected employees. The Company recorded $4.6 million of severance and benefit charges in fiscal 2013.

During the fourth quarter of fiscal 2013, effective July 18, 2013, Robert A. Cascella resigned as the Company’s President and Chief Executive Officer, and as a member of the Board of Directors of the Company, and effective at the same time, John W. Cumming was appointed as the Company’s President and Chief Executive Officer. In connection with this management change, additional headcount reductions were implemented. As a result of this action, the Company recorded $6.8 million in the fourth quarter of fiscal 2013 for severance and benefits charges. All employees were notified prior to September 28, 2013 and primarily ceased employment in the fourth quarter. The severance and benefit charges were accounted for pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits, for those employess with contractual arrangements and under ASC 420 for the remainder of affected employees. In addition to the acceleration of stock options pursuant to the stock options’ original terms for certain employees, the Company also modified the terms of equity awards to certain employees resulting in aggregate stock compensation charges of $1.4 million.

In the fourth quarter of fiscal 2013, in connection with the Company’s cost reduction initiatives, it decided to shut-down its Hitec-Imaging organic photoconductor manufacturing line located in Germany. As a result, the Company will terminate certain employees, primarily in manufacturing, in fiscal 2014 and incur severance and benefit charges, which will be recorded pursuant to ASC 420. The Company is currently working with the local Works Council to negotiate severance benefits for the affected employees, which number approximately 100. In connection with this action, the Company recorded a $0.3 million impairment charge in the fourth quarter of fiscal 2013 to record certain equipment at fair value.

Other Operating Cost Reductions:

Consolidation of Selenium Panel Coating Production

During the third quarter of fiscal 2012, the Company finalized its decision to consolidate its Selenium panel coating process and transfer the production line to its Newark, Delaware facility from its Hitec-Imaging German subsidiary. This production line is included within the Breast Health segment. The transfer was completed in the fourth quarter of fiscal 2013. In connection with this consolidation plan, the Company terminated certain employees, primarily manufacturing personnel. Severance charges were recorded pursuant to ASC 420 because the severance benefits qualify as one-time employee termination benefits. The termination communications began in January 2013, and the Company recorded severance charges of $1.1 million in the year ended September 28, 2013. No additional charges will be incurred under this plan.

Other

The Company recorded a charge of $0.4 million in fiscal 2013 for a lease obligation charge and the write-off of related leaseholds.

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

Divestitures

In the fourth quarter of fiscal 2013, the Company designated the assets of its Elucigene product line, acquired in the Gen-Probe acquisition, as assets held-for-sale, and recorded a charge of $0.7 million to record the assets at fair value. In the first quarter of fiscal 2014, the Company finalized the sale of the assets for $3.0 million. At September 28, 2013, assets held-for-sale consisted of inventory and certain equipment valued at $2.4 million and goodwill of $0.6 million.

The Company completed the sale of its LIFECODES business and recorded a net gain of $0.9 million in the second quarter of fiscal 2013. For the year ended September 28, 2013, the Company recorded a charge of $0.3 million related to the disposition of certain other assets held-for-sale.

Fiscal 2011 Charges

In the fourth quarter of fiscal 2011, the Company terminated the employment of certain individuals and recorded a severance and benefits charge of $0.3 million, all of which was unpaid as of September 24, 2011. In addition, in the fourth quarter of fiscal 2011, the Company sold a minor non-core product line for $1.1 million resulting in a net gain of $0.4 million.

Subsequent Events—Fiscal 2014 Action

In the first quarter of fiscal 2014, the Company implemented an additional cost reduction initiative which included headcount reductions. All affected employees were notified and ceased employment in the first quarter of fiscal 2014. The Company expects to record a severance and benefits charge of approximately $4.6 million in the first quarter of fiscal 2014.

5.	Borrowings and Credit Arrangements

The Company had total debt with a carrying value of $4.8 billion and $5.04 billion at September 28, 2013 and September 29, 2012, respectively. The Company’s borrowings consisted of the following:

	September 28, 2013	September 29, 2012
Current debt obligations, net of debt discount:
Term Loan A	$49,713	$49,582
Term Loan B	113,966	14,853
Convertible Notes	400,133	—

Total current debt obligations	563,812	64,435
Long-term debt obligations, net of debt discount:
Term Loan A	894,834	942,065
Term Loan B	1,159,272	1,470,454
Senior Notes	1,000,000	1,000,000
Convertible Notes	1,187,992	1,558,660

Total long-term debt obligations	4,242,098	4,971,179

Total debt obligations	$4,805,910	$5,035,614

The debt maturity schedule for the Company’s obligations as of September 28, 2013 is as follows:

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Term Loan A	$50,000	$100,000	$200,000	$600,000	$—	$—	$950,000
Term Loan B (1)	115,000	15,000	15,000	15,000	15,000	1,110,000	1,285,000
Senior Notes	—	—	—	—	—	1,000,000	1,000,000
Convertible Notes (2)	405,000	—	—	450,000	879,225	—	1,734,225

	$570,000	$115,000	$215,000	$1,065,000	$894,225	$2,110,000	$4,969,225

(1)	Fiscal 2014 column reflects reclassifying the Company’s early pay-down of $100.0 million of Term Loan B on October 31, 2013 to current.
(2)	Classified based on the earliest date of redemption for each respective issuance and the balance in fiscal 2018 reflects accretion on the 2013 Notes through September 28, 2013 as described below.

Credit Agreement

On August 1, 2012, the Company and certain domestic subsidiaries (the “Guarantors”) entered into a credit and guaranty agreement (the “Credit Agreement”) with Goldman Sachs Bank USA, in its capacity as administrative and collateral agent, and the lenders party thereto (collectively, the “Lenders”).

The credit facilities under the Credit Agreement initially consisted of:

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

The Credit Agreement Amendment (i) refinanced the Company’s original Term Loan A with a new senior secured tranche A term loan facility with the same principal amount, maturity date and amortization schedule but with an applicable margin 1.00% less than the original Term Loan A (at each margin level), (ii) refinanced the Company’s original Revolving Facility with a new senior secured revolving credit facility with the same principal amount and maturity date, but with an applicable margin 1.00% less than the original Revolving Facility (at each margin level), and (iii) amended certain covenants and terms of the Credit Agreement.

Effective as of the date of the Credit Agreement Amendment and as of September 28, 2013, amounts outstanding under the new Term Loan A and the new Revolving Facility will bear interest, at the Company’s option: (i) at the Base Rate plus 1.00% per annum, or (ii) at the Adjusted Eurodollar Rate (i.e., the Libor rate) plus 2.00% per annum. The applicable margin with respect to the New Term Loan A and the New Revolving Facility are subject to specified changes depending on the Company’s total net leverage ratio, as defined in the Credit Agreement.

Pursuant to ASC 470, Debt (ASC 470), the accounting for this refinancing is required to be evaluated on a creditor by creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company. As a result, the Company recorded a debt extinguishment loss of $3.2 million to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors for the initial borrowings under the Term Loan A facility. For the remainder of the creditors, this transaction has been accounted for as a modification because the present value of the cash flows on a creditor by creditor basis between the two debt instruments was less than 10%. Pursuant to ASC 470, subtopic 50-40, third-party costs incurred directly related to the exchange were expensed as incurred. As such, the Company recorded issuance costs related to the refinancing of $2.4 million to interest expense in the second quarter of fiscal 2013.

On August 2, 2013, the Company, the Guarantors, Goldman Sachs, and the Lenders entered into Refinancing Amendment No. 2 (the “Credit Agreement Amendment 2”) to the Credit Agreement. The Credit Agreement Amendment 2 (i) refinanced the Company’s original Term Loan B with a new senior secured tranche B term loan facility with the same principal amount (subject to the prepayment referenced below), maturity date and amortization schedule but with an applicable margin 0.75% less than the original Term Loan B, and (ii) amended certain covenants and terms of the Credit Agreement. Effective as of the date of the Credit Agreement Amendment 2, amounts outstanding under the New Term Loan B will bear interest, at the Company’s option: (A) at the Base Rate with a floor of 2.00%, plus 1.75% per annum, or (B) at the Adjusted Eurodollar Rate (i.e., the Libor rate) with a floor of 1.00% plus 2.75% per annum. In connection with this refinancing, the Company voluntarily prepaid $200.0 million of principal of the Term Loan B facility.

Pursuant to ASC 470, the accounting for this refinancing is consistent with that described above for the Credit Agreement Amendment. As a result, the Company recorded a debt extinguishment loss of $6.0 million to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to the voluntary prepayment of the Term Loan B facility. The Company expensed direct third-party costs of $1.1 million to interest expense in the fourth quarter of fiscal 2013.

On October 31, 2013, the Company voluntarily prepaid $100.0 million of its Term Loan B facility, which was reflected in current debt obligations, net of debt discount, as of September 28, 2013.

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

Borrowings outstanding under the Credit Agreement in fiscal 2013 and 2012 had weighted average interest rates of 3.7% and 4.0%, respectively. The interest rates on the outstanding Term Loan A and Term Loan B borrowings at September 28, 2013 were 2.2% and 3.75%, respectively. Interest expense under the Credit Agreement totaled $107.6 million and $18.4 million for fiscal 2013 and 2012, respectively, which includes non-cash interest expense of $14.5 million and $2.4 million, respectively, related to the amortization of the deferred financing costs and accretion of the debt discount.

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

The credit facilities contain total net leverage ratio and interest coverage ratio financial covenants measured as of the last day of each fiscal quarter, effective in our first quarter of fiscal 2013. The maximum net leverage ratio is 7.00:1.00 beginning on our fiscal quarter ended December 29, 2012, and then decreases over time to 4.00:1.00 for the quarter ending September 30, 2017 and each fiscal quarter thereafter. The minimum interest coverage ratio is 3.25:1.00 beginning on our fiscal quarter ended December 29, 2012, and then increases over time to 3.75:1.00 for the fiscal quarter ending September 30, 2017 and each quarter thereafter. The total net leverage ratio is defined as the ratio of our consolidated net debt as of the quarter end to our consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of our consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense for the same measurement period. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. The Company was in compliance with these financial covenants as of September 28, 2013.

The Company has evaluated the Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified embedded derivatives that require bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives are a default provision, which could require additional interest payments, and provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company has determined that the fair value of these embedded derivatives was nominal as of September 28, 2013 and September 29, 2012.

Senior Notes

On August 1, 2012, the Company completed a private placement of $1.0 billion aggregate principal amount of its 6.25% senior notes due 2020 (“Senior Notes”) at an offering price of 100% of the aggregate principal amount of the Senior Notes. Net proceeds to the Company were $987.4 million after deducting underwriting fees and offering expenses, which will be amortized to interest expense over the term of the Senior Notes. The Senior Notes were registered under the Securities Act of 1933 in fiscal 2013. The Senior Notes are general senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by the Guarantors. The proceeds were used to fund a portion of the Gen-Probe acquisition.

On August 1, 2012, the Company and the Guarantors entered into an indenture with Wells Fargo Bank, National Association, as trustee, relating to the Senior Notes. The Senior Notes mature on August 1, 2020 and bear interest at the rate of 6.25% per year, payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2013. The Company recorded interest expense of $63.9 million and $10.7 million in fiscal 2013 and 2012, respectively. This includes non-cash interest expense of $1.6 million and $0.3 million in fiscal 2013 and 2012, respectively, related to the amortization of the deferred financing costs.

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

Convertible Notes

On December 10, 2007, the Company issued and sold $1.725 billion, at par, of 2.00% Convertible Senior Notes due December 15, 2037 (“2007 Notes”). Net proceeds from the offering were $1.69 billion, after deducting offering expenses. On November 18, 2010, the Company entered into separate, privately-negotiated exchange agreements under which it retired $450.0 million in aggregate principal of its 2007 Notes for $450.0 million in aggregate principal of new 2.00% Convertible Exchange Senior Notes due December 15, 2037 (“2010 Notes”). In connection with this exchange transaction, the Company recorded a debt extinguishment loss of $29.9 million in its Consolidated Statements of Operations in the first quarter of fiscal 2011. On February 29, 2012, the Company entered into separate, privately-negotiated exchange agreements under which it retired $500.0 million in aggregate principal of the 2007 Notes for $500.0 million in aggregate principal of new 2.00% Convertible Senior Notes due March 1, 2042 (“2012 Notes”). In connection with this exchange transaction, the Company recorded a debt extinguishment loss of $42.3 million in the second quarter of fiscal 2012. On February 14, 2013, the Company entered into separate, privately-negotiated exchange agreements under which it retired $370.0 million in aggregate principal of the 2007 Notes for $370.0 million in aggregate principal of new 2.00% Convertible Senior Notes due 2043 (“2013 Notes”). This exchange transaction was accounted for as a modification and no debt extinguishment loss or gain was recorded. The 2007 Notes, the 2010 Notes, the 2012 Notes and the 2013 Notes are collectively referred to herein as the “Convertible Notes.”

Holders may require the Company to repurchase the Convertible Notes prior to maturity on the dates set forth below:

•	the 2007 Notes on December 13, 2013, and each of December 15, 2017, 2022, 2027 and 2032;

•	the 2010 Notes on each of December 15, 2016, 2020 and 2025, December 13, 2030 and December 14, 2035;

•	the 2012 Notes on each of March 1, 2018, 2022, 2027 and 2032 and March 2, 2037; and

•	the 2013 Notes on each of December 15, 2017, 2022, 2027, 2032 and 2037.

Holders may also require the Company to repurchase the Convertible Notes upon a fundamental change, as defined in each of the applicable indentures. The Company may redeem all or a portion of the 2007 Notes at any time on or after December 18, 2013, all or a portion of the 2010 Notes at any time on or after December 19, 2016, all or a portion of the 2012 Notes at any time on or after March 6, 2018 and all or a portion of the 2013 Notes at any time on or after December 15, 2017. If, prior to maturity, a holder requires the Company to repurchase the Convertible Notes or the Company elects to redeem the Convertible Notes, the repurchase or redemption price of each Convertible Note will equal 100% of its principal amount, plus accrued and unpaid interest to, but excluding, the redemption or repurchase date, as applicable. On November 14, 2013, the Company announced that it would repurchase, on December 13, 2013, all of the outstanding 2007 Notes at a repurchase price payable in cash equal to 100% of the original principal amount of the 2007 Notes validly surrendered for repurchase and not withdrawn plus accrued and unpaid interest to, but not including, December 13, 2013, at the option of the holders of the 2007 Notes.

The 2007 Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, ending on December 15, 2013. The 2007 Notes will accrete principal from December 15, 2013 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2013, the Company will pay contingent interest during any six month interest period to the holders of 2007 Notes if the “trading price”, as defined, of the 2007 Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the 2007 Notes. The holders of the 2007 Notes may convert the notes into shares of the Company’s common stock at a conversion price of approximately $38.59 per share, subject to adjustment, prior to the close of business on September 15, 2037 under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events. None of these triggering events had occurred as of September 28, 2013.

The 2010 Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year ending on December 15, 2016 and will accrete principal from December 15, 2016 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing December 15, 2016, the Company will pay contingent interest during any six month interest period to the holders of 2010 Notes if the “trading price”, as defined, of the 2010 Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the 2010 Notes. The holders of the 2010 Notes may convert the 2010 Notes into shares of the Company’s common stock at a conversion price of approximately $23.03 per share, subject to adjustment, prior to the close of business on September 15, 2037 under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the 2010 Notes have been called for redemption; or (4) upon the occurrence of specified corporate events. None of these triggering events had occurred as of September 28, 2013.

The 2012 Notes bear interest at a rate of 2.00% per year on the principal amount, payable semi-annually in arrears in cash on March 1 and September 1 of each year, beginning September 1, 2012 and ending on March 1, 2018 and will accrete principal from March 1, 2018 at a rate that provides holders with an aggregate annual yield to maturity of 2.00% per year. Beginning with the six month interest period commencing March 1, 2018, the Company will pay contingent interest during any six month interest period to the holders of 2012 Notes if the “trading price”, as defined, of the 2012 Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the 2012 Notes. The holders of the 2012 Notes may convert the 2012 Notes into shares of the Company’s common stock at a conversion price of $31.175 per share, subject to adjustment, prior to the close of business on March 1, 2042, subject to prior redemption or repurchase of the 2012 Notes, under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the 2012 Notes have been called for redemption; or (4) upon the occurrence of specified corporate events. None of these triggering events had occurred as of September 28, 2013.

The 2013 Notes bear interest at a rate of 2.00% per year on the original principal amount, payable semi-annually in arrears in cash on June 15 and December 15 of each year, ending on December 15, 2013. The 2013 Notes accrete principal from their date of issuance at a rate of 4.00% per year until and including December 15, 2017, and 2.00% per year thereafter. Beginning with the six month interest period commencing December 15, 2017, the Company will pay contingent interest to the holders of 2013 Notes during any six month interest period if the “trading price,” as defined, of the 2013 Notes for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period equals or exceeds 120% of the accreted principal amount of the 2013 Notes. The holders of the 2013 Notes may convert the notes into shares of the Company’s common stock at a conversion price of approximately $38.59 per share, subject to adjustment, prior to the close of business on September 15, 2043 under any of the following circumstances: (1) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate events. At the option of the holder, regardless of the foregoing circumstances, holders may convert their respective 2013 Notes at any time on or after September 15, 2043 through the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate will not be adjusted for accrued interest or accreted principal in excess of the original $1,000 principal amount, as accrued interest and accreted principal will not be convertible into common stock. None of these triggering events had occurred as of September 28, 2013.

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

Accounting for the Convertible Notes

The Convertible Notes have been recorded pursuant to FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) (codified within ASC 470) since they can be settled in cash, or partially in cash, upon conversion. FSP APB 14-1 requires the liability and equity components of the convertible debt instrument to be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is subsequently recognized. The excess of the debt’s principal amount over the amount allocated to the liability component is recognized as the value of the embedded conversion feature (“equity component”) within additional-paid-in capital in stockholders’ equity and amortized to interest expense using the effective interest method. The liability component is initially recorded at its fair value, which is calculated using a discounted cash flow technique. Key inputs used to estimate the fair value of the liability component included the Company’s estimated nonconvertible debt borrowing rate as of the measurement date (i.e. the date the Convertible Notes are issued), the amount and timing of cash flows, and the expected life of the Convertible Notes. In addition, third-party transaction costs are required to be allocated to the liability and equity components based on their relative values.

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

The Company accounted for the 2007 Notes retirements in fiscal 2012 and 2011, discussed above, under the derecognition provisions of subtopic ASC 470-20-40, which requires the allocation of the fair value of the consideration transferred (i.e., the 2010 Notes and 2012 Notes, respectively) between the liability and equity components of the original instrument to determine the gain or loss on the transaction. In connection with the 2010 Notes and 2012 Notes transactions, the Company recorded a debt extinguishment loss of $29.9 million and $42.3 million in fiscal 2011 and 2012, respectively. The 2010 Notes exchange loss is comprised of the loss on the debt itself of $26.0 million and the write-off of the pro-rata amount of debt issuance costs of $3.9 million allocated to the notes retired. The 2012 Notes exchange loss is comprised of the loss on the debt itself of $39.7 million and the write-off of the pro-rata amount of debt issuance costs of $2.6 million allocated to the notes retired. The loss on the debt itself is calculated as the difference between the fair value of the liability component of the 2007 Notes amount retired immediately before the respective exchanges and its related carrying value immediately before the exchanges. The fair value of the liability component in each transaction was calculated similar to the description above for initially recording the 2007 Notes under FSP APB 14-1, and the Company used an effective interest rate of 5.46% and 2.89% for the 2010 Notes and 2012 Notes, respectively, representing the estimated nonconvertible debt borrowing rate with a maturity as of the measurement date consistent with the 2007 Notes first put date of December 2013. In addition, under this accounting standard, a portion of the fair value of the consideration transferred is allocated to the reacquisition of the equity component, which is the difference between the fair value of the consideration transferred and the fair value of the liability component immediately before the exchange. As a result, on a gross basis in the 2010 Notes and 2012 Notes transactions, $39.9 million and $41.6 million, respectively, was allocated to the reacquisition of the equity component of the original instrument, which was recorded net of deferred taxes within capital in excess of par value.

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

The excess of the fair value of the consideration transferred, which was estimated using a binomial lattice model, over the estimated fair value of the liability component of $97.3 million and $79.7 million for the 2010 Notes and 2012 Notes, respectively, was allocated to the embedded conversion feature as an increase to additional paid-in-capital with a corresponding offset recognized as a discount to reduce the net carrying value of the respective notes. As a result of the fair value of the 2010 Notes being lower than the 2010 Notes principal value, there was an additional discount on the 2010 Notes of $3.7 million at the measurement date. The total discount on the 2010 Notes is being amortized to interest expense over a six-year period ending December 15, 2016 (the expected life of the liability component) using the effective interest method. The net debt discount of the 2012 Notes is being amortized to interest expense over a six-year period ending March 1, 2018 (the expected life of the liability component) using the effective interest method. In addition, third-party transaction costs in each transaction have been allocated to the liability and equity components based on the relative values of these components.

The 2013 Notes exchange transaction was accounted for as a modification pursuant to ASC 470-50 and not an extinguishment because the terms of the two debt instruments were not substantially different. This determination was based on the fact that the present value of the cash flows on a creditor by creditor basis between the two debt instruments was less than 10% and the change in the fair value of the conversion option before and after the exchange transaction was less than 10%. As a result, there is no gain or loss from this exchange. As required, the Company recorded the increase in the fair value of the conversion option of $32.5 million from this exchange to additional paid-in-capital, net of deferred taxes. The Company determined the fair value of the conversion option for each debt instrument on the date of modification by calculating the fair value of each debt instrument using the binomial model and subtracting the fair value of the respective debt instrument’s liability component. The fair value of the liability component for each debt instrument was determined by using a discounted cash flow technique with an effective interest rate of 3.25% and 5.42% for the 2007 Notes and 2013 Notes, respectively. These rates represent the estimated nonconvertible borrowing rate with a maturity as of the measurement date consistent with the first put dates of each debt instrument. The difference between the debt’s fair value and the fair value of its liability component represents the value allocated to the debt’s conversion option. In addition, direct costs incurred for this exchange of $4.1 million were expensed as incurred within interest expense.

As of September 28, 2013 and September 29, 2012, the Convertible Notes and related equity components (recorded in additional paid-in-capital, net of deferred taxes) consisted of the following:

	2013	2012
2007 Notes principal amount	$405,000	$775,000
Unamortized discount	(4,867)	(50,591)

Net carrying amount	$400,133	$724,409

Equity component, net of taxes	$121,496	$233,353

2010 Notes principal amount	$450,000	$450,000
Unamortized discount	(58,310)	(74,062)

Net carrying amount	$391,690	$375,938

Equity component, net of taxes	$60,054	$60,054

2012 Notes principal amount	$500,000	$500,000
Unamortized discount	(34,630)	(41,687)

Net carrying amount	$465,370	$458,313

Equity component, net of taxes	$49,195	$49,195

2013 Notes principal amount	$370,000	$—
Principal accretion	9,225	—
Unamortized discount	(48,293)	—

Net carrying amount	$330,932	$—

Equity component, net of taxes	$131,451	$—

Interest expense under the Convertible Notes is as follows:

	Years ended
	September 28, 2013	September 29, 2012	September 24, 2011
Amortization of debt discount	$52,732	$68,532	$72,908
Amortization of deferred financing costs	3,048	3,828	3,906
Principal accretion	9,225	—	—

Non-cash interest expense	65,005	72,360	76,814
2.00% accrued interest	34,376	34,898	34,427

	$99,381	$107,258	$111,241

If the Company fails to comply with the reporting obligations contained in the Convertible Notes agreements, the sole remedy of the holders of the Convertible Notes for the first 90 days following such event of default consists exclusively of the right to receive an extension fee in an amount equal to 0.25% of the accreted principal amount of the Convertible Notes. Based on the its evaluation of the Convertible Notes in accordance with ASC 815, the Company determined that the Convertible Notes contain a single embedded derivative, comprising both the contingent interest feature and the filing failure penalty payment, requiring bifurcation as the features are not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of September 28, 2013 and September 29, 2012.

As of September 28, 2013, upon conversion, including the potential premium that could be payable on a fundamental change (as defined), the Company would issue a maximum of approximately 75.6 million common shares to the Convertible Note holders.

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

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company has an equity investment in a publicly-traded company and mutual funds, both of which are valued using quoted market prices, representing Level 1 assets. The Company has a payment obligation to the participants under its DCP and the deferred compensation plan assumed in the Gen-Probe acquisition. This aggregate liability is recorded at fair value based on the underlying value of certain hypothetical investments under the DCP and actual investments under the plan assumed from Gen-Probe as designated by each participant for their benefit. Since the value of the DCP obligation is based on market prices, the liability is classified within Level 1. In addition, the Company had contingent consideration liabilities related to its acquisitions that were recorded at fair value and were based on Level 3 inputs (see Note 3). As of September 29, 2012, the Company also had $0.3 million in money market funds that were classified as cash and cash equivalents. Money market funds were classified within Level 1 of the fair value hierarchy and were valued using quoted market prices for identical assets.

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following:

		Fair Value Measurements at September 28, 2013
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Equity security	$18,087	$18,087	$—	$—
Mutual funds	6,861	6,861	—	—

Total	$24,948	$24,948	$—	$—

Liabilities:
Deferred compensation liabilities	$38,611	$38,611	$—	$—
Contingent consideration	3,780	—	—	3,780

Total	$42,391	$38,611	$—	$3,780

		Fair Value Measurements at September 29, 2012
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$315	$315	$—	$—
Marketable securities:
Equity security	6,029	6,029	—	—
Mutual funds	6,995	6,995	—	—

Total	$13,339	$13,339	$—	$—

Liabilities:
Deferred compensation liabilities	$32,082	$32,082	$—	$—
Contingent consideration	86,368	—	—	86,368

Total	$118,450	$32,082	$—	$86,368

Changes in the fair value of recurring fair value measurements, which solely consisted of contingent consideration liabilities, using significant unobservable inputs (Level 3) during the years ended September 28, 2013 and September 29, 2012 were as follows:

	2013	2012	2011
Beginning balance	$86,368	$103,790	$29,500
Contingent consideration liabilities recorded at fair value at acquisition	525	—	86,600
Fair value adjustments	11,310	38,466	(8,016)
Payments made	(94,423)	(55,888)	(4,294)

Ending balance	$3,780	$86,368	$103,790

Refer to Note 3 for a description of the valuation of contingent consideration and related sensitivities of the estimates.

The contingent consideration liability at September 28, 2013 is related to Interlace, representing the remaining amounts withheld from payments made to the former shareholders of Interlace for legal indemnification provisions. As of the end of the second quarter of fiscal 2013, the Interlace contingent liability was no longer being remeasured as the final measurement period lapsed. The withheld amount is being used to pay qualifying legal charges.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. During fiscal 2013 and 2012, the Company recorded goodwill impairment charges of $1.1 billion and $5.8 million, respectively, related to its Molecular Diagnostics and MammoSite reporting units, respectively. These adjustments fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The fair value measurements using a discounted cash flow technique, and the amount and timing of future cash flows within the analysis were based on the Company’s most recent operational budgets, long-range strategic plans and other estimates at the time such remeasurement was made.

The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $12.6 million and $16.0 million at September 28, 2013 and September 29, 2012, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost. Since the inputs utilized for the Company’s periodic impairment assessment are not based on observable market data, these cost method investments are classified within Level 3 of the fair value hierarchy. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical. During fiscal 2013 and 2011, the Company recorded other-than-temporary impairment charges of $6.4 million and $2.4 million, respectively, related to certain of its cost-method equity investments to adjust their carrying amounts to fair value.

The following chart depicts the level of inputs within the fair value hierarchy used to estimate the fair value of equipment, intangible assets, goodwill and cost-method equity investments measured on a nonrecurring basis for which the Company recorded impairment charges:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Fiscal 2013:
Goodwill	$277,840			$277,840	$(1,117,369)
Equipment	1,363			1,363	(4,993)
Cost-method equity investments	1,483			1,483	(6,438)

					$(1,128,800)

Fiscal 2012:
Equipment	$—			$—	$(6,452)
Goodwill	—			—	(5,826)

					$(12,278)

Fiscal 2011:
Cost-method equity investments	$345			$345	$(2,445)

The above fair value amounts represent only those individual assets remeasured and not the consolidated balances. Refer to Note 5 for disclosure of the nonrecurring fair value measurement related to debt extinguishment losses recorded in fiscal 2013, 2012 and 2011. Refer to Note 4 for disclosure of the nonrecurring fair value measurement related to assets held-for-sale in the fourth quarter of fiscal 2013.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, marketable securities, cost-method equity investments, insurance contracts, DCP liability, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s marketable securities are recorded at fair value. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by U.S. generally accepted accounting principles, which approximates fair value, and the related DCP liability is recorded at fair value. The Company believes the carrying amounts of its cost-method investments approximate fair value.

Amounts outstanding under our Credit Agreement aggregating $2.24 billion aggregate principal are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value. The Company’s Senior Notes had a fair value of approximately $1.05 billion as of September 28, 2013 based on their trading price, representing a Level 1 measurement. The fair value of the Company’s Convertible Notes is based on the trading prices of the respective notes at the dates noted and represent Level 1 measurements. Refer to Note 5 for the various components of the Company’s debt respective carrying amounts.

The estimated fair values of the Company’s Convertible Notes as of September 28, 2013 and September 29, 2012 are as follows:

	2013	2012
2007 Notes	$405,000	$771,600
2010 Notes	510,800	505,600
2012 Notes	518,800	490,700
2013 Notes	385,700	—

	$1,820,300	$1,767,900

7.	Sale of Makena

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

8.	Income Taxes

The Company’s (loss) income before income taxes consisted of the following:

	Years ended
	September 28, 2013	September 29, 2012	September 24, 2011
Domestic	$(1,184,603)	$(46,018)	$235,204
Foreign	(8,358)	(15,643)	(7,818)

	$(1,192,961)	$(61,661)	$227,386

The (benefit) provision for income taxes contains the following components:

	Years ended
	September 28, 2013	September 29, 2012	September 24, 2011
Federal:
Current	$154,900	$146,164	$97,834
Deferred	(182,739)	(143,582)	(33,808)

	(27,839)	2,582	64,026

State:
Current	15,305	15,348	15,739
Deferred	(16,709)	(10,186)	(5,909)

	(1,404)	5,162	9,830

Foreign:
Current	7,655	5,653	4,770
Deferred	1,465	(1,424)	(8,390)

	9,120	4,229	(3,620)

	$(20,123)	$11,973	$70,236

The income tax (benefit) provision differs from the tax provision computed at the U.S. federal statutory rate due to the following:

	Years ended
	September 28, 2013	September 29, 2012	September 24, 2011
Income tax provision at federal statutory rate	(35.0)%	(35.0)%	35.0%
Increase (decrease) in tax resulting from:
Goodwill impairment	32.8	3.3	—
Domestic production activities deduction	(1.2)	(20.3)	(4.1)
State income taxes, net of federal benefit	(0.2)	5.3	3.6
Research and investment tax credits	(1.2)	(1.6)	(3.2)
Unrecognized tax benefits	0.3	13.5	(3.3)
Contingent consideration	2.6	59.8	1.5
Nondeductible transaction expenses	—	7.5	—
Cessation of Adiana	—	(28.6)	—
Executive compensation	0.2	2.3	(1.1)
Foreign rate differential	0.1	3.1	0.8
Change in valuation allowance	(0.8)	5.4	—
Other	0.7	4.7	1.7

	(1.7)%	19.4%	30.9%

The Company’s effective tax rate in fiscal 2013 was lower than the statutory rate primarily due to the non-deductible goodwill impairment charge, non-deductible contingent consideration expense related to the TCT and Interlace acquisitions, and unbenefited foreign losses, partially offset by the domestic production activities deduction benefit and the release of a $19.9 million valuation allowance related to capital losses which were utilized to offset capital gains generated during the year.

The Company’s effective tax rate in fiscal 2012 was significantly impacted by non-deductible contingent consideration compensation expense, non-deductible acquisition costs, a non-deductible goodwill impairment charge, and a net increase in income tax reserves and valuation allowances on certain foreign losses. The items’unfavorable tax impact were partially offset by the domestic production activities deduction benefit and a loss claimed on the discontinued Adiana product line. The fiscal 2012 pre-tax loss magnified the permanent items’ impact on the effective tax rate.

The Company’s effective tax rate for fiscal 2011 was less than the statutory rate primarily due to reversing income tax reserves, the domestic production activities deduction benefit and both U.S. and Canadian research and development tax credits. The $9.1 million income tax reserve reversal was due to the Company favorably settling its U.S. federal income tax audit for fiscal years 2007 through 2009 and statutes of limitations expiring in several state and foreign jurisdictions.

The Company uses the liability method to account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting bases of assets and liabilities at each reporting period. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the period in which these differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the expected realized amounts.

The Company’s significant deferred tax assets and liabilities are as follows:

	September 28, 2013	September 29, 2012
Deferred tax assets
Net operating loss carryforwards	$49,277	$47,472
Capital losses	23,857	46,750
Non-deductible accruals	21,527	22,198
Non-deductible reserves	16,054	10,346
Stock-based compensation	30,190	31,437
Research and other credits	10,679	11,392
Debt issuance costs	—	811
Nonqualified deferred compensation plan	14,714	12,007
Other temporary differences	6,960	3,000

	173,258	185,413
Less: valuation allowance	(43,354)	(64,337)

	$129,904	$121,076

Deferred tax liabilities
Depreciation and amortization	$(1,494,068)	$(1,635,043)
Debt discounts and deferrals	(189,298)	(209,011)
Debt issuance costs	(10,941)	—
Fair value adjustments to current assets and liabilities	—	(28,413)
Investment in subsidiary	(10,713)	(8,479)

	$(1,705,020)	$(1,880,946)

	$(1,575,116)	$(1,759,870)

Under ASC 740, the Company can only recognize a deferred tax asset for the future benefit to the extent that it is “more likely than not” that these assets will be realized. After considering all available positive and negative evidence, the Company established a valuation allowance against specifically identified deferred tax assets because it is more-likely-than-not that these will not be realized. In determining these assets realizability, the Company considered numerous factors including historical profitability, the character and estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which it operates. The valuation allowance decreased $21.0 million in fiscal 2013 from fiscal 2012 primarily due to the utilization of reserved capital losses to offset the Company’s capital gains generated during the year.

As of September 28, 2013, the Company had $24.4 million, $41.2 million and $55.2 million in gross federal, state, and foreign net operating losses respectively and $0.9 million, $12.8 million and $1.9 million in federal, state, and foreign credit carryforwards, respectively. These losses and credits expire between 2014 and 2033, except for $55.2 million in losses and $9.0 million in credits that have unlimited carryforward periods. The federal, state, and foreign net operating losses exclude $4.5 million, $69.3 million and $67.5 million, respectively, of net operating losses, which the Company expects will expire unutilized.

The Company had $121.8 million in gross unrecognized tax benefits, excluding interest, as of September 28, 2013 and $53.1 million as of September 29, 2012. The gross unrecognized tax benefits increased $68.7 million from September 29, 2012, of which $58.4 million resulted from uncertain tax positions related to the convertible debt exchange that took place in the second quarter of fiscal 2013. At September 28, 2013, $61.0 million represents the unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate. In the next twelve months it is reasonably possible that the Company will reduce its unrecognized tax benefits by $2.0 to $4.0 million due to statutes of limitations expiring and favorably settling with taxing authorities which would reduce the Company’s effective tax rate.

The Company’s unrecognized income tax benefits activity for fiscal 2013 and 2012 are as follows:

	2013	2012
Balance at beginning of fiscal year	$53,148	$31,026
Tax positions related to current year:
Additions	64,992	11,673
Reductions	—	—
Tax positions related to prior years:
Additions related to change in estimate	3,317	1,327
Reductions	(363)	307
Payments	(621)	(197)
Lapses in statutes of limitations and settlements	(2,323)	(4,144)
Acquired tax positions:
Additions related to reserves acquired from acquisitions	3,676	13,156

Balance as of the end of the fiscal year	$121,826	$53,148

The Company’s policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense. As of September 28, 2013 and September 29, 2012, accrued interest was $3.6 million and $2.6 million, respectively. As of September 28, 2013, no penalties have been accrued.

The Company and its subsidiaries are subject to various federal, state, and foreign income taxes. The Company’s U.S. Federal income tax returns are no longer subject to examination prior to fiscal year 2010. State income tax returns are generally no longer subject to examination prior to fiscal year 2009. The Internal Revenue Service commenced its examination of the Company’s consolidated federal income tax return for fiscal 2011 in July 2013. The Company is also undergoing a tax examination in Germany for fiscal years 2008 through 2010. In November 2013, the IRS notified the Company that Gen Probe’s consolidated federal income tax returns for calendar years 2010 through the 2012 acquisition date were selected for examination. The Company has a tax holiday in Costa Rica that currently does not materially impact its effective tax rate and is scheduled to expire in 2015.

The Company intends to reinvest, indefinitely, approximately $33.4 million in unremitted foreign earnings. It is not practical to estimate the additional taxes that may be payable upon repatriation.

9.	Stockholders’ Equity and Stock-Based Compensation

Stockholder Rights Agreement

On November 20, 2013, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company, to purchase from the Company one ten-thousandth of a share of newly designated Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a price of $107.00 per one ten-thousandth of a share of Preferred Stock, subject to adjustment as provided in the Rights Agreement. The dividend is payable to stockholders of record at the close of business on December 2, 2013 (the “Record Date”). The description and terms of the Rights are set forth in a Rights Agreement, dated as of November 21, 2013, as the same may be amended from time to time (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent.

The Rights Agreement became effective on November 21, 2013 (the “Effective Date”). Upon and following the Effective Date, Rights will be issued in respect of all outstanding shares of Common Stock on the Record Date, and for all shares of Common Stock issued after the Record Date and, subject to the terms described in the Rights Agreement, prior to the earliest of the Distribution Date (as defined in the Rights Agreement), the redemption of the Rights or the expiration of the Rights.

The Rights are not exercisable until the Distribution Date. The Rights will expire on November 20, 2014, unless the Rights are earlier redeemed or exchanged by the Company, in each case as defined in the Rights Agreement.

Stock Repurchase Progam

On November 11, 2013, the Company announced that its Board of Directors authorized the repurchase of up to $250 million of the Company’s outstanding common stock over the next three years. Under the stock repurchase program, the Company authorized to repurchase, from time-to-time, shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will be determined based upon the Company’s evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.

Stock-Based Compensation

Equity Compensation Plans

The Company has one share-based compensation plan pursuant to which awards are currently being made—the 2008 amended and restated Equity Incentive Plan (“2008 Equity Plan”). The Company has four share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made—i) the 1995 Combination Stock Option Plan; ii) the 1997 Employee Equity Incentive Plan; iii) the 1999 Equity Incentive Plan; and iv) the 2000 Acquisition Equity Incentive Plan.

The purpose of the 2008 Equity Plan is to provide stock options, stock issuances and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company and its parents and subsidiaries, and any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company. The 2008 Equity Plan is administered by the Board of Directors of the Company, and a total of 31.5 million shares were reserved for issuance under this plan. As of September 28, 2013, the Company had 13.6 million shares available for future grant under the 2008 Equity Plan.

The Company assumed certain other plans in connection with the Gen-Probe, Cytyc and Third Wave acquisitions, and no shares are available for future grant under these plans.

The following presents stock-based compensation expense in the Company’s Consolidated Statement of Operations in fiscal 2013, 2012 and 2011:

	2013	2012	2011
Cost of revenues	$7,031	$5,722	$4,602
Research and development	7,179	5,328	4,852
Selling and marketing	8,915	7,355	5,954
General and administrative	20,153	18,667	20,064
Restructuring and divestiture	9,029	3,500	—

	$52,307	$40,572	$35,472

Grant-Date Fair Value

The Company uses a binomial model to determine the fair value of its stock options. The Company considers a number of factors to determine the fair value of options including the assistance of an outside valuation advisor. Information pertaining to stock options granted during fiscal 2013, 2012 and 2011 and related assumptions are noted in the following table:

	Years ended
	September 28, 2013	September 29, 2012	September 24, 2011
Options granted	2,640	2,259	2,249
Weighted-average exercise price	$20.29	$17.21	$17.15
Weighted-average grant date fair value	$7.03	$6.48	$6.16
Assumptions:
Risk-free interest rates	0.5%	0.7%	1.0%
Expected life (in years)	4.4	4.3	4.2
Expected volatility	44%	47%	45%
Dividend yield	—	—	—

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

The Company also granted approximately 0.1 million market stock units (MSU) in the first quarter of fiscal 2013 to its then Chief Executive Officer and Chief Financial Officer. The MSUs were valued at $18.49 using the Monte Carlo simulation model. Each recipient of the MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s stock price achieves the defined measurement criteria for MSUs. The Company is recognizing compensation expense over the required service period, and since these are market-based awards, the compensation expense will be recognized by the Company regardless of whether the required criteria is met to receive such shares unless the requisite service is not rendered. Due to the resignation of the former Chief Executive Officer in July 2013, his MSUs were forfeited and the related compensation expense previously recognized was reversed.

Stock-Based Compensation Expense Attribution

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and restricted stock units (“RSU”). The vesting term of stock options is generally five years with annual vesting of 20% per year on the anniversary of the grant date, and RSUs generally vest over four years with annual vesting at 25% per year on the anniversary of the grant date. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 6% as of September 28, 2013 depending on the specific employee group. This analysis is re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.

Stock-based compensation expense related to stock options was $23.7 million, $18.7 million, and $15.2 million in fiscal 2013, 2012 and 2011, respectively. Stock compensation expense related to RSUs was $26.0 million, $21.4 million, and $20.3 million in fiscal 2013, 2012 and 2011, respectively. The related tax benefit recorded in the Consolidated Statements of Operations was $17.2 million, $12.2 million and $14.8 million in fiscal 2013, 2012 and 2011, respectively. Included within stock-based compensation expense in fiscal 2013 and 2012 is $7.9 million and $3.5 million, respectively, related to modification accounting, the acceleration of vesting of certain retention RSUs provided under their original terms upon termination, and the acceleration of vesting for certain options assumed in the Gen-Probe acquisition related to employees who were terminated in connection with the Company’s restructuring action to consolidate its Diagnostics operations. The original terms of the stock options assumed in the Gen-Probe acquisition provided for acceleration upon a change-in-control and termination within 18 months of the change-in-control. At September 28, 2013, there was $30.0 million and $41.6 million of unrecognized compensation expense related to stock options and RSUs, respectively, to be recognized over a weighted average period of 2.7 years and 2.6 years, respectively.

Share Based Payment Activity

The following table summarizes all stock option activity under the Company’s stock option plans for the year ended September 28, 2013:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at September 29, 2012	18,039	$17.40	4.4	$78,962
Granted	2,640	20.29
Cancelled/forfeited	(1,021)	20.04
Exercised	(4,786)	13.71		$37,609

Options outstanding at September 28, 2013	14,872	$18.92	3.9	$54,956

Options exercisable at September 28, 2013	7,472	$20.28	2.9	$29,438

Options vested and expected to vest at September 28, 2013 (1)	13,780	$19.00	3.8	$51,656

(1)	This represents the number of vested stock options as of September 28, 2013 plus the unvested outstanding options at September 28, 2013 expected to vest in the future, adjusted for estimated forfeitures.

During fiscal 2012 and 2011, the total intrinsic value of options exercised (i.e., the difference between the market price on the date of exercise and the price paid by the employee to exercise the options) was $20.4 million and $12.3 million, respectively.

A summary of the Company’s RSU activity during the year ended September 28, 2013 is presented below:

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 29, 2012	3,580	$16.45
Granted	1,995	19.94
Vested	(1,711)	15.98
Forfeited	(405)	18.11

Non-vested at September 28, 2013	3,459	$18.51

The number of RSUs vested includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. The Company pays the minimum statutory tax withholding requirement on behalf of its employees. During fiscal 2013, 2012 and 2011 the total fair value of RSUs vested was $27.3 million, $15.7 million and $43.2 million, respectively.

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

In March 2012, the Company’s stockholders approved the Hologic, Inc. 2012 Employee Stock Purchase Plan (“2012 ESPP”), which provides for the granting of up to 2.5 million shares of the Company’s common stock to eligible employees, and resulted in the termination of the 2008 ESPP. The 2012 ESPP plan period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. The first plan period began on July 1, 2012. Stock-based compensation expense in fiscal 2013 and 2012 was $2.7 million and $0.4 million, respectively.

The Company uses the Black-Scholes model to estimate the fair value of shares to be issued as of the grant date using the following weighted average assumptions:

	September 28, 2013	September 29, 2012
Assumptions:
Risk-free interest rates	0.11%	0.16%
Expected life (in years)	0.5	0.5
Expected volatility	32%	35%
Dividend yield	—	—

10.	Profit Sharing 401(k) Plan

The Company has a qualified profit sharing plan covering substantially all of its employees. Contributions to the plan are at the discretion of the Company’s Board of Directors. The Company made contributions of $13.4 million, $9.4 million and $6.4 million for fiscal 2013, 2012 and 2011, respectively.

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

Annually the Compensation Committee of the Board of Directors has approved a discretionary cash contribution to the DCP for each year. Discretionary contributions by the Company to the DCP are held in a Rabbi Trust. The Company is recording compensation expense for the DCP discretionary contributions ratably over the three-year vesting period of each annual contribution, and totaled $2.7 million, $2.6 million and $2.6 million in fiscal 2013, 2012 and 2011, respectively. The full amount of the discretionary contribution, net of forfeitures, along with employee deferrals and the deferred compensation liability assumed from the Gen-Probe acquisition is recorded within accrued expenses and totaled $38.6 million and $32.1 million at September 28, 2013 and September 29, 2012, respectively.

The Company has purchased Company-owned group life insurance contracts, in which both voluntary and discretionary Company DCP contributions are invested, to partially fund payment of the Company’s obligation to the DCP participants. The total amount invested at September 28, 2013 and September 29, 2012 was $33.9 million and $26.0 million. The values of these life insurance contracts are recorded in other long-term assets. Changes in the cash surrender value of life insurance contracts, which were not significant in fiscal 2013, 2012 and 2011, are recorded within other income (expense), net. In addition, the Company has an additional $6.9 million and $7.0 million of investments in mutual funds to fund the DCP at September 28, 2013 and September 29, 2012, respectively. The mutual funds are classified as trading and the gains and losses in these investments are recorded in other income (expense), net.

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

In connection with the acquisition of Adiana, Inc., the Company was obligated to the former Adiana shareholders to make contingent payments tied to the achievement of milestones. The milestone payments included potential contingent payments of up to $155.0 million based on worldwide sales of the Adiana Permanent Contraception System in the first year following FDA approval and on annual incremental sales growth thereafter through December 31, 2012. FDA approval of the Adiana system occurred on July 6, 2009, and the Company began accruing contingent consideration in the fourth quarter of fiscal 2009 based on the defined percentage of worldwide sales of the product. Since this contingent consideration obligation arose from an acquisition prior to the adoption of ASC 805, the amounts accrued were recorded as additional purchase price to goodwill. The purchase agreement included an indemnification provision that provided for the reimbursement of qualifying legal expenses and liabilities associated with legal claims against the Adiana products and intellectual property, and the Company had the right to offset contingent consideration payments to the Adiana shareholders with these qualifying legal costs. The Company made payments of $16.8 million, $8.8 million and $19.7 million in fiscal 2013, 2012 and 2011, respectively, to the former Adiana shareholders, net of amounts withheld for the legal indemnification provision. No additional amounts are due to the former shareholders of Adiana. The Company had been in litigation with Conceptus regarding certain intellectual property matters related to the Adiana system, and to the extent available, the Company has been recording legal fees related to the Conceptus litigation matter as a reduction to the accrued contingent consideration payments. On October 17, 2011, the jury returned a verdict in the Conceptus litigation matter (see below) in favor of Conceptus awarding damages in the amount of $18.8 million. On April 29, 2012, the Company entered into a license and settlement agreement with Conceptus in which Conceptus agreed to forgo the $18.8 million jury award in consideration of the Company agreeing to a permanent injunction against the manufacture, sale and distribution of the Adiana product. As of the end of the second quarter of fiscal 2012, the Company decided to discontinue the manufacture, marketing and sales of the Adiana system.

The Company also had contingent consideration obligations related to its Sentinelle Medical and Interlace acquisitions. Pursuant to ASC 805, contingent consideration pertaining to Sentinelle Medical and Interlace was required to be recorded as a liability at fair value and all amounts pertaining to these obligations had been paid as of September 28, 2013, excluding certain amounts withheld for legal indemnification provisions. Contingent consideration pertaining to TCT and Healthcome was contingent upon future employment and was being recorded as compensation expense as it is earned. As of September 28, 2013, the Company had accrued $31.7 million and $3.4 million, respectively, for these obligations. For additional information pertaining to the Interlace, TCT and Healthcome acquisitions, contingent consideration terms and the assumptions used to fair value contingent consideration, refer to Note 3.

A summary of amounts recorded to the Consolidated Statement of Operations is as follows:

Statement of Operations Line Item – Fiscal 2013	Interlace	TCT	Total
Contingent consideration—compensation expense	$—	$80,010	$80,010
Contingent consideration—fair value adjustments	11,310	—	11,310

	$11,310	$80,010	$91,320

Statement of Operations Line Item – Fiscal 2012	Sentinelle Medical	Interlace	TCT	Healthcome	Total
Contingent consideration—compensation expense	$—	$—	$75,459	$5,572	$81,031
Contingent consideration—fair value adjustments	(3,364)	41,830	—	—	38,466

	$(3,364)	$41,830	$75,459	$5,572	$119,497

Statement of Operations Line Item – Fiscal 2011	Sentinelle Medical	Interlace	TCT	Healthcome	Total
Contingent consideration—compensation expense	$—	$2,102	$17,581	$319	$20,002
Contingent consideration—fair value adjustments	(14,328)	6,312	—	—	(8,016)

	$(14,328)	$8,414	$17,581	$319	$11,986

Finance Lease Obligations

The Company has two non-cancelable lease agreements for buildings that are primarily used for manufacturing. The Company was responsible for a significant portion of the construction costs, and in accordance with ASC 840, Leases, Subsection 40-15-5, the Company was deemed to be the owner of the respective buildings during the construction period. The Company has recorded the fair market value of the buildings and land aggregating $28.3 million within property and equipment on its Consolidated Balance Sheets. At September 28, 2013, the Company has recorded $2.8 million in accrued expenses and $33.5 million in other long-term liabilities related to these obligations. The term of the leases is for a period of approximately 10 and 12 years, respectively, with the option to extend for two consecutive 5-year terms. At the completion of the construction period, the Company reviewed the lease for potential sale-leaseback treatment in accordance with ASC 840, Subsection 40, Sale-Leaseback Transactions. Based on its analysis, the Company determined that the lease did not qualify for sale-leaseback treatment. Therefore, the building, leasehold improvements and associated liabilities remain on the Company’s financial statements throughout the lease term, and the building and leasehold improvements are being depreciated on a straight line basis over their estimated useful lives of 35 years.

Future minimum lease payments, including principal and interest, under these leases were as follows at September 28, 2013:

Fiscal 2014	$2,822
Fiscal 2015	2,883
Fiscal 2016	3,054
Fiscal 2017	3,119
Fiscal 2018	2,925
Thereafter	300

Total minimum payments	15,103
Less-amount representing interest	(3,607)

Total	$11,496

Non-cancelable Purchase and Royalty Commitments

The Company has certain non-cancelable purchase obligations primarily related to inventory purchases and Diagnostics instruments, primarily the Tigris and Panther systems, and to a lesser extent other operating expense commitments. These obligations are not recorded in the Consolidated Balance Sheet. For reasons of quality assurance, sole source availability or cost effectiveness, certain key components and raw materials and instruments are available only from a sole supplier and the Company has certain long-term supply contracts to assure continuity of supply. At September 28, 2013, purchase commitments were as follows:

Fiscal 2014	$55,935
Fiscal 2015	12,684
Fiscal 2016	3,000
Fiscal 2017	3,000
Fiscal 2018	750
Thereafter	—

Total	$75,369

In addition, as part of its R&D efforts assumed from the Gen-Probe acquisition, the Company has various license agreements with unrelated parties that provide the Company with rights to develop and market products using certain technology and patent rights. Terms of the various license agreements require the Company to pay royalties ranging from less than 1% up to 35% of future sales on products using the specified technology. Such agreements generally provide for a term that commences upon execution and continues until expiration of the last patent covering the licensed technology. Under certain of these agreements, the Company is required to pay minimum annual royalty payments. In addition, the Company has commitments for minimum payments under certain collaboration agreements. At September 28, 2013, minimum commitments for these agreements were as follows:

Fiscal 2014	$1,301
Fiscal 2015	810
Fiscal 2016	1,426
Fiscal 2017	745
Fiscal 2018	560
Thereafter	4,450

Total	$9,292

Concentration of Suppliers

The Company purchases certain components of its products from a single or small number of suppliers. A change in or loss of these suppliers could cause a delay in filling customer orders and a possible loss of sales, which could adversely affect results of operations; however, management believes that suitable replacement suppliers could be obtained in such an event.

Operating Leases

The Company conducts its operations in leased facilities under operating lease agreements that expire through fiscal 2035. Substantially all of the Company’s lease agreements require the Company to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. The Company makes customary representations and warranties and agrees to certain financial covenants and indemnities. In the event the Company defaults on a lease, typically the landlord may terminate the lease, accelerate payments and collect liquidated damages. As of September 28, 2013, the Company was not in default of any covenants contained in its lease agreements. Certain of the Company’s lease agreements provide for renewal options. Such renewal options are at rates similar to the current rates under the agreements.

Future minimum lease payments under all of the Company’s operating leases at September 28, 2013 are as follows:

Fiscal 2014	$20,689
Fiscal 2015	16,192
Fiscal 2016	13,600
Fiscal 2017	12,249
Fiscal 2018	10,830
Thereafter	32,712

Total	$106,272

Rent expense, net of sublease income, was $19.9 million, $18.3 million, and $19.3 million for fiscal 2013, 2012 and 2011, respectively.

The Company subleases a portion of a building it owns and some of its facilities and has received aggregate rental income of $1.9 million, $3.2 million and $3.5 million in fiscal 2013, 2012 and 2011, respectively, which has been recorded as an offset to rent expense. The future minimum annual rental income payments under these sublease agreements at September 28, 2013 are as follows:

Fiscal 2014	$1,551
Fiscal 2015	913
Fiscal 2016	20
Fiscal 2017	15

Total	$2,499

Workforce Subject to Collective Bargaining Agreements

Approximately 164 of Hitec Imaging’s German employees are represented by a Worker’s Council and are subject to collective bargaining agreements. None of the Company’s other employees are subject to a collective bargaining agreement.

13.	Litigation and Other Matters

On June 9, 2010, Smith & Nephew, Inc. (“Smith & Nephew”) filed suit against Interlace, which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. The complaint alleged that the Interlace MyoSure hysteroscopic tissue removal device infringes U.S. patent 7,226,459. The complaint sought permanent injunctive relief and unspecified damages. A Markman hearing on claim construction was held on November 9, 2010, and a ruling was issued on April 21, 2011. On November 22, 2011, Smith & Nephew filed suit against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that use of the MyoSure hysteroscopic tissue removal system infringed U.S. patent 8,061,359. The complaint sought preliminary and permanent injunctive relief and unspecified damages. On January 17, 2012, at a hearing on Smith & Nephew’s motion for preliminary injunction with respect to the suit filed on November 22, 2011, the judge did not issue an injunction, consolidated the two matters for a single trial and scheduled a trial on the merits for both claims for June 25, 2012. A case management conference held on February 14, 2012 resulted in the trial being rescheduled to begin on August 20, 2012. On March 15, 2012, the Court heard summary judgment arguments related to the ‘459 patent and claim construction arguments related to the ‘359 patent. On June 5, 2012, the Court denied Smith & Nephew’s request for summary judgment of infringement, denied Smith & Nephew’s request for preliminary injunction, and denied the Company’s requests for summary judgment of non-infringement and invalidity. On September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the ‘459 and ‘359 patents and assessed damages of $4.0 million. A bench trial regarding the Company’s assertion of inequitable conduct on the part of Smith & Nephew with regard to the ‘359 patent was held on December 9, 2012 and oral arguments on the issue of inequitable conduct were presented on February 27, 2013. On June 27, 2013, the Court denied the Company’s motions related to inequitable conduct and allowed Smith & Nephew’s request for injunction, but ordered that enforcement of the injunction be stayed until final resolution, including appeal, of the current re-examinations of both patents at the United States Patent and Trademark Office (“USPTO”). The Court’s decision to stay the injunction is based in part on the fact that the USPTO has taken up a re-examination of both the ‘359 and ‘459 patents. The Court also rejected the jury’s damage award and has ordered the parties to identify a mechanism for resolving the damages issue. On September 12, 2013, a status conference was held and the Court invited the parties to submit briefs on the relevance of recent activity in the re-examinations at the USPTO. A hearing on this topic was held on October 29, 2013, and the parties await the Court’s ruling. The Company intends to file post-trial motions seeking to reverse the jury’s verdict. At this time, based on available information regarding this litigation, the Company believes a loss is not probable and is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses, beyond the pending jury verdict. The purchase and sale agreement associated with the acquisition of Interlace includes an indemnification provision that provides for the reimbursement of a portion of legal expenses in defense of the Interlace intellectual property. The Company has the right to collect certain amounts set aside in escrow and, as applicable, offset contingent consideration payments of qualifying legal costs. The Company is recording legal fees incurred for this suit pursuant to the indemnification provision on a net basis within accrued expenses.

On February 10, 2012, C.R. Bard (as acquirer of SenoRx, Inc., “SenoRx”) filed suit against the Company in the United States District Court for the District of Delaware. In the complaint, it is alleged that the Company’s MammoSite product infringes SenoRx’s U.S. Patents 8,079,946 and 8,075,469. The complaint seeks permanent injunctive relief and unspecified damages. On September 4, 2012 and October 16, 2012, the USPTO took up a re-examination of the ‘946 and ‘469 patents, respectively. With respect to the ‘469 patent, all previously issued claims were rejected and with respect to the ‘946 patent all but four claims were rejected. Based on the actions of the USPTO, the Company filed a motion seeking to stay all litigation proceedings pending the outcome of the USPTO’s re-examination of both patents in suit. On January 11, 2013, the Court issued an order denying the stay. On February 1, 2013, the Court entered a stay of the proceedings in the case to allow the parties to pursue settlement discussions. On May 31, 2013, the parties settled the litigation and entered into an agreement under which the Company purchased SenoRx’s Contura assets.

On March 6, 2012, Enzo Life Sciences, Inc. (“Enzo”) filed suit against the Company in the United States District Court for the District of Delaware. In the complaint, it is alleged that certain of the Company’s molecular diagnostics products, including without limitation products based on its proprietary Invader chemistry, such as Cervista HPV HR and Cervista HPV 16/18, infringe Enzo’s U.S. Patent 6,992,180. The complaint seeks permanent injunctive relief and unspecified damages. The Company was formally served with the complaint on July 3, 2012, and a trial is tentatively scheduled for the spring of 2015. In January 2012, Enzo filed suit against Gen-Probe in the United States District Court for the District of Delaware. In that complaint, it is alleged that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s patented HPA technology, such as the Aptima Combo 2 and Aptima HPV assays, infringe Enzo’s U.S. Patent 6,992,180. On September 30, 2013, Enzo amended its list of accused products to include Prodesse, Torch Oligos, PACE and Procleix assays. The complaint seeks permanent injunctive relief and unspecified damages, and a trial is tentatively scheduled for the spring of 2015. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

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

On October 29, 2013, the Interlace stockholder representatives filed a complaint in the Delaware Court of Chancery alleging breach of contract for issues related to the payment of contingent consideration under the Interlace Merger and Acquisition Agreement, and are seeking $14.7 million in additional payments. The Company believes that Interlace has been paid all amounts due under the Merger Agreement and their claims are without merit. Hologic is currently preparing its answer to the complaint. At this time, the Company is unable to reasonably assess the ultimate outcome of this case.

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

The Company recognizes product revenue, and collaborative research and license revenue, which is included within services and other revenues, under this collaboration agreement. The Company recognized $197.9 million under this collaboration agreement in fiscal 2013.

On November 11, 2013, Novartis announced that it is selling its blood screening business to Grifols. Grifols had previously been a customer of the Company’s collaboration with Novartis. As announced, the transaction is subject to customary regulatory approvals and is expected to close in the first half of calendar 2014. Upon the consummation of the acquisition, Grifols will replace Novartis as the Company’s blood screening collaborator.

15.	Business Segments and Geographic Information

The Company reports segment information in accordance with ASC 280, Segment Reporting. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer, and the Company’s reportable segments have been identified based on the types of products manufactured and the end markets to which the product are sold. Each reportable segment generates revenue from either the sale of medical equipment and related services and/or sale of disposable supplies, primarily used for diagnostic testing and surgical procedures. The Company has four reportable segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. Certain reportable segments represent an aggregation of operating units within each segment. The Company measures and evaluates its reportable segments based on segment revenues and operating income (loss) adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense, intangible asset impairment charges, contingent consideration charges, restructuring and divestiture charges, and other one-time or unusual items, and related tax effects.

Identifiable assets for the four principal operating segments consist of inventories, intangible assets including goodwill, and property and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company presents all other identifiable assets as corporate assets. There were no intersegment revenues. Segment information for fiscal 2013, 2012 and 2011 is as follows:

	Years ended
	September 28, 2013	September 29, 2012	September 24, 2011
Total revenues:
Diagnostics	$1,189,819	$718,064	$571,263
Breast Health	905,076	875,771	825,551
GYN Surgical	307,139	313,089	300,538
Skeletal Health	90,245	95,728	91,997

	$2,492,279	$2,002,652	$1,789,349

Operating (loss) income:
Diagnostics	$(1,149,132)	$(32,787)	$170,693
Breast Health	216,049	186,106	187,970
GYN Surgical	19,664	(51,892)	3,623
Skeletal Health	7,137	12,290	12,159

	$(906,282)	$113,717	$374,445

Depreciation and amortization:
Diagnostics	$369,818	$197,274	$165,065
Breast Health	40,098	42,924	45,165
GYN Surgical	105,233	103,781	92,587
Skeletal Health	861	1,772	1,919

	$516,010	$345,751	$304,736

Capital expenditures:
Diagnostics	$51,653	$44,939	$23,128
Breast Health	16,386	9,821	12,069
GYN Surgical	9,145	12,233	11,467
Skeletal Health	562	171	2,198
Corporate	12,384	11,609	6,801

	$90,130	$78,773	$55,663

Identifiable assets:
Diagnostics	$4,667,942	$6,170,553	$1,770,107
Breast Health	932,206	956,134	985,196
GYN Surgical	1,849,518	1,944,386	2,049,682
Skeletal Health	33,508	32,778	31,864
Corporate	1,517,649	1,373,257	1,171,931

	$9,000,823	$10,477,108	$6,008,780

In fiscal 2013, the Company recorded a goodwill impairment charge of $1.1 billion related to its Molecular Diagnostics reporting unit, which is in its Diagnostics segment. In fiscal 2012, the Company recorded a goodwill impairment charge of $5.8 million related to its MammoSite reporting unit, which is in its Breast Health segment.

Products sold by the Company internationally are manufactured at domestic and international locations. Transfers between the Company and its subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

The Company operates in the following major geographic areas as noted in the below chart. Revenue data is based upon customer location, and internationally totaled $621.7 million, $511.2 million and $414.4 million in fiscal 2013, 2012 and 2011, respectively. The Company’s sales in Europe are predominantly derived from Germany, the United Kingdom and the Netherlands. The Company’s sales in Asia-Pacific are predominantly derived from China, Australia and Japan. The “All others” designation includes Canada, Latin America and the Middle East.

Revenues by geography as a percentage of total revenues are as follows:

	Years ended
	September 28, 2013	September 29, 2012	September 24, 2011
United States	75%	74%	77%
Europe	13%	12%	14%
Asia-Pacific	8%	8%	6%
All others	4%	6%	3%

	100%	100%	100%

The Company’s property and equipment, net are geographically located as follows:

	September 28, 2013	September 29, 2012	September 24, 2011
United States	$386,049	$405,141	$165,177
Costa Rica	29,258	30,452	34,107
Europe	61,472	59,927	29,591
All other countries	14,749	12,478	9,791

	$491,528	$507,998	$238,666

16.	Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other long-term liabilities consist of the following:

	September 28, 2013	September 29, 2012
Accrued Expenses
Compensation and employee benefits	$127,464	$143,673
Contingent consideration	38,138	143,881
Income and other taxes	17,369	12,424
Interest	23,747	18,422
Other	65,213	53,981

	$271,931	$372,381

	September 28, 2013	September 29, 2012
Other Long-Term Liabilities
Accrued lease obligation—long-term	$33,494	$33,256
Reserve for income tax uncertainties	115,395	38,518
Pension liabilities	9,691	9,397
Other	9,464	17,079

	$168,044	$98,250

17.	Pension and Other Employee Benefits

The Company has certain defined benefit pension plans covering the employees of its Hitec Imaging German subsidiary (the “Pension Benefits”). As of September 28, 2013 and September 29, 2012, the Company’s pension liability is $10.1 million and $9.7 million, respectively, which is primarily recorded as a component of long-term liabilities in the Consolidated Balance Sheets. Under German law, there are no rules governing investment or statutory supervision of the pension plan. As such, there is no minimum funding requirement imposed on employers. Pension benefits are safeguarded by the Pension Guaranty Fund, a form of compulsory reinsurance that guarantees an employee will receive vested pension benefits in the event of insolvency.

The tables below provide a reconciliation of benefit obligations, plan assets, funded status, and related actuarial assumptions of the Company’s German Pension Benefits.

Change in Benefit Obligation	Years ended
	September 28, 2013	September 29, 2012	September 24, 2011
Benefit obligation at beginning of year	$(9,744)	$(8,064)	$(9,093)
Service cost	—	—	—
Interest cost	(354)	(391)	(389)
Plan participants’ contributions	—	—	—
Actuarial gain (loss)	188	(2,002)	1,092
Foreign exchange (loss) gain	(503)	383	(5)
Benefits paid	348	330	331

Benefit obligation at end of year	(10,065)	(9,744)	(8,064)
Plan assets	—	—	—

Funded status	$(10,065)	$(9,744)	$(8,064)

The tables below outline the components of the net periodic benefit cost and related actuarial assumptions of the Company’s German Pension Benefits plan.

Components of Net Periodic Benefit Cost	Years ended
	September 28, 2013	September 29, 2012	September 24, 2011
Service cost	$—	$—	$—
Interest cost	354	391	389
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial gain	—	(38)	—

Net periodic benefit cost	$354	$353	$389

Weighted-Average Net Periodic Benefit Cost Assumptions	2013	2012	2011
Discount rate	3.60%	3.52%	5.20%
Expected return on plan assets	0%	0%	0%
Rate of compensation increase	0%	0%	0%

The projected benefit obligation for the German Pension Benefits plans with projected benefit obligations in excess of plan assets was $10.1 million and $9.7 million at September 28, 2013 and September 29, 2012, respectively, and the accumulated benefit obligation for the German Pension Benefits plans was $10.1 million and $9.7 million at September 28, 2013 and September 29, 2012, respectively.

The Company is also obligated to pay long-term service award benefits. The projected benefit obligation for long-term service awards was $0.6 million at September 28, 2013 and September 29, 2012, respectively.

The table below reflects the total Pension Benefits expected to be paid each fiscal year as of September 28, 2013:

2014	$374
2015	399
2016	415
2017	428
2018	441
2019 to 2023	2,404

The Company also maintains additional contractual pension benefits for its top German executive officers in the form of a defined contribution plan. These contributions were insignificant in fiscal 2013, 2012 and 2011.

18.	Quarterly Statement of Operations Information (Unaudited)

The following table presents a summary of quarterly results of operations for fiscal 2013 and 2012:

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$631,362	$612,663	$626,136	$622,118
Gross profit	281,673	279,326	309,758	290,631
Net income (loss) (1)	3,118	(51,104)	(10,950)	(1,113,902)
Diluted net income (loss) per common share	$0.01	$(0.19)	$(0.04)	$(4.11)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(3)
Total revenue	$472,711	$471,165	$470,228	$588,548
Gross profit	249,370	226,110	244,640	274,317
Net income (loss) (2)	20,812	(40,273)	23,594	(77,767)
Diluted net income (loss) per common share	$0.08	$(0.15)	$0.09	$(0.29)

(1)	Net income in the first quarter of fiscal 2013 includes a gain on the sale of intellectual property of $53.9 million. Net loss in the second quarter of fiscal 2013 includes restructuring charges of $12.5 million and a debt extingushment loss of $3.2 million. Net loss in the third quarter of fiscal 2013 includes restructuring charges of $6.7 million. Net loss in the fourth quarter of fiscal 2013 includes a goodwill impairment charge of $1.1 billion, restructuring charges of $9.7 million and a debt extinguishment loss of $6.0 million.
(2)	Net loss in the second quarter of fiscal 2012 includes a charge for the discontinuance of the Adiana product line of $18.3 million and the loss on debt extinguishment of $42.3 million. See Note 5 for further discussion. Net loss in the fourth quarter of fiscal 2012 includes additional amortization expense from the Gen-Probe acquisition of $29.7 million, direct acquisition transaction costs of $30.7 million, and restructuring charges of $16.7 million, a goodwill impairment charge of $5.8 million and an in-process research and development charge of $4.5 million.
(3)	The fourth quarter was a 14-week quarter compared to all other quarters which were 13-week quarters.

19.	Supplemental Guarantor Condensed Consolidating Financials

The Company’s Senior Notes issued in August 2012 are fully and unconditionally and jointly and severally guaranteed by Hologic, Inc. (“Parent/Issuer”) and certain of its domestic subsidiaries, which are 100% owned by Hologic, Inc. The following represents the supplemental condensed financial information of Hologic, Inc. and its guarantor and non-guarantor subsidiaries as of September 28, 2013 and September 29, 2012 and for each of the three years ended September 28, 2013, September 29, 2012 and September 24, 2011.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended September 28, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product sales	$416,871	$1,569,605	$477,251	$(362,836)	$2,100,891
Service and other revenues	326,656	71,718	46,635	(53,621)	391,388

	743,527	1,641,323	523,886	(416,457)	2,492,279

Costs and expenses:
Cost of product sales	212,899	636,679	331,418	(362,836)	818,160
Cost of product sales—amortization of intangible assets	5,346	298,426	4,123	—	307,895
Cost of product sales—impairment of intangible assets	—	—	1,714	—	1,714
Cost of service and other revenues	157,391	59,943	39,409	(53,621)	203,122
Research and development	29,829	157,846	9,971	—	197,646
Selling and marketing	77,982	176,041	88,114	—	342,137
General and administrative	68,883	123,985	34,812	—	227,680
Amortization of intangible assets	3,013	104,778	4,806	—	112,597
Contingent consideration—compensation expense	80,010	—	—	—	80,010
Contingent consideration—fair value adjustments	11,310	—	—	—	11,310
Impairment of goodwill	—	1,117,369	—	—	1,117,369
Gain on sale of intellectual property	—	(53,884)	—	—	(53,884)
Restructuring and divestiture charges	4,889	21,647	6,269	—	32,805

	651,552	2,642,830	520,636	(416,457)	3,398,561

Income (loss) from operations	91,975	(1,001,507)	3,250	—	(906,282)
Interest income	590	251	461	—	1,302
Interest expense	(277,771)	(1,260)	(2,044)	—	(281,075)
Debt extinguishment loss	(9,209)	—			(9,209)
Other income (expense), net	193,254	(184,564)	(6,387)	—	2,303

Loss before income taxes	(1,161)	(1,187,080)	(4,720)	—	(1,192,961)
Provision (benefit) for income taxes	30,794	(59,260)	8,343	—	(20,123)
Equity in earnings (losses) of subsidiaries	(1,140,883)	13,887	—	1,126,996	—

Net (loss) income	$(1,172,838)	$(1,113,933)	$(13,063)	$1,126,996	$(1,172,838)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended September 29, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product sales	$420,960	$1,089,580	$431,689	$(284,501)	$1,657,728
Service and other revenues	307,097	63,313	32,555	(58,041)	344,924

	728,057	1,152,893	464,244	(342,542)	2,002,652

Costs and expenses:
Cost of product sales	211,665	396,747	292,928	(284,501)	616,839
Cost of product sales—amortization of intangible assets	5,226	192,377	4,261	—	201,864
Cost of service and other revenues	155,555	61,285	30,713	(58,041)	189,512
Research and development	28,065	91,199	11,698	—	130,962
Selling and marketing	67,874	170,422	84,018	—	322,314
General and administrative	52,568	136,243	31,683	—	220,494
Amortization of intangible assets	2,709	64,357	4,970	—	72,036
Contingent consideration—compensation expense	81,031	—	—	—	81,031
Contingent consideration—fair value adjustments	38,466	—	—	—	38,466
Impairment of goodwill	—	5,826	—	—	5,826
Gain on sale of intellectual property	—	(12,424)	—	—	(12,424)
Acquired in-process research and development	—	4,500	—	—	4,500
Restructuring and divestiture charges	49	16,185	1,281	—	17,515

	643,208	1,126,717	461,552	(342,542)	1,888,935

Income from operations	84,849	26,176	2,692	—	113,717
Interest income	1,950	159	840	(609)	2,340
Interest expense	(137,190)	(1,158)	(1,939)	—	(140,287)
Debt extinguishment loss	(42,347)	—	—	—	(42,347)
Other income, net	3,051	699	557	609	4,916

(Loss) income before income taxes	(89,687)	25,876	2,150	—	(61,661)
Provision (benefit) for income taxes	9,721	(3,094)	5,346	—	11,973
Equity in earnings (losses) of subsidiaries	25,774	8,415	556	(34,745)	—

Net (loss) income	$(73,634)	$37,385	$(2,640)	$(34,745)	$(73,634)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended September 24, 2011

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product sales	$411,309	$964,584	$376,575	$(274,128)	$1,478,340
Service and other revenues	274,197	59,026	27,862	(50,076)	311,009

	685,506	1,023,610	404,437	(324,204)	1,789,349

Costs and expenses:
Cost of product sales	200,912	309,910	284,495	(274,128)	521,189
Cost of product sales—amortization of intangible assets	5,224	167,341	4,891	—	177,456
Cost of service and other revenues	143,399	51,888	22,312	(50,076)	167,523
Research and development	28,959	75,437	12,300	—	116,696
Selling and marketing	60,496	166,458	59,776	—	286,730
General and administrative	50,180	86,270	23,113	—	159,563
Amortization of intangible assets	2,709	54,851	774	—	58,334
Contingent consideration—compensation expense	20,002	—	—	—	20,002
Contingent consideration—fair value adjustments	(8,016)	—	—	—	(8,016)
Gain on sale of intellectual property	—	(84,502)	—	—	(84,502)
Restructuring and divestiture charges	(353)	—	282	—	(71)

	503,512	827,653	407,943	(324,204)	1,414,904

Income (loss) from operations	181,994	195,957	(3,506)	—	374,445
Interest income	1,495	1	364	—	1,860
Interest expense	(111,583)	(1,357)	(1,906)	—	(114,846)
Debt extinguishment loss	(29,891)	—	—	—	(29,891)
Other (expense) income, net	(1,706)	(2,661)	185	—	(4,182)

Income (loss) before income taxes	40,309	191,940	(4,863)	—	227,386
Provision (benefit) for income taxes	10,976	60,163	(903)	—	70,236
Equity in earnings (losses) of subsidiaries	127,817	8,699	319	(136,835)	—

Net income (loss)	$157,150	$140,476	$(3,641)	$(136,835)	$157,150

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Year Ended September 28, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(1,172,838)	$(1,113,933)	$(13,063)	$1,126,996	$(1,172,838)
Foreign currency cumulative translation adjustment	—	658	715	—	1,373
Adjustment to minimum pension liability, net of taxes	—	—	134	—	134
Unrealized gain on available-for-sale securities	—	12,094	—	—	12,094

Comprehensive (loss) income	$(1,172,838)	$(1,101,181)	$(12,214)	$1,126,996	$(1,159,237)

For the Year Ended September 29, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(73,634)	$37,385	$(2,640)	$(34,745)	$(73,634)
Foreign currency translation adjustment	836	(527)	5,908	—	6,217
Adjustment to minimum pension liability, net of taxes	—	—	(1,484)	—	(1,484)
Unrealized gain on available-for-sale security, net of taxes	—	62	—	—	62

Other comprehensive income (loss)	836	(465)	4,424	—	4,795

Comprehensive (loss) income	$(72,798)	$36,920	$1,784	$(34,745)	$(68,839)

For the Year Ended September 24, 2011

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$157,150	$140,476	$(3,641)	$(136,835)	$157,150
Foreign currency translation adjustment	(1,127)	(121)	2,336	—	1,088
Adjustment to minimum pension liability, net of taxes	—	—	764	—	764

Other comprehensive income (loss)	(1,127)	(121)	3,100	—	1,852

Comprehensive income (loss)	$156,023	$140,355	$(541)	$(136,835)	$159,002

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

September 28, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$321,523	$387,422	$113,545	$—	$822,490
Restricted cash	—	—	6,914	—	6,914
Accounts receivable, net	126,036	174,433	108,804	—	409,273
Inventories	81,924	146,678	60,761	—	289,363
Deferred income tax assets	—	19,042	494	(19,536)	—
Prepaid income taxes	47,131	2,303	—	(4,689)	44,745
Prepaid expenses and other current assets	16,246	21,112	11,003	—	48,361
Other current assets—assets held for sale	—	—	2,997	—	2,997
Intercompany receivables	—	2,442,502	31,949	(2,474,451)	—

Total current assets	592,860	3,193,492	336,467	(2,498,676)	1,624,143

Property, plant and equipment, net	29,313	356,736	105,479	—	491,528
Intangible assets, net	19,925	3,784,987	101,810	—	3,906,722
Goodwill	283,038	2,390,939	140,551	—	2,814,528
Other assets	103,548	58,446	1,908	—	163,902
Investment in subsidiaries	8,667,620	129,016	2,296	(8,798,932)	—

Total assets	$9,696,304	$9,913,616	$688,511	$(11,297,608)	$9,000,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$563,812	$—	$—	$—	$563,812
Accounts payable	27,865	42,661	10,008	—	80,534
Accrued expenses	152,950	79,629	44,319	(4,967)	271,931
Deferred revenue	93,306	7,958	31,055	—	132,319
Deferred income tax liabilities	59,346	—	—	(19,536)	39,810
Intercompany payables	2,418,089	—	64,411	(2,482,500)	—

Total current liabilities	3,315,368	130,248	149,793	(2,507,003)	1,088,406

Long-term debt, net of current portion	4,242,098	—	—	—	4,242,098
Deferred income tax liabilities	89,085	1,435,522	10,699	—	1,535,306
Deferred service obligations—long-term	11,251	3,511	12,864	(2,170)	25,456
Other long-term liabilities	96,990	37,598	33,456	—	168,044

Total stockholders’ equity	1,941,512	8,306,737	481,699	(8,788,435)	1,941,513

Total liabilities and stockholders’ equity	$9,696,304	$9,913,616	$688,511	$(11,297,608)	$9,000,823

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

September 29, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$210,028	$269,416	$80,986	$—	$560,430
Restricted cash	—	—	5,696	—	5,696
Accounts receivable, net	101,538	192,349	115,522	(76)	409,333
Inventories	74,500	223,043	70,180	(532)	367,191
Deferred income tax assets	13,578	—	617	(2,480)	11,715
Prepaid income taxes	20,805	48,429	611	—	69,845
Prepaid expenses and other current assets	18,817	12,816	12,668	—	44,301
Intercompany receivables	—	2,094,017	55,761	(2,149,778)	—
Other current assets—assets held-for-sale	—	67,878	26,625	—	94,503

Total current assets	439,266	2,907,948	368,666	(2,152,866)	1,563,014

Property, plant and equipment, net	26,928	379,702	101,368	—	507,998
Intangible assets, net	24,034	4,162,930	114,286	—	4,301,250
Goodwill	279,956	3,522,474	140,349	—	3,942,779
Other assets	112,339	49,036	2,406	(1,714)	162,067
Investments in subsidiaries	9,782,940	101,615	2,296	(9,886,851)	—

Total assets	$10,665,463	$11,123,705	$729,371	$(12,041,431)	$10,477,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$64,435	$—	$—	$—	$64,435
Accounts payable	29,847	43,339	14,037	—	87,223
Accrued expenses	238,387	86,566	50,052	(2,624)	372,381
Deferred revenue	92,234	10,307	27,147	—	129,688
Intercompany payables	2,085,339	6,655	66,335	(2,158,329)	—
Other current liabilities—assets held-for-sale	—	5,520	2,102	—	7,622

Total current liabilities	2,510,242	152,387	159,673	(2,160,953)	661,349

Long-term debt, net of current portion	4,971,179	—	—	—	4,971,179
Deferred income tax liabilities	180,916	1,581,833	8,836	—	1,771,585
Deferred service obligations—long-term	7,536	1,160	7,601	(2,583)	13,714
Other long-term liabilities	34,559	30,587	34,504	(1,400)	98,250

Total stockholders’ equity	2,961,031	9,357,738	518,757	(9,876,495)	2,961,031

Total liabilities and stockholders’ equity	$10,665,463	$11,123,705	$729,371	$(12,041,431)	$10,477,108

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended September 28, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$237,354	$205,034	$51,434	$—	$493,822

INVESTING ACTIVITIES
Acquisition of businesses	(6,053)	—	(220)	—	(6,273)
Payment of additional acquisition consideration	(16,808)	—	—	—	(16,808)
Proceeds from sale of business, net of cash transferred	—	83,646	1,488	—	85,134
Purchase of property and equipment	(15,480)	(23,345)	(10,129)	—	(48,954)
Increase in equipment under customer usage agreements	(464)	(24,443)	(16,269)	—	(41,176)
Purchase of insurance contracts	(4,000)	—	—	—	(4,000)
Proceeds from sale of intellectual property	—	60,000	—	—	60,000
Purchase of cost-method investments	(3,500)	(225)	—	—	(3,725)
Sale of cost-method investments	2,104	—	—	—	2,104
Investment in subsdiaries	—	1,812	(1,812)	—	—
Increase in other assets	(2,097)	(4,209)	(1,242)	—	(7,548)

Net cash provided by (used in) investing activities	(46,298)	93,236	(28,184)	—	18,754

FINANCING ACTIVITIES
Repayment of long-term debt	(265,000)	—	—	—	(265,000)
Payment of debt issuance cost	(9,440)				(9,440)
Payment of contingent consideration	(42,958)	—	—	—	(42,958)
Deferred acquisition consideration	(1,655)	—	—	—	(1,655)
Net proceeds from issuance of common stock pursuant to employee stock plans	75,100	—	—	—	75,100
Excess tax benefit related to equity awards	7,439	—	—	—	7,439
Payment of employee restricted stock minimum tax withholdings	(12,256)	—	—	—	(12,256)
Intercompany dividend	169,209	(175,000)	5,791	—	—

Net cash used in (provided by) financing activities	(79,561)	(175,000)	5,791	—	(248,770)
Effect of exchange rate changes on cash and cash equivalents	—	(5,264)	3,518	—	(1,746)

Net increase in cash and cash equivalents	111,495	118,006	32,559	—	262,060
Cash and cash equivalents, beginning of period	210,028	269,416	80,986	—	560,430

Cash and cash equivalents, end of period	$321,523	$387,422	$113,545	$—	$822,490

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended September 29, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$236,063	$104,167	$29,992	$—	$370,222

INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(3,971,970)	196,771	12,796	—	(3,762,403)
Payment of additional acquisition consideration	(8,858)	—	(926)	—	(9,784)
Proceeds from sale of intellectual property	—	12,500	—	—	12,500
Purchase of property and equipment	(13,247)	(12,444)	(7,458)	—	(33,149)
Increase in equipment under customer usage agreements	—	(30,735)	(14,889)	—	(45,624)
Acquisition of in-process research and development assets	(4,500)	—	—	—	(4,500)
Purchase of cost-method investment	—	(250)	—	—	(250)
Increase in other assets	(558)	(2,230)	(4,786)	—	(7,574)

Net cash (used in) provided by investing activities	(3,999,133)	163,612	(15,263)	—	(3,850,784)

FINANCING ACTIVITIES
Proceeds from long-term debt	3,476,320	—	—	—	3,476,320
Payment of debt issuance costs	(81,408)	—	—	—	(81,408)
Payment of contingent consideration	(51,680)	—	—	—	(51,680)
Payment of deferred acquisition consideration	(44,223)	—	—	—	(44,223)
Net proceeds from issuance of common stock pursuant to employee stock plans	28,594	—	—	—	28,594
Excess tax benefit related to equity awards	6,206	—	—	—	6,206
Payment of employee restricted stock minimum tax withholdings	(5,710)	—	—	—	(5,710)

Net cash provided by financing activities	3,328,099	—	—	—	3,328,099
Effect of exchange rate changes on cash and cash equivalents	302	1,637	(1,378)	—	561

Net (decrease) increase in cash and cash equivalents	(434,669)	269,416	13,351	—	(151,902)
Cash and cash equivalents, beginning of period	644,697	—	67,635	—	712,332

Cash and cash equivalents, end of period	$210,028	$269,416	$80,986	$—	$560,430

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended September 24, 2011

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$431,353	$9,040	$15,631	$—	$456,024

INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(240,917)	9,070	33,103	—	(198,744)
Payment of additional acquisition consideration	(19,660)	—	—	—	(19,660)
Divestiture activities, net of cash transferred	1,138	—	1,129	—	2,267
Proceeds from sale of intellectual property	750	12,500	—	—	13,250
Purchase of property and equipment	(11,512)	(8,646)	(7,627)	—	(27,785)
Increase in equipment under customer usage agreements	(1,121)	(17,361)	(9,396)	—	(27,878)
Purchase of licensed technology and other intangible assets	—	(3,021)	—	—	(3,021)
Purchase of insurance contracts	(5,322)	—	—	—	(5,322)
Purchase of cost-method investment	—	(99)	—	—	(99)
Increase in restricted cash	—	—	405	—	405

Net cash (used in) provided by investing activities	(276,644)	(7,557)	17,614	—	(266,587)

FINANCING ACTIVITIES
Repayment of long-term debt and notes payable	—	(1,362)	—	—	(1,362)
Payment of debt issuance costs	(5,327)	—	—	—	(5,327)
Payment of contingent consideration	(4,294)	—	—	—	(4,294)
Net proceeds from issuance of common stock pursuant to employee stock plans	25,404	—	—	—	25,404
Excess tax benefit related to equity awards	3,652	—	—	—	3,652
Payment of employee restricted stock minimum tax withholdings	(10,399)	—	—	—	(10,399)

Net cash provided by (used in) financing activities	9,036	(1,362)	—	—	7,674
Effect of exchange rate changes on cash and cash equivalents	48	(121)	(331)	—	(404)

Net increase in cash and cash equivalents	163,793	—	32,914	—	196,707
Cash and cash equivalents, beginning of period	480,904	—	34,721	—	515,625

Cash and cash equivalents, end of period	$644,697	$—	$67,635	$—	$712,332

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

2.1	Agreement and Plan of Merger, dated as of April 29, 2012, by and among Hologic, Gold Acquisition Corp. and Gen-Probe Incorporated.	8-K	05/01/2012

3.1	Certificate of Incorporation of Hologic.	S-1	01/24/1990

3.2	Certificate of Amendment to Certificate of Incorporation of Hologic.	10-Q	03/30/1996

3.3	Certificate of Amendment to Certificate of Incorporation of Hologic.	10-K	09/24/2005

3.4	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	10/22/2007

3.5	Certificate of Amendment to Certificate of Incorporation of Hologic.	8-K	03/11/2008

3.6	Certificate of Designation of Series A Junior Participating Preferred Stock of Hologic.	8-K	11/21/2013

3.7	Fourth Amended and Restated By-laws of Hologic.	8-K	03/08/2012

4.1	Specimen Certificate for Shares of Hologic’s Common Stock.	8-A	01/31/1990

4.2	Description of Capital Stock (Contained in Hologic’s Certificate of Incorporation, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 hereto).

4.3	Indenture, dated as of December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	12/10/2007

4.4	First Supplemental Indenture, dated December 10, 2007, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	12/10/2007

4.5	Form of 2.00% Convertible Senior Note due 2037 (included in Exhibit 4.4).	8-K	12/10/2007

4.6	Second Supplemental Indenture, dated November 23, 2010, by and between Wilmington Trust Company, as Trustee, and Hologic.	10-K	09/25/2010

4.7	Form of 2.00% Convertible Exchange Senior Note due 2037 (included in Exhibit 4.6).	10-K	09/25/2010

4.8	Third Supplemental Indenture, dated March 5, 2012, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	03/08/2012

4.9	Form of 2.00% Convertible Senior Note due 2042 (included in Exhibit 4.8).	8-K	03/08/2012

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

4.10	Fourth Supplemental Indenture, dated February 21, 2013, by and between Wilmington Trust Company, as Trustee, and Hologic.	8-K	02/21/2013

4.11	Form of 2.00% Convertible Senior Note due 2043 (included in Exhibit 4.10).	8-K	02/21/2013

4.12	Indenture, dated as of August 1, 2012, by and among Wells Fargo Bank, National Association, as Trustee, Hologic and certain subsidiaries of Hologic party thereto.	8-K	08/01/2012

4.13	Form of 6.25% Senior Note due 2020 (included in Exhibit 4.12).	8-K	08/01/2012

4.14	Rights Agreement, dated as of November 21, 2013, between Hologic and American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	11/21/2013

10.1*	Second Amended and Restated 1999 Equity Incentive Plan.	10-Q	03/25/2006

10.2*	Amendment No. 1 to Second Amended and Restated 1999 Equity Incentive Plan.	S-8	10/23/2007

10.3*	Amendment No. 2 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	10/22/2007

10.4*	Amendment No. 3 to Second Amended and Restated 1999 Equity Incentive Plan.	8-K	12/12/2008

10.5	2000 Acquisition Equity Incentive Plan.	10-K	09/29/2001

10.6*	Hologic Amended and Restated 2008 Equity Incentive Plan.	8-K	03/11/2013

10.7*	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.8*	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.9*	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.10*	Form of Cumming Stock Option Award Agreement Under 2008 Equity Incentive Plan (fiscal 2013).	8-K	08/05/2013

10.11*	Form of Cumming Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (fiscal 2013).	8-K	08/05/2013

10.12*	Form of Employee Stock Option Award Agreement Under 2008 Equity Incentive Plan.	8-K	11/17/2008

10.13*	Form of Employee Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan.	8-K	11/17/2008

10.14*	Form of Market Stock Unit Award Agreement Under 2008 Equity Incentive Plan.	8-K	11/13/2012

10.15*†	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (annual grant).

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.16*†	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (annual grant).

10.17*†	Form of Independent Director Stock Option Award Agreement Under 2008 Equity Incentive Plan (initial grant).

10.18*†	Form of Independent Director Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (initial grant).

10.19*	Hologic 2012 Employee Stock Purchase Plan.	8-K	03/08/2012

10.20*	Hologic 2013 Short-Term Incentive Plan.	8-K	11/13/2012

10.21*	Hologic 2014 Short-Term Incentive Plan.	8-K	11/12/2013

10.22*	Hologic 2013 Synergy Bonus Plan.	8-K	11/13/2012

10.23*	Cytyc Corporation 1995 Stock Plan.	S-8	10/23/2007

10.24*	Cytyc Corporation 1995 Non-Employee Director Stock Option Plan.	S-8	10/23/2007

10.25*	Cytyc Corporation 2004 Omnibus Stock Plan.	S-8	10/23/2007

10.26*	The 2003 Incentive Award Plan of Gen-Probe Incorporated, as amended and restated.	S-8	08/02/2012

10.27*	Transition Agreement dated November 5, 2009, by and between Hologic and John W. Cumming.	8-K	11/09/2009

10.28*	Employment Letter by and between John W. Cumming and Hologic dated July 18, 2013.	8-K	07/19/2013

10.29*	Form of Indemnification Agreement (as executed with each director of Hologic). #	8-K	03/06/2009

10.30*	Amended and Restated Non-qualified Deferred Compensation Plan.	8-K	11/12/2013

10.31*†	Rabbi Trust Agreement.

10.32*	Form of Officer Severance Agreement. #	10-Q	03/25/2006

10.33*	Form of Senior Vice President Change of Control Agreement. #	10-Q	12/29/2012

10.34*	Severance and Change of Control Agreement by and between Hologic and Mark J. Casey dated as of March 5, 2013.	8-K	03/11/2013

10.35*	Form of Senior Executive Officer Change of Control Agreement. #	8-K	11/17/2009

10.36*	Transition and Separation Agreement and General Release of All Claims by and between Robert A. Cascella and Hologic dated July 18, 2013.	8-K	07/19/2013

10.37*	Retention and Severance Agreement by and between Hologic and Carl W. Hull dated as of July 10, 2012.	8-K	07/12/2012

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.38*	Change of Control Agreement by and between Hologic and Carl W. Hull dated as of July 10, 2012.	8-K	07/12/2012

10.39*	Separation and Release Agreement by and between Hologic and Carl W. Hull dated as of January 22, 2013.	8-K	01/22/2013

10.40*	Consulting Agreement by and between Hologic and Carl W. Hull dated as of January 22, 2013.	8-K	01/22/2013

10.41*	Restricted Stock Unit Award Agreement by and between Hologic and Carl W. Hull dated as of August 1, 2012.	8-K	08/01/2012

10.42*†	Transition and Separation Agreement and General Release of All Claims by and between Peter Soltani and Hologic dated August 5, 2013.

10.43*†	Form of Senior Vice President Severance Agreement. #

10.44	Facility Lease (Danbury) dated as of December 30, 1995 by and among Melvin J. Powers and Mary P. Powers D/B/A M&N Realty and Lorad.	Trex Medical Corporation S-1	03/29/1996

10.45	Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated as of August 28, 2002.	10-K	09/28/2002

10.46	First Amendment to Lease Agreement (Danbury and Bedford) by and between BONE (DE) QRS 15-12, INC., and Hologic dated as of October 29, 2007.	10-K	09/29/2007

10.47	Office Lease dated December 31, 2003 between Cytyc and Marlborough Campus Limited Partnership.	Cytyc Corporation 10-K	12/31/2003

10.48	Lease Agreement by and between Zona Franca Coyol S.A. and Cytyc Surgical Products Costa Rica S.A. dated April 23, 2007.	10-K	09/29/2007

10.49	Lease Agreement by and between 445 Simarano Drive, Marlborough LLC and Cytyc dated July 11, 2006.	10-K	09/29/2007

10.50	Lease Guaranty dated October 22, 2007 between Bel Marlborough I LLC and Hologic, as guarantor thereunder.	8-K	10/22/2007

10.51	Form of Exchange Agreement.	8-K	02/15/2013

10.52	Credit and Guaranty Agreement, dated as of August 1, 2012, by and among Hologic, the guarantors party thereto, Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and the lenders party thereto. ‡	8-K/A	10/15/2012

10.53	Refinancing Amendment No. 1 dated March 20, 2013 by and among Hologic, the guarantors party thereto, Goldman Sachs Bank USA, and the lenders party thereto.	8-K	03/20/2013

10.54	Refinancing Amendment No. 2 dated August 2, 2013 by and among Hologic, the guarantors party thereto, Goldman Sachs Bank USA, and the lenders party thereto.	8-K	08/02/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

10.55	Pledge and Security Agreement, dated as of August 1, 2012, by and among the grantors party thereto and Goldman Sachs Bank USA, as Collateral Agent.	8-K/A	10/15/2012

10.56	Purchase Agreement, dated July 19, 2012, by and among Hologic, the guarantors party thereto, Goldman, Sachs & Co.	8-K	07/19/2012

10.57	Restated Agreement dated as of July 24, 2009 by and between Gen-Probe Incorporated and Novartis Vaccines and Diagnostics, Inc. ‡ @	Gen-Probe 10-Q/A	09/30/2009

10.58	Supply Agreement for Panther Instrument System effective November 22, 2006 between Gen-Probe Incorporated and STRATEC Biomedical Systems AG. ‡	Gen-Probe 10-Q	09/30/2007

12.1†	Ratio of Earnings to Fixed Charges.

21.1†	Subsidiaries of Hologic.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
†	Filed herewith.
***	Furnished herewith.
#	List of officers or directors, as applicable, to whom provided filed herewith.
@	Amendment thereto filed herewith.
‡	Confidential treatment has been granted with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the U.S. Securities and Exchange Commission.