Form 10-Q
period 2013-12-28
HOLOGIC INC
filed 2014-02-06
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-36214

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

As of January 29, 2014, 274,388,977 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 28, 2013	December 29, 2012
Revenues:
Product sales	$512,382	$533,254
Service and other revenues	100,066	98,108

	612,448	631,362

Costs and expenses:
Cost of product sales	176,878	222,327
Cost of product sales – amortization of intangible assets	76,666	75,287
Cost of service and other revenues	53,308	52,075
Research and development	48,669	51,509
Selling and marketing	83,257	94,443
General and administrative	67,819	54,391
Amortization of intangible assets	26,216	28,526
Contingent consideration – compensation expense	—	29,486
Contingent consideration – fair value adjustments	—	10,040
Gain on sale of intellectual property	—	(53,884)
Restructuring and divestiture charges	18,350	3,933

	551,163	568,133

Income from operations	61,285	63,229
Interest income	356	260
Interest expense	(61,290)	(72,081)
Debt extinguishment loss	(2,940)	—
Other income, net	1,170	1,239

Loss before income taxes	(1,419)	(7,353)
Provision (benefit) for income taxes	3,932	(10,471)

Net (loss) income	$(5,351)	$3,118

Net (loss) income per common share:
Basic	$(0.02)	$0.01

Diluted	$(0.02)	$0.01

Weighted-average number of shares outstanding:
Basic	272,708	266,344

Diluted	272,708	269,379

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	December 28, 2013	December 29, 2012
Net (loss) income	$(5,351)	$3,118
Foreign currency translation adjustment	(1,188)	1,969
Unrealized loss on available-for-sale security	(1,180)	(557)
Adjustment to minimum pension liability, net of taxes of $152	(615)	—

Other comprehensive (loss) income	(2,983)	1,412

Comprehensive (loss) income	$(8,334)	$4,530

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	December 28, 2013	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$442,488	$822,490
Restricted cash	6,149	6,914
Accounts receivable, less reserves of $11,256 and $8,798, respectively	394,471	409,273
Inventories	301,709	289,363
Deferred income tax assets	35,353	—
Prepaid income taxes	—	44,745
Prepaid expenses and other current assets	46,769	48,361
Other current assets – assets held-for-sale	—	2,997

Total current assets	1,226,939	1,624,143

Property, plant and equipment, net	479,735	491,528
Intangible assets, net	3,802,421	3,906,722
Goodwill	2,813,907	2,814,528
Other assets	161,306	163,902

Total assets	$8,484,308	$9,000,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$77,033	$563,812
Accounts payable	90,966	80,534
Accrued expenses	324,130	271,931
Deferred revenue	136,128	132,319
Deferred income tax liabilities	—	39,810

Total current liabilities	628,257	1,088,406

Long-term debt, net of current portion	4,224,732	4,242,098
Deferred income tax liabilities	1,485,465	1,535,306
Deferred service obligations – long-term	24,256	25,456
Other long-term liabilities	171,067	168,044
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 273,404 and 272,036 shares issued, respectively	2,734	2,720
Additional paid-in-capital	5,553,638	5,536,312
Accumulated deficit	(3,623,259)	(3,616,392)
Accumulated other comprehensive income	17,418	20,391
Treasury stock, at cost – 0 shares at December 28, 2013 and 219 shares at September 28, 2013	—	(1,518)

Total stockholders’ equity	1,950,531	1,941,513

Total liabilities and stockholders’ equity	$8,484,308	$9,000,823

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	December 28, 2013	December 29, 2012
OPERATING ACTIVITIES
Net (loss) income	$(5,351)	$3,118
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	24,937	24,342
Amortization	102,882	103,813
Non-cash interest expense	19,668	20,679
Stock-based compensation expense	13,726	12,066
Excess tax benefit related to equity awards	(2,959)	(2,185)
Deferred income taxes	(125,059)	(70,123)
Gain on sale of intellectual property	—	(53,884)
Fair value adjustments to contingent consideration	—	10,040
Fair value write-up of inventory sold	—	29,876
Debt extinguishment loss	2,940	—
Asset impairment charges	3,132	—
Loss on disposal of property and equipment	1,411	906
Other	(966)	(1,149)
Changes in operating assets and liabilities:
Accounts receivable	15,554	6,903
Inventories	(14,151)	(6,004)
Prepaid income taxes	44,745	18,538
Prepaid expenses and other assets	2,107	(1,177)
Accounts payable	10,423	(10,629)
Accrued expenses and other liabilities	53,667	76,138
Deferred revenue	2,560	(6,243)

Net cash provided by operating activities	149,266	155,025

INVESTING ACTIVITIES
Payment of additional acquisition consideration	—	(16,808)
Proceeds from sale of business, net of cash transferred	2,431	1,488
Purchase of property and equipment	(8,417)	(11,233)
Increase in equipment under customer usage agreements	(7,968)	(11,214)
Net sales (purchases) of insurance contracts	13,841	(4,000)
Purchases of mutual funds	(29,732)	—
Sales of mutual funds	15,891	—
Proceeds from sale of intellectual property	—	60,000
Purchase of cost method investments	—	(3,625)
(Increase) decrease in other assets	(429)	1,144

Net cash (used in) provided by investing activities	(14,383)	15,752

FINANCING ACTIVITIES
Repayment of long-term debt	(521,250)	(16,250)
Payment of contingent consideration	—	(3,408)
Net proceeds from issuance of common stock pursuant to employee stock plans	12,906	12,777
Excess tax benefit related to equity awards	2,959	2,185
Payment of employee restricted stock minimum tax withholdings	(9,054)	(7,885)

Net cash used in financing activities	(514,439)	(12,581)
Effect of exchange rate changes on cash and cash equivalents	(446)	(155)

Net (decrease) increase in cash and cash equivalents	(380,002)	158,041
Cash and cash equivalents, beginning of period	822,490	560,430

Cash and cash equivalents, end of period	$442,488	$718,471

See accompanying notes.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(all tabular amounts in thousands except per share data)

(1) Basis of Presentation

The consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended September 28, 2013, included in the Company’s Form 10-K filed with the SEC on November 26, 2013. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three months ended December 28, 2013 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 27, 2014.

During the third quarter of fiscal 2013, the Company determined that certain amounts previously classified as a component of product sales and cost of product sales in the first and second quarters of fiscal 2013 should be reclassified to service and other revenues and cost of service and other revenues in the Consolidated Statement of Operations for the nine months ended June 29, 2013. These reclassifications were reflected in the Company’s reported results for the nine months ended June 29, 2012. Within the accompanying Consolidated Statement of Operations for the three months ended December 29, 2012, reclassifications of $1.9 million from product sales to service and other revenues and $1.2 million from cost of product sales to cost of service and other revenues, respectively, are reflected to conform those financial statements to the current period presentation. The Company concluded these reclassifications were not material to its consolidated financial statements.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three months ended December 28, 2013.

(2) Fair Value Measurements

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company has an equity investment in a publicly-traded company and mutual funds, both of which are valued using quoted market prices, representing Level 1 assets. The Company has a payment obligation to the participants under its Nonqualified Deferred Compensation Plan (“DCP”). This liability is recorded at fair value based on the underlying value of certain hypothetical investments under the DCP as designated by each participant for their benefit. Since the value of the DCP obligations is based on market prices, the liability is classified within Level 1. In addition, in fiscal 2013, the Company had contingent consideration liabilities related to its acquisitions that were recorded at fair value and were based on Level 3 inputs (see Note 5(a)).

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at December 28, 2013:

		Fair Value at Reporting Date Using
	Balance as of December 28, 2013	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Equity security	$16,907	$16,907	$—	$—
Mutual funds	21,243	21,243	—	—

Total	$38,150	$38,150	$—	$—

Liabilities:
Deferred compensation liabilities	$44,009	$44,009	$—	$—
Contingent consideration	3,647	—	—	3,647

Total	$47,656	$44,009	$—	$3,647

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, were as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
Balance at beginning of period	$3,780	$86,368
Fair value adjustments	—	10,040
Payments made	(133)	(3,408)

Balance at end of period	$3,647	$93,000

The contingent consideration liability at December 28, 2013 is related to the Company’s Interlace Medical, Inc. (“Interlace”) acquisition and represents the remaining amounts withheld from payments made to the former stockholders of Interlace for legal indemnification provisions. As of the end of the second quarter of fiscal 2013, the Interlace contingent liability was no longer being remeasured as the final measurement period lapsed. The withheld amount is being used to pay qualifying legal expenses in connection with the litigation with Smith & Nephew, Inc. (“Smith & Nephew”) (see Note 5(b)).

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill. In the first quarter of fiscal 2014, the Company recorded a $3.1 million impairment charge to record certain of its buildings at fair value related to the Hitec organic photoconductor manufacturing line shutdown (see Note 3). The Company believes this adjustment falls within Level 3 of the fair value hierarchy.

The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $11.7 million and $12.6 million at December 28, 2013 and September 28, 2013, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost, less any write-downs for other-than-temporary impairment charges. Since the inputs utilized for the Company’s periodic impairment assessment are not based on observable market data, these cost method investments are generally classified within Level 3 of the fair value hierarchy. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical. In the first quarter of fiscal 2014, the Company recorded an other-than-temporary impairment charge of $0.7 million related to one of its cost-method investments.

The following chart depicts the level of inputs within the fair value hierarchy used to estimate the fair value of buildings and a cost-method equity investment measured on a nonrecurring basis for which the Company recorded impairment charges:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Fiscal 2014:
Buildings	$1,388			$1,388	$(3,132)
Cost-method equity investment	778			778	(705)

					$(3,837)

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, marketable securities, cost-method equity investments, insurance contracts, the DCP liability, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s marketable securities are recorded at fair value. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by U.S. GAAP, which approximates fair value, and the related DCP liability is recorded at fair value. The Company believes the carrying amounts of its cost-method investments approximate fair value.

Amounts outstanding under the Company’s Credit Agreement of $2.12 billion aggregate principal are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s Senior Notes had a fair value of approximately $1.06 billion as of December 28, 2013 based on their trading price, representing a Level 1 measurement. The fair value of the Company’s Convertible Notes is based on the trading prices of the respective notes at the dates noted and represents a Level 1 measurement. Refer to Note 4 for the carrying amounts of the various components of the Company’s debt.

The estimated fair values of the Company’s Convertible Notes were as follows:

	December 28, 2013	September 28, 2013
2007 Notes	$—	$405,000
2010 Notes	527,900	510,800
2012 Notes	509,400	518,800
2013 Notes	391,500	385,700

	$1,428,800	$1,820,300

As disclosed in Note 4, the Company redeemed the outstanding 2007 Notes in December 2013.

(3) Restructuring and Divestiture Charges

The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions. These actions are described below. The following table displays charges taken related to restructuring actions in fiscal 2014, 2013 and 2012 and a rollforward of the charges to the accrued balances as of December 28, 2013:

Restructuring and Divestiture Charges	Consolidation of Diagnostics Operations	Closure of Indianapolis Facility	Fiscal 2014 Actions	Fiscal 2013 Actions	Other Operating Cost Reductions	Total

Fiscal 2012 charges:
Non-cash impairment charge	$585	$—	$—	$—	$—	$585
Purchase orders and other contractual obligations	—	—	—	—	351	351
Workforce reductions	14,202	879	—	—	168	15,249
Facility closure costs	—	—	—	—	430	430
Other	—	900	—	—	—	900

Total fiscal 2012 charges	$14,787	$1,779	$—	$—	$949	$17,515

Restructuring and Divestiture Charges	Consolidation of Diagnostics Operations	Closure of Indianapolis Facility	Fiscal 2014 Actions	Fiscal 2013 Actions	Other Operating Cost Reductions	Total
Fiscal 2013 charges:
Workforce reductions	$13,950	$4,805	$—	$11,332	$1,127	$31,214
Facility closure costs	—	173	—	—	377	550
Other	—	651	—	42	236	929

Fiscal 2013 restructuring charges	$13,950	$5,629	$—	$11,374	$1,740	$32,693

Divestiture net charges	—	—	—	—	—	112

Fiscal 2013 restructuring and divestiture charges	$13,950	$5,629	$—	$11,374	$1,740	$32,805

Fiscal 2014 charges:
Workforce reductions	$796	$238	$12,933	$671	$—	$14,638
Property impairment	—	—	—	—	3,132	3,132
Facility closure costs	—	445	—	—	—	445
Other	—	—	—	—	49	49

Fiscal 2014 restructuring charges	$796	$683	$12,933	$671	$3,181	$18,264

Divestiture net charges	—	—	—	—	—	86

Fiscal 2014 restructuring and divestiture charges	$796	$683	$12,933	$671	$3,181	$18,350

Rollforward of Accrued Restructuring

Total fiscal 2012 charges	$14,787	$1,779	$—	$—	$949	$17,515
Non-cash impairment charges	(585)	—	—	—	—	(585)
Stock compensation	(3,500)	—	—	—	—	(3,500)
Severance payments	(2,423)	—	—	—	(206)	(2,629)
Other payments	—	—	—	—	(781)	(781)
Acquired	83	—	—	—	—	83
Foreign exchange and other adjustments	22	—	—	—	91	113

Balance at September 29, 2012	$8,384	$1,779	$—	$—	$53	$10,216

Fiscal 2013 restructuring charges	$13,950	$5,629	—	$11,374	$1,740	$32,693
Stock compensation	(6,322)	—	—	(1,595)	—	(7,917)
Non-cash impairment charges	—	—	—	—	(54)	(54)
Severance payments	(13,068)	(3,048)	—	(4,425)	(897)	(21,438)
Other payments	—	(566)	—	(25)	(560)	(1,151)
Foreign exchange and other adjustments	(2)	—	—	(14)	6	(10)

Balance at September 28, 2013	$2,942	$3,794	$—	$5,315	$288	$12,339

Fiscal 2014 restructuring charges	$796	$683	$12,934	$670	$3,181	$18,264
Stock compensation	—	—	(4,731)	(30)	—	(4,761)
Non-cash impairment charges	—	—	—	—	(3,132)	(3,132)
Severance payments	(251)	(3,153)	(3,748)	(1,939)	(268)	(9,359)
Other payments	—	(275)	—	—	(49)	(324)
Foreign exchange and other adjustments	—	—	—	—	5	5

Balance at December 28, 2013	$3,487	$1,049	$4,455	$4,016	$25	$13,032

Consolidation of Diagnostics Operations

In connection with its acquisition of Gen-Probe Incorporated (“Gen-Probe”), the Company implemented restructuring actions to consolidate its Diagnostics operations, such as streamlining product development initiatives, reducing overlapping functional areas such as sales, marketing and general and administrative functions, and consolidation of manufacturing resources, field services and support. As a result, the Company terminated certain employees from Gen-Probe and its legacy diagnostics business in research and development, sales, marketing, and general and administrative functions. The Company recorded severance and benefit charges in fiscal 2012 of $13.3 million related to this action pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420). The majority of these employees ceased working in the fourth quarter of fiscal 2012, and their full severance charge was recorded in the fourth quarter of fiscal 2012. In addition, certain of the terminated Gen-Probe employees had unvested stock options, which were accelerated at termination pursuant to the stock options’ original terms. As such, the severance charges in fiscal 2012 include $3.5 million of stock-based compensation expense. In fiscal 2013, the Company recorded $10.8 million of severance charges, including $6.3 million for stock-based compensation. Included in these charges is $9.7 million recorded in the second quarter of fiscal 2013 related to certain Gen-Probe executives who ceased employment, including Carl Hull, Gen-Probe’s former Chairman, President and Chief Executive Officer. The charge was for the acceleration of certain retention payments and equity awards pursuant to the original terms of the related agreements. No additional charges were recorded in fiscal 2014 under this portion of the action. In the first quarter of fiscal 2013, the Company recorded $0.8 million of severance charges.

In addition, the Company is in process of moving its legacy molecular diagnostics operations from Madison, Wisconsin to Gen-Probe’s facilities in San Diego, California. This transfer is expected to be finalized by the end of fiscal 2014 and, as a result, the employees in Madison will be terminated. The Company is recording severance and benefit charges pursuant to ASC 420 and estimates the total severance and benefits charge to be approximately $6.9 million, which is being recorded ratably over the estimated service period of the affected employees. In the first quarter of fiscal 2014 and 2013, the Company recorded $0.8 million and $1.0 million, respectively, for severance and benefits. In fiscal 2013 and 2012, the Company recorded $3.2 million and $0.9 million, respectively, for severance and benefits. The Company also recorded non-cash charges of $0.6 million in the fourth quarter of fiscal 2012 as a result of exiting certain research projects. Additional charges, which are not expected to be significant, will be recorded as the manufacturing operation is transferred and the facility is closed down. These charges will be recorded as they are incurred.

Closure of Indianapolis Facility

In the fourth quarter of fiscal 2012, the Company finalized its decision to transfer production of the majority of its interventional breast products, which are included within the Breast Health reporting segment, from its Indianapolis, Indiana facility to its facility in Costa Rica. The transfer was completed in the first quarter of fiscal 2014, and the termination of employees at the Indianapolis location was completed. The Company recorded severance and benefit charges pursuant to ASC 420 and the total severance and benefits charge under this action was $5.9 million, which was recorded ratably over the required service period of the affected employees. In the first quarter of fiscal 2014 and 2013, the Company recorded $0.2 million and $1.5 million, respectively, of severance charges. In fiscal 2013 and 2012, the Company recorded $4.8 million and $0.9 million, respectively, for severance charges. In addition, the Company recorded charges of $0.4 million in the first quarter of fiscal 2014 related to the termination of its lease and remaining lease payments as of the cease-use date. The Company also recorded miscellaneous charges of $0.8 million in fiscal 2013 and $0.9 million in fiscal 2012 for amounts owed to the state of Indiana for employment credits. The Company does not expect to incur any additional charges in connection with this action.

Fiscal 2013 Actions

During the third quarter of fiscal 2013, the Company implemented a cost reduction initiative comprised of reducing headcount and evaluating research projects and operating costs. In connection with this plan, the Company terminated certain employees on a worldwide basis. The Company is primarily recording severance and benefit charges pursuant to ASC 420 and estimates the total severance and benefits charge to be approximately $5.4 million. For those employees who will continue to be employed beyond the minimum retention period, charges are being recorded ratably over the estimated service period of the affected employees. In the first quarter of fiscal 2014, the Company recorded $0.7 million for severance and benefits charges. The Company recorded $4.6 million of severance and benefit charges in fiscal 2013.

During the fourth quarter of fiscal 2013, effective July 18, 2013, Robert A. Cascella resigned as the Company’s President and Chief Executive Officer, and as a member of the Board of Directors of the Company, and effective at the same time, John W. Cumming was appointed as the Company’s President and Chief Executive Officer. In connection with this management change, additional headcount reductions were implemented. As a result of this action, the Company recorded $6.8 million in the fourth quarter of fiscal 2013 for severance and benefits charges. All employees were notified prior to September 28, 2013 and primarily ceased employment in the fourth quarter of fiscal 2013. The severance and benefit charges were accounted for pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712), for those employees with contractual arrangements and under ASC 420 for the remainder of affected employees. In addition to the acceleration of stock options pursuant to the stock options’ original terms for certain employees, the Company also modified the terms of equity awards to certain employees resulting in aggregate stock compensation charges of $1.4 million recorded in the fourth quarter of fiscal 2013.

Fiscal 2014 Actions

During the first quarter of fiscal 2014, the Company implemented a cost reduction initiative comprised of reducing headcount and evaluating research projects and operating costs. In connection with this plan, the Company terminated certain employees on a worldwide basis. The Company recorded the severance and benefit charges pursuant to ASC 420 and ASC 712, depending on the nature of the benefits. The Company recorded $6.3 million of severance and benefit charges in the first quarter of fiscal 2014, which includes $0.4 million of stock compensation related to the acceleration of assumed options in the Gen-Probe acquisition.

On December 6, 2013, Stephen MacMillan was appointed as President, Chief Executive Officer and a director of the Company. The employment of Mr. Cumming, our prior President and Chief Executive Officer, terminated upon Mr. MacMillan’s appointment. The Company provided separation benefits to Mr. Cumming pursuant to his employment letter dated July 18, 2013 resulting in a charge of $6.6 million, which included $4.4 million of stock compensation related to the acceleration of all of Mr. Cumming’s outstanding equity awards in accordance with the existing terms of Mr. Cumming’s share based payment arrangements.

Other Operating Cost Reductions:

Hitec Organic Photoconductor Manufacturing Line Shutdown

In the fourth quarter of fiscal 2013, in connection with the Company’s cost reduction initiatives, the Company decided to shut-down its Hitec-Imaging organic photoconductor manufacturing line located in Germany. As a result, the Company will terminate certain employees, primarily in manufacturing, in fiscal 2014 and incur severance and benefit charges, which will be recorded pursuant to ASC 420. During the first quarter of fiscal 2014, the Company completed its negotiations with the local Works Council to determine severance benefits for the approximately 96 affected employees. The Company estimates the severance and related charges to be approximately $6.8 million. Under ASC 420, the recognition of severance charges will commence when the affected employees are notified and such charges are recognized ratably over the required service period to earn the benefits unless the service period is within the legal notification period in which case the charges are recognized on the communication date. The Company began notifying the affected employees in the second quarter of fiscal 2014 and expects to incur these charges in the remainder of fiscal 2014. In connection with this action, in the fourth quarter of fiscal 2013, the Company recorded a $0.3 million impairment charge to record certain equipment at fair value.

In the first quarter of fiscal 2014, the Company recorded an impairment charge of $3.1 million to record certain of its buildings at this location in Germany to their estimated fair value. This charge is included within restructuring and divestiture charges.

Consolidation of Selenium Panel Coating Production

During the third quarter of fiscal 2012, the Company finalized its decision to consolidate its Selenium panel coating process and transfer the production line to its Newark, Delaware facility from its Hitec-Imaging German subsidiary. This production line is included within the Breast Health segment. The transfer was completed in the fourth quarter of fiscal 2013. In connection with this consolidation plan, the Company terminated certain employees, primarily manufacturing personnel. Severance charges were recorded pursuant to ASC 420. The termination communications began in January 2013 and were completed during fiscal 2013. In connection with this action, the Company recorded severance charges of $1.1 million in fiscal 2013.

Other

The Company recorded a charge of $0.4 million in fiscal 2013 for a lease obligation charge and the write-off of related leaseholds.

Divestitures

In the fourth quarter of fiscal 2013, the Company designated the assets of its Elucigene product line, acquired in the Gen-Probe acquisition, as assets held-for-sale, and recorded a charge of $0.7 million to record the assets at fair value. In the first quarter of fiscal 2014, the Company finalized the sale of the assets for $2.8 million, and after adjusting for the value of assets transferred, the Company recorded an additional charge of $0.1 million. At September 28, 2013, assets held-for-sale consisted of inventory and certain equipment valued at $2.4 million and goodwill of $0.6 million.

The Company completed the sale of its Lifecodes business and recorded a net gain of $0.9 million in the second quarter of fiscal 2013. For the year ended September 28, 2013, the Company recorded a charge of $0.3 million related to the disposition of certain other assets held-for-sale.

(4) Borrowings and Credit Arrangements

The Company had total debt with a carrying value of $4.3 billion and $4.8 billion at December 28, 2013 and September 28, 2013, respectively. The Company’s borrowings consisted of the following:

	December 28, 2013	September 28, 2013
Current debt obligations, net of debt discount:
Term Loan A	$62,165	$49,713
Term Loan B	14,868	113,966
Convertible Notes	—	400,133

Total current debt obligations	77,033	563,812

Long-term debt obligations, net of debt discount:
Term Loan A	870,315	894,834
Term Loan B	1,155,973	1,159,272
Senior Notes	1,000,000	1,000,000
Convertible Notes	1,198,444	1,187,992

Total long-term debt obligations	4,224,732	4,242,098

Total debt obligations	$4,301,765	$4,805,910

Credit Agreement

On October 31, 2013, the Company voluntarily pre-paid $100.0 million of its Term Loan B facility, which was reflected in current debt obligations, net of debt discount, as of September 28, 2013. Pursuant to ASC 470, Debt, the Company recorded a debt extinguishment loss of $2.9 million to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to this voluntary prepayment.

Borrowings outstanding under the credit and guaranty agreement (“Credit Agreement”) for the three months ended December 28, 2013 and December 29, 2012 had weighted-average interest rates of 3.0% and 4.0%, respectively. The interest rates on the outstanding Term Loan A and Term Loan B borrowings at December 28, 2013 were 2.2% and 3.75%, respectively. Interest expense under the Credit Agreement totaled $20.4 million and $30.0 million for the three months ended December 28, 2013 and December 29, 2012, respectively, which includes non-cash interest expense of $3.3 million and $3.7 million, respectively, related to the amortization of the deferred financing costs and accretion of the debt discount.

The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Company and the guarantors, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets; engage in mergers or acquisitions or dispose of assets; enter into sale-leaseback transactions; pay dividends or make other distributions; voluntarily prepay other indebtedness; enter into transactions with affiliated persons; make investments; and change the nature of their businesses. The credit facilities also contain a total net leverage ratio and an interest coverage ratio financial covenant measured as of the last day of each fiscal quarter. The Company was in compliance with the Credit Agreement’s covenants as of December 28, 2013.

The Company has evaluated the Credit Agreement for derivatives pursuant to ASC 815, Derivatives and Hedging (ASC 815), and identified embedded derivatives that require bifurcation as the features are not clearly and closely related to the host instrument. The embedded derivatives are a default provision, which could require additional interest payments, and provision requiring contingent payments to compensate the lenders for changes in tax deductions. The Company has determined that the fair value of these embedded derivatives was nominal as of December 28, 2013 and September 28, 2013.

Senior Notes

The Company’s 6.25% senior notes due 2020 (the “Senior Notes”) mature on August 1, 2020 and bear interest at the rate of 6.25% per year, payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2013. The Company recorded interest expense of $16.0 million in the three months ended December 28, 2013 and December 29, 2012, which includes non-cash interest expense of $0.4 million related to the amortization of the deferred financing costs.

The Company evaluated the Senior Notes for derivatives pursuant to ASC 815 and did not identify any embedded derivatives that require bifurcation. All features were deemed to be clearly and closely related to the host instrument.

Convertible Notes

On November 14, 2013, the Company announced that it had issued a notice of redemption to the holders of its 2.00% Convertible Senior Notes due 2037 (“2007 Notes”) to redeem any 2007 Notes outstanding on December 18, 2013 at a redemption price payable in cash equal to 100% of the principal amount of the 2007 Notes plus accrued and unpaid interest to, but not including, December 18, 2013. Holders of the 2007 Notes also had the option of putting the 2007 Notes to the Company as of December 13, 2013. All of the 2007 Notes were redeemed at their par value aggregating $405.0 million. Under ASC 470, the derecognition of the 2007 Notes did not result in a gain or loss as the fair value of the liability component of the 2007 Notes was determined to be equal to the consideration paid to redeem the 2007 Notes, and as a result, no value was allocated to the reacquisition of the conversion option.

As a result of redeeming the 2007 Notes, the Company is required to recapture the original issuance discount previously deducted for tax purposes. The estimated tax due upon the Company’s repurchase and redemption of the 2007 Notes is approximately $76.0 million, which is payable in fiscal 2014.

The term “Convertible Notes” refers to the 2007 Notes; the 2.00% Convertible Exchange Senior Notes due December 15, 2037 (the “2010 Notes”); the 2.00% Convertible Senior Notes due March 1, 2042 (the “2012 Notes”); and the 2.00% Convertible Senior Notes due December 15, 2043 (the “2013 Notes”). The Convertible Notes and related equity components (recorded in additional paid-in-capital, net of deferred taxes) consisted of the following:

	December 28, 2013	September 28, 2013
2007 Notes principal amount	$—	$405,000
Unamortized discount	—	(4,867)

Net carrying amount	$—	$400,133

Equity component, net of taxes	$—	$121,496

2010 Notes principal amount	$450,000	$450,000
Unamortized discount	(54,193)	(58,310)

Net carrying amount	$395,807	$391,690

Equity component, net of taxes	$60,054	$60,054

2012 Notes principal amount	$500,000	$500,000
Unamortized discount	(32,851)	(34,630)

Net carrying amount	$467,149	$465,370

Equity component, net of taxes	$49,195	$49,195

2013 Notes principal amount	$370,000	$370,000
Principal accretion	12,999	9,225
Unamortized discount	(47,511)	(48,293)

Net carrying amount	$335,488	$330,932

Equity component, net of taxes	$131,451	$131,451

Interest expense under the Convertible Notes is as follows:

	Three months ended
	December 28, 2013	December 29, 2012
Amortization of debt discount	$11,546	$15,644
Amortization of deferred financing costs	650	908
Principal accretion	3,774	—

Non-cash interest expense	15,970	16,552

2.00% accrued interest	8,119	8,610

	$24,089	$25,162

(5) Commitments and Contingencies

(a) Contingent Earn-Out Payments

In connection with certain of its acquisitions, the Company has incurred obligations to make contingent earn-out payments tied to performance criteria, principally revenue growth of the acquired businesses over a specified period.

In the first quarter of fiscal 2013, the Company made its final contingent consideration payment of $16.8 million to the former shareholders of Adiana, Inc., which was net of amounts withheld for qualifying legal costs, and its final contingent consideration payment of $3.4 million to the former shareholders of Sentinelle Medical Inc.

In connection with the Company’s acquisition of Interlace in fiscal 2011, the Company had an obligation to the former Interlace stockholders to make contingent payments over a two-year period up to a maximum payout of $225.0 million based on a multiple of incremental revenue growth during the two-year period following the completion of the acquisition. Pursuant to ASC 805, Business Combinations, the Company recorded its estimate of the fair value of the contingent consideration liability based on future revenue projections of the Interlace business under various potential scenarios and weighted probability assumptions of these outcomes. The final measurement period ended during the second quarter of fiscal 2013, resulting in a contingent consideration liability of $93.8 million. Of this amount, $86.9 million was paid to the former Interlace stockholders in the second quarter of fiscal 2013. The remainder was withheld for legal indemnification provisions and is being used to pay qualifying legal expenses. At December 28, 2013, the Company had accrued $3.6 million.

In connection with the Company’s acquisition of TCT International Co., Ltd. (“TCT”) in June 2011, the Company had an obligation to certain of the former TCT shareholders, based on future employment, to make contingent payments over a two year period not to exceed $200.0 million less a deferred payment of $35.0 million from the initial consideration. These earnouts were recorded as compensation expense ratably over the required service periods. The first earn-out payment of $54.0 million was made in the fourth quarter of fiscal 2012. The second and final earn-out period was completed in the third quarter of fiscal 2013, and the Company paid $87.4 million of this earn-out in the fourth quarter of fiscal 2013. The remainder of this earn-out of $31.1 million was paid in the first quarter of fiscal 2014.

In connection with the Company’s acquisition of Beijing Healthcome Technology Company, Ltd. (“Healthcome”) in July 2011, the Company has an obligation to the former Healthcome shareholders to make contingent payments totaling $5.0 million. In July 2013, the Company paid $1.7 million per the terms of the acquisition agreement. At December 28, 2013, the Company had accrued $3.4 million for these contingent payments.

There were no contingent consideration expenses recorded in the first quarter of fiscal 2014. A summary of amounts recorded to the Consolidated Statements of Operations in the first quarter of fiscal 2013 is as follows:

Statement of Operations Line Item – 3 Months Ended December 29, 2012	Interlace	TCT	Total
Contingent consideration – compensation expense	$—	$29,486	$29,486
Contingent consideration – fair value adjustments	10,040	—	10,040

	$10,040	$29,486	$39,526

(b) Litigation and Related Matters

On June 9, 2010, Smith & Nephew filed suit against Interlace, which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. The complaint alleged that the Interlace MyoSure hysteroscopic tissue removal device infringed U.S. patent 7,226,459. On November 22, 2011, Smith & Nephew filed suit against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that use of the MyoSure hysteroscopic tissue removal system infringed U.S. patent 8,061,359. Both complaints sought permanent injunctive relief and unspecified damages. On September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the ‘459 and ‘359 patents and assessed damages of $4.0 million. A bench trial regarding the Company’s assertion of inequitable conduct on the part of Smith & Nephew with regard to the ‘359 patent was held on December 9, 2012 and oral arguments on the issue of inequitable conduct were presented on February 27, 2013. On June 27, 2013, the Court denied the Company’s motions related to inequitable conduct and allowed Smith & Nephew’s request for injunction, but ordered that enforcement of the injunction be stayed until final resolution, including appeal, of the current re-examinations of both patents at the United States Patent and Trademark Office (“USPTO”). The Court also rejected the jury’s damage award and ordered the parties to identify a mechanism for resolving the damages issue. On September 12, 2013, a status conference was held, and the Court invited the parties to submit briefs on the relevance of recent activity in the re-examinations at the USPTO. A hearing on this topic was held on October 29, 2013, and the parties are awaiting the Court’s ruling. The Company intends to file post-trial motions seeking to reverse the jury’s verdict. On January 14, 2014, the USPTO issued a final decision that the claims of the ‘459 patent asserted as part of the litigation are not patentable. The re-examination of the ‘359 patent is on-going. It is expected that patentability decisions made by the USPTO for both patents will proceed to appeal. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On March 6, 2012, Enzo Life Sciences, Inc. (“Enzo”) filed suit against the Company in the United States District Court for the District of Delaware. The complaint alleged that certain of the Company’s molecular diagnostics products, including without limitation products based on its proprietary Invader chemistry, such as Cervista HPV HR and Cervista HPV 16/18, infringe Enzo’s

U.S. patent 6,992,180. The complaint seeks permanent injunctive relief and unspecified damages. The Company was formally served with the complaint on July 3, 2012, and a trial is tentatively scheduled for the spring of 2015. In January 2012, Enzo filed suit against Gen-Probe in the United States District Court for the District of Delaware. The Gen-Probe complaint alleged that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s patented HPA technology, such as the Aptima Combo 2 and Aptima HPV assays, infringe Enzo’s U.S. patent 6,992,180. On September 30, 2013, Enzo amended its list of accused products to include Prodesse, MilliPROBE, PACE and Procleix assays. The complaint seeks permanent injunctive relief and unspecified damages, and a trial is tentatively scheduled for the spring of 2015. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On October 29, 2013, the Interlace stockholder representatives filed a complaint in the Delaware Court of Chancery alleging breach of contract for issues related to the payment of contingent consideration under the Interlace acquisition agreement, and are seeking $14.7 million in additional payments. The Company believes that Interlace has been paid all amounts due under the acquisition agreement and their claims are without merit. The Company is currently preparing its answer to the complaint. At this time, the Company is unable to reasonably assess the ultimate outcome of this case, or determine an estimate, or range of estimates, of potential losses.

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

(6) Sale of Makena

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

On February 3, 2011, the Company received FDA approval of Makena, and subject to a security interest and a right of reversion for failure to make future payments, all rights to Makena were transferred to KV. Upon FDA approval, the Company received $12.5 million, and including the $79.5 million previously received, the Company recorded a gain on the sale of intellectual property, net of the write-off of certain assets, of $84.5 million in the second quarter of fiscal 2011. Pursuant to the amended agreement, the Company received $12.5 million in the second quarter of fiscal 2012, which was recorded net of amounts due to the inventor of Makena. The Company was to receive the remaining $95.0 million of the sales price over a period of 18 to 30 months from FDA approval (subject to further deferral elections) depending on which of two payment options KV selected. KV would also have owed the Company a 5% royalty on sales for certain time periods determined based upon the payment option or deferral elections selected by KV. On August 4, 2012, KV and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. The Company had been pursuing its claims against KV in these proceedings for amounts due to the Company under its agreement with KV, and in December 2012, the Company and KV executed a settlement agreement, which became effective on December 28, 2012 upon the Bankruptcy Court entering certain orders. Under the settlement agreement, the Company released KV from all claims in consideration of a $60.0 million payment. The Company recorded this amount in the first quarter of fiscal 2013, net of certain costs, including contingent fees and amounts due to the inventor of Makena, resulting in a gain of $53.9 million. The Company will receive no further payments from KV.

(7) Marketable Securities

The Company’s marketable securities are comprised of an equity security and mutual funds. The equity security is an investment in the common stock of a publicly traded company, and the mutual funds are used to fund a portion of the Company’s DCP. The equity security is classified as available-for-sale and is recorded at fair value with the unrealized gains or losses, net of tax, within accumulated other comprehensive income (loss), which is a component of stockholders’ equity. The mutual funds are classified as trading and are recorded at fair value with gains and losses recorded in other income (expense) in the Consolidated Statements of Operations.

The following reconciles the cost basis to the fair market value of the Company’s one equity security:

Period Ended:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 28, 2013	$5,931	$10,976	$—	$16,907
September 28, 2013	$5,931	$12,156	$—	$18,087

(8) Net (Loss) Income Per Share

A reconciliation of basic and diluted share amounts are as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
Basic weighted-average common shares outstanding	272,708	266,344
Weighted-average common stock equivalents from assumed exercise of stock options and restricted stock units	—	3,035

Diluted weighted-average common shares outstanding	272,708	269,379

Weighted-average anti-dilutive shares related to:
Outstanding stock options	7,199	8,207
Restricted stock units	950	—

As more fully discussed in Note 4, the Company has outstanding Convertible Notes. The Company’s policy is to net share settle its Convertible Notes, and any conversion premium, at the Company’s option, may be satisfied by issuing shares of common stock, cash or a combination of shares and cash. For both periods presented, shares potentially issuable for the conversion premium of the Convertible Notes were excluded from the calculation of earnings per share as their effect would have been anti-dilutive.

(9) Stock-Based Compensation

The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations:

	Three Months Ended
	December 28, 2013	December 29, 2012
Cost of revenues	$1,510	$1,834
Research and development	1,873	1,868
Selling and marketing	1,749	2,201
General and administrative	3,833	5,941
Restructuring and divestiture	4,761	222

	$13,726	$12,066

The Company granted approximately 2.0 million and 2.1 million stock options during the three months ended December 28, 2013 and December 29, 2012, respectively, with weighted-average exercise prices of $21.82 and $19.86, respectively. There were 14.7 million options outstanding at December 28, 2013 with a weighted-average exercise price of $19.79.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended
	December 28, 2013	December 29, 2012
Risk-free interest rate	1.2%	0.5%
Expected volatility	41.4%	43.7%
Expected life (in years)	4.4	4.4
Dividend yield	—	—
Weighted-average fair value of options granted	$7.64	$7.06

The Company granted approximately 2.0 million and 1.8 million restricted stock units (RSUs) during the three months ended December 28, 2013 and December 29, 2012, respectively, with weighted-average grant date fair values of $21.51 and $19.86, respectively. As of December 28, 2013, there were 4.0 million unvested RSUs outstanding with a weighted-average grant date fair value of $20.18. The Company granted approximately 0.4 million performance stock units (PSUs) in the first quarter of fiscal 2014 to members of its senior management team. The PSUs were valued based on the Company’s stock price on the date of grant and have a weighted-average grant date fair value of $21.77. Each recipient of the PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate that it is probable the targeted number of shares will vest. The Company will cumulatively adjust compensation expense in the period it changes its estimate of the number of shares that are probable of vesting.

In connection with appointing its new President and Chief Executive Officer in December 2013, the Company granted approximately 0.1 million market stock units (MSUs). The MSUs vest in three separate tranches in an amount of 1/3rd of the total amount of the award based on the Company’s stock price meeting certain defined average stock prices for consecutive 30 trading day periods. These MSUs were valued at an average of $18.65 using the Monte Carlo simulation model and each tranche has its own derived service period. The Company is recognizing compensation expense under the accelerated method as prescribed by ASC 718, Compensation-Stock Compensation. In the first quarter of fiscal 2013, the Company granted approximately 0.1 million MSUs to its then Chief Executive Officer and Chief Financial Officer. The MSUs were valued at $18.49 using the Monte Carlo simulation model. Each recipient of these MSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s stock price achieves the defined measurement criteria. The Company is recognizing compensation expense over the required service period. For market-based awards, the compensation expense will be recognized by the Company regardless of whether the required criteria is met to receive such shares unless the requisite service period is not rendered. Due to the resignation of the former Chief Executive Officer in July 2013, his MSUs were forfeited and the related compensation expense previously recognized was reversed.

The Company uses the straight-line attribution method to recognize stock-based compensation expense for stock options and RSUs. The vesting term of stock options granted to employees is generally five years with annual vesting of 20% per year on the anniversary of the grant date, and RSUs granted to employees generally vest over four years with annual vesting at 25% per year on the anniversary of the grant date. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that is ultimately expected to vest. Based on an analysis of historical forfeitures, the Company has determined a specific forfeiture rate for certain employee groups and has applied forfeiture rates ranging from 0% to 6% as of December 28, 2013. This analysis is periodically re-evaluated and forfeiture rates will be adjusted as necessary. Ultimately, the actual stock-based compensation expense recognized will only be for those stock options and RSUs that vest.

At December 28, 2013, there was $36.6 million and $85.6 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, MSUs and PSUs), respectively, to be recognized over a weighted-average period of 3.7 years and 3.2 years, respectively.

(10) Other Balance Sheet Information

	December 28, 2013	September 28, 2013
Inventories
Raw materials	$110,828	$115,575
Work-in-process	56,653	51,171
Finished goods	134,228	122,617

	$301,709	$289,363

Property, plant and equipment
Equipment and software	$327,990	$318,473
Equipment under customer usage agreements	279,386	275,696
Building and improvements	173,489	171,469
Leasehold improvements	63,643	68,159
Land	51,659	51,633
Furniture and fixtures	16,654	22,628

	912,821	908,058
Less – accumulated depreciation and amortization	(433,086)	(416,530)

	$479,735	$491,528

(11) Business Segments and Geographic Information

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

Identifiable assets for the four principal operating segments consist of inventories, intangible assets including goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three months ended December 28, 2013 and December 29, 2012. Segment information is as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
Total revenues:
Diagnostics	$285,766	$305,916
Breast Health	226,491	220,808
GYN Surgical	78,854	80,909
Skeletal Health	21,337	23,729

	$612,448	$631,362

Operating income:
Diagnostics	$4,754	$14,295
Breast Health	43,849	44,946
GYN Surgical	11,123	622
Skeletal Health	1,559	3,366

	$61,285	$63,229

Depreciation and amortization:
Diagnostics	$92,186	$91,542
Breast Health	9,361	9,930
GYN Surgical	26,046	26,479
Skeletal Health	226	204

	$127,819	$128,155

Capital expenditures:
Diagnostics	$10,256	$13,853
Breast Health	1,805	3,580
GYN Surgical	1,786	2,745
Skeletal Health	142	179
Corporate	2,396	2,090

	$16,385	$22,447

	December 28, 2013	September 28, 2013
Identifiable assets:
Diagnostics	$4,598,845	$4,667,942
Breast Health	920,121	932,206
GYN Surgical	1,825,174	1,849,518
Skeletal Health	34,546	33,508
Corporate	1,105,622	1,517,649

	$8,484,308	$9,000,823

The Company had no customers with balances greater than 10% of accounts receivable as of December 28, 2013 or September 28, 2013, or any customer that represented greater than 10% of product revenues during the three months ended December 28, 2013 and December 29, 2012.

Products sold by the Company internationally are manufactured at both domestic and international locations. Transfers between the Company and its subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

The Company operates in the following major geographic areas as noted in the below chart. Revenue data is based upon customer location, and internationally totaled $154.9 million and $170.1 million during the three months ended December 28, 2013 and December 29, 2012, respectively. Other than the United States, no single country accounted for more than 10% of consolidated revenues. The Company’s sales in Europe are predominantly derived from France, Germany and the United Kingdom. The Company’s sales in Asia-Pacific are predominantly derived from China, Australia and Japan. The “All others” designation includes Canada, Latin America and the Middle East.

Revenues by geography as a percentage of total revenues are as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
United States	75%	73%
Europe	14%	14%
Asia-Pacific	7%	9%
All others	4%	4%

	100%	100%

(12) Income Taxes

In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its annual effective tax rate estimated for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date may be the best annual effective tax rate estimate. For the three months ended December 29, 2012, the Company determined that it was unable to make a reliable annual effective tax rate estimate due to the rate sensitivity as it related to its forecasted fiscal 2013 results. Therefore, the Company recorded a tax benefit for the three months ended December 29, 2012 based on the effective rate for the three months ended December 29, 2012.

The Company’s effective tax rate for the three months ended December 28, 2013 was negative 277.1%, or a provision on a pre-tax loss, compared to a 142.4% benefit on a pre-tax loss for the three months ended December 29, 2012. For the three months ended December 28, 2013, the effective tax rate differed from the statutory rate primarily due to unbenefited foreign losses. For the three months ended December 29, 2012, the tax rate benefit was primarily due to a $19.4 million valuation allowance release related to built-in capital losses, that the Company has concluded are more likely than not realizable as a result of the $53.9 million gain recorded on the Makena sale (see Note 6), partially offset by non-deductible contingent consideration compensation expense related to TCT and Interlace.

At December 28, 2013, the Company has recorded $1.45 billion of net deferred tax liabilities compared to $1.58 billion at September 28, 2013. The Company’s deferred tax assets are periodically evaluated to determine their recoverability.

The Company has $126.6 million in gross unrecognized tax benefits, excluding interest, at December 28, 2013. Total gross unrecognized tax benefits increased by $4.8 million from September 28, 2013. At December 28, 2013, $60.2 million in unrecognized tax benefits, if recognized, would reduce the Company’s effective tax rate. The remaining $66.4 million is related to temporary differences that would not affect the Company’s effective tax rate. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities in income tax expense. At December 28, 2013, accrued interest and penalties was $4.5 million.

The Internal Revenue Service is examining the Company’s fiscal year 2011 consolidated federal income tax return and Gen-Probe’s consolidated federal income tax returns for calendar years 2010 through the 2012 acquisition date.

(13) Goodwill and Intangible Assets

Goodwill

A rollforward of goodwill activity by reportable segment from September 28, 2013 to December 28, 2013 is as follows:

	Breast Health	Diagnostics	GYN Surgical	Skeletal Health	Total
Balance at September 28, 2013	$636,365	$1,153,554	$1,016,456	$8,153	$2,814,528
Disposition of a portion of a reporting unit	—	(86)	—	—	(86)
Tax adjustments	—	(151)	—	—	(151)
Foreign currency and other	(1,662)	1,090	179	9	(384)

Balance at December 28, 2013	$634,703	$1,154,407	$1,016,635	$8,162	$2,813,907

Intangible Assets

Intangible assets consisted of the following:

Description	As of December 28, 2013		As of September 28, 2013
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$4,006,670	$1,170,604	$4,008,947	$1,094,435
In-process research and development	24,000	—	24,000	—
Customer relationships and contracts	1,102,221	318,695	1,101,870	296,481
Trade names	238,071	85,817	238,103	81,844
Patents	13,153	8,558	13,026	8,495
Business licenses	2,669	689	2,647	616
Non-competition agreements	285	285	296	296

Totals	$5,387,069	$1,584,648	$5,388,889	$1,482,167

The estimated remaining amortization expense as of December 28, 2013 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2014	$307,704
Fiscal 2015	$395,750
Fiscal 2016	$381,987
Fiscal 2017	$372,751
Fiscal 2018	$362,226

(14) Product Warranties

Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Three Months Ended:
December 28, 2013	$9,258	$2,016	$(2,357)	$8,917
December 29, 2012	$6,179	$3,131	$(2,739)	$6,571

(15) Equity

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

The Rights are not exercisable until the Distribution Date. Upon the Distribution Date, the Rights separate from the Common Stock and become exercisable. The Distribution Date is the earlier of (i) 10 business days from the public announcement that a person or group of affiliated or associated persons has become an Acquiring Person (as defined below) or (ii) 10 business days (or such later date as may be determined by action of the Board) from the commencement of, or public announcement of an intention to make, a tender or exchange offer the consummation of which would result in any person or group of affiliated persons becoming an Acquiring Person. Generally, an Acquiring Person is a person or group of affiliated or associated persons that acquire beneficial ownership of 10% (15% in the case of a passive institutional investor) or more of the outstanding shares of common stock. The Rights will expire on November 20, 2014, unless the Rights are earlier redeemed or exchanged by the Company, in each case as defined in the Rights Agreement.

The Rights Agreement is a derivative under ASC 815. The Company has determined that any value assigned would be insignificant and as such has not recorded any amounts for this derivative in its consolidated financial statements.

Stock Repurchase Program

On November 11, 2013, the Company announced that its Board of Directors authorized the repurchase of up to $250 million of the Company’s outstanding common stock over the next three years. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will be determined based upon the Company’s evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. Through December 28, 2013, the Company had not repurchased any shares of its common stock under this program.

(16) Pension and Other Employee Benefits

The Company has certain defined benefit pension plans covering the employees of its Hitec-Imaging German subsidiary (formerly AEG). As of December 28, 2013 and September 28, 2013, the Company’s pension liability related to its German employees was $10.2 million and $10.1 million, respectively, which is primarily recorded as a component of long-term liabilities in the Consolidated Balance Sheets. As of December 28, 2013 and September 28, 2013, the pension plans held no assets. The Company also has defined benefit pension plans covering its Swiss employees as required by the Swiss government. The Company’s net pension liability related to its Swiss employees as of December 28, 2013 was $0.8 million. The Company’s net periodic benefit cost and components thereof were not material during the three months ended December 28, 2013 and December 29, 2012.

(17) New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. ASU 2013-11 amends the presentation requirements of ASC 740, Income Taxes, and requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2013, which is fiscal 2015 for the Company. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The Company is currently evaluating the impact of the adoption of ASU 2013-11 on its consolidated financial statements.

(18) Supplemental Guarantor Condensed Consolidating Financials

The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by Hologic, Inc. (“Parent/Issuer”) and certain of its domestic subsidiaries, which are 100% owned by Hologic, Inc. The following represents the supplemental condensed financial information of Hologic, Inc. and its guarantor and non-guarantor subsidiaries, as of December 28, 2013 and September 28, 2013 and for the three months ended December 28, 2013 and December 29, 2012, as applicable.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended December 28, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product sales	$105,456	$381,568	$126,403	$(101,045)	$512,382
Service and other revenues	85,946	15,873	11,744	(13,497)	100,066

	191,402	397,441	138,147	(114,542)	612,448

Costs and expenses:
Cost of product sales	52,873	138,760	86,290	(101,045)	176,878
Cost of product sales – amortization of intangible assets	1,397	74,109	1,160	—	76,666
Cost of service and other revenues	42,320	7,642	16,843	(13,497)	53,308
Research and development	7,517	38,851	2,301	—	48,669
Selling and marketing	17,926	42,775	22,556	—	83,257
General and administrative	14,656	41,494	11,669	—	67,819
Amortization of intangible assets	779	24,163	1,274	—	26,216
Restructuring and divestiture charges	4,990	9,756	3,604	—	18,350

	142,458	377,550	145,697	(114,542)	551,163

Income from operations	48,944	19,891	(7,550)	—	61,285
Interest income	99	305	194	(242)	356
Interest expense	(60,654)	(308)	(570)	242	(61,290)
Debt extinguishment loss	(2,940)	—	—	—	(2,940)
Other income (expense), net	9,565	(9,344)	949	—	1,170

(Loss) income before income taxes	(4,986)	10,544	(6,977)	—	(1,419)
Provision (benefit) for income taxes	(59)	1,560	2,431	—	3,932
Equity in earnings (losses) of subsidiaries	(424)	10,088	—	(9,664)	—

Net (loss) income	$(5,351)	$19,072	$(9,408)	$(9,664)	$(5,351)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended December 29, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product sales	$98,043	$379,771	$131,127	$(75,687)	$533,254
Service and other revenues	77,960	21,141	11,820	(12,813)	98,108

	176,003	400,912	142,947	(88,500)	631,362

Costs and expenses:
Cost of product sales	53,520	163,895	80,599	(75,687)	222,327
Cost of product sales – amortization of intangible assets	1,306	72,917	1,064	—	75,287
Cost of service and other revenues	38,378	15,591	10,919	(12,813)	52,075
Research and development	7,418	41,753	2,338	—	51,509
Selling and marketing	20,773	47,365	26,305	—	94,443
General and administrative	15,320	31,016	8,055	—	54,391
Amortization of intangible assets	678	26,649	1,199	—	28,526
Contingent consideration – compensation expense	29,486	—	—	—	29,486
Contingent consideration – fair value adjustments	10,040	—	—	—	10,040
Gain on sale of intellectual property	—	(53,884)	—	—	(53,884)
Restructuring and divestiture charges	221	3,286	426	—	3,933

	177,140	348,588	130,905	(88,500)	568,133

Income (loss) from operations	(1,137)	52,324	12,042	—	63,229
Interest income	131	42	87	—	260
Interest expense	(71,254)	(314)	(513)	—	(72,081)
Other income (expense), net	119	(4,046)	5,180	(14)	1,239

(Loss) income before income taxes	(72,141)	48,006	16,796	(14)	(7,353)
(Benefit) provision for income taxes	(11,747)	(3,114)	4,390	—	(10,471)
Equity in earnings (losses) of subsidiaries	63,512	10,934	—	(74,446)	—

Net income (loss)	$3,118	$62,054	$12,406	$(74,460)	$3,118

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended December 28, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(5,351)	$19,072	$(9,408)	$(9,664)	$(5,351)
Change in cumulative translation adjustment	—	89	(1,277)	—	(1,188)
Unrealized loss on available-for-sale security	—	(1,180)	—	—	(1,180)
Adjustment to minimum pension liability, net of taxes	—	—	(615)	—	(615)

Comprehensive (loss) income	$(5,351)	$17,981	$(11,300)	$(9,664)	$(8,334)

For the Three Months Ended December 29, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$3,118	$62,054	$12,406	$(74,460)	$3,118
Change in cumulative translation adjustment	—	577	1,392	—	1,969
Unrealized loss on available-for-sale security	—	(557)	—	—	(557)

Comprehensive income (loss)	$3,118	$62,074	$13,798	$(74,460)	$4,530

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 28, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$105,467	$237,040	$99,981	$—	$442,488
Restricted cash	—	—	6,149	—	6,149
Accounts receivable, net	112,650	177,153	104,668	—	394,471
Inventories	84,863	164,027	52,819	—	301,709
Deferred income tax assets	14,953	19,665	735	—	35,353
Prepaid expenses and other current assets	17,398	18,199	11,172	—	46,769
Prepaid income taxes	—	2,475	—	(2,475)	—
Intercompany receivables	—	2,512,661	38,572	(2,551,233)	—

Total current assets	335,331	3,131,220	314,096	(2,553,708)	1,226,939

Property, plant and equipment, net	29,489	347,764	102,482	—	479,735
Intangible assets, net	17,730	3,686,929	97,762	—	3,802,421
Goodwill	282,448	2,391,882	139,577	—	2,813,907
Long-term intercompany notes receivable	—	144,000	—	(144,000)	—
Other assets	110,033	49,424	1,849	—	161,306
Investment in subsidiaries	8,669,060	199,034	279	(8,868,373)	—

Total assets	$9,444,091	$9,950,253	$656,045	$(11,566,081)	$8,484,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$77,033	$—	$—	$—	$77,033
Accounts payable	28,610	51,945	10,411	—	90,966
Accrued expenses	216,379	66,514	43,978	(2,741)	324,130
Deferred revenue	99,648	8,404	28,076	—	136,128
Intercompany payables	2,511,416	—	42,576	(2,553,992)	—

Total current liabilities	2,933,086	126,863	125,041	(2,556,733)	628,257

Long-term debt, net of current portion	4,224,732	—	—	—	4,224,732
Deferred income tax liabilities	75,995	1,398,678	10,792	—	1,485,465
Deferred service obligations – long-term	9,844	3,476	10,936	—	24,256
Other long-term liabilities	105,903	29,774	35,390	—	171,067
Long-term intercompany notes payable	144,000	—	—	(144,000)	—

Total stockholders’ equity	1,950,531	8,391,462	473,886	(8,865,348)	1,950,531

Total liabilities and stockholders’ equity	$9,444,091	$9,950,253	$656,045	$(11,566,081)	$8,484,308

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

September 28, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$321,523	$387,422	$113,545	$—	$822,490
Restricted cash	—	—	6,914	—	6,914
Accounts receivable, net	126,036	174,433	108,804	—	409,273
Inventories	81,924	146,678	60,761	—	289,363
Deferred income tax assets	—	19,042	494	(19,536)	—
Prepaid income taxes	47,131	2,303	—	(4,689)	44,745
Prepaid expenses and other current assets	16,246	21,112	11,003	—	48,361
Intercompany receivables	—	2,442,502	31,949	(2,474,451)	—
Other current assets – assets held-for-sale	—	—	2,997	—	2,997

Total current assets	592,860	3,193,492	336,467	(2,498,676)	1,624,143

Property, plant and equipment, net	29,313	356,736	105,479	—	491,528
Intangible assets, net	19,925	3,784,987	101,810	—	3,906,722
Goodwill	283,038	2,390,939	140,551	—	2,814,528
Other assets	103,548	58,446	1,908	—	163,902
Investments in subsidiaries	8,667,620	129,016	2,296	(8,798,932)	—

Total assets	$9,696,304	$9,913,616	$688,511	$(11,297,608)	$9,000,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$563,812	$—	$—	$—	$563,812
Accounts payable	27,865	42,661	10,008	—	80,534
Accrued expenses	152,950	79,629	44,319	(4,967)	271,931
Deferred revenue	93,306	7,958	31,055	—	132,319
Deferred income tax liabilities	59,346	—	—	(19,536)	39,810
Intercompany payables	2,418,089	—	64,411	(2,482,500)	—

Total current liabilities	3,315,368	130,248	149,793	(2,507,003)	1,088,406

Long-term debt, net of current portion	4,242,098	—	—	—	4,242,098
Deferred income tax liabilities	89,085	1,435,522	10,699	—	1,535,306
Deferred service obligations – long-term	11,251	3,511	12,864	(2,170)	25,456
Other long-term liabilities	96,990	37,598	33,456	—	168,044

Total stockholders’ equity	1,941,512	8,306,737	481,699	(8,788,435)	1,941,513

Total liabilities and stockholders’ equity	$9,696,304	$9,913,616	$688,511	$(11,297,608)	$9,000,823

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended December 28, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$301,568	$(141,991)	$(10,311)	$—	$149,266

INVESTING ACTIVITIES
Proceeds from sale of business, net	—	—	2,431	—	2,431
Purchase of property and equipment	(2,873)	(3,210)	(2,334)	—	(8,417)
Increase in equipment under customer usage agreements	(418)	(4,265)	(3,285)	—	(7,968)
Net sales (purchases) of insurance contracts	13,841	—	—	—	13,841
Purchases of mutual funds	(29,732)	—	—	—	(29,732)
Sales of mutual funds	15,891	—	—	—	15,891
(Increase) decrease in other assets	106	(1,004)	469	—	(429)

Net cash provided by (used in) investing activities	(3,185)	(8,479)	(2,719)	—	(14,383)

FINANCING ACTIVITIES
Repayment of long-term debt	(521,250)	—	—	—	(521,250)
Net proceeds from issuance of common stock pursuant to employee stock plans	12,906	—	—	—	12,906
Excess tax benefit related to equity awards	2,959	—	—	—	2,959
Payment of employee restricted stock minimum tax withholdings	(9,054)	—	—	—	(9,054)

Net cash used in financing activities	(514,439)	—	—	—	(514,439)
Effect of exchange rate changes on cash and cash equivalents	—	88	(534)	—	(446)

Net decrease in cash and cash equivalents	(216,056)	(150,382)	(13,564)	—	(380,002)
Cash and cash equivalents, beginning of period	321,523	387,422	113,545	—	822,490

Cash and cash equivalents, end of period	$105,467	$237,040	$99,981	$—	$442,488

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended December 29, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$112,839	$30,075	$12,111	$—	$155,025

INVESTING ACTIVITIES
Payment of additional acquisition consideration	(16,808)	—	—	—	(16,808)
Proceeds from sale of business, net	—		1,488	—	1,488
Proceeds from sale of intellectual property	—	60,000	—	—	60,000
Purchase of property and equipment	(2,887)	(6,037)	(2,309)	—	(11,233)
Increase in equipment under customer usage agreements	(286)	(7,172)	(3,756)	—	(11,214)
Purchase of insurance contracts	(4,000)	—	—	—	(4,000)
Purchase of cost-method investments	(3,400)	(225)	—	—	(3,625)
(Increase) decrease in other assets	(1,967)	(478)	3,589	—	1,144

Net cash provided by (used in) investing activities	(29,348)	46,088	(988)	—	15,752

FINANCING ACTIVITIES
Repayment of long-term debt	(16,250)	—	—	—	(16,250)
Payment of contingent consideration	(3,408)	—	—	—	(3,408)
Net proceeds from issuance of common stock pursuant to employee stock plans	12,777	—	—	—	12,777
Excess tax benefit related to equity awards	2,185	—	—	—	2,185
Payment of employee restricted stock minimum tax withholdings	(7,885)	—	—	—	(7,885)

Net cash used in financing activities	(12,581)	—	—	—	(12,581)
Effect of exchange rate changes on cash and cash equivalents	—	(2,387)	2,232	—	(155)

Net increase in cash and cash equivalents	70,910	73,776	13,355	—	158,041
Cash and cash equivalents, beginning of period	210,028	269,416	80,986	—	560,430

Cash and cash equivalents, end of period	$280,938	$343,192	$94,341	$—	$718,471

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operations;

•	the coverage and reimbursement decisions of third-party payors and the guidelines, recommendations, and studies published by various organizations relating to the use of our products and treatments;

•	the uncertainty of the impact of cost containment efforts and federal healthcare reform legislation on our business and results of operations;

•	the ability to successfully manage ongoing organizational and strategic changes, including our ability to attract, motivate and retain key employees;

•	the impact and anticipated benefits of recently completed acquisitions and acquisitions we may complete in the future;

•	the ability to consolidate certain of our manufacturing and other operations on a timely basis and within budget, without disrupting our business and to achieve anticipated cost synergies in connection therewith;

•	our goal of expanding our market positions;

•	the development of new competitive technologies and products;

•	regulatory approvals and clearances for our products;

•	production schedules for our products;

•	the anticipated development of our markets and the success of our products in these markets;

•	the anticipated performance and benefits of our products;

•	business strategies;

•	estimated asset and liability values;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future;

•	our compliance with covenants contained in our indebtedness;

•	anticipated trends relating to our financial condition or results of operations; and

•	our capital resources and the adequacy thereof.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include the cautionary statements set forth herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013. We qualify all of our forward-looking statements by these cautionary statements.

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

We offer a wide range of diagnostic products which are used primarily to aid in the diagnosis of human diseases and screen donated human blood. Our molecular diagnostic products include our Aptima family of assays based on our Transcription-Mediated-Amplification, or TMA, technology, our Cervista products based on our proprietary Invader chemistry and our advanced instrumentation (Panther and Tigris). The Aptima family of assays is used to detect the infectious microorganisms that cause the common sexually transmitted diseases, or STDs, chlamydia and gonorrhea, certain high-risk strains of human papillomavirus, or HPV, and Trichomonas vaginalis, the parasite that causes trichomoniasis. Our Invader chemistry is comprised of molecular diagnostic reagents used for a variety of DNA and RNA analysis applications, including our Cervista HPV high risk, or HR, and Cervista HPV 16/18 products to assist in the diagnosis of HPV, as well as other products to diagnose cystic fibrosis, cardiovascular risk and other diseases. Our diagnostics products also include the ThinPrep System, which is primarily used in cytology applications such as cervical cancer screening, and the Rapid Fetal Fibronectin Test, which assists physicians in assessing the risk of pre-term birth. In blood screening, we develop and manufacture the Procleix family of assays, which are used to detect Human Immunodeficiency Virus, or HIV, the Hepatitis C Virus, or HCV, the Hepatitis B Virus, or HBV, the West Nile Virus, or WNV, the Hepatitis A Virus, or HAV, and Parvovirus, in donated human blood. These blood screening products are marketed worldwide by our blood screening collaborator, Grifols, S.A., or Grifols, under Grifols’ trademarks. In January 2014, Grifols completed its acquisition of the blood screening business of Novartis Vaccines and Diagnostics, Inc.

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

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Sales

	Three Months Ended
	December 28, 2013		December 29, 2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Sales
Diagnostics	$278,354	45%	$294,590	47%	$(16,236)	(6)%
Breast Health	140,984	23%	141,277	22%	(293)	0%
GYN Surgical	78,511	13%	80,556	13%	(2,045)	(3)%
Skeletal Health	14,533	2%	16,831	3%	(2,298)	(14)%

	$512,382	84%	$533,254	84%	$(20,872)	(4)%

Diagnostics product sales decreased 6% in the current quarter compared to the corresponding period in the prior year. This decrease was primarily due to the divestiture of our Lifecodes business in the second quarter of fiscal 2013, which had contributed $12.6 million in the first quarter of fiscal 2013, a reduction in ThinPrep revenues of $12.7 million, and a reduction in Prodesse revenues of $3.2 million. Partially offsetting this decline was an increase in blood screening revenues of $9.3 million and a $7.2 million increase from our molecular diagnostics products, primarily our Aptima family of assays. We attribute the reduction in ThinPrep revenues primarily to lower sales volumes domestically resulting from an increase in screening intervals based on guidelines released in 2012 by the American Congress of Obstetrics and Gynecologists and the U.S. Preventative Services Task Force and lower average sales prices internationally, primarily in China where we have transitioned to selling more of our products through distributors, partially offset by higher volumes internationally. Prodesse revenues decreased in the current quarter primarily due to a milder flu season this year compared to the corresponding period in the prior year. Our blood screening revenues increased primarily due to the inclusion of contingent revenue under our blood screening collaboration that was not recognized in the first quarter of fiscal 2013 due to unbilled accounts receivable being recorded as a fair value adjustment in purchase accounting. Under the collaboration, a portion of our blood screening revenue is contingent on donations testing revenue earned by our blood screening collaborator. As a result, amounts to be received for this contingent revenue related to inventory on hand and not yet utilized by Novartis’ (our blood screening collaborator at the time) customers as of the date we acquired Gen-Probe were recorded as unbilled accounts receivable on the balance sheet in purchase accounting and were not recorded as revenue in our results of operations in the first quarter of fiscal 2013. This increase in blood screening revenues was partially offset by lower WNV assay sales compared to the corresponding period in fiscal 2013 as last year generally had a much higher incidence of the WNV resulting in a restocking order that did not recur in the current quarter. The increase in revenues related to our Aptima family of assays was primarily due to increased volumes from our strategic alliance with Quest Diagnostics Incorporated executed in the third quarter of fiscal 2013, increased Tigris instrument sales, and increased sales volumes of our HPV screening assay, which was FDA approved for use on our Panther system in the fourth quarter of fiscal 2013. These increase were partially offset by slightly lower average sales prices.

Breast Health product sales were relatively flat in the current quarter compared to the corresponding period in the prior year. In the current quarter, our digital mammography systems revenue increased $1.9 million compared to the corresponding period in the prior year primarily due to the increase in 3D Dimensions revenue of $8.2 million as we sold more units with slightly higher average sales prices in the United States, partially offset by lower average sales prices internationally. As expected, we continue to experience a decline in the number Selenia units sold as well as slightly lower average sales prices for our 2D Dimensions products partially due to configuration differences. In addition, our breast biopsy products revenue increased $1.7 million in the current quarter compared to the corresponding period in the prior year primarily due to the increase in the number of Eviva biopsy devices sold worldwide. Recent adverse changes in the reimbursement for our breast biopsy products may result in lower sales prices of such products in the future.

GYN Surgical product sales decreased 3% in the current quarter compared to the corresponding period in the prior year primarily due to a decline in sales of NovaSure devices of $7.3 million, partially offset by a $5.4 million increase in MyoSure system sales, including our new Aquilex fluid management system used with our MyoSure devices. We experienced a decrease in the number of NovaSure devices sold in the United States, which we continue to believe is primarily attributable to patients delaying surgery or opting for lower cost and generally less effective alternatives. The MyoSure system continues to gain strong market acceptance as unit sales increase.

Skeletal Health product sales decreased 14% in the current quarter compared to the corresponding period in the prior year primarily due to a decrease of $1.2 million in our osteoporosis assessment product sales due to lower volumes and pricing pressures on a worldwide basis as competition increases and a decrease in mini C-arm system sales of $0.9 million primarily in the United States.

Product sales by geography as a percentage of total product sales were as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
United States	74%	71%
Europe	15%	16%
Asia-Pacific	7%	9%
All others	4%	4%

	100%	100%

The increase in product sales in the United States as a percentage of consolidated product sales is primarily due to higher sales of our 3D Dimensions systems and higher sales from our blood screening business as described above. The decrease in product sales in Asia-Pacific as a percentage of consolidated product sales is primarily driven by a reduction in ThinPrep revenues in China year over year.

Service and Other Revenues

	Three Months Ended
	December 28, 2013		December 29, 2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$100,066	16%	$98,108	16%	$1,958	2%

Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. Service and other revenues increased 2% in the current quarter compared to the corresponding period in the prior year primarily in our Breast Health business due to an increase in the number of service contracts driven by an increase in our installed base of our digital mammography systems, and higher training revenues on our digital mammography systems.

Cost of Product Sales

	Three Months Ended
	December 28, 2013		December 29, 2012		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Sales	$176,878	35%	$222,327	42%	$(45,449)	(20)%
Cost of Product Sales – Amortization of Intangible Assets	76,666	15%	75,287	14%	1,379	2%

	$253,544	49%	$297,614	56%	$(44,070)	(15)%

Product sales gross margin improved to 51% in the current quarter compared to 44% in the corresponding period in the prior year.

Cost of Product Sales. The cost of product sales, excluding amortization of intangible assets, as a percentage of product sales was 35% in the current quarter compared to 42% in the corresponding period in the prior year. Cost of product sales as a percentage of product sales in the current quarter decreased in Diagnostics, Breast Health, and GYN Surgical and increased in Skeletal Health compared to the corresponding period in the prior year, resulting in an overall improved gross margin rate.

Diagnostics’ gross margin rate in the current quarter increased compared to the corresponding period in the prior year primarily due to the inclusion in the first quarter of fiscal 2013 of $29.9 million of additional costs related to the sale of acquired inventory written up to fair value in purchase accounting, and we were able to recognize contingent revenue under the blood screening collaboration in fiscal 2014 that we were not able to recognize in the first quarter of fiscal 2013 as described above. In addition, we experienced favorable manufacturing variances across our products and lower royalty costs for ThinPrep, partially offset by unfavorable pricing on ThinPrep sales.

Breast Health’s gross margin rate improved in the current quarter compared to the corresponding period in the prior year primarily due to the increase in 3D Dimensions sales on both a unit basis and as a percentage of total digital mammography systems sales compared to our 2D systems. Our 3D Dimensions systems have higher average sales prices than our 2D systems resulting in higher gross margins. We also experienced favorable manufacturing variances in the current quarter.

GYN Surgical’s gross margin rate for the current quarter was relatively flat with the corresponding period in the prior year as product costs decreased slightly but were offset by higher amortization expenses as a percentage of revenue. Product costs as a percentage of revenue declined slightly primarily due to lower overhead at the Costa Rica facility allocated to these products as a result of the transfer of our breast biopsy products from our Indianapolis, Indiana facility during fiscal 2013. In addition, we experienced favorable manufacturing variances in the current quarter, partially offset by the impact of lower NovaSure volumes and higher MyoSure volumes. Our NovaSure systems have a higher gross margin than our MyoSure products.

Skeletal Health’s gross margin rate decreased primarily due to lower unit sales and increased pricing pressures compared to the prior year period.

Cost of Product Sales—Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology. These intangible assets are generally amortized over their estimated useful lives of between 8.5 and 20 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. The economic pattern is based on undiscounted future cash flows. The increase in amortization expense in the current quarter compared to the corresponding period in the prior year is primarily due to certain in-process research and development projects recorded as assets in the Gen-Probe acquisition receiving FDA approval in fiscal 2013. As a result, these approved projects are now being amortized.

Cost of Service and Other Revenues

	Three Months Ended
	December 28, 2013		December 29, 2012		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$53,308	53%	$52,075	53%	$1,233	2%

Service and other revenues gross margin was 47% in both the current quarter and the corresponding period in the prior year. Within our Breast Health segment, the continued conversion of a high percentage of our domestic installed base of digital mammography systems to service contracts upon expiration of the warranty period without a corresponding increase in costs to service such contracts has resulted in higher gross margins, partially offset by increased costs in our Diagnostics segment for additional expenses incurred related to our international expansion efforts.

Operating Expenses

	Three Months Ended
	December 28, 2013		December 29, 2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Research and development	$48,669	8%	$51,509	8%	$(2,840)	(6)%
Selling and marketing	83,257	14%	94,443	15%	(11,186)	(12)%
General and administrative	67,819	11%	54,391	9%	13,428	25%
Amortization of intangible assets	26,216	4%	28,526	5%	(2,310)	(8)%
Contingent consideration – compensation expense	—	—%	29,486	5%	(29,486)	(100)%
Contingent consideration – fair value adjustments	—	—%	10,040	2%	(10,040)	(100)%
Gain on sale of intellectual property	—	—%	(53,884)	(9)%	53,884	(100)%
Restructuring and divestiture charges	18,350	3%	3,933	1%	14,417	367%

	$244,311	40%	$218,444	35%	$25,867	12%

Research and Development Expenses. Research and development expenses decreased 6% in the current quarter compared to the corresponding period in the prior year primarily due to lower headcount and reductions to certain development programs, primarily in the GYN Surgical business. These decreases were primarily due to our cost containment measures implemented in fiscal 2013 and the beginning of the first quarter of fiscal 2014. In addition, we divested our Lifecodes business in the second quarter of fiscal 2013, and as such we had no expenses in fiscal 2014 related to the Lifecodes business compared to $2.2 million in the first quarter of fiscal 2013. Partially offsetting these decreases was additional program spend for our virology product line. Research and development primarily reflects spending on new product development programs, regulatory compliance and clinical research and trials. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses decreased 12% in the current quarter compared to the corresponding period in the prior year primarily due to lower headcount and lower spend for certain marketing directives, such as trade shows, seminars, and medical education, primarily as a result of our cost containment measures implemented in fiscal 2013 and the beginning of the first quarter of fiscal 2014. In addition, in the first quarter of fiscal 2013, we incurred $2.3 million of expenses related to the Lifecodes business that we divested in the second quarter of fiscal 2013.

General and Administrative Expenses. General and administrative expenses increased 25% in the current quarter compared to the corresponding period in the prior year primarily due to the $5.4 million impact of the medical device excise tax, which became effective in the second quarter of fiscal 2013, an increase in legal and consulting services of $4.7 million to assist us in our negotiation and response to shareholder activism, and higher international bad debt expense, partially offset by lower compensation and benefit costs due to lower headcount from our cost containment measures and lower integration costs related to the Gen-Probe acquisition. In addition, the first quarter of fiscal 2013 included a legal settlement benefit.

Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, business licenses and non-compete agreements related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The decrease in the current quarter compared to the corresponding period in the prior year is primarily due to lower amortization from intangibles acquired in the Cytyc, Inc. acquisition in fiscal 2008 as the pattern of economic benefits decreases.

Contingent Consideration—Compensation Expense. In connection with certain of our recent acquisitions, we were obligated to make contingent earn-out payments. Amounts recorded in this financial statement line item are those contingent payments that were contingent on future employment. These payments were also generally based on achieving certain performance milestones, typically incremental revenue growth, as was the case for our TCT International Co., Ltd., or TCT, acquisition. The amounts recorded in fiscal 2013 relate solely to TCT. The measurement period ended in fiscal 2013, and as such, there are no charges in fiscal 2014.

Contingent Consideration—Fair Value Adjustments. In connection with our acquisition of Interlace Medical, Inc., or Interlace, we were required to pay future consideration that was contingent on achieving certain revenue based milestones. As of the acquisition date, we recorded contingent consideration liabilities for the estimated fair value of the amount we expected to pay to the former shareholders of the acquired business. This liability was not contingent on future employment and was based on future revenue projections of the business under various potential scenarios and weighted probability assumptions of these outcomes. At each reporting period, we re-measured the fair value of this liability and recorded the changes in fair value as a charge or gain. Increases or decreases in the fair value of contingent consideration liabilities can result from accretion of the liability for the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. The $10.0 million charge in the first quarter of fiscal 2013 was due to an increase in the liability as a result of higher projected revenues for the Interlace products. The measurement period for this contingent consideration ended in the second quarter of fiscal 2013, and as such, there are no charges in fiscal 2014.

Gain on Sale of Intellectual Property. In the first quarter of fiscal 2013, we recorded a net gain of $53.9 million related to our sale of Makena to K-V Pharmaceutical Company, or KV. On August 4, 2012, KV and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. At this time, KV still owed us $95.0 million. We had been pursuing our claims against KV in these proceedings for amounts due under our agreement with KV, and in December 2012, we and KV executed a settlement agreement, which became effective on December 28, 2012 upon the Bankruptcy Court entering certain orders. Under the settlement agreement, we released KV from all claims in consideration of a $60.0 million payment. We recorded this amount net of certain costs, including contingent fees and amounts due to the inventor of Makena. For additional information, please refer to Note 6 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Restructuring and Divestiture Charges. In the fourth quarter of fiscal 2012, in connection with our acquisition of Gen-Probe, we implemented a restructuring action to consolidate our Diagnostics operations by decreasing headcount and closing our legacy molecular diagnostics operations in Madison, Wisconsin. We also finalized our decision to transfer production of our interventional breast products from our Indianapolis facility to our Costa Rica facility. In fiscal 2013 and in the first quarter of fiscal 2014, we implemented cost containment measures that primarily resulted in headcount reductions. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are being recognized either ratably over the respective required employee service periods or up-front for contractual benefits, and other charges are being recognized as incurred. In the first quarter of fiscal 2014, we recorded aggregate charges of $18.4 million from these actions. These charges were primarily for severance and benefits and include severance and benefit charges of $6.6 million related to the termination of our former President and Chief Executive Officer. We also recorded a $3.1 million impairment charge to record certain buildings at our Germany location to their estimated fair value. In the first quarter of fiscal 2013, we recorded restructuring charges of $3.9 million comprised of $3.3 million for severance and benefits and $0.6 million of other charges. For additional information pertaining to restructuring actions and charges, please refer to Note 3 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Interest Income

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
	Amount	Amount	Amount	%
Interest Income	$356	$260	$96	37%

Interest income increased in the current quarter compared to the corresponding period in the prior year primarily due to slightly higher average cash and cash equivalents balances in the current year period.

Interest Expense

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
	Amount	Amount	Amount	%
Interest Expense	$(61,290)	$(72,081)	$10,791	(15)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred financing costs on our Convertible Notes, amounts borrowed under our Credit Agreement and Senior Notes. The decrease in interest expense in the current quarter compared to the corresponding period in the prior year was primarily due to principal payments in fiscal 2013 and 2014, which included $300.0 million of voluntary pre-payments, of amounts borrowed under our Credit Agreement, lower weighted-average interest rates due to refinancing both the Term Loan A and Term Loan B facilities during fiscal 2013, and the $405 million principal payment of our 2007 Notes in December 2013. These decreases were partially offset by additional interest expense from the accretion of principal on the 2013 Notes at 4.0% annually.

Debt Extinguishment Loss

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
	Amount	Amount	Amount	%
Debt Extinguishment Loss	$(2,940)	$—	$(2,940)	(100)%

In the first quarter of fiscal 2014, we made a $100.0 million voluntary pre-payment on our Term Loan B facility. As a result, the pro-rata share of the debt discount and deferred issuance costs aggregating $2.9 million related to this prepayment was recorded as a debt extinguishment loss.

Other Income, net

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
	Amount	Amount	Amount	%
Other Income, net	$1,170	$1,239	$(69)	(6)%

In the first quarter of fiscal 2014, this account was primarily comprised of gains of $2.4 million on our cash surrender value life insurance policies and mutual funds to fund our deferred compensation plan, partially offset by a $0.7 million other-than-temporary impairment charge on a cost-method equity investment and net foreign currency exchange losses of $0.5 million.

In the first quarter of fiscal 2013, this account was primarily comprised of net foreign currency exchange gains of $0.9 million.

Provision (Benefit) for Income Taxes

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
	Amount	Amount	Amount	%
Provision (Benefit) for Income Taxes	$3,932	$(10,471)	$14,403	138%

        Our effective tax rate for the three months ended December 28, 2013 was negative 277.1%, or a provision recorded on a pre-tax loss, compared to 142.4% benefit on a pre-tax loss for the three months ended December 29, 2012. For the three months ended December 28, 2013, the effective tax rate differed from the statutory rate primarily due to unbenefited foreign losses. For the three months ended December 29, 2012, we determined that we were unable to make a reliable estimate of the annual effective tax rate due to the rate sensitivity related to our forecasted fiscal 2013 results. Therefore, we recorded a tax benefit for the three months ended December 29, 2012 based on the effective rate for the three months ended December 29, 2012. For the three months ended December 29, 2012, the tax rate benefit was primarily due to a $19.4 million valuation allowance release related to built-in capital losses, that we concluded are more likely than not realizable as a result of the $53.9 million gain recorded on the Makena sale, partially offset by non-deductible contingent consideration compensation expense related to TCT and Interlace.

Segment Results of Operations

We report our business as four segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. The accounting policies of the segments are the same as those described in the Notes to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K. We measure segment performance based on total revenues and operating income or loss. Revenues from product sales of each of these segments are described in further detail above. The discussion that follows is a summary analysis of total revenues and the primary changes in operating income or loss by segment.

Diagnostics

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
	Amount	Amount	Amount	%
Total Revenues	$285,766	$305,916	$(20,150)	(7)%

Operating Income	$4,754	$14,295	$(9,541)	(67)%

Operating Income as a % of Segment Revenue	2%	5%

Diagnostics revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to the decrease in product sales discussed above.

Operating income for this business segment decreased in the current quarter compared to the corresponding period in the prior year. Gross margin in absolute dollars increased in the current quarter primarily due to the inclusion in the first quarter of fiscal 2013 of a $29.9 million fair value adjustment for acquired Gen-Probe inventory that did not recur in the current quarter, and we were able to record contingent revenue under our blood screening collaboration in the current quarter that had previously been recorded as unbilled accounts receivable in purchase accounting as described above. In addition, we experienced favorable manufacturing variances across our products and lower royalty costs for ThinPrep, partially offset by unfavorable pricing on ThinPrep sales. The gross margin rate improved to 46.6% in the current quarter from 38.0% in the corresponding period in the prior year.

Offsetting the improved gross margin, operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to the inclusion in the first quarter of fiscal 2013 of a $53.9 million gain related to the settlement with KV for the sale of our rights to Makena discussed above. Excluding this gain, operating expenses would have decreased in the current quarter compared to the corresponding period in the prior year primarily due to the inclusion in the first quarter of fiscal 2013 of contingent consideration charges of $29.5 million related to TCT and $5.3 million of operating expenses related to the Lifecodes product line (which was divested in the second quarter of fiscal 2013), lower compensation and benefits from headcount reductions as part of our cost containment measures, and lower travel, meeting and trade show expenses, partially offset by higher restructuring charges of $5.5 million, which includes corporate allocated amounts, the medical device excise tax of $2.4 million, and higher bad debt expense related to certain international customers.

Breast Health

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
	Amount	Amount	Amount	%
Total Revenues	$226,491	$220,808	$5,683	3%

Operating Income	$43,849	$44,946	$(1,097)	(2)%

Operating Income as a % of Segment Revenue	19%	20%

Breast Health revenues increased in the current quarter compared to the corresponding period in the prior year primarily due to the $6.0 million increase in service revenues that was substantially related to additional service contracts for the increased number of digital mammography systems in our installed base, while product sales were relatively flat as discussed above.

Operating income for this business segment decreased slightly in the current quarter compared to the corresponding period in the prior year primarily due to higher operating expenses, partially offset by an improved gross margin both in absolute dollars and on a percentage basis. The gross margin increase was primarily due to increased service revenues without a corresponding increase in the costs and the increase in 3D Dimensions sales on both a unit basis and as a percentage of total digital mammography systems sales. Our 3D Dimensions systems have higher average sales prices than our 2D systems resulting in higher gross margins. The overall gross margin rate improved to 51.4% compared to 48.2% in the corresponding period in the prior year due primarily to the improved product gross margin rate. The product gross margin rate increased to 50.9% in the current quarter compared to 47.7% in the corresponding period in the prior year.

Operating expenses increased in the current quarter compared to the corresponding period in the prior year primarily due to higher restructuring charges of $6.7 million, which includes corporate allocated amounts, the medical device excise tax of $1.9 million, higher research and development expenditures for next generation breast biopsy devices, and higher corporate general and administrative allocations.

GYN Surgical

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
	Amount	Amount	Amount	%
Total Revenues	$78,854	$80,909	$(2,055)	(3)%

Operating Income	$11,123	$622	$10,501	1,688%

Operating Income as a % of Segment Revenue	14%	1%

GYN Surgical revenues decreased in the current quarter compared to the corresponding period in the prior year due to the decrease in product sales discussed above.

Operating income for this business segment increased in the current quarter compared to the corresponding period in the prior year, primarily due to lower operating expenses partially offset by lower gross margin in absolute dollars from lower revenues. The gross margin rate was relatively flat at 59.4% in the current quarter compared to 59.7% in the corresponding period in the prior year.

Operating expenses declined in the current quarter compared to the corresponding period in the prior year primarily due to the inclusion in the first quarter of fiscal 2013 of $10.0 million of contingent consideration charges related to the Interlace earn-out. In addition, operating expenses were lower primarily due to headcount reductions and lower research and development program expenditures as a result of our cost containment measures, and lower marketing related expenses, partially offset by $1.4 million of restructuring charges and the medical device excise tax of $0.9 million.

Skeletal Health

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
	Amount	Amount	Amount	%
Total Revenues	$21,337	$23,729	$(2,392)	(10)%

Operating Income	$1,559	$3,366	$(1,807)	(54)%

Operating Income as a % of Segment Revenue	7%	14%

Skeletal Health revenues decreased in the current quarter compared to the corresponding period in the prior year primarily due to the decrease in product sales discussed above.

Operating income decreased in the current quarter compared to the corresponding period in the prior year primarily due to the decline in revenues, which reduced gross margin in absolute dollars. The gross margin rate declined to 43.5% in the current quarter from 45.0% in the corresponding period in the prior year primarily due to lower sales volumes. Operating expenses increased slightly, primarily due to restructuring expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 28, 2013, we had $598.7 million of working capital, and our cash and cash equivalents totaled $442.5 million. Our cash and cash equivalents balance decreased by $380.0 million during the first three months of fiscal 2014 primarily due to debt principal payments and capital expenditures, partially offset by operating cash flows and proceeds from the exercise of stock options granted pursuant to our employee benefit programs.

In the first three months of fiscal 2014, our operating activities provided us with $149.3 million of cash, which included a net loss of $5.4 million, offset primarily by non-cash charges for depreciation and amortization aggregating $127.8 million, non-cash interest expense of $19.7 million related to our outstanding debt, and stock-based compensation expense of $13.7 million. These adjustments to net loss were partially offset by a decrease in net deferred tax liabilities of $125.1 million, primarily from the amortization of intangible assets. Cash provided by operations included a net cash inflow of $115.0 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by an increase in accrued expenses of $53.7 million, principally from an increase in income tax accruals and accrued interest on our debt based on timing of payments, partially offset by a decrease in contingent consideration of $31.1 million, a decrease in prepaid income taxes of $44.7 million, a decrease in accounts receivable of $15.6 million primarily due to lower revenues in the first quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013, and an increase in accounts payable of $10.4 million, which is driven by the timing of payments. These cash flow increases were partially offset by an increase in inventory of $14.2 million primarily due to an increase in instruments and a build-up of assays to support expected demand in our Diagnostics business.

In the first three months of fiscal 2014, our investing activities utilized $14.4 million of cash primarily for purchases of property and equipment of $16.4 million, which consisted primarily of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware.

In the first three months of fiscal 2014, our financing activities used cash of $514.4 million primarily due to $521.3 million in principal payments comprised of $405.0 million to pay off our 2007 Notes and $116.3 million under our Credit Agreement, which included a voluntary pre-payment of $100.0 million, and $9.0 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $12.9 million from the exercise of stock options.

Debt

We had total recorded debt outstanding of $4.3 billion at December 28, 2013, which is comprised of amounts outstanding under our Credit Agreement of $2.1 billion (principal $2.12 billion), Senior Notes of $1.0 billion and Convertible Notes of $1.2 billion (principal $1.32 billion).

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

The facilities under the Credit Agreement initially consisted of:

•	$1.0 billion senior secured tranche A term loan, or Term Loan A, with a final maturity date of August 1, 2017;

•	$1.5 billion secured tranche B term loan, or Term Loan B, with a final maturity date of August 1, 2019; and

•	$300.0 million secured revolving credit facility, or Revolving Facility, with a final maturity date of August 1, 2017.

The credit facilities are secured by first-priority liens on, and a first-priority security interest in, substantially all of our assets and the assets of the Guarantors, including all of the capital stock of substantially all of the U.S. subsidiaries owned by us and the Guarantors, 65% of the capital stock of certain of our first-tier foreign subsidiaries and all intercompany debt.

We are required to make scheduled principal payments under the Term Loan A facility in increasing amounts ranging from $12.5 million per three month period beginning October 31, 2012 to $50.0 million per three month period commencing October 31, 2015, and under the Term Loan B facility in equal installments of $3.75 million per three month period beginning on October 31, 2012 and for 27 three month periods thereafter. The remaining balance for each term loan of $400 million for Term Loan A and $1.1 billion for Term Loan B is due at maturity. Any amounts outstanding under the Revolving Facility are due at maturity. We are required to make principal repayments first, pro rata among the term loan facilities, and second to the Revolving Facility from specified excess cash flows from operations and from the net proceeds of specified types of asset sales, debt issuances, insurance recoveries and equity offerings. Subject to certain limitations, we may voluntarily pre-pay any of the credit facilities without premium or penalty.

The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting our ability and the ability of the Guarantors, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, enter into sale-leaseback transactions, pay dividends, repurchase or redeem capital stock or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses.

The credit facilities contain two financial ratio covenants measured as of the last day of each fiscal quarter: a total net leverage ratio and an interest coverage ratio. The total net leverage ratio is 7.00:1.00 beginning on our fiscal quarter ended December 29, 2012, which then decreases over time to 4.00:1.00 for the fiscal quarter ending September 30, 2017 and each fiscal quarter thereafter. The interest coverage ratio is 3.25:1.00 beginning on our fiscal quarter ended December 29, 2012, which then increases over time to 3.75:1.00 for the fiscal quarter ending September 30, 2017 and each fiscal quarter thereafter. The total net leverage ratio is defined as the ratio of our consolidated net debt as of the quarter end to our consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of our consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense for the same measurement period. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. As of December 28, 2013, we were in compliance with these covenants.

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

Convertible Notes

At December 28, 2013, our Convertible Notes, in the aggregate principal amount of $1.32 billion, are recorded at $1.2 billion, which is net of the unamortized debt discount attributed to the embedded conversion feature of the Convertible Notes. These notes consist of:

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

Holders may require us to repurchase the 2013 Notes on each of December 15, 2017, 2022, 2027, 2032 and 2037 or upon a fundamental change, as provided in the indenture for the 2013 Notes, at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest.

We may redeem any of the 2010 Notes, 2012 Notes and 2013 Notes beginning December 19, 2016, March 6, 2018 and December 15, 2017, respectively. We may redeem all or a portion of the 2010 Notes, 2012 Notes, and 2013 Notes (i.e., in cash or a combination of cash and shares of our common stock) at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the applicable redemption date.

Stock Repurchase Program

On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250 million of our outstanding common stock over the next three years. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program. Through December 28, 2013, we had not repurchased any shares of our common stock under this program.

Legal Contingencies

We are currently involved in several legal proceedings and claims. In connection with these legal proceedings and claims, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with ASC 450, Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such financial outcome can be reasonably estimated. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

Future Liquidity Considerations

We believe that our cash and cash equivalents, cash flows from operations and the cash available under our Revolving Facility will provide us with sufficient funds in order to fund our expected normal operations and debt payments, including interest and deferred taxes as applicable, over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt, acquisitions, strategic transactions or other investments, or to repay our Convertible Notes and related deferred tax liabilities. As described above, we have significant indebtedness outstanding under our Credit Agreement, Senior Notes and Convertible Notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition for multiple element arrangements, allowance for doubtful accounts, reserves for excess and obsolete inventories, valuations, purchase price allocations and contingent consideration related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, restructuring and other related charges, stock-based compensation, contingent liabilities, tax reserves and recoverability of our net deferred tax assets and related valuation allowance. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates if past experience or other assumptions do not turn out to be substantially accurate. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see the “Cautionary Statement” above and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, a publicly traded equity security, cost-method equity investments, mutual funds, insurance contracts and related deferred compensation plan liabilities, accounts payable and debt obligations. Except for our outstanding Convertible Notes and Senior Notes, the fair value of these financial instruments approximates their carrying amount. As of December 28, 2013, we have $1.32 billion in principal amount of convertible notes outstanding, which are comprised of 2010 Notes with a principal amount of $450.0 million, our 2012 Notes with a principal amount of $500.0 million and our 2013 Notes with a principal amount of $370.0 million. The Convertible Notes are recorded net of the unamortized debt discount on our consolidated balance sheets. The fair value of our 2010 Notes, 2012 Notes and 2013 Notes as of December 28, 2013 was approximately $527.9 million, $509.4 million and $391.5 million, respectively. Amounts outstanding under our Credit Agreement aggregating $2.1 billion aggregate principal as of December 28, 2013 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value. The fair value of our Senior Notes is approximately $1.06 billion.

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

As of December 28, 2013, there was $2.1 billion of aggregate principal amount outstanding under the Credit Agreement comprised of $937.5 million under the Term Loan A facility and $1.18 billion under the Term Loan B facility. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in Libor rate) would increase annual interest expense by less than $1.0 million due to the low current interest rate environment and the floor on our Term Loan B facility.

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

As of December 28, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 28, 2013.

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

Information with respect to this Item may be found in Note 5 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 28, 2013.

Item 1A.	Risk Factors.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 28, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs ($ in thousands)
September 29, 2013 – October 26, 2013	—	$—	—	$—
October 27, 2013 – November 23, 2013	389,732	21.88	—	—
November 24, 2013 – December 28, 2013	23,715	22.29	—	—

Total	413,447	$21.90	—	$—	(2)

(1)	For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. These repurchases of our common stock were to cover employee income tax withholding obligations in connection with the vesting of restricted stock units under our equity incentive plans.
(2)	On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250 million of our outstanding common stock over the next three years. Through December 28, 2013, we had not repurchased any shares of our common stock under this program.

Item 6.	Exhibits.

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

3.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Hologic.	8-K	11/21/2013

3.2*	Fourth Amended and Restated By-laws of Hologic, as amended.

4.1	Rights Agreement, dated as of November 21, 2013, between Hologic and American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	11/21/2013

10.1†	Form of Stock Option Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.2†	Form of Restricted Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.3†	Form of Performance Stock Unit Award Agreement Under 2008 Equity Incentive Plan (adopted fiscal 2014).	8-K	11/12/2013

10.4†	Hologic 2014 Short-Term Incentive Plan.	8-K	11/12/2013

10.5†	Amended and Restated Non-qualified Deferred Compensation Plan.	8-K	11/12/2013

10.6†	Employment Agreement by and between Stephen P. MacMillan and Hologic, dated December 6, 2013.	8-K	12/09/2013

10.7†	Form of Price Targets Performance Stock Unit Award Agreement.	8-K	12/09/2013

10.8†	Form of Matching Restricted Stock Unit Award Agreement.	8-K	12/09/2013

10.9†	Change of Control Agreement by and between Stephen P. MacMillan and Hologic, dated December 6, 2013.	8-K	12/09/2013

10.10†	Rabbi Trust Agreement.	10-K	09/28/2013

10.11†	Form of Officer Severance Agreement. #	10-Q	03/25/2006

10.12†	Form of Senior Vice President Change of Control Agreement. #	10-Q	12/29/2012

10.13†	Form of Senior Vice President Severance Agreement. #	10-K	9/28/2013

10.14†*	Retention Agreement by and between Rohan F. Hastie and Hologic, dated July 31, 2012.

10.15†*	Separation Agreement and General Release of All Claims by and between John W. Cumming and Hologic, dated December 11, 2013.

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Nomination and Standstill Agreement, dated December 8, 2013, by and between Hologic, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Partners LP, Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, Icahn Enterprises G.P. Inc., Beckton Corp., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Carl C. Icahn, Jonathan Christodoro and Samuel Merksamer.	8-K	12/09/2013

99.2	Confidentiality Agreement, dated December 8, 2013, by and between Hologic, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Partners LP, Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, Icahn Enterprises G.P. Inc., Beckton Corp., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Carl C. Icahn, Jonathan Christodoro and Samuel Merksamer.	8-K	12/09/2013

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition

†	Indicates management contract or compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.
#	List of officers or directors, as applicable, to whom provided filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date: February 6, 2014	/S/ Stephen P. MacMillan

Stephen P. MacMillan
President and Chief Executive Officer

Date: February 6, 2014	/S/ Glenn P. Muir

Glenn P. Muir
Executive Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)