Form 10-Q
period 2014-03-29
HOLOGIC INC
filed 2014-05-02
CIK 859737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

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

As of April 28, 2014, 276,320,003 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Revenues:
Product	$521,135	$516,116	$1,033,517	$1,049,370
Service and other	103,873	96,547	203,939	194,655

	625,008	612,663	1,237,456	1,244,025

Costs of revenues:
Product	185,724	207,227	362,602	429,554
Amortization of intangible assets	76,883	75,733	153,549	151,020
Impairment of intangible assets	26,567	—	26,567	—
Service and other	53,722	50,377	107,030	102,452

Gross Profit	282,112	279,326	587,708	560,999

Operating expenses:
Research and development	49,915	49,621	98,584	101,130
Selling and marketing	78,657	88,614	161,914	183,057
General and administrative	62,109	64,233	129,928	118,624
Amortization of intangible assets	29,100	28,667	55,316	57,193
Impairment of intangible assets	522	—	522	—
Contingent consideration – compensation expense	—	29,388	—	58,874
Contingent consideration – fair value adjustments	—	799	—	10,839
Gain on sale of intellectual property	—	—	—	(53,884)
Restructuring and divestiture charges	11,559	12,462	29,909	16,395

	231,862	273,874	476,173	492,228

Income from operations	50,250	5,542	111,535	68,771
Interest income	149	207	505	467
Interest expense	(54,449)	(76,049)	(115,739)	(148,130)
Debt extinguishment loss	(4,437)	(3,247)	(7,377)	(3,247)
Other (expense) income, net	(3,263)	(201)	(2,093)	1,038

Loss before income taxes	(11,750)	(73,748)	(13,169)	(81,101)
Provision (benefit) for income taxes	5,015	(22,644)	8,947	(33,115)

Net loss	$(16,765)	$(51,104)	$(22,116)	$(47,986)

Net loss per common share:
Basic	$(0.06)	$(0.19)	$(0.08)	$(0.18)

Diluted	$(0.06)	$(0.19)	$(0.08)	$(0.18)

Weighted average number of shares outstanding:
Basic	274,589	268,175	273,648	267,259

Diluted	274,589	268,175	273,648	267,259

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net loss	$(16,765)	$(51,104)	$(22,116)	$(47,986)

Changes in foreign currency translation adjustment	(5,763)	(8,288)	(6,951)	(6,319)
Changes in unrealized holding (losses) gains on available-for-sale securities	(1,048)	2,687	(2,228)	2,130
Changes in pension plans, net of taxes of $152 for the six months ended March 29, 2014	—	—	(615)	—

Other comprehensive loss	(6,811)	(5,601)	(9,794)	(4,189)

Comprehensive loss	$(23,576)	$(56,705)	$(31,910)	$(52,175)

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 29, 2014	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$484,522	$822,490
Restricted cash	5,857	6,914
Accounts receivable, less reserves of $10,930 and $8,798, respectively	387,633	409,273
Inventories	310,980	289,363
Deferred income tax assets	34,398	—
Prepaid income taxes	—	44,745
Prepaid expenses and other current assets	41,170	48,361
Other current assets – assets held-for-sale	—	2,997

Total current assets	1,264,560	1,624,143

Property, plant and equipment, net	472,154	491,528
Intangible assets, net	3,667,597	3,906,722
Goodwill	2,809,814	2,814,528
Other assets	148,270	163,902

Total assets	$8,362,395	$9,000,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$89,497	$563,812
Accounts payable	68,197	80,534
Accrued expenses	248,287	271,931
Deferred revenue	144,702	132,319
Deferred income tax liabilities	—	39,810

Total current liabilities	550,683	1,088,406

Long-term debt, net of current portion	4,183,958	4,242,098
Deferred income tax liabilities	1,450,342	1,535,306
Deferred service obligations – long-term	22,458	25,456
Other long-term liabilities	174,851	168,044
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 276,236 and 272,036 shares issued, respectively	2,762	2,720
Additional paid-in-capital	5,606,759	5,536,312
Accumulated deficit	(3,640,024)	(3,616,392)
Accumulated other comprehensive income	10,606	20,391
Treasury stock, at cost – 219 shares at September 28, 2013	—	(1,518)

Total stockholders’ equity	1,980,103	1,941,513

Total liabilities and stockholders’ equity	$8,362,395	$9,000,823

See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	March 29, 2014	March 30, 2013
OPERATING ACTIVITIES
Net loss	$(22,116)	$(47,986)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	48,998	46,218
Amortization	208,865	208,213
Non-cash interest expense	35,820	41,387
Stock-based compensation expense	26,098	31,079
Excess tax benefit related to equity awards	(4,134)	(4,437)
Deferred income taxes	(164,788)	(92,502)
Gain on sale of intellectual property	—	(53,884)
Fair value adjustments to contingent consideration	—	10,839
Fair value write-up of inventory sold	—	52,397
Asset impairment charges	33,308	47
Debt extinguishment loss	7,377	3,247
Cost-method equity investment impairment	3,705	1,733
Loss on disposal of property and equipment	3,438	2,198
Other	(744)	1,976
Changes in operating assets and liabilities:
Accounts receivable	21,544	8,627
Inventories	(23,827)	(3,719)
Prepaid income taxes	44,745	(16,700)
Prepaid expenses and other assets	9,769	1,225
Accounts payable	(12,317)	(12,939)
Accrued expenses and other liabilities	(6,511)	(11,799)
Deferred revenue	9,085	4,308

Net cash provided by operating activities	218,315	169,528

INVESTING ACTIVITIES
Acquisition of a business	—	(3,918)
Payment of additional acquisition consideration	—	(16,808)
Proceeds from sale of business, net of cash transferred	2,431	86,250
Purchase of property and equipment	(19,777)	(25,888)
Increase in equipment under customer usage agreements	(17,964)	(20,955)
Net sales (purchases) of insurance contracts	13,841	(4,000)
Purchases of mutual funds	(29,732)	—
Sales of mutual funds	18,564	—
Proceeds from sale of intellectual property	—	60,000
Purchase of cost-method equity investments	—	(3,625)
Increase in other assets	(1,932)	(4,951)

Net cash (used in) provided by investing activities	(34,569)	66,105

FINANCING ACTIVITIES
Repayment of long-term debt	(562,500)	(32,500)
Payment of debt issuance cost	(2,446)	(7,019)
Payment of contingent consideration	—	(42,433)
Payment of deferred acquisition consideration	(4,965)	—
Net proceeds from issuance of common stock pursuant to employee stock plans	53,718	37,623
Excess tax benefit related to equity awards	4,134	4,437
Payment of minimum tax withholdings on net share settlements of equity awards	(9,163)	(9,972)

Net cash used in financing activities	(521,222)	(49,864)
Effect of exchange rate changes on cash and cash equivalents	(492)	(1,203)

Net (decrease) increase in cash and cash equivalents	(337,968)	184,566
Cash and cash equivalents, beginning of period	822,490	560,430

Cash and cash equivalents, end of period	$484,522	$744,996

See accompanying notes.

HOLOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(all tabular amounts in thousands except per share data)

(1) Basis of Presentation

The consolidated financial statements of Hologic, Inc. (“Hologic” or the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended September 28, 2013 included in the Company’s Form 10-K filed with the SEC on November 26, 2013. In the opinion of management, the financial statements and notes contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and six months ended March 29, 2014 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 27, 2014.

Subsequent Events Consideration

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three and six months ended March 29, 2014.

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

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at March 29, 2014:

		Fair Value at Reporting Date Using
	Balance as of March 29, 2014	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Equity security	$15,859	$15,859	$—	$—
Mutual funds	18,744	18,744	—	—

Total	$34,603	$34,603	$—	$—

Liabilities:
Deferred compensation liabilities	$40,464	$40,464	$—	$—
Contingent consideration	3,393	—	—	3,393

Total	$43,857	$40,464	$—	$3,393

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Balance at beginning of period	$3,647	$93,000	$3,780	$86,368
Fair value adjustments	—	799	—	10,839
Payments	(254)	(90,172)	(387)	(93,580)

Balance at end of period	$3,393	$3,627	$3,393	$3,627

The contingent consideration liability at March 29, 2014 is related to the Company’s acquisition of Interlace Medical, Inc. (“Interlace”) and represents the remaining amounts withheld from payments made to the former stockholders of Interlace for legal indemnification provisions. As of the end of the second quarter of fiscal 2013, the Interlace contingent liability was no longer being remeasured as the final measurement period lapsed. The withheld amount is being used to pay qualifying legal expenses in connection with the litigation with Smith & Nephew, Inc. (“Smith & Nephew”) (see Note 5(b)).

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill.

In the second quarter of fiscal 2014, the Company evaluated its MRI breast coils product line asset group, which is within its Breast Health segment, for impairment due to the Company’s current expectation that it will be sold or disposed of significantly before the end of its previously estimated useful life. The undiscounted cash flows expected to be generated by this asset group over its estimated remaining useful life were not sufficient to recover its carrying value. The Company has estimated the fair value of the asset group using market participant assumptions, which is based on underlying cash flow estimates, resulting in an impairment charge of $28.6 million. Pursuant to ASC 360, Property, Plant, and Equipment-Other, subtopic 10-35-28, the impairment charge has been allocated to the long-lived assets, with $27.1 million to intangible assets and $1.5 million to property and equipment. The property and equipment charge has been recorded to cost of product revenues and general and administrative expenses in the amounts of $0.3 million and $1.2 million, respectively. The estimated fair value of this asset group is subject to change and additional charges may be recorded in the future. The Company believes this adjustment falls within Level 3 of the fair value hierarchy.

In the first quarter of fiscal 2014, the Company recorded a $3.1 million impairment charge to record certain of its buildings at fair value related to the Hitec organic photoconductor manufacturing line shutdown (see Note 3). The Company believes this adjustment falls within Level 3 of the fair value hierarchy.

The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $8.7 million and $12.6 million at March 29, 2014 and September 28, 2013, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical. In the three and six month periods ended March 29, 2014, the Company recorded other-than-temporary impairment charges of $3.0 million and $3.7 million, respectively, related to its cost-method equity investments. In the second quarter of fiscal 2013, the Company recorded an other-than-temporary impairment charge of $1.7 million related to one of these investments. These represent Level 3 measurements.

The following chart depicts the level of inputs within the fair value hierarchy used to estimate the fair value of assets measured on a nonrecurring basis for which the Company recorded impairment charges in fiscal 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Fiscal 2014:
Intangible assets	$18,272			$18,272	$(27,089)
Property and equipment	1,015			1,015	(1,505)
Buildings	1,388			1,388	(3,132)
Cost-method equity investments	778			778	(3,705)

					$(35,431)

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, marketable securities, cost-method equity investments, insurance contracts, DCP liability, accounts payable and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company’s marketable securities are recorded at fair value. The carrying amount of the insurance contracts are recorded at the cash surrender value, as required by U.S. GAAP, which approximates fair value, and the related DCP liability is recorded at fair value. The Company believes the carrying amounts of its cost-method equity investments approximate fair value.

Amounts outstanding under the Company’s Credit Agreement of $2.08 billion aggregate principal are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s Senior Notes had a fair value of approximately $1.06 billion as of March 29, 2014 based on their trading price, representing a Level 1 measurement. The fair value of the Company’s Convertible Notes is based on the trading prices of the respective notes at the dates noted and represents a Level 1 measurement. Refer to Note 4 for the carrying amounts of the various components of the Company’s debt.

The estimated fair values of the Company’s Convertible Notes were as follows:

	March 29, 2014	September 28, 2013
2007 Notes	$—	$405,000
2010 Notes	507,800	510,800
2012 Notes	502,800	518,800
2013 Notes	390,900	385,700

	$1,401,500	$1,820,300

As disclosed in Note 4, the Company redeemed the outstanding 2007 Notes in December 2013.

(3) Restructuring and Divestiture Charges

The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions which are described below. The following table displays charges taken related to restructuring actions in fiscal 2014, 2013 and 2012 and a rollforward of the charges to the accrued balances as of March 29, 2014:

Restructuring and Divestiture Charges	Consolidation of Diagnostics Operations	Closure of Indianapolis Facility	Fiscal 2014 Actions	Fiscal 2013 Actions	Other Operating Cost Reductions	Total

Fiscal 2012 charges:
Non-cash impairment charge	$585	$—	$—	$—	$—	$585
Purchase orders and other contractual obligations	—	—	—	—	351	351
Workforce reductions	14,202	879	—	—	168	15,249
Facility closure costs	—	—	—	—	430	430
Other	—	900	—	—	—	900

Fiscal 2012 restructuring and divestiture charges	$14,787	$1,779	$—	$—	$949	$17,515

Fiscal 2013 charges:
Workforce reductions	$13,950	$4,805	$—	$11,332	$1,127	$31,214
Facility closure costs	—	173	—	—	377	550
Other	—	651	—	42	236	929

Fiscal 2013 restructuring charges	$13,950	$5,629	$—	$11,374	$1,740	$32,693

Divestiture net charges						112

Fiscal 2013 restructuring and divestiture charges						$32,805

Fiscal 2014 charges:
Workforce reductions	$1,671	$238	$15,948	$932	$7,194	$25,983
Property impairment	—	—	—	—	3,132	3,132
Facility closure costs	—	445	—	—	—	445
Other	—	—	—	—	128	128

Fiscal 2014 restructuring charges	$1,671	$683	$15,948	$932	$10,454	$29,688

Divestiture net charges						221

Fiscal 2014 restructuring and divestiture charges						$29,909

Rollforward of Accrued Restructuring

Fiscal 2012 charges	$14,787	$1,779	$—	$—	$949	$17,515
Non-cash impairment charges	(585)	—	—	—	—	(585)
Stock-based compensation	(3,500)	—	—	—	—	(3,500)
Severance payments	(2,423)	—	—	—	(206)	(2,629)
Other payments	—	—	—	—	(781)	(781)
Acquired	83	—	—	—	—	83
Foreign exchange and other adjustments	22	—	—	—	91	113

Balance at September 29, 2012	$8,384	$1,779	$—	$—	$53	$10,216

Fiscal 2013 restructuring charges	$13,950	$5,629	—	$11,374	$1,740	$32,693
Stock-based compensation	(6,322)	—	—	(1,595)	—	(7,917)
Non-cash impairment charges	—	—	—	—	(54)	(54)
Severance payments	(13,068)	(3,048)	—	(4,425)	(897)	(21,438)
Other payments	—	(566)	—	(25)	(560)	(1,151)

Rollforward of Accrued Restructuring	Consolidation of Diagnostics Operations	Closure of Indianapolis Facility	Fiscal 2014 Actions	Fiscal 2013 Actions	Other Operating Cost Reductions	Total
Foreign exchange and other adjustments	(2)	—	—	(14)	6	(10)

Balance at September 28, 2013	$2,942	$3,794	$—	$5,315	$288	$12,339

Fiscal 2014 restructuring charges	$1,671	$683	$15,948	$932	$10,454	$29,688
Stock-based compensation	—	—	(4,731)	(30)	—	(4,761)
Non-cash impairment charges	—	—	—	—	(3,132)	(3,132)
Severance payments	(421)	(3,946)	(6,123)	(4,176)	(1,322)	(15,988)
Other payments	—	(353)	—	(9)	(128)	(490)
Foreign exchange and other adjustments	—	—	—	(3)	5	2

Balance at March 29, 2014	$4,192	$178	$5,094	$2,029	$6,165	$17,658

Consolidation of Diagnostics Operations

In connection with its acquisition of Gen-Probe Incorporated (“Gen-Probe”), the Company implemented restructuring actions to consolidate its Diagnostics operations, including streamlining product development initiatives, reducing overlapping functional areas in sales, marketing and general and administrative functions, and consolidating manufacturing resources, field services and support. As a result, the Company terminated certain employees from Gen-Probe and its legacy diagnostics business in research and development, sales, marketing, and general and administrative functions. The Company recorded severance and benefit charges in fiscal 2012 of $13.3 million related to this action pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420). The majority of these employees ceased working in the fourth quarter of fiscal 2012, and their full severance charge was recorded in the fourth quarter of fiscal 2012. In addition, certain of the terminated Gen-Probe employees had unvested stock options, which were accelerated at termination pursuant to the stock options’ original terms. As such, the severance charges in fiscal 2012 include $3.5 million of stock-based compensation expense. In fiscal 2013, the Company recorded $10.8 million of severance charges, including $6.3 million for stock-based compensation. Included in these charges is $9.7 million recorded in the second quarter of fiscal 2013 related to the termination of certain Gen-Probe executives, including Carl Hull, Gen-Probe’s former Chairman, President and Chief Executive Officer. The charge was for the acceleration of certain retention payments and equity awards pursuant to the original terms of the related agreements. No additional charges were recorded in fiscal 2014 under this portion of the action. The Company recorded $9.7 million and $10.5 million of severance charges in the three and six months ended March 30, 2013, respectively.

In addition, the Company is in the process of moving its legacy molecular diagnostics operations from Madison, Wisconsin to Gen-Probe’s facilities in San Diego, California. This transfer is expected to be finalized by the end of fiscal 2014 and, as a result, many of the employees in Madison will be terminated. The Company is recording severance and benefit charges pursuant to ASC 420 and estimates the total severance and benefits charge to be approximately $7.3 million, which is being recorded ratably over the estimated service period of the affected employees. The Company recorded $0.9 million and $1.7 million in the three and six months ended March 29, 2014, respectively, and $1.0 million and $2.0 million in the three and six months ended March 30, 2013, respectively. In fiscal 2013 and 2012, the Company recorded $3.2 million and $0.9 million, respectively, for severance and benefits related to this action.

Closure of Indianapolis Facility

In the fourth quarter of fiscal 2012, the Company finalized its decision to transfer production of the majority of its interventional breast products, which are included within the Breast Health reporting segment, from its Indianapolis, Indiana facility to its facility in Costa Rica. The transfer was completed in the first quarter of fiscal 2014, and the termination of employees at the Indianapolis location was completed. The Company recorded severance and benefit charges pursuant to ASC 420 and the total severance and benefits charge under this action was $5.9 million, which was recorded ratably over the required service period of the affected employees. The Company recorded severance and benefits charges of $0.2 million in the first quarter of fiscal 2014. The Company recorded severance and benefit charges of $1.5 million and $3.0 million in the three and six months ended March 30, 2013, respectively. In fiscal 2013 and 2012, the Company recorded $4.8 million and $0.9 million, respectively, for severance and benefits related to this action. In addition, the Company recorded charges of $0.4 million in the first quarter of fiscal 2014 related to the termination of its lease and remaining lease payments as of the cease-use date. The Company also recorded miscellaneous charges of $0.8 million in fiscal 2013 and $0.9 million in fiscal 2012 for amounts owed to the state of Indiana for employment credits. This action is complete and no additional charges will be recorded.

Fiscal 2014 Actions

During the first quarter of fiscal 2014, the Company implemented a cost reduction initiative comprised of reducing headcount and evaluating research projects and operating costs. In connection with this plan, the Company terminated certain employees on a worldwide basis. The Company recorded the severance and benefit charges pursuant to ASC 420 and ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712), depending on the nature of the benefits. The Company recorded $6.3 million of severance and benefit charges in the first quarter of fiscal 2014, which includes $0.4 million of stock-based compensation.

On December 6, 2013, Stephen P. MacMillan was appointed as President, Chief Executive Officer and a director of the Company. The employment of John W. Cumming, the Company’s prior President and Chief Executive Officer, terminated upon Mr. MacMillan’s appointment. The Company provided separation benefits to Mr. Cumming pursuant to his employment letter dated July 18, 2013 resulting in a charge of $6.6 million in the first quarter of fiscal 2014, which included $4.4 million of stock-based compensation related to the acceleration of all of Mr. Cumming’s outstanding equity awards in accordance with the existing terms of Mr. Cumming’s share based payment arrangements. An additional $0.2 million was recorded in the second quarter of fiscal 2014.

In the second quarter of fiscal 2014, the Company terminated certain executives and employees and recorded severance and benefit charges of $3.0 million pursuant to ASC 712.

Fiscal 2013 Actions

During the third quarter of fiscal 2013, the Company implemented a cost reduction initiative comprised of reducing headcount and evaluating research projects and operating costs. In connection with this plan, the Company terminated certain employees on a worldwide basis. The Company primarily recorded severance and benefit charges pursuant to ASC 420, and the total severance and benefits charge was $5.4 million related to this plan. For those employees who continued to be employed beyond the minimum retention period, charges were recorded ratably over the estimated service period of the affected employees. The Company recorded severance and benefit charges of $0.2 million and $0.9 million in the three and six months ended March 29, 2014, respectively. The Company recorded $4.6 million of severance and benefit charges in the second half of fiscal 2013 related to this action.

During the fourth quarter of fiscal 2013, Robert A. Cascella resigned as the Company’s President and Chief Executive Officer and as a member of the Board of Directors of the Company, and effective at the same time, Mr. Cumming was appointed as the Company’s President and Chief Executive Officer. In connection with this management change, additional headcount reductions were implemented. As a result of this action, the Company recorded $6.8 million in the fourth quarter of fiscal 2013 for severance and benefits charges. All employees were notified prior to September 28, 2013 and primarily ceased employment in the fourth quarter of fiscal 2013. The severance and benefit charges were recorded pursuant to ASC 712 for those employees with contractual arrangements and under ASC 420 for the remainder of the affected employees. In addition to the acceleration of stock options pursuant to the stock options’ original terms for certain employees, the Company also modified the terms of equity awards to certain employees resulting in aggregate stock-based compensation charges of $1.4 million recorded in the fourth quarter of fiscal 2013.

Other Operating Cost Reductions:

Hitec-Imaging Organic Photoconductor Manufacturing Line Shut-down

In the fourth quarter of fiscal 2013, in connection with the Company’s cost reduction initiatives, the Company decided to shut-down its Hitec-Imaging organic photoconductor manufacturing line located in Germany. This production line is included within the Breast Health segment. As a result, the Company terminated certain employees, primarily in manufacturing, in fiscal 2014. During the first quarter of fiscal 2014, the Company completed its negotiations with the local Works Council to determine severance benefits for the approximately 95 affected employees. The Company is recording severance and benefit charges pursuant to ASC 420 and estimates the severance and related charges will be approximately $9.1 million. The Company recorded charges of $7.3 million in the second quarter of fiscal 2014 in connection with terminating these employees. Additional charges will be recorded in fiscal 2014 and 2015 based on the terms of the benefit arrangements to certain employees.

In the first quarter of fiscal 2014, the Company recorded an impairment charge of $3.1 million to record certain buildings at this location in Germany to their estimated fair value. This charge is included within restructuring and divestiture charges.

Consolidation of Selenium Panel Coating Production

During the third quarter of fiscal 2012, the Company finalized its decision to consolidate its Selenium panel coating process and transfer the production line to its Newark, Delaware facility from its Hitec-Imaging German subsidiary. This production line is included within the Breast Health segment. The transfer was completed in the fourth quarter of fiscal 2013. In connection with this consolidation plan, the Company terminated certain employees, primarily manufacturing personnel. Severance charges were recorded pursuant to ASC 420. The termination communications began in January 2013 and the Company recorded severance charges of $0.6 million in the second quarter of fiscal 2013. In connection with this action, the Company recorded severance charges of $1.1 million in fiscal 2013.

Divestitures

In the fourth quarter of fiscal 2013, the Company designated the assets of its Elucigene product line as assets held-for-sale, and recorded a charge of $0.7 million to record the assets at fair value. In the first quarter of fiscal 2014, the Company finalized the sale of the assets for $2.8 million, resulting in additional charges of $0.2 million for the six months ended March 29, 2014. At September 28, 2013, assets held-for-sale consisted of inventory and certain equipment valued at $2.4 million and goodwill of $0.6 million.

The Company completed the sale of its Lifecodes business and recorded a net gain of $0.9 million in the second quarter of fiscal 2013. For the year ended September 28, 2013, the Company recorded a charge of $0.3 million related to the disposition of certain other assets held-for-sale.

(4) Borrowings and Credit Arrangements

The Company’s borrowings consisted of the following:

	March 29, 2014	September 28, 2013
Current debt obligations, net of debt discount:
Term Loan A	$74,628	$49,713
Term Loan B	14,869	113,966
Convertible Notes	—	400,133

Total current debt obligations	89,497	563,812

Long-term debt obligations, net of debt discount:
Term Loan A	845,782	894,834
Term Loan B	1,127,581	1,159,272
Senior Notes	1,000,000	1,000,000
Convertible Notes	1,210,595	1,187,992

Total long-term debt obligations	4,183,958	4,242,098

Total debt obligations	$4,273,455	$4,805,910

Credit Agreement

On October 31, 2013, the Company voluntarily pre-paid $100.0 million of its Term Loan B facility, which was reflected in current debt obligations as of September 28, 2013. Pursuant to ASC 470, Debt (ASC 470), the Company recorded a debt extinguishment loss of $2.9 million in the first quarter of fiscal 2014 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to this voluntary prepayment.

On February 26, 2014, the Company, the Guarantors, Goldman Sachs, and the Lenders entered into Refinancing Amendment No. 3 to the credit and guaranty agreement among the parties (as amended, the “Credit Agreement”). The Refinancing Amendment No. 3 refinanced the Company’s existing senior secured tranche B term loan facility (the “Existing Term Loan B”) with a new senior secured tranche B term loan facility (the “New Term Loan B”) with an issue price of 99.875% of the principal amount of the Existing Term Loan B (subject also to the prepayment referenced below). This amendment resulted in a 50 basis point reduction in the interest rate on the New Term Loan B as of the Refinancing Amendment No. 3 closing date. Amounts outstanding under the New Term Loan B will bear interest, at the Company’s option: (A) at the Base Rate, with a floor of 1.75%, plus 1.50% per annum, or (B) at the Adjusted Eurodollar Rate (i.e., the Libor rate), with a floor of 0.75% plus 2.50% per annum. In addition, the Company voluntarily prepaid $25.0 million of the New Term Loan B.

Pursuant to ASC 470, the accounting for this refinancing is required to be evaluated on a creditor-by-creditor basis to determine whether each transaction should be accounted for as a modification or extinguishment. Certain creditors under the Credit Agreement did not participate in this refinancing transaction and ceased being creditors of the Company, and certain creditors reduced their positions. As a result, the Company recorded a debt extinguishment loss of $4.4 million in the second quarter of fiscal 2014 to write-off the pro-rata amount of unamortized debt discount and deferred issuance costs related to these creditors. For the remainder of the creditors, this transaction has been accounted for as a modification because the present value of the cash flows on a creditor-by-creditor basis between the two debt instruments was less than 10%. Pursuant to ASC 470, subtopic 50-40, third-party costs of $1.0 million related to this transaction were expensed.

Borrowings outstanding under the Credit Agreement for the three and six months ended March 29, 2014 had weighted-average interest rates of 2.96% and 3.01%, respectively. The interest rates on the outstanding Term Loan A and Term Loan B borrowings at March 29, 2014 were 2.15% and 3.25%, respectively. Interest expense under the Credit Agreement totaled $19.2 million and $39.6 million for the three and six months ended March 29, 2014, respectively, which includes non-cash interest expense of $3.2 million and $6.5 million, respectively, related to the amortization of the deferred financing costs and accretion of the debt discount. Interest expense totaled $28.5 million and $58.6 million for the three and six months ended March 30, 2013, respectively, which includes non-cash interest expense of $4.1 million and $7.8 million related to the amortization of the deferred financing costs and accretion of the debt discount.

In the second quarter of fiscal 2013, the Company executed Refinancing Amendment No. 1 to the Credit Agreement which reduced the interest rate on the Term Loan A facility. Consistent with the accounting treatment noted above for Refinancing Amendment No. 3, in connection with this transaction, the Company recorded a debt extinguishment loss of $3.2 million and expensed $2.4 million of third-party costs to interest expense.

Senior Notes

The Company’s 6.25% senior notes due 2020 (the “Senior Notes”) mature on August 1, 2020 and bear interest at the rate of 6.25% per year, payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2013. The Company recorded interest expense of $16.0 million and $32.0 million in both the three and six month periods ended March 29, 2014 and March 30, 2013, respectively, which includes non-cash interest expense of $0.4 million and $0.8 million in both the three and six month periods ended March 29, 2014 and March 30, 2013, respectively, related to the amortization of the deferred financing costs.

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

Interest expense under the Convertible Notes is as follows:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Amortization of debt discount	$8,341	$13,621	$19,887	$29,265
Amortization of deferred financing costs	413	790	1,063	1,698
Principal accretion	3,810	1,789	7,584	1,789

Non-cash interest expense	12,564	16,200	28,534	32,752
2.00% accrued interest	4,751	8,616	12,870	17,226

	$17,315	$24,816	$41,404	$49,978

(5) Commitments and Contingencies

(a) Contingent Earn-Out Payments

In connection with certain of its acquisitions, the Company incurred obligations to make contingent earn-out payments tied to performance criteria, principally revenue growth of the acquired businesses over a specified period.

In the first quarter of fiscal 2013, the Company made its final contingent consideration payment of $16.8 million to the former shareholders of Adiana, Inc., which was net of amounts withheld for qualifying legal costs, and its final contingent consideration payment of $3.4 million to the former shareholders of Sentinelle Medical Inc.

In connection with the Company’s acquisition of Interlace in fiscal 2011, the Company had an obligation to the former Interlace stockholders to make contingent payments over a two-year period. Pursuant to ASC 805, Business Combinations, the Company recorded its estimate of the fair value of the contingent consideration liability based on future revenue projections of the Interlace business. The final measurement period ended during the second quarter of fiscal 2013, resulting in a contingent consideration liability of $93.8 million. Of this amount, $86.9 million was paid to the former Interlace stockholders in the second quarter of fiscal 2013. The remainder was withheld for legal indemnification provisions and is being used to pay qualifying legal expenses. At March 29, 2014, the Company had accrued $3.4 million.

In connection with the Company’s acquisition of TCT International Co., Ltd. (“TCT”) in June 2011, the Company had an obligation to certain of the former TCT shareholders, based on future employment, to make contingent payments over a two year period. These earnouts were recorded as compensation expense ratably over the required service periods. The second and final earn-out period was completed in the third quarter of fiscal 2013, and the Company paid $87.4 million of this earn-out in the fourth quarter of fiscal 2013. The remaining $31.1 million of this earn-out was paid in the first quarter of fiscal 2014.

There was no contingent consideration expense recorded in the first six months of fiscal 2014. A summary of amounts recorded to the Consolidated Statements of Operations is as follows:

Statement of Operations Line Item – 3 Months Ended March 30, 2013	Interlace	TCT	Total
Contingent consideration – compensation expense	$—	$29,388	$29,388
Contingent consideration – fair value adjustments	799	—	799

	$799	$29,388	$30,187

Statement of Operations Line Item – 6 Months Ended March 30, 2013	Interlace	TCT	Total
Contingent consideration – compensation expense	$—	$58,874	$58,874
Contingent consideration – fair value adjustments	10,839	—	10,839

	$10,839	$58,874	$69,713

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

On March 6, 2012, Enzo Life Sciences, Inc. (“Enzo”) filed suit against the Company in the United States District Court for the District of Delaware. The complaint alleged that certain of the Company’s molecular diagnostics products, including without limitation products based on its proprietary Invader chemistry, such as Cervista HPV HR and Cervista HPV 16/18, infringe Enzo’s U.S. patent 6,992,180. The complaint seeks permanent injunctive relief and unspecified damages. The Company was formally served with the complaint on July 3, 2012, and a trial is tentatively scheduled for the fall of 2015. In January 2012, Enzo filed suit against Gen-Probe in the United States District Court for the District of Delaware. The Gen-Probe complaint alleged that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s patented HPA technology, such as the Aptima Combo 2 and Aptima HPV assays, infringe Enzo’s U.S. patent 6,992,180. On September 30, 2013, Enzo amended its list of accused products to include Prodesse, MilliPROBE, PACE and Procleix assays. The complaint seeks permanent injunctive relief and unspecified damages, and a trial is tentatively scheduled for the fall of 2015. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On October 29, 2013, the Interlace stockholder representatives filed a complaint in the Delaware Court of Chancery alleging breach of contract for issues related to the payment of contingent consideration under the Interlace acquisition agreement, and are seeking $14.7 million in additional payments. The Company believes that Interlace has been paid all amounts due under the acquisition agreement and the claims are without merit. The Company is currently preparing its answer to the complaint. At this time, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, of potential losses.

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

(6) Sale of Makena

In fiscal 2008, the Company sold the rights of its Makena (formerly Gestiva) pharmaceutical product to K-V Pharmaceutical Company (“KV”) upon FDA approval of the then pending Makena new drug application. The Company executed certain amendments to this agreement that resulted in an increase in the total sales price to $199.5 million and a change in the timing of when payments were due to the Company. On February 3, 2011, the Company received FDA approval of Makena, and all rights to Makena were transferred to KV. The Company had received scheduled payments as required under the agreement until August 2012 when KV and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court. At that time, additional payments were still owed to the Company, and in December 2012 the Company and KV executed a settlement agreement, which released KV from all claims in consideration of a $60.0 million payment. The Company recorded this amount in the first quarter of fiscal 2013, net of certain costs, resulting in a gain of $53.9 million. The Company will receive no further payments from KV.

(7) Marketable Securities

The following reconciles the cost basis to the fair market value of the Company’s equity security that is classified as available-for-sale:

Period Ended:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 29, 2014	$5,931	$9,928	$—	$15,859
September 28, 2013	$5,931	$12,156	$—	$18,087

(8) Net Loss Per Share

A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Basic weighted average common shares outstanding	274,589	268,175	273,648	267,259
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	—	—	—	—

Diluted weighted average common shares outstanding	274,589	268,175	273,648	267,259

Weighted-average anti-dilutive shares related to:
Outstanding stock options	7,950	8,081	7,575	9,104
Restricted stock units	517	1,037	733	1,059

As more fully discussed in Note 4, the Company has outstanding Convertible Notes. The Company’s policy is to net share settle its Convertible Notes, and any conversion premium, at the Company’s option, may be satisfied by issuing shares of common stock, cash or a combination of shares and cash. For all periods presented, shares potentially issuable for the conversion premium of the Convertible Notes were excluded from the calculation of earnings per share as their effect would have been anti-dilutive.

(9) Stock-Based Compensation

The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Cost of revenues	$2,133	$1,723	$3,643	$3,557
Research and development	2,224	2,015	4,097	3,883
Selling and marketing	2,352	2,567	4,101	4,768
General and administrative	5,663	5,739	9,496	11,680
Restructuring and divestiture	—	6,969	4,761	7,191

	$12,372	$19,013	$26,098	$31,079

The Company granted approximately 2.2 million stock options during the six months ended March 29, 2014 and March 30, 2013 with weighted-average exercise prices of $21.85 and $19.91, respectively. There were 11.1 million options outstanding at March 29, 2014 with a weighted-average exercise price of $19.89.

The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Risk-free interest rate	1.3%	0.5%	1.2%	0.5%
Expected volatility	41.4%	43.7%	41.4%	43.7%
Expected life (in years)	4.5	4.4	4.4	4.4
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$7.82	$5.83	$7.65	$6.99

The Company granted approximately 2.3 million and 1.9 million restricted stock units (RSUs) during the six months ended March 29, 2014 and March 30, 2013, respectively, with weighted-average grant date fair values of $21.53 and $19.86, respectively. As of March 29, 2014, there were 4.1 million unvested RSUs outstanding with a weighted-average grant date fair value of $20.29. The Company granted approximately 0.4 million performance stock units (PSUs) in the first quarter of fiscal 2014 to members of its senior management team, which have a weighted-average grant date fair value of $21.77. Each recipient of the PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate that it is probable the targeted number of shares will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.

In connection with appointing its new President and Chief Executive Officer in December 2013, the Company granted approximately 0.1 million market stock units (MSUs). The MSUs vest in three separate tranches in an amount of 1/3rd of the total amount of the award based on the Company’s stock price meeting certain defined average stock prices for consecutive 30 trading day periods. These MSUs were valued at an average of $18.65 using the Monte Carlo simulation model and each tranche has its own derived service period. The Company is recognizing compensation expense under the accelerated method as prescribed by ASC 718, Compensation-Stock Compensation (ASC 718). In addition, per the terms of his employment agreement, the Company granted 0.2 million RSUs to match Mr. MacMillan’s purchase of 0.2 million shares of the Company’s common stock on the open market. The RSUs cliff vest three years from the date of grant, and the Company is accounting for this grant as a liability award pursuant to ASC 718 because this RSU award contains an additional vesting condition (the requirement that Mr. MacMillan retain the matching shares during the vesting period) that is not service, performance or market based.

At March 29, 2014, there was $32.2 million and $79.6 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, MSUs and PSUs), respectively, to be recognized over a weighted-average period of 3.4 years and 3.0 years, respectively.

(10) Other Balance Sheet Information

	March 29, 2014	September 28, 2013
Inventories
Raw materials	$117,356	$115,575
Work-in-process	59,635	51,171
Finished goods	133,989	122,617

	$310,980	$289,363

Property, plant and equipment
Equipment and software	$334,178	$318,473
Equipment under customer usage agreements	282,177	275,696
Building and improvements	173,930	171,469
Leasehold improvements	62,734	68,159
Land	51,662	51,633
Furniture and fixtures	16,972	22,628

	921,653	908,058
Less – accumulated depreciation and amortization	(449,499)	(416,530)

	$472,154	$491,528

(11) Business Segments and Geographic Information

The Company has four reportable segments: Diagnostics, Breast Health, GYN Surgical and Skeletal Health. Certain reportable segments represent an aggregation of operating units within each segment. The Company measures and evaluates its reportable segments based on segment revenues and operating income adjusted to exclude the effect of non-cash charges, such as intangible asset amortization expense, intangible asset and goodwill impairment charges, contingent consideration charges, acquisition related fair value adjustments and integration expenses, restructuring and divestiture charges and other one-time or unusual items and related tax effects.

Identifiable assets for the four principal operating segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three and six months ended March 29, 2014 and March 30, 2013. Segment information is as follows:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Total revenues:
Diagnostics	$290,802	$296,507	$576,568	$602,423
Breast Health	238,705	220,058	465,196	440,866
GYN Surgical	72,043	73,692	150,897	154,601
Skeletal Health	23,458	22,406	44,795	46,135

	$625,008	$612,663	$1,237,456	$1,244,025

Operating income (loss):
Diagnostics	$15,243	$(46,978)	$19,997	$(32,683)
Breast Health	25,818	47,892	69,667	92,837
GYN Surgical	6,579	2,241	17,702	2,863
Skeletal Health	2,610	2,387	4,169	5,754

	$50,250	$5,542	$111,535	$68,771

Depreciation and amortization:
Diagnostics	$94,612	$89,402	$186,798	$180,944
Breast Health	9,163	10,124	18,524	20,054
GYN Surgical	26,042	26,524	52,088	53,003
Skeletal Health	227	226	453	430

	$130,044	$126,276	$257,863	$254,431

Capital expenditures:
Diagnostics	$14,841	$13,464	$25,097	$27,318
Breast Health	2,275	5,910	4,080	9,490
GYN Surgical	2,194	2,171	3,980	4,916
Skeletal Health	40	28	182	206
Corporate	2,006	2,823	4,402	4,913

	$21,356	$24,396	$37,741	$46,843

	March 29, 2014	September 28, 2013
Identifiable assets:
Diagnostics	$4,528,340	$4,667,942
Breast Health	877,923	932,206
GYN Surgical	1,802,207	1,849,518
Skeletal Health	33,369	33,508
Corporate	1,120,556	1,517,649

	$8,362,395	$9,000,823

The Company had no customers with balances greater than 10% of accounts receivable as of March 29, 2014 or September 28, 2013, or any customer that represented greater than 10% of consolidated revenues during the three and six months ended March 29, 2014 and March 30, 2013.

The Company operates in the following major geographic areas as noted in the below chart. Revenue data is based upon customer location. Other than the United States, no single country accounted for more than 10% of consolidated revenues. The Company’s sales in Europe are predominantly derived from France, Germany and the United Kingdom. The Company’s sales in Asia-Pacific are predominantly derived from China, Australia and Japan. The “All others” designation includes Canada, Latin America and the Middle East.

Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
United States	74%	75%	74%	74%
Europe	15%	12%	15%	14%
Asia-Pacific	7%	9%	7%	8%
All others	4%	4%	4%	4%

	100%	100%	100%	100%

(12) Income Taxes

In accordance with ASC 740, Income Taxes (ASC 740), each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its annual effective tax rate estimated for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date may be the best annual effective tax rate estimate. For the six months ended March 30, 2013, the Company determined that it was unable to make a reliable annual effective tax rate estimate due to the rate sensitivity as it related to its forecasted fiscal 2013 results. Therefore, the Company recorded a tax benefit for the six months ended March 30, 2013 based on the effective rate for the six months ended March 30, 2013.

The Company’s effective tax rate for the three and six month periods ended March 29, 2014 was a provision of 42.7% and 67.9%, respectively, on pre-tax losses, compared to a benefit of 30.7% and 40.8%, respectively, on pre-tax losses for the corresponding periods in the prior year. For the three and six months ended March 29, 2014, the effective tax rate differed from the statutory rate primarily due to unbenefited foreign losses. For the three months ended March 30, 2013, the tax rate benefit was less than the statutory rate primarily due to non-deductible contingent consideration expense related to TCT and Interlace, partially offset by the effect of the retroactively reinstated Federal research tax credit in the second quarter of fiscal 2013 and the domestic production activities deduction benefit. For the six months ended March 30, 2013, the tax rate benefit was higher than the statutory rate primarily due to a $19.0 million valuation allowance release related to capital losses which were utilized to offset capital gains generated during the year and the effect of the retroactively reinstated Federal Research tax credit in the second quarter of fiscal 2013, partially offset by non-deductible contingent consideration expense related to TCT and Interlace.

The Internal Revenue Service is examining the Company’s fiscal year 2011 consolidated federal income tax return and Gen-Probe’s consolidated federal income tax returns for calendar years 2010 through the 2012 acquisition date.

(13) Goodwill and Intangible Assets

Goodwill

A rollforward of goodwill activity by reportable segment from September 28, 2013 to March 29, 2014 is as follows:

	Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Total
Balance at September 28, 2013	$1,153,554	$636,365	$1,016,456	$8,153	$2,814,528
Disposition of a portion of a reporting unit	(221)	—	—	—	(221)
Tax adjustments	(323)	—	—	—	(323)
Foreign currency and other	(571)	(3,292)	(316)	9	(4,170)

Balance at March 29, 2014	$1,152,439	$633,073	$1,016,140	$8,162	$2,809,814

Intangible Assets

Intangible assets consisted of the following:

Description	As of March 29, 2014		As of September 28, 2013
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$3,969,132	$1,237,076	$4,008,947	$1,094,435
In-process research and development	23,000	—	24,000	—
Customer relationships and contracts	1,101,860	340,541	1,101,870	296,481
Trade names	236,846	92,183	238,103	81,844
Patents	13,452	8,762	13,026	8,495
Business licenses	2,607	738	2,647	616
Non-competition agreements	—	—	296	296

	$5,346,897	$1,679,300	$5,388,889	$1,482,167

The Company recorded impairment charges of $26.6 million and $0.5 million to developed technology and trade names, respectively, in the second quarter of fiscal 2014. In addition, the Company periodically re-evaluates the lives of its definite-lived intangible assets, and in the second quarter of fiscal 2014 shortened the life of certain corporate trade names, which will be phased out.

The estimated remaining amortization expense as of March 29, 2014 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2014	$229,551
Fiscal 2015	$403,348
Fiscal 2016	$374,672
Fiscal 2017	$365,541
Fiscal 2018	$355,044

(14) Product Warranties

Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Six Months Ended:
March 29, 2014	$9,258	$4,320	$(5,058)	$8,520
March 30, 2013	$6,179	$5,328	$(4,965)	$6,542

(15) New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. ASU 2013-11 amends the presentation requirements of ASC 740 and requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2013, which is fiscal 2015 for the Company. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The Company is currently evaluating the impact of the adoption of ASU 2013-11 on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift in operations, such as a disposal of a major line of business or geographic area, that has (or will have) a major effect on an entity’s financial results should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of ASU 2014-08 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

(16) Supplemental Guarantor Condensed Consolidating Financials

The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by Hologic, Inc. (“Parent/Issuer”) and certain of its domestic subsidiaries, which are 100% owned by Hologic, Inc. The following represents the supplemental condensed financial information of Hologic, Inc. and its guarantor and non-guarantor subsidiaries, as of March 29, 2014 and September 28, 2013 and for the three and six months ended March 29, 2014 and March 30, 2013, as applicable.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 29, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$122,938	$385,989	$121,579	$(109,371)	$521,135
Service and other	88,608	17,068	12,342	(14,145)	103,873

	211,546	403,057	133,921	(123,516)	625,008

Costs of revenues:
Product	58,047	145,665	91,383	(109,371)	185,724
Amortization of intangible assets	1,397	74,619	867	—	76,883
Impairment of intangible assets	—	—	26,567	—	26,567
Service and other	51,109	13,893	2,865	(14,145)	53,722

Gross Profit	100,993	168,880	12,239	—	282,112
Operating expenses:
Research and development	7,695	39,997	2,223	—	49,915
Selling and marketing	17,857	40,532	20,268	—	78,657
General and administrative	15,137	35,530	11,442	—	62,109
Amortization of intangible assets	1,115	26,865	1,120	—	29,100
Impairment of intangible assets	—	—	522	—	522
Restructuring and divestiture charges	1,656	2,331	7,572	—	11,559

	43,460	145,255	43,147	—	231,862

Income (loss) from operations	57,533	23,625	(30,908)	—	50,250
Interest income	103	901	297	(1,152)	149
Interest expense	(54,692)	(308)	(601)	1,152	(54,449)
Debt extinguishment loss	(4,437)	—	—	—	(4,437)
Other expense, net	(2,938)	(186)	(139)	—	(3,263)

(Loss) income before income taxes	(4,431)	24,032	(31,351)	—	(11,750)
Provision (benefit) for income taxes	(1,753)	4,664	2,104	—	5,015
Equity in earnings (losses) of subsidiaries	(14,087)	1,028	—	13,059	—

Net (loss) income	$(16,765)	$20,396	$(33,455)	$13,059	$(16,765)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 29, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$228,394	$767,557	$247,982	$(210,416)	$1,033,517
Service and other	174,554	32,941	24,086	(27,642)	203,939

	402,948	800,498	272,068	(238,058)	1,237,456

Costs of revenues:
Product	110,920	284,425	177,673	(210,416)	362,602
Amortization of intangible assets	2,794	148,728	2,027	—	153,549
Impairment of intangible assets	—	—	26,567	—	26,567
Service and other	93,429	21,535	19,708	(27,642)	107,030

Gross Profit	195,805	345,810	46,093	—	587,708
Operating expenses:
Research and development	15,212	78,848	4,524	—	98,584
Selling and marketing	35,783	83,307	42,824	—	161,914
General and administrative	29,793	77,024	23,111	—	129,928
Amortization of intangible assets	1,894	51,028	2,394	—	55,316
Impairment of intangible assets	—	—	522	—	522
Restructuring and divestiture charges	6,646	12,087	11,176	—	29,909

	89,328	302,294	84,551	—	476,173

Income (loss) from operations	106,477	43,516	(38,458)	—	111,535
Interest income	202	1,206	491	(1,394)	505
Interest expense	(115,346)	(616)	(1,171)	1,394	(115,739)
Debt extinguishment loss	(7,377)	—	—	—	(7,377)
Other (expense) income, net	6,627	(9,530)	810	—	(2,093)

(Loss) income before income taxes	(9,417)	34,576	(38,328)	—	(13,169)
Provision (benefit) for income taxes	(1,812)	6,224	4,535	—	8,947
Equity in earnings (losses) of subsidiaries	(14,511)	11,116	—	3,395	—

Net (loss) income	$(22,116)	$39,468	$(42,863)	$3,395	$(22,116)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$100,614	$396,913	$121,340	$(102,751)	$516,116
Service and other	81,176	21,320	9,535	(15,484)	96,547

	181,790	418,233	130,875	(118,235)	612,663

Costs of revenues:
Product	52,488	169,259	88,231	(102,751)	207,227
Amortization of intangible assets	1,309	73,374	1,050	—	75,733
Service and other	40,620	16,828	8,413	(15,484)	50,377

Gross profit	87,373	158,772	33,181	—	279,326
Operating expenses:
Research and development	7,234	39,973	2,414	—	49,621
Selling and marketing	20,484	45,237	22,893	—	88,614
General and administrative	16,716	38,631	8,886	—	64,233
Amortization of intangible assets	777	26,687	1,203	—	28,667
Contingent consideration – compensation expense	29,388	—	—	—	29,388
Contingent consideration – fair value adjustments	799	—	—	—	799
Restructuring and divestiture charges	164	10,600	3,092	(1,394)	12,462

	75,562	161,128	38,488	(1,394)	273,784

Income (loss) from operations	11,811	(2,356)	(5,307)	1,394	5,542
Interest income	99	36	72	—	207
Interest expense	(75,238)	(309)	(502)	—	(76,049)
Debt extinguishment loss	(3,247)	—	—	—	(3,247)
Other (expense) income, net	1,638	(3,073)	1,247	(13)	(201)

(Loss) income before income taxes	(64,937)	(5,702)	(4,490)	1,381	(73,748)
(Benefit) provision for income taxes	(14,842)	(8,081)	279	—	(22,644)
Equity in earnings (losses) of subsidiaries	(1,009)	2,459	—	(1,450)	—

Net (loss) income	$(51,104)	$4,838	$(4,769)	$(69)	$(51,104)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$198,657	$774,736	$254,415	$(178,438)	$1,049,370
Service and other	159,136	44,409	19,407	(28,297)	194,655

	357,793	819,145	273,822	(206,735)	1,244,025

Costs of revenues:
Product	106,008	331,988	169,996	(178,438)	429,554
Amortization of intangible assets	2,615	146,291	2,114	—	151,020
Service and other	78,998	33,585	18,166	(28,297)	102,452

Gross profit	170,172	307,281	83,546	—	560,999
Operating expenses:
Research and development	14,652	81,726	4,752	—	101,130
Selling and marketing	41,257	92,602	49,198	—	183,057
General and administrative	32,036	69,647	16,941	—	118,624
Amortization of intangible assets	1,455	53,336	2,402	—	57,193
Contingent consideration – compensation expense	58,874	—	—	—	58,874
Contingent consideration – fair value adjustments	10,839	—	—	—	10,839
Gain on sale of intellectual property	—	(53,884)	—	—	(53,884)
Restructuring and divestiture charges	385	13,886	3,518	(1,394)	16,395

	159,498	257,313	76,811	(1,394)	492,228

Income from operations	10,674	49,968	6,735	1,394	68,771
Interest income	230	78	159	—	467
Interest expense	(146,492)	(623)	(1,015)	—	(148,130)
Debt extinguishment loss	(3,247)	—	—	—	(3,247)
Other income (expense), net	1,757	(7,119)	6,427	(27)	1,038

(Loss) income before income taxes	(137,078)	42,304	12,306	1,367	(81,101)
(Benefit) provision for income taxes	(26,589)	(11,195)	4,669	—	(33,115)
Equity in earnings (losses) of subsidiaries	62,503	13,393	—	(75,896)	—

Net (loss) income	$(47,986)	$66,892	$7,637	$(74,529)	$(47,986)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Three Months Ended March 29, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(16,765)	$20,396	$(33,455)	$13,059	$(16,765)
Changes in foreign currency translation adjustment	—	26	(5,789)	—	(5,763)
Changes in unrealized holding gain on available-for-sale securities	—	(1,048)	—	—	(1,048)

Comprehensive (loss) income	$(16,765)	$19,374	$(39,244)	$13,059	$(23,576)

For the Six Months Ended March 29, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(22,116)	$39,468	$(42,863)	$3,395	$(22,116)
Changes in foreign currency translation adjustment	—	115	(7,066)	—	(6,951)
Changes in unrealized holding gain on available-for-sale securities	—	(2,228)	—	—	(2,228)
Changes in pension plans, net of taxes	—	—	(615)	—	(615)

Comprehensive (loss) income	$(22,116)	$37,355	$(50,544)	$3,395	$(31,910)

For the Three Months Ended March 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(51,104)	$4,838	$(4,769)	$(69)	$(51,104)
Changes in foreign currency translation adjustment	—	(341)	(7,947)	—	(8,288)
Changes in unrealized holding gain on available-for-sale securities	—	2,687	—	—	2,687

Comprehensive (loss) income	$(51,104)	$7,184	$(12,716)	$(69)	$(56,705)

For the Six Months Ended March 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(47,986)	$66,892	$7,637	$(74,529)	$(47,986)
Changes in foreign currency translation adjustment	—	236	(6,555)	—	(6,319)
Changes in unrealized holding gain on available-for-sale securities	—	2,130	—	—	2,130

Comprehensive (loss) income	$(47,986)	$69,258	$1,082	$(74,529)	$(52,175)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

March 29, 2014

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$139,343	$242,863	$102,316	$—	$484,522
Restricted cash	—	—	5,857	—	5,857
Accounts receivable, net	108,850	177,540	101,243	—	387,633
Inventories	83,479	172,075	55,426	—	310,980
Deferred income tax assets	14,907	18,591	900	—	34,398
Prepaid income taxes	—	2,583	957	(3,540)	—
Prepaid expenses and other current assets	19,252	13,445	8,473	—	41,170
Intercompany receivables	—	2,576,516	47,579	(2,624,095)	—

Total current assets	365,831	3,203,613	322,751	(2,627,635)	1,264,560
Property, plant and equipment, net	28,596	343,091	100,467	—	472,154
Intangible assets, net	16,011	3,585,729	65,857	—	3,667,597
Goodwill	282,448	2,391,294	136,072	—	2,809,814
Other assets	98,195	48,226	1,849	—	148,270
Long term intercompany receivables	—	144,000	—	(144,000)	—
Investment in subsidiaries	8,648,043	199,081	280	(8,847,404)	—

Total assets	$9,439,124	$9,915,034	$627,276	$(11,619,039)	$8,362,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$89,497	$—	$—	$—	$89,497
Accounts payable	27,969	29,867	10,361	—	68,197
Accrued expenses	136,690	67,889	47,515	(3,807)	248,287
Deferred revenue	105,712	8,062	30,928	—	144,702
Intercompany payables	2,576,709	—	50,145	(2,626,854)	—

Total current liabilities	2,936,577	105,818	138,949	(2,630,661)	550,683
Long-term debt, net of current portion	4,183,958	—	—	—	4,183,958
Deferred income tax liabilities	78,567	1,361,467	10,308	—	1,450,342
Deferred service obligations – long-term	8,855	3,750	9,853	—	22,458
Long-term intercompany payables	144,000	—	—	(144,000)	—
Other long-term liabilities	107,064	32,844	34,943	—	174,851
Total stockholders’ equity	1,980,103	8,411,155	433,223	(8,844,378)	1,980,103

Total liabilities and stockholders’ equity	$9,439,124	$9,915,034	$627,276	$(11,619,039)	$8,362,395

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

September 28, 2013

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$321,523	$387,422	$113,545	$—	$822,490
Restricted cash	—	—	6,914	—	6,914
Accounts receivable, net	126,036	174,433	108,804	—	409,273
Inventories	81,924	146,678	60,761	—	289,363
Deferred income tax assets	—	19,042	494	(19,536)	—
Prepaid income taxes	47,131	2,303	—	(4,689)	44,745
Prepaid expenses and other current assets	16,246	21,112	11,003	—	48,361
Intercompany receivables	—	2,442,502	31,949	(2,474,451)	—
Other current assets – assets held-for-sale	—	—	2,997	—	2,997

Total current assets	592,860	3,193,492	336,467	(2,498,676)	1,624,143
Property, plant and equipment, net	29,313	356,736	105,479	—	491,528
Intangible assets, net	19,925	3,784,987	101,810	—	3,906,722
Goodwill	283,038	2,390,939	140,551	—	2,814,528
Other assets	103,548	58,446	1,908	—	163,902
Investments in subsidiaries	8,667,620	129,016	2,296	(8,798,932)	—

Total assets	$9,696,304	$9,913,616	$688,511	$(11,297,608)	$9,000,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$563,812	$—	$—	$—	$563,812
Accounts payable	27,865	42,661	10,008	—	80,534
Accrued expenses	152,950	79,629	44,319	(4,967)	271,931
Deferred revenue	93,306	7,958	31,055	—	132,319
Deferred income tax liabilities	59,346	—	—	(19,536)	39,810
Intercompany payables	2,418,089	—	64,411	(2,482,500)	—

Total current liabilities	3,315,368	130,248	149,793	(2,507,003)	1,088,406
Long-term debt, net of current portion	4,242,098	—	—	—	4,242,098
Deferred income tax liabilities	89,085	1,435,522	10,699	—	1,535,306
Deferred service obligations – long-term	11,251	3,511	12,864	(2,170)	25,456
Other long-term liabilities	96,990	37,598	33,456	—	168,044
Total stockholders’ equity	1,941,512	8,306,737	481,699	(8,788,435)	1,941,513

Total liabilities and stockholders’ equity	$9,696,304	$9,913,616	$688,511	$(11,297,608)	$9,000,823

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 29, 2014

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$343,410	$(122,511)	$(2,584)	$—	$218,315

INVESTING ACTIVITIES
Proceeds from sale of business, net	—	—	2,431	—	2,431
Purchase of property and equipment	(5,643)	(9,635)	(4,499)	—	(19,777)
Increase in equipment under customer usage agreements	(453)	(10,546)	(6,965)	—	(17,964)
Net sales of insurance contracts	13,841	—	—	—	13,841
Purchases of mutual funds	(29,732)	—	—	—	(29,732)
Sales of mutual funds	18,564	—	—	—	18,564
(Increase) decrease in other assets	(945)	(1,981)	994	—	(1,932)

Net cash used in investing activities	(4,368)	(22,162)	(8,039)	—	(34,569)

FINANCING ACTIVITIES
Repayment of long-term debt	(562,500)	—	—	—	(562,500)
Payment of debt issuance costs	(2,446)	—	—	—	(2,446)
Payment of deferred acquisition consideration	(4,965)	—	—	—	(4,965)
Net proceeds from issuance of common stock pursuant to employee stock plans	53,718	—	—	—	53,718
Excess tax benefit related to equity awards	4,134	—	—	—	4,134
Payment of minimum tax withholdings on net share settlement of equity awards	(9,163)	—	—	—	(9,163)

Net cash used in financing activities	(521,222)	—	—	—	(521,222)
Effect of exchange rate changes on cash and cash equivalents	—	114	(606)	—	(492)

Net decrease in cash and cash equivalents	(182,180)	(144,559)	(11,229)	—	(337,968)
Cash and cash equivalents, beginning of period	321,523	387,422	113,545	—	822,490

Cash and cash equivalents, end of period	$139,343	$242,863	$102,316	$—	$484,522

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 30, 2013

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$65,009	$72,387	$32,132	$—	$169,528

INVESTING ACTIVITIES
Acquisition of a business	(3,698)	—	(220)	—	(3,918)
Payment of additional acquisition consideration	(16,808)	—	—	—	(16,808)
Proceeds from sale of business, net of cash transferred	—	84,762	1,488	—	86,250
Purchase of property and equipment	(6,397)	(14,335)	(5,156)	—	(25,888)
Increase in equipment under customer usage agreements	(335)	(13,031)	(7,589)	—	(20,955)
Purchase of insurance contracts	(4,000)	—	—	—	(4,000)
Proceeds from sale of intellectual property	—	60,000	—	—	60,000
Purchase of cost-method investments	(3,400)	(225)	—	—	(3,625)
Increase in other assets	(1,984)	(1,520)	(1,447)	—	(4,951)

Net cash provided by (used in) investing activities	(36,622)	115,651	(12,924)	—	66,105

FINANCING ACTIVITIES
Repayment of long-term debt	(32,500)	—	—	—	(32,500)
Payment of debt issuance cost	(7,019)				(7,019)
Payment of contingent consideration	(42,433)	—	—	—	(42,433)
Net proceeds from issuance of common stock pursuant to employee stock plans	37,623	—	—	—	37,623
Excess tax benefit related to equity awards	4,437	—	—	—	4,437
Payment of minimum tax withholdings on net share settlements of equity awards	(9,972)	—	—	—	(9,972)

Net cash used in financing activities	(49,864)	—	—	—	(49,864)
Effect of exchange rate changes on cash and cash equivalents	—	(1,782)	579	—	(1,203)

Net increase (decrease) in cash and cash equivalents	(21,477)	186,256	19,787	—	184,566
Cash and cash equivalents, beginning of period	210,028	269,416	80,986	—	560,430

Cash and cash equivalents, end of period	$188,551	$455,672	$100,773	$—	$744,996

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operations;

•	the coverage and reimbursement decisions of third-party payors and the guidelines, recommendations, and studies published by various organizations relating to the use of our products and treatments;

•	the uncertainty of the impact of cost containment efforts and federal healthcare reform legislation on our business and results of operations;

•	the ability to successfully manage ongoing organizational and strategic changes, including our ability to attract, motivate and retain key employees;

•	the impact and anticipated benefits of recently completed acquisitions and acquisitions we may complete in the future;

•	the ability to consolidate certain of our manufacturing and other operations on a timely basis and within budget, without disrupting our business and to achieve anticipated cost synergies related to such actions;

•	our goal of expanding our market positions;

•	the development of new competitive technologies and products;

•	regulatory approvals and clearances for our products;

•	production schedules for our products;

•	the anticipated development of our markets and the success of our products in these markets;

•	the anticipated performance and benefits of our products;

•	business strategies;

•	estimated asset and liability values;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future;

•	our compliance with covenants contained in our indebtedness;

•	anticipated trends relating to our financial condition or results of operations; and

•	our capital resources and the adequacy thereof.

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

Our breast health products include a broad portfolio of breast imaging and related products and accessories, including digital and film-based mammography systems, magnetic resonance imaging, or MRI, breast coils, computer-aided detection, or CAD, for mammography and minimally invasive breast biopsy devices, breast biopsy site markers, breast biopsy guidance systems, breast imaging comfort pads, and breast brachytherapy products. Our most advanced breast imaging platform, Dimensions, utilizes a technology called tomosynthesis to produce 3D images, as well as conventional 2D full field digital mammography images.

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

Trademark Notice

Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: Affirm, Aptima, Aptima Combo 2, Aquilex, ATEC, Celero, Cervista, Contura, C-View, Dimensions, Eviva, Fluoroscan, Gen-Probe, Healthcome, HTA, Horizon Interlace, Invader, LORAD, MammoPad, MammoSite, MultiCare, MyoSure, NovaSure, Panther, Prodesse, PreservCyt, QDR, Rapid fFN, Sahara, SecurView, Selenia, Sentinelle, Serenity, StereoLoc, TCT, ThinPrep, THS, Tigris, TLI IQ, and Trident.

RESULTS OF OPERATIONS

All dollar amounts in tables are presented in thousands.

Product Revenues

	Three Months Ended						Six Months Ended
	March 29, 2014		March 30, 2013		Change		March 29, 2014		March 30, 2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$283,598	45%	$288,836	47%	$(5,238)	(2)%	$561,952	45%	$583,426	47%	$(21,474)	(4)%
Breast Health	149,529	24%	138,340	23%	11,189	8%	290,513	23%	279,617	22%	10,896	4%
GYN Surgical	71,737	11%	73,372	12%	(1,635)	(2)%	150,248	12%	153,928	12%	(3,680)	(2)%
Skeletal Health	16,271	3%	15,568	3%	703	5%	30,804	2%	32,399	3%	(1,595)	(5)%

	$521,135	83%	$516,116	84%	$5,019	1%	$1,033,517	84%	$1,049,370	84%	$(15,853)	(2)%

Diagnostics product revenues decreased 2% and 4% in the current three and six month periods compared to the corresponding periods in the prior year. These decreases were primarily due to the divestiture of our Lifecodes business in the second quarter of fiscal 2013, which had contributed $10.6 million and $23.1 million in the three and six months ended March 30, 2013, respectively, a reduction in ThinPrep revenues of $6.9 million and $19.5 million in the three and six months ended March 29, 2014, respectively, and a reduction in Prodesse (principally flu testing assays) revenues of $2.4 million and $5.6 million in the three and six months ended March 29, 2014, respectively. Partially offsetting these declines were an increase in blood screening revenues of $10.4 million and $19.7 million in the three and six months ended March 29, 2014, respectively, and a $4.7 million and $11.9 million increase from our molecular diagnostics products, primarily our Aptima family of assays.

We attribute the reduction in ThinPrep revenues primarily to lower domestic sales volumes resulting from an increase in screening intervals based on guidelines released in 2012 by the American Congress of Obstetrics and Gynecologists and the U.S. Preventative Services Task Force and lower average sales prices internationally, primarily in China where we have transitioned to selling more of our products through distributors, partially offset by higher sales volumes internationally. Prodesse revenues decreased in the current year periods primarily due to a milder flu season this year compared to the corresponding periods in the prior year and the recent introduction of competitive products. Our blood screening revenues increased primarily due to the inclusion of contingent revenue under our blood screening collaboration that was not recognized in the first quarter of fiscal 2013, and to a lesser extent the second quarter of fiscal 2013, due to unbilled accounts receivable being recorded as a fair value adjustment in purchase accounting. Under the collaboration, a portion of our blood screening revenue is contingent on donations testing revenue earned by our blood screening collaborator. As a result, amounts to be received for this contingent revenue related to inventory on hand and not yet utilized by Novartis’ (our blood screening collaborator at the time) customers as of the date we acquired Gen-Probe were recorded as unbilled accounts receivable on the balance sheet in purchase accounting and these amounts were not recorded as revenue in our results of operations in fiscal 2013. This increase in blood screening revenues was partially offset by lower WNV assay sales compared to the corresponding periods in fiscal 2013 as last year generally had a much higher incidence of the WNV resulting in higher donation testing in the prior year periods. The increase in revenues related to our Aptima family of assays was primarily due to increased volumes from our strategic alliance with Quest Diagnostics Incorporated entered into in the third quarter of fiscal 2013, and increased sales volumes of our HPV screening assay, which was FDA approved for use on our Panther system in the fourth quarter of fiscal 2013. These increases were partially offset by slightly lower average sales prices for our Aptima products due to increased competitive pressures.

Breast Health product revenues increased 8% and 4% in the current three and six month periods compared to the corresponding periods in the prior year. In the current three and six month periods, our digital mammography systems revenue increased $11.5 million and $13.4 million, respectively, compared to the corresponding periods in the prior year primarily due to the increase in 3D Dimensions revenue of $15.9 million and $24.2 million, respectively, as we sold more units with slightly higher average sales prices in the United States, and to a lesser extent internationally. As expected, we continue to experience a decline in the number of Selenia units sold as well as slightly lower average sales prices for our 2D Dimensions products partially due to configuration differences. We also experienced an increase in revenues for our workstation and related products of $2.6 million and $3.0 million, respectively, in the current year periods, which is partially driven by our C-View product. In addition, our breast biopsy products revenue increased $2.2 million in the current six month period compared to the corresponding period in the prior year primarily due to the increase in the number of Eviva biopsy devices sold worldwide. Recent adverse changes in the reimbursement for our breast biopsy products may result in lower sales prices, or use, of such products in the future. Partially offsetting the increases in the current six month period, we experienced a decline in our analog mammography systems and MRI breast coils.

GYN Surgical product revenues decreased 2% in both the current three and six month periods compared to the corresponding periods in the prior year primarily due to a decline in sales of NovaSure devices of $5.5 million and $12.8 million, respectively, partially offset by a $4.1 million and $9.5 million increase in MyoSure system sales in the current year periods, respectively. We experienced a decrease in the number of NovaSure devices sold in the United States, which we continue to believe is primarily attributable to patients delaying surgery or opting for lower cost and generally less effective alternatives. The MyoSure system continues to gain strong market acceptance as unit sales increase.

Skeletal Health product revenues increased 5% in the current quarter compared to the corresponding period in the prior year and decreased 5% in the current six months compared to the corresponding period in the prior year. The increase in the current quarter was primarily due to an increase in our mini C-arm systems and our osteoporosis assessment product sales, namely our Horizon product, which was introduced in late fiscal 2013, partially offset by lower volumes of our older Discovery products and pricing pressures. The decrease in the current six month period compared to the prior year corresponding period was primarily due to a reduction in unit sales of our Discovery products and to a lesser extent our mini C-arm systems and pricing pressures, partially offset by higher Horizon unit sales.

Product revenues by geography as a percentage of total product sales were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
United States	73%	74%	73%	73%
Europe	16%	13%	15%	14%
Asia-Pacific	8%	9%	8%	9%
All others	3%	4%	4%	4%

	100%	100%	100%	100%

The increase in product revenues as a percentage of consolidated product revenues in Europe in the current quarter compared to the corresponding period in the prior year was primarily due to an increase in blood screening revenues.

Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 29, 2014		March 30, 2013		Change		March 29, 2014		March 30, 2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$103,873	17%	$96,547	16%	$7,326	8%	$203,939	16%	$194,655	16%	$9,284	5%

Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. Service and other revenues increased 8% and 5% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to an increase in the number of service contracts in our Breast Health business driven by an increase in the installed base of our digital mammography systems, an increase in services not covered by service contracts and higher training revenues on our digital mammography systems.

Cost of Product Revenues

	Three Months Ended						Six Months Ended
	March 29, 2014		March 30, 2013		Change		March 29, 2014		March 30, 2013		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$185,724	36%	$207,227	40%	$(21,503)	(10)%	$362,602	35%	$429,554	41%	$(66,952)	(16)%
Amortization of Intangible Assets	76,883	15%	75,733	15%	1,150	2%	153,549	15%	151,020	14%	2,529	2%
Impairment of Intangible Assets	26,567	5%	—	—	26,567	100%	26,567	3%	—	—	26,567	100%

	$289,174	55%	$282,960	55%	$6,214	2%	$542,718	53%	$580,574	55%	$(37,856)	(7)%

Product revenues gross margin remained flat at 45% in the current quarter compared to the prior year corresponding period and improved in the current six month period to 47% compared to 45% in the corresponding period in the prior year.

Cost of Product Revenues. The cost of product revenues, excluding amortization and impairment of intangible assets, as a percentage of product revenues was 36% and 35% in the current three and six month periods, respectively, compared to 40% and 41% in the corresponding periods in the prior year. Cost of product revenues as a percentage of product sales in the current year periods decreased in Diagnostics, Breast Health, and GYN Surgical and increased in Skeletal Health compared to the corresponding periods in the prior year, resulting in an overall improved gross margin rate.

Diagnostics’ product costs as a percentage of revenue declined in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the inclusion in the corresponding periods in fiscal 2013 of $22.5 million and $52.4 million, respectively, of additional costs related to the sale of acquired inventory written up to fair value in purchase accounting for the Gen-Probe acquisition. In addition, we were able to recognize contingent revenue under the blood screening collaboration in fiscal 2014 that we were not able to recognize in the corresponding fiscal 2013 periods, although to a lesser extent relative to the second quarter of fiscal 2013, as described above. Furthermore, we experienced favorable manufacturing variances across our products and lower royalty costs for ThinPrep, partially offset by unfavorable pricing on ThinPrep and Aptima sales and increased service costs for placed instruments.

Breast Health’s product costs as a percentage of revenue declined in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the increase in 3D Dimensions sales on both a unit basis and as a percentage of total digital mammography systems sales compared to our 2D systems. Our 3D Dimensions systems have higher average sales prices than our 2D systems resulting in higher gross margins.

GYN Surgical’s product costs as a percentage of revenue declined slightly in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower overhead at the Costa Rica facility allocated to these products as a result of the transfer of our breast biopsy products from our Indianapolis, Indiana facility during fiscal 2013. In addition, we experienced favorable manufacturing variances in the current year periods, partially offset by the impact of lower NovaSure volumes and higher MyoSure volumes. Our NovaSure systems have a higher gross margin than our MyoSure products.

Skeletal Health’s product costs as a percentage of revenue increased in the current three and six month periods primarily due to lower unit sales and increased pricing pressures compared to the prior year periods.

Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology and patents. These intangible assets are generally amortized over their estimated useful lives of between 8.5 and 20 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. The economic pattern is based on undiscounted future cash flows. The increase in amortization expense in the current three and six month periods compared to the corresponding period in the prior year was primarily due to certain in-process research and development projects recorded as assets in the Gen-Probe acquisition receiving FDA approval in fiscal 2013. As a result, these approved projects are now being amortized.

Impairment of Intangible Assets. In the second quarter of fiscal 2014, we evaluated our MRI breast coils product line asset group, which is within our Breast Health segment, for impairment due to our current expectation that it will be sold or disposed of significantly before the end of its previously estimated useful life. The undiscounted cash flows expected to be generated by this asset group over its estimated remaining life were not sufficient to recover its carrying value. We have estimated the fair value of the asset group resulting in an aggregate impairment charge of $28.6 million, comprised of $27.1 million of intangible assets and $1.5 million of property and equipment. The impairment charge has been allocated to the long-lived assets, resulting in $26.6 million being allocated to developed technology. The estimated fair value of this asset group is subject to change and additional charges may be recorded in the future. For additional information, please refer to Note 2 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Cost of Service and Other Revenues

	Three Months Ended						Six Months Ended
	March 29, 2014		March 30, 2013		Change		March 29, 2014		March 30, 2013		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$53,722	52%	$50,377	52%	$3,345	7%	$107,030	52%	$102,452	53%	$4,578	5%

Service and other revenues gross margin was 48% in both the current three and six month periods compared to 48% and 47% in the corresponding periods in the prior year. Within our Breast Health segment, the continued conversion of a high percentage of our domestic installed base of digital mammography systems to service contracts upon expiration of the warranty period without a corresponding increase in costs to service these contracts has resulted in higher gross margins. Partially offsetting this improvement is increased costs in our Diagnostics segment coupled with lower other revenues, which includes royalty revenue.

Operating Expenses

	Three Months Ended						Six Months Ended
	March 29, 2014		March 30, 2013		Change		March 29, 2014		March 30, 2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$49,915	8%	$49,621	8%	$294	1%	$98,584	8%	$101,130	8%	$(2,546)	(3)%
Selling and marketing	78,657	13%	88,614	14%	(9,957)	(11)%	161,914	13%	183,057	15%	(21,143)	(12)%
General and administrative	62,109	10%	64,233	10%	(2,124)	(3)%	129,928	11%	118,624	10%	11,304	10%
Amortization of intangible assets	29,100	5%	28,667	5%	433	2%	55,316	5%	57,193	5%	(1,877)	(3)%
Impairment of intangible assets	522	0%	—	—	522	100%	522	—	—	—	522	100%
Contingent consideration – compensation expense	—	—	29,388	5%	(29,388)	(100)%	—	—	58,874	5%	(58,874)	(100)%
Contingent consideration – fair value adjustments	—	—	799	0%	(799)	(100)%	—	—	10,839	1%	(10,839)	(100)%
Gain on sale of intellectual property	—	—	—	—	—	—	—	—	(53,884)	(4)%	53,884	100%
Restructuring and divestiture charges	11,559	2%	12,462	2%	(903)	(7)%	29,909	2%	16,395	1%	13,514	82%

	$231,862	37%	$273,784	45%	$(41,922)	(15)%	$476,173	38%	$492,228	40%	$(16,055)	(14)%

Research and Development Expenses. Research and development expenses increased 1% in the current quarter compared to the corresponding period in the prior year and decreased 3% in the current six month period compared to the corresponding period in the prior year. The increase in the current quarter compared to the prior year period was primarily due to an increase in compensation from higher bonus expense, increased clinical spending for our next generation breast biopsy products, and additional program spend for our virology product line, partially offset by lower headcount and reductions to certain development programs, primarily in the GYN Surgical business as part of our cost containment measures implemented in fiscal 2013 and the beginning of the first quarter of fiscal 2014. In addition, we divested our Lifecodes business in the second quarter of fiscal 2013, and as such we had no research and development expenses in fiscal 2014 related to this business compared to $2.0 million in the second quarter of fiscal 2013. The decrease in the current six month period compared to the corresponding period in the prior year was primarily due to the divestiture of Lifecodes, which contributed $4.2 million in the prior year period, and lower headcount and reductions to certain development programs primarily in the GYN Surgical business. Partially offsetting these decreases was additional program spend for our virology product line, increased clinical spending for our next generation breast biopsy products, and higher bonus expense. Research and development primarily reflects spending on new product development programs, regulatory compliance and clinical research and trials. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses decreased 11% and 12% in the current three and six month periods, respectively, compared to the corresponding periods in the prior year primarily due to lower headcount and lower spend for certain marketing directives, such as trade shows, seminars, and medical education, primarily as a result of our cost containment measures, and lower distributor commissions. In addition, the three and six month periods ended March 30, 2013 included $2.3 million and $4.6 million, respectively, of expenses related to Lifecodes. These decreases were partially offset by higher bonus expense.

General and Administrative Expenses. General and administrative expenses decreased 3% in the current quarter compared to the corresponding period in the prior year and increased 10% in the current six month period compared to the corresponding period in the prior year. The decrease in the current quarter compared to the corresponding period in the prior year was primarily due to lower compensation and benefit costs due to lower headcount from our cost containment measures, lower integration costs related to the Gen-Probe acquisition, and a decrease in medical device excise taxes of $1.1 million, partially offset by higher bonus expense and a property and equipment impairment of $1.2 million, which is discussed above. The increase in the current six month period compared to the corresponding period in the prior year was primarily due to legal and consulting fees of $4.7 million incurred in the first quarter of fiscal 2014 to assist us in our negotiation and response to shareholder activism, an increase in the medical device excise tax of $4.3 million and higher bonus expense, partially offset by lower compensation and benefit costs due to lower headcount from our cost containment measures and lower integration costs related to the Gen-Probe acquisition. In addition, the first quarter of fiscal 2013 included a legal settlement benefit.

Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, business licenses and non-compete agreements related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increase in the current quarter compared to the corresponding period in the prior year was primarily due to shortening the remaining life of certain corporate trade names as we decided to phase out their use during the second quarter of fiscal 2014. The decrease in the current six month period compared to the corresponding period in the prior year was primarily due to lower amortization from intangibles acquired in the Cytyc, Inc. acquisition in fiscal 2008 as the pattern of economic benefits decreases, partially offset by accelerated amortization of corporate trade names.

Impairment of Intangible Assets. In the second quarter of fiscal 2014, we recorded an impairment charge for a trade name intangible asset related to our MRI breast coils product line as discussed above.

Contingent Consideration—Compensation Expense. In connection with our acquisition of TCT International Co., Ltd., or TCT, we were obligated to make contingent earn-out payments. The payments were contingent on future employment and were also based on achieving certain incremental revenue growth milestones. The measurement period ended in fiscal 2013, and as such, there were no charges in fiscal 2014.

Contingent Consideration—Fair Value Adjustments. In connection with our acquisition of Interlace Medical, Inc., or Interlace, we were required to pay future consideration that was contingent on achieving certain revenue based milestones. As of the acquisition date, we recorded a contingent consideration liability for the estimated fair value of the amount we expected to pay to the former shareholders of Interlace. This liability was based on future revenue projections of the business under various potential scenarios and weighted probability assumptions of these outcomes. The $10.0 million charge in the first quarter of fiscal 2013 was due to an increase in the liability as a result of higher projected revenues for the Interlace products, and the $0.8 million charge in the second quarter of fiscal 2013 was due to the accretion of the liability to the measurement date. The measurement period for this contingent consideration ended in the second quarter of fiscal 2013, and as such, there were no charges in fiscal 2014.

Gain on Sale of Intellectual Property. In the first quarter of fiscal 2013, we recorded a net gain of $53.9 million related to the sale of our Makena asset to K-V Pharmaceutical Company, or KV. On August 4, 2012, KV and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. At that time, KV still owed us $95.0 million. In December 2012, we and KV executed a settlement, which released KV from all claims in consideration of a $60.0 million payment. We recorded this payment, net of certain costs in the first quarter of fiscal 2013. For additional information, please refer to Note 6 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Restructuring and Divestiture Charges. In the fourth quarter of fiscal 2012, in connection with our acquisition of Gen-Probe, we implemented a restructuring action to consolidate our Diagnostics operations by decreasing headcount and closing our legacy molecular diagnostics operations in Madison, Wisconsin. We also finalized our decision to transfer production of our interventional breast products from our Indianapolis facility to our Costa Rica facility. In fiscal 2013 and in the first quarter of fiscal 2014, we implemented cost containment measures that primarily resulted in headcount reductions. In the second quarter of fiscal 2014, we terminated employees at our Warstein, Germany location, and as part of ongoing management changes, we terminated certain executives. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are being recognized either ratably over the respective required employee service periods or up-front for contractual benefits, and other charges are being recognized as incurred. In the current three and six month periods, we recorded aggregate charges of $11.6 million and $29.9 million, respectively, from these actions. The charges recorded in fiscal 2014 primarily related to severance and benefits, and the six month period includes a $3.1 million impairment charge to record certain buildings at our Warstein, Germany location to their estimated fair value. In the three and six month periods in the prior year, we recorded restructuring charges of $12.5 million and $16.4 million, respectively, primarily for severance and benefits. For additional information pertaining to restructuring actions and charges, please refer to Note 3 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Interest Income

	Three Months Ended				Six Months Ended
	March 29, 2014	March 30, 2013	Change		March 29, 2014	March 30, 2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$149	$207	$(58)	(28)%	$505	$467	$38	8%

Interest income decreased in the current quarter compared to the corresponding period in the prior year due to lower invested average cash balances and increased in the current six month period compared to the corresponding period in the prior year primarily due to slightly higher average cash balances in the current year period.

Interest Expense

	Three Months Ended				Six Months Ended
	March 29, 2014	March 30, 2013	Change		March 29, 2014	March 30, 2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(54,449)	$(76,049)	$21,600	(28)%	$(115,739)	$(148,130)	$32,391	(22)%

Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred financing costs on our Convertible Notes, Senior Notes and amounts borrowed under our Credit Agreement. The decrease in interest expense in the current three and six month periods compared to the corresponding periods in the prior year was primarily due to principal payments in fiscal 2013 and 2014, which included $325.0 million of voluntary pre-payments, of amounts borrowed under our Credit Agreement, lower weighted-average interest rates due to refinancing both the Term Loan A and Term Loan B facilities, and the redemption of $405.0 million principal of our 2007 Notes in December 2013. These decreases were partially offset by additional interest expense from the accretion of principal on the 2013 Notes at 4.0% annually.

Debt Extinguishment Loss

	Three Months Ended				Six Months Ended
	March 29, 2014	March 30, 2013	Change		March 29, 2014	March 30, 2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Loss	$(4,437)	$(3,247)	$(1,190)	37%	$(7,377)	$(3,247)	$(4,130)	127%

In the second quarter of fiscal 2014, we refinanced our Term Loan B facility and voluntarily prepaid $25.0 million of principal. In connection with this transaction, we recorded a debt extinguishment loss of $4.4 million for the write off of the pro-rata share of the debt discount and deferred issuance costs. In the first quarter of fiscal 2014, we made a $100.0 million voluntary pre-payment on our Term Loan B facility. As a result, the pro-rata share of the debt discount and deferred issuance costs aggregating $2.9 million related to this prepayment was recorded as a debt extinguishment loss. In the second quarter of fiscal 2013, we refinanced our Term Loan A facility and recorded a debt extinguishment loss of $3.2 million for the write off of the pro-rata share of the debt discount and deferred issuance costs.

Other (Expense) Income, net

	Three Months Ended				Six Months Ended
	March 29, 2014	March 30, 2013	Change		March 29, 2014	March 30, 2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%

Other (Expense) Income, net	$(3,263)	$(201)	$(3,062)	1,523%	$(2,093)	$1,038	$(3,131)	(302)%

In the second quarter of fiscal 2014, this account was primarily comprised of an other-than-temporary impairment charge on a cost-method equity investment of $3.0 million and net foreign currency exchange losses of $0.5 million. In the second quarter of fiscal 2013, this account was primarily comprised of an other-than temporary impairment charge for a cost-method investment of $1.7 million and net foreign currency exchange losses of $0.7 million, partially offset by $2.2 million of gains on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan.

For the current six month period, this account was primarily comprised of other-than-temporary impairment charges on cost-method equity investments of $3.7 million and net foreign currency exchange losses of $1.0 million, partially offset by gains of $2.7 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan. For the prior year six month period, this account was primarily comprised of investment gains related to our deferred compensation plan of $2.4 million, partially offset by the other-than temporary impairment charge of $1.7 million.

Provision (Benefit) for Income Taxes

	Three Months Ended				Six Months Ended
	March 29, 2014	March 30, 2013	Change		March 29, 2014	March 30, 2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision (Benefit) for Income Taxes	$5,015	$(22,644)	$27,659	122%	$8,947	$(33,115)	$42,062	127%

Our effective tax rate for the current three and six month periods was a provision of 42.7% and 67.9%, respectively, on pre-tax losses, compared to a benefit of 30.7% and 40.8%, respectively, on pre-tax losses for the corresponding periods in the prior year. For the three and six months ended March 29, 2014, the effective tax rate differed from the statutory rate primarily due to unbenefited foreign losses. For the three months ended March 30, 2013, the tax rate benefit was less than the statutory rate primarily due to non-deductible contingent consideration expense related to TCT and Interlace, partially offset by the effect of the retroactively reinstated Federal research tax credit in the second quarter of fiscal 2013 and the domestic production activities deduction benefit. For the six months ended March 30, 2013, the tax rate benefit was higher than the statutory rate primarily due to a $19.0 million valuation allowance release related to capital losses which were utilized to offset capital gains generated during the year and the effect of the retroactively reinstated Federal research tax credit in the second quarter of fiscal 2013, partially offset by non-deductible contingent consideration expenses related to TCT and Interlace.

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

Diagnostics

	Three Months Ended				Six Months Ended
	March 29, 2014	March 30, 2013	Change		March 29, 2014	March 30, 2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$290,802	$296,507	$(5,705)	(2)%	$576,568	$602,423	$(25,855)	(4)%

Operating Income (Loss)	$15,243	$(46,978)	$62,221	132%	$19,997	$(32,683)	$52,680	161%

Operating Income (Loss) as a % of Segment Revenue	5%	(16)%			3%	(5)%

Diagnostics revenues decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the decrease in product revenues discussed above.

Operating income for this business segment increased in the current three and six month periods compared to the corresponding periods in the prior year. Gross margin in absolute dollars increased in both of the current year periods primarily due to the inclusion in the prior year corresponding three and six month periods of fair value adjustments of $22.5 million and $52.4 million, respectively, for acquired Gen-Probe inventory that did not recur in the current year periods. In addition, we were able to record contingent revenue under our blood screening collaboration in the current year periods that had previously been recorded as unbilled accounts receivable in purchase accounting as described above. In addition, we experienced favorable manufacturing variances across our products and lower royalty costs for ThinPrep, partially offset by lower ThinPrep volumes, unfavorable pricing on ThinPrep and Aptima sales, and increased intangible asset amortization expense. The gross margin rate improved to 46.1% and 46.3% in the current three and six month periods, respectively, from 39.9% and 38.9% in the corresponding periods in the prior year.

Operating expenses decreased in the current three and six month periods compared to the corresponding periods in the prior year. These decreases were primarily due to the inclusion in the prior year corresponding periods of $29.4 million and $58.9 million, respectively, of contingent consideration charges related to TCT and $4.1 million and $9.4 million, respectively, of operating expenses related to the Lifecodes product line (which was divested in the second quarter of fiscal 2013). In addition, we incurred lower compensation and benefits expense from headcount reductions as part of our cost containment measures, lower travel, meeting and trade show expenses, and lower restructuring and integration costs, partially offset by higher bonus expense. In the current six month period we incurred higher medical device excise taxes of $2.3 million, and the prior year six month period included a $53.9 million gain related to the settlement with KV for the sale of our rights to Makena as discussed above.

Breast Health

	Three Months Ended				Six Months Ended
	March 29, 2014	March 30, 2013	Change		March 29, 2014	March 30, 2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$238,705	$220,058	$18,647	8%	$465,196	$440,866	$24,330	6%

Operating Income	$25,818	$47,892	$(22,074)	(46)%	$69,667	$92,837	$(23,170)	(25)%

Operating Income as a % of Segment Revenue	11%	22%			15%	21%

Breast Health revenues increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to the $11.2 million and $10.9 million increase in product revenues, respectively, discussed above, and the $7.4 million and $13.4 million increase in service revenues, respectively, that was substantially related to additional service contracts for the increased number of digital mammography systems in our installed base.

Operating income for this business segment decreased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to a reduction in gross margin in absolute dollars and higher operating expenses. Gross margin in absolute dollars decreased primarily due to the $26.6 million developed technology asset impairment discussed above, partially offset by the increase in 3D Dimensions sales on both a unit basis and as a percentage of total digital mammography systems sales and higher service revenues without a corresponding increase in related service costs. Our 3D Dimensions systems have higher average sales prices than our 2D systems resulting in higher gross margins. As a result of the impairment charge, the overall gross margin rate declined to 41.1% and 46.1% in the current three and six month periods, respectively, compared to 50.3% and 49.2% in the corresponding periods in the prior year.

Operating expenses increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to higher restructuring charges, which includes corporate allocated amounts, higher research and development expenditures primarily for next generation breast biopsy devices, higher corporate general and administrative allocations, intangible asset and property impairment charges aggregating $1.8 million, and higher bonus expense, partially offset by lower sales and marketing expenditures including lower spend on tomosynthesis awareness campaigns compared to the prior year periods, and lower legal fees. In addition, the current six month period had an increase in the medical device excise tax of $1.6 million.

GYN Surgical

	Three Months Ended				Six Months Ended
	March 29, 2014	March 30, 2013	Change		March 29, 2014	March 30, 2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$72,043	$73,692	$(1,649)	(2)%	$150,897	$154,601	$(3,704)	(2)%

Operating Income	$6,579	$2,241	$4,338	194%	$17,702	$2,863	$14,839	518%

Operating Income as a % of Segment Revenue	9%	3%			12%	2%

GYN Surgical revenues decreased in the current three and six month periods compared to the corresponding periods in the prior year due to the decrease in product revenues discussed above.

Operating income for this business segment increased in the current three and six month periods compared to the corresponding periods in the prior year primarily due to lower operating expenses partially offset by lower gross margin in absolute dollars from lower revenues. The gross margin rate was relatively flat at 55.6% and 57.6% in the current three and six month periods, respectively, compared to 55.2% and 57.6% in the corresponding periods in the prior year.

Operating expenses declined in the current three and six month periods compared to the corresponding periods in the prior year primarily due to headcount reductions, lower research and development program expenditures and lower marketing related expenditures all as a result of our cost containment measures, and lower intangible asset amortization expense. Expenses were also lower in the current six month period due to the inclusion in the first quarter of fiscal 2013 of $10.0 million of contingent consideration charges related to the Interlace earn-out.

Skeletal Health

	Three Months Ended				Six Months Ended
	March 29, 2014	March 30, 2013	Change		March 29, 2014	March 30, 2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$23,458	$22,406	$1,052	5%	$44,795	$46,135	$(1,340)	(3)%

Operating Income	$2,610	$2,387	$223	9%	$4,169	$5,754	$(1,585)	(28)%

Operating Income as a % of Segment Revenue	11%	11%			9%	12%

Skeletal Health revenues increased in the current three month period and decreased in the current six month period compared to the corresponding periods in the prior year primarily due to the changes in product revenues discussed above.

Operating income increased in the current quarter compared to the corresponding period in the prior year primarily due to the increase in gross margin in absolute dollars as a result of higher sales, while operating expenses remained relatively flat. Operating income in the current six month period decreased primarily due to a decrease in gross margin in absolute dollars as a result of lower revenues and operating expenses increased slightly, primarily due to restructuring expenses. The gross margin rate declined to 43.0% and 43.3% in the current three and six months, respectively, from 43.4% and 44.2% in the corresponding periods in the prior year primarily due to lower sales volumes.

LIQUIDITY AND CAPITAL RESOURCES

At March 29, 2014, we had $713.9 million of working capital, and our cash and cash equivalents totaled $484.5 million. Our cash and cash equivalents balance decreased by $338.0 million during the first six months of fiscal 2014 primarily due to debt principal payments and capital expenditures, partially offset by operating cash flows and proceeds from the exercise of stock options granted pursuant to our employee benefit programs.

In the first six months of fiscal 2014, our operating activities provided us with $218.3 million of cash, which included a net loss of $22.1 million, offset primarily by non-cash charges for depreciation and amortization aggregating $257.9 million, non-cash interest expense of $35.8 million related to our outstanding debt, asset impairment charges of $33.3 million, stock-based compensation expense of $26.1 million and debt extinguishment losses of $7.4 million. These adjustments to net loss were partially offset by a decrease in net deferred tax liabilities of $164.8 million, primarily from the amortization of intangible assets. Cash provided by operations included a net cash inflow of $42.5 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by a decrease in prepaid income taxes of $44.7 million due to the utilization thereof to fund our tax liability, a decrease in accounts receivable of $21.5 million due to improved collections, a decrease in prepaid expenses of $9.8 million and an increase in deferred revenue of $9.1 million as we increase our installed base of digital mammography systems. These inflows were partially offset by an increase in inventory of $23.8 million for expected demand primarily in our Diagnostics business for instruments and assays, a decrease in accounts payable of $12.3 million based on the timing of payments and a decrease in accrued expenses of $6.5 million primarily due to the payment of contingent consideration of $31.1 million and interest on our debt partially offset by a net increase in bonus and benefits accruals and restructuring.

In the first six months of fiscal 2014, our investing activities utilized $34.6 million of cash primarily for capital expenditures of $37.7 million, which consisted primarily of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware.

In the first six months of fiscal 2014, our financing activities used cash of $521.2 million primarily due to $562.5 million in debt principal payments comprised of $405.0 million to pay off our 2007 Notes and $157.5 million under our Credit Agreement, and $9.2 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $53.7 million from our equity plans, primarily from the exercise of stock options.

Debt

We had total recorded debt outstanding of $4.27 billion at March 29, 2014, which is comprised of amounts outstanding under our Credit Agreement of $2.06 billion (principal $2.08 billion), Senior Notes of $1.0 billion and Convertible Notes of $1.21 billion (principal $1.32 billion).

Credit Agreement

Concurrent with closing the Gen-Probe acquisition on August 1, 2012, we and certain of our domestic subsidiaries, or the Guarantors, entered into a credit and guaranty agreement, or the Credit Agreement, with Goldman Sachs Bank USA, in its capacity as administrative and collateral agent, and the lenders party thereto. The Credit Agreement was amended in the second quarter of fiscal 2013, resulting in a 100 basis point reduction to the interest rate on the Term Loan A facility and the Revolving Facility. On August 2, 2013, the Credit Agreement was further amended resulting in a 75 basis point reduction to the interest rate on the Term Loan B facility. On February 26, 2014, the Credit Agreement was amended for the third time resulting in a further 50 basis point reduction in the interest rate on the Term Loan B facility.

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

We are required to make scheduled principal payments under the Term Loan A facility in increasing amounts ranging from $12.5 million per three month period beginning October 31, 2012 to $50.0 million per three month period commencing October 31, 2015, and under the Term Loan B facility in equal installments of $3.75 million per three month period beginning on October 31, 2012 and for 27 three month periods thereafter. The remaining balance of $400 million for Term Loan A and $1.07 billion for Term Loan B is due at maturity. Any amounts outstanding under the Revolving Facility are due at maturity. We are required to make principal repayments first, pro rata among the term loan facilities, and second to the Revolving Facility from specified excess cash flows from operations and from the net proceeds of specified types of asset sales, debt issuances, insurance recoveries and equity offerings. Subject to certain limitations, we may voluntarily pre-pay any of the credit facilities without premium or penalty.

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

The credit facilities contain two financial ratio covenants measured as of the last day of each fiscal quarter: a total net leverage ratio and an interest coverage ratio. The total net leverage ratio is 6.00:1.00 beginning on our fiscal quarter ended March 29, 2014, which then decreases over time to 4.00:1.00 for the fiscal quarter ending September 30, 2017 and each fiscal quarter thereafter. The interest coverage ratio is 3.25:1.00 beginning on our fiscal quarter ending March 29, 2014, which then increases over time to 3.75:1.00 for the fiscal quarter ending September 30, 2017 and each fiscal quarter thereafter. The total net leverage ratio is defined as the ratio of our consolidated net debt as of the quarter end to our consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of our consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense for the same measurement period. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. As of March 29, 2014, we were in compliance with these covenants.

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

Convertible Notes

At March 29, 2014, our Convertible Notes, in the aggregate principal amount of $1.32 billion, are recorded at $1.21 billion, which is net of the unamortized debt discount attributed to the embedded conversion feature of the Convertible Notes. These notes consist of:

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

Stock Repurchase Program

On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over the next three years. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program. Through March 29, 2014, we had not repurchased any shares of our common stock under this program.

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

Future Liquidity Considerations

We believe that our cash and cash equivalents, cash flows from operations and the cash available under our Revolving Facility will provide us with sufficient funds in order to fund our expected normal operations and debt payments, including interest, over the next twelve months. Our longer-term liquidity is contingent upon future operating performance. We may also require additional capital in the future to fund capital expenditures, repayment of debt and related deferred tax liabilities, as applicable, acquisitions, strategic transactions or other investments. As described above, we have significant indebtedness outstanding under our Credit Agreement, Senior Notes and Convertible Notes. These capital requirements could be substantial. For a description of risks to our operating performance and our indebtedness, see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

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

Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, a publicly traded equity security, cost-method equity investments, mutual funds, insurance contracts and related deferred compensation plan liabilities, accounts payable and debt obligations. Except for our outstanding Convertible Notes and Senior Notes, the fair value of these financial instruments approximates their carrying amount. As of March 29, 2014, we have $1.32 billion in principal amount of Convertible Notes outstanding, which are comprised of our 2010 Notes with a principal amount of $450.0 million, our 2012 Notes with a principal amount of $500.0 million and our 2013 Notes with a principal amount of $370.0 million. The Convertible Notes are recorded net of the unamortized debt discount on our consolidated balance sheets. The fair value of our 2010 Notes, 2012 Notes and 2013 Notes as of March 29, 2014 was approximately $507.8 million, $502.8 million and $390.9 million, respectively. Amounts outstanding under our Credit Agreement aggregating $2.08 billion aggregate principal as of March 29, 2014 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value. The fair value of our Senior Notes is approximately $1.06 billion.

Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our Convertible Notes, Senior Notes and Credit Agreement. The Convertible Notes and Senior Notes have fixed interest rates. Borrowings under our Credit Agreement bear interest at a rate per annum, at our option, initially, with respect to all loans made under Term Loan A (i) at the Base Rate plus 1.00% per annum, or (ii) at the Adjusted Eurodollar Rate (i.e., the Libor rate) plus 2.00%, and with respect to loans made under Term Loan B: (i) at the Base Rate, with a floor of 1.75%, plus 1.50%, or (ii) at the Adjusted Eurodollar Rate (i.e., the Libor rate), with a floor of 0.75% plus 2.50%.

As of March 29, 2014, there was $2.08 billion of aggregate principal amount outstanding under the Credit Agreement comprised of $925.0 million under the Term Loan A facility and $1.15 billion under the Term Loan B facility. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in Libor rate) would increase annual interest expense by less than $1.0 million due to the low current interest rate environment and the floor on our Term Loan B facility.

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

As of March 29, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 29, 2014.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer’s Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Maximum Number of Shares That May Yet Be Purchased Under Our Programs ($ in thousands)
December 29, 2013 – January 25, 2014	8,597	$22.01	—	$—
January 26, 2014 – February 22, 2014	—	—	—	—
February 23, 2014 – March 29, 2014	48	21.81	—	—

Total	8,645	$22.01	—	$—

(1)	For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. These repurchases of our common stock were to cover employee income tax withholding obligations in connection with the vesting of restricted stock units under our equity incentive plans.
(2)	On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over the next three years. Through March 29, 2014, we had not repurchased any shares of our common stock under this program.

Item 5.	Other Information

On May 1, 2014, the Company entered into a Transition and Severance Agreement (the “Transition Agreement”) and a Settlement and Release Agreement (the “Settlement Agreement” and, together with the Transition Agreement, the “Agreements”), with David P. Harding, the Company’s Senior Vice President, Corporate Strategy. A summary of the material terms and conditions of the Agreements is set forth below. The below description of the Agreements does not purport to be complete and it is qualified in its entirety by reference to the Transition Agreement and the Settlement Agreement, a copy of each of which is attached to this Quarterly Report as Exhibits 10.5 and 10.6, respectively, and is incorporated herein in its entirety by reference.

Under the terms of the Agreements and until his employment is terminated, (i) Mr. Harding will continue to receive his base salary of $425,000 per year; (ii) Mr. Harding’s outstanding equity awards will remain outstanding and continue to vest subject to and in accordance with their respective terms; (iii) Mr. Harding will be entitled to continue to participate in any and all retirement, medical, dental, life insurance and other employee benefit plans in which he participated as of the date of the Transition Agreement; and (iv) Mr. Harding will be entitled to receive a one-time payment during the payroll period following June 15, 2014 of an amount equal to Mr. Harding’s fiscal 2014 target payout under the Company’s Short-Term Incentive Plan, which will be pro-rated for the period of his tenure in fiscal 2014 prior to June 15, 2014 (it being understood that Mr. Harding shall not be entitled to any further fiscal 2014 bonus or other bonus thereafter).

Following the termination of his employment and subject to Mr. Harding executing a further general release of all claims as provided under the Settlement Agreement, Mr. Harding will be entitled to receive the following severance benefits:

•	If the Company terminates the employment of Mr. Harding without cause or Mr. Harding resigns for any reason, Mr. Harding shall be entitled to a lump sum cash payment equal to his accrued compensation through the date of termination of his employment. If such termination without cause or resignation for any reason is prior to September 15, 2015, Mr. Harding will also receive a continuation of his base salary until that date.

•	If the Company terminates the employment of Mr. Harding by reason of Mr. Harding’s death, disability (as defined) or for cause (as defined), Mr. Harding shall be entitled to a lump sum cash payment equal to his accrued compensation through the date of termination of his employment.

The Agreements supersede and replace in their entirety Mr. Harding’s prior severance agreement, which provided for a fifteen month severance benefit, and change of control agreement. The Agreements also provide that Mr. Harding’s non-competition agreement, which contains restrictive covenants pertaining to non-competition, confidentiality and non-solicitation, will remain in effect.

Item 6.	Exhibits.

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

3.2	Fourth Amended and Restated By-laws of Hologic, Inc., as amended.	10-Q	12/28/2013

10.1	Refinancing Amendment No. 3 dated February 26, 2014 by and among Hologic, Inc., the guarantors party thereto, Goldman Sachs Bank USA, and the lenders party thereto.	8-K	2/26/2014

10.2†	Offer Letter by and between Eric B. Compton and Hologic, Inc., dated March 9, 2014.	8-K	3/14/2014

10.3†	Severance and Change of Control Agreement by and between Eric B. Compton and Hologic, Inc., dated March 9, 2014.	8-K	3/14/2014

10.4†	Transition Agreement by and between Glenn P. Muir and Hologic, Inc., dated March 13, 2014.	8-K	3/14/2014

10.5*†	Transition and Severance Agreement by and between David P. Harding and Hologic, Inc., dated May 1, 2014.

10.6*†	Settlement and Release Agreement by and between David P. Harding and Hologic, Inc., dated May 1, 2014.

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition

†	Indicates management contract or compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date: May 2, 2014	/s/ Stephen P. MacMillan

Stephen P. MacMillan
President and Chief Executive Officer

Date: May 2, 2014	/s/ Glenn P. Muir

Glenn P. Muir
Executive Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)