Form 10-Q
period 2014-06-28
HOLOGIC INC
filed 2014-07-31
CIK 859737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________
FORM 10-Q

 __________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-36214
__________________________________________________________
Hologic, Inc.
(Exact name of registrant as specified in its charter)
 __________________________________________________________

Delaware	04-2902449
(State of incorporation)	(I.R.S. Employer Identification No.)
35 Crosby Drive, Bedford, Massachusetts	01730
(Address of principal executive offices)	(Zip Code)
(781) 999-7300
(Registrant’s telephone number, including area code)
 __________________________________________________________
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
As of July 28, 2014, 277,759,686 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

HOLOGIC, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except number of shares which are reflected in thousands and per share data)

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues:
Product	$529.3	$529.9	$1,562.8	$1,579.3
Service and other	103.3	96.2	307.3	290.9
	632.6	626.1	1,870.1	1,870.2
Costs of revenues:
Product	186.7	187.6	549.3	617.2
Amortization of intangible assets	80.5	76.0	234.1	227.0
Impairment of intangible assets	—	1.7	26.6	1.7
Service and other	52.6	51.0	159.6	153.5
Gross Profit	312.8	309.8	900.5	870.8
Operating expenses:
Research and development	52.5	47.8	151.1	148.9
Selling and marketing	83.0	82.9	245.0	265.4
General and administrative	64.7	60.5	194.6	179.7
Amortization of intangible assets	29.7	28.7	85.0	85.9
Impairment of intangible assets	—	—	0.5	—
Contingent consideration – compensation expense	—	21.6	—	80.5
Contingent consideration – fair value adjustments	—	0.5	—	11.3
Gain on sale of intellectual property	—	—	—	(53.9)
Restructuring and divestiture charges	6.7	6.7	36.6	23.1
	236.6	248.7	712.8	740.9
Income from operations	76.2	61.1	187.7	129.9
Interest income	0.3	0.3	0.8	0.8
Interest expense	(52.4)	(67.2)	(168.1)	(215.3)
Debt extinguishment loss	—	—	(7.4)	(3.2)
Other expense, net	(1.5)	(1.2)	(3.5)	(0.2)
Income (loss) before income taxes	22.6	(7.0)	9.5	(88.0)
Provision (benefit) for income taxes	11.3	4.0	20.3	(29.1)
Net income (loss)	$11.3	$(11.0)	$(10.8)	$(58.9)
Net income (loss) per common share:
Basic	$0.04	$(0.04)	$(0.04)	$(0.22)
Diluted	$0.04	$(0.04)	$(0.04)	$(0.22)
Weighted average number of shares outstanding:
Basic	276,843	269,430	274,713	267,983
Diluted	279,205	269,430	274,713	267,983

See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income (loss)	$11.3	$(11.0)	$(10.8)	$(58.9)
Changes in foreign currency translation adjustment	3.3	(2.9)	(3.7)	(9.3)
Changes in unrealized holding gains on available-for-sale securities	4.2	0.1	1.9	2.3
Changes in pension plans, net of taxes of $0.2 for the nine months ended June 28, 2014	—	—	(0.6)	—
Other comprehensive income (loss)	7.5	(2.8)	(2.4)	(7.0)
Comprehensive income (loss)	$18.8	$(13.8)	$(13.2)	$(65.9)
See accompanying notes.

HOLOGIC, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of shares which are reflected in thousands)

	June 28, 2014	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$632.5	$822.5
Restricted cash	5.9	6.9
Accounts receivable, less reserves of $11.3 and $8.8, respectively	381.7	409.3
Inventories	329.8	289.4
Deferred income tax assets	34.4	—
Prepaid income taxes	10.3	44.7
Prepaid expenses and other current assets	37.8	48.4
Other current assets – assets held-for-sale	—	3.0
Total current assets	1,432.4	1,624.2
Property, plant and equipment, net	467.4	491.5
Intangible assets, net	3,558.7	3,906.7
Goodwill	2,811.1	2,814.5
Other assets	142.4	163.9
Total assets	$8,412.0	$9,000.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$102.0	$563.8
Accounts payable	82.3	80.5
Accrued expenses	266.5	272.0
Deferred revenue	147.1	132.3
Deferred income tax liabilities	—	39.8
Total current liabilities	597.9	1,088.4
Long-term debt, net of current portion	4,168.5	4,242.1
Deferred income tax liabilities	1,410.8	1,535.3
Deferred service obligations – long-term	21.8	25.5
Other long-term liabilities	181.7	168.0
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value – 1,623 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value – 750,000 shares authorized; 277,450 and 272,036 shares issued, respectively	2.8	2.7
Additional paid-in-capital	5,639.1	5,536.3
Accumulated deficit	(3,628.7)	(3,616.4)
Accumulated other comprehensive income	18.1	20.4
Treasury stock, at cost – 219 shares at September 28, 2013	—	(1.5)
Total stockholders’ equity	2,031.3	1,941.5
Total liabilities and stockholders’ equity	$8,412.0	$9,000.8
See accompanying notes.

HOLOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	June 28, 2014	June 29, 2013
OPERATING ACTIVITIES
Net loss	$(10.8)	$(58.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	72.7	70.5
Amortization	319.1	312.9
Non-cash interest expense	52.2	61.2
Stock-based compensation expense	39.1	41.9
Excess tax benefit related to equity awards	(5.2)	(5.4)
Deferred income taxes	(204.6)	(119.4)
Gain on sale of intellectual property	—	(53.9)
Fair value adjustments to contingent consideration	—	11.3
Fair value write-up of inventory sold	—	52.4
Asset impairment charges	33.3	1.8
Debt extinguishment loss	7.4	3.2
Cost-method equity investment impairment charges	6.9	6.4
Gain on sale of cost-method equity investment	—	(2.0)
Loss on disposal of property and equipment	5.1	3.7
Other	(1.4)	2.6
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	28.4	9.3
Inventories	(42.2)	12.1
Prepaid income taxes	34.4	37.0
Prepaid expenses and other assets	13.8	5.3
Accounts payable	1.7	(14.4)
Accrued expenses and other liabilities	16.1	32.0
Deferred revenue	10.7	6.2
Net cash provided by operating activities	376.7	415.8
INVESTING ACTIVITIES
Acquisition of businesses	—	(6.3)
Payment of additional acquisition consideration	—	(16.8)
Proceeds from sale of business, net of cash transferred	2.4	86.3
Purchase of property and equipment	(30.9)	(41.1)
Increase in equipment under customer usage agreements	(26.9)	(31.9)
Net sales (purchases) of insurance contracts	13.8	(4.0)
Purchases of mutual funds	(29.7)	—
Sales of mutual funds	22.4	—
Proceeds from sale of intellectual property	—	60.0
Purchase of cost-method equity investments	—	(3.6)
Sale of a cost-method equity investment	—	2.1
Increase in other assets	(3.0)	(4.6)
Net cash (used in) provided by investing activities	(51.9)	40.1
FINANCING ACTIVITIES
Repayment of long-term debt	(578.8)	(48.8)
Payment of debt issuance costs	(2.4)	(7.0)
Payment of contingent consideration	—	(42.4)
Payment of deferred acquisition consideration	(5.0)	(1.7)
Net proceeds from issuance of common stock pursuant to employee stock plans	75.8	51.2
Excess tax benefit related to equity awards	5.2	5.4
Payment of minimum tax withholdings on net share settlements of equity awards	(9.2)	(12.0)
Net cash used in financing activities	(514.4)	(55.3)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(2.6)
Net (decrease) increase in cash and cash equivalents	(190.0)	398.0
Cash and cash equivalents, beginning of period	822.5	560.4
Cash and cash equivalents, end of period	$632.5	$958.4
See accompanying notes.

HOLOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all tabular amounts in millions, except number of shares which are reflected in thousands and per share data)
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. Operating results for the three and nine months ended June 28, 2014 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year ending September 27, 2014.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three and nine months ended June 28, 2014.
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

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following at June 28, 2014:

		Fair Value at Reporting Date Using
	Balance as of June 28, 2014	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Equity security	$20.0	$20.0	$—	$—
Mutual funds	18.3	18.3	—	—
Total	$38.3	$38.3	$—	$—
Liabilities:
Deferred compensation liabilities	$36.0	$36.0	$—	$—
Contingent consideration	3.1	—	—	3.1
Total	$39.1	$36.0	$—	$3.1

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), which solely consisted of contingent consideration liabilities, were as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Balance at beginning of period	$3.4	$3.6	$3.8	$86.4
Contingent consideration recorded at acquisition	—	0.5	—	0.5
Fair value adjustments	—	0.5	—	11.3
Payments	(0.3)	(0.1)	(0.7)	(93.7)
Balance at end of period	$3.1	$4.5	$3.1	$4.5
The contingent consideration liability at June 28, 2014 is related to the Company’s acquisition of Interlace Medical, Inc. (“Interlace”) and represents the remaining amounts withheld from payments made to the former stockholders of Interlace for legal indemnification provisions. As of the end of the second quarter of fiscal 2013, the Interlace contingent liability was no longer being remeasured as the final measurement period lapsed. The withheld amount is being used to pay qualifying legal expenses in connection with the Company's litigation with Smith & Nephew, Inc. (“Smith & Nephew”) (see Note 5(b)).
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of cost-method equity investments and long-lived assets, including property, plant and equipment, intangible assets and goodwill.
In the second quarter of fiscal 2014, the Company evaluated its MRI breast coils product line asset group, which is within its Breast Health segment, for impairment due to the Company’s expectation that it will be sold or disposed of significantly before the end of its previously estimated useful life. The undiscounted cash flows expected to be generated by this asset group over its estimated remaining useful life were not sufficient to recover its carrying value. The Company estimated the fair value of the asset group using market participant assumptions, which were based on underlying cash flow estimates, resulting in an impairment charge of $28.6 million. Pursuant to ASC 360, Property, Plant, and Equipment-Other, subtopic 10-35-28, the impairment charge was allocated to the long-lived assets, with $27.1 million to intangible assets and $1.5 million to property and equipment. The property and equipment charge was recorded to cost of product revenues and general and administrative expenses in the amounts of $0.3 million and $1.2 million, respectively. The estimated fair value of this asset group is subject to change and additional charges may be recorded in the future. The Company believes this adjustment falls within Level 3 of the fair value hierarchy.

In the first quarter of fiscal 2014, the Company recorded a $3.1 million impairment charge to record certain of its buildings at fair value related to the shutdown of the Hitec organic photoconductor manufacturing line (see Note 3). The Company believes this adjustment falls within Level 3 of the fair value hierarchy.
The Company holds certain cost-method equity investments in non-publicly traded securities aggregating $5.2 million and $12.6 million at June 28, 2014 and September 28, 2013, respectively, which are included in other long-term assets on the Company’s Consolidated Balance Sheets. These investments are generally carried at cost, less any write-downs for other-than-temporary impairment charges. To determine the fair value of these investments, the Company uses all available financial information related to the entities, including information based on recent or pending third-party equity investments in these entities. In certain instances, a cost method investment’s fair value is not estimated as there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical. For the three and nine month periods ended June 28, 2014, the Company recorded other-than-temporary impairment charges of $3.2 million and $6.9 million, respectively, related to its cost-method equity investments. For the three and nine months ended June 29, 2013, the Company recorded other-than-temporary impairment charges of $4.7 million and $6.4 million, respectively, related to these investments.
The following chart depicts the level of inputs within the fair value hierarchy used to estimate the fair value of assets measured on a nonrecurring basis for which the Company has recorded impairment charges to date in fiscal 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Fiscal 2014:
Intangible assets	$18.3	—	—	$18.3	$(27.1)
Property and equipment	1.0	—	—	1.0	(1.5)
Buildings	1.4	—	—	1.4	(3.1)
Cost-method equity investments	0.8	—	—	0.8	(6.9)
					$(38.6)
Refer to Note 4 for disclosure of the nonrecurring fair value measurement related to the debt extinguishment losses recorded in the second quarter of each of fiscal 2014 and 2013. Refer to Note 13 for the disclosure of the nonrecurring fair value measurement related to the intangible asset impairment charge recorded in the third quarter of fiscal 2013.
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
Amounts outstanding under the Company’s Credit Agreement of $2.06 billion aggregate principal are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The Company’s Senior Notes had a fair value of approximately $1.06 billion as of June 28, 2014 based on their trading price, representing a Level 1 measurement. The fair value of the Company’s Convertible Notes is based on the trading prices of the respective notes and represents a Level 1 measurement. Refer to Note 4 for the carrying amounts of the various components of the Company’s debt.

The estimated fair values of the Company’s Convertible Notes at June 28, 2014 were as follows:

2010 Notes	$566.4
2012 Notes	548.6
2013 Notes	408.9
$1,523.9
(3) Restructuring and Divestiture Charges
The Company evaluates its operations for opportunities to improve operational effectiveness and efficiency, including facility and operations consolidation, and to better align expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions which are described below. The following table displays charges taken related to restructuring actions in fiscal 2014, 2013 and 2012 and a rollforward of the charges to the accrued balances as of June 28, 2014:

	Consolidation of Diagnostics Operations	Closure of Indianapolis Facility	Fiscal 2014 Actions	Fiscal 2013 Actions	Other Operating Cost Reductions	Total
Restructuring and Divestiture Charges
Fiscal 2012 charges:
Non-cash impairment charge	$0.6	$—	$—	$—	$—	$0.6
Purchase orders and other contractual obligations	—	—	—	—	0.3	0.3
Workforce reductions	14.2	0.9	—	—	0.2	15.3
Facility closure costs	—	—	—	—	0.4	0.4
Other	—	0.9	—	—	—	0.9
Fiscal 2012 restructuring and divestiture charges	$14.8	$1.8	$—	$—	$0.9	$17.5
Fiscal 2013 charges:
Workforce reductions	$14.0	$4.8	$—	$11.3	$1.1	$31.2
Facility closure costs	—	0.2	—	—	0.4	0.6
Other	—	0.7	—	—	0.2	0.9
Fiscal 2013 restructuring charges	$14.0	$5.7	$—	$11.3	$1.7	$32.7
Divestiture net charges						0.1
Fiscal 2013 restructuring and divestiture charges						$32.8
Fiscal 2014 charges:
Workforce reductions	$2.3	$0.2	$21.0	$0.9	$8.3	$32.7
Property impairment	—	—	—	—	3.1	3.1
Facility closure costs	—	0.5	—	—	—	0.5
Other	—	—	—	—	0.1	0.1
Fiscal 2014 restructuring charges	$2.3	$0.7	$21.0	$0.9	$11.5	$36.4
Divestiture net charges						0.2
Fiscal 2014 restructuring and divestiture charges						$36.6

	Consolidation of Diagnostics Operations	Closure of Indianapolis Facility	Fiscal 2014 Actions	Fiscal 2013 Actions	Other Operating Cost Reductions	Total
Rollforward of Accrued Restructuring
Fiscal 2012 charges	$14.8	$1.8	$—	$—	$0.9	$17.5
Non-cash impairment charges	(0.6)	—	—	—	—	(0.6)
Stock-based compensation	(3.5)	—	—	—	—	(3.5)
Severance payments	(2.4)	—	—	—	(0.2)	(2.6)
Other payments	—	—	—	—	(0.8)	(0.8)
Acquired and other	0.1	—	—	—	0.1	0.2
Balance as of September 29, 2012	$8.4	$1.8	$—	$—	$0.0	$10.2

Fiscal 2013 restructuring charges	$14.0	$5.7	$—	$11.3	$1.7	$32.7
Stock-based compensation	(6.3)	—	—	(1.6)	—	(7.9)
Severance payments	(13.1)	(3.1)	—	(4.4)	(0.9)	(21.5)
Other payments	—	(0.6)	—	—	(0.6)	(1.2)
Balance as of September 28, 2013	$3.0	$3.8	$—	$5.3	$0.2	$12.3

Fiscal 2014 restructuring charges	$2.3	$0.7	$21.0	$0.9	$11.5	$36.4
Stock-based compensation	—	—	(6.5)	—	—	(6.5)
Non-cash impairment charges	—	—	—	—	(3.1)	(3.1)
Severance payments	(0.9)	(4.0)	(7.7)	(5.9)	(5.9)	(24.4)
Other payments	—	(0.4)	—	—	(0.1)	(0.5)
Balance as of June 28, 2014	$4.4	$0.1	$6.8	$0.3	$2.6	$14.2
Consolidation of Diagnostics Operations
In connection with its acquisition of Gen-Probe Incorporated (“Gen-Probe”), the Company implemented restructuring actions to consolidate its Diagnostics operations, including streamlining product development initiatives, reducing overlapping functional areas in sales, marketing and general and administrative functions, and consolidating manufacturing resources, field services and support. As a result, the Company terminated certain employees from Gen-Probe and its legacy diagnostics business in research and development, sales, marketing, and general and administrative functions. The Company recorded severance and benefit charges in fiscal 2012 of $13.3 million related to this action pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420). The majority of these employees ceased working in the fourth quarter of fiscal 2012, and their full severance charge was recorded in the fourth quarter of fiscal 2012. In addition, certain of the terminated Gen-Probe employees had unvested stock options, which were accelerated at termination pursuant to the stock options’ original terms. As such, the severance charges in fiscal 2012 include $3.5 million of stock-based compensation expense. In fiscal 2013, the Company recorded $10.8 million of severance charges, including $6.3 million for stock-based compensation. Included in these charges was $9.7 million recorded in the second quarter of fiscal 2013 related to the termination of certain Gen-Probe executives, including Carl Hull, Gen-Probe’s former Chairman, President and Chief Executive Officer. The charge was for the acceleration of certain retention payments and equity awards pursuant to the original terms of the related agreements. The Company recorded $0.3 million and $10.8 million of severance charges in the three and nine months ended June 29, 2013, respectively. No additional charges were recorded in fiscal 2014 under this portion of the action.
In addition, the Company is in the process of moving its legacy molecular diagnostics operations from Madison, Wisconsin to Gen-Probe’s facilities in San Diego, California. This transfer is expected to be finalized by the end of fiscal 2014 and, as a result, many of the employees in Madison have been terminated. The Company is recording severance and benefit charges pursuant to ASC 420 and estimates the total severance and benefits charges to be approximately $7.1 million, which is being recorded ratably over the estimated service period of the affected employees. The Company recorded $0.6 million and $2.3 million in the three and nine months ended June 28, 2014, respectively, and $0.8 million and $2.6 million in the three and nine months ended June 29, 2013, respectively. In fiscal 2013 and 2012, the Company recorded $3.2 million and $0.9 million, respectively, for severance and benefits related to this portion of the action.

Closure of Indianapolis Facility
In the fourth quarter of fiscal 2012, the Company finalized its decision to transfer production of the majority of its interventional breast products, which are included within the Breast Health reporting segment, from its Indianapolis, Indiana facility to its facility in Costa Rica. The transfer was completed in the first quarter of fiscal 2014, and the termination of employees at the Indianapolis location was completed. The Company recorded total severance and benefit charges under this action of $5.9 million pursuant to ASC 420. These charges were recorded ratably over the required service period of the affected employees. The Company recorded severance and benefits charges of $0.2 million in the first quarter of fiscal 2014. The Company recorded severance and benefit charges of $1.4 million and $4.5 million in the three and nine months ended June 29, 2013, respectively. In fiscal 2013 and 2012, the Company recorded $4.8 million and $0.9 million, respectively, for severance and benefits related to this action. In addition, the Company recorded a charge of $0.4 million in the first quarter of fiscal 2014 related to the termination of its Indianapolis lease. The Company also recorded miscellaneous charges of $0.8 million in fiscal 2013 and $0.9 million in fiscal 2012 for amounts owed to the state of Indiana for employment credits. This action is complete and no additional charges will be recorded.
Fiscal 2014 Actions
During the first quarter of fiscal 2014, the Company implemented a cost reduction initiative comprised of reducing headcount and evaluating research projects and operating costs. In connection with this plan, the Company terminated certain employees on a worldwide basis. The Company recorded the severance and benefit charges pursuant to ASC 420 and ASC 712, Compensation-Nonretirement Postemployment Benefits (ASC 712), depending on the employee terminated. The Company recorded $6.3 million of severance and benefit charges in the first quarter of fiscal 2014, which included $0.4 million of stock-based compensation.
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
In the second and third quarters of fiscal 2014, the Company terminated certain executives and employees and recorded severance and benefit charges of $3.0 million and $5.0 million, respectively. These charges were recorded pursuant to ASC 712. The third quarter charge included $1.7 million of stock-based compensation for the modification of the terms of equity awards to certain employees.
Fiscal 2013 Actions
During the third quarter of fiscal 2013, the Company implemented a cost reduction initiative comprised of reducing headcount and evaluating research projects and operating costs. In connection with this plan, the Company terminated certain employees on a worldwide basis. The Company primarily recorded severance and benefit charges pursuant to ASC 420, and the total severance and benefits charge related to this plan was $5.4 million. For those employees who continued to be employed beyond the minimum retention period, charges were recorded ratably over the estimated service period of the affected employees. The Company recorded severance and benefit charges of $0.9 million in the nine months ended June 28, 2014. The Company recorded $3.6 million of severance and benefit charges in the third quarter of fiscal 2013 related to this action.
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

Other Operating Cost Reductions:
Hitec-Imaging Organic Photoconductor Manufacturing Line Shut-down
In the fourth quarter of fiscal 2013, in connection with the Company’s cost reduction initiatives, the Company decided to shut-down its Hitec-Imaging organic photoconductor manufacturing line located in Germany. This production line is included within the Breast Health segment. As a result, the Company terminated certain employees, primarily in manufacturing, in fiscal 2014. During the first quarter of fiscal 2014, the Company completed its negotiations with the local Works Council to determine severance benefits for the approximately 95 affected employees. The Company is recording severance and benefit charges pursuant to ASC 420 and estimates the severance and related charges will be approximately $9.2 million. The Company recorded charges of $7.3 million and $1.1 million in the second and third quarters of fiscal 2014, respectively, in connection with terminating these employees. Additional charges will be recorded in fiscal 2014 and 2015 based on the terms of the benefit arrangements with certain employees.
In the first quarter of fiscal 2014, the Company recorded an impairment charge of $3.1 million to record certain buildings at this location to their estimated fair value.
Consolidation of Selenium Panel Coating Production
During the third quarter of fiscal 2012, the Company finalized its decision to consolidate its Selenium panel coating process and transfer the production line to its Newark, Delaware facility from its Hitec-Imaging German subsidiary. This production line is included within the Breast Health segment. The transfer was completed in the fourth quarter of fiscal 2013. In connection with this consolidation plan, the Company terminated certain employees, primarily manufacturing personnel. Severance charges were recorded pursuant to ASC 420. The termination communications began in January 2013 and the Company recorded severance charges of $0.4 million and $1.0 million in the three and nine months ended June 29, 2013, respectively. In connection with this action, the Company recorded severance charges of $1.1 million in fiscal 2013.
Divestitures
In the fourth quarter of fiscal 2013, the Company designated the assets of its Elucigene product line as assets held-for-sale, and recorded a charge of $0.7 million to record the assets at fair value. In the first quarter of fiscal 2014, the Company finalized the sale of the assets for $2.8 million, resulting in additional charges of $0.2 million for the nine months ended June 28, 2014. At September 28, 2013, assets held-for-sale consisted of inventory and certain equipment valued at $2.4 million and goodwill of $0.6 million.The Company completed the sale of its Lifecodes business and recorded a net gain of $0.9 million in the second quarter of fiscal 2013. For the year ended September 28, 2013, the Company recorded a charge of $0.3 million related to the disposition of certain other assets held-for-sale.

(4) Borrowings and Credit Arrangements
The Company’s borrowings consisted of the following:

	June 28, 2014	September 28, 2013
Current debt obligations, net of debt discount:
Term Loan A	$87.1	$49.7
Term Loan B	14.9	114.0
Convertible Notes	—	400.1
Total current debt obligations	102.0	563.8
Long-term debt obligations, net of debt discount:
Term Loan A	821.2	894.8
Term Loan B	1,124.3	1,159.3
Senior Notes	1,000.0	1,000.0
Convertible Notes	1,223.0	1,188.0
Total long-term debt obligations	4,168.5	4,242.1
Total debt obligations	$4,270.5	$4,805.9

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
On February 26, 2014, the Company, the Guarantors, Goldman Sachs, and the Lenders entered into Refinancing Amendment No. 3 to the credit and guaranty agreement among the parties (as amended, the “Credit Agreement”). The Refinancing Amendment No. 3 refinanced the Company’s existing senior secured tranche B term loan facility (the “Existing Term Loan B”) with a new senior secured tranche B term loan facility (the “New Term Loan B”) with an issue price of 99.875% of the principal amount of the Existing Term Loan B (subject also to the prepayment referenced below). This amendment resulted in a 50 basis point reduction in the interest rate on the New Term Loan B. Amounts outstanding under the New Term Loan B bear interest, at the Company’s option: (a) at the Base Rate, with a floor of 1.75%, plus 1.50% per annum, or (b) at the Adjusted Eurodollar Rate (i.e., the Libor rate), with a floor of 0.75%, plus 2.50% per annum. In addition, the Company voluntarily prepaid $25.0 million of the New Term Loan B.
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

Borrowings outstanding under the Credit Agreement for the three and nine months ended June 28, 2014 had weighted-average interest rates of 2.76% and 2.93%, respectively. The interest rates on the outstanding Term Loan A and Term Loan B borrowings at June 28, 2014 were 2.15% and 3.25%, respectively. Interest expense under the Credit Agreement totaled $17.9 million and $57.5 million for the three and nine months ended June 28, 2014, respectively, which includes non-cash interest expense of $3.1 million and $9.6 million, respectively, related to the amortization of the deferred financing costs and accretion of the debt discount. Interest expense totaled $26.1 million and $84.7 million for the three and nine months ended June 29, 2013, respectively, which includes non-cash interest expense of $3.4 million and $11.2 million related to the amortization of the deferred financing costs and accretion of the debt discount.
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
Senior Notes
The Company’s 6.25% senior notes due 2020 (the “Senior Notes”) mature on August 1, 2020 and bear interest at the rate of 6.25% per year, payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2013. The Company recorded interest expense of $16.0 million and $48.0 million in both the three and nine month periods ended June 28, 2014 and June 29, 2013, respectively, which includes non-cash interest expense of $0.4 million and $1.2 million in both the three and nine month periods ended June 28, 2014 and June 29, 2013, respectively, related to the amortization of the deferred financing costs.
Convertible Notes
On November 14, 2013, the Company announced that it had issued a notice of redemption to the holders of its 2.00% Convertible Senior Notes due 2037 (“2007 Notes”) to redeem any 2007 Notes outstanding on December 18, 2013 at a redemption price payable in cash equal to 100.00% of the principal amount of the 2007 Notes plus accrued and unpaid interest to, but not including, December 18, 2013. Holders of the 2007 Notes also had the option of putting the 2007 Notes to the Company as of December 13, 2013. The 2007 Notes were redeemed at their par value aggregating $405.0 million. Under ASC 470, the derecognition of the 2007 Notes did not result in a gain or loss as the fair value of the liability component of the 2007 Notes was determined to be equal to the consideration paid to redeem the 2007 Notes, and as a result, no value was allocated to the reacquisition of the conversion option.

Interest expense under the Convertible Notes is as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Amortization of debt discount	$8.5	$11.6	$28.4	$40.9
Amortization of deferred financing costs	0.4	0.7	1.5	2.4
Principal accretion	3.9	3.7	11.4	5.5
Non-cash interest expense	12.8	16.0	41.3	48.8
2.00% accrued interest	4.7	8.6	17.6	25.8
	$17.5	$24.6	$58.9	$74.6
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
In connection with the Company’s acquisition of Interlace in fiscal 2011, the Company had an obligation to the former Interlace stockholders to make contingent payments over a two-year period. Pursuant to ASC 805, Business Combinations, the Company recorded its estimate of the fair value of the contingent consideration liability based on future revenue projections of the Interlace business. The final measurement period ended during the second quarter of fiscal 2013, resulting in a contingent consideration liability of $93.8 million. Of this amount, $86.9 million was paid to the former Interlace stockholders in the second quarter of fiscal 2013. The remainder was withheld for legal indemnification provisions and is being used to pay qualifying legal expenses. At June 28, 2014, the Company had accrued $3.1 million.
In connection with the Company’s acquisition of TCT International Co., Ltd. (“TCT”) in June 2011, the Company had an obligation to certain of the former TCT shareholders, based on future employment, to make contingent payments over a two year period provided certain revenue milestones were met. These earnouts were recorded as compensation expense ratably over the required service periods. The second and final earn-out period was completed in the third quarter of fiscal 2013, and the Company paid $87.4 million of this earn-out in the fourth quarter of fiscal 2013. The remaining $31.1 million of this earn-out was paid in the first quarter of fiscal 2014.
There was no contingent consideration expense recorded in the first nine months of fiscal 2014. A summary of amounts recorded to the Consolidated Statements of Operations is as follows:

Statement of Operations Line Item – 3 Months Ended June 29, 2013	Interlace	TCT	Total
Contingent consideration – compensation expense	$—	$21.6	$21.6
Contingent consideration – fair value adjustments	0.5	—	0.5
	$0.5	$21.6	$22.1

Statement of Operations Line Item – 9 Months Ended June 29, 2013	Interlace	TCT	Total
Contingent consideration – compensation expense	$—	$80.5	$80.5
Contingent consideration – fair value adjustments	11.3	—	11.3
	$11.3	$80.5	$91.8
(b) Litigation and Related Matters
On June 9, 2010, Smith & Nephew filed suit against Interlace, which the Company acquired on January 6, 2011, in the United States District Court for the District of Massachusetts. The complaint alleged that the Interlace MyoSure hysteroscopic tissue removal device infringed U.S. patent 7,226,459. On November 22, 2011, Smith & Nephew filed suit against the

Company in the United States District Court for the District of Massachusetts. The complaint alleged that use of the MyoSure hysteroscopic tissue removal system infringed U.S. patent 8,061,359. Both complaints sought permanent injunctive relief and unspecified damages. On September 4, 2012, following a two week trial, the jury returned a verdict of infringement of both the ‘459 and ‘359 patents and assessed damages of $4.0 million. A bench trial regarding the Company’s assertion of inequitable conduct on the part of Smith & Nephew with regard to the ‘359 patent was held on December 9, 2012 and oral arguments on the issue of inequitable conduct were presented on February 27, 2013. On June 27, 2013, the Court denied the Company’s motions related to inequitable conduct and allowed Smith & Nephew’s request for injunction, but ordered that enforcement of the injunction be stayed until final resolution, including appeal, of the current re-examinations of both patents at the United States Patent and Trademark Office (“USPTO”). The Court also rejected the jury’s damage award and ordered the parties to identify a mechanism for resolving the damages issue. On September 12, 2013, a status conference was held, and the Court invited the parties to submit briefs on the relevance of recent activity in the re-examinations at the USPTO. A hearing on this topic was held on October 29, 2013, and the parties are awaiting the Court’s ruling. The Company intends to file post-trial motions seeking to reverse the jury’s verdict. On January 14, 2014, the USPTO issued a final decision that the claims of the ‘459 patent asserted as part of the litigation are not patentable. On February 13, 2014, Smith & Nephew appealed this decision to the U.S. Patent Trial and Appeal Board. The re-examination of the ‘359 patent is on-going. It is expected that patentability decisions made by the USPTO for both patents will proceed to appeal. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.
On March 6, 2012, Enzo Life Sciences, Inc. (“Enzo”) filed suit against the Company in the United States District Court for the District of Delaware. The complaint alleged that certain of the Company’s molecular diagnostics products, including without limitation products based on its proprietary Invader chemistry, such as Cervista HPV HR and Cervista HPV 16/18, infringe Enzo’s U.S. patent 6,992,180. The complaint seeks permanent injunctive relief and unspecified damages. The Company was formally served with the complaint on July 3, 2012, and a trial is tentatively scheduled for the fall of 2015. In January 2012, Enzo filed suit against Gen-Probe in the United States District Court for the District of Delaware. The Gen-Probe complaint alleged that certain of Gen-Probe’s diagnostics products, including products that incorporate Gen-Probe’s patented hybridization protection assay technology, such as the Aptima Combo 2 and Aptima HPV assays, infringe Enzo’s U.S. patent 6,992,180. On September 30, 2013, Enzo amended its list of accused products to include Prodesse, MilliPROBE, PACE and Procleix assays. The complaint seeks permanent injunctive relief and unspecified damages. Enzo has asserted the ‘180 patent claims against six other companies. The defendant companies are jointly arguing issues related to claim construction, and the trials are tentatively scheduled to begin in the fall of 2015. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

On October 29, 2013, the Interlace stockholder representatives filed a complaint in the Delaware Court of Chancery alleging breach of contract for issues related to the payment of contingent consideration under the Interlace acquisition agreement, and are seeking $14.7 million in additional payments. The Company believes that Interlace has been paid all amounts due under the acquisition agreement and that the claims are without merit. The Company is currently undergoing discovery. At this time, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, of potential losses.
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
(7) Marketable Securities
The following reconciles the cost basis to the fair market value of the Company’s equity security that is classified as available-for-sale:

Period Ended:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 28, 2014	$5.9	$14.1	$—	$20.0
September 28, 2013	$5.9	$12.2	$—	$18.1
(8) Net Income (Loss) Per Share
A reconciliation of basic and diluted share amounts is as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Basic weighted average common shares outstanding	276,843	269,430	274,713	267,983
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock units	2,130	—	—	—
Incremental shares from assumed conversion of the Convertible Notes premium	232	—	—	—
Diluted weighted average common shares outstanding	279,205	269,430	274,713	267,983
Weighted-average anti-dilutive shares related to:
Outstanding stock options	4,727	7,964	7,007	8,724
Restricted stock units	21	1,147	811	1,089
As more fully discussed in Note 4, the Company has outstanding Convertible Notes. The Company’s policy is to net share settle its Convertible Notes, and any conversion premium, at the Company’s option, may be satisfied by issuing shares of common stock, cash or a combination of shares and cash. As such, dilution related to the conversion premium on the 2010 Notes is included in the calculation of diluted weighted-average shares outstanding. Except for the three months ended June 28, 2014, shares potentially issuable for the conversion premium of the Convertible Notes were excluded from the calculation of earnings per share as their effect would have been anti-dilutive.
(9) Stock-Based Compensation
The following presents stock-based compensation expense in the Company’s Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of revenues	$1.9	$1.7	$5.5	$5.2
Research and development	2.2	1.7	6.3	5.6
Selling and marketing	2.0	2.2	6.1	7.0
General and administrative	5.2	4.7	14.7	16.4
Restructuring and divestiture	1.7	0.5	6.5	7.7
	$13.0	$10.8	$39.1	$41.9
The Company granted approximately 2.4 million and 2.3 million stock options during the nine months ended June 28, 2014 and June 29, 2013, respectively, with weighted-average exercise prices of $21.92 and $19.95, respectively. There were 9.9 million options outstanding at June 28, 2014 with a weighted-average exercise price of $20.31.
The Company uses a binomial model to determine the fair value of its stock options. The weighted-average assumptions utilized to value these stock options are indicated in the following table:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Risk-free interest rate	1.3%	0.5%	1.2%	0.5%
Expected volatility	41.4%	43.7%	41.4%	43.7%
Expected life (in years)	4.5	4.4	4.4	4.4
Dividend yield	—	—	—	—
Weighted average fair value of options granted	$7.97	$7.47	$7.64	$7.09
The Company granted approximately 2.4 million and 2.0 million restricted stock units (RSUs) during the nine months ended June 28, 2014 and June 29, 2013, respectively, with weighted-average grant date fair values of $21.97 and $19.86, respectively. As of June 28, 2014, there were 4.2 million unvested RSUs outstanding with a weighted-average grant date fair value of $20.61. The Company granted approximately 0.4 million performance stock units (PSUs) in the first quarter of fiscal 2014 to members of its senior management team, which have a weighted-average grant date fair value of $21.77. Each recipient of the PSUs is eligible to receive between zero and 200% of the target number of shares of the Company’s common stock at the end of three years provided the Company’s defined Return on Invested Capital metrics are achieved. The Company is recognizing compensation expense ratably over the required service period based on its estimate that it is probable the targeted number of shares will vest. If there is a change in the estimate of the number of shares that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.
In connection with appointing its new President and Chief Executive Officer in December 2013, the Company granted approximately 0.1 million market stock units (MSUs). The MSUs vest in three separate tranches in an amount of 1/3rd of the total amount of the award based on the Company’s stock price meeting certain defined average stock prices for 30 consecutive trading days. These MSUs were valued at an average of $18.65 using the Monte Carlo simulation model and each tranche has its own derived service period. The Company is recognizing compensation expense under the accelerated method as prescribed by ASC 718, Compensation-Stock Compensation (ASC 718). In addition, per the terms of his employment agreement, the Company granted 0.2 million RSUs to match Mr. MacMillan’s purchase of 0.2 million shares of the Company’s common stock on the open market in the second quarter of fiscal 2014. The RSUs cliff vest three years from the date of grant, and the

Company is accounting for this grant as a liability award pursuant to ASC 718 because this RSU award contains an additional vesting condition (the requirement that Mr. MacMillan retain the matching shares during the vesting period) that is not service, performance or market based.
At June 28, 2014, there was $26.9 million and $72.8 million of unrecognized compensation expense related to stock options and stock units (comprised of RSUs, MSUs and PSUs), respectively, to be recognized over a weighted-average period of 3.1 years and 2.8 years, respectively.
(10) Other Balance Sheet Information

	June 28, 2014	September 28, 2013
Inventories
Raw materials	$121.0	$115.6
Work-in-process	59.0	51.2
Finished goods	149.8	122.6
	$329.8	$289.4

Property, plant and equipment
Equipment and software	$341.6	$318.5
Equipment under customer usage agreements	285.3	275.7
Building and improvements	175.6	171.5
Leasehold improvements	64.1	68.2
Land	51.7	51.6
Furniture and fixtures	16.3	22.5
	934.6	908.0
Less – accumulated depreciation and amortization	(467.2)	(416.5)
	$467.4	$491.5
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

Identifiable assets for the four principal operating segments consist of inventories, intangible assets, goodwill, and property, plant and equipment. The Company fully allocates depreciation expense to its four reportable segments. The Company has presented all other identifiable assets as corporate assets. There were no intersegment revenues during the three and nine months ended June 28, 2014 and June 29, 2013. Segment information is as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Total revenues:
Diagnostics	$293.1	$297.4	$869.7	$899.8
Breast Health	238.0	230.0	703.2	671.0
GYN Surgical	78.5	75.8	229.4	230.4
Skeletal Health	23.0	22.9	67.8	69.0
	$632.6	$626.1	$1,870.1	$1,870.2
Operating income (loss):
Diagnostics	$4.8	$(1.2)	$24.8	$(33.7)
Breast Health	58.4	53.2	128.0	146.0
GYN Surgical	9.1	6.3	26.8	9.1
Skeletal Health	3.9	2.8	8.1	8.5
	$76.2	$61.1	$187.7	$129.9
Depreciation and amortization:
Diagnostics	$95.8	$92.2	$282.6	$273.2
Breast Health	11.7	10.0	30.2	30.1
GYN Surgical	26.3	26.5	78.4	79.5
Skeletal Health	0.2	0.2	0.6	0.6
	$134.0	$128.9	$391.8	$383.4
Capital expenditures:
Diagnostics	$12.8	$13.4	$37.9	$40.6
Breast Health	2.7	4.2	6.8	13.7
GYN Surgical	2.0	2.4	5.9	7.4
Skeletal Health	—	0.2	0.2	0.4
Corporate	2.5	6.0	7.0	10.9
	$20.0	$26.2	$57.8	$73.0

	June 28, 2014	September 28, 2013
Identifiable assets:
Diagnostics	$4,468.6	$4,667.9
Breast Health	882.8	932.2
GYN Surgical	1,770.9	1,849.5
Skeletal Health	25.5	33.5
Corporate	1,264.2	1,517.7
	$8,412.0	$9,000.8
The Company had no customers with balances greater than 10% of accounts receivable as of June 28, 2014 or September 28, 2013, or any customer that represented greater than 10% of consolidated revenues during the three and nine months ended June 28, 2014 and June 29, 2013.

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
Revenues by geography as a percentage of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
United States	76%	75%	75%	74%
Europe	12%	13%	14%	14%
Asia-Pacific	8%	8%	7%	8%
All others	4%	4%	4%	4%
	100%	100%	100%	100%
(12) Income Taxes
In accordance with ASC 740, Income Taxes (ASC 740), each interim period is considered integral to the annual period, and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its annual effective tax rate estimated for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date may be the best annual effective tax rate estimate. For the nine months ended June 29, 2013, the Company determined that it was unable to make a reliable annual effective tax rate estimate due to the rate sensitivity as it related to its forecasted fiscal 2013 results. Therefore, the Company recorded a tax benefit for the nine months ended June 29, 2013 based on the effective rate for the nine months ended June 29, 2013.
The Company’s effective tax rate for the three and nine month periods ended June 28, 2014 was 50.0% and 214.2%, respectively, compared to a provision of 58.2% and a benefit of 33.0%, respectively, on pre-tax losses for the corresponding periods in the prior year. For the current three and nine month periods, the effective tax rate differed from the statutory rate primarily due to unbenefited foreign losses. For the three months ended June 29, 2013, the tax rate was higher than the statutory rate primarily due to non-deductible contingent consideration expense related to the TCT acquisition and unbenefited foreign losses, partially offset by the domestic production activities deduction. For the nine months ended June 29, 2013, the tax rate was lower than the statutory rate primarily due to a $19.6 million valuation allowance release related to capital losses which were utilized to offset capital gains generated during the year, partially offset by non-deductible contingent consideration expense related to the TCT and Interlace acquisitions and unbenefited losses.

(13) Goodwill and Intangible Assets
Goodwill
A rollforward of goodwill activity by reportable segment from September 28, 2013 to June 28, 2014 is as follows:

	Diagnostics	Breast Health	GYN Surgical	Skeletal Health	Total
Balance at September 28, 2013	$1,153.5	$636.4	$1,016.4	$8.2	$2,814.5
Disposition of a portion of a reporting unit	(0.2)	—	—	—	(0.2)
Tax adjustments	(0.6)	—	—	—	(0.6)
Foreign currency and other	(0.6)	(1.7)	(0.3)	—	(2.6)
Balance at June 28, 2014	$1,152.1	$634.7	$1,016.1	$8.2	$2,811.1

Intangible Assets
Intangible assets consisted of the following:

Description	As of June 28, 2014		As of September 28, 2013
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Developed technology	$3,969.9	$1,317.6	$4,009.0	$1,094.5
In-process research and development	23.0	—	24.0	—
Customer relationships and contracts	1,101.9	362.5	1,101.9	296.5
Trade names	236.8	98.8	238.1	81.8
Patents	14.1	8.8	13.0	8.5
Business licenses	2.6	1.9	2.6	0.6
	$5,348.3	$1,789.6	$5,388.6	$1,481.9
The Company recorded impairment charges of $26.6 million and $0.5 million to developed technology and trade names, respectively, in the second quarter of fiscal 2014. In addition, the Company periodically re-evaluates the lives of its definite-lived intangible assets, and in the second quarter of fiscal 2014 shortened the life of certain corporate trade names, which will be phased out. Additionally, in the third quarter of fiscal 2014, the Company shortened the life of certain intangible assets associated with the MRI breast coils product line.
During the third quarter of fiscal 2013, the Company determined that a developed technology asset was impaired and recorded a $1.7 million charge to cost of product revenues to record the asset at its estimated fair value.
The estimated remaining amortization expense as of June 28, 2014 for each of the five succeeding fiscal years is as follows:

Remainder of Fiscal 2014	$109.5
Fiscal 2015	$414.6
Fiscal 2016	$374.5
Fiscal 2017	$365.4
Fiscal 2018	$354.9
(14) Product Warranties
Product warranty activity was as follows:

	Balance at Beginning of Period	Provisions	Settlements/ Adjustments	Balance at End of Period
Nine Months Ended:
June 28, 2014	$9.3	$5.5	$(7.5)	$7.3
June 29, 2013	$6.2	$8.8	$(7.2)	$7.8
(15) Stockholder Rights Plan

On June 24, 2014, the Company entered into Amendment No. 1 (the “Amendment”) to the Rights Agreement (the “Rights Agreement”), dated as of November 21, 2013, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Amendment accelerated the expiration of the Company’s preferred share purchase rights (the “Rights”) from November 20, 2014 to June 24, 2014, and had the effect of terminating the Rights Agreement on that date. At the time of the termination of the Rights Agreement, all of the Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired.

(16) New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 660), which provides guidance for revenue recognition. This ASU is applicable to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current US GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU 2014-09 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, which is fiscal 2018 for the Company. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial position and results of operations.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. ASU 2013-11 amends the presentation requirements of ASC 740 and requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2013, which is fiscal 2015 for the Company. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The Company is currently evaluating the impact of the adoption of ASU 2013-11 on its consolidated financial position or results of operations.

(17) Supplemental Guarantor Condensed Consolidating Financials
The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by Hologic, Inc. (“Parent/Issuer”) and certain of its domestic subsidiaries, which are 100% owned by Hologic, Inc. The following represents the supplemental condensed financial information of Hologic, Inc. and its guarantor and non-guarantor subsidiaries, as of June 28, 2014 and September 28, 2013 and for the three and nine months ended June 28, 2014 and June 29, 2013, as applicable.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 28, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$128.4	$386.4	$125.8	$(111.3)	$529.3
Service and other	88.2	14.4	13.1	(12.4)	103.3
	216.6	400.8	138.9	(123.7)	632.6
Costs of revenues:
Product	61.5	147.3	89.2	(111.3)	186.7
Amortization of intangible assets	1.4	75.3	3.8	—	80.5
Service and other	46.8	5.9	12.3	(12.4)	52.6
Gross Profit	106.9	172.3	33.6	—	312.8
Operating expenses:
Research and development	7.7	42.9	1.9	—	52.5
Selling and marketing	16.8	43.4	22.8	—	83.0
General and administrative	15.8	37.8	11.1	—	64.7
Amortization of intangible assets	0.6	26.8	2.3	—	29.7
Restructuring and divestiture charges	1.0	2.9	2.8	—	6.7
	41.9	153.8	40.9	—	236.6
Income (loss) from operations	65.0	18.5	(7.3)	—	76.2
Interest income	0.1	1.1	0.2	(1.1)	0.3
Interest expense	(52.6)	(0.3)	(0.6)	1.1	(52.4)
Other (expense) income, net	1.3	(3.0)	0.2	—	(1.5)
Income (loss) before income taxes	13.8	16.3	(7.5)	—	22.6
Provision for income taxes	6.8	3.6	0.9	—	11.3
Equity in earnings (losses) of subsidiaries	4.3	3.3	—	(7.6)	—
Net income (loss)	$11.3	$16.0	$(8.4)	$(7.6)	$11.3

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 28, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$356.8	$1,154.0	$373.7	$(321.7)	$1,562.8
Service and other	262.7	47.4	37.2	(40.0)	307.3
	619.5	1,201.4	410.9	(361.7)	1,870.1
Costs of revenues:
Product	172.4	431.7	266.9	(321.7)	549.3
Amortization of intangible assets	4.2	224.0	5.9	—	234.1
Impairment of intangible assets	—	—	26.6	—	26.6
Service and other	140.3	27.5	31.8	(40.0)	159.6
Gross Profit	302.6	518.2	79.7	—	900.5
Operating expenses:
Research and development	23.0	121.7	6.4	—	151.1
Selling and marketing	52.6	126.8	65.6	—	245.0
General and administrative	45.5	114.9	34.2	—	194.6
Amortization of intangible assets	2.4	77.9	4.7	—	85.0
Impairment of intangible assets	—	—	0.5	—	0.5
Restructuring and divestiture charges	7.6	15.0	14.0	—	36.6
	131.1	456.3	125.4	—	712.8
Income (loss) from operations	171.5	61.9	(45.7)	—	187.7
Interest income	0.3	2.3	0.7	(2.5)	0.8
Interest expense	(168.0)	(0.8)	(1.8)	2.5	(168.1)
Debt extinguishment loss	(7.4)	—	—	—	(7.4)
Other (expense) income, net	7.9	(12.4)	1.0	—	(3.5)
Income (loss) before income taxes	4.3	51.0	(45.8)	—	9.5
Provision for income taxes	5.0	9.9	5.4	—	20.3
Equity in earnings (losses) of subsidiaries	(10.1)	14.3	—	(4.2)	—
Net (loss) income	$(10.8)	$55.4	$(51.2)	$(4.2)	$(10.8)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 29, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$106.5	$399.1	$114.8	$(90.5)	$529.9
Service and other	81.4	15.9	11.3	(12.4)	96.2
	187.9	415.0	126.1	(102.9)	626.1
Costs of revenues:
Product	57.7	143.8	76.6	(90.5)	187.6
Amortization of intangible assets	1.3	73.7	1.0	—	76.0
Impairment of intangible assets	—	—	1.7	—	1.7
Service and other	39.1	14.8	9.5	(12.4)	51.0
Gross profit	89.8	182.7	37.3	—	309.8
Operating expenses:
Research and development	8.0	37.2	2.6	—	47.8
Selling and marketing	17.9	43.5	21.5	—	82.9
General and administrative	20.0	31.3	9.2	—	60.5
Amortization of intangible assets	0.8	26.7	1.2	—	28.7
Contingent consideration – compensation expense	21.6	—	—	—	21.6
Contingent consideration – fair value adjustments	0.5	—	—	—	0.5
Restructuring and divestiture charges	0.6	3.7	2.4	—	6.7
	69.4	142.4	36.9	—	248.7
Income from operations	20.4	40.3	0.4	—	61.1
Interest income	0.1	—	0.2	—	0.3
Interest expense	(66.3)	(0.3)	(0.6)	—	(67.2)
Other (expense) income, net	178.1	(179.2)	(0.1)	—	(1.2)
(Loss) income before income taxes	132.3	(139.2)	(0.1)	—	(7.0)
Provision (benefit) for income taxes	50.9	(49.9)	3.0	—	4.0
Equity in earnings (losses) of subsidiaries	(92.4)	1.1	—	91.3	—
Net (loss) income	$(11.0)	$(88.2)	$(3.1)	$91.3	$(11.0)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 29, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Product	$305.2	$1,177.7	$365.3	$(268.9)	$1,579.3
Service and other	240.5	56.5	34.6	(40.7)	290.9
	545.7	1,234.2	399.9	(309.6)	1,870.2
Costs of revenues:
Product	163.7	478.1	244.3	(268.9)	617.2
Amortization of intangible assets	4.0	219.8	3.2	—	227.0
Impairment of intangible assets	—	—	1.7	—	1.7
Service and other	118.1	46.2	29.9	(40.7)	153.5
Gross profit	259.9	490.1	120.8	—	870.8
Operating expenses:
Research and development	22.7	118.8	7.4	—	148.9
Selling and marketing	59.1	136.2	70.1	—	265.4
General and administrative	52.0	101.0	26.7	—	179.7
Amortization of intangible assets	2.2	80.1	3.6	—	85.9
Contingent consideration – compensation expense	80.5	—	—	—	80.5
Contingent consideration – fair value adjustments	11.3	—	—	—	11.3
Gain on sale of intellectual property	—	(53.9)	—	—	(53.9)
Restructuring and divestiture charges	0.9	17.7	4.5	—	23.1
	228.7	399.9	112.3	—	740.9
Income from operations	31.2	90.2	8.5	—	129.9
Interest income	0.4	0.1	0.3	—	0.8
Interest expense	(212.9)	(0.9)	(1.5)	—	(215.3)
Debt extinguishment loss	(3.2)	—	—	—	(3.2)
Other income (expense), net	179.8	(186.3)	6.3	—	(0.2)
(Loss) income before income taxes	(4.7)	(96.9)	13.6	—	(88.0)
(Benefit) provision for income taxes	24.3	(61.1)	7.7	—	(29.1)
Equity in earnings (losses) of subsidiaries	(29.9)	14.5	—	15.4	—
Net (loss) income	$(58.9)	$(21.3)	$5.9	$15.4	$(58.9)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 28, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$11.3	$16.0	$(8.4)	$(7.6)	$11.3
Changes in foreign currency translation adjustment	—	0.3	3.0	—	3.3
Changes in unrealized holding gain on available-for-sale securities	—	4.2	—	—	4.2
Comprehensive income (loss)	$11.3	$20.5	$(5.4)	$(7.6)	$18.8
For the Nine Months Ended June 28, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(10.8)	$55.4	$(51.2)	$(4.2)	$(10.8)
Changes in foreign currency translation adjustment	—	0.4	(4.1)	—	(3.7)
Changes in unrealized holding gain on available-for-sale securities	—	1.9	—	—	1.9
Changes in pension plans, net of taxes	—	—	(0.6)	—	(0.6)
Comprehensive (loss) income	$(10.8)	$57.7	$(55.9)	$(4.2)	$(13.2)
For the Three Months Ended June 29, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(11.0)	$(88.2)	$(3.1)	$91.3	$(11.0)
Changes in foreign currency translation adjustment	—	—	(2.9)	—	(2.9)
Changes in unrealized holding gain on available-for-sale securities	—	0.1	—	—	0.1
Comprehensive (loss) income	$(11.0)	$(88.1)	$(6.0)	$91.3	$(13.8)
For the Nine Months Ended June 29, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(58.9)	$(21.3)	$5.9	$15.4	$(58.9)
Changes in foreign currency translation adjustment	—	0.2	(9.5)	—	(9.3)
Changes in unrealized holding gain on available-for-sale securities	—	2.3	—	—	2.3
Comprehensive (loss) income	$(58.9)	$(18.8)	$(3.6)	$15.4	$(65.9)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
June 28, 2014

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$215.4	$272.6	$144.5	$—	$632.5
Restricted cash	—	—	5.9	—	5.9
Accounts receivable, net	114.3	168.7	98.7	—	381.7
Inventories	88.8	186.1	54.9	—	329.8
Deferred income tax assets	14.4	19.2	0.8	—	34.4
Prepaid income taxes	6.0	2.9	1.4	—	10.3
Prepaid expenses and other current assets	18.7	10.1	9.0	—	37.8
Intercompany receivables	—	2,663.6	13.4	(2,677.0)	—
Total current assets	457.6	3,323.2	328.6	(2,677.0)	1,432.4
Property, plant and equipment, net	29.2	338.0	100.2	—	467.4
Intangible assets, net	14.1	3,484.2	60.4	—	3,558.7
Goodwill	282.4	2,391.0	137.7	—	2,811.1
Other assets	92.1	48.5	1.8	—	142.4
Long term intercompany receivables	—	144.0	—	(144.0)	—
Investment in subsidiaries	8,681.0	220.3	0.2	(8,901.5)	—
Total assets	$9,556.4	$9,949.2	$628.9	$(11,722.5)	$8,412.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$102.0	$—	$—	$—	$102.0
Accounts payable	24.0	46.2	12.1	—	82.3
Accrued expenses	145.2	71.2	50.1	—	266.5
Deferred revenue	108.5	7.9	30.7	—	147.1
Deferred income tax liability	—	—	—	—	—
Intercompany payables	2,628.5	—	51.5	(2,680.0)	—
Total current liabilities	3,008.2	125.3	144.4	(2,680.0)	597.9
Long-term debt, net of current portion	4,168.5	—	—	—	4,168.5
Deferred income tax liabilities	82.6	1,320.1	8.1	—	1,410.8
Deferred service obligations – long-term	8.1	4.0	9.7	—	21.8
Long-term intercompany payables	144.0	—	—	(144.0)	—
Other long-term liabilities	113.7	32.8	35.2	—	181.7
Total stockholders’ equity	2,031.3	8,467.0	431.5	(8,898.5)	2,031.3
Total liabilities and stockholders’ equity	$9,556.4	$9,949.2	$628.9	$(11,722.5)	$8,412.0

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
September 28, 2013

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$321.6	$387.4	$113.5	$—	$822.5
Restricted cash	—	—	6.9	—	6.9
Accounts receivable, net	126.1	174.4	108.8	—	409.3
Inventories	81.9	146.7	60.8	—	289.4
Deferred income tax assets	—	19.0	0.5	(19.5)	—
Prepaid income taxes	47.1	2.3	—	(4.7)	44.7
Prepaid expenses and other current assets	16.3	21.1	11.0	—	48.4
Intercompany receivables	—	2,442.6	31.9	(2,474.5)	—
Other current assets – assets held-for-sale	—	—	3.0	—	3.0
Total current assets	593.0	3,193.5	336.4	(2,498.7)	1,624.2
Property, plant and equipment, net	29.3	356.7	105.5	—	491.5
Intangible assets, net	19.9	3,785.0	101.8	—	3,906.7
Goodwill	283.0	2,390.9	140.6	—	2,814.5
Other assets	103.6	58.4	1.9	—	163.9
Investments in subsidiaries	8,667.6	129.0	2.3	(8,798.9)	—
Total assets	$9,696.4	$9,913.5	$688.5	$(11,297.6)	$9,000.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$563.8	$—	$—	$—	$563.8
Accounts payable	27.9	42.6	10.0	—	80.5
Accrued expenses	153.0	79.6	44.4	(5.0)	272.0
Deferred revenue	93.3	8.0	31.0	—	132.3
Deferred income tax liabilities	59.3	—	—	(19.5)	39.8
Intercompany payables	2,418.1	—	64.4	(2,482.5)	—
Total current liabilities	3,315.4	130.2	149.8	(2,507.0)	1,088.4
Long-term debt, net of current portion	4,242.1	—	—	—	4,242.1
Deferred income tax liabilities	89.1	1,435.5	10.7	—	1,535.3
Deferred service obligations – long-term	11.3	3.5	12.9	(2.2)	25.5
Other long-term liabilities	97.0	37.6	33.4	—	168.0
Total stockholders’ equity	1,941.5	8,306.7	481.7	(8,788.4)	1,941.5
Total liabilities and stockholders’ equity	$9,696.4	$9,913.5	$688.5	$(11,297.6)	$9,000.8

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 28, 2014

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$412.6	$(81.1)	$45.2	$—	$376.7
INVESTING ACTIVITIES
Proceeds from sale of business, net	—	—	2.4	—	2.4
Purchase of property and equipment	(9.4)	(15.3)	(6.2)	—	(30.9)
Increase in equipment under customer usage agreements	(0.5)	(15.8)	(10.6)	—	(26.9)
Net sales of insurance contracts	13.8	—	—	—	13.8
Purchases of mutual funds	(29.7)	—	—	—	(29.7)
Sales of mutual funds	22.4	—	—	—	22.4
(Increase) decrease in other assets	(1.0)	(3.0)	1.0	—	(3.0)
Net cash used in investing activities	(4.4)	(34.1)	(13.4)	—	(51.9)
FINANCING ACTIVITIES
Repayment of long-term debt	(578.8)	—	—	—	(578.8)
Payment of debt issuance costs	(2.4)	—	—	—	(2.4)
Payment of deferred acquisition consideration	(5.0)	—	—	—	(5.0)
Net proceeds from issuance of common stock pursuant to employee stock plans	75.8	—	—	—	75.8
Excess tax benefit related to equity awards	5.2	—	—	—	5.2
Payment of minimum tax withholdings on net share settlement of equity awards	(9.2)	—	—	—	(9.2)
Net cash used in financing activities	(514.4)	—	—	—	(514.4)
Effect of exchange rate changes on cash and cash equivalents	—	0.4	(0.8)	—	(0.4)
Net (decrease) increase in cash and cash equivalents	(106.2)	(114.8)	31.0	—	(190.0)
Cash and cash equivalents, beginning of period	321.6	387.4	113.5	—	822.5
Cash and cash equivalents, end of period	$215.4	$272.6	$144.5	$—	$632.5

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 29, 2013

	Parent/ Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$218.4	$146.4	$51.0	$—	$415.8
INVESTING ACTIVITIES
Acquisition of a business	(6.1)	—	(0.2)	—	(6.3)
Payment of additional acquisition consideration	(16.8)	—	—	—	(16.8)
Proceeds from sale of business, net of cash transferred	—	84.8	1.5	—	86.3
Purchase of property and equipment	(13.1)	(19.7)	(8.3)	—	(41.1)
Increase in equipment under customer usage agreements	(0.5)	(18.8)	(12.6)	—	(31.9)
Purchase of insurance contracts	(4.0)	—	—	—	(4.0)
Proceeds from sale of intellectual property	—	60.0	—	—	60.0
Purchase of cost-method investments	(3.4)	(0.2)	—	—	(3.6)
Sale of cost-method investments	2.1	—	—	—	2.1
Increase in other assets	(2.1)	(2.1)	(0.4)	—	(4.6)
Net cash provided by (used in) investing activities	(43.9)	104.0	(20.0)	—	40.1
FINANCING ACTIVITIES
Repayment of long-term debt	(48.8)	—	—	—	(48.8)
Payment of debt issuance cost	(7.0)	—	—	—	(7.0)
Payment of contingent consideration	(42.4)	—	—	—	(42.4)
Payment of deferred acquisition consideration	(1.7)	—	—	—	(1.7)
Net proceeds from issuance of common stock pursuant to employee stock plans	51.2	—	—	—	51.2
Excess tax benefit related to equity awards	5.4	—	—	—	5.4
Payment of minimum tax withholdings on net share settlements of equity awards	(12.0)	—	—	—	(12.0)
Intercompany dividend	175.0	(175.0)	—	—	—
Net cash used in financing activities	(55.3)	—	—	—	(55.3)
Effect of exchange rate changes on cash and cash equivalents	—	(3.0)	0.4	—	(2.6)
Net increase in cash and cash equivalents	119.2	247.4	31.4	—	398.0
Cash and cash equivalents, beginning of period	210.0	269.4	81.0	—	560.4
Cash and cash equivalents, end of period	$329.2	$516.8	$112.4	$—	$958.4

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT
Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•	the effect of the continuing worldwide macroeconomic uncertainty on our business and results of operations;

•	the coverage and reimbursement decisions of third-party payors and the guidelines, recommendations, and studies published by various organizations relating to the use of our products and treatments;

•	the uncertainty of the impact of cost containment efforts and federal healthcare reform legislation on our business and results of operations;

•	the ability to successfully manage ongoing organizational and strategic changes, including our ability to attract, motivate and retain key employees;

•	the impact and anticipated benefits of completed acquisitions and acquisitions we may complete in the future;

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
Trademark Notice
Hologic is a trademark of Hologic, Inc. Other trademarks, logos, and slogans registered or used by Hologic and its divisions and subsidiaries in the United States and other countries include, but are not limited to, the following: Affirm, Aptima, Aptima Combo 2, Aquilex, ATEC, Celero, Cervista, Contura, C-View, Dimensions, Discovery, Eviva, Fluoroscan, Gen-Probe, Healthcome, HTA, Horizon, Interlace, Invader, LORAD, MammoPad, MammoSite, MultiCare, MyoSure, NovaSure, Panther, Prodesse, PreservCyt, QDR, Rapid fFN, Sahara, SecurView, Selenia, Sentinelle, Serenity, StereoLoc, TCT, ThinPrep, THS, Tigris, TLI IQ, and Trident.

RESULTS OF OPERATIONS
All dollar amounts in tables are presented in millions.
Product Revenues

	Three Months Ended						Nine Months Ended
	June 28, 2014		June 29, 2013		Change		June 28, 2014		June 29, 2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Product Revenues
Diagnostics	$285.3	45.1%	$290.0	46.3%	$(4.7)	(1.6)%	$847.3	45.0%	$873.4	47.0%	$(26.1)	(3.0)%
Breast Health	149.5	23.6%	148.4	23.7%	1.1	0.7%	440.0	24.0%	428.1	23.0%	11.9	2.8%
GYN Surgical	78.2	12.4%	75.5	12.1%	2.7	3.6%	228.4	12.0%	229.4	12.0%	(1.0)	(0.5)%
Skeletal Health	16.3	2.6%	16.0	2.6%	0.3	1.9%	47.1	3.0%	48.4	3.0%	(1.3)	(2.7)%
	$529.3	83.7%	$529.9	84.7%	$(0.6)	(0.1)%	$1,562.8	84.0%	$1,579.3	85.0%	$(16.5)	(1.0)%
Diagnostics product revenues decreased 1.6% and 3.0% in the current three and nine month periods compared to the corresponding periods in the prior year. The decrease in the current three month period compared to the corresponding period in the prior year was primarily due to a reduction in ThinPrep revenues of $7.9 million and a reduction in blood screening revenues of $2.0 million principally due to the timing of contingent revenue. These decreases were partially offset by an increase in our molecular diagnostics products of $8.5 million, primarily due to an increase in revenues from our Aptima family of assays. The decrease in the current nine month period compared to the corresponding period in the prior year was primarily due to a reduction in ThinPrep revenues of $27.5 million, a decrease of $23.1 million in Lifecodes revenue as a result of the divestiture of this product line in the second quarter of fiscal 2013, a reduction in Prodesse (principally flu testing assays) revenues of $6.3 million and lower perinatal revenues of $4.4 million. These decreases were partially offset by an increase in our molecular diagnostics products of $20.3 million primarily due to an increase in revenues from our Aptima family of assays and an increase in blood screening revenues of $17.7 million.
We attribute the reduction in ThinPrep revenues in both periods primarily to lower domestic sales volumes resulting from an increase in screening intervals based on guidelines released in 2012 by the American Congress of Obstetrics and Gynecologists and the U.S. Preventative Services Task Force and lower average sales prices internationally, primarily in China where we have transitioned to selling more of our products through distributors. Prodesse revenues decreased in the current nine month period primarily due to a milder flu season this year compared to the corresponding period in the prior year and the recent introduction of competitive products. Our blood screening revenues increased in the current nine month period compared to the corresponding period in the prior year primarily due to the inclusion of contingent revenue under our blood screening collaboration that was not recognized in the first quarter of fiscal 2013, and to a lesser extent the second quarter of fiscal 2013, due to unbilled accounts receivable being recorded as a fair value adjustment in purchase accounting. Under the collaboration, a portion of our blood screening revenue is contingent on donations testing revenue earned by our blood screening collaborator. As a result, amounts that were to be received for this contingent revenue related to inventory on hand and not yet utilized by Novartis’ (our blood screening collaborator at the time) customers as of the date we acquired Gen-Probe were recorded as unbilled accounts receivable on the balance sheet in purchase accounting, and these amounts were not recorded as revenue in our results of operations in fiscal 2013. The amount of this contingent revenue not recorded as revenue in the prior year nine month period was $23.5 million. This increase in blood screening revenues was partially offset by lower WNV assay sales compared to the corresponding period in fiscal 2013 as last year had a higher incidence of the WNV resulting in higher donation testing in the prior year periods. The increase in revenues in the current three and nine month periods related to our Aptima family of assays was primarily due to increased volumes from our strategic alliance with Quest Diagnostics Incorporated, or Quest, entered into in the third quarter of fiscal 2013, our increased installed base of Panther instruments, and increased sales volumes of our HPV screening assay, which was FDA approved for use on our Panther system in the fourth quarter of fiscal 2013. These increases were partially offset by slightly lower average sales prices for our Aptima products due to increased competitive pressures, and a reduction in Cervista HPV revenues as our larger customers transition to our Panther system and Aptima HPV assay.
Breast Health product revenues increased 0.7% and 2.8% in the current three and nine month periods compared to the corresponding periods in the prior year. In the current three and nine month periods, our digital mammography systems revenue increased $1.1 million and $14.5 million, respectively, compared to the corresponding periods in the prior year primarily due to the increase in 3D Dimensions revenue of $9.1 million and $33.3 million, respectively, as we sold more units on a worldwide basis, and the international unit sales had slightly higher average selling prices. As expected, we continue to experience a decline in the number of 2D systems sold as customers transition to the 3D Dimensions systems, which is occurring primarily in the United States. We also experienced an increase in revenues for our workstation and related products of $2.4 million and $5.4 million, respectively, in the current year periods, which was primarily driven by our C-View product. In addition, our breast biopsy products revenue increased $2.2 million in the current nine month period compared to the corresponding period in the prior year primarily due to the increase in the number of Eviva biopsy devices sold worldwide. The increases in the current three and nine month periods were partially offset by a decline in our analog mammography systems and MRI breast coils.
GYN Surgical product revenues increased 3.6% in the current three month period and decreased 0.5% in the current nine month period compared to the corresponding periods in the prior year. The increase in the current quarter was primarily due to an increase in MyoSure system sales of $5.1 million, partially offset by a decline in sales of NovaSure devices of $2.3 million. In the current nine month period, the decrease was primarily due to lower NovaSure device sales of $15.1 million partially offset by an increase in MyoSure system sales of $14.6 million. The MyoSure system continues to gain strong market acceptance as unit sales increase globally, partially offset by product mix. We experienced a decrease in the number of NovaSure devices sold in the United States, which we continue to believe is primarily attributable to patients delaying surgery or opting for lower cost and generally less effective alternatives, partially offset by higher international volume.
Skeletal Health product revenues increased 1.9% in the current quarter compared to the corresponding period in the prior year and decreased 2.7% in the current nine month period compared to the corresponding period in the prior year. The increase in the current quarter was primarily due to an increase in our osteoporosis assessment product sales, namely our Horizon product, which was introduced in late fiscal 2013, and to a lesser extent our mini C-arm systems, partially offset by lower volumes of our older Discovery products and pricing pressures. The decrease in the current nine month period compared to the prior year corresponding period was primarily due to a reduction in unit sales of our Discovery products and pricing pressures, partially offset by higher Horizon unit sales.
Product revenues by geography as a percentage of total product sales were as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
United States	74.4%	74.4%	73.5%	73.1%
Europe	13.0%	13.5%	14.5%	14.0%
Asia-Pacific	8.7%	8.7%	8.1%	9.1%
All others	3.9%	3.4%	3.9%	3.8%
	100.0%	100.0%	100.0%	100.0%
The increase in product revenues in the United States as a percentage of consolidated product revenues in the nine month period compared to the corresponding period in the prior year was a result of lower total product revenue in China, primarily related to the decline in ThinPrep sales described above, which contributed to the decline in Asia-Pacific revenues as a percentage of consolidated revenues.
Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 28, 2014		June 29, 2013		Change		June 28, 2014		June 29, 2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Service and Other Revenues	$103.3	16.3%	$96.2	15.4%	$7.1	7.4%	$307.3	16.4%	$290.9	15.6%	$16.4	5.6%
Service and other revenues are primarily comprised of revenue generated from our field service organization to provide ongoing service, installation and repair of our products. The majority of these revenues are generated within our Breast Health segment. Service and other revenues increased 7.4% and 5.6% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year primarily due to an increase in the number of service contracts in our Breast Health business driven by an increase in the installed base of our digital mammography systems, an increase in services not covered by service contracts and higher installation and training revenues related to our 3D Dimensions systems.
Cost of Product Revenues

	Three Months Ended						Nine Months Ended
	June 28, 2014		June 29, 2013		Change		June 28, 2014		June 29, 2013		Change
	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%	Amount	% of Product Revenue	Amount	% of Product Revenue	Amount	%
Cost of Product Revenues	$186.7	35.3%	$187.6	35.4%	$(0.9)	(0.5)%	$549.3	35.2%	$617.2	39.1%	$(67.9)	(11.0)%
Amortization of Intangible Assets	80.5	15.2%	76.0	14.3%	4.5	6.0%	234.1	15.0%	227.0	14.4%	7.1	3.1%
Impairment of Intangible Assets	—	—	1.7	0.3%	(1.7)	(100.0)%	26.6	1.7%	1.7	0.1%	24.9	**
	$267.2	50.5%	$265.3	50.1%	$1.9	0.7%	$810.0	51.9%	$845.9	53.6%	$(35.9)	(4.2)%

** Percentage not meaningful
Product revenues gross margin remained relatively flat at 49.5% and 49.9% in the current quarter compared to the prior year corresponding period, respectively, and improved in the current nine month period to 48.1% from 46.4% in the corresponding period in the prior year.
Cost of Product Revenues. The cost of product revenues, excluding amortization and impairment of intangible assets, as a percentage of product revenues was 35.3% and 35.2% in the current three and nine month periods, respectively, compared to 35.4% and 39.1% in the corresponding periods in the prior year. Cost of product revenues as a percentage of product revenues in the current three month period increased in Diagnostics and decreased in Breast Health, GYN Surgical and Skeletal Health compared to the corresponding period in the prior year, resulting in an overall consistent rate. In the current nine month period, the cost of product revenues as a percentage of product revenues decreased in Diagnostics, Breast Health, and GYN Surgical and increased in Skeletal Health compared to the corresponding period in the prior year, resulting in an overall improved gross margin rate.
Diagnostics' product costs as a percentage of revenue increased in the current three month period compared to the corresponding period in the prior year primarily due to a decrease in product revenue related to ThinPrep and Cervista HPV as described above coupled with the increase in Aptima assay sales at lower average selling prices compared to the prior year period. In addition, the reduction of blood screening contingent revenue has a direct impact on product costs as a percentage of revenue because when the contingent revenue is recorded there are no offsetting product costs. These increases were partially offset by favorable manufacturing variances across many of our products as production has increased, lower royalty costs for ThinPrep and lower molecular diagnostics instruments sales, which have very low gross margins. Diagnostics’ product costs as a percentage of revenue decreased in the current nine month period compared to the corresponding period in the prior year primarily due to the inclusion of $52.4 million in the prior nine month period of additional costs related to the sale of acquired inventory written up to fair value in purchase accounting for the Gen-Probe acquisition. In addition, we were able to recognize contingent revenue under the blood screening collaboration in the current nine month period that we were not able to recognize in the corresponding period in the prior year due to a purchase accounting adjustment as described above. Furthermore, we experienced favorable manufacturing variances across many of our products and lower royalty costs for ThinPrep, partially offset by unfavorable pricing on ThinPrep and Aptima sales and increased service costs for placed instruments.
Breast Health’s product costs as a percentage of revenue decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the increase in 3D Dimensions sales on both a unit basis and as a percentage of total digital mammography systems sales compared to our 2D systems. Our 3D Dimensions systems have higher average sales prices than our 2D systems resulting in higher gross margins. In addition, we had higher software related sales for 3D upgrades and our C-View product, which have higher gross margins than capital equipment sales. In the current three month period, we also experienced favorable manufacturing variances compared to the prior year period.
GYN Surgical’s product costs as a percentage of revenue decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to increased utilization at our Costa Rica facility as a result of the transfer of our breast biopsy products from our Indianapolis, Indiana facility during fiscal 2013. In addition, we experienced favorable manufacturing variances in the current year periods due to lower spend, partially offset by the impact of lower NovaSure sales volumes and higher MyoSure sales volumes.
Skeletal Health’s product costs as a percentage of revenue decreased in the current three month period primarily due to an increase in revenue for our Horizon product, which has a higher gross margin than our legacy Discovery products. Skeletal Health’s product costs as a percentage of revenue increased in the current nine month period primarily due to lower unit sales, unfavorable manufacturing variances and increased pricing pressure compared to the prior year period.
Amortization of Intangible Assets. Amortization of intangible assets relates to acquired developed technology and patents. These intangible assets are generally amortized over their estimated useful lives of between 8.5 and 20 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. The economic pattern is based on undiscounted future cash flows. The increase in amortization expense in the current three and nine month periods compared to the corresponding periods in the prior year was primarily due to certain in-process research and development projects recorded as assets in the Gen-Probe acquisition receiving FDA approval in fiscal 2013. As a result, these approved projects are now being amortized. In addition, we adjusted the estimated life of the MRI breast coils developed technology assets in the third quarter of fiscal 2014 resulting in higher amortization expense.
Impairment of Intangible Assets. In the second quarter of fiscal 2014, we evaluated our MRI breast coils product line asset group, which is within our Breast Health segment, for impairment due to our expectation that it will be sold or disposed of significantly before the end of its previously estimated useful life. The undiscounted cash flows expected to be generated by this asset group over its estimated remaining life were not sufficient to recover its carrying value. We have estimated the fair value of the asset group resulting in an aggregate impairment charge of $28.6 million, comprised of $27.1 million of intangible assets and $1.5 million of property and equipment. The impairment charge has been allocated to the long-lived assets, resulting in $26.6 million being allocated to developed technology. The estimated fair value of this asset group is subject to change and additional charges may be recorded in the future. During the third quarter of fiscal 2013, we determined that a developed technology asset was impaired, primarily due to our decision to cease selling and providing support for such product. As a result, we recorded a charge of $1.7 million to record the asset at its fair value.
Cost of Service and Other Revenues

	Three Months Ended						Nine Months Ended
	June 28, 2014		June 29, 2013		Change		June 28, 2014		June 29, 2013		Change
	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%	Amount	% of Service Revenue	Amount	% of Service Revenue	Amount	%
Cost of Service and Other Revenue	$52.6	50.9%	$51.0	53.1%	$1.6	3.0%	$159.6	52.0%	$153.5	52.8%	$6.1	4.0%
Service and other revenues gross margin was 49.1% and 48.0% in the current three and nine month periods compared to 46.9% and 47.2% in the corresponding periods in the prior year. Within our Breast Health segment, the continued conversion of a high percentage of our domestic installed base of digital mammography systems to service contracts upon expiration of the warranty period without a corresponding increase in costs to service these contracts has resulted in higher gross margins. Partially offsetting this improvement were increased costs in our Diagnostics segment without a corresponding increase in other revenues.

Operating Expenses

	Three Months Ended						Nine Months Ended
	June 28, 2014		June 29, 2013		Change		June 28, 2014		June 29, 2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
Operating Expenses
Research and development	$52.5	8.3%	$47.8	7.6%	$4.7	9.9%	$151.1	8.1%	$148.9	8.0%	$2.2	1.5%
Selling and marketing	83.0	13.1%	82.9	13.2%	0.1	0.1%	245.0	13.1%	265.4	14.2%	(20.4)	(7.7)%
General and administrative	64.7	10.2%	60.5	9.7%	4.2	6.9%	194.6	10.4%	179.7	9.6%	14.9	8.3%
Amortization of intangible assets	29.7	4.7%	28.7	4.6%	1.0	3.7%	85.0	4.5%	85.9	4.6%	(0.9)	(1.0)%
Impairment of intangible assets	—	—	—	—	—	—	0.5	0.0%	—	—	0.5	**
Contingent consideration – compensation expense	—	—	21.6	3.5%	(21.6)	(100.0)%	—	—	80.5	4.3%	(80.5)	(100.0)%
Contingent consideration – fair value adjustments	—	—	0.5	0.1%	(0.5)	(100.0)%	—	—	11.3	0.6%	(11.3)	(100.0)%
Gain on sale of intellectual property	—	—	—	—	—	—	—	—	(53.9)	(2.9)%	53.9	(100.0)%
Restructuring and divestiture charges	6.7	1.1%	6.7	1.1%	—	—	36.6	2.0%	23.1	1.2%	13.5	58.7%
	$236.6	37.4%	$248.7	39.7%	$(12.1)	(4.9)%	$712.8	38.1%	$740.9	39.6%	$(28.1)	(3.8)%
Research and Development Expenses. Research and development expenses increased 9.9% and 1.5% in the current three and nine month periods compared to the corresponding periods in the prior year. The increase was primarily due to an increase in compensation, additional program spend for our virology product line, including outside consulting costs, and increased clinical spending for our next generation breast biopsy products, partially offset by lower headcount, reductions to certain development programs, primarily in the GYN Surgical business as part of our cost containment measures implemented in fiscal 2013 and the beginning of the first quarter of fiscal 2014, and lower integration costs related to the Gen-Probe acquisition. The increase in the current nine month period was partially offset by the divestiture of Lifecodes (in the second quarter of fiscal 2013), which contributed $4.2 million of expense in the prior year period. Research and development primarily reflects spending on new product development programs, regulatory compliance and clinical research and trials. At any point in time, we have a number of different research projects and clinical trials being conducted and the timing of these projects and related costs can vary from period to period.
Selling and Marketing Expenses. Selling and marketing expenses remained relatively flat and decreased 7.7% in the current three and nine month periods, respectively, compared to the corresponding periods in the prior year. In the current quarter, selling and marketing expenses had higher commissions, increased spending on market research and costs associated with trade shows and meetings offset by lower compensation due to a reduction in headcount, a reduction in travel expenses and lower integration costs related to the Gen-Probe acquisition. The decrease in expenses in the current nine month period compared to the prior year corresponding period was primarily due to lower compensation as a result of headcount reductions and lower spend for certain marketing directives, such as trade shows, seminars, consulting services, and medical education, primarily as a result of our cost containment measures, a reduction in travel and lower integration costs related to the Gen-Probe acquisition. In addition, the nine month period ended June 29, 2013 included $4.6 million of expense related to Lifecodes.
General and Administrative Expenses. General and administrative expenses increased 6.9% and 8.3% in the current three and nine month periods compared to the corresponding periods in the prior year. The increase was primarily due to an increase in certain non-income tax expenses, tax consulting fees, legal fees and credit card fees related to customer payments, partially offset by lower compensation and benefit costs due to lower headcount from our cost containment measures, and lower integration costs related to the Gen-Probe acquisition. The increase in the current nine month period compared to the corresponding period in the prior year includes legal and consulting fees of $4.7 million incurred in the first quarter of fiscal 2014 to assist us in our negotiatio

n and response to shareholder activism and an increase in the medical device excise tax of $4.5 million, partially offset by a reduction in travel expenses. In addition, the first quarter of fiscal 2013 included a legal settlement benefit.
Amortization of Intangible Assets. Amortization of intangible assets results from customer relationships, trade names, business licenses and non-compete agreements related to our acquisitions. These intangible assets are generally amortized over their estimated useful lives of between 2 and 30 years using a straight-line method or, if reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed utilizing expected undiscounted future cash flows. The increase in the current quarter compared to the corresponding period in the prior year was primarily due to shortening the remaining life of certain corporate trade names as we decided to phase out their use during the second quarter of fiscal 2014. The slight decrease in the current nine month period compared to the corresponding period in the prior year was primarily due to lower amortization from intangibles acquired in the Cytyc, Inc. acquisition in fiscal 2008 as the pattern of economic benefits decreases, partially offset by accelerated amortization of corporate trade names.
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
Contingent Consideration—Fair Value Adjustments. In connection with our acquisition of Interlace Medical, Inc., or Interlace, we were required to pay future consideration that was contingent on achieving certain revenue based milestones. As of the acquisition date, we recorded a contingent consideration liability for the estimated fair value of the amount we expected to pay to the former shareholders of Interlace. This liability was based on future revenue projections of the business under various potential scenarios and weighted probability assumptions of these outcomes. We recorded charges of $0.5 million and $11.3 million in the three and nine month periods ended June 29, 2013, respectively, reflecting an increase in the fair value of the liability due to higher revenues from Interlace than originally estimated. The measurement period for this contingent consideration ended in the second quarter of fiscal 2013, and as such, there were no charges in fiscal 2014.
Gain on Sale of Intellectual Property. In the first quarter of fiscal 2013, we recorded a net gain of $53.9 million related to the sale of our Makena asset to K-V Pharmaceutical Company, or KV. On August 4, 2012, KV and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. At that time, KV still owed us $95.0 million. In December 2012, we executed a settlement agreement with KV and released KV from all claims in consideration of a $60.0 million payment. We recorded this payment, net of certain costs, in the first quarter of fiscal 2013. For additional information, please refer to Note 6 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.
Restructuring and Divestiture Charges. In the fourth quarter of fiscal 2012, in connection with our acquisition of Gen-Probe, we implemented a restructuring action to consolidate our Diagnostics operations by decreasing headcount and closing our legacy molecular diagnostics operations in Madison, Wisconsin. We also finalized our decision to transfer production of our interventional breast products from our Indianapolis facility to our Costa Rica facility. In fiscal 2013 and in the first quarter of fiscal 2014, we implemented cost containment measures that primarily resulted in headcount reductions. In the second and third quarters of fiscal 2014, we terminated employees at our Warstein, Germany location, and as part of ongoing management changes, we terminated certain executives and employees. Pursuant to U.S. generally accepted accounting principles, the related severance and benefit charges are being recognized either ratably over the respective required employee service periods or up-front for contractual benefits, and other charges are being recognized as incurred. In the current three and nine month periods, we recorded aggregate charges of $6.7 million and $36.6 million, respectively, from these actions. The charges recorded in fiscal 2014 primarily related to severance and benefits, and the nine month period includes a $3.1 million impairment charge to record certain buildings at our Warstein, Germany location to their estimated fair value. In the three and nine month periods in the prior year, we recorded restructuring charges of $6.7 million and $23.1 million, respectively, primarily for severance and benefits. In addition, we recorded a net divestiture charge of $0.2 million and a net gain of $0.6 million in the three and nine month periods ended June 29, 2013, respectively, primarily related to the sale of our Lifecodes business in the second quarter of fiscal 2013. For additional information pertaining to restructuring actions and charges, please refer to Note 3 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Interest Income

	Three Months Ended				Nine Months Ended
	June 28, 2014	June 29, 2013	Change		June 28, 2014	June 29, 2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Income	$0.3	$0.3	$—	—	$0.8	$0.8	$—	—
Interest income remained flat in the current three and nine month periods compared to the corresponding periods in the prior year.
Interest Expense

	Three Months Ended				Nine Months Ended
	June 28, 2014	June 29, 2013	Change		June 28, 2014	June 29, 2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Interest Expense	$(52.4)	$(67.2)	$14.8	(22.0)%	$(168.1)	$(215.3)	$47.2	(21.9)%
Interest expense consists primarily of the cash interest costs and the related amortization of the debt discount and deferred financing costs on our Convertible Notes, Senior Notes and amounts borrowed under our Credit Agreement. The decrease in interest expense in the current three and nine month periods compared to the corresponding periods in the prior year was primarily due to principal payments in fiscal 2013 and 2014, which included $325.0 million of voluntary pre-payments, of amounts borrowed under our Credit Agreement, lower weighted-average interest rates due to refinancing both the Term Loan A and Term Loan B facilities, and the redemption of $405.0 million in principal amount of our 2007 Notes in December 2013. These decreases were partially offset by additional interest expense from the accretion of principal on the 2013 Notes at 4.0% annually.
Debt Extinguishment Loss

	Three Months Ended				Nine Months Ended
	June 28, 2014	June 29, 2013	Change		June 28, 2014	June 29, 2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Debt Extinguishment Loss	$—	$—	$—	—	$(7.4)	$(3.2)	$(4.2)	127.2%
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
Other Expense, net

	Three Months Ended				Nine Months Ended
	June 28, 2014	June 29, 2013	Change		June 28, 2014	June 29, 2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Other Expense, net	$(1.5)	$(1.2)	$(0.3)	17.3%	$(3.5)	$(0.2)	$(3.3)	**

In the third quarter of fiscal 2014, this account was primarily comprised of an other-than-temporary impairment charge on a cost-method equity investment of $3.2 million, partially offset by gains of $1.3 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan. In the third quarter of fiscal 2013, this account was primarily comprised of an other-than temporary impairment charge for a cost-method investment of $4.7 million and net foreign currency exchange losses of $0.5 million, partially offset by a $2.0 million gain on the sale of a cost-method investment, and $1.6 million from investment and insurance recoveries.
For the current nine month period, this account was primarily comprised of other-than-temporary impairment charges on cost-method equity investments of $6.9 million and net foreign currency exchange losses of $0.9 million, partially offset by gains of $4.1 million on the cash surrender value of life insurance contracts and mutual funds related to our deferred compensation plan. For the prior year nine month period, this account was primarily comprised of other-than temporary impairment charges for cost-method investments of $6.4 million and net foreign currency exchange losses of $0.3 million, partially offset by investment gains related to our deferred compensation plan investments of $2.7 million, a $2.0 million gain on the sale of a cost-method investment and $1.5 million from investment and insurance recoveries.
Provision (Benefit) for Income Taxes

	Three Months Ended				Nine Months Ended
	June 28, 2014	June 29, 2013	Change		June 28, 2014	June 29, 2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Provision (Benefit) for Income Taxes	$11.3	$4.0	$7.3	180.9%	$20.3	$(29.1)	$49.4	(169.6)%
Our effective tax rate for the current three and nine month periods was 50.0% and 214.2%, respectively, compared to a provision of 58.2% and a benefit of 33.0%, respectively, on pre-tax losses for the corresponding periods in the prior year. For the current three and nine month periods, the effective tax rate differed from the statutory rate primarily due to unbenefited foreign losses. For the three month period ended June 29, 2013, the tax rate was higher than the statutory rate primarily due to non-deductible contingent consideration expense related to the TCT acquisition and unbenefited foreign losses, partially offset by the domestic production activities deduction. For the nine month period ended June 29, 2013, the tax rate was lower than the statutory rate primarily due to a $19.6 million valuation allowance release related to capital losses which were utilized to offset capital gains generated during the year, partially offset by non-deductible contingent consideration expense related to the TCT and Interlace acquisitions and unbenefited losses.
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
Diagnostics

	Three Months Ended				Nine Months Ended
	June 28, 2014	June 29, 2013	Change		June 28, 2014	June 29, 2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$293.1	$297.4	$(4.3)	(1.5)%	$869.7	$899.8	$(30.1)	(3.4)%
Operating Income (Loss)	$4.8	$(1.2)	$6.0	548.3%	$24.8	$(33.7)	$58.5	173.4%
Operating Income (Loss) as a % of Segment Revenue	1.6%	(0.4)%			2.8%	(3.8)%

Diagnostics revenues decreased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the decrease in product revenues discussed above.
Operating income for this business segment increased in the current three and nine month periods compared to the corresponding periods in the prior year. Gross margin in absolute dollars decreased in the current quarter primarily due to lower ThinPrep volumes, slightly lower pricing on ThinPrep and Aptima sales, lower blood screening revenue and increased intangible asset amortization expense, partially offset by favorable manufacturing variances across many of our products as production has increased, lower royalty costs for ThinPrep and lower molecular diagnostics instrument sales. In the current nine month period, gross margin in absolute dollars increased primarily due to the inclusion in the prior year corresponding nine month period of fair value adjustments of $52.4 million for acquired Gen-Probe inventory that did not recur in the current year. In addition, we were able to record contingent revenue under our blood screening collaboration in the current year period that had previously been recorded as unbilled accounts receivable in purchase accounting as described above. Furthermore, we experienced favorable manufacturing variances across many of our products and lower royalty costs for ThinPrep, partially offset by lower ThinPrep volumes, slightly lower pricing on ThinPrep and Aptima sales, and increased intangible asset amortization expense. The gross margin rate declined to 45.2% in the current quarter compared to 47.8% in the corresponding period in the prior year and improved to 45.9% in the current nine month period from 41.8% in the corresponding period in the prior year.
Operating expenses decreased in the current three and nine month periods compared to the corresponding periods in the prior year. These decreases were primarily due to the inclusion in the prior year corresponding periods of $21.6 million and $80.5 million, respectively, of contingent consideration charges related to TCT, and lower restructuring charges, Gen-Probe integration costs and compensation expense from headcount reductions as part of our cost containment measures, partially offset by an increase in spending on research and development for our virology products and market research, and higher intangible asset amortization expense. In addition, the current nine month period expenses were lower due to the divestiture of Lifecodes, which contributed $9.4 million of operating expenses in the corresponding period in the prior year, partially offset by an increase in the medical device excise tax of $2.0 million. As discussed above, the prior year nine month period included a $53.9 million gain related to the settlement with KV for the sale of our rights to Makena.
Breast Health

	Three Months Ended				Nine Months Ended
	June 28, 2014	June 29, 2013	Change		June 28, 2014	June 29, 2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$238.0	$230.0	$8.0	3.5%	$703.2	$671.0	$32.2	4.8%
Operating Income	$58.4	$53.2	$5.2	9.7%	$128.0	$146.0	$(18.0)	(12.3)%
Operating Income as a % of Segment Revenue	24.5%	23.1%			18.2%	21.8%
Breast Health revenues increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to the $1.1 million and $11.9 million increase in product revenues, respectively, discussed above, and the $6.9 million and $20.3 million increase in service revenues, respectively, that was substantially related to additional service contracts for the increased number of digital mammography systems in our installed base.
Operating income for this business segment increased in the current three month period compared to the corresponding period in the prior year primarily due to an increase in absolute gross margin dollars from higher revenue partially offset by an increase in operating expenses. The overall gross margin rate increased to 52.1% in the current quarter compared to 49.7% in the corresponding period in the prior year primarily due to the increase in 3D Dimensions sales on both a unit basis and as a percentage of total digital mammography systems compared to our 2D systems and an increase in software related sales. Operating income for this business segment decreased in the current nine month period compared to the corresponding period in the prior year primarily due to higher operating expenses partially offset by an increase in gross margin in absolute dollars. Gross margin in absolute dollars increased primarily due to the increase in revenues and the favorable product mix between 3D Dimensions and our 2D systems consistent with the current quarter partially offset by the $26.6 million developed technology asset impairment charge discussed above and higher intangible asset amortization expense. As a result, the overall gross margin rate declined to 48.1% in the current nine month period compared to 49.4% in the corresponding period in the prior year.

Operating expenses increased in the current three and nine month periods compared to the corresponding periods in the prior year primarily due to higher restructuring charges, which includes corporate allocated amounts, higher research and development expenditures primarily for next generation breast biopsy devices, higher corporate general and administrative allocations, partially offset by lower sales and marketing expenditures including lower spend on tomosynthesis awareness campaigns. In addition, the current nine month period had an increase in the medical device excise tax of $2.1 million and intangible asset and property impairment charges aggregating $1.8 million.
GYN Surgical

	Three Months Ended				Nine Months Ended
	June 28, 2014	June 29, 2013	Change		June 28, 2014	June 29, 2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$78.5	$75.8	$2.7	3.5%	$229.4	$230.4	$(1.0)	(0.5)%
Operating Income	$9.1	$6.3	$2.8	45.3%	$26.8	$9.1	$17.7	193.5%
Operating Income as a % of Segment Revenue	11.6%	8.3%			11.7%	4.0%
GYN Surgical revenues increased in the current three month period and decreased in the current nine month period compared to the corresponding periods in the prior year due to the change in product revenues discussed above.
Operating income for this business segment increased in the current three and nine month periods compared to the corresponding periods in the prior year. In the current quarter, the improvement was primarily due to an increase in gross margin in absolute dollars, primarily due to higher revenues and lower manufacturing costs, and slightly lower operating expenses. The gross margin rate improved to 57.3% in the current quarter from 56.8% in the prior year corresponding period. In the current nine month period, the improvement was primarily due to a decrease in operating expenses while gross margin in absolute dollars was relatively flat as revenues were consistent year over year. The gross margin rate was relatively flat at 57.5% in the current nine month period compared to 57.3% in the corresponding period in the prior year.
Operating expenses declined in the current quarter primarily due to lower research and development program expenditures, lower headcount in sales and research and development from our cost containment measures and lower intangible asset amortization expense, partially offset by an increase in costs associated with international sales initiatives and market research. Operating expenses declined in the current nine month period primarily due to the $11.3 million of contingent consideration charges related to the Interlace earn-out included in the prior year period. Additional reductions in operating expenses were primarily due to headcount reductions, lower research and development program expenditures and lower marketing related expenditures, all as a result of our cost containment measures, and lower intangible asset amortization expense.
Skeletal Health

	Three Months Ended				Nine Months Ended
	June 28, 2014	June 29, 2013	Change		June 28, 2014	June 29, 2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
Total Revenues	$23.0	$22.9	$0.1	0.9%	$67.8	$69.0	$(1.2)	(1.7)%
Operating Income	$3.9	$2.8	$1.1	41.4%	$8.1	$8.5	$(0.4)	(5.1)%
Operating Income as a % of Segment Revenue	17.0%	12.1%			11.9%	12.4%
Skeletal Health revenues remained relatively flat in the current three month period and decreased in the current nine month period compared to the corresponding periods in the prior year primarily due to the changes in product revenues discussed above.
Operating income increased in the current quarter primarily due to the increase in gross margin in absolute dollars as a result of higher sales of our higher margin Horizon product, while operating expenses remained relatively flat. Operating income in the current nine month period decreased primarily due to a decrease in gross margin in absolute dollars as a result of lower revenues and a slight increase in operating expenses. The gross margin rate increased to 48.7% and 45.1% in the current three and nine month periods, respectively, from 45.0% and 44.5% in the corresponding periods in the prior year.
LIQUIDITY AND CAPITAL RESOURCES
At June 28, 2014, we had $834.5 million of working capital, and our cash and cash equivalents totaled $632.5 million. Our cash and cash equivalents balance decreased by $190.0 million during the first nine months of fiscal 2014 primarily due to debt principal payments and capital expenditures, partially offset by operating cash flows and proceeds from the exercise of stock options granted pursuant to our employee benefit programs.
In the first nine months of fiscal 2014, our operating activities provided us with $376.7 million of cash, which included a net loss of $10.8 million, offset primarily by non-cash charges for depreciation and amortization aggregating $391.8 million, non-cash interest expense of $52.2 million related to our outstanding debt, stock-based compensation expense of $39.1 million, asset impairment charges of $33.3 million, and debt extinguishment losses of $7.4 million. These adjustments to net loss were partially offset by a decrease in net deferred tax liabilities of $204.6 million, primarily from the amortization of intangible assets. Cash provided by operations included a net cash inflow of $62.9 million from changes in our operating assets and liabilities. Changes in our operating assets and liabilities were driven primarily by a decrease in prepaid income taxes of $34.4 million due to the utilization thereof to fund our tax liability, a decrease in accounts receivable of $28.4 million due to improved collections, an increase in accrued expenses of $16.1 million primarily due to a net increase in bonus and benefits accruals, restructuring and interest on our debt based on the timing of payments, partially offset by the payment of contingent consideration of $31.1 million, a decrease in prepaid expenses of $13.8 million primarily based on the timing of insurance and maintenance contract renewals, and an increase in deferred revenue of $10.7 million primarily due to an increase in our installed base of digital mammography systems. These inflows were partially offset by an increase in inventory of $42.2 million for expected demand and to build up our safety stock of instruments and assays primarily in our Diagnostics business.
In the first nine months of fiscal 2014, our investing activities utilized $51.9 million of cash primarily for capital expenditures of $57.8 million, which consisted primarily of the placement of equipment under customer usage agreements and purchases of manufacturing equipment and computer hardware, partially offset by net sales of mutual funds and insurance contracts of $6.5 million to pay participant withdrawals from our deferred compensation plan due to employee terminations.
In the first nine months of fiscal 2014, our financing activities used cash of $514.4 million primarily due to $578.8 million in debt principal payments comprised of $405.0 million to pay off our 2007 Notes and $173.8 million under our Credit Agreement, and $9.2 million for employee-related taxes withheld for the net share settlement of vested restricted stock units. Partially offsetting these uses of cash were proceeds of $75.8 million from our equity plans, primarily from the exercise of stock options.
Debt
We had total recorded debt outstanding of $4.27 billion at June 28, 2014, which is comprised of amounts outstanding under our Credit Agreement of $2.05 billion (principal $2.06 billion), Senior Notes of $1.00 billion and Convertible Notes of $1.22 billion (principal $1.32 billion).
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
The credit facilities contain two financial ratio covenants measured as of the last day of each fiscal quarter: a total net leverage ratio and an interest coverage ratio. The total net leverage ratio is 6.00:1.00 beginning on our fiscal quarter ended March 29, 2014, which then decreases over time to 4.00:1.00 for the fiscal quarter ending September 30, 2017 and each fiscal quarter thereafter. The interest coverage ratio is 3.25:1.00 beginning on our fiscal quarter ending March 29, 2014, which then increases over time to 3.75:1.00 for the fiscal quarter ending September 30, 2017 and each fiscal quarter thereafter. The total net leverage ratio is defined as the ratio of our consolidated net debt as of the quarter end to our consolidated adjusted EBITDA for the four-fiscal quarter period ending on the measurement date. The interest coverage ratio is defined as the ratio of our consolidated adjusted EBITDA for the prior four-fiscal quarter period ending on the measurement date to adjusted consolidated cash interest expense for the same measurement period. These terms, and the calculation thereof, are defined in further detail in the Credit Agreement. As of June 28, 2014, we were in compliance with these covenants.
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

Convertible Notes
At June 28, 2014, our Convertible Notes, in the aggregate principal amount of $1.32 billion, are recorded at $1.22 billion, which is net of the unamortized debt discount attributed to the embedded conversion feature of the Convertible Notes. These notes consist of:

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
Stock Repurchase Program
On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over the next three years. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program. Through June 28, 2014, we had not repurchased any shares of our common stock under this program.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. Financial instruments consist of cash equivalents, accounts receivable, publicly traded equities, cost-method equity investments, mutual funds, insurance contracts and related deferred compensation plan liabilities, accounts payable and debt obligations. Except for our outstanding Convertible Notes and Senior Notes, the fair value of these financial instruments approximates their carrying amount. As of June 28, 2014, we have $1.32 billion in principal amount of Convertible Notes outstanding, which are comprised of our 2010 Notes with a principal amount of $450.0 million, our 2012 Notes with a principal amount of $500.0 million and our 2013 Notes with a principal amount of $370.0 million. The Convertible Notes are recorded net of the unamortized debt discount on our consolidated balance sheets. The fair value of our 2010 Notes, 2012 Notes and 2013 Notes as of June 28, 2014 was approximately $566.4 million, $548.6 million and $408.9 million, respectively. Amounts outstanding under our Credit Agreement aggregating $2.06 billion aggregate principal as of June 28, 2014 are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value. The fair value of our Senior Notes is approximately $1.06 billion.
Primary Market Risk Exposures. Our primary market risk exposure is in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on borrowings outstanding under our Convertible Notes, Senior Notes and Credit Agreement. The Convertible Notes and Senior Notes have fixed interest rates. Borrowings under our Credit Agreement bear interest at a rate per annum, at our option, initially, with respect to all loans made under Term Loan A (i) at the Base Rate plus 1.00% per annum, or (ii) at the Adjusted Eurodollar Rate (i.e., the Libor rate) plus 2.00%, and with respect to loans made under Term Loan B: (i) at the Base Rate, with a floor of 1.75%, plus 1.50%, or (ii) at the Adjusted Eurodollar Rate (i.e., the Libor rate), with a floor of 0.75%, plus 2.50%.
As of June 28, 2014, there was $2.06 billion of aggregate principal amount outstanding under the Credit Agreement comprised of $912.5 million under the Term Loan A facility and $1.15 billion under the Term Loan B facility. Since these debt obligations are variable rate instruments, our interest expense associated with these instruments is subject to change. A 10% adverse movement (increase in Libor rate) would increase annual interest expense by less than $1.0 million due to the low current interest rate environment and the floor on our Term Loan B facility.
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

We believe that the operating expenses of our international subsidiaries that are incurred in local currencies will not have a material adverse effect on our business, results of operations or financial condition. Our operating results and certain assets and liabilities that are denominated in the Euro are affected by changes in the relative strength of the U.S. dollar against the Euro. Our expenses, denominated in Euros, are positively affected when the U.S. dollar strengthens against the Euro and adversely affected when the U.S. dollar weakens. However, we believe that the foreign currency exchange risk is not significant. A hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse impact on our business, financial condition or results of operations.
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
As of June 28, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 28, 2014.An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 28, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer's Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#) (1)	Average Price Paid Per Share ($) (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Our Programs (in millions)
March 30, 2014 – April 26, 2014	3	$21.36	—	$250.0
April 27, 2014 – May 24, 2014	501	22.73	—	250.0
May 25, 2014 – June 28, 2014	—	—	—	250.0
Total	504	$22.72	—	$250.0
 ___________________________________

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

(2)
On November 11, 2013, we announced that our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock over the next three years. Through June 28, 2014, we had not repurchased any shares of our common stock under this program.

Item 6.    Exhibits.
(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

3.1	Certificate of Elimination of Series A Junior Participating Preferred Stock of Hologic, Inc.	8-K	6/25/2014

4.1	Amendment No. 1 to Rights Agreement, dated as of June 24, 2014, between Hologic, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	6/25/2014

10.1*†	Offer Letter by and between Peter J. Valenti and Hologic, Inc., dated April 29, 2014.

10.2†	Offer Letter by and between Robert W. McMahon and Hologic, Inc., dated April 29, 2014.	8-K	5/13/2014

10.3†	Severance and Change of Control Agreement by and between Robert W. McMahon and Hologic, Inc., dated May 8, 2014.	8-K	5/13/2014

10.4†	Transition and Severance Agreement by and between David P. Harding and Hologic, Inc., dated May 1, 2014.	10-Q	3/29/2014

10.5†	Settlement and Release Agreement by and between David P. Harding and Hologic, Inc., dated May 1, 2014.	10-Q	3/29/2014

31.1*	Certification of Hologic’s CEO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hologic’s CFO pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Hologic’s CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Hologic’s CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition
_______________
†    Indicates management contract or compensatory plan, contract or arrangement.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hologic, Inc.
(Registrant)

Date:	July 31, 2014	/s/ Stephen P. MacMillan

Stephen P. MacMillan President and Chief Executive Officer

Date:	July 31, 2014	/s/ Robert W. McMahon

Robert W. McMahon
Chief Financial Officer (Principal Financial Officer)